Form 10-Q
period 1994-01-02
QUANTUM CORP /DE/
filed 1994-02-14
CIK 709283

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 	January 2, 1994

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from 		 to


Commission File Number 0-12390



QUANTUM CORPORATION
(Exact name of registrant as specified in its charter)



	DELAWARE			94-2665054
	(State or other jurisdiction of	(I.R.S. Employer Identification No.)
	incorporation or organization)



	500 McCarthy Blvd.
	Milpitas, California				95035
	(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code: (408) 894-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1994: 43,457,419.

QUANTUM CORPORATION

10-Q REPORT

INDEX
	 Page
	Number
PART I - FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

		Consolidated Statements of Operations	3

		Consolidated Balance Sheets	4

		Consolidated Statements of Cash Flows	5

		Notes to Consolidated Financial Statements	6


	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	7


PART II - OTHER INFORMATION	10


SIGNATURE		11


QUANTUM CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)


	Three Months Ended	Nine Months Ended
	Jan. 2	Dec. 27	Jan. 2	Dec. 27
	1994	1992	1994	1992

Sales		$523,021	$459,315	$1,496,088	$1,190,670
Cost of sales	 466,199	 369,626	1,370,239	 960,273
  Gross profit	56,822	89,689	125,849	230,397

Operating expenses:
  Research and development	19,632	14,976	61,205	45,208
  Sales and marketing	17,453	20,406	53,775	55,180
  General and administrative	9,576	  9,356	32,376	22,938
  Restructuring and
    non-recurring charges	      0	       0	  22,753	       0
		46,661	44,738	170,109	123,326

  Income (loss) from operations	10,161	44,951	(44,260)	107,071

Other (income) expense:
  Interest expense	3,385	3,576	10,426	10,941
  Interest and other income	 (1,634)	  (2,825)	 (5,607)	  (9,406)
		1,751	751	4,819	1,535

Income (loss) before income
  taxes	8,410	44,200	(49,079)	105,536
Income tax provision (benefit)	   2,271	  16,189	 (13,251)	  37,993

Net income (loss)	$  6,139	$ 28,011	$(35,828)	$ 67,543

Net income (loss) per share:
  Primary	$0.14	$0.62	$(0.83)	$1.47
  Fully diluted	$0.14	$0.52	$(0.83)	$1.28

Weighted average common and
  common equivalent shares:
    Primary	44,357	45,386	43,151	45,797
    Fully diluted	44,357	57,343	43,151	57,588


See accompanying notes to consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)




	Jan. 2,	Mar. 31,
	1994	1993

Assets
  Current assets:
    Cash and cash equivalents	$150,097	$121,838
    Marketable securities	107,351	167,114
    Accounts receivable, net of allowance for
     doubtful accounts of $8,768 and $8,118	294,010	266,994
    Inventories	186,879	223,162
    Deferred taxes	37,630	37,479
    Other current assets	  18,985	  13,094

  Total current assets	794,952	829,681

  Property and equipment, net of accumulated
	  depreciation of $66,516 and $57,442	81,300	74,698
  Investments		3,220
  Other assets	  11,802	  19,034

		$888,054	$926,633


Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable	$216,756	$215,445
    Accrued warranty expense	58,932	42,410
    Accrued compensation	12,333	17,189
    Income taxes payable		19,026
    Other accrued liabilities	  33,783	  21,825

  Total current liabilities	321,804	315,895

  Subordinated debentures and other	220,688	212,500

  Shareholders' equity:
    Common stock	97,171	100,049
    Retained earnings	 248,391	 298,189

  Total shareholders' equity	 345,562	 398,238

		$888,054	$926,633


See accompanying notes to consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)



	Third Quarter
	Nine Months Ended
	Jan. 2,	Dec. 27,
	1994	1992

Cash flows from operating activities:
  Net income (loss)	$(35,828)	$ 67,543
  Items not requiring the current use of cash:
    Depreciation and amortization	22,088	18,983
    Write off of goodwill	 6,338
  Changes in assets and liabilities:
    Accounts receivable	(27,016)	(81,311)
    Inventories	36,283	(70,234)
    Accounts payable	1,311	51,565
    Income taxes payable	(19,026)	(5,917)
    Accrued warranty expense	16,522	12,873
    Other assets and liabilities	  3,218	   11,922

Net cash provided by operating activities	  3,890	   5,424

Cash flows from investing activities:
  Purchase of marketable securities	(105,905) 	(292,640)
  Proceeds from sale of marketable securities	165,668 	213,082
  Investment in property and equipment	  (26,734)	  (21,909)

Net cash provided by (used in) investing activities	  33,029	 (101,467)

Cash flows from financing activities:
  Repurchase of common stock	(17,479) 	(19,868)
  Proceeds from issuance of common stock	8,819 	6,768
  Net proceeds from issuance of convertible
    subordinated debentures	       	 206,840

Net cash provided by (used in) financing activities	  (8,660)	 193,740

Net increase in cash and cash equivalents	28,259 	97,697
Cash and cash equivalents at beginning of period	 121,838	  74,486

Cash and cash equivalents at end of period	$150,097	$172,183

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest	$ 13,671	$  7,899
    Income taxes	$ 11,406	$ 41,009


See accompanying notes to consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.	Basis of presentation

	The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 1993.

2.	Inventories

	Inventories consisted of the following:

	(In thousands)

	Jan. 2,	Mar. 31,
	   1994	  1993

	Materials and purchased parts	$ 27,149	$ 25,994
	Work in process	13,318	14,517
	Finished goods	 146,412	 182,651
		$186,879	$223,162

3.	Net income (loss) per share

	Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income (loss) per share computed on a fully diluted basis assumes conversion of the Company's outstanding 6 3/8% convertible subordinated debentures having a principal value of $212,500,000. For the three and nine months ended January 2, 1994 the primary net income (loss) per share is shown in the statements of operations as both primary and fully diluted, as the convertible subordinated debentures are anti-dilutive.


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations


Results of Operations

	Consolidated sales for the three and nine months ended January 2, 1994 were $523 million and $1,496 million, respectively, compared to $459 million and $1,191 million for the corresponding periods in fiscal 1993. Unit shipments for the quarter ended January 2, 1994 were relatively flat from the second quarter, with the increase in revenue for the period due to the change in product mix and transition to new products. The increase in consolidated sales on a year-to-year basis was attributable to increased unit shipments which were offset by a decline in average unit sales prices. Unit shipments for the nine months ended January 2, 1994 increased 64% compared to the corresponding period in fiscal 1993. Despite the increase in unit shipments, sales for the first nine months of fiscal 1994 increased only 26% over the corresponding period of fiscal 1993 due to a significant decline in average unit sales prices.

	Sales to Apple Computer, Inc. for the third quarters of fiscal years 1994 and 1993 were 17% of consolidated sales. Sales to Apple Computer, Inc. and Compaq Computer, Inc. represented 24% and 10%, respectively, of consolidated sales for the nine months ended January 2, 1994. Sales to Apple Computer, Inc. represented 18% of total consolidated sales, while sales to Compaq Computer, Inc. represented less than 10% of consolidated sales for the corresponding nine months of the prior fiscal year. The Company has no long-term supply commitments with these customers. Any significant decrease in sales to these customers, or the loss of one or both of these customers, could have a material adverse effect on the Company's results of operations.

	Gross margin for the quarter ended January 2, 1994 declined to 10.9% as compared to 19.5% for the third quarter of fiscal 1993. The Company's gross margin for the first nine months of fiscal 1994 was 8.4%, compared to 19.4% for the corresponding period in fiscal 1993. This year-to-year decline was due to intense pricing pressures in both the distribution and OEM channels resulting primarily from an industry wide oversupply of disk drives. During the third quarter Quantum began the key customer qualification and transition processes from older technology products to the Company's more cost effective products. These more cost effective products accounted for more than 25% of the Company's units and revenue in the third quarter. These product transitions along with stabilizing industry prices resulted in the increase in gross margin from 2.1% in the second quarter to 10.9% in the third quarter of fiscal 1994. The product transitions will continue through the March quarter. However, the Company does not expect improvement of the gross margin to continue at the rate experienced this quarter.

	Over the past ten years, Quantum has established a strong business relationship with Matsushita-Kotobuki Electronics Industries, Ltd. (MKE) of Japan. This relationship has been built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise. The Company's master agreement with MKE, which covers the general terms of the business relationship, was renegotiated during fiscal 1993 and was extended for a period of five years. During the first nine months of fiscal 1994 approximately 90% of Quantum's sales were derived from products manufactured by MKE. In the event MKE is unable to supply such products or increases its prices for manufacturing services, the Company's results of operations would be adversely affected. The Company's transactions with MKE are denominated in U.S. dollars with prices for product purchases negotiated periodically, usually on an annual basis. Thus, fluctuations in the exchange rate have no material short-term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices.

Quantum operates in an extremely competitive industry and its rapid growth has been the result of the Company's ability to identify customer needs and develop quality products to meet those requirements. The Company expects that sales from new products will account for a majority of sales in the fourth quarter of fiscal 1994 and will replace sales of some current products. The Company's ability to produce new products economically and manage the transition of customers to these new products is essential for continued success. The hard disk drive industry is characterized by increasingly shorter product life cycles and is dependent on the strength of unit demand in the personal computer market. As a result, the industry tends to experience periods of excess product inventory and intense price competition. These and other factors may affect the Company's results of operations, and past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods.

Operating Expenses

	Research and development expenses in the third quarter of fiscal 1994 were $19.6 million, compared to $15.0 million in the corresponding period in fiscal 1993, with each quarter's expenses being 3.8% and 3.3% of sales, respectively. Research and development expenses in the nine months ended January 2, 1994 were $61.2 million, or 4.1% of sales, compared to $45.2 million, or 3.8% of sales in the corresponding period in fiscal 1993. The increases are due to increased headcount and higher expenses related to preproduction activity for a larger number of new products. Quantum intends to continue its investment in research and development. The hard disk drive industry is subject to rapid technological advances and the future success of the Company is dependent upon continued successful and timely introductions of new products and technologies.

	Sales and marketing expenses for the three months ended January 2, 1994 were $17.5 million, or 3.3% of sales, compared to the corresponding period of fiscal 1993 with expenses of $20.4 million, or 4.4% of sales. Sales and marketing expenses in the nine months ended January 2, 1994 were $53.8 million, or 3.6% of sales, compared to $55.2 million, or 4.6% of sales in the corresponding period in fiscal 1993. The decreases in absolute dollars resulted from lower co-op marketing expenses due to the significant decline in sales to the distribution channel and lower associated distribution channel development fund expenses. These decreases were partially offset by costs associated with supporting the higher sales volume and expanding the Company's international infrastructure.

	General and administrative expenses for the third quarter of fiscal 1994 were $9.6 million, or 1.8% of sales, a slight dollar increase when compared to expenses of $9.4 million, or 2.0% of sales in the corresponding period of fiscal 1993. General and administrative expenses in the nine months ended January 2, 1994 were $32.4 million, or 2.2% of sales, compared to $22.9 million, or 2.0% of sales in the corresponding period in fiscal 1993. The increases in general and administrative expenses reflect the increased investment made in the first two quarters of fiscal 1994 necessary to support the Company's international growth, including the establishment of European and Asia-Pacific headquarters operations in Switzerland and Singapore, respectively.

Included in the Company's year-to-date results are restructuring and non-recurring charges of $22.8 million. The charges were primarily associated with the write-off of goodwill associated with its former subsidiary, Plus Development, the Company's reduction in force, accelerated product transitions, and the consolidation of sales offices and other facilities. In addition, Quantum is in the process of consolidating repair facilities from three facilities worldwide into a single location in Malaysia, the costs of which are included in the second quarter restructuring charges.

	Net interest and other expense for the third quarter was $1.8 million and $.8 million for the fiscal years 1994 and 1993, respectively. Interest and other expense in the nine months ended January 2, 1994 were $4.8 million, compared to $1.5 million in the corresponding period in fiscal 1993. These increases are due mainly to the lower interest income resulting from lower cash balances and lower interest rates.

Income Taxes

	The effective tax benefit rate for the nine months ended January 2, 1994 was 27%, compared to an effective tax rate of 36% for the corresponding period in fiscal 1993. The reduction in the rate of benefit was attributable to certain restructuring and non-recurring charges which are not deductible for income tax purposes.

Liquidity and Capital Resources

	At January 2, 1994, the Company had $257 million in cash and cash equivalents and short-term marketable securities, a decrease from the $289 million at March 31, 1993. The Company was able to significantly reduce its finished goods inventory level from March 31, 1993. Cash generated from the reduction in inventory was primarily used to fund operations. In addition, since July 1, 1993, the Company has repurchased 1.5 million shares of its common stock in the open market for approximately $17.5 million.

	The Company has an authorization outstanding from the Board of Directors to repurchase an additional 1.5 million shares of its common stock in the open market. The Company believes that its current cash position is sufficient to meet all currently planned expenditures and sustain operations during the next twelve months.


QUANTUM CORPORATION

PART II - OTHER INFORMATION



Item 1.	Legal proceedings

	The litigation between Quantum and Rodime PLC of Glasgow, Scotland disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 1993 has progressed from the discovery stage to the discovery and motion stage. Discovery completion is set for the Summer of 1994 with the trial scheduled during or after the Autumn of 1994.

Item 2.	Changes in securities - Not Applicable.

Item 3.	Defaults upon senior securities - Not Applicable.

Item 4.	Submission of matters to a vote of security holders - Not Applicable.

Item 5.	Other information - Not Applicable.

Item 6.	Exhibits and reports on Form 8-K.

		(a) Exhibits	The exhibits listed on the accompanying index to
exhibits immediately following the signature page are filed as part of this report.

		(b) Reports on Form 8-K.  None









SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


	QUANTUM CORPORATION
	(Registrant)




Date: 			By:
				Joseph T. Rodgers
				Executive Vice President, Finance
				and Chief Financial Officer

QUANTUM CORPORATION

INDEX TO EXHIBITS




		Sequentially
	Exhibit	Numbered
	Number	Page


	11.1	Statement of Computation of Net Income Per Share	13