Form 10-K
period 1994-03-31
QUANTUM CORP /DE/
filed 1994-06-02
CIK 709283

As filed with the Securities and Exchange Commission on June 2, 1994.

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1994

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from 	 to

Commission file number 0-12390

QUANTUM CORPORATION
(Exact name of Registrant as specified in its charter)

            Delaware	94-2665054	500 McCarthy Blvd.
(State or other jurisdiction of	(I.R.S. Employer	Milpitas, California 95035
incorporation or organization)	Identification No.)	(408) 894-4000
	(Address of principal
	executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK
6 3/8% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002
PREFERRED SHARE RIGHTS
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [  X  ]    NO [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [     ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 2, 1994: $702,725,166 based upon the last sale price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares outstanding of the Registrant's Common Stock as of May 2, 1994 was 44,692,410.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for Registrant's 1994 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

TABLE OF CONTENTS


PART I	Item 1.	Business
		Executive Officers
		Products
		Product Development
		Manufacturing
		Sales and Marketing
		Warranty and Service
		Backlog
		Competition
		Patents and Licenses
		Employees

	Item 2.	Properties

	Item 3.	Legal Proceedings

	Item 4.	Submission of Matters to a Vote of Security Holders


PART II	Item 5.	Market for the Registrant's Common Equity and
		Related Stockholder Matters

	Item 6.	Selected Consolidated Financial Data

	Item 7.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations

	Item 8.	Financial Statements and Supplementary Data

	Item 9.	Changes in and Disagreements with Accountants
		on Accounting and Financial Disclosure


PART III	Item 10.	Directors and Executive Officers of the Registrant

	Item 11.	Executive Compensation

	Item 12.	Security Ownership of Certain Beneficial Owners
		and Management

	Item 13.	Certain Relationships and Related Transactions


PART IV	Item 14.	Exhibits, Financial Statement Schedules and
		Reports on Form 8-K:

		(a)	Documents Filed with Report
		(b)	Reports on Form 8-K
		(c)	Exhibits
		(d)	Financial Statement Schedules

PART I


Item 1.
Business

Quantum Corporation (the "Company" or "Quantum") was incorporated as a California corporation in February 1980, and reincorporated as a Delaware corporation in April 1987.

Quantum Corporation is a leader in designing, manufacturing and marketing advanced small-form-factor hard disk drives for a broad range of computer systems, including desktop workstations, personal computers and advanced notebook computers. The Company markets its products directly to major OEMs and through a broad range of distributors, resellers and systems integrators in more than 40 countries worldwide.

Executive Officers

The executive officers of the Company, and certain information about them as of March 31, 1994, are as follows:

Name	Age	Position with the Company
William J. Miller	48	Chairman and Chief Executive Officer
Michael A. Brown	35	President, Desktop and Portable Storage Group
Robert K. Maeser	54	President, High-Capacity Storage Group
Kenneth Lee	57	Executive Vice President, Technology and
				Engineering, Chief Technical Officer
William F. Roach	50	Executive Vice President, Worldwide Sales
Joseph T. Rodgers	51	Executive Vice President, Finance,
			Chief Financial Officer and Secretary
Deborah E. Barber	55	Vice President, Human Resources
Gina M. Bornino	33	Vice President, Corporate Development and
				Planning
Kenneth F. Potashner	37	Vice President, Quality and Business Excellence

Mr. Miller joined the Company as Chief Executive Officer in March 1992 and was elected Chairman in September 1993. He has been a member of the Board of Directors since May 1992. He previously served 11 years at Control Data Corporation, where his last position was Executive Vice President and President of Information Services. He also served as President and Chief Executive Officer of Imprimis Technology, formerly a subsidiary of Control Data Corporation.

Mr. Brown joined the Company's marketing organization in August 1984, was named
Vice President, Marketing, in June 1990, and became Executive Vice President in February 1992. In August 1993, he was named President of the Desktop and Portable Storage Group. Prior to June 1990, Mr. Brown held positions in product and marketing management. Prior to joining the Company, he served in the marketing organization at Hewlett-Packard Company and provided management consulting services at Braxton Associates.

Mr. Maeser joined the Company in 1992 as Vice President and General Manager, High-Capacity Storage Group, and was promoted to President, High-Capacity Storage Group, in August 1993. Prior to joining the Company, he served as Executive Vice President, Operations and Development, for the Automated
Wagering
Division of Control Data Corporation from September 1991 to July 1992, and as Vice President, Product Line Management and Product Development, for Seagate Technology from October 1989 to September 1991. Prior to that time, Mr. Maeser was employed by Control Data Corporation for over 26 years, last serving as Vice President, Operations, for Imprimis Technology.

Dr. Lee joined the Company in 1989 as Director of Advanced Recording Technologies and was promoted to Vice President, Engineering, in August 1990. In August 1993, he was promoted to Executive Vice President, Technology and Engineering, and Chief Technical Officer. Prior to joining the Company, he served for five years as Vice President, Product Development, for Domain Technology, and previously spent 15 years at IBM Research Laboratory in San Jose, California, working on advanced magnetic storage devices.

Mr. Roach joined the Company in September 1989 as Vice President, Sales, and was promoted to Executive Vice President, Worldwide Sales, in August 1993. Prior to joining the Company, he spent 12 years in sales at Intel Corporation, last serving as Worldwide Director, Distribution Sales and Marketing.

Mr. Rodgers joined the Company in December 1980 as its Vice President,
Finance,
and was elected Secretary in May 1981, Treasurer in September 1981 and Executive
Vice President, Finance, in April 1986. Mr. Rodgers is currently serving as Executive Vice President, Finance, Chief Financial Officer and Secretary. From July 1979 to December 1980, he served as Vice President, Finance, of Braegen Corporation, a manufacturer of computer equipment. He also has more than nine years experience at Price Waterhouse, last serving as an audit manager.

Ms. Barber joined the Company in October 1992 as Vice President, Human Resources. Prior to joining the Company, she served as Vice President, Human Resources, for Cray Research from January 1988 to October 1992. From June 1978 to January 1988, Ms. Barber was employed by Honeywell, Inc., last serving as Director of Human Resources for the Military Avionics Division.

Ms. Bornino joined the Company in August 1993 as Vice President, Corporate Development and Planning. Prior to joining the Company, she served as Director of Strategic Planning for Silicon Graphics, Inc., from July 1992 to August 1993. From November 1989 to July 1992, Ms. Bornino was employed by MIPS Computer Systems, Inc., last serving as Director of Engineering. Prior to joining MIPS, she was a general management consultant with the consulting firm of Arthur D. Little, Inc., from June 1988 to November 1989.

Mr. Potashner joined Quantum in March 1992 as Vice President, Quality and Business Excellence. Prior to joining the Company, he served 11 years at Digital Equipment Corporation (DEC) where he held several positions in engineering, operations and manufacturing, and most recently as Group Technology
Manager, providing strategic leadership to DEC's quality and technology organization.

Products

Quantum's major products are shown below and are described following the chart.

				Average
	Capacity	No.	No.	Seek Time
Products	(MB)	Disks	Heads	(millisec.)	Interface
	Manufacturer
3.5-inch:

ProDrive ELS 85	85	1	2	17	SCSI-2, AT	MKE *
ProDrive ELS 127	127	2	3	17	SCSI-2, AT	MKE
ProDrive ELS 170	170	2	4	17	SCSI-2, AT	MKE
ProDrive LPS 240	245	2	4	16	SCSI-2, AT	MKE
ProDrive LPS 525	525	3	6	10	SCSI-2, AT	Quantum
ProDrive LPS 170	170	1	2	14	SCSI-2, AT	MKE
ProDrive LPS 270	270	1	2	12	SCSI-2, AT	MKE
ProDrive LPS 340	342	2	4	12	SCSI-2, AT	MKE
ProDrive LPS 540	541	2	4	12	SCSI-2, AT	MKE
ProDrive 700	700	4	8	10	SCSI-2	Quantum
ProDrive 1050	1,050	6	12	10	SCSI-2	Quantum
ProDrive 1225	1,225	7	14	10	SCSI-2	Quantum
ProDrive 1800	1,800	7	14	10	SCSI-2	Quantum
Quantum Empire 540	540	2	4	9.5	SCSI-3	Quantum
Quantum Empire 1080	1,080	4	8	9.5	SCSI-3	Quantum
Quantum Empire 1440	1,440	4	8	9.5	SCSI-3	Quantum
Quantum Empire 2160	2,160	6	12	9.5	SCSI-3	Quantum


2.5-inch:

Go-Drive GRS 80	85	1	2	<17	SCSI-2, AT	MKE
Go-Drive 120	127	2	4	<17	SCSI-2, AT	MKE
Go-Drive GRS 160	169	2	4	<17	SCSI-2, AT	MKE
Go-Drive GLS 85	85	1	2	17	SCSI-2, AT	MKE
Go-Drive GLS 127	127	2	3	17	SCSI-2, AT	MKE
Go-Drive GLS 170	170	2	4	17	SCSI-2, AT	MKE
Go-Drive GLS 256	256	3	6	17	SCSI-2, AT	MKE
Quantum Daytona 127	127	1	2	17	SCSI-2, AT	MKE
Quantum Daytona 256	256	2	4	17	SCSI-2, AT	MKE
Quantum Daytona 341	341	3	6	17	SCSI-2, AT	MKE
Quantum Daytona 540	541	4	8	17	SCSI-2, AT	MKE

* Matsushita-Kotobuki Electronics Industries, Ltd., of Japan.  See
"Manufacturing."

ProDrive (Reg. U.S. Pat. & Tm. Off.) and Quantum Empire (trademark) 3.5-inch
Products:

Quantum's 3.5-inch hard drives consist of the ProDrive ELS (trademark), ProDrive
LPS (trademark), ProDrive Series (Reg. U.S. Pat. & Tm. Off.) and Quantum Empire products. These products are designed to meet the needs of the desktop PC and workstation, disk array and file server markets and currently represent the majority of the Company's product shipments.

ProDrive ELS 85/127/170. Mass production of the ProDrive ELS products began in July 1992. These 1-inch-high drives are designed to serve a major segment of the personal computer market: entry-level, low-cost desktop PC systems. The enhanced reliability and price performance of the ProDrive ELS product line were achieved through a reduced parts count, low-power requirements and the use of features such as Quantum's proprietary WriteCache (Reg. U.S. Pat. & Tm. Off.) and DisCache (Reg. U.S. Pat. & Tm. Off.) firmware for faster data retrieval and throughput.

ProDrive LPS 240. Quantum began mass production of this 1-inch-high, 245-megabyte product in July 1991. The ProDrive LPS 240 product was designed to meet the increasing capacity and performance requirements of desktop PCs, and was the first 1-inch-high 200-megabyte-range drive to be offered by a major hard disk drive supplier. The ProDrive LPS 240 includes a number of performance-enhancing features and has an average seek time of 16 milliseconds.

ProDrive LPS 525. Announced in conjunction with the high-capacity ProDrive Series 700 and 1225 products, the ProDrive LPS 525 began mass production in December 1992. With an average seek time of 10 milliseconds, the ProDrive LPS 525 product is a 1-inch-high, three-disk drive that meets the performance and capacity needs of high-end personal computers and workstations.

ProDrive LPS 170/270/340/540. Announced in September 1993, Quantum's
ProDrive
170/270/340/540 1-inch-high products are designed to meet the capacity and performance needs of entry-level, mid-range and high-end desktop PCs. The ProDrive LPS 170/340 drives provide the best value for price-sensitive PCs in terms of performance, reliability and versatility. With internal data transfer rates of 46 megabits-per-second and a 12 millisecond seek time, the ProDrive LPS 270/540 drives provide leading areal density, plus superior performance and reliability for high-end, multi-user PC environments. These ProDrive LPS products began shipping in volume during the third quarter of fiscal 1994.

ProDrive 700/1050/1225. Designed to meet the high-performance and reliability needs of technical workstations and multi-user systems, the Company began mass production shipments of the ProDrive 1050 product in June 1992. In August 1992, the Company began mass production of the ProDrive 700/1225 products, which extended the Company's high-capacity, high-performance product line.
Quantum's
high-capacity products follow the Company's approach of reducing parts count to increase reliability and incorporating performance-enhancing firmware to speed data throughput and retrieval.

ProDrive 1800. In August 1993, Quantum announced its first 2-gigabyte-class drive, the ProDrive 1800 product. This 1.6-inch-high drive is designed for workstations, file servers, redundant arrays of independent disks (RAIDs) and other disk arrays, and provides a 350,000-hour Mean-Time-Between-Failures rating. With average seek times of 10 milliseconds, the ProDrive 1800 includes Quantum's proprietary AutoRead (trademark) and AutoWrite (trademark) ASIC hardware and other features designed to optimize drive and overall system performance. Volume production of the ProDrive 1800 began in the third quarter of fiscal 1994.

Quantum Empire 540/1080.  Introduced in September 1993, Quantum Empire
540/1080
drives broaden Quantum's offering for workstations, servers and disk arrays. The 1-inch-high Quantum Empire 540/1080 drives offer average seek times of 9.5 milliseconds, 5,400 RPM rotational rate and include Quantum's proprietary
ORCA
(trademark) (Optimized Reordering of Commands Algorithm) feature, which increases system performance. These low-power, high-performance drives began shipping in volume during October 1993.

Quantum Empire 1440/2160. These high-capacity products for advanced workstations, servers and disk arrays include Quantum's first 3.5-inch drive with more than 2 gigabytes of formatted capacity - the Quantum Empire 2160. The
Quantum Empire 1440 drive is a 1-inch-high model with a formatted capacity of
1.44 gigabytes. These drives are also the first to incorporate Quantum's patented PRML (Partial Response Maximum Likelihood) read channel technology.
PRML technology leads to the very high sustained data transfer rates that are critical to disk-intensive applications such as multimedia and graphics.

Go-Drive (Reg. U.S. Pat. & Tm. Off.) and Quantum Daytona (trademark) 2.5-inch
Products:

Go-Drive 120, Go-Drive GRS (trademark) 80/160. Quantum's Go-Drive products are designed to meet the performance, reliability and low-power requirements of portable notebook computers. Mass production of the Go-Drive 120 began in March
1992. With the June 1992 announcement of the Go-Drive GRS products, Quantum was the first major supplier of 2.5-inch hard drives to offer more than 80 megabytes of storage per disk. Mass production of the Go-Drive GRS products began in September 1992.

Go-Drive GLS (trademark) 85/127/170/256. In September 1993, Quantum announced its Go-Drive GLS series of products for subnotebooks and standard-sized advanced notebook computers. These low-power drives provide capacity, height and performance to meet the needs of emerging segments within the notebook computer marketplace. Go-Drive GLS drives include heights of 12.5, 17 and 19 millimeters, and include Quantum's ShockLock (trademark) pivoting magnetic actuator latch, which increases drive resistance to non-operating shock, the type of shock to which notebook computers are most frequently subjected.

Quantum Daytona 127/256/341/514. The Quantum Daytona drive family, announced in
November 1993, provides four leading capacities and PC-class performance for subnotebook and notebook systems. The 2.5-inch drive family includes an industry first - 256 megabytes of storage in a slim 12.5-millimeter-high package for subnotebook systems, as well as a 127-megabyte version for subnotebooks.
For full-function notebooks, the Quantum Daytona drives provide 341- and 514-megabyte, 19-millimeter-high products. Quantum Daytona drives spin at a rate of 4,500 RPM, provide a typical seek time of 17 milliseconds and transfer data disk-to-buffer at 36 megabits per second.

Additional Products:

The Company also sells products in the Apple after-market directly to end users through its wholly-owned subsidiary, La Cie, Ltd.

During fiscal 1994, Quantum discontinued production of the Quantum Hardcard
EZ
(trademark) and Quantum DriveKit (Reg. U.S. Pat. & Tm. Off.) products.  In
March
1994, Quantum sold the Quantum Passport XL (Reg. U.S. Pat. & Tm. Off.) product line to MountainGate Data Systems, Inc., the proceeds of which were immaterial to the financial results of the Company.

Product Development

Quantum operates in an industry characterized by rapid technological change and shortening product life cycles. As a result, the Company's future is dependent on its ability to develop new products, successfully introduce these products to the market and ramp production to meet customer demands. Accordingly, the Company is committed to the timely development of new products and the continuing evaluation of new technologies. For the three fiscal years ended March 31, 1994, 1993 and 1992, the Company's research and development expenses were $89.8 million, $63.0 million and $59.3 million, respectively.

The Company is currently concentrating its product development efforts on broadening its existing 3.5-inch and 2.5-inch product lines, introducing new generations of products and developing new mass storage technologies. The Company expects that sales from new products will account for a significant portion of fiscal 1995 revenue and will continue to replace sales from current products. Accordingly, the failure of the Company to successfully develop and manufacture new products and manage the transition of customers to these products would adversely affect the Company's results of operations.

Manufacturing

The Company believes that its unique manufacturing strategy is a key to its success. For production of its high-volume products, Quantum relies on Matsushita-Kotobuki Electronics Industries, Ltd. (MKE), of Japan. MKE is a substantial manufacturer of hard disk drives and other electronic components and is a majority-owned subsidiary (57.6%) of Matsushita Electric Industries Company, Ltd., of Japan. MKE produces hard disk drives for Quantum in Japan and in Dundalk, Ireland. In addition, MKE will begin production of Quantum products in its Singapore facility during the first quarter of fiscal 1995. During fiscal 1994, approximately 90% of the Company's sales were derived from products manufactured by MKE. MKE's state-of-the-art manufacturing process is highly automated, employing integrated computer networks and advanced control systems.
Quantum uses its own state-of-the-art manufacturing facility at its headquarters site in California to manufacture its higher capacity, more technically complex products. Quantum's product design efforts are integrated with the design of the manufacturing process, enabling the Company to rapidly achieve high-volume, high-quality production to meet customer requirements.

The Company and MKE purchase components, some of which are made to the Company's specifications, from outside vendors. Most of the components used in the Company's products are available from more than one supplier. In the past, limited availability of certain key components has constrained the Company's revenue growth. There can be no assurance that similar shortages will not recur in the future, and the Company's inability to obtain essential components or to qualify additional sources as necessary, if prolonged, could have a material adverse effect on the Company's results of operations.

The Company and MKE have had a continuous relationship since 1984. The current agreement between the Company and MKE gives MKE the exclusive worldwide right to manufacture, and the Company the exclusive worldwide right to design and market, certain products as agreed between the companies. The Company provides MKE with forecasts of its requirements and places purchase orders approximately three months prior to delivery. The Company has only a limited right to modify these purchase orders. The pricing structure is renegotiated periodically, generally on an annual basis.

Sales and Marketing

The Company markets its products directly to major OEMs and distributors through its worldwide sales force. During fiscal 1994, sales to Apple Computer, Inc. and Compaq Computer, Inc. represented 22% and 10%, respectively, of consolidated sales. For fiscal 1993 and 1992, sales to Apple Computer represented 20% and 25%, respectively, while sales to Compaq Computer represented less than 10% of consolidated sales in each year.

Quantum maintains a European headquarters in Neuchatel, Switzerland, an Asia-
Pacific headquarters in Singapore, a Japanese headquarters in Tokyo, and sales offices throughout the world. International sales, which include sales to foreign subsidiaries of United States companies, accounted for 53% of sales for the year ended March 31, 1994, as compared with 48% of sales for the year ended March 31, 1993, and 52% of sales for the year ended March 31, 1992. See also
Note 11 in the "Notes to Consolidated Financial Statements."

Warranty and Service

Quantum generally warrants its products against defects in design, materials and workmanship for one to five years. The Company believes its accrual for warranty liability is adequate. The Company maintains in-house facilities for refurbishment or repair of its products in Milpitas, California; Frankfurt, Germany, and a temporary facility in Penang, Malaysia. However, the Company is currently in the process of closing its Frankfurt facility and establishing a permanent worldwide repair facility in Malaysia.

Backlog

The Company's six-month order backlog at May 2, 1994, was approximately $574 million compared with approximately $304 million at May 2, 1993. Backlog increased year-to-year as a result of increased customer demand, primarily for the Company's new products. Backlog includes only firm orders for which the customers have released a specific purchase order and specified a delivery schedule.

Lead time for the release of purchase orders depends upon the scheduling practices of the individual customer, and the rate of booking of new orders varies from month to month. For this reason and because of the possibility of customer changes in delivery schedules or cancellations of orders, Quantum's backlog as of any particular date may not be representative of actual sales for any succeeding period. In addition, it has been the Company's practice to permit customers to increase or decrease (including canceling) orders for products with relatively short notice to the Company. The Company believes that this practice enables customers to improve the management of their inventory, minimizes the Company's exposure to disputed accounts receivable and improves the Company's relationships with customers.

Competition

Competition in the hard disk drive industry is intense and is based principally on time to market, product availability, reliability, performance, product capacity and price. The Company believes that it competes favorably in these areas although certain of its competitors have greater financial, marketing and technological resources.

Quantum faces intense direct competition for its 3.5-inch products from companies such as Conner Peripherals, Maxtor, Seagate Technology and
Western
Digital. The Company expects continued strong competition in the 3.5-inch form factor in all ranges of capacity and performance. In the 2.5-inch hard disk drive market, the Company competes primarily with Conner Peripherals, JVC, Maxtor, Seagate Technology, Toshiba and Western Digital. The Company also competes indirectly with disk drive divisions of large computer manufacturers such as Digital Equipment Corporation, Hewlett-Packard and IBM. These companies also have a presence in the OEM market. Should other major OEMs develop internal disk drive manufacturing capabilities, the demand for the Company's products would be reduced.

The Company also competes with companies offering products based on alternative data storage and retrieval technologies. Technological advances in magnetic, optical or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's products, which could adversely affect the Company's results of operations.


Patents and Licenses

Quantum has been granted 65 United States patents, including patents originally issued to its former subsidiary Plus Development Corporation. As a general rule, these patents have 17-year terms from the date of issuance. Quantum also has certain foreign patents and applications relative to certain of the products and technologies. Although Quantum believes that its patents and applications have significant value, the rapidly changing technology of the computer industry makes Quantum's future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent protection. See also "Legal Proceedings."

Several companies and individuals have approached Quantum concerning the need for a license under patented technology that Quantum has assertedly used, or is assertedly using, in the manufacture and sale of one or more of Quantum's products. Quantum conducts ongoing investigations into these assertions and presently believes that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, there is no assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained. See also "Legal Proceedings."

Quantum has a cross-licensing agreement with IBM that commenced on May 10, 1986, and runs until expiration of the last of the licensed IBM patents (including patents issued and issuing on patent applications filed prior to January 1,
1991). This agreement enables Quantum to use certain patents owned by IBM, and it enables IBM to use certain patents owned by Quantum.

Quantum also has a patent cross-licensing agreement with Seagate Technology that commenced on July 7, 1992, and runs until expiration of the last of the licensed Seagate patents (including patents issued and issuing on patent applications filed prior to January 1, 2002). This agreement enables Quantum to use certain patents owned by Seagate, and it enables Seagate to use certain patents owned by Quantum.

Quantum also has a patent cross-licensing agreement with the Hewlett-Packard Corporation that commenced on September 21, 1993, and runs until expiration of the last of the licensed Hewlett-Packard patents (including patents issued and issuing on patent applications which are filed during the (5) five-year period which begins on the first day after September 21, 1993). This agreement enables Quantum to use certain patents owned by Hewlett-Packard, and it enables
Hewlett-
Packard to use certain patents owned by Quantum.

Quantum has also entered into limited patent cross-license and license agreements with Integral Peripherals, Inc., and Syquest Technology.

Employees

At March 31, 1994, the Company employed 2,984 persons including 593 in engineering, 1,729 in manufacturing, 347 in sales and marketing and 315 in general management and administration. In the advanced electronics industry, competition for highly skilled employees is intense. Quantum believes that a great part of its future success will depend on its continued ability to attract and retain qualified employees. None of the Company's employees are represented by a trade union, and the Company has experienced no work stoppage. Quantum believes that its employee relations are favorable.



Item 2.
Properties

During fiscal 1992, the Company moved its corporate headquarters and manufacturing operations to a new 37-acre leased campus complex in Milpitas, California. The Company currently occupies four buildings of the planned five-building campus and will begin construction on the fifth building during the first quarter of fiscal 1995. The Company also leases office and warehouse space and repair facilities throughout the world, typically on a short-term basis. In addition, the Company is currently in the process of constructing a new repair facility in Malaysia. Currently all of the Company's facilities are fully utilized. The Company believes that its configuration and warehouse facilities are adequate to support customer requirements during fiscal 1995. The aggregate lease payments for these facilities in fiscal year 1994 were approximately $12.1 million.


Item 3.
Legal Proceedings

On February 26, 1993, Quantum commenced a declaratory judgment lawsuit against
Rodime PLC of Glasgow, Scotland, in the U.S. District Court for the District of Minnesota. Minnesota is the site of Rodime's only U.S. office. Rodime has counterclaimed by asserting that certain Quantum 3.5-inch hard disk drive products infringe its U.S. Patent No. 4,638,383 and is seeking royalty payments under that patent. That patent purports to cover hard disk drives using 3.5-inch disks and specifies an architecture including attributes such as a head positioning mechanism consisting of a rotary actuator moved by an open loop stepper motor. Quantum's complaint alleges that the Rodime patent is invalid and unenforceable, and that it has not been infringed by Quantum. On April 11, 1994, the United States District Court entered a summary judgment in Quantum's favor, ruling that claims 4, 6, 7, 9, 14 and 19-27 of the Rodime patent are invalid because they were impermissibly broadened during earlier patent reexamination proceedings conducted by the U.S. Patent and Trademark Office. Quantum believes that this ruling, if upheld on appeal, is fully dispositive of its dispute with Rodime. Due to the inherent uncertainties of litigation, there can be no assurance that such ruling will be affirmed.

On March 26, 1993, Harry Aine, an individual, filed a complaint with the United States International Trade Commission seeking an importation exclusion order against hard disks which he alleged infringed his U.S. Reissue Patent No. 32,464 relating to sputtered carbon coated computer disks. Quantum was named as a respondent, along with certain other disk drive makers and disk manufacturers and suppliers. Quantum believed that the Aine patent was invalid and unenforceable and was not infringed by Quantum. Quantum asked its disk vendors to participate actively in defending the proceedings before the International Trade Commission, and to indemnify Quantum with regard to disk components they supply to Quantum. The dispute was settled by agreement during fiscal 1994 on immaterial terms, and Quantum is awaiting receipt of a formal dismissal of the ITC investigation.


Item 4.
Submission of Matters to a Vote of Security Holders

Not applicable.

PART II


Item 5.
Market for the Registrant's Common Equity and Related Stockholder Matters

Quantum Corporation's common stock has been traded in the over-the-counter market under the NASDAQ symbol QNTM since the Company's initial public offering on December 10, 1982.

The prices per share reflected in the table represent the range of high and low closing prices in the NASDAQ National Market System for the quarter indicated.

Fiscal 1994		High	Low
Fourth quarter ended March 31, 1994		19 1/4	14 1/8
Third quarter ended January 2, 1994		14 3/4	 9 7/8
Second quarter ended October 3, 1993		13 1/2	 9 1/2
First quarter ended July 4, 1993		14 1/2	10 1/2

Fiscal 1993		High	Low
Fourth quarter ended March 31, 1993		17 1/4	12 3/4
Third quarter ended December 27, 1992		17 1/8	12 1/2
Second quarter ended September 27, 1992		16	12 7/8
First quarter ended June 28, 1992		15 3/4	12 1/2

The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. The Company presently intends to retain its earnings to finance future growth of its business.

As of May 2, 1994, there were approximately 1,677 shareholders of record of the Company.

Item 6.
Selected Consolidated Financial Data

(In thousands except per 	                                  Year Ended March 31,
share amounts, number of
employees and ratios)	      1994	      1993	      1992	    1991	    1990
Sales		$2,131,054	$1,697,240	$1,127,733	$877,733	$446,291
Net income	$    2,674	$   93,811	$   46,845	$ 73,881	$ 47,212
Net income per share
	Primary	$      .06	$     2.05	$     1.05	$   1.69	$   1.14
	Fully diluted	$      .06	$     1.77	$     1.04	$   1.68	$
1.14
Total assets	$  997,438	$  926,633	$  550,864	$489,420	$243,209
Total long-term debt	$  212,500	$  212,500	-	-	-
Shareholders' equity
  per share	$     9.22	$     9.19	$     7.19	$   6.09	$   4.14
Number of employees	2,984	2,455	1,752	1,445	763
Sales per average number
  of employees	$      772	$      778	$      713	$    706	$    663
Ratio of earnings to
  fixed charges	1.2	9.3	8.1	19.1	27.5



Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Quantum's results of operations for fiscal 1994 reflect a significant increase in sales over the prior fiscal year. Sales for the year ended March 31, 1994 grew 26%, to $2.1 billion, compared to sales of $1.7 billion recorded in fiscal 1993. This increase in sales is the result of an increase in unit shipments offset by a significant decline in average unit sales prices.

Unit shipments for fiscal 1994 increased 56% when compared to fiscal 1993. Contributing to this increase in unit shipments in fiscal 1994 was a shift in product mix to higher capacity products as well as the expansion of product line offerings. The positive impact of these factors on sales was partially offset by a significant decline in average unit sales prices, especially during the first half of the fiscal year, due to severe pricing pressures in both the distribution and OEM channels.

The Company is currently unable to meet demand for certain key products and is taking steps to increase the availability of such products. Should the Company be unable to meet customer demand for a prolonged period, results of operations could be adversely affected.

Sales for the year ended March 31, 1993, of $1.7 billion increased 51% when compared to fiscal 1992. This increase reflected primarily an increase in unit shipments.

The Company continues to focus on meeting the needs of major OEM customers. Sales to the top five OEM customers represented 47% of sales for fiscal 1994, compared to 45% and 40% for fiscal 1993 and 1992, respectively. Sales to Apple Computer, Inc. were $458 million or 22%, of consolidated sales in fiscal 1994, compared to $333 million or 20% of sales in fiscal 1993 and $277 million or 25% of sales in fiscal 1992. Sales to Compaq Computer, Inc. were $220 million or 10%, of consolidated sales in fiscal 1994 compared to less than 10% in fiscal 1993 and 1992. Any significant decrease in sales to a major customer or the loss of a major customer would have a material adverse effect on the Company's results of operations.

Sales to the distribution channel were 20% of consolidated sales or $428 million for fiscal 1994, compared to 33%, or $568 million for fiscal 1993 and 36% or $406 million for fiscal 1992. Due to the large degree of volatility experienced in the distribution channel during the first half of fiscal 1994, combined with the Company's decision to focus on the OEM channel, sales to the distribution channel decreased as a percentage of consolidated sales for the year.

Gross margin declined to 11% for fiscal 1994, compared to 19% for fiscal 1993 and 1992. The decrease in gross margin is attributable to intense pricing pressures in both the distribution and OEM sales channels resulting primarily from an industry-wide oversupply of disk drives particularly during the second quarter. During the second half of fiscal 1994 the Company began to transition its customers from existing products to the Company's newer more cost effective products. These product transitions along with stabilizing industry conditions contributed to an increase in gross margin to 11% for the third quarter and 18% for the fourth quarter of fiscal 1994; however, due to the cyclical nature of the disk drive industry and the Company's dependence on new product introductions, there can be no assurance that the Company will be able to sustain the current gross margin levels.

Over the past ten years, Quantum has established a strong business relationship with Matsushita Kotobuki Electronics Industries, Ltd. (MKE) of Japan. This relationship has been built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise. The Company's master agreement with MKE, which covers the general terms of the business relationship, was renegotiated during fiscal 1993 for a period of five years. In fiscal 1994, approximately 90% of Quantum's sales were derived from products manufactured by
MKE. In the event MKE is unable to supply such products or increases its prices for manufacturing services, the Company's results of operations would be adversely affected. The Company's transactions with MKE are denominated in U.S.
dollars with prices for product purchases negotiated periodically, usually on an annual basis. Thus fluctuations in the exchange rate have no material short-term impact on Quantum's results of operations, however, such fluctuations may impact future negotiated prices.

During fiscal 1994, the Company invested $90 million, or 4.2% of sales, in research and development, compared to $63 million, or 3.7% of sales, in fiscal 1993 and $59 million, or 5.2% of sales, in fiscal 1992. The increases are due to increased headcount and higher expenses related to preproduction activity for an increased number of new products. Quantum intends to continue its investment in research and development as the hard disk drive industry is subject to rapid technological advances and the future success of the Company is dependent upon continued successful and timely introductions of new products and technologies.

Sales and marketing expenses in fiscal 1994 were $74 million, or 3.5% of sales, compared to $77 million, or 4.5% of sales, in fiscal 1993 and $55 million, or 4.9% of sales, in fiscal 1992. The decrease in sales and marketing expenses in fiscal 1994 is attributable to lower co-op marketing and channel development expenses as a result of a decline in sales to the distribution channel. These decreases were partially offset by costs associated with supporting the higher sales volume and expanding the Company's international infrastructure. The increase in expenses in fiscal 1993 over 1992 is due to costs associated with supporting the higher sales volume, expanding the Company's international infrastructure and the introduction of multiple new products.

General and administrative expenses in fiscal 1994 were $42 million, or 2.0% of sales, compared to $34 million, or 2.0% of sales, in fiscal 1993, and $24 million, or 2.1% of sales, in fiscal 1992. The absolute increase in general and administrative expenses of $8.1 million reflects the increased costs necessary to support the Company's international growth, including the establishment of European and Asia-Pacific headquarters operations in Switzerland and Singapore during fiscal 1993. Fiscal 1994 was the first full year of operations at these headquarters.

Included in the Company's fiscal 1994 results of operations are restructuring and non-recurring charges of $22.8 million. The charges were primarily associated with the write-off of goodwill associated with its former subsidiary, Plus Development, the Company's reduction in work force, accelerated product transitions, and the consolidation of sales offices and other facilities. In addition, the Company is in the process of consolidating repair facilities from three facilities worldwide into a single location in Malaysia, the costs of which are included in these restructuring charges.

Net interest and other income and expense for fiscal 1994 was $6.7 million net expense compared to $2.3 million net expense and $.9 million net expense for fiscal 1993 and 1992, respectively. This increase is due mainly to lower interest income resulting from lower interest rates and lower cash balances during fiscal 1994. The increase in fiscal 1993 over 1992 is due primarily to interest incurred on the issuance in April 1992 of the Company's convertible subordinated debentures.

The Company's effective tax rates were 27%, 36% and 37% for the fiscal years 1994, 1993 and 1992, respectively. The reduction in the rate for fiscal 1994 was attributable to the benefit of foreign earnings taxed at a lower rate.

The Company recorded net income for fiscal 1994 of $2.7 million compared to net income of $94 million and $47 million for fiscal 1993 and 1992, respectively. The decrease in net income for fiscal 1994 is due to a decrease in gross margin from lower average sales prices combined with a charge of $22.8 million recorded in the second quarter for expenses associated with certain non-recurring write-offs and restructuring of the Company. The increase in net income in fiscal 1993 over fiscal 1992 is due to the increased level of sales combined with gross margin and operating expenses remaining flat as a percentage of sales.

Quantum operates in an extremely competitive industry and its rapid growth has been the result of the Company's ability to identify customer needs and develop quality products to meet those requirements. The Company expects that sales from new products will continue to account for a majority of sales in 1995 and will replace sales of some current products. The Company's ability to produce new products economically and manage the transition of customers to these new products is essential for continued success. The hard disk drive industry is characterized by increasingly shorter product life cycles and is dependent on the strength of unit demand in the personal computer market. As a result, the industry tends to experience periods of excess product inventory and intense price competition. These and other factors may affect the Company's results of operations, and past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results of trends in future periods.

Liquidity and Capital Resources

At March 31, 1994, the Company had $330 million in cash and cash equivalents and short-term marketable securities, compared to $289 million at March 31, 1993. The increase is due primarily to a reduction in inventory that existed at the beginning of the year combined with significant cash collections. Cash generated from the reduction in inventory was primarily used to fund operations. The Company also has available $85 million under a bank agreement for the issuance of standby letters of credit. This credit agreement is secured by cash deposits totaling $85 million. The Company manages its foreign exchange risk, to the extent it has any, through the purchase of foreign exchange contracts.

Major expenditures during fiscal 1994 included the investment of $38 million in leasehold improvements and capital equipment and $17.5 million to repurchase 1.5 million shares of its common stock in the open market.

At this time, the Company expects to spend approximately $40 to $60 million for leasehold improvements, capital equipment and the expansion of the Company's facilities. Additionally, the Company has an authorization outstanding from the Board of Directors to repurchase an additional 1.5 million shares of its common stock in the open market. The Company believes that its current cash position and its anticipated future cash flow from operations are sufficient to meet all currently planned expenditures and sustain operations during the next fiscal year.


Item 8.
Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page

	Financial Statements:
	  Report of Ernst & Young, Independent Auditors

	  Consolidated Statements of Income for each of the three years in the period ended March 31, 1994

	  Consolidated Balance Sheets at March 31, 1994 and 1993

	  Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1994

	  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
	    March 31, 1994

	  Notes to Consolidated Financial Statements

	Financial Statement Schedules:
	  Schedule I - Marketable Securities and Investments

	  Schedule VIII - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9.
Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Report of Ernst & Young, Independent Auditors



To the Board of Directors and Shareholders
Quantum Corporation

We have audited the accompanying consolidated balance sheets of Quantum Corporation as of March 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Palo Alto, California
April 22, 1994

CONSOLIDATED STATEMENTS OF INCOME


	               Year ended March 31,
(In thousands except per share data)	      1994	     1993	     1992
Sales	$2,131,054	$1,697,240	$1,127,733
Cost of sales	 1,892,211	 1,374,422	   914,348
	238,843	322,818	213,385
Operating expenses:
  Research and development	89,837	63,019	59,255
  Sales and marketing	74,015	77,085	55,027
  General and administrative	41,910	    33,849	  23,852
  Restructuring and non-recurring charges	   22,753	         -	       -
	  228,515	   173,953	 138,134
Income from operations	10,328	148,865	75,251

Interest and other income	8,217	12,077	6,868
Interest expense	  (14,882)	   (14,363)	  (7,763)
Income before income taxes	3,663	146,579	74,356

Income tax provision	      989	    52,768	  27,511

Net income	$   2,674	$   93,811	$ 46,845

Net income per share:
  Primary	$     .06	$     2.05	$   1.05
  Fully diluted	$     .06	$     1.77	$   1.04

Common and common equivalent shares:
  Primary	   44,967	    45,728	  44,672
  Fully diluted	   44,967	    57,499	  45,106


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


	March 31,	March 31,
(In thousands except share and per share data)	     1994	     1993
Assets
  Current assets:
    Cash and cash equivalents	$217,531	$121,838
    Marketable securities	112,508	167,114
    Accounts receivable, net of allowance for
     doubtful accounts of $9,391 in 1994 and
      $8,118 in 1993	324,376	266,994
    Inventories	194,083	223,162
    Deferred taxes	32,821	37,479
    Other current assets	  14,365	    13,094
  Total current assets	895,684	829,681

  Property, plant and equipment, less
	  accumulated depreciation	85,874	74,698
  Investments	-	3,220
  Other assets	  15,880	    19,034

		$997,438	$926,633


Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable	$267,189	$215,445
    Accrued warranty expense	55,617	42,410
    Accrued compensation	15,315	17,189
    Income taxes payable	-	19,026
    Other accrued liabilities	  35,545	    21,825
  Total current liabilities	373,666	315,895

  Subordinated debentures	212,500	212,500
  Commitments and contingencies (Notes 9 and 10)

  Shareholders' equity:
    Preferred stock, $.01 par value; authorized:
	4,000,000 shares; issued: none in 1994 and
	1993	-	-
    Common stock, $.01 par value; authorized:
	150,000,000 shares; issued and outstanding:
	44,603,808 in 1994 and 43,321,588 in 1993	446	433
    Capital in excess of par value	124,084	99,616
    Retained earnings	 286,742	  298,189

  Total shareholders' equity	 411,272	 398,238

		$997,438	$926,633


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


	             Year ended March 31,
(In thousands)		    1994	     1993	     1992
Cash flows from operating activities:
  Net income	$  2,674	$   93,811	$ 46,845
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operations:
      Depreciation and amortization	  29,340	   26,929	   28,126
      Write-off of goodwill	6,338	-	-
      Changes in assets and liabilities:
        Accounts receivable	(57,382)	(72,644)	(32,601)
        Inventories	29,079	(135,787)	14,334
        Accounts payable	51,744	44,099	(26,523)
        Accrued warranty expense	13,207	12,843	11,810
        Other assets and liabilities	  (3,710)	     658	   8,453

Net cash provided by (used in)
  operating activities	  71,290	 (30,091)	  50,444

Cash flows from investing activities:
  Purchase of marketable securities	(134,581)	(434,797)	(62,024)
  Proceeds from sale of marketable
    securities	192,407	351,228	-
  Investment in property and equipment	 (38,372)	 (36,055)	 (37,766)

Net cash provided by (used in)
  investing activities	  19,454	(119,624)	 (99,790)

Cash flows from financing activities:
  Repurchase of common stock	(17,479)	(19,868)	-
  Proceeds from issuance of common stock	22,428	10,095	9,111
  Net proceeds from issuance of
    convertible subordinated debentures	       -	   206,840	       -

Net cash provided by financing activities	   4,949	   197,067	   9,111

Increase (decrease) in cash and
  cash equivalents	95,693	47,352	(40,235)

Cash and cash equivalents at beginning
  of year	 121,838	    74,486	 114,721

Cash and cash equivalents at end of year	$217,531	$  121,838	$ 74,486

Supplemental disclosure of cash flow
  information:
    Cash paid during the year for:
      Interest	$13,707	$    7,939	$  7,559
      Income taxes	$18,100	$   59,738	$ 22,642

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


				Capital
		Common Stock		in excess	Retained
(In thousands)		Shares	Amount	of par value	Earnings	  Total

Balances at March 31, 1991	39,146	$ 391	$ 62,584   	$175,280
	$238,255

Shares repurchased from
  employees	(232)	(2)	(473)	(2,747)	(3,222)
Shares issued under employee
  stock option plans	3,530	35	8,686	-	8,721
Shares issued under employee
  stock purchase plan	449	5	3,607	-	3,612
Tax benefits related to stock
  option plans	-	-	14,178	-	14,178
Net income for year ended
  March 31, 1992	     -	   -	      -	  46,845	  46,845

Balances at March 31, 1992	42,893	429	88,582	219,378
	308,389

Shares repurchased in the open
  market	(1,500)	(15)	(5,211)	(14,642)	(19,868)
Shares repurchased from
  employees	(29)	-	(104)	(358)	(462)
Shares issued under employee
  stock option plans	1,449	14	5,784	-	5,798
Shares issued under employee
  stock purchase plan	509	5	4,754	-	4,759
Tax benefits related to stock
  option plans	-	-	5,811	-	5,811
Net income for year ended
  March 31, 1993	     -	  -	       -	  93,811	  93,811

Balances at March 31, 1993	43,322	433	99,616	298,189
	398,238

Shares repurchased in the open
  market	(1,500)	(15)	(3,494)	(13,970)	(17,479)
Shares repurchased from
  employees	(11)	-	(63)	(151)	(214)
Shares issued under employee
  stock option plans	2,058	21	15,581	-	15,602
Shares issued under employee
  stock purchase plan	735	7	6,251	-	6,258
Tax benefits related to stock
  option plans and other	-	-	6,193	-	6,193
Net income for year ended
  March 31, 1994	     -	   -	       -	   2,674	   2,674

Balances at March 31, 1994	44,604	$446	$124,084	$286,742
	$411,272

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of significant accounting policies
The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Quantum Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue recognition: Revenue from sales of products is recognized upon shipment to customers with provision made for estimated returns.

Foreign currency transactions and translation: A significant percentage of the Company's sales are made to customers in non-U.S. locations, and a significant percentage of the Company's products are manufactured by MKE in Japan.
However,
the majority of the Company's transactions are denominated in U.S. dollars. Accordingly, the application of SFAS No. 52, "Foreign Currency Transactions," to the Company's historical financial statements has not resulted in transaction or translation gains or losses which are material to the Company's consolidated financial statements for any year presented. The effect of foreign currency exchange rate fluctuations on cash flows was also not material for any year presented.

Net income per share: Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding.
Net
income per share in fiscal 1993 computed on a fully diluted basis, assumes conversion of the Company's outstanding 6 3/8% convertible subordinated debentures having a principal value of $212.5 million. For fiscal 1994, the net income per share is the same for both primary and fully diluted, as the convertible subordinated debentures are anti-dilutive.

Cash equivalents and marketable securities: The Company has classified all cash and highly liquid investments with original maturities of three months or less at the date of acquisition as cash equivalents. All other short-term investments have been classified as marketable securities and are stated at cost, which approximates fair value. The carrying amount for the short-term investments approximates fair value due to the short-term maturity of these instruments. The Company will adopt Statement of Financial Accounting Standards
No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," effective April 1, 1994. Had SFAS 115 been adopted for the March 31, 1994 balance sheet, the impact on the Company's financial position would be immaterial.

Concentration of credit risk: The Company designs, manufactures and sells hard disk drives to desktop personal computer, workstation and notebook computer manufacturers and distributors throughout the world. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations.

The Company invests its excess cash in deposits with major banks and in money market and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities mature within 365 days and, therefore, bear minimal risk. The Company has not experienced any material losses on its investments. The Company, by Corporate policy, limits the amount of credit exposure to any one issuer and to any one type of investment.

Foreign exchange contracts: The Company enters into foreign exchange contracts to minimize the effects of exchange rate fluctuations on foreign cash flows which are converted into U.S. dollars. Foreign exchange gains and losses from market rate changes on these contracts are recorded as offsets to the underlying transactions. At March 31, 1994, the Company had foreign exchange contracts with maturities between April 8, 1994 and August 5, 1994 to sell 2.7 billion yen for $25.3 million. The fair value of the yen underlying these instruments at March 31, 1994 totaled $26.3 million.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, plant and equipment: Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Amortization of leasehold improvements is computed over the useful life of the improvements or the terms of their respective leases, whichever is shorter.

Goodwill: Goodwill and purchased intangibles of approximately $8 million are included in other assets at March 31, 1993 and represented the excess of cost over fair value of net assets acquired as a result of the acquisition of the minority interest in Plus Development Corporation (Plus) on December 22, 1987, and the acquisition of La Cie, Ltd., on November 19, 1990. The unamortized balance of $6.4 million related to goodwill and purchased intangibles for Plus was written off during fiscal 1994 (see Note 7). The goodwill and purchased intangibles relating to La Cie, Ltd. are being amortized using the straight-line method over a 10-year period.

Warranty expense: The Company generally warrants its products against defect for a period of one to five years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

Note 2: Inventories
Inventories consisted of:
	 Year ended March 31,
(In thousands)			    1994	    1993
Materials and purchased parts		$ 27,841	$ 25,994
Work in process		14,729	14,517
Finished goods		 151,513	 182,651
		$194,083	$223,162

Note 3: Property, plant and equipment
Property, plant and equipment consisted of:
	Year ended March 31,
(In thousands)			   1994	    1993
Machinery and equipment		$ 81,800	$ 72,049
Furniture and fixtures		32,329	25,740
Leasehold improvements		  44,546	  34,351
		158,675	 132,140
Less accumulated depreciation and amortization		 (72,801)	 (57,442)
		$ 85,874	$ 74,698



Note 4: Credit agreements
The Company has a secured credit agreement expiring in August 1994, with certain banks totaling $85 million for the issuance of standby letters of credit. The Company has pledged as collateral cash of $85 million related to this agreement. This agreement requires the Company to maintain a specific financial covenant relating to tangible net worth and as of March 31, 1994, the Company was in compliance with this covenant.

Note 5: Long-term debt
In April 1992, the Company issued $212.5 million of 6 3/8% convertible subordinated debentures. Each debenture is convertible, at the option of the holder, into the Company's common stock at a conversion price of $18.15 per share. The debentures are redeemable at the Company's option on or after April 2, 1995, at prices ranging from 104.5% of the principal to 100% at maturity. The debentures are due April 1, 2002, and are subordinated to all existing and future senior indebtedness of the Company.

The estimated fair value at March 31, 1994, of the Company's subordinated debentures was $219 million, based on the quoted market price as of that date.

Note 6: Shareholders' equity
Stock Option Plans: The Company has Stock Option Plans (the "Plans") under which an aggregate of 6.3 million shares of common stock have been reserved for future issuance. Options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value, and expire five to ten years from the date of grant. Options generally vest ratably over one to four years. At March 31, 1994, options with respect to 435,000 shares were available for grant.

A summary of transactions relating to outstanding stock options follows:

	                           Year ended March 31,
	                  1994	                  1993
(In thousands)		Options	Price	 Options	Price
Outstanding beginning of
  period	6,985	$  .82-16.00	5,968	$  .82-13.75
Granted	1,637	$ 9.50-12.00	3,201	$12.50-16.00
Canceled	(680)	$ 2.22-13.75	(735)	$  .82-16.00
Exercised	(2,028)	$  .82-13.75	(1,449)	$  .82-13.75
Outstanding end of period	5,914	$  .82-16.00	 6,985	$  .82-16.00

Exercisable end of period	1,887		 1,807

Stock Purchase Plan: The Company has an employee stock purchase plan (the "Purchase Plan") under which 4.3 million shares of common stock have been reserved for issuance. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code.

During fiscal 1994, 1993 and 1992, 735,000, 509,000 and 449,000 shares, respectively, were issued under this plan.

1993 Long-Term Incentive Plan: During fiscal 1994, shareholders approved the Company's 1993 Long-Term Incentive Plan which provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards. The plan has available and reserved for issuance 2,000,000 shares and allows for an annual increase in the number of shares available for issuance, subject to a limitation. As of March 31, 1994, only stock options had been granted under this plan.

A summary of transactions relating to the 1993 Long-Term Incentive Plan follows:

		Year ended March 31, 1994
(In thousands)				 Shares	Option Price
Outstanding beginning of
  period			-	$          -
Granted			1,045	$9.875-15.50
Canceled			(3)	$      9.875
Exercised			   (30)	$      9.875
Outstanding end of period			 1,012	$9.875-15.50

Exercisable end of period			   170

Shareholder Rights Plan: The Company has a shareholder rights plan (the
"Rights
Plan") which provides existing shareholders with the right to purchase 1/100 preferred share for each common share held in the event of certain changes in the Company's ownership. The Rights Plan may serve as a deterrent to takeover tactics which are not in the best interests of shareholders.

Note 7: Restructuring and non-recurring expenses
During fiscal 1994, the Company recorded $22.8 million in restructuring and non-recurring charges to operations. The charges were primarily related to the write-off of goodwill associated with its former subsidiary, Plus Development, the Company's reduction in force, accelerated product transitions, and the consolidation of sales offices and other facilities, including the costs associated with the consolidation of repair facilities into a single location in Malaysia.

Note 8: Income taxes
The provision for income taxes computed under Statement of Financial
Accounting
Standards No. 109 (SFAS 109), "Accounting for Income Taxes," consists of the following:

	             Year ended March 31,
(In thousands)		    1994	     1993	     1992
Federal: current	$(10,396)	$ 48,637	$ 28,466
         deferred	   4,805	 (12,725)	  (7,500)
	  (5,591)	  35,912	  20,966
State: current	3,965	11,066	5,874
       deferred	  (3,219)	  (2,255)	       -
	     746	   8,811	   5,874
Foreign: current	1,244	7,915	671
         deferred	   4,590	     130	       -
	   5,834	   8,045	     671
	$    989	$ 52,768	$ 27,511

The tax benefits associated with nonqualified stock options, disqualifying dispositions of stock options, or employee stock purchase plan shares, as shown above, are $5.4 million, $5.8 million and $14.2 million in fiscal 1994, 1993 and 1992, respectively. Such benefits are credited to capital in excess of par value when realized.


The Company's provision for income taxes differs from the amount computed by applying the Federal statutory rates of 35% for 1994 and 34% for 1993 and 1992 to income before income taxes for the following reasons:

	              Year ended March 31,
(In thousands) 		     1994	     1993	     1992

Tax at Federal statutory rate	$ 1,282	$49,837	$25,281
State income tax, net of
  Federal benefit	485	5,815	3,877
Amortization and write-off of goodwill	2,386	299	299
Foreign earnings taxed at different
  rates	(3,007)	(517)	58
Research and development
  credit	-	-	(1,531)
Other 	   (157)	 (2,666)	   (473)

	$   989	$52,768	$27,511

Effective tax rate	27%	36%	37%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	  Year ended March 31,
(In thousands)			     1994	     1993
Deferred tax assets
  Inventory valuation methods	$ 18,221	$ 10,995
  Accrued warranty expense	13,627	16,159
  Allowance for doubtful accounts	3,218	2,993
  Distribution reserves	1,402	4,130
  Capital equipment reserve	136	271
  Depreciation methods	4,730	1,728
  Foreign tax on unremitted foreign earnings
    net of related U.S. tax liability	-	3,066
  Other accruals and reserves not currently
    deductible for tax purposes	   3,318	   2,369
Deferred tax liabilities	44,652	41,711
  Tax on unremitted foreign earnings
    net of foreign tax credits and
    foreign deferred taxes 	 (8,454)	-
  Other	  (3,240)	  (2,577)

	$ 32,958	$ 39,134

Management has concluded that no valuation allowance in any year is required based on its assessment that current levels of taxable income will be sufficient to realize the tax benefit.

Pretax income from foreign operations was $49.2 million, 	$14.8 million and
$923,000 for the years ended March 31, 1994, 1993 and 1992, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $15.7 million. The residual U.S. tax liability if such amounts were remitted would be approximately $3,925,000.

Note 9: Litigation
On February 26, 1993, Quantum commenced a declaratory judgment lawsuit against
Rodime PLC of Glasgow, Scotland, in the U.S. District Court for the District of Minnesota. Minnesota is the site of Rodime's only U.S. office. Rodime has counterclaimed by asserting that certain Quantum 3.5-inch hard disk drive products infringe its U.S. Patent No. 4,638,383 and is seeking royalty payments under that patent. That patent purports to cover hard disk drives using 3.5-inch disks and specifies an architecture including attributes such as a head positioning mechanism consisting of a rotary actuator moved by an open loop stepper motor. Quantum's complaint alleges that the Rodime patent is invalid and unenforceable, and that it has not been infringed by Quantum. On April 11, 1994, the United States District Court entered a summary judgment in Quantum's favor, ruling that claims 4, 6, 7, 9, 14 and 19-27 of the Rodime patent are invalid because they were impermissibly broadened during earlier patent reexamination proceedings conducted by the U.S. Patent and Trademark Office. Quantum believes that this ruling, if upheld on appeal, is fully dispositive of its dispute with Rodime. Due to the inherent uncertainties of litigation, there can be no assurance that such ruling will be affirmed. The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business.

In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

On March 26, 1993, Harry Aine, an individual, filed a complaint with the United States International Trade Commission seeking an importation exclusion order against hard disks which he alleged infringed his U.S. Reissue Patent No. 32,464 relating to sputtered carbon coated computer disks. Quantum was named as a respondent, along with certain other disk drive makers and disk manufacturers and suppliers. Quantum believed that the Aine patent was invalid and unenforceable and was not infringed by Quantum. Quantum asked its disk vendors to participate actively in defending the proceedings before the International Trade Commission, and to indemnify Quantum with regard to disk components they supply to Quantum. The dispute was settled by agreement during fiscal 1994 on immaterial terms, and Quantum is awaiting receipt of a formal dismissal of the ITC investigation.

Note 10: Commitments
The Company leases its present facilities under non-cancelable operating lease agreements for periods of up to 15 years with various expiration dates through 2006. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes or insurance.

Rent expense was $12.1 million, $8.3 million and $7.9 million for the years ended March 31, 1994, 1993 and 1992, respectively.

Future minimum lease payments under operating leases are as follows:

Year ended March 31,		(In thousands)
1995	$ 11,282
1996	10,764
1997	8,992
1998	8,202
1999	8,355
Thereafter	  68,284
Total future minimum lease payments	$115,879

Note 11: Business segment and foreign operations
The Company is engaged in a single business segment consisting of the design, manufacture and marketing of hard disk drives based on Winchester technology. The Company is a leading supplier of small-form-factor hard disk drives for desktop personal computers, workstations and notebook computers, providing a broad range of 3.5-inch and 2.5-inch hard disk drives with capacities ranging from 80 megabytes to 2.1 gigabytes. The Company also designs and markets storage enhancement products that upgrade the capacity of existing desktop personal computer systems.

During fiscal 1994, the Company began operations in its European headquarters. Prior to fiscal 1994, export sales from domestic operations accounted for a significant portion of the Company's sales. Following is a table that summarizes U.S. export sales to certain geographic areas for each of the three years ended March 31:

(In thousands)		     1994	    1993	    1992
Europe	$140,000	$408,000	$344,000
Asia-Pacific	59,000	322,000	220,000
Other	  21,000	  91,000	  27,000
	$220,000	$821,000	$591,000

Geographic information at March 31, 1994 and for the year ended March 31, 1994 is presented in the table below. Transfers between geographic areas are accounted for at amounts which are generally above cost and are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic location. Operating income (loss) by geographic segment does not include an allocation of general corporate expenses.

	        Geographic Area
				Rest
(In millions)		U.S.	Europe	of World	Eliminations	  Total

Revenue from unaffiliated
  customers	$1,218	$  837	$   76	$     -	$2,131
Transfers between geographic
  locations	   261	    77	     -	   (338)	     -
Total net sales	$1,479	$  914	$   76	$  (338)	$2,131
Operating income (loss)	$ (106)	$  120	$   (4)	$     -	$   10
Identifiable assets	$  692	$  252	$   53	$     -	$  997

Foreign operations in prior years were not material.

One major customer accounted for 22%, 20% and 25% of consolidated sales in 1994,
1993 and 1992, respectively. In addition, another customer accounted for 10% of consolidated sales in 1994 and less than 10% in 1993 and 1992.

Note 12: Unaudited quarterly consolidated financial data

(In thousands except	                                         Fiscal 1994
  per share data)   		1st Quarter	2nd Quarter	3rd Quarter	4th
Quarter
Sales	$479,112  	$493,955	$523,021	$634,966
Gross profit	58,494	10,533	56,822	112,994
Net income (loss)	3,373	(45,340)	6,139	38,502
Net income (loss) per share
  Primary	.08	(1.02)	.14	.83
  Fully diluted	.08	(1.02)	.14	.70


(In thousands except	                                         Fiscal 1993
  per share data)   		1st Quarter	2nd Quarter	3rd Quarter	4th
Quarter
Sales	$368,549  	$362,806	$459,315	$506,570
Gross profit	74,365	66,343	89,689	92,421
Net income	21,492	18,040	28,011	26,268
Net income per share
  Primary	.47	.39	.62	.58
  Fully diluted	.41	.35	.52	.50


Item 9.
Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


Part III
Item 10.
Directors and Executive Officers of the Registrant
The information required by this item is incorporated by reference to Part I,
Item 1 of this document and to the Company's Proxy Statement.


Item 11.
Executive Compensation
The information required by this item is incorporated by reference to the Company's Proxy Statement.


Item 12.
Security Ownership of Certain Beneficial Owners and Management
The information required by this item is incorporated by reference to the Company's Proxy Statement.


Item 13.
Certain Relationships and Related Transactions
The information required by this item is incorporated by reference to the Company's Proxy Statement.


With the exception of the information incorporated in Items 10, 11, 12 and 13 of this Form 10-K Annual Report, the Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders is not deemed "filed" as part of this Form 10-K Annual Report.

PART IV

Item 14.
Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	The following documents are filed as a part of this Report:

1.	Financial Statements and Financial Statement Schedules - See Index to
Consolidated Financial Statements at Item 8 on page    of this report.

2.	Exhibits

		Sequentially
Exhibit		Numbered
Number   		        Page

3.1(a) (2)	Certificate of Incorporation of Registrant

3.1(b) (11)	Certificate of Amendment of Certificate of
Incorporation of Registrant

3.2 (11)	By-laws of Registrant, as amended

4.1 (10)	Indenture between Registrant and LaSalle National
Bank, Trustee, covering $212.5 million of 6 3/8%
Convertible Subordinated Debentures due 2002
(including form of Debenture)

4.2 (16)	Shareholder Rights Plan

10.7 (2)	Registrant's 1984 Incentive Stock Option Plan and
Agreement

10.8 (4)	Registrant's 1986 Stock Option Plan and
Agreement, as amended

10.9 (5)	Registrant's Employee Stock Purchase Plan and
form of Subscription Agreement, as amended

10.10 (1)	Form of Indemnification Agreement between
Registrant and Certain Officers and Directors

10.11 (12)	Agreement between Registrant and MKE

10.12 (3) (6)	Purchase Agreement between Registrant and MKE

10.13 (7)	Lease (dated October 13, 1989) between Registrant
and John Arrillaga and Richard T. Perry, Separate
Property Trusts

10.14 (8)	Lease (dated September 17, 1990) between
Registrant and John Arrillaga and Richard T.
Perry, Separate Property Trusts

10.15 (11)	Lease (dated April 10, 1992) between Registrant
and John Arrillaga and Richard T. Perry, Separate
Property Trusts

10.16 (11)	Loan agreement dated March 30, 1992, between
Registrant and William F. Roach

10.17 (9)	Form of Statement of Employment Terms executed by
Stephen M. Berkley, David A. Brown and William J.
Miller, directors of Registrant, and Joseph T.
Rodgers, William F. Roach and Michael A. Brown, executive officers of Registrant

10.18 (12)	Lease (dated November 13, 1992) and First
Amendment to Lease (dated November 17, 1992) between Registrant and Milpitas Realty Delaware,
Inc.

10.19 (3)(13)	Credit Agreement dated August 18, 1992, among
Registrant, Bank of America NT&SA as agents and other financial institutions party hereto

10.20 (14)	Third Amendment to the Purchase Agreement between
Registrant and MKE dated December 31, 1992

10.21 (15)	1993 Long-Term Incentive Plan

10.22 		Amendment dated August 18, 1993 to Credit
Agreement (dated August 18, 1992), among
Registrant, Bank of America NT&SA as agents and other financial institutions party hereto

10.23		Second Amendment (dated April 15, 1993) to Lease
(dated November 13, 1992) between Registrant and
Milpitas Realty Delaware, Inc.

10.24		Lease (dated April 14, 1993) between Registrant
and Milpitas Realty Delaware, Inc.

11	Statement of Computation of Earnings Per Share

12	Statement of Computation of Ratios of Earnings to
Fixed Charges

21	Subsidiaries of Registrant

23	Consent of Ernst & Young, Independent Auditors

24	Power of Attorney.  See page 35.


(1)	Incorporated by reference to the Registrant's Definitive Special
Meeting Proxy Statement filed with the Securities and Exchange
Commission on March 24, 1987.

(2)	Incorporated by reference from Annual Report on Form 10-K for
Registrant's fiscal year ended March 31, 1987.

(3)	Confidential Treatment Requested.  Granted by the Securities and
Exchange Commission.

(4)	Incorporated by reference from exhibits filed with Registrant's Form
S-8, No. 33-52190 filed with the Securities and Exchange Commission on September 21, 1992.

(5)	Incorporated by reference from exhibits filed with Registrant's Form
S-8, No. 33-52192 filed with the Securities and Exchange Commission on September 21, 1992.

(6)	Incorporated by reference from Annual Report on Form 10-K for
Registrant's fiscal year ended March 31, 1988.

(7)	Incorporated by reference from exhibits filed with Registrant's Form
10-Q for the quarterly period ended December 31, 1989, filed with the Securities and Exchange Commission on February 14, 1990.

(8)	Incorporated by reference from exhibits filed with Registrant's Form
10-Q for the quarterly period ended December 30, 1990, filed with the Securities and Exchange Commission on February 13, 1991.

(9)	Incorporated by reference to the Registrant's Amendment No. 1 to Form
10-Q for the quarter ended June 30, 1991.

(10)	Incorporated by reference from Registration Statement No. 33-46387 on
Form S-3.

(11)	Incorporated by reference from exhibits filed with Registrant's
Annual Report on Form 10-K for fiscal year ended March 31, 1992.

(12)	Incorporated by reference from exhibits filed with Registrant's Form
10-Q for the quarterly period ended December 27, 1989, filed with the Securities and Exchange Commission on February 10, 1993.

(13)	Incorporated by reference from exhibits filed with Registrant's Form
10-Q for the quarterly period ended September 27, 1992, filed with the Securities and Exchange Commission on November 10, 1992.

(14)	Incorporated by reference from Annual Report on Form 10-K for
Registrant's fiscal year ended March 31, 1993.

(15)	Incorporated by reference from Registration Statement No. 33-72222 on
Form S-8 filed with the Securities and Exchange Commission on November 30, 1993.

(16)	Incorporated by reference from Form 8-A filed with the Securities and
Exchange Commission on August 5, 1988.

(b)	Reports on Form 8-K
	None.

(c)	Exhibits
	See Item 14(a) above.

(d)	Financial Statement Schedules
	See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

Dated:  June 1, 1994
Joseph T. Rodgers
Executive Vice President, Finance
Chief Financial Officer
and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. Miller and Joseph T. Rodgers, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 1, 1994.

Signature                  	                   Title

                           	Chairman of the Board and Chief Executive
(William J. Miller)	Officer (principal executive officer)


                           	Executive Vice President, Finance, Chief
(Joseph T. Rodgers)	Financial Officer and Secretary (principal
	financial and accounting officer)


                           	Director
(Stephen M. Berkley)


                           	Director
(David A. Brown)


                           	Director
(Robert J. Casale)


                           	Director
(Edward M. Esber, Jr.)


                           	Directorfiler
(Steven C. Wheelwright)

SCHEDULE I
MARKETABLE SECURITIES AND INVESTMENTS


Marketable Securities:
	     March 31, 1994
				Value on
			Market	Balance
Type of security (In thousands)	Principal	    Cost	   Value	Sheet

Ford Motor Credit MTN	$  2,000	$  2,090	$  2,098	$  2,033
TransAmerica Finance MTN	1,700	1,766	1,776	1,743
New Zealand Govt Notes	3,000	3,102	3,115	3,064
Key Corp MTN	5,000	5,204	5,333	5,187
US Government Notes	5,650	5,727	5,745	5,665
Dillard Dept Stores Inc CP	1,000	1,069	1,076	1,046
Hydro Quebec MTN	1,000	1,067	1,073	1,046
Bank of America: 140-day
  Eurodollar CD	36,825	36,825	36,825	36,825
ABN-AMRO Bank: 140-day
  Eurodollar CD	26,332	26,332	26,332	26,332
CIBC: 140-day Eurodollar CD	26,347	26,347	26,347	26,347
Puerto Rico Bonds	   3,220	   3,304	   3,249	   3,220

	$112,074	$112,833	$112,969	$112,508




SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS


	Balance at	Additions		Balance at
Classification	beginning of	charged to		end of
(In thousands)          	      period	   expense	Write-offs	    period

Allowance for doubtful
  accounts year ended:
    March 31, 1994	$8,118	$6,296	$(5,023)	$9,391
    March 31, 1993	6,474	4,724	(3,080)	8,118
    March 31, 1992	5,397	3,595	(2,518)	6,474