Form 10-Q
period 1994-07-03
QUANTUM CORP /DE/
filed 1994-08-18
CIK 709283

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549


            [

            X

            ]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE
                                                      SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended               July 3, 1994

       OR

            [ ]                           TRANSITION REPORT PURSUANT TO SECTION
            13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to


   For Quarter Ended                                         Commission
File Number

      July 3, 1994
0-12390



       QUANTUM CORPORATION
(Exact name of registrant as specified in its charter)



               DELAWARE                               94-2665054

   (State or other jurisdiction of                  (IRS Employer
Identification Number)
    incorporation or organization)



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 1994: 45,232,586.

QUANTUM CORPORATION

10-Q REPORT

INDEX
                                                                        Page

Number
PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements                                  3

                   Consolidated Statements of Income                     3

                   Consolidated Balance Sheets                           4

                   Consolidated Statements of Cash Flows                 5

                   Notes to Consolidated Financial Statements            6


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8


PART II - OTHER INFORMATION                                             11


SIGNATURE                                                               12



QUANTUM CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share per share data)
(unaudited)


                                                             First Quarter
                                                           Three Months Ended
                                                          July 3,
July 4,
                                                             1994        1993

Sales
$725,304                                                $479,112
Cost of sales                                            579,227
420,618
  Gross p
rofit146,077
58,494

Operating expenses:
  Research and development                                28,599
21,695
  Sales and marketing                                     22,760
18,771
  General and administrative                              10,331
11,379
                                                          61,690
51,845

  Income from operations                                  84,387
6,649

Other (income) expense:
  Interest
 expense                                                   3,556
3,608
  Interest and other income                              (2,371)
(1,994)
                                                           1,185
1,614

Income before income taxes                                83,202
5,035
Income tax provision                                      24,961
1,662

Net income                                               $58,241           $
3,373

Net income per share:
  Primary                                                  $1.24       $0.08

  Fully diluted                                            $1.03        $
0.08

Weighted average common and
  common equivalent shares:
    Primary                                           46,854,979
44,756,490
    Fully diluted                                     58,562,979
44,756,490


See accompanying notes to consolidated financial statements.


QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)




                                                          July 3,
March 31,
                                                             1994        1994
Assets
  Current assets:
    Cash and cash equivalents                         $  251,252
$217,531
    Short-term investments                               119,797
112,508
    Accounts receivable, net of allowance for

doubtful accounts of $10,371 and $9,391                  379,284
324,376
    Inventories                                          177,308
194,083
    Deferred taxes                                        41,445
32,821
    Other current assets                                  14,283
14,365

  Total current assets                                   983,369
895,684

  Property and equipment, net of accumulated

depreciation of $79,636 and $72,801                       95,611
85,874
  Other assets                                            15,973
15,880

                                                      $1,094,953
$997,438


Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable                                  $  269,472
$267,189
    Accrued warranty expense                              56,261
55,617
    Accrued compensation                                     19,
593   15,315
    Income taxes payable                                  20,833           -
    Other accrued liabilities                             44,929
35,545

  Total current liabilities                              411,088
373,666


  Subordinated debentures                                212,500
212,500

  Shareholders' equity:
    Common stock                                         126,382
124,530
    Retained ea
rnings                                                   344,983
286,742

  Total shareholders' equity                             471,365
411,272

                                                      $1,094,953
$997,438


See accompanying notes to consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)




                                                           Three Months Ended
                                                          July 3,
July 4,
                                                             1994        1993

Cash flows from operating activities:
  Net income                                            $ 58,241         $
3,373
  Items not requiring the current use of cash:
    Depreciation and amortization                          7,265
7,225
  Changes in assets and liabilities:
    Accounts receivable                                 (54,908)
17,613
    Inventories                                           16,775
(29,127)
    Accounts payable                                       2,282
(24,022)
    Income taxes payable                                  21,196
(15,098)
    Accrued warranty expense                                 644
4,352
    Other assets and liabilities                           4,829
10,215

Net cash provided by (used in) operating activities       56,324
(25,469)

Cash flows from investing activities:
  Purchase of short-term investments                    (17,349)
(80,000)
  Sales and maturities of short-term investments          10,060
138,136
  Investment in property and equipment                  (16,803)    (10,762)

Net cash provided by (used in) investing activities     (24,092)
47,374

Cash flows from financing activities:
  Repurchase of common stock                                   -
(991)
  Proceeds from issuance of common stock                   1,489
1,754

Net cash provided by financing activities                  1,489
763


Net increase in cash and cash equivalents                 33,721
22,668
Cash and cash equivalents at beginning of period         217,531
121,838

Cash and cash equivalents at end of period              $251,252
$144,506

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                            $  6,831          $
6,837
    Income taxes                                        $  4,247          $
8,806


See accompanying notes to consolidated financial statements.


QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1. Basis of presentation

      The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 1994.


2. Cash, Cash Equivalents and Short Term Investments

      The Company has classified all cash and highly liquid investments with original maturities of three months or less at the date of acquisition as cash equivalents. All other liquid investments are classified as short-term investments. The Company invests primarily in short term debt securities of companies with strong credit ratings from a variety of industries. The Company has not experienced any material losses on its investments. The Company, by
Corporate policy, limits the amount of credit exposure to any one issuer and to any one type of investment.


3. Change in Method of Accounting for Certain Investments

      Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No.
115, "Accounting for Certain Investments in Debt and Equity
Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle.
The cumulative effect as of April 1, 1994 of adopting Statement 115 was immaterial. The Company has classified its entire investment portfolio as available-for-sale.

Available-for-sale securities are carried at fair value, with material unrealized gains and losses reported in stockholder's equity.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income along with interest earned. Realized gains or losses and declines in value judged to be other-than-temporary on available-for-sale securities are reported as investment income or investment expense. The cost of securities sold is based on the specific identification method.


The following is a summary of available-for-sale securities at July
3, 1994:

Available-for-Sale Securities
(In thousands)

                                                         Cost

Corporate commercial paper and bank notes               $199,558
Certificates of deposit                                   89,504
U.S. Treasury securities and obligations
  of U.S. government agencies                              9,687
Other                                                      1,297
                                                        $300,046

Amounts included in short-term investments              $119,797
Amounts included in cash and cash equivalents            180,249

                                                        $300,046

During the three months ended July 3, 1994 there were no sales of securities available-for-sale. In addition, the gross unrealized gains and gross unrealized losses were immaterial to the Company and therefore, no amount was recorded to stockholder's equity for the quarter ended July 3, 1994. As of July 3, 1994, the average portfolio duration is approximately 30 days and no individual security has a maturity which exceeds one year.

4. Inventories

      Inventories consisted of the following:

(In thousands)
                                                      July 3,       March
31,
                                                         1994        1994

      Materials and purchased parts                      $ 1
4,205$ 27,841
      Work in process                                 22,636
14,729
      Finished goods                                 140,467
151,513
                                                    $177,308
$194,083

5.
Net income per share

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income per share computed on a fully diluted basis assumes conversion of the Company's outstanding 6 3/8% convertible subordinated debentures having a principal value of $212,500,000. For the three months ended July 4, 1993, the primary net income per share is shown in the statement of income as both primary and fully diluted, as the effect of the assumed conversion of the subordinated debentures is anti-dilutive.


6. Subsequent events

      On July 19, 1994, the Company signed an agreement to purchase
Digital Equipment Corporation's magnetic disk drive, tape drive, solid state disk and thin-film heads businesses for $400 million. This transaction includes Digital's 81% interest in Rocky Mountain
Magnetics, Inc. which is developing magneto-resistive head technology. The closing date is expected on or about October 3.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


 Results of Operations

       Consolidated sales for the three months ended July 3, 1994 were $725 million, compared to $479 million for the corresponding period in fiscal 1994. The increase in consolidated sales is attributable to increased unit shipments which were partially offset by a decline in average unit sales prices. Unit shipments for the three months ended July 3, 1994 increased 58% compared to the corresponding period in fiscal 1994 with sales for the first quarter of fiscal 1995 increasing 51% over the first quarter of fiscal 1994.

      Sales to Compaq Computer, Inc. and Apple Computer, Inc. represented 16% and 14% of consolidated sales for the three months ended July 3, 1994. For the first quarter of fiscal 1994, sales to Compaq Computer, Inc. and Apple Computer, Inc. represented 14% and
29% of total consolidated sales. The Company has no long-term supply arrangements with any customers. A significant decrease in combined sales to the top customers, or the loss of these customers, could have a material adverse effect on the Company's results of operations.

       Gross margin for the quarter ended July 3, 1994 increased to 20.1% from 12.2% for the first quarter of fiscal 1994. This increase was due to the Company's successful transition of its customers from the ProDrive ELS to the newer more cost effective ProDrive LPS and the return to a more normal pricing environment throughout the industry. However, the Company expects that price declines will be moderately higher during the September quarter primarily because of pricing pressures at certain capacity points. Due to the cyclical nature of the disk drive industry and the Company's dependence on new product introductions, there can be no assurance that the Company will be able to sustain the current gross margin levels.

     Over the past ten years, Quantum has established a strong business relatio nship with Matsushita-Kotobuki Electronics
Industries, Ltd. (MKE) of Japan. This relationship has been built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise. The Company's master agreement with MK
E, which covers the general terms of the business relationship, was renegotiated during fiscal 1993 and was extended for a period of five years. In fiscal 1994 approximately 90% of Quantum's sales were derived from products manufactured by MKE. In the ev ent MKE is unable to supply such products or increases its prices for manufacturing services, the Company's results of operations would be adversely affected. The Company's transactions with MKE are denominated in U.S. dollars with prices for product purc hases negotiated periodically, usually on an annual basis. Thus, fluctuations in the exchange rate have no material short-term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices.


     Quantum operates in
 an extremely competitive industry and its rapid growth has been the result of the Company's ability to identify customer needs and develop quality products to meet those requirements. The Company expects that sales from new products will account for a si gnificant portion of sales for the latter half of fiscal 1995 and will replace sales of some current products. The Company's ability to produce new products economically and manage the transition of customers to these new products is essential for continu ed success. The hard disk drive industry is characterized by increasingly short product life cycles and is dependent on the strength of unit demand in the personal computer market.

     As a result, the industry tends to experience periods of excess product i nventory and intense price competition. These and other factors may affect the Company's results of operations, and past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods.

      Subsequent to July 3, 1994, the Company signed an agreement to purchase Digital Equipment Corporation's magnetic disk drive, tape drive, solid state disk and thin-film heads businesses for $400 million, with the closing date expected on or about October 3. If the acquisition is consummated as planned, the Company's results will reflect the operations of Digital's Storage Business unit commencing the December quarter.

      Although it is premature to estimate the impact on the financial results of the Company at this time, the Company anticipates that the acquisition will have a dilutive effect on earnings for the December and March quarters in fiscal
1995.

Operating Expenses

       Research and development expenses in the three months ended July 3, 1994 were $29 million, or 3.9% of sales, compared to $22 million, or 4.5% of sales in the corresponding period in fiscal 1994. The percentage decrease is due to higher revenues in the first quarter of fiscal 1995. Quantum intends to continue its investment in research and development. The hard disk drive industry is subject to rapid technological advances and the future success of the Company is dependent upon continued successful and timely introductions of new products and technologies.

       Sales and marketing expenses in the three months ended July 3, 1994 were $23 million, or 3.1% of sales, compared to $19 million, or 3.9% of sales in the corresponding period in fiscal 1994. The increase in absolute dollars is due to costs associated with supporting the higher sales volume and expanding the Company's international infrastructure.

       General and administrative expenses in the three months ended

 July 3, 1994 were $10 million, or 1.4% of sales, compared to $11 million, or 2.4% of sales in the corresponding period in fiscal 1994. The decline in absolute dollars is due to the Company's reorganization in Q2 1994 and subsequently having more streamlined operations.

       Net interest and other income/expense in the three months ended July 3,
 1994 were $1.2 million net expense, compared to $1.6 million net expense in the corresponding period in fiscal 1994. The decrease in net expense in fiscal
 1995 is due to increased interest income which resulted from higher cash balances and higher interest rates.

 Income Taxes

      The effective tax rate for the quarter ended July 3, 1994 was 30%, compared to 33% for the corresponding period in fiscal 1994.
The effective tax rates are below the combined federal and state statutory rates as a result of the tax benefit associated with the income of foreign subsidiaries taxed at lower than statutory rates and the Company's tax exempt income.

 Liquidity and Capital Resources

      At July 3, 1994, the Company had $371 million in cash and cash equivalents and short-term investments, compared to $330 million at March 31, 1994. The increase is due primarily to cash generated from operations.

      The Company plans to finance the $400 million acquisition cost of Digital Equipment Corporation's Storage Business Unit with a combination of cash and debt. The Company expects to spend approximately $22 to $42 million for leasehold improvements, capital equipment and the expansion of the Company's facilities for the remainder of the fiscal year. If the acquisition is consummated as planned, the Company anticipates a significant amount of additional capital expenditures will be required to ramp up the manufacturing facilities in Asia over the next twelve months. The Company is presently in negotiations with a consortium of banks in connection with the Digital acquisition financing. The Company believes that such acquisition financing, as well as cash generated from its operations, will be sufficient to meet these capital requirements as well as working capital requirements during the next twelve months.

      The Company has an authorization outstanding from the Board of Directors to repurchase 1.5 million shares of its common stock in the open market.


QUANTUM CORPORATION

PART II - OTHER INFORMATION



         Item 1.                                Legal proceedings - Not
         Applicable.

Item 2.  Changes in securities - Not
Applicable.

Item 3.  Defaults upon senior
securities - Not Applicable.

Item 4.  Submission of matters to a
vote of security holders - Not Applicable.

Item 5.  Other information - Not Applicable.

Item 6.  Exhibits and reports on
Form 8-K.

                                                      (a)
                         Exhibits.    The exhibits listed on the
                         accompanying index to exhibits immediately following the signature page are filed as part of this report.

         (b) Reports on Form 8-K.  None









SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            QUANTUM CORPORATION
                                                (Registrant)




Date: August 10, 1994      By:
                                 Joseph T. Rodgers
                                 Executive Vice President, Finance
                                 and Chief Financial Officer






QUANTUM CORPORATION

INDEX TO EXHIBITS





Sequentially
    Exhibit                                                       Numbered
     Number                                                         Page



             11.1Statement of Computation of Net Income Per
             Share
             14

EXHIBIT 11.1
QUANTUM CORPORATION

COMPUTATION OF NET INCOME PER SHARE
(In thousands except per share data)


                                                             Three Months Ended
                                                          July 3,
July 4,
                                                             1994          1993

PRIMARY
  Weighted average number of common shares
    during the period                                     44,749
43,439
  Incremental common shares attributable to
    exercise of outstanding options                        2,106
1,317

  Total shares                                            46,855
44,756

  Net income                                             $58,241             $
3,373

  Net income per share                                     $1.24
$0.08


FULLY DILUTED
  Weighted average number of common shares
     during the period                                    44,749
43,439
  Incremental common shares attributable to
    exercise of outstanding options and
    conversion of 6 3/8% convertible
     subordinated debentures                              13,814
13,025

  Total shares                                            58,563
56,464

  Net income:
    Net income                                           $58,241       $ 3,373
    Add 6 3/8% convertible subordinated
      debentures interest, net of income
      tax effect                                           2,093
2,151

  Net income, as adjusted                                $60,334             $
5,524

  Net income per share                                     $1.03
$0.10 *



* The primary net income per share is shown in the statement of income as both primary and fully diluted, as the effect of the assumed conversion of the subordinated debentures is anti dilutive.