Form 10-Q
period 1994-10-02
QUANTUM CORP /DE/
filed 1994-11-16
CIK 709283

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 	October 2, 1994

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from 		 to


	For Quarter Ended		Commission File Number

	October 2, 1994			0-12390

QUANTUM CORPORATION
(Exact name of registrant as specified in its charter)



	DELAWARE			94-2665054
	(State or other jurisdiction of	(IRS Employer Identification Number)
	incorporation or organization)

	500 McCarthy Blvd.
	Milpitas, California				95035
	(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(408) 894-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes   X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1994: 45,419,561

QUANTUM CORPORATION

10-Q REPORT

INDEX
                                                                     Page
                                                                     Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                        3

         Consolidated Statements of Operations                       3

         Consolidated Balance Sheets                                 4

         Consolidated Statements of Cash Flows                       5

         Notes to Consolidated Financial Statements                  6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             8


PART II - OTHER INFORMATION                                          12


SIGNATURE                                                            14

QUANTUM CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)
(unaudited)


                                   Three Months Ended          Six Months Ended
                                  Oct. 2,     Oct. 3,       Oct. 2,     Oct. 3,
                                     1994        1993          1994        1993

Sales                            $726,169    $493,955    $1,451,473    $973,067
Cost of sales                     593,439     483,422     1,172,666     904,040
  Gross profit                    132,730      10,533       278,807      69,027

Operating expenses:
  Research and development         28,554      19,878        57,153      41,573
  Sales and marketing              23,106      17,551        45,866      36,322
  General and administrative       11,353      11,421        21,684      22,800
  Restructuring and
    non-recurring                       -      22,753             -      22,753
                                   63,013      71,603       124,703     123,448

  Income (loss) from operations    69,717     (61,070)      154,104     (54,421)

Other (income) expense:
  Interest expense                  3,448       3,433         7,004       7,041
  Interest and other income        (3,164)     (1,979)       (5,534)     (3,973)
                                      284       1,454         1,470       3,068

Income (loss) before income
  taxes                            69,433     (62,524)      152,634     (57,489)
Income tax provision (benefit)     20,830     (17,184)       45,790     (15,522)

Net income (loss)                 $48,603   $ (45,340)   $  106,844    $(41,967)

Net income (loss) per share:
  Primary                           $1.03      $(1.02)        $2.27      $(0.94)
  Fully diluted                      0.85       (1.02)        $1.87       (0.94)

Weighted average common and
  common equivalent shares:
    Primary                    47,326,797  44,269,296    47,090,888  44,512,893
    Fully diluted              59,037,402  44,269,296    58,800,191  44,512,893


See accompanying notes to consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                           Oct 2,   March 31,
                                                             1994        1994
Assets
  Current assets:
    Cash and cash equivalents                          $  316,851    $217,531
    Short-term investments                                 19,208     112,508
    Accounts receivable, net of allowance for
     doubtful accounts of $11,379 and $9,391             436,168     324,376
    Inventories                                           200,878     194,083
    Deferred taxes                                         37,835      32,821
    Other current assets                                   45,800      14,365

  Total current assets                                  1,056,740     895,684

  Property and equipment, net of accumulated
	  depreciation of $86,726 and $72,801                   108,611      85,874
  Other assets                                             15,905      15,880

                                                       $1,181,256    $997,438


Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable                                   $  310,447    $267,189
    Accrued warranty expense                               59,277      55,617
    Accrued compensation                                   23,040      15,315
    Income taxes payable                                   11,826           -
    Other accrued liabilities                              37,740      35,545

  Total current liabilities                               442,330     373,666

  Subordinated debentures                                 212,500     212,500

  Shareholders' equity:
    Common stock                                          132,840     124,530
    Retained earnings                                     393,586     286,742

  Total shareholders' equity                              526,426     411,272

                                                       $1,181,256    $997,438

See accompanying notes to consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                            Six Months Ended
                                                          Oct. 2,	Oct. 3,
                                                             1994	    1993

Cash flows from operating activities:
  Net income (loss)                                      $106,843   $(41,967)
  Items not requiring the current use of cash:
    Depreciation and amortization                          14,888     21,180
    Changes in assets and liabilities:
    Accounts receivable                                  (111,792)    12,170
    Inventories                                            (6,795)    52,973
    Accounts payable                                       43,258    (53,240)
    Income taxes payable                                   12,651    (19,026)
    Accrued warranty expense                                3,660     11,849
    Other assets and liabilities                          (26,946)     1,760

Net cash provided by (used in) operating activities        35,767    (14,301)

Cash flows from investing activities:
  Purchase of short-term investments                      (20,474)   (97,292)
  Sales and maturities of short-term investments          113,774    155,531
  Investment in property and equipment                    (37,232)   (20,103)

Net cash provided by (used in) investing activities        56,068     38,136

Cash flows from financing activities:
  Repurchase of common stock                                    -    (17,421)
  Proceeds from issuance of common stock                    7,485      5,870

Net cash provided by (used in) financing activities         7,485    (11,551)

Net increase in cash and cash equivalents                  99,320     12,284
Cash and cash equivalents at beginning of period          217,531    121,838

Cash and cash equivalents at end of period               $316,851   $134,122

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                            $  6,870    $ 13,666
    Income taxes                                        $ 29,835    $ 11,306


See accompanying notes to consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.	Basis of presentation

	The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the 1994.

2.	Inventories

	Inventories consisted of the following:
		(In thousands)
                                                     Oct. 2,     Mar. 31,
                                                        1994         1994

	Materials and purchased parts                 $ 35,818     $ 27,841
	Work in process                                 13,368       14,729
	Finished goods                                 151,692      151,513
                                                    $200,878     $194,083

3.	Net income (loss) per share

	Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income per share computed on a fully diluted basis assumes conversion of the Company's outstanding 6 3/8% convertible subordinated debentures having a principal value of $212,500,000. For the three months and six months ended October 3, 1993, the primary net loss per share is shown in the statement of income as both primary and fully diluted, as the effect of the assumed conversion of the subordinated debentures is anti-dilutive.

4.	Subsequent events

	On October 3, 1994, the Company acquired Digital Equipment Corporation's ("Digital's") hard disk drive, tape drive, solid state disk, and thin film heads businesses ("the acquired Businesses"). The transaction includes Digital's 81% ownership position in Rocky Mountain Magnetics, Inc. and substantially all of the assets related to the data storage business conducted by Digital directly and through its subsidiaries. The Company plans to continue to use the assets in substantially the same business.

	The total purchase price was $360 million, plus assumption by the Company of specified liabilities related to the acquired Businesses. The purchase price is subject to post-closing reductions to the extent that the value of inventory transferred at closing was less than specified levels or if capital expenditures made by Digital related to the acquired Businesses were less than specified levels. To date, post-closing reductions total $12 million. The purchase was financed with $278 million in cash and bank debt and a note to Digital for $70 million.

	The bank debt consists of a three year $350 million senior credit facility structured as a $225 million revolving credit and a $125 million term loan. The revolving credit will be governed by a borrowing base of eligible accounts receivable and inventory, and the term loan amortizes in five equal semi-annual installments commencing twelve months from closing.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations


Results of Operations

	Consolidated sales for the three and six months ended October 2, 1994 were $726 million and $1,452 million, respectively, compared to $494 million and $973 million for the corresponding periods in fiscal 1994. The increase in consolidated sales on a year-to-year basis was attributable to increased unit shipments. Unit shipments and consolidated sales for the six months ended
October 2, 1994 increased 49% compared to the corresponding period in fiscal
1994.

	Sales to Compaq Computer, Inc. ("Compaq") and Apple Computer, Inc. ("Apple") represented 21% and 15% of consolidated sales for the second quarter of fiscal 1995, respectively. For the second quarter of fiscal 1994, sales to Compaq represented less than 10% of consolidated sales, while sales to Apple represented 27% of consolidated sales. Sales to Compaq and Apple represented 18% and 14%, respectively, of consolidated sales for the six months ended October 2, 1994. For the first half of the prior fiscal year, sales to Compaq and Apple represented 11% and 28% of total consolidated sales, respectively. The Company has no long-term supply commitments with these customers. Any significant decrease in sales to these customers, or the loss of one or both of these customers, could have a material adverse effect on the Company's results of operations.

	The gross margin for the quarter ended October 2, 1994 increased to 18.3% from 2.1% for the second quarter of fiscal 1994. The Company's gross margin for the first half of fiscal 1995 was 19.2%, compared to 7.1% for the corresponding period in fiscal 1994. The improvement in gross margin from the previous fiscal year was a result of the more normal pricing environment and the better supply/demand mix experienced during the first half of fiscal 1995, compared to the same period in fiscal 1994, which experienced intense pricing pressures in both the distribution and OEM channels resulting primarily from an oversupply of disk drives industry wide.

	On October 3, 1994, the Company acquired Digital Equipment Corporation's ("Digital's") hard disk drive, tape drive, solid state disk, and thin film heads businesses ("the acquired Businesses"). The transaction includes Digital's 81% ownership position in Rocky Mountain Magnetics, Inc. and substantially all of the assets related to the data storage business conducted by Digital directly and through its subsidiaries. The Company plans to continue to use the assets in substantially the same business.

	During the next several quarters, the Company expects that gross margin will be significantly lower, as certain transition issues associated with the acquisition of the acquired Businesses are addressed. Key transition issues the Company will be focusing on are phasing out the older, lower gross margin product lines acquired from Digital and integrating the thin film heads across the Company's existing product lines to reduce excess head manufacturing capacity. Due to these transition issues, the Company anticipates that gross margin for the December quarter could be less than 15%.

Over the past ten years, Quantum has established a strong business relationship with Matsushita-Kotobuki Electronics Industries, Ltd. (MKE) of Japan. This relationship has been built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise. The Company's master agreement with MKE, which covers the general terms of the business relationship, was renegotiated during fiscal 1993 and was extended for a period of five years. In the first half of fiscal 1995 approximately 90% of Quantum's sales were derived from products manufactured by MKE. In the event MKE is unable to supply such products or increases its prices for manufacturing services, the Company's results of operations would be adversely affected. The Company's transactions with MKE are denominated in U.S. dollars with prices for product purchases negotiated periodically, usually on an annual basis. Thus, fluctuations in the exchange rate have no material short term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices.

Quantum operates in an extremely competitive industry and its rapid growth has been the result of the Company's ability to identify customer needs and develop quality products to meet those requirements. The Company expects that sales from new products, including those products acquired from Digital, will account for a significant portion of sales for the latter half of fiscal 1995 and will replace sales of some current products. The Company's continued ability to produce new products economically and manage the transition of customers to these new products is essential for continued success. The hard disk drive industry is characterized by increasingly short product life cycles and is dependent on the strength of unit demand in the personal computer market.

These and other factors may affect the Company's results of operations, and past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods.

Although it is premature to estimate the impact of the acquisition on the financial results of the Company at this time, the Company anticipates that the acquisition will have a dilutive effect on earnings for at least the next few quarters. During the December quarter, the Company expects profitability (excluding non-recurring charges) to decline significantly from the September quarter. Key transition issues that the Company anticipates will impact profitability include the lower overall gross margins of the products acquired from Digital and the excess capacity in the newly acquired recording heads business.

Operating Expenses

	Research and development expenses in the second quarter of fiscal 1995 were $29 million, compared to $20 million in the corresponding period in fiscal 1994. Research and development expenses in the six months ended October 2, 1994 were $57 million, compared to $42 million in the corresponding period in fiscal 1994. In each of these periods research and development expenses were 4% of sales for the respective periods. The increases in absolute dollars are due to increased headcount and higher expenses related to preproduction activity for a larger number of new products. With the acquisition of the acquired Businesses the Company expects research and development expenses to double. Additionally, the Company anticipates that research and development expenditures will represent a higher percentage of sales on an ongoing basis, reflecting spending for both the vertically integrated heads business and the new high capacity products, which tend to be more research and development intensive. The hard disk drive industry is subject to rapid technological advances and the future success of the Company is dependent upon continued successful and timely introductions of new products and technologies.

	Sales and marketing expenses in the second quarter of fiscal 1995 were $23 million, or 3% of sales, a one percent decline from the corresponding period of fiscal 1994 with expenses of $18 million, or 4% of sales. Sales and marketing expenses in the six months ended October 2, 1994 were $46 million, or 3% of sales, compared to $36 million, or 4% of sales in the corresponding period in fiscal 1994. The increases in absolute dollars are due to costs associated with supporting the higher sales volume and expanding the Company's international infrastructure. The Company anticipates an increase in the absolute dollar spending in sales and marketing related to the Digital acquisition, with expenditures as a percentage of sales remaining relatively consistent.

	General and administrative expenses in the second quarter of fiscal 1995 and 1994 were $11 million, or 2% of sales for each of the respective quarters. General and administrative expenses in the six months ended October 2, 1994 were $22 million, compared to $23 million in the corresponding period in fiscal 1994, with each period's expenses representing 2% of sales for the respective periods. Due to the acquisition of the acquired Businesses, the Company expects an increase in general and administrative absolute dollar spending, with expenditures as a percentage of sales remaining relatively consistent.

	As a result of the acquisition of the acquired Businesses, the Company anticipates recording non-recurring charges, including the write-off of in-process research and development, during the December quarter of fiscal 1995. At this time, it is premature to estimate the amount of these charges.

	The Company's second quarter of fiscal 1994 results included restructuring and non-recurring charges of $23 million. The charges were primarily associated with the write-off of goodwill associated with it's former subsidiary, Plus Development, the Company's reduction in force, product transitions and the consolidation of sales offices and other facilities. Additionally, the Company was in the process of consolidating repair facilities from three facilities worldwide into a single location in Malaysia, the costs of which were included in the second quarter fiscal 1994 restructuring charges.

	Net interest and other income/expense in the second quarter of fiscal 1995 were $0.3 million net expense, compared to $1.5 million net expense in the corresponding period in fiscal 1994. Net interest and other income/expense for the six months ended October 2, 1994 were $1.5 million, compared to $3.1
million in the corresponding period in fiscal 1994.   The decrease in net
expense in fiscal 1995 was due to increased interest income which resulted from higher cash balances and higher interest rates.


Income Taxes

	The effective tax rate for the quarter and six months ended October 2, 1994 was 30%, compared to an effective tax benefit rate of 27% for the corresponding periods in fiscal 1994. The fiscal 1994 tax benefit resulted from an overall net operating loss. The fiscal 1995 effective tax rate is below the combined federal and state statutory rates as a result of the tax benefit associated with the income of foreign subsidiaries taxed at lower than statutory rates.

Liquidity and Capital Resources

	At October 2, 1994, the Company had $336 million in cash and cash equivalents and short-term investments, compared to $330 million at March 31, 1994. The increase is due primarily to cash generated by operations.

	On October 3, 1994, the Company purchased the acquired Businesses from Digital for a total price of $360 million, plus assumption by the Company of specified liabilities related to the acquired Businesses. The purchase price is subject to post-closing reduction to the extent that the value of inventory transferred at closing was less than specified levels or if capital expenditures made by Digital related to the acquired Businesses were less than specified levels. To date, post-closing reductions total $12 million. The purchase was financed with $278 million in cash and bank debt and a note to Digital for $70 million.

	The bank debt consists of a three year $350 million senior credit facility structured as a $225 million revolving credit and a $125 million term loan. The revolving credit will be governed by a borrowing base of eligible accounts receivable and inventory, and the term loan amortizes in five equal semi-annual installments commencing twelve months from closing.

	The Company expects to spend approximately $10 to $30 million for leasehold improvements, capital equipment and the expansion of the Company's facilities for the remainder of fiscal year 1995. Over the next twelve months, the Company anticipates a significant amount of additional capital expenditures will be required to ramp the Asia manufacturing facilities and to support the recording heads business of the acquired Businesses. The Company believes that the credit facilities, as well as cash generated from its operations, will be sufficient to meet these capital requirements as well as working capital requirements during the next twelve months.

	The Company has an authorization outstanding from the Board of Directors to repurchase 1.5 million shares of its common stock in the open market.

QUANTUM CORPORATION

PART II - OTHER INFORMATION



Item 1.	Legal proceedings - Not Applicable.

Item 2.	Changes in securities - Not Applicable.

Item 3.	Defaults upon senior securities - Not Applicable.

Item 4.	Submission of matters to a vote of security holders.

	The 1994 Annual Meeting of Shareholders was held on July 28, 1994. The matters voted upon were the election of directors, an amendment to the Company's Employee Stock Purchase Plan, an Annual Incentive Plan for the Chief Executive Officer, and the appointment of the independent auditors.

	The Shareholders approved the election of directors as follows:

                                            For             Withheld
         Stephen M. Berkley                 36,644,978      228,027
         David A. Brown                     36,645,213      228,027
         Robert J. Casale                   36,642,193      228,527
         Edward M. Esber, Jr.               36,645,198      228,027
         William J. Miller                  36,645,213      228,027
         Steven C. Wheelwright              36,645,198      228,027

	The Shareholders approved and ratified an amendment to the Company's Employee Stock Purchase Plan, increasing the number of shares reserved for issuance thereunder from 4,300,000 to 6,300,000 shares of Common
Stock. The number of affirmative votes cast for this matter was 34,495,673. The number of negative votes cast with respect to this matter were 1,611,500 with 121,953 votes abstaining and 8,522,875 broker non-votes.

	The Shareholders approved and ratified an Annual Incentive Plan for the Chief Executive Officer of the Company. The payment of the bonus will depend on the Company's achieving certain predetermined targets for the fiscal year ending March 31, 1995 set by the Compensation Committee. Stockholder approval of the bonus was necessitated by the recent enactment of tax rules by the Internal Revenue Service, which provides a $1,000,000 cap on deductions by publicly-held corporations for certain compensation paid to the CEO effective for taxable years beginning on or after January 1, 1994. If the Company's targets are above certain specified levels, the CEO will be eligible to receive a bonus in a predetermined amount ranging from $118,125 to a maximum of $1,119,938. If the Company's minimum targets are not met, no bonus will be paid to the CEO. The plan was approved with 33,482,137 affirmative votes, 1,959,253 negative votes, 171,984 votes abstaining and 9,138,627 broker non-votes.

	The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 1995 was approved with 36,705,097 affirmative votes, 19,073 negative votes, 148,606 votes abstaining and 7,879,225 broker non-votes.

	In addition, the shareholders voted to allow the directors to vote on any other matters of business that might come before the meeting with 36,872,776 affirmative votes, no negative or abstaining votes, and 7,897,225 broker non-votes.



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


	QUANTUM CORPORATION
	(Registrant)




Date: November 15, 1994			By: 	/s/JOSEPH T. RODGERS
                           				Executive Vice President, Finance
				                             and Chief Financial Officer

QUANTUM CORPORATION

INDEX TO EXHIBITS




                                                                 Sequentially
Exhibit                                                          Numbered
Number	                                                           Page

11.1      Statement of Computation of Net Income per Share       16

EXHIBIT 11.1
QUANTUM CORPORATION

COMPUTATION OF NET INCOME PER SHARE
(In thousands except per share data)


                                   Three Months Ended          Six Months Ended
                                  Oct. 2,     Oct. 3,       Oct. 2,     Oct. 3,
                                     1994        1993          1994        1993

PRIMARY
  Weighted average number of
    common shares during the
    period                         45,305      43,258       45,027       43,349
  Incremental common shares
    attributable to exercise
    of outstanding options          2,022       1,011        2,064        1,164

  Total shares                     47,327      44,269       47,091       44,513

  Net income (loss)               $48,603    $(45,340)    $106,844     $(41,967)

  Net income (loss) per share       $1.03      $(1.02)       $2.27       $(0.94)


FULLY DILUTED
  Weighted average number of
    common shares during the
    period                         45,305      43,258       45,027       43,349
  Incremental common shares
    attributable to exercise
    of outstanding options and
    conversion of 6 3/8%
    convertible subordinated
    debentures                     13,733      12,723       13,773       12,874

  Total shares                     59,037      55,981       58,800       56,223

  Net income (loss):
    Net income (loss)             $48,603    $(45,340)    $106,844     $(41,967)
    Add 6 3/8% convertible
      subordinated debentures
      interest, net of income
      tax effect                    1,663       2,229        3,340        4,556

  Net income, as adjusted         $50,266    $(43,111)    $110,184     $(37,411)

  Net income per share             $ 0.85     $ (0.77)*    $  1.87     $ (0.67)*


* The primary net income per share is shown in the statements of income as both primary and fully diluted, as the effect of the assumed conversion of the subordinated debentures is anti-dilutive.