Form 10-Q/A
period 1994-10-02
QUANTUM CORP /DE/
filed 1995-01-04
CIK 709283

Form 10-Q/A
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
                         Milpitas, California 95035
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:	(408) 894-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes      No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 27, 1994: 45,453,774

QUANTUM CORPORATION

10-Q/A REPORT

The undersigned registrant hereby amends the following financial information or other information of its Quarterly Report under Section 13 or 15(D) of the Securities Exchange Act of 1934 on Form 10-Q dated October 2, 1994 as set forth below.


PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

As amended January 4, 1995 to file a previously omitted Financial
Data Schedule.

  (a) Exhibits.  The exhibits listed on the accompanying index to exhibits immediately following the signature page are filed as part of this report.

QUANTUM CORPORATION

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


	QUANTUM CORPORATION
	(Registrant)




Date: January 4, 1995

By:  /s/JOSEPH T. RODGERS
     Executive Vice President, Finance
       and Chief Financial Officer

QUANTUM CORPORATION

INDEX TO EXHIBITS




                                                                 Sequentially
Exhibit                                                          Numbered
Number                                                           Page

11.1      Statement of Computation of Net Income per Share
           (previously filed)

27        Financial Data Schedule                                5