Form 10-Q
period 1995-01-01
QUANTUM CORP /DE/
filed 1995-02-15
CIK 709283

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


	For Quarter Ended        Commission File Number

	January 1, 1995              0-12390


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 19, 1995: 46,027,105

                          QUANTUM CORPORATION

                               10-Q REPORT

                                  INDEX
                                                                       Page
                                                                     Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements 							3

         Consolidated Statements of Operations					3

         Consolidated Balance Sheets						4

         Consolidated Statements of Cash Flows 					5

         Notes to Consolidated Financial Statements				6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations			9


PART II - OTHER INFORMATION 							     13


SIGNATURE 										     14

                              QUANTUM CORPORATION

                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (unaudited)

                                  Three Months Ended         Nine Months Ended
                                --------------------    ----------------------
                                 Jan. 1,     Jan. 2,      Jan. 1,      Jan. 2,
                                    1995        1994         1995         1994
                                --------   ---------    ---------   ----------

Sales                           $932,702    $523,021    $2,384,175  $1,496,088
Cost of sales                    797,447     466,199     1,970,113   1,370,239
                                --------   ---------    ----------  ----------
  Gross profit                   135,255      56,822       414,062     125,849

Operating expenses:
  Research and development        54,004      19,632       111,158      61,205
  Sales and marketing             28,355      17,453        74,221      53,775
  General and administrative      14,218       9,576        35,901      32,376
  Purchased research & development
    and in merger costs           72,945          -         72,945         -
  Restructuring and non-recurring
    charges                            -          -             -       22,753
                               ---------   ---------     ---------   ---------
                                 169,522      46,661       294,225     170,109

  Income (loss) from operations  (34,267)     10,161       119,837     (44,260)

Other (income) expense:
  Interest expense                 8,301       3,385        15,306      10,426
  Interest and other income       (2,300)     (1,634)       (7,835)     (5,607)
                               ----------   ---------     ---------   ---------
                                   6,001       1,751         7,471       4,819

Income (loss) before income
  taxes                          (40,268)      8,410       112,366     (49,079)
Income tax provision (benefit)     8,042       2,271        53,832     (13,251)
                                ---------   ---------     ---------  ----------
Net income (loss)               $(48,310)     $6,139       $58,534    $(35,828)
                                =========   =========     =========  ==========

Net income (loss) per share:
  Primary                         $(1.06)      $0.14         $1.24      $(0.83)
  Fully diluted                   $(1.06)      $0.14         $1.10      $(0.83)

Weighted average common and
  common equivalent shares
    Primary                       45,448      44,357        47,180       43,151
    Fully diluted                 45,448      44,357        58,889       43,151

See accompanying notes to consolidated financial statements.

                            QUANTUM CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                (unaudited)



                                                          Jan. 1,   March 31,
                                                             1995        1994
                                                         --------   ---------
Assets
  Current assets:
    Cash and cash equivalents                          $  165,376  $  217,531
    Short-term investments                                 89,781     112,508
    Accounts receivable, net of allowance for
     doubtful accounts of $11,942 and $11,379             415,230     324,376
    Inventories                                           382,574     194,083
    Deferred taxes                                         37,697      32,821
    Other current assets                                   12,896      14,365
                                                        ---------   ---------
  Total current assets                                  1,103,554     895,684

  Property and equipment, net of accumulated
    depreciation of $107,347 and $72,801                  244,011      85,874
  Other assets                                             18,084      14,586
  Purchased intangibles, net                              100,457       1,294
                                                         --------   ---------

                                                       $1,466,106  $  997,438
                                                        =========   =========

Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable                                   $  350,649  $  267,189
    Accrued warranty expense                               55,762      55,617
    Accrued compensation                                   40,965      15,315
    Income taxes payable                                   16,717         -
    Accrued merger costs                                   64,675         -
    Current portion of long term debt                      25,000         -
    Other accrued liabilities                              50,413      35,545
                                                         --------   ---------
  Total current liabilities                               604,181     373,666

  Subordinated debentures                                 212,500     212,500
  Long term debt                                          170,000         -

  Shareholders' equity:
    Common stock                                          134,150     124,530
    Retained earnings                                     345,275     286,742
                                                         --------   ---------
  Total shareholders' equity                              479,425     411,272
                                                         --------   ---------
                                                       $1,466,106    $997,438
                                                        =========   =========

See accompanying notes to consolidated financial statements.

                            QUANTUM CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (unaudited)
                                                            Nine Months Ended
                                                          Jan. 1,     Jan. 2,
                                                             1995        1994
                                                         -------   ---------
Cash flows from operating activities:
  Net income (loss)                                     $  58,534    $(35,828)
  Items not requiring the current use of cash:
    Depreciation and amortization                          33,705      22,088
    Write off of goodwill                                     -         6,338
    Purchased research and development                     67,184         -
    Changes in assets and liabilities:
    Accounts receivable                                   (90,854)    (27,016)
    Inventories                                           (41,839)     36,283
    Accounts payable                                       83,460       1,311
    Income taxes payable                                   17,726     (19,026)
    Accrued warranty expense                                  145      16,522
    Other assets and liabilities                           28,403       3,218
                                                         --------    --------
Net cash provided by operating activities                 156,464       3,890
                                                         --------    --------
Cash flows from investing activities:
  Purchase of short-term investments                     (105,474)   (105,905)
  Sales and maturities of short-term investments          128,201     165,668
  Investment in property and equipment                    (79,786)    (26,734)
  Purchase of Digital Equipment's Data Storage Business  (355,171)        -
                                                         --------   ---------
Net cash provided by (used in) investing activities      (412,230)     33,029
                                                         --------   ----------

Cash flows from financing activities:
  Proceeds from issuance of short term note                70,000	        -
  Proceeds from revolving line of credit and term
	loan borrowings                                     220,500         -
  Principal payments on short term note                   (70,000)        -
  Principal payments on revolving line of credit          (25,500)        -
  Repurchase of common stock                                  -       (17,479)
  Proceeds from issuance of common stock                    8,611       8,819
                                                         --------   ---------
Net cash provided by (used in) financing activities       203,611      (8,660)
                                                         --------   ---------

Net increase (decrease) in cash and cash equivalents      (52,155)     28,259
Cash and cash equivalents at beginning of period          217,531     121,838
                                                         --------   ---------
Cash and cash equivalents at end of period               $165,376    $150,097
                                                         ========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              $17,297   $ 13,671
    Income taxes                                          $31,594   $ 11,406

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

2.	Inventories

	Inventories consisted of the following:
		(In thousands)
                                                     Jan. 1,     Mar. 31,
                                                        1995         1994
                                                     -------     --------

	Materials and purchased parts                 $ 78,911     $ 27,841
	Work in process                                 72,841       14,729
	Finished goods                                 230,822      151,513
                                                    --------    ---------

                                                    $382,574     $194,083
                                                    ========    =========

3.	Net income (loss) per share

	Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income per share computed on a fully diluted basis assumes conversion of the Company's outstanding 6 3/8% convertible subordinated debentures having a principal value of $212,500,000. For the three months ended January 1, 1995 and the three and nine months ended January 2, 1994, the primary net income (loss) per share is shown in the statement of income as both primary and fully diluted, as the effect of the assumed conversion of the subordinated debentures is anti-dilutive.

4.	Acquisition of businesses from Digital Equipment Corporation

	On October 3, 1994, Quantum Corporation ("Quantum" or "the Company") acquired the Disks, Heads, and Tapes Business of the Storage Business Unit of Digital Equipment Corporation ("the acquired Business"), in a transaction which is being accounted for as a purchase. The operating results of the acquired Business from the date of the purchase through January 1, 1995 have been reflected in the Company's consolidated financial statements for the quarter and year to date periods.

	The Company retained independent valuation professionals to assist it in the final determination of the value to be assigned to the individual assets acquired, including intangibles and purchased research and development. The results of this valuation are included in the consolidated balance sheet for the third quarter of fiscal 1995. However, the final allocation of the purchase price is not yet complete as the Company's management is still awaiting certain information related to the purchase. While the consolidated financial statement information has been presented based on the best information currently available to Company's management, the final allocation could change, and the change could affect the consolidated financial information. The types of information that the Company is awaiting include:

* Determination of the final purchase price - The purchase agreement contained several adjustment provisions related to the level and value of inventory and property, plant and equipment, and such adjustment provisions are still being negotiated.

* Management's plans regarding utilization and deployment of the acquired Business' assets and operations - Management is still evaluating the utility and deployment of the assets and operations acquired in this transaction. The magnitude of costs to be incurred or asset impairments related to the acquired operations are still being assessed.

	Company management expects that the final purchase price will be known by the time the Company's March 31, 1995 Report on Form 10K is filed.
Finalization of management's plans regarding utility and deployment of assets and operations acquired is expected by March 31, 1995.

	The Company has assumed a purchase price of $350.5 million, and direct costs of the transaction for investment banker and professional fees and other direct incremental transaction costs of $4.7 million.

Recap of purchase price allocation:

								  (in millions)
	Inventories							$146.7
	Property and equipment				 	 104.3
	Intangible assets					 	 106.1
	Accrual for merger related costs		 	 (64.7)
	Other assets/liabilities, net			  	  (4.4)
	Purchased research and development (expense)	  67.2
									-------
									$355.2
									=======

	Intangible assets include completed technology, workforce in place, a supply agreement and customer list. The estimated useful lives range from 3 to 10 years. The $67.2 million allocated to purchased research and development was expensed immediately as required under generally accepted accounting principles.

	The unaudited pro forma combined condensed results of operations of the Company for the three months and nine months ended January 1, 1995 and January 2, 1994 had the acquisition occurred on April 1, 1993, on the basis described above, would have been as follows:

						(in thousands, except per share data)

                                  Three Months Ended         Nine Months Ended
                                --------------------    ----------------------
                                 Jan. 1,     Jan. 2,      Jan. 1,      Jan. 2,
                                    1995        1994         1995         1994
                                --------   ---------    ---------   ----------

Net sales				  $932,702	  $669,589	 $2,806,960	  $2,127,160
Net income (loss)			    22,874	   (17,921)	     52,820	    (125,845)
Net income (loss) per share:
	Primary			     $0.48	    ($0.42)	      $1.12	      ($2.92)
	Fully diluted		     $0.42	    ($0.42)	      $1.00	      ($2.92)


Note:  All material intercompany transactions have been eliminated.


	The unaudited pro forma results for the nine months ended January 2, 1994 reflect a charge for purchased research and development and other in merger costs of $73 million. The pro forma results for the three months and nine months ended January 1, 1995 and January 2, 1994 also reflect intangible asset amortization, depreciation on net book value of acquired assets, amortization of loan fees and interest expense on the new debt related to the acquisition.

	The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

5.	Debt

	On October 3, 1994, the Company purchased the acquired Businesses from Digital. The purchase was financed with cash, bank debt and a note to Digital for $70 million.

	The bank debt consists of a three year $350 million senior credit facility structured as a $225 million revolving credit line and a $125 million term loan. The revolving credit will be governed by a borrowing base of eligible accounts receivable and inventory, and the term loan amortizes in five equal semi-annual installments commencing twelve months from closing. The borrowings, at the option of the Company, could have interest rates of either LIBOR plus a margin or a base rate.

	The facility is secured by all the Company's domestic assets and 66% of the Company's ownership of certain of it's foreign subsidiaries.

	The note to Digital was subsequently paid during the quarter with funds from the revolving credit line.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations


Results of Operations

	On October 3, 1994, the Company acquired the Disks, Heads and Tapes Business of the Storage Business Unit of Digital Equipment Corporation ("Digital" or "the acquired Businesses"). The transaction includes Digital's interest in Digital Equipment Storage Products (Malaysia) Sdn. Bhd., it's 81% ownership in Rocky Mountain Magnetics, Inc., and substantially all of the assets related to the data storage business conducted by Digital directly. The operating results of the acquired Businesses from the date of purchase through January 1, 1995 have been reflected in the Company's consolidated financial statements for the quarter. Refer to note 4 of the Notes to Consolidated Financial Statements for details of the acquisition.

	Consolidated sales for the three and nine months ended January 1, 1995 were $933 million and $2,384 million, respectively, compared to $523 million and $1,496 million for the corresponding periods in fiscal 1994. The increase in consolidated sales on a year-to-year basis was attributable to the newly acquired products as well as increased unit shipments of existing Quantum products.

	Sales to major customers, as a percentage of consolidated sales, for the three and nine months ended January 1, 1995 and January 2, 1994 were as follows:


                                  Three Months Ended         Nine Months Ended
                                --------------------    ----------------------
                                 Jan. 1,     Jan. 2,      Jan. 1,      Jan. 2,
                                    1995        1994         1995         1994
                                --------   ---------    ---------   ----------

Digital Equipment Corporation		14%		*		  *		   *
Compaq Computer, Inc.			14%		*		 17%		  10%
Apple Computer, Inc.			11%	     17%		 13%		  24%

* sales represented less than 10% of consolidated sales for the period

	In conjunction with the acquisition, the Company and Digital signed a multi year supply agreement providing the Company a substantial percentage of Digital's internal hard disk drive requirements for its Storageworks subsystems and core computer systems businesses. The Company has no other long term supply commitments with these customers. Any significant decrease in sales to these customers, or the loss of one or all of these customers, could have a material adverse effect on the Company's results of operations.

	The gross margin for the quarter ended January 1, 1995 increased to 14.5% from 10.9% for the third quarter of fiscal 1994. The Company's gross margin for the first nine months of fiscal 1995 was 17.4%, compared to 8.4% for the corresponding period in fiscal 1994. The improvement in gross margin from the previous fiscal year was a result of a better cost structure for given drive capacities during the first nine months of fiscal 1995, compared to the same period in fiscal 1994. During the same period a year ago, the Company experienced intense pricing pressures in both the distribution and OEM channels which resulted from an industry wide oversupply of disk drives.

	For at least the next quarter, the Company anticipates that gross margin will continue to be impacted as certain issues associated with the acquisition of the acquired Businesses are addressed. While significant progress was made in the third quarter, the Company will continue to focus on phasing out the older, lower gross margin product lines acquired from Digital, and integrating the thin film heads across the Company's existing product lines to reduce excess head manufacturing capacity. Also, gross margin will be impacted as the Company's desktop and portable group begins mass production of new follow-on products. These new products will provide significant cost benefits over current products; however, margins will remain under pressure until the Company can begin transitioning customers to these new products.

	Over the past ten years, Quantum has established a strong business relationship with Matsushita-Kotobuki Electronics Industries, Ltd. (MKE) of Japan. This relationship has been built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise. The Company's master agreement with MKE, which covers the general terms of the business relationship, was renegotiated during fiscal 1993 and was extended for a period of five years. Sales derived from products manufactured by MKE accounted for 82% of Quantum's sales for the first nine months of fiscal 1995, compared to 72% of sales during the third quarter of fiscal 1995. The decline in MKE products as a percentage of sales is a result of the increase in consolidated sales due to the newly acquired products and Quantum's manufacturing of those products. In the event MKE is unable to supply such products or increases its prices for manufacturing services, the Company's results of operations would be adversely affected. The Company's transactions with MKE are denominated in U.S. dollars with prices for product purchases negotiated periodically. Thus, fluctuations in the exchange rate have no material short term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices.

	In conjunction with the acquisition of the thin film heads business, the Company is continuing Digital's relationship with Lafe Computer Magnetics Ltd. ("Lafe") of China and is in the process of negotiating a manufacturing agreement. In the event Lafe is unable to supply manufacturing services the Company could experience an interruption in business. The Company's transactions with Lafe are denominated in U.S. dollars, thus fluctuations in the exchange rate have no material short term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices.

	Quantum operates in an extremely competitive industry and its rapid growth has been the result of the Company's ability to identify customer needs and develop quality products to meet those requirements. The Company expects that sales from new products, including those products acquired from Digital, will account for a significant portion of sales for the last quarter of fiscal 1995 and the first quarter of fiscal 1996, replacing sales of some current products. The Company's continued ability to produce new products economically and manage the transition of customers to these new products is essential for continued success. The hard disk drive industry is characterized by shorter product life cycles and is dependent on the strength of unit demand in the personal computer market. These and other factors may affect the Company's results of operations, and past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods.



Operating Expenses

	Research and development expenses in the third quarter of fiscal 1995 were $54 million or 6% of sales, compared to $20 million or 4% of sales in the corresponding period in fiscal 1994. Research and development expenses in the nine months ended January 1, 1995 were $111 million or 5% of sales, compared to $61 million or 4% of sales in the corresponding period in fiscal 1994. The increases during the three months and nine months ended January 1, 1995 are due primarily to the acquired Businesses and reflect spending for both the vertically integrated heads business and the additional high capacity products, which tend to be more research and development intensive. With the acquisition of the acquired Businesses the Company expects a continued higher level of expenditures for research and development and that research and development expenses will represent a higher percentage of sales on an ongoing basis. The hard disk drive industry is subject to rapid technological advances and the future success of the Company is dependent upon continued successful and timely introductions of new products and technologies.

	Sales and marketing expenses in the third quarter of fiscal 1995 were $28 million, compared to $17 million in the corresponding period in fiscal 1994, or 3% of sales for each respective quarter. Sales and marketing expenses in the nine months ended January 1, 1995 were $74 million or 3% of sales, compared to $54 million or 4% of sales in the corresponding period of fiscal 1994. The increases in absolute dollars are related to the Digital acquisition and the costs associated with supporting the higher sales volume and the expanded
Company infrastructure. The Company anticipates a continued higher level of absolute dollar spending in sales and marketing related to the Digital acquisition, with expenditures as a percentage of sales remaining relatively consistent.

	General and administrative expenses in the third quarter of fiscal 1995 were $14 million compared to $10 million for the corresponding period in fiscal 1994. General and administrative expenses in the nine months ended January 1, 1995 were $36 million, compared to $32 million in the corresponding period in fiscal 1994. In each of these periods general and administrative expenses were 2% of sales for the respective period. Due to the acquisition of the acquired Businesses, the Company expects a continued higher level of absolute dollar spending in general and administrative, with expenditures as a percentage of sales remaining relatively consistent.

	As a result of the acquisition of the acquired Businesses, the Company incurred a one time charge of $73 million, which included $67 million of purchased research and development and $6 million in related merger costs. Merger costs are comprised of incremental integration costs incurred through January 1, 1995.

	Net interest and other income/expense in the third quarter of fiscal 1995 were $6.0 million net expense, compared to $1.8 million net expense in the corresponding period in fiscal 1994. Net interest and other income/expense for the nine months ended January 1, 1995 were $7.5 million net expense, compared
to $4.8 million net expense in the corresponding period in fiscal 1994.   The
increase in net expense in fiscal 1995 can be attributed to higher interest expense resulting from the acquisition financing and lower cash balances due to cash paid for the acquisition.

	The Company anticipates that the acquisition of the acquired Businesses will have a future effect on both operating and net income resulting from the amortization of intangibles, depreciation on net book value of acquired assets, and interest expense on the debt. As detailed in Note 4 of the Notes to Consolidated Financial Statements, the final allocation of the purchase price is not yet complete and the allocation could change, as the Company's management is still awaiting certain information related to the purchase.
Based on the best information currently available the Company estimates that charges for the amortization of intangibles and depreciation on net book value of acquired assets could range from $53 to $56 million during the next three fiscal years. Interest expense on the debt will be dependent on the loan balance and the interest rate (refer to Note 5 of the Notes to Consolidated Financial Statements).

Income Taxes

      For the quarter and nine months ended January 1, 1995 the effective tax rate was 30%, excluding purchased research and development charges. This 30% effective tax rate reflects the benefits of subsidiary earnings taxed at rates lower than the US rate. For fiscal 1995, including the purchased research and development charges generates a higher tax rate as there is no tax benefit associated with technology which the Company anticipates will be utilized offshore. For the three months ended January 2, 1994 the tax provision was 27% and for the nine months ended January 2, 1994 the benefit provision was 27%. The tax benefit for the nine months ended January 2, 1994 resulted from an overall US net operating loss.

Liquidity and Capital Resources

	At January 1, 1995, the Company had $255 million in cash and cash equivalents and short-term investments, compared to $330 million at March 31, 1994. The decrease is due primarily to cash used for the Digital acquisition.

	On October 3, 1994, the Company purchased the acquired Businesses from Digital. The purchase was financed with cash, bank debt and a note to Digital for $70 million.

	The bank debt consists of a three year $350 million senior credit facility structured as a $225 million revolving credit line and a $125 million term loan. The revolving credit will be governed by a borrowing base of eligible accounts receivable and inventory, and the term loan amortizes in five equal semi-annual installments commencing twelve months from closing.

	The note to Digital was subsequently paid during the quarter with funds from the revolving credit line.

	The Company expects to spend approximately $20 to $30 million for leasehold improvements, capital equipment and the expansion of the Company's facilities for the remainder of fiscal year 1995. Over the next twelve months, the Company anticipates a significant amount of additional capital expenditures will be required to ramp the Asia manufacturing facilities and to support the recording heads business of the acquired Businesses. The Company believes that the credit facilities, as well as cash generated from its operations, will be sufficient to meet these capital requirements as well as working capital requirements during the next twelve months.

QUANTUM CORPORATION

PART II - OTHER INFORMATION



Item 1.	Legal proceedings - Not Applicable.

Item 2.	Changes in securities - Not Applicable.

Item 3.	Defaults upon senior securities - Not Applicable.

Item 4.	Submission of matters to a vote of security holders -Not Applicable

Item 5.	Other information - Not Applicable.

Item 6.	Exhibits and reports on Form 8-K.

		(a)	Exhibits.	The exhibits listed on the accompanying index to
			exhibits immediately following the signature page are
			filed as part of this report.

		(b)	Reports on Form 8-K.

		   (1)  Form 8-K dated October 3, 1994, filed on October 17, 1995.

			  Item 2.  Acquisitions or Dispositions of Assets
		 	  Item 7.  Financial statements and Exhibits - Financial
					  Statements and Pro Forma Financial Information
					  omitted.

		   (2)  Form 8-K/A-1 dated October 3, 1994, filed January 31, 1995.

			  Item 7.  Financial Statements and Exhibits.

			  (a)  Audited Statements of Assets Sold and Liabilities
				 Assumed of the Disks, Heads and Tapes Business of the
				 Storage Business Unit of Digital Equipment
				 Corporation, as of July 2, 1994 and July 3, 1993 and
				 Statements of Operations for fiscal years ended
				 July 2, 1994, July 3, 1993 and June 27, 1992.

				 Unaudited Statement of Assets Sold and Liabilities
				 Assumed of the Disks, Heads and Tapes Business of the
				 Storage Business Unit of Digital Equipment
				 Corporation, as of October 1, 1994 and Unaudited
				 Statements of Operations for the three months ended
				 October 1, 1994 and October 2, 1993.

			  (b)  Unaudited Pro Forma Condensed Consolidated Balance
				 Sheet of Registrant as of October 2, 1994 and
				 Unaudited Pro Forma Condensed Consolidated Statement
				 of Operations of Registrant for the year ended
				 March 31, 1994 and for the period from April 1, 1994
				 to October 1, 1994.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


	QUANTUM CORPORATION
	(Registrant)




Date: February 15, 1995      By: /s/ Joseph T. Rodgers
                                 Executive Vice President, Finance
                                   and Chief Financial Officer

QUANTUM CORPORATION

INDEX TO EXHIBITS




                                                                 Sequentially
Exhibit                                                              Numbered
Number                                                                   Page

11.1      Statement of Computation of Net Income per Share                 16

27        Financial Data Schedule                                          17