Form 10-Q/A
period 1994-10-02
QUANTUM CORP /DE/
filed 1995-03-07
CIK 709283

Form 10-Q/A
                               Amendment #2
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

Note: The Form 10-Q/A for the quarter ended October 2, 1994 is being amended to reflect the proper period in the Financial Data Schedule. The amended Financial Data Schedule includes interim year-to-date financial data. The Financial Data Schedule as originally filed included the financial data for the second quarter only.

QUANTUM CORPORATION

10-Q/A REPORT

The undersigned registrant hereby amends the following financial information or other information of its Quarterly Report under Section 13 or 15(D) of the Securities Exchange Act of 1934 on Form 10-Q dated October 2, 1994 as set forth below.


PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

As amended March 6, 1995 to file an amended Financial Data Schedule to reflect the proper period and include year-to-date interim financial data.

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




Date: March 6, 1995

By:  /s/JOSEPH T. RODGERS
     Executive Vice President, Finance
       and Chief Financial Officer

QUANTUM CORPORATION

INDEX TO EXHIBITS




                                                                 Sequentially
Exhibit                                                          Numbered
Number                                                           Page

11.1      Statement of Computation of Net Income per Share
           (previously filed)

27        Financial Data Schedule (amended to reflect the
           proper period)                                        5