Form 10-K
period 1995-03-31
QUANTUM CORP /DE/
filed 1995-07-14
CIK 709283

As filed with the Securities and Exchange Commission on July 14, 1995.

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 1995: $554,696,138 based upon the last sale price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares outstanding of the Registrant's Common Stock as of May 1, 1995 was 46,235,244.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for Registrant's 1995 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

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

Pursuant to a Stock and Asset Purchase Agreement (the "Agreement") dated July 18, 1994, between Digital Equipment Corporation ("Digital") and Quantum, Digital agreed to sell to Quantum effective October 3, 1994, tangible assets consisting principally of inventory, property, plant and equipment, and certain contract rights and intellectual property of the Disks, Heads and Tapes Business (the "Business") of the Storage Unit of Digital in exchange for consideration totaling $350.5 million. Included in the sale were Digital's interest in Digital Equipment Storage Products (Malaysia) Sdn. Bhd. and its 81% interest in Rocky Mountain Magnetics, Inc. ("RMMI") (See Note 13 in Notes to Consolidated Financial Statements). Subsequently, RMMI's name was changed to Quantum Peripherals Colorado, Inc. ("QPC"). The Business acquired was involved in the design, manufacture and marketing of computer disk drive, tape drive, tape media, solid state memory device and magnetic recording head products and optical storage devices and related technology other than CD-ROM.

Quantum Corporation is a leader in designing, manufacturing and marketing mass storage products, including high-performance, high-quality 3.5-inch and 2.5-inch hard disk drives. The Company also manufactures solid state disks, tape drives and PCMCIA-based flash memory cards. Quantum's products meet the storage requirements of workstations, servers, disk arrays, high-end to entry-level desktop PCs, notebook and subnotebook systems, minicomputers, and handheld and palmtop systems. The Company markets its products directly to major OEMs and through a broad range of distributors, resellers and systems integrators worldwide.


Executive Officers

The executive officers of the Company, and certain information about them as of March 31, 1995, are as follows:

Name	Age	Position with the Company
William J. Miller    49   Chairman and Chief Executive Officer
Michael A. Brown     36   President, Desktop and Portable Storage Group
Robert K. Maeser     55   President, High-Capacity Storage Group
Kenneth Lee          57   Executive Vice President, Technology and
                          Engineering, Vice President and General Manager and
                          Recording Heads Group and Chief Technical Officer
William F. Roach     51   Executive Vice President, Worldwide Sales
Joseph T. Rodgers    52   Executive Vice President, Finance, Chief
                          Financial Officer and Secretary
Deborah E. Barber    55   Vice President, Human Resources
Gina M. Bornino      34   Vice President and General Manager, Specialty
                          Storage Products Group

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

Dr. Lee joined the Company in 1989 as Director of Advanced Recording Technologies and was promoted to Vice President, Engineering, in August 1990. In August 1993, he was promoted to Executive Vice President, Technology and Engineering, and Chief Technical Officer. In October 1994, Dr. Lee also assumed responsibility for the Recording Heads Group. Prior to joining the Company, he served for five years as Vice President, Product Development, for Domain Technology, and previously spent 15 years at the IBM Research Laboratory in San Jose, California, working on advanced magnetic storage devices.

Mr. Roach joined the Company in September 1989 as Vice President, Sales, and was promoted to Executive Vice President, Worldwide Sales, in August 1993. Prior to joining the Company, he spent 12 years in sales at Intel Corporation, last serving as Worldwide Director, Distribution Sales and Marketing.

Mr. Rodgers joined the Company in December 1980 as its Vice President, Finance, and was elected Secretary in May 1981 and Treasurer in September 1981 and promoted to Executive Vice President, Finance, in April 1986. Mr. Rodgers is currently serving as Executive Vice President, Finance, Chief Financial Officer and Secretary. From July 1979 to December 1980, he served as Vice President, Finance, of Braegen Corporation, a manufacturer of computer equipment. He also has more than nine years experience with Price Waterhouse, last serving as an audit manager.

Ms. Barber joined the Company in October 1992 as Vice President, Human Resources, Corporate Services, and Business Excellence. Prior to joining the Company, she served five years at Cray Research as Vice President, Human Resources. From June 1978 to January 1988, Ms. Barber was employed by Honeywell, Inc., last serving as Director of Human Resources for the Military Avionics Division.

Ms. Bornino joined the Company in August 1993 as Vice President, Corporate Development and Planning. In October 1994, Ms. Bornino assumed responsibility for the Specialty Storage Products Group as Vice President and General Manager. Prior to joining the Company, she served as Director of Strategic Planning for Silicon Graphics, Inc., from July 1992 to August 1993. From November 1989 to July 1992, Ms. Bornino was employed by MIPS Computer Systems, Inc., last serving as Director of Engineering. Prior to joining MIPS, she was a general management consultant with the consulting firm of Arthur D. Little, Inc., from June 1988 to November 1989.

Products

Quantum's major products are shown below and are described following the chart.

                                       Average
               Capacity  No.    No.    Seek Time
Products           (MB)  Disks  Heads  (millisec.)  Interface         Mfr

3.5-Inch:
Maverick 270        270    1      2      14        Fast ATA/SCSI-2    MKE*
Maverick 540        540    2      4      14        Fast ATA/SCSI-2    MKE
Lightning 365       365    1      2      11        Fast ATA/SCSI-2    MKE
Lightning 540       540    2      3      11        Fast ATA/SCSI-2    MKE
Lightning 730       730    2      4      11        Fast ATA/SCSI-2    MKE
Trailblazer 420     420    1      2      14        Fast ATA-2/SCSI-2  MKE
Trailblazer 850     850    2      4      14        Fast ATA-2/SCSI-2  MKE
Fireball 540        540    1      2      12        Fast ATA-2/SCSI-3  MKE
Fireball 1080      1080    2      4      12        Fast ATA-2/SCSI-3  MKE

3.5-Inch
High Capacity:
Capella VP31110   1,108    2      4     8.5        SCSI-2             Quantum
Capella VP32210   2,216    4      8     8.5        SCSI-2             Quantum
Grand Prix
  XP32151         2,150    5     10     8.5        SCSI-3             Quantum
Grand Prix
  XP34301         4,300   10     20     8.5        SCSI-3             Quantum
Atlas XP31070     1,075    3      5     8.5        SCSI-2             Quantum
Atlas XP32150     2,150    5     10     8.5        SCSI-2             Quantum
Atlas XP34300     4,300   10     20     8.5        CSI-2              Quantum
Empire 1080       1,080    4      8     9.5        SCSI-3             Quantum
Empire 2100       2,100    6     12     9.5        SCSI-3             Quantum

                                       Average
               Capacity  No.    No.    Seek Time
Products           (MB)  Disks  Heads  (millisec.)  Interface         Mfr

2.5-Inch:
Daytona 256         256   2      4        17        Fast ATA/SCSI-2   MKE
Daytona 341         341   3      6        17        Fast ATA/SCSI-2   MKE
Daytona 514         514   4      8        17        Fast ATA/SCSI-2   MKE


                                       Access  Transfer
                 Capacity  HeightAvg.  Time    Rate
Products             (GB)  (inches)    (sec.)     MB/sec.)  Interface  Mfr

Cartridge Tape Drives:
DLT 2000             201      3.2      45      2.51         SCSI-2     Quantum
DLT 4000             401      3.2      68      3.01         SCSI-2     Quantum




                                              Load/Unload
           Capacity   Dimension     No. of    Time
Products       (GB)   (inches)    Cartridges  (sec.)       Interface  Mfr

Cartridge Tape Mini-Libraries:
DLT 2500      1001   11.8x16.3x10.5   5        20          SCSI-2     Quantum
DLT 4500      2001   11.8x16.3x10.5   5        20          SCSI-2     Quantum
DLT 2700      1401   10.7x8.9 x27     7        29          SCSI-2     Quantum
DLT 4700      2801   10.7x8.9 x27     7        29          SCSI-2     Quantum

1 With 2:1 data compression


          Capacity    Form Factor  Avg. Access
Products      (GB)    (inches)     Time          Interface  Mfr

Solid State Disks:
ESP510        107       5.25       <1 ms         SCSI-2     Quantum
ESP530        267       5.25       <1 ms         SCSI-2     Quantum
ESP540        428       5.25       <1 ms         SCSI-2     Quantum
ESP580        856       5.25       <1 ms         SCSI-2     Quantum
ESP3013       134       3.5        <100 ms       SCSI-2     Quantum
ESP3026       268       3.5        <100 ms       SCSI-2     Quantum
ESP5011       118       5.25       <100 ms       SCSI-2     Quantum
ESP5047       475       5.25       <100 ms       SCSI-2     Quantum
ESP5095       950       5.25       <100 ms       SCSI-2     Quantum


           Cap.(MB)                   Avg. Seek
Products   Unformatted   Height       Read/Write  Interface      Mfr

Solid State Flash Memory Cards:
QCard 1         1        3.3 mm       250ns/25ms  PCMCIA Type 1  Quantum
QCard 2         2        3.3 mm       250ns/25ms  PCMCIA Type 1  Quantum
QCard 4         4        3.3 mm       250ns/25ms  PCMCIA Type 1  Quantum


* Matsushita-Kotobuki Electronics Industries, Ltd., of Japan.  See
"Manufacturing."

Quantum Maverick (trademark), Quantum Lightning (trademark), Quantum Trailblazer (trademark) and Quantum Fireball (trademark) 3.5-Inch Desktop
Products:
	Quantum's desktop 3.5-inch hard drives consist of the Quantum Maverick, Quantum Lightning, Quantum Trailblazer and Quantum Fireball products. These products are designed to meet the needs of desktop systems.
	Quantum Maverick 270/540. Mass production of the Quantum Maverick products began in May 1994. These drives provide ideal storage solutions for desktop systems used in home and small business environments. The Quantum Maverick drives, based on the earlier ProDrive LPS (trademark) Series, have updated hardware and firmware features, enhanced performance, and high quality and reliability.
	Quantum Lightning 365/540/730. Quantum began mass production of these products in June 1994. These high-performance disk drives are designed for mid-range and high-end desktop systems. The drives enhance CD-ROM-equipped 80486, Pentium, and PowerMacintosh systems running powerful operating systems and complex applications.
	Quantum Trailblazer 420/850. Introduced in February 1995, the Quantum Trailblazer products provide industry-leading storage solutions for entry-level and mid-range desktop computer systems. The drives feature an innovative mechanical platform that results in improved acoustics and performance-enhancing electronics and firmware. New electronics support faster data transfer rates off the disk.
	Quantum Fireball 540/1080. Also announced in February 1995, the Quantum Fireball hard drives feature leading areal density and innovative technology for capacity-hungry desktop systems and servers. The products incorporate many technology advances, including an advanced read channel, enhanced interfaces to increase data transfer rates and firmware that minimizes command overhead.

Quantum Capella (trademark), Quantum Grand Prix (trademark), Quantum Atlas (trademark) and Quantum Empire (trademark) 3.5-Inch High-Capacity Products:
	Quantum's high-capacity 3.5-inch hard drives include the Quantum Capella, Quantum Grand Prix, Quantum Atlas and Quantum Empire II products. These disk drives are Quantum's most technologically advanced products and meet the demanding needs of high-end desktop systems, workstations, storage subsystems and servers.
	Quantum Capella VP31110/VP32210. Mass production of these products, which feature 1.1 gigabyte and 2.2 gigabyte capacities, began in March 1995. The Quantum Capella drives are advanced products that incorporate magnetoresistive (MR) head technology for improved recording technology. Low operating acoustics and power make these drives ideal choices for networked systems, workstations, desktop publishing systems, disk arrays and multimedia computing systems.
	Quantum Grand Prix XP32151/XP34301. Quantum began mass production of these products in December 1994. The products feature high sustained data rates and embedded servo technology to provide high performance for advanced multimedia applications. The drives, offered in capacities of 2.1 gigabyte and
4.3 gigabyte, are designed for high-performance servers, disk arrays, workstations and other high-end computers.
	Quantum Atlas XP31070/XP32150/XP34300. Mass production of the Quantum Atlas products began in December 1994. The drives, which feature an advanced architecture and superior cache performance, meet the demanding requirements of high-performance, high-capacity applications. Systems that can benefit from the Quantum Atlas family's exceptional performance include disk arrays, network file servers, workstations and high-performance desktop systems. The drives are available in capacities of 1.0 gigabyte, 2.1 gigabyte and 4.3 gigabyte.
	Quantum Empire 1080/2100. Mass production of the Quantum Empire drives started in October 1993. The products, designed for workstations, servers and disk arrays, combine fast sustained data transfer rates with high reliability. They are ideally suited for storage-intensive applications such as multimedia, networked databases and graphics. The drives are offered in 1.0 gigabyte and
2.1 gigabyte capacities.

Quantum Daytona (trademark) 2.5-Inch Products:
	Quantum Daytona 256/341/514. The Quantum Daytona drives, which began shipping in volume in February 1994, provide mass storage solutions for subnotebook and full-featured notebook computers. All three Quantum Daytona drives bring desktop system performance to notebook computing. Quantum Daytona drives spin at a rate of 4,500 RPM, feature a typical seek time of 17 milliseconds and transfer data disk-to-buffer at 36 megabits per second.

Quantum DLT (trademark) 0.5-Inch Cartridge Tape Drives
	Quantum DLT 2000/4000. The Quantum Digital Linear Tape (DLT) drives began mass production in December 1993 and were part of the Digital acquisition. DLT efficiently performs data back-up for mid-range and high-end computer systems. With advanced linear recording technology and a highly accurate tape guide system, the drives are ideally suited for mid-range systems, network servers and high-end workstations and systems. Using data compression techniques, the tape drives can store up to 40 gigabyte of data in a single tape cartridge and transfer data at a sustained rate of up to 3.0 megabyte per second.

Quantum DLT (trademark) Tape Mini-Libraries
	Quantum DLT 2500/4500/2700/4700. The Quantum DLT series are five- and seven- cartridge library subsystems designed for high-capacity data backup applications in the computer systems market. The five- and seven-cartridge products began volume production in February 1994 and December 1993, respectively, and were part of the Digital acquisition. At the heart of the libraries, which are offered in rack-mounted or table-top models, are Quantum's DLT 2000 and DLT 4000 tape drives. The five-cartridge Quantum DLT 2500/4500 products can store up to 200 gigabyte of data and the seven-cartridge Quantum DLT 2700/4700 libraries can store a maximum of 280 gigabyte of data.

Quantum ESP500, ESP3000 and ESP5000 Solid State Disks
	Quantum ESP500/3000/5000. Solid state disks (SSDs) significantly improve the execution speed of applications such as imaging, multimedia, video-on-demand, on-line transaction processing, material requirements planning and scientific modeling. In product development environments the products can substantially shorten time-to-market. Quantum's SSDs fit any standard 3.5- or 5.25-inch storage slot and are used like magnetic disks, however, they achieve near-instantaneous access times by eliminating the latency associated with disk rotation and head seek. The Quantum ESP500 SSDs began mass production in September 1993, and the Quantum ESP3000/5000 products were available in volume in June 1995. These SSDs were acquired as part of the Digital acquisition.

Quantum QCard (trademark) Flash Memory Cards
	Quantum QCard 1/2/4. These products are PCMCIA memory cards offered in unformatted storage capacities of 1 megabyte, 2 megabyte and 4 megabyte. The cards, which use non-volatile, solid-state technology, provide convenient mass storage or extended memory capabilities to mobile computer users.


Product Development

Quantum operates in an industry characterized by rapid technological change and shortening product life cycles. As a result, the Company's future is dependent on its ability to develop new products, successfully introduce these products to the market and ramp production to meet customer demands. Accordingly, the Company is committed to the timely development of new products and the continuing evaluation of new technologies. For the three fiscal years ended March 31, 1995, 1994 and 1993, the Company's research and development expenses were $169.3 million, $89.8 million and $63.0 million, respectively. The increase in research and development expenses for the year ended March 31, 1995, is primarily related to the acquired Businesses and reflects spending for both the vertically integrated heads business and the additional high capacity products which tend to be research and development intensive.

The Company is currently concentrating its product development efforts on broadening the existing disk and tape drive product lines through the introduction of new product generations to mitigate the short product life cycles. In addition, the Company designs and manufactures other mass storage related technologies, including solid state memory devices, magnetic recording head products and tape media. The Company expects that sales from new products, including those products acquired from Digital, will account for a significant portion of fiscal 1996 revenue and will continue to replace sales from current products. Accordingly, failure of the Company to successfully develop and manufacture new products and manage the transition of customers to these products would adversely affect the Company's results of operations.

Manufacturing

The Company believes that its unique manufacturing strategy is a key to its success. For production of its high-volume products, Quantum relies on Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), of Japan. MKE is a substantial manufacturer of hard disk drives and other electronic components and is a majority-owned subsidiary (57.3%) of Matsushita Electric Industries Company, Ltd., of Japan. MKE produces hard disk drives for Quantum in Japan, Singapore and Ireland. MKE's state-of-the-art manufacturing process is highly automated, employing integrated computer networks and advanced control systems. During fiscal 1995, approximately 80% of the Company's sales were derived from products manufactured by MKE, a decline from 90% of fiscal 1994 sales. The decline in MKE products as a percentage of sales is a result of the increase in consolidated sales due to the products acquired from Digital and Quantum's manufacturing of those products. Quantum uses its own state-of-the-art manufacturing facility at its headquarters site in California and at an acquired site in Colorado to manufacture its higher capacity, more technically complex products. In the acquisition Quantum acquired manufacturing plants in Malaysia and Indonesia, where a significant portion of the disk drive and head assembly manufacturing, respectively, will eventually take place. Quantum's product design efforts are integrated with the design of the manufacturing process, enabling the Company to rapidly achieve high-volume, high-quality production to meet customer requirements.

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

The Company and MKE have had a continuous relationship since 1984. The Company's master agreement with MKE, which covers the general terms of the business relationship, was renegotiated during fiscal 1993 for a period of five years. The current agreement between the Company and MKE gives MKE the exclusive worldwide right to manufacture, and the Company the exclusive worldwide right to design and market, certain products as agreed between the companies. The Company provides MKE with forecasts of its requirements and places purchase orders approximately three months prior to delivery. The Company has only a limited right to modify these purchase orders. The Company's transactions with MKE are denominated in U.S. dollars with prices for product purchases negotiated periodically, generally on a semiannual basis. Thus, fluctuations in the exchange rate have no material short term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices.

In conjunction with the acquisition of the thin film heads business from Digital, the Company assumed Digital's relationship with Lafe Computer Magnetics Ltd. ("Lafe") of China and is in the process of negotiating a manufacturing agreement. In the event Lafe is unable to supply manufacturing services the Company could experience an interruption in business. The Company's transactions with Lafe are denominated in U.S. dollars, therefore, fluctuations in the exchange rate have no material short term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices.

The Company's current product manufacturing relies on thin film head technology. Magnetoresistive ("MR") recording head technology is expected to be the next generation of technology after thin film heads and the Company is investing in the development of MR head technology through its purchase of the interest in QPC. There can be no assurance as to the timing of the transition from thin film heads to MR recording heads.

Sales and Marketing

The Company markets its products directly to major OEMs and distributors through its worldwide sales force. Sales to major customers, as a percentage of consolidated sales, for the fiscal years ended 1995, 1994 and 1993 were as follows:
                             1995        1994       1993

Compaq Computer, Inc.        16%         10%          *
Apple Computer, Inc.         12%         22%        20%


* sales represented less than 10% of consolidated sales for the period

In conjunction with the acquisition, the Company and Digital signed a multi-year supply agreement providing the Company a substantial percentage of Digital's internal hard disk drive requirements for its Storageworks subsystems and core computer systems businesses. Although sales to Digital for fiscal 1995 represented less than 10% of consolidated sales, Digital represented 14% of sales during the second half of fiscal 1995, as a result of the supply agreement. There can be no assurance that Digital's future requirements for hard disk products will increase or remain at the current levels. The Company has no other long term supply commitments with these customers. Any significant decrease in sales to these customers, or the loss of one or all of these customers, could have a material adverse effect on the Company's results of operations.

Quantum maintains a European regional headquarters in Neuchatel, Switzerland, an Asia-Pacific regional headquarters in Singapore, a Japanese headquarters in Tokyo and sales offices throughout the world. International sales, which include sales to foreign subsidiaries of United States companies, accounted for 53% of sales in both fiscal 1995 and 1994, and 48% of sales in fiscal 1993. See also Note 12 in the Notes to Consolidated Financial Statements.

Warranty and Service

Quantum generally warrants its products against defects in design, materials and workmanship for one to five years. The Company believes its accrual for warranty liability is adequate. The Company maintains in-house service facilities for refurbishment or repair of its products in Milpitas, California, Colorado Springs, Colorado and Penang, Malaysia. In fiscal 1995 the Company established the worldwide repair facility in Penang, Malaysia and closed the Frankfurt, Germany facility.

Backlog

The Company's six-month order backlog at May 8, 1995, was approximately $820 million compared to approximately $574 million at May 2, 1994. Backlog increased year-to-year as a result of increased customer demand, primarily for the Company's new products. Backlog includes only firm orders for which the customers have released a specific purchase order and specified a delivery schedule.

Lead time for the release of purchase orders depends upon the scheduling practices of the individual customer, and the rate of new order bookings varies from month to month. For this reason, and the possibility of customer changes in delivery schedules or cancellations of orders, Quantum's backlog as of any particular date may not be representative of actual sales for any succeeding period. In addition, it has been the Company's practice to permit customers to increase or decrease (including canceling) orders for products with relatively short notice to the Company. The Company believes that this practice enables customers to improve the management of their inventory, minimizes the Company's exposure to disputed accounts receivable and improves the Company's relationships with customers.

Competition

Competition in the hard disk drive industry is intense and is based principally on time to market, product availability, reliability, performance, product capacity and price. The Company believes that it competes favorably in these areas although certain of its competitors have greater financial, marketing and technological resources.

Quantum faces intense direct competition for its 3.5-inch products from companies such as Conner Peripherals, Maxtor, Seagate Technology and Western Digital. The Company expects continued strong competition in the 3.5-inch form factor in all ranges of capacity and performance. In the 2.5-inch hard disk drive market, the Company competes primarily with Conner Peripherals, JVC, Maxtor, Seagate Technology, Toshiba and Western Digital. The Company also competes indirectly with disk drive divisions of large computer manufacturers such as Hewlett-Packard and IBM. These companies also have a presence in the OEM market. Should other major OEMs develop internal disk drive manufacturing capabilities, the demand for the Company's products would be reduced.

The Company also competes with companies offering products based on alternative data storage and retrieval technologies. The Company competes with Exabyte Corporation in the tape drive and media market. Quantum currently does not market thin film or MR heads to outside companies. Technological advances in magnetic, optical or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's products, which could adversely affect the Company's results of operations.

Patents and Licenses

Quantum has been granted and/or owns by assignment 332 United States patents, including patents originally issued to its former subsidiary Plus Development Corporation, and patents originally issued to Digital Equipment Corporation. As a general rule, these patents have 17-year terms from the date of issuance. Quantum also has certain foreign patents and applications relative to certain of the products and technologies. Although Quantum believes that its patents and applications have significant value, the rapidly changing technology of the computer industry makes Quantum's future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent protection. See also "Legal Proceedings."

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

Quantum also has a patent cross-licensing agreement with Hewlett-Packard that commenced on September 21, 1993, and runs until expiration of the last of the licensed Hewlett-Packard patents (including patents issued and issuing on patent applications which are filed during the five-year period which began on September 22, 1993). This agreement enables Quantum to use certain patents owned by Hewlett-Packard, and it enables Hewlett-Packard to use certain patents owned by Quantum.

Quantum has also entered into limited patent cross-license and license agreements with Integral Peripherals, Inc., and Syquest Technology.

Employees

At March 31, 1995, the Company employed 7,265 persons. In the advanced electronics industry, competition for highly skilled employees is intense. Quantum believes that a great part of its future success will depend on its continued ability to attract and retain qualified employees. None of the Company's employees are represented by a trade union, and the Company has experienced no work stoppage. Quantum believes that its employee relations are favorable.

Item 2.
Properties

During fiscal 1992, the Company moved its Corporate headquarters and manufacturing operations to a new 37-acre leased campus complex in Milpitas,
California which currently includes five buildings.   During fiscal 1995, the
Company completed the construction of a new repair facility in Malaysia and as part of the asset acquisition from Digital, the Company acquired two buildings and the associated 180-acre parcel of land in Shrewsbury, Massachusetts, as well as manufacturing plants in Malaysia and Indonesia. The Shrewsbury facilities are currently utilized for research and development activities, as well as the production of recording heads. The plants in Malaysia and Indonesia will eventually manufacture a significant portion of the disk drive and head assemblies, respectively. Currently all of the Company's facilities are fully utilized. Additionally, the Company leases office and warehouse space and repair and manufacturing facilities throughout the world, typically on a short-term basis. The Company believes that its configuration and warehouse facilities are adequate to support customer requirements during fiscal 1996. The aggregate lease payments for all facilities in fiscal year 1995 were approximately $18.8 million.


Item 3.
Legal Proceedings

On February 26, 1993, Quantum commenced a declaratory judgment lawsuit against Rodime PLC of Glasgow, Scotland, in the U.S. District Court for the District of Minnesota. Minnesota is the site of Rodime's only U.S. office. Rodime has counterclaimed by asserting that certain Quantum 3.5-inch hard disk drive products infringe its U.S. Patent No. 4,638,383 and is seeking royalty payments under that patent. That patent purports to cover hard disk drives using 3.5-inch disks and specifies an architecture including attributes such as a head positioning mechanism consisting of a rotary actuator moved by an open loop stepper motor. Quantum's complaint alleges that the Rodime patent is invalid and unenforceable, and that it has not been infringed by Quantum. On April 11, 1994, the United States District Court entered a summary judgment in Quantum's favor, ruling that claims 4, 6, 7, 9, 14 and 19-27 of the Rodime patent are invalid because they were impermissibly broadened during earlier patent reexamination proceedings conducted by the U.S. Patent and Trademark Office. On November 8, 1994, Rodime's appeal was argued before the United States Court of Appeals for the Federal Circuit. Quantum is awaiting the appellate court's decision. Quantum believes that this ruling, if upheld on appeal, is fully dispositive of its dispute with Rodime. Due to the inherent uncertainties of litigation, there can be no assurance that such ruling will be affirmed.

In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations or liquidity of the Company.


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

Fiscal 1995                                            High        Low
Fourth quarter ended March 31, 1995                    15 13/16    13 7/8
Third quarter ended January 1, 1995                    16 3/4      13 7/8
Second quarter ended October 2, 1994                   17 5/8      12 13/16
First quarter ended July 3, 1994                       18 3/16     11 3/4

Fiscal 1994                                            High        Low
Fourth quarter ended March 31, 1994                    19 1/4      14 1/8
Third quarter ended January 2, 1994                    14 3/4      9 7/8
Second quarter ended October 3, 1993                   13 1/2      9 1/2
First quarter ended July 4, 1993                       14 1/2      10 1/2

Historically, the Company has not paid cash dividends on its common stock and the Company's debt agreement currently prohibits the Company from paying dividends while the debt is outstanding.

As of May 1, 1995, there were approximately 2,036 shareholders of record of the Company.

Item 6.

Selected Consolidated Financial Data
(In thousands except per                         Year Ended March 31,(ii)
share amounts, number of
employees and ratios)
                        1995(i)        1994        1993        1992       1991
Sales                $3,367,984  $2,131,054  $1,697,240  $1,127,733  $ 877,733
Net income           $   81,591  $    2,674  $   93,811  $   46,845  $  73,881
Net income per share
  Primary            $     1.72  $      .06  $     2.05  $     1.05  $    1.69
  Fully diluted      $     1.52  $      .06  $     1.77  $     1.04  $    1.68
Total assets         $1,481,028  $  997,438  $  926,633  $  550,864  $ 489,420
Total long-term debt $  327,500  $  212,500  $  212,500           -          -
Shareholders' equity
  per share          $    11.04  $     9.22  $     9.19  $     7.19  $    6.09
Number of employees       7,265       2,984       2,455       1,752      1,445
Sales per average number
  of employees       $      763  $      772  $      778  $      713  $     706
Ratio of earnings to
  fixed charges             6.0         1.2         9.6         8.1       19.1

(i) On October 3, 1994, Quantum acquired portions of Digital. The acquisition is not reflected in the financial statements prior to fiscal 1995, thus the results for fiscal 1995 are not comparable to the results prior to fiscal 1995. See Note 13 in Notes to Consolidated Financial Statements.

(ii)  No cash dividends were paid for the years presented.

Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Pursuant to a Stock and Asset Purchase Agreement (the "Agreement") dated July 18, 1994, between Digital Equipment Corporation ("Digital") and Quantum, Digital agreed to sell to Quantum, effective October 3, 1994, tangible assets consisting principally of inventory, property, plant and equipment, and certain contract rights and intellectual property of the Disks, Heads and Tapes Business (the "Business") of the Storage Unit of Digital in exchange for consideration totaling $350.5 million. Included in the sales were Digital's interest in Digital Equipment Storage Products (Malaysia) Sdn. Bhd. and its 81% interest in Rocky Mountain Magnetics, Inc.("RMMI") (See Note 13 in Notes to Consolidated Financial Statements). Subsequently, RMMI's name was changed to Quantum Peripherals Colorado, Inc. ("QPC"). The Business acquired was involved in the design, manufacture and marketing of computer disk drive, tape drive, tape media, solid state memory device and magnetic recording head products and optical storage devices and related technology other than CD-ROM.

Quantum's results of operations for fiscal 1995 reflect a significant increase in sales over the prior fiscal year. Sales for the year ended March 31, 1995 grew 58%, to $3.4 billion, compared to sales of $2.1 billion recorded in fiscal 1994. This increase in sales is attributable to the newly acquired products as well as increased unit shipments of existing Quantum products, offset by a decline in average unit sales prices. Unit shipments for fiscal 1995 increased 50% compared to fiscal 1994 as a result of the expansion of product line offerings, including the acquired products. Historically, a limited number of the 3.5-inch disk drive products have contributed the majority of the consolidated sales for the Company. The Company anticipates that this trend will continue in the future.

Quantum's results of operations for fiscal 1994 reflected a significant increase in sales over the prior fiscal year. Sales for the year ended March 31, 1994 grew 26%, to $2.1 billion, compared to sales of $1.7 billion recorded in fiscal 1993. This increase in sales was the result of an increase in unit shipments offset by a significant decline in average unit sales prices. On a proforma basis, Quantum's sales for fiscal 1994 would have been $3.0 billion had the Digital acquisition occurred at the beginning of fiscal 1994.

The Company continues to focus on meeting the needs of major OEM customers. Sales to the top five OEM customers represented 46% of sales for fiscal 1995, compared to 47% and 45% for fiscal 1994 and 1993, respectively. Sales to Apple Computer, Inc. were $404 million or 12%, of consolidated sales in fiscal 1995, compared to $458 million or 22% of sales in fiscal 1994 and $333 million or 20% of sales in fiscal 1993. Sales to Compaq Computer, Inc. were $536 million or 16%, of consolidated sales in fiscal 1995, compared to $220 million or 10%, of sales in fiscal 1994 and were less than 10% in fiscal 1993.

Although sales to Digital for fiscal 1995 were less than 10% of consolidated sales, sales to Digital for the second half of the year were 14% of sales. In conjunction with the acquisition, the Company and Digital signed a multi-year supply agreement providing the Company a substantial percentage of Digital's internal hard disk drive requirements for its Storageworks subsystems and core computer systems businesses. There can be no assurance that Digital's future requirements for hard disk products will increase or remain at the current levels. Any significant decrease in sales to a major customer or the loss of a major customer could have a material adverse effect on the Company's results of operations.

Sales to the distribution channel were 25% of consolidated sales or $856 million for fiscal 1995, compared to 20%, or $428 million for fiscal 1994 and 33% or $568 million for fiscal 1993. Sales increased in the distribution channel during fiscal 1995 due to the increase in available inventory supply and demand for the acquired products.

Gross margin increased to 17% for fiscal 1995, compared to 11% and 19% for fiscal 1994 and 1993. The increase in gross margin in fiscal 1995 is attributable to the transition to the newer and more cost efficient products, which began in the second half of fiscal 1994. These product transitions, along with stabilizing industry conditions, contributed to an increase in gross margin during the latter part of fiscal 1994 and during fiscal 1995.
The decrease in gross margin during fiscal 1994 was attributable to intense pricing pressures in both the distribution and OEM sales channels resulting primarily from an industry-wide oversupply of disk drives, particularly during the second quarter.

The Company is currently transitioning customers to newer, higher gross margin products across the desktop and high-end portions of its business. These transitions have not occurred as rapidly as the Company anticipated because of component shortages and qualification delays, which negatively impacted the Company's revenue and gross margin in its first fiscal quarter. It is anticipated that the results of operations for the first quarter, when reported, will be below those of the March quarter in both revenue and profitability. In the future, gross margin may be affected by pricing and other competitive conditions, as well as the Company's ability to integrate the Digital businesses including phasing out the older, lower gross margin product lines and transitioning the manufacturing of its high-end disk drive products to its lower-cost facility.

Over the past ten years, Quantum has established a strong business relationship with Matsushita Kotobuki Electronics Industries, Ltd. ("MKE") of Japan. This relationship has been built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise. The Company's master agreement with MKE, which covers the general terms of the business relationship, was renegotiated during fiscal 1993 for a period of five years. During fiscal 1995, approximately 80% of the Company's sales were derived from products manufactured by MKE, a decline from 90% of fiscal 1994 sales. The decline in MKE products as a percentage of sales is a result of the increase in consolidated sales due to the products acquired from Digital and Quantum's manufacturing of those products. There can be no assurance that the increase in Quantum manufactured products will not adversely influence the gross margin rate. In the event MKE is unable to supply such products or increases its prices for manufacturing services, the Company's results of operations would be adversely affected. The Company's transactions with MKE are denominated in U.S. dollars with prices for product purchases negotiated periodically, usually on a semiannual basis. Thus, fluctuations in the exchange rate have no material short-term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices.

During fiscal 1995, the Company invested $169 million, or 5.0% of sales, in research and development, compared to $90 million, or 4.2% of sales, in fiscal 1994 and $63 million, or 3.7% of sales, in fiscal 1993. The increase in fiscal 1995 is due primarily to the acquired Businesses and reflects spending for both the vertically integrated heads business and the additional high capacity disk drive products, which tend to be more research and development intensive. The increase from fiscal 1993 to fiscal 1994 reflect the increased headcount and higher expenses related to preproduction activity for an increased number of new products. With the acquisition of the acquired Businesses the Company expects a continued higher level of expenditures for research and development and that research and development expenses will represent a higher percentage of sales on an ongoing basis. The hard disk drive industry is subject to rapid technological advances and the future success of the Company is dependent upon continued development and timely introduction of new products and technologies.

Sales and marketing expenses in fiscal 1995 were $108 million, or 3.2% of sales, compared to $74 million, or 3.5% of sales, in fiscal 1994 and $77 million, or 4.5% of sales, in fiscal 1993. The increase in absolute dollar expenditures during fiscal 1995 is related to the Digital acquisition and the costs associated with supporting the higher sales volume and the expanded Company infrastructure. Sales and marketing expenses as a percentage of sales
declined in fiscal 1995 due to the increase in consolidated sales.   The
decrease in sales and marketing expenses from fiscal 1993 to fiscal 1994 was attributable to lower co-op marketing and channel development expenses as a result of a decline in sales to the distribution channel. These decreases were partially offset by costs associated with supporting the higher OEM sales volume and expanding the Company's international infrastructure. The Company anticipates a continued higher level of absolute dollar spending for sales and marketing related to the Digital acquisition, with expenditures as a percentage of sales remaining relatively consistent.

General and administrative expenses in fiscal 1995 were $52 million, or 1.5% of sales, compared to $42 million, or 2.0% of sales, in fiscal 1994, and $34 million, or 2.0% of sales, in fiscal 1993. The absolute dollar increase in general and administrative expenses between fiscal 1994 and fiscal 1995 is primarily related to the acquired Businesses and the infrastructure required to maintain those businesses. The absolute dollar increase in general and administrative expenses between fiscal 1993 and 1994 reflects the increased costs necessary to support the Company's international growth, including the establishment of European and Asia-Pacific regional headquarters operations in Switzerland and Singapore during fiscal 1993. Fiscal 1994 was the first full year of operations at these regional headquarters. The Company expects a continued higher level of general and administrative absolute dollar spending as a result of the Digital acquisition, with expenditures as a percentage of sales remaining relatively consistent.

As a result of the acquisition of the acquired Businesses, the Company incurred a charge of $73 million, which included $68 million of purchased in-process research and development and $5 million in related merger costs. Merger costs are comprised of incremental integration costs incurred through January 1, 1995.

Included in the Company's fiscal 1994 results of operations are restructuring and non-recurring charges of $22.8 million, which were comprised of: the write-off of goodwill and certain inventory associated with its former subsidiary, Plus Development of $7.7 million; the Company's reduction in work force of $1.5 million; accelerated product transitions of $8.0 million; the consolidation of sales offices and other facilities of $5.1 million; and other charges of $0.5 million. Included in the charges for the consolidation of other facilities was the consolidation of repair facilities from three facilities worldwide into a single location in Malaysia. The Company had substantially completed the restructuring as of March 31, 1994.

Net interest and other income and expense for fiscal 1995 was $15.8 million net expense compared to $6.7 million net expense and $2.3 million net expense for fiscal 1994 and 1993, respectively. The increase in net expense in fiscal 1995 can be attributed to higher interest expense resulting from the acquisition financing and lower cash balances due to cash used for the acquisition. The increase in net expense in fiscal 1994 over 1993 is due mainly to lower interest income resulting from lower interest rates and lower cash balances.

The Company anticipates that the acquisition of the acquired Businesses will have a future affect on both operating and net income resulting from the amortization of intangibles, depreciation of the acquired fixed assets, and interest expense on the debt. As detailed in Note 13 in Notes to Consolidated Financial Statements, the purchase price has not been finalized, although all other aspects of recording the acquisition are final. While management believes it is contractually entitled to a reduction in purchase price of approximately $5 million, it is only through ongoing settlement discussions, and possibly arbitration, that any reduction will be realized. The timing of the resolution is not reasonably predictable. The Company estimates that charges for the amortization of intangibles and depreciation of the acquired fixed assets will approximate $55 million over the next three fiscal years. Interest expense on the debt will be dependent on the loan balance and interest rate (See Note 6 in Notes to Consolidated Financial Statements).

The effective tax rate for fiscal 1995, excluding the write-off of the purchased research and development, was 30% compared to 27% and 36% for the fiscal years 1994 and 1993, respectively. The impact of the purchased research and development write-off increases the tax rate for fiscal 1995 to 44%, as there is minimal tax benefit associated with the acquired technology that will be utilized offshore. A valuation allowance has been recorded to offset the deferred tax asset for the intangibles acquired from Digital, which will be amortized through fiscal 2010. The higher effective tax rate of 30% for 1995, excluding the write-off of the purchased research and development, as compared to 1994, is attributed primarily to the lower percentage benefit of foreign earnings taxed at less than the U.S. rate.

The Company recorded net income for fiscal 1995 of $81.6 million compared to net income of $2.7 million and $94 million for fiscal 1994 and 1993, respectively. The increase in net income from fiscal 1994 to fiscal 1995 is primarily a result of higher unit shipments and revenue in fiscal 1995 offset by acquisition related expenditures, and fiscal 1994 including a $22.8 million charge for expenses associated with certain non-recurring write-offs and restructuring of the Company. The decrease in net income from fiscal 1993 to fiscal 1994 is due to the reduced gross margin resulting from lower average sales prices combined with the $22.8 million restructuring charge.

During the period covered by the accompanying financial statements, the Company has used derivative financial instruments on a limited basis only (See
Note 2 in Notes to Consolidated Financial Statements). The recent acquisition of certain of Digital's offshore operations and the related debt financing utilized, as well as other transitions related to the acquisition, will necessitate reassessing whether further management of interest rate and foreign currency rate fluctuations via derivative instruments is warranted.

Quantum operates in an extremely competitive industry and its rapid growth has been the result of the Company's ability to identify customer needs and develop quality products to meet those requirements. The Company expects that sales from new products will continue to account for a majority of sales in 1996 and will replace sales of some current products. The Company's ability to produce new products economically and manage the transition of customers to these new products is essential for continued success. The hard disk drive industry is characterized by increasingly shorter product life cycles and is dependent on the strength of unit demand in the personal computer market. As a result, the industry tends to experience periods of excess product inventory and intense price competition. These and other factors may affect the Company's results of operations, and past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results of trends in future periods.

Liquidity and Capital Resources

At March 31, 1995, the Company had $188 million in cash and cash equivalents, compared to $330 million at March 31, 1994, which included short-term marketable securities. The decrease is due primarily to cash used for the Digital acquisition, as well as the increase in accounts receivable and investments in capital equipment.

On October 3, 1994, the Company purchased the acquired Businesses from Digital. The purchase was financed with cash, bank debt and a note to Digital for $70 million. The note to Digital was subsequently paid.

The bank debt consists of a three year $350 million senior credit facility structured as a $225 million revolving credit line and a $125 million term loan.
The revolving credit will be governed by a borrowing base of eligible accounts receivable and inventory, and the term loan amortizes in five equal semiannual installments commencing twelve months from closing. The borrowings, at the option of the Company, could have interest rates of either LIBOR plus a margin or a base rate. The facility is secured by all of the Company's domestic assets and 66% of the Company's ownership of certain of its foreign subsidiaries.

As of March 31, 1995, total bank debt was $165 million with a weighted average interest rate of approximately 7.9%. At March 31, 1995, the Company also had $212.5 million of subordinated debentures outstanding at an interest rate of 6 3/8%.

At this time, the Company expects to spend approximately $245 million for leasehold improvements, capital equipment and expansion of the Company's facilities during fiscal 1996. Over the next twelve months, the Company anticipates a significant amount of additional capital expenditures will be required to ramp the Asia manufacturing facilities and to support the recording heads business of the acquired Businesses. In conjunction with the Digital acquisition, the Company recorded an accrual for exit costs related to exiting facilities and operations acquired from Digital (See Note 13 in Notes to Consolidated Financial Statements). During fiscal 1995 cash outlays related to the exit activities were $1.8 million. The Company anticipates that cash outlays during fiscal 1996 for the exit activities will be approximately $23 million. The Company believes that its credit facilities, as well as anticipated future cash flows from operations, will be sufficient to meet all currently planned expenditures and sustain operations during the next fiscal year.

Item 8.
Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page

	Financial Statements:
	  Report of Ernst & Young LLP, Independent Auditors

	  Consolidated Statements of Income for each of the three years in the period ended March 31, 1995

	  Consolidated Balance Sheets at March 31, 1995 and 1994

	  Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1995

	  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
	    March 31, 1995

	  Notes to Consolidated Financial Statements

	Financial Statement Schedules:
	  Schedule II - Valuation and Qualifying Accounts


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9.
Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Report of Ernst & Young LLP, Independent Auditors



To the Board of Directors and Shareholders
Quantum Corporation

We have audited the accompanying consolidated balance sheets of Quantum Corporation as of March 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Palo Alto, California
April 28, 1995

CONSOLIDATED STATEMENTS OF INCOME


(In thousands except per share data)                   Year ended March 31,
                                               1995        1994        1993
Sales                                    $3,367,984  $2,131,054  $1,697,240
Cost of sales                             2,804,271   1,892,211   1,374,422
                                            563,713     238,843     322,818
Operating expenses:
  Research and development                  169,282      89,837      63,019
  Sales and marketing                       108,290      74,015      77,085
  General and administrative                 52,134      41,910      33,849
  Purchased research and development and
    in merger costs                          72,945           -           -
  Restructuring and non-recurring charges         -      22,753           -
                                            402,651     228,515     173,953

Income from operations                      161,062      10,328     148,865
Interest and other income                     7,258       8,217      12,077
Interest expense                            (23,015)    (14,882)    (14,363)
Income before income taxes                  145,305       3,663     146,579

Income tax provision                         63,714         989      52,768

Net income                               $   81,591    $  2,674   $  93,811

Net income per share:
  Primary                                $     1.72    $    .06   $    2.05
  Fully diluted                          $     1.52    $    .06   $    1.77

Common and common equivalent shares:
  Primary                                    47,319      44,967      45,728
  Fully diluted                              59,038      44,967      57,499


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS



(In thousands except share and per share data)           March 31    March 31
                                                             1995        1994
Assets
  Current assets:
    Cash and cash equivalents                          $  187,753  $  217,531
    Marketable securities                                       -     112,508
    Accounts receivable, net of allowance for
     doubtful accounts of $11,963 in 1995 and
      $9,391 in 1994                                      497,887     324,376
    Inventories                                           324,650     194,083
    Deferred taxes                                         44,054      32,821
    Other current assets                                   35,580      14,365
  Total current assets                                  1,089,924     895,684

  Property, plant and equipment, less
    accumulated depreciation                              280,099      85,874
  Purchased intangibles, net                               95,818       1,295
  Other assets                                             15,187      14,585

                                                       $1,481,028  $  997,438

Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable                                   $  355,117  $  267,189
    Accrued warranty expense                               57,001      55,617
    Accrued compensation                                   54,917      15,315
    Income taxes payable                                   17,566           -
    Accrued exit costs                                     32,213           -
    Short-term debt                                        50,000           -
    Other accrued liabilities                              77,227      35,545
  Total current liabilities                               644,041     373,666

  Subordinated debentures                                 212,500     212,500
  Long-term debt                                          115,000           -
  Commitments and contingencies (Notes 10 and 11)               -           -

  Shareholders' equity:
    Preferred stock, $.01 par value; authorized:
    4,000,000 shares; issued: none in 1995 and 1994             -           -
    Common stock, $.01 par value; authorized:
    150,000,000 shares; issued and outstanding:
    46,164,295 in 1995 and 44,603,808 in 1994                 461         446
    Capital in excess of par value                        140,693     124,084
    Retained earnings                                     368,333     286,742

  Total shareholders' equity                              509,487     411,272

                                                       $1,481,028  $  997,438


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                         Year ended March 31,
                                               1995        1994        1993
Cash flows from operating activities:
  Net income                             $   81,591  $    2,674  $   93,811
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operations:
      Depreciation and amortization          53,312      29,340      26,929
      Write-off of goodwill                       -       6,338           -
      Purchased research and development     67,184           -           -
      Changes in assets and liabilities:
        Accounts receivable                (173,511)    (57,382)    (72,644)
        Inventories                          16,085      29,079    (135,787)
        Accounts payable                     87,928      51,744      44,099
        Income taxes payable                 17,566     (19,026)      2,128
        Accrued warranty expense              1,384      13,207      12,843
        Other assets and liabilities          9,517      15,316      (1,470)

Net cash provided by (used in)
  operating activities                      161,056      71,290     (30,091)

Cash flows from investing activities:
  Purchases of marketable securities       (105,474)   (134,581)   (434,797)
  Proceeds from sales and maturities of
    marketable securities                   217,982     192,407     351,228
  Investment in property and
    equipment, net                         (128,170)    (38,372)    (36,055)
  Purchase of Digital Equipment's Data
    Storage Business                       (285,171)          -           -

Net cash provided by (used in)
  investing activities                     (300,833)     19,454    (119,624)

Cash flows from financing activities:
  Proceeds from revolving line of credit
     and term loan borrowings               220,500           -           -
  Principal payments on short term note     (70,000)          -           -
  Principal payments on revolving line      (55,500)          -           -
  Repurchase of common stock                      -     (17,479)    (19,868)
  Proceeds from issuance of common stock     14,999      22,428      10,095
  Net proceeds from issuance of
    convertible subordinated debentures           -           -     206,840

Net cash provided by financing activities   109,999       4,949     197,067

Increase (decrease) in cash and
  cash equivalents                          (29,778)     95,693      47,352

Cash and cash equivalents at beginning
  of year                                   217,531     121,838      74,486

Cash and cash equivalents at end of year  $ 187,753   $ 217,531   $ 121,838

Supplemental disclosure of cash flow
  information:
    Issuance of note for acquisition of
       Digital Equipment's Data Storage
       Business                          $   70,000           -           -
    Cash paid during the year for:
      Interest                           $   21,113   $  13,707   $   7,939
      Income taxes                       $   47,310   $  18,100   $  59,738

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                  Capital
                             Common Stock       in excess  Retained
(In thousands)               Shares  Amount  of par value  Earnings    Total

Balances at March 31, 1992   42,893    $429       $88,582  $219,378  $308,389

Shares repurchased in the
  open market                (1,500)    (15)       (5,211)  (14,642)  (19,868)
Shares repurchased from
  employees                     (29)      -          (104)     (358)     (462)
Shares issued under employee
  stock option plans          1,449      14         5,784         -     5,798
Shares issued under employee
  stock purchase plan           509       5         4,754         -     4,759
Tax benefits related to stock
  option plans                    -       -         5,811         -     5,811
Net income for year ended
  March 31, 1993                  -       -             -    93,811    93,811

Balances at March 31, 1993   43,322     433        99,616   298,189   398,238

Shares repurchased in the open
  market                     (1,500)    (15)       (3,494)  (13,970)  (17,479)
Shares repurchased from
  employees                     (11)      -           (63)     (151)     (214)
Shares issued under employee
  stock option plans          2,058      21        15,581         -    15,602
Shares issued under employee
  stock purchase plan           735       7         6,251         -     6,258
Tax benefits related to stock
  option plans and other          -       -         6,193         -     6,193
Net income for year ended
  March 31, 1994                  -       -             -     2,674     2,674

Balances at March 31, 1994   44,604     446       124,084   286,742   411,272

Shares issued under employee
  stock option plans, net       691       6         6,709         -     6,715
Shares issued under employee
  stock purchase plan           869       9         8,275         -     8,284
Tax benefits related to stock
  option plans                    -       -         1,625         -     1,625
Net income for year ended
  March 31, 1995                  -       -             -    81,591    81,591

Balances at March 31, 1995   46,164    $461      $140,693  $368,333  $509,487

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

Cash equivalents and marketable securities: Through March 31, 1994, cash equivalents and short-term marketable securities have been carried at amortized cost which approximated market. Effective April 1, 1994, the Company adopted Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of April 1, 1994 of adopting Statement 115 was immaterial. The Company has classified its entire investment portfolio as available-for-sale.

Available-for-sale securities are carried at fair value, with material unrealized gains and losses reported in shareholder's equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income along with interest earned. Realized gains or losses and declines in value judged to be other-than-temporary on available-for-sale securities are reported as investment income or investment expense. The cost of securities sold is based on the specific identification method.

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

The Company invests its excess cash in deposits with major banks and in money market and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal risk. The Company has not experienced any material losses on its investments. The Company, by Corporate policy, limits the amount of credit exposure to any one issuer and to any one type of investment.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, plant and equipment: Property, plant and equipment are stated at cost, with plant and equipment depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Amortization of leasehold improvements is computed over the useful life of the improvements or the terms of their respective leases, whichever is shorter. Land is not depreciated.

Purchased intangibles: Intangible assets were acquired primarily as a result of the Digital acquisition on October 3, 1994. Intangible assets include completed technology, workforce in place, a supply agreement and customer lists related to the Digital acquisition. Intangible assets also include goodwill resulting from the LaCie, Ltd. acquisition in November 1990. The assets are being amortized over their estimated useful lives, which range from three to ten years. The accumulated amortization at March 31, 1995 was $13.4 million.

Warranty expense: The Company generally warrants its products against defect for a period of one to five years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

Note 2: Financial instruments
Available-for-sale securities
                                                       Year Ended
                                                        March 31,
Cost (In thousands)	             1995
Corporate commercial paper and bank notes                $ 31,270
Certificates of deposit                                    85,000
U.S. Treasury securities and obligations
     of U.S. government agencies                            9,995
Other                                                         149
Total included in cash and cash equivalents              $126,414

The gross unrealized gains and gross unrealized losses at March 31, 1995 were immaterial to the Company and therefore, no amount was recorded to shareholders' equity. Proceeds from sales of available-for-sale securities during fiscal 1995 were $6.2 million and gross realized gains and gross realized losses were immaterial. At March 31, 1995, the average available-for-sale portfolio duration was approximately 30 days and no individual security had a maturity which exceeded 90 days.

Derivative financial instruments

During the period covered by the financial statements, the Company has not used any derivative instrument for trading purposes.

The Company invests its excess cash in various interest bearing instruments and also has various borrowings which bear interest. During the period covered by the financial statements, the Company has not used derivative instruments to manage interest rate fluctuations.

Although the majority of the Company's transactions are denominated in U.S. dollars, its global operations have resulted in some foreign currency exchange rate fluctuation exposure. The Company utilizes foreign currency forward exchange contracts to minimize the effects of exchange rate fluctuations arising from certain intercompany receivable/payable transactions. The gains and losses from market rate changes on these contracts, which are intended to offset the gains and losses on the underlying recorded receivables/payables, are recorded currently in the statement of income. During the period covered by the financial statements, the Company has not utilized derivative instruments to manage either foreign currency firm commitments or foreign currency anticipated transactions.

At March 31, 1995, the Company held foreign currency forward contracts with maturities between April 7, 1995 and July 7, 1995 to sell 2.5 billion yen for $26.2 million. The fair value of the yen underlying these instruments at March 31, 1995 totaled $28.9 million. At March 31, 1994, the Company held foreign currency forward contracts to sell 2.7 billion yen for $25.3 million. The fair value of the yen underlying these instruments at March 31, 1994 totaled $26.3 million.

Carrying amount and fair values of financial instruments
                                                       Year ended March 31,
(In millions)                               1995                       1994
                                      --------------         --------------
                                    Carrying    Fair       Carrying    Fair
                                      amount   value         amount   value
Cash equivalents and
   marketable securities              $187.8  $187.8        $330.0  $330.0
Foreign currency contracts            $ (2.7) $ (2.7)       $ (1.0) $ (1.0)
Borrowings:
  Subordinated debentures             $212.5  $207.2        $212.5  $219.0
  Revolving credit agreement          $ 40.0  $ 40.0             -       -
  Term loan                           $125.0  $125.0             -       -


The fair values for cash equivalents and marketable securities represent the quoted market prices at the balance sheet dates. The fair values for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying yen at the balance sheet dates. Fair value for the subordinated debentures are based on the quoted market price at the balance sheet dates. Fair values for the revolving credit agreement and term loan approximate the carrying amounts since interest rates on these borrowings are adjusted periodically to reflect market interest rates.

Note 3: Inventories
Inventories consisted of:
(In thousands)                                           Year ended March 31,
                                                             1995        1994
Materials and purchased parts                           $ 116,732    $ 27,841
Work in process                                            42,091      14,729
Finished goods                                            165,827     151,513
                                                         $324,650    $194,083


Note 4: Property, plant and equipment
Property, plant and equipment consisted of:
(In thousands)                                          Year ended March 31,
                                                            1995        1994
Machinery and equipment                                $ 241,926    $ 81,800
Furniture and fixtures                                    43,347      32,329
Buildings and leasehold improvements                     107,433      44,546
Land                                                       7,224           -
                                                         399,930     158,675
Less accumulated depreciation and amortization          (119,831)    (72,801)
                                                       $ 280,099    $ 85,874

Note 5: Credit agreements
The Company has a secured credit agreement expiring in August 1995, with certain banks totaling $85 million for the issuance of standby letters of credit. The Company has pledged as collateral cash of $85 million related to this agreement.
The Company entered into this secured credit agreement in exchange for a lower interest rate. At each anniversary of renewal of the credit agreement, the Company has the option of removing the cash restriction by agreeing to pay a higher interest rate. This agreement requires the Company to maintain a specific financial covenant relating to tangible net worth and as of March 31, 1995, the Company was in compliance with this covenant.

Note 6: Long-term debt
In October 1994, the Company entered into a three year $350 million senior credit facility structured as a $225 million revolving credit line and a $125 million term loan. The revolving credit is governed by a borrowing base of eligible accounts receivable and inventory, and the term loan amortizes in five equal semiannual installments commencing October 1995. The borrowings, at the ongoing option of the Company bear interest at either LIBOR plus a margin or a base rate with option periods of one to six months. The facility is secured by all the Company's domestic assets and 66% of the Company's ownership of certain of its subsidiaries.

As of March 31, 1995, total bank debt was $165 million with a weighted average interest rate of approximately 7.9%. The maximum amount outstanding during the year was $220.5 million and the average amount outstanding since October 3, 1994 was $192.0 million. The total weighted average interest rate for the year ended March 31, 1995 was approximately 8.0%. Fair value for the bank debt approximates cost, as interest rates on these borrowings are adjusted periodically to reflect market interest rates. At March 31, 1995, the Company was in compliance with all covenants, which include but are not limited to the following ratios: fixed charge coverage ratio, debt service coverage ratio and quick ratio. The Company's debt agreement currently prohibits the Company from paying dividends while the debt is outstanding.

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


Note 7: Shareholders' equity
1993 Long-Term Incentive Plan: The Company has a Long-Term Incentive Plan which provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards. The plan has available and reserved for issuance 3.7 million shares and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 1995 were 606,000 shares. To date only stock options have been granted under this plan and at fair market value on the date of grant; accordingly, no compensation accounting has been required.

A summary of transactions relating to the 1993 Long-Term Incentive Plan follows:

                                                        Year ended March 31,
                                               1995                     1994
(In thousands)               Options          Price    Options         Price
Outstanding beginning of
  period                       1,012  $ 9.875-15.50          -             -
Granted                        2,294  $12.875-14.25      1,045  $9.875-15.50
Canceled                        (158) $ 9.875-15.50         (3) $      9.875
Exercised	(62) $9.875-12.875        (30) $      9.875
Outstanding end of period      3,086  $ 9.875-15.50      1,012  $9.875-15.50

Exercisable end of period        764                       170


Stock Option Plans: The Company has Stock Option Plans (the "Plans") under which an aggregate of 5.7 million shares of common stock have been reserved for future issuance. Options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value, and expire ten years from the date of grant; accordingly no compensation accounting has been required. Options generally vest ratably over one to four years. At March 31, 1995, options with respect to 750,000 shares were available for grant.

A summary of transactions relating to the Plans' outstanding stock options follows:

                                                        Year ended March 31,
                                               1995                     1994
(In thousands)               Options          Price    Options         Price
Outstanding beginning of
  period                       5,914   $  .82-16.00      6,985  $  .82-16.00
Granted                           38   $    15.6875      1,637  $ 9.50-12.00
Canceled                        (353)  $ 8.50-12.50       (680) $ 2.22-13.75
Exercised                       (633)  $ 2.00-13.75     (2,028) $  .82-13.75
Outstanding end of period      4,966   $  .82-16.00      5,914  $  .82-16.00

Exercisable end of period      2,934                     1,887

Stock Purchase Plan: The Company has an employee stock purchase plan (the "Purchase Plan") under which 6.3 million shares of common stock have been reserved for issuance. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. The plan allows for the purchase of stock at 85% of the fair market value at the date of grant or the exercise date, whichever is less.

During fiscal 1995, 1994 and 1993, 869,000, 735,000 and 509,000 shares, respectively, were issued under this plan.

Shareholder Rights Plan: The Company has a shareholder rights plan (the "Rights Plan") which provides existing shareholders with the right to purchase 1/100 preferred share for each common share held in the event of certain changes in the Company's ownership. The Rights Plan may serve as a deterrent to takeover tactics which are not in the best interests of shareholders.

Note 8: Restructuring and non-recurring expenses
During fiscal 1994, the Company recorded $22.8 million in restructuring and non-recurring charges to operations. The charge was comprised of the following components:
(In Millions)
	Write-off of Plus Development goodwill and certain
	   Plus Development inventory                      $ 7.7
	Reduction in force                                   1.5
	Accelerated product transitions                      8.0
	Consolidation of sales offices and other facilities  5.1
	Other                                                0.5
	Total                                              $22.8

At March 31, 1994, all of the activities contemplated in the $22.8 million of restructuring and non-recurring charges had been completed and no material amount of the accrual remained.

Note 9: Income taxes
The income tax provision computed under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," consists of the following:

(In thousands)                                         Year ended March 31,
                                               1995        1994        1993


Federal:  Current                          $ 31,896    $(10,396)   $ 48,637
          Deferred                             (751)      4,805     (12,725)
                                             31,145      (5,591)     35,912

State:    Current                            19,386       3,965      11,066
          Deferred                           (5,571)     (3,219)     (2,255)
                                             13,815         746       8,811

Foreign:  Current                            23,528       1,244       7,915
          Deferred                           (4,774)      4,590         130
                                             18,754       5,834       8,045

Income tax provision                       $ 63,714     $   989    $ 52,768

The tax benefits associated with nonqualified stock options, disqualifying dispositions of stock options and employee stock purchase plan shares reduce taxes currently payable as shown above by $1.6 million, $5.4 million and $5.8 million in fiscal 1995, 1994 and 1993, respectively. Such benefits are credited to capital in excess of par value when realized.


The Company's income tax provision differs from the amount computed by applying the Federal statutory rates of 35% for 1995 and 1994 and 34% for 1993 to income before income taxes as follows:

(In thousands)                                         Year ended March 31,
                                               1995        1994        1993

Tax at federal statutory rate          $     50,857    $  1,282   $  49,837
State income tax, net of
  federal benefit                             8,980         485       5,815
Amortization and write-off of goodwill           68       2,386         299
Foreign earnings taxed at less than
  U.S. rates                                 (9,447)     (3,007)       (517)
Valuation allowance for deferred tax
  assets                                     13,286           -           -
Other individually immaterial items             (30)       (157)     (2,666)

                                        $    63,714    $    989   $  52,768

Effective tax rate                              44%         27%         36%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

(In thousands)                                          Year ended March 31,
                                                            1995        1994

Deferred tax assets
  Inventory valuation methods                           $ 30,009    $ 18,221
  Accrued warranty expense                                10,514      13,627
  Allowance for doubtful accounts                          4,163       3,218
  Distribution reserves                                    5,439       1,402
  Capital equipment reserve                                  130         136
  Depreciation and amortization methods                   24,035       4,730
  Other accruals and reserves not currently
    deductible for tax purposes                            5,868       3,318
  Federal and state valuation allowance                  (16,347)          -
Deferred tax liabilities                                  63,811      44,652
  Tax on unremitted foreign earnings
    net of foreign tax credits and
    foreign deferred taxes                               (12,836)     (8,454)
  Other                                                   (6,921)     (3,240)

                                                        $ 44,054    $ 32,958



For financial reporting purposes a valuation allowance of $16.3 million has been recorded to offset the deferred tax asset related to certain intangibles acquired from Digital.

Pretax income from foreign operations was $113.6 million, $49.2 million and
	$14.8 million for the years ended March 31, 1995, 1994 and 1993, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $99.6 million, which are considered to be permanently reinvested. The residual U.S. tax liability if such amounts were remitted would be approximately $25.0 million.

Note 10: Litigation
On February 26, 1993, Quantum commenced a declaratory judgment lawsuit against Rodime PLC of Glasgow, Scotland, in the U.S. District Court for the District of Minnesota. Minnesota is the site of Rodime's only U.S. office. Rodime has counterclaimed by asserting that certain Quantum 3.5-inch hard disk drive products infringe its U.S. Patent No. 4,638,383 and is seeking royalty payments under that patent. That patent purports to cover hard disk drives using 3.5-inch disks and specifies an architecture including attributes such as a head positioning mechanism consisting of a rotary actuator moved by an open loop stepper motor. Quantum's complaint alleges that the Rodime patent is invalid and unenforceable, and that it has not been infringed by Quantum. On April 11, 1994, the United States District Court entered a summary judgment in Quantum's favor, ruling that claims 4, 6, 7, 9, 14 and 19-27 of the Rodime patent are invalid because they were impermissibly broadened during earlier patent reexamination proceedings conducted by the U.S. Patent and Trademark Office. On November 8, 1994, Rodime's appeal was argued before the United States Court of Appeals for the Federal Circuit. Quantum is awaiting the appellate court's decision. Quantum believes that this ruling, if upheld on appeal, is fully dispositive of its dispute with Rodime. Due to the inherent uncertainties of litigation, there can be no assurance that such ruling will be affirmed. The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business.

In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations or liquidity of the Company.

Note 11: Commitments
The Company leases its present facilities under non-cancelable operating lease agreements for periods of up to fifteen years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes or insurance.

Rent expense was $18.8 million, $12.1 million and $8.3 million for the years ended March 31, 1995, 1994 and 1993, respectively.

Future minimum lease payments under operating leases are as follows:

Year ended March 31,                                          (In thousands)
1996                                                               $ 21,848
1997                                                                 19,101
1998                                                                 15,945
1999                                                                 15,050
2000                                                                 13,396
Thereafter                                                           75,521
Total future minimum lease payments                                $160,861

Note 12: Business segment and foreign operations
The Company is engaged in a single business segment consisting of the design, manufacture and marketing of hard disk drives based on Winchester technology. The Company is a leading supplier of small-form-factor hard disk drives for desktop personal computers, workstations and notebook computers, providing a broad range of 3.5-inch and 2.5-inch hard disk drives with capacities ranging from 256 megabytes to 4.3 gigabytes. The Company also manufactures solid state disks, tape drives and PCMCIA-based flash memory cards. The Company utilizes a third party to manufacture a substantial majority of the products it sells.

During fiscal 1994, the Company began operations in its European headquarters. Prior to fiscal 1994, export sales from domestic operations accounted for a significant portion of the Company's sales. Export sales for fiscal 1995 were less than 10% of consolidated sales. Following is a table that summarizes U.S. export sales to certain geographic areas for the prior two years ended March 31:

(In thousands)                                              1995        1994
Europe                                                  $140,000    $408,000
Asia-Pacific                                              59,000     322,000
Other                                                     21,000      91,000
                                                        $220,000    $821,000

Geographic information for fiscal 1995 and 1994 are presented in the tables below. Transfers between geographic areas are accounted for at amounts which are generally above cost and are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic location. Operating income (loss) by geographic area does not include an allocation of general corporate expenses.


Fiscal 1995                          Geographic Area
                                                Rest
(In millions)                U.S.    Europe  of World   Corp   Elims    Total

Revenue from unaffiliated
  customers                 $1,596   $1,663   $   109      -   $   -  $3,368
Transfers between geographic
  locations                    312       75         -      -    (387)      -
Total net sales             $1,908   $1,738   $   109      -   $(387) $3,368
Operating income (loss)     $   56   $  294   $    (3) $(186)      -  $  161
Identifiable assets         $  917   $  429   $   100  $  35       -  $1,481


Fiscal 1994                          Geographic Area
                                                Rest
(In millions)                U.S.    Europe  of World   Corp   Elims    Total

Revenue from unaffiliated
  customers                 $1,218   $  837   $   76       -   $   -   $2,131
Transfers between geographic
  locations                    261       77        -       -    (338)       -
Total net sales             $1,479   $  914   $   76       -    (338)  $2,131
Operating income (loss)     $    4   $  120   $   (4)  $(110)      -   $   10
Identifiable assets         $  666   $  252   $   53   $  26       -   $  997

Foreign operations prior to fiscal 1994 were not material.

One major customer accounted for 12%, 22% and 20% of consolidated sales in 1995, 1994 and 1993, respectively. In addition, another customer accounted for 16% and 10% of consolidated sales in 1995 and 1994, respectively, and less than 10% in 1993.

Note 13: Acquisition of businesses from Digital Equipment Corporation

On October 3, 1994, Quantum Corporation ("Quantum" or "the Company") acquired the Disks, Heads and Tapes Business of the Storage Business Unit of Digital Equipment Corporation ("the acquired Business"), in a transaction accounted for as a purchase. The operating results of the acquired Business from the date of the purchase through March 31, 1995 have been reflected in the Company's consolidated financial statements.

The contractual terms of the purchase contain certain purchase price adjustment provisions, which have not been finalized. While management believes it is contractually entitled to a reduction in the purchase price of approximately $5 million, it is only through ongoing settlement discussions, and possibly arbitration, that any reduction will be realized; and even then the timing is not reasonably predictable.

The Company has assumed the contractually stated purchase price of $350.5 million, in addition to the direct costs of the transaction incurred for investment banker and professional fees and other direct incremental transaction costs of $4.7 million.
Recap of purchase price allocation

(In Millions)
	Inventories                           $146.7
	Property and equipment                 104.3
	Intangible assets                      106.1
	Accrual for exit costs                 (34.9)
	Other assets/liabilities, net          (34.2)
	Purchased research and development      67.2
	                                     -------
	                                      $355.2
	                                     =======

Intangible assets include $79.5 million of completed technology and an aggregate of $26.6 million for workforce in place, a supply agreement and
customer lists.   Completed technology and workforce in place have been
assigned four year lives, while the customer base has been assigned a ten year life. The lives were assigned based on their estimated useful lives. The supply agreement has been assigned a life equal to the terms of the contractual agreement.

The accrual for exit costs includes only those direct costs related to exiting facilities and operations acquired from Digital and does not include any costs related to modifications of the previous Quantum business. As part of the acquisition completed in October 1994, the Company developed a plan regarding utilization and deployment of the assets and operations acquired from Digital. The plan primarily encompasses transitioning Colorado Springs disk drive manufacturing to Penang, Malaysia and shutting down the related operations in Colorado Springs. The transition is planned to commence in July 1995 and the expected closure date for Colorado Springs is March 1996. In addition, the Company plans to exit the QPC lease arrangement assumed in the Digital acquisition and relocate locally to a new Quantum facility in 1996. The Company expects to have substantially completed the plan regarding the utilization and deployment of the acquired Business' assets and operations by March 1996. Of the total exit accrual, approximately $25 million results in cash outlays.

The components of the exit activities are as follows:
(In Millions)

	Non-cancelable lease commitments after closure
	  and cost to "make new" as required by the
	  lease                                     $11.4
	Reduction in force                            7.7
	Retention bonuses                             4.5
	Write-off of capital assets resulting from
	  closures                                    9.3
	Other                                         2.0
	Total exit costs                            $34.9


Exit activities through March 31, 1995 have been nominal, representing severance payments resulting in cash outlays of $1.8 million and asset write-offs resulting in a $0.9 million reduction of the accrual. Substantially all of the exit accrual remains at March 31, 1995.

The $67.2 million allocated to purchased research and development was expensed immediately as required under generally accepted accounting principles.

The unaudited pro forma combined condensed results of operations of the Company for the twelve months ended March 31, 1995 and 1994, had the acquisition occurred at the beginning of each of the periods presented and which eliminates the non-recurring charges, are as follows:

(In thousands except per share data)

                                         Twelve Months Ended
                              ------------------------------
                                   Mar. 31,         Mar. 31,
                                       1995             1994
                                   --------        ---------

Net sales                        $3,790,769       $2,956,307
Net income (loss)                   $75,877         $(40,696)
Net income (loss) per share:
	Primary                         $1.60           $(0.94)
	Fully diluted                   $1.29           $(0.94)


The unaudited pro forma results for the twelve months ended March 31, 1995 and 1994 exclude the effects of the charge for purchased research and development and other in merger costs of $73 million, as such amounts are non-recurring. The pro forma results for the twelve months ended March 31, 1995 and 1994 reflect intangible asset amortization, depreciation of acquired fixed assets, amortization of loan fees and interest expense on the new debt related to the acquisition.

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the periods indicated, nor is it necessarily indicative of future operating results.

Note 14: Unaudited quarterly consolidated financial data

(In thousands except                                          Fiscal 1995(i)
  per share data)       1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
Sales                      $725,304      $726,169     $932,702     $983,809
Gross profit               $146,077      $132,730     $135,255     $149,651
Net income (loss)          $ 58,241      $ 48,603     $(48,310)    $ 23,057
Net income (loss) per share
  Primary                   $  1.24      $   1.03     $  (1.06)    $    .48
  Fully diluted             $  1.03      $    .85     $  (1.06)    $    .42


(In thousands except                                            Fiscal 1994
  per share data)       1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
Sales                      $479,112     $493,955      $523,021     $634,966
Gross profit               $ 58,494     $ 10,533      $ 56,822     $112,994
Net income (loss)          $  3,373     $(45,340)     $  6,139     $ 38,502
Net income (loss) per share
  Primary                  $.    08     $  (1.02)     $    .14     $    .83
  Fully diluted            $.08         $  (1.02)     $    .14     $    .70

(i) On October 3, 1994, Quantum acquired portions of Digital's Business. The acquisition is not reflected in the financial statements prior to the third quarter of fiscal 1995, thus the results for the third and fourth quarters of fiscal 1995 are not comparable to the prior results. See Note 13 in Notes to the Consolidated Financial Statements.

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


With the exception of the information incorporated in Items 10, 11, 12 and 13 of this Form 10-K Annual Report, the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is not deemed "filed" as part of this Form 10-K Annual Report.

PART IV

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	The following documents are filed as a part of this Report:

1.	Financial Statements and Financial Statement Schedules - See Index to
Consolidated Financial Statements at Item 8 on page 24 of this report.

2.	Exhibits

                                                                  Sequentially
Exhibit                                                               Numbered
Number                                                                    Page

2.1(a) (17)	Stock and Asset Purchase Agreement by and among
Quantum Corporation, Quantum Peripherals (Europe)
S.A. and Digital Equipment Corporation, dated as of July 18, 1994

2.1(b) (17)	Amendment No. 1 dated as of October 3, 1994, to
the Stock and Asset Purchase Agreement by and among Quantum Corporation, Quantum Peripherals
(Europe) S.A. and Digital Equipment Corporation, dated as of July 18, 1994

2.1(c) (17)	Supplemental agreement to the Stock and Asset
Purchase Agreement by and among Quantum
Corporation, Quantum Peripherals (Europe) S.A.
and Digital Equipment Corporation, dated as of July 18, 1994

2.2 (17)	RMMI Stock Purchase Agreement, dated as of July
18, 1994 among Quantum Corporation, Digital
Equipment Corporation and Rocky Mountain
Magnetics, Inc.

3.1(a) (2)	Certificate of Incorporation of Registrant

3.1(b) (11)	Certificate of Amendment of Certificate of
Incorporation of Registrant

3.2 (11)	By-laws of Registrant, as amended

4.1 (10)	Indenture between Registrant and LaSalle National
Bank, Trustee, covering $212.5 million of 6 3/8%
Convertible Subordinated Debentures due 2002
(including form of Debenture)

4.2 (16)	Shareholder Rights Plan

10.7 (2)	Registrant's 1984 Incentive Stock Option Plan and
Agreement

10.8 (4)	Registrant's 1986 Stock Option Plan and
Agreement, as amended

10.9 (5)	Registrant's Employee Stock Purchase Plan and
form of Subscription Agreement, as amended

10.10 (1)	Form of Indemnification Agreement between
Registrant and Certain Officers and Directors

10.11 (12)	Agreement between Registrant and MKE

10.12 (3) (6)	Purchase Agreement between Registrant and MKE

10.13 (7)	Lease (dated October 13, 1989) between Registrant
and John Arrillaga and Richard T. Perry, Separate
Property Trusts

10.14 (8)	Lease (dated September 17, 1990) between
Registrant and John Arrillaga and Richard T.
Perry, Separate Property Trusts

10.15 (11)	Lease (dated April 10, 1992) between Registrant
and John Arrillaga and Richard T. Perry, Separate
Property Trusts

10.16 (9)	Form of Statement of Employment Terms executed by
Stephen M. Berkley, David A. Brown and William J.
Miller, directors of Registrant, and Joseph T.
Rodgers, William F. Roach and Michael A. Brown, executive officers of Registrant

10.17 (12)	Lease (dated November 13, 1992) and First
Amendment to Lease (dated November 17, 1992) between Registrant and Milpitas Realty Delaware,
Inc.

10.18 (3)(13)	Credit Agreement dated August 18, 1992, among
Registrant, Bank of America NT&SA as agents and other financial institutions party hereto

10.19 (14)	Third Amendment to the Purchase Agreement between
Registrant and MKE dated December 31, 1992

10.20 (15)	1993 Long-Term Incentive Plan

10.21 (20)	Amendment dated August 18, 1993 to Credit
Agreement (dated August 18, 1992), among
Registrant, Bank of America NT&SA as agents and other financial institutions party hereto

10.22 (19)	Second Amendment (dated April 15, 1993) to Lease
(dated November 13, 1992) between Registrant and
Milpitas Realty Delaware, Inc.

10.23 (19)	Lease (dated April 14, 1993) between Registrant
and Milpitas Realty Delaware, Inc.

10.24 (17)	Patent Assignment and License Agreement, dated as
of October 3, 1994, by and between Digital
Equipment Corporation and Quantum Corporation

10.25	Amendment dated August 18, 1994 to Credit Agreement
(dated August 18, 1992), among Registrant, Bank of
America NT&SA as agents and other financial institutions party hereto

10.26	Amendment dated August 18, 1994 to Credit Agreement
(dated August 18, 1992), among Registrant, Bank of
America NT&SA as agents and other financial institutions party hereto

10.27 (3)(18)	Supply Agreement between Digital Equipment
Corporation (Buyer) and Quantum Corporation
(Seller) for Storage Devices, as dated as of October 3, 1994

10.28 (18)	Credit Agreement among Quantum Corporation and
The Banks named herein and ABN AMRO BANK N.V.,
San Francisco International Branch, BARCLAYS BANK
PLC and CIBC INC. as Managing Agents for the
Banks, and CANADIAN IMPERIAL BANK OF COMMERCE as
Administrative Agent and Collateral Agent for the
Banks dated as of October 3, 1994

10.29 	First Amendment dated February 15, 1995 to Credit
Agreement (dated October 3, 1994), among Quantum
Corporation and The Banks named herein and ABN
AMRO BANK N.V., San Francisco International
Branch, BARCLAYS BANK PLC and CIBC INC. as
Managing Agents for the Banks, and CANADIAN
IMPERIAL BANK OF COMMERCE as Administrative Agent and Collateral Agent for the Banks

11	Statement of Computation of Earnings Per Share

12	Statement of Computation of Ratios of Earnings to
Fixed Charges

21	Subsidiaries of Registrant

23	Consent of Ernst & Young LLP, Independent
Auditors

24	Power of Attorney.  See page 44.


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

(16)	Incorporated by reference from Form 8-A filed with the Securities and Exchange Commission on August 5, 1988.

(17) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 17, 1994.

(18) Incorporated by reference from Form 8-K/A-1 filed with the Securities and Exchange Commission on January 31, 1995.

(19)	Incorporated by reference from exhibits filed with Registrant's
Annual Report on Form 10-K for fiscal year ended March 31, 1994.


(b)	Reports on Form 8-K
	(1)   Form 8-K dated October 3, 1994, filed on October 17, 1994.

	(2)   Form 8-K/A-1 dated October 3, 1994, filed on January 31, 1995.

	(3)   Form 8-K/A-2 dated October 3, 1994, filed on March 28, 1995.

(c)	Exhibits
	See Item 14(a) above.

(d)	Financial Statement Schedules
	See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

Dated:  July 14, 1995	\s\ JOSEPH T. RODGERS
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on July 14, 1995.

Signature                           Title

\s\ WILLIAM J. MILLER               Chairman of the Board and Chief Executive
(William J. Miller)                 Officer (principal executive officer)


\s\ JOSEPH T. RODGERS               Executive Vice President, Finance, Chief
(Joseph T. Rodgers)                 Financial Officer and Secretary (principal
                                    financial and accounting officer)


\s\ STEPHEN M. BERKLEY              Director
(Stephen M. Berkley)


\s\ DAVID A. BROWN                  Director
(David A. Brown)


\s\ ROBERT J. CASALE                Director
(Robert J. Casale)


\s\ EDWARD M. ESBER, JR.            Director
(Edward M. Esber, Jr.)


\s\ STEVEN C. WHEELWRIGHT           Director
(Steven C. Wheelwright)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS


                             Balance at    Additions              Balance at
Classification             beginning of   charged to                  end of
(In thousands)                   period      expense  Write-offs      period

Allowance for doubtful
  accounts year ended:
    March 31, 1995               $ 9,391      $4,142     $(1,571)    $11,962
    March 31, 1994               $ 8,118      $6,296     $(5,023)    $ 9,391
    March 31, 1993               $ 6,474      $4,724     $(3,080)    $ 8,118

Accrued exit (i)
    March 31, 1995               $34,937          -      $(2,724)    $32,213



(i)  Established October 3, 1994, when recording the Digital acquisition.