Form 10-Q
period 1995-07-02
QUANTUM CORP /DE/
filed 1995-08-17
CIK 709283

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 2, 1995

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from 		 to


	For Quarter Ended		Commission File Number

	July 2, 1995			0-12390



QUANTUM CORPORATION
(Exact name of registrant as specified in its charter)



	DELAWARE			94-2665054
	(State or other jurisdiction of	(IRS Employer Identification Number)
	incorporation or organization)



	500 McCarthy Blvd.
	Milpitas, California				95035
	(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code:	(408) 894-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes   X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1995: 51,660,891.

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


                                                                First Quarter
                                                           Three Months Ended
                                                          July 2,     July 3,
                                                             1995        1994

Sales                                                    $941,316    $725,304
Cost of sales                                             816,827     579,227
  Gross profit                                            124,489     146,077

Operating expenses:
  Research and development                                 55,111      28,599
  Sales and marketing                                      33,703      22,760
  General and administrative                               12,182      10,331
                                                          100,996      61,690

  Income from operations                                   23,493      84,387

Other (income) expense:
  Interest expense                                          8,147       3,556
  Interest and other income                                (2,882)     (2,371)
                                                            5,265       1,185

Income before income taxes                                 18,228      83,202
Income tax provision                                        5,286      24,961

Net income                                                $12,942     $58,241

Net income per share:
  Primary                                                   $0.25       $1.24
  Fully diluted                                             $0.24       $1.03

Weighted average common and
  common equivalent shares:
    Primary                                            51,712,344  46,854,979
    Fully diluted                                      62,238,577  58,562,979


See accompanying notes to consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)




                                                  July 2,  March 31,
                                                     1995       1995
Assets
  Current assets:
    Cash and cash equivalents                        $  168,884   $  187,753
    Accounts receivable, net of allowance for
     doubtful accounts of $10,918 and $11,963           537,365     497,887
    Inventories                                          391,859     324,650
    Deferred taxes                                        43,876      44,054
    Other current assets                                  21,958      35,580

  Total current assets                                 1,163,942   1,089,924

  Property and equipment, net of accumulated
    depreciation of $131,174 and $119,831                305,864     280,099
  Purchased intangibles, net                              90,382      95,818
  Other assets                                            15,186      15,187

                                                      $1,575,374  $1,481,028


Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable                                  $  424,960    $355,117
    Accrued warranty expense                              56,628      57,001
    Accrued compensation                                  36,717      54,917
    Income taxes payable                                  (2,164)     17,566
    Accrued exit costs                                    32,213      32,213
    Short-term debt                                       50,000      50,000
    Other accrued liabilities                             39,434      77,227

  Total current liabilities                              637,788     644,041

  Subordinated debentures                                149,056     212,500
  Long-term debt                                         190,000     115,000

  Shareholders' equity:
    Common stock                                         217,258     141,154
    Retained earnings                                    381,272     368,333

  Total shareholders' equity                             598,530     509,487

                                                      $1,575,374  $1,481,028


See accompanying notes to consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)




                                                          Three Months Ended
                                                           July 2,   July 3,
                                                              1995      1994

Cash flows from operating activities:
  Net income                                              $ 12,942  $ 58,241
  Items not requiring the current use of cash:
    Depreciation and amortization                           21,834     7,265
  Changes in assets and liabilities:
    Accounts receivable                                    (39,478)  (54,908)
    Inventories                                            (67,209)   16,775
    Accounts payable                                        69,843     2,282
    Income taxes payable                                   (16,207)   21,196
    Accrued warranty expense                                  (373)      644
    Other assets and liabilities                           (46,793)    4,829

Net cash provided by (used in) operating activities        (65,441)   56,324

Cash flows from investing activities:
  Purchase of short-term investments                             -   (17,349)
  Sales and maturities of short-term investments                 -    10,060
  Investment in property and equipment, net                (38,118)  (16,803)

Net cash provided by (used in) investing activities        (38,118)  (24,092)

Cash flows from financing activities:
  Proceeds from revolving line of credit and term
    loan borrowings                                        85,000          -
  Principal payments on revolving line of credit          (10,000)         -
  Proceeds from issuance of common stock, net               9,690      1,489

Net cash provided by financing activities                  84,690      1,489

Net increase in cash and cash equivalents                 (18,869)    33,721
Cash and cash equivalents at beginning of period          187,753    217,531

Cash and cash equivalents at end of period               $168,884   $251,252

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                             $  9,081   $  6,831
    Income taxes                                         $ 21,976   $  4,247


See accompanying notes to consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1.	Basis of presentation

	The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 1995.

2.	Inventories

   Inventories consisted of the following:
     (In thousands)
                                                      July 2,   March 31,
                                                        1995         1995

    Materials and purchased parts                   $156,755     $116,732
    Work in process                                   93,808       42,091
    Finished goods                                   141,296      165,827
                                                    $391,859     $324,650

3.	Net income per share

	Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. For fiscal 1995, net income per share computed on a fully diluted basis assumes conversion of the Company's outstanding 6 3/8% convertible subordinated debentures having a principal value of $212,500,000. During the first quarter of fiscal 1996 ended July 2, 1995, approximately thirty percent of the outstanding debentures were converted to common stock (See Note 4 in Notes to Consolidated Financial Statements). Therefore, net income per share for the first quarter ended July 2, 1995 computed on a fully diluted basis assumes conversion of the outstanding debentures having a principal value of $149,056,000.

4.	Debt

In October 1994, the Company entered into a three year $350 million senior credit facility structured as a $225 million revolving credit line and a $125 million term loan. The revolving credit is governed by a borrowing base of eligible accounts receivable and inventory, and the term loan amortizes in five equal semiannual installments commencing October 1995. The borrowings, at the ongoing option of the Company bear interest at either LIBOR plus a margin or a base rate with option periods of one to six months. The facility is secured by all the Company's domestic assets and 66% of the Company's ownership of certain of its subsidiaries. The Company was not in compliance with one of the financial covenants in connection with its credit facility as of July 2, 1995; however, the Company has since received a waiver.

In June 1995, the Company executed an amendment to the $350 million senior credit facility in order to consolidate a previously separate secured credit agreement of $85 million. As amended, $85 million of the $225 million revolving credit line is available for the issuance of standby letters of credit. The previous secured credit agreement required the Company to pledge cash of $85 million as collateral for the standby letters of credit in exchange for a lower fee structure. The amended credit facility does not require pledged cash as collateral for the standby letters of credit.

The Company's convertible subordinated debentures became redeemable at the Company's option on or after April 2, 1995, at prices ranging from 104.5% of the principal to 100% at maturity. Each debenture is convertible, at the option of the holder into the Company's common stock at a conversion price of approximately $18.15 per share. During the first quarter ended July 2, 1995, $63,444,000, approximately 30%, of the outstanding convertible subordinated debentures were converted into the Company's Common Stock. This conversion resulted in the issuance of 3,495,761 shares.

5.	Acquisition of businesses from Digital Equipment Corporation

On October 3, 1994, Quantum Corporation ("Quantum" or "the Company") acquired the Disks, Heads and Tapes Business of the Storage Business Unit of Digital Equipment Corporation ("the acquired Business"), in a transaction accounted for as a purchase. The operating results of the acquired Business from the date of the purchase through July 2, 1995 have been reflected in the Company's consolidated financial statements. The purchase price of the Acquisition was finalized subsequent to July 2, 1995, resulting in a reduction of the purchase price of approximately $3.2 million.

The unaudited pro forma combined condensed results of operations for the Company for the three months ended July 3, 1994, had the acquisition occurred at the beginning of the period and which eliminates the non-recurring charges, are as follows:

(In thousands except per share data)
                                      Three Months Ended
                                   -------------------------
                                     July 2,         July 3,
                                      1995            1994
                                    (actual)       (pro forma)
                                   ----------      -----------
Net sales                           $941,316         $989,639
Net income (loss)                   $ 12,942         $ 44,212
Net income (loss) per share:
      Primary                          $0.25            $0.94
      Fully diluted                    $0.24            $0.79

The unaudited pro forma results for the three months ended July 3, 1994 exclude the effects of the charge for purchased research and development and other in merger costs of $73 million, as such amounts are non-recurring. The pro forma results for the first quarter of fiscal 1995 and the actual results for the first quarter of fiscal 1996 reflect intangible asset amortization, depreciation of acquired fixed assets, amortization of loan fees and interest expense on the new debt related to the acquisition.

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

	On October 3, 1994, Quantum acquired the Disks, Heads and Tapes Business of the Storage Business Unit of Digital Equipment Corporation (the "Acquired Businesses"), in a transaction (the "Acquisition") accounted for as a purchase. The operating results of the Acquired Businesses from the date of the purchase through July 2, 1995 have been reflected in the Company's consolidated financial statements.

	Consolidated sales for the first quarter of fiscal 1996 ended July 2, 1995 were $941 million, compared to $725 million for the corresponding period in fiscal 1995. The increase in consolidated sales is attributable to increased unit shipments due in part to products acquired in the Acquisition, and a change in sales mix to higher-priced products. These increases were partially offset by a decline in average unit sales prices on a comparable unit basis. Unit shipments for the first quarter of fiscal 1996 ended July 2, 1995 increased 22% compared to the corresponding period in fiscal 1995, with sales for the first quarter of fiscal 1996 ended July 2, 1995 increasing 30% over the first quarter of fiscal 1995 ended July 3, 1994. Historically, a limited number of disk drive products have contributed the majority of the consolidated sales for the Company. The Company anticipates that this trend will continue in the future.

	The Company continues to focus on meeting the needs of major OEM customers. Sales to Digital Equipment Corporation ("Digital") represented 13% of consolidated sales for the first quarter of fiscal 1996 ended July 2, 1995, while Compaq and Apple each represented 12% of consolidated sales. For the first quarter of fiscal 1995 ended July 3, 1994, sales to Compaq Computer, Inc. ("Compaq") and Apple Computer, Inc. ("Apple") represented 16% and 14%, respectively, of total consolidated sales. Sales to Digital represented less than 10% of consolidated sales for the first quarter of fiscal 1995 ended July 3, 1994. Any significant decrease in sales to a major customer or the loss of a major customer could have a material adverse effect on the Company's results of operations.

	In conjunction with the Acquisition, the Company and Digital signed a multi-year supply agreement pursuant to which the Company will provide a substantial percentage of Digital's internal hard disk drive requirements for its Storageworks subsystems and core computer systems businesses, subject to the Company meeting Digital's qualification standards. There can be no assurance that Digital's future requirements for hard disk products will increase or remain at the current levels or that the Company will be able to meet Digital's qualification requirements on a timely basis.

	Gross margin for the quarter ended July 2, 1995 decreased to 13.2% from 20.1% for the first quarter of fiscal 1995 ended July 3, 1994. This decrease was a result of slower than anticipated transitions to the newer, higher margin products due to delays in desktop and high capacity product qualifications and component availability issues. The transition delays also resulted in the Company selling a higher percentage of lower gross margin products than in the comparable quarter of the prior year. The Company anticipates that there will continue to be component availability issues through at least the third quarter of fiscal 1996 ending December 31, 1995, which may potentially constrain shipment of product. Although the Company is making efforts to avoid significant component shortages, the Company may not be able to meet all orders for certain products. In the future, gross margin may be affected by pricing and other competitive conditions, as well as the Company's ability to integrate the Acquired Businesses, including phasing out the older, lower gross margin product lines and transitioning the manufacturing of its high capacity disk drive products to its lower-cost facility.

	Over the past ten years, Quantum has established a strong business relationship with Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan. This relationship has been built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise. The Company's master agreement with MKE, which covers the general terms of the business relationship, was renegotiated during fiscal 1993 for a period of five years. During the first quarter of fiscal 1996 ended July 2, 1995, approximately 72% of the Company's sales were derived from products manufactured by MKE, a decline from 91% of sales in the first quarter of fiscal 1995 ended July 3, 1994. The decline in MKE products as a percentage of sales is a result of the increase in consolidated sales due to the products acquired from Digital and Quantum's manufacturing of those products. There can be no assurance that the increase in Quantum manufactured products will not adversely influence the gross margin rate. In the event MKE is unable to supply such products or increases its prices for manufacturing services, the Company's results of operations would be adversely affected.

In conjunction with the acquisition of the thin film heads business from Digital, the Company assumed Digital's relationship with Lafe Computer Magnetics Ltd. ("Lafe") and is in the process of negotiating a manufacturing agreement. In the event Lafe is unable to supply manufacturing services, the Company could experience an interruption in business. The Company's transactions with MKE and Lafe are denominated in U.S. dollars with prices for product purchases negotiated periodically. Thus, fluctuations in the exchange rate have no material short-term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices.

Quantum operates in an extremely competitive industry and its rapid growth has been the result of the Company's ability to identify customer needs and develop quality products to meet those requirements. The Company expects that sales from new products will account for a significant portion of sales for the remainder of fiscal 1996 and will replace sales of some current products. The Company's ability to produce new products economically and manage the transition of customers to these new products is essential for continued success. The hard disk drive industry is characterized by increasingly short product life cycles and is dependent on the strength of unit demand in the personal computer market. As a result, the industry tends to experience periods of excess product inventory and intense price competition. These and other factors may affect the Company's results of operations, and past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods.

Operating Expenses

	Research and development expenses in the first quarter of fiscal 1996 ended July 2, 1995 were $55 million, or 5.9% of sales, compared to $29 million, or 3.9% of sales in the corresponding period in fiscal 1995. The increase in absolute dollars is due primarily to the Acquired Businesses and reflects spending for both the vertically integrated heads business and the additional high capacity disk drive products, which are more research and development intensive than the Company's other businesses. Principally as a result of the Acquisition, the Company expects to continue this higher level of expenditures for research and development. The hard disk drive industry is subject to rapid technological advances, and the future success of the Company is dependent upon continued development and timely introduction of new products and technologies.

	Sales and marketing expenses in the first quarter of fiscal 1996 ended July 2, 1995 were $34 million, or 3.6% of sales, compared to $23 million, or 3.1% of sales in the corresponding period in fiscal 1995. The increase in absolute dollars is principally due to the Acquisition and the costs associated with supporting the higher sales volume and the expanded Company infrastructure. The percentage increase is due to lower than anticipated sales in the first quarter of fiscal 1996. The Company anticipates a continued higher level of absolute dollar spending for sales and marketing related to the Acquisition, with expenditures as a percentage of sales remaining relatively consistent.

	General and administrative expenses in the first quarter of fiscal 1996 ended July 2, 1995 were $12 million, or 1.3% of sales, compared to $10 million, or 1.4% of sales in the corresponding period in fiscal 1995. The increase in absolute dollars is primarily related to the infrastructure required to operate the Acquired Businesses. The percentage decline is due to the increase in consolidated sales. The Company expects a continued higher level of general and administrative absolute dollar spending principally due to the Acquisition, with expenditures as a percentage of sales remaining relatively consistent.

	Net interest and other income/expense in the first quarter of fiscal 1996 ended July 2, 1995 was $5.3 million net expense, compared to $1.2 million net expense in the corresponding period in fiscal 1995. The increase in net expense in the fiscal 1996 period can be principally attributed to higher interest expense resulting from Acquisition financing and lower cash balances due to cash used for the Acquisition.

	The Acquisition will have a future effect on both operating and net income resulting from the amortization of intangibles, depreciation of the acquired fixed assets and interest expense on the debt. The purchase price of the Acquisition was finalized subsequent to July 2, 1995, resulting in a reduction of the purchase price of approximately $3.2 million. The Company estimates that charges for the amortization of intangibles and the depreciation of the fixed assets acquired in the Acquisition, respectively, will approximate $25 million and $30 million over each of the next three fiscal years. Interest expense on the debt will be dependent on the loan balance and interest rate. See Note 4 of Notes to the Financial Statements.

	The Company has signed a Memorandum of Understanding to sell its La Cie, Ltd. subsidiary to one of the Company's international customers and anticipates the transaction will be completed by the end of the third fiscal quarter. The transaction will not be material to the present or future financial results of the Company.

Income Taxes

The effective tax rate for the first quarter of fiscal 1996 ended July 2, 1995 was 29%, compared to 30% for the corresponding period in fiscal 1995. The effective tax rates are below the combined federal and state statutory rates primarily as a result of the tax benefit associated with the income of foreign subsidiaries taxed at lower than federal rates.


Liquidity and Capital Resources

	At July 2, 1995, the Company had $169 million in cash and cash equivalents and short-term investments, compared to $188 million at March 31, 1995. The decrease in cash is a result of cash used in operating and investing activities offset by cash provided by financing activities. Cash used in operating and investing activities is primarily a result of increases in accounts receivables and inventories and investing in property and equipment. Cash provided by financing activities is primarily a result of borrowing under the credit facility described below.

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

	In June 1995, the Company executed an amendment to the $350 million senior credit facility in order to consolidate a previously separate secured credit agreement of $85 million. As amended, $85 million of the $225 million revolving credit line is available for the issuance of standby letters of credit. The previous secured credit agreement required the Company to pledge cash of $85 million as collateral for the standby letters of credit in exchange for a lower fee structure. The amended credit facility does not require pledged cash as collateral for the standby letters of credit. The Company was not in compliance with one of the financial covenants in connection with its credit facility as of July 2, 1995; however, the Company has since received a waiver.

	The Company's convertible subordinated debentures became redeemable at the Company's option on or after April 2, 1995, at prices ranging from 104.5% of the principal to 100% at maturity. Each debenture is convertible, at the option of the holder into the Company's common stock at a conversion price of approximately $18.15 per share. During the first quarter ended July 2, 1995, $63,444,000, approximately 30%, of the outstanding convertible subordinated debentures were converted into the Company's Common Stock. This conversion resulted in the issuance of 3,495,761 shares.

	At this time, the Company expects to spend approximately $200 million for leasehold improvements, capital equipment and expansion of the Company's facilities during fiscal 1996. Included in this amount is a significant amount of additional capital expenditures that will be required to expand the Asia manufacturing facilities and to support the recording heads business of the acquired Businesses. In conjunction with the Acquisition, the Company recorded an accrual for exit costs related to exiting facilities and operations acquired from Digital. The Company anticipates that cash outlays during fiscal 1996 for the exit activities will be approximately $23 million. During the first quarter of fiscal 1996 ended July 2, 1995, there were no cash outlays related to the exit costs. The Company believes that its existing capital resources, including its credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations through the balance of the calendar year. There can be no assurance, however, that the Company will not be required, or choose, to raise capital in advance of that date. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all.

QUANTUM CORPORATION

PART II - OTHER INFORMATION



Item 1.	Legal proceedings
         The Company is a co-defendant in a lawsuit filed by Supercom, Inc. and other named plaintiffs on April 17, 1995 in the United States District
Court in and for the Northern District of California. The complaint alleges that the defendants were responsible for the initiation and execution of a search warrant relating to Quantum disk drives in the plaintiffs' possession, in violation of the plaintiffs' rights. The complaint includes allegations of malicious prosecution, assault, abuse of process, conspiracy, negligent and intentional interference with contractual relations, negligent and intentional infliction of emotional distress and civil rights violation, and seeks unspecified damages which the plaintiffs' allege are in excess of $500,000. The
Company believes that the plaintiffs' claims against Quantum are without merit, and the Company intends to vigorously defend itself.

Item 2.	Changes in securities - Not Applicable.

Item 3.	Defaults upon senior securities - Not Applicable.

Item 4.	Submission of matters to a vote of security holders - Not
Applicable.

Item 5.	Other information - Not Applicable.

Item 6.	Exhibits and reports on Form 8-K.

		(a)	Exhibits.	The exhibits listed on the accompanying index to
exhibits immediately following the signature page are
filed as part of this report.

		(b)	Reports on Form 8-K.  None

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


	QUANTUM CORPORATION
	(Registrant)




Date: August 16, 1995       By: /s/ JOSEPH T. RODGERS
                                Executive Vice President, Finance
                                  and Chief Financial Officer

QUANTUM CORPORATION

INDEX TO EXHIBITS




                                                               Sequentially
    Exhibit                                                      Numbered
    Number                                                         Page

    10.30   Second Amendment dated June 26, 1995 to Credit
            Agreement (dated October 3, 1994), among Quantum Corporation and The Banks named herein and ABN AMRO BANK N.V.,
            San Francisco International Branch, BARCLAYS BANK PLC and CIBC INC. as Managing Agents for the Banks, and CANADIAN IMPERIAL BANK OF COMMERCE as Administrative Agent and
            Collateral Agent for the Banks                         XX

    11.1    Statement of Computation of Net Income Per Share       XX

    27      Financial Data Schedule