Form 10-Q
period 1995-10-01
QUANTUM CORP /DE/
filed 1995-11-20
CIK 709283

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


      [X]                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period endedOctober 1, 1995

                                      OR

      [ ]                         TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to


For Quarter Ended                          Commission File Number

 October 1, 1995                                  0-12390



                              QUANTUM CORPORATION
            (Exact name of registrant as specified in its charter)



           DELAWARE                        94-2665054
(State or other jurisdiction of (IRS Employer Identification Number) incorporation or organization)



        500 McCarthy Blvd.
       Milpitas, California                                      95035
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:    (408) 894-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 1995: 52,816,774

                              QUANTUM CORPORATION

                                  10-Q REPORT

                                     INDEX
                                                                      Page
                                                                      Number
PART I - FINANCIAL INFORMATION

       Item 1.     Financial Statements                                 3

                   Consolidated Statements of Income                    3

                   Consolidated Balance Sheets                          4

                   Consolidated Statements of Cash Flows                5

                   Notes to Consolidated Financial Statements           6


       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        8


PART II - OTHER INFORMATION                                             14


SIGNATURE                                                               17

                              QUANTUM CORPORATION

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except share and per share data)
                                  (unaudited)


                                   Three Months Ended         Six Months Ended
                                  Oct. 1,     Oct. 2,      Oct. 1,     Oct. 2,
                                     1995        1994         1995        1994

Sales                          $1,033,048    $726,169   $1,974,363  $1,451,473
Cost of sales                     890,622     593,439    1,707,448   1,172,666
  Gross profit                    142,426     132,730      266,915     278,807

Operating expenses:
  Research and development         55,147      28,554      110,258      57,153
  Sales and marketing              34,802      23,106       68,505      45,866
  General and administrative       15,453      11,353       27,635      21,684
                                  105,402      63,013      206,398     124,703

  Income from operations           37,024      69,717       60,517     154,104

Other (income) expense:
  Interest expense                  7,318       3,448       15,465       7,004
  Interest and other income        (1,315)     (3,164)      (4,197)     (5,534)
                                    6,003         284       11,268       1,470

Income before income taxes         31,021      69,433       49,249     152,634
Income tax provision                8,996      20,830       14,282      45,790

Net income                       $ 22,025    $ 48,603     $ 34,967    $106,844

Net income per share:
  Primary                           $0.39       $1.03        $0.65       $2.27
  Fully diluted                     $0.37       $0.85        $0.61       $1.87

Weighted average common and
  common equivalent shares:
    Primary                    56,239,763  47,326,797   54,016,054  47,090,888
    Fully diluted              63,566,680  59,037,402   62,942,630  58,800,191


See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (unaudited)




                                                         Oct. 1,   March 31,
                                                            1995        1995
Assets
  Current assets:
    Cash and cash equivalents                        $   158,805  $  187,753
    Accounts receivable, net of allowance for
     doubtful accounts of $9,971 and $11,963             635,013     497,887
    Inventories                                          508,807     324,650
    Deferred taxes                                        43,888      44,054
    Other current assets                                  26,383      35,580

  Total current assets                                 1,372,896   1,089,924

  Property and equipment, net of accumulated
    depreciation of $149,174 and $119,831               346,812     280,099
  Purchased intangibles, net                              82,936      95,818
  Other assets                                            14,292      15,187

                                                      $1,816,936  $1,481,028


Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable                                  $  529,660    $355,117
    Accrued warranty expense                              56,470      57,001
    Accrued compensation                                  39,273      54,917
    Income taxes payable                                   1,858      17,566
    Accrued exit costs                                    32,213      32,213
    Short-term debt                                       50,000      50,000
    Other accrued liabilities                             35,004      77,227

  Total current liabilities                              744,478     644,041

  Subordinated debentures                                132,933     212,500
  Long-term debt                                         290,000     115,000

  Shareholders' equity:
    Common stock                                         246,265     141,154
    Retained earnings                                    403,260     368,333

  Total shareholders' equity                             649,525     509,487

                                                      $1,816,936  $1,481,028


See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)




                                                            Six Months Ended
                                                           Oct. 1,   Oct. 2,
                                                              1995      1994

Cash flows from operating activities:
  Net income                                              $ 34,967  $106,844
  Items not requiring the current use of cash:
    Depreciation and amortization                           46,976    14,888
  Changes in assets and liabilities:
    Accounts receivable                                   (137,126) (111,792)
    Inventories                                           (184,157)   (6,795)
    Accounts payable                                       174,543    43,258
    Income taxes payable                                   (10,479)   12,651
    Accrued warranty expense                                  (531)    3,660
    Other assets and liabilities                           (51,283)  (26,947)

Net cash provided by (used in) operating activities       (127,090)   35,767

Cash flows from investing activities:
  Purchase of short-term investments                             -   (20,474)
  Sales and maturities of short-term investments                 -   113,774
  Investment in property and equipment, net                (98,018)  (37,232)

Net cash provided by (used in) investing activities        (98,018)   56,068

Cash flows from financing activities:
  Proceeds from revolving line of credit and term
    loan borrowings                                        225,000         -
  Principal payments on revolving line of credit           (50,000)        -
  Proceeds from issuance of common stock, net               21,160     7,485

Net cash provided by financing activities                  196,160     7,485

Net increase (decrease) in cash and cash equivalents       (28,948)   99,320
Cash and cash equivalents at beginning of period           187,753   217,531

Cash and cash equivalents at end of period                $158,805  $316,851

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              $ 13,249  $  6,870
    Income taxes                                          $ 24,874  $ 29,835


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

2.   Inventories

   Inventories consisted of the following:
     (In thousands)
                                                     Oct. 1,    March 31,
                                                        1995         1995

    Materials and purchased parts                   $134,471     $116,732
    Work in process                                  129,915       42,091
    Finished goods                                   244,421      165,827
                                                    $508,807     $324,650

3.   Net income per share

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. For fiscal 1995, net income per share computed on a fully diluted basis assumes conversion of the Company's outstanding 6 3/8% convertible subordinated debentures having a principal value of $212,500,000. During the six months ended October 1, 1995, approximately 37% of the outstanding debentures were converted to common stock (See Note 4 in Notes to Consolidated Financial Statements). Therefore, net income per share for the three and six months ended October 1, 1995, computed on a fully diluted basis, assumed conversion of the outstanding debentures having a principal value of $132,933,000.

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

     In September 1995, the Company executed an amendment to the senior credit facility. This amendment extended the revolving line of credit term one year to September 1998 and increased the total amount available under the revolving credit line portion of the facility from $225 million to $325 million.

     Also in September 1995, the Company entered into a one-year $85 million unsecured Letter of Credit facility with certain banks to issue standby letters of credit to Matsushita-Kotobuki Electronics and its affiliates.

     The Company's convertible subordinated debentures became redeemable at the Company's option on or after April 2, 1995, at prices ranging from 104.5% of the principal to 100% at maturity. Each debenture is convertible, at the option of the holder into the Company's common stock at a conversion price of approximately $18.15 per share. During the three months ended October 1, 1995, $16,123,000, approximately 7%, of the outstanding convertible subordinated debentures were converted into the Company's Common Stock. This conversion resulted in the issuance of 887,716 shares. In the six months ended October 1, 1995, a total of $79,567,000 of the debentures, approximately 37%, were converted, resulting in the issuance of 4,383,477 shares.

5.   Acquisition of businesses from Digital Equipment Corporation

     On October 3, 1994, Quantum Corporation ("Quantum" or "the Company") acquired the Hard Disk Drive, Heads and Tape Drives Business of the Storage Business Unit of Digital Equipment Corporation ("the acquired Business"), in a transaction accounted for as a purchase. The operating results of the acquired Business from the date of the purchase through October 1, 1995, have been reflected in the Company's consolidated financial statements. The purchase price of the Acquisition was finalized during the second quarter of fiscal 1996, resulting in a reduction of the purchase price of approximately $5.7 million.

     The unaudited pro forma combined condensed results of operations for the Company for the three months and six months ended October 2, 1994, had the Acquisition occurred at the beginning of the period and which eliminates the non-recurring charges, are as follows:

(In thousands except per share data)
                             Three Months Ended       Six Months Ended
                         -------------------------   ---------------------
                            Oct. 1,      Oct. 2,       Oct. 1,     Oct. 2,
                               1995         1994          1995        1994
                            (actual)  (pro forma)      (actual) (pro forma)
                         -----------  -----------   ----------  ----------
Net sales                $1,033,048   $  884,619    $1,974,363  $1,874,258
Net income               $   22,025   $  (14,265)   $   34,967  $   29,947
Net income per share:
      Primary                 $0.39       ($0.30)        $0.65       $0.64
      Fully diluted           $0.37       ($0.30)        $0.61       $0.58

     The unaudited pro forma results for the three months and six months ended October 2, 1994, exclude the effects of the charge for purchased research and development and other merger costs of $73 million, as such amounts are non-recurring. The pro forma results for the three months and six months ended October 2, 1994, and the actual results for the three months and six months ended October 1, 1995, reflect intangible asset amortization, depreciation of acquired fixed assets, amortization of loan fees and interest expense on the new debt related to the Acquisition.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          On October 3, 1994, Quantum acquired the Hard Disk Drive, Heads and Tape Drive Business of the Storage Business Unit of Digital Equipment Corporation (the "acquired Business"), in a transaction (the "Acquisition") accounted for as a purchase. The operating results of the acquired Business from the date of the purchase through October 1, 1995, have been reflected in the Company's consolidated financial statements.

          Consolidated sales for the three and six months ended October 1, 1995, were $1,033 million and $1,974 million, respectively, compared to $726 million and $1,451 million for the corresponding periods in fiscal 1995. The increase in consolidated sales year to year is attributable to increased unit shipments due in part to products acquired in the Acquisition, and a change in sales mix to higher-priced products. These increases were partially offset by a decline in average unit sales prices on a comparable unit basis. Unit shipments for the second quarter of fiscal 1996 increased 22% compared to the corresponding period in fiscal 1995, with sales for the second quarter of fiscal 1996 increasing 42% over the second quarter of fiscal 1995. For the six months ended October 1, 1995, unit shipments increased 20% and sales increased 36% over the comparable period in fiscal 1995. Historically, a limited number of disk drive products have contributed the majority of the consolidated sales for the Company. The Company anticipates that this trend will continue in the future.

          Subsequent to the end of the second quarter, the Company learned that a major customer was experiencing problems integrating a specific configuration of a product family qualified and shipped during the quarter. The Company agreed to accept a return of the drives for credit, and the Company reversed the $32 million in revenue from the second quarter results.

          Sales to the top five customers for the three and six months ended October 1, 1995, represented 49% and 48% of consolidated sales, respectively, with three customers having sales greater than 10% of consolidated sales for each period. For the corresponding periods in fiscal 1995, sales to the top five customers represented 51% and 49% of consolidated sales, with two customers having sales greater than 10% of consolidated sales for each period.

     Any significant decrease in sales to a major customer or the loss of a major customer could have a material adverse effect on the Company's results of operations.

     In conjunction with the Acquisition, the Company and Digital signed a multi-year supply agreement pursuant to which the Company will provide a substantial percentage of Digital's internal hard disk drive requirements for its Storageworks subsystems and core computer systems businesses, subject to the Company meeting Digital's qualification standards. During the second quarter of fiscal 1996, Digital did not complete its internal qualification procedures for certain of the Company's new products. There can be no assurance that Digital's future requirements for hard disk products will increase or remain at the current levels or that the Company will be able to meet Digital's qualification requirements on a timely basis.
          Gross margin for the quarter ended October 1, 1995, decreased to 13.8% from 18.3% for the quarter ended October 2, 1994. For the six months ended October 1, 1995, gross margin was 13.5%, compared to 19.2% for the six months ended October 2, 1994. This decrease was due to the acquired Business and slower than anticipated transition to higher margin products in the high capacity product line, as well as component availability issues. The Company anticipates that there will continue to be component availability issues through at least the third quarter of fiscal 1996 ending December 31, 1995, which may potentially constrain shipment of product. Although the Company is making efforts to avoid significant component shortages, the Company may not be able to meet all orders for certain products. In the future, gross margin may be affected by pricing and other competitive conditions, as well as the Company's ability to integrate the acquired Business, including phasing out the older, lower gross margin product lines and transitioning the manufacturing of its high capacity disk drive products to its lower-cost facility.

     Over the past ten years, Quantum has established a strong business relationship with Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan. This relationship has been built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise. The Company's master agreement with MKE, which covers the general terms of the business relationship, was renegotiated during fiscal 1993 for a period of five years. In the first half of fiscal 1996, 73% of Quantum's sales were derived from products manufactured by MKE. For the comparable period of the prior fiscal year, products manufactured by MKE represented approximately 90% of the Company's sales. The decline in MKE products as a percentage of sales is a result of Quantum's manufacturing of the products acquired from Digital. There can be no assurance that the increase in Quantum manufactured products will not adversely influence the gross margin rate. In the event MKE is unable to supply such products or increases its prices for manufacturing services, the Company's results of operations would be adversely affected.

     In conjunction with the acquisition of the thin film heads business from Digital, the Company assumed Digital's relationship with Lafe Computer Magnetics Ltd. ("Lafe"). The Company has reached an agreement with Lafe, in principal, on providing manufacturing services and a contract is expected to be completed in the third quarter. In the event Lafe is unable to supply manufacturing services, the Company could experience an interruption in business.

     The Company's transactions with MKE and Lafe are denominated in dollars with prices for product purchases negotiated periodically. Thus, fluctuations in the exchange rate have no material short-term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices.

     Quantum operates in an extremely competitive industry and its rapid growth has been the result of the Company's ability to identify customer needs and develop quality products to meet those requirements. The Company expects that sales from new products will account for a significant portion of sales for the latter half of fiscal 1996 and will replace sales of some current products. The Company's ability to produce new products economically and manage the transition of customers to these new products is essential for continued success. The hard disk drive industry is characterized by increasingly shorter product life cycles and is dependent on the strength of unit demand in the personal computer market. As a result, the industry tends to experience periods of excess product inventory and intense price competition. These and other factors may affect the Company's results of operations, and past financial performance should not be considered a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Operating Expenses

     Research and development expenses in the second quarter of fiscal 1996 were $55 million, or 5.3% of sales, compared to $29 million, or 3.9% of sales in the corresponding period in fiscal 1995. For the first half of fiscal 1996, research and development expenses were $110 million, or 5.6% of sales, compared to $57 million, or 3.9% of sales, in the corresponding period in fiscal 1995. The increase is due primarily to the acquired Business and reflects spending for both the vertically integrated heads business and the additional high capacity disk drive products, which are more research and development intensive than the Company's other businesses. Principally as a result of the Acquisition, the Company expects to continue this higher level of expenditures for research and development. The hard disk drive industry is subject to rapid technological advances, and the future success of the Company is dependent upon continued development and timely introduction of new products and technologies.

     Sales and marketing expenses in the second quarter of fiscal 1996 were $35 million, or 3.4% of sales, compared to $23 million, or 3.2% of sales in the corresponding period in fiscal 1995. Sales and marketing expenses for the first half of fiscal 1996 were $69 million, or 3.5% of sales, compared to $46 million, or 3.2% of sales, in the corresponding period in fiscal 1995. The increase is principally due to the Acquisition and the costs associated with supporting the higher sales volume and the expanded Company infrastructure. The Company anticipates a continued higher level of absolute dollar spending for sales and marketing related to the Acquisition, with expenditures as a percentage of sales remaining relatively consistent.

     General and administrative expenses in the second quarter of fiscal 1996 were $15 million, or 1.5% of sales, compared to $11 million, or 1.6% of sales in the corresponding period in fiscal 1995. General and administrative expenses for the first half of fiscal 1996 were $28 million, or 1.4% of sales, compared to $22 million, or 1.5% of sales, in the corresponding period in fiscal 1995. The increase in absolute dollars is primarily related to the infrastructure required to operate the acquired Business. The percentage decline is due to the increase in consolidated sales. The Company expects a continued higher level of general and administrative absolute dollar spending, principally due to the Acquisition, with expenditures as a percentage of sales remaining relatively consistent.

     Net interest and other income/expense in the quarter ended October 1, 1995, was $6 million net expense, compared to $0.3 million net expense in the corresponding period in fiscal 1995. Net interest and other income/expense for the six months ended October 1, 1995, were $11.3 million, compared to $1.5 million in the corresponding period in fiscal 1995. The increase in net expense in the fiscal 1996 period can be principally attributed to higher interest expense resulting from the Acquisition financing and lower cash balances due to cash used for the Acquisition.

     The Acquisition will continue to have an effect on both operating and net income resulting from the amortization of intangibles, depreciation of the acquired fixed assets and interest expense on the debt. The purchase price of the Acquisition was finalized during the second quarter of fiscal 1996, resulting in a reduction of the purchase price of approximately $5.7 million. The Company estimates that charges for the amortization of intangibles and the depreciation of the fixed assets acquired in the Acquisition will approximate $25 million and $30 million, respectively, over each of the next three fiscal years. Interest expense on the debt will be dependent on the loan balance and interest rate. See Note 4 of Notes to the Financial Statements.

     On November 8, 1995, the Company announced plans to reorganize the High Capacity Storage Group ("HCSG"), as part of a plan to improve its operating results. The reorganization will include closing the production launch line in Shrewsbury, Massachusetts, canceling the Empire II development program and accelerating end-of-life plans for less cost effective products. The Company expects to record a non-recurring charge of $35 to $40 million, pre-tax, primarily to cost of goods sold, in the third quarter of fiscal 1996. Additionally, the Company is accelerating the shutdown of the Colorado Springs disk drive manufacturing plant and now expects to close the plant by December 31, 1995.

Income Taxes

     The effective tax rate for the quarter and six months ended October 1, 1995, was 29%, compared to 30% for the corresponding periods in fiscal 1995. The effective tax rates are below the combined U.S. federal and state statutory rates primarily as a result of the tax benefit associated with the income of foreign subsidiaries taxed at lower than the combined U.S. federal and state income tax rates.

Liquidity and Capital Resources

     At October 1, 1995, the Company had $159 million in cash and cash equivalents and short-term investments, compared to $188 million at March 31, 1995. The decrease in cash is a result of cash used in operating and investing activities offset by cash provided by financing activities. Cash used in operating and investing activities is primarily a result of increases in accounts receivable and inventories and investing in property and equipment, partially offset by an increase in accounts payable. Cash provided by financing activities is primarily a result of borrowing under the credit facility described below.

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

     In September 1995, the Company executed an amendment to the senior credit facility. This amendment extended the revolving line of credit term one year to September 1998 and increased the total amount available under the revolving credit line portion of the facility from $225 million to $325 million.

     Also in September 1995, the Company entered into a one-year $85 million unsecured Letter of Credit facility with certain banks to issue standby letters of credit to MKE and its affiliates.

     The Company's convertible subordinated debentures became redeemable at the Company's option on or after April 2, 1995, at prices ranging from 104.5% of the principal to 100% at maturity. Each debenture is convertible, at the option of the holder into the Company's common stock at a conversion price of approximately $18.15 per share. During the first half of fiscal 1996, $79,567,000, or approximately 37%, of the outstanding convertible subordinated debentures were converted into the Company's Common Stock. This conversion resulted in the issuance of 4,383,477 shares.

     The Company expects to spend approximately $200 million for leasehold improvements, capital equipment and expansion of the Company's facilities during fiscal 1996. Included in this amount is a significant amount of additional capital expenditures that will be required to expand the Asia manufacturing facilities and to support the recording heads business of the acquired Business. In conjunction with the Acquisition, the Company recorded an accrual for exit costs related to exiting facilities and operations acquired from Digital. The Company anticipates that cash outlays during fiscal 1996 for the exit activities will be approximately $23 million.
During the six months ended October 1, 1995, there were no cash outlays related to the exit costs.
In conjunction with the HCSG reorganization announced November 8, 1995, the Company expects to record a non-recurring charge of $35 to $40 million during the third quarter of fiscal 1996. The Company anticipates that cash outlays during fiscal 1996 for the reorganization will be approximately $20 to $25 million.

     The Company believes that its existing capital resources, including its credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations through the 1996 fiscal year. However, the Company continues to work to identify additional sources of cash and there can be no assurance that the Company will not be required, or choose, to raise capital in advance of that date. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all.

                              QUANTUM CORPORATION

                          PART II - OTHER INFORMATION



Item 1.  Legal proceedings

   As previously reported, Quantum's declaratory judgment lawsuit against Rodime PLC of Glasgow, Scotland, resulted in a summary judgment that claims of Rodime's U.S. Patent No. 4,638,383 were invalid because of impermissible broadening in reexamination proceedings. This summary judgment was affirmed on September 22, 1995, by the U.S. Court of Appeals for the Federal Circuit. Subsequently, Rodime has petitioned the court for a rehearing and a hearing in banc. This petition remains pending. If the appellate decision is left undisturbed by any further appellate proceedings, Quantum believes that it is fully dispositive of its dispute with Rodime. Due to the inherent uncertainties of ongoing litigation, there can be no assurance that the appellate decision will become finally dispositive.


Item 2.  Changes in securities - Not Applicable.

Item 3.  Defaults upon senior securities - Not Applicable.

Item 4.  Submission of matters to a vote of security holders.

   The 1995 Annual Meeting of Shareholders was held on September 6, 1995. The matters voted upon were the election of directors, an amendment to the Company's Employee Stock Purchase Plan, and the appointment of the independent auditors.

   The shareholders approved the election of directors as follows:

                                    For           Against
       Stephen M. Berkley           42,804,909    157,308
       David A. Brown               42,818,359    143,858
       Robert J. Casale             42,818,259    143,958
       Edward M. Esber, Jr.         42,818,409    143,808
       William J. Miller            42,804,759    157,458
       Steven C. Wheelwright        42,820,309    141,908

   The shareholders approved and ratified an amendment to the Company's Employee Stock Purchase Plan, increasing the number of shares reserved for issuance thereunder from 6,300,000 to 8,500,000 shares of Common Stock. The number of affirmative votes cast for this matter was 39,991,891. The number of negative votes cast with respect to this matter were 2,071,627, with 135,977 votes abstaining and 8,528,004 broker non-votes.

   The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 1996, was approved with 42,834,738 affirmative votes, 32,844 negative votes, 64,635 votes abstaining and 7,795,282 broker non-votes.

   In addition, the shareholders voted to allow the directors to vote on any other matters of business that might come before the meeting with 28,417,202 affirmative votes, 5,514,456 negative votes, 9,000,289 abstaining votes, and 7,795,552 broker non-votes.

Item 5.  Other information.

     William J. Miller resigned as Chairman of the Board of Directors and Chief Executive Officer ("CEO") for personal reasons, effective August 23, 1995. Stephen M. Berkley, who was Chairman and CEO until Mr. Miller joined the company in 1992, became Chairman of the Board. On September 26, 1995, Michael A. Brown was named to the position of Chief Executive Officer of the Company. Mr. Brown has been at Quantum since 1984, and was most recently President of the Desktop and Portable Storage Group ("DPSG"), which represents approximately 70% of Quantum's revenues. Mark Jackson, who was previously Vice President of Worldwide Logistics reporting to Mr. Brown, succeeded Mr. Brown as President of DPSG.

     Effective November 1, 1995, Robert K. Maeser resigned as President and General Manager of the Company's High Capacity Storage Group ("HCSG"). He was replaced by Kenneth Lee, Executive Vice President, Engineering and Technology, and Chief Technical Officer. Mr. Lee will continue to lead the advanced technology and engineering efforts of the Company in addition to his new role.

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


                                  QUANTUM CORPORATION
                                      (Registrant)




Date: November 20, 1995     By:   /s/ Joseph T. Rodgers
                                Joseph T. Rodgers
                                Executive Vice President, Finance
                                  and Chief Financial Officer

                              QUANTUM CORPORATION

                               INDEX TO EXHIBITS




                                                                 Sequentially
    Exhibit                                                         Numbered
    Number                                                            Page

    10.31   Third Amendment, dated September 29, 1995, to Credit
            Agreement (dated October 3, 1994) among Quantum
            Corporation and the Banks named therein and ABN AMRO
            BANK N.V., San Francisco International Branch,
            BARCLAYS BANK PLC and CIBC INC. as Managing Agents for
            the Banks, and CANADIAN IMPERIAL BANK OF COMMERCE as
            Administrative Agent and Collateral Agent for the Banks     19

    10.32 Credit Agreement dated September 22, 1995, among Quantum Corporation and the Banks named therein and THE SUMITOMO
            BANK, LIMITED, acting through its San Francisco branch,
            as Agent for the Banks and as Issuer                        49

    10.33   Lease Agreement, dated August 31, 1995, between CRAY
            COMPUTER CORPORATION, as Landlord, and QUANTUM              88
            Corporation, as Tenant

    11.1    Statement of Computation of Net Income Per Share            113

    27      Financial Data Schedule                                     114