Form 10-Q
period 1995-12-31
QUANTUM CORP /DE/
filed 1996-02-05
CIK 709283

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1995

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to
                              --------------------

                        Commission File Number 0-12390

                               QUANTUM CORPORATION

          Incorporated Pursuant to the Laws of the State of Delaware

                              --------------------

                 IRS Employer Identification Number 94-2665054
                 500 McCarthy Blvd., Milpitas, California 95035

                                 (408) 894-4000
                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   [X]  No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 19, 1996: 53,008,394

                             QUANTUM CORPORATION

                                 10-Q REPORT

                                    INDEX
                                                                      PAGE
                                                                     NUMBER

PART I - FINANCIAL INFORMATION

           Item 1.   Financial Statements                               3

                     Consolidated Statements of Operations              3

                     Consolidated Balance Sheets                        4

                     Consolidated Statements of Cash Flows              5

                     Notes to Consolidated Financial Statements         6


           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      8


PART II - OTHER INFORMATION                                             18


SIGNATURE                                                               20

                                 QUANTUM CORPORATION

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands except per share data)
                                      (unaudited)

                                   Three Months Ended      Nine Months Ended
                                   Dec. 31,    Jan. 1,    Dec. 31,     Jan. 1,
                                       1995       1995        1995        1995
                                 ----------  ---------  ----------  ----------

Sales                            $1,215,872  $ 932,702  $3,190,235  $2,384,175
Cost of sales                     1,101,917    797,447   2,809,365   1,970,113
                                 ----------  ---------  ----------  ----------
   Gross profit                     113,955    135,255     380,870     414,062

Operating expenses:
   Research and development          63,681     54,004     173,939     111,158
   Sales and marketing               37,211     28,355     105,716      74,221
   General and administrative        17,730     14,218      45,365      35,901
   Purchased research and
      development and in merger
      costs                            --       72,945        --        72,945
                                 ----------  ---------  ----------  ----------
                                    118,622    169,522     325,020     294,225

   Income (loss) from operations     (4,667)   (34,267)     55,850     119,837

Other (income) expense:
   Interest expense                  10,168      8,301      25,633      15,306
   Interest and other income         (6,193)    (2,300)    (10,390)     (7,835)
                                 ----------  ---------  ----------  ----------
                                      3,975      6,001      15,243       7,471

Income (loss) before income taxes    (8,642)   (40,268)     40,607     112,366
Income tax provision (benefit)       (6,161)     8,042       8,121      53,832
                                 ----------  ---------  ----------  ----------
Net income (loss)                $   (2,481) $ (48,310) $   32,486  $   58,534
                                 ==========  =========  ==========  ==========
Net income (loss) per share:
   Primary                           $(0.05)    $(1.06)      $0.60       $1.24
   Fully diluted                     $(0.05)    $(1.06)      $0.59       $1.10

Weighted average common and
   common equivalent shares:
      Primary                        52,941     45,448      54,465      47,180
      Fully diluted                  52,941     45,448      62,862      58,889

See accompanying notes to consolidated financial statements

                               QUANTUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                               December 31,     March 31,
                                                       1995          1995
                                                -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                    $   136,006   $   187,753
   Accounts receivable, net of allowance for
      doubtful accounts of $10,398 and $11,963      704,008       497,887
   Inventories                                      519,328       324,650
   Deferred taxes                                    43,907        44,054
   Other current assets                              41,183        35,580
                                                -----------   -----------
Total current assets                              1,444,432     1,089,924

Property and equipment, net of accumulated
   depreciation of $158,660 and $119,831            363,225       280,099
Purchased intangibles, net                           72,114        95,818
Other assets                                         14,426        15,187
                                                -----------   -----------
                                                $ 1,894,197   $ 1,481,028
                                                ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $   518,733   $   355,117
   Accrued warranty expense                          62,518        57,001
   Accrued compensation                              39,540        54,917
   Income taxes payable                                --          17,566
   Accrued exit costs                                21,785        32,213
   Short-term debt                                   50,000        50,000
   Other accrued liabilities                         61,981        77,227
                                                -----------   -----------
Total current liabilities                           754,557       644,041

Subordinated debentures                             132,933       212,500
Long-term debt                                      355,000       115,000

Shareholders' equity:
   Common stock                                     250,928       141,154
   Retained earnings                                400,779       368,333
                                                -----------   -----------
Total shareholders' equity                          651,707       509,487
                                                -----------   -----------
                                                $ 1,894,197   $ 1,481,028
                                                ===========   ===========

See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                        Nine Months Ended
                                                    December 31,   January 1,
                                                            1995         1995
                                                    ------------   ----------
Cash flows from operating activities:
   Net income                                          $  32,486    $  58,534
   Gain on sale of equity investment                      (3,844)        --
   Items not requiring the current use of cash:
      Depreciation and amortization                       70,112       33,705
      Purchased research and development                    --         67,184
   Changes in assets and liabilities:
      Accounts receivable                               (209,400)     (90,854)
      Inventories                                       (200,099)     (41,839)
      Accounts payable                                   164,451       83,460
      Income taxes payable                               (20,177)      17,726
      Accrued warranty expense                             5,692          145
      Other assets and liabilities                       (12,025)      28,403
                                                       ---------    ---------
Net cash provided by (used in) operating activities     (172,804)     156,464
                                                       ---------    ---------
Cash flows from investing activities:
   Purchase of short-term investments                       --       (105,474)
   Sales and maturities of short-term investments           --        128,201
   Investment in property and equipment                 (152,641)     (79,786)
   Proceeds from sale of equity investment                 5,875         --
   Proceeds from sale of distribution subsidiary           5,276         --
   Purchase of Digital Equipment's Data Storage
      Business                                              --       (355,171)
                                                       ---------    ---------
Net cash provided by (used in) investing activities     (141,490)    (412,230)
                                                       ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of short term note                --         70,000
   Proceeds from revolving line of credit and term
      loan borrowings                                    315,000      220,500
   Principal payments on short term note                    --        (70,000)
   Principal payments on senior credit facility          (75,000)     (25,500)
   Proceeds from issuance of common stock, net            22,547        8,611
                                                       ---------    ---------
Net cash provided by financing activities                262,547      203,611
                                                       ---------    ---------
Net decrease in cash and cash equivalents                (51,747)     (52,155)
Cash and cash equivalents at beginning of period         187,753      217,531
                                                       ---------    ---------
Cash and cash equivalents at end of period             $ 136,006    $ 165,376
                                                       =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                         $  25,105    $  17,297
      Taxes                                            $  27,979    $  31,594

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

2.   Inventories

   Inventories consisted of the following:
      (In thousands)
                                            December 31,     March 31,
                                                    1995          1995
                                             -----------    ----------

   Materials and purchased parts                $157,149      $116,732
   Work in process                               148,078        42,091
   Finished goods                                214,101       165,827
                                                --------      --------
                                                $519,328      $324,650
                                                ========      ========

3.   Net income (loss) per share

         Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income per share computed on a fully diluted basis assumes conversion of the Company's outstanding convertible subordinated debentures. For the three month periods ended December 31, 1995, and January 1, 1995, net income (loss) per share, on a fully diluted basis, did not assume conversion of the outstanding debentures because the effect would have been anti-dilutive.

4.   Debt

         In October 1994, the Company entered into a three year $350 million senior credit facility structured as a $225 million revolving credit line and a $125 million term loan. The revolving credit is governed by a borrowing base of eligible accounts receivable and inventory, and the term loan amortizes in five equal semiannual installments which commenced in October 1995, for a remaining balance of $100 million at December 31, 1995. The borrowings, at the option of the Company, bear interest at either LIBOR plus a margin or a base rate with option periods of one to six months. The facility is secured by all the Company's domestic assets and 66% of the Company's ownership of certain of its subsidiaries.

         As subsequently amended, the revolving credit line has been increased to $325 million and has been extended one year to expire in September 1998.

         The Company also has a one-year $85 million unsecured Letter of Credit facility with certain banks to issue standby letters of credit to Matsushita-Kotobuki Electronics and its affiliates, which expires in September 1996. As of December 31, 1995, there was no outstanding balance under this letter of credit facility.

         The Company was not in compliance with one of its financial covenants in connection with its senior credit facility as of December 31, 1995; however, the Company has since received a waiver of this non-compliance.

         The Company's convertible subordinated debentures due 2002 became redeemable at the Company's option on or after April 2, 1995, at prices ranging from 104.5% of the principal to 100% at maturity. Each debenture is convertible, at the option of the holder, into the Company's common stock at a conversion price of approximately $18.15 per share. There were no conversions during the three months ended December 31, 1995. In the nine months ended December 31, 1995, a total of $79,567,000 of the debentures, approximately 37%, were converted, resulting in the issuance of 4,383,477 shares.

5.   Acquisition of businesses from Digital Equipment Corporation

         On October 3, 1994, Quantum Corporation ("Quantum" or "the Company") acquired the Hard Disk Drive, Heads and Tape Drives Businesses of the Storage Business Unit of Digital Equipment Corporation ("the Acquired Businesses"), in a transaction accounted for as a purchase. The operating results of the Acquired Businesses from the date of the purchase through December 31, 1995, have been reflected in the Company's consolidated financial statements.

         The unaudited pro forma combined condensed results of operations for the Company for the three months and nine months ended January 1, 1995, had the Acquisition occurred at the beginning of the period, and which eliminates the non-recurring charges, are as follows:

(in thousands, except per share data)

                                 Three Months Ended         Nine Months Ended
                                 Dec. 31,     Jan. 1,     Dec. 31,      Jan. 1,
                                     1995        1995         1995         1995
                                 (actual)  (pro forma)    (actual)   (pro forma)
                              -----------   ---------  -----------  -----------

Net sales                     $ 1,215,872   $ 932,702  $ 3,190,235  $ 2,806,960
Net income (loss)             $    (2,481)  $  22,874  $    32,486  $    52,820
Net income (loss) per share:
      Primary                      $(0.05)      $0.48        $0.60        $1.12
      Fully diluted                $(0.05)      $0.42        $0.59        $1.00

         The unaudited pro forma results for the three months and nine months ended January 1, 1995, exclude the effects of the charge for purchased research and development and other merger costs of $73 million, as such amounts are non-recurring. The pro forma results for the three and nine months ended January 1, 1995, and the actual results for the three and nine months ended December 31, 1995, reflect intangible asset amortization, depreciation of acquired fixed assets, amortization of loan fees and interest expense on the new debt related to the Acquisition.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                  On November 8, 1995, the Company announced a plan to resize the infrastructure associated with its high-capacity products into the Workstation and Systems Storage Group ("WSSG"). During the third quarter of fiscal 1996, the Company recorded a pre-tax charge of $38 million, $36 million of which impacted cost of goods sold. This charge includes canceling a certain development program, accelerating end-of-life plans for lower gross margin products and severance costs.

                  SALES. Sales for the three and nine months ended December 31, 1995, were $1,216 million and $3,190 million, respectively, compared to $933 million and $2,384 million for the corresponding periods in fiscal 1995. The increase in consolidated sales on a year-to-year basis was attributable to increased unit shipments and a change in sales mix to higher-priced products, partially offset by a decline in average unit prices. Unit shipments for the third quarter of fiscal 1996 increased 31% compared to the corresponding period in fiscal 1995, with sales for the third quarter of fiscal 1996 increasing 30% over the third quarter of fiscal 1995. For the nine months ended December 31, 1995, unit shipments increased 24% and sales increased 34% over the comparable period in fiscal 1995, principally due to a higher sales level of desktop and portable storage products. Sales of a limited number of desktop and portable storage products represented a significant majority of sales for the nine months ended December 31, 1995. The Company anticipates that this trend will continue in the future.

         Sales to the top five customers for the three and nine months ended December 31, 1995, represented 41% and 45% of sales, respectively, with two customers having sales greater than 10% of sales for each period. For the corresponding periods in fiscal 1995, sales to the top five customers represented 46% and 45% of sales, with three customers having sales greater than 10% of sales for the third quarter of fiscal 1995, and two customers for the first nine months of fiscal 1995. Any significant decrease in sales to a major customer or the loss of a major customer could have a material adverse effect on the Company's results of operations.

        GROSS MARGIN. The gross margin for the quarter ended December 31, 1995, decreased to 9.4% from 14.5% for the third quarter of fiscal 1995. The Company's gross margin for the first nine months of fiscal 1996 was 11.9%, compared to 17.4% for the corresponding period in fiscal 1995. Gross margin decreased from the previous fiscal year as a result of the impact of the charge associated with the resizing of the infrastructure of WSSG, as well as higher costs and lower-than-anticipated unit volumes in the high-capacity product line due in part to delays in customer qualifications. The $38 million resizing charge recorded during the third quarter of fiscal 1996 impacted gross margin by $36 million. Without such resizing charge, gross margin for the third quarter of fiscal 1996 would have been 12.3%. In the future, gross margin may be affected by pricing and other competitive conditions, as well as the Company's ability to phase out the older, lower gross margin product lines and transition to higher margin products incorporating advances in technology. See "Trends and Uncertainties," below, for a discussion of certain other factors that may affect the Company's gross margin.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarter of fiscal 1996 were $64 million, or 5.2% of sales, compared to $54 million, or 5.8% of sales in the corresponding period in fiscal 1995. For the first nine months of fiscal 1996, research and development expenses were $174 million, or 5.5% of sales, compared to $111 million, or 4.7% of sales, in the corresponding period in fiscal 1995. This increase in research and development spending in absolute dollars is due primarily to higher expenses related to preproduction activity for a larger number of new products. For the nine months, the increase reflects the impact of spending for both the recording heads business and the additional high-capacity disk drive products. The mass storage industry, particularly the hard disk drive business, is subject to rapid technological advances, and the future success of the Company is dependent upon continued development and timely introduction of new products and technologies. As a result, the Company expects to continue to make significant expenditures for research and development. See "Trends and Uncertainties," below.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses in the third quarter of fiscal 1996 were $37 million, or 3.1% of sales, compared to $28 million, or 3.0% of sales in the corresponding period in fiscal 1995. Sales and marketing expenses for the first nine months of fiscal 1996 were $106 million, or 3.3% of sales, compared to $74 million, or 3.1% of sales, in the corresponding period in fiscal 1995. The increase is principally due to the costs associated with supporting the Company's higher volume of sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the third quarter of fiscal 1996 were $18 million, or 1.5% of sales, compared to $14 million, or 1.5% of sales in the corresponding period in fiscal 1995. General and administrative expenses for the first nine months of fiscal 1996 were $45 million, or 1.4% of sales, compared to $36 million, or 1.5% of sales, in the corresponding period in fiscal 1995. The increase in absolute dollars is primarily related to the expansion of the Company's infrastructure. The percentage decline is due to the increase in sales.

         OTHER (INCOME) EXPENSE. Net interest and other income/expense was $4.0 million net expense for the quarter ended December 31, 1995, and $6.0 million for the corresponding period in fiscal 1995. Net interest and other income/expense for the nine months ended December 31, 1995, was $15.2 million, compared to $7.5 million in the corresponding period in fiscal 1995. The increase in net interest expense due to higher levels of borrowing was offset by other income from the sale of stock from a minority investment by the Company.

         INCOME TAXES. The effective tax rate for the nine months ended December 31, 1995, was 20%, compared to the nine months ended January 1, 1995 effective rate of 30%, excluding purchased research and development charges. For fiscal 1996, the effective tax rate is below the combined U.S. federal and state statutory rates primarily as a result of the tax benefit associated with the income of foreign subsidiaries taxed at lower than the combined U.S. federal and state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had $136 million in cash and cash equivalents and short-term investments, compared to $188 million at March 31, 1995. The decrease in cash is primarily a result of cash used in operating and investing activities offset by cash provided by financing activities. Cash used in operating and investing activities is primarily a result of increases in accounts receivable and inventories and investing in property and equipment, partially offset by an increase in accounts payable. Cash provided by financing activities is primarily a result of borrowing under the credit facility as described below.

         In October 1994, the Company entered into a three year $350 million senior credit facility structured as a $225 million revolving credit line and a $125 million term loan. The revolving credit is governed by a borrowing base of eligible accounts receivable and inventory, and the term loan amortizes in five equal semiannual installments which commenced in October 1995, for a remaining balance of $100 million at December 31, 1995. The borrowings, at the option of the Company, bear interest at either LIBOR plus a margin or a base rate with option periods of one to six months. The facility is secured by all the Company's domestic assets and 66% of the Company's ownership of certain of its subsidiaries.

         As subsequently amended, the revolving credit line has been increased to $325 million and has been extended one year to expire in September 1998.

         The Company also has a one-year $85 million unsecured Letter of Credit facility with certain banks to issue standby letters of credit to MKE and its affiliates, which expires in September 1996. As of December 31, 1995, there was no outstanding balance under this letter of credit facility.

         During the fourth quarter of fiscal 1996, the Company and MKE have agreed that the Company will return to its normal payment terms for product manufactured by MKE. During the fourth quarter of fiscal 1996, this change is expected to result in incremental cash requirements for the company of an estimated $50-$70 million. However, this forward-looking statement assumes customer demand and MKE's production and shipment levels to the Company are consistent with the Company's projections, and actual results could vary for the reasons discussed in "Trends and Uncertainties."

         The Company was not in compliance with one of its financial covenants in connection with its senior credit facility as of December 31, 1995; however, the Company has since received a waiver of this non-compliance.

         The Company's Convertible Subordinated Debentures due 2002 became redeemable at the Company's option on or after April 2, 1995, at prices ranging from 104.5% of the principal to 100% at maturity. Each debenture is convertible, at the option of the holder, into the Company's common stock at a conversion price of approximately $18.15 per share. During the first half of fiscal 1996, $79,567,000, or approximately 37%, of the outstanding debentures were converted into the Company's Common Stock. This conversion resulted in the issuance of 4,383,477 shares.

         The Company expects to spend approximately $40 million for leasehold improvements, capital equipment and expansion of the Company's facilities for the remainder of fiscal 1996. Over the next twelve months, the Company anticipates that capital spending will continue at a similar level. These capital expenditures will be to support the recording heads and tapes businesses as well as to support general corporate operations.

         In conjunction with the purchase of the Acquired Businesses in October 1994, the Company recorded an accrual for exit costs related to exiting facilities and operations acquired from Digital Equipment Corporation. The Company anticipates that cash outlays during the fourth quarter of fiscal 1996 for these exit activities will be approximately $23 million. During the nine months ended December 31, 1995, there were $5 million in cash outlays related to the exit costs.

         The Company anticipates that cash outlays during fiscal 1996 related to the $38 million third quarter charge associated with WSSG will be approximately $20 million and during the quarter ended December 31, 1995, there were $3 million in cash outlays related to this charge.

         On January 30, 1996, the Company announced its intention to transition the manufacturing of its WSSG high-capacity products to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan. Additionally, the Company announced the expectation of a fourth quarter non-recurring charge associated with the closure of the Company's two manufacturing facilities in Penang, Malaysia and Milpitas, California, ranging from $160-$190 million. The Company anticipates that the cash portion of this charge will be approximately $60-$70 million, which is estimated to be paid over the next three quarters. The Company's forecast of the size of the fourth quarter charge is forward-looking information, and actual results could vary for the reasons discussed in "Trends and Uncertainties."

         On February 5, 1996, the Company announced plans to issue approximately $200 million of Convertible Subordinated Notes. These Notes will have a term of 7 years and will bear interest at a rate to be determined upon issuance. The net proceeds received from this issuance will be used to pay outstanding borrowings under the term loan and revolving loan facilities. The $100 million amount outstanding under the term loan will not be available for reborrowing. Remaining proceeds, including incremental availability under the revolving loan facility, will be used for working capital and general corporate purposes and will be invested in interest bearing short-term instruments.

         The Company believes that its existing capital resources, including its credit facilities and any cash generated from operations, in addition to the pending Notes issuance as described above, will be sufficient to meet all currently planned expenditures and sustain operations for the next twelve months. However, this forward-looking statement assumes that operating results and cash flow from operations will meet the Company's expectations, and actual results could vary due to the factors described below. The Company continues to work to identify additional sources of cash and there can be no assurance that if required, the Company will be able to obtain such financing on acceptable terms, or at all.

TRENDS AND UNCERTAINTIES

         The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the expected benefits of transitioning the manufacturing of the Company's high-capacity hard disk drive products to MKE, as well as management's expectations regarding financial results for the fourth quarter of fiscal 1996 and for fiscal 1997. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below and elsewhere in this report.

         On January 30, 1996, the Company announced its intention to transition the manufacturing of its WSSG high-capacity products to MKE. Additionally, the Company announced the expectation of a fourth quarter non-recurring charge associated with the closure of the Company's two manufacturing facilities in Penang, Malaysia and Milpitas, California, ranging from $160-$190 million. The charge will include capital equipment and inventory write-offs associated with the Company's high-capacity production facilities, and severance for approximately 1,800 regular and 450 temporary employees. As a result of this non-recurring charge, the Company expects to report a significant loss for the fourth quarter of fiscal 1996. The Company's forecast of the size of the fourth quarter charge is forward-looking information, and actual results could vary. The charge could be greater in the event demand for the Company's current high-capacity products declines faster than expected, resulting in excess inventory, or in the event the Company experiences unanticipated problems or incurs greater than expected costs in connection with the closure of its high-capacity manufacturing operations.

         The Company expects that sales for the fourth quarter of fiscal 1996 will be comparable to third quarter sales levels. The Company expects sales from its high-capacity products, presently manufactured by the Company in Milpitas, California and Penang, Malaysia, to decline substantially in the second quarter of fiscal 1997, as the Company transitions customers to its newer generation high-capacity products to be manufactured by MKE. The high-capacity products currently under development are expected to achieve volume production and contribute to revenue in the latter half of fiscal 1997. The foregoing expectations are dependent upon continued market acceptance of the Company's desktop and specialty storage products, including those currently in development, as well as upon the successful completion of development, customer acceptance, and timely qualification of the high-capacity products by MKE, none of which can be assured.

         The Company anticipates gross margin will improve during the second half of fiscal 1997 as the Company benefits from lower inventory and capital equipment spending, and improvements in manufacturing efficiencies as a result of its transition of the manufacturing of WSSG products to MKE. The Company expects that operating margins will increase in the fourth quarter of fiscal 1996, and further increase in fiscal 1997 as benefits from the reduction in expenses associated with the WSSG transition begin to be realized. However, the Company does not expect these efficiencies to be realized until the commencement of volume production of the high-capacity products at MKE, currently scheduled for the second half of fiscal 1997. The Company's expectations regarding improvements in gross margin and reductions in operating expenses in fiscal 1997 are dependent on the successful transition and cost-effective manufacturing of the high-capacity products, and assume that price competition or cost increases on these and other products will not offset the anticipated efficiencies associated with the change in manufacturing strategy for the WSSG.

         FLUCTUATIONS IN RESULTS OF OPERATIONS. The Company's results of operations are subject to fluctuations from period to period. In this regard, the demand for the Company's hard disk drive products depends on the demand for the computer systems manufactured by its customers, which is affected by computer system product cycles and by prevailing economic conditions. Growth in demand for computer systems, especially in the PC market segment, where the Company derives a significant amount of its disk drive sales, has historically been subject to significant fluctuations. Such fluctuations in end user demand have in the past, and may in the future, result in the deferral or cancellation of orders for the Company's products. A slowdown in demand for PCs would have a material adverse effect on the Company's results of operations. During 1995, there was significant growth in the demand for PCs, a portion of which represented sales of PCs for use in the home. Although many analysts forecast continued strong growth in personal computer sales during 1996, such growth is expected to be at a slower rate than the rate experienced during 1995. Based on the foregoing, the Company could experience a decrease in demand for its products in the near future. Any such slowdown in demand would have a material adverse effect on the Company. The hard disk drive industry has also been subject, from time to time, to seasonal fluctuations in demand, with relatively flat demand in the quarter ending September 30 as compared to the quarter ending June 30 and increasing demand throughout the quarters ending December 31 and March 31. The Company's shipments tend to be highest in the third month of each quarter and failure by the Company to complete shipments in the final month could adversely affect the Company's operating results for the quarter.

         The market for hard disk drives is characterized by intense competition and short product life cycles, and such factors typically result in a need to lower prices and introduce new, more cost effective products in a timely manner. In this regard, the Company intends to introduce important new products during 1996, and there can be no assurance that it will be successful in this regard. If this does not occur, the Company would be materially and adversely affected. The hard disk drive industry also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices further than expected, which could adversely affect its sales and gross margin.

         TRANSITION OF HIGH-CAPACITY MANUFACTURING OPERATIONS TO MKE. Since the Company's acquisition of Digital's high-capacity disk drive operations in late 1994, the Company has experienced significant difficulties in integrating these operations into its high-capacity business. These difficulties have included problems involving both the development and manufacturing of its high-capacity products and have resulted in, among other things, significant delays in meeting the qualification standards imposed by certain major customers of the Company's high-capacity disk drive products.

         The Company's transition of its high-capacity manufacturing operations to MKE entails several risks, and there can be no assurance that the Company's efforts in this regard will be successful. The transition will require close and continuous collaboration between the Company and MKE in all phases of design, engineering and production of its high-capacity products. Although the Company has had a continuous manufacturing relationship with MKE since 1984, the Company's high-capacity products are more complex to manufacture than its desktop products. MKE has not previously manufactured any significant amount of the Company's high-capacity products and there can be no assurance that the Company's previous difficulties with its high-capacity products will be resolved or that new problems will not arise as a result of the transition of this manufacturing to MKE. Any failure of the Company to successfully manage this transition would have a material adverse effect on the Company's financial position and results of operations.

         In addition, the Company's high-capacity manufacturing transition requires the successful introduction of two new products during 1996. These products are still in development and have not been released to customers for evaluation. The Company's product development efforts entail a number of risks, and there can be no assurance that the Company will be successful in these efforts.

         DEPENDENCE ON MKE RELATIONSHIP. The Company is dependent upon MKE for the manufacture of its disk drive products. During fiscal 1995 and the first three quarters of fiscal 1996, approximately 80% and 75%, respectively, of the Company's sales were derived from products manufactured by MKE. The Company recently announced that it will transition the manufacturing of its high-capacity hard disk drive products to MKE. The Company and MKE have agreed that, following this transition, MKE will have the exclusive right to manufacture all of the Company's hard disk drive products.

         The Company's relationship with MKE is critical to the Company's business and financial performance, and the Company relies on MKE for manufacturing capacity and related capital requirements, as well as product quality and timeliness of delivery.

         MKE's production schedule is based on the Company's forecasts of its product purchase requirements, and the Company has only limited rights to modify short-term purchase orders issued to MKE. The failure of the Company to accurately forecast its requirements could lead to inventory shortages or surpluses which could adversely affect results of operations. In addition, the Company renegotiates pricing arrangements with MKE on a periodic basis. Failure to reach agreements reasonable to the Company with regard to pricing would adversely affect the Company.

         The Company's relationship with MKE, which has been continuous since 1984, is currently governed by a master agreement that, unless extended, will expire in December 1997. This agreement was recently amended to include the manufacture of the Company's high-capacity hard disk drive products by MKE. The failure of the parties to extend their relationship, or the extension of the relationship on terms unfavorable to the Company, could have a material adverse effect on the Company if an appropriate alternative supplier is not identified and selected.

         DEPENDENCE ON SUPPLIERS OF COMPONENTS AND SUB-ASSEMBLIES; COMPONENT SHORTAGES. The Company and its manufacturing partner, MKE, are dependent upon suppliers for components and sub-assemblies, including recording heads, media and integrated circuits, which are essential to the manufacture of the Company's products. In connection with certain products, the Company qualifies only a single source for certain components and sub-assemblies, which can magnify the risk of shortages. Component shortages have in the past constrained the Company's revenue growth. If such shortages occur, or if the Company experiences quality problems with component suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's results of operations. The Company believes that the industry will periodically experience component shortages, and there can be no assurance that these issues will not adversely affect the Company's operating results.

         NEW PRODUCT DEVELOPMENT. Quantum operates in an industry characterized by increasingly rapid technological changes and short product life cycles. For these and other reasons, including competitive pressures, gross margins on specific products can decrease rapidly and any delay in introduction of more advanced and more cost effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to develop new products, to successfully introduce these products to the market on a timely basis and to commence volume production to meet customer demands. The Company's inability to successfully manage this transition could have a material adverse effect on the Company.

         The Company is also currently engaged in a substantial effort to advance the development of its MR recording heads. MR technology is complex, and as is typical of new head technology, manufacturing yields begin at relatively low levels and increase throughout the product life of the recording head. Increases in the current levels of production yields for MR heads will be required for the Company to meet its manufacturing objectives for certain disk drive products scheduled for volume production in fiscal 1997. In the event that yields do not improve, there are limited alternative sources of supply for MR recording heads, and there can be no assurance that the Company will be able to locate and obtain adequate supply from such alternative sources.

         In addition, technological advances in magnetic, optical or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's products. Further, the Company's new products and components are subject to significant technical risks, If the Company experiences delays in the commencement of commercial shipments of new products or components, the Company could experience delays or loss of product sales. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition would be materially adversely affected.

         CUSTOMER CONCENTRATION. As is typical in the disk drive industry, the Company's customer base is concentrated with a small number of systems manufacturers. The Company's sales to its customers are generally governed by written agreements. Except with respect to the Company's agreement with Digital, none of these agreements obligates a customer to purchase any minimum volume of the Company's products, and such agreements are generally terminable at will by the customer.

         Sales of the Company's desktop products, which comprise a significant majority of its overall sales, were concentrated during 1995 in several key customers. Sales to the top five customers of the Company during the nine months ended December 31, 1995 represented 45% of total sales, of which 12% represented sales to Apple and 11% represented sales to Compaq. The Company is generally unable to predict whether or not there will be any significant change in demand for its customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss or delays in orders, the Company would be materially adversely affected.

         INTENSELY COMPETITIVE INDUSTRY. The mass storage products industry in general, and the disk drive industry in particular, is characterized by intense competition which results in rapid price erosion, short product life cycles, and continuous introduction of new products offering increased levels of capacity and performance. Quantum faces direct competition from a number of companies, including Seagate, Conner, Western Digital, IBM and Maxtor. Seagate and Conner have announced their intention to merge, and if such merger is consummated, it will result in the world's largest disk drive manufacturer. There can be no assurance that the Company can compete effectively with these or any other companies, and the Company is unable to predict the effect, if any, that the Seagate/Connor merger may have on the Company's business. In the event that the Company is unable to compete effectively with these or any other companies, the Company's business, financial condition or results of operations would be materially adversely affected.

         INTELLECTUAL PROPERTY MATTERS. The hard disk drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. The Company is from time to time approached by companies and individuals alleging Quantum's need for a license under patented technology that Quantum assertedly uses. There can be no assurance that licenses to any such technology, if required, could be obtained on commercially reasonable terms or at all. Adverse resolution of any intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products. In addition, the costs of engaging in such litigation may be substantial, regardless of the outcome.

         FUTURE CAPITAL NEEDS. The mass storage business is capital-intensive and competitive. Although the Company is in the process of transitioning the manufacturing of all of its hard disk drive products to MKE, the Company believes that in order to remain competitive in the mass storage business, it will need significant additional financial resources over the next several years for capital expenditures, working capital and research and development. The Company believes that it will be able to fund these capital requirements from a combination of the proceeds of the Convertible Subordinated Note Offering, existing cash balances, cash flow from operations and funds available under its credit facilities. However, in the event the Company decides to increase its capital expenditures further or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company will require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or, if available, will be available on favorable terms. In addition, the Company may require additional capital for other purposes not presently contemplated by the Company. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment and research and development expenditures, which could adversely affect the Company's future operations and competitive position.

                               QUANTUM CORPORATION

                           PART II - OTHER INFORMATION


Item 1.  Legal proceedings

         As previously reported, Quantum's declaratory judgment lawsuit against Rodime PLC of Glasgow, Scotland, resulted in a summary judgment that claims of Rodime's U.S. Patent No. 4,638,383 were invalid because of impermissible broadening in reexamination proceedings. This summary judgment was affirmed on September 22, 1995, by the U.S. Court of Appeals for the Federal Circuit. Subsequently, Rodime has petitioned the court for a rehearing and a hearing in banc. This petition was denied by the Court of Appeals on November 27, 1995. If the appellate decision is left undisturbed by any further appellate proceedings, including any U.S. Supreme Court review, Quantum believes that it is fully dispositive of its dispute with Rodime. Due to the inherent uncertainties of ongoing litigation, there can be no assurance that the appellate decision will become finally dispositive.

         The Company was a co-defendant in a lawsuit filed by Supercom, Inc. and other named plaintiffs on April 17, 1995, in the United States District Court in and for the Northern District of California. The complaint alleged that the defendants were responsible for the initiation and execution of a search warrant relating to Quantum disk drives in the plaintiffs' possession, in violation of the plaintiffs' rights. The complaint included allegations of malicious prosecution, assault, abuse of process, conspiracy, negligent and intentional interference with contractual relations, negligent and intentional infliction of emotional distress and civil rights violation, and sought unspecified damages which the plaintiffs alleged were in excess of $500,000. The Company believes that the plaintiffs' claims against Quantum are without merit, and the Company intended to vigorously defend itself. On December 18, 1995, Supercom requested the court to dismiss all charges against Quantum.


Item 2.  Changes in securities - Not Applicable.


Item 3.  Defaults upon senior securities - Not Applicable


Item 4. Submission of matters to a vote of security holders - Not Applicable.


Item 5.  Other information - Not Applicable

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


                                          QUANTUM CORPORATION
                                              (Registrant)




Date: February 5, 1996               By:    /s/ Joseph T. Rodgers
                                            Joseph T. Rodgers
                                            Executive Vice President, Finance
                                               and Chief Financial Officer

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS



                                                                 Sequentially
Exhibit                                                            Numbered
Number                                                               Page



10.34      Louisville, Colorado lease                                 22


11.1       Statement of Computation of Net Income Per Share           69


27         Financial Data Schedule                                    70