Form 10-K405
period 1996-03-31
QUANTUM CORP /DE/
filed 1996-06-28
CIK 709283

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
- --------------------------------------------------------------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12390

                               QUANTUM CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                 94-2665054
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
(incorporation or organization)

500 MCCARTHY BLVD., MILPITAS, CALIFORNIA               95035
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (408) 894-4000

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
               6 3/8% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002
                                 PREFERRED STOCK
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [  X  ]    NO [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 1996: $949,425,659 based upon the closing price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive. The number of shares outstanding of the Registrant's Common Stock as of May 1, 1996, was 54,293,006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

PART I

ITEM 1.

BUSINESS

Quantum Corporation (the "Company" or "Quantum") was incorporated as a California corporation in February 1980, and reincorporated as a Delaware corporation in April 1987.

Quantum designs, develops and markets information storage products, including high-performance, high quality hard disk drives, recording heads and tape drives. The Company combines its engineering and design expertise with the high volume hard disk drive manufacturing capabilities of its exclusive manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan, to produce high quality hard disk drives to meet the storage requirements of workstations, servers, disk arrays, entry-level to high-end desktop PCs and minicomputers. In addition, the Company designs and manufactures its linear tape drive products as well as the recording heads which are used in the Company's disk drive products. The Company's customers include leading OEMs such as Acer, Apple, Compaq, Dell, Digital, Hewlett-Packard, IBM, NEC, Silicon Graphics and Sun Microsystems.

The Company's strategy is to offer a diversified product portfolio which features leading edge technology and high quality manufacturing for a broad range of market applications. The Company's storage business is currently structured into the following four main operating divisions:

         DESKTOP AND PORTABLE STORAGE GROUP (DPSG). The Desktop and Portable Storage Group designs, develops and markets hard disk drives designed to meet the storage needs of desktop and portable systems. The Company's DPSG products are designed for entry-level to high-end desktop PCs for use in both home and business environments.

         WORKSTATION AND SYSTEMS STORAGE GROUP (WSSG). The Workstation and Systems Storage Group designs, develops and markets the Company's most technologically advanced hard disk drives for the demanding storage needs of servers, workstations, storage subsystems, high-end desktop systems and minicomputers. The Company's WSSG products are designed for storage-intensive applications such as graphics, disk arrays, desktop publishing systems, multimedia computing systems and networked data bases and file servers.

         SPECIALTY STORAGE PRODUCTS GROUP (SSPG). The Specialty Storage Products Group designs, develops, manufactures and markets linear tape drives and solid state disk drives. The tape drives use advanced linear recording technology and a highly accurate tape guide system to perform data backup for mid-range and high-end computer systems. The solid state disk drives have the high execution speeds required for applications such as imaging, multimedia, video-on-demand, on-line transaction processing, material requirements planning and scientific modeling.

         RECORDING HEADS GROUP (RHG). The Recording Heads Group designs, develops, and manufacturers both thin film inductive and magnetoresistive ("MR") recording heads used in the Company's products. The Company believes that MR technology, which provides higher capacity per disk than conventional thin film heads, will replace thin film heads as the leading recording head technology. The Company does not currently market thin film or MR heads to other companies.

Quantum operates in an industry characterized by rapid technological change. The Company is currently concentrating its product development efforts on broadening its existing disk and tape drive product lines through the introduction of new products, including new high-capacity hard disk drive products to be manufactured by MKE for WSSG, as well as new products targeted specifically for the increasing storage needs of the consumer market served by DPSG. The Company is also focusing its efforts on applying its MR technology to new generations of disk drives.

On October 3, 1994, Quantum acquired the Hard Disk Drive, Heads and Tape Drives Businesses of the Storage Business Unit of Digital Equipment Corporation (the "Acquired Businesses") in a transaction (the "Acquisition") accounted for as a purchase. The purchase of the Acquired Businesses was finalized in the second quarter of fiscal 1996, resulting in a $5.7 million reduction to the original contracted purchase price of $355.2 million. Included in the purchase were Digital's interest in Digital Equipment Storage Products (Malaysia) Sdn Bhd. and its 81% interest in Rocky Mountain Magnetics, Inc. ("RMMI"). Subsequently, RMMI's name was changed to Quantum Peripherals Colorado, Inc. ("QPC"). The Acquired Businesses were involved in the design, manufacture and marketing of computer disk drive, tape drive, tape media, solid state memory device and magnetic recording head products and optical storage devices and related technology other than CD-ROM.

On November 8, 1995, the Company announced a plan to reorganize its WSSG high-capacity business. This plan included resizing the infrastructure of the business, focusing development and manufacturing efforts on a more cost-effective product set and reducing the overall expense structure.

On January 30, 1996, the Company announced the transition of manufacturing of its WSSG high-capacity products to MKE, the Company's long-time manufacturing partner for desktop hard disk drives.

EXECUTIVE OFFICERS

The executive officers of the Company, and certain information about them as of March 31, 1996, are as follows:

Name                        Age        Position with the company

Stephen M. Berkley          52         Chairman of the Board
Michael A. Brown            37         President and Chief Executive Officer
Kenneth Lee                 58         President, Workstation Systems Storage Group
                                          and Chief Technical Officer
W.C. Robinette, Jr.         53         President and General Manager, Recording Heads Group
Young K. Sohn               40         President and General Manager, Desktop
                                          and Portable Storage Group
Mark Jackson                45         Executive Vice President, Hard Disk Drive Operations
William F. Roach            52         Executive Vice President, Worldwide Sales
Joseph T. Rodgers*          53         Executive Vice President, Finance, Chief Financial Officer
                                          and Secretary
Deborah E. Barber           56         Vice President, Human Resources
Gina M. Bornino*            35         Vice President and General Manager, Specialty Storage
                                          Products Group
Kenneth R. Pelowski*        36         Vice President, Strategic Planning and Business
                                          Development

* These officers have submitted their resignations since March 31, 1996.

Mr. Berkley joined the Company in 1981 as Vice President of Marketing. In 1983, he became the founding President and CEO of Quantum subsidiary Plus Development Corp., where he helped pioneer the development of Hardcard, the first hard disk expansion board for personal computers. In 1987, he returned to Quantum, serving as Chairman and CEO until 1992. He served as Chairman of Quantum's board until 1993 and became Board Chairman again in 1995. Prior to Quantum, Mr. Berkley was with Qume Corp. from 1977 to 1981 where he served initially as Vice President of Business Development and then General Manager of the Memory Products Division.

Mr. Brown joined the Company's marketing organization in August 1984. He was named Vice President, Marketing, in June 1990 and became Executive Vice President in February 1992. In 1993 he was named President of DPSG and in September 1995 he was appointed President and Chief Executive Officer. Prior to June 1990, Mr. Brown held positions in product and marketing management. Prior to joining the Company, he served in the marketing organization at Hewlett-Packard Company and provided management consulting services at Braxton Associates.

Mr. Lee joined the Company in 1989 as Director of Advanced Recording Technologies and was promoted to Vice President, Engineering, in 1990. In 1993, he was promoted to Executive Vice President, Technology and Engineering, and Chief Technology Officer. In 1994, he also assumed responsibility for the Recording Heads Group. In October 1995, Mr. Lee was named President of WSSG in addition to his role as Chief Technical Officer. Prior to joining the Company, he served for five years as Vice President, Product Development, for Domain Technology, and previously spent 15 years at the IBM Research Laboratory in San Jose, California, working on advanced magnetic storage devices.

Mr. Robinette joined the Company in August 1995 as President and General Manager of RHG. In October 1995 he was named an Executive Vice President of the Company. Prior to joining the Company, from 1992 to 1995, Mr. Robinette was Co-Founder, Chairman and Chief Operating Officer of MicroModule Systems, Inc. (MMS), a leader in the merchant multichip subsystems business. Previously, he was with Digital Equipment Corporation (DEC) where he was group manager of worldwide semiconductor manufacturing and technology, and group manager of UNIX/VAX-based systems and software manufacturing operations.

Mr. Sohn joined the Company in 1992 as President and Managing Director of Quantum Asia-Pacific. In 1994 he was named Vice President of Marketing for DPSG and in February 1996 was promoted to President and General Manager of DPSG. Prior to joining the Company in 1992, Mr. Sohn spent nine years at Intel Corporation where, most recently, he managed that company's AT chip set business.

Mr. Jackson joined the Company in 1985, serving in a variety of positions in the logistics and operations organizations. In 1993 he was named Vice President of Worldwide Logistics. Mr. Jackson served as President of DPSG from October 1995 to February 1996, when he was named Executive Vice President of Hard Disk Drive Operations, responsible for production planning, logistics, quality and reliability, customer service and materials support for both DPSG and WSSG.

Mr. Roach joined the Company in September 1989 as Vice President, Sales, and was promoted to Executive Vice President, Worldwide Sales, in August 1993. Prior to joining the Company, he spent 12 years in sales at Intel Corporation, last serving as Worldwide Director, Distribution Sales and Marketing.

Mr. Rodgers joined the Company in December 1980 as its Vice President, Finance. He was elected Secretary in May 1981 and Treasurer in September 1981 and promoted to Executive Vice President, Finance in April 1986. From July 1979 to December 1980, he served as Vice President, Finance, of Braegen Corporation, a manufacturer of computer equipment. He also has more than nine years experience with Price Waterhouse, last serving as an audit manager.

Ms. Barber joined the Company in October 1992 as Vice President, Human Resources, Corporate Services, and Business Excellence. Prior to joining the Company, she served five years at Cray Research as Vice President, Human Resources. From June 1978 to January 1988, Ms Barber was employed by Honeywell, Inc., last serving as Director of Human Resources for the military Avionics Division.

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

Mr. Pelowski joined Quantum in April 1995 as Vice President, Strategic Planning and Business Development. From 1990 to 1995, Mr. Pelowski was Senior Director of Business Development at Sun Microsystems, responsible for planning, equity investments, corporate deals and mergers and acquisitions. Prior to Sun Microsystems, he was a marketing manager with Intel Corporation from 1987 to 1989.

PRODUCTS

DESKTOP AND PORTABLE STORAGE GROUP:

         QUANTUM TRAILBLAZER(TM), QUANTUM FIREBALL, QUANTUM SIROCCO(TM) AND QUANTUM FIREBALL TM SERIES 3.5-INCH DESKTOP PRODUCTS:

         Quantum's desktop 3.5-inch hard drives consist of the Quantum Trailblazer, Quantum Fireball, Quantum Sirocco and Quantum Fireball TM Series products. These products are designed to meet the needs of desktop systems.

         Quantum Trailblazer 850. Mass production of the Trailblazer 850 began in April 1995. The Quantum Trailblazer provides an industry-leading storage solution for entry-level and mid-range desktop computer systems. The drive features an innovative mechanical platform that results in improved acoustics and lower cost, and a low part-count that increases reliability and lowers power consumption.

         Quantum Fireball 640/1280. Mass production of these products began in October 1995. Quantum Fireball hard drives feature leading areal density and innovative technology for capacity-hungry desktop systems and servers. These products incorporate technologies such as advanced read channel, enhanced interfaces to increase data transfer rates and firmware that minimizes command overhead. As of June 1996, Quantum had shipped over 10 million Fireball drives.

         Quantum Sirocco 1700/2550. Mass production of these products began in March 1996. Quantum Sirocco hard drives are one of the industry's first desktop storage devices to combine magnetoresistive (MR) heads and a Partial Response Maximum Likelihood (PRML) read channel, two advanced technologies that are driving areal density and performance improvements. Both drives are suited for multimedia, video and information downloading applications.

         Quantum Fireball 2.1/3.2 TM Series. Introduced in February 1996, Quantum Fireball TM Series drives are the industry's first hard disk drives to offer 1 gigabyte (GB) per platter storage capacity. Fireball TM Series drives are the latest additions to the award-winning Fireball family and also combine MR and PRML technologies to provide the storage capacities and performance required by commercial personal computer systems.

         QUANTUM BIGFOOT(TM) 5.25-INCH DESKTOP PRODUCTS:

         Quantum Bigfoot 1.2/2.5. Mass production of Quantum Bigfoot hard drives began in March 1996. These products combine value with high-capacity for consumer-oriented personal computer systems. Quantum 5.25-inch hard drives fit into most modular PCs without any customization to system enclosures.

WORKSTATION AND SYSTEMS STORAGE GROUP:

         QUANTUM ATLAS(TM), QUANTUM ATLAS(TM) II AND QUANTUM VIKING(TM) 3.5-INCH HIGH-CAPACITY PRODUCTS:

         Quantum's high-capacity 3.5-inch hard drives include the Quantum Atlas, Quantum Atlas II and Quantum Viking products. These disk drives are Quantum's most technologically advanced products and meet the demanding needs of high-end desktop systems, workstations, RAID subsystems, servers and minicomputers.

         Quantum Atlas 2150/4300. Mass production of the Quantum Atlas products began in December 1994. The Company has announced plans to phase out this product line in connection with the transition to MKE of the manufacturing for the Company's high-capacity products. This product line will be replaced by the Atlas II high-capacity products.

         Quantum Atlas II 4.5/9.1. Announced in April 1995, Quantum Atlas II hard drives, to be manufactured by MKE, are intended to provide the capacity, performance and fault-tolerance required by high-end systems such as video and database servers, RAID subsystems, mid-range workstations and mini-computers. Atlas II drives feature 7,200 rotations-per-minute (RPM) spin speed and leading-edge technologies such as MR heads, Ultra SCSI-3 and fiber channel interfaces to meet the needs of the high-end marketplace.

         Quantum Viking 2.1/4.3. Announced in February 1996, Quantum Viking hard drives combine workstation-class performance with PC-class prices, meeting the needs of one of the fastest-growing segments of the high-end marketplace: workstations and PC-based servers. The drives feature capacities of 2.1 and 4.3 GBs with MR heads and PRML read channels and a high internal data rate of 74 to 120 megabits per second. A wide selection of Ultra SCSI-3 interfaces provide burst data transfer rates as fast as 40 MB per second.

SPECIALTY STORAGE PRODUCTS GROUP:

         QUANTUM DLT(TM) 0.5-INCH CARTRIDGE TAPE DRIVES:

         Quantum DLT 2000XT. Mass production of the Quantum DLT 2000XT began in September 1995. This device is a 0.5-inch cartridge streaming tape drive designed to perform data back-up for mid-range and high-end computer systems. With advanced linear recording technology, a highly accurate tape guide system, and an adaptive control mechanism, the drive is suited for mid-range systems, network servers, and high-end workstations and systems. Using data compression techniques, the DLT 2000XT features a formatted capacity of 30 GBs per cartridge and a sustained data transfer rate of 2.5 megabytes (MB)/second.

         Quantum DLT 4000. Mass production of the Quantum DLT 4000 began in February 1995. This 0.5-inch cartridge streaming tape drive is designed for heavy duty cycle computer applications in the mid-range to high-end of the tape drive market. Assuming data compression, the DLT 4000 features a combination of 40 GBs per cartridge and a sustained data transfer rate of 3 MB/second.

         Quantum DLT 7000. Introduced in January 1996, the Quantum DLT 7000 provides data storage and retrieval for demanding data back-up, archive, and on-line storage applications. Assuming data compression, this tape drive achieves a transfer rate of over 10 MBs per second and a formatted capacity of 70 GBs, this tape drive provides significant performance and capacity advantages over other drives in its class.

         QUANTUM DLT(TM) AUTOLOADERS:

         Quantum DLT 2500XT/2700XT/4500/4700. Quantum DLT Autoloaders are five- and seven-cartridge subsystems designed for high-capacity data backup applications in the computer systems market. Ranging in capacity from 150 to 280 GBs, each autoloader consists of an elevator mechanism that provides random or sequential cartridge access between a tape drive and cartridge magazines. All are appropriate table-top solutions or can be configured into standard 19-inch equipment racks.

         QUANTUM DLTstor(TM) TAPE LIBRARY:

         Announced in January 1996, the Quantum DLTstor tape library is designed for use with Quantum's family of DLT 7000, 4000 and 2000XT tape drives. Equipped with two seven-cartridge magazines and up to three drives, the DLTstor product family is available in native capacities of 490, 280 and 210 GBs.

         QUANTUM ESP5000 SERIES, ESP3000 SERIES AND ESP3000/ESP5000 TABLE TOP SERIES SOLID STATE DISKS:

         Quantum's solid state disks (SSDs) significantly improve the execution speed of applications such as imaging, multimedia, video-on-demand, on-line transaction processing, material requirements planning and scientific modeling. In product development environments, the products can substantially shorten time-to-market. Quantum's SSDs are used like magnetic disks, however, they achieve near instantaneous access times by eliminating the latency associated with disk rotation and head seek. SSD drives include a unique and fully integrated data retention system with continuous back-up to ensure that data is safely stored in the event of a power interruption. The Company currently offers the Quantum ESP5000 Series 5.25-inch form factor SSDs and the Quantum ESP3000 Series 3.5-inch form factor SSDs. Quantum's SSD drives did not represent a significant amount of the Company's revenues in the fiscal years ended March 31, 1996 and 1995.

PRODUCT DEVELOPMENT

Quantum operates in an industry characterized by rapid technological changes and short product life cycles. For these and other reasons, including competitive pressures, gross margins on specific products can decrease rapidly and any delay in introduction of more advanced and more cost effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to develop new products, to qualify these products with its customers, to successfully introduce these products to the market on a timely basis and to commence volume production to meet customer demands. In this regard, the Company expects that sales of new products will account for a significant portion of fiscal 1997 sales and that sales of older products will decline. However, the foregoing is a forward-looking statement and actual results could vary. See "Trends and Uncertainties - New Product Development" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company expects sales from its current high-capacity products, presently manufactured by the Company in Milpitas, California and Penang, Malaysia, to decline substantially in the first half of fiscal 1997, as the Company transitions its customers to new high-capacity products to be manufactured by MKE. The Company's new high-capacity products, currently under development, are not expected to achieve volume production and contribute to sales prior to the latter half of fiscal 1997. The Company's inability to successfully manage this transition could have a material adverse effect on the Company. In addition, the Company designs and manufactures other information storage related technologies, including magnetic recording head products and tape media. Any failure of the Company to successfully develop and manufacture new products and manage the transition of customers to these products would adversely affect the Company's results of operations.

For the three fiscal years ended March 31, 1996, 1995 and 1994, the Company's research and development expenses were $239.1 million, $169.3 million, and $89.8 million, respectively. The increase in research and development expenses for the year ended March 31, 1996, is due to the impact of a full year of expenses for the Acquired Businesses and reflects spending for both the vertically integrated heads business and the additional high-capacity disk drive products. The information storage industry, particularly the hard disk drive business, is subject to rapid technological advances, and the future success of the Company is dependent upon continued development and timely introduction of new products and technologies. As a result, the Company expects to continue to make significant expenditures for research and development. See "Trends and Uncertainties," in Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANUFACTURING

The Company believes that its manufacturing strategy is a key to its success. For production of its desktop hard disk drives, Quantum has relied exclusively on MKE and the Company recently announced the transition to MKE of the high-capacity product manufacturing. MKE is a substantial manufacturer of hard disk drives and other electronic components and is a majority-owned subsidiary (57.3%) of Matsushita Electric Industries Company, Ltd., of Japan. MKE produces hard disk drives for Quantum in Japan, Singapore and Ireland. MKE's state-of-the-art manufacturing process is highly automated, employing integrated computer networks and advanced control systems. During fiscal 1996, approximately 75% of the Company's sales were derived from products manufactured by MKE, a decline from 80% of fiscal 1995 sales. The decline in MKE products as a percentage of sales is a result of the increase in consolidated sales due to the products related to the Acquired Businesses and Quantum's manufacturing of those products for a full year. Since the Company's acquisition of Digital's high-capacity disk drive operations in late 1994 (the "Digital Acquisition"), the Company has experienced significant difficulties integrating these operations into its high-capacity business. With the transition of high-capacity product manufacturing to MKE, the Company announced its plans to close its high-capacity disk drive manufacturing plants in Milpitas, California and Penang, Malaysia by September 1996. As a result, the Company's dependency on MKE will increase. Prior to this transition, the Company had also closed its high-capacity disk drive manufacturing operations in Colorado Springs, Colorado. Quantum continues to perform manufacturing for its head operations in Batam, Indonesia, Louisville, Colorado, and Shrewsbury, Massachusetts. Manufacturing for the Company's tape products is performed in Colorado Springs, Colorado.

The Company and its manufacturing partner, MKE, are dependent on suppliers for components and sub-assemblies, including recording heads, media and integrated circuits, which are essential to the manufacture of the Company's products. In connection with certain products, the Company qualifies only a single source for certain components and subassemblies, which can magnify the risk of shortages. Component shortages have, in the past, constrained the Company's revenue growth. If such shortages occur, or if the Company experiences quality problems with component suppliers, shipment of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's results of operations. The Company believes that the industry will periodically experience component shortages, and there can be no assurance that these issues will not adversely affect the Company's operating results.

The Company's relationship with MKE, which has been continuous since 1984, is currently governed by a master agreement that, unless extended, will expire in December 1997. The current agreement between the Company and MKE gives MKE the exclusive worldwide right to manufacture, and the Company the exclusive worldwide right to design and market, hard disk drives. The Company provides MKE with forecasts of its requirements and places purchase orders approximately three months prior to delivery. The Company has only a limited right to modify these purchase orders. The Company's transactions with MKE are denominated in U.S. dollars with prices for product purchases negotiated periodically, generally on a semiannual basis. Thus, fluctuations in the exchange rate have no material short term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices. The failure of the parties to extend their relationship, or the extension of the relationship on terms unfavorable to the Company, would have a material adverse effect on the Company.

The Company's current product manufacturing relies on both thin film head technology and magnetoresistive ("MR") recording head technology. The Company believes that MR head technology will replace thin film heads as the leading recording head technology. As a result, the Company is currently engaged in a substantial effort to advance the development of its MR recording heads. There can be no assurance as to the timing of the transition from thin film heads to MR recording heads, or the Company's success in its development efforts. See "Trends and Uncertainties", in Management's Discussion and Analysis of Financial Condition and Results of Operations.

SALES AND MARKETING

The Company markets its products directly to desktop personal computer, notebook and workstation manufacturers and to distributors, resellers and systems integrators through its worldwide sales force. Sales to major customers, as a percentage of consolidated sales, for the fiscal years ended 1996, 1995 and 1994 were as follows:

                               1996        1995        1994
                               ----        ----        ----
Compaq Computer, Inc.           12%         16%         10%
Apple Computer, Inc.            11%         12%         22%

As is typical in the information storage industry, the Company's customer base is concentrated with a small number of systems manufacturers. The Company's sales to its customers are generally governed by written agreements. In general, these agreements do not obligate a customer to purchase any minimum volume of the Company's products. Any significant decrease in sales to these customers, or the loss of one or all of these customers, could have a material adverse effect on the Company's results of operations.

Quantum maintains a European regional headquarters in Neuchatel, Switzerland, an Asia-Pacific regional headquarters in Singapore, a Japanese headquarters in Tokyo and sales offices throughout the world. International sales, which include sales to foreign subsidiaries of United States companies, accounted for 52% of sales in fiscal 1995 and 53% in both fiscal 1995 and 1994. See also Note 13 in the Notes to Consolidated Financial Statements.

WARRANTY AND SERVICE

Quantum generally warrants its products against defects in design, materials and workmanship for one to five years. A provision for estimated future warranty costs is recorded when products are shipped. The Company believes its accrual for warranty liability is adequate. However, actual warranty expenditures could have a material unfavorable impact on the Company if the rate of unit failure or the cost to repair a unit is greater than what the Company has assumed in its estimate. The Company maintains in-house service facilities for refurbishment or repair of its products in Milpitas, California, Dundalk, Ireland and Penang, Malaysia.

BACKLOG

The Company's six-month order backlog at June 13, 1996, was approximately $870 million compared to approximately $820 million at May 8, 1995. Backlog increased slightly year-to-year, but reflects a slowdown in demand from the fourth quarter of fiscal 1996. As noted in "Management's Discussion and Analysis of Financial Condition and Resuts of Operations," under "Trends and Uncertainties," on June 12, 1996, the Company announced that weaker than expected industry demand for drives for the PC market is expected to have an adverse impact on revenue and earnings for the first quarter of fiscal 1997.

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

COMPETITION

The information storage products industry in general, and the disk drive industry in particular, is characterized by intense competition which results in rapid price erosion, short product life cycles, and continuous introduction of new products offering increased levels of capacity and performance. Quantum faces direct competition from a number of companies, including Seagate, Western Digital, IBM and Maxtor and Exabyte. In February 1996, Seagate merged with Conner, a former competitor, creating a company that is the world's largest disk drive manufacturer. There can be no assurance that the Company can compete effectively with these or any other companies, and the Company is unable to predict the effect, if any, that the Seagate/Conner merger may have on the Company's business. In the event that the Company is unable to compete effectively with these or any other companies, the Company's business, financial condition or results of operations would be materially adversely affected.

In the market for desktop products, Quantum competes primarily with Seagate, Western Digital and Maxtor. Quantum and its competitors have developed and are developing a number of products targeted at particular segments of this market, such as home PC buyers, and factors such as time to market can have a significant effect on the success of any particular product. The desktop market is characterized by more competitors and shorter product life cycles than the hard disk drive market in general.

The Company faces competition in the high-capacity disk drive market primarily from Seagate and IBM. Seagate has the largest share of the market for high-capacity disk drives. Although the same competitive factors generally applicable to the overall disk drive industry apply to high-capacity disk drives, the company believes that the performance and quality of its products are more important in this segment than in the desktop market. In connection with the Company's recently announced transition of its manufacturing activities to MKE, the Company has been able to focus its product development efforts more closely on certain key products. The Company's success in the high-capacity market during the foreseeable future is dependent on the successful development, timely introduction and market acceptance of these key products, as to which there can be no assurance.

The Company also competes with companies offering products based on alternative data storage and retrieval technologies. In the market for tape drives, the Company competes with a large number of companies, including Exabyte. During fiscal 1996, the Company experienced increasing market acceptance of its tape drive products. However, a number of competitors have announced or already introduced tape drive product offerings and the market could become significantly more competitive during fiscal 1997. As a result, the Company could experience increased price competition. If price competition occurs, the Company may be forced to lower prices, in which case the Company would be materially adversely affected. Quantum currently does not market thin film or MR heads to outside companies. Technological advances in magnetic, optical or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's products, which could adversely affect the Company's results of operations.

Finally, the Company's customers could commence the manufacture of disk and tape drives for their own use or for sale to others. Any such loss of customers could have a material adverse effect on the Company.

PATENTS AND LICENSES

Quantum has been granted and/or owns by assignment 398 United States patents, including patents originally issued to its former subsidiary Plus Development Corporation, and patents originally issued to Digital Equipment Corporation. As a general rule, these patents have 17-year terms from the date of issuance. Quantum also has certain foreign patents and applications relative to certain of the products and technologies. Although Quantum believes that its patents and applications have significant value, the rapidly changing technology of the computer industry makes Quantum's future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent protection. See also "Legal Proceedings."

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

Quantum has signed several cross-licensing agreements with IBM, Seagate Technology and Hewlett Packard. These agreements enable Quantum to use certain patents owned by these companies, and it enables these companies to use certain patents owned by Quantum.

EMPLOYEES

At March 31, 1996, the Company had 7,036 regular employees. However, in connection with the transfer of the high-capacity product manufacturing to MKE and the closure of manufacturing operations in Milpitas, California and Malaysia, the Company has given termination notices to approximately 1,800 regular employees.

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

ITEM 2.
PROPERTIES

The Company has its Corporate headquarters and some high-capacity product manufacturing operations in a 37-acre leased campus complex in Milpitas, California, which includes five buildings. The Company owns a repair facility in Malaysia and a repair and distribution facility in Ireland. As part of the Acquisition, the Company acquired two buildings and the associated 72-acre parcel of land in Shrewsbury, Massachusetts, as well as a manufacturing plant in Malaysia. The Shrewsbury facilities are currently utilized for research and development activities, as well as the production of recording heads. In conjunction with the announced plan to transfer its high-capacity disk drive manufacturing to MKE, the Company is shutting down the high-capacity manufacturing operations in California and Malaysia. A buyer is being sought for the manufacturing building in Malaysia; however, the Company cannot predict when a sale might be completed. The Company has committed to purchase a building in Louisville, Colorado, which will be used for recording heads research and development and manufacturing. Additionally, the Company leases office and warehouse space and repair and manufacturing facilities throughout the world, typically on a short-term basis. The Company believes that its configuration and warehouse facilities are adequate to support customer requirements during fiscal 1997. The aggregate lease payments for all facilities in fiscal year 1996 were approximately $30 million.

ITEM 3.

LEGAL PROCEEDINGS

On February 26, 1993, Quantum commenced a declaratory judgment lawsuit against Rodime PLC of Glasgow, Scotland, in the U.S. District Court for the District of Minnesota. Rodime counterclaimed by asserting that certain Quantum 3.5-inch hard disk drive products infringed its U.S. Patent No. 4,638,383 and sought royalty payments under that patent. The United States District Court entered a summary judgment in Quantum's favor, ruling that claims of the Rodime patent were invalid because of impermissible broadening in reexamination proceedings. This summary judgement was affirmed on September 22, 1995, by the U.S. Court of Appeals for the Federal Circuit. On April 29, 1996, the United States Supreme Court declined to review this decision. This ruling, now final, is fully dispositive of Quantum's dispute with Rodime.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

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

Fiscal 1996                                     High          Low
- -----------                                     ----          ---
Fourth quarter ended March 31, 1996            19 7/8        16 5/8
Third quarter ended December 31, 1995          20 7/8        16 1/8
Second quarter ended October 1, 1995           27 9/16       20 7/8
First quarter ended July 2, 1995               26 5/16       15

Fiscal 1995                                     High          Low
- -----------                                     ----          ---

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

As of May 1, 1996, there were approximately 2,445 shareholders of record of the Company.

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands except per
share amounts, and ratios)

                                                             Year ended March 31 (iv)
                             ----------------------------------------------------------------------------------
                                 1996(i)            1995(iii)          1994            1993            1992
                             ----------------------------------------------------------------------------------
Sales                        $ 4,422,726         $ 3,367,984       $ 2,131,054     $ 1,697,240      $ 1,127,733
Research and development     $   239,116         $   169,282       $    89,837     $    63,019      $    59,255
Net income (loss)            $   (90,456)        $    81,591       $     2,674     $    93,811      $    46,845
Net income (loss) per
  share:

  Primary                    $     (1.74)        $      1.72       $       .06     $      2.05      $      1.05
  Fully diluted              $     (1.74)        $      1.52       $       .06     $      1.77      $      1.04
Property, plant and
  equipment, net             $   364,111         $   280,099       $    85,874     $    74,698      $    65,831
Total assets                 $ 1,975,355         $ 1,481,028       $   997,438     $   926,633      $   550,864
Total long-term
  debt                       $   598,158         $   327,500       $   212,500     $   212,500      $         -
Return on average
  shareholders' equity             (17.2)%              17.7%               .7%           26.6%            17.1%
Ratio of earnings to
  fixed charges                      (ii)                6.0               1.2             9.6              8.1


(i) The results of operations for fiscal 1996 include the effect of a $209 million charge related to the transition of manufacturing for the Company's high-capacity products to MKE. See Note 8 in Notes to Consolidated Financial Statements.

(ii) Earnings (as defined) for fiscal 1996 were insufficient to cover fixed charges by $141.3 million.

(iii) On October 3, 1994, Quantum acquired portions of Digital Equipment's business. The acquisition is not reflected in the financial statements prior to fiscal 1995, and thus the results for fiscal 1995 and fiscal 1996 are not comparable to the results prior to fiscal 1995. See Note 14 in Notes to Consolidated Financial Statements.

(iv)   No cash dividends were paid for the years presented.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the expected benefits of transitioning the manufacturing of the Company's high-capacity hard disk drive products to MKE, as well as management's expectations regarding financial results for fiscal 1997. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below in "Trends and Uncertainties" and elsewhere in this report.

RESULTS OF OPERATIONS

On November 8, 1995, the Company announced a plan to resize the infrastructure associated with its high-capacity products. Subsequently, the Company recorded a pre-tax charge of $38 million, $36 million of which impacted cost of goods sold. This charge included canceling a certain development program, accelerating end-of-life plans for lower gross margin products and severance costs.

On January 30, 1996, the Company announced its intention to transition the manufacturing of its WSSG high-capacity products to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan. The Company subsequently recorded a charge of $209 million, pre-tax, associated with the closure of the Company's two high-capacity manufacturing facilities in Penang, Malaysia and Milpitas, California. The charge included incremental inventory write-downs and excess purchase commitment accruals resulting directly from the decision to stop manufacturing certain products, capital asset write-downs associated with the closure of the production facilities, and severance for approximately 1,800 regular and 450 temporary employees.

Sales. Quantum's results of operations for fiscal 1996 reflect a significant increase in sales over the prior fiscal year. Sales for the year ended March 31, 1996, grew 31%, to $4.4 billion, compared to sales of $3.4 billion recorded in fiscal 1995. An increase in unit sales and a change in sales mix to newer, larger-capacity products were partially offset by a decline in average unit prices on existing products. The increase in sales was also partially attributable to a full year of sales of the products acquired in the October 3, 1994, purchase of the Disks, Heads and Tapes Businesses of the Storage Business Unit of Digital Equipment Corporation (the "Acquired Businesses"). Unit shipments for fiscal 1996 increased 24% compared to fiscal 1995, reflecting a higher sales level of desktop and portable storage products and the increased product line offerings due to the Acquired Businesses.

Quantum's results of operations for fiscal 1995 reflected a significant increase in sales over the prior fiscal year. Sales for the year ended March 31, 1995, grew 58%, to $3.4 billion, compared to sales of $2.1 billion recorded in fiscal 1994. This increase is attributable to the newly acquired products as well as increased unit shipments of existing Quantum products, offset by a decline in average unit sales prices. On a pro forma basis, Quantum's sales for fiscal 1995 and 1994 would have been $3.8 billion and $3.0 billion, respectively, had the acquisition of the Acquired Businesses occurred at the beginning of fiscal 1994.

Sales to the top five customers represented 44% of sales for fiscal 1996, compared to 46% and 47% for fiscal 1995 and 1994, respectively. Sales to Compaq Computer, Inc. were $522 million, or 12% of sales, in fiscal 1996, compared to $536 million, or 16% of sales, in fiscal 1995 and $220 million, or 10% of sales, in fiscal 1994. Sales to Apple Computer, Inc. were $473 million, or 11% of sales, in fiscal 1996, compared to $404 million, or 12% of sales, in fiscal 1995 and $458 million, or 22% of sales, in fiscal 1994.

Sales to the distribution channel were 29% of consolidated sales or $1.3 billion for fiscal 1996, compared to 25%, or $856 million for fiscal 1995 and 20% or $428 million for fiscal 1994. Sales increased in the distribution channel during fiscal 1996 as the Company widened the customer base.

Gross Margin. The gross margin decreased to 12% for fiscal 1996, compared to 17% and 11% for fiscal 1995 and 1994. The decrease in gross margin in fiscal 1996 is attributable to product qualification issues which were partially responsible for higher costs and lower-than-expected unit volumes in the high-capacity product line. In addition, the $38 million resizing charge recorded in the third quarter of fiscal 1996 impacted gross margin by $36 million. Without this resizing charge, gross margin for fiscal 1996 would have been 13%. During fiscal 1995, transition to newer and more cost efficient products, along with stabilizing industry conditions, contributed to an increase in gross margin as compared to fiscal 1994. In the future, gross margin may be affected by pricing and other competitive conditions, as well as the Company's ability to phase out the older, lower gross margin product lines and transition to higher margin products incorporating advances in technology. See "Trends and Uncertainties" below for a discussion of certain other factors that may affect the Company's gross margin.

Research and Development Expenses. During fiscal 1996, the Company invested $239 million, or 5.4% of sales, in research and development, compared to $169 million, or 5.0% of sales, in fiscal 1995 and $90 million, or 4.2% of sales, in fiscal 1994. The increase in fiscal 1996 is due to the impact of a full year of expenses for the Acquired Businesses along with higher expenses related to preproduction activity for a larger number of new products. The increase from fiscal 1994 to fiscal 1995 is due primarily to the Acquired Businesses and reflects spending for both the vertically integrated heads business and the additional high-capacity disk drive products. The information storage industry, particularly the hard disk drive business, is subject to rapid technological advances, and the future success of the Company is dependent upon continued development and timely introduction of new products and technologies. As a result, the Company expects to continue to make significant expenditures for research and development. See "Trends and Uncertainties" below.

Sales and Marketing Expenses. Sales and marketing expenses in fiscal 1996 were $142 million, or 3.2% of sales, compared to $108 million, or 3.2% of sales, in fiscal 1995 and $74 million, or 3.5% of sales, in fiscal 1994. The increase in absolute dollar expenditures in fiscal 1996 is principally due to the costs associated with supporting the Company's higher volume of sales. The increase in absolute dollar expenditures during fiscal 1995 is related to the Digital acquisition and the costs associated with supporting the higher sales volume and the expanded Company infrastructure. Sales and marketing expenses as a percentage of sales declined in fiscal 1995 due to the increase in sales.

General and Administrative Expenses. General and administrative expenses in fiscal 1996 were $65 million, or 1.5% of sales, compared to $52 million, or 1.5% of sales, in fiscal 1995, and $42 million, or 2.0% of sales, in fiscal 1994. The absolute dollar increase in general and administrative expenses between fiscal 1995 and fiscal 1996 is related to the expansion of the Company's infrastructure. The absolute dollar increase between fiscal 1994 and 1995 reflects the infrastructure required to support the Acquired Businesses. The percentage decline in fiscal 1995 is due to the increase in sales.

Other Operating Charges. During fiscal 1996 the Company included in results of operations a charge of $209 million related to the transition of manufacturing for the high-capacity products to MKE. The charge was comprised of: reduction in work force of approximately $10 million; write-down of capital assets of approximately $45 million; incremental inventory write-downs and excess purchase commitment accruals of approximately $144 million; and other charges of approximately $10 million. These amounts reflect the provision for closing the manufacturing facilities in Penang, Malaysia, and Milpitas, California.

As a result of the acquisition of the Acquired Businesses in fiscal 1995, the Company incurred a charge of $73 million, which included $68 million of purchased in-process research and development and $5 million in related merger costs. Merger costs were comprised of incremental integration costs incurred through the end of the quarter in which the acquisition was consummated.

Included in the Company's fiscal 1994 results of operations were restructuring and other charges of $22.8 million, which were comprised of: the write-off of goodwill and certain inventory associated with its former subsidiary, Plus Development, of $7.7 million; the Company's reduction in work force of $1.5 million; accelerated product transitions of $8.0 million; the consolidation of sales offices and other facilities of $5.1 million; and other charges of $0.5 million. Included in the charges for the consolidation of other facilities was the consolidation of repair facilities from three facilities worldwide into a single location in Malaysia. The Company had substantially completed the restructuring as of March 31, 1994.

Other (Income) Expense. Net interest and other income and expense for fiscal 1996 was $28.0 million net expense compared to $15.8 million net expense and $6.7 million net expense for fiscal 1995 and 1994, respectively. The increase in net expense in fiscal 1996 can be attributed to interest expense on higher levels of debt to finance operations. In fiscal 1995, the increase in net expense was due to higher interest expense resulting from the acquisition financing and lower cash balances due to cash used for the acquisition.

Income Taxes. The effective tax rate for fiscal 1996 was 36%, compared to 44% and 27% for the fiscal years 1995 and 1994, respectively. The decrease in the effective tax rate for fiscal 1996, as compared to fiscal 1995, was attributable primarily to the realization of deferred tax assets previously reserved and lower overall state taxes, offset by a reduction in the benefit of foreign earnings taxed at less than the U.S. rate. The increase in the effective tax rate for fiscal 1995, as compared to fiscal 1994, is attributable primarily to the impact of the purchased research and development write-off as there is minimal tax benefit associated with the acquired technology utilized offshore. For financial reporting purposes, the Company has provided a valuation allowance for certain deferred tax assets that are expected to reverse over a 15 year period. The Company has concluded that taxable income generated over the next 3 years, combined with the reversal of existing taxable temporary differences, will be sufficient to realize the benefits of the recorded deferred tax assets.

Net Income. The Company recorded a net loss for fiscal 1996 of $90.5 million compared to net income of $81.6 million and $2.7 million for fiscal 1995 and 1994, respectively. The change from net income in fiscal 1995 to a loss in fiscal 1996 is primarily a result of the $209 million charge related to the transition of high-capacity product manufacturing to MKE as well as the $38 million resizing charge for the high-capacity business infrastructure in fiscal 1996. The increase in net income from fiscal 1994 to fiscal 1995 is primarily due to higher unit shipments and revenue offset by acquisition related expenditures in fiscal 1995.

During the period covered by the accompanying financial statements, the Company has used derivative financial instruments to manage foreign currency exposure on a limited basis only (See Note 2 in Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had $165 million in cash and cash equivalents, compared to $188 million at March 31, 1995. Cash was used in operating and investing activities, primarily as a result of increases in accounts receivable and inventories and investing in property and equipment, partially offset by an increase in accounts payable. Cash was provided by financing activities, primarily as a result of borrowing under the senior credit facility and equipment loan facility described below as well as the issuance of convertible subordinated notes.

In October 1994, the Company entered into a three year $350 million senior credit facility structured as a $225 million revolving credit line and a $125 million term loan. As subsequently amended, the revolving credit line has been increased to $325 million and has been extended one year to expire in September 1998. The revolving credit is governed by a borrowing base of eligible accounts receivable and inventory, and the term loan was to amortize in five equal semiannual installments that commenced in October 1995. In February 1996, the remaining outstanding balance on the term loan was paid in full with proceeds of the issuance of the convertible subordinated notes discussed below. The revolving borrowings, at the option of the Company bear interest at either LIBOR plus a margin or a base rate with option periods of one to six months. The facility is secured by all the Company's domestic assets and 66% of the Company's ownership of certain of its subsidiaries. As of March 31, 1996, total borrowings under the senior credit facility were $210 million with a weighted average interest rate of approximately 7.5%.

The Company was not in compliance with three of its financial covenants in connection with its senior credit facility as of March 31, 1996; however, the Company has received a waiver of this non-compliance for the period ended March 31, 1996. In addition, the financial covenant requirements for future periods have been amended.

The Company also has a one-year $85 million unsecured Letter of Credit facility with certain banks to issue standby letters of credit to MKE and its affiliates, which expires in September 1996. As of March 31, 1996, there was no outstanding balance under this letter of credit facility.

In March 1996, the Company entered into an $18 million term loan facility to finance certain capital equipment. The facility amortizes over three years at a fixed interest rate of 7.63% and payments are made on a quarterly basis. The facility is secured by specified capital equipment.

In February 1996, the Company issued approximately $241 million of 5% convertible subordinated notes (the "Notes") in a privately placed offering. The Notes are due March 1, 2003, and are subordinated to all existing and future senior indebtedness of the Company. Each Note is convertible at the option of the holder into the Company's common stock at a conversion price of $22.32 per share. The Notes are redeemable at the Company's option on or after March 3, 1998, and prior to March 3, 2000, under certain conditions related to the price of the Company's common stock. Subsequent to March 3, 2000, the Notes are redeemable at the Company's option at any time. Redemption prices range from 103.571% of the principal to 100% at maturity.

The Company's Convertible Subordinated Debentures due 2002 became redeemable at the Company's option on or after April 2, 1995, at prices ranging from 104.5% of the principal to 100% at maturity. Each debenture is convertible, at the option of the holder, into the Company's common stock at a conversion price of approximately $18.15 per share. During 1996, $79,567,000, or approximately 37%, of the outstanding debentures were converted into the Company's common stock. This conversion resulted in the issuance of 4,383,477 shares.

At this time, the Company expects to spend approximately $180 million for leasehold improvements, capital equipment and expansion of the Company's facilities during fiscal 1997. These capital expenditures will be to support the recording heads and tapes businesses as well as to support general corporate operations. In addition, the Company has committed to purchase, for $15 million, a building currently under construction in Colorado and is seeking alternative financing for that transaction.

The Company announced its intention to transition the manufacturing of its high-capacity products to MKE and subsequently recorded a charge of $209 million, pre-tax, associated with the closure of the Company's two manufacturing facilities in Penang, Malaysia and Milpitas, California (see Note 8 in Notes to Consolidated Financial Statements). The Company anticipates that the cash portion of this charge will be approximately $97 million, to be paid over the first two quarters of fiscal 1997. There were no significant cash expenditures related to this restructuring during fiscal 1996.

In conjunction with the purchase of the Acquired Businesses in October 1994, the Company recorded an accrual for exit costs related to exiting facilities and operations acquired from Digital (see Note 14 in Notes to Consolidated Financial Statements). During fiscal 1996, cash outlays related to the exit activities were $15.6 million. The Company anticipates that cash outlays for the exit activities will be approximately $12 million during fiscal 1997.

The Company believes that its existing capital resources, including its credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next fiscal year. However, this forward-looking statement assumes that operating results and cash flow from operations will meet the Company's expectations, and actual results could vary due to the factors described below. The Company continues to work to identify additional sources of cash and there can be no assurance that if required, the Company will be able to obtain such financing on acceptable terms, or at all.

TRENDS AND UNCERTAINTIES

On January 30, 1996, the Company announced its intention to transition the manufacturing of its high-capacity products to MKE, and, as a result, the Company subsequently recorded a related charge of $209 million, pre-tax. Actual results, however, with regard to the restructuring charge could vary in the event demand for the Company's current high-capacity products declines faster than expected, resulting in additional excess inventory, or in the event the Company experiences unanticipated problems or incurs greater than expected costs in connection with the closure of its high-capacity manufacturing operations.

On June 12, 1996, the Company announced that due to weaker industry demand for drives for the personal computer market than had been expected and the resulting pressure on pricing, the Company's sales and earnings for the first quarter of fiscal 1997 will be less than the results for the fourth quarter of fiscal 1996 before taking into account the restructuring. Based on the weakened industry demand picture and the preliminary results for the first two months of the quarter, the Company expects revenue for the first quarter of fiscal 1997 to be less than $1.2 billion and earnings per share fully diluted to be in the range of $.05 to $.15. With this uncertainty about the level of demand, the Company has decided to reduce its drive build plan by approximately 1 million units for each of the first and second quarters of fiscal 1997. Contributing factors to the weakened demand picture are lackluster demand in the consumer market for home PCs in the U.S., delays in commercial purchases pending new operating systems and new systems architectures, and weakness in Europe driven by Germany's economic slowdown.

The foregoing estimates regarding the Company's results for the first quarter of fiscal 1997, which are preliminary, constitute forward-looking information, and actual results for the quarter will be impacted by the Company's operating results during the balance of the quarter, which could vary due to the factors described below. In addition, future revenue and earnings growth would be impacted if the weakness in demand for desktop drives continues or intensifies, or if the Company experiences increased price competition as a result.

Fluctuation in Results of Operations. The Company's results of operations are subject to fluctuations from period to period. In this regard, the demand for the Company's hard disk drive products depends on the demand for the computer systems manufactured by its customers, which is affected by computer system product cycles and by prevailing economic conditions. Growth in demand for computer systems, especially in the personal computer ("PC") market segment, where the Company derives a significant amount of its disk drive sales, has historically been subject to significant fluctuations. Such fluctuations in end user demand have in the past and may, in the future, result in the deferral or cancellation of orders for the Company's products, each of which would have a material adverse effect on the Company. During the past several years, there has been significant growth in the demand for PCs, a portion of which represented sales of PCs for use in the home. However, many analysts predict that future growth may be at a slower rate than the rate experienced in recent years.

As noted above, the Company recently announced that weaker than expected industry demand for drives for the PC market is expected to have an adverse impact on revenue and earnings for the first quarter of fiscal 1997, and the Company has decided to reduce its drive build plan for the first two quarters of fiscal 1997. The Company could experience additional decreases in demand for its products in the near future, and any such additional slowdowns in demand would have a material adverse effect on the Company. The hard disk drive industry has also been subject, from time to time, to seasonal fluctuations in demand. The Company has typically experienced relatively flat demand in the quarter ending September 30 as compared to the quarter ending June 30 and increasing demand throughout the quarters ending December 31 and March 31. The Company's shipments tend to be highest in the third month of each quarter and failure by the Company to complete shipments in the final month could adversely affect the Company's operating results for the quarter.

Transition of High-Capacity Manufacturing Operations to MKE; Introduction of New High-Capacity Products. Since the Company's acquisition of Digital's high-capacity disk drive operations in late 1993, the Company has experienced significant difficulties integrating these operations into its high-capacity business. These difficulties have included problems involving both the development and the manufacturing of its high-capacity products and have resulted in, among other things, significant delays in meeting the qualification standards imposed by certain major customers of the Company's high-capacity disk drive products. As part of its strategy to address these problems, in January 1996, the Company decided to transition its high-capacity disk drive product manufacturing to MKE. As a result, in the Company's fiscal quarter ended March 31, 1996, the Company incurred a charge of $209 million associated with the closure of the Company's two high-capacity disk drive manufacturing facilities in Milpitas, California and Penang, Malaysia. Future results could also be adversely impacted by this transition in the event demand for the Company's current high-capacity products declines faster than expected, resulting in additional excess inventory, or in the event the Company experiences unanticipated problems or incurs greater than expected costs in connection with the closure of its high-capacity manufacturing operations.

The Company's transition of its high-capacity manufacturing operations to MKE entails several risks, and there can be no assurance that the Company's efforts in this regard will be successful. This transition will require close and continuous collaboration between the Company and MKE in all phases of design, engineering and production of its high-capacity products. Although the Company has had a continuous manufacturing relationship with MKE since 1984, the Company's high-capacity products are more complex to manufacture than its desktop products. MKE has not previously manufactured any significant amount of the Company's high-capacity products and there can be no assurance that the Company's previous difficulties with its high-capacity products will be resolved or that new problems will not arise as a result of the transition of this manufacturing to MKE. Any failure of the Company to successfully manage this transition would have a material adverse effect on the Company.

In addition, the Company's high-capacity manufacturing transition could be adversely affected by the necessity to phase out the Company's current high-capacity products, which are manufactured by the Company, and to simultaneously introduce, during the second half of calendar 1996, two new high-capacity products to be manufactured by MKE. These new products are still in the development and evaluation stage. The Company's product development efforts entail a number of risks, and there can be no assurance that the Company will be successful in these efforts.

Dependence on MKE Relationship. The Company is dependent upon MKE for the manufacture of its disk drive products. During fiscal 1996 and 1995, approximately 75% and 80%, respectively, of the Company's sales were derived from products manufactured by MKE. In January 1996, the Company announced that it will transition the manufacturing of its high-capacity hard disk drive products to MKE. The Company and MKE have agreed that, following this transition, MKE will have the exclusive right to manufacture all of the Company's hard disk drive products.

The Company's relationship with MKE is critical to the Company's business and financial performance. The Company's dependence on MKE entails, among others, the following principal risks:

         Quality and Delivery. The Company relies on MKE's ability to bring new products rapidly to volume production at low cost, to meet the Company's stringent quality requirements and to respond quickly to changing product delivery schedules from the Company. This requires, among other things, close and continuous collaboration between the Company and MKE in all phases of design, engineering, and production. In this respect, the Company's high-capacity product development teams have had limited or no prior experience working with MKE. The Company's business and financial results would be adversely affected if products manufactured by MKE fail to satisfy the Company's quality requirements or if MKE is unable to meet the Company's delivery commitments. In the event MKE is unable to satisfy Quantum's production requirements, the Company would not have an alternative high volume manufacturing source to meet such demand without substantial delay and disruption of the Company's operations. As a result, the Company would be materially adversely affected.

         Extension of Relationship. The Company's relationship with MKE, which has been continuous since 1984, is currently governed by a master agreement, that, unless extended, will expire in December 1997. The failure of the parties to extend their relationship on terms favorable to the Company would have a material adverse effect on the Company.

         Volume and Pricing. MKE's production schedule is based on the Company's forecasts of its product purchase requirements and the Company has only limited rights to modify short-term purchase orders issued to MKE. In addition, the Company renegotiates pricing arrangements with MKE on a periodic basis. The failure of the Company to accurately forecast its requirements, which could lead to inventory shortages or surpluses, or the failure to reach agreements reasonable to the Company with regard to pricing would have a material adverse effect on the Company.

         Manufacturing Capacity and Capital Commitment. The Company believes that MKE's current and committed manufacturing capacity should be adequate to meet the Company's requirements at least through the end of calendar 1996. The Company's future growth will require, however, that MKE continue to devote substantial financial resources to property, plant and equipment and working capital to support manufacture of the Company's products, as to which there can be no assurance. In the event that MKE is unable or unwilling to meet the Company's manufacturing requirements, there can be no assurance that the Company would be able to obtain an alternate source of supply in a timely manner or at all. Any such failure to obtain an alternative source would have a material adverse effect on the Company.

Dependence on Suppliers of Components and Sub-Assemblies; Component Shortages. The Company and its manufacturing partner, MKE, are dependent upon suppliers for components and sub-assemblies, including recording heads, media and integrated circuits, which are essential to the manufacture of the Company's products. In connection with certain products, the Company and MKE qualify only a single source for certain components and sub-assemblies, which can magnify the risk of shortages. Component shortages have in the past constrained the Company's sales growth. If such shortages occur, or if the Company experiences quality problems with component suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's results of operations. The Company believes that the industry will periodically experience component shortages, and there can be no assurance that these issues will not adversely affect the Company's operating results.

New Product Development. Quantum operates in an industry characterized by increasingly rapid technological changes and short product life cycles. For these and other reasons, including competitive pressures, gross margins on specific products can decrease rapidly and any delay in introduction of more advanced and more cost-effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to develop new products, to qualify these new products with its customers, to successfully introduce these products to the market on a timely basis and to commence volume production to meet customer demands. In this regard, the Company expects that sales of new products, particularly a limited number of products from DPSG, will account for a significant portion of fiscal 1997 sales and that sales of older products will decline. However, there can be no assurance that such products will achieve or sustain market acceptance. The Company expects sales from its current high-capacity products to decline substantially in the first half of fiscal 1997, as the Company transitions customers to new high-capacity products to be manufactured by MKE. The Company's new high-capacity products, currently under development, are not expected to achieve volume production and contribute to sales until at least the latter half of fiscal 1997. The Company's inability to successfully manage this transition could have a material adverse effect on the Company.

The Company is also currently engaged in a substantial effort to advance the development of its MR recording heads. The Company believes that MR head technology, which enables higher capacity per disk than conventional thin film inductive heads, will replace thin film inductive heads as the leading recording head technology. Although MR recording heads comprised a relatively small portion of the recording head market demand for the entire industry in 1995, the Company expects demand to increase significantly by 1998. The Company believes that by establishing its own supply of MR heads it can lower the risk of supply shortages of MR heads that may occur in the future and can create cost advantages for its overall business. However, MR technology is relatively complex, and as is typical of new head technology, manufacturing yields are expected to begin at relatively low levels and then possibly increase throughout the product life of the recording head. While the Company has increased production yields in its MR recording heads manufacturing in the past, several of the Company's important new disk drive products which are scheduled to commence volume production during fiscal 1997 are dependent on new MR recording heads currently under development, and increases in the current levels of production yields for these new MR recording heads will be required for the Company to meet its manufacturing objectives for these new disk drive products. In the event that yields do not improve, there are limited alternative sources of supply for MR recording heads, and there can be no assurance that the Company will be able to locate and obtain adequate supply from such alternative sources. In such event, the Company will be materially adversely affected.

There can be no assurance that the Company will be successful in the development and marketing of these and other new products and components that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and components, or that the Company's new products and components will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, technological advances in magnetic, optical or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's products. Further, the Company's new products and components are subject to significant technical risks. If the Company experiences delays in the commencement of commercial shipments of new products or components, the Company could experience delays or loss of product sales. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company would be materially adversely affected.

Customer Concentration. As is typical in the information storage industry, the Company's customer base is concentrated with a small number of systems manufacturers. The Company's sales to its customers are generally governed by written agreements. In general, these agreements do not obligate a customer to purchase any minimum volume of the Company's products, and these agreements are generally terminable at will by the customer.

Sales of the Company's desktop products, which comprise a significant majority of its overall sales, were concentrated in several key customers during the fiscal year ended March 31, 1996. Sales to the top five customers of the Company represented 44% of total sales, of which 11% represented sales to Apple and 12% represented sales to Compaq. Apple recently announced a significant layoff of personnel and restructuring of its business. As a result, it could become increasingly difficult for the Company to accurately forecast the demand for its products by Apple. In addition, the Company is unable to predict whether or not there will be any significant change in demand for Apple's or any of its other customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss or delays in orders, the Company would be materially adversely affected.

Intensively Competitive Industry. The information storage products industry in general, and the disk drive industry in particular, is characterized by intense competition which results in rapid price erosion, short product life cycles, and continuous introduction of new, more cost-effective products offering increased levels of capacity and performance. In this regard, the Company intends to introduce important new products during the latter half of fiscal 1997, and there can be no assurance that it will be successful in this regard. If this does not occur, the Company would be materially and adversely affected. The hard disk drive industry also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices further than expected, which could adversely affect its sales and gross margin.

Quantum faces direct competition from a number of companies, including Seagate, Western Digital, IBM, Maxtor and Exabyte. In February 1996, Seagate merged with Conner creating a company that is the world's largest disk drive manufacturer. There can be no assurance that the Company can compete effectively with these or any other companies and, in particular, the Company is unable to predict the effect, if any, that the Seagate/Conner merger may have on the Company's business. In the event that the Company is unable to compete effectively with these or any other companies, the Company would be materially adversely affected.

         DPSG. In the market for desktop products, Quantum competes primarily with Seagate, Western Digital, and Maxtor. Quantum and its competitors have developed and are developing a number of products targeted at particular segments of this market, such as home PC buyers, and factors such as time to market can have a significant effect on the success of any particular product. The desktop market is characterized by more competitors and shorter product life cycles than the hard disk drive market in general.

         WSSG. The Company faces competition in the high-capacity disk drive market primarily from Seagate and IBM. Seagate has the largest share of the market for high-capacity disk drives. Although the same competitive factors generally applicable to the overall disk drive industry apply to high-capacity disk drives, the Company believes that the performance and quality of its products are more important to the users in this market than to users in the desktop market. In connection with the Company's recently announced transition of its manufacturing activities to MKE, the Company has been able to focus its product development efforts more closely on certain key products. The Company's success in the high-capacity market during the foreseeable future is dependent on the successful development, timely introduction and market acceptance of these key products, as to which there can be no assurance.

         SSPG. In the market for tape drives, the Company competes with a large number of companies, including Exabyte. During 1996, the Company experienced increasing market acceptance of its tape drive products. However, a number of competitors have announced or already introduced tape drive product offerings and the market could become significantly more competitive during the remainder of calendar 1996. As a result, the Company could experience increased price competition. If price competition occurs, the Company may be forced to lower prices, in which case the Company would be materially adversely affected.

Finally, the Company's customers could commence the manufacture of disk and tape drives for their own use or for sale to others. Any such loss of customers could have a material adverse effect on the Company.

Risks Associated with Foreign Manufacturing. Many of the Company's products are currently manufactured outside the United States. As a result, the Company is subject to certain risks associated with contracting with foreign manufacturers, including obtaining requisite United States and foreign governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions and changes in tariff and freight rates.

Intellectual Property Matters. The hard disk drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company is approached by companies and individuals alleging Quantum's need for a license under patented technology that Quantum assertedly uses. There can be no assurance that licenses to any such technology, if required, could be obtained on commercially reasonable terms or at all. Adverse resolution of any intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products. In addition, the costs of engaging in such litigation may be substantial, regardless of the outcome.

Future Capital Needs. The information storage business is capital-intensive and competitive. Although the Company is in the process of transitioning the manufacturing of all of its hard disk drive products to MKE, the Company believes that in order to remain competitive in the information storage business, it will need significant additional financial resources over the next several years for capital expenditures, working capital and research and development. The Company believes that it will be able to fund these capital requirements at least through fiscal 1997. However, in the event that the Company decides to increase its capital expenditures further or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company will require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or, if available, will be available on favorable terms. In addition, the Company may require additional capital for other purposes not presently contemplated by the Company. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment and research and development expenditures, which could adversely affect the Company.

Volatility of Stock Price. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the operating results of the Company, its competitors and other technology companies and general conditions in the computer market may have a significant impact on the market price of the Common Stock. In particular, if the Company were to report operating results that did not meet the expectations of research analysts, the market price of the Common Stock could be materially adversely affected. In addition, the stock market has recently experienced substantial price and volume fluctuations, which have particularly affected the market prices of the stock of many high technology companies.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                        Page
Financial Statements:
  Report of Ernst & Young LLP, Independent Auditors                       24

  Consolidated Statements of Operations for each of the                   25
    three years in the period ended March 31, 1996

  Consolidated Balance Sheets at March 31, 1996 and 1995                  26

  Consolidated Statements of Cash Flows for each of the                   27
    three years in the period ended March 31, 1996

  Consolidated Statements of Shareholders' Equity for                     28
    each of the three years in the period ended
    March 31, 1996

  Notes to Consolidated Financial Statements                              29

Financial Statement Schedules:
  Schedule II - Valuation and Qualifying Accounts                         50


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
QUANTUM CORPORATION

We have audited the accompanying consolidated balance sheets of Quantum Corporation as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Palo Alto, California                                          Ernst & Young LLP
May 3, 1996

                               QUANTUM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)                                      Year ended March 31,
                                                         -------------------------------------------------------
                                                          1996                  1995                    1994
                                                         -------------------------------------------------------

Sales                                                     $4,422,726            $3,367,984            $2,131,054
Cost of sales                                              3,880,309             2,804,271             1,892,211
                                                          ----------            ----------            ----------
                                                             542,417               563,713               238,843
Operating expenses:
  Research and development                                   239,116               169,282                89,837
  Sales and marketing                                        142,413               108,290                74,015
  General and administrative                                  65,145                52,134                41,910
  Restructuring and other charges                            209,122                     -                22,753
  Purchased research and development
     and in merger costs                                           -                72,945                     -
                                                          ----------            ----------            ----------
                                                             655,796               402,651               228,515
                                                          ----------            ----------            ----------

Income (loss) from operations                               (113,379)              161,062                10,328
Interest and other income                                      7,945                 7,258                 8,217
Interest expense                                             (35,904)              (23,015)              (14,882)
                                                          ----------            ----------            ----------

Income (loss) before income taxes                           (141,338)              145,305                 3,663
Income tax provision (benefit)                               (50,882)               63,714                   989
                                                          ----------            ----------            ----------

Net income (loss)                                         $  (90,456)         $     81,591         $       2,674
                                                          ===========         ============         =============

Net income (loss) per share:

  Primary                                                 $    (1.74)          $      1.72         $         .06
                                                          ===========         ============         =============
  Fully diluted                                           $    (1.74)          $      1.52         $         .06
                                                          ===========         ============         =============

Common and common equivalent shares:

  Primary                                                      51,841               47,319                44,967
                                                          ===========         ============         =============
  Fully diluted                                                51,841               59,038                44,967
                                                          ===========         ============         =============


See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)                                              March 31,
                                                                           --------------------------------------------
                                                                                   1996                  1995
Assets
  Current assets:
     Cash and cash equivalents                                                    $  164,752            $  187,753
     Accounts receivable, net of allowance for doubtful
        accounts of $10,497 in 1996 and $11,963 in 1995                              711,107               497,887
     Inventories                                                                     459,538               324,650
     Deferred taxes                                                                  109,625                44,054
     Other current assets                                                             81,472                35,580
                                                                                  ----------            ----------
  Total current assets                                                             1,526,494             1,089,924

  Property, plant and equipment, less accumulated
     depreciation                                                                    364,111               280,099
  Purchased intangibles, net                                                          66,313                95,818
  Other assets                                                                        18,437                15,187
                                                                                  ----------            ----------
                                                                                  $1,975,355            $1,481,028
                                                                                  ==========            ==========

Liabilities and Shareholders' Equity
  Current liabilities:
     Accounts payable                                                             $  498,829            $  355,117
     Accrued warranty expense                                                         62,289                57,001
     Accrued compensation                                                             45,439                54,917
     Income taxes payable                                                             40,994                17,566
     Accrued restructuring and exit costs                                            115,537                32,213
     Current portion of long-term debt                                                 4,125                50,000
     Other accrued liabilities                                                        53,929                77,227
                                                                                  ----------            ----------

  Total current liabilities                                                          821,142               644,041

  Deferred taxes                                                                      11,232                     -
  Convertible subordinated debt                                                      374,283               212,500
  Long-term debt                                                                     223,875               115,000
  Commitments and contingencies (Notes 11 and 12)

  Shareholders' equity:
     Preferred stock, $.01 par value; authorized:
        4,000,000 shares; issued: none in 1996 and 1995                                    -                     -
     Common stock, $.01 par value; authorized:
        150,000,000 shares; issued and outstanding:
        54,195,672 in 1996 and 46,164,295 in 1995                                        541                   461
     Capital in excess of par value                                                  266,405               140,693
     Retained earnings                                                               277,877               368,333
                                                                                  ----------            ----------

  Total shareholders' equity                                                         544,823               509,487
                                                                                  ----------            ----------
                                                                                  $1,975,355            $1,481,028
                                                                                  ==========            ==========


See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                              Year ended March 31,
                                                      ------------------------------------------------------------------
                                                              1996                 1995                  1994
                                                      ------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                           $ (90,456)           $  81,591             $  2,674
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operations:
     Restructuring and other charges                            208,571               67,184                6,338
     Gain on sale of equity investment                           (3,844)                   -                    -
     Depreciation and amortization                               97,108               53,312               29,340
     Deferred taxes                                             (54,339)                   -                    -
     Compensation related to stock option plans                   1,414                    -                    -
     Changes in assets and liabilities:
        Accounts receivable                                    (216,499)            (173,511)             (57,382)
        Inventories                                            (188,444)              16,085               29,079
        Accounts payable                                        144,547               87,928               51,744
        Income taxes payable                                    (26,430)              17,566              (19,026)
        Accrued warranty expense                                  5,463                1,384               13,207
        Other assets and liabilities                            (41,198)               9,517               15,316
                                                              ---------            ---------            ---------

Net cash provided by (used in) operating activities            (164,107)             161,056               71,290
                                                              ---------            ---------            ---------

Cash flows from investing activities:
  Purchases of marketable securities                                  -             (105,474)            (134,581)
  Proceeds from sales and maturities of
     marketable securities                                            -              217,982              192,407
  Investment in property and equipment, net                    (211,602)            (128,170)             (38,372)
  Proceeds from sale of equity investment                         5,875                    -                    -
  Proceeds from sale of distribution subsidiary                   5,276                    -                    -
  Purchase of Digital Equipment's Data
     Storage Business                                                 -             (285,171)                   -
                                                              ---------            ---------            ---------

Net cash provided by (used in) investing activities            (200,451)            (300,833)              19,454
                                                              ---------            ---------            ---------

Cash flows from financing activities:
  Proceeds from long-term credit facilities                     393,000              220,500                    -
  Principal payments on short-term note                               -              (70,000)                   -
  Principal payments on long-term credit facilities            (330,000)             (55,500)                   -
  Repurchase of common stock                                          -                    -              (17,479)
  Proceeds from issuance of common stock                         37,207               14,999               22,428
  Proceeds from issuance of convertible
     subordinated notes                                         241,350                    -                    -
                                                              ---------            ---------            ---------

Net cash provided by financing activities                       341,557              109,999                4,949
                                                              ---------            ---------            ---------

Increase (decrease) in cash and cash equivalents                (23,001)             (29,778)              95,693

Cash and cash equivalents at beginning of year                  187,753              217,531              121,838
                                                              ---------            ---------            ---------

Cash and cash equivalents at end of year                      $ 164,752            $ 187,753            $ 217,531
                                                              =========            =========            =========

Supplemental disclosure of cash flow information:
     Conversion of debentures                                 $  79,567                    -                    -
                                                              =========            =========            =========
     Issuance of note for acquisition of
        Digital Equipment's Data Storage Business                     -            $  70,000                    -
                                                              =========            =========            =========
     Cash paid during the year for:
        Interest                                              $  32,768            $  21,113            $  13,707
                                                              =========            =========            =========
        Income taxes                                          $  29,789            $  47,310            $  18,100
                                                              =========            =========            =========

See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                    Common Stock              Capital
                                           ---------------------------       in excess       Retained
(In thousands)                                 Shares          Amount      of Par Value      Earnings        Total
                                           ----------------------------------------------------------------------------

Balances at March 31, 1993                      43,322            $433       $ 99,616        $298,189        $398,238

Shares repurchased in the open
  market                                        (1,500)            (15)        (3,494)        (13,970)        (17,479)
Shares repurchased from
  employees                                        (11)              -            (63)           (151)           (214)
Shares issued under employee
  stock purchase plan                              735               7          6,251               -           6,258
Shares issued under employee
  stock option plans                             2,058              21         15,581               -          15,602
Tax benefits related to stock
  option plans and other                             -               -          6,193               -           6,193
Net income for year ended
  March 31, 1994                                     -               -              -           2,674           2,674
                                           ----------------------------------------------------------------------------

Balances at March 31, 1994                      44,604             446        124,084         286,742         411,272

Shares issued under employee
  stock purchase plan                              869               9          8,275               -           8,284
Shares issued under employee
  stock option plans, net                          691               6          6,709               -           6,715
Tax benefits related to stock
  option plans                                       -               -          1,625               -           1,625
Net income for year ended
  March 31, 1995                                     -               -              -          81,591          81,591
                                           ----------------------------------------------------------------------------

Balances at March 31, 1995                      46,164             461        140,693         368,333         509,487

Conversion of subordinated debentures            4,384              44         77,776               -          77,820
Shares issued under employee
  stock purchase plan                            1,338              13         15,965               -          15,978
Shares issued under employee
  stock option plans, net                        2,310              23         22,011               -          22,034
Compensation expense                                 -               -          1,414               -           1,414
Tax benefits related to stock
  option plans                                       -               -          8,546               -           8,546
Net loss for year ended
  March 31, 1996                                     -               -              -         (90,456)        (90,456)
                                           ----------------------------------------------------------------------------

Balances at March 31, 1996                      54,196            $541       $266,405        $277,877        $544,823
                                           ============================================================================


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

Nature of business: Quantum Corporation (the "Company") designs, manufactures and markets information storage products, including high-performance, high-quality hard disk drives, as well as solid state disks and tape drives. The Company also manufactures recording heads for use in its products. Quantum's products meet the storage requirements of workstations, servers, disk arrays, high-end to entry-level desktop personal computers and minicomputers. The Company markets its products directly to major OEMs, and through a broad range of distributors, resellers and systems integrators worldwide.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue recognition: Revenue from sales of products is recognized upon shipment to customers with provision made for estimated returns.

Foreign currency transactions and translation: A significant percentage of the Company's sales are made to customers in non-U.S. locations, and a majority of the Company's products are manufactured by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan. However, the majority of the Company's transactions are denominated in U.S. dollars. Accordingly, the application of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Transactions," to the Company's historical financial statements has not resulted in transaction or translation gains or losses which are material to the Company's consolidated financial statements for any year presented. The effect of foreign currency exchange rate fluctuations on cash flows was also not material for any year presented.

Net income (loss) per share: Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income per share computed on a fully diluted basis for fiscal 1995 assumes conversion of the Company's outstanding 6 3/8% convertible subordinated debentures having a principal value of $212.5 million. For fiscal 1996 and 1994, the net income (loss) per share is the same for both primary and fully diluted, as the convertible subordinated debt is anti-dilutive.

Cash equivalents and marketable securities: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

Long-lived assets: Effective April 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The cumulative effect of adopting SFAS 121 as of April 1, 1995, and the impact on results of operations for the year ended March 31, 1996, were immaterial.

Purchased intangibles: Intangible assets were acquired primarily as a result of the Digital acquisition on October 3, 1994. Intangible assets include completed technology, work force in place, a supply agreement and customer lists related to the Digital acquisition. The assets are being amortized over their estimated useful lives, which range from three to ten years. The accumulated amortization at March 31, 1996, and March 31, 1995, was $39.8 million and $13.4 million, respectively. Intangible assets are reviewed for impairment whenever events or circumstances indicate an impairment might exist, or at least annually.

Warranty expense: The Company generally warrants its products against defect for a period of one to five years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

Advertising expense: The Company accrues for cooperative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising expense for the years ended March 31, 1996, 1995 and 1994, was $25.1 million, $19.8 million and $9.3 million, respectively.

Stock-based compensation: SFAS No. 123, "Accounting for Stock-based Compensation," was issued in October 1995. SFAS 123 allows the Company to account for its stock-based employee compensation plans using either a fair value based method or the intrinsic value based method currently followed by the Company. Under the current method, SFAS 123 requires certain additional disclosures regarding the impact which the fair value based method would have on the results of the Company's operations. The Company expects to adopt SFAS 123 in fiscal 1997 through disclosure only and, therefore, the adoption is not expected to have any material impact on the Company's results of operations.

Risks and uncertainties: The Company's business entails a number of risks. As is typical in the disk drive industry, the Company's customer base is concentrated with a small number of systems manufacturers and the Company is not able to predict whether there will be any significant change in the demand for its customers' products. Sales of a limited number of desktop and portable storage products represent a significant majority of the Company's sales, and due to rapid technological change in the industry, the Company's future depends on its ability to develop and successfully introduce new products. Quantum utilizes a third party, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), to manufacture a substantial majority of the products it sells. The Company relies on MKE's ability to bring new products rapidly to volume production and to meet stringent quality standards. If MKE were unable to satisfy Quantum's production requirements, the Company would not have an alternative source to meet the demand for its products without substantial delay and disruption to its operations. In addition, the actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if the actual rate of unit failure or the cost to repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

NOTE 2: FINANCIAL INSTRUMENTS

AVAILABLE-FOR-SALE SECURITIES


Cost (In thousands)
                                                                                       March 31,
                                                                                -----------------------
                                                                                   1996            1995
                                                                                -----------------------
Corporate commercial paper and bank notes                                       $48,766        $ 31,270
Certificates of deposit                                                               -          85,000
U.S. Treasury securities and obligations of U.S. government agencies              2,499           9,995
Other                                                                               175             149
                                                                                -------        --------

                                                                                $51,440        $126,414
                                                                                =======-       ========


The gross unrealized gains and gross unrealized losses at March 31, 1996, and March 31, 1995, were immaterial to the Company and, therefore, no amounts were recorded to shareholders' equity. There were no sales of available-for-sale securities during fiscal 1996. Proceeds from sales of available-for-sale securities during fiscal 1995 were $6.2 million and gross realized gains and losses were immaterial. At March 31, 1996, the average available-for-sale portfolio duration was approximately 15 days and the securities had maturities of 90 days or less.

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

Although the majority of the Company's transactions are denominated in U.S. dollars, its global operations have resulted in some foreign currency exchange rate fluctuation exposure. The Company utilizes foreign currency forward exchange contracts to minimize the effects of exchange rate fluctuations arising from certain intercompany receivable/payable transactions. The gains and losses from market rate changes on these contracts, which are intended to offset the gains and losses on the underlying recorded receivables/payables, are recorded currently in the statement of operations. During the period covered by the financial statements, the Company has not utilized derivative instruments to manage either foreign currency firm commitments or foreign currency anticipated transactions.

At March 31, 1996, the Company held foreign currency forward contracts with maturities between April 5, 1996, and May 31, 1996, to sell 3.7 billion yen for $36.2 million. The fair value of the yen underlying these instruments at March 31, 1996, totaled $34.5 million. At March 31, 1995, the Company held foreign currency forward contracts to sell 2.5 billion yen for $26.2 million. The fair value of the yen underlying these instruments at March 31, 1995, totaled $28.9 million.

CARRYING AMOUNT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

                                                                March 31,
                                            ------------------------------------------------
(In millions)                                        1996                      1995
                                            ------------------------------------------------

                                            Carrying       Fair       Carrying        Fair
                                             amount        value       amount        value
                                            --------      ------      --------

Cash and cash equivalents                    $164.8       $164.8       $187.8        $187.8
Foreign currency contracts gain (loss)       $  1.7       $  1.7       $ (2.7)       $ (2.7)
Borrowings:
  Convertible subordinated debt              $374.3       $387.7       $212.5        $207.2
  Revolving credit line                      $210.0       $210.0       $ 40.0        $ 40.0
  Term loan                                    --           --         $125.0        $125.0
  Equipment loan                             $ 18.0       $ 18.0         --            --


The fair values for cash equivalents and marketable securities represent the quoted market prices at the balance sheet dates. The fair values for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying yen at the balance sheet dates. Fair values for the convertible subordinated debt are based on the quoted market price at the balance sheet dates. Fair values for the revolving credit agreement and term loan approximate their carrying amounts since interest rates on these borrowings are adjusted periodically to reflect market interest rates. The equipment loan was entered into shortly before March 31, 1996, at a market interest rate.

NOTE 3: INVENTORIES

Inventories consisted of:

                                                           March 31,
                                                  ---------------------------
(In thousands)                                       1996              1995
                                                  ---------------------------

Materials and purchased parts                     $ 119,984         $ 116,732
Work in process                                      98,591            42,091
Finished goods                                      240,963           165,827
                                                  ---------         ---------
                                                  $ 459,538         $ 324,650
                                                  =========         =========


NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:


(In thousands)                                              March 31,
                                                  -----------------------------
                                                     1996                1995
                                                  -----------------------------

Machinery and equipment                           $ 309,717           $ 241,926
Furniture and fixtures                               55,505              43,347
Buildings and leasehold improvements                152,749             107,433
Land                                                  7,474               7,224
                                                  ---------           ---------

                                                    525,445             399,930
Less accumulated depreciation and amortization     (161,334)           (119,831)
                                                  ---------           ---------

                                                  $ 364,111           $ 280,099
                                                  =========           =========

NOTE 5: CREDIT AGREEMENTS

The Company has a one-year $85 million unsecured Letter of Credit facility with certain banks to issue standby letters of credit to MKE and its affiliates, which expires in September 1996. As of March 31, 1996, there was no outstanding balance under this letter of credit facility.

NOTE 6: LONG-TERM DEBT

In October 1994, the Company entered into a three year $350 million senior credit facility structured as a $225 million revolving credit line and a $125 million term loan. As subsequently amended, the revolving credit line has been increased to $325 million and has been extended one year to expire in September 1998. The revolving credit is governed by a borrowing base of eligible accounts receivable and inventory, and the term loan was to amortize in five equal semiannual installments that commenced in October 1995. In February 1996, the remaining outstanding balance on the term loan was paid in full with proceeds of the issuance of the convertible subordinated notes discussed below. The revolving borrowings, at the option of the Company, bear interest at either LIBOR plus a margin or a base rate with option periods of one to six months. The facility is secured by all the Company's domestic assets and 66% of the Company's ownership of certain of its subsidiaries.

As of March 31, 1996, total borrowings under the revolving credit line were $210 million with a weighted average interest rate of approximately 7.5%. The maximum amount outstanding during the year under the senior credit facility was $405 million and the average amount outstanding for the year was approximately $275 million. The total weighted average interest rates on the bank debt for the years ended March 31, 1996 and 1995, were 8.3% and 8.0%, respectively. Financial covenants related to the senior credit facility include but are not limited to the following ratios: fixed charge coverage ratio, debt service coverage ratio and quick ratio. The Company's debt agreement currently prohibits the Company from paying dividends while the debt is outstanding. The Company was not in compliance with three of the financial covenants in connection with its senior credit facility as of March 31, 1996; however, the company has received a waiver of this non-compliance for the period ended March 31, 1996. In addition, the financial covenant requirements for future periods have been amended.

In March 1996, the Company entered into an $18 million term loan facility to finance certain capital equipment. The facility amortizes over three years at a fixed interest rate of 7.63% and payments are made on a quarterly basis. The facility is secured by specified capital equipment.

In February 1996, the Company issued approximately $241 million of 5% convertible subordinated notes (the "Notes") in a privately placed offering. The Notes are due March 1, 2003, and are subordinated to all existing and future senior indebtedness of the Company. Each Note is convertible at the option of the holder into the Company's common stock at a conversion price of $22.32 per share. The Notes are redeemable at the Company's option on or after March 3, 1998, and prior to March 3, 2000, under certain conditions related to the price of the Company's common stock. Subsequent to March 3, 2000, the Notes are redeemable at the Company's option at any time. Redemption prices range from 103.571% of the principal to 100% at maturity.

In April 1992, the Company issued $212.5 million of 6 3/8% convertible subordinated debentures. Each debenture is convertible, at the option of the holder, into the Company's common stock at a conversion price of $18.15 per share. The debentures became redeemable at the Company's option on April 2, 1995, at prices ranging from 104.5% of the principal to 100% at maturity. The debentures are due April 1, 2002, and are subordinated to all existing and future senior indebtedness of the Company. During fiscal 1996, $79,567,000, or approximately 37%, of the outstanding debentures were converted into the Company's common stock. This conversion resulted in the issuance of 4,383,477 shares.

Payments required on long-term debt outstanding at March 31, 1996, are: $4.1 million in fiscal 1997, $5.9 million in fiscal 1998, $216.3 million in fiscal 1999 and $1.7 million in fiscal 2000.

NOTE 7: SHAREHOLDERS' EQUITY

1993 Long-Term Incentive Plan: The Company has a Long-Term Incentive Plan (the "Plan") which provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards. The Plan has available and reserved for issuance 4.8 million shares and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 1996, were 488,000 shares. During fiscal 1996, the Company recorded compensation expense of $889,000 related to 298,000 shares of restricted stock granted pursuant to stock purchase rights under the Plan. No grants of restricted stock were made under the Plan prior to fiscal 1996. During fiscal 1996, additional compensation expense of $370,000 was recorded in relation to accelerated stock options under the Plan.

A summary of transactions relating to the 1993 Long-Term Incentive Plan follows:


(In thousands)                                                  Year ended March 31,
                                    --------------------------------------------------------------------------
                                               1996                                     1995
                                    --------------------------------------------------------------------------
                                    Options             Price              Options                 Price
                                    -------             -----              -------                 -----
Outstanding beginning of
 period                              3,086        $  9.875 -   15.50         1,012           $  9.875 -  15.50
Granted                              2,444        $    .01 -   22.875        2,294           $ 12.875 -  14.25
Canceled                              (475)       $  9.875 -   22.875         (158)          $  9.875 -  15.50
Exercised                             (722)       $    .01 -   15.625          (62)          $  9.875 - 12.875
                                     -----        -------------------        -----           -----------------
Outstanding end of period            4,333        $    .01 -   22.875        3,086           $  9.875 - 15.50
                                     =====                                   =====

Exercisable end of period            1,270                                     764
                                     =====                                   =====


Stock Option Plans: The Company has Stock Option Plans (the "Plans") under which an aggregate of 4.1 million shares of common stock have been reserved for future issuance. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value, and expire ten years from the date of grant; accordingly no compensation accounting has been required at the original date of grant. Compensation expense of $155,000 was recorded in fiscal 1996 on accelerated stock options under the Plans. Options generally vest ratably over one to four years. At March 31, 1996, options with respect to 81,000 shares were available for grant.

A summary of transactions relating to the Plans' outstanding stock options follows:


(In thousands)                                             Year ended March 31,
                                -------------------------------------------------------------------
                                          1996                                1995
                                -------------------------------------------------------------------
                                Options              Price         Options             Price
                                -------              -----         -------             -----

Outstanding beginning of
    period                        4,966        $   .82 -  16.00      5,914        $   .82 -   16.00
Granted                             820        $16.875 -  24.50         38        $         15.6875
Canceled                           (151)       $  8.50 -  17.50       (353)       $  8.50 -   12.50
Exercised                        (1,595)       $   .82 -  16.00       (633)       $  2.00 -   13.75
                                  -----       -----------------      -----        -----------------
Outstanding end of period         4,040        $  2.00 -  24.50      4,966        $   .82 -   16.00
                                  =====                              =====

Exercisable end of period         2,837                              2,934
                                  =====                              =====


Stock Purchase Plan: The Company has an employee stock purchase plan (the "Purchase Plan") under which 8.5 million shares of common stock have been reserved for issuance. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. The plan allows for the purchase of stock at 85% of the fair market value at the date of grant or the exercise date, whichever is less.

During fiscal 1996, 1995 and 1994, 1,338,000, 869,000 and 735,000 shares, respectively, were issued under this plan.

Shareholder Rights Plan: The Company has a shareholder rights plan (the "Rights Plan") which provides existing shareholders with the right to purchase 1/100 preferred share for each common share held in the event of certain changes in the Company's ownership. The Rights Plan may serve as a deterrent to takeover tactics which are not in the best interests of shareholders.

NOTE 8: RESTRUCTURING AND OTHER EXPENSES

On January 30, 1996, the Company committed to transition manufacturing of its high-capacity products to MKE. The Company's intention is to cease its manufacturing of these products and complete the shut-down of the related facilities by September 1996. The Company plans to continue manufacturing certain of the high-capacity products until that time in order to utilize components either on-hand or under firm committed orders. When the planned production is completed, related manufacturing work forces will be reduced. The Company intends to sell or dispose of certain facilities and equipment carried at a fair value of approximately $30 million, net of estimated cost to dispose, which are associated with the high-capacity manufacturing facilities located in Penang, Malaysia and Milpitas, California. A buyer is being sought for the manufacturing building in Malaysia; however, the Company cannot predict when a sale might be completed. The fair value of the building was estimated based on a market study.

In connection with the plan, the Company recorded a restructuring charge of $209 million, pre-tax, in the fourth quarter of fiscal 1996. Among other things, the charge provides for costs associated with: employee termination benefits for approximately 2,250 employees associated with the high-capacity product manufacturing process; the difference between the carrying value and estimated current fair value on disposal of high-capacity manufacturing property and equipment; and incremental impairments in the carrying value of certain high-capacity product inventories and losses on supplier commitments arising directly from the decision to stop manufacturing, as follows:


      (In millions)

      Employee termination benefits                                     $ 10
      Write-down of capital assets to fair value                          45
      Write-down of inventories to net realizable value and
         losses on supplier commitments                                  144
      Other exit costs                                                    10
                                                                        ----
                                                                        $209
                                                                        ====


The restructuring accrual at March 31, 1996, is comprised of approximately $83 million related to product transition costs, such as excess purchase commitments and costs to complete existing inventory in excess of recoverable value, approximately $10 million related to employee termination benefits, and approximately $10 million in other estimated exit costs. There were no significant cash expenditures associated with the exit plan in fiscal 1996. It is expected that approximately $97 million of cash expenditures related to the restructuring will occur during the first half of fiscal 1997.

The actual results with regard to this restructuring charge could vary in the event that demand for the current high-capacity products declines faster than expected, resulting in additional excess inventory, or if greater than expected costs are incurred in closing the Company's high-capacity manufacturing operations. In addition, the transition of the high-capacity manufacturing operations to MKE entails several risks. The high-capacity products are more complex to manufacture than the desktop products and MKE has not previously manufactured any significant amount of the high-capacity products. This transition also requires the successful introduction of new products during fiscal 1997 which are currently still in development.

During fiscal 1994, the Company recorded $22.8 million in restructuring and other charges to operations. The charge was comprised of the following components:


        (In millions)

        Write-off of Plus Development goodwill and certain
           Plus Development inventory                              $ 7.7
        Reduction in force                                           1.5
        Accelerated product transitions                              8.0
        Consolidation of sales offices and other facilities          5.1
        Other                                                        0.5
                                                                   -----
                                                                   $22.8
                                                                   =====


At March 31, 1994, all of the activities contemplated in the $22.8 million of restructuring and other charges had been completed and no material amount of the accrual remained.

NOTE 9: SAVINGS AND INVESTMENT PLAN

Substantially all of the regular domestic employees are eligible to make contributions to the Company's 401(k) savings and investment plan. The Company matches a percentage of the employee's contributions and may also make additional discretionary contributions to the plan. Prior to October 1, 1994, all of the Company's matching contributions were discretionary. Company contributions were $4.0 million in fiscal 1996, $1.1 million in fiscal 1995, and $.3 million in fiscal 1994.

NOTE 10: INCOME TAXES

The income tax provision computed under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," consists of the following:

(In thousands)                           Year ended March 31,
                             --------------------------------------------
                               1996            1995                 1994
                             --------------------------------------------
Federal:   Current           $(31,160)        $31,896            $(10,396)
           Deferred           (44,686)           (751)              4,805
                             --------         -------            --------
                              (75,846)         31,145              (5,591)
                             --------         -------            --------

State:     Current              9,691          19,386               3,965
           Deferred            (9,691)         (5,571)             (3,219)
                             --------         -------            --------
                                    -          13,815                 746
                             --------         -------            --------

Foreign:   Current             24,926          23,528               1,244
           Deferred                38          (4,774)              4,590
                             --------         -------            --------
                               24,964          18,754               5,834
                             --------         -------            --------

Income tax provision         $(50,882)       $ 63,714           $     989
                             ========         ========          =========

The tax benefits associated with nonqualified stock options, disqualifying dispositions of stock options and employee stock purchase plan shares reduce taxes currently payable as shown above by $8.5 million, $1.6 million and $5.4 million in fiscal 1996, 1995 and 1994, respectively. Such benefits are credited to capital in excess of par value when realized.

The Company's income tax provision differs from the amount computed by applying the Federal statutory rates of 35% to income before income taxes as follows:


(In thousands)                                                         Year ended March 31,
                                                          ------------------------------------------
                                                             1996             1995              1994
                                                          ------------------------------------------
Tax at federal statutory rate                             $(49,468)         $50,857          $ 1,282
State income tax, net of federal benefit                         -            8,980              485
Amortization and write-off of goodwill                           -               68            2,386
Foreign earnings taxed at less than U.S. rates              (3,545)          (9,447)          (3,007)
Federal valuation allowance                                 (4,855)          13,286                -
Other                                                        6,986              (30)            (157)
                                                          --------          -------         --------

                                                          $(50,882)         $63,714         $    989
                                                          ========          =======         ========

Effective tax rate                                              36%              44%              27%


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:



(In thousands)                                                                    Year ended March 31,
                                                                              --------------------------
                                                                                  1996            1995
                                                                              --------------------------
Deferred tax assets
  Inventory valuation methods                                                 $  56,728        $  30,009
  Accrued warranty expense                                                        8,768           10,514
  Allowance for doubtful accounts                                                 3,610            4,163
  Distribution reserves                                                           6,283            5,439
  Restructuring reserve                                                          35,776             --
  Other accruals and reserves not currently deductible for tax purposes          11,470            5,868
  Depreciation methods                                                           21,819            5,750
  Amortization methods                                                           20,597           18,415
  Federal and state valuation allowance                                         (15,224)         (16,347)
                                                                              ---------        ---------

                                                                                149,827           63,811
Deferred tax liabilities
  Tax on unremitted foreign earnings net of foreign tax credits and
    foreign deferred taxes                                                      (36,619)         (12,836)
  Other                                                                         (14,815)          (6,921)
                                                                              ---------        ---------

                                                                                (51,434)         (19,757)
                                                                              ---------        ---------

     Net deferred tax asset                                                   $  98,393        $  44,054
                                                                              =========        =========


For financial reporting purposes, the Company has provided a valuation allowance for certain deferred tax assets that are expected to reverse over a 15 year period. The Company believes that the valuation allowance is needed to reduce the deferred tax asset to an amount that is more likely than not to be realized. The valuation allowance increased (decreased) by $(1.1) million and $16.3 million for the years ended March 31, 1996 and 1995, respectively.

Pretax income from foreign operations was $124.3 million, $113.6 million and $49.2 million for the years ended March 31, 1996, 1995 and 1994, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $156.9 million. The residual U.S. tax liability if such amounts were remitted would be approximately $39 million.

NOTE 11: LITIGATION

On February 26, 1993, Quantum commenced a declaratory judgment lawsuit against Rodime PLC of Glasgow, Scotland, in the U.S. District Court for the District of Minnesota. Rodime counterclaimed by asserting that certain Quantum 3.5-inch hard disk drive products infringed its U.S. Patent No. 4,638,383 and sought royalty payments under that patent. The United States District Court entered a summary judgment in Quantum's favor, ruling that claims of the Rodime patent were invalid because of impermissible broadening in reexamination proceedings. This summary judgement was affirmed on September 22, 1995, by the U.S. Court of Appeals for the Federal Circuit. On April 29, 1996, the United States Supreme Court declined to review this decision. This ruling, now final, is fully dispositive of Quantum's dispute with Rodime.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

NOTE 12: COMMITMENTS

The Company leases its present facilities under non-cancelable operating lease agreements for periods of up to fifteen years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes or insurance.

Rent expense was $29.7 million, $18.8 million and $12.1 million for the years ended March 31, 1996, 1995 and 1994, respectively.

Future minimum lease payments under operating leases are as follows:

       (In thousands)
     Year ended March 31,

        1997                               $ 19,914
        1998                                 17,994
        1999                                 17,085
        2000                                 14,540
        2001                                 12,627
     Thereafter                              64,256
                                           --------
Total future minimum lease payments        $146,416
                                           ========


The amounts above include $11.4 million for payments due on a lease in Louisville, Colorado which were provided for in the Digital exit accrual (see
Note 14). In addition, the Company has committed to purchase for $15 million a building currently under construction in Louisville. The Company expects to occupy the building in August 1996.

NOTE 13: BUSINESS SEGMENT AND FOREIGN OPERATIONS

The Company is engaged in a single business segment consisting of the design, manufacture and marketing of information storage products, including high-performance, high-quality 3.5-inch hard disk drives; economical, high-capacity 5.25-inch hard disk drives; high-capacity, high-performance DLT(TM) tape drive products; and solid state disk drives. The Company also manufactures recording heads for use in its products.

A significant percentage of the Company's sales are made to customers in non-U.S. locations and a majority of the Company's products are manufactured by MKE in Japan, Singapore and Ireland. Quantum also operates a repair facility in Malaysia, a repair and distribution center in Ireland, and manufacturing plants in Malaysia and Indonesia.

As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions and changes in tariff and freight rates.

During fiscal 1994, the Company began operations in its European headquarters. Prior to fiscal 1994, export sales from domestic operations accounted for a significant portion of the Company's sales. Export sales for fiscal 1996 and 1995 were less than 10% of consolidated sales. Following is a table that summarizes U.S. export sales to certain geographic areas for the year ended March 31, 1994:

(In thousands)


Europe                                                $140,000
Asia-Pacific                                            59,000
Other                                                   21,000
                                                      --------
                                                      $220,000
                                                      ========


Information on operations by geographic area is presented in the tables below. Transfers between geographic areas are accounted for at amounts which are generally above cost and are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic location. Operating income (loss) by geographic area does not include an allocation of general corporate expenses.

FISCAL 1996

                                     Geographic Area
                               -------------------------------------
                                                             Rest of
(In millions)                      U.S.         Europe        World          Corp.         Eliminations      Total
                               -------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                     $ 2,141        $ 2,121       $   161              -                -         $ 4,423
Transfers between geographic
  locations                         461             66             -              -          $  (527)              -
                                -------        -------       -------        -------          -------          ------

Total net sales                 $ 2,602        $ 2,187       $   161              -          $  (527)        $ 4,423
Operating income (loss)         $  (167)       $   337       $  (117)       $  (166)               -         $  (113)
Identifiable assets             $ 1,163        $   578       $   189        $    45                -         $ 1,975



FISCAL 1995

                                     Geographic Area
                               -------------------------------------
                                                             Rest of
(In millions)                      U.S.         Europe        World          Corp.      Eliminations        Total
                               -------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                     $1,596           $1,663      $  109            -                -           $3,368
Transfers between geographic
  locations                        312               75           -            -          $  (387)               -
                                ------           ------      ------       ------          --------          ------

Total net sales                 $1,908           $1,738      $  109            -          $  (387)          $3,368
Operating income (loss)         $   56           $  294      $   (3)      $ (186)               -           $  161
Identifiable assets             $  917           $  429      $  100       $   35                -           $1,481

FISCAL 1994

                                     Geographic Area
                               -------------------------------------
                                                             Rest of
(In millions)                      U.S.         Europe        World          Corp.       Eliminations        Total
                               -------------------------------------------------------------------------------------

Revenue from unaffiliated
  customers                    $1,218          $  837         $  76             -               -            $2,131
Transfers between geographic
  locations                       261              77             -             -           $(338)                -
                               ------          ------         -----         -----           ------           ------

Total net sales                $1,479          $  914         $  76             -           $(338)           $2,131
Operating income (loss)        $    4          $  120         $  (4)        $(110)              -            $   10
Identifiable assets            $  666          $  252         $  53         $  26               -            $  997


One major customer accounted for 12%, 16%, and 10% of consolidated sales in 1996, 1995 and 1994, respectively. In addition, another customer accounted for 11%, 12% and 22% of consolidated sales in 1996, 1995 and 1994, respectively.

NOTE 14: ACQUISITION OF BUSINESSES FROM DIGITAL EQUIPMENT CORPORATION

On October 3, 1994, Quantum Corporation ("Quantum" or "the Company") acquired the Hard Disk Drive, Heads and Tape Drives Businesses of the Storage Business Unit of Digital Equipment Corporation ("the Acquired Businesses"), in a transaction accounted for as a purchase. The operating results of the Acquired Businesses have been included in the consolidated statement of operations from the date of acquisition.

The purchase price was finalized during the second quarter of fiscal 1996, resulting in a $5.7 million reduction to the original contracted purchase price of $355.2 million. The original price included direct costs of $4.7 million incurred for investment banker and professional fees and other direct incremental transaction costs. The purchase price reduction is reflected as a $4.6 million reduction in inventories and a $1.1 million reduction in property and equipment.

Recap of finalized purchase price allocation (in millions)


               Inventories                                             $142.1
               Property and equipment                                   103.2
               Intangible assets                                        106.1
               Accrual for exit costs                                   (34.9)
               Other assets/liabilities, net                            (34.2)
               Purchased research and development                        67.2
                                                                       ------
                                                                       $349.5
                                                                       ======


Intangible assets include $79.5 million of completed technology and an aggregate of $26.6 million for work force in place, a supply agreement and customer lists. Completed technology and work force in place were assigned four year lives, while the customer base was assigned a ten year life. The supply agreement was assigned a life equal to the terms of the contractual agreement. Intangible asset amortization totaled $26.5 million and $13.4 million in fiscal 1996 and 1995, respectively.

The accrual for exit costs included only those direct costs related to exiting facilities and operations in Colorado acquired from Digital and did not include any costs related to modifications of the previous Quantum business. The components of the exit activities were as follows:

(In millions)

         Non-cancelable lease commitments after closure
            and costs to "make new" as required by the lease        $11.4
         Reduction in force                                           7.7
         Retention bonuses                                            4.5
         Write-off of capital assets resulting from closures          9.3
         Other                                                        2.0
                                                                    -----
                                                                    $34.9
                                                                    =====

Except for approximately $12 million to exit the QPC lease arrangement assumed in the Acquisition and termination benefits related to a small remaining work force, the activities contemplated in the $34.9 million accrual for exit costs have been completed at March 31, 1996, without a material change in the estimated cost of such activities. During fiscal 1996, cash outlays related to exit activity were $15.6 million. The future cash outlays related to the exit accrual are estimated to be approximately $12 million and are expected to be incurred in calendar 1996.

The $67.2 million allocated to purchased research and development was expensed in fiscal 1995 as required under generally accepted accounting principles.

The unaudited pro forma combined condensed results of operations of the Company for the twelve months ended March 31, 1995, and March 31, 1994, had the Acquisition occurred at the beginning of the period and which eliminate the non-recurring charges, are as follows:

(In thousands except per share data)                Twelve Months Ended
                                           ---------------------------------------
                                            March 31, 1995       March 31, 1994
                                               Pro Forma            Pro Forma
                                           ---------------------------------------
Net sales                                    $  3,790,769         $  2,956,307
Net income (loss)                            $     75,877         $    (40,696)
Net income (loss) per share:
   Primary                                   $       1.60         $      (0.94)
   Fully diluted                             $       1.29         $      (0.94)

The unaudited pro forma results for the twelve months ended March 31, 1995, and March 31, 1994, exclude the effects of the charge for purchased research and development and other in merger costs of $73 million, as such amounts are non-recurring. The pro forma results for the twelve months ended March 31, 1995, and March 31, 1994, reflect intangible asset amortization, depreciation of acquired fixed assets, amortization of loan fees and interest expense on the new debt related to the Acquisition.

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

NOTE 15: UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                         Fiscal 1996
                                        -----------------------------------------------------------------------
(In thousands except per share data)     1st Quarter       2nd Quarter       3rd Quarter        4th Quarter(i)
                                        -----------------------------------------------------------------------
Sales                                    $   941,316       $ 1,033,048       $ 1,215,872        $ 1,232,491
Gross margin                             $   124,489       $   142,426       $   113,955        $   161,548
Net income (loss)                        $    12,942       $    22,025       $    (2,481)       $  (122,942)
Net income (loss) per share
   Primary                               $      0.25       $      0.39       $     (0.05)       $     (2.28)
   Fully diluted                         $      0.24       $      0.37       $     (0.05)       $     (2.28)

                                                                       Fiscal 1995(ii)
                                        -------------------------------------------------------------------
(In thousands except per share data)     1st Quarter       2nd Quarter       3rd Quarter        4th Quarter
                                        -------------------------------------------------------------------
Sales                                    $ 725,304         $ 726,169         $ 932,702          $ 983,809
Gross margin                             $ 146,077         $ 132,730         $ 135,255          $ 149,651
Net income (loss)                        $  58,241         $  48,603         $ (48,310)         $  23,057
Net income (loss) per share
   Primary                               $    1.24         $    1.03         $   (1.06)         $     .48
   Fully diluted                         $    1.03         $     .85         $   (1.06)         $     .42


(i) The results of operations for the fourth quarter of fiscal 1996 include the effect of a $209 million charge related to the transition of manufacturing for the Company's high-capacity products to MKE. See Note 8.

(ii) On October 3, 1994, Quantum acquired portions of Digital Equipment's business. The acquisition is not reflected in the financial statements prior to the third quarter of fiscal 1995, and thus the results for the first and second quarters of fiscal 1995 are not comparable to the later results. See Note 14.

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

With the exception of the information incorporated in Items 10, 11, 12 and 13 of this Form 10-K Annual Report, the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is not deemed "filed" as part of this Form 10-K Annual Report.

PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this Report:

       1. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES - See Index to Consolidated Financial Statements at Item 8 on page 23 of this report.

       2.     EXHIBITS

    Exhibit
    Number
    -------

2.1(a) (1)        Stock and Asset Purchase Agreement by and among Quantum
                  Corporation, Quantum Peripherals (Europe) S.A. and Digital
                  Equipment Corporation, dated as of July 18, 1994

2.1(b) (1)        Amendment No. 1 dated as of October 3, 1994, to the Stock and
                  Asset Purchase Agreement by and among Quantum Corporation,
                  Quantum Peripherals (Europe) S.A. and Digital Equipment
                  Corporation, dated as of July 18, 1994

2.1(c) (1)        Supplemental agreement to the Stock and Asset Purchase
                  Agreement by and among Quantum Corporation, Quantum
                  Peripherals (Europe) S.A. and Digital Equipment Corporation, dated as of July 18, 1994

2.2 (1) RMMI Stock Purchase Agreement, dated as of July 18, 1994, among Quantum Corporation, Digital Equipment Corporation and Rocky Mountain Magnetics, Inc

3.1(a) (2)        Certificate of Incorporation of Registrant

3.1(b) (3)        Certificate of Amendment of Certificate of Incorporation of
                  Registrant

3.2 (3)           By-laws of Registrant, as amended

4.1 (4) Indenture between Registrant and LaSalle National Bank, Trustee, covering $212.5 million of 6 3/8% Convertible Subordinated Debentures due 2002 (including form of Debenture)

4.2 (5)           Shareholder Rights Plan

10.7 (2)          Registrant's 1984 Incentive Stock Option Plan and Agreement

10.8 (6)          Registrant's 1986 Stock Option Plan and Agreement, as amended

10.9 (7) Registrant's Employee Stock Purchase Plan and form of Subscription Agreement, as amended

10.10 (8)         Form of Indemnification Agreement between Registrant and
                  Certain Officers and Directors

10.11 (9)         Agreement between Registrant and MKE

10.12 (10) (11)   Purchase Agreement between Registrant and MKE

10.13 (12)        Lease (dated October 13, 1989) between Registrant and John
                  Arrillaga and Richard T. Perry, Separate Property Trusts

10.14 (13)        Lease (dated September 17, 1990) between Registrant and John
                  Arrillaga and Richard T. Perry, Separate Property Trusts

10.15 (3)         Lease (dated April 10, 1992) between Registrant and John
                  Arrillaga and Richard T. Perry, Separate Property Trusts

10.17 (14)        Form of Statement of Employment Terms executed by Stephen M.
                  Berkley, David A. Brown and William J. Miller, directors of
                  Registrant, and Joseph T. Rodgers, William F. Roach and
                  Michael A. Brown, executive officers of Registrant

10.18 (9)         Lease (dated November 13, 1992) and First Amendment to Lease
                  (dated November 17, 1992) between Registrant and Milpitas
                  Realty Delaware, Inc.

10.20 (15)        Third Amendment to the Purchase Agreement between Registrant and MKE dated December 31, 1992

10.21 (16)        1993 Long-Term Incentive Plan

10.23 (17)        Second Amendment (dated April 15, 1993) to Lease (dated
                  November 13, 1992) between Registrant and Milpitas Realty
                  Delaware, Inc.

10.24 (17)        Lease (dated April 14, 1993) between Registrant and Milpitas
                  Realty Delaware, Inc.

10.25 (1)         Patent Assignment and License Agreement, dated as of October
                  3, 1994, by and between Digital Equipment Corporation and
                  Quantum Corporation

10.27 (10)(18)    Supply Agreement between Digital Equipment Corporation (Buyer)
                  and Quantum Corporation (Seller) for Storage Devices, as dated as of October 3, 1994

10.28 (18)        Credit Agreement among Quantum Corporation and The Banks named herein and ABN AMRO BANK N.V., San Francisco International
                  Branch, BARCLAYS BANK PLC and CIBC INC. as Managing Agents for the Banks, and CANADIAN IMPERIAL BANK OF COMMERCE as
                  Administrative Agent and Collateral Agent for the Banks dated as of October 3, 1994

10.29 (19)        First Amendment dated February 15, 1995, to Credit Agreement
                  (dated October 3, 1994), among Quantum Corporation and The
                  Banks named herein and ABN AMRO BANK N.V., San Francisco
                  International

                  Branch, BARCLAYS BANK PLC and CIBC INC. as Managing Agents for the Banks, and CANADIAN IMPERIAL BANK OF COMMERCE as Administrative Agent and Collateral Agent for the Banks

10.30 (20)        Second Amendment dated June 26, 1995 to Credit Agreement
                  (dated October 3, 1994), among Quantum Corporation and The
                  Banks named herein and ABN AMRO BANK N.V., San Francisco
                  International Branch, BARCLAYS BANK PLC and CIBC INC. as
                  Managing Agents for the Banks, and CANADIAN IMPERIAL BANK OF
                  COMMERCE as Administrative Agent and Collateral Agent for the
                  Banks

10.31(21)         Third Amendment, dated September 29, 1995, to Credit Agreement
                  (dated October 3, 1994) among Quantum Corporation and The
                  Banks named herein and ABN AMRO BANK N.V., San Francisco
                  International Branch, BARCLAYS BANK PLC and CIBC INC. as
                  Managing Agents for the Banks, and CANADIAN IMPERIAL BANK OF
                  COMMERCE as Administrative Agent and Collateral Agent for the
                  Banks.

10.32 (21)        Credit Agreement dated September 22, 1995, among Quantum
                  Corporation and the Banks named therein and THE SUMITOMO BANK, LIMITED, acting through its San Francisco branch, as Agent for the Banks and as Issuer

10.33 (21)        Lease Agreement, dated August 31, 1995, between CRAY COMPUTER
                  CORPORATION, as Landlord, and QUANTUM CORPORATION, as Tenant

10.34 (22)        Lease Agreement, dated August 22, 1995, between QD INVESTORS, as Landlord, and QUANTUM CORPORATION, as Tenant

10.35 Fourth Amendment, dated January 29, 1996, to Credit Agreement (dated October 3, 1994) among Quantum Corporation and The Banks named herein and ABN AMRO BANK N.V., San Francisco International Branch, BARCLAYS BANK PLC and CIBC INC. as Managing Agents for the Banks, and CANADIAN IMPERIAL BANK OF COMMERCE as Administrative Agent and Collateral Agent for the Banks

10.36 Indenture dated as of February 15, 1996, between Quantum Corporation and LaSalle National Bank, as trustee, covering 5% Convertible Subordinated Notes due 2003.

10.37 Fifth Amendment, dated May 29, 1996, to Credit Agreement (dated October 3, 1994) among Quantum Corporation and The Banks named herein and ABN AMRO BANK N.V., San Francisco International Branch, BARCLAYS BANK PLC and CIBC INC. as Managing Agents for the Banks, and CANADIAN IMPERIAL BANK OF COMMERCE as Administrative Agent and Collateral Agent for the Banks

10.38 Consulting and Release Agreement dated as of November 1, 1995, between William J. Miller and Quantum Corporation

11                Statement of Computation of Earnings Per Share

12                Statement of Computation of Ratios of Earnings to Fixed
                  Charges

21                Subsidiaries of Registrant

23                Consent of Ernst & Young LLP, Independent Auditors

24                Power of Attorney.  See page 49.

27                Financial Data Schedule

- ------------------------------

         (1) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 17, 1994.

         (2) Incorporated by reference from Annual Report on Form 10-K for Registrant's fiscal year ended March 31, 1987.

         (3) Incorporated by reference from exhibits filed with Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1992.

         (4) Incorporated by reference from Registration Statement No. 33-46387 on Form S-3.

         (5) Incorporated by reference from Form 8-A filed with the Securities and Exchange Commission on August 5, 1988.

         (6) Incorporated by reference from exhibits filed with Registrant's Form S-8, No. 33-52190 filed with the Securities and Exchange Commission on September 21, 1992.

         (7) Incorporated by reference from exhibits filed with Registrant's Form S-8, No. 33-52192 filed with the Securities and Exchange Commission on September 21, 1992.

         (8) Incorporated by reference to the Registrant's Definitive Special Meeting Proxy Statement filed with the Securities and Exchange Commission on March 24, 1987.

         (9) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 27, 1989, filed with the Securities and Exchange Commission on February 10, 1993.

         (10) Confidential Treatment Requested. Granted by the Securities and Exchange Commission.

         (11) Incorporated by reference from Annual Report on Form 10-K for Registrant's fiscal year ended March 31, 1988.

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

         (14) Incorporated by reference to the Registrant's Amendment No. 1 to Form 10-Q for the quarter ended June 30, 1991.

         (15) Incorporated by reference from Annual Report on Form 10-K for Registrant's fiscal year ended March 31, 1993.

         (16) Incorporated by reference from Registration Statement No. 33-72222 on Form S-8 filed with the Securities and Exchange Commission on November 30, 1993.

         (17) Incorporated by reference from exhibits filed with Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1994.

         (18) Incorporated by reference from Form 8-K/A-1 filed with the Securities and Exchange Commission on January 31, 1995.

         (19) Incorporated by reference from exhibits filed with Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1995.

         (20) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended July 2, 1995, filed with the Securities and Exchange Commission on August 17, 1995.

         (21) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended October 1, 1995, filed with the Securities and Exchange Commission on November 20, 1995.

         (22) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1995, filed with the Securities and Exchange Commission on February 5, 1996.

 (b)   Reports on Form 8-K

       (1) Form 8-K dated February 5, 1996, filed on February 8, 1996.

       (2) Form 8-K dated February 15, 1996, filed on March 22, 1996.

       (3) Form 8-K dated May 7, 1996, filed on May 8, 1996.

(c)    Exhibits
       See Item 14(a) above.

(d)    Financial Statement Schedules
       See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUANTUM CORPORATION

Dated:  June 21, 1996                     \s\   JOSEPH T. RODGERS
                                          -----------------------
                                          Joseph T. Rodgers
                                          Executive Vice President, Finance
                                          Chief Financial Officer and Secretary

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints G. Edward McClammy and Andrew Kryder, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 21, 1996.

Signature                                  Title
- ------------------------------------------------------------

\s\ MICHAEL A. BROWN                       President, Chief Executive Officer and
- -------------------------------------      Director (Principal Executive Officer)
(Michael A. Brown)

\s\ JOSEPH T. RODGERS                      Executive Vice President, Finance, Chief
- -------------------------------------      Financial Officer and Secretary (Principal
(Joseph T. Rodgers)                        Financial and Accounting Officer)

\s\ STEPHEN M. BERKLEY                     Chairman of the Board
- -------------------------------------
(Stephen M. Berkley)

\s\ DAVID A. BROWN                         Director
- -------------------------------------
(David A. Brown)

\s\ ROBERT J. CASALE                       Director
- -------------------------------------
(Robert J. Casale)

\s\ EDWARD M. ESBER, JR.                   Director
- -------------------------------------
(Edward M. Esber, Jr.)

\s\ STEVEN C. WHEELWRIGHT                  Director
- -------------------------------------
(Steven C. Wheelwright)

                               QUANTUM CORPORATION
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                        Additions
                                         Balance at    (reductions)                  Balance at
Classification                           beginning of   charged to                   end of
(In thousands)                           period          expense      Deductions(i)  period
                                         ------------------------------------------------------------------------------
Allowance for doubtful
accounts year ended:
    March 31, 1996                       $  11,962     $    (813)     $    (652)     $  10,497
    March 31, 1995                       $   9,391     $   4,142      $  (1,571)     $  11,962
    March 31, 1994                       $   8,118     $   6,296      $  (5,023)     $   9,391

Accrued restructuring and exit costs
  year ended:  (ii)
    March 31, 1996                       $  32,213     $ 116,187      $ (32,863)     $ 115,537
    March 31, 1995                       $  34,937             -      $  (2,724)     $  32,213


(i) For the allowance for doubtful accounts, deductions represent write-offs, and for the accrued restructuring and exit costs, deductions represent usage of the accrual.

(ii) Established October 3, 1994, when recording the Digital acquisition. Additions in fiscal 1996 were related to the restructuring charge resulting from the transition of the high-capacity product manufacturing to MKE.