Form 10-Q
period 1996-06-30
QUANTUM CORP /DE/
filed 1996-08-14
CIK 709283

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 1996: 57,669,553

                               QUANTUM CORPORATION

                                   10-Q REPORT

                                      INDEX
                                                                     Page
                                                                    Number
                                                                    ------
PART I - FINANCIAL INFORMATION

       Item 1.      Financial Statements                               3

                    Consolidated Statements of Income                  3

                    Consolidated Balance Sheets                        4

                    Consolidated Statements of Cash Flows              5

                    Notes to Consolidated Financial Statements         6


       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      7


PART II - OTHER INFORMATION                                            16


SIGNATURE                                                              17

                               QUANTUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (unaudited)

                                                   Three Months Ended
                                                  June 30,      July 2,
                                                      1996         1995
                                                ----------   ----------

Sales                                           $1,153,502   $  941,316
Cost of sales                                    1,012,223      816,827
                                                ----------   ----------

   Gross profit                                    141,279      124,489

Operating expenses:
   Research and development                         66,665       55,111
   Sales and marketing                              36,195       33,703
   General and administrative                       21,487       12,182
                                                ----------   ----------

                                                   124,347      100,996

   Income from operations                           16,932       23,493

Other (income) expense:
   Interest expense                                 10,272        8,147
   Interest and other income                         1,467       (2,882)
                                                ----------   ----------
                                                    11,739        5,265

Income before income taxes                           5,193       18,228
Income tax provision                                 1,350        5,286
                                                ----------   ----------

Net income                                      $    3,843   $   12,942
                                                ==========   ==========

Net income per share:
   Primary                                      $     0.07   $     0.25
   Fully diluted                                $     0.07   $     0.24

Weighted average common and common
  equivalent shares:
      Primary                                       57,846       51,712
      Fully diluted                                 57,846       62,239

See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                  June 30,    March 31,
                                                      1996         1996
                                                ----------   ----------
Assets
Current assets:
   Cash and cash equivalents                    $  140,036   $  164,752
   Accounts receivable, net of allowance for
      doubtful accounts of $13,498 and
      $10,497, respectively                        730,221      711,107
   Inventories                                     449,521      459,538
   Deferred taxes                                  109,609      109,625
   Other current assets                            104,347       81,472
                                                ----------   ----------

Total current assets                             1,533,734    1,526,494

Property and equipment, net of accumulated
   depreciation of $179,289 and $161,334           384,099      364,111
Purchased intangibles, net                          55,685       66,313
Other assets                                        18,061       18,437
                                                ----------   ----------

                                                $1,991,579   $1,975,355
                                                ==========   ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                             $  465,577   $  498,829
   Accrued warranty expense                         48,341       62,289
   Accrued compensation                             40,152       45,439
   Income taxes payable                             46,304       40,994
   Accrued restructuring and exit costs             56,266      115,537
   Current portion of long-term debt                 5,659        4,125
   Other accrued liabilities                        65,441       53,929
                                                ----------   ----------

Total current liabilities                          727,740      821,142

Deferred taxes                                      11,232       11,232
Convertible subordinated debt                      338,700      374,283
Long-term debt                                     315,992      223,875

Shareholders' equity:
   Common stock                                    316,195      266,946
   Retained earnings                               281,720      277,877
                                                ----------   ----------

Total shareholders' equity                         597,915      544,823
                                                ----------   ----------

                                                $1,991,579   $1,975,355
                                                ==========   ==========

See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                         Three Months Ended
                                                        June 30,      July 2,
                                                            1996         1995
                                                       ---------    ---------
Cash flows from operating activities:
   Net income                                          $   3,843    $  12,942
   Items not requiring the current use of cash:
      Depreciation and amortization                       28,154       21,834
      Compensation related to stock option plans             365         --
   Changes in assets and liabilities:
      Accounts receivable                                (19,114)     (39,478)
      Inventories                                         10,017      (67,209)
      Accounts payable                                   (33,252)      69,843
      Income taxes payable                                   (87)     (16,207)
      Accrued warranty expense                           (13,948)        (373)
      Other assets and liabilities                       (61,367)     (46,793)
                                                       ---------    ---------

Net cash provided by (used in) operating activities      (85,389)     (65,441)
                                                       ---------    ---------

Cash flows from investing activities:
   Investment in property and equipment                  (43,980)     (38,118)
                                                       ---------    ---------

Net cash provided by (used in) investing activities      (43,980)     (38,118)
                                                       ---------    ---------

Cash flows from financing activities:
   Proceeds from long-term credit facilities             125,000       85,000
   Principal payments on long-term credit facilities     (31,349)     (10,000)
   Proceeds from issuance of common stock                 11,002        9,690
                                                       ---------    ---------

Net cash provided by financing activities                104,653       84,690
                                                       ---------    ---------

Net decrease in cash and cash equivalents                (24,716)     (18,869)
Cash and cash equivalents at beginning of period         164,752      187,753
                                                       ---------    ---------

Cash and cash equivalents at end of period             $ 140,036    $ 168,884
                                                       =========    =========

Supplemental disclosure of cash flow information:
   Conversion of debentures                            $  35,583         --
   Cash paid during the period for:
      Interest                                         $   9,611    $   9,081
      Taxes                                            $   1,494    $  21,976

See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of presentation

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 1996.

2.   Inventories

   Inventories consisted of the following:
      (In thousands)
                                                June 30,         March 31,
                                                    1996              1996
                                              ----------         ---------

   Materials and purchased parts               $  89,504          $119,984
   Work in process                                60,490            98,591
   Finished goods                                299,527           240,963
                                               ---------         ---------
                                                $449,521          $459,538
                                                ========          ========

3.   Net income per share

Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income per share computed on a fully diluted basis assumes conversion of the Company's outstanding convertible subordinated debt. For the three month period ended June 30, 1996, net income per share, on a fully diluted basis, did not assume conversion of the outstanding convertible debt because the effect would have been anti-dilutive.

4.   Debt

The Company has a senior credit facility with a $325 million revolving credit line and an outstanding balance as of June 30, 1996, of $305 million. Subsequent to the end of the period, certain of the related financial covenants were amended, effective for the quarter ended June 30, 1996.

The Company's convertible subordinated debentures due 2002 are redeemable at the Company's option, at prices ranging from 103.8% of the principal at April 1, 1996, to 100% at maturity. At the option of the holder, each debenture is convertible into the Company's common stock at a conversion price of approximately $18.15 per share. In the three months ended June 30, 1996, a total of $35,583,000 of the debentures, or approximately 27% of the outstanding balance of $132,933,000 at the end of the prior fiscal year, were converted. This resulted in the issuance of 1,960,622 shares of common stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the expected benefits of transitioning the manufacturing of the Company's high-capacity hard disk drive products to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), of Japan, as well as management's expectations regarding financial results for fiscal 1997. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below in "Trends and Uncertainties" and elsewhere in this report.

Results of Operations

SALES. Sales for the three months ended June 30, 1996, were $1,154 million compared to $941 million for the three months ended July 2, 1995. The increase in sales on a year-to-year basis was attributable to increased unit sales and a change in sales mix to larger-capacity products in the desktop market, partially offset by a decline in average unit prices on existing products. During the first quarter of fiscal 1997, the Company experienced weaker than expected demand for drives for the personal computer market that resulted in pressure on pricing. (See the discussion under "Trends and Uncertainties" below.) In addition, sales of high-capacity disk drive products declined as products manufactured by Quantum are being phased out and shipments of high-capacity products manufactured by MKE have not yet begun. Compared to the corresponding period in fiscal 1996, total unit shipments for the first quarter of fiscal 1997 increased 18%, while sales for the first quarter of fiscal 1997 increased 23% over the first quarter of fiscal 1996. Sales of a limited number of desktop and portable storage products represented a significant majority of sales for the three months ended June 30, 1996. The Company anticipates that this trend will continue in the future.

Sales to the top five customers for the three months ended June 30, 1996, represented 42% of sales, with one customer having sales greater than 10% of sales for the period. For the corresponding period in fiscal 1996, sales to the top five customers represented 47% of sales, with three customers having sales greater than 10% of sales. Any significant decrease in sales to a major customer or the loss of a major customer could have a material adverse effect on the Company's results of operations.

GROSS MARGIN. The gross margin for the quarter ended June 30, 1996, decreased to 12.2% from 13.2% for the quarter ended July 2, 1995. Gross margin decreased due to pricing pressures in the desktop market and the product transition in conjunction with the restructuring of the high-capacity business. In the future, gross margin may be affected by pricing and other competitive conditions, as well as the Company's ability to phase out the older, lower gross margin product lines and transition to higher margin products incorporating advances in technology. (See "Trends and Uncertainties" below for a discussion of certain other factors that may affect the Company's gross margin.)

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarter of fiscal 1997 were $67 million, or 5.8% of sales, compared to $55 million, or 5.9% of sales in the corresponding period in fiscal 1996. This increase in research and development spending in absolute dollars was primarily due to higher expenses related to pre-production activity for a larger number of new products. The information storage industry, particularly the hard disk drive business, is subject to rapid technological advances, and the future success of the Company is dependent upon continued development and timely introduction of new products and technologies. As a result, the Company expects to continue to make significant expenditures for research and development. (See "Trends and Uncertainties" below.)

SALES AND MARKETING EXPENSES. Sales and marketing expenses in the first quarter of fiscal 1997 were $36 million, or 3.1% of sales, compared to $34 million, or 3.6% of sales in the corresponding period in fiscal 1996. The increase in absolute dollars was related to the costs associated with supporting the Company's higher volume of sales. The percentage decline was due to efficiencies resulting from economies of scale.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the first quarter of fiscal 1997 were $21 million, or 1.9% of sales, compared to $12 million, or 1.3% of sales in the corresponding period in fiscal 1996. The increase in absolute dollars was due to the larger infrastructure to support the Company's operations, as well as an increase in bad debt expense. The percentage increase was primarily due to the increase in bad debt expense.

OTHER (INCOME) EXPENSE. Net interest and other income/expense was $12 million net expense for the quarter ended June 30, 1996, and $5 million for the corresponding period in fiscal 1996. The increase in net interest expense was the result of an increase in the level of debt and a reduction in interest income.

INCOME TAXES. The effective tax rate for the three months ended June 30, 1996, was 26%, compared to the effective rate of 29% for the three months ended July 2, 1995. The lower effective tax rate was primarily attributable to the realization of deferred tax assets previously reserved and lower overall state taxes.

Liquidity and Capital Resources

At June 30, 1996, the Company had $140 million in cash and cash equivalents, compared to $165 million at March 31, 1996. Cash was used in operating and investing activities, primarily as a result of increases in receivables and other current assets and decreases in accounts payable and accruals, as well as investment in property and equipment. Cash provided by financing activities was primarily a result of additional borrowing under the credit facility described below.

The Company has a senior credit facility with a $325 million revolving credit line governed by a borrowing base of eligible accounts receivable and inventory. The borrowings, at the option of the Company, bear interest at either LIBOR plus a margin or a base rate with option periods of one to six months. The facility is secured by all the Company's domestic assets and 66% of the Company's ownership of certain of its subsidiaries. The balance outstanding on the credit line was $305 million at June 30, 1996. Subsequent to the end of the period, certain of the financial covenants related to this facility were amended, effective for the quarter ended June 30, 1996.

The Company expects to spend approximately $130 million for leasehold improvements, capital equipment and expansion of the Company's facilities during the remainder of fiscal 1997. These capital expenditures will support the recording heads and tapes businesses as well as general corporate operations.

In the fourth quarter of fiscal 1996, the Company recorded a $209 million charge associated with the transition of manufacturing for its high-capacity hard disk drive products to MKE. During the three months ended June 30, 1996, there were approximately $52 million in cash expenditures related to this charge. The Company expects that cash expenditures related to the charge will be approximately $45 million during the rest of fiscal 1997.

In conjunction with the purchase of certain businesses from Digital Equipment Corporation in October 1994, the Company recorded an accrual for costs related to exiting a portion of the facilities and operations acquired. During the three months ended June 30, 1996, there were no significant cash expenditures related to these exit costs. The Company anticipates that cash expenditures during the remainder of fiscal 1997 for these exit activities will be approximately $12 million.

The Company believes that its existing capital resources, including its credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the remainder of the fiscal year. However, this forward-looking statement assumes that operating results and cash flow from operations will meet the Company's expectations, and actual results could vary due to the factors described below. Although the Company continues to work to identify additional sources of cash, there can be no assurance that the Company will be able to obtain any required financing or obtain it on acceptable terms.

Trends and Uncertainties

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

In the first quarter of fiscal 1997, the Company experienced weaker than expected demand for drives for the PC market and resulting pricing pressure. This had an adverse impact on revenue and earnings for the quarter. Industry factors included lackluster demand for home PCs in the U.S., and weakness in Europe driven by Germany's economic slowdown. In addition, certain of the Company's customers delayed introduction of new products and other significant customers, such as Apple, experienced declines in market share. In response to the changing demand outlook, the Company decided to reduce its drive build plan at MKE through the second quarter of fiscal 1997. There can be no assurance that this decline in demand is temporary, and the Company could experience additional decreases in demand for its products in the near future. Any such additional slowdowns in demand could have a material adverse effect on the Company

The hard disk drive industry has also been subject, from time to time, to seasonal fluctuations in demand. The Company has typically experienced relatively flat demand in the quarter ending September 30 as compared to the quarter ending June 30 and increasing demand throughout the quarters ending December 31 and March 31. The Company's shipments tend to be highest in the third month of each quarter, and failure by the Company to complete shipments in the final month could adversely affect the Company's operating results for the quarter.

TRANSITION OF HIGH-CAPACITY MANUFACTURING OPERATIONS TO MKE; INTRODUCTION OF NEW HIGH-CAPACITY PRODUCTS. Since the Company's acquisition of Digital's high-capacity disk drive operations in late 1994, the Company has experienced significant difficulties integrating these operations into its high-capacity business. These difficulties have included problems involving both the development and the manufacturing of its high-capacity products and have resulted in, among other things, significant delays in meeting the qualification standards imposed by certain major customers of the Company's high-capacity disk drive products. As part of its strategy to address these problems, the Company decided to transition its high-capacity disk drive product manufacturing to MKE. As a result, in the Company's previous fiscal quarter ended March 31, 1996, the Company incurred a charge of $209 million associated with the closure of the Company's two high-capacity disk drive manufacturing facilities in Milpitas, California and Penang, Malaysia. Future results could also be adversely impacted by this transition if demand for the Company's current high-capacity products declines faster than expected, resulting in additional excess inventory, or if the Company experiences unanticipated problems or incurs greater than expected costs in connection with the closure of its high-capacity manufacturing operations.

The Company's transition of its high-capacity manufacturing operations to MKE entails several risks, and there can be no assurance that the Company's efforts in this regard will be successful. Although the Company has had a continuous manufacturing relationship with MKE since 1984, the Company's high-capacity products are more complex to manufacture than its desktop products. MKE has not previously manufactured any significant amount of the Company's high-capacity products, and there can be no assurance that the Company's previous difficulties with its high-capacity products will be resolved or that new problems will not arise as a result of the transition of this manufacturing to MKE. Any failure of the Company to successfully manage this transition would have a material adverse effect on the Company.

DEPENDENCE ON MKE RELATIONSHIP. The Company is dependent upon MKE for the manufacture of its disk drive products. During fiscal 1996 and the first quarter of fiscal 1997, approximately 75% of the Company's sales were derived from products manufactured by MKE. The Company and MKE have agreed that, following the transition of the high-capacity product manufacturing, MKE will have the exclusive right to manufacture all of the Company's hard disk drive products. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

The Company's dependence on MKE entails, among others, the following principal risks:

         QUALITY AND DELIVERY. The Company relies on MKE's ability to bring new products rapidly to volume production at low cost, to meet the Company's stringent quality requirements and to respond quickly to changing product delivery schedules from the Company. This requires, among other things, close and continuous collaboration between the Company and MKE in all phases of design, engineering, and production. The Company's business and financial results would be adversely affected if products manufactured by MKE fail to satisfy the Company's quality requirements or if MKE is unable to meet the Company's delivery commitments. In the event MKE is unable to satisfy Quantum's production requirements, the Company would not have an alternative manufacturing source to meet the demand without substantial delay and disruption of the Company's operations. As a result, the Company would be materially adversely affected.

         EXTENSION OF RELATIONSHIP. The Company's relationship with MKE, which has been continuous since 1984, is currently governed by a master agreement, that, unless extended, will expire in December 1997. The failure of the parties to extend their relationship on terms favorable to the Company would have a material adverse effect on the Company.

         VOLUME AND PRICING. MKE's production schedule is based on the Company's forecasts of its product purchase requirements and the Company has only limited rights to modify short-term purchase orders issued to MKE. In addition, the Company periodically renegotiates pricing arrangements with MKE. The failure of the Company to accurately forecast its requirements, which could lead to inventory shortages or surpluses, or the failure to reach pricing agreements reasonable to the Company would have a material adverse effect on the Company.

         MANUFACTURING CAPACITY AND CAPITAL COMMITMENT. The Company believes that MKE's current and committed manufacturing capacity should be adequate to meet the Company's requirements at least through the end of fiscal 1997. The Company's future growth will require, however, that MKE continue to devote substantial financial resources to property, plant and equipment and working capital to support manufacture of the Company's products, as to which there can be no assurance. In the event that MKE is unable or unwilling to meet the Company's manufacturing requirements, there can be no assurance that the Company would be able to obtain an alternate source of supply. Any such failure to obtain an alternative source would have a material adverse effect on the Company.

DEPENDENCE ON SUPPLIERS OF COMPONENTS AND SUB-ASSEMBLIES; COMPONENT SHORTAGES. The Company and its manufacturing partner, MKE, are dependent upon suppliers for components and sub-assemblies, including recording heads, media and integrated circuits, which are essential to the manufacture of the Company's products. In connection with certain products, the Company and MKE qualify only a single source for certain components and sub-assemblies, which can magnify the risk of shortages. Component shortages have constrained the Company's sales growth in the past, and the Company believes that the industry will periodically experience component shortages. If such shortages occur, or if the Company experiences quality problems with component suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company's results of operations.

NEW PRODUCT DEVELOPMENT. Quantum operates in an industry characterized by increasingly rapid technological changes and short product life cycles. For these and other reasons, including competitive pressures, gross margins on specific products can decrease rapidly. Any delay in introduction of more advanced and more cost-effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to anticipate what the customers will demand and to develop the new products to meet this demand. The Company must also qualify these new products with its customers, successfully introduce these products to the market on a timely basis and commence volume production to meet customer demands. In this regard, the Company expects that sales of new products, particularly a limited number of products in the desktop market, will account for a significant portion of fiscal 1997 sales and that sales of older products will decline. However, there can be no assurance that such products will achieve or sustain market acceptance and failure to achieve acceptance could have a material adverse effect on the Company.

The Company expects sales of its current high-capacity products to continue to decline through the second quarter of fiscal 1997, as the Company transitions customers to new high-capacity products to be manufactured by MKE. The Company's two new high-capacity products are still in the development and evaluation stage and are not expected to achieve volume production and contribute to sales until at least the latter half of fiscal 1997. The Company's product development efforts entail a number of risks, and there can be no assurance that the Company will be successful in these efforts. The Company's inability to successfully manage this transition could have a material adverse effect on the Company.

The Company is also currently engaged in a substantial effort to advance the development of its MR recording heads. The Company believes that MR head technology, which enables higher capacity per disk than conventional thin film inductive heads, will replace inductive heads as the leading recording head technology. Although MR recording heads comprised a relatively small portion of the recording head market demand for the entire industry in 1995, the Company expects demand to increase significantly by 1998. The Company believes that by establishing its own supply of MR heads it can lower the risk of supply shortages of MR heads that may occur in the future and can create cost advantages for its overall business. However, MR technology is relatively complex, and as is typical of new head technology, manufacturing yields begin at relatively low levels and then possibly increase throughout the product life of the recording head. While the Company has increased production yields in its MR recording heads manufacturing in the past, several of the Company's important new disk drive products which are scheduled to commence volume production during fiscal 1997 are dependent on new MR recording heads currently under development, and increases in the current levels of production yields for these new MR recording heads will be required for the Company to meet its manufacturing objectives for these new disk drive products. In the event that yields do not improve, there are limited alternative sources of supply for MR recording heads, and there can be no assurance that the Company will be able to locate and obtain adequate supply from such alternative sources. In such event, the Company would be materially adversely affected.

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

Sales of the Company's desktop products, which comprise a significant majority of its overall sales, were concentrated with several key customers during the quarter ended June 30, 1996, and the fiscal year ended March 31, 1996. Sales to the top five customers of the Company represented 42% of total sales for the first quarter of fiscal 1997 and 44% of sales for the 1996 fiscal year. For the first quarter of fiscal 1997, sales to Compaq and IBM were each approximately 10% of total sales. Apple has been significantly restructuring its business and Apple's share of the Company's sales, which was 11% in fiscal 1996, has declined to less than 10% in the first quarter of fiscal 1997. As a result, it is becoming increasingly difficult for the Company to accurately forecast the demand for its products by Apple. In addition, the Company is unable to predict whether or not there will be any significant change in demand for Apple's or any of its other customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss or delays in orders, the Company could be materially adversely affected.

INTENSELY COMPETITIVE INDUSTRY. The information storage products industry in general, and the disk drive industry in particular, is characterized by intense competition which results in rapid price erosion, short product life cycles, and continuous introduction of new, more cost-effective products offering increased levels of capacity and performance. In this regard, the Company intends to introduce important new products during the latter half of fiscal 1997, and there can be no assurance that it will be successful. If this does not occur, the Company would be materially and adversely affected. The hard disk drive industry also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices further than expected, which could adversely affect its sales and gross margin.

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

         WSSG. The Company faces competition in the high-capacity disk drive market primarily from Seagate and IBM. Seagate has the largest share of the market for high-capacity disk drives. Although the same competitive factors generally applicable to the overall disk drive industry apply to high-capacity disk drives, the Company believes that the performance and quality of its products are more important to the users in this market than to users in the desktop market. The Company's success in the high-capacity market during the foreseeable future is dependent on the successful development, timely introduction and market acceptance of key new products, as to which there can be no assurance.

         SSPG. In the market for tape drives, the Company competes with a large number of companies, including Exabyte. During fiscal 1996, the Company experienced increasing market acceptance of its tape drive products. However, a number of competitors have announced or already introduced tape drive product offerings, and the market could become significantly more competitive during the remainder of fiscal 1997. As a result, the Company could experience increased price competition. If price competition occurs, the Company may be forced to lower prices, in which case the Company could be materially adversely affected.

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

INTELLECTUAL PROPERTY MATTERS. The hard disk drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company is approached by companies and individuals alleging Quantum's need for a license under patented technology that Quantum assertedly uses. If required, there can be no assurance that licenses to any such technology could be obtained or obtained on commercially reasonable terms. Adverse resolution of any intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products. In addition, the costs of engaging in such litigation may be substantial, regardless of the outcome.

FUTURE CAPITAL NEEDS. The information storage business is capital-intensive and competitive. Although the Company is in the process of transitioning the manufacturing of all of its hard disk drive products to MKE, the Company believes that in order to remain competitive in the information storage business, it will need significant additional financial resources over the next several years for capital expenditures, working capital and research and development. The Company believes that it will be able to fund these capital requirements at least through fiscal 1997. However, if the Company decides to increase its capital expenditures further or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company will require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or will be available on favorable terms. In addition, the Company may require additional capital for other purposes not presently contemplated. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment and research and development expenditures, which could adversely affect the Company.

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

           (b)   Reports on Form 8-K.

                    (1) Form 8-K dated May 7, 1996, filed on May 8, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    QUANTUM CORPORATION
                                       (Registrant)




Date: August 14, 1996              By:  /s/ G. Edward McClammy
                                        ----------------------
                                        G. Edward McClammy
                                        Acting Chief Financial Officer
                                        (Principal financial and accounting
                                        officer and officer duly authorized to
                                        sign the report)

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS





Exhibit
Number



11.1          Statement of Computation of Net Income Per Share


27            Financial Data Schedule