Form 10-Q
period 1996-09-29
QUANTUM CORP /DE/
filed 1996-11-14
CIK 709283

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996: 57,883,603

                               QUANTUM CORPORATION

                                   10-Q REPORT

                                      INDEX
                                                                   Page
                                                                  Number

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements                              3

                   Consolidated Statements of Income                 3

                   Consolidated Balance Sheets                       4

                   Consolidated Statements of Cash Flows             5

                   Notes to Consolidated Financial Statements        6


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     7


PART II - OTHER INFORMATION                                         17


SIGNATURE                                                           19

                               QUANTUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (unaudited)

                                  Three Months Ended        Six Months Ended
                                Sept. 29,      Oct. 1,    Sept. 29,     Oct. 1,
                                     1996         1995         1996        1995
                               ----------   ----------   ----------  ----------

Sales                          $1,124,144   $1,033,048   $2,277,646  $1,974,363
Cost of sales                     988,666      890,622    2,000,889   1,707,448
                               ----------   ----------   ----------  ----------

   Gross profit                   135,478      142,426      276,757     266,915

Operating expenses:
   Research and development        69,549       55,147      136,214     110,258
   Sales and marketing             29,812       34,802       66,007      68,505
   General and administrative      16,988       15,453       38,475      27,635
                               ----------   ----------   ----------  ----------
                                  116,349      105,402      240,696     206,398

   Income from operations          19,129       37,024       36,061      60,517

Other (income) expense:
   Interest expense                12,973        7,467       24,006      15,748
   Interest and other income          (24)      (1,464)         682      (4,480)
                               ----------   ----------   ----------  ----------
                                   12,949        6,003       24,688      11,268

Income before income taxes          6,180       31,021       11,373      49,249
Income tax provision                1,607        8,996        2,957      14,282
                                ----------   ----------  ----------  ----------

Net income                     $    4,573   $   22,025   $    8,416  $   34,967
                               ==========   ==========   ==========  ==========

Net income per share:
   Primary                     $     0.08   $     0.39   $     0.14  $     0.65
   Fully diluted               $     0.08   $     0.37   $     0.14  $     0.61

Weighted average common and
  common equivalent shares:
      Primary                      58,632       56,240       58,239      54,016
      Fully diluted                58,632       63,567       58,239      62,943

See accompanying notes to consolidated financial statements

                               QUANTUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                September 29,    March 31,
                                                         1996         1996
                                                   ----------    ----------
Assets
Current assets:
   Cash and cash equivalents                       $  148,594    $  164,752
   Accounts receivable, net of allowance for
      doubtful accounts of $11,188 and $10,497        751,657       711,107
   Inventories                                        358,859       459,538
   Deferred taxes                                     109,616       109,625
   Other current assets                               108,527        81,472
                                                   ----------    ----------

Total current assets                                1,477,253     1,526,494

Property and equipment, net of accumulated
   depreciation of $189,813 and $161,334              399,779       364,111
Purchased intangibles, net                             46,975        66,313
Other assets                                           30,711        18,437
                                                   ----------    ----------

                                                   $1,954,718    $1,975,355
                                                   ==========    ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                $  362,971    $  498,829
   Accrued warranty expense                            44,725        62,289
   Accrued compensation                                38,600        45,439
   Income taxes payable                                44,158        40,994
   Accrued restructuring and exit costs                12,299       115,537
   Current portion of long-term debt                   44,016         4,125
   Other accrued liabilities                           57,172        53,929
                                                   ----------    ----------

Total current liabilities                             603,941       821,142

Deferred taxes                                         11,232        11,232
Convertible subordinated debt                         338,700       374,283
Long-term debt                                        388,365       223,875

Shareholders' equity:
   Common stock                                       326,187       266,946
   Retained earnings                                  286,293       277,877
                                                   ----------    ----------

Total shareholders' equity                            612,480       544,823
                                                   ----------    ----------

                                                   $1,954,718    $1,975,355
                                                   ==========    ==========

See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                          Six Months Ended
                                                    September 29,   October 1,
                                                             1996         1995
                                                        ---------    ---------
Cash flows from operating activities:
   Net income                                           $   8,416    $  34,967
   Items not requiring the current use of cash:
      Depreciation and amortization                        59,898       46,976
      Compensation related to stock plans                     851         --
   Changes in assets and liabilities:
      Accounts receivable                                 (40,550)    (137,126)
      Inventories                                         100,679     (184,157)
      Accounts payable                                   (135,858)     174,543
      Income taxes payable                                 (2,989)     (10,479)
      Accrued warranty expense                            (17,564)        (531)
      Other assets and liabilities                       (110,788)     (51,283)
                                                        ---------    ---------
Net cash provided by (used in) operating activities      (137,905)    (127,090)
                                                        ---------    ---------

Cash flows from investing activities:
   Investment in property and equipment                  (114,126)     (98,018)
   Proceeds from disposition of property and equipment     11,134         --
                                                        ---------    ---------
Net cash provided by (used in) investing activities      (102,992)     (98,018)
                                                        ---------    ---------

Cash flows from financing activities:
   Proceeds from long term credit facilities              300,091      225,000
   Proceeds of mortgage loan                               42,105         --
   Principal payments on long-term credit facilities     (137,815)     (50,000)
   Proceeds from issuance of common stock, net             20,358       21,160
                                                        ---------    ---------
Net cash provided by financing activities                 224,739      196,160
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents      (16,158)     (28,948)
Cash and cash equivalents at beginning of period          164,752      187,753
                                                        ---------    ---------
Cash and cash equivalents at end of period              $ 148,594    $ 158,805
                                                        =========    =========

Supplemental disclosure of cash flow information:
   Note received on disposition of property
     and equipment                                      $  18,000         --
   Cash paid during the period for:
      Interest                                          $  24,899    $  13,249
      Taxes                                             $   6,003    $  24,874

See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of presentation

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current periods' presentation. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 1996.

2.   Inventories

   Inventories consisted of the following:
      (In thousands)
                                           September 29,        March 31,
                                                    1996             1996
                                           -------------       ----------

   Materials and purchased parts               $  33,141         $119,984
   Work in process                                37,565           98,591
   Finished goods                                288,153          240,963
                                               ---------        ---------
                                                $358,859         $459,538
                                               =========        =========


3.   Net income per share

Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income per share computed on a fully diluted basis assumes conversion of the Company's outstanding convertible subordinated debt. For the three and six month periods ended September 29, 1996, net income per share, on a fully diluted basis, did not assume conversion of the outstanding convertible debt because the effect would have been anti-dilutive.

4.   Debt

The Company has a senior credit facility which includes a $325 million revolving credit line with an outstanding balance as of September 29, 1996, of $300 million. During the quarter ended September 29, 1996, the Company obtained a $75 million term loan under this credit facility with payments due in eight quarterly installments beginning in December 1996. In addition, certain of the related financial covenants were amended, effective for the quarter ended June 30, 1996.

The Company also extended until September 1997 an $85 million unsecured Letter of Credit facility with certain banks to issue standby letters of credit to Matsushita-Kotobuki Electronics and its affiliates.

In September 1996, the Company completed $42 million in mortgage financing for certain domestic facilities at an interest rate of approximately 10.1%. The term of the mortgage is ten years, with amortization over 20 years and a balloon payment at the end of the 10 year term. The debt is secured by the specified real estate.

5.  Litigation

The Company and certain of its current and former officers and directors have been named as defendants in two class action lawsuits, one filed on August 28, 1996, in the Superior Court of Santa Clara County, California, and one filed on August 30, 1996, in the U.S. District Court for the Northern District of California. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between February 26, 1996, and June 13, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes by concealing and/or misrepresenting material adverse information about the company and that individual defendants sold shares of the Company's stock based upon material nonpublic information. On October 23, 1996, the Company filed a Demurrer requesting dismissal of the state action. The Company believes that both actions are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that these suits will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial condition and results of operations.


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

SALES. Sales for the three and six months ended September 29, 1996, were $1,124 million and $2,278 million, respectively, compared to $1,033 million and $1,974 million for the corresponding periods in fiscal 1996. Unit shipments for the second quarter of fiscal 1997 increased 9% compared to the corresponding period in fiscal 1996, with sales for the second quarter of fiscal 1997 increasing 9% over the second quarter of fiscal 1996. For the six months ended September 29, 1996, unit shipments increased 13% and sales increased 15% over the comparable period in fiscal 1996. The increase in sales on a year-to-year basis was attributable to increased unit sales and a change in sales mix to larger-capacity products in the desktop market, partially offset by a decline in average unit prices on existing products. During the first six months of fiscal 1997, the Company experienced weakened demand for its mix of drive products for the personal computer market and this resulted in pressure on pricing. In addition, sales of high-capacity disk drive products continued to decline in the second quarter as products manufactured by Quantum were being phased out and shipments of high-capacity products manufactured by MKE had not yet begun. Sales of a limited number of desktop and portable storage products represented a significant majority of sales for the six months ended September 29, 1996. The Company anticipates that this trend will continue in the future.

Sales to the top five customers for the three and six months ended September 29, 1996, represented 39% and 40% of sales, respectively, with one customer having sales greater than 10% of sales for each period. For the corresponding periods in fiscal 1996, sales to the top five customers represented 49% and 48% of sales, with three customers having sales greater than 10% of sales for each period. Any significant decrease in sales to a major customer or the loss of a major customer could have a material adverse effect on the Company's results of operations.

GROSS MARGIN. The gross margin for the quarter ended September 29, 1996, decreased to 12.1% from 13.8% for the second quarter of fiscal 1996. The Company's gross margin for the first six months of fiscal 1997 was 12.2%, compared to 13.5% for the corresponding period in fiscal 1996. Gross margin decreased from the previous fiscal year as a result of a less favorable product mix in the desktop market and pricing pressures in that market. In the future, gross margin may be affected by pricing and other competitive conditions, as well as the Company's ability to phase out the older,lower gross margin product lines and transition to higher margin products incorporating advances in technology. See "Trends and Uncertainties," below, for a discussion of certain other factors that may affect the Company's gross margin.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarter of fiscal 1997 were $70 million, or 6.2% of sales, compared to $55 million, or 5.3% of sales in the corresponding period in fiscal 1996. For the first six months of fiscal 1997, research and development expenses were $136 million, or 6.0% of sales, compared to $110 million, or 5.6% of sales, in the corresponding period in fiscal 1996. This increase in research and development spending was due primarily to higher expenses related to preproduction activity for a number of new products for both the desktop and the high-capacity markets. The mass storage industry, particularly the hard disk drive business, is subject to rapid technological advances, and the future success of the Company is dependent upon continued development and timely introduction of new products and technologies. As a result, the Company expects to continue to make significant expenditures for research and development. See "Trends and Uncertainties," below.

SALES AND MARKETING EXPENSES. Sales and marketing expenses in the second quarter of fiscal 1997 were $30 million, or 2.7% of sales, compared to $35 million, or 3.4% of sales in the corresponding period in fiscal 1996. Sales and marketing expenses for the first six months of fiscal 1997 were $66 million, or 2.9% of sales, compared to $69 million, or 3.5% of sales, in the corresponding period in fiscal 1996. The decrease was principally due to the Company's efforts to reduce advertising and promotional expenses for the second quarter of fiscal 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the second quarter of fiscal 1997 were $17 million, or 1.5% of sales, compared to $15 million, or 1.5% of sales in the corresponding period in fiscal 1996. General and administrative expenses for the first six months of fiscal 1997 were $38 million, or 1.7% of sales, compared to $28 million, or 1.4% of sales, in the corresponding period in fiscal 1996. The increase in absolute dollars for the quarter was primarily related to the expansion of the Company's infrastructure. The increase for the six month period was also due to a larger bad debt expense in the first quarter of fiscal 1997.

OTHER (INCOME) EXPENSE. Net interest and other income/expense was $12.9 million net expense for the quarter ended September 29, 1996, and $6.0 million for the corresponding period in fiscal 1996. Net interest and other income/expense for the six months ended September 29, 1996, was $24.7 million, compared to $11.3 million in the corresponding period in fiscal 1996. The increase in net interest expense was the result of an increase in the level of debt.

INCOME TAXES. The effective tax rate for the quarter and six months ended September 29, 1996, was 26% compared to the effective rate of 29% for the corresponding periods in fiscal 1996. The lower effective tax rate was primarily attributable to an increased percentage of tax benefit related to foreign earnings taxed at less than the U.S. rate and the realization of deferred tax assets previously reserved.

Liquidity and Capital Resources

At September 29, 1996, the Company had $149 million in cash and cash equivalents and short-term investments, compared to $165 million at March 31, 1996. Cash used in operating and investing activities was primarily a result of increases in accounts receivable and decreases in accounts payable and other current liabilities as well as investing in property and equipment. This was partially offset by a decrease in inventories. Cash provided by financing activities was primarily a result of borrowing under the long-term credit facility and the mortgage as described below.

The Company has a senior credit facility which includes a $325 million revolving credit line with an outstanding balance as of September 29, 1996, of $300 million. During the quarter ended September 29, 1996, the Company obtained a $75 million term loan under this credit facility with payments due in eight quarterly installments beginning in December 1996. In addition, certain of the related financial covenants were amended, effective for the quarter ended June 30, 1996.

The Company also extended until September 1997 an $85 million unsecured Letter of Credit facility with certain banks to issue standby letters of credit to Matsushita-Kotobuki Electronics and its affiliates.

In September 1996, the Company completed $42 million in mortgage financing for certain domestic facilities at an interest rate of approximately 10.1%. The term of the mortgage is ten years, with amortization over 20 years and a balloon payment at the end of the 10 year term. The debt is secured by the specified real estate.

The Company expects to spend approximately $90 million for leasehold improvements, capital equipment and expansion of the Company's facilities for the remainder of fiscal 1997. Over the next twelve months, the Company anticipates that capital spending will continue at a similar level. These capital expenditures will support the recording heads and tapes businesses as well as general corporate operations.

In the fourth quarter of fiscal 1996, the Company recorded a charge associated with the transition of manufacturing for its high-capacity hard disk drive products to MKE. During the quarter ended September 29, 1996, there were approximately $40 million in cash expenditures related to this charge. The Company expects that cash expenditures related to the charge will be approximately $5 million during the rest of fiscal 1997. Also during the quarter, the Company completed the sale of the manufacturing facility in Penang, Malaysia, and received $10 million in cash and a secured note in exchange.

In conjunction with the purchase of certain businesses from Digital Equipment Corporation in October 1994, the Company recorded an accrual for costs related to exiting a portion of the facilities and operations acquired. During the quarter ended September 29, 1996, there were no significant cash expenditures related to these exit costs. The Company anticipates that cash outlays for these exit activities will be approximately $7 million over the remaining life of a certain facility's lease.

The Company believes that its existing capital resources, including its credit facilities and any cash generated from operations will be sufficient to meet all currently planned expenditures and sustain operations for the remainder of the fiscal year. However, this forward-looking statement assumes that operating results and cash flow from operations will meet the Company's expectations, and actual results could vary due to the factors described below in "Trends and Uncertainties" under "Fluctuation in Results of Operations." The Company continues to work to identify additional sources of cash and there can be no assurance that if required, the Company will be able to obtain such financing or obtain it on acceptable terms.

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

In the first and second quarters of fiscal 1997, the Company experienced weak demand for its mix of drive products for the PC market and this resulted in pricing pressure and had an adverse impact on revenue and earnings for the six months. The Company lost some desktop business to competitors with strong 1.6 gigabyte desktop programs at different price points. In response to the declining demand, the Company reduced its drive build plan at MKE through the second quarter of fiscal 1997. There can be no assurance that this decline in demand is temporary, and the Company could experience additional decreases in demand for its products in the near future. Any such additional slowdowns in demand could have a material adverse effect on the Company.

The hard disk drive industry has also been subject, from time to time, to seasonal fluctuations in demand. The Company has typically experienced relatively flat demand in the September fiscal quarter as compared to the June quarter and increasing demand throughout the quarters ending in December and March. Because shipments have tended to be highest in the third month of each quarter, the Company is taking steps to improve the linearity of shipments throughout the quarter. If the linearity of shipments does not improve, any failure by the Company to complete shipments in the final month of the quarter could adversely affect the Company's operating results for the quarter.

TRANSITION OF HIGH-CAPACITY MANUFACTURING OPERATIONS TO MKE. Since the Company's acquisition of Digital's high-capacity disk drive operations in late 1994, the Company has experienced significant difficulties in integrating these operations into its high-capacity business. These difficulties have included problems involving both the development and manufacturing of its high-capacity products and have resulted in, among other things, significant delays in meeting the qualification standards imposed by certain major customers of the Company's high-capacity disk drive products. As part of its strategy to address these problems, the Company decided to transition its high-capacity disk drive product manufacturing to MKE. As a result, in the fourth quarter of fiscal 1996 the Company incurred a charge associated with the closure of the Company's two high-capacity disk drive manufacturing facilities in Milpitas, California and Penang, Malaysia. These two facilities were closed during the quarter ended September 29, 1996.

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

DEPENDENCE ON MKE RELATIONSHIP. The Company is dependent upon MKE for the manufacture of its disk drive products. During fiscal 1996 and the first two quarters of fiscal 1997, approximately 75% and 77%, respectively, of the Company's sales were derived from products manufactured by MKE. The transition of the manufacturing of the Company's high-capacity product manufacturing to MKE will result in an increased dependence on MKE. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

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

         VOLUME AND PRICING. MKE's production schedule is based on the Company's forecasts of its product purchase requirements and the Company has only limited rights to modify short-term purchase orders issued to MKE. Further, the demand in the desktop business is inherently volatile and there is no assurance that the Company's forecasts are accurate. In addition, the Company periodically renegotiates pricing arrangements with MKE. The failure of the Company to accurately forecast its requirements, which could lead to inventory shortages or surpluses, or the failure to reach pricing agreements reasonable to the Company would have a material adverse effect on the Company.

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

Sales of the Company's current high-capacity products have declined during fiscal 1997, as the Company transitions customers to new high-capacity products to be manufactured by MKE. The new Atlas II product went into mass production at MKE in September 1996, but it has not yet qualified with a number of customers and there is risk in the qualification process. Atlas II is not expected to provide a significant contribution to sales until the third fiscal quarter at the earliest. A second high-capacity product under development is still in the evaluation stage and is not expected to achieve volume production and contribute significantly to sales until the fourth quarter of fiscal 1997. The Company's product development efforts entail a number of risks, and there can be no assurance that the Company will be successful in these efforts. The Company's inability to successfully manage this product transition could have a material adverse effect on the Company.

The Company is also currently engaged in a substantial effort to advance the development of its MR recording heads. The Company believes that MR head technology, which enables higher capacity per disk than conventional thin film inductive heads, will replace inductive heads as the leading recording head technology. Although MR recording heads comprised a relatively small portion of the recording head market demand for the entire industry in 1995, the Company expects demand to increase significantly by 1998. The Company believes that by establishing its own supply of MR heads it can lower the risk of supply shortages of MR heads that may occur in the future and can create cost advantages for its overall business. However, MR technology is relatively complex, and as is typical of new head technology, manufacturing yields begin at relatively low levels and then possibly increase throughout the product life of the recording head. While the Company has increased production yields in its MR recording heads manufacturing in the past, several of the Company's important new disk drive products which are commencing volume production during fiscal 1997 are dependent on new MR recording heads currently under development. Increases in the current levels of production yields for these new MR recording heads will be required for the Company to meet its manufacturing objectives for these new disk drive products. In the event that yields do not improve, there are limited alternative sources of supply for MR recording heads, and there can be no assurance that the Company will be able to locate and obtain adequate supply from such alternative sources. In such event, the Company would be materially adversely affected.

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

CUSTOMER CONCENTRATION. As is typical in the information storage industry, the Company's customer base is concentrated with a small number of computer systems manufacturers. The Company's sales to its customers are generally governed by written agreements. In general, these agreements do not obligate a customer to purchase any minimum volume of the Company's products, and these agreements are generally terminable at will by the customer.

Sales of the Company's desktop products, which comprise a significant majority of its overall sales, were concentrated with several key customers during the six months ended September 29, 1996, and the fiscal year ended March 31, 1996. Sales to the top five customers of the Company represented 40% of total sales for the first six months of fiscal 1997 and 44% of sales for the 1996 fiscal year. For the first six months of fiscal 1997, sales to Compaq were approximately 11% of total sales. Apple has been significantly restructuring its business and Apple's share of the Company's sales, which was 11% in fiscal 1996, has declined to less than 10% in the first six months of fiscal 1997. As a result, it is becoming increasingly difficult for the Company to accurately forecast the demand for its products by Apple. In addition, the Company is unable to predict whether or not there will be any significant change in demand for Apple's or any of its other customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss or delays in orders, the Company could be materially adversely affected.

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

         DESKTOP STORAGE PRODUCTS. In the market for desktop products, Quantum competes primarily with Seagate, Western Digital, and Maxtor. Quantum and its competitors have developed and are developing a number of products targeted at particular segments of this market, such as home PC buyers, and factors such as time to market can have a significant effect on the success of any particular product. The desktop market is characterized by more competitors and shorter product life cycles than the hard disk drive market in general.

         WORKSTATION AND SYSTEM STORAGE PRODUCTS. The Company faces competition in the high-capacity disk drive market primarily from Seagate and IBM. Seagate has the largest share of the market for high-capacity disk drives. Although the same competitive factors generally applicable to the overall disk drive industry apply to high-capacity disk drives, the Company believes that the performance and quality of its products are more important to the users in this market than to users in the desktop market. The Company's success in the high-capacity market during the foreseeable future is dependent on the successful development, timely introduction and market acceptance of key new products, as to which there can be no assurance.

         SPECIALTY STORAGE PRODUCTS. In the market for tape drives, the Company competes with a large number of companies, including Exabyte. During fiscal 1996 and the first six months of fiscal 1997, the Company experienced increasing market acceptance of its tape drive products. However, a number of competitors have announced or already introduced tape drive product offerings, and the market could become significantly more competitive during the remainder of fiscal 1997. As a result, the Company could experience increased price competition. If price competition occurs, the Company may be forced to lower prices, in which case the Company could be materially adversely affected.

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

LITIGATION. The Company and certain of its current and former officers and directors have been named as defendants in two class action lawsuits, one filed on August 28, 1996, in the Superior Court of Santa Clara County, California, and one filed on August 30, 1996, in the U.S. District Court for the Northern District of California. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between February 26, 1996, and June 13, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes by concealing and/or misrepresenting material adverse information about the company and that individual defendants sold shares of the Company's stock based upon material nonpublic information. On October 23, 1996, the Company filed a Demurrer requesting dismissal of the state action. The Company believes that both actions are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that these suits will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial condition and results of operations.

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

                               QUANTUM CORPORATION

                           PART II - OTHER INFORMATION


Item 1.   Legal proceedings

The Company and certain of its current and former officers and directors have been named as defendants in two class action lawsuits, one filed on August 28, 1996, in the Superior Court of Santa Clara County, California, and one filed on August 30, 1996, in the U.S. District Court for the Northern District of California. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between February 26, 1996, and June 13, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes by concealing and/or misrepresenting material adverse information about the company and that individual defendants sold shares of the Company's stock based upon material nonpublic information. On October 23, 1996, the Company filed a Demurrer requesting dismissal of the state action. The Company believes that both actions are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that these suits will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial condition and results of operations.


Item 2.   Changes in securities - Not Applicable.


Item 3.   Defaults upon senior securities - Not Applicable


Item 4.   Submission of matters to a vote of security holders

The 1996 Annual Meeting of Shareholders was held on September 3, 1996. The matters voted upon were the election of directors, the annual incentive plan for the company's Chief Executive Officer, the adoption of the 1996 Board of Directors Stock Option Plan, and the appointment of the independent auditors.

The shareholders approved the election of directors as follows:

                                            For                    Against
       Stephen M. Berkley                45,495,497                446,510
           David A. Brown                45,493,366                448,641
         Michael A. Brown                45,492,307                449,700
        Robert  J. Casale                45,498,907                443,100
          Edward M. Esber                45,498,907                443,100
    Steven C. Wheelwright                45,498,663                443,344

The shareholders approved and ratified the adoption of the annual incentive plan for the Company's Chief Executive Officer. The number of affirmative votes cast for this matter were 41,779,003. The number of negative votes cast with respect to this matter were 1,970,907, with 958,751 votes abstaining and 1,233,346 broker non-votes.

The shareholders approved and ratified the adoption of the 1996 Board of Directors Stock Option Plan. There were 39,891,491 affirmative votes, 3,795,057 negative votes, 954,187 votes abstaining and 1,301,272 broker non-votes.

The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 1997, was approved with 45,727,174 affirmative votes, 79,577 negative votes and 135,256 votes abstaining.

In addition, the shareholders voted to allow the directors to vote on any other matters of business that might come before the meeting with 36,078,797 affirmative votes, 7,238,915 negative votes and 2,624,295 abstaining votes.


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


                                              QUANTUM CORPORATION
                                                 (Registrant)




Date:  November 13, 1996                By: /s/ Richard L. Clemmer
                                            ----------------------
                                            Richard L. Clemmer
                                            Executive Vice President, Finance
                                              and Chief Financial Officer

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS



Exhibit
Number


4.1 1996 Board of Directors Stock Option Plan and Form of Option Agreement, as amended

10.39 Sixth Amendment, dated as of August 13, 1996, to Credit Agreement (dated October 3, 1994) among Quantum Corporation and The Banks named therein and ABN AMRO BANK N.V., San Francisco International Branch, BARCLAYS BANK PLC and CIBC INC. as Managing Agents for the Banks, and CANADIAN IMPERIAL BANK OF COMMERCE as Administrative Agent and Collateral
       Agent for the Banks, and BANQUE PARIBAS; THE CIT GROUP/BUSINESS
       CREDIT INC.; THE MITSUBISHI TRUST AND BANKING, Los Angeles
       Agency; THE SUMITOMO TRUST AND BANKING CO., LTD., Los Angeles
       Agency; and BANQUE NATIONALE DE PARIS (collectively, the "New Banks")

10.40 Mortgage and Security Agreement made as of the 10th day of September 1996, by Quantum Peripherals Realty Corporation, as Mortgagor, to
       CS First Boston Mortgage Capital Corporation, as Mortgagee

10.41 Deed of Trust and Security Agreement dated: As of September 10, 1996, by Quantum Peripherals Realty Corporation (Grantor) to Public Trustee of Boulder County, Colorado, as Trustee for the benefit of CS First Boston Mortgage Capital Corp. (Beneficiary)

10.42 Master Lease between Quantum Peripherals Realty Corporation, Lessor, and Quantum Corporation, Lessee, dated as of September 10, 1996

11.1   Statement of Computation of Net Income Per Share

27     Financial Data Schedule