Form 10-Q
period 1996-12-29
QUANTUM CORP /DE/
filed 1997-02-11
CIK 709283

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 1996

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
       Yes   X   No
           ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 26, 1997: 64,980,302

                                                         QUANTUM CORPORATION

                                                             10-Q REPORT

                                                                INDEX

                                                                                     Page
                                                                                    Number
                                                                                   --------
PART I - FINANCIAL INFORMATION

         Item 1.        Financial Statements                                            3

                        Consolidated Statements of Operations                           3

                        Consolidated Balance Sheets                                     4

                        Consolidated Statements of Cash Flows                           5

                        Notes to Consolidated Financial Statements                      6


         Item 2.        Management's Discussion and Analysis of
                             Financial Condition and Results of Operations              8


PART II - OTHER INFORMATION                                                            17


SIGNATURE                                                                              19

                                                                               2

                               QUANTUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (unaudited)
                                                            Three Months Ended                Nine Months Ended
                                                          Dec. 29,        Dec. 31,        Dec. 29,         Dec. 31,
                                                            1996            1995            1996             1995
                                                        -----------      -----------      -----------      -----------

Sales                                                   $ 1,477,951      $ 1,215,872      $ 3,755,598      $ 3,190,235
Cost of sales                                             1,262,494        1,101,917        3,263,384        2,809,365
                                                        -----------      -----------      -----------      -----------

   Gross profit                                             215,457          113,955          492,214          380,870

Operating expenses:
   Research and development                                  73,267           63,681          209,481          173,939
   Sales and marketing                                       38,732           37,211          104,739          105,716
   General and administrative                                21,331           17,730           59,805           45,365
                                                        -----------      -----------      -----------      -----------
                                                            133,330          118,622          374,025          325,020

   Income (loss) from operations                             82,127           (4,667)         118,189           55,850

Other (income) expense:
   Interest expense                                          13,855           10,302           37,861           26,050
   Interest and other (income)/expense                       (2,587)          (6,327)          (1,903)         (10,807)
                                                        -----------      -----------      -----------      -----------
                                                             11,268            3,975           35,958           15,243

Income (loss) before income taxes                            70,859           (8,642)          82,231           40,607
Income tax provision (benefit)                               18,424           (6,161)          21,380            8,121
                                                        -----------      -----------      -----------      -----------

Net income (loss)                                       $    52,435      $    (2,481)     $    60,851      $    32,486
                                                        ===========      ===========      ===========      ===========

Net income (loss) per share:
   Primary                                              $      0.85      $     (0.05)     $      1.03      $      0.60
   Fully diluted                                        $      0.71      $     (0.05)     $      0.91      $      0.59

Weighted average common and
  common equivalent shares:
      Primary                                                61,364           52,941           59,281           54,465
      Fully diluted                                          78,196           52,941           76,368           62,862

See accompanying notes to consolidated financial statements.


                               QUANTUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)
                                                                         December 29,                March 31,
                                                                                 1996                     1996
                                                                        -------------              -----------
Assets
Current assets:
   Cash and cash equivalents                                               $   219,315             $   164,752
   Accounts receivable, net of allowance for
      doubtful accounts of $12,486 and $10,497                                 803,131                 711,107
   Inventories                                                                 252,825                 459,538
   Deferred taxes                                                              109,620                 109,625
   Other current assets                                                        110,479                  81,472
                                                                            ----------              ----------
Total current assets                                                         1,495,370               1,526,494

Property and equipment, net of accumulated
   depreciation of $203,409 and $161,334                                       403,460                 364,111
Purchased intangibles, net                                                      41,148                  66,313
Other assets                                                                    32,087                  18,437
                                                                            ----------              ----------
                                                                            $1,972,065              $1,975,355
                                                                            ==========              ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                         $  377,375              $  498,829
   Accrued warranty expense                                                     70,717                  62,289
   Accrued compensation                                                         48,364                  45,439
   Income taxes payable                                                         51,412                  40,994
   Accrued restructuring and exit costs                                          9,688                 115,537
   Current portion of long-term debt                                            44,100                   4,125
   Other accrued liabilities                                                    68,284                  53,929
                                                                            ----------              ----------
Total current liabilities                                                      669,940                 821,142

Deferred taxes                                                                  11,232                  11,232
Convertible subordinated debt                                                  332,272                 374,283
Long-term debt                                                                 273,150                 223,875

Shareholders' equity:
   Common stock                                                                346,743                 266,946
   Retained earnings                                                           338,728                 277,877
                                                                            ----------              ----------
Total shareholders' equity                                                     685,471                 544,823
                                                                            ----------              ----------
                                                                            $1,972,065              $1,975,355
                                                                            ==========              ==========

See accompanying notes to consolidated financial statements.


                               QUANTUM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                              December 29,           December 31,
                                                                                      1996                   1995
                                                                             -------------           ------------
Cash flows from operating activities:

   Net income                                                                   $   60,851            $    32,486
   Gain on sale of equity investment                                                     -                 (3,844)
   Items not requiring the current use of cash:
      Depreciation and amortization                                                 91,547                 70,112
      Compensation related to stock plans                                            1,767                      -
   Changes in assets and liabilities:
      Accounts receivable                                                          (92,024)              (209,400)
      Inventories                                                                  206,714               (200,099)
      Accounts payable                                                            (121,454)               164,451
      Income taxes payable                                                           7,495                (20,177)
      Accrued warranty expense                                                       8,428                  5,692
      Other assets and liabilities                                                 (93,307)               (12,025)
                                                                                ----------            -----------
Net cash provided by (used in) operating activities                                 70,017               (172,804)
                                                                                ----------            -----------

Cash flows from investing activities:
   Investment in property and equipment                                           (148,331)              (152,641)
   Proceeds from disposition of property and equipment                              14,645                      -
   Proceeds from sale of equity investment                                               -                  5,875
   Proceeds from sale of distribution subsidiary                                         -                  5,276
                                                                                ----------            -----------
Net cash provided by (used in) investing activities                               (133,686)              (141,490)
                                                                                ----------            -----------

Cash flows from financing activities:

   Proceeds from long-term credit facilities                                       310,091                315,000
   Proceeds of mortgage loan                                                        42,105                      -
   Principal payments on long-term credit facilities                              (262,946)               (75,000)
   Proceeds from issuance of common stock, net                                      28,982                 22,547
                                                                                ----------             ----------
Net cash provided by financing activities                                          118,232                262,547
                                                                                ----------             ----------

Net increase (decrease) in cash and cash equivalents                                54,563                (51,747)
Cash and cash equivalents at beginning of period                                   164,752                187,753
                                                                                ----------             ----------
Cash and cash equivalents at end of period                                      $  219,315             $  136,006
                                                                                ==========             ==========

Supplemental disclosure of cash flow information:
    Conversion of debentures                                                       $42,011                      -
   Note received on disposition of property and equipment                          $18,000                      -
   Cash paid during the period for:
      Interest                                                                     $35,592                $25,105
      Taxes                                                                        $13,839                $27,979

See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of presentation

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period's presentation. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 1996.

2.   Inventories

   Inventories consisted of the following:
      (In thousands)
                                           December 29,              March 31,
                                                   1996                  1996
                                           ------------             ---------

   Materials and purchased parts              $  42,806               $119,984
   Work in process                               31,146                 98,591
   Finished goods                               178,873                240,963
                                              ---------               --------
                                               $252,825               $459,538
                                              =========               ========


3.   Net income per share

Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Net income per share computed on a fully diluted basis assumes conversion of the Company's outstanding convertible subordinated debt.


4.   Debt

The Company has a senior credit facility which includes a $325 million revolving credit line and a $75 million term loan. As of December 29, 1996, the outstanding balance on the revolving credit line was $185 million. The term loan amortizes in eight quarterly payments beginning December 31, 1996.

5.  Litigation

See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

6.  Subsequent Event

On December 20, 1996, the Company called for redemption on January 19, 1997, all of the Company's outstanding 6 3/8% Convertible Subordinated Debentures due April 1, 2002, at a redemption price of $1,057.38 per $1,000 principal amount of Debenture. From December 20, 1996 through January 19, 1997, holders of $1,831,000 and $90,882,000 principal amount of Debentures exercised their option to convert Debentures held into 100,887 and 5,007,595 shares of the Company's common stock at a conversion price of approximately $18.15 per share, on December 20, 1996 through December 29, 1996, and December 30, 1996 through
January 19, 1997, respectively. The remaining $40,000 principal amount of Debentures outstanding on January 19, 1997, was redeemed for $42,295, which included redemption premium and accrued interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include the continued and increased benefits resulting from the transition of the manufacturing of the Company's high-capacity hard disk drive products to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), of Japan, as well as management's expectations regarding financial results for fiscal 1997. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below in "Trends and Uncertainties" and elsewhere in this report.

Sales. Sales for the quarter and nine months ended December 29, 1996, were $1,478 million and $3,756 million, respectively, compared to $1,216 million and $3,190 million for the corresponding periods in fiscal 1996. Unit shipments of drives for the quarter ended December 29, 1996, increased 14% compared to the corresponding period in fiscal 1996, with sales for the third quarter of fiscal 1997 increasing 22% over the corresponding period in fiscal 1996. For the nine month period ended December 29, 1996, unit shipments of drives increased 13% and sales increased 18% over the comparable period in fiscal 1996. The increase in sales on a year-to-year basis was attributable to increased unit sales of drives and DLT tape, and a change in sales mix to higher-capacity, higher-priced products in the desktop market. The increase in sales was partially offset by a decline in sales of high-capacity disk drive products reflecting product transitions. High-capacity disk drive products manufactured by MKE began to be shipped in volume in the third quarter of fiscal 1997. Sales of a limited number of desktop information storage products represented a significant majority of sales for the nine month period ended December 29, 1996. While the Company expects sales of the high-end products and the DLT products to increase as a percentage of total sales in the future, the Company anticipates that desktop products will continue to constitute a majority of sales in the future.

Sales to the top five customers for the quarter and nine month period ended December 29, 1996, represented 40% and 39% of sales, respectively, with sales to two customers representing 10% or more of sales for each period. For the corresponding periods in fiscal 1996, sales to the top five customers represented 41% and 44% of sales, with sales to two customers representing 10% or more of sales for each period. A significant decrease in sales to a major customer, or the loss of a major customer could have a material adverse effect on the Company's results of operations.

Gross Margin. The gross margin for the quarter ended December 29, 1996, increased to 14.6% from 9.4% for the corresponding period in fiscal 1996. The Company's gross margin for the nine month period ended December 29, 1996 was 13.1%, compared to 11.9% for the corresponding period in fiscal 1996. The gross margin increase from the previous fiscal year reflected a stronger product mix and pricing in the desktop market in the third quarter of fiscal 1997, which was offset by lower pricing and margins in the first and second quarters of fiscal 1997. The remaining increase reflects the impact of a $38 million charge associated with the resizing of the infrastructure of WSSG in the third quarter of fiscal 1996. In the future, gross margin may be affected by pricing and other competitive conditions, as well as the Company's ability to maintain profit margins during the phase out of older product lines and the introduction and ramp of newer product lines that incorporate advances in technology. See "Trends and Uncertainties," below for a discussion of certain other factors that may affect the Company's gross margin.

Research and Development Expenses. Research and development expenses for the quarter ended December 29, 1996, were $73 million, or 5.0% of sales, compared to $64 million, or 5.2% of sales, for the corresponding period in fiscal 1996. For the nine month period ended December 29, 1996, research and development expenses were $209 million, or 5.6% of sales, compared to $174 million, or 5.5% of sales, for the corresponding period in fiscal 1996. The absolute dollar increase in research and development spending reflected higher expenses related to preproduction activity for a number of new products for both the desktop and the high-capacity markets. The information storage industry, particularly the hard disk drive business, is subject to rapid technological advances, and the future success of the Company is dependent upon continued development and timely introduction of new products and technologies. As a result, the Company expects to continue to make significant expenditures for research and development. See "Trends and Uncertainties," below.

Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended December 29, 1996 were $39 million, or 2.6% of sales, compared to $37 million, or 3.1% of sales for the corresponding period in fiscal 1996. Sales and marketing expenses for the nine month period ended December 29, 1996 were $105 million, or 2.8% of sales, compared to $106 million, or 3.3% of sales, for the corresponding period in fiscal 1996. The sales and marketing expenses decline as a percentage of sales reflects a higher sales base.

General and Administrative Expenses. General and administrative expenses for the quarter ended December 29, 1996, were $21 million, or 1.4% of sales, compared to $18 million, or 1.5% of sales, for the corresponding period in fiscal 1996. General and administrative expenses for the nine month period ended December 29, 1996, were $60 million, or 1.6% of sales, compared to $45 million, or 1.4% of sales, for the corresponding period in fiscal 1996. The increase in absolute dollars for the quarter reflected expansion of the Company's infrastructure. The increase for the nine month period reflected expansion of the Company's infrastructure and an increase in bad debt expense in the first quarter of fiscal 1997.

Other (Income) Expense. Net interest and other income/expense was $11 million net expense for the quarter ended December 29, 1996, and $4 million for the corresponding period in fiscal 1996. Net interest and other income/expense for the nine month period ended December 29, 1996 was $36 million, compared to $15 million for the corresponding period in fiscal 1996. The increase in net interest expense was the result of an increase in the level of debt and lower foreign currency exchange gains.

Income Taxes. The effective tax rate for the quarter ended December 29, 1996, was 26% compared to a benefit rate of 71% for the corresponding period in fiscal 1996. The higher fiscal 1996 benefit rate was primarily attributable to the re-evaluation of the fiscal 1996 year-to-date effective tax rate. The effective tax rate for the nine month period ended December 29, 1996, was 26% as compared to the effective tax rate of 20% for the corresponding period in fiscal 1996. The higher effective tax rate in fiscal 1997 was primarily attributable to a decreased percentage of tax benefit related to foreign earnings taxed at less than the U.S. rate.


Liquidity and Capital Resources

At December 29, 1996, the Company had $219 million in cash and cash equivalents, compared to $165 million at March 31, 1996. For the nine month period ended December 29, 1996, cash used in operating and investing activities reflected increases in accounts receivable, decreases in accounts payable and other current liabilities, and investments in property and equipment. Sources of cash included net borrowing under long-term credit and mortgage arrangements, decreases in inventories, and the issuance of common stock.

The Company has a senior credit facility which includes a $75 million term loan, and a $325 million revolving credit line with an $185 million outstanding balance at December 29, 1996. The term loan amortizes in eight quarterly payments beginning December 31, 1996.

The Company expects to spend approximately $30 million for capital equipment, expansion of the Company's facilities, and leasehold improvements, for the remainder of fiscal 1997. These capital expenditures will support the recording heads and tapes businesses, as well as research and development and general corporate operations.

The Company believes that its existing capital resources, including its credit facilities and any cash generated from operations will be sufficient to meet all currently planned expenditures and sustain operations for the remainder of the fiscal year. However, this forward-looking statement assumes that operating results and cash flow from operations will meet the Company's expectations, and actual results could vary due to certain of the factors described below in "Trends and Uncertainties" under "Fluctuation in Results of Operations." The Company continues to work to identify additional sources of cash and there can be no assurance that, if required, the Company will be able to obtain such financing or obtain it on acceptable terms.


Trends and Uncertainties

Fluctuation in Results of Operations. The Company's results of operations are subject to fluctuations from period to period. In this regard, the demand for the Company's hard disk drive products depends on the demand for the computer systems manufactured by its customers, which is affected by computer system product cycles and by prevailing economic conditions. Growth in demand for computer systems, especially in the personal computer ("PC") market segment, where the Company derives a significant amount of its disk drive sales, has historically been subject to significant fluctuations. Such fluctuations in end user demand have in the past, and may in the future, result in the deferral or cancellation of orders for the Company's products, each of which could have a material adverse effect on the Company. During the past several years, there has been significant growth in the demand for PCs, a portion of which represented sales of PCs for use in the home. However, many analysts predict that future growth may be at a moderately slower rate than the rate experienced in recent years.

In the first half of fiscal 1997, the Company experienced weak demand for its mix of drive products for the PC market and this resulted in pricing pressure on the Company's products and had an adverse impact on revenue and earnings for the first six months of fiscal 1997. The Company lost some desktop business to competitors with strong 1.6 gigabyte desktop programs at different price points. In response to the declining demand, the Company reduced its drive build plan at MKE through the second quarter of fiscal 1997. In the third quarter of fiscal 1997, the Company experienced increased demand for its mix of drive products. However, there can be no assurance that this increase in demand will continue, and the Company could experience decreases in demand for its products in the future. Any such slowdowns in demand could have a material adverse effect on the Company.

The hard disk drive industry has also been subject, from time to time, to seasonal fluctuations in demand. Because shipments have tended to be highest in the third month of each quarter, the Company is taking steps to improve the linearity of shipments throughout the quarter. As a result of these steps, the Company experienced improved linearity of shipments in the third quarter of fiscal 1997. The fourth quarter of fiscal 1997 is expected to be less linear than the third quarter of fiscal 1997. There can be no assurance that this linearity trend will continue. Any failure by the Company to complete shipments in the final month of the quarter could adversely affect the Company's operating results for that quarter.

Sales of tape drives and cartridges, although a less significant component of sales for the Company than sales of disk drive products, have tended to be more stable than the sales of disk drive products. The Company has experienced longer product cycles for its tape drives and cartridges in comparison to the product cycles of disk drive products. These factors combined with sustained acceptance for newer tape drives and cartridges have resulted in consistent growth during the first three quarters of fiscal 1997 on a quarter-by-quarter basis and as compared to the corresponding periods of fiscal 1996. However, there is no assurance that this trend will continue and the Company could experience decreases in demand for its products in the future. Any such slowdowns in demand could have a material adverse effect on the Company.


Transition of High-Capacity Manufacturing Operations to MKE. Since the Company's acquisition of Digital's high-capacity disk drive operations in late 1994, the Company experienced significant difficulties in integrating these operations into its high-capacity business. These difficulties included problems involving both the development and manufacturing of its high-capacity products and resulted in, among other things, significant delays in meeting the qualification standards imposed by certain major customers of the Company's high-capacity disk drive products. As part of its strategy to address these problems, the Company decided to transition its high-capacity disk drive product manufacturing to MKE in fiscal 1996. As a result, the Company incurred a charge of $209 million in the fourth quarter of fiscal 1996, associated with the closure of the Company's two high-capacity disk drive manufacturing facilities in Milpitas, California, and Penang, Malaysia. These two facilities were closed during the quarter ended September 29, 1996.

Several risks are associated with the Company's transition of its high-capacity manufacturing operations to MKE. Although the Company has had a continuous manufacturing relationship with MKE since 1984, the Company's high-capacity products are more complex to manufacture than its desktop products. Prior to the transition, MKE had not previously manufactured any significant amount of the Company's high-capacity products, and there can be no assurance that the Company's previous difficulties with its high-capacity products will be resolved or that new problems will not arise as a result of the transition of this manufacturing to MKE. Any failure of the Company to successfully manage this transition would have a material adverse effect on the Company.


Dependence on MKE Relationship. The Company is dependent upon MKE for the manufacture of its disk drive products. During fiscal 1996 and the first three quarters of fiscal 1997, approximately 75%, and 80%, respectively, of the Company's sales were derived from products manufactured by MKE. The transition of the manufacturing of the Company's high-capacity products to MKE has resulted in an increased dependence on MKE. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

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


Dependence on Suppliers of Components and Sub-Assemblies; Component Shortages. The Company and its manufacturing partner, MKE, are dependent upon qualified suppliers for components and sub-assemblies, including recording heads, media and integrated circuits, which are essential to the manufacture of the Company's products. In connection with certain products, the Company and MKE qualify only a single source for certain components and sub-assemblies, which can magnify the risk of shortages. Component shortages have constrained the Company's sales growth in the past, and the Company believes that the industry will periodically experience component shortages. If such shortages occur, or if the Company experiences quality problems with component suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company.


Rapid Technological Change; New Product Development and Qualification. Quantum operates in an industry characterized by increasingly rapid technological changes and short product life cycles. For these and other reasons, including competitive pressures, gross margins on specific products can decrease rapidly. Any delay in introduction of more advanced and more cost-effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to anticipate what the customers will demand and to develop the new products to meet this demand. The Company must also qualify these new products with its customers, successfully introduce these products to the market on a timely basis and commence volume production to meet customer demands. Due to these factors, the Company expects that sales of new products will continue to account for a significant portion of its future sales and that sales of older products will decline accordingly. However, there can be no assurance that such new products will achieve or sustain market acceptance and failure to achieve acceptance could have a material adverse effect on the Company.

The Company is currently in the process of qualifying two of its new high-capacity products. The customer qualification process for disk drive products, particularly high-capacity products, can be lengthy and complex, and the Company has in the past experienced difficulties in obtaining qualifications of its high-capacity products from certain customers. In addition, the Company transitioned the manufacturing of its high capacity products to MKE during the first half of fiscal 1997, and MKE has only recently begun volume production of such high-capacity products. In the event that the Company is unable to obtain additional customer qualifications for these new products in a timely manner, or at all, or in the event MKE is unable to manufacture such products in volume, the Company would be materially adversely affected.

There can be no assurance that the Company will be successful in the development and marketing of these and other new products and components that seek to respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and components, or that the Company's new products and components will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, technological advances in magnetic, optical or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's products. Further, the Company's new products and components are subject to significant technical risks. If the Company experiences delays in the commencement of commercial shipments of new products or components, the Company could experience delays or loss of product sales. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company would be materially adversely affected.


MR Recording Heads Development and Manufacturing. The Company is currently engaged in a substantial effort to advance the development of its MR recording heads capability. The Company believes that MR head technology, which enables higher capacity per disk than conventional thin film inductive heads, will replace inductive heads as the leading recording head technology. Although the Company currently obtains the majority of its MR heads from outside sources, the Company believes that by manufacturing MR heads it has developed in-depth knowledge of MR head technology. This knowledge is leveraged in the research, development and production of products that utilize MR head technology. In addition, the Company believes that having a captive supply of MR heads lowers the risk of MR head supply shortages that may occur in the future as a result of increased requirements for disk drive products which utilize MR recording heads. However, MR technology is relatively complex and, to date, the Company's manufacturing yields for its MR heads have been lower than the Company's manufacturing yields for its thin film inductive heads. In the event that yields do not improve, the Company will continue to incur losses associated with its MR heads manufacturing operations, and these losses would continue to negatively affect the Company's operating results. In addition, since there are limited alternative sources of supply for MR recording heads, and there can be no assurance that the Company will be able to locate and obtain adequate supply from such alternative sources, the Company would be materially adversely affected in the event that its yields for MR heads do not improve.


Customer Concentration. As is typical in the information storage industry, the Company's customer base is concentrated with a small number of computer systems manufacturers. In general, the customers are not obligated to purchase any minimum volume of the Company's products, and the Company's relationships with its customers are generally terminable at will by the customers.

Sales of the Company's desktop products, which comprise a significant majority of its overall sales, were concentrated with several key customers during the nine months ended December 29, 1996, and fiscal 1996. Sales to the top five customers of the Company represented 39% of total sales for the nine month period ended December 29, 1996, and 44% of sales for corresponding period of fiscal 1996. For the nine month period ended December 29, 1996, sales to Compaq and Hewlett Packard were approximately 12% and 10% of total sales, respectively. Apple's share of the Company's sales, which was 11% in fiscal 1996, has declined to approximately 7% for the nine month period ended December 29, 1996. In addition, the Company is unable to predict whether or not there will be any significant change in demand for any of its customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss or delays in orders, the Company could be materially adversely affected.


Intensely Competitive Industry. The information storage products industry in general, and the disk drive industry in particular, is characterized by intense competition which results in rapid price erosion, short product life cycles, and continuous introduction of new, more cost-effective products offering increased levels of capacity and performance. In this regard, the Company has begun to introduce new products in the third quarter of fiscal 1997 and intends to introduce additional new products in the fourth quarter of fiscal 1997. If the product transition is not successful, the Company would be materially and adversely affected. The hard disk drive industry also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices more than expected, which could materially adversely affect the Company.

Quantum faces direct competition from a number of companies, including Seagate, Western Digital, IBM, (which recently announced increased investment in its storage business), Maxtor and Exabyte. In the event that the Company is unable to compete effectively with these or any other companies, the Company would be materially adversely affected.

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

      Workstation and System Storage Products. The Company faces competition in the high-capacity disk drive market primarily from Seagate and IBM. Seagate has the largest share of the market for high-capacity disk drives. Although the same competitive factors identified above as being generally applicable to the overall disk drive industry apply to high-capacity disk drives, the Company believes that the performance and quality of its products are more important to the users in this market than to users in the desktop market. The Company's success in the high-capacity market during the foreseeable future is dependent on the successful development, timely introduction and market acceptance of key new products, as to which there can be no assurance.

      Specialty Storage Products. In the market for tape drives, the Company competes with other companies, which have tape drive product offerings, including Exabyte. The Company targets a market segment which requires a mission critical backup system, and the Company competes in this segment based upon the reliability and durability of its tape drives. Although the

      Company has experienced excellent market acceptance of its tape drive products, the market could become significantly more competitive at any time during the remainder of fiscal 1997 or beyond. As a result, the Company could experience increased price competition. If price competition occurs, the Company may be forced to lower prices, in which case the Company could be materially adversely affected.

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


Litigation. See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

Future Capital Needs. The information storage business is capital-intensive and competitive. Although the Company has recently transitioned the manufacturing of all of its hard disk drive products to MKE, the Company believes that it will need significant additional financial resources over the next several years for capital expenditures, working capital and research and development, in order to remain competitive in the information storage business. The Company believes that it will be able to fund these capital requirements at least through fiscal 1997. However, if the Company decides to increase its capital expenditures further or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company will require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or will be available on favorable terms. In addition, the Company may require additional capital for other purposes not presently contemplated. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment and research and development expenditures, which could adversely affect the Company.


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




                               QUANTUM CORPORATION

                           PART II - OTHER INFORMATION


Item 1.       Legal proceedings

The Company and certain of its current and former officers and directors have been named as defendants in two class action lawsuits, one filed on August 28, 1996 in the Superior Court of Santa Clara County, California, and one filed on August 30, 1996 in the U.S. District Court for the

Northern District of California. The plaintiff in both class actions purports to represent a class of all persons who purchased the Company's common stock between February 26, 1996 and June 13, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes by concealing and/or misrepresenting material adverse information about the Company and that individual defendants sold shares of the Company's stock based upon material nonpublic information. On October 23, 1996, the Company filed a demurrer requesting dismissal of the state action, and on November 21, 1996, the Company moved for a determination that the action not be permitted to proceed as a class action. There has been no decision on either motion to date. In the federal action, the defendants have not yet responded to the complaint.

Certain of the Company's current and former officers and directors have also been named as defendants in a derivative lawsuit, which was filed on November 8, 1996 in the Superior Court of Santa Clara County, California. The derivative complaint is based on factual allegations substantially similar to those alleged in the class action lawsuits. The complaint alleges that the defendants violated the California Corporations Code and state common law by concealing and/or misrepresenting material adverse information about the Company and by selling shares of the Company's stock based upon material nonpublic information. The defendants have not yet responded to the derivative complaint.

The Company believes that the pending actions are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that these suits will be resolved favorably to the Company or will not have a material adverse effect on the Company.

Item 2.     Changes in securities - Not Applicable.


Item 3.     Defaults upon senior securities - Not Applicable


Item 4.     Submission of matters to a vote of security holders - Not Applicable


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


                                                 QUANTUM CORPORATION
                                                 (Registrant)




Date:  February 11, 1997               By:    /s/ Richard L. Clemmer
                                              ----------------------
                                              Richard L. Clemmer
                                              Executive Vice President, Finance
                                              and Chief Financial Officer

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS



Exhibit
Number


11.1          Statement of Computation of Net Income Per Share

27            Financial Data Schedule