Form 10-K
period 1997-03-31
QUANTUM CORP /DE/
filed 1997-06-16
CIK 709283

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1997

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

                                  COMMON STOCK
                         PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 1997: $1,984,887,203 based upon the closing price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive. The number of shares outstanding of the Registrant's Common Stock as of May 1, 1997, was 131,018,098.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts  of  the  Proxy  Statement  for   Registrant's   1997  Annual  Meeting  of
Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

PART I

ITEM 1.  Business

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Business Description

Quantum Corporation ("Quantum" or the "Company"), operating in a single business segment, designs, develops, and markets information storage products, including high-performance, high-quality hard disk drives, half-inch cartridge tape drives, tape drive related products, and solid state disk drives. The half-inch cartridge tape drives and solid state disk drives are manufactured by the Company. The Company combines its engineering and design expertise with the high-volume manufacturing capabilities of its exclusive manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan, a subsidiary of Matsushita Electric Industrial Co., Ltd., to produce high-quality hard disk drives. Quantum is also involved in the manufacture of magnetoresistive ("MR") recording heads that are used in hard disk drives produced for the Company.

The Company's strategy is to offer a diversified product portfolio that features leading-edge technology and high-quality manufacturing for a broad range of market applications. Inherent in this strategy is a focus on meeting and anticipating customers' information storage needs and on the research and development of storage product technology.

The  Company  markets  its  products   worldwide  to  major  original  equipment
manufacturers ("OEMs"), a broad range of distributors, resellers, and systems integrators.

The Company's information storage business currently includes the following four components:

         Desktop and Portable Storage Products. Quantum designs, develops, and markets hard disk drives designed to meet the storage needs of desktop systems. These products are designed for entry-level to high-end desktop personal computers ("PCs") for use in both home and business environments.

         Workstation and Systems Storage Products. Quantum designs, develops, and markets technologically advanced hard disk drives for the demanding storage needs of network servers, work-stations, storage subsystems, high-end desktop systems, and minicomputers. These products are designed for storage-intensive applications, such as graphics, disk arrays, desktop publishing systems, multimedia computing systems, and networked data bases and file servers.

         Specialty Storage Products. Quantum designs, develops, manufactures, and markets half-inch cartridge tape drives and solid state disk drives. The tape drives use advanced linear recording technology and a highly accurate tape guide system to perform data backup for mid-range and high-end computer systems. The solid state disk drives have the high execution speeds required for applications such as imaging, multimedia, video-on-demand, on-line transaction processing, material requirements planning, and scientific modeling.

         Recording Heads. Quantum is involved in the design, development, and manufacture of MR recording heads used in the Company's products. The Company believes that MR technology, which provides higher capacity per disk than conventional thin-film heads, will replace thin-film heads as the leading recording head technology. The Company does not currently market thin-film or MR heads to other companies. For most of fiscal 1998, the Company's involvement in the design, development, and manufacture of recording heads will be through a 49% ownership interest in a joint venture with MKE as discussed in the Strategic Developments section.

Quantum operates in an industry characterized by rapid technological change. The Company is currently concentrating its product development efforts on broadening its existing disk and tape drive product lines through the introduction of new products, including new high-capacity hard disk drive products to be manufactured by MKE, as well as new products targeted specifically for the increasing storage needs of the desktop market. The Company is also focusing its efforts on applying its MR technology to new generations of disk drives.

Strategic Developments

Transition in High-Capacity Disk Drive Manufacturing. During fiscal 1997, Quantum substantially completed the manufacturing transition, committed to in January 1996, of its high-capacity disk drive products to its strategic partner, MKE. As part of the transition, the Company discontinued its manufacture of these products in fiscal 1997 and completed the shut-down of the related facilities. The related manufacturing work force was terminated in fiscal 1997. The Company closed, sold, or disposed of certain high-capacity manufacturing facilities and equipment located in Penang, Malaysia; and Milpitas, California. Facilities sold included the manufacturing building in Malaysia, which was sold in the second quarter of fiscal 1997. Expenditures associated with the transition have substantially been completed. As a result of this transition, the Company anticipates that it will achieve significant benefits by leveraging on the high-volume, high-quality manufacturing expertise of MKE.

Purchase of Minority Interest. In February 1997, Quantum acquired the 19% minority ownership interest in Quantum Peripherals Colorado, Inc. ("QPC"), a consolidated subsidiary involved in the development and manufacture of recording heads. The minority ownership interest was acquired in exchange for $3.4 million and the issuance of 90,000 shares of Redeemable Convertible Participating Series B Preferred Stock, which were valued at $3.9 million as of the issuance date.

MKE/Quantum Recording Heads Joint Venture. On May 1, 1997, MKE and Quantum announced the formation of a recording heads joint venture company. Pursuant to the terms of the transaction, Quantum contributed certain recording heads assets and operations, will transfer employees of the Company's recording heads operations and leased certain premises to the joint venture in exchange for a 49% ownership interest in the joint venture; the joint venture assumed $51 million of debt payable to Quantum; and MKE paid Quantum $94 million and contributed $110 million to the joint venture in exchange for a 51% controlling ownership interest in the joint venture. The Company anticipates that the joint venture will leverage Quantum's engineering and design expertise and MKE's manufacturing expertise in order to fully realize the potential of the MR heads operations to the benefit of both MKE and Quantum.

Renegotiated MKE Master Agreement. In May 1997, Quantum completed renegotiation of its master agreement with MKE, which covers the general terms of the business relationship. The agreement was extended for a period of 10 years. MKE currently manufactures all of the hard disk drives developed and marketed by Quantum. Quantum's relationship with MKE, which dates from 1984, is built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise. This agreement with MKE underscores the strong commitment and working relationship developed with MKE.

Executive Officers

The executive officers of the Company and their respective ages and positions with the Company as of March 31, 1997, follows:

Name                                Age              Position with the Company
Stephen M. Berkley                  53               Chairman of the Board
Michael A. Brown                    38               President and Chief Executive Officer
Claude Barathon                     56               Executive Vice President, Worldwide Sales
Deborah E. Barber                   57               Vice President, Human Resources
Richard L. Clemmer                  45               Executive Vice President, Finance, and Chief
                                                     Financial Officer
Mark Jackson*                       46               President and General Manager, Recording Heads
                                                     Group ("RHG")
Kenneth  Lee                        59               President and General Manager, Workstation Systems Storage
                                                     Group ("WSSG"), and Chief Technical Officer
Debora C. Shoquist                  42               Executive Vice President, Hard Disk Drive
                                                     Operations
Young K. Sohn                       41               President and General Manager, Desktop and Portable Storage
                                                     Group ("DPSG")
Peter  van Cuylenburg               49               President and General Manager, Specialty Storage Products
                                                     Group ("SSPG")

* Mark Jackson has resigned as an officer of Quantum in May 1997 in order to become an officer of the MKE/Quantum recording heads joint venture.

Mr. Berkley has been Chairman of the Board since 1995 and had earlier served as Chairman of the Board from 1987 to 1993. He also served as the Company's Chief Executive Officer from 1987 until 1992. In 1983, as a pioneer in the development of Hardcard, the first hard disk expansion board for personal computers, Mr. Berkley became the founding President and Chief Executive Officer of Plus Development Corporation, a Quantum subsidiary. Prior to joining the Company in 1981 as Vice President of Marketing, Mr. Berkley was with Qume Corporation since 1977 where he initially served as Vice President of Business Development and later as General Manager of the Memory Products Division.

Mr. Brown has been President and Chief Executive Officer since 1995. Earlier, he served as President of DPSG from 1993 to 1995, as Executive Vice President from 1992 to 1993, and as Vice President of Marketing from 1990 to 1992. Previously, Mr. Brown held positions in product and marketing management since joining the Company's marketing organization in August 1984. Before joining Quantum, Mr. Brown served in the marketing organization at Hewlett-Packard and provided management consulting services at Braxton Associates.

Mr. Barathon has been Executive Vice President of Worldwide Sales since 1996. He joined the Company in 1992 as Corporate Vice President, and President and Managing Director of Quantum Europe, where he was responsible for the Company's European sales, marketing, financial, and service operations. Prior to joining the Company, Mr. Barathon held a variety of management positions at Control Data Corporation and Imprimis. He was also Vice President of European Operations at Seagate Technology, following the acquisition of Imprimis by Seagate in 1989.

Ms. Barber has been Vice President of Human Resources since joining the Company in 1992. Prior to joining the Company, she served as Vice President of Human Resources at Cray Research for five years. From 1978 to 1988, Ms Barber was employed by Honeywell, Inc., last serving as Director of Human Resources for the Military Avionics Division.

Mr. Clemmer has been Executive Vice President of Finance and Chief Financial Officer since joining the Company in August 1996. Prior to joining the Company, Mr. Clemmer was Chief Financial Officer of Texas Instruments'

Semiconductor Group from 1989 to 1996. Previously, he held a variety of senior finance positions with Texas Instruments.

Mr. Jackson has been President and General Manager of RHG since November 1996. Earlier in 1996, he was Executive Vice President of Hard Disk Drive Operations, where he was responsible for production planning, logistics, quality and reliability, customer service, and material support for both DPSG and WSSG. In addition, Mr. Jackson served as President of DPSG from October 1995 to February 1996, and as Vice President of Worldwide Logistics from 1993 to 1995. Previously, Mr. Jackson held a number of positions in the logistics and operations since joining the Company in 1985.

Mr. Lee has been President of WSSG since 1995 and Chief Technical Officer since 1993. Earlier, he managed RHG from 1994 to 1996, served as Executive Vice President of Technology and Engineering from 1993 to 1994, and as Vice President of Engineering from 1990 to 1993. Mr. Lee joined the Company in 1989 as Director of Advanced Recording Technologies. Prior to joining the Company, Mr. Lee was Vice President of Product Development for Domain Technology for five years, and previously worked on advanced magnetic storage devices during the 15 years he spent with the IBM Research Laboratory in San Jose, California.

Ms.  Shoquist is  currently  the  Executive  Vice  President  of Hard Disk Drive
Operations and responsible for production planning, logistics, and customer service support for Quantum's two hard drive groups, DPSG and WSSG. She has served in a variety of manufacturing management positions, most recently as Vice President of Product and Test Engineering for WSSG. Prior to that, Ms. Shoquist was Vice President of Worldwide Operations for WSSG. Prior to joining the Company in 1991, Ms. Shoquist held a variety of operations management positions at Hewlett-Packard.

Mr. Sohn has been President and General Manager of DPSG since February 1996. Earlier, he served as Vice President of Marketing for DPSG since 1994. Prior to joining the Company in 1992 as President and Managing Director of Quantum Asia-Pacific, Mr. Sohn spent nine years with Intel Corporation where, most recently, he managed that company's AT chip set business.

Mr. van Cuylenburg has been President and General Manager of SSPG since joining the Company in September 1996. Prior to joining Quantum, he served as Executive Vice President at Xerox Corporation, responsible for the systems sector from 1993 to 1995. Mr. van Cuylenburg was also President and Chief Operating Officer at Next Computer Inc. in Redwood City, California.

Products

Desktop and Portable Storage Products:

         Quantum Fireball TM Series and Quantum Fireball ST Series 3.5-inch Desktop Products:

         Quantum's desktop 3.5-inch hard drives consist of the Quantum Fireball TM Series and Quantum Fireball ST Series products. These products are designed to meet the information storage needs of desktop PCs.

         Quantum Fireball 1.0/1.2/1.7/2.1/2.5/3.2/3.8 TM Series. Introduced in February 1996, Quantum Fireball TM Series drives are the industry's first hard disk drives to offer 1 gigabyte ("GB") per platter storage capacity and to combine MR and Partial Response Maximum Likelihood ("PRML") technologies to provide the storage capacities and performance required by commercial PCs. As of May 1997, Quantum had shipped over 13 million Fireball TM Series drives.

         Quantum Fireball 1.6/2.1/3.2/6.4 ST Series. The Quantum Fireball ST Series disk drive began mass production in March 1997. The Quantum Fireball ST Series is a leading performance areal density product that is suited for high-end desktop and entry level workstation / server systems. With a capacity of 1.6 GBs per platter, the Quantum Fireball ST Series includes a broad range of models from 1.6 GBs to 6.4 GBs.

         The ST Series is the first product with the Quantum developed Ultra ATA feature, a high performance interface supporting data transfer rates of up to 33 megabytes ("MBs") per second.

         Quantum BigfootTM, Quantum Bigfoot CY  5.25-inch Desktop Products:

         Quantum Bigfoot 1.2/2.5. Mass production of Quantum Bigfoot hard drives began in March 1996. These products combine value with high-capacity for consumer-oriented PCs. Quantum 5.25-inch hard drives fit into most modular PCs without any customization to system enclosures.

         Quantum Bigfoot CY 2.1/4.5/6.5. Mass production of the Quantum Bigfoot CY hard drive began in January 1997. The Quantum Bigfoot CY is the Company's latest generation 5.25-inch hard drive. This line of product provides the consumer PC market with a high-capacity disk drive in conjunction with value per MB. The Quantum Bigfoot CY features high capacity per disk data track for fewer head switches and seeks, and fast sequential data transfers. Like its predecessor, the Quantum Bigfoot, the Quantum Bigfoot CY 5.25-inch drive will fit most modular PCs without any customization to system enclosures.

Workstation and Systems Storage Products:

         Quantum  AtlasTM  II  and  Quantum  VikingTM   3.5-inch   High-Capacity
         Products:

         Quantum's high-capacity 3.5-inch hard drives include the Quantum Atlas II and Quantum Viking products. These disk drives are Quantum's most technologically advanced hard disk drive products and meet the demanding needs of high-end desktop systems, workstations, RAID subsystems, servers, video and multimedia applications, and minicomputers.

         Quantum Atlas II 2.1/4.5/9.1. The Quantum Atlas II began mass production in September 1996. Quantum Atlas II hard drives are intended to provide the capacity, performance and fault-tolerance required by high-end systems such as video and database servers, RAID subsystems, mid-range workstations and mini-computers. Atlas II drives feature 7,200 rotations-per-minute spin speed and leading-edge technologies such as MR heads and Ultra SCSI-3 to meet the needs of the high-end marketplace.

         Quantum Viking 2.2/4.5. Mass production of the Quantum Viking began in December 1996. Quantum Viking hard drives combine workstation-class performance with PC-class prices, meeting the needs of one of the fastest-growing segments of the high-end marketplace: workstations and PC-based servers. The drives feature capacities of 2.2 and 4.5 GBs with MR heads and PRML read channels and a high internal data rate of 83 to 139 megabits per second. A wide selection of Ultra SCSI-3 interfaces provide burst data transfer rates as fast as 40 MB per second.

Specialty Storage Products:

         Quantum DLTTM  Half-inch Cartridge Tape Drives:

         Quantum DLT 2000XT . Mass production of the Quantum DLT 2000 began in September 1995. This device is a half-inch cartridge tape drive designed to perform data back-up for mid-range computer systems and high-end workstations. With advanced DLTTM linear recording technology, a highly accurate tape guide system, and an adaptive control mechanism, the drive is suited for mid-range systems, network servers, and high-end workstations and systems. Using data compression techniques, the DLT 2000 XT features a native storage capacity of 15 GB per cartridge and a sustained native data transfer rate of 1.25 MB per second.

         Quantum DLT 4000. Mass production of the Quantum DLT 4000 began in February 1995. This half-inch cartridge tape drive is designed for heavy duty cycle computer applications in the mid-range to high-end of the tape drive market. Assuming data compression, the DLT 4000 features a combination of 40 GB per cartridge capacity and a sustained data transfer rate of 3 MB per second.

         Quantum DLT 7000. Mass production of the DLT 7000 began in December 1996. The Quantum DLT 7000 provides data storage and retrieval for demanding data back-up, archive, and on-line storage applications. Assuming data compression, this tape drive achieves a transfer rate of over 10 MB per second and a formatted capacity of 70 GB. This tape drive provides significant performance and capacity advantages over other drives in its class.

         Quantum DLTTM Autoloaders:

         Quantum DLT 2500XT/2700XT/4500/4700. Quantum DLT half-inch tape autoloaders are five- and seven-cartridge subsystems designed for high-capacity data backup applications in the computer systems market. Ranging in capacity from 150 to 280 GBs, each autoloader consists of an elevator mechanism that provides random or sequential cartridge access between a tape drive and cartridge magazines. All are appropriate table-top solutions or can be configured into standard 19-inch equipment racks.

         Quantum DLTstorTM Tape Library:

         High-Performance Cartridge Tape Mini-Libraries, the Quantum DLTstor tape library subsystem is designed for use with Quantum's family of DLT 7000, 4000 and 2000XT tape drives. Equipped with two seven-cartridge magazines and up to three drives, the DLTstor product family is available in native capacities of 490, 280 and 210 GBs.

         Quantum DLTtapeTM III, IIIXT,IV:

         The Quantum DLTtapeTM family of half-inch cartridge tapes are designed and formulated specifically for Quantum DLTTM tape drives and libraries. The capacity of the half-inch cartridge tapes is up to 35 GBs, or 70 GBs in compressed mode. By combining both solid and liquid lubricants in the tape binder system, tape and head wear are reduced while repelling airborne particles that could affect read/write head performance. In addition, by using a uniform particle shape, a dense binding system, a smooth coating surface, and a specially selected base film, Quantum's half-inch cartridge tapes take advantage of shorter wavelength recording schemes to ensure read compatibility with future generations of DLT brand tape drives.

         Quantum ESP5000 Series, ESP3000 Series and ESP3000/ESP5000 Table Top Series Solid State Disks:

         Quantum's solid state disks (SSDs) significantly improve the execution speed of applications such as imaging, multimedia, video-on-demand, on-line transaction processing, material requirements planning and scientific modeling. In product development environments, the products can substantially shorten time-to-market. Quantum's SSDs are used like magnetic disks, however, they achieve near instantaneous access times by eliminating the latency associated with disk rotation and head seek. SSD drives include a unique and fully integrated data retention system with continuous back-up to ensure that data is safely stored in the event of a power interruption. The Company currently offers the Quantum ESP5000 Series 5.25-inch form factor SSDs and the Quantum ESP3000 Series 3.5-inch form factor SSDs. Quantum's SSD drives did not represent a significant amount of the Company's revenues in the fiscal years ended March 31, 1997 and 1996.

For information regarding the percentage of total revenue contributed by any class of similar products, refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements.

Product Development

For a discussion of product development, refer to Part II, Item 7, Results of Operations - Research and Development Expenses; and Trends and Uncertainties - Rapid Technological Change, New Product Development, and Qualification.

Manufacturing

The Company  believes that its  manufacturing  strategies  for hard disk drives,
half-inch   cartridge  disk  drives,  and  solid  state  disk  drives;  and  its involvement in the manufacture of MR recording heads are key to its success.

For production of its hard disk drives, the Company depends exclusively on MKE. MKE produces hard disk drives for Quantum in Japan, Singapore, and Ireland. MKE's state-of-the-art manufacturing process is highly automated, employing integrated computer networks and advanced control systems. For additional discussion of the Company's dependence on MKE, refer to Part II, Item 7, Trends and Uncertainties - Dependence on MKE Relationship. The Company's relationship with MKE, which has been continuous since 1984, is currently governed by a master agreement. The current agreement between the Company and MKE gives MKE the exclusive worldwide right to manufacture, and the Company the exclusive worldwide right to design and market, hard disk drives. The Company provides MKE with forecasts of its requirements and places purchase orders approximately three months prior to delivery. The Company has only a limited right to modify these purchase orders. The Company's transactions with MKE are denominated in U.S. dollars with prices for product purchases negotiated periodically, generally on a quarterly basis. Thus, fluctuations in the exchange rate have no material short term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices. For additional discussion of the MKE master agreement, refer to Part I, Item 1, Strategic Developments - Renegotiated MKE Master Agreement.

For production of its half-inch cartridge disk drives and solid state disk drives, the Company operates a manufacturing facility in Colorado Springs, Colorado; and a related research and development and preproduction facility in Shrewsbury, Massachusetts.

The Company and its manufacturing partner, MKE, are dependent on suppliers for components and sub-assemblies, which are essential to the manufacture of the Company's products. For additional discussion of this dependence, refer to Part II, Item 7, Trends and Uncertainties - Dependence on Suppliers of Components and Sub-Assemblies; Component Shortages.

The Company's current hard disk drive product manufacturing relies on MR recording head technology. The Company is involved in the manufacture of MR recording heads through a joint venture with MKE. For additional discussion of the MR recording heads and the joint venture, refer to Part I, Item 1, Strategic Developments - MKE/Quantum Recording Heads Joint Venture, and Trends and Uncertainties - MR Recording Heads Development and Manufacturing; and Part II,
Item 8, Note 18 of the Notes to Consolidated Financial Statements.

Sales and Marketing

The Company markets its products directly to desktop personal computer, notebook and workstation manufacturers and to distributors, resellers and systems integrators through its worldwide sales force. For additional discussion of sales and customers, refer to Part II, Item 7, Results of Operations - Sales, and Trends and Uncertainties - Customer Concentration.

Supporting international sales and operations, Quantum maintains a European regional headquarters in Neuchatel, Switzerland; an Asia-Pacific regional headquarters in Singapore; a Japanese headquarters in Tokyo and sales offices throughout the world. International sales, which include sales to foreign subsidiaries of United States companies, were 53%, 52% and 53% in fiscal 1997, 1996 and 1995, respectively. For additional information on foreign operations refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements.

Warranty and Service

The Company generally warrants its products against defects for a period of one to five years from the date of sale. Supporting warranty obligations, the Company maintains in-house service facilities for refurbishment or repair of its products in Milpitas, California; Dundalk, Ireland; and Penang, Malaysia. For additional discussion of warranty, refer to Part II, Item 7, Trends and Uncertainties - Warranty.

Backlog

The Company's six-month order backlog at May 30, 1997, was approximately $1.350 billion compared to approximately $870 million at June 13, 1996. The backlog increased approximately 55% year-over-year, reflecting recent introductions of high-end disk drives in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, stronger demand for half-inch cartridge tape products, and an overall increase in sales levels.

Backlog includes only firm orders for which the customers have released a specific purchase order and specified a delivery schedule. Lead time for the release of purchase orders depends upon the scheduling practices of the individual customer, and the rate of new order bookings varies from month to month. For this reason, and the possibility of customer changes in delivery schedules or cancellations of orders, Quantum's backlog as of any particular date may not be representative of actual sales for any succeeding period. In addition, it has been the Company's practice to permit customers to increase or decrease (including canceling) orders for products with relatively short notice to the Company. The Company believes that this practice enables customers to improve the management of their inventory, minimizes the Company's exposure to disputed accounts receivable and strengthens the Company's relationships with customers.

Competition

For a discussion of competition, refer to Part II, Item 7, Trends and Uncertainties - Intensely Competitive Industry.

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

Quantum has signed several cross-licensing agreements with Hewlett-Packard, IBM, Seagate Technology, and Terastor. These agreements enable Quantum to use certain patents owned by these companies, and certain of these agreements enable these companies to use certain patents owned by Quantum.

Plant and Equipment

The Company anticipates that it will acquire additional facilities in fiscal 1998 to support expansion of half-inch cartridge tape drive manufacturing, research and development and other corporate activities.

Employees

At March 31, 1997, the Company had approximately 6,380 regular employees. In connection with the MKE/Quantum recording heads joint venture, approximately 1,470 Quantum employees will become employees of the joint venture and will cease to be employees of Quantum (refer to Part I, Item 1, Strategic Developments -

MKE/Quantum Recording Heads Joint Venture; and Part II, Item 7, Trends and Uncertainties - MR Recording Heads Development and Manufacturing; and Item 8,
Note 18 of the Notes to Consolidated Financial Statements).

In the advanced electronics industry, competition for highly skilled employees is intense. Quantum believes that a great part of its future success will depend on its continued ability to attract and retain qualified employees. None of the Company's employees are represented by a trade union, and the Company has experienced no work stoppages. Quantum believes that its employee relations are favorable.


ITEM 2.  Properties

The Company has its Corporate headquarters in a leased 37-acre, five-building campus complex in Milpitas, California. The Company owns a 72-acre, two-building complex in Shrewsbury, Massachusetts, used for research and development and production of recording heads; a recording heads research and development facility in Louisville, Colorado; a repair facility in Penang, Malaysia; and a distribution and hard disk drive configuration facility in Dundalk, Ireland. The Company leases a facility in Batam, Indonesia, for manufacturing recording heads. The Company also leases manufacturing facilities in Colorado Springs, Colorado. In conjunction with the transition of its high-capacity products manufacturing to MKE, the Company completed the shut-down of the related facilities in fiscal 1997. The Company closed the high-capacity manufacturing operations in Milpitas, California, and in the second quarter of fiscal 1997, sold the manufacturing plant in Malaysia. Additional warehouse and office space is leased throughout the world, typically on a short-term basis. The Company will supplement existing facilities during fiscal 1998 to support customer requirements. Rent expense was approximately $26 million in fiscal 1997.

Properties associated with recording heads operations were leased to the MKE/Quantum recording heads joint venture in May 1997. For additional information regarding the joint venture, refer to Part I, Item 1, Strategic Developments - MKE/Quantum Recording Heads Joint Venture; and Part II, Item 8,
Note 18 of the Notes to Consolidated Financial Statements.


ITEM 3.  Legal Proceedings

For information regarding legal proceedings, refer to Part II, Item 8, Note 13 of the Notes to Consolidated Financial Statements.


ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

Quantum Corporation's common stock has been traded in the over-the-counter market under the Nasdaq symbol QNTM since the Company's initial public offering on December 10, 1982.

The prices per share reflected in the table represent the range of high and low closing prices in the Nasdaq National Market System (adjusted to reflect a two-for-one stock split) for the quarter indicated.

Fiscal 1997                                         High                Low
----------------------------------------------      ----                ---
Fourth quarter ended March 31, 1997               $22 17/32          $13 3/4
Third quarter ended December 29, 1996             $14 7/8            $ 8 21/32
Second quarter ended September 29, 1996           $ 9 3/16           $ 5 1/2
First quarter ended June 30, 1996                 $13                $ 7 1/32

Fiscal 1996                                         High                Low
----------------------------------------------      ----                ---
Fourth quarter ended March 31, 1996               $ 9 15/16          $ 8 5/16
Third quarter ended December 31, 1995             $10 7/16           $ 8 1/16
Second quarter ended October 1, 1995              $13 25/32          $10 7/16
First quarter ended July 2, 1995                  $13 5/32           $ 7 1/2


Historically, the Company has not paid cash dividends on its common stock and the Company's debt agreement currently prohibits the Company from paying dividends while the debt is outstanding.

As of May 1, 1997, there were approximately 1,890 shareholders of record of the Company.

ITEM 6.  Selected Consolidated Financial Data

(In thousands except per
share amounts, and ratios)
                                                            Year ended March 31 (iv)
                              -------------------------------------------------------------------------------------
                                     1997             1996(i)         1995(iii)          1994             1993
                              -------------------------------------------------------------------------------------
Sales                         $     5,319,457    $    4,422,726    $   3,367,984   $    2,131,054   $    1,697,240
Research and development              291,332           239,116          169,282           89,837           63,019
Net income (loss)                     148,515           (90,456)          81,591            2,674           93,811
Net Income (Loss) Per
  Share (v):
    Primary                              1.21             (0.87)            0.86              .03             1.03
    Fully diluted                        1.03             (0.87)            0.76              .03             0.89
Property, Plant and
  Equipment, Net                      407,206           364,111          280,099           85,874           74,698
Total assets                        2,158,263         1,975,355        1,481,028          997,438          926,633
Total Long-Term Debt and
  Redeemable Preferred
  Stock                               422,906           598,158          327,500          212,500          212,500
Return on Average
  Shareholders' Equity                   20.8%            (17.2)%           17.7%             0.7%            26.6%
Ratios of Earnings to
  Fixed Charges                           4.5              (ii)              6.0              1.2              9.6

(i) The results of operations for fiscal 1996 include the effect of a $209 million charge related to the transition of manufacturing of the Company's high-capacity products to MKE. Refer to Note 10 of the Notes to Consolidated Financial Statements.

(ii) Earnings (as defined) for fiscal 1996 were insufficient to cover fixed charges by $141.3 million.

(iii) On October 3, 1994, Quantum acquired portions of Digital Equipment's business. The acquisition is not reflected in the financial statements prior to fiscal 1995, thus the results for fiscal 1995 are not comparable to the results prior to fiscal 1995. Refer to Note 16 in Notes to Consolidated Financial Statements.

(iv)     No cash dividends were paid for the years presented.

(v)      Per  share  amounts   reflect  the   retroactive   recognition  of  the
         two-for-one stock split effected June 1997. Refer to Note 9 of the Notes to Consolidated Financial Statements.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 1997 Compared with Fiscal 1996

Sales. Sales in fiscal 1997 increased 20%, to $5.3 billion, compared with sales of $4.4 billion in fiscal 1996. The increase reflected an increase in shipments of disk drives, tape drives, and tape drive-related products, as well as an increase in the average drive price. The increase in the average drive price reflected a change in sales mix to more advanced, larger-capacity drives; market demand; and the limited market availability of higher-capacity drives. Partially offsetting the increase in sales was a decline (particularly in the first through third quarters of fiscal 1997) in high-end disk drive sales. This decline resulted from the transition of the manufacture of high-end disk drives to MKE during fiscal 1997, with older products ceasing production in July 1996, and new high-end drives not ramping until the third and fourth quarters of fiscal 1997.

Sales to the Company's top five customers were 38% of sales in fiscal 1997, compared with 44% in fiscal 1996. Sales to Compaq Computer, Inc. were $562 million, or 11% of sales, in fiscal 1997, compared with $522 million, or 12% of sales, in fiscal 1996. Sales to Hewlett Packard were $562 million, or 11% of sales, in fiscal 1997, and were less than 10% of sales in fiscal 1996. Sales to Apple Computer, Inc. were less than 10% of sales in fiscal 1997, compared with $473 million, or 11% of sales, in fiscal 1996.

The split of fiscal 1997 sales between OEMs and distribution channels was $3.3 billion and $2.0 billion, or 63% and 37% of sales, respectively, compared with $3.1 billion and $1.3 billion, or 71% and 29% of sales, respectively, in fiscal 1996. Sales to the OEMs and the distribution channels were based on product availability and demand.

Gross Margin Rate. The gross margin rate increased 2.2 percentage points to 14.5% in fiscal 1997, from 12.3% in fiscal 1996. The increase reflected a higher proportion of tape drive and tape drive related product sales in fiscal 1997, compared to fiscal 1996, as these products achieved a higher gross margin rate than sales of other products of the Company. The 2.2 percentage point gross margin rate increase in fiscal 1997 also reflected the impact of a resizing charge in fiscal 1996 of $38 million, of which $36 million impacted the gross margin. The fiscal 1996 gross margin rate would have been 13.1% without the resizing charge.

Research and Development Expenses. In fiscal 1997, the Company's investment in research and development was $291 million, or 5.5% of sales, compared with $239 million, or 5.4% of sales, in fiscal 1996. The $52 million increase in research and development spending reflected higher expenses related to preproduction activity for a number of new products for both the desktop and high-capacity drive markets. Research and development spending also reflected management's continuing focus on the development and timely introduction of new information storage products and technologies. As a percentage of sales, research and development expenses in fiscal 1998 are expected to be consistent with those of fiscal 1997.

Sales and Marketing Expenses. Sales and marketing expenses in fiscal 1997 were $149 million, or 2.8% of sales, compared with $142 million, or 3.2% of sales in fiscal 1996. The fiscal 1997 decline in sales and marketing expenses as a percentage of sales reflected the increase in sales and management imposed spending constraints early in the year. As a percentage of sales, sales and marketing expenses in fiscal 1998 are expected to be consistent with those of fiscal 1997.

General and Administrative Expenses. General and administrative expenses in fiscal 1997 were $87 million, or 1.6% of sales, compared with $65 million, or 1.5% of sales, in fiscal 1996. The increase in expenses in fiscal 1997 reflected expansion of the Company's infrastructure. As a percentage of sales, general and administrative expenses in fiscal 1998 are expected to be slightly above those of fiscal 1997 to support business activities.

Interest and Other Income/Expense. Net interest and other income and expense in fiscal 1997 was $41 million net expense, compared with $28 million net expense in fiscal 1996, reflecting an increase in interest expense as a result of an approximately $153 million increase in the average amount of debt outstanding in fiscal 1997, compared with fiscal 1996. The debt was utilized to finance operations.

Income Taxes. The effective tax rate in fiscal 1997 was 26%, compared with 36% in fiscal 1996. The decrease in the effective tax rate was attributable primarily to the benefit of foreign earnings taxed at less than the U.S. rate and a reversal of the federal valuation allowance previously provided for certain state-deferred tax assets. The federal valuation allowance was reversed in fiscal 1997 as a result of the realization of the federal deferred tax assets through tax planning. For financial reporting purposes, the Company has provided a valuation allowance for certain deferred tax assets that are expected to reverse over a 15 year period. The Company believes that the valuation allowance is needed to reduce the deferred tax asset to an amount that is more likely than not to be realized. The Company has concluded that taxable income expected to be generated over future years, combined with the reversal of existing taxable temporary differences, will be sufficient to realize the benefits of the remaining deferred tax assets.

Net Income. After tax earnings increased to a net income of $148.5 million in fiscal 1997, from a net loss of $90.5 million in fiscal 1996. The change to a net income in fiscal 1997 from a net loss in fiscal 1996 reflects the impact of the $209 million fiscal 1996 charge related to the transition of high-capacity product manufacturing to MKE.


Fiscal 1996 Compared with Fiscal 1995

Sales. Sales in fiscal 1996 increased 31%, to $4.4 billion, compared with sales of $3.4 billion in fiscal 1995. The increase reflected an increase in drive shipments and a change in sales mix to more advanced, larger-capacity products. The increase was partially offset by a decline in average drive prices for older products. The increase in sales also reflected a full year's sale of products acquired in the October 3, 1994, purchase of the Disks, Heads and Tapes
Businesses of the Storage Business Unit of Digital Equipment Corporation (the "Acquired Businesses"). On a pro forma basis, the Company's sales in fiscal 1995 would have been $3.8 billion had the acquisition of the Acquired Businesses occurred at the beginning of fiscal 1995.

Sales to the Company's top five customers were 44% of sales in fiscal 1996, compared to 46% in fiscal 1995. Sales to Compaq Computer, Inc. were $522 million, or 12% of sales, in fiscal 1996, compared to $536 million, or 16% of sales, in fiscal 1995. Sales to Apple Computer, Inc. were $473 million, or 11% of sales, in fiscal 1996, compared with $404 million, or 12% of sales, in fiscal 1995.

The split of fiscal 1996 sales between OEMs and distribution channels was $3.1 billion and $1.3 billion, or 71% and 29% of sales, respectively, compared with $2.5 billion and $0.9 billion, or 75% and 25% of sales, respectively, in fiscal 1995. Sales to distribution channels increased during fiscal 1996 as the Company widened its customer base.

Gross Margin Rate. The gross margin rate decreased to 12.3% in fiscal 1996, compared with 16.7% in fiscal 1995. The decrease in gross margin rate was attributable to product qualification issues that contributed to higher costs and lower-than-expected unit volumes in the high-capacity product line. In addition, a $38 million resizing charge recorded in fiscal 1996 impacted the gross margin by $36 million. Without this resizing charge, the gross margin rate for fiscal 1996 would have been 13.1%.

Research and Development Expenses. In fiscal 1996, the Company invested $239 million, or 5.4% of sales, in research and development, compared with $169 million, or 5.0% of sales, in fiscal 1995. The increase in fiscal 1996 reflected the impact of a full year of expenses for the Acquired Businesses, along with higher expenses related to preproduction activity for a larger number of new products.

Sales and Marketing Expenses. Sales and marketing expenses in fiscal 1996 were $142 million, or 3.2% of sales, compared with $108 million, or 3.2% of sales, in fiscal 1995. The increase in expenses in fiscal 1996 was due primarily to the costs associated with supporting the Company's higher sales volume.

General and Administrative Expenses. General and administrative expenses in fiscal 1996 were $65 million, or 1.5% of sales, compared with $52 million, or 1.5% of sales, in fiscal 1995. The increase in expenses in fiscal 1996 reflected expansion of the Company's infrastructure.

Other Operating Charges. In fiscal 1996, the Company included in results of operations a charge of $209 million related to the transition of manufacturing for the high-capacity products to MKE. The charge was comprised of reduction in work force of approximately $10 million; write-down of capital assets of approximately $45 million; incremental inventory write-downs and excess purchase commitment accruals of approximately $144 million; and other charges of approximately $10 million. These amounts reflect the provision for closing the manufacturing facilities in Penang, Malaysia, and Milpitas, California.

As a result of the acquisition of the Acquired Businesses in fiscal 1995, the Company incurred a charge of $73 million, which included $68 million of purchased in-process research and development and $5 million in related merger costs. Merger costs comprised of incremental integration costs incurred through the end of the quarter in which the acquisition was consummated.

Interest and Other Income/Expense. Net interest and other income and expense in fiscal 1996 was $28 million net expense, compared with $16 million net expense in fiscal 1995. The increase in net expense in fiscal 1996 resulted from interest expense on higher levels of debt used to finance operations.

Income Taxes. The effective tax rate in fiscal 1996 was 36%, compared with 44% in fiscal 1995. The decrease in the effective tax rate was attributable primarily to the realization of deferred tax assets previously reserved and lower overall state taxes, offset by a reduction in the benefit of foreign earnings taxed at less than the U.S. rate.

Net Income/Loss. After tax earnings decreased to a net loss of $90.5 million in fiscal 1996 from a net income of $81.6 million in fiscal 1995. The change to a net loss in fiscal 1996 from a net income in fiscal 1995 reflected the impact of the $209 million fiscal 1996 charge related to the transition of high-capacity product manufacturing to MKE.

Liquidity and Capital Resources

The Company generated improved cash flow from operations, aggregating $313 million in fiscal 1997. At March 31, 1997, the Company had $345 million in cash and cash equivalents, compared to $165 million at March 31, 1996. Cash was provided by operating activities, primarily from net income and a decrease in inventory, and was partially offset by an increase in accounts receivable. Cash used in investing activities reflected investment in property and equipment. Cash was also provided by financing activities as a result of proceeds from the issuance of common stock (primarily from the Employee Stock Purchase Plan) and from the mortgage arrangement, described below, partially offset by net pay-down on the senior credit facility.

The Company has a senior credit facility that includes a $56.3 million term loan and a $325 million revolving credit line with a $110 million outstanding balance at March 31, 1997. The term loan, which began to amortize on December 31, 1996, will amortize over six remaining quarterly payments.

The Company expects to spend approximately $200 million for capital equipment, expansion of the Company's facilities, and leasehold improvements in fiscal 1998. These capital expenditures will support the tapes business, research and development, general corporate operations, and the Company's involvement in the recording heads operations. The Company believes that it will be able to fund these capital requirements at least through fiscal 1998. Refer to the Future Capital Needs section of the Trends and Uncertainties section for additional discussion of capital.

The Company extended until September 1997 an $85 million unsecured Letter of Credit facility with certain banks to issue standby letters of credit to MKE and its affiliates.

In September 1996, the Company entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years, with monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term.

The Company believes that its existing capital resources, including credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next fiscal year. However, this belief assumes that operating results and cash flow from operations will meet the Company's expectations, and actual results could vary due to the factors described in the Trends and Uncertainties section which follows.

Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt.

Trends and Uncertainties

Operating in the information storage industry, Quantum is affected by numerous trends and uncertainties, some of which are specific to the industry while others relate more specifically to Quantum. These are discussed below.

Trends and Uncertainties - Information Storage Industry

The numerous trends and uncertainties inherent in the information storage industry are summarized below. Following the summary is a discussion of how these trends and uncertainties specifically impact the Company.

     o Intense competition - The information storage products industry in general, and the disk drive industry in particular, is characterized by intense competition that results in rapid price erosion; short product life cycles; and continuous introduction of new, more cost-effective products offering increased levels of capacity and performance.

     o Rapid technological change - Technology advancement in the information storage industry is increasingly rapid.

     o Customer concentration - High-purchase-volume customers for information storage products are concentrated within a small number of computer system manufacturers, distribution channels, and system integrators.

     o Fluctuating product demand - The demand for hard disk drive products depends on the demand for the computer systems in which hard disk drives are used, which in turn is affected by computer system product cycles and by prevailing economic conditions.

     o Intellectual property conflicts - The hard disk drive industry has been characterized by significant litigation relating to patent and other intellectual property rights.

Intensely Competitive Industry. To compete within the information storage industry, Quantum frequently introduces new products and transitions to newer versions of existing products. Product introductions and transitions are significant to the operating results of Quantum, and if they are not successful, the Company would be materially and adversely affected. The hard disk drive industry also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices more than expected, which could materially adversely affect the Company. In addition, the Company's customers could commence the manufacture of disk and tape drives for their own use or for sale to others. Any such loss of customers could have a material adverse effect on the Company.

Quantum faces direct competition from a number of companies, including Seagate, Western Digital, IBM (which recently increased its investment in its storage business), Maxtor and Exabyte. In the event that the Company is unable to compete effectively with these or any other company, the Company would be materially adversely affected. The Company's information storage product competition can be further broken down as follows:

      Desktop Storage Products. In the market for desktop products, Quantum competes primarily with Seagate, Western Digital, and Maxtor. Quantum and its competitors have developed and are developing a number of products targeted at particular segments of this market, such as business users and home PC buyers, and factors such as time to market can have a significant effect on the success of any particular product. The desktop market is characterized by more competitors and shorter product life cycles than the hard disk drive market in general.

      Workstation and System Storage Products. The Company faces competition in the high-capacity disk drive market primarily from Seagate and IBM. Seagate has the largest share of the market for high-capacity disk drives. Although the same competitive factors identified above as being generally applicable to the overall disk drive industry apply to high-capacity disk drives, the Company believes that the performance and quality of its products are more important to the users in this market than to users in the desktop market. The Company's success in the high-capacity market during the foreseeable future is dependent on the successful development, timely introduction, and market acceptance of key new products, as to which there can be no assurance.

      Specialty Storage Products. In the market for tape drives, the Company competes with other companies that have tape drive product offerings. The Company targets a market segment that requires a mission critical backup system and competes in this segment based on the reliability and durability of its tape drives. Although the Company has experienced excellent market acceptance of its tape drive products, the market could become significantly more competitive at any time during fiscal 1998 or beyond. As a result, the Company could experience increased price competition. If price competition occurs, the Company may be forced to lower prices, in which case the Company could be materially adversely affected.

Rapid Technological Change, New Product Development, and Qualification. The combination of an environment of rapid technological changes, short product life cycles and competitive pressures results in gross margins on specific products decreasing rapidly. Accordingly, any delay in introduction of more advanced and more cost-effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to anticipate what customers will demand and to develop the new products to meet this demand. The Company must also qualify new products with its customers, successfully introduce these products to the market on a timely basis, and commence volume production to meet customer demands. For example, during the first quarter of fiscal 1998 the Company expects to introduce a new desktop product that will account for a significant portion of the Company's sales. There can be no assurance that the Company will successfully qualify this new desktop product with its customers on a timely basis or that such product will be produced in sufficient quantities to meet customer demand. Due to these factors, the Company expects that sales of new products will continue to account for a significant portion of its future sales and that sales of older products will decline accordingly.

The Company is frequently in the process of qualifying new products with its customers. The customer qualification process for disk drive products, particularly high-capacity products, can be lengthy, complex, and difficult. In addition, the Company transitioned the manufacturing of its high capacity products to MKE during the first half of fiscal 1997, and MKE has only recently begun volume production of such high-capacity products. In the event that the Company is unable to obtain additional customer qualifications for new products in a timely manner, or at all, or in the event that MKE is unable to continue to manufacture such products in volume and with consistent high quality, the Company would be materially adversely affected.

There can be no assurance that the Company will be successful in the development and marketing of any new products and components in response to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and components; or that the Company's new products and components will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, technological advances in magnetic, optical or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's products.

Further, the Company's new products and components are subject to significant technological risks. If the Company experiences delays in the commencement of commercial shipments of new products or components, the Company could experience delays or loss of product sales. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company would be materially adversely affected.

Customer Concentration. In addition to the information storage industry and the Company's customer base being concentrated, the customers generally are not obligated to purchase any minimum volume of the Company's products, and the Company's relationships with its customers are generally terminable at will by its customers.

Sales of the Company's desktop products, which comprise a majority of its overall sales, were concentrated with several key customers in fiscal 1997 and 1996. Sales to the top five customers of the Company represented 38% and 44% of total sales in fiscal 1997 and 1996, respectively. In addition, the Company is unable to predict whether or not there will be any significant change in demand for any of its customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss of or delays in orders, the Company could be materially adversely affected.

Fluctuation in Product Demand. Fluctuation in demand for the Company's products generally results in fluctuations in the Company's operating results. Demand for computer systems-especially in the PC market segment, where the Company derives a significant amount of its disk drive sales-has historically been subject to significant fluctuations. Such fluctuations in end-user demand have in the past, and may in the future, result in the deferral or cancellation of orders for the Company's products, each of which could have a material adverse effect on the Company. During the past several years, there has been significant growth in the demand for PCs, a portion of which represented sales of PCs for use in the home. However, many analysts predict that future growth may be at a moderately slower rate than the rate experienced in recent years.

Sales of tape drives and tape drive-related products, although a less significant component of sales for the Company than sales of disk drive products, have tended to be more stable. The Company has experienced longer product cycles for its tape drives and tape drive-related products, compared with the short product cycles of disk drive products. However, there is no assurance that this trend will continue.

The Company could experience decreases in demand for its products in the future, which could have a material adverse effect on the Company.

The hard disk drive industry has also been subject, from time to time, to seasonal fluctuations in demand. The Company has typically experienced relatively flat demand in the quarter ending September 30 compared with the quarter ending June 30, and increasing demand throughout the quarters ending December 31 and March 31. The Company's shipments tend to be highest in the third month of each quarter, and failure by the Company to complete shipments in the final month could adversely affect the Company's operating results for that quarter.

Intellectual Property Matters. From time to time, the Company is approached by companies and individuals alleging Quantum's need for a license under patented technology that Quantum assertedly uses. If required, there can be no assurance that licenses to any such technology could be obtained or obtained on commercially reasonable terms. Adverse resolution of any intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products. In addition, the costs of engaging in such litigation may be substantial, regardless of the outcome.

Trends and Uncertainties More Specific to Quantum

There are certain trends and uncertainties that relate more specifically to Quantum and are not necessarily indicative of the information storage industry as a whole. These trends and uncertainties include dependence on MKE for the manufacture of the disk drives that Quantum develops and markets, costs associated with the MR recording head development and manufacture, the recently announced recording heads joint venture with MKE, dependence on suppliers, component shortages, future capital needs, warranty costs, foreign manufacturing, and price volatility of

Quantum common stock. For information regarding litigation refer to Note 13 of the Notes to Consolidated Financial Statements.

Dependence on MKE Relationship. Quantum is dependent on MKE for the manufacture of its disk drive products. Approximately 81% of the Company's fiscal 1997 sales were derived from products manufactured by MKE. The transition of the manufacturing of the Company's high-capacity products to MKE in fiscal 1997 has resulted in an increased dependence on MKE. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

The Company's dependence on MKE entails, among others, the following principal risks:

      Quality and Delivery. The Company relies on MKE's ability to bring new products rapidly to volume production at low cost, to meet the Company's stringent quality requirements, and to respond quickly to changing product delivery schedules from the Company. This requires, among other things, close and continuous collaboration between the Company and MKE in all phases of design, engineering, and production. The Company's business and financial results would be adversely affected if products manufactured by MKE fail to satisfy the Company's quality requirements or if MKE is unable to meet the Company's delivery commitments. In the event MKE is unable to satisfy Quantum's production requirements, the Company would not have an alternative manufacturing source to meet the demand without substantial delay and disruption of the Company's operations. As a result, the Company would be materially adversely affected.

      Volume and Pricing. MKE's production schedule is based on the Company's forecasts of its product purchase requirements, and the Company has only limited rights to modify short-term purchase orders issued to MKE. Further, the demand in the desktop business is inherently volatile, and there is no assurance that the Company's forecasts are accurate. In addition, the Company periodically negotiates pricing arrangements with MKE. The failure of the Company to accurately forecast its requirements, which could lead to inventory shortages or surpluses, or the failure to reach pricing agreements reasonable to the Company would have a material adverse effect on the Company.

      Manufacturing Capacity and Capital Commitment. The Company believes that MKE's current and committed manufacturing capacity should be adequate to meet the Company's requirements at least through the end of fiscal 1998. The Company's future growth will require, however, that MKE continue to devote substantial financial resources to property, plant and equipment and working capital to support manufacture of the Company's products, as to which there can be no assurance. In the event that MKE is unable or unwilling to meet the Company's manufacturing requirements, there can be no assurance that the Company would be able to obtain an alternate source of supply. Any such failure to obtain an alternative source would have a material adverse effect on the Company.

MR Recording Heads Development and Manufacturing. Since the fiscal 1995 acquisition of MR recording heads technology as part of the acquisition of certain businesses of the Storage Business Unit of Digital Equipment Corporation, Quantum has made significant efforts to advance the development of its MR recording heads capability. The Company believes that MR head technology, which enables higher capacity per disk than conventional thin-film inductive heads, will replace inductive heads as the leading recording head technology. Although the Company currently obtains the majority of its MR heads from outside sources, the Company believes that by manufacturing MR heads it has developed in-depth knowledge of MR head technology. This knowledge is leveraged in the research, development, and production of disk drive products that utilize MR head technology. In addition, the Company believes that having a captive supply of MR heads lowers the risk of MR head supply shortages that may occur in the future as a result of increased requirements for disk drive products that utilize MR recording heads. However, MR technology is relatively complex and, to date, the Company's manufacturing yields for its MR heads have been lower than would be necessary for cost effective production of MR recording heads.

As discussed in the Strategic Development section, MKE and Quantum agreed to form a joint venture to partner in the research, development, and production of MR heads and technology. Quantum believes that through MKE's manufacturing expertise, the potential of the MR heads operations will be realized to the benefit of both MKE and

Quantum. However, cost-effective production of MR recording heads is not expected to be realized until late fiscal 1998 at the earliest. Until that time, the Company will incur losses based on its pro rata ownership interest in the new joint venture. However, there can be no assurance that the benefits of the joint venture will be realized on a timely basis or at all. There is an additional uncertainty associated with maintaining or increasing the supply of MR recording heads used in the manufacture of disk drives. There are limited alternative sources of supply for MR recording heads. In the event that current sources of MR recording heads, which include Quantum's MR heads operations that will become part of the joint venture, do not meet disk drive production requirements, there can be no assurance that the Company will be able to locate and obtain adequate supplies from alternative sources. A shortage of MR recording heads would materially adversely affect the Company.

Dependence on Suppliers of Components and Sub-Assemblies; Component Shortages. The Company and its manufacturing partner, MKE, are dependent on qualified suppliers for components and sub-assemblies, including recording heads, media, and integrated circuits, which are essential to the manufacture of the Company's products. In connection with certain products, the Company and MKE qualify only a single source for certain components and sub-assemblies, which can magnify the risk of shortages. Component shortages have constrained the Company's sales growth in the past, and the Company believes that the industry will periodically experience component shortages. If such shortages occur, or if the Company experiences quality problems with component suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company.

Future Capital Needs. The information storage business is capital-intensive. Although the Company expects long-term capital requirements related to its involvement in the development and manufacture of MR recording heads to decline as a result of the announced joint venture with MKE, the Company believes that it will need significant additional financial resources over the next several years for capital expenditures, working capital, and research and development, in order to remain competitive in the information storage business. The Company believes that it will be able to fund these capital requirements at least through fiscal 1998. However, if the Company decides to increase its capital expenditures further or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company will require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or will be available on favorable terms. The Company may also require additional capital for other purposes not presently contemplated. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment and research and development expenditures, which could adversely affect the Company.

Warranty. Quantum generally warrants its products against defects for a period of one to five years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. The actual warranty expenditures could have a material unfavorable impact on the Company if the actual rate of unit failure or the cost to repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

Risks Associated with Foreign Manufacturing. Many of the Company's products are currently manufactured outside the United States. As a result, the Company is subject to certain risks associated with contracting with foreign manufacturers, including obtaining requisite United States and foreign governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight rates.

Foreign Exchange Contracts. The Company manages the impact of foreign currency exchange rate changes on certain foreign currency receivables and payables using foreign currency forward exchange contracts. With this approach the Company expects to minimize the impact of changing foreign exchange rates on the Company's net income. However, there can be no assurance that all foreign currency exposures will be adequately managed, and the Company could incur material charges as a result of changing foreign exchange rates. Refer to Note 2 of the Notes to Consolidated Financial Statements for additional information regarding foreign currency forward exchange contracts.

Volatility of Stock Price. The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors; quarterly fluctuations in the operating results of the Company, its competitors, and other technology companies; and general conditions in the computer market may have a significant impact on the market price of the common stock. In particular, if the Company were to report operating results that did not meet the expectations of the analysts, the market price of the common stock could be materially adversely affected.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative information about market risk, refer to Part II, Item 7, Trends and Uncertainties - Foreign Exchange Contracts, and Item 8, Notes 1 and 2 of the Notes to Consolidated Financial Statements.


ITEM 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
                                                                        Page
                                                                        ----
         Financial Statements:
           Report of Ernst & Young LLP, Independent Auditors             22

           Consolidated Statements of Operations for each of the         23
             three years in the period ended March 31, 1997

           Consolidated Balance Sheets at March 31, 1997 and 1996        24

           Consolidated Statements of Cash Flows for each of the         25
             three years in the period ended March 31, 1997

           Consolidated Statements of Shareholders' Equity for           26
             each of the three years in the period ended
             March 31, 1997

           Notes to Consolidated Financial Statements                    27

         Financial Statement Schedules:
           Schedule II - Valuation and Qualifying Accounts               52


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders Of
Quantum Corporation

We have audited the accompanying consolidated balance sheets of Quantum Corporation as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    Ernst & Young LLP


Palo Alto, California
April 28, 1997

                               QUANTUM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands except per share data)             Year ended March 31,
                                      ------------------------------------------
                                          1997          1996           1995
                                      ------------------------------------------

Sales                                 $ 5,319,457    $ 4,422,726    $ 3,367,984
Cost of sales                           4,550,716      3,880,309      2,804,271
                                      -----------    -----------    -----------

                                          768,741        542,417        563,713
Operating expenses:
  Research and development                291,332        239,116        169,282
  Sales and marketing                     149,371        142,413        108,290
  General and administrative               86,507         65,145         52,134
  Restructuring and other charges            --          209,122           --
  Purchased research and development
     and in merger costs                     --             --           72,945
                                      -----------    -----------    -----------

                                          527,210        655,796        402,651
                                      -----------    -----------    -----------

Income (loss) from operations             241,531       (113,379)       161,062
Interest and other income, net              7,047          8,462          7,258
Interest expense                          (47,882)       (36,421)       (23,015)
                                      -----------    -----------    -----------

Income (loss) before income taxes         200,696       (141,338)       145,305
Income tax provision (benefit)             52,181        (50,882)        63,714
                                      -----------    -----------    -----------

Net income (loss)                     $   148,515    $   (90,456)   $    81,591
                                      ===========    ===========    ===========

Net income (loss) per share:
  Primary                             $      1.21    $     (0.87)   $      0.86
                                      ===========    ===========    ===========
  Fully diluted                       $      1.03    $     (0.87)   $      0.76
                                      ===========    ===========    ===========

Common and common equivalent shares:
  Primary                                 123,144        103,682         94,638
                                      ===========    ===========    ===========
  Fully diluted                           154,693        103,682        118,076
                                      ===========    ===========    ===========


See accompanying notes to consolidated financial statements.


                               QUANTUM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)                                          March 31,
                                                                               ---------------------------
                                                                                   1997          1996
                                                                               ---------------------------
Assets
  Current assets:
     Cash and cash equivalents                                                 $    345,125   $    164,752
     Accounts receivable, net of allowance for doubtful
        accounts of $10,610 in 1997 and $10,497 in 1996                             887,477        711,107
     Inventories                                                                    252,802        459,538
     Deferred taxes                                                                 122,899        109,625
     Other current assets                                                            80,116         81,472
                                                                               ------------   ------------
  Total current assets                                                            1,688,419      1,526,494

  Property, plant, and equipment, less accumulated
     depreciation                                                                   407,206        364,111
  Purchased intangibles, less accumulated amortization                               42,131         66,313
  Other assets                                                                       20,507         18,437
                                                                               ------------   ------------
                                                                               $  2,158,263   $  1,975,355
                                                                               ============   ============
Liabilities and Shareholders' Equity
  Current liabilities:
     Accounts payable                                                          $    502,069   $    498,829
     Accrued warranty expense                                                        94,989         62,289
     Accrued compensation                                                            63,093         45,439
     Income taxes payable                                                            31,153         40,994
     Accrued restructuring and exit costs                                             5,983        115,537
     Current portion of long-term debt                                               44,229          4,125
     Other accrued liabilities                                                       74,062         53,929
                                                                               ------------   ------------
  Total current liabilities                                                         815,578        821,142

  Deferred taxes                                                                     33,587         11,232
  Convertible subordinated debt                                                     241,350        374,283
  Long-term debt                                                                    177,668        223,875
  Commitments and contingencies (Notes 13 and 14)

  Redeemable Preferred Stock, Series B, $.01 par value; 90,000 shares
      issued; $10,000 aggregate involuntary liquidation value                         3,888           --

  Shareholders' equity:
     Preferred stock, $.01 par value; authorized:
        4,000,000 shares; 90,000 redeemable shares issued                              --             --
     Common stock, $.01 par value; authorized:
        500,000,000 shares (including a 350,000,000  increase to the authorized amount effective April 1997); issued and outstanding:
        130,864,454 in 1997 and 108,391,344 in 1996 (including the effect of
        a two-for-one stock split effective June 1997)                                1,308          1,082
     Capital in excess of par value                                                 458,492        265,864
     Retained earnings                                                              426,392        277,877
                                                                               ------------   ------------
  Total shareholders' equity                                                        886,192        544,823
                                                                               ------------   ------------
                                                                               $  2,158,263   $  1,975,355
                                                                               ============   ============

See accompanying notes to consolidated financial statements

                               QUANTUM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                   Year ended March 31,
                                                        ------------------------------------
                                                           1997         1996        1995
                                                        ------------------------------------
Cash flows from operating activities:
  Net income (loss)                                     $ 148,515    $ (90,456)   $  81,591
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operations:
     Restructuring and other charges                         --        208,571       67,184
     Gain on sale of equity investment                       --         (3,844)        --
     Depreciation                                          96,477       68,381       38,627
     Amortization                                          27,959       28,727       14,685
     Deferred taxes                                         9,081      (54,339)        --
     Compensation related to stock incentive plans          2,391        1,414         --
     Changes in assets and liabilities:
        Accounts receivable                              (176,370)    (216,499)    (173,511)
        Inventories                                       206,736     (188,444)      16,085
        Accounts payable                                    3,240      144,547       87,928
        Income taxes payable                               (9,841)     (26,430)      17,566
        Accrued warranty expense                           32,700        5,463        1,384
        Other assets and liabilities                      (28,189)     (41,198)       9,517
                                                        ---------    ---------    ---------

Net cash provided by (used in) operating activities       312,699     (164,107)     161,056
                                                        ---------    ---------    ---------

Cash flows from investing activities:
  Purchases of marketable securities                         --           --       (105,474)
  Purchase of equity securities/minority interest          (6,132)        --           --
  Proceeds from sales and maturity of
     marketable securities                                   --           --        217,982
  Investment in property and equipment                   (174,977)    (211,602)    (128,170)
  Proceeds from disposition of property and equipment       9,665
  Proceeds from sale of equity investment                    --          5,875         --
  Proceeds from sale of distribution subsidiary              --          5,276         --
  Purchase of Digital Equipment's Data Storage               --           --       (285,171)
                                                        ---------    ---------    ---------
Business

Net cash provided by (used in) investing activities      (171,444)    (200,451)    (300,833)
                                                        ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from long-term credit facilities               330,091      393,000      220,500
  Proceeds from mortgage loan                              42,105         --           --
  Principal payments on short-term note                      --           --        (70,000)
  Principal payments on long-term credit facilities      (378,339)    (330,000)     (55,500)
  Proceeds from issuance of common stock                   45,261       37,207       14,999
  Proceeds from issuance of convertible
     subordinated notes                                      --        241,350         --
                                                        ---------    ---------    ---------

Net cash provided by financing activities                  39,118      341,557      109,999
                                                        ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents          180,373      (23,001)     (29,778)

Cash and cash equivalents at beginning of year            164,752      187,753      217,531
                                                        ---------    ---------    ---------

Cash and cash equivalents at end of year                $ 345,125    $ 164,752    $ 187,753
                                                        =========    =========    =========

Supplemental disclosure of cash flow information:
    Conversion of debentures                            $ 132,893    $  79,567         --
                                                        =========    =========    =========
    Note received on disposition of property and
          equipment                                     $  18,000
                                                        =========
    Issuance of redeemable preferred stock as part of   $   3,888         --           --
                                                        =========    =========    =========
         minority interest acquisition
    Issuance of note for acquisition of
        Digital Equipment's Data Storage Business            --           --      $  70,000
                                                        =========    =========    =========
    Cash paid during the year for:
        Interest                                        $  48,500    $  32,768    $  21,113
                                                        =========    =========    =========
        Income taxes                                    $   5,663    $  29,789    $  47,310
                                                        =========    =========    =========

See accompanying notes to consolidated financial statements.
                                                                              25


                               QUANTUM CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Common Stock       Capital
                                          -------------------   in excess     Retained
(In thousands)                             Shares     Amount   of Par Value   Earnings      Total
                                          ----------------------------------------------------------

Balances at March 31, 1994                 89,208   $     892   $ 123,638    $ 286,742    $ 411,272

Shares issued under employee
  stock purchase plan                       1,738          18       8,266         --          8,284
Shares issued under employee
  stock option plans, net                   1,382          12       6,703         --          6,715
Tax benefits related to stock
  option plans                               --          --         1,625         --          1,625
Net income
                                             --          --          --         81,591       81,591
                                          ----------------------------------------------------------

Balances at March 31, 1995                 92,328         932     140,232      368,333      509,487

Conversion of subordinated debentures       8,768          88      77,732         --         77,820
Shares issued under employee
  stock purchase plan                       2,676          26      15,952         --         15,978
Shares issued under employee
  stock option plans, net                   4,620          46      21,988         --         22,034
Compensation expense                         --          --         1,414         --          1,414
Tax benefits related to stock
  option plans                               --          --         8,546         --          8,546
Net loss
                                             --          --          --        (90,456)     (90,456)
                                          ----------------------------------------------------------

Balances at March 31, 1996                108,392       1,082     265,864      277,877      544,823

Conversion of subordinated debentures      14,644         146     131,118         --        131,264
Shares issued under employee
  stock purchase plan                       3,216          32      17,370         --         17,402
Shares issued under employee
  stock option plans, net                   4,612          48      27,811         --         27,859
Compensation expense and other               --          --         5,299         --          5,299
Tax benefits related to stock
  option plans                               --          --        11,030         --         11,030
Net income
                                             --          --          --        148,515      148,515

                                          =========================================================
Balances at March 31, 1997                130,868   $   1,308   $ 458,492    $ 426,392    $ 886,192
                                          =========================================================

See accompanying notes to consolidated financial statements.

                               QUANTUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Summary of Significant Accounting Policies

Nature of Business: Quantum Corporation ("Quantum" or the "Company"), operating in a single business segment, designs, develops, and markets information storage products, including high-performance, high-quality hard disk drives, half-inch cartridge tape drives, tape drive-related products, and solid state disk drives. The half-inch cartridge tape drives and solid state disk drives are manufactured by the Company. Quantum is also involved in the design, development, and manufacture of magnetoresistive ("MR") recording heads that are used in the Company's hard disk drives, which are manufactured by the Company's exclusive manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan (refer to Note 18 of the Notes to Consolidated Financial Statements).

Quantum's products meet the storage requirements of workstations, network servers, disk arrays, high-end to entry-level desktop personal computers, and minicomputers. The Company markets its products directly to major original equipment manufactures (OEMs) and through a broad range of distributors, resellers, and systems integrators worldwide.

Accounting Policies: The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles.

Financial Statement Presentation: The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to current presentation.

The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. These estimates are based on information available as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Revenue Recognition: Revenue from sales of products is recognized on shipment to customers, with provision made for estimated returns.

Foreign Currency Translation and Transactions: Assets, liabilities, and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of the Company's material foreign operations, the functional currency is the U.S. Dollar. Although over half of the Company's sales are made to customers in non-U.S. locations and all of the Company's hard disk drive products are manufactured in Japan, Singapore and Ireland by MKE, a majority of the Company's material transactions are denominated in U.S. dollars. Accordingly, the application of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," to the Company's historical financial statements has resulted in transaction or translation gains or losses that are immaterial to the Company's consolidated financial statements for any year presented. The effect of foreign currency exchange rate fluctuations on cash flows was also immaterial for the years presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income.

Foreign Exchange Contracts: The effect of foreign currency rate changes on the remeasurement of certain assets and liabilities denominated in a foreign currency are managed using foreign currency forward exchange contracts. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method. Foreign currency forward exchange contracts are carried on the balance sheet at fair value, with changes in that value recognized in other income.

Net Income (Loss) Per Share: Net income (loss) per share amounts are computed by dividing income or loss amounts by the weighted average of common and common equivalent shares (when dilutive) outstanding during the period. Primary net income per share computations for fiscal 1997 and 1995 were computed based on weighted average shares outstanding, including the dilutive impact of common stock equivalents, which consist of outstanding stock options. Net income per share computed on a fully diluted basis for fiscal 1997 and 1995 assumes conversion of the Company's outstanding convertible subordinated debentures. The primary and fully diluted net loss per share in fiscal 1996 was computed based on the Company's simple weighted average shares outstanding for the fiscal year, as the impact of stock options and convertible subordinated debt was anti-dilutive.

During fiscal 1997, convertible subordinated debentures were converted into 14,644,000 shares of Common Stock. Had the debentures converted as of April 1, 1996, primary earnings per share for fiscal 1997 would have been $1.12.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted in the Company's fiscal quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced by basic earnings per share, for which the dilutive effect of stock options will be excluded. Under Statement 128, basic earnings per share will exceed previously computed primary earnings per share in periods with net income. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

Cash Equivalents and Marketable Securities: The Company considers all highly liquid debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents.

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with material unrealized gains and losses reported in shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income along with interest earned. Realized gains or losses and declines in value judged to be other-than-temporary on available-for-sale securities are reported as investment income or investment expense. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk: The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains reserves for potential credit losses, and such losses have historically been within management's expectations.

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

Inventories: Inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant, and Equipment: Property, plant, and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for machinery, equipment, furniture, and leasehold improvements; and twenty-five years for buildings) or the lease term.

Purchased Intangibles: Purchased intangible assets were acquired as a result of acquisitions recorded using the purchase method of accounting. Under this method of accounting, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values at consummation. The Company's purchased intangible assets include completed technology, work force in place, a supply agreement, and customer lists. The assets are being amortized over their estimated useful lives, which range from three to ten years. The accumulated amortization at March 31, 1997 and 1996, was $60.9 million and $39.8 million, respectively. Intangible assets are reviewed for impairment whenever events or circumstances indicate an impairment might exist, or at least annually.

Warranty Expense: The Company generally warrants its products against defects for a period of one to five years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped and revenue recognized.

Advertising Expense: The Company accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising expense for the years ended March 31, 1997, 1996 and 1995, was $35.2 million, $25.1 million, and $19.8 million, respectively.

Stock-Based Compensation: Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which was effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes the financial accounting and reporting standards for stock-based compensation plans. The Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations (APB Opinion No. 25), as SFAS No. 123 permits, and to follow the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123.

Risks and Uncertainties: The Company's business entails a number of risks. As is typical in the disk drive industry, a significant portion of the Company's customer base is concentrated with a small number of OEMs, and the Company is not able to predict whether there will be any significant change in the demand for its customers' products. The loss of any one of the Company's more significant customers could have a material adverse effect on the Company's results of operations. A limited number of disk and tape drive storage products make up a significant majority of the Company's sales, and due to rapid technological change in the industry, the Company's future depends on its ability to develop and successfully introduce new products. Quantum utilizes a third party, MKE, to manufacture a substantial majority of the products it sells. The Company relies on MKE's ability to bring new products rapidly to volume production and to meet stringent quality standards. MKE manufactures Quantum's drives in Japan, Singapore, and Ireland. If MKE were unable to satisfy Quantum's production requirements, the Company would not have an alternative source to meet the demand for its products without substantial delay and disruption to its operations. The actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if the actual rate of unit failure or the cost to repair a unit is greater than what the Company has used in estimating the warranty expense accrual. In addition, the Company is also subject to legal proceedings and claims that arise in the ordinary course of its business (refer to Note 13 of the Notes to Consolidated Financial Statements).


Note 2: Financial Instruments

Available-for-sale securities

The following is a summary of available-for-sale securities, all of which are classified as cash equivalents:

                                                              March 31, 1997                March 31, 1996
                                                    -------------------------------- ----------------------------
                                                     Amortized          Fair           Amortized          Fair
(In thousands)                                         Cost             Value            Cost             Value
--------------------------------------------------- ---------------- --------------- ---------------- -----------
Corporate commercial paper and bank notes            $ 25,338         $ 25,338         $ 48,766         $ 48,766
U.S. Treasury securities and obligations of
     U.S. government agencies                          25,455           25,455            2,499            2,499
Other                                                      83               83              175              175
                                                     --------         --------        --------         --------
                                                     $ 50,876         $ 50,876         $ 51,440         $ 51,440
                                                     --------         --------        --------         --------

The difference between the amortized cost of available-for-sale securities and fair value was immaterial at March 31, 1997 and 1996, and therefore no gross unrealized gains or losses were recorded in shareholders' equity. The estimated fair value of available-for-sale securities is based on market quotations. There were no sales of available-for-sale securities in fiscal 1997 or 1996. At March 31, 1997, the average available-for-sale portfolio duration was approximately 15 days and the securities had maturities of 90 days or less.

Derivative financial instruments

Trading
During the periods covered by the financial statements, the Company has not used any derivative financial instrument for trading purposes.

Interest Rate Management
During the periods covered by the financial statements, the Company has not used derivative financial instruments to manage interest rate fluctuations related to interest-bearing investments or borrowings.

Foreign Exchange - Firm Commitments & Anticipated Transactions
During the periods covered by the financial statements, the Company has not utilized derivative financial instruments to manage either foreign currency firm commitments or anticipated foreign currency transactions.

Foreign Exchange - Asset and Liability Management
During the periods covered by the financial statements, the Company utilized foreign currency forward exchange contracts to manage the effects of foreign currency remeasurement arising from certain assets and liabilities denominated in a foreign currency. The gains and losses from market rate changes on these contracts, which are intended to offset the gains and losses on certain foreign currency denominated assets and liabilities, are recorded monthly in other income.

The following is a summary of foreign currency forward contracts held for asset and liability management purposes:

                                                    March 31,
                                         ------------------------------------
(In millions except for forward rates)       1997               1996
                                         ------------------------------------

Currency to be sold                        Yen                Yen
Maturity dates                             April-May 1997     April-May 1996
Foreign currency notional amount            3,300 yen          3,700 yen
Weighted average forward rate              122.22             102.21
U.S. dollar notional amount                 $27.0              $36.2
U.S. dollar equivalent                      $26.5              $34.5
Fair value                                  $ 0.5              $ 1.7

The fair values for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying yen at the balance sheet dates. The Company generally does not require collateral from the counterparties to foreign currency forward contracts.

Carrying amount and fair values of financial instruments

The carrying values of cash and cash equivalents and accounts receivable are deemed to be reasonable estimates of their fair values.

The estimated fair value of the Company's borrowings are summarized as follows:
                                                                             March 31,
                                             --------------------------------------------------------------------------
(In millions)                                             1997                                      1996
                                             --------------------------------------------------------------------------
                                                Carrying         Fair                    Carrying          Fair
                                                 Amount          Value                    Amount           Value
                                                 ------          -----                    ------           -----

  Convertible subordinated debt                 $ 241.4         $ 433.8                 $  374.3         $  387.7
  Revolving credit line                           110.0           110.0                    210.0            210.0
  Term loan                                        56.3            56.3                      -                -
  Mortgage loan                                    41.8            41.3                      -                -
  Equipment loan                                   13.9            15.2                     18.0             18.0

The fair values for the convertible subordinated debt are based on the quoted market price at the balance sheet dates. Fair values for the revolving credit agreement and term loan approximate their carrying amounts, since interest rates on these borrowings are adjusted periodically to reflect market interest rates. The fair value of the mortgage and equipment loans were based on the estimated present value of the remaining payments, utilizing risk-adjusted market interest rates of similar instruments at the balance sheet date.


Note 3: Inventories

Inventories consisted of:

(In thousands)                                         March 31,
                                         ---------------------------------------
                                               1997                 1996
                                         ---------------------------------------

Materials and purchased parts                $   39,898            $ 119,984
Work in process                                  48,005               98,591
Finished goods                                  164,899              240,963
                                             ----------           ----------

                                              $ 252,802            $ 459,538
                                              =========            =========

Note 4: Property, Plant and Equipment

Property, plant and equipment consisted of:

(In thousands)                                               March 31,
                                                 -------------------------------
                                                     1997              1996
                                                 -------------------------------

Machinery and equipment                             $ 446,677         $ 343,109
Furniture and fixtures                                 27,453            22,113
Buildings and leasehold improvements                  151,418           152,749
Land                                                    8,349             7,474
                                                   -----------       -----------
                                                      633,897           525,445
Less accumulated depreciation and amortization       (226,691)         (161,334)
                                                   -----------       -----------
                                                   $  407,206         $ 364,111
                                                   ==========         =========

Note 5: Credit Agreements

The Company has a one-year $85 million unsecured Letter of Credit facility with certain banks to issue standby letters of credit to MKE and its affiliates, which expires in September 1997. As of March 31, 1997, there was no outstanding balance under this letter of credit facility.


Note 6: Long-Term Debt

The Company has a senior credit facility that includes a $325 million revolving credit line that expires in September 1998, and in August 1996, the Company obtained a $75 million term loan under this credit facility. The revolving credit line is governed by a borrowing base of eligible accounts receivable and inventory. The senior credit facility is secured by all the Company's domestic assets and 66% of the Company's ownership of certain of its subsidiaries. Borrowings under the senior credit facility, at the option of the Company, bear interest at either LIBOR plus a margin or a base rate with option periods of one to six months.

The term loan began to amortize on December 31, 1996, and the outstanding $56.3 million balance as of March 31, 1997, continues to amortize over six remaining quarterly payments. As of March 31, 1997, outstanding borrowings under the revolving credit line were $110 million with a weighted average interest rate of 7.8%. The maximum amount outstanding during the year under the senior credit facility was $385 million and the average amount outstanding for the year was approximately $281 million. The total weighted average interest rates on the bank debt for the years ended March 31, 1997 and 1996, were 7.7% and 8.3%, respectively. Financial covenants related to the senior credit facility include but are not limited to an operating profitability ratio, quick ratio, and leverage ratio. The Company's debt agreement currently prohibits the Company from paying dividends while the debt is outstanding.

In February 1996, the Company issued approximately $241 million of 5% convertible subordinated notes (the "Notes") in a privately placed offering. The Notes are due March 1, 2003, and are subordinated to all existing and future senior indebtedness of the Company. Each Note is convertible at the option of the holder into the Company's common stock at a conversion price of $11.16 per share. The Notes are redeemable at the Company's option on or after March 3, 1998, and prior to March 3, 2000, under certain conditions related to the price of the Company's common stock. Subsequent to March 3, 2000, the Notes are redeemable at the Company's option at any time. Redemption prices range from 103.571% of the principal to 100% at maturity.

In March 1996, the Company entered into an $18 million term loan facility to finance certain capital equipment. The facility amortizes over three years at a fixed interest rate of 7.63% and payments are made on a quarterly basis.
The facility is secured by specified capital equipment.

In September 1996, the Company entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years, with monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term. The debt is secured by specified real estate.

In December 1996, the Company called for redemption of all of the Company's outstanding 6 3/8% convertible subordinated debentures due April 1, 2002, at a redemption price of $1,057.38 per $1,000 principal amount of debenture. At the time of the call for redemption, approximately $93 million of these debentures were outstanding. Holders of the debentures exercised their option to convert debentures held into 10,216,964 shares of the Company's common stock at a conversion price of approximately $9.08 per share. The Company redeemed $40,000 of principal amount of debentures for $42,295 which includes redemption premium and accrued interest.

Payments required on long-term debt outstanding at March 31, 1997, are $44.2 million in fiscal 1998, $136 million in fiscal 1999, $2.7 million in fiscal 2000, $1.1 million in fiscal 2001, $1.3 million in fiscal 2002 and $36.6 million thereafter.


Note 7: Redeemable Preferred Stock and Acquisition of Minority Interest In Quantum Peripherals Colorado, Inc.

In February 1997, the company issued 90,000 shares of Redeemable Convertible Participating Series B Preferred Stock in conjunction with the acquisition of the 19% minority ownership interest in Quantum Peripherals Colorado, Inc. ("QPC"), a consolidated subsidiary involved in the development and manufacture of recording heads. The Series B preferred shares are manditorily redeemable for $111.11 per share, plus declared but unpaid dividends, in the event of voluntary or involuntary liquidation, dissolution, change in control, or sale of all or substantially all the assets of the Company. Holders of the Series B preferred shares have liquidation preference senior to that of holders of the Company's common stock. Each Series B preferred share will convert to two shares of the Company's common stock, adjusted for certain common stock actions, upon the earlier to occur of 1) the Company's common stock closing at $35.00 per share, adjusted for certain common stock actions, 2) April 1, 1999, or 3) written notice of the holders of a majority of outstanding Series B preferred shares. The holders of Series B preferred shares ratably participate on an as-if-converted basis with holders of common stock, in declared cash and in-kind dividends. The Series B preferred shares are nonvoting.

The QPC minority ownership interest was acquired in exchange for $3.4 million and the issuance of the 90,000 shares of Series B preferred shares, which were valued at $3.9 million as of the issuance date. The acquisition was recorded using the purchase method of accounting. Under this method of accounting, the purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values at consummation. The entire purchase price was assigned to purchased intangibles that were assigned a four-year life.


Note 8:  Stock Incentive Plans

Long-Term Incentive Plan: The Company has a Long-Term Incentive Plan (the "Plan") that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as "options"). The Plan has available and reserved for issuance 11.8 million shares and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 1997, were 1,240,000 shares. Options under the Plan expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plan generally vests over two to three years. In fiscal 1997 and 1996, the Company recorded compensation expense of $1,916,000 and $899,000, respectively, related to restricted stock granted pursuant to stock purchase rights under the Plan. The number of shares of restricted stock granted under the Plan were 354,290 and 596,000, in fiscal 1997 and 1996, respectively, at a weighted average exercise price of $.01.

Stock Option Plans: The Company has Stock Option Plans (the "Plans") under which an aggregate of 6.4 million shares of common stock have been reserved for future issuance. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value, and accordingly no compensation accounting has been required at the original date of grant. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years. At March 31, 1997, options with respect to 600,000 shares were available for grant.

Stock Option Summary Information:  A summary of activity relating to the Long-Term Incentive Plan and the Stock
Option Plans follows:
                                                               Year ended March 31,
                                  --------------------------------------------------------------------------------
                                                  1997                                      1996
                                  --------------------------------------------------------------------------------
                                      Options        Weighted-Avg.              Options        Weighted-Avg.
                                      (000's)        Exercise Price             (000's)        Exercise Price
                                      -------        --------------             -------        --------------
Outstanding beginning of period       16,746             $ 6.75                 16,104             $ 5.71
Granted                                5,850             $ 8.59                  6,528             $ 7.90
Canceled                              (1,564)            $ 7.94                 (1,252)            $ 6.85
Exercised                             (4,678)            $ 5.97                 (4,634)            $ 4.76
                                      -------                                   -------
Outstanding end of period             16,354             $ 7.52                 16,746             $ 6.75
                                      ======                                    ======

Exercisable end of period              8,514             $ 6.53                  8,214             $ 5.92
                                       =====                                     =====

The range of exercise prices for options outstanding at March 31, 1997 was $0.01 to $20.19. Compensation expense of $475,000 and $525,000 was recorded in fiscal 1997 and 1996, respectively, on accelerated stock options under the Plans.

The following tables summarize  information  about options  outstanding at March
31, 1997:
                                                          Outstanding Options
                                ----------------------------------------------------------------------------
                                 Shares Outstanding        Weighted-Average
                                 at March 31, 1997             Remaining             Weighted-Average
Range of Exercise Prices              (000's)              Contractual Life           Exercise Price
------------------------------- ------------------------- ------------------------ -------------------------
$0.01 - $6.44                           6,152                         5.44                  $5.35
$6.88 - $7.82                           5,794                         8.48                  $7.43
$7.85 - $20.19                          4,408                         8.98                  $10.67
                                ------------------------- ------------------------ -------------------------

                                        16,354                        7.47                  $7.52
                                        ======


                                             Options Exercisable
                                ------------------------------------------------
                                  Shares Exercisable
                                  at March 31, 1997         Weighted-Average
Range of Exercise Prices              (000's)                Exercise Price
------------------------------- ------------------------ -----------------------
$0.01 - $6.44                          5,396                      $5.35
$6.88 - $7.82                          2,004                      $7.49
$7.85 - $20.19                         1,114                      $10.07
                                ------------------------ -----------------------
                                       8,514                      $6.53
                                       =====

Expiration dates ranged from May 30, 1997 to March 19, 2007 for options outstanding at March 31, 1997. Prices for options exercised during the two-year period ended March 31, 1997, ranged from $0.01 to $13.94. Proceeds received by the Company from exercises are credited to Common Stock and capital in excess of par value.

Stock Purchase Plan: The Company has an employee stock purchase plan (the "Purchase Plan") that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 17 million shares authorized to be issued under the plan, 1,574,000 shares were available for issuance at March 31, 1997. Employees purchased 3,216,000 and 2,676,000 shares under the Purchase Plan in fiscal 1997 and 1996, respectively. The weighted average exercise price of stock purchased under the Purchase Plan was $5.41 and $5.98 in fiscal 1997 and 1996, respectively.

Pro forma information: Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Long-Term Incentive Plan, Stock Option Plans, and the Stock Purchase Plan, collectively called "options") granted subsequent to March 31, 1995, under the fair value method of that statement.

The fair value of options  granted in fiscal  1997 and 1996  reported  below has been estimated at the date of grant using a  Black-Scholes  option pricing model with the following weighted average assumptions:
                                Long-Term Incentive Plan and
                                     Stock Option Plans                     Stock Purchase Plan
                             --------------------------------------- ---------------------------------------
                              Fiscal 1997         Fiscal 1996         Fiscal 1997         Fiscal 1996
---------------------------- ------------------- ------------------- ------------------- -------------------
Option life (in years)            2.9                 2.8                 0.8                 1.1
Risk-free interest rate           6.0%                6.7%                6.0%                6.7%
Stock price volatility            .50                 .50                 .50                 .50
Dividend yield                     -                   -                   -                   -

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the options.

The following is a summary of weighted average grant date fair values:
                                                            Weighted Average Grant Date Fair Value
                                                       -----------------------------------------------
                                                            Fiscal 1997                Fiscal 1996
                                                       -------------------------- --------------------
Options granted under the Long-Term Incentive
     Plan and Stock Option Plans                              $ 3.67                     $ 3.30

Restricted stock granted under the Long-Term
     Incentive Plan                                           $14.28                     $10.70

Shares granted under the Stock Purchase Plan                  $ 2.46                     $ 2.66

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma net income and earnings per share follows:

                                           Year Ended March 31
                                     ------------------------------------
                                         1997               1996
                                     ------------------ -----------------
Net income (In thousands)              $ 132,678        $ (101,600)
                                       =========        ===========

Net income (loss) per share:
     Primary                           $    1.08        $    (0.98)
                                       =========        ===========
     Fully diluted                     $    0.91        $    (0.98)
                                       =========        ===========


Since pro forma compensation cost relates to all periods over which the options vest, the initial impact on pro forma net income may not be representative of option expense in subsequent years, when the effect of the amortization of multiple awards would be reflected.


Note 9: Common Stock and Shareholder Rights Plan

Effective April 28, 1997, the number of authorized shares of Common Stock increased to 500,000,000 from 150,000,000.

On May 13, 1997, Quantum declared a two-for-one stock split to be effected as a stock dividend of one share of Common Stock for every one share of Common Stock outstanding. New stock was issued in June 1997, to shareholders of record on May 27, 1997. The share and per share amounts reported in the fiscal 1997 Consolidated Financial Statements reflect retroactive recognition of the two-for-one stock split.

The Company has a shareholder rights plan (the "Rights Plan") that provides existing shareholders with the right to purchase 1/200 preferred share for each common share held in the event of certain changes in the Company's ownership. The Rights Plan may serve as a deterrent to takeover tactics that are not in the best interests of shareholders.


Note 10: Restructuring and Other Expenses

In the fourth quarter of fiscal 1996, the Company recorded a restructuring charge of $209 million, pre-tax, associated with the transition of its high-capacity products manufacturing to MKE. As part of the transition, the Company discontinued its manufacture of these products and completed the shut-down of the related facilities in fiscal 1997. The related manufacturing work force was terminated in fiscal 1997. The Company closed, sold, or disposed of certain high-capacity manufacturing facilities and equipment located in Penang, Malaysia; and Milpitas, California, which as of March 31, 1996, were carried at a fair value of approximately $30 million, net of estimated cost to dispose. Facilities sold included the manufacturing building in Malaysia, which was sold in the second quarter of fiscal 1997.

The restructuring charge provided for costs associated with employee termination benefits for over 2,200 employees that were associated with the high-capacity product manufacturing process; the difference between the carrying value and estimated fair value on disposal of high-capacity manufacturing property and equipment; and incremental impairments in the carrying value of certain high-capacity product inventories and losses on supplier commitments arising directly from the decision to stop manufacturing, as follows:

         (In millions)

         Employee termination benefits                                  $ 10
         Write-down of capital assets to fair value                       45
         Write-down of inventories to net realizable value and
            losses on supplier commitments                               144
         Other exit costs                                                 10
                                                                        ----
                                                                        $209
                                                                        ====

The activities contemplated in the transition and related restructuring reserve have been substantially completed at March 31, 1997, without a material change in the estimated cost of such activities. There remains $5,983,000 of accrued exit costs at March 31, 1997.


Note 11: Savings and Investment Plan

Substantially all of the regular domestic employees are eligible to make contributions to the Company's 401(k) savings and investment plan. The Company matches a percentage of the employee's contributions and may also make additional discretionary contributions to the plan. Prior to October 1, 1994, all of the Company's matching contributions were discretionary. Company contributions were $5.2 million in fiscal 1997, $4.0 million in fiscal 1996, and $1.1 million in fiscal 1995.


Note 12: Income Taxes

The income tax provision consists of the following:

(In thousands)                                     Year ended March 31,
                                            --------------------------------
                                              1997        1996        1995
                                            --------------------------------

Federal:   Current                          $ 13,344    $(31,160)   $ 31,896
           Deferred                          (10,289)    (44,686)       (751)
                                            --------    --------    --------
                                               3,055     (75,846)     31,145
                                            --------    --------    --------

State:     Current                             9,669       9,691      19,386
           Deferred                            1,441      (9,691)     (5,571)
                                            --------    --------    --------
                                              11,110        --        13,815
                                            --------    --------    --------

Foreign:   Current                            20,088      24,926      23,528
           Deferred                           17,928          38      (4,774)
                                            --------    --------    --------
                                              38,016      24,964      18,754
                                            --------    --------    --------

Income tax provision (benefit)              $ 52,181    $(50,882)   $ 63,714
                                            ========    ========    ========

The tax benefits associated with nonqualified stock options, disqualifying dispositions of stock options, and employee stock purchase plan shares reduce taxes currently payable as shown above by $11.1 million, $8.5 million, and $1.6 million in fiscal 1997, 1996, and 1995, respectively. Such benefits are credited to capital in excess of par value when realized.


The Company's income tax provision differs from the amount computed by applying the federal statutory rates of 35% to income before income taxes as follows:

(In thousands)                                                              Year ended March 31,
                                                      ------------------------------------------------------------------
                                                              1997                 1996                  1995
                                                      ------------------------------------------------------------------

Tax at federal statutory rate                                 $70,243             $(49,468)             $50,857
State income tax, net of federal benefit                        7,222                    -                8,980
Foreign earnings taxed at less than U.S. rates                (17,169)              (3,545)              (9,447)
Federal valuation allowance                                    (8,431)              (4,855)              13,286
Other items                                                       316                6,986                   38
                                                             --------           ----------           ----------

                                                              $52,181             $(50,882)             $63,714
                                                              =======             =========             =======

Effective tax rate                                                 26%                  36%                  44%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows:

(In thousands)                                                                         Year ended March 31,
                                                                                ------------------------------------
                                                                                      1997              1996
                                                                                ------------------------------------
Deferred tax assets:
  Inventory valuation methods                                                         $ 42,236         $ 56,728
  Accrued warranty expense                                                              53,995            8,768
  Allowance for doubtful accounts                                                       29,597            3,610
  Distribution reserves                                                                  6,821            6,283
  Restructuring reserve                                                                    258           35,776
  Other accruals and reserves not currently deductible for tax purposes                 16,873           11,470
  Depreciation methods                                                                  17,079           21,819
  Amortization methods                                                                  29,275           20,597
  Federal and state valuation allowance                                                 (6,375)         (15,224)
                                                                                     ---------        ---------

                                                                                       189,759          149,827
                                                                                     ---------        ---------
Deferred tax liabilities:
  Foreign inventory valuation methods                                                  (17,912)              --

  Tax on unremitted foreign earnings net of foreign tax credits and
    foreign deferred taxes                                                             (68,435)         (36,619)
  Other                                                                                (14,100)         (14,815)
                                                                                     ---------        ---------

                                                                                      (100,447)         (51,434)

Net deferred tax asset                                                                $ 89,312         $ 98,393
                                                                                     =========        =========

For financial reporting purposes, the Company has provided a valuation allowance for certain deferred tax assets that are expected to reverse over a 15-year period. The Company believes that the valuation allowance is needed to reduce the deferred tax asset to an amount that is more likely than not to be realized. The valuation allowance decreased approximately $1.1 million from fiscal 1995 to fiscal 1996.

Pretax income from foreign operations was $241.2 million, $124.3 million, and $113.6 million for the years ended March 31, 1997, 1996, and 1995, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $248.4 million. The residual U.S. tax liability if such amounts were remitted would be approximately $61 million.

Note 13: Litigation

The Company and certain of its current and former officers and directors have been named as defendants in two class-action lawsuits, one filed on August 28, 1996, in the Superior Court of Santa Clara County, California, and one filed on August 30, 1996, in the U.S. District Court for the Northern District of California. The plaintiffs in both class actions purport to represent a class of all persons who purchased the Company's common stock between February 26, 1996, and June 13, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes by concealing and/or misrepresenting material adverse information about the Company and that individual defendants sold shares of the Company's stock based on material nonpublic information.

In the state court action, on October 23, 1996, the Company filed a demurrer requesting dismissal of the state action, and on November 21, 1996, the Company moved for a determination that the action not be permitted to proceed as a class action. The court sustained the demurrer in large part, and deferred ruling on the motion for determination that the action not proceed as a class action. Plaintiffs recently amended their complaint. Defendants' demurrer to the amended complaint, defendants' motion that the action not proceed as a class action, and plaintiffs' motion for class certification are all set for hearing on June 5, 1997.

In the federal action, plaintiffs' motion for appointment of lead plaintiff was granted on April 4, 1997. Defendants recently filed a motion to dismiss the complaint. The motion to dismiss is currently set for hearing on July 8, 1997.

Certain of the Company's current and former officers and directors have also been named as defendants in a derivative lawsuit, which was filed on November 8, 1996, in the Superior Court of Santa Clara County, California. The derivative complaint is based on factual allegations substantially similar to those alleged in the class-action lawsuits. On April 14, 1997, the court granted defendants' demurrer, and dismissed the complaint in its entirety, with leave to amend. Plaintiffs have not yet filed an amended complaint.

The Company believes that the pending actions are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that these suits will be resolved favorably to the Company or will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

Note 14: Commitments

The Company leases its present facilities under non-cancelable operating lease agreements for periods of up to 15 years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

Rent expense was $26.4 million, $29.7 million, and $18.8 million for the years ended March 31, 1997, 1996, and 1995, respectively.

Future minimum lease payments under operating leases are as follows:

   (In thousands)
   Year ended March 31,

         1998                                                  $  23,570
         1999                                                     23,071
         2000                                                     20,056
         2001                                                     15,257
         2002                                                     13,098
         Thereafter                                               56,314
                                                              ----------
         Total future minimum lease payments                   $ 151,366
                                                              ==========

The Company licenses certain data storage technology that is used in its products. As of March 31, 1997, future payments for the licensing of certain data storage technology are as follows: $8.0 million, $5.7 million, $5.7 million, and $5.7 million to be paid in the fiscal years ending March 31, 1998, 1999, 2000, and 2001, respectively.


Note 15: Business Segment and Foreign Operations

Fiscal 1997                                         Geographic Area
                                        ----------------------------------------
                                                                     Rest of
(In millions)                               U.S.        Europe        World       Corp.     Eliminations      Total
                                        -------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                                $2,557       $2,579        $ 183             -            -        $5,319
Transfers between geographic
  locations                                   301           82           46             -       $ (429)             -
                                         --------    ---------     ----------   ---------      --------    ----------

Total net sales                            $2,858       $2,661        $ 229             -       $ (429)       $5,319
Operating income (loss)                    $   51       $  416        $ (13)        $(212)           -        $  242
Identifiable assets                        $1,162       $  809        $ 150         $  37            -        $2,158


Fiscal 1996                                         Geographic Area
                                        ----------------------------------------
                                                                     Rest of
(In millions)                               U.S.        Europe        World       Corp.     Eliminations      Total
                                        -------------------------------------------------------------------------------

Revenue from unaffiliated
  customers                                $2,141       $2,121        $ 161             -            -        $4,423
Transfers between geographic
  locations                                   461           66            -             -       $ (527)             -
                                         --------    ---------    ---------     ---------       -------    ----------

Total net sales                            $2,602       $2,187        $ 161             -       $ (527)       $4,423
Operating income (loss)                    $ (167)      $  337        $(117)        $(166)           -        $ (113)
Identifiable assets                        $1,163       $  578        $ 189         $  45            -        $1,975


Fiscal 1995                                         Geographic Area
                                        ----------------------------------------
                                                                     Rest of
(In millions)                               U.S.        Europe        World       Corp.     Eliminations      Total
                                        -------------------------------------------------------------------------------

Revenue from unaffiliated
  customers                                $1,596       $1,663         $109             -            -        $3,368
Transfers between geographic
  locations                                   312           75            -             -      $  (387)             -
                                         --------    ---------     --------     ---------      --------    ----------

Total net sales                            $1,908       $1,738         $109             -      $  (387)       $3,368
Operating income (loss)                    $   56       $  294         $ (3)        $(186)           -        $  161
Identifiable assets                        $  917       $  429         $100         $  35            -        $1,481

Quantum, operating in a single business segment, designs, develops, and markets information storage products, including high-performance, high-quality 3.5-inch hard disk drives; economical high-capacity 5.25-inch hard disk drives; half-inch cartridge tape drives and libraries; tape drive-related products; and solid state disk drives. The half-inch cartridge tape drives and libraries and solid state disk drives are manufactured by the Company. Quantum is also involved in the design, development, and manufacture of MR recording heads that are used in the Company's hard disk drives, which are manufactured by the Company's exclusive manufacturing partner, MKE (refer to Note 18 of the Notes to Consolidated Financial Statements).

As a percentage of total sales in fiscal year 1997, 1996, and 1995, half-inch cartridge tape drives and related product sales were 13%, 7% and 3%, respectively. The rest of the sales resulted primarily from shipments of hard disk drives.

One major customer accounted for 11%, 12%, and 16% of consolidated sales in fiscal 1997, 1996, and 1995, respectively. In addition, another customer accounted for 11% of consolidated sales in fiscal 1997, and another accounted for 11% and 12% of consolidated sales in fiscal 1996 and 1995, respectively.

A significant percentage of the Company's sales is made to customers in non-U.S. locations and a majority of the Company's products is manufactured by MKE in Japan, Singapore, and Ireland. Quantum also operates a repair facility in Malaysia, a repair and distribution center in Ireland, and a manufacturing plant in Indonesia. As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight rates.

Export sales for fiscal 1997, 1996, and 1995 were less than 10% of consolidated sales.

Information on operations by geographic area is presented in the preceding tables. Transfers between geographic areas are accounted for at amounts that are generally above cost and are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic location. Operating income (loss) by geographic area does not include an allocation of general corporate expenses.


Note 16: Acquisition of Businesses from Digital Equipment Corporation

In fiscal 1995, Quantum acquired the Hard Disk Drive, Heads, and Tape Drives Businesses of the Storage Business Unit of Digital Equipment Corporation ("the Acquired Businesses"), in a transaction accounted for as a purchase. The operating results of the Acquired Businesses have been included in the consolidated statement of operations from the date of acquisition.

The purchase price which was finalized in the second quarter of fiscal 1996, was $349.5 million.

A recap of finalized purchase price allocation follows (in millions):

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
                                                                   ------
                                                                   $349.5
                                                                   ======

Intangible assets include $79.5 million of completed technology and an aggregate of $26.6 million for work force in place, a supply agreement, and customer lists. Completed technology and work force in place were assigned four- year lives, while the customer base was assigned a ten-year life. The supply agreement was assigned a life equal to the terms of the contractual agreement. Intangible asset amortization totaled $24.0 million, $26.5 million, and $13.4 million in fiscal 1997, 1996, and 1995, respectively. The decline in the intangible asset amortization from fiscal year 1996 to 1997 reflected the fiscal 1997 write-off of high-capacity product manufacturing work force intangible assets against the high-capacity product manufacturing transition restructuring reserve recorded in fiscal 1996 (refer to Note 10 of the Notes to Consolidated Financial Statements).

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
                                                                    -----
                                                                    $34.9
                                                                    =====

The activities contemplated in the $34.9 million accrual for exit costs have been completed at March 31, 1997, without a material change in the estimated cost of such activities.

The $67.2 million allocated to purchased research and development was expensed in fiscal 1995 as required under generally accepted accounting principles.

The unaudited pro forma combined condensed results of operations of the Company for the 12 months ended March 31, 1995, had the acquisition occurred at the beginning of the period and that eliminate the non-recurring charges, are as follows:

(In thousands except per share data)
                                                            Year Ended
Pro Forma                                                 March 31, 1995
-------------------------------------------------        ------------------

Net sales                                                    $3,790,769
Net income (loss)                                            $   75,877
Net income (loss) per share:
   Primary                                                   $     0.80
   Fully diluted                                             $     0.65

The unaudited pro forma results for the 12 months ended March 31, 1995, exclude the effects of the charge for purchased research and development and other in merger costs of $73 million, as such amounts are non-recurring. The pro forma results for the twelve months ended March 31, 1995, reflect intangible asset amortization, depreciation of acquired fixed assets, amortization of loan fees, and interest expense on the new debt related to the acquisition.

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.


Note 17: Unaudited Quarterly Consolidated Financial Data
                                                                         Fiscal 1997
                                        -------------------------------------------------------------------------------
(In thousands except per share data)        1st Quarter         2nd Quarter        3rd Quarter         4th Quarter
                                        -------------------------------------------------------------------------------

Sales                                       $1,153,502          $1,124,144          $1,477,951         $1,563,860
Gross margin                                   141,279             135,478             215,457            276,527
Net income (loss)                                3,843               4,573              52,435             87,664
Net income (loss) per share:
   Primary                                        0.03                0.04                0.43               0.64
   Fully diluted                                  0.03                0.04                0.35               0.56


                                                                         Fiscal 1996
                                        -------------------------------------------------------------------------------
(In thousands except per share data)        1st Quarter         2nd Quarter        3rd Quarter       4th Quarter(i)
                                        -------------------------------------------------------------------------------

Sales                                         $941,316          $1,033,048          $1,215,872         $1,232,490
Gross margin                                   124,489             142,426             113,955            161,547
Net income (loss)                               12,942              22,025              (2,481)          (122,942)
Net income (loss) per share
   Primary                                        0.13                0.20               (0.02)             (1.14)
   Fully diluted                                  0.12                0.19               (0.02)             (1.14)

(i) The results of operations for the fourth quarter in fiscal 1996 included the effect of a $209 million charge related to the transition of manufacturing for the Company's high-capacity products to MKE (refer to Note 10 of the Notes to Consolidated Financial Statements).


Note 18. Subsequent Events - Unaudited

MKE/Quantum Joint Venture

On May 1, 1997, the Company agreed to sell a controlling interest in its recording heads operations (RHO) to MKE. RHO designs, develops, and manufactures MR recording heads used in the Company's disk drive products. The sale will be achieved through MKE acquiring a 51% interest in a new joint venture (JV) entity that will hold the operations, assets, and certain liabilities of RHO. The RHO assets to be transferred to the JV are primarily comprised of inventory, equipment, and intangibles. These assets had an approximately $206 million aggregate carrying value at March 31,1997, and the liabilities totaled approximately $24 million. In addition, the JV will lease certain premises from Quantum, and RHO employees will become employees of the joint venture.

MKE and the Company will share pro rata in the capital requirements, if any, of the JV. The Company plans to continue to utilize all of the recording heads manufactured by the JV in its disk drive products.

Unaudited Pro Forma Information

Giving effect to the above-noted sale transaction as if it had occurred on April 1, 1996, the pro forma effect on the Company's consolidated balance sheet at March 31, 1997, would not have been significant, and net income for fiscal 1997 would have been approximately $180 million or $1.23 per share, fully diluted. This unaudited pro forma information is intended for information purposes only and is not necessarily indicative of the future results of operations of the JV or the results of the Company that would have occurred had the JV arrangement been in effect for the full fiscal year presented.

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


With the exception of the information incorporated in Items 10, 11, 12 and 13 of this Form 10-K Annual Report, the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is not deemed "filed" as part of this Form 10-K Annual Report.


PART IV

ITEM 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as a part of this Report:

       1. Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements at Item 8 on page 24 of this report.

       2.     Exhibits


    Exhibit
    Number
    ------

2.1(a)(1)              Stock and Asset  Purchase  Agreement by and among Quantum
                       Corporation,   Quantum  Peripherals   (Europe)  S.A.  and
                       Digital Equipment Corporation, dated as of July 18, 1994

2.1(b)(1)              Amendment No. 1 dated as of October 3, 1994, to the Stock
                       and  Asset  Purchase   Agreement  by  and  among  Quantum
                       Corporation,   Quantum  Peripherals   (Europe)  S.A.  and
                       Digital Equipment Corporation, dated as of July 18, 1994

2.1(c)(1)              Supplemental  agreement  to the Stock and Asset  Purchase
                       Agreement  by  and  among  Quantum  Corporation,  Quantum
                       Peripherals   (Europe)   S.A.   and   Digital   Equipment
                       Corporation, dated as of July 18, 1994

2.2(1) RMMI Stock Purchase Agreement, dated as of July 18, 1994, among Quantum Corporation, Digital Equipment Corporation and Rocky Mountain Magnetics, Inc

3.1(a)(2)              Certificate of Incorporation of Registrant

3.1(b)(3)              Certificate of Amendment of Certificate of  Incorporation
                       of Registrant

3.2(3)                 By-laws of Registrant, as amended

4.2(5)                 Shareholder Rights Plan

4.3                    Certificate of Designation of Series B Preferred Stock of
                       Registrant

10.7(2)                Registrant's   1984  Incentive   Stock  Option  Plan  and
                       Agreement

10.8(6) Registrant's 1986 Stock Option Plan and Agreement, as amended

10.9(7) Registrant's Employee Stock Purchase Plan and form of Subscription Agreement, as amended

10.10(8) Form of Indemnification Agreement between Registrant and Certain Officers and Directors

10.11(9)               Agreement between Registrant and MKE

10.12(10)(11)          Purchase Agreement between Registrant and MKE

10.13(12)              Lease (dated  October 13, 1989)  between  Registrant  and
                       John  Arrillaga and Richard T. Perry,  Separate  Property
                       Trusts

10.14(13)              Lease (dated  September 17, 1990) between  Registrant and
                       John  Arrillaga and Richard T. Perry,  Separate  Property
                       Trusts

10.15(3) Lease (dated April 10, 1992) between Registrant and John Arrillaga and Richard T. Perry, Separate Property Trusts

10.17(14)              Form of Statement of Employment Terms executed by Stephen
                       M. Berkley, David A. Brown and William J. Miller, directors of Registrant, and Joseph T. Rodgers, William
                       F. Roach and  Michael A.  Brown,  executive  officers  of
                       Registrant

10.18(9) Lease (dated November 13, 1992) and First Amendment to Lease (dated November 17, 1992) between Registrant and Milpitas Realty Delaware, Inc.

10.20(15)              Third  Amendment  to  the  Purchase   Agreement   between
                       Registrant and MKE dated December 31, 1992

10.21(16)              1993 Long-Term Incentive Plan

10.23(17)              Second  Amendment  (dated April 15, 1993) to Lease (dated
                       November 13, 1992) between Registrant and Milpitas Realty
                       Delaware, Inc.

10.24(17)              Lease  (dated  April 14,  1993)  between  Registrant  and
                       Milpitas Realty Delaware, Inc.

10.25(1)               Patent  Assignment  and  License  Agreement,  dated as of
                       October  3,  1994,  by  and  between  Digital   Equipment
                       Corporation and Quantum Corporation

10.27(10)(18)          Supply Agreement  between Digital  Equipment  Corporation
                       (Buyer)  and  Quantum  Corporation  (Seller)  for Storage
                       Devices, as dated as of October 3, 1994

10.28(18)              Credit Agreement among Quantum  Corporation and The Banks
                       named  herein  and ABN  AMRO  BANK  N.V.,  San  Francisco
                       International Branch,  BARCLAYS BANK PLC and CIBC INC. as
                       Managing Agents for the Banks, and CANADIAN IMPERIAL BANK
                       OF COMMERCE as Administrative Agent and Collateral Agent for the Banks dated as of October 3, 1994

10.29(19)              First  Amendment  dated  February  15,  1995,  to  Credit
                       Agreement   (dated   October  3,  1994),   among  Quantum
                       Corporation  and The Banks named herein and ABN AMRO BANK
                       N.V., San Francisco  International Branch,  BARCLAYS BANK
                       PLC and CIBC INC. as Managing  Agents for the Banks,  and
                       CANADIAN  IMPERIAL  BANK OF  COMMERCE  as  Administrative
                       Agent and Collateral Agent for the Banks

10.30(20)              Second  Amendment dated June 26, 1995 to Credit Agreement
                       (dated October 3, 1994),  among Quantum  Corporation  and
                       The  Banks  named  herein  and ABN AMRO  BANK  N.V.,  San
                       Francisco  International  Branch,  BARCLAYS  BANK PLC and
                       CIBC INC. as Managing Agents for the Banks,  and CANADIAN
                       IMPERIAL  BANK OF  COMMERCE as  Administrative  Agent and
                       Collateral Agent for the Banks

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

10.32(21)              Credit  Agreement dated September 22, 1995, among Quantum
                       Corporation  and the Banks named therein and THE SUMITOMO
                       BANK, LIMITED, acting through its San Francisco branch, as Agent for the Banks and as Issuer

10.35(22)              Fourth  Amendment,  dated  January  29,  1996,  to Credit
                       Agreement   (dated   October  3,  1994)   among   Quantum
                       Corporation  and The Banks named herein and ABN AMRO BANK
                       N.V., San Francisco  International Branch,  BARCLAYS BANK
                       PLC and CIBC INC. as Managing  Agents
                       for the Banks, and CANADIAN  IMPERIAL BANK OF COMMERCE as
                       Administrative Agent and Collateral Agent for the Banks

10.36(22)              Indenture dated as of February 15, 1996,  between Quantum
                       Corporation  and  LaSalle   National  Bank,  as  trustee,
                       covering 5% Convertible Subordinated Notes due 2003

10.37(22)              Fifth Amendment,  dated May 29, 1996, to Credit Agreement
                       (dated October 3, 1994) among Quantum Corporation and The
                       Banks named herein and ABN AMRO BANK N.V.,  San Francisco
                       International Branch,  BARCLAYS BANK PLC and CIBC INC. as
                       Managing Agents for the Banks, and CANADIAN IMPERIAL BANK
                       OF COMMERCE as Administrative Agent and Collateral Agent for the Banks

10.38(22)              Consulting and Release  Agreement dated as of November 1,
                       1995, between William J. Miller and Quantum Corporation

10.39(23)              Sixth  Amendment,  dated as of August 13, 1996, to Credit
                       Agreement   (dated   October  3,  1994)   among   Quantum
                       Corporation and the Banks named therein and ABN AMRO BANK
                       N.V., San Francisco  International Branch,  BARCLAYS BANK
                       PLC and CIBC INC. as Managing  Agents for the Banks,  and
                       CANADIAN  IMPERIAL  BANK OF  COMMERCE  as  Administrative
                       Agent and  Collateral  Agent for the  Banks,  and  BANQUE
                       PARIBAS;   THE  CIT   GROUP/BUSINESS   CREDIT  INC.;  THE
                       MITSUBISHI  TRUST AND BANKING,  Los Angeles  Agency;  THE
                       SUMITOMO TRUST AND BANKING CO., LTD., Los Angeles Agency;
                       and  BANQUE  NATIONAL  DE PARIS  (collectively,  the "New
                       Banks")

10.40(23)              Mortgage and Security  Agreement  made as of the 10th day
                       of  September   1996,  by  Quantum   Peripherals   Realty
                       Corporation,  as Mortgagor,  to CS First Boston  Mortgage
                       Capital Corporation, as Mortgagee

10.41(23)              Deed  of  Trust  and  Security  Agreement  dated:  As  of
                       September  10,  1996,  by  Quantum   Peripherals   Realty
                       Corporation   (Grantor)  to  Public  Trustee  of  Boulder
                       County,  Colorado, as Trustee for the benefit of CS First
                       Boston Mortgage Capital Corp. (Beneficiary)

10.42(23)              Master   Lease   between   Quantum   Peripherals   Realty
                       Corporation, Lessor, and Quantum Corporation, Lessee, dated as of September 10, 1996

10.43(23)              1996 Board of  Directors  Stock  Option  Plan and Form of
                       Option Agreement, as amended

10.44 Stock Purchase Agreement dated as of February 13, 1997 among Registrant, Quantum Peripherals Colorado, Inc. and Storage Technology Corporation

11                     Statement of Computation of Earnings Per Share

12                     Statement of  Computation  of Ratios of Earnings to Fixed
                       Charges

21                     Subsidiaries of Registrant

23                     Consent of Ernst & Young LLP, Independent Auditors

24                     Power of Attorney

27                     Financial Data Schedule

-------------------

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

       (22) Incorporated by reference from exhibits filed with Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1996.

       (23) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended September 29,1996 filed with the Securities and Exchange Commission on November 13, 1996.

(b)    Reports on Form 8-K

None.

(c)    Exhibits
       See Item 14(a) above.

(d)    Financial Statement Schedules
       See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUANTUM CORPORATION

Dated:  June 16, 1997                     \s\   Richard L. Clemmer
                                          ----------------------------------
                                          Richard L. Clemmer
                                          Executive Vice President, Finance
                                          Chief Financial Officer


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard L. Clemmer and Andrew Kryder, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 16, 1997.

Signature                          Title
---------                          -----

\s\ MICHAEL A. BROWN               President, Chief Executive Officer and
----------------------------       Director (Principal Executive Officer)
(Michael A. Brown)


\s\ RICHARD L. CLEMMER             Executive Vice President, Finance, Chief
----------------------------       Financial Officer (Principal Financial and
(Richard L. Clemmer)               Accounting Officer)



\s\ STEPHEN M. BERKLEY             Chairman of the Board
----------------------------
(Stephen M. Berkley)


\s\ DAVID A. BROWN                 Director
----------------------------
(David A. Brown)


\s\ ROBERT J. CASALE               Director
----------------------------
(Robert J. Casale)


\s\ EDWARD M. ESBER, JR.           Director
----------------------------
(Edward M. Esber, Jr.)


\s\ STEVEN C. WHEELWRIGHT          Director
----------------------------
(Steven C. Wheelwright)


                               QUANTUM CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                  Additions
                                             Balance at         (reductions)                          Balance at
Classification                              beginning of         charged to                             end of
(In thousands)                                 period              expense         Deductions (i)       period
                                         ------------------------------------------------------------------------------
Allowance for doubtful accounts year ended:
    March 31, 1997                            $  10,497         $   7,165          $  (7,052)         $  10,610
    March 31, 1996                            $  11,962         $    (813)         $    (652)         $  10,497
    March 31, 1995                            $   9,391         $   4,142          $  (1,571)         $  11,962

Accrued restructuring and exit costs
  year ended:  (ii)
    March 31, 1997                            $ 115,537              --            $(109,554)         $   5,983
    March 31, 1996                            $  32,213         $ 116,187          $ (32,863)         $ 115,537
    March 31, 1995                            $  34,937              --            $  (2,724)         $  32,213

(i) For the allowance for doubtful accounts, deductions represent write-offs; and for the accrued restructuring and exit costs, deductions represent usage of the accrual.

(ii) Established October 3, 1994, when recording the Digital acquisition. Additions in fiscal 1996 were related to the restructuring charge resulting from the transition of the high-capacity product manufacturing to MKE.

                                                                              52