Form 10-Q
period 1997-06-29
QUANTUM CORP /DE/
filed 1997-08-13
CIK 709283

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 29, 1997: 132,226,790

                               QUANTUM CORPORATION

                                   10-Q REPORT

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Condensed Consolidated Statements of Operations        3

                       Condensed Consolidated Balance Sheets                  4

                       Condensed Consolidated Statements of Cash Flows        5

                       Notes to Condensed Consolidated Financial Statements   6


              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         10


PART II - OTHER INFORMATION                                                  23


SIGNATURE                                                                    24

                               QUANTUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (unaudited)

                                                         Three Months Ended
                                                     June 29,         June 30,
                                                      1997              1996
                                                   -----------       -----------

Sales                                              $ 1,446,144       $ 1,153,502
Cost of sales                                        1,170,210         1,012,223
                                                   -----------       -----------

   Gross profit                                        275,934           141,279

Operating expenses:
   Research and development                             74,029            66,665
   Sales and marketing                                  41,732            36,195
   General and administrative                           27,473            21,487
                                                   -----------       -----------
                                                       143,234           124,347

   Income from operations                              132,700            16,932

Other (income) expense:
   Interest expense                                      6,035            11,032
   Interest and other income, net                       (3,759)              707
                                                   -----------       -----------
                                                         2,276            11,739

Income before income taxes                             130,424             5,193
Income tax provision                                    33,910             1,350
                                                   -----------       -----------

Net income                                         $    96,514       $     3,843
                                                   ===========       ===========

Net income per share:
   Primary                                         $      0.69       $      0.03
   Fully diluted                                   $      0.61       $      0.03

Weighted average common and common
   equivalent shares:
      Primary                                          140,881           115,692
      Fully diluted                                    162,511           115,692


See accompanying notes to condensed consolidated financial statements

                               QUANTUM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                         June 29,      March 31,
                                                          1997           1997
                                                       -----------   -----------
                                                       (unaudited)     (Note 1)

Assets
Current assets:
   Cash and cash equivalents                            $  365,973    $  345,125
   Accounts receivable, net of allowance for
      doubtful accounts of $10,539 and $10,610             887,389       887,477
   Inventories                                             295,251       252,802
   Deferred taxes                                          122,899       122,899
   Other current assets                                     49,105        80,116
                                                        ----------    ----------
Total current assets                                     1,720,617     1,688,419

Property and equipment, net of accumulated
   depreciation of $177,957 and $226,691                   231,845       407,206
Purchased intangibles, net                                   8,945        42,131
Investment in joint venture                                134,944          --
Other assets                                                17,079        20,507
                                                        ----------    ----------
                                                        $2,113,430    $2,158,263
                                                        ==========    ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                     $  472,354    $  502,069
   Accrued warranty expense                                 97,651        94,989
   Accrued compensation                                     56,340        63,093
   Income taxes payable                                     47,091        31,153
   Current portion of long-term debt                           872        44,229
   Other accrued liabilities                               123,124        80,045
                                                        ----------    ----------
Total current liabilities                                  797,432       815,578

Deferred taxes                                              34,264        33,587
Convertible subordinated debt                              241,350       241,350
Long-term debt                                              40,694       177,668

Redeemable preferred stock                                   3,888         3,888

Shareholders' equity:
   Common stock                                            472,896       459,800
   Retained earnings                                       522,906       426,392
                                                        ----------    ----------
Total shareholders' equity                                 995,802       886,192
                                                        ----------    ----------
                                                        $2,113,430    $2,158,263
                                                        ==========    ==========

See accompanying notes to condensed consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                          Three Months Ended
                                                                         June 29,     June 30,
                                                                           1997         1996
                                                                         ---------    ---------
  Cash flows from operating activities:
     Net income                                                          $  96,514    $   3,843
     Items not requiring the current use of cash:
        Depreciation                                                        21,094       21,423
        Amortization                                                         3,802        6,731
        Deferred  income taxes                                                 677         --
        Compensation related to stock plans                                    669          365
     Changes in assets and liabilities:
        Accounts receivable                                                     93      (19,114)
        Inventories                                                        (42,449)      10,017
        Accounts payable                                                   (29,715)     (33,252)
        Income taxes payable                                                15,938          (87)
        Accrued warranty expense                                             2,662      (13,948)
        Other assets and liabilities                                        42,323      (61,367)
                                                                         ---------    ---------
  Net cash provided by (used in) operating activities                      111,608      (85,389)
                                                                         ---------    ---------

  Cash flows from investing activities:
     Investment in property and equipment                                  (33,282)     (43,980)
     Proceeds from disposition of property and equipment                     4,176         --
     Proceeds from repayment of note receivable                             18,000         --
     Proceeds from sale of interest in recording heads operations           94,000         --
                                                                         ---------    ---------
  Net cash provided by (used in) investing activities                       82,894      (43,980)
                                                                         ---------    ---------

  Cash flows from financing activities:
     Proceeds from long-term credit facilities                                --        125,000
     Principal payments on credit facilities                              (180,331)     (31,349)
     Proceeds from issuance of common stock                                  6,677       11,002
                                                                         ---------    ---------
  Net cash provided by (used in)  financing activities                    (173,654)     104,653
                                                                         ---------    ---------

  Net increase (decrease) in cash and cash equivalents                      20,848      (24,716)
  Cash and cash equivalents at beginning of period                         345,125      164,752
                                                                         ---------    ---------
  Cash and cash equivalents at end of period                             $ 365,973    $ 140,036
                                                                         =========    =========

  Supplemental disclosure of cash flow information:
     Conversion of debentures                                                 --      $  35,583
     Cash paid during the period for:
        Interest                                                         $   3,433    $   9,611
        Income Taxes                                                     $     637    $   1,494

See accompanying notes to condensed consolidated financial statements

                               QUANTUM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period's presentation. The condensed consolidated balance sheet as of March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 1997.


2.   Inventories

   Inventories consisted of the following:
      (In thousands)
                                                      June 29,   March 31,
                                                        1997       1997
                                                      --------   --------

Materials and purchased parts                         $ 41,720   $ 39,898
Work in process                                         17,249     48,005
Finished goods                                         236,282    164,899
                                                      --------   --------
                                                      $295,251   $252,802
                                                      ========   ========


3.   Net income per share


Net income per share amounts are computed by dividing income or loss amounts by the weighted average of common and common equivalent shares (when dilutive) outstanding during the period. Primary net income per share computations for the three month periods ended June 29, 1997 and June 30, 1996 were computed based on weighted average shares outstanding, including the dilutive impact of common stock equivalents, which consist of outstanding stock options. Net income per share computed on a fully diluted basis for the three month periods ended June 29, 1997 and June 30, 1996 assumes conversion of the Company's outstanding convertible subordinated debentures as of the beginning of the respective periods. Net income per share reflects the effect of the two-for-one stock split effected as a stock dividend in June 1997.

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

4.   Debt & Capital

The previously outstanding revolving credit line, term loan, and equipment loan, which had carrying amounts of $110 million, $56 million, and $14 million, as of March 31, 1997, respectively, were repaid and terminated in the first fiscal 1998 quarter.

In June 1997, the Company entered into an unsecured senior credit facility which provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of June 29, 1997, there was no outstanding balance drawn on this line.

The Company has filed a registration statement pursuant to which the Company may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price or its equivalent in one or more foreign currencies, currency units or composite currencies as may be designated by the Company. Debt securities which may be offered under the registration may be either senior or subordinated, and the specific terms would be set pursuant to a specific offering. The number of shares of Common stock, par value $0.01 per share, which may be issued under the registration, as well as the initial public offering price or method of determining the initial public offering price, would be set pursuant to a specific offering. The registration statement became effective on July 24, 1997. For a description of securities issued pursuant to the registration statement, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

On February 25, 1997, in the Santa Clara County action, the Court sustained defendants' demurrer to most of the causes of action in the complaint, with leave to amend. At a June 12, 1997 demurrer hearing in state court, the judge dismissed the action as to four of the individual defendants with prejudice and as to three of the individual defendants without prejudice. The demurrer as to the Company was overruled. Defendants' motion that the action not be permitted to proceed as a class action was denied without prejudice and the hearing on class certification has been continued for ninety days.

Defendants filed their motion to dismiss the federal complaint on April 16, 1997. Oral argument was heard on July 30, 1997. Following oral argument, the Court granted defendants' motion to dismiss. The Court did not indicate whether dismissal would be with or without prejudice. To date, no formal ruling has been issued by the Court.

Certain of the Company's current and former officers and directors were also named as defendants in a derivative lawsuit, which was filed on November 8, 1996 in the Superior Court of Santa Clara County. The derivative complaint was based on factual allegations substantially similar to those alleged in the class action lawsuits. Defendants' demurrer to the derivative complaint was sustained without prejudice on April 14, 1997. Plaintiffs did not file an amended complaint. On August 7, 1997, the Court issued an order of dismissal and entered final judgment dismissing the complaint.

6.  MKE/Quantum Joint Venture

On May 16, 1997, the Company sold a controlling interest in its recording heads operations (RHO) to MKE. RHO designs, develops, and manufactures MR recording heads used in the Company's disk drive products. The sale was achieved through MKE acquiring a 51% interest in a new joint venture (JV) entity, MKE-Quantum Components LLC, that was formed to hold the operations, assets, and certain liabilities of RHO.

Pursuant to the terms of the transaction, Quantum contributed certain RHO assets and operations and leased certain premises to the JV and retained a 49% ownership interest in the JV; the JV assumed $51 million of debt payable to Quantum; and MKE paid Quantum $94 million and contributed $110 million to the JV in exchange for a 51% controlling ownership interest in the JV.

The RHO assets which Quantum contributed to the JV are primarily comprised of inventory, equipment, accounts receivable, and intangibles, which aggregated approximately $210 million and the third party liabilities totaled approximately $32 million. In addition, the JV will lease certain premises from Quantum, and RHO employees will become employees of the JV. One of these leases results, in substance, in a transfer of premises with an approximate carrying value of $48 million to the JV.

MKE and the Company will share pro rata in the capital funding requirements, if any, and results of operations of the JV. The Company plans to continue to utilize the recording heads manufactured by the JV in its disk drive products manufactured by MKE.

Effective May 16, 1997, the Company began to account for its 49% interest in the JV using the equity method of accounting. The Company's equity interest in the operating results of the JV were reported in interest and other income, net. The results of RHO through May 15, 1997 were consolidated.

Unaudited Pro Forma Information

Giving effect to the above-noted sale transaction as if it had occurred on April 1, 1996, the pro forma effect on the Company's consolidated balance sheet at March 31, 1997, would not have been significant, and net income for the three month period ended June 29, 1997 would have been approximately $99 million or $0.62 per share, fully diluted compared to $10 million or $0.09 per share, fully diluted for the three month period ended June 30, 1996. This unaudited pro forma information is intended for information purposes only and is not necessarily indicative of the future results of operations of the JV or the results of the Company that would have occurred had the JV arrangement been in effect for the full fiscal quarter presented.


7.    Subsequent Event

In July 1997, the Company issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $46.325 per share. The notes are redeemable at the Company's option on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of the Company's common stock. In the event of certain changes involving all or substantially all of the Company's common stock, the notes would become redeemable at the option of the holder. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis includes:

o        Business overview.

o        Strategic developments.

o A comparison of Quantum's results of operations in the quarter ended June 29, 1997 with the results in the quarter ended June 30, 1996.

o        A discussion of Quantum's operating liquidity and capital resources.

o A discussion of trends and uncertainties, which include those related to the information storage industry and those related to more specific characteristics of Quantum.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth below under Trends and Uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Business Overview

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

         Workstation and Systems Storage Products. Quantum designs, develops, and markets technologically advanced hard disk drives for the demanding storage needs of network servers, workstations, storage subsystems, high-end desktop systems, and minicomputers. These products are designed for storage-intensive applications, such as graphics, disk arrays, desktop publishing systems, multimedia computing systems, and networked data bases and file servers.

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

         Recording Heads. Quantum is involved in the design, development, and manufacture of MR recording heads used in the Company's products. The Company believes that MR technology, which provides higher capacity per disk than conventional thin-film heads, will replace thin-film heads as the leading recording head technology. The Company does not currently market thin-film or MR heads to other companies. Effective May 16, 1997, the Company's involvement in the design, development, and manufacture of recording heads is through a 49% ownership interest in a joint venture with MKE as discussed in the Strategic Developments section.

Quantum operates in an industry characterized by rapid technological change. The Company is currently concentrating its product development efforts on broadening its existing disk and tape drive product lines through the introduction of new products, including new tape drives, new high-capacity hard disk drive products to be manufactured by MKE, as well as new products targeted specifically for the increasing storage needs of the desktop market. The Company is also focusing its efforts on applying its MR technology to new generations of disk drives.

Strategic Developments

MKE/Quantum Recording Heads Joint Venture. On May 16, 1997, MKE and Quantum formed a recording heads joint venture company, MKE-Quantum Components LLC. Pursuant to the terms of the transaction, Quantum contributed certain recording heads assets and operations, transfered employees of the Company's recording heads operations and leased certain premises to the joint venture and retained a 49% ownership interest in the joint venture; the joint venture assumed $51 million of debt payable to Quantum; and MKE paid Quantum $94 million and contributed $110 million to the joint venture in exchange for a 51% controlling ownership interest in the joint venture. The joint venture combines Quantum's engineering and design expertise with MKE's manufacturing expertise.

Renegotiated MKE Master Agreement. In May 1997, Quantum completed renegotiation of its master agreement with MKE, which covers the general terms of the business relationship. The agreement was extended for a period of 10 years, unless sooner terminated as a result of certain specified events including a change-in-control of either Quantum or MKE. MKE currently manufactures all of the hard disk drives developed and marketed by Quantum. Quantum's relationship with MKE, which dates from 1984, is built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise.


Results of Operations

Sales. Sales in the quarter ended June 29, 1997, were $1,446 million compared to $1,154 million in the quarter ended June 30, 1996. The increase reflected an increase in shipments of tape drives, tape drive-related products and disk drives, as well as an increase in the average drive price. The increase in the average drive price reflected a change in sales mix to a higher proportion of high capacity drives and tape drives, which generally have a higher unit price than the desktop products and a shift in sales to higher capacity desktop drives. The increase in sales also reflects the impact of the successful completion of the transition of the manufacturing of high-end disk drives to MKE during fiscal 1997 which depressed sales in the quarter ended June 30, 1996. As part of the transition, older high-end disk drive products ceased production in July 1996, and new high-end drives manufactured by MKE did not ramp until the third and fourth quarters of fiscal 1997.

Sales of desktop hard drives represented 67% of total sales for the quarter ended June 29, 1997, and the company anticipates that desktop products will continue to constitute a majority of sales in the future. However, the company also expects that sales of DLT product, which represented 18% of sales and a much higher percentage operating profits for the quarter ended June 29, 1997, will continue to increase as a percentage of the Company's total sales and operating profits in the future. The summer months of the second fiscal quarter for hard disk drives are expected to continue the historical pattern of soft demand. However, an expected continuation of growth in the tape business is anticipated to partially offset this pattern, and accordingly, sales are expected to be relatively flat compared to the first fiscal 1998 quarter.

Sales to the Company's top five customers were 46% of sales in the quarter ended June 29, 1997, compared with 42% of sales in the quarter ended June 30, 1996. Sales to Hewlett-Packard were

$174 million, or 12% of sales, in the quarter ended June 29, 1997, and were less than 10% of sales in the quarter ended June 30, 1996. Sales to Digital Equipment Corporation were $162 million, or 11% of sales, in the quarter ended June 29, 1997, and were less than 10% of sales in the quarter ended June 30, 1996. Sales to Compaq Computer, Inc. were less than 10% in the quarter ended June 29, 1997, compared with $121 million, or 10% of sales, in the quarter ended June 30, 1996.


Gross Margin Rate. The gross margin rate increased 6.9 percentage points to 19.1% in the quarter ended June 29, 1997, from 12.2% in the quarter ended June 30, 1996. The increase reflected a higher proportion of tape drive and tape drive related product sales in the quarter ended June 29, 1997, compared to the quarter ended June 30, 1996, as these products achieved a higher gross margin rate than sales of hard disk drive products of the Company. The gross margin increase also reflected a stronger product mix and pricing in the desktop market in the quarter ended June 29, 1997, compared to the quarter ended June 30, 1996. In addition, the increase reflected the introduction and market acceptance of the new high end products; high-end margins in the quarter ended June 30, 1996 had been largely eroded during the transition of high-end disk drive manufacturing to MKE.

For the second fiscal 1998 quarter, the Company expects to experience continued gross margin pressure with respect to both its desktop and high-end hard disk drive products. However, an expected continuation of growth in the tape business is anticipated to partially offset this impact, and accordingly, the gross margin rate is expected to be relatively flat compared to the first fiscal 1998 quarter.


Research and Development Expenses. In the quarter ended June 29, 1997, the Company's investment in research and development was $74 million, or 5.1% of sales, compared to $67 million, or 5.8% of sales, in the quarter ended June 30, 1996. The decrease in research and development expense as a percentage of sales reflects the timing of certain pre-production activity which varies from quarter to quarter. For the second fiscal 1998 quarter, the Company expects increased expenditures associated with pre-production activity for hard disk drive products in development. The decrease also reflects the impact of applying the equity method of accounting to the Company's involvement in the recording heads operations, effective May 16, 1997. Reflecting management's continued focus on the development and timely introduction of new information storage products and technologies, as a percentage of sales, research and development expenses for the remainder of fiscal 1998 are expected to increase over the level achieved in the first fiscal 1998 quarter.


Sales and Marketing Expenses. Sales and marketing expenses in the quarter ended June 29, 1997 were $42 million, or 2.9% of sales, compared with $36 million, or 3.1% of sales, in the quarter ended June 30, 1996. The increase in sales and marketing expenses was related to the costs of supporting the Company's higher volume of sales. As a percentage of sales, sales and marketing expenses for the second fiscal 1998 quarter are expected to increase slightly compared with the level achieved in the first fiscal 1998 quarter.

General and Administrative Expenses. General and administrative expenses in the quarter ended June 29, 1997, were $27 million, or 1.9% of sales, compared to $21 million, or 1.9% of sales, in the quarter ended June 30, 1996. The increase in general and administrative expenses reflected expansion of the Company's infrastructure. As compared to the first fiscal 1998 quarter, general and administrative expenses are expected to be relatively flat for the second fiscal quarter.


Interest and Other Income/Expense. Net interest and other income and expense was $2 million net expense in the quarter ended June 29, 1997, and $12 million net expense in the quarter ended June 30, 1996. The decline in net expense reflects a decrease in the average amount of debt outstanding during the quarter ended June 29, 1997, compared to the quarter ended June 30, 1996, and an increase in interest income reflecting higher average cash balances during the quarter ended June 29, 1997.


Income Taxes. The effective tax rate in the quarter ended June 29, 1997, at 26% was flat compared to the rate in the quarter ended June 30, 1996.


Liquidity and Capital Resources

At June 29, 1997, the Company had $366 million in cash and cash equivalents, compared to $345 million at March 31, 1997. For the three month period ended June 29, 1997, cash was provided by operating activities, primarily from net income, and from investing activities. Cash provided by investing activities included a $94 million payment from MKE as part of the formation of the recording heads joint venture company and the repayment of a note receivable, partially offset by investment in property and equipment. Cash was used in financing activities for the repayment of the previously outstanding senior credit facility, which included a revolving credit line and term loan, and a term loan secured by specified capital equipment.

The revolving credit line, term loan, and equipment loan, which were paid off and terminated in the first fiscal 1998 quarter had carrying amounts of $110 million, $56 million, and $14 million, as of March 31, 1997, respectively.

In June 1997, the Company entered into an unsecured senior credit facility which provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line, bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of June 29, 1997, there was no outstanding balance drawn on this line.

The Company has filed a registration statement pursuant to which the Company may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price or its equivalent in one or more foreign currencies, currency units or composite currencies as may be designated by the Company. Debt securities which may be offered under the registration may be either senior or subordinated, and the specific terms would be set pursuant to a specific offering. The number of shares of Common stock, par value $0.01 per share, which may be issued under the registration, as well as the initial public offering price or method of determining the initial public offering price, would be set pursuant to a specific offering. The registration statement became effective on July 24, 1997.

The Company expects to spend approximately $200 million for capital equipment, expansion of the Company's facilities, and leasehold improvements in fiscal 1998. These capital expenditures will support the tape business, research and development, and general corporate operations. The Company believes that it will be able to fund these capital requirements. Refer to the Future Capital Needs section of the Trends and Uncertainties section for additional discussion of capital.

The Company believes that its existing and available capital resources, including its unsecured senior credit facility and any cash generated from operations will be sufficient to meet all currently planned expenditures and sustain operations for the remainder of the fiscal year. However, this belief assumes that operating results and cash flow from operations will meet the Company's expectations, and actual results could vary due to certain of the factors described in the Trends and Uncertainties section that follows.


Trends and Uncertainties

Operating in the information storage industry, Quantum is affected by numerous trends and uncertainties, some of which are specific to the industry while others relate more specifically to Quantum. These are discussed below.

Trends and Uncertainties - Information Storage Industry

Key trends and  uncertainties  inherent in the information  storage industry and
how  these  trends  and  uncertainties   specifically  impact  the  Company  are
summarized below.

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

Quantum faces direct competition from a number of companies, including Seagate, Western Digital, IBM, Maxtor, Exabyte and Sony. In the event that the Company is unable to compete effectively with these or any other company, the Company would be materially adversely affected. The Company's information storage product competition can be further broken down as follows:

         Desktop Storage Products. In the market for desktop products, Quantum competes primarily with Seagate, Western Digital, and Maxtor. Quantum and its competitors have developed and are developing a number of products targeted at particular segments of this market, such as business users and home PC buyers, and factors such as time to market can have a significant effect on the success of any particular product. The desktop market is characterized by more competitiveness and shorter product life cycles than the hard disk drive market in general.

         Workstation and System Storage Products. The Company faces competition in the high-capacity disk drive market primarily from Seagate, IBM and Fujitsu. Seagate has the largest share of the market for high-capacity disk drives. Although the same competitive factors identified above as being generally applicable to the overall disk drive industry apply to high-capacity disk drives, the Company believes that the performance and quality of its products are more important to the users in this market than to users in the desktop market. The Company's success in the high-capacity market during the foreseeable future is dependent on the successful development, timely introduction, and market acceptance of key new products, as to which there can be no assurance.

         Specialty Storage Products. In the market for tape drives, the Company competes with other companies that have tape drive product offerings and alternative formats. The company targets a market segment that requires a mission critical backup system and competes in this segment based on the reliability and durability of its tape drives. Although the Company has experienced excellent market acceptance of its tape drive products, the market may become more competitive as other companies broaden their product line in this market. As a result, the
         Company  could  experience   increased  price
         competition. If price competition occurs, the Company may be forced to lower prices, in which case the Company could be materially adversely affected.

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

Sales of the Company's desktop products, which comprise a majority of its overall sales, were concentrated with several key customers in the quarter ended June 29, 1997, and the fiscal year ended March 31, 1997. Sales to the top five customers of the Company represented 46% of total sales for the first quarter of fiscal 1998, and 38% of sales for the fiscal year ended March 31, 1997. In the three month period ended June 29, 1997, revenue from the top five customers was derived from both the OEM and Distribution sales channel, 31% and 15% respectively. On the OEM side both HP and Digital represented over 10% of total revenue. On the Distribution side Electronic Resources represented just under 10% of total revenue. In addition the Company is unable to predict whether or not there will be any significant change in demand for any of its customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss of or delays in orders, the Company could be materially adversely affected.

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

Sales of tape drives and tape drive-related products, which have been a less significant component of sales for the Company than sales of disk drive products but which have recently had a significant impact on margins and profitability, have tended to be more stable. In this regard the company expects sales of DLT products, which represented 18% of sales and a much higher percentage of operating profits for the quarter ended June 29, 1997, will continue to increase as a percentage of the Company's total sales and operating profits in the future.

The Company has experienced longer product cycles for its tape drives and tape drive-related products, compared with the short product cycles of disk drive products. However, there is no assurance that this trend will continue.

The Company could experience decreases in demand for its products in the future, which could have a material adverse effect on the Company. For the second fiscal 1998 quarter, the Company expects to experience continued gross margin pressure with respect to both its desktop and high-end hard disk drive products.

The hard disk drive industry has also been subject, from time to time, to seasonal fluctuations in demand. The Company has typically experienced relatively flat demand in the quarter ending September 30 compared with the quarter ending June 30. The Company expects this trend to continue with respect to the quarter ended September 28, 1997. In addition, the Company's shipments tend to be highest in the third month of each quarter, which occurred in the quarter ended June 29, 1997 and which the Company expects to occur again in the quarter ending September 28, 1997. As a result, and because the Company has no long-term purchase commitments from its customers, future demand is difficult to predict. The failure by the Company to complete shipments in the final month of a quarter due to a decline in customer demand, manufacturing problems or other factors would adversely affect the Company's operating results for that quarter.


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

Trends and Uncertainties More Specific to Quantum

Certain trends and uncertainties relate more specifically to Quantum and are not necessarily indicative of the information storage industry as a whole. These trends and uncertainties include dependence on MKE for the manufacture of the disk drives that Quantum develops and markets, costs associated with the MR recording head development and manufacture, the recording heads joint venture with MKE, dependence on suppliers, component shortages, future capital needs, warranty costs, foreign manufacturing, and price volatility of Quantum common stock. For information regarding litigation refer to "Legal Proceedings" below.

Dependence on MKE Relationship. Quantum is dependent on MKE for the manufacture of its disk drive products. Approximately 82% of the Company's quarter ended June 29, 1997 sales, and 81% of the year ended March 31,1997 sales, were derived from products manufactured by MKE. In addition, the formation of the joint venture with MKE to produce recording heads used in disk drive production in combination with the transition of the manufacturing of the Company's high-capacity products to MKE in fiscal 1997 has resulted in an increased dependence on MKE. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

In May 1997, Quantum completed renegotiation of its master agreement with MKE, which covers the general terms of the business relationship. The agreement was extended for a period of 10 years, unless sooner terminated as a result of certain specified events including a change-in-control of either Quantum or MKE. MKE currently manufactures all of the hard disk drives developed and marketed by Quantum. Quantum's relationship with MKE, which dates from 1984, is built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise.

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

         Volume and Pricing. MKE's production schedule is based on the Company's forecasts of its product purchase requirements, and the Company has limited contractual rights to modify short-term purchase orders issued to MKE. Further, the demand in the desktop business is inherently volatile, and there is no assurance that the Company's forecasts are accurate. In addition, the Company periodically negotiates pricing arrangements with MKE. The failure of the Company to accurately forecast its requirements or successfully adjust MKE's production schedule, which could lead to inventory shortages or surpluses, or the failure to reach pricing agreements reasonable to the Company would have a material adverse effect on the Company.

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

MR Recording Heads Development and Manufacturing. Since the fiscal 1995 acquisition of MR recording heads technology as part of the acquisition of certain businesses of the Storage Business Unit of Digital Equipment Corporation, Quantum has made significant efforts to advance the development of its MR recording heads capability. To further this effort, MKE and Quantum formed a joint venture in the first quarter of fiscal 1998 to partner in the research, development, and production of MR heads and technology. Quantum believes that through MKE's manufacturing expertise, the potential of the MR heads operations will be realized to the benefit of both MKE and Quantum. However, cost-effective production of MR recording heads is not expected to be realized in the near term. Until that time, the Company will incur losses based on its pro rata ownership interest in the new joint venture. However, there can be no assurance that the benefits of the joint venture will be realized on a timely basis or at all.

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

There is an additional uncertainty associated with maintaining or increasing the supply of MR recording heads used in the manufacture of disk drives. There are limited alternative sources of supply for MR recording heads. In the event that current sources of MR recording heads, which include the joint venture's MR heads operations, do not meet disk drive production requirements, there can be no assurance that the Company will be able to locate and obtain adequate supplies from alternative sources. A shortage of MR recording heads would materially adversely affect the Company.

Dependence on Suppliers of Components and Sub-Assemblies; Component Shortages. Each of the Company and its manufacturing partner, MKE, are dependent on qualified suppliers for components and sub-assemblies, including recording heads, media, and integrated circuits, which are essential to the manufacture of the Company's disk drive and tape drive products. In connection with certain products, the Company and MKE qualify only a single source for certain components and sub-assemblies, which can magnify the risk of shortages. Component shortages have constrained the Company's sales growth in the past, and the Company believes that the industry will periodically experience component shortages. For example, during the quarter ended June 29, 1997, the Company's ability to meet customer demand for its tape drive products was somewhat constrained by component availibility. If component shortages occur, or if the Company experiences quality problems with component suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company.

Future Capital Needs. The information storage industry is capital and research and development intensive and the Company will need to maintain adequate financial resources for capital expenditures, working capital, and research and development, in order to remain competitive in the information storage business. The Company believes that it will be able to fund these capital requirements at least through fiscal 1998. However, if the Company decides to increase its capital expenditures further, or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company could require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or will be available on favorable terms. The Company may also require additional capital for other purposes not presently contemplated. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment and research and development expenditures, which could adversely affect the Company.

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

                               QUANTUM CORPORATION

                           PART II - OTHER INFORMATION


Item 1.     Legal proceedings

Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.


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

              (b)  Reports on Form 8-K.

                  (1)  Form 8-K dated May 16, 1997

                  (2)  Form 8-K dated July 28, 1997

                  (3)  Form 8-K dated August 6, 1997

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          QUANTUM CORPORATION
                                             (Registrant)




Date: August 13, 1997            By:    /s/ Richard L. Clemmer
                                        ----------------------
                                        Richard L. Clemmer
                                        Executive Vice President, Finance
                                          and Chief Financial Officer

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS

Exhibit
Number

4.1(1) Indenture, dated August 1, 1997, between the Registrant and La Salle National Bank as trustee ("Trustee") related to the Registrants subordinated debt securities

4.2(1) Supplemental Indenture, dated August 1, 1997, between the Registrant and Trustee, relating to the Notes (including the form of Note)

4.3 Certificate of Amendment of Certificate of Incorporation of Quantum Corporation, dated April 29, 1997

10.1     Lease (dated April 16, 1997)  between  Registrant  and John  Arrillaga,
         Trustee

10.2 Credit Agreement dated June 6, 1997, among Quantum Corporation and the Banks Named Herein and ABN AMRO BANK N.V., San Francisco International Branch and CIBC INC. as Co-Arrangers for the Banks and CANADIAN IMPERIAL BANK OF COMMERCE, as Administrative Agent for the Banks and ABN AMRO BANK N.V., San Francisco International Branch, as Syndication Agent for the Banks and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as Documentation Agent for the Banks

10.3(2) Amended and Restated Master Agreement, dated April 30, 1997 between Registrant and MKE

10.4(2) Amended and Restated Purchase Agreement, dated April 30, 1997 between Registrant and MKE

10.5(2)  License  Agreement,  effective  January 1, 1996,  dated April 17, 1997,
         between   International   Business  Machines  Corporation  and  Quantum
         Corporation

11.1     Statement of Computation of Net Income Per Share

27       Financial Data Schedule

-----------------------------------

(1) Incorporated by reference to the Form 8-K, dated August 6, 1997, filed with the Securities and Exchange Commission.
(2) The Company has requested confidential treatment for certain portions of this agreement. The confidential portions have been separately filed with the Securities and Exhchange Commission.