Form 10-Q
period 1997-09-28
QUANTUM CORP /DE/
filed 1997-10-29
CIK 709283

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

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
       Yes   X   No
           -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 28, 1997: 136,166,230

                               QUANTUM CORPORATION

                                   10-Q REPORT

                                      INDEX
                                                                            Page
                                                                          Number

PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Statements of Income                       3

             Condensed Consolidated Balance Sheets                             4

             Condensed Consolidated Statements of Cash Flows                   5

             Notes to Condensed Consolidated Financial Statements              6


   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     9


PART II - OTHER INFORMATION                                                   25


SIGNATURE                                                                     27


                                                 QUANTUM CORPORATION

                                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands except per share data)
                                                     (unaudited)
                                                           Three Months Ended             Six Months Ended
                                                      September 28, September 29,  September 28,  September 29,
                                                              1997          1996            1997          1996
                                                      ------------- -------------  -------------  ------------
Sales                                                   $ 1,553,491   $ 1,124,144    $ 2,999,635   $ 2,277,646
Cost of sales                                             1,255,407       988,666      2,425,618     2,000,889
                                                        -----------   -----------    -----------   ------------

   Gross profit                                             298,084       135,478        574,017       276,757

Operating expenses:
   Research and development                                  74,493        69,549        148,522       136,214
   Sales and marketing                                       41,971        29,812         83,704        66,007
   General and administrative                                24,268        16,988         51,739        38,475
                                                        -----------   -----------    -----------   ------------
                                                            140,732       116,349        283,965       240,696

   Income from operations                                   157,352        19,129        290,052        36,061

Other (income) expense:
   Interest expense                                           8,293        12,973         14,328        24,006
   Interest income and other income and
   expense, net                                               8,818           (24)         5,060           682
                                                        -----------   -----------    -----------   ------------
                                                             17,111        12,949         19,388        24,688

Income before income taxes                                  140,241         6,180        270,664        11,373
Income tax provision                                         36,463         1,607         70,372         2,957
                                                        -----------   -----------    -----------   ------------

Net income                                              $   103,778   $     4,573    $   200,292   $     8,416
                                                        ===========   ===========    ===========   ============

Net income per share:
   Primary                                              $      0.71   $      0.04    $      1.40   $      0.07
   Fully diluted                                        $      0.62   $      0.04    $      1.23   $      0.07

Weighted average common and common equivalent shares:
      Primary                                               145,791       117,264        143,337       116,478
      Fully diluted                                         172,501       117,264        167,506       116,478

See accompanying notes to condensed consolidated financial statements.

                                                                                                             3


                               QUANTUM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                      September 28,         March 31,
                                                             1997               1997
                                                      -------------        ----------
                                                       (unaudited)           (Note 1)
Assets
Current assets:
   Cash and cash equivalents                            $  637,744        $  345,125
   Accounts receivable, net of allowance for
      doubtful accounts of $ 10,194 and $ 10,610         1,029,829           887,477
   Inventories                                             386,525           252,802
   Deferred taxes                                          122,899           122,899
   Other current assets                                     42,713            80,116
                                                        ----------        ----------

Total current assets                                     2,219,710         1,688,419

Property and equipment, net of accumulated
   depreciation of $ 188,231 and $ 226,691                 258,859           407,206
Purchased intangibles, net                                  15,017            42,131
Other assets                                               158,112            20,507
                                                        ----------        ----------
                                                        $2,651,698        $2,158,263
                                                        ==========        ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                     $  626,938        $  502,069
   Accrued warranty expense                                 84,446            94,989
   Accrued compensation                                     65,870            63,093
   Income taxes payable                                     44,476            31,153
   Current portion of long-term debt                           893            44,229
   Other accrued liabilities                                82,782            80,045
                                                        ----------        ----------

Total current liabilities                                  905,405           815,578

Deferred taxes                                              33,709            33,587
Convertible subordinated debt                              528,850           241,350
Long-term debt                                              40,463           177,668

Redeemable preferred stock                                   3,888             3,888

Shareholders' equity:
   Common stock                                            512,700           459,800
   Retained earnings                                       626,683           426,392
                                                        ----------        ----------

Total shareholders' equity                               1,139,383           886,192
                                                        ----------        ----------
                                                        $2,651,698        $2,158,263
                                                        ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                                                                                   4

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                     September 28,     September 29,
                                                                                             1997              1996
                                                                                     -------------     -------------
  Cash flows from operating activities:
     Net income                                                                         $ 200,292         $   8,416
     Items not requiring the current use of cash:
        Depreciation                                                                       39,553            46,134
        Amortization                                                                        5,986            13,764
        Compensation related to stock plans                                                 1,733               851
     Changes in assets and liabilities:
        Accounts receivable                                                              (142,352)          (40,550)
        Inventories                                                                      (133,723)          100,679
        Accounts payable                                                                  124,869          (135,858)
        Income taxes payable                                                               13,323            (2,989)
        Accrued warranty expense                                                          (10,543)          (17,564)
        Other assets and liabilities                                                       42,122          (110,788)
                                                                                        ---------         ---------
  Net cash provided by (used in) operating activities                                     141,260          (137,905)
                                                                                        ---------         ---------

  Cash flows from investing activities:
     Investment in property and equipment                                                 (78,804)         (114,126)
     Proceeds from disposition of property and equipment                                   23,785            11,134
     Purchase of equity securities                                                        (15,000)             --
     Purchase of intangible assets                                                        (10,000)             --
     Proceeds from sale of interest in recording heads operations                          94,000              --
                                                                                        ---------         ---------
  Net cash provided by (used in) investing activities                                      13,981          (102,992)
                                                                                        ---------         ---------

  Cash flows from financing activities:
     Proceeds from long-term credit facilities                                               --             300,091
     Proceeds from issuance of convertible subordinated note                              287,500              --
     Proceeds from mortgage loan                                                             --              42,105
     Principal payments on credit facilities                                             (180,541)         (137,815)
     Proceeds from issuance of common stock                                                30,419            20,358
                                                                                        ---------         ---------
  Net cash provided by (used in)  financing activities                                    137,378           224,739
                                                                                        ---------         ---------

  Net increase (decrease) in cash and cash equivalents                                    292,619           (16,158)
  Cash and cash equivalents at beginning of period                                        345,125           164,752
                                                                                        ---------         ---------
  Cash and cash equivalents at end of period                                            $ 637,744         $ 148,594
                                                                                        =========         =========

  Supplemental disclosure of cash flow information:
     Note received on  disposition  of property and equipment                                             $  18,000
     Cash paid during the period for:
        Interest                                                                        $  10,504         $  24,899
        Income Taxes                                                                    $  21,517         $   6,003

See accompanying notes to condensed consolidated financial statements

                                                                                                                  5

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


2.   Inventories

   Inventories consisted of the following:
      (In thousands)
                                          September 28,              March 31,
                                                   1997                   1997
                                          -------------              ---------

   Materials and purchased parts              $  52,225              $  39,898
   Work in process                               35,058                 48,005
   Finished goods                               299,242                164,899
                                              ---------              ---------
                                               $386,525               $252,802
                                              =========              =========



3.   Net income per share


Net income per share amounts are computed by dividing net income amounts by the weighted average of common and common equivalent shares (when dilutive) outstanding during the period. Primary net income per share computations for the three and six month periods ended September 28, 1997 and September 29, 1996 were computed based on weighted average shares outstanding, including the dilutive impact of common stock equivalents, which consist of outstanding stock options. Net income per share computed on a fully diluted basis for the three and six month periods ended September 28, 1997 assumes conversion of the Company's outstanding convertible subordinated debentures as of the beginning of the respective periods. Net income per share computed on a fully diluted basis for the three and six month periods ended

September 29, 1996 did not assume conversion of the Company's outstanding convertible debt because the effect would have been anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted in the Company's fiscal quarter ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced by basic earnings per share, for which the dilutive effect of stock options will be excluded. Under Statement 128, basic earnings per share will exceed previously computed primary earnings per share in periods with net income. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

4.   Debt & Capital

The previously outstanding revolving credit line, term loan, and equipment loan, which had carrying amounts of $110 million, $56 million, and $14 million, respectively, as of March 31, 1997, were repaid and terminated in the first fiscal 1998 quarter.

In June 1997, the Company entered into an unsecured senior credit facility which provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of September 28, 1997, there was no outstanding balance drawn on this line.

The Company  extended until  September 1998 an $85 million  unsecured  Letter of
Credit   facility   with   certain   banks  to  issue   letters   of  credit  to
Matsushita-Kotobuki Electronics and its affiliates.

In July 1997, the Company issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $46.325 per share. The notes are redeemable at the Company's option on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of the Company's common stock. Subsequent to August 1, 2001, the notes are redeemable at the Company's option at any time. In the event of certain changes involving all or substantially all of the Company's common stock, the notes would become redeemable at the option of the holder. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company.


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

With respect to the federal action, defendants filed their motion to dismiss on April 16, 1997. The Court granted defendants' motion to dismiss without prejudice. On September 11, 1997, plaintiff filed an amended complaint. Defendants filed a motion to dismiss the complaint on October 24, 1997.

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

Item 2.  Management's   Discussion   and Analysis  of  Financial  Condition  and
         Results of Operations

Management's discussion and analysis includes:

   o  Business overview.

   o  Strategic developments.

   o A comparison of Quantum's results of operations in the three and six months ended September 28, 1997 with the results in the corresponding periods in fiscal 1997.

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


Business Overview

Founded in 1980, Quantum Corporation ("Quantum" or the "Company"), has developed leadership positions in both fixed and removable storage products. As one of the highest volume global suppliers of hard disk drives, and the leader in the mid-range tape market, Quantum is widely recognized as the storage industry's quality leader. The Company sells a broad range of storage products to original equipment manufacturers (OEM) and distribution customers worldwide.

Operating in a single business segment, Quantum designs, develops, and markets information storage products, including high-performance, high-quality hard disk drives, half-inch cartridge tape drives, tape media, and solid state disk drives. The half-inch cartridge tape drives and solid state disk drives are manufactured by the Company. The Company combines its engineering and design expertise with the high-volume manufacturing capabilities of its exclusive manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan, a subsidiary of Matsushita Electric Industrial Co., Ltd., to produce high-quality hard disk drives. Quantum is also involved in the research development and manufacture of magnetoresistive ("MR") recording heads that are used in hard disk drives produced for the Company.

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

The Company's information storage business currently includes the following four components:

         Desktop and Portable Storage Products. Quantum designs, develops, and markets hard disk drives designed to meet the storage needs of desktop systems. These products are designed for entry-level to high-end desktop personal computers ("PCs") for use in both home and business environments. The Company's current desktop product offerings include:

         The Quantum Bigfoot family of 5.25-inch drives, with 1.2 to 6.4 gigabytes (GB) of storage. These drives give home PC users an economical high-capacity desktop storage solution.

         The Company has announced and begun volume production of the Quantum Bigfoot TX series of 5.25-inch hard disk drives which will feature capacities of 4GB, 6GB, 8GB and 12GB; and will feature MR heads, a PRML read channel, hign internal data rates and an Ultra ATA interface. The Bigfoot TX drive series is intended to meet the storage requirements of entry-level commercial systems, as well as mainstream PCs.

         The Quantum Fireball family of 3.5-inch drives, including the Fireball TM series in capacities from 1.0GB to 3.8GB, the Fireball ST series in capacities from 1.6GB to 6.4GB and the Fireball SE in capacities of 2.1GB to 8.4GB. The Fireball family of drives are targeted for use in power and corporate business PCs, as well as entry-level workstations and servers. The Quantum Fireball drive family are intended to meet the storage requirements of powerful central processing units (CPUs), and complex operating systems and applications. By combining MR head and PRML read channel technologies, the Fireball drive family provides leading areal density and innovative technology for capacity-demanding desktop systems and servers.

         The Quantum Pioneer SG drives are available in 1.0GB and 2.1GB capacities, and are Quantum's first drives with proximity recording head technology. The Pioneer SG drives fulfill the storage needs of corporate and small office/home office computer users.


         Specialty Storage Products. Quantum designs, develops, manufactures, and markets half-inch cartridge tape drives based on DLT TM technology and solid state disk drives. Quantum also designs, develops and markets the DLT TM tape media. The DLT TM tape drives (30 GB to 70 GB) use advanced linear recording technology and a highly accurate tape guide system to perform data backup for mid-range and high-end computer systems. Quantum has exclusive worldwide manufacturing rights for the DLT TM technology and is the sole manufacturer of DLT TM tape drives. The Company believes that DLT TM tape drives have become the primary market standard in the mid-range segment of the storage tape market. The Company's solid state disk drives have high execution speeds required for applications such as imaging, multimedia, video-on-demand, on-line transaction processing, material requirements planning, and scientific modeling.

         The Company's current DLT TM tape drives product offerings include:

         Quantum DLT TM 2000XT, DLT TM 4000 and DLT TM 7000 tape drives. The Quantum DLT TM 2000XT tape drive features a native storage capacity of 15GB and a sustained data transfer rate of 1.25MB per second. The Quantum DLT TM 4000 features a formatted storage capacity of 20GB per cartridge and a sustained data transfer rate of 1.5MB per second. The Quantum DLT TM 7000 tape drive offers a combination of 35GB native capacity and a sustained data transfer rate of 5MB per second.

         The Quantum DLTstor(TM) autoloader and libraries. Each library consists of an elevator mechanism that provides random or sequential cartridge access between a tape drive and cartridge magazines. The libraries and autoloaders are available as 5, 7 and 14 cartridge units.

         The Company's current solid state disk drives product offerings include:

         The Quantum ESP3000, ESP3053R-V (volatile), ESP3080R-V (volatile) and ESP5000 products which are 3.5-inch and 5.25-inch SCSI-2 Solid State Disks that provide fast data access time which is up to 15 times faster than magnetic disk drives. The solid state disk drives are available in megabyte (MB) capacities of 134MB, 268MB, 475MB, 536MB, 804MB and 950MB.


         Workstation and Systems Storage Products. Quantum designs, develops, and markets technologically advanced hard disk drives for the demanding storage needs of high-end desktop systems, workstations, network servers, minicomputers, and storage subsystems. These products are designed for storage-intensive applications, such as graphics, disk arrays, desktop publishing systems, multimedia computing systems, and networked data bases and file servers. The Company's current high-end product offerings include:

         The Quantum Viking (7,200 RPM) hard disk drive which is intended to meet the requirements of desktop workstations and PC-based servers. The Viking drives include capacities of 2.2GB and 4.5GB, MR heads, PRML read channels, a high internal data rate of 83 to 139 megabits per second, and a wide selection of Ultra SCSI-3 interfaces which provide burst data transfer rates up to 40MB per second.

         The Company has announced but has not begun shipment of the Quantum Viking II (7,200 RPM) hard disk drive which will feature new Ultra-2 low voltage differential (LVD) SCSI-3 interface that doubles the burst data transfer rates up to 80MB per second. The Viking II drives will include capacities of 4.5GB and 9.1GB, and are intended to meet the requirements of high-end desktop computers, workstations and PC-based servers.

         The Quantum Atlas II (7,200RPM) hard disk drive includes the capacity, performance and reliability required by high-end systems such as video and database servers, RAID subsystems, mid-range workstations and mini-computers. Atlas II drives include capacities of 2.2GB, 4.5GB and 9.1GB, MR heads, Ultra SCSI-3 and fibre channel interfaces to meet the requirements of the high-end marketplace.

         The Company has announced but has not yet begun shipment of the Quantum Atlas III (7,200 RPM) hard disk drive which will offer capacities up to 18.2GB for storage-intensive applications such as data warehousing. The Atlas III will have broad interface availability with new Ultra-2 LVD SCSI-3, Ultra single-ended SCSI-3 and Fibre Channel Arbitrated Loop (FC-AL).

         The Quantum Viking and Quantum Atlas II products are Quantum's first high-end drives to be manufactured by MKE.


Quantum is also involved in the design, development, and manufacture of MR recording heads used in the Company's products. The Company believes that MR technology, which provides higher capacity per disk than conventional thin-film heads, is replacing thin-film heads as the leading recording head technology. The Company does not currently market thin-film or MR heads to other companies. Effective May 16, 1997, the Company's involvement in the design, development, and manufacture of recording heads is through a 49% ownership interest in a joint venture with MKE, MKE-Quantum Components LLC (MKQC).

Quantum operates in an industry characterized by rapid technological change. The Company is currently concentrating its product development efforts on broadening its existing disk and tape drive product lines through the introduction of new products, including new tape drives, new high-capacity hard disk drive products to be manufactured by MKE, as well as new products targeted specifically for the increasing storage needs of the desktop market. As discussed in the Strategic Developments section, efforts include developing optical drives based on Near Field Recording TM technology. The Company is also focusing its efforts on applying its MR technology to new generations of disk drives.


Strategic Developments

Quantum and TeraStor - Strategic Cooperation. In September 1997, Quantum and TeraStor entered into a strategic agreement involving Near Field Recording TM
(NFR) disk  drives and  technology.  Under the terms of the  agreement,  Quantum licensed TeraStor's initial removable disk drive products and related technology. Quantum and TeraStor will cooperate in the development of certain future products, including the development of a disk drive that is optimized for use in robotic libraries. Each company will manufacture, market, and sell the initial products resulting from this agreement. Quantum will also have the right to develop, manufacture, and market a variety of future products based on TeraStor's NFR technology. NFR technology is a combination of Solid Immersion Lens (which is an optical element), flying head and first surface recording technologies. To date, there are not yet NFR based products in production.

High-end Disk Drives - Operating Considerations. Quantum is in the process of considering its alternatives to address the current operating losses associated with the Company's high-end disk drive products. The actions being contemplated revolve around transition planning for the Company's next generation of high-end disk drive products in light of the changing competitive dynamics in the high-end marketplace. Some actions being considered could, if selected, result in non-recurring charges in the third fiscal 1998 quarter. Such potential non-recurring charges that may result from future decisions and actions based on market conditions in the third fiscal 1998 quarter could range up to an estimated $35 million, after tax.


Results of Operations

Sales. Sales for the three and six months ended September 28, 1997, were $1.553 billion and $3.000 billion, respectively, compared to $1.124 billion and $2.278 billion, respectively, for the corresponding periods in fiscal 1997. The sales increases reflect an increase in shipments of DLT TM tape drives, DLT TM tape drive-related products and desk top disk drives, as well as an increase in the average price. The increase in the average price reflected a change in the sales mix to a higher proportion of tape drives which have a higher unit price than hard disk drive products, as well as a desktop hard disk drive sales mix shift to higher capacity drives which have a higher unit price than the lower capacity hard disk drives sold in the prior year periods. Although the Company experienced a decline in unit sales and price erosion in the high-end portion of the Company's hard disk drive product line on a sequential quarterly basis, reflecting intense competition, the sales for this portion of the Company's business increased on a year-over-year basis. This increase reflects a larger current customer base and the impact of the transition of the high-end disk drive manufacturing to MKE during the three and six months ended September 29, 1996.

Sales of desktop hard drives for the three and six months ended September 28, 1997, represented 69% and 68% of total sales, respectively, and the Company anticipates that desktop products will continue to constitute a majority of sales in the future. Sales of DLT TM product continued to increase and represented 22% and 20% of sales in the three and six months ended September 28, 1997, respectively, compared to 14% and 12%, respectively, in the corresponding periods in fiscal 1997. The Company expects that sales of DLT TM product will continue to increase as a percentage of the Company's total sales and operating profits in the future. For the third quarter of fiscal 1998, the Company expects sales to follow seasonal trends and be higher than the sales level achieved in the second quarter of fiscal 1998.

Sales to the Company's top five customers for the three and six months ended September 28, 1997, represented 39% and 41% of sales, respectively, compared to 39% and 40% of sales, respectively, for the corresponding periods in fiscal 1997. Sales to Compaq Computer, Inc. were 11% and 10% of sales in the three and six months ended September 28, 1997, respectively, compared to 12% and 11% of sales, respectively, in the corresponding periods of fiscal 1997. Sales to Hewlett-Parkard were 10% and 11% of sales in the three and six months ended September 28, 1997, respectively, and were less than 10% of sales for both of the corresponding periods in fiscal 1997.

Gross Margin Rate. The gross margin rate increased 7.1 percentage points to 19.2% in the quarter ended September 28, 1997, from 12.1% in the quarter ended September 29, 1996. The gross margin rate for the first six months of fiscal 1998 was 19.1%, compared to 12.2% in the corresponding period in fiscal 1997. These margin rate increases reflected a higher proportion of tape drive and tape drive related product sales in the three and six months ended September 28, 1997, compared to the corresponding periods in fiscal 1997. This improved the margin rate as the tape products achieve a higher gross margin rate compared to sales of the Company's hard disk drive products. The gross margin rate increase also reflected an increase in storage capacity within the mix of desktop products sold in the three and six months ended September 28, 1997, compared to the corresponding periods in fiscal 1997. This improved the margin rate as the higher capacity drives earned a higher gross margin rate than the lower capacity drives. Although the Company experienced margin reduction stemming from sales erosion in the high-end portion of the Company's hard disk drive product line on a sequential quarterly basis, reflecting intense competition, the gross margin rate for this portion of the Company's business increased on a year-over-year basis. This increase reflected that the gross margin rate earned on high-end disk drives had largely been eroded during the three and six months ended September 29, 1996, while the Company transitioned high-end disk drive manufacturing to MKE. The margin rate increases also reflect a minor impact as a result of the application of the equity method of accounting to the Company's involvement in the recording heads operations, effective May 16, 1997.


Research and Development Expenses. In the three and six months ended September 28, 1997, the Company's research and development expenses were $74 million, or 4.8% of sales, and $149 million, or 5.0% of sales, respectively; compared to $70 million, or 6.2% of sales, and $136 million, or 6.0% of sales, respectively, in the corresponding periods of fiscal 1997. These decreases in research and development expense as a percentage of sales reflect the timing of certain pre-production activity which varies from quarter to quarter. The decrease also reflects the impact of applying the equity method of accounting to the Company's involvement in the recording heads operations, effective May 16, 1997. For the third fiscal 1998 quarter, the Company expects increased expenditures associated with pre-production activity for hard drive and tape drive products in development. Reflecting management's continued focus on the development and timely introduction of new information storage products and technologies, research and development expenses for the third fiscal 1998 quarter are expected to increase over the level achieved in the second fiscal 1998 quarter.


Sales and Marketing Expenses. Sales and marketing expenses in the three and six months ended September 28, 1997, were $42 million, or 2.7% of sales, and $84 million, or 2.8% of sales, respectively; compared to $30 million, or 2.7% of sales, and $66 million, or 2.9% of sales, respectively, in the corresponding periods in fiscal 1997. The increases in sales and marketing expenses were related to the costs of supporting the Company's higher volumes of sales.

General and Administrative Expenses. General and administrative expenses in the three and six months ended September 28, 1997, were $24 million, or 1.6% of sales, and $52 million, or 1.7% of sales, respectively; compared to $17 million, or 1.5% of sales, and $38 million, or 1.7% of sales, respectively, in the corresponding periods in fiscal 1997. The increases in general and administrative expenses reflected expansion of the Company's infrastructure.


Interest and Other Income/Expense. Net interest income and other income and expense in the three and six months ended September 28, 1997 was a net expense of $17 million and $19 million, respectively, compared to $13 million and $25 million, respectively, in the corresponding periods in fiscal 1997. The change in net expense reflects decreases in interest expense corresponding to a decrease in the average amount of debt outstanding and an increase in interest income corresponding to an increase in the average cash balances. Effective May 16, 1997, the Company's involvement in the recording heads operations is through its investment in the MKE/Quantum joint venture and this investment is accounted for under the equity method. Prior to May 16, 1997, the recording head operations were fully consolidated by Quantum. Comparing the year-over-year second fiscal quarter net expense, the increase reflects a full quarter's impact of the Company's equity loss related to its investment in the MKE/Quantum joint venture. This equity loss reflects the adverse impact on the MKE/Quantum joint venture of sequential quarterly sales erosion in the high-end portion of the Company's hard disk drive product line for which the joint venture is a supplier.


Income  Taxes.  The  effective  tax  rate for the  three  and six  months  ended
September 28, 1997, at 26% was flat compared to the rate in the corresponding periods ended September 29, 1996.


Liquidity and Capital Resources

At September 28, 1997, the Company had $638 million in cash and cash equivalents, compared to $345 million at March 31, 1997. For the six month period ended September 28, 1997, cash was provided by operating and financing activities. Operating activities included cash provided from net income and an increase in accounts payable, which were partially offset by an increase in inventory and accounts receivable. Financing activities included $288 million of proceeds from the issuance of 7% convertible subordinated notes in the second quarter of fiscal 1998. The financing proceeds were partially offset by the repayment of the outstanding senior credit facility in the first fiscal 1998 quarter. Cash provided by investing activities, including a $94 million payment from MKE as part of the formation of the recording heads joint venture company, were largely offset by investments in property and equipment and other activity.

In the second fiscal 1998 quarter, the Company extended until September 1998 an $85 million unsecured Letter of Credit facility with certain banks to issue letters of credit to Matsushita-Kotobuki Electronics and its affiliates.

The Company has filed a registration statement which became effective on July 24, 1997, pursuant to which the Company may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. Under the registration statement, in July 1997, the Company issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $46.325 per share. The notes are redeemable at the Company's option on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of the Company's common stock. Subsequent to August 1, 2001, the notes are redeemable at the Company's option at any time. In the event of certain changes involving all or substantially all of the Company's common stock, the notes would become redeemable at the option of the holder. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company.

The revolving credit line, term loan, and equipment loan, which were paid off and terminated in the first fiscal 1998 quarter had carrying amounts of $110 million, $56 million, and $14 million, respectively, as of March 31, 1997.

In June 1997, the Company entered into an unsecured senior credit facility which provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of September 28, 1997, there was no outstanding balance drawn on this line.

The Company expects to spend approximately $185 million for capital equipment, expansion of the Company's facilities, and leasehold improvements in fiscal 1998. These capital expenditures will support the tape business, research and development, and general corporate operations. Refer to the Future Capital Needs section of the Trends and Uncertainties section for additional discussion of capital.

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

       o Intense competition - The information storage products industry in general, and the disk drive market in particular, is characterized by intense competition that results in rapid price erosion; short product life cycles; and continuous introduction of new, more cost-effective products offering increased levels of capacity and performance.

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

Intensely Competitive Industry. To compete within the information storage industry, Quantum frequently introduces new products and transitions to newer versions of existing products. Product introductions and transitions are significant to the operating results of Quantum, and if they are not successful, the Company would be materially and adversely affected. The hard disk drive market, in particular, also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices more than expected, which could materially adversely affect the Company. In addition, the Company's customers could commence the manufacture of disk and tape drives for their own use or for sale to others. Any such loss of customers could have a material adverse effect on the Company.

Quantum faces direct competition from a number of companies, including Seagate, Western Digital, IBM, Maxtor, Exabyte and Sony. In the event that the Company is unable to compete effectively with these or any other company, the Company would be materially adversely affected. The Company's information storage product competition can be further broken down as follows:

      Desktop Storage Products. In the market for desktop products, Quantum competes primarily with Seagate, Western Digital, Maxtor, IBM and Fujitsu. Quantum and its competitors have developed and are developing a number of products targeted at particular segments of this market, such as business users and home PC buyers, and factors such as time to market can have a significant effect on the success of any particular product. The desktop market is characterized by more competitiveness and shorter product life cycles than the information storage industry in general.

      Specialty Storage Products. In the market for tape drives, the Company competes with other companies that have tape drive product offerings and alternative formats, including Hewlett Packard, Exabyte, Storage Technology, and Sony. The Company targets a market segment that requires a mission critical backup system and competes in this segment based on the reliability, data integrity, performance, capacity and scalability of its tape drives. Although the Company has experienced excellent market acceptance of its tape drive products, the market may become more competitive as other companies broaden their product line in this market. As a result, the Company could experience increased price competition. If price competition occurs, the Company may be forced to lower prices, in which case the Company could be materially adversely affected.

      Workstation and System Storage Products. The Company faces competition in the high-capacity disk drive market primarily from Seagate, IBM and Fujitsu. Seagate has the largest share of the market for high-capacity disk drives. Although the same competitive factors identified above as being generally applicable to the overall disk drive industry apply to high-capacity disk drives, the Company believes that the performance, quality and reliability of its products are even more important to the users in this market than to users in the desktop market. However, this does not lessen the intensely competitive nature of the high-end of the hard disk drive market. For example, in the second fiscal 1998 quarter, intense competition resulted in approximately $20 million of after tax operating losses associated with the Company's high-end disk drive products. The Company does not anticipate that the high-end disk drive products will return to profitability prior to shipping next generation products and there can be no assurance as to the profitability of next generation products. The Company's operating results in the high-capacity market during the foreseeable future is dependent on the successful development, timely introduction, market acceptance, and product transition of key new products, as to which there can be no positive assurance.

Rapid Technological Change, New Product Development, and Qualification. The combination of an environment of rapid technological changes, short product life cycles and competitive pressures results in gross margins on specific products decreasing rapidly. Accordingly, any delay in the introduction of more advanced and more cost-effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to anticipate what customers will demand and to develop the new products to meet this demand. The Company must also qualify new products with its customers, successfully introduce these products to the market on a timely basis, and commence volume production to meet customer demands. Due to these factors, the Company expects that sales of new products will continue to account for a significant portion of its future sales and that sales of older products will decline accordingly.

The Company is frequently in the process of qualifying new products with its customers. The customer qualification process for disk drive products, particularly high-capacity products, can be lengthy, complex, and difficult. In addition, the Company transitioned the manufacturing of its high capacity products to MKE during the first half of fiscal 1997, and MKE has been in volume production of high-end products since the completion of the transition. In the event that the Company is unable to obtain additional customer qualifications for new products in a timely manner, or at all, or in the event that MKE is unable to continue to manufacture such products in volume and with consistent high quality, the Company would be materially adversely affected.

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

As part of the Company's strategy to remain technologically competitive, the Company has invested in technologies, such as in NFR through a strategic alliance with and investment in TeraStor, and its investment in MR recording heads through the joint venture, MKQC. There can be no assurance that the technologies, companies and ventures in which the Company has invested will be be profitable in the information storage industry. Adverse technological or operating outcomes could result in impairment and write down of associated investments which could have a material adverse impact on the Company.

Customer Concentration. In addition to the information storage industry and the Company's customer base being concentrated, the customers generally are not obligated to purchase any minimum volume of the Company's products, and the Company's relationships with its customers are generally terminable at will by its customers.

Sales of the Company's desktop and tape products, which together comprise a majority of its overall sales, were concentrated with several key customers in the six months ended September 28, 1997, and the fiscal year ended March 31, 1997. Sales to the Company's top five customers for the six months ended September 28, 1997, represented 41% of sales, and 38% of sales for the fiscal year ended March 31, 1997. In the six month period ended September 28, 1997, revenue from the top five customers was derived from both the OEM and Distribution sales channel, 30% and 11% respectively. Two OEMs, Hewlett Packard and Compaq represented 11% and 10%, respectively, of total revenue. No single distribution channal customer represented 10% or more of total revenue. Because of the rapid and unpredictable changes in market conditions, the Company is unable to predict whether or not there will be any significant change in demand for any of its customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss of or delays in orders, the Company could be materially adversely affected.

Fluctuation in Product Demand. Fluctuation in demand for the Company's products generally results in fluctuations in the Company's operating results. Demand for computer systems-especially in the PC market segment, where the Company derives a significant amount of its disk drive sales has historically been subject to significant fluctuations. Such fluctuations in end-user demand have in the past, and may in the future, result in the deferral or cancellation of orders for the Company's products, each of which could have a material adverse effect on the Company. During the past several years, there has been significant growth in the demand for PCs, a portion of which represented sales of PCs for use in the home. However, many analysts predict that future growth may be at a moderately slower rate than the rate experienced in recent years.

Sales of tape drives and tape drive-related products have tended to be more stable and have become a significant component of sales for the Company. Beginning in the second quarter of fiscal 1998, sales of DLT TM tape drives and DLT TM tape drive-related products achieved gross margin and profitability roughly comparable to that achieved from the sale of the Company's desktop hard drive products. In this regard the company expects sales of DLT TM products, which represented 20% of sales and a much higher percentage of operating profits for the six months ended September 28, 1997, will continue to increase as a percentage of the Company's total sales and operating profits in the future. On a sequential quarterly basis in Fiscal 1998, the Company expects the rate of sales growth to lessen significantly as compared to the rates achieved over the past year. However, there can be no assurance that any growth expectations will be achieved or that current market conditions will continue.

The Company has experienced longer product cycles for its tape drives and tape drive-related products, compared with the short product cycles of disk drive products. However, there is no assurance that this trend will continue.

The Company could experience decreases in demand for any of its products in the future, which could have a material adverse effect on the Company. For the third fiscal 1998 quarter, the Company expects to experience continued gross margin pressure with respect to its high-end hard disk drive products.

The hard disk drive industry has also been subject, from time to time, to seasonal fluctuations in demand. The Company has typically experienced increasing demand in the quarter ending December 31 compared with the quarter ending September 30. The Company expects this trend to continue with respect to the quarter ended December 28, 1997. In addition, the Company's shipments tend to be highest in the third month of each quarter, which occurred in the quarter ended September 28, 1997 and which the Company expects to occur again in the quarter ending December 28, 1997. As a result, and because the Company has no long-term purchase commitments from its customers, future demand is difficult to predict. The failure by the Company to complete shipments in the final month of a quarter due to a decline in customer demand, manufacturing problems or other factors would adversely affect the Company's operating results for that quarter.


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


Trends and Uncertainties More Specific to Quantum

Certain trends and uncertainties relate more specifically to Quantum and are not necessarily indicative of the information storage industry as a whole. These trends and uncertainties include dependence on MKE for the manufacture of the disk drives that Quantum develops and markets, costs associated with the MR recording head development and manufacture, the recording heads joint venture with MKE, dependence on suppliers, component shortages, future capital needs, warranty costs, foreign manufacturing, and price volatility of Quantum common stock. For information regarding litigation refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Dependence on MKE Relationship. Quantum is dependent on MKE for the manufacture of its disk drive products. Approximately 80% of the Company's sales in the six months ended September 28, 1997, and 81% of the sales in year ended March 31,1997, were derived from products manufactured by MKE. In addition, the formation of the joint venture with MKE to produce recording heads used in disk drive production in combination with the transition of the manufacturing of the Company's high-capacity products to MKE in fiscal 1997 has resulted in an increased dependence on MKE. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

In May 1997, Quantum completed renegotiation of its master agreement with MKE, which covers the general terms of the business relationship. The agreement was extended for a period of 10 years, unless terminated sooner as a result of certain specified events including a change-in-control of either Quantum or MKE. MKE currently manufactures all of the hard disk drives developed and marketed by Quantum. Quantum's relationship with MKE, which dates from 1984, is built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise.


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

MR Recording Heads Development and Manufacturing. Since the fiscal 1995 acquisition of MR recording heads technology as part of the acquisition of certain businesses of the Storage Business Unit of Digital Equipment Corporation, Quantum has made significant efforts to advance the development of its MR recording heads capability. To further this effort, MKE and Quantum formed a joint venture, MKQC in the first quarter of fiscal 1998 to partner in the research, development, and production of MR heads and technology. However, MR technology is relatively complex and, to date, the Company and MKQC's manufacturing yields for its MR heads have been lower than would be necessary for cost effective production of MR recording heads. The Company does not expect cost-effective production of MR recording heads to be realized in the near term. Until that time, the Company will incur losses based on its pro rata ownership interest in the new joint venture. However, there can be no assurance that the anticipated benefits of the joint venture will be realized on a timely basis or at all. The Company currently obtains 80% to 85% of its MR heads from outside sources.

Dependence on Suppliers of Components and Sub-Assemblies; Component Shortages. Each of the Company and its manufacturing partner, MKE, are dependent on qualified suppliers for components and sub-assemblies, including recording heads, media, and integrated circuits, which are essential to the manufacture of the Company's disk drive and tape drive products. In connection with certain products, the Company and MKE qualify only a single source for certain components and sub-assemblies, which can magnify the risk of shortages. Component shortages have constrained the Company's sales growth in the past, and the Company believes that the industry will periodically experience component shortages. For example, during the quarter ended September 28, 1997, the Company's ability to meet customer demand for its tape drive products was somewhat constrained by component availability and manufacturing capacity. If component shortages occur, or if the Company experiences quality problems with component suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company.

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

Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.


Item 2.  Changes in securities - Not Applicable.


Item 3.  Defaults upon senior securities - Not Applicable


Item 4.  Submission of matters to a vote of security holders

The 1997 Annual Meeting of Shareholders was held on July 22, 1997. The matters voted on were management's candidates for the Board of Directors; an amendment to Quantum's Employee Stock Purchase Plan for the purpose of increasing the number of shares reserved for issuance thereunder by 5,800,000 shares; an amendment to the 1993 Long-Term Incentive Plan for the purpose of adding stock option grant limitations in order to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended; and the appointment of Ernst & Young LLP to serve as Quantum's independent auditors for the fiscal year ending March 31, 1998.

The shareholders approved management's candidates for the Board of Directors. The votes were as follows:

                                       For           Withheld Authority
                                       ---           ------------------
    Stephen M. Berkley            109,975,924           2,545,514
    David A. Brown                112,014,612             506,826
    Michael A. Brown              112,022,134             499,304
    Robert J. Casale              112,023,406             498,032
    Edward M. Esber, Jr.          112,023,924             497,514
    Steven C. Wheelwright         112,017,806             503,632

The shareholders approved and ratified the amendment to Quantum's Employee Stock Purchase Plan for the purpose of increasing the number of shares reserved for issuance thereunder by 5,800,000 shares. The number of votes For were 89,188,652; the number of votes Against were 20,363,118; the number of votes Abstained were 529,664; and the number of Broker Non-Votes were 2,440,004.

The shareholders approved and ratified the amendment to the 1993 Long-Term Incentive Plan for the purpose of adding stock option grant limitations in order to comply with Section 162(m) of the

Internal Revenue Code of 1986, as amended. The number of votes For were 103,740,316; the number of votes Against were 5,859,942; the number of votes Abstained were 481,176; and the number of Broker Non-Votes were 2,440,004.

The shareholders approved the appointment of Ernst & Young LLP to serve as Quantum's independent auditors for the fiscal year ending March 31, 1998. The number of votes For were 112,357,792; the number of votes Against were 63,942; the number of votes Abstained were 99,704; and there were zero Broker Non-Votes.


Item 5.  Other information - Not Applicable


Item 6.  Exhibits and reports on Form 8-K.

              (a)  Exhibits.   The  exhibits  listed  on  the
                               accompanying index to exhibits immediately following the signature page are filed as part of this report.

              (b)  Reports on Form 8-K.

                   (1) Form 8-K dated July 28, 1997

                   (2) Form 8-K dated August 6, 1997

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              QUANTUM CORPORATION
                                                 (Registrant)




Date: October 29, 1997             By:    /s/ Richard L. Clemmer
                                          ---------------------------------
                                          Richard L. Clemmer
                                          Executive Vice President, Finance
                                             and Chief Financial Officer

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS

Exhibit
Number

10.1 MASTER LEASE dated as of August 22, 1997 between LEASE PLAN NORTH AMERICA, INC., as the Lessor and Quantum Corporation, as the Lessee.

10.2 PARTICIPATION AGREEMENT dated as of August 22, 1997 among Quantum Corporation, as Lessee, LEASE PLAN NORTH AMERICA, INC., as Lessor and as a Participant, ABN AMRO BANK N.V., SAN FRANCISCO INTERNATIONAL BRANCH, as a Participant, and ABN AMRO BANK N.V., SAN FRANCISCO INTERNATIONAL BRANCH, as Agent.

10.3     APPENDIX  1  to   Participation   Agreement,   Master   Lease  and
         Construction Deed of Trust each dated as of August 22, 1997 (Specialty Storage Product Group Facilities)

10.4 Second Extension and Modification of Credit Agreement, dated September 18, 1997, among Quantum Corporation and the Banks and THE SUMITOMO BANK, LIMITED, acting through its San Francisco Branch, as agent for the Banks and as Issuer.

11.1     Statement of Computation of Net Income Per Share

27       Financial Data Schedule