Form 10-Q
period 1997-12-28
QUANTUM CORP /DE/
filed 1998-01-26
CIK 709283

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 28, 1997: 136,452,870

                               QUANTUM CORPORATION

                                   10-Q REPORT

                                      INDEX
                                                                        Page
                                                                       Number
                                                                       ------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income             3

                  Condensed Consolidated Balance Sheets                   4

                  Condensed Consolidated Statements of Cash Flows         5

                  Notes to Condensed Consolidated Financial Statements    6


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          11


PART II - OTHER INFORMATION                                              28


SIGNATURE                                                                29

                               QUANTUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (unaudited)
                                                   Three Months Ended           Nine Months Ended
                                              December 28,   December 29,   December 28,   December 29,
                                                  1997          1996           1997            1996
                                              -----------    -----------    -----------    -----------
Sales                                         $ 1,519,881    $ 1,477,951    $ 4,519,516    $ 3,755,598
Cost of sales                                   1,384,208      1,262,494      3,809,826      3,263,384
                                              -----------    -----------    -----------    -----------

   Gross profit                                   135,673        215,457        709,690        492,214

Operating expenses:
   Research and development                        88,275         73,267        236,797        209,481
   Sales and marketing                             45,203         38,732        128,907        104,739
   General and administrative                      23,375         21,331         75,114         59,805
                                              -----------    -----------    -----------    -----------
                                                  156,853        133,330        440,818        374,025

   Income (loss) from operations                  (21,180)        82,127        268,872        118,189

Other (income) expense:
   Interest expense                                 9,806         13,855         24,135         37,861
   Interest income and other income and
   expense, net                                   (10,146)        (2,587)       (24,658)        (1,903)
   Equity in loss of investee                      22,651           --           42,222           --
                                              -----------    -----------    -----------    -----------
                                                   22,311         11,268         41,699         35,958

Income (loss) before income taxes                 (43,491)        70,859        227,173         82,231
Income tax provision                              (11,308)        18,424         59,065         21,380
                                              -----------    -----------    -----------    -----------

Net income (loss)                             $   (32,183)   $    52,435    $   168,108    $    60,851
                                              ===========    ===========    ===========    ===========

Net income (loss) per share:
   Basic                                      $     (0.24)   $      0.45    $      1.26    $      0.54
   Diluted                                    $     (0.24)   $      0.36    $      1.05    $      0.46

Weighted average common shares:
   Basic                                          135,842        115,921        133,669        113,728
   Diluted                                        135,842        154,596        165,642        151,103

See accompanying notes to condensed consolidated financial statements

                                                                               3

                               QUANTUM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       December 28,  March 31,
                                                           1997        1997
                                                       ----------   ----------
                                                       (unaudited)   (Note 1)
Assets
Current assets:
   Cash and cash equivalents                           $  716,588   $  345,125
   Accounts receivable, net of allowance for
      doubtful accounts of $ 13,912 and $ 10,610          823,026      887,477
   Inventories                                            423,445      252,802
   Deferred taxes                                         122,908      122,899
   Other current assets                                   105,592       80,116
                                                       ----------   ----------

Total current assets                                    2,191,559    1,688,419

Property and equipment, net of accumulated
   depreciation of $ 202,705 and $ 226,691                281,845      407,206
Purchased intangibles, net                                 18,290       42,131
Other assets                                              135,809       20,507
                                                       ----------   ----------
                                                       $2,627,503   $2,158,263
                                                       ==========   ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                    $  543,464   $  502,069
   Accrued warranty expense                                71,271       94,989
   Accrued compensation                                    74,721       63,093
   Income taxes payable                                    47,850       31,153
   Current portion of long-term debt                          913       44,229
   Other accrued liabilities                              173,245       80,045
                                                       ----------   ----------

Total current liabilities                                 911,464      815,578

Deferred taxes                                             33,250       33,587
Convertible subordinated debt                             528,850      241,350
Long-term debt                                             40,227      177,668

Redeemable preferred stock                                   --          3,888

Shareholders' equity:
   Common stock                                           520,130      459,800
   Retained earnings                                      593,582      426,392
                                                       ----------   ----------

Total shareholders' equity                              1,113,712      886,192
                                                       ----------   ----------
                                                       $2,627,503   $2,158,263
                                                       ==========   ==========


See accompanying notes to condensed consolidated financial statements


                               QUANTUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                      Nine Months Ended
                                                                  December 28,   December 29,
                                                                     1997           1996
                                                                  ---------       ---------
Cash flows from operating activities:
   Net income                                                     $ 168,108       $  60,851
   Items not requiring the current use of cash:
      Depreciation                                                   57,802          70,995
      Amortization                                                    9,332          20,552
      Compensation related to stock plans                             3,099           1,767
   Changes in assets and liabilities:
      Accounts receivable                                            64,451         (92,024)
      Inventories                                                  (170,643)        206,714
      Accounts payable                                               41,395        (121,454)
      Income taxes payable                                           16,697           7,495
      Accrued warranty expense                                      (23,718)          8,428
      Other assets and liabilities                                  104,122         (93,307)
                                                                  ---------       ---------
Net cash provided by operating activities                           270,645          70,017
                                                                  ---------       ---------

Cash flows from investing activities:
   Investment in property and equipment                            (124,299)       (148,331)
   Proceeds from disposition of property and equipment               23,932          14,645
   Purchase of equity securities                                    (15,000)           --
   Purchase of intangible assets                                    (16,000)           --
   Proceeds from sale of interest in recording heads operations      94,000            --
                                                                  ---------       ---------
Net cash used in investing activities                               (37,367)       (133,686)
                                                                  ---------       ---------

Cash flows from financing activities:
   Proceeds from long-term credit facilities                           --           310,091
   Proceeds from issuance of convertible subordinated note          287,500            --
   Proceeds from mortgage loan                                         --            42,105
   Principal payments on credit facilities                         (180,757)       (262,946)
   Proceeds from issuance of common stock                            31,442          28,982
                                                                  ---------       ---------
Net cash provided by financing activities                           138,185         118,232
                                                                  ---------       ---------

Net increase in cash and cash equivalents                           371,463          54,563
Cash and cash equivalents at beginning of period                    345,125         164,752
                                                                  ---------       ---------
Cash and cash equivalents at end of period                        $ 716,588       $ 219,315
                                                                  =========       =========

Supplemental disclosure of cash flow information:
   Conversion of debentures                                                       $  42,011
   Conversion of redeemable preferred stock to common stock       $   3,888
   Note received on disposition of property and equipment                         $  18,000
   Cash paid during the period for:
      Interest                                                    $  11,793       $  35,592
      Income Taxes                                                $  59,806       $  13,839


See accompanying notes to condensed consolidated financial statements.

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


2.   Inventories

   Inventories consisted of the following:
      (In thousands)
                                                 December 28,     March 31,
                                                     1997           1997
                                                  ---------       ---------

   Materials and purchased parts                  $  69,628       $  39,898
   Work in process                                   44,038          48,005
   Finished goods                                   309,779         164,899
                                                  ---------       ---------
                                                   $423,445        $252,802
                                                  =========       =========


3.   Net income per share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options and convertible securities. Diluted net income (loss) per share is very similar to the previously reported fully diluted net income (loss) per share. All net income (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:
 (In thousands except per share data)                     Three Months Ended                 Nine Months Ended
                                                        Dec 28,          Dec 29,          Dec 28,          Dec 29,
                                                         1997             1996             1997             1996
                                                    -------------    -------------    -------------    -------------
Numerator:
   Numerator for basic net income (loss) per
   share - income (loss) available to common
   stockholders                                       $ (32,183)         $ 52,435         $168,108         $ 60,851

   Effect of dilutive securities:
   6 3/8% Convertible subordinated notes                                      922                             2,984
   5% Convertible subordinated notes                                        1,810            5,430            5,430
                                                    -------------    -------------    -------------    -------------
   Numerator for diluted net income (loss)
   per share - income (loss) available to
   common stockholders                                $ (32,183)         $ 55,167         $173,538         $ 69,265
                                                    -------------    -------------    -------------    -------------

Denominator:
   Denominator for basic net income (loss)
   per share - weighted average shares                   135,842          115,921          133,669          113,728

   Effect of dilutive securities:
   Outstanding options                                                      6,423           10,347            4,286
    6 3/8% convertible subordinated notes                                  10,626                            11,463
   5% convertible subordinated notes                                       21,626           21,626           21,626
                                                    -------------    -------------    -------------    -------------

   Denominator for diluted net income (loss)
   per share - adjusted weighted average
   shares and assumed conversions                        135,842          154,596          165,642          151,103
                                                    =============    =============    =============    =============

Basic net income (loss) per share                    $    (0.24)       $     0.45      $      1.26       $     0.54
                                                    =============    =============    =============    =============

Diluted net income (loss) per share                  $    (0.24)       $     0.36      $      1.05       $     0.46
                                                    =============    =============    =============    =============

The computation of diluted net income (loss) per share for the three and nine months ended December 28, 1997, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares at a conversion price of $46.325 per share, because the effect would be antidilutive. In addition, the computation of diluted net income (loss) per share for the three months ended December 28, 1997, excluded the effect of the 5% convertible subordinated notes issued in February 1996, which are convertible into 21,626,344 shares at a conversion price of $11.16 per share, because the effect would be antidilutive.

For the nine month period ended December 28, 1997, options to purchase 1,450,016 shares of common stock were outstanding during the period, but were not included in the computation of diluted net income (loss) per share because certain of the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive; and because of the use of weighted average shares outstanding to compute diluted net income
(loss) per share. For the three month period ended December 28, 1997, total outstanding options to purchase 18,216,761 shares of common stock were outstanding at December 28, 1997, but the corresponding weighted average outstanding options were not included in the computation of diluted net income (loss) per share because the Company reported a net loss for the period and accordingly the effect would be antidilutive.

Actual shares outstanding as of December 28, 1997 were 136,452,870.


4.   Debt & Capital

The previously outstanding revolving credit line, term loan, and equipment loan, which had carrying amounts of $110 million, $56 million, and $14 million, respectively, as of March 31, 1997, were repaid and terminated in the first fiscal 1998 quarter.

In June 1997, the Company entered into an unsecured senior credit facility which provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of December 28, 1997, there was no outstanding balance drawn on this line.

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

The Company  extended until  September 1998 an $85 million  unsecured  Letter of
Credit   facility   with   certain   banks  to  issue   letters   of  credit  to
Matsushita-Kotobuki Electronics ("MKE") and its affiliates.

The holder of the 90,000 shares of Redeemable Convertible Participating Series B Preferred Stock exercised its right to convert the shares to Quantum common stock. The Company issued 180,000 shares of its common stock pursuant to the conversion.


5.  Litigation

The Company and certain of its current and former officers and directors have been named as defendants in two class action lawsuits, one filed on August 28, 1996, in the Superior Court of Santa Clara County, California, and one filed on August 30, 1996, in the U.S. District Court of the Northern District of California. The plaintiff in both class actions purports to represent a class of all persons who purchased the Company's common stock between February 26, 1996, and June 13,

1996. The complaints allege that the defendants violated various federal securities laws and California statutes by concealing and/or misrepresenting material adverse information about the Company and that individual defendants sold shares of the Company's stock based upon material nonpublic information.

On February 25, 1997, in the Santa Clara County action, the Court sustained defendants' demurrer to most of the causes of action in the complaint, with leave to amend. At a June 12, 1997, demurrer hearing in state court, the judge dismissed the action as to four of the individual defendants with prejudice and as to three of the individual defendants without prejudice. The demurrer as to the Company was overruled. Defendants' motion that the action not be permitted to proceed as a class action was denied without prejudice. The Court heard oral argument on plaintiffs' motion for class certification on November 4, 1997. To date, there has been no ruling on that motion. On October 30, 1997, the Court granted defendants' motion for creation of an ethical wall. Plaintiffs' motion for reconsideration of the Court's order was denied on December 15, 1997.

With respect to the federal action, defendants filed their motion to dismiss on April 16, 1997. The Court granted defendants' motion to dismiss without prejudice. On September 11, 1997, plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 24, 1997. A hearing on that motion is scheduled for February 3, 1998.

Certain of the Company's current and former officers and directors were also named as defendants in a derivative lawsuit, which was filed on November 8, 1996, in the Superior Court of Santa Clara County. The derivative complaint was based on factual allegations substantially similar to those alleged in the class action lawsuits. Defendants' demurrer to the derivative complaint was sustained without prejudice on April 14, 1997. Plaintiffs did not file an amended complaint. On August 7, 1997, the Court issued an order of dismissal and entered final judgment dismissing the complaint.


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

The RHO assets which Quantum contributed to the JV are primarily comprised of inventory, equipment, accounts receivable, premises and intangibles, which aggregated approximately $210 million and the third party liabilities totaled approximately $32 million. In addition, the JV will lease certain premises from Quantum, and RHO employees will become employees of the JV. One of these leases results, in substance, in a transfer of premises with an approximate carrying value of $48 million to the JV.

MKE and the Company will share pro rata in the capital funding requirements, if any, and results of operations of the JV. The Company plans to continue to utilize the recording heads manufactured by the JV in its disk drive products manufactured by MKE.

Subsequent to May 16, 1997, the Company began to account for its 49% interest in the JV using the equity method of accounting. The Company's equity interest in the operating results of the JV were reported in other (income) expense. The results of RHO through May 15, 1997 were consolidated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis includes:

o    Business overview.

o    Strategic developments.

o A comparison of Quantum's results of operations in the three and nine months ended December 28, 1997 with the results in the corresponding periods in fiscal 1997.

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


Business Overview

Founded in 1980, Quantum Corporation ("Quantum" or the "Company"), has developed leadership positions in both fixed and removable storage products. As the leader in the mid-range tape market and one of the highest volume global suppliers of hard disk drives, Quantum is widely recognized as the storage industry's quality leader. The Company sells a broad range of storage products to original equipment manufacturers ("OEMs") and distribution customers worldwide.

Quantum designs, develops, and markets information storage products, including high-performance, high-quality half-inch cartridge tape drives, tape media, hard disk drives, and solid state disk drives. The half-inch cartridge tape drives and solid state disk drives are manufactured by the Company. The Company combines its engineering and design expertise with the high-volume manufacturing capabilities of its exclusive manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan, a subsidiary of Matsushita Electric Industrial Co., Ltd., to produce high-quality hard disk drives. Quantum is also involved, through a joint venture with MKE, in the research, development and manufacture of magnetoresistive ("MR") recording heads that are used in hard disk drives produced for the Company.

The Company's strategy is to offer a diversified product portfolio that features leading-edge technology and high-quality manufacturing for a broad range of market applications. Inherent in this strategy is a focus on meeting and anticipating customers' information storage needs and on the research and development of storage product technology.

The Company's information storage business currently includes the following two components:

         Specialty Storage Products. Quantum designs, develops, manufactures, and markets half-inch cartridge tape drives based on DLTTM technology and solid state disk drives. Quantum also designs, develops and markets the DLTTM tape media. The DLTTM tape drives (30GB to 70GB) use advanced linear recording technology and a highly accurate tape guide system to perform data backup for mid-range and high-end computer systems. Quantum has exclusive worldwide manufacturing rights for the DLTTM technology and is the sole manufacturer of DLTTM tape drives. The Company believes that DLTTM tape drives have become the primary market standard in the mid-range segment of the storage tape market. The Company's solid state disk drives have high execution speeds required for applications such as imaging, multimedia, video-on-demand, on-line transaction processing, material requirements planning, and scientific modeling.

         The Company's current DLTTM tape drive and automation product offerings include:

         Quantum DLT(TM) 2000XT, DLT(TM) 4000 and DLT(TM) 7000 tape drives. The Quantum DLT(TM) 2000XT tape drive features a native storage capacity of 15 gigabytes ("GB") and a sustained data transfer rate of 1.25MB per second. The Quantum DLT(TM) 4000 features a native storage capacity of 20GB per cartridge and a sustained data transfer rate of 1.5MB per second. The Quantum DLT(TM) 7000 tape drive offers a combination of 35GB native capacity and a sustained data transfer rate of 5MB per second.

         Quantum DLTstor(TM) autoloader and libraries. Each autoloader consists of an elevator mechanism that provides random or sequential cartridge access between a tape drive and cartridge magazines. The libraries and autoloaders are available as 5, 7 and 14 cartridge units.

         The Company's current solid state disk drives product offerings include:

         The Quantum Rushmore(TM) NTE ESP3000 and ESP5000. These products have a data access time that is up to 15 times faster than magnetic disk drives and are available in megabyte (MB) capacities ranging from 134MB to 950MB.

         The Rushmore(TM) Ultra family of solid state disk drives consists of the RU3000 and RU5000 series. These drives offer capacities ranging from 134 MB to 1.66GB at an access time up to 10 times faster than conventional hard drives.

         Enterprise and Personal Storage Products. Quantum designs, develops, and markets technologically advanced desktop and high-end hard disk drives. These drives are designed to meet the storage needs of entry-level to high-end desktop personal computers ("PCs") for use in both home and business environments, and for the demanding storage needs of high-end desktop systems, workstations, network servers, minicomputers and storage subsystems. The high-end disk drives are designed for storage-intensive applications, such as graphics, disk arrays, desktop publishing systems, multimedia computing systems, networked data bases, and file servers.

         The Company's current desktop disk drive product offerings include:

         The Quantum Bigfoot family of 5.25-inch drives, with 1.2 to 12GB of storage. These drives give home PC users an economical high-capacity desktop storage solution.

         The latest drives in the Quantum Bigfoot family, which began volume shipment in the third quarter of fiscal 1998, are the Quantum Bigfoot TX series of 5.25-inch hard disk drives. The Quantum Bigfoot TX series feature capacities of 4GB, 6GB, 8GB and 12GB; and feature MR heads, a PRML read channel, high internal data rates and an Ultra ATA interface. The Bigfoot TX drive series is intended to meet the storage requirements of entry-level commercial systems as well as mainstream PCs.

         The Quantum Fireball family of 3.5-inch drives, includes the Fireball SE series in capacities of 2.1GB to 8.4GB, the Fireball ST series in capacities from 1.6GB to 6.4GB, and the Fireball TM series in capacities from 1.0GB to 3.8GB. The Fireball family of drives are targeted for use in power and corporate business PCs, as well as entry-level workstations and servers. The Quantum Fireball drive family is intended to meet the storage requirements of powerful central processing units ("CPUs"), and complex operating systems and applications. By combining MR head and PRML read channel technologies, the Fireball drive family provides leading areal density and innovative technology for capacity-demanding desktop systems and servers.

         The Quantum Pioneer SG drives are available in 1.0GB and 2.1GB capacities, and are Quantum's first drives with proximity recording head technology. The Pioneer SG drives fulfill the storage needs of corporate and small office/home office computer users.

         The Company's current high-end disk drive product offerings include:

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


Effective May 1997, the Company's involvement in the design, development, and manufacture of MR recording heads is through a 49% ownership interest in a joint venture with MKE, named MKE-Quantum Components LLC ("MKQC"). The MR recording heads are used in the Company's products. The Company believes that MR technology, which provides higher capacity per disk than conventional thin-film heads, is replacing thin-film heads as the leading recording head technology. MKQC does not currently market MR heads to other companies.

Quantum operates in an industry characterized by rapid technological change. The Company is currently concentrating its product development efforts on broadening its existing tape and disk drive product lines through the introduction of new products, including new tape drives, new high-capacity hard disk drive products to be manufactured by MKE, as well as new products targeted specifically for the increasing storage needs of the desktop market. The Company is also focusing its efforts on applying its MR technology to new generations of disk drives.


Strategic Developments

Changes to Improve Operation of Quantum's High-End Hard Disk Drive Business. Quantum established changes to its hard disk drive business designed to enhance product development focus, improve time to market competitiveness, and as a result improve the operating results of this business. The key decisions and changes include:

o    Adopt a common architecture for all of the Company's high-end products.

o    Refocusing on high-end product design platforms.

o    Simplifying the Company's product development plans for future products.

o    Focusing   resources  to  develop  platforms  which  can  be  modified  for utilization in both desktop or high-end applications.

o    Realigning certain development program engineering resources.

o Combining the infrastructure supporting the desktop (Desktop and Portable Storage Group) and high-end products (Workstation and Systems Storage Group) into one organizational unit, the Enterprise & Personal Storage Group.

The President of the Enterprise & Personal Storage Group is Mr. Young Sohn, formerly President of the Desktop and Portable Storage Group. Mr. Kenneth Lee will continue as the Company's Chief Technical Officer.

These changes eliminated the need for a previously planned expansion in the hard drive business headcount, resulted in a small number of reassignments, and will result in the elimination of a small number of jobs next spring.

In conjunction with these changes, and as a result of the intensified competitive dynamics in the high-end disk drive marketplace, the Company has begun to transition to the Company's next generation of high-end products. As a result, the Company recorded a $103 million special charge which primarily consists of inventory write-offs and adjustments, and losses related to firm inventory purchase commitments.


MKQC Strategic Actions. In the third quarter of fiscal 1998, MKQC took strategic actions to streamline its operations in order to improve its operating efficiency and negative operating results. The primary strategic action was to combine the manufacturing launch activity previously performed in Louisville, Colorado, for wafer and Slider/HGA products with the existing volume manufacturing of these products in Shrewsbury, Massachusets, and Batam, Indonesia, respectively. Consequently, the operation of the Louisville, Colorado facility will be refocused on research and development. As a result of these actions, MKQC recorded a charge for severance, equipment write-off, lease termination, and other costs. The charge impacted Quantum's 49% equity share in MKQC's loss by approximately $5 million.


Results of Operations

Sales. Sales for the three and nine months ended December 28, 1997, were $1.520 billion and $4.520 billion, respectively, compared to $1.478 billion and $3.756 billion, respectively, for the corresponding periods in fiscal 1997. These sales increases reflected an increase in shipments of DLT TM tape drives. The nine month comparative sales increase also reflected an increase in DLT TM tape media sales. The DLT TM increases reflects a steady increase in production volume, which during the quarter were at levels that met product demand. Although unit sales of hard disk drives increased in the three and nine months comparative periods, declines in average unit prices resulted in a decline in hard disk drive revenue. For the fourth quarter of fiscal 1998, the Company expects sales shipments and prices to be roughly flat or decline slightly compared to the sales level achieved in the third quarter of fiscal 1998.

Sales of desktop and high-end hard drives for the three and nine months ended December 28, 1997, represented 78% and 79% of total sales, respectively, and the Company anticipates that desktop products will continue to constitute a majority of sales in the future. Sales of DLT TM products continued to increase and represented 22% and 21% of sales in the three and nine months ended December 28, 1997, respectively, compared to 14% and 13%, respectively, in the corresponding periods in fiscal 1997. The Company expects that sales of DLT TM products will continue to increase as a percentage of the Company's total sales in the future. Sales of DLT TM products are expected to grow at a rate which is consistent with the growth rate for the mid-range server market, which is expected to be less than the DLT TM product sales growth rate for the past year.

Sales to the Company's top five customers for the three and nine months ended December 28, 1997, represented 39% and 40% of sales, respectively, compared to 40% and 39% of sales, respectively, for the corresponding periods in fiscal 1997. Sales to Hewlett-Packard were 13% and 12% of sales in the three and nine months ended December 28, 1997, respectively, compared to 11% and 10% of sales, respectively, in the corresponding periods in fiscal 1997. Sales to Compaq Computer, Inc. were less than 10% of sales in the three and nine months ended December 28, 1997, respectively, compared to 12% in the corresponding periods of fiscal 1997.


Gross Margin Rate. The gross margin rate for the quarter ended December 28, 1997 decreased 5.7 percentage points to 8.9% from 14.6% in the quarter ended December 29, 1996. The gross margin rate for the first nine months of fiscal 1998 increased 2.6 percentage points to 15.7%, from 13.1% in the corresponding period in fiscal 1997.

The quarterly and fiscal year to date comparative margin rate changes reflected the impact of the previously discused $103 million special charge. The special charge was related to the transition to the Company's next generation high-end disk drive products; and primarily consisted of inventory write-offs and adjustments, and losses related to firm inventory purchase commitments. The gross margin excluding the impact of the charge was 15.7% and 18.0% in the three and nine month periods ended December 28, 1997.

The quarterly and fiscal year-to-date comparative margin rate increase, excluding the impact of the special charge, reflected increases in DLT TM tape drive product margins and margin contribution, and of the impact of the application of the equity method of accounting to the Company's involvement in the recording heads operations, subsequent to May 16, 1997. The increase in DLT TM tape drive product margins and margin contribution reflected an increase in overall sales mix to tape drive products, and within this product group the sales mix has shifted to higher-capacity higher-margin tape drive products, particularly to the Quantum DLT TM 7000 tape drive. These increases were partially offset by declines in margins earned on hard disk drives, particularly on desktop drives. The decline in hard disk drive margins reflected competitive pricing pressure.


Research and Development Expenses. In the three and nine months ended December 28, 1997, the Company's research and development expenses were $88 million, or 5.8% of sales, and $237 million, or 5.2% of sales, respectively; compared to $73 million, or 5.0% of sales, and $209 million, or 5.6% of sales, respectively, in the corresponding periods of fiscal 1997. These increases in research and development expenses reflect pre-production activity on new products; as well as expenses related to new information storage products and technologies, including optical storage technology.


Sales and Marketing Expenses. Sales and marketing expenses in the three and nine months ended December 28, 1997, were $45 million, or 3.0% of sales, and $129 million, or 2.9% of sales, respectively, compared to $39 million, or 2.6% of sales, and $105 million, or 2.8% of sales, respectively, in the corresponding periods in fiscal 1997. The increases in sales and marketing expenses were related to the costs of supporting the Company's higher volumes of sales.


General and Administrative Expenses. General and administrative expenses in the three and nine months ended December 28, 1997, were $23 million, or 1.5% of sales, and $75 million, or 1.7% of sales, respectively, compared to $21 million, or 1.4% of sales, and $60 million, or 1.6% of sales, respectively, in the corresponding periods in fiscal 1997. The increases in general and administrative expenses reflected expansion of the Company's infrastructure.


Other Income/Expense. Net other income and expense in the three and nine months ended December 28, 1997 was a net expense of $22 million and $42 million, respectively, compared to $11 million and $36 million, respectively, in the corresponding periods in fiscal 1997. The change in interest expense reflected decreases in the average amount of debt outstanding. The change in interest income and other income and expense, net reflects an increase in interest income corresponding to an increase in average cash balances. The equity in loss of investee reflected the Company's equity share in the operating losses of MKQC since May 16, 1997, when this joint venture was established. Prior to May 16, 1997, the recording head operations of Quantum, which became the operations of MKQC, were fully consolidated by Quantum. The equity in loss of investee in the third quarter of fiscal 1998 included approximately $5 million representing the Company's share of the charge included in MKQC's operating results for severance, equipment write-off, lease termination, and other costs associated with MKQC's strategic actions. A combination of operating costs, manufacturing yields, product transitions, and soft demand related to Quantum's performance in the high-end of the hard disk drive market have resulted in sequentially declining performance of MKQC. These adverse conditions are expected to continue in the fourth fiscal 1998 quarter.


Income Taxes. The effective tax rate for the three and nine months ended December 28, 1997, at 26%, was flat compared to the rate in the corresponding periods ended December 29, 1996. The effective tax rate is expected to increase in fiscal 1999, due to the expected contribution of DLT TM products to operating results which are taxed at standard U.S. corporate tax rates.


Liquidity and Capital Resources

At December 28, 1997, the Company had $717 million in cash and cash equivalents, compared to $345 million at March 31, 1997. For the nine month period ended December 28, 1997, cash was provided by operating and financing activities. Operating activities included cash provided from net income, an increase in other accrued liabilities and a decrease in accounts receivable; which was partially offset by an increase in inventory. Financing activities included $288 million of proceeds from the issuance of 7% convertible subordinated notes. Cash provided by financing activities was partially offset by the repayment of the outstanding senior credit facility in the first fiscal 1998 quarter. Cash used in investing activities, primarily for investment in property and equipment, was largely offset by cash provided from a $94 million payment from MKE as part of the formation of the recording heads joint venture company, MKQC.

The revolving credit line, term loan, and equipment loan, which were paid off and terminated in the first fiscal 1998 quarter had carrying amounts of $110 million, $56 million, and $14 million, respectively, as of March 31, 1997.

In June 1997, the Company entered into an unsecured senior credit facility which provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of December 28, 1997, there was no outstanding balance drawn on this line.

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

The holder of the 90,000 shares of Redeemable Convertible Participating Series B Preferred Stock exercised its right to convert the shares to Quantum common stock. The Company issued 180,000 shares of its common stock pursuant to the conversion.

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

The Company believes that its existing and available capital resources, including its unsecured senior credit facility and any cash generated from operations will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet the Company's expectations, and actual results could vary due to certain of the factors described in the Trends and Uncertainties section that follows.


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

         o Rapid technological change - Technology advancement in the information storage industry is very rapid.

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

Intensely Competitive Industry. To compete within the information storage industry, Quantum frequently introduces new products and transitions to newer versions of existing products. Product introductions and transitions are significant to the operating results of Quantum, and if they are not successful, the Company would be materially and adversely affected. The hard disk drive market, in particular, also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices more than expected and transition products sooner than expected, which could materially adversely affect the Company. For example, in the third quarter of fiscal 1998, excess inventory in the hard drive market, aggressive pricing and corresponding margin reduction, particularly in the distribution channel for desktop hard disk drives, and the transition related to the Company's high-end disk drives have adversely impacted the Company's operating results in the third fiscal 1998 quarter. As a result, the Company recorded a $103 million special charge which primarily consists of inventory write-offs and adjustments, and losses related to firm inventory purchase commitments. The special charge is based on estimates and assumptions made by management based on information available as of the date of the financial statements. The use of estimates and assumptions are inherently uncertain and actual results may differ. If demand, competition and pricing prove to be significantly more adverse than estimated, the Company's operating results could be further adversely affected.

In addition, the Company's customers could commence the manufacture of disk and tape drives for their own use or for sale to others. Any such loss of customers could have a material adverse effect on the Company.

Quantum faces direct competition from a number of companies, including Seagate, Western Digital, IBM, Maxtor, Exabyte, Sony and Fujitsu. In the event that the Company is unable to compete effectively with these companies, any other company, or any collaboration of companies, the Company would be materially adversely affected. The Company's information storage product competition can be further broken down as follows:

      Specialty Storage Products. In the market for tape drives, the Company competes with other companies that have tape drive product offerings and alternative formats, including Hewlett Packard, Exabyte, Storage Technology, and Sony. The Company targets a market segment that requires a mission critical backup system and archiving, and competes in this segment based on the reliability, data integrity, performance, capacity and scalability of its tape drives. Although the Company has experienced excellent market acceptance and conditions for its tape drive products, the market would become more competitive if other companies individually or collaboratively broaden their product lines in this market. As a result, the Company could experience increased price and performance competition. If price or performance competition increases, the Company could be required to lower prices, resulting in decreased margins, in which case the Company' operating results could be materially adversely affected.

      Desktop Storage Products. In the market for desktop products, Quantum competes primarily with Seagate, Western Digital, Maxtor, IBM and Fujitsu. Quantum and its competitors have developed and continue to develop a number of products targeted at particular segments of this market, such as business users and home PC buyers, and factors such as time to market, cost, product performance, quality and reliability can have a significant effect on the success of any particular product. The desktop market is characterized by more competitiveness and shorter product life cycles than the information storage industry in general.

      Workstation and System Storage Products. The Company faces competition in the high-capacity disk drive market primarily from Seagate, IBM and Fujitsu. Seagate has the largest share of the market for high-end disk drives. Although the same competitive factors identified above as being generally applicable to the overall disk drive industry apply to high-end disk drives, the Company believes that the performance, quality and reliability of its products are even more important to the users in this market than to users in the desktop market. However, this does not lessen the intensely competitive nature of the high-end of the hard disk drive market. For example, in the third fiscal 1998 quarter, the impact of intense competition, lower demand and pricing pressure was reflected in the transition related to the Company's high-end products. The Company does not anticipate that the high-end disk drive products will return to profitability prior to shipping next generation products and there can be no assurance as to the profitability of next generation products. The Company's operating results in the high-capacity market during the foreseeable future is dependent on the successful development, timely introduction, market acceptance, and product transition of key new products, as to which there can be no positive assurance.


Rapid Technological Change, New Product Development, and Qualification. In the hard disk drive market, the combination of an environment of rapid technological changes, short product life cycles and intense competitive pressures results in gross margins on specific products decreasing rapidly. Accordingly, any delay in the introduction of more advanced and more cost-effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to anticipate what customers will demand and to develop the new products to meet this demand and which effectively compete with the products of competitors. The Company must also qualify new products with its customers, successfully introduce these products to the market on a timely basis, and commence and achieve volume production to meet customer demands. Due to these factors, the Company expects that sales of new products will continue to account for a significant portion of its future hard disk drive sales and that sales of older products will decline accordingly.

The Company is frequently in the process of qualifying new products with its customers. The customer qualification process for disk drive products, particularly high-capacity products, can be lengthy, complex, and difficult. In addition, the Company transitioned the manufacturing of its high-capacity products to MKE during the first half of fiscal 1997. In the event that the Company is unable to obtain additional customer qualifications for new products in a timely manner, or at all, or in the event that MKE is unable to continue to manufacture such products in volume and with consistent high quality, the Company would be materially adversely affected.

In the mid-range tape drive market, the Company has experienced significantly less rapid technological change, as well as less technology and performance based competition as compared to that experienced in the hard disk drive market. This has resulted in generally favorable and stable product gross margins on sales of the Company's DLT brand tape products. These favorable margins, in conjunction with the eroded gross margins in the hard disk drive market, has resulted in the Company's earnings on the sale of tape drive and related media products becoming the primary source of the Company's operating income in the third fiscal 1998 quarter. In the third fiscal 1998 quarter, tape drive and related media operating results contributions partially offset the poor results and special charge associated with the Company's hard disk drive operations, particularly that related to high-end disk drive products. Given the favorable tape drive market conditions that the Company has experienced, competitors are likely to be aggressively trying to make technological advances and take other steps in order to more successfully compete with the Company's DLT brand tape products. Successful competitor product offerings, which target the market in which the Company's DLT brand tape products compete, could have a material adverse effect on the Company.
Additionally, in the event that the Company is not able to maintain the competitiveness of the Company's DLT brand tape product's technology, performance, quality and reliability or otherwise not meet the requirements that the market demands it could lose market share and experience declining sales and gross margins which would have a material adverse effect on the Company.

In the information storage industry in general, there can be no assurance that the Company will be successful in the development and marketing of any new products and components in response to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and components; or that the Company's new products and components will adequately meet the requirements of the marketplace and achieve market acceptance. In addition, technological advances in magnetic, optical or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance to and substantially lower prices than the Company's products. Further, the Company's new products and components are subject to significant technological risks. If the Company experiences delays in the commencement of commercial shipments of new products or components, the Company could experience delays or loss of product sales. If the Company is unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company would be materially adversely affected.

As part of the Company's strategy to remain technologically competitive, the Company has invested in technologies, such as in Near Field Recording TM through a strategic alliance with and investment in TeraStor, and its investment in MR recording heads through the joint venture, MKQC. There can be no assurance that the technologies, companies and ventures in which the Company has invested will be profitable in the information storage industry. Adverse technological or operating outcomes could result in impairment and write down of associated investments which could have a material adverse effect on the Company.


Customer Concentration. In addition to the information storage industry and the Company's customer base being concentrated, the customers generally are not obligated to purchase any minimum volume of the Company's products, and the Company's relationships with its customers are generally terminable at will by its customers.

Sales of the Company's desktop and tape products, which together comprise a majority of its overall sales, were concentrated with several key customers in the nine months ended December 28, 1997, and the fiscal year ended March 31, 1997. Sales to the Company's top five customers for the nine months ended December 28, 1997, and for the fiscal year ended March 31, 1997, represented 40% and 38% of sales, respectively. In the nine month period ended December 28, 1997, revenue from the top five customers was derived from both the OEM and Distribution sales channel, 29% and 11% respectively. One OEM, Hewlett Packard, represented 12% of total revenue for the nine months ended December 28, 1997. No single distribution channel customer represented 10% or more of total revenue. Because of the rapid and unpredictable changes in market conditions, the Company is unable to predict whether or not there will be any significant change in demand for any of its customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss of or delays in orders, the Company could be materially adversely affected. In addition, the loss of one or more key customers could materially adversely affect the Company.


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

Sales of tape drives and tape drive-related products have tended to be more stable and have become a significant component of sales for the Company. Beginning in the third quarter of fiscal 1998, sales of DLTTM tape drives and DLTTM tape drive-related products achieved gross margin and profitability which significantly exceeded that achieved from the sale of the Company's desktop hard drive products. In this regard the company expects sales of DLTTM products, which represented 21% of sales and a majority of operating profits for the nine months ended December 28, 1997, will continue to represent a major portion of the Company's operating profits in the future. On a sequential quarterly basis in fiscal 1998, the Company expects the rate of sales growth to lessen compared to the rates achieved over the past year. In addition, there can be no assurance that any growth expectations will be achieved or that current market conditions will continue.

The Company has experienced longer product cycles for its tape drives and tape drive-related products compared with the short product cycles of disk drive products. However, there is no assurance that this trend will continue.

The Company could experience decreases in demand for any of its products in the future, which could have a material adverse effect on the Company. For the fourth fiscal 1998 quarter, the Company expects to experience continued gross margin pressure with respect to its high-end and desktop hard disk drive products.

The hard disk drive industry has also been subject, from time to time, to seasonal fluctuations in demand. The Company has typically experienced the market to demonstrate relatively flat to slightly declining demand in the quarter ending in March compared with the quarter ending in December. The Company expects this trend to continue with respect to the quarter ending March 31, 1998. In addition, the Company's shipments tend to be highest in the third month of each quarter, which occurred in the quarter ended December 28, 1997 and which the Company expects to occur again in the quarter ending March 31, 1998. As a result, and because the Company has no long-term purchase commitments from its customers, future demand is difficult to predict. The failure by the Company to complete shipments in the final month of a quarter due to a decline in customer demand, manufacturing problems or other factors would adversely affect the Company's operating results for that quarter.


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


Trends and Uncertainties More Specific to Quantum

Certain trends and uncertainties relate more specifically to Quantum and are not necessarily indicative of the information storage industry as a whole. These trends and uncertainties include dependence on MKE for the manufacture of the disk drives that Quantum develops and markets; costs associated with MKQC, which is the MR recording heads joint venture with MKE; dependence on suppliers; component shortages; future capital needs; warranty costs; foreign manufacturing; and price volatility of Quantum common stock. For information regarding litigation refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.


Dependence on MKE Relationship. Quantum is dependent on MKE for the manufacture of its disk drive products. Approximately 79% of the Company's sales in the nine months ended December 28, 1997, and 81% of the sales in year ended March 31,1997, were derived from products manufactured by MKE. In addition, the formation of the MKQC joint venture with MKE to develop and produce recording heads used in disk drive production, and the transition of the manufacturing of the Company's high-capacity products to MKE in fiscal 1997 has resulted in an increased dependence on MKE. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

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

      Volume and Pricing. MKE's production schedule is based on the Company's forecasts of its product purchase requirements, and the Company has limited contractual rights to modify short-term purchase orders issued to MKE. Further, the demand in the desktop business is inherently volatile, and there is no assurance that the Company's forecasts are accurate. In addition, the Company periodically negotiates pricing arrangements with MKE. The failure of the Company to accurately forecast its requirements or successfully adjust MKE's production schedule, which could lead to inventory shortages or surpluses, or the failure to reach pricing agreements reasonable to the Company would have a material adverse effect on the Company. For example, a portion of the $103 million special charge recorded in the third quarter of fiscal 1998 reflects losses on firm inventory commitments associated with high-end disk drive product production at MKE.

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


MKQC - Joint Venture for MR Recording Heads Development and Manufacturing. Since the fiscal 1995 acquisition of MR recording heads technology as part of the acquisition of certain businesses of the Storage Business Unit of Digital Equipment Corporation, Quantum has made significant efforts to advance the development of its MR recording heads capability. To further this effort, MKE and Quantum formed a joint venture, MKQC, in the first quarter of fiscal 1998 to partner in the research, development, and production of MR heads and technology. However,

MR technology is relatively complex and, to date, the Company and MKQC's manufacturing yields for its MR heads have been lower than would be necessary for cost effective production of MR recording heads. The Company does not expect cost-effective production of MR recording heads to be realized in the near term. Until that time, the Company will incur losses based on its pro rata ownership interest in the new joint venture. However, there can be no assurance that the anticipated benefits of the joint venture will be realized on a timely basis or at all. The Company currently obtains 80% to 85% of its MR heads from outside sources.

In the third quarter of fiscal 1998, MKQC took strategic actions to streamline its operations in order to improve its operating efficiency and negative operating results. The primary strategic action was to combine the manufacturing launch activity previously performed in Louisville, Colorado, for wafer and Slider/HGA products with the existing volume manufacturing of these products in Shrewsbury, Massachusetts, and Batam, Indonesia, respectively. As a result of the change, the operation of the Louisville, Colorado facility will be refocused on research and development. There can be no assurance that MKQC's strategic actions will be implemented successfully or will be successful in improving the operating efficiency or the negative operating results of MKQC.

Dependence on Suppliers of Components and Sub-Assemblies; Component Shortages. Both the Company and its manufacturing partner, MKE, are dependent on qualified suppliers for components and sub-assemblies, including recording heads, media, and integrated circuits, which are essential to the manufacture of the Company's disk drive and tape drive products. In connection with certain products, the Company and MKE qualify only a single source for certain components and sub-assemblies, which can magnify the risk of shortages. Component shortages have constrained the Company's sales growth in the past, and the Company believes that the industry will periodically experience component shortages. If component shortages occur, or if the Company experiences quality problems with component suppliers, shipments of products could be significantly delayed or costs significantly increased, which would have a material adverse effect on the Company.


Future Capital Needs. The information storage industry is capital and research and development intensive and the Company will need to maintain adequate financial resources for capital expenditures, working capital, and research and development, in order to remain competitive in the information storage business. The Company believes that it will be able to fund these capital requirements at least the next 12 months. However, if the Company decides to increase its capital expenditures further, or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company could require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or will be available on favorable terms. The Company may also require additional capital for other purposes not presently contemplated. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment and research and development expenditures, which could adversely affect the Company.

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


Risks Associated with Foreign Manufacturing. Many of the Company's products and product components are currently manufactured outside the United States. As a result, the Company is subject to certain risks associated with contracting with foreign manufacturers, including obtaining requisite United States and foreign governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight rates.

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


Volatility of Stock Price. The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors; quarterly fluctuations in the operating results of the Company, its competitors, and other technology companies; and general conditions in the information storage and computer market may have a significant impact on the market price of the common stock. In particular, when the Company reports operating results that are less than the expectations of analysts, the market price of the common stock can be materially adversely affected.

                               QUANTUM CORPORATION

                           PART II - OTHER INFORMATION


Item 1.       Legal proceedings

Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.


Item 2.       Changes in securities

The holder of the 90,000 shares of Redeemable Convertible Participating Series B Preferred Stock exercised the right to convert the shares to Quantum common stock. The Company issued 180,000 shares of its common stock pursuant to the conversion.


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


                                             QUANTUM CORPORATION
                                                (Registrant)




Date:  January 26, 1998                By:    /s/ Richard L. Clemmer
                                              ----------------------
                                              Richard L. Clemmer
                                              Executive Vice President, Finance
                                                 and Chief Financial Officer

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS

Exhibit
Number


27            Financial Data Schedule