Form 10-K405
period 1998-03-31
QUANTUM CORP /DE/
filed 1998-06-26
CIK 709283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1998

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

                                  COMMON STOCK
                         PREFERRED STOCK PURCHASE RIGHTS
                   7% CONVERTIBLE SUBORDINATED NOTES DUE 2004
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 24, 1998: $2,577,294,711 based upon the closing price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the Registrant's Common Stock as of May 24, 1998, was 161,185,924.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts  of  the  Proxy  Statement  for   Registrant's   1998  Annual  Meeting  of
Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

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

Business Description

Founded in 1980, Quantum Corporation ("Quantum" or the "Company") is a diversified mass storage company with leadership positions in both the fixed and removable storage markets. In calendar 1997, Quantum was the highest volume global supplier of hard disk drives for personal computers and the worldwide revenue leader for all classes of tape drives.

Quantum designs, develops, and markets information storage products, including high-performance, high-quality half-inch cartridge tape drives, tape media, tape autoloaders and libraries, hard disk drives, and solid state disk drives. The half-inch cartridge tape drives and solid state disk drives are manufactured by the Company. The Company combines its engineering and design expertise with the high-volume manufacturing capabilities of its exclusive manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan, a subsidiary of Matsushita Electric Industrial Co., Ltd., to produce high-quality hard disk drives. MKE manufactures all of Quantum's hard disk drives. Quantum is also
involved  in  a  joint  venture  with  MKE,  that  researches,   develops,   and
manufactures magnetoresistive ("MR") recording heads that are used in the Company's hard disk drives.

The Company's strategy is to offer a diversified storage product portfolio that features leading-edge technology and high-quality manufacturing for a broad range of storage applications. Inherent in this strategy is a focus on anticipating and meeting customers' information storage needs and on the research and development of storage technology.

Quantum's products meet the storage requirements of mid-range to high-end computer systems, workstations, network servers, high-end to entry-level desktop personal computers, and storage subsystems. The Company directly markets its products to major original equipment manufacturers ("OEMs") and through a broad range of distributors, resellers, and systems integrators worldwide.

The Company's information storage business currently includes two units, the Specialty Storage Products Group and the Enterprise and Personal Storage Products Group. The primary business activities of these two groups are discussed below.

     Specialty Storage Products. Quantum designs, develops, manufactures, and markets half-inch cartridge tape drives, autoloaders and libraries based on patented DLTtapeTM technology, and solid state disk drives. Quantum also designs, develops, and markets DLTtape media. In addition, the DLTtape technology has been licensed to Fuji and Maxell for the manufacturing of tape media. Beginning in the fourth quarter of fiscal year 1998, the Company began to sell DLTtape media over the worldwide web. The DLTtape drives (20 gigabytes to 70 gigabytes capacity, compressed) use advanced linear recording technology and a highly accurate tape guide system to perform mission-critical data backup for mid-range and high-end computer systems. Quantum has exclusive worldwide manufacturing rights for DLTtape drive and media technology and is the sole manufacturer of DLTtape drives. The Company believes that DLTtape drives are the de facto market standard in the mid-range segment of the tape storage market. The Company's solid state disk drives have high execution speeds required for applications such as imaging, multimedia, video-on-demand, on-line transaction processing, material requirements planning and scientific modeling.

     Enterprise and Personal Storage Products. Quantum designs, develops, and markets technologically advanced desktop and high-end hard disk drives. These drives are designed to meet the storage needs of entry-level to high-end desktop personal computers ("PCs"), servers and workstations for use in both home and business environments; and for the data-intensive storage needs of high-end desktop systems, workstations, high-performance network servers, and storage subsystems. The high-end disk drives are designed for data-intensive applications, such as data warehousing, digital content creation, digital video, file servers, financial services, Internet and intranet services, mechanical CAD, multimedia, online transaction processing, RAID storage, software development and workgroup computing.

Effective May 1997, the Company's involvement in the research, development and manufacture of MR recording heads was through its 49% ownership interest in a joint venture with MKE, named MKE-Quantum Components LLC ("MKQC"). The MR recording heads are used in the Company's disk drive products. The Company believes that MR technology, which provides higher capacity per disk than conventional thin-film heads, has replaced thin-film heads as the leading recording head technology. MKQC does not currently market MR heads to other companies.

The Company is currently concentrating its product research and development efforts on broadening its existing tape and disk drive product lines through the introduction of new products. These development efforts span the Company's business  and  focus  on  the  development  of  new  tape  drives,  desktop  and high-capacity hard disk drives, and other storage solutions. Key initiatives include optical technology and new technologies with the potential to dramatically increase the storage capacity of DLTtape products, as discussed in the Strategic Developments section.

Strategic Developments

ATL Products, Inc. - Pending Acquisition. In May 1998, the Company announced an agreement to acquire ATL Products, Inc. ("ATL"), pending approval of ATL's shareholders as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip automation technology. The total acquisition cost is estimated to be approximately $300 million. Under the terms of the agreement, which was approved by the Boards of Directors of both companies, each outstanding share of ATL's common stock will be converted into $29 worth of Quantum common stock, with the conversion ratio based on the average Quantum share price during the 45 trading days prior to the acquisition closing. The average share price may be adjusted for certain impacts related to common stock repurchases. In addition, ATL stock options would be assumed by the Company. The acquisition is expected to close by September 1998.

Common Stock Repurchase. In May 1998, the Board of Directors authorized the Company to repurchase approximately 14 million shares of its common stock through the open market from time to time. The intent of the repurchases is to minimize the dilutive impact of shares issued to complete the ATL acquisition.

Next-Generation Super DLTtape Technology. In April 1998, the Company announced four new tape drive technologies that are capable of delivering up to 500 gigabytes (uncompressed) of storage capacity per tape cartridge with a transfer rate of up to 40 megabytes per second and even greater cost effectiveness than current DLTtape technology. The four new technologies are:

o Pivoting Optical Servo, an optically assisted servo system designed for high-duty-cycle applications
o    Advanced Metal Powder Media, a media using durable metal powder technology
o    Magneto Resistive Cluster Heads, a cluster of magnetoresistive tape heads
o    Enhanced Partial Response  Channel,  a Partial Response Maximum  Likelihood
     (PRML) channel

With these four new technologies, the Company expects to make a major new extension to its DLTtape architecture, Super DLTtape. Using the new architecture, the Company plans to market a new family of competitively priced tape storage products that range in capacity from 100 to 500 gigabytes (uncompressed) and range in transfer rates from 10 to 40 megabytes per second (uncompressed). The Company expects to deliver its first tape storage product based on the Super DLTtape technology in mid-calendar year 1999.

Changes to Improve Operations Related to Quantum's High-End Hard Disk Drives. In the third quarter of fiscal year 1998, the Company made changes to its operations supporting hard disk drives designed to enhance product development focus, improve time to market, and, as a result, improve operating results. The key decisions and changes included:

o    Adopting a common architecture for all of the Company's high-end products
o    Refocusing on high-end product design platforms
o    Simplifying the Company's product development plans for future products
o Focusing resources to develop platforms that can be modified for utilization in both desktop or high-end applications
o    Realigning certain development program engineering resources
o Combining the infrastructure supporting the desktop products (Desktop and Portable Storage Group) and high-end products (Workstation and Systems Storage Group) into one organizational unit, the Enterprise & Personal Storage Group

The President of the Enterprise & Personal Storage Group is Mr. Young Sohn, formerly President of the Desktop and Portable Storage Group. Mr. Kenneth Lee will continue as the Company's Chief Technical Officer.

These changes eliminated the need for a previously planned increase in the hard drive business headcount.

In conjunction with these changes and as a result of the intensified competitive dynamics in the high-end disk drive market, in the third quarter of fiscal year 1998, the Company recorded a $103 million special charge that consisted primarily of high-end disk drive product inventory write-offs and adjustments, and losses related to firm inventory purchase commitments.

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

MKE/Quantum Recording Heads Joint Venture. On May 16, 1997, MKE and Quantum formed a recording heads joint venture company, MKQC. Pursuant to the terms of
the  transaction,   Quantum
contributed certain recording heads assets and operations, transferred employees of the Company's recording heads operations, and leased certain premises to the joint venture and retained a 49% ownership interest in the joint venture. The joint venture assumed $51 million of debt payable to Quantum, and MKE paid Quantum $94 million and contributed $110 million to the joint venture in exchange for a 51% majority ownership interest in the joint venture.

Quantum and TeraStor - Strategic Cooperation. In September 1997, Quantum and TeraStor Corporation entered into a strategic agreement involving Near Field RecordingTM (NFR) disk drives and technology. Under the terms of the agreement, Quantum licensed TeraStor's initial removable disk drive products and related technology. Quantum and TeraStor will cooperate in the development of certain future products, including the development of a disk drive that is optimized for use in robotic libraries. Each company will manufacture, market, and sell the initial products resulting from this agreement. Quantum will also have the right to develop, manufacture, and market a variety of future products based on TeraStor's NFR technology. NFR technology is a combination of Solid Immersion Lens (which is an optical element), flying head, and first surface recording technologies. NFR based products are not yet in production.

MKQC Strategic Actions. In the third quarter of fiscal year 1998, MKQC took strategic actions to streamline its operations in order to improve its operating efficiency and negative operating results. The primary strategic action was to combine the manufacturing launch activity previously performed in Louisville, Colorado, for wafer and Slider/HGA products with the existing volume manufacturing of these products in Shrewsbury, Massachusetts, and Batam, Indonesia, respectively. Consequently, the operation of the Louisville, Colorado facility was refocused on research and development. As a result of these actions, MKQC recorded a charge for severance, equipment write-offs, lease termination, and other costs. The charge impacted Quantum's 49% equity share in MKQC's loss by approximately $5 million.

Officers

The Chairman and officers of the Company and their respective ages and positions with the Company, as of March 31, 1998, follows:

Name                       Age        Position with the Company
Stephen M. Berkley (i)     54         Chairman of the Board
Michael A. Brown (i)       39         Chief Executive Officer
Deborah E. Barber (ii)     58         Vice President, Human Resources
Richard L. Clemmer         46         Executive Vice President, Finance, and
                                      Chief Financial Officer
Curt Francis (iii)         48         Vice President, Strategic Developments
John Gannon (iv)           51         Executive Vice President, Worldwide Sales
                                      and Corporate Marketing
Andrew Kryder              45         Vice President Finance, General Counsel
                                      and Assistant Secretary
Kenneth Lee                60         Executive Vice President and Chief
                                      Technical Officer
Anthony H. Lewis, Jr.      44         Vice President, Finance, and Treasurer
Debora C. Shoquist         43         Executive Vice President, Hard Disk Drive
                                      Operations
Young K. Sohn              42         President and General Manager, Enterprise
                                      and Personal Storage Group ("EPSG")
Peter van Cuylenburg       50         President and General Manager, Specialty
                                      Storage Products Group ("SSPG")

     (i) Mr. Brown was appointed Chairman of the Board in May 1998. Mr. Berkley will continue to serve as a member of the Board of Directors.
     (ii)    Ms.  Barber has resigned as an officer of Quantum  effective  April
             1998.
     (iii)   Mr. Francis became an officer of Quantum effective May 1998.
     (iv)    Mr. Gannon became an officer of Quantum effective May 1998.

Mr. Berkley was Chairman of the Board from 1995 until May 1998, and had earlier served as Chairman of the Board from 1987 to 1993. He also served as the Company's Chief Executive Officer from 1987 until 1992. In 1983, as a pioneer in the development of Hardcard, the first hard disk expansion board for personal computers, Mr. Berkley became the founding President and Chief Executive Officer of Plus Development Corporation, a Quantum subsidiary. Prior to joining the Company in 1981 as Vice President of Marketing, Mr. Berkley was with Qume Corporation since 1977 where he initially served as Vice President of Business Development and later as General Manager of the Memory Products Division.

Mr. Brown was elected Chairman of the Board in May 1998, and will continue as Chief Executive Officer, a position held since 1995. Earlier, he served as President of DPSG from 1993 to 1995, as Executive Vice President from 1992 to 1993, and as Vice President of Marketing from 1990 to 1992. Previously, Mr. Brown held positions in product and marketing management since joining the Company's marketing organization in August 1984. Before joining Quantum, Mr. Brown served in the marketing organization at Hewlett-Packard and provided management consulting services at Braxton Associates.

Ms. Barber has been Vice President of Human Resources since joining the Company in 1992. Prior to joining the Company, she served as Vice President of Human Resources at Cray Research for five years. From 1978 to 1988, Ms. Barber was employed by Honeywell, Inc., last serving as Director of Human Resources for the Military Avionics Division.

Mr. Clemmer has been Executive Vice President of Finance and Chief Financial Officer since joining the Company in August 1996. Prior to joining the Company, Mr. Clemmer was Chief Financial Officer of Texas Instruments' Semiconductor Group from 1989 to 1996. Previously, he held a variety of senior finance positions with Texas Instruments.

Mr. Francis joined the Company as Vice President of Strategic Developments in May 1998. Prior to joining the Company, Mr. Francis was Vice President of
Corporate Planning and Development with Advanced Micro Devices from 1995 to 1998. Mr. Francis was the Vice President of Corporate Development at Sun Microsystems from 1993 to 1995. He was also with Advanced Micro Devices from 1980 to 1993, last serving as Vice President of Corporate Operational Planning during this period, and previously was a consultant with the Boston Consulting Group.

Mr. Gannon joined the Company as Executive Vice President of Worldwide Sales in May 1998. Prior to joining the Company, Mr. Gannon was with Hewlett Packard from 1981 to 1998, last serving as General Manager of Commercial Desktop Personal Computer Business from 1996 to 1998 and its Digital Audio Tape business from 1993 to 1996.

Mr. Kryder has been Vice President of Finance and General Counsel since April of 1995. Prior to joining the Company in 1990, Mr. Kryder was a tax partner in the San Jose, California office of the accounting firm of Ernst & Young LLP.

Mr. Lee has been Executive Vice President and Chief Technical Officer since 1993. Earlier, he also served as President of Workstation System Storage Group ("WSSG") from 1995 to 1997, manager of the Recording Heads Group from 1994 to 1996, as Executive Vice President of Technology and Engineering from 1993 to 1994, and as Vice President of Engineering from 1990 to 1993. Mr. Lee joined the Company in 1989 as Director of Advanced Recording Technologies. Prior to joining the Company, Mr. Lee was Vice President of Product Development for Domain Technology for five years, and previously worked on advanced magnetic storage devices during the 15 years he spent with the IBM Research Laboratory in San Jose, California.

Mr. Lewis has been Vice President of Finance and Treasurer since February 1998. Since joining the Company in 1995 to February 1998, he served as Vice President of Finance and Corporate Controller. Before joining Quantum, Mr. Lewis was Vice President and Corporate Controller at Tandem Computers from 1992 to 1995. Previously, he held a variety of senior finance positions with Tandem Computers between 1986 and 1992.

Ms.  Shoquist is  currently  the  Executive  Vice  President  of Hard Disk Drive
Operations and responsible for production planning, logistics, and customer service support for Quantum's hard drive group, EPSG. She has served in a variety of manufacturing management positions, most recently as Vice President of Product and Test Engineering for WSSG. Prior to that, Ms. Shoquist was Vice President of Worldwide Operations for WSSG. Prior to joining the Company in 1991, Ms. Shoquist held a variety of operations management positions at Hewlett-Packard.

Mr. Sohn is President and General Manager of EPSG. Earlier, he served as President and General Manager of DPSG from 1996 to 1997, and as Vice President of Marketing for DPSG beginning in 1994. Prior to joining the Company in 1992 as President and Managing Director of Quantum Asia-Pacific, Mr. Sohn spent nine years with Intel Corporation where, most recently, he managed that company's AT chip set business.

Mr. van Cuylenburg has been President and General Manager of SSPG since joining the Company in September 1996. Prior to joining Quantum, he served as Executive Vice President at Xerox Corporation, responsible for the systems sector from 1993 to 1995. Mr. van Cuylenburg was also President and Chief Operating Officer at NeXT Computer Inc. in Redwood City, California, from 1992 to 1993.

Products

Specialty Storage Products

          The Company's current DLTtape drive and automation product offerings include:

          Quantum DLT(TM) 7000 tape drive. This is the most recent offering in the Company's DLTtape drive family. The DLT 7000 provides a combination of 35 gigabytes ("GB") native capacity (70 GB compressed) and a sustained data transfer rate of 5 megabytes ("MB") per second (10 MB per second compressed). The DLT 7000 tape drive features a SCSI-2 fast/wide interface with single-ended and differential options.

          Quantum DLT 4000 tape drive. Features a native storage capacity of 20 GB per cartridge and a sustained data transfer rate of 1.5 MB per second.

          Quantum DLT 2000 tape drive. Features a native storage capacity of 15 GB and a sustained data transfer rate of 1.25 MB per second.

          Quantum DLTstor(TM) autoloader and libraries. Autoloader consists of an elevator mechanism that provides random or sequential cartridge access between a tape drive and cartridge magazines. These products provide automated operations for DLT tape drives, enhancing their effectiveness for key applications such as backup and nearline storage. Autoloader offerings consist of a single DLT 2000, 4000, or 7000 drive with a 5-, 7- or 14-cartridge magazines. Quantum's entry level library offering, DLTstor, is currently shipping in a one to four multi drive autoloader configurations with 14 cartridges, for a total of 280 GB storage (uncompressed).

          Quantum DLTtape(TM) III, XT, IV tape media and cleaning cartridges. The DLTtape family of half-inch cartridge tapes are designed and formulated specifically for Quantum DLTtape drives and libraries. The capacity of the DLTtape media is up to 35 GB, or 70 GB in compressed mode. By combining both solid and liquid lubricants in the tape binder system, tape and head wear are reduced while repelling airborne particles that could affect read/write head performance. In addition, by using a uniform particle shape, a dense binding system, a smooth coating surface, and a specially selected base film, Quantum's half-inch cartridge tapes take advantage of shorter wavelength recording schemes to ensure read compatibility with future generations of DLT brand tape drives.

          The Company's current solid state disk drives product offerings include:

          Quantum Rushmore(TM) NTE family of solid state disk drive includes the ESP3000 and ESP5000 series. These drives are available in capacities ranging from 134 MB to 950 MB and have a data access time that is up to 15 times faster than magnetic hard disk drives.

          Quantum Rushmore(TM) Ultra family of solid state disk drive includes the RU3000 and RU5000 series. These drives are available in capacities ranging from 134 MB to 1.66 GB and have a data access time that is up to 10 times faster than magnetic hard disk drives.

Enterprise and Personal Storage Products

          The Company's current personal and business class desktop disk drive product offerings include:

          Quantum Bigfoot(TM) TX. The latest drive in the Quantum Bigfoot family of 5.25-inch drives. The Bigfoot TX features capacities of 4 GB, 6 GB, 8 GB and 12 GB, Ultra ATA interface, MR heads, a PRML read channel, burst data transfer rates of up to 33 MB per second, internal data rates up to 142 MB per second, average seek times of 12 milliseconds ("ms"), and a rotational speed of 4,000 RPM.

          Quantum Bigfoot CY. Features capacities of 2.1 GB, 4.3 GB and 6.4 GB, Fast ATA interface, MR heads, buffer-to-host data transfer rates of up to 16.6 MB per second, internal data rates up to 92.6 MB per second, average seek time of 14 ms, and a rotational speed of 3,600 RPM.

          Quantum Fireball(TM) EL. Began mass production of the 3.5-inch Fireball EL in May 1998. Features Shock Protection SystemTM, a new technology that protects the mechanical platform against the impact of mishandling during shipping or integration into a PC; capacities of
          2.5 GB, 5.1 GB, 7.6 GB and 10.2 GB; Ultra ATA interface; MR heads; buffer-to-host data transfer rates of up to 33 MB per second; internal data rates up to 162 MB per second; average seek times of 9.5 ms; and a rotational speed of 5,400 RPM.

          Quantum  Fireball SE.  Features  capacities of 2.1 GB, 3.2 GB, 4.3 GB,
          6.4 GB and 8.4 GB, Ultra ATA interface, MR heads, buffer-to-host data transfer rates of up to 33 MB per second, internal data rates up to 158 MB per second, average seek times of 9.5 ms, and a rotational speed of 5,400 RPM.

          Quantum  Fireball ST.  Features  capacities of 1.6 GB, 2.1 GB, 3.2 GB,
          4.3 GB and 6.4 GB, Ultra ATA interface, MR heads, buffer-to-host data transfer rates of up to 33 MB per second, internal data rates up to 132 MB per second, average seek times of 10 ms, and a rotational speed of 5,400 RPM.

          The Company's current enterprise class high-end disk drive product offerings include:

          Quantum Viking(TM) II. Began mass production in March 1998. The Viking II 3.5-inch hard disk drive is available in capacities of 4.5 GB and
          9.1 GB with high bandwidth Ultra2 SCSI Low Voltage Differential (LVD) or Ultra SCSI interface. The Viking II also features MR heads, a burst data transfer rates of up to 80 MB per second, internal data rates of up to 170 MB per second, an average seek time of 7.5 ms, and a rotational speed of 7200 RPM.

          Quantum Viking. Features capacities of 2.2 GB and 4.5 GB, MR heads, PRML read channels, internal data rates up to 139 MB per second, a wide selection of interfaces (Ultra SCSI-3 narrow, wide, or SCA-2), a burst data transfer rates of up to 40 MB per second, internal data rates of up to 139 MB per second, an average seek time of 8 ms, and a rotational speed of 7200 RPM.

          Quantum Atlas(TM) III. Began mass production in March 1998. The Atlas III multimode 3.5-inch hard disk drive with capacities of 9.1 GB and
          18.2 GB supports both the high-speed Ultra2 SCSI LVD interface and the Ultra SCSI interface. The Atlas III features broad interface availability with new Ultra-2 LVD SCSI-3, Ultra single-ended SCSI-3 and Fibre Channel Arbitrated Loop (FC-AL). The drive's performance includes burst data transfer rates of up to 80 MB per second, internal data rates up to 180 MB per second, average seek time of 7.8 ms, and a rotational speed of 7200 RPM.

          Quantum Atlas II. Features capacities of 2.2 GB, 4.5 GB and 9.1 GB, Ultra SCSI-3 interface, MR heads, burst data transfer rates of up to 40 MB per second, internal data rates up to 121 MB per second average seek time of 8 ms, and a rotational speed of 7200 RPM.

          The Quantum Viking and Quantum Atlas II products were Quantum's first high-end drives to be manufactured by MKE.

For information regarding the percentage of total revenue contributed by any class of similar products, refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements.

Product Development

For a discussion of product development, refer to Part II, Item 7, "Results of Operations - Research and Development Expenses," and "Trends and Uncertainties - Rapid Technological Change, New Product Development and Qualification."

Manufacturing

The Company  believes that its  manufacturing  strategies  for hard disk drives,
half-inch   cartridge  disk  drives,  and  solid  state  disk  drives,  and  its involvement in the manufacture of MR recording heads are key to its success.

For production of its hard disk drives, the Company depends exclusively on MKE. MKE produces hard disk drives for Quantum in Japan, Singapore, and Ireland. MKE's state-of-the-art manufacturing process is highly automated, employing integrated computer networks and advanced control systems. For additional discussion of the Company's dependence on MKE, refer to Part II, Item 7, "Trends and Uncertainties - Dependence on MKE Relationship." The Company's relationship with MKE, which has been continuous since 1984, is governed by a master agreement. The current agreement between the Company and MKE gives MKE the exclusive worldwide right to manufacture, and the Company the exclusive worldwide right to design and market hard disk drives. The Company provides MKE with forecasts of its requirements and places purchase orders approximately three months prior to delivery. The Company has only a limited right to modify these purchase orders. The Company's transactions with MKE are denominated in U.S. dollars with prices for product purchases negotiated periodically, generally on a quarterly basis. Thus, fluctuations in the foreign currency exchange rates have no material short-term impact on Quantum's results of operations. However, such fluctuations may impact future negotiated prices. For additional discussion of the MKE master agreement, refer to Part I, Item 1, "Strategic Developments - Renegotiated MKE Master Agreement."

For production of its half-inch cartridge disk drives and solid state disk drives, the Company operates a manufacturing facility in Colorado Springs, Colorado, and a related research and development and preproduction facility in Shrewsbury, Massachusetts.

The Company and its manufacturing partner, MKE, are dependent on suppliers for components and sub-assemblies, which are essential to the manufacture of the Company's products. For additional discussion of this dependence, refer to Part II, Item 7, "Trends and Uncertainties - Dependence on Suppliers of Components and Sub-Assemblies; Component Shortages."

The Company's current hard disk drive product manufacturing relies on MR recording head technology. The Company is involved in the manufacture of MR recording heads through a joint venture with MKE. For additional discussion of the MR recording heads and the joint venture, refer to Part I, Item 1, "Strategic Developments - MKE/Quantum Recording Heads Joint Venture," and "Trends and Uncertainties - MR Recording Heads Development and Manufacturing"; and Part II, Item 8, Note 5 of the Notes to Consolidated Financial Statements.

Sales and Marketing

The Company markets its products directly to manufacturers of computer systems, desktop personal computers, workstations; and to distributors; resellers and systems integrators through its worldwide sales force. For additional discussion of sales and customers, refer to Part II, Item 7, "Results of Operations - Sales," and "Trends and Uncertainties - Customer Concentration."

Supporting international sales and operations, Quantum maintains a European regional headquarters in Geneva, Switzerland; an Asia-Pacific regional headquarters in Singapore; a Japanese headquarters in Tokyo; and sales offices throughout the world. International sales, which included sales to foreign subsidiaries of United States companies, were 48%, 53% and 52% in fiscal 1998, 1997 and 1996, respectively. For additional information on foreign operations refer to Part II, Item 8, Note 17 of the Notes to Consolidated Financial Statements.

Warranty and Service

The Company generally warrants its products against defects for a period of three to five years from the date of sale. Warranty service is generally provided on a return to factory basis. Supporting warranty obligations, the Company maintains in-house service facilities for refurbishment or repair of its products in Milpitas, California; Dundalk, Ireland; and Penang, Malaysia. For additional discussion of warranty, refer to Part II, Item 7, "Trends and Uncertainties - Warranty."

In April 1998, the Company introduced an enhancement to its warranty service on Quantum DLT 2000, DLT 4000, and DLT 7000 tape drives. The enhancement is referred to as the First StepTM rapid exchange program and applies to U.S. customers of DLTtape drives purchased from Quantum-authorized distributors or resellers. The program provides expedited replacement of DLTtape drive products that are under Quantum warranty and in need of repair.

The Company expects to make enhancements to its service program related to its DLTstorTM automation products in fiscal year 1999.

Backlog

The Company's six-month order backlog at June 6, 1998 was approximately $785 million compared to approximately $1,350 million at May 30, 1997. The backlog decreased approximately 42% year-over-year, reflecting DLT tape products no longer being on allocation in June 1998. Whereas, as of May 1997, certain DLT tape products were on allocation to the Company's customers, and the backlog in May 1997 reflected this situation. In addition, the backlog as of June 1998 reflected the overall oversupply situation in the storage industry.

Backlog includes only firm orders for which the customers have released a specific purchase order and specified a delivery schedule. Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer, and the rate of new order bookings varies from month to month. For this reason, and the possibility of customer changes in delivery schedules or cancellations of orders, Quantum's backlog as of any particular date may not be representative of actual sales for any succeeding period. In addition, it has been the Company's practice to permit customers to increase or decrease (including canceling) orders for products with relatively short notice to the Company. The Company believes that this practice enables customers to improve the management of their inventory, minimizes the Company's exposure to disputed accounts receivable and strengthens the Company's relationships with its customers.

Competition

For a discussion of competition, refer to Part II, Item 7, "Trends and Uncertainties - Intensely Competitive Industry."

Patents and Licenses

Quantum has been granted and/or owns by assignment 477 United States patents, including patents originally issued to its former subsidiary Plus Development Corporation, and patents originally issued to Digital Equipment Corporation. As a general rule, these patents have 17-year terms from the date of issuance. Quantum also has certain foreign patents and applications relative to certain of the products and technologies. Although Quantum believes that its patents and applications have significant value, the rapidly changing technology of the computer industry makes Quantum's future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent protection. See also Item 3, "Legal Proceedings."

Several companies and individuals have approached Quantum concerning the need for a license under patented technology that Quantum has assertedly used, or is assertedly using, in the manufacture and sale of one or more of Quantum's products. Quantum conducts ongoing investigations into these assertions and presently believes that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, there is no assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained. See also Item 3, "Legal Proceedings."

Quantum has signed cross-licensing agreements with Hewlett-Packard, IBM, Seagate Technology, and others. These agreements enable Quantum to use certain patents owned by these companies, and enables these companies to use certain patents owned by Quantum.

Plant and Equipment

The Company anticipates that it will acquire additional facilities in fiscal 1999 to support expansion of half-inch cartridge tape drive manufacturing, research and development and other corporate activities.

Employees

At March 31, 1998, the Company had approximately 6,219 regular employees. In connection with the MKE/Quantum recording heads joint venture, approximately 1,470 Quantum employees became employees of the joint venture and ceased to be employees of Quantum in fiscal year 1998 (refer to Part I, Item 1, "Strategic Developments - MKE/Quantum Recording Heads Joint Venture"; and Part II, Item 7, "Trends and Uncertainties - MR Recording Heads Development and Manufacturing"; and Item 8, Note 5 of the Notes to Consolidated Financial Statements).

In the advanced electronics industry, competition for highly skilled employees is intense. Quantum believes that a great part of its future success will depend on its ability to attract and retain qualified employees. None of the Company's employees are represented by a trade union, and the Company has experienced no work stoppages. Quantum believes that its employee relations are favorable.


ITEM 2.  Properties

Quantum's headquarters is located in Milpitas, California. The company owns or leases facilities in North America, Europe and Asia. The following is a summary of the locations, functions and square footage:

         Location                    Function                                    Square Feet
         North America
         Milpitas, CA                Corporate headquarters; and hard              1,200,000
                                     drive research and development (R&D),
                                     configuration and distribution
         Shrewsbury, MA              Hard drive R&D, DLT tape R&D, and               600,000
                                     221,600 square feet leased to MKQC
         Colorado Springs, CO        DLT tape manufacturing                          400,000
         Louisville, CO              Leased to MKQC                                  180,000
         Other USA                   9 Sales offices                                  75,000

         Europe
         Dundalk, Ireland            Hard drive configuration and                    110,000
                                     distribution
         Other Europe                European headquarters, and 4 sales               50,000
                                     offices

         Asia
         Singapore                   Hard drive configuration and                     65,000
                                     distribution
         Penang, Malaysia            Customer Service                                158,000
         Other Asia                  Asian headquarters and 7 Sales Offices           57,000


ITEM 3.  Legal Proceedings

For information regarding legal proceedings, refer to Part II, Item 8, Note 15 of the Notes to Consolidated Financial Statements.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.


PART II

ITEM 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Quantum Corporation's common stock has been traded in the over-the-counter market under the Nasdaq symbol QNTM since the Company's initial public offering on December 10, 1982.

The prices per share reflected in the table represent the range of high and low closing prices in the Nasdaq National Market System (adjusted to reflect a two-for-one stock split in May 1997) for the quarter indicated.

Fiscal 1998                                              High           Low
--------------------------------------------------       ----           ---
Fourth quarter ended March 31, 1998                    $26 1/2       $18 7/16
Third quarter ended December 28, 1997                   42 7/16       18 15/16
Second quarter ended September 28, 1997                 42 7/16       20 5/16
First quarter ended June 29, 1997                       24 9/16       17 7/8


Fiscal 1997                                              High           Low
--------------------------------------------------       ----           ---
Fourth quarter ended March 31, 1997                    $22 17/32     $13 3/4
Third quarter ended December 29, 1996                   14 7/8         8 21/32
Second quarter ended September 29, 1996                  9 3/16        5 1/2
First quarter ended June 30, 1996                       13             7 1/32


Historically, the Company has not paid cash dividends on its common stock.

As of May 1, 1998, there were approximately 2,300 shareholders of record of the Company.

ITEM 6.  Selected Consolidated Financial Data

(In thousands, except per
share amounts, and ratios)

                                                                             Year ended March 31 (v)
                                                   --------------------------------------------------------------------------------
                                                     1998(i)           1997            1996(ii)          1995(iv)           1994
                                                   --------------------------------------------------------------------------------
Sales                                              $ 5,805,235      $ 5,319,457      $ 4,422,726       $ 3,367,984      $ 2,131,054
Research and development                               321,741          291,332          239,116           169,282           89,837
Net income (loss)                                      170,801          148,515          (90,456)           81,591            2,674
Net income (loss) per share (vi):
    Basic                                                 1.25             1.27            (0.87)             0.90             0.03
    Diluted                                               1.07             1.04            (0.87)             0.76             0.03
Property, plant and
  equipment, net                                       285,159          407,206          364,111           280,099           85,874
Total assets                                         2,438,411        2,158,263        1,975,355         1,481,028          997,438
Total long-term debt and
  redeemable preferred stock                           327,485          422,906          598,158           327,500          212,500
Return on average
  shareholders' equity                                    15.1%            20.8%           (17.2)%            17.7%             0.7%
Ratios of earnings to
  fixed charges                                            6.5              4.5            (iii)               6.0              1.2

     (i) The results of operations for fiscal year 1998 include the effect of a $103 million special charge related to the Company's high-end hard disk drive products.

     (ii) The results of operations for fiscal year 1996 include the effect of a $209 million charge related to the transition of manufacturing of the Company's high-capacity products to MKE. Refer to Part II,
             Item 8, Note 12 of the Notes to Consolidated Financial Statements.

     (iii) Earnings (as defined) for fiscal year 1996 were insufficient to cover fixed charges by $141.3 million.

     (iv) On October 13, 1994, Quantum acquired portions of Digital Equipment Corporation's business. The acquisition is not reflected in the financial statements prior to fiscal year 1995, thus the results for fiscal year 1995 are not comparable to the results prior to fiscal year 1995.

     (v)     No cash dividends were paid for the years presented.

     (vi) Net income (loss) per share amounts have been calculated and, where necessary, restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year 1998 Compared With Fiscal Year 1997

Sales. Sales in fiscal year 1998 increased 9%, to $5.8 billion, compared with sales of $5.3 billion in fiscal year 1997. The increase in sales was led by an increase in DLTtape drive and media product shipments. The increase also reflected an increase in shipments across the Company's other key product lines, including desktop and high-end hard disk drives. The increase in DLTtape drive shipments reflected growth in market acceptance. The increase in DLTtape drive sales also reflected a shift in sales mix to the higher capacity DLT 7000 tape drive which carries a higher per unit price than the lower capacity DLT 4000 and DLT 2000 tape drives. However, the average price by capacity point of DLTtape drives and media products declined when compared with the prior fiscal year.

The increase in DLTtape drive shipments was made possible in part by an increase in tape drive production volume, which beginning in the fiscal third quarter, was at a level high enough to meet product demand. However, the transition of DLTtape drives from a condition of supply constraint to one of general availability resulted in sequentially lower DLTtape drive sales in the fourth quarter of fiscal year 1998, as certain OEM customers reduced purchases in order to adjust their inventory levels.

In addition, the impact of the increase in disk drive shipments was substantially offset by declines in average prices for both desktop and high-end disk drive products as a result of market conditions marked by oversupply and intensely competitive pricing, particularly in the second half of fiscal year 1998 and more significantly for the high-end disk drive products. These conditions resulted in desktop shipments, particularly to the distribution channel, sequentially declining in the fourth quarter of fiscal year 1998.

Sales to the Company's top five customers were 40% of sales in fiscal year 1998, compared with 38% in fiscal year 1997. Sales to Hewlett Packard were 13% of sales in fiscal year 1998, compared with 11% of sales in fiscal year 1997. Sales to Compaq Computer, Inc. were slightly less than 10% of sales in fiscal year 1998, compared with 11% of sales in fiscal year 1997.

The split of sales between OEM and distribution channel customers was 63% and 37% of sales, respectively, for both fiscal years 1998 and 1997.

Gross Margin Rate. The gross margin rate increased 0.6 percentage points to 15.1% in fiscal year 1998, from 14.5% in fiscal year 1997. The increase in gross margin rate reflected an increase in the gross margin rate earned on DLTtape drives and media, as well as the higher proportion of overall revenue coming from DLTtape drives and media in fiscal year 1998, compared with fiscal year 1997. DLTtape brand products achieved a significantly higher gross margin rate than that achieved on sales of the Company's other products. The increase in the overall gross margin rate also reflected the slight impact of the application of the equity method of accounting for the recording heads operations, subsequent to May 16, 1997. The increases were largely offset by the erosion of margins earned on desktop drives particularly in the second half of fiscal year 1998 and the impact of the $103 million special charge in the third quarter of fiscal year 1998. The special charge was related to the transition to the Company's next generation high-end disk drive products, and consisted primarily of inventory write-offs and adjustments, and losses related to firm inventory purchase commitments. Excluding the impact of the special charge recorded in the third quarter, the gross margin rate would have been 16.9% in fiscal year 1998. The erosion of margins earned on desktop drives and the conditions that resulted in the special charge both reflect market conditions marked by oversupply and intensely competitive pricing, particularly in the second half of fiscal year 1998. For at least the first half of fiscal year 1999, the Company expects to experience continued gross margin pressure with respect to its hard disk drive products.

Research and Development Expenses. In fiscal year 1998, the Company invested $322 million, or 5.5% of sales, in research and development, compared with $291 million, or 5.5% of sales, in fiscal year 1997. The $31 million increase in research and development expenses reflected higher expenses related to pre-production activity on new products, as well as expenses related to new information storage products and technologies, including the Super DLTtape drive and optical storage technologies. The increase was partially offset by the impact of applying the equity method of accounting to the Company's involvement in the recording heads joint venture, effective May 16, 1997. The amount of research and development expenses in fiscal year 1999 is expected to increase compared with the expense level for fiscal year 1998.

Sales and Marketing Expenses. Sales and marketing expenses in fiscal year 1998 were $169 million, or 2.9% of sales, compared with $149 million, or 2.8% of sales, in fiscal year 1997. The increase in expenses in fiscal year 1998 was primarily due to the costs associated with supporting the Company's higher sales volume. The amount of sales and marketing expenses in fiscal year 1999 is expected to increase compared with the expense level for fiscal year 1998.

General and Administrative Expenses. General and administrative expenses in fiscal year 1998 were $89 million, or 1.5% of sales, compared with $87 million, or 1.6% of sales, in fiscal year 1997. The amount of general and administrative expenses in fiscal year 1999 is expected to be relatively flat compared with the expense level for fiscal year 1998.

Interest and Other Income/Expense. Net interest and other income and expense in fiscal year 1998 was income of $1 million, compared with expense of $41 million in fiscal year 1997. The change resulted from a combination of a decrease in interest expense, reflecting a $172 million year-over-year decrease in the average level of debt used to finance operations, and an increase in interest income, reflecting an increase in the year-over-year average level of cash and investments.

Equity in Loss of Investee. The equity in loss of investee reflected the Company's equity share in the operating losses of MKQC since May 16, 1997, when this joint venture was formed. Prior to May 16, 1997, the recording heads operations of Quantum, which became the operations of MKQC, were fully consolidated by Quantum. The equity in loss of investee for fiscal year 1998 included approximately $5 million representing the Company's share of the third quarter charge in MKQC's operating results for severance, equipment write-offs, lease termination, and other costs associated with MKQC's strategic actions. A combination of reduced unit prices, operating costs, manufacturing yields, product transitions and soft demand for certain recording heads programs, primarily those related to high-end disk drive products, have resulted in the loss performance of MKQC. Certain of these adverse conditions are expected to continue for most of fiscal year 1999.

Income Taxes. The effective tax rate for fiscal years 1998 and 1997 was 26%. The state valuation allowance was reversed in fiscal year 1998 as a result of the realization of the state deferred tax assets through tax planning. The Company has concluded that taxable income expected to be generated over future years combined with the reversal of existing taxable temporary differences, will be sufficient to realize the benefits of the recorded deferred tax assets. The effective tax rate is expected to increase in fiscal year 1999, due to the expected increase in the contribution of DLTtape product sales to operating results, which are primarily taxed at standard U.S. corporate tax rates.

Net Income. After-tax earnings increased to a net income of $170.8 million in fiscal year 1998 from a net income of $148.5 million in fiscal year 1997. The increase in net income reflects increased sales and margins on DLTtape products, increased interest income, decreased interest expense, and lower net losses related to Quantum's involvement in the recording heads operations, due to Quantum's reduced ownership of these operations. Higher margins on DLTtape products, as compared with the eroded gross margins on hard disk drives, have resulted in tape drive and related media products becoming a more significant source of the Company's operating income in fiscal year 1998, particularly during the second half of the fiscal year. The increases were partially offset by lower margins on sales of desktop and high-end hard disk drives and the $103 million special charge related to high-end hard disk drives.

ATL-Pending Acquisition. The Company expects to recognize a charge for acquired in-process research and development upon closing of the acquisition. In addition to the research and development charge, the acquisition is expected to have a slightly negative impact on the Company's results of operations in fiscal year 1999, primarily from the amortization of intangible assets and goodwill.

Fiscal Year 1997 Compared With Fiscal Year 1996

Sales. Sales in fiscal year 1997 increased 20%, to $5.3 billion, compared with sales of $4.4 billion in fiscal year 1996. The increase reflected an increase in shipments of desktop hard disk drives, DLTtape drives and media, as well as an increase in the average drive price. The increase in the average drive price reflected a change in sales mix to more advanced, larger-capacity drives; market demand; and the limited market availability of DLTtape drives and higher-capacity hard disk drives. Partially offsetting the increase in sales was a decline, particularly in the first through third quarters of fiscal year 1997, in high-end disk drive sales. This decline resulted from the transition of the manufacture of high-end disk drives to MKE during fiscal year 1997, with older products ceasing production in July 1996, and new high-end drives not ramping until the third and fourth quarters of fiscal year 1997.

Sales to the Company's top five customers were 38% of sales in fiscal year 1997, compared with 44% in fiscal year 1996. Sales to Compaq Computer, Inc. were 11% of sales in fiscal year 1997, compared with 12% of sales in fiscal year 1996. Sales to Hewlett Packard were 11% of sales in fiscal year 1997, and were less than 10% of sales in fiscal year 1996. Sales to Apple Computer, Inc. were less than 10% of sales in fiscal year 1997, compared with 11% of sales in fiscal year 1996.

The split of sales between OEM and distribution channel customers was 63% and 37% of sales, respectively, for fiscal year 1997, compared with 71% and 29% of sales, respectively, in fiscal year 1996. Sales to the OEM and the distribution channel customers were based on product availability and demand.

Gross Margin Rate. The gross margin rate increased 2.2 percentage points to 14.5% in fiscal year 1997, from 12.3% in fiscal year 1996. The increase reflected a higher proportion of DLTtape drive and media sales in fiscal year 1997, compared with fiscal year 1996, as these products achieved a higher gross margin rate than sales of other products of the Company. The 2.2 percentage point gross margin rate increase in fiscal year 1997 also reflected the impact of a resizing charge in fiscal year 1996 of $38 million, of which $36 million impacted the gross margin. The fiscal year 1996 gross margin rate would have been 13.1% without the resizing charge.

Research and Development Expenses. In fiscal year 1997, the Company's investment in research and development was $291 million, or 5.5% of sales, compared with $239 million, or 5.4% of sales, in fiscal year 1996. The $52 million increase in research and development spending reflected higher expenses related to pre-production activity for a number of new products for both the desktop and high-capacity drive markets. Research and development spending also reflected management's continuing focus on the development and timely introduction of new information storage products and technologies.

Sales and Marketing Expenses. Sales and marketing expenses in fiscal year 1997 were $149 million, or 2.8% of sales, compared with $142 million, or 3.2% of sales in fiscal year 1996. The fiscal year 1997 decline in sales and marketing expenses as a percentage of sales reflected the increase in sales and management-imposed spending constraints early in the year.

General and Administrative Expenses. General and administrative expenses in fiscal year 1997 were $87 million, or 1.6% of sales, compared with $65 million, or 1.5% of sales, in fiscal year 1996. The increase in expenses in fiscal year 1997 reflected expansion of the Company's infrastructure.

Interest and Other Income/Expense. Net interest and other income and expense in fiscal year 1997 was $41 million expense, compared with $28 million expense in fiscal year 1996. The increase in net expense reflected an increase in interest expense as a result of an approximately $153 million increase in the average amount of debt outstanding in fiscal year 1997, compared with fiscal year 1996. The debt was utilized to finance operations.

Income Taxes. The effective tax rate in fiscal year 1997 was 26%, compared with 36% in fiscal year 1996. The decrease in the effective tax rate was attributable primarily to the benefit of foreign earnings taxed at less than the U.S. rate and a reversal of the federal valuation allowance previously provided for certain state-deferred tax assets. The federal valuation allowance was reversed in fiscal year 1997 as a result of the realization of the federal deferred tax assets through tax planning. For financial reporting purposes, the Company has provided a valuation allowance for certain deferred tax assets that are expected to reverse over a 15-year period. The Company believes that the valuation allowance is needed to reduce the deferred tax asset to an amount that is more likely than not to be realized. The Company has concluded that taxable income expected to be generated over future years, combined with the reversal of existing taxable temporary differences, will be sufficient to realize the benefits of the remaining deferred tax assets.

Net Income. After-tax earnings increased to a net income of $148.5 million in fiscal year 1997, from a net loss of $90.5 million in fiscal year 1996. The change to a net income in fiscal year 1997 from a net loss in fiscal year 1996 reflected the impact of the $209 million fiscal year 1996 charge related to the transition of high-capacity product manufacturing to MKE.

Year 2000

As the millennium approaches, the Company is preparing all of its computer systems and operations to be in compliance with Year 2000 requirements. Computer system issues involving the Year 2000 exist because some of the Company's computer hardware and software systems use only two digits to represent a year. These systems will experience problems with dates beyond 1999, if this issue is not corrected. Such problems could include errors in information or significant system failures.

The Company has developed and is in the process of implementing a plan to deal with the Year 2000 issues. The plan includes the implementation of system upgrades in fiscal year 1999 that will address the Year 2000 issue. The upgrade effort will involve both internal and external resources, but is not expected to have a material incremental effect on the Company's financial position or results of operations. In addition, the incremental expenses incurred to be in compliance with Year 2000 requirements during fiscal years 1998, 1997, and 1996 were not material. However, there can be no assurance that there will not be a delay or increased costs associated with the plan. An inability to implement the plan would have a disruptive and adverse effect on the Company's results of operations.

Quantum is also addressing the Year 2000 readiness of its customers and key suppliers, including MKE. Quantum's reliance on key suppliers, and therefore, on the proper functioning of their information systems and software, means that their failure to address Year 2000 issues could have a material adverse impact on the Company's financial results. However, the Company does not currently expect any significant disruption to its operations or operating results as a result of the Year 2000 issues.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending March 31, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130, which will be implemented in the Company's fiscal year 1999, may result in a change in financial statement presentation but will not have an impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for financial statements for periods in fiscal years beginning after December 15, 1997 but does not need to be applied to interim financial statements in the initial year of its application. SFAS No. 131 changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet completed its
evaluation   of  the  effects  of  this  change  on  its
reporting of segment information. The Company plans to adopt SFAS No. 131 in its fiscal year 1999. The adoption of SFAS No. 131 applies solely to disclosure and will not have an impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

Cash and equivalents, and marketable securities were $714 million at March 31, 1998, an increase of $369 from the prior fiscal year-end. The increase primarily resulted from cash provided by operating activities and to a lesser extent through financing activities. Operating activities included cash provided from net income and collection of accounts receivable, which was partially offset by an increase in inventory and a decrease in accounts payable. Financing activities included $288 million of proceeds from the issuance of 7% convertible subordinated notes. Cash provided by financing activities was partially offset by the repayment of the outstanding senior credit facility in the first quarter of fiscal year 1998. Cash used in investing activities, primarily for investment in property and equipment, was largely offset by cash provided from a $94 million payment from MKE as part of the formation of the recording heads joint venture, MKQC.

The previously outstanding revolving credit line, term loan, and equipment loan, which had carrying amounts of $110 million, $56 million, and $14 million, respectively, as of March 31, 1997, were repaid and terminated in the first quarter of fiscal year 1998.

In June 1997, the Company entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of March 31, 1998, there was no outstanding balance drawn on this line.

The Company filed a registration statement which became effective on July 24, 1997, pursuant to which the Company may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. Under the registration statement, in July 1997, the Company issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $46.325 per share. The notes are redeemable at the Company's option on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of the Company's common stock. Subsequent to August 1, 2001, the notes are redeemable at the Company's option at any time. In the event of certain changes involving all or substantially all of the Company's common stock, the notes would become redeemable at the option of the holder. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company.

In fiscal year 1998, the Company extended until September 1998 an $85 million unsecured letter of credit facility with certain banks to issue standby letters of credit to MKE and its affiliates.

In September 1996, the Company entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years, with monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term.

In May, 1998, the Board of Directors authorized the Company to repurchase approximately 14 million shares of its common stock through the open market from time to time. The intent of the repurchase is to minimize the dilutive impact of shares issued to complete the ATL acquisition.

The Company expects to spend approximately $180 million for capital equipment, expansion of the Company's facilities, and leasehold improvements in fiscal year 1999. These capital expenditures will support the disk drive and tape drive businesses, research and development, and general corporate operations. The Company believes that it will be able to fund these capital requirements at least through fiscal year 1999. Refer to the Part II, Item 7, "Future Capital Needs" section of the "Trends and Uncertainties" section for additional discussion of capital.

The Company believes that its existing capital resources, including the credit facility and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next fiscal year. However, this belief assumes that operating results and cash flow from operations will meet the Company's expectations, and actual results could vary due to factors described in the Trends and Uncertainties section which follows.

Refer to Part II, Item 8, Note 7 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt.

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

         o Intense competition - The information storage products industry in general, and the hard disk drive market in particular, is characterized by intense competition that results in rapid price erosion, short product life cycles, and continuous introduction of new, more cost-effective products offering increased levels of capacity and performance.

         o  Rapid   technological   change  -  Technology   advancement  in  the
       information storage industry is increasingly rapid.

         o Customer concentration - High-purchase-volume customers for information storage products are concentrated within a small number of computer system manufacturers, distribution channels, and system integrators.

         o Fluctuating product demand - The demand for hard disk drive products depends on the demand for the computer systems in which hard disk drives are used, which are in turn affected by computer system product cycles and by prevailing economic conditions.

         o Intellectual property conflicts - The hard disk drive industry has been characterized by significant litigation relating to patent and other intellectual property rights.

Intensely Competitive Industry. To compete within the information storage industry, Quantum frequently introduces new products and transitions to newer versions of existing products. Product introductions and transitions are significant to the operating results of Quantum, and if they are not successful, the Company is materially adversely affected. The hard disk drive market, in particular, also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices more than expected and transition products sooner than expected, which can materially adversely affect the Company. For example, in the second half of fiscal year 1998, excess inventory in the hard disk drive market, aggressive pricing and corresponding margin reduction, particularly in the distribution channel for desktop hard disk drives, and the transition related to the Company's high-end hard disk drives adversely impacted the Company's operating results during that period. As a result, the Company had diminished profitability, at near breakeven, in the fourth quarter of fiscal year 1998, and losses in the third quarter of fiscal year 1998 largely attributable to a $103 million special charge that primarily consisted of inventory write-offs and adjustments, and losses related to firm inventory purchase commitments. If competition and pricing continue on this adverse trend, the Company's operating results could be further adversely affected.

Another competitive risk is that the Company's customers could commence the manufacture of disk and tape drives for their own use or for sale to others. Any such loss of customers could have a material adverse effect on the Company.

Quantum faces direct competition from a number of companies, including Exabyte, Fujitsu, Hewlett Packard, IBM, Maxtor, Seagate, Sony, and Western Digital. In the event that the Company is unable to compete effectively with these companies, any other company, or any collaboration of companies, the Company would be materially adversely affected. The Company's information storage product competition can be further broken down as follows:

     Specialty Storage Products. In the market for tape drives, the Company competes with other companies that have tape drive product offerings and alternative formats, including Exabyte, Hewlett Packard, Sony, and Storage Technology. In addition, Hewlett Packard, IBM and Seagate formed a consortium to develop two products, one of which targets high capacity data storage. The Company targets and has the market leadership position in the storage product market that provides mission critical backup systems, archiving, and disaster recovery for mid-range servers. The Company has achieved market leadership and competes in this segment based on the reliability, data integrity, performance, capacity, and scalability of its tape drives. Although the Company has experienced excellent market acceptance and conditions for its tape drive products, the market would become more competitive if other companies individually or collaboratively broaden their product lines in this market. As a result, the Company could experience increased price and performance competition. If price or performance competition increases, the Company could be required to lower prices, resulting in decreased margins that could materially adversely affect the Company's operating results.

     Hard Disk Drive Products. In the market for desktop products, Quantum competes primarily with IBM, Fujitsu, Maxtor, Seagate, and Western Digital. Quantum and its competitors have developed and continue to develop a number of products targeted at particular segments of this market, such as business users and home PC buyers, and factors such as time-to-market, cost, product performance, quality and reliability have a significant effect on the success of any particular product. The desktop market is characterized by more competitiveness and shorter product life cycles than the information storage industry in general. This competitiveness, which intensified in fiscal year 1998, has resulted in a downward trend in gross profit margins during fiscal year 1998.

     The Company faces competition in the high-end hard disk drive market primarily from Fujitsu, Hitachi, IBM, and Seagate. Seagate and IBM have the largest share of the market for high-end hard disk drives. Although the same competitive factors identified above as being generally applicable to the overall disk drive industry apply to high-end disk drives, the Company believes that the performance, quality and reliability are even more important to the users of high-end products than to users in the desktop market. However, this does not lessen the intensely competitive nature of the high-end of the hard disk drive market. For example, in the third quarter of fiscal year 1998, the impact of intense competition, lower demand and pricing pressure was reflected in the transition and losses related to the Company's high-end products. The Company does not anticipate that the high-end disk drive products will return to profitability prior to high-volume shipping of its next generation products and there can be no assurance as to the profitability of next generation products. The Company's gross margins on its high-end products during the foreseeable future are dependent on the successful development, timely introduction, market acceptance, and product transition of key new products, as to which there can be no positive assurance.

Rapid Technological Change, New Product Development, and Qualification. In the hard disk drive market, the combination of an environment of increasingly rapid technological changes, short product life cycles and intense competitive pressures results in gross margins on specific products decreasing rapidly. Accordingly, any delay in the introduction of more advanced and more cost-effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to anticipate what customers will demand and to develop the new products that meet this demand and effectively compete with the products of competitors. The Company's future is also dependent on its ability to qualify new products with customers, to successfully introduce these products to the market on a timely basis, and to commence and achieve volume production that meets customer demand. Due to these factors, the Company expects sales of new products to continue to account for a significant portion of its future hard disk drive sales and that sales of older products will decline rapidly.

The Company is frequently in the process of qualifying new products with its customers. The customer qualification process for disk drive products, particularly high-capacity products, can be lengthy, complex, and difficult. The Company would be materially adversely affected if it were unable to achieve customer qualifications for new products in a timely manner, or at all, or if MKE were unable to continue to manufacture qualified products in volume with consistent high quality.

In the mid-range tape drive market, the Company has experienced less rapid technological change, as well as less technology and performance based competition as compared with experiences in the hard disk drive market. This has resulted in favorable gross margins on sales of the Company's DLTtape brand products. Higher margins on DLTtape products, as compared with the eroded gross margins on hard disk drives, have resulted in tape drive and related media products becoming a more significant source of the Company's operating income in fiscal year 1998, particularly during the second half of the fiscal year. Given the favorable tape drive market conditions that the Company has experienced, competitors are aggressively trying to make technological advances and take other steps in order to more successfully compete with the Company's DLTtape products. Successful competitor product offerings, which target the market in which the Company's DLTtape products compete, could have a material adverse effect on the Company. Additionally, in the event that the Company is not able to maintain the competitiveness of its DLTtape technology, performance, quality, reliability and scalability or otherwise not meet the requirements of the market, it could lose market share and experience declining sales and gross margins which would have a material adverse effect on the Company.

In the information storage industry in general, there can be no assurance that the Company will be successful in the development and marketing of any new products and components in response to technological change or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and components, or that the Company's new products and components will adequately meet the requirements of the marketplace or achieve market acceptance. These significant risks apply to all new products, including those expected to be based on new Near Field Recording and Super DLTtape technology. In addition, technological advances in magnetic, optical or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance and substantially lower prices than the Company's products. Furthermore, the Company's new products and components are subject to significant technological risks. If the Company experiences delays in the commencement of commercial shipments of new products or components, the Company could experience delays or loss of product sales. If, for technological or other reasons, the Company is unable to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company would be materially adversely affected.

As part of the Company's strategy to remain technologically competitive, the Company has invested in technologies, such as in Near Field Recording through its strategic alliance with and investment in TeraStor, and its investment in MR recording heads through the joint venture, MKQC. There can be no assurance that the technologies, companies and ventures in which the Company has invested will be profitable in the information storage industry. Adverse technological or operating outcomes could result in impairment and write-down of associated investments which could have a material adverse effect on the Company.

Customer Concentration. In addition to the information storage industry and the Company's customer base being concentrated, the customers generally are not obligated to purchase any minimum volume of the Company's products, and the Company's relationships with its customers are generally terminable at will.

Sales of the Company's desktop and tape products, which together comprise a majority of its overall sales, were concentrated with several key customers in fiscal years 1998 and 1997. Sales to the Company's top five customers in fiscal years 1998 and 1997 represented 40% and 38% of sales, respectively. Because of the rapid and unpredictable changes in market conditions, and the short product life cycles for the customer's products, the Company is unable to predict whether there will be any significant change in demand for any of its customers' products in the future. In the event that any such changes resulted in decreased demand for the Company's products, whether by loss of or delays in orders, the Company could be materially adversely affected. In addition, the loss of one or more key customers could materially adversely affect the Company.

Fluctuation in Product Demand. Fluctuation in demand for the Company's products results in fluctuations in operating results. Demand for the computer systems in which the Company's storage products are used have historically been subject to significant fluctuations. Such fluctuations in end-user demand have in the past, and may in the future, result in the deferral or cancellation of orders for the Company's products, either of which could have a material adverse effect on the Company. During the past several years, there has been significant growth in the demand for PCs, a portion of which represented sales of PCs for use in the home. However, many analysts predict that future growth may be at a moderately slower rate than the rate experienced in recent years.

Sales of DLTtape drives and media have tended to be more stable and were a significant component of sales for the Company. In addition, the Company has experienced longer product cycles for its tape drives and tape drive-related products compared with the short product cycles of disk drive products. However, there is no assurance that this trend will continue. Beginning in the third quarter of fiscal year 1998, sales of tape drives and media achieved gross margins that significantly exceeded gross margins from the sale of the Company's desktop hard drive products. In this regard the Company expects sales of DLTtape products, which represented 21% of sales and a majority of operating profits in fiscal year 1998, will continue to represent a major portion of the Company's operating profits in the future. The Company expects the rate of sales growth to lessen in fiscal year 1999 compared with the rate of growth achieved in fiscal year 1998. However, there can be no assurance that any growth expectations will be achieved or that current market conditions will continue.

The Company's shipments tend to be highest in the third month of each quarter. The failure by the Company to complete shipments in the final month of a quarter due to a decline in customer demand, manufacturing problems or other factors would adversely affect the Company's operating results for that quarter.

Because the Company has no long-term purchase commitments from its customers, future demand is difficult to predict. The Company could experience decreases in demand for any of its products in the future, which could have a material adverse effect on the Company.

Intellectual Property Matters. From time to time, the Company is approached by companies and individuals alleging Quantum's need for a license under patented technology that Quantum assertedly uses. If required, there can be no assurance that licenses to any such technology could be obtained or obtained on commercially reasonable terms. Adverse resolution of any intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products. In addition, the costs of engaging in such litigation could be substantial, regardless of the outcome.

Trends and Uncertainties More Specific to Quantum

Certain trends and uncertainties relate more specifically to Quantum and are not necessarily indicative of the information storage industry as a whole. These trends and uncertainties include the pending acquisition of ATL, dependence on MKE for the manufacture of the hard disk drives that Quantum develops and markets, losses associated with MKQC, dependence on suppliers; component shortages, future capital needs, warranty costs, foreign exchange contracts, foreign manufacturing and sales, and price volatility of Quantum's common stock. For information regarding litigation refer to Part II, Item 8, Note 15 of the Notes to the Consolidated Financial Statements.


Pending Acquisition of ATL. As discussed in the Strategic Developments section, in May 1998, the Company announced an agreement to acquire ATL. The proposed acquisition of ATL by the Company entails a number of risks, including successfully managing the transition of ATL to a wholly owned subsidiary of Quantum, retention of key customers, employees and suppliers, and managing a larger and more diverse business. There can be no assurance that the transaction contemplated by the Company's agreement to acquire ATL will close completely or that the Company will successfully manage the risks of this transaction.


Dependence on MKE Relationship. Quantum is dependent on MKE for the manufacture of all of its hard disk drive products. Approximately 79% and 81% of the Company's sales in fiscal years 1998 and 1997, respectively, were derived from products manufactured by MKE. In addition, the formation of the MKQC joint venture with MKE to develop and produce recording heads used in disk drive production has resulted in an increased dependence on MKE. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

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

The Company's dependence on MKE entails, among others, the following principal risks:

     Quality and Delivery. The Company relies on MKE's ability to bring new products rapidly to volume production at low cost to meet the Company's stringent quality requirements, and to respond quickly to changing product delivery schedules from the Company. This requires, among other things, close and continuous collaboration between the Company and MKE in all phases of design, engineering, and production. The Company's business and financial results would be adversely affected if products manufactured by MKE fail to satisfy the Company's quality requirements or if MKE is unable to meet the Company's delivery commitments. In the event MKE is unable to satisfy Quantum's production requirements, the Company would not have an alternative manufacturing source to meet the demand without substantial delay and disruption to the Company's operations. As a result, the Company would be materially adversely affected.

     Volume and Pricing. MKE's production schedule is based on the Company's forecasts of its product purchase requirements, and the Company has limited contractual rights to modify short-term purchase orders issued to MKE. Further, the demand in the disk drive business is inherently volatile, and there is no assurance that the Company's forecasts are accurate. In addition, the Company periodically negotiates pricing arrangements with MKE. The failure of the Company to accurately forecast its requirements or successfully adjust MKE's production schedule, which could lead to inventory shortages or surpluses, or the failure to reach pricing agreements reasonable to the Company would have a material adverse effect on the Company. For example, a portion of the $103 million special charge recorded in the third quarter of fiscal year 1998 reflected losses on firm inventory commitments associated with high-end disk drive production at MKE.

     Manufacturing Capacity and Capital Commitment. The Company believes that MKE's current and committed manufacturing capacity should be adequate to meet the Company's requirements at least through the end of fiscal year 1999. The Company's future growth will require, however, that MKE continue to devote substantial financial resources to property, plant, and equipment and working capital to support manufacture of the Company's products, as to which there can be no assurance. In the event that MKE is unable or unwilling to meet the Company's manufacturing requirements, there can be no assurance that the Company would be able to obtain an alternate source of supply. Any such failure to obtain an alternative source would have a material adverse effect on the Company.

MKQC - Joint Venture for MR Recording Heads Development and Manufacturing. Since the fiscal year 1995 acquisition of MR recording heads technology as part of the acquisition of certain businesses of the Storage Business Unit of Digital Equipment Corporation, Quantum has made significant efforts to advance the development of its MR recording heads capability. To further this effort, MKE and Quantum formed a joint venture, MKQC, in the first quarter of fiscal year 1998 to partner in the research, development, and production of MR recording heads and technology. However, MR technology is complex and, to date, the Company and MKQC's MR recording head manufacturing yields have been lower than was necessary for cost-effective production. The Company does not expect cost-effective production of MR recording heads to be realized in the near term. Until that time, the Company will incur losses based on its pro rata ownership interest in the joint venture. However, there can be no assurance that the anticipated benefits of the joint venture will be realized on a timely basis or at all. The Company's current target is to obtain 15% to 20% of the MR recording heads used in its products from MKQC.

In the third quarter of fiscal year 1998, MKQC took strategic actions to streamline its operations in order to improve its operating efficiency and negative operating results. The primary strategic action was to combine the manufacturing launch activity previously performed in Louisville, Colorado, for wafer and Slider/HGA products with the volume manufacturing of these products in Shrewsbury, Massachusetts, and Batam, Indonesia, respectively. As a result of the change, the operation of the Louisville, Colorado, facility will be refocused on research and development. There can be no assurance that MKQC's strategic actions will be successful in improving the operating losses of MKQC.

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

Future Capital Needs. The information storage industry is capital, research and development intensive and the Company will need to maintain adequate financial resources for capital expenditures, working capital, research and development in order to remain competitive in the information storage business. The Company believes that it will be able to fund these capital requirements in fiscal year 1999. However, if the Company decides to increase its capital expenditures further, or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company could require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or will be available on favorable terms. The Company may also require additional capital for other purposes not presently contemplated. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, research and development expenditures, which could adversely affect the Company.

Warranty. Quantum generally warrants its products against defects for a period of three to five years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped. Actual warranty costs could have a material unfavorable impact on the Company if the actual rate of unit failure or the cost to repair a unit is greater than what the Company used to estimate the warranty expense accrual.

Risks Associated with Foreign Manufacturing and Sales. Many of the Company's products and product components are currently manufactured outside the United States. In addition, close to half of the Company's revenue comes from sales outside the United States, including sales to the overseas operations of domestic companies. As a result, the Company is subject to certain risks associated with contracting with foreign manufacturers, including obtaining requisite United States and foreign governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight rates. In addition, several Asian countries have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. In the last three quarters of fiscal year 1998, the Company experienced a year-over-year reduction in sales to certain Asian countries due, in part, to the effects of these factors. With most of the Company's non-US sales being denominated in U.S. dollars, the Company is unable to predict what effect, if any, these factors will have on its ability to maintain or increase its sales in these markets, general economic conditions, and the Company's customers.

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

Volatility of Stock Price. The market price of the Company's common stock has been, and may continue to be extremely volatile. Factors such as new product announcements by the Company or its competitors; quarterly fluctuations in the operating results of the Company, its competitors, and other technology companies; and general conditions in the information storage and computer market may have a significant impact on the market price of the common stock. In particular, when the Company reports operating results that are less than the expectations of analysts, the market price of the common stock can be materially adversely affected.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative information about market risk, refer to Part II, Item 7, "Trends and Uncertainties - Foreign Exchange Contracts," and Item 8, Notes 1 and 2 of the Notes to Consolidated Financial Statements.


ITEM 8.  Financial Statements and Supplementary Data

Index to Financial Statements

                                                                            Page
         Financial Statements:

         Report of Ernst & Young LLP, Independent Auditors                  28

         Consolidated Statements of Operations for each of the three        29
         years in the period ended March 31, 1998

         Consolidated Balance Sheets at March 31, 1998 and 1997             30

         Consolidated Statements of Cash Flows for each of the three        31
         years in the period ended March 31, 1998

         Consolidated Statements of Shareholders' Equity for each of        32
         the three years in the period ended March 31, 1998

         Notes to Consolidated Financial Statements                         33

         Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts                    52

         Separate Financial Statements of fifty-percent-or-less-owned       53
         persons accounted for by the equity method

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders Of
Quantum Corporation

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Quantum
Corporation (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of MKE-Quantum Components LLC ("MKQC"), a forty-nine percent equity investee of the Company, which statements reflect a net loss of $134.8 million for the period from May 16, 1997 (inception) through March 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for MKQC, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               Ernst & Young LLP


Palo Alto, California
April 21, 1998

                                                         QUANTUM CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)                                                   Year ended March 31,
                                                                        -----------------------------------------------------------
                                                                           1998                    1997                    1996
                                                                        -----------------------------------------------------------
Sales                                                                   $ 5,805,235             $ 5,319,457             $ 4,422,726
Cost of sales                                                             4,929,714               4,550,716               3,880,309
                                                                        -----------             -----------             -----------

Gross profit                                                                875,521                 768,741                 542,417

Operating expenses:
  Research and development                                                  321,741                 291,332                 239,116
  Sales and marketing                                                       169,031                 149,371                 142,413
  General and administrative                                                 89,364                  86,507                  65,145
  Restructuring and other charges                                              --                      --                   209,122
                                                                        -----------             -----------             -----------

                                                                            580,136                 527,210                 655,796
                                                                        -----------             -----------             -----------

Income (loss) from operations                                               295,385                 241,531                (113,379)
Interest income and other, net                                               34,243                   7,047                   8,462
Interest expense                                                            (32,753)                (47,882)                (36,421)
Equity in loss of investee                                                  (66,060)                   --                      --
                                                                        -----------             -----------             -----------

Income (loss) before income taxes                                           230,815                 200,696                (141,338)
Income tax provision (benefit)                                               60,014                  52,181                 (50,882)
                                                                        -----------             -----------             -----------

Net income (loss)                                                       $   170,801             $   148,515             $   (90,456)
                                                                        ===========             ===========             ===========

Net income (loss) per share:
  Basic                                                                 $      1.25             $      1.27             $     (0.87)
                                                                        ===========             ===========             ===========
  Diluted                                                               $      1.07             $      1.04             $     (0.87)
                                                                        ===========             ===========             ===========

Weighted-average common shares:
  Basic                                                                     136,407                 117,218                 103,416
                                                                        ===========             ===========             ===========
  Diluted                                                                   166,016                 153,287                 103,416
                                                                        ===========             ===========             ===========

See accompanying notes to consolidated financial statements.



                                                         QUANTUM CORPORATION
                                                     CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)                                                                   March 31,
                                                                                                       -----------------------------
                                                                                                          1998               1997
                                                                                                       -----------------------------
Assets
  Current assets:
     Cash and cash equivalents                                                                         $  642,150         $  345,125
     Marketable securities                                                                                 71,573               --
     Accounts receivable, net of allowance for doubtful
        accounts of $12,928 in 1998 and $10,610 in 1997                                                   737,928            887,477
     Inventories                                                                                          315,035            252,802
     Deferred taxes                                                                                       133,981            122,899
     Other current assets                                                                                 124,670             80,116
                                                                                                       ----------         ----------

  Total current assets                                                                                  2,025,337          1,688,419

  Property, plant, and equipment, less accumulated
     depreciation                                                                                         285,159            407,206
  Intangible assets, less accumulated amortization                                                         24,490             42,131
  Other assets                                                                                            103,425             20,507
                                                                                                       ----------         ----------

                                                                                                       $2,438,411         $2,158,263
                                                                                                       ==========         ==========

Liabilities and Shareholders' Equity
  Current liabilities:
     Accounts payable                                                                                  $  446,243         $  502,069
     Accrued warranty expense                                                                              74,017             94,989
     Accrued compensation                                                                                  60,344             63,093
     Income taxes payable                                                                                  39,777             31,153
     Current portion of long-term debt                                                                        935             44,229
     Other accrued liabilities                                                                             78,920             80,045
                                                                                                       ----------         ----------

  Total current liabilities                                                                               700,236            815,578

  Deferred taxes                                                                                           38,668             33,587
  Convertible subordinated debt                                                                           287,500            241,350
  Long-term debt                                                                                           39,985            177,668
  Commitments and contingencies (Notes 15 and 16)

  Redeemable preferred stock, Series B, $.01 par value; 90,000 shares issued
  and outstanding at March 31, 1997; none at March 31, 1998                                                  --                3,888

  Shareholders' equity:
     Common stock, $.01 par value; authorized:
        500,000,000 shares; issued and outstanding: 160,879,171 in 1998,
        and 130,864,454 in 1997                                                                             1,609              1,308
     Capital in excess of par value                                                                       774,682            458,492
     Retained earnings                                                                                    595,731            426,392
                                                                                                       ----------         ----------

  Total shareholders' equity                                                                            1,372,022            886,192
                                                                                                       ----------         ----------

                                                                                                       $2,438,411         $2,158,263
                                                                                                       ==========         ==========

See accompanying notes to consolidated financial statements.

                                                                                                                                  30

                                                         QUANTUM CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                                                 Year ended March 31,
                                                                                  -------------------------------------------------
                                                                                    1998                1997                 1996
                                                                                  -------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                               $ 170,801           $ 148,515           $ (90,456)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operations:
     Restructuring and other charges                                                   --                  --               208,571
     Gain on sale of equity investment                                                 --                  --                (3,844)
     Depreciation                                                                    78,067              96,477              68,381
     Amortization                                                                    13,532              27,959              28,727
     Deferred taxes                                                                  (6,001)              9,081             (54,339)
     Compensation related to stock incentive plans                                    4,236               2,391               1,414
     Changes in assets and liabilities:
        Accounts receivable                                                         149,549            (176,370)           (216,499)
        Inventories                                                                 (62,233)            206,736            (188,444)
        Accounts payable                                                            (55,826)              3,240             144,547
        Income taxes payable                                                          8,624              (9,841)            (26,430)
        Accrued warranty expense                                                    (20,972)             32,700               5,463
        Other assets and liabilities                                                  4,575             (28,189)            (41,198)
                                                                                  ---------           ---------           ---------

Net cash provided by (used in) operating activities                                 284,352             312,699            (164,107)
                                                                                  ---------           ---------           ---------

Cash flows from investing activities:
  Purchases of marketable securities                                                (71,573)               --                  --
  Purchases of equity securities/minority interest                                  (15,000)             (6,132)               --
  Acquisition of intangible assets                                                  (25,850)               --                  --
  Proceeds from sale of interest in recording heads                                  94,000                --                  --
   operations
  Investment in property and equipment                                             (149,749)           (174,977)           (211,602)
  Proceeds from disposition of property and equipment                                 5,962               9,665                --
  Proceeds from sale of equity investment/subsidiary                                   --                  --                11,151
  Proceeds from repayment of note receivable                                         18,000                --                  --
                                                                                  ---------           ---------           ---------

Net cash used in investing activities                                              (144,210)           (171,444)           (200,451)
                                                                                  ---------           ---------           ---------

Cash flows from financing activities:
  Proceeds from long-term credit facilities                                            --               330,091             393,000
  Proceeds from mortgage loan                                                          --                42,105                --
  Principal payments on long-term credit facilities                                (180,977)           (378,339)           (330,000)
  Proceeds from issuance of common stock                                             50,360              45,261              37,207
  Proceeds from issuance of convertible subordinated
   notes                                                                            287,500                --               241,350
                                                                                  ---------           ---------           ---------

Net cash provided by financing activities                                           156,883              39,118             341,557
                                                                                  ---------           ---------           ---------

Increase (decrease) in cash and cash equivalents                                    297,025             180,373             (23,001)

Cash and cash equivalents at beginning of year                                      345,125             164,752             187,753
                                                                                  ---------           ---------           ---------

Cash and cash equivalents at end of year                                          $ 642,150           $ 345,125           $ 164,752
                                                                                  =========           =========           =========

Supplemental disclosure of cash flow information:
   Conversion of debentures to common stock                                       $ 241,350           $ 132,893           $  79,567
                                                                                  =========           =========           =========
   Note received on disposition of property and
        equipment                                                                      --             $  18,000                --
                                                                                  =========           =========           =========
   Issuance of redeemable preferred stock as part of
        minority interest acquisition                                                  --             $   3,888                --
                                                                                  =========           =========           =========
   Conversion of redeemable preferred stock to common
        stock                                                                     $   3,888                --                  --
                                                                                  =========           =========           =========
   Cash paid during the year for:
       Interest                                                                   $  29,030           $  48,500           $  32,768
                                                                                  =========           =========           =========
       Income taxes                                                               $  72,619           $   5,663           $  29,789
                                                                                  =========           =========           =========

See accompanying notes to consolidated financial statements.

                                                                                                                                  31

                                                         QUANTUM CORPORATION
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              Common Stock              Capital
                                                       ---------------------------      in Excess      Retained
(In thousands)                                           Shares          Amount       of Par Value      Earnings           Total
                                                       ----------------------------------------------------------------------------
Balances at March 31, 1995                                  92,328     $       922     $   140,232     $   368,333      $   509,487

Conversion of subordinated debentures                        8,768              88          77,732            --             77,820
Shares issued under employee
  stock purchase plan                                        2,676              26          15,952            --             15,978
Shares issued under employee
  stock option plans, net                                    4,620              46          21,988            --             22,034
Compensation expense                                          --              --             1,414            --              1,414
Tax benefits related to stock
  option plans                                                --              --             8,546            --              8,546
Net loss                                                      --              --              --           (90,456)         (90,456)
                                                       ----------------------------------------------------------------------------

Balances at March 31, 1996                                 108,392           1,082         265,864         277,877          544,823

Conversion of subordinated debentures                       14,644             146         131,118            --            131,264
Shares issued under employee
  stock purchase plan                                        3,216              32          17,370            --             17,402
Shares issued under employee
  stock option plans, net                                    4,612              48          27,811            --             27,859
Compensation expense and other                                --              --             5,299            --              5,299
Tax benefits related to stock
  option plans                                                --              --            11,030            --             11,030
Net income                                                    --              --              --           148,515          148,515
                                                       ----------------------------------------------------------------------------

Balances at March 31, 1997                                 130,864           1,308         458,492         426,392          886,192

Conversion of subordinated debentures                       21,626             216         236,506            --            236,722
Conversion of Series B preferred shares                        180               2           3,886            --              3,888
Shares issued under employee
  stock purchase plan                                        3,454              35          21,442            --             21,477
Shares issued under employee
  stock option plans, net                                    4,755              48          28,835            --             28,883
Compensation expense and other                                --              --             4,236            --              4,236
Tax benefits related to stock
  option plans                                                --              --            21,285            --             21,285
Foreign currency translation                                  --              --              --            (1,462)          (1,462)
Net income                                                    --              --              --           170,801          170,801
                                                       ============================================================================
Balances at March 31, 1998                                 160,879     $     1,609     $   774,682     $   595,731      $ 1,372,022
                                                       ============================================================================

See accompanying notes to consolidated financial statements.

                                                                                                                                  32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Summary of Significant Accounting Policies

Nature of Business: Quantum Corporation ("Quantum" or the "Company"), designs, develops, and markets information storage products, including high-performance, high-quality half-inch cartridge tape drives, tape media, tape autoloaders and libraries, hard disk drives, and solid state disk drives. The half-inch cartridge tape drives and solid state disk drives are manufactured by the Company. Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan manufactures all of Quantum's hard disk drives. Quantum is also involved in a joint venture with MKE, that researches, develops, and manufactures magnetoresistive ("MR") recording heads that are used in the Company's hard disk drives.

Quantum's products meet the storage requirements of mid-range to high-end computer systems, workstations, network servers, high-end to entry-level desktop personal computers, and storage subsystems. The Company directly markets its products to major original equipment manufacturers ("OEMs") and through a broad range of distributors, resellers, and systems integrators worldwide.

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

Use of Estimates: The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. These estimates are based on information available as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Revenue Recognition: Revenue from sales of products is recognized on shipment to customers, with provision made for estimated returns. The Company accrues royalty revenue based on licensees' sales that incorporate certain licensed technology.

Foreign Currency Translation and Transactions: Assets, liabilities, and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of the Company's material foreign operations, the functional currency is the U.S. Dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. Dollar. The resulting gains or losses are reported as a component of retained earnings within shareholder's equity. Although close to half of the Company's sales are made to customers in non-U.S. locations and all of the Company's hard disk drive products are manufactured in Japan, Singapore and Ireland by MKE, a majority of the Company's material transactions are denominated in U.S. dollars. Accordingly, the application of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," to the Company's historical financial statements has resulted in transaction gains or losses that are immaterial to the Company's consolidated financial statements for any year presented. The effect of foreign currency exchange rate fluctuations on cash flows was also immaterial for the years presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income.

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

Net Income (Loss) Per Share: The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 established new requirements for computing and presenting earnings per share. Under the new requirements, the method previously used to compute earnings per share is changed and all prior periods presented have been restated to conform to the new requirements. The new requirements eliminate primary and fully diluted earnings per share. As a result, under the new requirements, basic net income (loss) per share excludes any dilutive effect of stock options. Also, the dilutive effect of stock options used to compute diluted net income (loss) per share is based on the average market price of the Company's common stock for the period.

Cash Equivalents and Marketable Securities: The Company considers all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's marketable securities have maturities of more than 90 days at the time of purchase.

The Company has classified all cash equivalents and marketable securities as available-for-sale. Securities classified available-for-sale are carried at fair value with material unrealized gains and losses reported in shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in other income or expense. The cost of securities sold is based on the specific identification method.

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

Investments in Joint Ventures and Other Entities: Investments in joint ventures and other entities are recorded in other assets. Investments in joint ventures are accounted for by the equity method. Dividends are recorded as a reduction of the carrying value of the investment when received.

Investments in other entities (less-than-20-percent-owned companies) that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. These valuation losses are recorded in other income when identified. Dividends are recorded in other income when received.

Inventories: Inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant, and Equipment: Property, plant, and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful
                                                                              34
lives of the assets (generally three to ten years for machinery, equipment, furniture, and leasehold improvements; and twenty-five years for buildings) or the lease term.

Acquired Intangibles: Acquired intangible assets are being amortized over their estimated useful lives, which range from three to five years. The accumulated amortization at March 31, 1998 and 1997, was $23.0 million and $60.9 million, respectively. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually.

Warranty Expense: The Company generally warrants its products against defects for a period of three to five years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped and revenue recognized.

Advertising Expense: The Company accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising expense for the years ended March 31, 1998, 1997, and 1996, was $41.4 million, $35.2 million, and $25.1 million, respectively.

Stock-Based Compensation: The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB Opinion No. 25").

Risks and Uncertainties: The Company's business entails a number of risks. As is typical in the information storage industry, a significant portion of the Company's customer base is concentrated with a small number of OEMs, and the Company is not able to predict whether there will be any significant change in the demand for its customers' products. The loss of any one of the Company's more significant customers could have a material adverse effect on the Company's results of operations. A limited number of disk and tape drive storage products make up a significant majority of the Company's sales, and due to increasingly rapid technological change in the industry, the Company's future depends on its ability to develop and successfully introduce new products. Quantum utilizes a third party, MKE, to manufacture a substantial majority of the products it sells. The Company relies on MKE's ability to bring new products rapidly to volume production and to meet stringent quality standards. MKE manufactures Quantum's drives in Japan, Singapore, and Ireland. If MKE were unable to satisfy Quantum's production requirements, the Company would not have an alternative source to meet the demand for its products without substantial delay and disruption to its operations. The actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if the actual rate of unit failure or the cost to repair a unit is greater than what the Company has used in estimating the warranty expense accrual. In addition, the Company is also subject to legal proceedings and claims that arise in the ordinary course of its business (refer to Note 15 of the Notes to Consolidated Financial Statements).

Comprehensive Income: In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for the Company's fiscal year 1999. The Company believes that adoption of SFAS 130 will not have a material impact on the Company's consolidated financial statements.

Segment Information: In June 1997, The FASB released Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 will change the way companies report selected segment information in annual financial statements and also requires companies to report selected segment information in interim financial reports to stockholders. SFAS 131 is effective for periods in fiscal years beginning after December 15, 1997. Based on the current circumstances, the Company believes that the application of this new rule will not have a material impact on the Company's consolidated financial statements.

Note 2  Financial Instruments

Available-For-Sale Securities

The following is a summary of available-for-sale securities, all of which are classified as cash equivalents and marketable securities:

                                                                            March 31, 1998                      March 31, 1997
                                                                      --------------------------------------------------------------
                                                                     Amortized           Fair            Amortized           Fair
(In thousands)                                                          Cost             Value             Cost             Value
------------------------------------------------------------------------------------------------------------------------------------
Corporate commercial paper and bank notes                             $103,346          $103,339          $ 25,338          $ 25,338
U.S. Treasury securities and obligations of
     U.S. government agencies                                          165,364           165,360            25,455            25,455
Other                                                                    4,613             4,613                83                83
                                                                      --------          --------          --------          --------
                                                                      $273,323          $273,312          $ 50,876          $ 50,876
                                                                      ========          ========          ========          ========


The difference between the amortized cost of available-for-sale securities and fair value was immaterial at March 31, 1998 and 1997, and therefore no gross unrealized gains or losses were recorded in shareholders' equity. The estimated fair value of available-for-sale securities is based on market quotations. There were no sales of available-for-sale securities in fiscal years 1998 or 1997. At March 31, 1998, the average available-for-sale portfolio duration was approximately 23 days, and no security had a maturity longer than one year.

Derivative Financial Instruments

Foreign Exchange - Asset and Liability Management. During the periods covered by the financial statements, the Company utilized foreign currency forward exchange contracts to manage the effects of foreign currency remeasurement arising from certain assets and liabilities denominated in a foreign currency. The gains and losses from market rate changes on these contracts, which are intended to offset the gains and losses on certain foreign currency denominated assets and liabilities, are recorded monthly in other income.

The following is a summary of foreign currency forward contracts held for asset and liability management purposes:


                                                        March 31,
                                              ---------------------------
(In millions except for forward rates)         1998                 1997
                                              ---------------------------
Currency to be sold                          Yen                  Yen
Maturity dates                               April-May 1998       April-May 1997
Foreign currency notional amount               1,600 yen            3,300 yen
Weighted average forward rate                  132.23               122.22
U.S. dollar notional amount                    $12.1                $27.0
U.S. dollar equivalent                         $12.3                $26.5
Fair value                                     $(0.2)               $ 0.5

                                                          March 31,
                                        ----------------------------------------
(In millions except for forward rates)      1998                       1997
                                        ----------------------------------------

Currency to be purchased                  Swiss Franc                    --
Maturity dates                            April 1998                     --
Foreign currency notional amount             26.5 Swiss Francs           --
Weighted average forward rate                 1.51                       --
U.S. dollar notional amount                 $17.5                        --
U.S. dollar equivalent                      $17.4                        --
Fair value                                  $(0.1)                       --


The fair values for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying Yen or Swiss Francs at the balance sheet dates. The Company generally does not require collateral from the counterparties to foreign currency forward contracts.

Carrying Amount and Fair Values of Financial Instruments

The carrying values of accounts receivable are deemed to be reasonable estimates of their fair values.

The estimated fair value of the Company's borrowings are summarized as follows:

                                                                                          March 31,
                                                                ----------------------------------------------------------------
(In millions)                                                             1998                                   1997
                                                                ----------------------------------------------------------------
                                                                Carrying           Fair              Carrying            Fair
                                                                 Amount            Value              Amount             Value
                                                                -------           -------            --------           --------
Convertible subordinated debt                                   $ 287.5           $ 281.8            $  241.4           $  433.8
Revolving credit line                                             --                 --                 110.0              110.0
Term loan                                                         --                 --                  56.3               56.3
Mortgage loan                                                      40.9              41.8                41.8               41.3
Equipment loan                                                    --                 --                  13.9               15.2


The fair values for the convertible subordinated debt were based on the quoted market price at the balance sheet dates. Fair values for the revolving credit agreement and term loan approximated their carrying amounts, since interest rates on these borrowings were adjusted periodically to reflect market interest rates. The fair value of the mortgage and equipment loans were based on the estimated present value of the remaining payments, utilizing risk-adjusted market interest rates of similar instruments at the balance sheet dates.

Note 3  Inventories

Inventories consisted of:

(In thousands)                                                 March 31,
                                                       -------------------------
                                                         1998             1997
                                                       -------------------------
Materials and purchased parts                          $ 72,990         $ 39,898
Work in process                                          44,303           48,005
Finished goods                                          197,742          164,899
                                                       --------         --------
                                                       $315,035         $252,802
                                                       ========         ========


Note 4  Property, Plant, and Equipment

Property, plant, and equipment consisted of:

(In thousands)                                                   March 31,
                                                        -----------------------
                                                          1998          1997
                                                        -----------------------
Machinery and equipment                                 $ 328,402     $ 446,677
Furniture and fixtures                                     31,307        27,453
Buildings and leasehold improvements                      140,629       151,418
Land                                                        5,302         8,349
                                                        ---------     ---------

                                                          505,640       633,897
Less accumulated depreciation and amortization           (220,481)     (226,691)
                                                        ---------     ---------

                                                        $ 285,159     $ 407,206
                                                        =========     =========


Note 5  MKE/Quantum Recording Heads Joint Venture

On May 16, 1997, the Company sold a controlling interest in its recording heads operations to MKE, thereby initiating a recording heads joint venture with MKE. The operations are involved in the research, development, and manufacture of MR recording heads used in the Company's disk drive products manufactured by MKE.

MKE-Quantum Components LLC ("MKQC") was formed by the Company to hold the operations, assets, and certain liabilities of the Company's recording heads operations. Quantum contributed recording heads assets and operations, and leased certain premises to MKQC. MKQC assumed $51 million of debt payable to Quantum, which matures in the year 2022 with periodic amortization based on certain available cash. MKE paid Quantum $94 million and contributed $110 million to MKQC in exchange for a 51% majority ownership interest in MKQC. Quantum retained a 49% minority ownership interest in MKQC.

The recording heads assets that Quantum contributed to MKQC consisted of inventory, equipment, accounts receivable, and intangibles, which aggregated $211 million. MKQC assumed $24 million of third party liabilities. Quantum's employees that were involved in the recording heads operations became employees of MKQC.

MKE and the Company share pro rata in MKQC's results of operations, and would share pro rata in any capital funding requirements. The Company and MKE plan to continue to utilize the recording heads manufactured by MKQC in its disk drive products manufactured by MKE.

Subsequent to May 16, 1997, the Company accounted for its 49% interest in MKQC using the equity method of accounting. The results of the Company's involvement in recording heads through May 15, 1997 were consolidated.

The Company provided support services to MKQC. The support services were mainly finance, human resources, legal and computer support. MKQC reimbursed the Company for the estimated cost of the services.

Summarized Financial Information

The following is summarized financial information for MKQC:

                                 Period from
(In thousands)                 May 16, 1997 to
                               March 31, 1998
                               --------------
Sales                             $ 165,775
Gross margin (loss)                 (43,677)
Net loss                           (134,816)


                               March 31, 1998
                               --------------
Current assets                    $  49,520
Noncurrent assets                   213,230
Current liabilities                  94,707
Note payable to Quantum              50,823
Other noncurrent liabilities         14,964


Unaudited Pro Forma Information

Giving effect to the above-noted sale transaction as if it had occurred on April 1, 1996, the pro forma effect on the Company's consolidated balance sheet at March 31, 1997, would not have been significant, and net income would have been approximately $174 million and $180 million for fiscal years 1998 and 1997, respectively, and diluted net income per share would have been $1.09 and $1.25, respectively. This unaudited pro forma information is intended for information purposes only and is not necessarily indicative of the future results of operations of MKQC or the results of the Company that would have occurred had the joint venture arrangement been in effect for the full fiscal year presented.


Note 6  Credit Agreements

In June 1997, the Company entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of March 31, 1998, there was no outstanding balance drawn on this line.

The Company has a one-year $85 million unsecured letter of credit facility with certain banks to issue standby letters of credit to MKE and its affiliates, which expires in September 1998. As of March 31, 1998, there was no outstanding balance under this letter of credit facility.


Note 7  Long-Term Debt

In July 1997, the Company issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $46.325 per share. The notes are redeemable at the Company's option on or after August 1, 1999, and prior to August 1, 2001, under certain conditions related to the price of the Company's common stock. Subsequent to August 1, 2001, the notes are redeemable at the Company's option at any time. In the event of certain changes involving all or substantially all of the Company's common stock, the notes would become redeemable at the option of the holder. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company.

In March 1998, the Company called for redemption of all of the Company's outstanding 5% convertible subordinated debentures due March 1, 2003, at a redemption price of $1,035.71 per $1,000 principal amount of debenture. At the time of the call for redemption, the entire original issue amount of the debentures of approximately $241 million was outstanding. Holders of the debentures exercised their option to convert debentures held into 21,626,327 shares of the Company's common stock at a conversion price of approximately $11.16 per share. No debentures were redeemed for cash.

The previously outstanding revolving credit line, term loan, and equipment loan, which had carrying amounts of $110 million, $56 million, and $14 million, respectively, as of March 31, 1997, were repaid and terminated in the first quarter of fiscal year 1998.

In September 1996, the Company entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years, with monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term. The debt is secured by specified real estate.

Payments required on long-term debt outstanding at March 31, 1998, are $0.9 million in fiscal year 1999, $1.0 million in fiscal year 2000, $1.1 million in fiscal year 2001, $1.2 million in fiscal year 2002, $1.3 million in fiscal year 2001, and $35.3 million thereafter.


Note 8 Redeemable Preferred Stock and Acquisition of Minority Interest in Quantum Peripherals Colorado, Inc.

In fiscal year 1997, the Company issued 90,000 shares of Redeemable Convertible Participating Series B Preferred Stock in conjunction with the acquisition of the 19% minority ownership interest in Quantum Peripherals Colorado, Inc. ("QPC"), a consolidated subsidiary involved in the development and manufacture of recording heads.

In fiscal year 1998, the holder of the 90,000 shares of Redeemable Convertible Participating Series B Preferred Stock exercised its right to convert the shares to Quantum common stock. The Company issued 180,000 shares of its common stock pursuant to the conversion.


Note 9  Stock Incentive Plans

Long-Term Incentive Plan: The Company has a Long-Term Incentive Plan (the "Plan") that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as "options") to employees, consultants, officers and affiliates of the Company. The Plan has available and reserved for future issuance 14.6 million shares and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 1998, were 1,105,000 shares. Options under the Plan expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plan generally vests over two to three years. In fiscal years 1998, 1997 and 1996, the Company recorded compensation expense of $3,179,000, $1,916,000 and $899,000, respectively, related to restricted stock granted pursuant to stock purchase rights under the Plan. The number of shares of restricted stock granted under the Plan were 65,500 shares, 354,290 shares, and 596,000 shares, in fiscal years 1998, 1997 and 1996, respectively, at an exercise price of $.01.

Stock Option Plans: The Company has Stock Option Plans (the "Plans") under which 600,000 shares of common stock was reserved for future issuance at March 31, 1998 to directors of the Company. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value, and accordingly no compensation accounting has been required at the original date of grant. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years. At March 31, 1998, options with respect to 532,500 shares were available for grant.

Stock Option Summary Information: A summary of activity relating to the Long-Term Incentive Plan and the Stock Option Plans follows:

                                                                             Year ended March 31,
                                          -----------------------------------------------------------------------------------------
                                                   1998                              1997                            1996
                                          --------------------------      ---------------------------    --------------------------
                                          Shares      Weighted-Avg.       Shares       Weighted-Avg.    Options      Weighted-Avg.
                                          (000's)     Exercise Price      (000's)      Exercise Price    (000's)     Exercise Price
                                          -------     --------------      -------      --------------    -------     --------------
Outstanding at
  beginning of period                     16,354          $ 7.52          16,746          $ 6.75         16,104          $ 5.71
Granted                                    6,163          $19.80           5,850          $ 8.59          6,528          $ 7.90
Canceled                                    (718)         $14.11          (1,564)         $ 7.94         (1,252)         $ 6.85
Exercised                                 (4,794)         $ 6.10          (4,678)         $ 5.97         (4,634)         $ 4.76
                                         -------                         -------                        -------
Outstanding at
  end of period                           17,005          $12.09          16,354          $ 7.52         16,746          $ 6.75
                                         =======                         =======                        =======
Exercisable at
  end of period                            8,332          $ 8.84           8,514          $ 6.53          8,214          $ 5.92
                                         =======                         =======                        =======


The range of exercise prices for options outstanding at March 31, 1998 was $1.11 to $40.38. Compensation expense of $1,057,000, $475,000 and $525,000 was recorded in fiscal years 1998, 1997 and 1996, respectively, on accelerated stock options under the Plans.

The following tables summarize  information  about options  outstanding at March
31, 1998:

                                                                                              Outstanding Options
                                                                     --------------------------------------------------------------
                                                                     Shares Outstanding          Weighted-Average
                                                                      at March 31, 1998              Remaining      Weighted-Average
Range of Exercise Prices                                                   (000's)                Contractual Life   Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
$ 1.11 - $ 7.22                                                             5,546                        6.38                $ 6.41
$ 7.32 - $15.22                                                             5,551                        7.62                $ 9.49
$17.38 - $40.38                                                             5,908                        9.15                $19.87
                                                                           --------------------------------------------------------
                                                                           17,005                        7.75                $12.09
                                                                           ======

                                                                                                                                  41

                                             Options Exercisable
                                ------------------------------------------------
                                Shares Exercisable
                                 at March 31, 1998         Weighted-Average
Range of Exercise Prices              (000's)               Exercise Price
--------------------------------------------------------------------------------
$ 1.11 - $ 7.22                        4,168                   $ 6.16
$ 7.32 - $15.22                        3,084                   $ 9.17
$17.38 - $40.38                        1,080                   $18.25
                                ------------------------------------------------
                                       8,332                   $ 8.84
                                       =====


Expiration dates ranged from July 25, 1998 to March 25, 2008 for options outstanding at March 31, 1998. Prices for options exercised during the three-year period ended March 31, 1998, ranged from $0.01 to $19.81. Proceeds received by the Company from exercises are credited to common stock and capital in excess of par value.

Stock Purchase Plan: The Company has an employee stock purchase plan (the "Purchase Plan") that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 22.8 million shares authorized to be issued under the plan, 3,922,000 shares were available for issuance at March 31, 1998. Employees purchased 3,454,000 shares, 3,216,000 shares, and 2,676,000 shares under the Purchase Plan in fiscal years 1998, 1997, and 1996, respectively. The weighted average exercise price of stock purchased under the Purchase Plan was $6.22, $5.41 and $5.98 in fiscal years 1998, 1997, and 1996, respectively.

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

The fair value of options granted in fiscal years 1998, 1997, and 1996 reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                              Long-Term Incentive Plan and Stock
                                         Option Plans                          Stock Purchase Plan
                             -----------------------------------       ----------------------------------
                             Fiscal        Fiscal        Fiscal        Fiscal        Fiscal        Fiscal
                               1998          1997          1996         1998          1997          1996
                               ----          ----          ----         ----          ----          ----
Option life (in years)         2.9           2.9           2.8          1.6           0.8           1.1
Risk-free interest rate        6.25%         6.0%          6.7%         6.13%         6.0%          6.7%
Stock price volatility          .56           .50           .50          .53           .50           .50
Dividend yield                 --            --             --            --            --            --


The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the options.

The following is a summary of weighted-average grant date fair values:

                                                           Weighted-Average Grant Date Fair Value
                                                       Fiscal 1998       Fiscal 1997      Fiscal 1996
                                                       -----------       -----------      -----------
Options granted under the Long-Term Incentive
     Plan and Stock Option Plans                          $ 8.39           $ 3.67            $ 3.30

Restricted stock granted under the Long-Term
     Incentive Plan                                       $23.68           $14.28            $10.70

Shares granted under the Stock Purchase Plan              $ 3.56           $ 2.46            $ 2.66


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma net income and earnings per share follows:

                                                 Year Ended March 31,
                                        ----------------------------------------
                                            1998         1997           1996
                                        ----------------------------------------
Net income (in thousands)               $  139,907    $  132,678    $  (101,600)
                                        ==========    ==========    ===========

Net income (loss) per share:
     Basic                              $     1.03    $     1.13    $     (0.98)
                                        ==========    ==========    ===========

     Diluted                            $     0.88    $     0.93    $     (0.98)
                                        ==========    ==========    ===========


Since pro forma compensation cost relates to all periods over which the options vest, the initial impact on pro forma net income may not be representative of option expense in subsequent years, when the effect of the amortization of multiple awards would be reflected.


Note 10  Common Stock and Shareholder Rights Plan

Effective April 28, 1997, the number of authorized shares of Common Stock increased to 500,000,000 from 150,000,000.

On May 13, 1997, Quantum declared a two-for-one stock split to be effected as a stock dividend of one share of Common Stock for every one share of Common Stock outstanding. New stock was issued in June 1997, to shareholders of record on May 27, 1997. The share and per share amounts for all periods presented in the Consolidated Financial Statements prior to the split reflect retroactive recognition of the two-for-one stock split.

The Company has a shareholder rights plan (the "Rights Plan") that provides existing shareholders with the right to purchase 1/100 preferred share for each common share held in the event of certain changes in the Company's ownership. The Board of Directors approved the extension of the protections of the Rights Plan, which expires August 4, 1998, through the adoption of a New Rights Plan. The new Rights Plan provides the existing shareholders with the right to purchase 1/1000 of a share of preferred stock for each common share held in the event of certain changes in the Company's ownership. The Rights Plan may serve as a deterrent to takeover tactics that are not in the best interests of shareholders.

Note 11  Earnings Per Share

SFAS No. 128 replaced the previously reported primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options and convertible securities. Diluted net income (loss) per share is very similar to the previously reported fully diluted net income (loss) per share.

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:

 (In thousands except per share data)                                                       Year ended March 31,
                                                                                ---------------------------------------------------
                                                                                  1998                 1997                 1996
                                                                                ---------            ---------            ---------
Numerator:
   Numerator for basic net income (loss) per
     share - income (loss) available to
     common stockholders                                                        $ 170,801            $ 148,515            $ (90,456)

   Effect of dilutive securities:
   6 3/8% Convertible subordinated notes                                             --                  3,135                 --
   5% Convertible subordinated notes                                                6,668                7,240                 --
                                                                                ---------            ---------            ---------

   Numerator for diluted net income (loss)
     per share - income (loss) available to
     common stockholders                                                        $ 177,469            $ 158,890            $ (90,456)
                                                                                ---------            ---------            ---------

Denominator:
   Denominator for basic net income (loss)
     per share - weighted-average shares                                          136,407              117,218              103,416

   Effect of dilutive securities:
   Outstanding options                                                              9,600                5,388                 --
    Series B preferred stock                                                           90                   23                 --
    6 3/8% convertible subordinated notes                                            --                  9,032                 --
    5% convertible subordinated notes                                              19,919               21,626                 --
                                                                                ---------            ---------            ---------

   Denominator for diluted net income (loss)
     per share - adjusted weighted-average
     shares and assumed conversions                                               166,016              153,287              103,416
                                                                                =========            =========            =========

Basic net income (loss) per share                                               $    1.25            $    1.27            $   (0.87)
                                                                                =========            =========            =========

Diluted net income (loss) per share                                             $    1.07            $    1.04            $   (0.87)
                                                                                =========            =========            =========


The computation of diluted net income per share for fiscal year 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares at a conversion price of $46.325 per share, because the effect would have been anti-dilutive.

The computation of diluted net loss per share for fiscal year 1996 excluded the effect of the 6 3/8% convertible subordinated notes issued in April 1992, which were called for redemption in December 1996, because the effect would have been anti-dilutive. For the year ended March 31, 1996, options to purchase 16,708,062 shares of common stock were outstanding at March 31, 1996, but the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share because the Company reported a net loss for the period and accordingly the effect would have been anti-dilutive.


Note 12  Restructuring and Other Expenses

In the fourth quarter of fiscal year 1996, the Company recorded a restructuring charge of $209 million, pre-tax, associated with the transition of its high-capacity products manufacturing to MKE. As part of the transition, the Company discontinued its manufacture of these products and completed the shutdown of the related facilities in fiscal year 1997. The related manufacturing work force was terminated in fiscal year 1997. The Company closed, sold, or disposed of certain high-capacity manufacturing facilities and equipment located in Penang, Malaysia; and Milpitas, California, which as of March 31, 1996, were carried at a fair value of approximately $30 million, net of estimated cost to dispose. Facilities sold included the manufacturing building in Malaysia, which occurred in the second quarter of fiscal year 1997.

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
                                                                          ----
                                                                          $209
                                                                          ====


The activities contemplated in the transition and related restructuring reserve were substantially completed at March 31, 1997, and fully completed at March 31, 1998 without a material change in the estimated cost of such activities.


Note 13  Savings and Investment Plan

Substantially all of the regular domestic employees are eligible to make contributions to the Company's 401(k) savings and investment plan. The Company matches a percentage of the employees' contributions and may also make additional discretionary contributions to the plan. Company contributions were $6.3 million in fiscal year 1998, $5.2 million in fiscal year 1997, and $4.0 million in fiscal year 1996.

Note 14  Income Taxes

The income tax provision consists of the following:

(In thousands)                                                                             Year ended March 31,
                                                                           --------------------------------------------------------
                                                                             1998                    1997                   1996
                                                                           --------------------------------------------------------
Federal: Current                                                           $ 19,343                $ 13,344                $(31,160)
         Deferred                                                            12,396                 (10,289)                (44,686)
                                                                           --------                --------                --------
                                                                             31,739                   3,055                 (75,846)
                                                                           --------                --------                --------

State: Current                                                               19,814                   9,669                   9,691
       Deferred                                                             (17,803)                  1,441                  (9,691)
                                                                           --------                --------                --------
                                                                              2,011                  11,110                    --
                                                                           --------                --------                --------

Foreign: Current                                                             26,857                  20,088                  24,926
         Deferred                                                              (593)                 17,928                      38
                                                                           --------                --------                --------
                                                                             26,264                  38,016                  24,964
                                                                           --------                --------                --------

Income tax provision (benefit)                                             $ 60,014                $ 52,181                $(50,882)
                                                                           ========                ========                ========


The tax benefits associated with nonqualified stock options, disqualifying dispositions of stock options, and employee stock purchase plan shares reduce taxes currently payable as shown above by $21.3 million, $11.1 million, and $8.5 million in fiscal years 1998, 1997, and 1996, respectively. Such benefits are credited to capital in excess of par value when realized.

The Company's income tax provision differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as follows:

(In thousands)                                                                               Year ended March 31,
                                                                                --------------------------------------------------
                                                                                  1998                 1997                  1996
                                                                                --------------------------------------------------
Tax at federal statutory rate                                                   $ 80,788             $ 70,243             $(49,468)
State income tax, net of federal benefit                                           1,307                7,222                 --
Research and development credit                                                   (7,680)                --                   --
Foreign earnings taxed at less than U.S. rates                                   (15,813)             (17,169)              (3,545)
Federal valuation allowance                                                         --                 (8,431)              (4,855)
Other items                                                                        1,412                  316                6,986
                                                                                --------             --------             --------
                                                                                $ 60,014             $ 52,181             $(50,882)
                                                                                ========             ========             ========
Effective tax rate                                                                    26%                  26%                  36%


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows:


(In thousands)                                                                                          Year ended March 31,
                                                                                                      -----------------------------
                                                                                                        1998                1997
                                                                                                      -----------------------------
Deferred tax assets:
  Inventory valuation methods                                                                         $  57,630           $  42,236
  Accrued warranty expense                                                                               33,824              53,995
  Allowance for doubtful accounts                                                                         4,563               3,625
  Distribution reserves                                                                                   7,002               6,821
  Restructuring reserve                                                                                  20,422              26,230
  Other accruals and reserves not currently deductible for tax purposes                                  27,927              16,873
  Depreciation methods                                                                                   24,634              17,079
  Amortization methods                                                                                   30,711              29,275
  Federal and state valuation allowance                                                                       0              (6,375)
                                                                                                      ---------           ---------

                                                                                                        206,713             189,759
                                                                                                      ---------           ---------
Deferred tax liabilities:
  Foreign inventory valuation methods                                                                   (17,912)
                                                                                                                            (17,912)
  Tax on unremitted foreign earnings net of foreign tax credits and
    foreign deferred taxes                                                                              (77,180)            (68,435)
  Other                                                                                                 (16,899)            (14,100)
                                                                                                      ---------           ---------

                                                                                                       (111,401)           (100,447)

Net deferred tax asset                                                                                $  95,312           $  89,312
                                                                                                      =========           =========


For financial reporting purposes, the Company had provided a valuation allowance for certain deferred tax assets that are expected to reverse over a 15-year period. The valuation allowance decreased approximately $6.4 million during fiscal year 1998. Management has determined, based upon the Company's history of prior operating earnings and its expectations for the future, that no valuation allowance for deferred tax assets should be provided as of March 31, 1998.

Pretax income from foreign operations was $138.9 million, $241.2 million, and $124.3 million for the fiscal years ended March 31, 1998, 1997, and 1996, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $326.8 million. The residual U.S. tax liability if such amounts were remitted would be approximately $80.7 million.

The Company's federal income tax returns have been examined by the Internal Revenue Service (IRS) for all years through 1993. All issues have been resolved with no material effect, and the IRS has closed those years. The Company's U.S. tax returns for the years 1994-1996 are presently under examination by the IRS. Management believes sufficient accruals have been provided in prior years for any adjustments that may result for the years under examination.


Note 15  Litigation

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

On February 25, 1997, in the Santa Clara County action, the Court sustained defendants' demurrer to most of the causes of action in the complaint, with leave to amend. At a June 12, 1997, demurrer hearing in state court, the judge dismissed the action as to four of the individual defendants with prejudice and as to three of the individual defendants without prejudice. The demurrer as to the Company was overruled. Defendants' motion that the action not be permitted to proceed as a class action was denied without prejudice. The Court heard oral argument on plaintiffs' motion for class certification on November 4, 1997. On March 4, 1998, the Court entered an order denying Plaintiff's motion without prejudice. On October 30, 1997, the Court granted defendants' motion for creation of an ethical wall. Plaintiffs' motion for reconsideration of the Court's order was denied on December 15, 1997.

With respect to the federal action, defendants filed their motion to dismiss on April 16, 1997. On August 14, 1997, the Court granted defendants' motion to dismiss without prejudice. On September 11, 1997, plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 24, 1997. The hearing on Defendants' motion took place on February 3, 1998. On April 16, 1998, the Court granted Defendants' motion to dismiss with prejudice.

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


Note 16  Commitments

The Company leases its present facilities under non-cancelable operating lease agreements for periods of up to 15 years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

Rent expense was $26.9 million, $26.4 million, and $29.7 million for the fiscal years ended March 31, 1998, 1997, and 1996, respectively.

Future minimum lease payments under operating leases are as follows:

   (In thousands)
   Year ended March 31,

         1999                                                        $    28,657
         2000                                                             28,026
         2001                                                             26,524
         2002                                                             25,338
         2003                                                             22,335
         Thereafter                                                      100,928
                                                                     -----------
         Total future minimum lease payments                         $   231,808
                                                                     ===========

Note 17  Business Segment and Foreign Operations

(In millions)                                               Geographic Area
                                                  ------------------------------------
                                                                              Rest of
                                                    U.S.         Europe         World          Corp.       Eliminations      Total
                                                  ---------------------------------------------------------------------------------
Fiscal year 1998
Revenue from unaffiliated
  customers                                       $ 2,951        $ 2,644       $   210           --             --          $ 5,805
Transfers between geographic
  locations                                           480            132            16           --          $  (628)          --
                                                  -------        -------       -------        -------        -------        -------

Total net sales                                   $ 3,431        $ 2,776       $   226           --          $  (628)       $ 5,805
Operating income (loss)                           $   170        $   319       $    22        $  (216)          --          $   295
Identifiable assets                               $ 1,434        $   871       $    74        $    59           --          $ 2,438

Fiscal Year 1997
Revenue from unaffiliated
  customers                                       $ 2,557        $ 2,579       $   183           --             --          $ 5,319
Transfers between geographic
  locations                                           301             82            46           --          $  (429)          --
                                                  -------        -------       -------        -------        -------        -------

Total net sales                                   $ 2,858        $ 2,661       $   229           --          $  (429)       $ 5,319
Operating income (loss)                           $    51        $   416       $   (13)       $  (212)          --          $   242
Identifiable assets                               $ 1,162        $   809       $   150        $    37           --          $ 2,158

Fiscal Year 1996
Revenue from unaffiliated
  customers                                       $ 2,141        $ 2,121       $   161           --             --          $ 4,423
Transfers between geographic
  locations                                           461             66          --             --          $  (527)          --
                                                  -------        -------       -------        -------        -------        -------

Total net sales                                   $ 2,602        $ 2,187       $   161           --          $  (527)       $ 4,423
Operating income (loss)                           $  (167)       $   337       $  (117)       $  (166)          --          $  (113)
Identifiable assets                               $ 1,163        $   578       $   189        $    45           --          $ 1,975


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

Quantum, operating in the information storage industry, designs, develops, and markets information storage products, including high-performance, high-quality half-inch cartridge DLTtape drives, media, autoloaders, and libraries; desktop and high-end 3.5-inch hard disk drives; desktop 5.25-inch hard disk drives; and solid state disk drives. The half-inch cartridge tape drives, autoloaders and libraries; and solid state disk drives are manufactured by the Company. Quantum is also involved, through a joint venture with MKE, in the research, development, and manufacture of MR recording heads that are used in the Company's hard disk drives, which are manufactured by the Company's exclusive manufacturing partner, MKE (refer to Note 5 of the Notes to Consolidated Financial Statements). Total percentage of revenue by product category follows:

                                          Fiscal Year Percentage of Revenue
 Product Family                          1998            1997           1996
 --------------                       ----------------------------------------
 Hard disk drives                         79%             87%            92%
 DLTtape and solid state products         21%             13%             8%

One major customer accounted for 13%, 11%, and less than 10% of consolidated sales in fiscal years 1998, 1997 and 1996, respectively. In addition, another customer accounted for less than 10%, 11% and 12% of consolidated sales in fiscal years 1998, 1997 and 1996, respectively.

Close to half of the Company's sales are made to customers in non-U.S. locations and a majority of the Company's products are manufactured by MKE in Japan, Singapore, and Ireland. Quantum also operates a customer service facility in Malaysia, and a configuration and distribution center in Ireland. As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight rates.

Export sales for fiscal years 1998, 1997, and 1996 were less than 10% of consolidated sales.


Note 18  Unaudited Quarterly Consolidated Financial Data

                                                                                   Fiscal year 1998
                                                       ---------------------------------------------------------------------------
(In thousands except per share data)                   1st Quarter          2nd Quarter        3rd Quarter (i)      4th Quarter (ii)
                                                       ---------------------------------------------------------------------------
Sales                                                  $ 1,446,144          $ 1,553,491          $ 1,519,881           $ 1,285,719
Gross profit                                               275,934              298,084              135,673               165,831
Net income (loss)                                           96,514              103,778              (32,183)                2,692
Net income (loss) per share:
   Basic                                                      0.74                 0.77                (0.24)                 0.02
   Diluted                                                    0.61                 0.63                (0.24)                 0.02


                                                                                   Fiscal year 1997
                                                       ---------------------------------------------------------------------------
(In thousands except per share data)                   1st Quarter          2nd Quarter        3rd Quarter (i)      4th Quarter (ii)
                                                       ---------------------------------------------------------------------------

Sales                                                  $1,153,502           $1,124,144           $1,477,951            $1,563,860
Gross profit                                              141,279              135,478              215,457               276,527
Net income (loss)                                           3,843                4,573               52,435                87,664
Net income (loss) per share:
   Basic                                                     0.03                 0.04                 0.45                  0.69
   Diluted                                                   0.03                 0.04                 0.36                  0.56

(i) The results of operations for the third quarter in fiscal year 1998 included the effect of a $103 million special charge related to the Company's high-end hard disk drive products.

(ii) The results of operations  for the fourth  quarter of fiscal year 1998 were
     impacted  by  year-end  adjustment,   particularly  the  reduction  in  the
     estimated bonus payout accrued earlier in the fiscal year.

Note 19  Subsequent Events (Unaudited)

In May 1998, the Company announced an agreement to acquire ATL Products, Inc. ("ATL"), pending approval of ATL's shareholders as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip automation technology. The total acquisition cost is estimated to be approximately $300 million. Under the terms of the agreement, which was approved by the Boards of Directors of both companies, each outstanding share of ATL's common stock will be converted into $29 worth of Quantum common stock, with the conversion ratio based on the average Quantum share price during the 45 trading days prior to the acquisition closing. The average share price may be adjusted for certain impacts related to common stock repurchases. The acquisition is expected to close by September 1998 and will be accounted for as a purchase. The Company expects to recognize a charge for acquired in-process research and development upon closing of the acquisition. ATL had revenue of $98 million and after-tax net income of $8 million for its fiscal year ended March 31, 1998.

In May 1998, the Board of Directors authorized the Company to repurchase approximately 14 million shares of its common stock through the open market from time to time. The intent of the repurchases is to minimize the dilutive impact of shares issued to complete the ATL acquisition.

                                                         QUANTUM CORPORATION

                                                             SCHEDULE II

                                                  VALUATION AND QUALIFYING ACCOUNTS


                                                                                     Additions
                                                                     Balance at      (reductions)                         Balance at
Classification                                                      beginning of      charged to                            end of
(In thousands)                                                         period          expense         Deductions (i)       period
                                                                    ----------------------------------------------------------------
Allowance for doubtful Accounts year ended:
    March 31, 1998                                                    $  10,610        $   5,142         $  (2,824         $  12,928
    March 31, 1997                                                    $  10,497        $   7,165         $  (7,052)        $  10,610
    March 31, 1996                                                    $  11,962        $    (813)        $    (652)        $  10,497

Accrued restructuring and exit costs
  year ended:  (ii)
    March 31, 1998                                                    $   5,983             --           $  (5,983)             --
    March 31, 1997                                                    $ 115,537             --           $(109,554)        $   5,983
    March 31, 1996                                                    $  32,213        $ 116,187         $ (32,863)        $ 115,537


(i) For the allowance for doubtful accounts, deductions represent write-offs; and for the accrued restructuring and exit costs, deductions represent usage of the accrual.

(ii) Established October 3, 1994, when recording the Digital acquisition. Additions in fiscal 1996 were related to the restructuring charge resulting from the transition of the high-capacity product manufacturing to MKE.


                               QUANTUM CORPORATION


SEPARATE FINANCIAL STATEMENTS OF FIFTY-PERCENT-OR-LESS-OWNED PERSONS ACCOUNTED FOR BY THE EQUITY METHOD:






                           MKE-QUANTUM COMPONENTS LLC
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                                 March 31, 1998


                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors and Members
MKE-Quantum Components LLC:


We have audited the accompanying consolidated balance sheet of MKE-Quantum Components LLC and subsidiaries as of March 31, 1998 and the related consolidated statements of operations, members' equity, and cash flows for the period from May 16, 1997 (Inception) through March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MKE-Quantum Components LLC and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the period from May 16, 1997 (Inception) through March 31, 1998 in conformity with generally accepted accounting principles.



Boston, Massachusetts                                      KPMG Peat Marwick LLP
April 14, 1998, except for notes 6(b) and 12
which are as of June 5, 1998

                           MKE-QUANTUM COMPONENTS LLC

                           Consolidated Balance Sheet

                                 March 31, 1998
                                 (in thousands)


                        Assets

Current assets:
    Cash and cash equivalents                                           $  4,335
    Investment securities                                                 10,657
    Accounts receivable                                                   19,102
    Inventories (note 2)                                                  10,996
    Prepaid expenses                                                       2,716
    Other current assets                                                   1,714
                                                                        --------
                 Total current assets                                     49,520
                                                                        --------

Property, plant and equipment, net (note 3)                              197,898
Intangible assets, net (note 1)                                           12,969
Other assets                                                               2,363
                                                                        --------

                                                                        $262,750
                                                                        ========

                        Liabilities and Members' Equity

Current liabilities:
    Note payable to bank (note 6)                                       $ 27,000
    Current portion of obligation under capital lease (note 11)              353
    Accounts payable                                                      19,471
    Accrued expenses (note 4)                                             24,521
    Due to members                                                        23,362
                                                                        --------

                 Total current liabilities                                94,707
                                                                        ========

Note payable to member (notes 6 and 12)                                   50,823
Obligation under capital lease, less current portion (note 11)            14,964
                                                                        --------

                 Total liabilities                                       160,494
                                                                        --------

Commitments (notes 6 and 11)

Members' equity:
    Class A units                                                         57,436
    Class B units                                                         44,820
                                                                        --------
                 Total members' equity                                   102,256
                                                                        --------

                                                                        $262,750
                                                                        ========

See accompanying notes to consolidated financial statements.

                           MKE-QUANTUM COMPONENTS LLC

                             Statement of Operations

           Period from May 16, 1997 (Inception) through March 31, 1998
                                 (in thousands)



Net sales                                                             $ 165,775
Cost of sales                                                           209,452
                                                                      ---------

                 Gross margin (loss)                                    (43,677)
                                                                      ---------

Operating expenses:
    Research and development                                             42,215
    General and administrative                                           35,763
    Restructuring                                                        10,038
                                                                      ---------

                                                                         88,016

Loss from operations                                                   (131,693)

Interest and other income, net                                            2,342
Interest expense                                                         (4,434)
                                                                      ---------

                 Loss before income taxes                              (133,785)

Income taxes                                                              1,031
                                                                      ---------

                 Net loss                                             $(134,816)
                                                                      =========

See accompanying notes to consolidated financial statements.

                                                     MKE-QUANTUM COMPONENTS LLC

                                                    Statement of Members' Equity

                                     Period from May 16, 1997 (Inception) through March 31, 1998
                                                           (in thousands)

                                                                              Class A               Class B
                                                                               Units                 Units                 Total
                                                                              ---------             ---------             ---------
Initial capital contribution at May 16, 1997                                  $ 125,732               120,801               246,533

Distribution to member                                                             --                 (10,363)              (10,363)

Unrealized gain on investment securities                                            460                   442                   902

Net loss                                                                        (68,756)              (66,060)             (134,816)
                                                                              ---------             ---------             ---------

Members' equity at March 31, 1998                                             $  57,436                44,820               102,256
                                                                              =========             =========             =========

See accompanying notes to consolidated financial statements.

                                                                                                                                  57

                                                     MKE-QUANTUM COMPONENTS LLC

                                                       Statement of Cash Flows

                                     Period from May 16, 1997 (Inception) through March 31, 1998
                                                           (in thousands)


Cash flows from operating activities:
    Net loss                                                                                                              $(134,816)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Restructuring                                                                                                          1,295
       Depreciation and amortization                                                                                         48,426
       Loss on the disposal of property, plant and equipment                                                                  7,550
       Effect of foreign currency exchange on property, plant and equipment                                                   1,924
       Changes in assets and liabilities:
          Accounts receivable                                                                                               (18,875)
          Inventories                                                                                                        12,166
          Prepaid expenses                                                                                                   (1,003)
          Other assets                                                                                                       (3,403)
          Accounts payable                                                                                                    3,999
          Accrued expenses and other liabilities                                                                             14,888
          Due to members                                                                                                     45,757
                                                                                                                          ---------

                        Net cash used in operating activities                                                               (22,092)
                                                                                                                          ---------

Cash flows from investing activities:
    Purchases of investment securities                                                                                       (9,754)
    Investment in property, plant and equipment                                                                             (96,681)
    Proceeds from disposition of property, plant and equipment                                                                3,462
                                                                                                                          ---------

                        Net cash used in investing activities                                                              (102,973)
                                                                                                                          ---------

Cash flows from financing activities:
    Borrowings on note payable to bank                                                                                       27,000
    Distribution to member                                                                                                  (10,363)
    Principal payments under capital lease obligations                                                                         (283)
                                                                                                                          ---------

                        Net cash provided by financing activities                                                            16,354
                                                                                                                          ---------

Decrease in cash and cash equivalents                                                                                      (108,711)

Cash and cash equivalents at beginning of period                                                                            113,046
                                                                                                                          ---------

Cash and cash equivalents at end of period                                                                                $   4,335
                                                                                                                          =========

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
       Interest                                                                                                           $   4,434
                                                                                                                          =========

                                                                                                                         (Continued)

                                                                                                                                  58

                                                     MKE-QUANTUM COMPONENTS LLC

                                                 Statement of Cash Flows, Continued

                                     Period from May 16, 1997 (Inception) through March 31, 1998
                                                           (in thousands)

Supplemental disclosure of noncash financing and investing activities:
    Increase in capital lease obligations                                                                                   $ 15,600
                                                                                                                            ========

    Assets and liabilities contributed at May 16, 1997:
       Assets:
          Cash                                                                                                              $113,046
          Accounts receivable                                                                                                    227
          Due from member                                                                                                     22,395
          Inventories                                                                                                         23,162
          Prepaid expenses                                                                                                     1,713
          Property, plant and equipment                                                                                      130,971
          Intangible assets                                                                                                   28,977
          Other assets                                                                                                           674
                                                                                                                            --------

                                                                                                                            $321,165
                                                                                                                            ========

       Liabilities:
          Accounts payable                                                                                                  $ 15,472
          Accrued expenses and other liabilities                                                                               6,724
          Note payable to member                                                                                              50,823
          Other liabilities                                                                                                    1,613
                                                                                                                            --------

                                                                                                                            $ 74,632
                                                                                                                            ========

See accompanying notes to consolidated financial statements.

                                                                                                                                  59

                           MKE-QUANTUM COMPONENTS LLC

                   Notes to Consolidated Financial Statements

                                 March 31, 1998


(1)  Nature of Business and Summary of Significant Accounting Policies

     (a) Nature of Business

         MKE-Quantum Components LLC ("MKQC" or "the Company") commenced operations on May 16, 1997, and was formed as a joint venture between Matsushita-Kotubuki Electronics, Inc. ("MKE"), a Japanese corporation, through its wholly-owned subsidiary, Matsushita-Kotubuki Peripherals Corporation ("MKPC"), a Delaware corporation, and Quantum Corporation ("Quantum"). MKQC manufactures magnetic recording heads for computer disk drives at its facilities in Shrewsbury, Massachusetts, and Batam, Indonesia, and performs research and development activities at its Louisville, Colorado facilities. Substantially all of its products are sold to MKE and its affiliated entities.

         Quantum contributed to MKQC its Recording Heads Group operations in exchange for 4,900,000 Class B member units and 2,350,000 Class A units and MKPC contributed $110.0 million in exchange for 2,750,000 Class A units. In addition, Quantum received $94.0 million from the sale of 2,350,000 Class A units to MKPC. Quantum contributed assets of $211.1 million and liabilities of $74.6 million, which were recorded at their historical cost. Contributed assets and liabilities consisted of the following (in thousands):

             Assets:
                Cash                                       $  3,046
                Accounts receivable                          22,622
                Inventory                                    23,162
                Property, plant and equipment               130,971
                Intangible assets                            28,977
                Other assets                                  2,387
                                                           --------

                                                            211,165
                                                           ========

             Liabilities:
                Accounts payable                             15,472
                Accrued expenses and other liabilities        6,724
                Note payable to Quantum                      50,823
                Other liabilities                             1,613
                                                           --------

                                                           $ 74,632
                                                           ========


         The Company is operated under a Restated Operating Agreement (the "Agreement") whereby management and control of the Company is vested in the members acting by consent, which is defined as a supermajority. The Agreement provides that earnings and profits be allocated to each member based on their respective ownership interest and that liability for losses, debt and obligations are limited to each members' original capital contribution.

                           MKE-QUANTUM COMPONENTS LLC

(1)  Continued

     (b) Financial Statement Presentation

         The accompanying consolidated financial statements include the accounts
         of  the  Company  and  its  wholly-owned  subsidiaries.   All  material
         intercompany accounts and transactions have been eliminated.

         The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. These estimates are based on information available as of the date of the financial statements. Actual results may differ from these estimates.

     (c) Cash Equivalents

         The Company considers all highly liquid debt instruments with original or remaining maturities of three months or less to be cash equivalents.

     (d) Inventories

         Inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     (e) Investment Securities

         Investment securities consist of 500,000 shares of Quantum common stock, which is being held for use in the Company's Time Accelerated Restricted Stock Award Plan (note 8). Investment securities are classified as available-for-sale and have a cost basis of $9.8 million, determined based on specific identification, and a fair value of $10.7 million at March 31, 1998.

         Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of members' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     (f) Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Property, plant and equipment under capital leases are initially stated at the present value of the future minimum lease payments. Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment held under capital leases and leasehold improvements are amortized using the straight line method over the shorter of the lease term or estimated useful life of the asset.

                           MKE-QUANTUM COMPONENTS LLC

(1)  Continued

     (g) Intangible Assets

         Intangible assets, which include acquired completed technology and work force in place, are being amortized over their remaining estimated useful lives, generally one to three years. Accumulated amortization at March 31, 1998 totaled $59.3 million.

     (h) Income Taxes

         The Company, a Limited Liability Company ("LLC"), is treated as a partnership for US and state income tax purposes and therefore is not subject to US or state income taxes. The Company shall distribute to the members amounts sufficient to pay the tax liability generated by their ownership interests. The provision for income taxes in the financial statements relates solely to the Company's wholly-owned foreign subsidiaries. The current provision for income taxes attributable to the foreign subsidiaries is $1,031,000.

     (i) Revenue Recognition

         Revenue  from  sales  of  products  is  recognized   upon  shipment  to
         customers, with provision made for estimated returns.

     (j) Foreign Currency Translation and Transactions

         Assets, liabilities, and operations of foreign subsidiaries are recorded based on the functional currency of the entity. For the Company's foreign operations, the functional currency is the U.S. Dollar. Accordingly, the application of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," to the Company's historical financial statements has resulted in transaction gains or losses that are immaterial to the Company's consolidated financial statements. The effect of foreign currency exchange rate fluctuations on cash flows was also immaterial for the period presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income.

     (k) Stock-Based Compensation

         The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. The Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, as SFAS No. 123 permits, and to follow the pro forma net loss and stock-based compensation plan disclosure requirements set forth in SFAS No 123.

                           MKE-QUANTUM COMPONENTS LLC

(1)  Continued

     (l) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has reviewed the recoverability of its long-lived assets at March 31, 1998 and determined that no impairment is present as of March 31, 1998.

     (m) Year 2000

         The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has developed a plan to deal with the Year 2000 problem and has begun converting its computer systems to be Year 2000 compliant. The plan provides for conversion efforts to be completed by the end of calendar 1999. The Company expenses all costs associated with these systems changes as costs are incurred. Costs related to these systems changes are not considered to be material.

     (n) Recent Accounting Standards

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expense, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately from members' equity in the statement of members' equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires comparative financial statements for earlier years to be restated and is not expected to have a material impact to the Company's statement of operations or financial position.

                           MKE-QUANTUM COMPONENTS LLC

(2)  Inventories

     Inventories consisted of the following at March 31, 1998 (in thousands):

         Raw materials                                          $ 5,263
         Work in process                                          4,541
         Finished goods                                           1,192
                                                                -------

                                                                $10,996
                                                                =======


(3)  Property, Plant, and Equipment

     Property, plant, and equipment consisted of the following at March 31, 1998
     (in thousands):

                                                        Depreciable
                                                           Life
                                                           ----
     Machinery and equipment                              3-5 years          $   111,025
     Furniture and fixtures                                 5 years                1,620
     Buildings and leasehold improvements               10-25 years               37,846
     Construction in progress                                --                   54,076
     Land                                                    --                    2,340
                                                                             -----------
                                                                                 206,907
     Less accumulated depreciation and amortization                               (9,009)
                                                                             -----------
                                                                             $   197,898
                                                                             ===========


     Included in property, plant and equipment is $15.6 million of assets under a capital lease (see note 11) and $69.7 million of net assets held outside the United States, primarily in Batam, Indonesia.


(4)  Accrued Expenses

     Accrued expenses consist of the following at March 31, 1998 (in thousands):

         Accrued compensation                                   $10,617
         Restructuring                                            5,173
         Other                                                    8,731
                                                                -------

                                                                $24,521
                                                                =======

                           MKE-QUANTUM COMPONENTS LLC

(5)  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, other assets, note payable to bank, accounts payable, and accrued expenses approximate their fair values because of the short-term nature of these instruments. The carrying amount of note payable to member approximates its fair value because the note bears interest at a variable interest rate, changes to which are derived from market rate changes.


(6)  Notes Payable

     (a) Note Payable to Member

         At March 31, 1998, the Company has a note payable in the amount of $50.8 million due to Quantum. The note is payable in quarterly installments of principal and interest, with interest payments commencing September 30, 1997 and principal payments commencing April 30, 1998, subject to Available Cash, as defined (maximum of 33 1/3% of net operating cash flow less any interest payment on the subordinated note). The note bears interest at the Applicable Federal Rate plus 1.5% (6.8% at March 31, 1998). Any unpaid amounts under this note are due in their entirety on May 15, 2022. The note is subordinated to any senior indebtedness, including note payable to bank, and is subject to certain operating covenants. All interest was paid through March 31, 1998.

     (b) Note Payable to Bank

         In March 1998 as part of the Company's  financing  agreement  (see note
         12), the Company entered into a bridge note financing facility with a bank for up to $50.0 million which was subsequently increased to $65.0 million on March 26, 1998. Interest on outstanding borrowings accrues at either the London Inter-Bank Offering Rate ("LIBOR"), Reserve Adjusted LIBOR, Federal Funds Rate or the bank's prime rate. The interest rate at March 31, 1998 was 7.05%. Borrowings under the bridge note financing facility are secured by substantially all assets of the Company. At March 31, 1998, there was $27.0 million of outstanding borrowings under this note. The bridge note was due to expire on April 30, 1998, however the expiration date was subsequently extended to May 29, 1998 and was repaid in full upon the closing of the Company's financing agreement (see note 12).

                           MKE-QUANTUM COMPONENTS LLC

(7)  Restructuring

       During the period from May 16, 1997 (Inception) through March 31, 1998, the Company recorded a restructuring charge of $10.0 million associated with the transition of its manufacturing operations in Colorado to a research and development operation. As part of the transition, production at the Colorado facility was moved to Massachusetts. The restructuring charge provided for $5.2 million associated with employee termination benefits for more than 400 employees who were associated with the manufacturing process, non-cash charges of $1.5 million associated with the disposal of manufacturing property and equipment, $0.4 million related to a writedown in the carrying value of certain intangible and other assets, and $2.8 million related to the remaining lease term of certain Colorado facilities. At March 31, 1998, $5.2 million of accrued restructuring costs are included in accrued expenses.


(8)  Stock Compensation Plans

     (a) Restricted Stock Award Plan

         During the period from May 16, 1997 (Inception) to March 31, 1998, the Company adopted a Time Accelerated Restricted Stock Award Plan (the "Plan") pursuant to which the Company's Board of Directors may grant up to 500,000 shares of Quantum common stock to officers and key employees. All stock awards vest over 4 years from the date of grant and may accelerate to a two-year vesting schedule if the Company meets certain performance criteria. The performance criteria are based on obtaining predetermined yield, operating income and net income goals. At March 31, 1998, there were 92,700 shares available for grant under the Plan. Total compensation expense recognized for the period from May 16, 1997, (Inception) to March 31, 1998 amounted to $2.0 million.

     (b) Quantum Stock Incentive Plans

         As affiliates, certain of the Company's employees are eligible to participate in Quantum's stock incentive plans, which include stock options and restricted stock. All stock incentive awards outstanding at May 16, 1997, which have been issued while the respective employees were employed by Quantum, were effectively assumed by the Company. During the period from May 16, 1997 (Inception) to March 31, 1998, 25,000 stock incentive awards were granted to the Company's employees. The Company has no specific rights to have stock incentive awards granted under the Quantum plans to its employees in the future. Restricted stock previously granted generally vests over two to three years. Stock options were granted with exercise prices determined by Quantum's Board of Directors, but not less than the grant date fair market value of Quantum's common stock. Stock options currently expire no later than ten years from the grant date and generally vest ratably over one to four years.

                           MKE-QUANTUM COMPONENTS LLC

(8)  Continued

     (c) Stock Option Summary Information

         A summary of activity related to Company employees' involvement in Quantum's stock incentive plans follows:

                                           Period from May 16, 1997 (Inception)
                                                       to March 31, 1998
                                                 ------------------------------
                                                    Options     Weighted-Average
                                                 (in thousands)  Exercise Price
                                                 --------------  --------------
         Outstanding at May 16, 1997                  780             $ 7.29
         Granted                                       25              21.00
         Canceled                                     (28)              7.54
         Exercised                                   (229)              6.47
                                                     ----             ------

         Outstanding at March 31, 1998                548             $ 8.24
                                                     ====             ======

         Exercisable at March 31, 1998                303             $ 7.70
                                                     ====             ======


         The range of exercise prices for options held by Company employees and outstanding at March 31, 1998 was $6.44 to $21.00. The following tables summarize information about options held by Company employees that were outstanding at March 31, 1998:

                                                                                      Outstanding Options
                                                                   --------------------------------------------------------------
                                                                   Options Outstanding                          Weighted-Average
                                                                     at March 31, 1998    Weighted-Average          Remaining
         Range of Exercise Prices                                      (in thousands)       Exercise Price       Contractual Life
         ------------------------                                      --------------       --------------       ----------------
         $6.44 - $ 7.13                                                       84               $   7.06                 6.77
         $7.22                                                               253                   7.22                 8.25
         $7.81 - $21.00                                                      211                   9.94                 7.63
                                                                             ---               --------                 ----
                                                                             548               $   8.24                 7.78
                                                                             ===               ========                 ====


                                                    Exercisable Options
                                           -------------------------------------
                                              Shares
                                           Exercisable
                                         at March 31, 1998      Weighted-Average
         Range of Exercise Prices          (in thousands)         Exercise Price
         ------------------------          --------------         --------------
         $6.44 - $ 7.13                          66                 $   7.05
         $7.22                                  114                     7.22
         $7.81 - $21.00                         123                     8.49
                                                ---                 --------

                                                303                 $   7.70
                                                ===                 ========

                           MKE-QUANTUM COMPONENTS LLC

(8)  Continued

         Expiration dates range from May 16, 2004 to January 26, 2008 for Company employee options outstanding at March 31, 1998. Prices for options exercised by Company employees during the period from May 16, 1997 (Inception) to March 31, 1998 ranged from $0.01 to $11.44. Proceeds received from exercises are paid directly to Quantum.

     (d) Pro Forma Information

         Certain pro forma information is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for stock incentives granted to its employees subsequent to March 31, 1995, under the fair value method.

         The fair value of options granted to the Company's employees by Quantum subsequent to March 31, 1995, reported below, were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                             Stock Options                     Stock Purchase Plan
                                       ---------------------------        ---------------------------
                                       Fiscal 1998     Fiscal 1997        Fiscal 1998     Fiscal 1997
                                       -----------     -----------        -----------     -----------
         Option life (in years)           2.94             2.78              0.98            1.40
         Risk-free interest rate          6.30%            6.25%             5.90%           6.14%
         Stock price volatility            .56              .53               .53             .52
         Dividend yield                    --               --                --              --


         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the options.

         The following is a summary of weighted-average grant date fair values:

                                        Weighted Average Grant Date Fair Value
                                        --------------------------------------
                                           Fiscal 1998         Fiscal 1997
                                           -----------         -----------
         Options granted under stock
         incentive plans                     $   8.78             $ 2.93
         Restricted stock granted
         under stock incentive plan           --                   14.86

                           MKE-QUANTUM COMPONENTS LLC

(8)  Continued

     For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense ratably over the options' vesting period. Had the Company determined stock compensation expense in accordance with SFAS 123, the pro forma net loss would have been $(135.8) million for the period from May 16, 1997 (Inception) to March 31, 1998.


(9)  Savings and Investment Plan

     Substantially all of the Company's domestic employees are eligible to make contributions to the Company's 401(k) savings and investment plan. The Company matches a percentage of the employees' contributions and may also make additional discretionary contributions to the plan. Company contributions were $0.9 million during the period from May 16, 1997 (Inception) to March 31, 1998.


(10) Related Party Transactions

     During the period from May 16, 1997 (Inception) to March 31, 1998, the Company had revenues of $152 million from the sale of product to MKE and its affiliates. At March 31, 1998, there was a net receivable balance of $15.9 million due from MKE and its affiliates. The Company purchased $4.1 million in fixed assets and $0.4 million in services from MKE and its affiliates during the period from May 16, 1997 (Inception) to March 31, 1998. A balance of $3.8 million was due to MKE and its affiliates at March 31, 1998 related to these purchases.

     During the period from May 16, 1997 (Inception) to March 31, 1998, the Company had the following transactions with Quantum (in millions):

         Product sales                                              $       12.5
         Sales of equipment                                                  3.5
         Purchases of property, plant and equipment                         17.0
         Purchase of support services                                       16.0
         Reimbursement for accounts payable disbursements                   14.4
         Rent of Shrewsbury, Massachusetts facilities                        4.7
         Interest on note                                                    3.1
         Amounts paid for employee health insurance coverage                 2.5
         Interest on capital lease (see note 11)                             1.2
         Amounts reimbursed for employee payroll                            17.3

                           MKE-QUANTUM COMPONENTS LLC

(10) Continued

     The support services provided by Quantum to the Company were mainly comprised of finance, human resources, and computer support services. Quantum charges the Company for these services on a basis which reflects the costs directly attributable to the Company. Management believes these methods are reasonable based upon the Company's use of such services. At March 31, 1998, the Company owed $19.5 million to Quantum, representing $14.1 million in capital improvements at the Shrewsbury facility and $5.4 million for services. See also notes 6 and 11.


(11) Leases

     The Company is obligated under a capital lease with Quantum for its research and development facility in Louisville, Colorado. At March 31, 1998, the gross amount of building, land and related accumulated amortization recorded under the capital lease was as follows (in thousands):

         Building                                             $ 13,260
         Land                                                    2,340
                                                              --------
                                                                15,600
                      Less accumulated amortization               (576)
                                                              --------
                                                              $ 15,024
                                                              ========

     Amortization   of  assets  held  under  capital  leases  is  included  with depreciation expense.

     The Company also has a non-cancelable operating lease with Quantum Corporation for its manufacturing and office space in Shrewsbury, Massachusetts. The lease expires in May 2002 and contains renewal options for three five-year periods, and requires the Company to pay all executory costs such as maintenance and insurance. In addition, the Company leases manufacturing space for its Batam, Indonesia operations. Rental expense amounted to $6.4 million for the period from May 16, 1997 (Inception) through March 31, 1998.

     Future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 1998 are (in thousands):

          1999                                                  $ 8,625
          2000                                                    9,655
          2001                                                    7,460
          2002                                                    7,460
          2003                                                    1,912
                                                                -------

                Total future minimum
                  lease payments                                $35,112
                                                                =======

                           MKE-QUANTUM COMPONENTS LLC

(11) Continued

     Future minimum capital lease payments as of March 31, 1998 are (in thousands):

         1999                                                         $  2,074
         2000                                                            2,074
         2001                                                            2,074
         2002                                                            2,074
         2003                                                            2,074
         Thereafter                                                     18,210
                                                                     ---------
                       Total minimum lease payments                     28,580

         Less:   executory costs (such as taxes,
                 maintenance and insurance, included
                 in minimum lease payments)                              2,752
                                                                     ---------
                       Net minimum lease payments                       25,828

         Less:   interest                                               10,511
         Less:   current portion of obligation under capital lease         353
                                                                     ---------

         Obligation under capital lease, less current portion        $  14,964
                                                                     =========


(12) Subsequent Events

     (a) Financing Agreement

         On May 26, 1998, the Company entered into a financing agreement with a bank to permit the Company to borrow up to $80.0 million. The agreement provides for a $30.0 million revolving credit facility and a $50.0 million long term credit facility to be used for equipment purchases. Certain assets located in the United States collateralize the credit facility. The Company's ownership interest in its foreign subsidiaries is also pledged. Under the terms of the agreement, the Company is required to meet certain financial ratios and other financial covenants. The borrowings under the revolving credit facility and long term facility bear a variable interest rate based on the bank's available funds, as defined. The revolving credit facility has a term of one year. The long-term credit facility is available for borrowing until January 28, 1999. The principal amount of the long-term facility will be repaid in sixteen quarterly installments beginning on June 30, 1999, with a maturity date of March 31, 2003. The note payable to Quantum for $50.8 million (see note 6) is subordinated to this credit facility.

         On June 5, 1998, the Company executed a $40.0 million lease agreement with a bank. Under the terms of this agreement, the $40.0 million will be used by the Company to obtain manufacturing equipment through leasing arrangements with the bank. The Company will make semi-annual rental payments for the equipment.

                           MKE-QUANTUM COMPONENTS LLC

(12) Continued

     (b) Restructuring

         On June 4, 1998, the Company recorded a restructuring charge of approximately $1.7 million associated with a strategic plan designed to improve manufacturing technology and efficiency. The restructuring charge primarily provided for costs associated with employee termination benefits for more than 150 employees located primarily in Shrewsbury, Massachusetts.

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

With the exception of the information incorporated in Items 10, 11, 12 and 13 of this Form 10-K Annual Report, the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is not deemed "filed" as part of this Form 10-K Annual Report.

PART IV

ITEM 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this Report:

1.   Financial  Statements - See Index to Consolidated  Financial  Statements at
     Item 8 on page 27 of this report.

2.   Financial  Statement  Schedule  -  See  Index  to  Consolidated   Financial
     Statements at Item 8 on page 27 of this report.

3.   Exhibits

 Exhibit
  Number          Exhibit
  ------          -------
 2.1(a)(1)        Stock  and  Asset  Purchase  Agreement  by and  among  Quantum
                  Corporation,  Quantum  Peripherals  (Europe)  S.A. and Digital
                  Equipment Corporation, dated as of July 18, 1994
 2.1(b)(1)        Amendment  No. 1 dated as of October 3, 1994, to the Stock and
                  Asset  Purchase  Agreement by and among  Quantum  Corporation,
                  Quantum  Peripherals   (Europe)  S.A.  and  Digital  Equipment
                  Corporation, dated as of July 18, 1994
 2.1(c)(1)        Supplemental   agreement  to  the  Stock  and  Asset  Purchase
                  Agreement   by  and   among   Quantum   Corporation,   Quantum
                  Peripherals  (Europe) S.A. and Digital Equipment  Corporation,
                  dated as of July 18, 1994
 2.2(1)           RMMI  Stock  Purchase  Agreement,  dated as of July 18,  1994, among Quantum Corporation,  Digital Equipment  Corporation and
                  Rocky Mountain Magnetics, Inc
 3.1(a)(2)        Certificate of Incorporation of Registrant
 3.1(b)(3)        Certificate of Amendment of Certificate  of  Incorporation  of
                  Registrant
 3.1(c)(19)       Certificate of Amendment of Certificate  of  Incorporation  of
                  Quantum Corporation, dated April 29, 1997
 3.2(3)           By-laws of Registrant, as amended
 4.2(4)           Shareholder Rights Plan
10.9(5)           Registrant's   Employee   Stock  Purchase  Plan  and  form  of
                  Subscription Agreement, as amended
10.10(6)          Form  of  Indemnification  Agreement  between  Registrant  and
                  Certain Officers and Directors
10.13(9)          Lease (dated  October 13, 1989)  between  Registrant  and John
                  Arrillaga and Richard T. Perry, Separate Property Trusts
10.14(10)         Lease (dated  September 17, 1990) between  Registrant and John
                  Arrillaga and Richard T. Perry, Separate Property Trusts
10.15(3)          Lease  (dated  April 10,  1992)  between  Registrant  and John
                  Arrillaga and Richard T. Perry, Separate Property Trusts
10.17(11)         Form of Statement of Employment  Terms  executed by Stephen M.
                  Berkley,  David A. Brown and William J.  Miller,  directors of
                  Registrant,  and  Joseph  T.  Rodgers,  William  F.  Roach and
                  Michael A. Brown, executive officers of Registrant
10.18(7)          Lease (dated  November 13, 1992) and First  Amendment to Lease
                  (dated  November 17,  1992)  between  Registrant  and Milpitas
                  Realty Delaware, Inc.
10.21(12)         1993 Long-Term Incentive Plan
10.23(13)         Second  Amendment  (dated  April  15,  1993) to  Lease  (dated
                  November  13, 1992)  between  Registrant  and Milpitas  Realty
                  Delaware, Inc.
10.24(13)         Lease (dated April 14, 1993) between  Registrant  and Milpitas
                  Realty Delaware, Inc.

10.25(1)          Patent Assignment and License  Agreement,  dated as of October
                  3, 1994,  by and between  Digital  Equipment  Corporation  and
                  Quantum Corporation
10.27(8)(14)      Supply Agreement between Digital Equipment Corporation (Buyer)
                  and Quantum Corporation (Seller) for Storage Devices, as dated as of October 3, 1994
10.32(15)         Credit  Agreement  dated  September  22, 1995,  among  Quantum
                  Corporation and the Banks named therein and THE SUMITOMO BANK,
                  LIMITED, acting through its San Francisco branch, as Agent for the Banks and as Issuer
10.40(16)         Mortgage  and  Security  Agreement  made as of the 10th day of
                  September 1996, by Quantum Peripherals Realty Corporation,  as
                  Mortgagor, to CS First Boston Mortgage Capital Corporation, as
                  Mortgagee
10.41(16)         Deed of Trust and Security  Agreement  dated:  As of September
                  10, 1996, by Quantum Peripherals Realty Corporation  (Grantor)
                  to Public Trustee of Boulder County,  Colorado, as Trustee for
                  the  benefit  of  CS  First  Boston  Mortgage   Capital  Corp.
                  (Beneficiary)
10.42(16)         Master Lease between Quantum  Peripherals Realty  Corporation,
                  Lessor, and Quantum Corporation, Lessee, dated as of September
                  10, 1996
10.43(16)         1996 Board of  Directors  Stock Option Plan and Form of Option
                  Agreement, as amended
10.44(17)         Stock Purchase  Agreement  dated as of February 13, 1997 among
                  Registrant,  Quantum  Peripherals  Colorado,  Inc. and Storage
                  Technology Corporation
10.45(18)         Indenture, dated August 1, 1997, between the Registrant and La
                  Salle  National  Bank as  trustee  ("Trustee")  related to the
                  Registrants subordinated debt securities
10.46(18)         Supplemental  Indenture,  dated  August 1, 1997,  between  the
                  Registrant and Trustee,  relating to the Notes  (including the form of Note)
10.47(19)         Lease  (dated  April 16,  1997)  between  Registrant  and John
                  Arrillaga, Trustee
10.48(19)         Credit Agreement dated June 6, 1997, among Quantum Corporation and the  Banks  Named  Herein  and ABN  AMRO  BANK  N.V.,  San
                  Francisco  International  Branch and CIBC INC. as Co-Arrangers
                  for the Banks  and  CANADIAN  IMPERIAL  BANK OF  COMMERCE,  as
                  Administrative Agent for the Banks and ABN AMRO BANK N.V., San
                  Francisco  International  Branch, as Syndication Agent for the
                  Banks  and  BANK  OF  AMERICA   NATIONAL   TRUST  AND  SAVINGS
                  ASSOCIATION  as  Documentation  Agent for the Banks
10.49(19)         Amended and Restated  Master  Agreement,  dated April 30, 1997 between Registrant and MKE
10.50(19)         Amended and Restated Purchase Agreement,  dated April 30, 1997 between Registrant and MKE
10.51(19)         License Agreement,  effective January 1, 1996, dated April 17,
                  1997, between International  Business Machines Corporation and
                  Quantum Corporation
10.52(20)         MASTER  LEASE dated as of August 22, 1997  between  LEASE PLAN
                  NORTH AMERICA, INC., as the Lessor and Quantum Corporation, as
                  the Lessee.
10.53(20)         PARTICIPATION  AGREEMENT  dated as of August  22,  1997  among
                  Quantum  Corporation,  as Lessee,  LEASE  PLAN NORTH  AMERICA,
                  INC., as Lessor and as a Participant,  ABN AMRO BANK N.V., SAN
                  FRANCISCO INTERNATIONAL BRANCH, as a Participant, and ABN AMRO
                  BANK N.V., SAN FRANCISCO INTERNATIONAL BRANCH, as Agent.
10.54(20)         APPENDIX  1  to  Participation  Agreement,  Master  Lease  and
                  Construction  Deed of Trust each  dated as of August 22,  1997
                  (Specialty Storage Product Group Facilities)
10.55(20)         Second Extension and Modification of Credit  Agreement,  dated
                  September 18, 1997,  among Quantum  Corporation  and the Banks and  THE  SUMITOMO  BANK,  LIMITED,  acting  through  its  San
                  Francisco Branch, as agent for the Banks and as Issuer.
12                Statement  of  Computation  of  Ratios  of  Earnings  to Fixed
                  Charges
21                Subsidiaries of Registrant
23.1              Consent of Ernst & Young LLP, Independent Auditors
23.2              Consent of KPMG Peat Marwick LLP, Independent Auditors
24                Power of Attorney

27                Financial Data Schedule


  Footnotes to
    Exhibits       Footnote

(1) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 17, 1994.
(2) Incorporated by reference from Annual Report on Form 10-K for Registrant's fiscal year ended March 31, 1987.
(3) Incorporated by reference from exhibits filed with Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1992.
(4) Incorporated by reference from Form 8-A filed with the Securities and Exchange Commission on August 5, 1988.
(5) Incorporated by reference from exhibits filed with Registrant's Form S-8, No. 33-52192 filed with the Securities and Exchange Commission on September 21, 1992.
(6) Incorporated by reference to the Registrant's Definitive Special Meeting Proxy Statement filed with the Securities and Exchange Commission on March 24, 1987.
(7) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 27, 1989, filed with the Securities and Exchange Commission on February 10, 1993.
(8) Confidential Treatment Requested. Granted by the Securities and Exchange Commission.
(9) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1989, filed with the Securities and Exchange Commission on February 14, 1990.
(10) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 30, 1990, filed with the Securities and Exchange Commission on February 13, 1991.
(11) Incorporated by reference to the Registrant's Amendment No. 1 to Form 10-Q for the quarter ended June 30, 1991.
(12)              Incorporated  by reference  from  Registration  Statement  No.
                  33-72222 on Form S-8 filed with the Securities and Exchange Commission on November 30, 1993.
(13) Incorporated by reference from exhibits filed with Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1994.
(14) Incorporated by reference from Form 8-K/A-1 filed with the Securities and Exchange Commission on January 31, 1995.
(15) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended October 1, 1995, filed with the Securities and Exchange Commission on November 20, 1995.
(16)              Incorporated   by   reference   from   exhibits   filed   with
                  Registrant's   Form  10-Q  for  the  quarterly   period  ended
                  September 29,1996 filed with the Securities and Exchange Commission on November 13, 1996.
(17) Incorporated by reference from exhibits filed with Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1997.
(18) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission, dated August 6, 1997.
(19) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended June 29,1997 filed with the Securities and Exchange Commission on August 13, 1997.
(20)              Incorporated   by   reference   from   exhibits   filed   with
                  Registrant's   Form  10-Q  for  the  quarterly   period  ended
                  September 28,1997 filed with the Securities and Exchange Commission on October 29, 1997.

(b)  Reports on Form 8-K: None.

(c)  Exhibits: See Item 14(a) above.

(d)  Financial Statement Schedules: See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     QUANTUM CORPORATION

Dated:  June 26, 1998                                \s\   Richard L. Clemmer
                                                     ------------------------
                                                     Richard L. Clemmer
                                                     Executive Vice President,
                                                     Finance Chief Financial
                                                     Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 26, 1998.

Signature                                                     Title
---------------------------------------------------------------------------------------------
\s\ MICHAEL A. BROWN                                  Chairman of the Board, and Chief
---------------------------------------------         Executive Officer (Principal Executive
(Michael A. Brown)                                    Officer)

\s\ RICHARD L. CLEMMER                                Executive Vice President, Finance, Chief
---------------------------------------------         Financial Officer (Principal Financial
(Richard L. Clemmer)                                  and Accounting Officer)

\s\ STEPHEN M. BERKLEY                                Director
---------------------------------------------
(Stephen M. Berkley)

\s\ DAVID A. BROWN                                    Director
---------------------------------------------
(David A. Brown)

\s\ ROBERT J. CASALE                                  Director
---------------------------------------------
(Robert J. Casale)

\s\ EDWARD M. ESBER, JR.                              Director
---------------------------------------------
(Edward M. Esber, Jr.)

\s\ STEVEN C. WHEELWRIGHT                             Director
---------------------------------------------
(Steven C. Wheelwright)

                                                                                           78