Form 10-Q
period 1998-06-28
QUANTUM CORP /DE/
filed 1998-08-12
CIK 709283

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________


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

     Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 20, 1998: 151,401,814

                               QUANTUM CORPORATION

                                   10-Q REPORT

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Statements of Income                3

                   Condensed Consolidated Balance Sheets                      4

                   Condensed Consolidated Statements of Cash Flows            5

                   Notes to Condensed Consolidated Financial Statements       6


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             12


PART II - OTHER INFORMATION                                                  31


SIGNATURE                                                                    32

                               QUANTUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                                      Three Months Ended
                                                    June 28,          June 29,
                                                     1998               1997
                                                  -----------       -----------
Sales                                             $ 1,103,023       $ 1,446,144
Cost of sales                                         936,650         1,170,210
                                                  -----------       -----------

   Gross profit                                       166,373           275,934

Operating expenses:
   Research and development                            84,298            74,029
   Sales and marketing                                 38,337            41,732
   General and administrative                          17,402            27,473
                                                  -----------       -----------
                                                      140,037           143,234

   Income from operations                              26,336           132,700

Other (income) expense:
   Interest expense                                     6,502             6,035
   Interest income and other, net                      (8,704)           (7,701)
   Equity in loss of investee                          24,237             3,942
                                                  -----------       -----------
                                                       22,035             2,276

Income before income taxes                              4,301           130,424
Income tax provision                                    1,291            33,910
                                                  -----------       -----------

Net income                                        $     3,010       $    96,514
                                                  ===========       ===========

Net income per share:
  Basic                                           $      0.02       $      0.74
  Diluted                                         $      0.02       $      0.61

Weighted average common shares:
  Basic                                               158,716           130,910
  Diluted                                             165,956           162,178


See accompanying notes to condensed consolidated financial statements.

                               QUANTUM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                       June 28,       March 31,
                                                         1998           1998
                                                      -----------    -----------
                                                      (unaudited)      (Note 1)
Assets
Current assets:
   Cash and cash equivalents                          $   496,371    $   642,150
   Marketable securities                                   58,528         71,573
   Accounts receivable, net of allowance for
      doubtful accounts of $11,854 and $12,928            662,971        737,928
   Inventories                                            317,826        315,035
   Deferred taxes                                         133,995        133,981
   Other current assets                                    96,122        124,670
                                                      -----------    -----------
Total current assets                                    1,765,813      2,025,337

Property and equipment, net of accumulated
   depreciation of $236,967 and $220,482                  287,445        285,159
Purchased intangibles, net                                 20,899         24,490
Other assets                                               78,859        103,425
                                                      -----------    -----------
                                                      $ 2,153,016    $ 2,438,411
                                                      ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                   $   391,761    $   446,243
   Accrued warranty                                        68,116         74,017
   Accrued compensation                                    50,715         60,344
   Income taxes payable                                    26,995         39,777
   Current portion of long-term debt                          956            935
   Other accrued liabilities                               65,440         78,920
                                                      -----------    -----------
Total current liabilities                                 603,983        700,236

Deferred taxes                                             38,075         38,668
Convertible subordinated debt                             287,500        287,500
Long-term debt                                             39,738         39,985
Shareholders' equity:
   Common stock                                           785,827        776,291
   Retained earnings                                      597,736        595,731
   Treasury stock                                        (199,843)          --
                                                      -----------    -----------

Total shareholders' equity                              1,183,720      1,372,022
                                                      -----------    -----------
                                                      $ 2,153,016    $ 2,438,411
                                                      ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                                         QUANTUM CORPORATION

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (unaudited)

                                                                                                           Three Months Ended
                                                                                                        June 28,          June 29,
                                                                                                         1998               1997
                                                                                                       ---------          ---------
Cash flows from operating activities:
   Net income                                                                                          $   3,010          $  96,514
   Items not requiring the current use of cash:
      Depreciation                                                                                        20,837             21,094
      Amortization                                                                                         3,987              3,802
      Deferred income taxes                                                                                 (607)               677
      Compensation related to stock plans                                                                  2,053                669
   Changes in assets and liabilities:
      Accounts receivable                                                                                 74,957                 93
      Inventories                                                                                         (2,791)           (42,449)
      Accounts payable                                                                                   (54,482)           (29,715)
      Income taxes payable                                                                               (12,782)            15,938
      Accrued warranty                                                                                    (5,901)             2,662
      Other assets and liabilities                                                                        33,756             42,323
                                                                                                       ---------          ---------
Net cash provided by operating activities                                                                 62,037            111,608
                                                                                                       ---------          ---------

Cash flows from investing activities:
   Investment in property and equipment                                                                  (30,348)           (33,282)
   Proceeds from disposition of property and equipment                                                     4,281              4,176
   Proceeds from maturity of marketable securities                                                        13,045               --
   Proceeds from repayment of note receivable                                                               --               18,000
   Proceeds from sale of interest in recording heads operations                                             --               94,000
                                                                                                       ---------          ---------
Net cash provided by (used in) investing activities                                                      (13,022)            82,894
                                                                                                       ---------          ---------

Cash flows from financing activities:
   Purchase of treasury stock                                                                           (199,843)              --
   Principal payments on credit facilities                                                                  (226)          (180,331)
   Proceeds from issuance of common stock                                                                  5,275              6,677
                                                                                                       ---------          ---------
Net cash used in financing activities                                                                   (194,794)          (173,654)
                                                                                                       ---------          ---------

Net increase (decrease) in cash and cash equivalents                                                    (145,779)            20,848
Cash and cash equivalents at beginning of period                                                         642,150            345,125
                                                                                                       ---------          ---------
Cash and cash equivalents at end of period                                                             $ 496,371          $ 365,973
                                                                                                       =========          =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                                         $     948          $   3,433
      Income taxes, net of (refunds)                                                                   $ (10,944)         $     637

See accompanying notes to condensed consolidated financial statements.



                               QUANTUM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period's presentation. The condensed consolidated balance sheet as of March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 1998.


2.   Inventories

Inventories consisted of the following:
      (In thousands)
                                                       June 28,        March 31,
                                                           1998             1998
                                                       --------         --------
Materials and purchased parts                          $ 61,934         $ 72,990
Work in process                                          25,355           44,303
Finished goods                                          230,537          197,742
                                                       --------         --------
                                                       $317,826         $315,035
                                                       ========         ========


3.   Net income per share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," replaced the previously reported primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options and convertible securities. Diluted net income (loss) per share is very similar to the previously reported fully diluted net income (loss) per share. All net income (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted net income per share:

 (In thousands except per share data)                       Three Months Ended
                                                          June 28,      June 29,
                                                             1998           1997
                                                           --------     --------
Numerator:

   Numerator for basic net income per share
   - income available to common stockholders               $  3,010     $ 96,514

   Effect of dilutive securities:
   5% convertible subordinated notes                           --          1,810
                                                           --------     --------

   Numerator for diluted net income per
   share - income available to common
   stockholders                                            $  3,010     $ 98,324
                                                           ========     ========

Denominator:

   Denominator for basic net income per
   share - weighted average shares                          158,716      130,910

   Effect of dilutive securities:
   Outstanding options                                        7,240        9,462
   Series B preferred stock                                    --            180
   5% convertible subordinated notes                           --         21,626
                                                           --------     --------

   Denominator for diluted net income per
   share - adjusted weighted average shares
   and assumed conversions                                  165,956      162,178
                                                           ========     ========

Basic net income per share                                 $   0.02     $   0.74
                                                           ========     ========

Diluted net income per share                               $   0.02     $   0.61
                                                           ========     ========


The computation of diluted net income per share for the three months ended June 28, 1998, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares at a conversion price of $46.325 per share, because the effect would have been antidilutive.


4.   Debt & Capital

In May 1998, the Board of Directors authorized the Company to repurchase approximately 14 million shares of its common stock through the open market from time to time. The intent of the repurchase is to minimize the dilutive impact of the shares issued to complete the pending ATL acquisition. At June 28, 1998, the Company had repurchased 9.4 million shares of common stock for approximately $200 million.

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


5.  Litigation

The Company and certain of its current and former officers and directors have been named as defendants in two class-action lawsuits, one filed on August 28, 1996, in the Superior Court of Santa Clara County, California, and one filed on August 30, 1996, in the U.S. District Court of the Northern District of California. The plaintiff in both class actions purports to represent a class of all persons who purchased the Company's common stock between February 26, 1996, and June 13, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes by concealing and/or misrepresenting material adverse information about the Company, and that individual defendants sold shares of the Company's stock based on material nonpublic information.

On February 25, 1997, in the Santa Clara County action, the Court sustained defendants' demurrer to most of the causes of action in the complaint, with leave to amend. At a June 12, 1997, demurrer hearing in state court, the judge dismissed the action as to four of the individual defendants with prejudice and as to three of the individual defendants without prejudice. The demurrer as to the Company was overruled. Defendants' motion that the action not be permitted to proceed as a class action was denied without prejudice. The Court heard oral argument on plaintiffs' motion for class certification on November 4, 1997. On March 4, 1998, the Court entered an order denying Plaintiffs' motion without prejudice. On October 30, 1997, the Court granted defendants' motion for creation of an ethical wall. Plaintiffs' motion for reconsideration of the Court's order was denied on December 15, 1997.

With respect to the federal action, defendants filed their motion to dismiss on April 16, 1997. On August 14, 1997, the Court granted defendants' motion to dismiss without prejudice. On September 11, 1997, plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 24, 1997. The hearing on Defendants' motion took place on February 3, 1998. On April 16, 1998, the Court granted Defendants' motion to dismiss with prejudice. On May 19, 1998, Plaintiff filed a notice of appeal of the District Court's dismissal in the United States Court of Appeals for the Ninth Circuit.

Certain of the Company's current and former officers and directors were also named as defendants in a derivative lawsuit, which was filed on November 8, 1996, in the Superior Court of Santa Clara County. The derivative complaint was based on factual allegations substantially similar to those alleged in the class-action lawsuits. Defendants' demurrer to the derivative complaint was sustained without prejudice on April 14, 1997. Plaintiffs did not file an amended complaint. On August 7, 1997, the Court issued an order of dismissal and entered final judgment dismissing the complaint.

On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that the Company has infringed. The Company has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not yet had time to make a complete study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed these or other patents owned by Papst. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

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


6.  MKE/Quantum Joint Venture

On May 16, 1997, the Company sold a 51% majority interest in its recording heads operations to MKE, thereby forming a recording heads joint venture with MKE, named MKE-Quantum Components LLC ("MKQC"). MKQC is involved in the research, development, and manufacture of MR recording heads used in the Company's disk drive products manufactured by MKE.

MKE and the Company share pro rata in MKQC's results of operations, and would share pro rata in any capital funding requirements. The Company and MKE plan to continue to utilize the recording heads manufactured by MKQC in the Company's disk drive products manufactured by MKE.

Subsequent to May 16, 1997, the Company accounted for its 49% interest in MKQC using the equity method of accounting. The results of the Company's involvement in recording heads through May 15, 1997, were consolidated.

The Company provided support services to MKQC. The support services were mainly finance, human resources, legal, and computer support. MKQC will reimburse the Company for the estimated cost of the services.

The following is summarized financial information for MKQC:

                                                         Three Months
                                                            Ended
        (In thousands)                                  June 28, 1998
                                                        -------------
        Sales                                            $  16,398
        Gross profit (loss)                                (30,871)
        Loss from operations                               (47,795)
        Net loss                                           (49,463)


                                                        June 28, 1998
                                                        -------------
        Current assets                                   $  34,795
        Noncurrent assets                                  211,334
        Current liabilities                                 88,836
        Note payable to Quantum                             50,823
        Other noncurrent liabilities                        55,750


7.  Comprehensive Income

As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards, ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported in shareholders' equity, to be included in comprehensive income.

The components of comprehensive income, net of tax, are as follows:

            (In thousands)                               Three Months Ended
                                                      June 28,          June 29,
                                                          1998              1997
                                                        -------          -------
Net income                                              $ 3,010          $96,514
Change in cumulative translation
   adjustment                                              (704)           1,043
                                                        -------          -------

Comprehensive income                                    $ 2,306          $97,557
                                                        =======          =======


8.  Pending Acquisition

In May 1998, the Company announced an agreement to acquire ATL Products, Inc. ("ATL"), pending approval of ATL's shareholders and other customary closing conditions. ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip automation technology. The total acquisition cost is estimated to be approximately $300 million. Under the terms of the agreement, which was approved by the Boards of Directors of both companies, each outstanding share of ATL's common stock will be converted into $29 worth of Quantum common stock, with the conversion ratio based on the average Quantum share price during the 45 trading days prior to the acquisition closing. The average share price may be adjusted for certain impacts related to common stock repurchases. The acquisition is expected to close by October 1998 and will be accounted for as a purchase. The Company expects to recognize a charge for acquired in-process research and development upon closing of the acquisition. ATL had revenue of $33 million and $98 million, and after-tax net income of $2 million and $8 million for the three months ended June 30, 1998, and fiscal year ended March 31, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis includes:

o    Business overview.

o A comparison of Quantum's results of operations in the three months ended June 28, 1998 with the results in the corresponding period in fiscal 1998.

o    Year 2000 update.

o    A discussion of Quantum's operating liquidity and capital resources.

o A discussion of trends and uncertainties, which include those related to the information storage industry and those related to more specific characteristics of Quantum.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect," or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth below under Trends and Uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Business Overview

Founded in 1980, Quantum Corporation ("Quantum" or the "Company") is a diversified mass storage company with leadership positions in both the fixed and removable storage markets. In calendar year 1997, Quantum was the highest-volume global supplier of hard disk drives for personal computers and the worldwide revenue leader for all classes of tape drives.

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

         Specialty Storage Products. Quantum designs, develops, manufactures, and markets half-inch cartridge tape drives, autoloaders and libraries based on patented DLTtape(TM) technology, and solid state disk drives. Quantum also designs, develops, and markets DLTtape media. In addition, the DLTtape technology has been licensed to Fuji and Maxell for the manufacturing of tape media. The DLTtape drives (20 gigabytes to 70 gigabytes capacity, compressed) use advanced linear recording technology and a highly accurate tape guide system to perform mission-critical data backup for mid-range and high-end computer systems. Quantum has worldwide manufacturing rights for DLTtape drive and media technology and is the sole manufacturer of DLTtape drives. The Company believes that DLTtape drives are the de facto market standard in the mid-range segment of the tape storage market. The Company's solid state disk drives have high execution speeds required for applications such as imaging, multimedia, video-on-demand, online transaction processing, material requirements planning, and scientific modeling.

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

         Quantum PowerStor(TM) L500 library. This multiple-drive tape-automation product has 14-cartridge capacity and accommodates up to three DLTtape drives. A fully configured PowerStor Library provides a maximum native storage capacity of 490 GB and a sustained data transfer rate of 15 MB per second.

         Quantum PowerStor L200 autoloader. Accommodates a Quantum DLT 4000 or DLT 7000 tape drive and delivers a maximum native storage capacity of 280 GB and a sustained data transfer rate of 5 MB per second.

         Quantum DLT 4500, 4700 autoloaders. The Quantum DLT 4500 five-cartridge autoloader provides native storage capacity of 100 GB. The Quantum DLT 4700 seven-cartridge autoloader provides native storage capacity of 140 GB. These autoloaders have a sustained data transfer rate of 1.5 MB per second.

         Quantum DLTtape(TM) III, XT, IV tape media and cleaning cartridges. The DLTtape family of half-inch cartridge tapes are designed and formulated specifically for Quantum DLTtape drives, autoloaders and libraries. The capacity of the DLTtape media is up to 35 GB, or 70 GB in compressed mode. By combining both solid and liquid lubricants in the tape binder system, tape and head wear are reduced while repelling airborne particles that could affect read/write head performance. In addition, by using a uniform particle shape, a dense binding system, a smooth coating surface, and a specially selected base film, Quantum's half-inch cartridge tapes take advantage of shorter wavelength recording schemes to ensure read compatibility with future generations of DLT brand tape drives.

         The Company's current solid state disk drives product offerings include:

         Quantum Rushmore(TM) NTE family of solid state disk drives includes the ESP3000 and ESP5000 series. These drives are available in capacities ranging from 134 MB to 950 MB and have a data access time that is up to 15 times faster than magnetic hard disk drives.

         Quantum Rushmore Ultra family of solid state disk drives includes the RU3000 and RU5000 series. These drives are available in capacities ranging from 134 MB to 1.66 GB and have a data access time that is up to 10 times faster than magnetic hard disk drives.

         Enterprise and Personal Storage Products. Quantum designs, develops, and markets technologically advanced desktop and high-end hard disk drives. These drives are designed to meet the storage needs of entry-level to high-end desktop personal computers ("PCs"), servers, and workstations for use in both home and business environments; and for the data-intensive storage needs of high-end desktop systems, workstations, high-performance network servers, and storage subsystems. The high-end disk drives are designed for data-intensive applications, such as data warehousing, digital content creation, digital video, file servers, financial services, Internet and intranet services, mechanical CAD, multimedia, online transaction processing, RAID storage, software development, and workgroup computing.

         The Company's current desktop disk drive product offerings include:

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

         Quantum Fireball(TM) EX. Announced in June 1998 and began mass production in July. The 3.5-inch Fireball EX features Shock Protection System(TM), a new technology that protects the mechanical platform against the impact of mishandling during shipping or integration into a PC; capacities of 3.2 GB, 5.1 GB, 6.4 GB, 10.2 GB and 12.7 GB; Ultra ATA interface; MR heads; buffer-to-host data transfer rates of up to 33 MB per second; internal data rates up to 187 MB per second; average seek times of 9.5 ms; and a rotational speed of 5,400 RPM.

         Quantum Fireball EL. Began mass production of the 3.5-inch Fireball EL in May 1998. Features Shock Protection System, capacities of 2.5 GB,
         5.1 GB, 7.6 GB and 10.2 GB, Ultra ATA interface, MR heads, buffer-to-host data transfer rates of up to 33 MB per second, internal data rates up to 162 MB per second, average seek times of 9.5 ms, and a rotational speed of 5,400 RPM.

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

         The Company's current high-end disk drive product offerings include:

         Quantum Viking(TM) II. The Viking II 3.5-inch hard disk drive is available in capacities of 4.5 GB and 9.1 GB with high bandwidth Ultra2 SCSI Low Voltage Differential (LVD) or Ultra SCSI interface. The Viking II also features MR heads, a burst data transfer rates of up to 80 MB per second, internal data rates of up to 170 MB per second, an average seek time of 7.5 ms, and a rotational speed of 7200 RPM.

         Quantum Viking. Features capacities of 2.2 GB and 4.5 GB, MR heads, PRML read channels, internal data rates up to 139 MB per second, a wide selection of interfaces (Ultra SCSI-3 narrow, wide, or SCA-2), a burst data transfer rates of up to 40 MB per second, internal data rates of up to 139 MB per second, an average seek time of 8 ms, and a rotational speed of 7200 RPM.

         Quantum Atlas(TM) III. The Atlas III multimode 3.5-inch hard disk drive is available in capacities of 9.1 GB and 18.2 GB. It supports both the high-speed Ultra2 SCSI LVD interface and the Ultra SCSI interface. The Atlas III features broad interface availability with new Ultra-2 LVD SCSI-3, Ultra single-ended SCSI-3 and Fibre Channel Arbitrated Loop (FC-AL). The drive's performance includes burst data transfer rates of up to 80 MB per second, internal data rates up to 180 MB per second, average seek time of 7.8 ms, and a rotational speed of 7200 RPM.

         Quantum Atlas II. Features capacities of 2.2 GB, 4.5 GB and 9.1 GB, Ultra SCSI-3 interface, MR heads, burst data transfer rates of up to 40 MB per second, internal data rates up to 121 MB per second, average seek time of 8 ms, and a rotational speed of 7200 RPM.

In May 1998, the Company announced an agreement to acquire ATL Products, Inc. ("ATL"), pending approval of ATL's shareholders and other customary closing conditions. ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip automation technology. The total acquisition cost is estimated to be approximately $300 million. Under the terms of the agreement, which was approved by the Boards of Directors of both companies, each outstanding share of ATL's common stock will be converted into $29 worth of Quantum common stock, with the conversion ratio based on the average Quantum share price during the 45 trading days prior to the acquisition closing. The average share price may be adjusted for certain impacts related to common stock repurchases. The acquisition is expected to close by October 1998 and will be accounted for as a purchase.

The Company owns 49% of MKE-Quantum Components LLC ("MKQC"), a joint venture with MKE, that researches, develops, and manufactures magnetoresistive recording heads for computer disk drives. The recording heads are used in the Company's disk drive products. MKQC does not currently market heads to other companies.

The Company is currently concentrating its product research and development efforts on broadening its existing tape, tape automation, and disk drive product lines through the introduction of new products. These development efforts span the Company's business and focus on the development of new tape drives, autoloaders and libraries, desktop and high-capacity hard disk drives, and other storage solutions. A key initiative involves Super DLTtape technology, which includes four new tape drive technologies that the Company plans to develop into a major extension of its DLTtape architecture. The Company expects to deliver its first tape storage product based on the Super DLTtape technology in mid-calendar year 1999.


Results of Operations

         Sales. Sales for the quarter ended June 28, 1998, were $1.103 billion, compared to $1.446 billion for the quarter ended June 29, 1997. The decrease in sales reflected a decline in shipments of desktop and high-end hard disk drives, as well as a decline in the average unit prices of these products. These declines reflected a continuation of adverse hard drive market conditions in the quarter ended June 28, 1998, characterized by lower than expected demand, oversupply and intensely competitive pricing. In addition, DLTtape drive and media shipments declined from the first quarter of fiscal 1998, reflecting a year-over-year shift toward general product availability from supply constraint and customers in turn reducing their inventory levels. Although the average DLTtape drive price was flat compared to the prior year's first fiscal quarter, unit prices by capacity point declined with the decrease offset by a shift in sales mix to the higher-capacity DLT

7000 tape drives, which carry a higher per-unit price than lower-capacity products. The decrease in DLTtape media sales reflected lower average unit prices and a shift toward customers purchasing media from licensed DLTtape media manufacturers. As a result of the shift, DLTtape media royalty revenue increased in the first quarter of fiscal 1999 compared to the prior year's first fiscal quarter. The royalty revenue increase more than offset the decrease in DLTtape media sales, reflecting a market-wide increase in DLTtape media sales.

Sales to the Company's top five customers were 44% and 51% of sales in the quarters ended June 28, 1998 and June 29, 1997, respectively (these amounts reflect a retroactive combination of the sales to Compaq Computer, Inc. and Digital Equipment Corporation as a result of their merger in June 1998). Sales to Compaq Computer, Inc. were 16% and 19% of sales in the quarters ended June 28, 1998 and June 29, 1997, respectively (including sales made to Digital Equipment Corporation). Sales to Hewlett-Packard were 15% and 12% of sales in the quarters ended June 28, 1998 and June 29, 1997.

The OEM and distribution channel sales were 63% and 35% of sales in the quarter ended June 28, 1998, compared to 62% and 38% of sales in the quarter ended June 29, 1997.

Gross Margin Rate. The gross margin rate for the quarter ended June 28, 1998 decreased to 15.1% from 19.1% in the quarter ended June 29, 1997. The decrease in the gross margin rate reflected the decline in prices and gross margins earned on both desktop and high-end hard disk drives. These decreases reflected market conditions characterized by oversupply and intensely competitive pricing, particularly in the desktop market. These decreases were partially offset by an increase in DLTtape media royalty revenue, and the higher proportion of overall revenue coming from sales of DLTtape drives and media in the first quarter of fiscal year 1999, compared to the first quarter of fiscal year 1998. DLTtape products achieved a significantly higher gross margin rate than that achieved on the Company's other products. Through at least the second quarter of fiscal year 1999, the Company expects to experience continued gross margin pressure with respect to its desktop hard disk drive products.

Research and Development Expenses. In the quarter ended June 28, 1998, the Company's research and development expenses were $84 million, or 7.6% of sales, compared to $74 million, or 5.1% of sales, in the quarter ended June 29, 1997. The increase in research and development expenses reflected higher expenses related to pre-production activity on new hard disk drive products, as well as research and development expenses related to new information storage products and technologies, including the Super DLTtape drive and optical storage technology. These expense increases and the reduced sales caused the increase in research and development expense as a percentage of sales. The amount of research and development expenses is expected to increase in the second quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1999.

Sales and Marketing Expenses. Sales and marketing expenses in the quarter ended June 28, 1998, were $38 million, or 3.5% of sales, compared to $42 million, or 2.9% of sales, in the quarter ended June 29, 1997. The increase in sales and marketing expenses as a percentage of sales reflected sales decreasing at a faster rate than the decline in sales and marketing expenses. Nevertheless, the decrease in sales and marketing expenses reflected the decrease in sales and the impact of cost control efforts. The amount of sales and marketing expenses is expected to increase in the second quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1999.

General and Administrative Expenses. General and administrative expenses in the quarter ended June 28, 1998, were $17 million, or 1.6% of sales, compared to $27 million, or 1.9% of sales, in the quarter ended June 29, 1997. The decrease in general and administrative expenses reflected the impact of cost control efforts, including reduced bonus expenses, as a result of the lower level of earnings and sales.

Interest and Other Income/Expense. Net interest and other income and expense in the quarter ended June 28, 1998 was net other income of $2 million, flat with the quarter ended June 29, 1997.

Equity in Loss of Investee. The equity in loss of investee in the quarter ended June 28, 1998 was $24 million, compared to $4 million in the quarter ended June 29, 1997. The equity in loss of investee reflects the Company's 49% equity share in the operating losses of MKQC, a joint venture formed on May 16, 1997. Prior to May 16, 1997, the recording heads operations of Quantum, which became the operations of MKQC, were fully consolidated by Quantum. The increased equity in loss of investee reflected MKQC's reduced unit prices and margins as a result of market oversupply of recording heads, poor manufacturing yields, and that the equity method was applied for only a part of the prior year's first fiscal quarter. The adverse conditions related to MKQC's unit prices and yields have resulted in year-over-year and sequentially declining operating results of MKQC.

Income Taxes. The effective tax rate for the quarter ended June 28, 1998 was 30%, compared to 26% for the quarter ended June 29, 1997. The increase in the effective tax rate reflected the increased contribution of DLTtape product sales to operating results, which are primarily taxed at standard U.S. corporate tax rates.

ATL - Pending Acquisition. The Company expects to recognize a charge for acquired in-process research and development upon closing of the acquisition of ATL, currently expected to occur by October 1998. In addition to the research and development charge, the acquisition is expected to have a slightly negative impact on the Company's results of operations in fiscal year 1999, primarily from the amortization of intangible assets and goodwill.


Year 2000

As the millennium approaches, the Company is preparing all of its computer systems and operations to be in compliance with Year 2000 requirements. Computer system issues involving the Year 2000 exist because some of the Company's computer hardware and software systems use only two digits to represent a year. These systems will experience problems with dates beyond 1999 if this issue is not corrected. Such problems could include errors in information or significant system failures.

The Company is developing and is in the process of implementing plans to deal with identified Year 2000 information technology issues. Plans include the implementation of significant system upgrades in the first half of fiscal year 1999 that will address Year 2000 information technology issues. The upgrade effort involves both internal and external resources, but is not expected to have a material incremental effect on the Company's financial position or results of operations. In July 1998, certain significant information technology systems upgrades were substantially completed. The incremental expenses incurred to be in compliance with Year 2000 requirements during the first quarters of fiscal year 1999 or 1998 were not material. In addition, the Company is in the process of performing a Company-wide Year 2000 risk assessment. The Company plans to address significant risks that are identified. There can be no assurance that there will not be a delay or increased costs associated with addressing Year 2000 issues. An inability to implement the plan would have a disruptive and adverse effect on the Company's results of operations.

The risk assessment includes addressing the Year 2000 readiness of its customers and key suppliers, including MKE. Quantum's reliance on key suppliers, and therefore, on the proper functioning of their information systems and software, means that their failure to address Year 2000 issues could have a material adverse impact on the Company's financial results. However, the Company does not currently expect any significant disruption to its operations or operating results as a result of Year 2000 issues.


Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year ending March 31, 2000. SFAS No. 133 provides a standard for the recognition and measurement of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Implementation of SFAS No. 133 is not expected to have a significant impact on the Company's financial position or results of operations.


Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $555 million at June 28, 1998, compared to $714 million at March 31, 1998. The decrease in cash primarily reflected the $200 million purchase of treasury stock as discussed below.
Partially offsetting this use of cash, operating activities generated cash, primarily from the collection of accounts receivable.

In May 1998, the Board of Directors authorized the Company to repurchase approximately 14 million shares of its common stock through the open market from time to time. The intent of the repurchase is to minimize the dilutive impact of the shares issued to complete the pending ATL acquisition. At June 28, 1998, the Company had repurchased 9.4 million shares of common stock for approximately $200 million.

The Company filed a registration statement that became effective on July 24, 1997, pursuant to which the Company may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. Under the registration statement, in July 1997, the

Company issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $46.325 per share. The notes are redeemable at the Company's option on or after August 1, 1999, and prior to August 1, 2001, under certain conditions related to the price of the Company's common stock. Subsequent to August 1, 2001, the notes are redeemable at the Company's option at any time. In the event of certain changes involving all or substantially all of the Company's common stock, the notes would become redeemable at the option of the holder. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all existing and future senior indebtedness of the Company.

In June 1997, the Company entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of June 28, 1998, there was no outstanding balance drawn on this line.

The Company has a one-year $85 million unsecured letter of credit facility, which expires in September 1998 with certain banks to issue standby letters of credit to MKE and its affiliates.

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

The Company believes that its existing capital resources, including the credit facility and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet the Company's expectations, and actual results could vary due to factors described in the Trends and Uncertainties section that follows.


Trends and Uncertainties

By operating in the information storage industry, Quantum is affected by numerous trends and uncertainties, some of which are specific to the industry while others relate more specifically to Quantum.

Trends and Uncertainties - Information Storage Industry

Key trends and uncertainties inherent in the information storage industry - and how these trends and uncertainties specifically impact the Company - are summarized below.

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

     o Customer concentration - High-purchase-volume customers for information storage products are concentrated within a small number of computer system manufacturers, distribution channels, and systems integrators.

     o Fluctuating product demand - The demand for hard disk drive products depends on the demand for the computer systems in which hard disk drives are used, which is in turn affected by computer system product cycles and prevailing economic conditions.


Intensely Competitive Industry. To compete within the information storage industry, Quantum frequently introduces new products and transitions to newer versions of existing products. Product introductions and transitions are significant to the operating results of Quantum, and if they are not successful, the Company is materially adversely affected. The hard disk drive market, in particular, also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices more than expected and transition products sooner than expected, which can materially adversely affect the Company. For example, in the first quarter of fiscal year 1999 and the second half of fiscal year 1998, excess inventory in the desktop hard disk drive market, aggressive pricing and corresponding margin reduction adversely impacted the Company's operating results during the periods. The Company experienced similar conditions in the high-end of the hard disk drive market during most of fiscal year 1998 and in the first quarter of fiscal year 1999, although with less of an adverse impact in the first quarter. As a result of these conditions, the Company had diminished profitability, at near breakeven, in the first quarter of fiscal year 1999 and fourth quarter of fiscal year 1998. Futhermore, losses in the third quarter of fiscal year 1998 were largely attributable to a $103 million special charge primarily for high-end hard disk drive inventory write-offs and firm inventory purchase commitments. If competition and pricing further intensifies, the Company's operating results could be further adversely affected.

Another competitive risk is that the Company's customers could commence the manufacture of disk and tape drives for their own use or for sale to others. Any such loss of customers could have a material adverse effect on the Company.

Quantum faces direct competition from a number of companies, including Exabyte, Fujitsu, Hewlett-Packard, IBM, Maxtor, Seagate, Sony, and Western Digital. In the event that the Company is unable to compete effectively with these companies, any other company, or any collaboration of companies, the Company would be materially adversely affected. The Company's information storage product competition can be further broken down as follows:

      Specialty Storage Products. In the market for tape drives, the Company competes with other companies that have tape drive product offerings and alternative formats, including Exabyte, Hewlett-Packard, Sony, and Storage Technology. In addition, Hewlett-Packard, IBM, and Seagate formed a consortium to develop two tape drive products, one of which targets high-capacity data storage. The Company targets and has the market leadership position in the storage product market that provides mission-critical backup systems, archiving, and disaster recovery for mid-range servers. The Company has achieved market leadership and competes in this segment based on the reliability, data integrity, performance, capacity, and scalability of its tape drives. Although the Company has experienced excellent market acceptance and conditions for its tape drive products, the market would become more competitive if other companies individually or collaboratively broaden their product lines in this market. As a result, the Company could experience increased price and performance competition. If price or performance competition increases, the Company could be required to lower prices, resulting in decreased margins that could materially adversely affect the Company's operating results.

      Hard Disk Drive Products. In the market for desktop products, Quantum competes primarily with Fujitsu, IBM, Maxtor, Samsung, Seagate, and Western Digital. Quantum and its competitors have developed and continue to develop a number of products targeted at particular segments of this market, such as business users and home PC buyers, and factors such as time-to-market, cost, product performance, quality, and reliability have a significant effect on the success of any particular product. The desktop market is characterized by more competitiveness and shorter product life cycles than the information storage industry in general. This competitiveness, which intensified in the second half of fiscal year 1998 and continued in the first quarter of fiscal year 1999, has resulted in a significant downward trend in gross profit margins on desktop disk drive products during these periods.

      The Company faces competition in the high-end hard disk drive market primarily from Fujitsu, Hitachi, IBM, and Seagate. Seagate and IBM have the largest share of the market for high-end hard disk drives. Although the same competitive factors identified above as being generally applicable to the overall disk drive industry apply to high-end disk drives, the Company believes that performance, quality, and reliability are even more important to the users of high-end products than to users in the desktop market. However, this does not lessen the intensely competitive nature of the high-end of the hard disk drive market. For example, intense competition has lead to the trend of losses on the Company's high-end hard disk drive products over the past four quarters, although with decreased losses in the first quarter of fiscal year 1999. The Company does not anticipate that the high-end disk drive products will return to profitability without sustained high-volume shipping of these products with less rapid price erosion. However, there can be no assurance as to the profitability of current or next generation products. The Company's gross margins on its high-end products during the foreseeable future are dependent on the successful development, timely introduction, market acceptance, and product transition of new products, as to which there can be no positive assurance.


Rapid Technological Change, New Product Development, and Qualification. In the hard disk drive market, the combination of an environment of increasingly rapid technological changes, short product life cycles, and intense competitive pressures results in rapidly decreasing gross margins on specific products.
Accordingly, any delay in the introduction of more advanced and more cost-effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to anticipate what customers will demand and to develop the new products that meet this demand and effectively compete with the products of competitors.

For example, magnetoresistive ("MR") recording heads represent an important technology and component related to the performance and competitiveness of the Company's products. In particular, MR recording heads have been important to achieving competitive storage density for the Company's products. The anticipated next generation of MR recording heads is referred to as Giant MR ("GMR") recording heads. The Company expects industry-wide time-to-market competition in calendar year 1999 using GMR technology to have an impact on technology leadership and competitiveness. In this regard, the recent alliance between IBM and Western Digital that includes a purchasing agreement and technology licensing involving GMR recording heads is expected to increase the competition in GMR recording head time-to-market. The Company can make no assurance regarding its ability to incorporate GMR recording heads into its products and, if successful, the competitiveness of the Company's products. The Company's future is also dependent on its ability to qualify new products with customers, to successfully introduce these products to the market on a timely basis, and to commence and achieve volume production that meets customer demand. Because of these factors, the Company expects sales of new products to continue to account for a significant portion of its future hard disk drive sales, and that sales of older products will decline rapidly.

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

In the mid-range tape drive market, the Company has experienced less rapid technological change, as well as less technology and performance based competition compared with the hard disk drive market. This has resulted in favorable gross margins on sales of the Company's DLTtape brand products. Higher margins on DLTtape products, as compared with the eroded gross margins on hard disk drives, have resulted in tape drive and related media products becoming the primary source of the Company's operating income in the first quarter of fiscal year 1999 and the second half of fiscal year 1998. Given the favorable tape drive market conditions that the Company has experienced, competitors are aggressively trying to make technological advances and take other steps in order to more successfully compete with the Company's DLTtape products. Successful competitor product offerings that target the market in which the Company's DLTtape products compete could have a material adverse effect on the Company. In addition, in the event that the Company is not able to maintain DLTtape technology competitiveness based on its performance, quality, reliability and scalability, or otherwise not meet the requirements of the market, it could lose market share and experience declining sales and gross margins, which would have a material adverse effect on the Company.

In the information storage industry in general, there can be no assurance that the Company will be successful in the development and marketing of any new products and components in response to technological change or evolving industry standards; that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products and components; or that the Company's new products and components will adequately meet the requirements of the marketplace or achieve market acceptance. These significant risks apply to all new products, including those expected to be based on optical and Super DLTtape technologies. In addition, technological advances in magnetic, optical, or other technologies, or the development of new technologies, could result in the introduction of competitive products with superior performance and substantially lower prices than the Company's products. Furthermore, the Company's new products and components are subject to significant technological risks. If the Company experiences delays in the commencement of commercial shipments of new products or components, the Company could experience delays or loss of product sales. If, for technological or other reasons, the Company is unable to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company would be materially adversely affected.

As part of the Company's strategy to remain technologically competitive, the Company has invested in technologies, such as in optical technology through its strategic alliance with and investment in TeraStor, and MR recording heads through the MKQC joint venture. There can be no assurance that the technologies, companies, and ventures in which the Company has invested will be profitable in the information storage industry. Adverse technological or operating outcomes could result in impairment and write-down of associated investments that could have a material adverse effect on the Company.

Customer Concentration. In addition to the concentration of the information storage industry and the Company's customer base, customers are generally not obligated to purchase any minimum volume of the Company's products, and the Company's relationships with its customers are generally terminable at will. In June 1998, two Quantum customers, Compaq Computer, Inc. and Digital Equipment Corporation merged, thereby increasing the Company's customer concentration and associated risk.

Sales of the Company's desktop and tape products, which together comprise a majority of its overall sales, were concentrated with several key customers in the first quarter of fiscal year 1999 and in fiscal year 1998. Sales to the Company's top five customers in the first quarter in fiscal year 1999 and fiscal year 1998 represented 44% of sales (percentage of sales reflects a retroactive combination of the sales to Compaq Computer, Inc. and Digital Equipment Corporation as a result of their merger in June 1998). Because of the rapid and unpredictable changes in market conditions, and the short product life cycles for its customers' products, the Company is unable to predict whether there will be any significant change in demand for any of its customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss of or delays in orders, the Company could be materially adversely affected. In addition, the loss of one or more key customers could materially adversely affect the Company.

Fluctuation in Product Demand. Fluctuation in demand for the Company's products results in fluctuations in operating results. Demand for the computer systems in which the Company's storage products are used has historically been subject to significant fluctuations. Such fluctuations in end-user demand have in the past, and may in the future, result in the deferral or cancellation of orders for the Company's products, either of which could have a material adverse effect on the Company. During the past several years, there has been significant growth in the demand for PCs, a portion of which represented sales of PCs for use in the home. However, many analysts predict that future growth will be at a slower rate than the rate experienced in recent years.

Sales of DLTtape drives and media have tended to be more stable and were a significant component of sales for the Company. In addition, the Company has experienced longer product cycles for its tape drives and tape drive-related products compared with the short product cycles of disk drive products. However, there can be no assurance that this trend will continue. Beginning in the third quarter of fiscal year 1998, sales of tape drives and media achieved gross margins that significantly exceeded gross margins from the sale of the Company's hard drive products. In this regard the Company expects sales of DLTtape products, which represented 23% of sales and the only profitable major product family in the first quarter of fiscal year 1999, and 21% of sales and a majority of operating profits in fiscal year 1998, will continue to represent a major portion of the Company's operating profits in the future. The Company expects the rate of sales growth to lessen in fiscal year 1999 compared with the rate of growth achieved in fiscal year 1998. However, there can be no assurance that any growth expectations will be achieved or that current market conditions will continue.

The Company's shipments tend to be highest in the third month of each quarter. Failure by the Company to complete shipments in the final month of a quarter resulting from a decline in customer demand, manufacturing problems, or other factors would adversely affect the Company's operating results for that quarter.

Because the Company has no long-term purchase commitments from its customers, future demand is difficult to predict. The Company could experience decreases in demand for any of its products in the future, which could have a material adverse effect on the Company.

Trends and Uncertainties More Specific to Quantum

Certain trends and uncertainties relate more specifically to Quantum and are not necessarily indicative of the information storage industry as a whole. These trends and uncertainties include intellectual property matters, the pending acquisition of ATL, inventory risk, dependence on MKE for the manufacture of the hard disk drives that Quantum develops and markets, losses associated with MKQC, dependence on suppliers, component shortages, future capital needs, warranty costs, foreign exchange contracts, foreign manufacturing and sales, and price volatility of Quantum's common stock. For information regarding litigation, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.


Intellectual Property Matters. From time to time, the Company is approached by companies and individuals alleging Quantum's infringement of and need for a license under patented or proprietary technology that Quantum assertedly uses. On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that the Company has infringed. The Company has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not yet had time to make a complete study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed these or other patents owned by Papst. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial. If required, there can be no assurance that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained or obtained on commercially reasonable terms. Adverse resolution of the Papst litigation or any other intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the costs of engaging in the Papst litigation or other intellectual property litigation could be substantial, regardless of the outcome.


Pending Acquisition of ATL. As discussed in the Business Overview section, in May 1998, the Company announced an agreement to acquire ATL. The proposed acquisition of ATL by the Company entails a number of risks, including successfully managing the transition of ATL to a wholly owned subsidiary of Quantum; retention of key customers, employees, and suppliers; and managing a larger and more diverse business. There can be no assurance that the transaction contemplated by the Company's agreement to acquire ATL will close completely or that the Company will successfully manage the risks of this transaction.

Inventory Risk. As discussed in the Customer Concentration and Fluctuation in Product Demand sections, the Company's customers generally are not obligated to purchase any minimum volume of the Company's products and fluctuations in end-user demand may result in the deferral or cancellation of orders for the Company's products. These risk factors, when combined with the OEM trend toward carrying minimal inventory levels related to just-in-time and build-to-order type manufacturing processes, increase the risk that Quantum, as a supplier, will manufacture and custom configure too much or too little inventory in support of OEM manufacturing processes. Significant excess inventory conditions could result in inventory write-downs and losses that could adversely impact the Company's results of operations, whereas inventory shortages could adversely impact the Company's relationship with its customers and the Company's results of operations.

Dependence on MKE Relationship. Quantum is dependent on MKE for the manufacture of all of its hard disk drive products. Approximately 77% and 79% of the Company's sales in the first quarter of fiscal year 1999 and in fiscal year 1998, respectively, were derived from products manufactured by MKE. In addition, the MKQC joint venture with MKE to develop and produce recording heads used in disk drive production represents additional dependence on MKE. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

Quantum's master agreement with MKE, which covers the general terms of the business relationship is effective through May 2007. The agreement may be terminated sooner as a result of certain specified events including a change-in-control of either Quantum or MKE. Quantum's relationship with MKE, which dates from 1984, is built on Quantum's engineering and design expertise and MKE's high-volume, high-quality manufacturing expertise.

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

Future Capital Needs. The information storage industry is capital, research, and development intensive, and the Company will need to maintain adequate financial resources for capital expenditures, working capital, research and development in order to remain competitive in the information storage business. The Company believes that it will be able to fund these capital requirements over the next 12 months. However, if the Company decides to increase its capital expenditures further, or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company could require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or will be available on favorable terms. The Company may also require additional capital for other purposes not presently contemplated. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, research, and development expenditures, which could adversely affect the Company.


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


Risks Associated with Foreign Manufacturing and Sales. Many of the Company's products and product components are currently manufactured outside the United States. In addition, close to half of the Company's revenue comes from sales outside the United States, including sales to the overseas operations of domestic companies. As a result, the Company is subject to certain risks associated with contracting with foreign manufacturers, including obtaining requisite United States and foreign governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight rates. In addition, several Asian countries have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. In the last four quarters, including the first quarter of fiscal year 1999, the Company experienced a year-over-year reduction in sales to certain Asian countries due, in part, to the effects of these factors. With most of the Company's non-U.S. sales being denominated in U.S. dollars, the Company is unable to predict what effect, if any, these factors will have on its ability to maintain or increase its sales in these markets, general economic conditions, and the Company's customers.


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


Item 2.  Changes in securities - Not Applicable


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


                                                      QUANTUM CORPORATION
                                                           (Registrant)


Date:  August 11, 1998                            By: /s/ Richard L. Clemmer
                                                      ----------------------
                                                      Richard L. Clemmer
                                                      Executive Vice President,
                                                        Finance and Chief
                                                        Financial Officer

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS

Exhibit
Number   Exhibit
3.1      Amended  Certificate  of  Designation  of  Rights,   Preferences,   and
         Privileges of Series A Junior Participating Preferred Stock of Quantum Corporation

4.1(1) Preferred Shares Rights Agreement, dated July 28, 1998 between Quantum Corporation and Harris Savings and Trust Bank, as Rights Agent

10.1 AGREEMENT AND PLAN OF REORGANIZATION, dated May 18, 1998, among Quantum Corporation, Quick Acquisition Corporation, a wholly-owned subsidiary of Quantum Corporation, and ATL Products, Inc.

10.2 FIRST AMENDMENT TO CREDIT AGREEMENT, dated June 26, 1998, among Quantum Corporation, certain financial institutions (collectively, the "Banks"), and CANADIAN IMPERIAL BANK OF COMMERCE, as administrative agent for the Banks.

27.1     Financial Data Schedule

Footnotes to
Exhibits          Footnote

(1) Incorporated by reference to the Form 8-A filed with the Securities and Exchange Commission on August 4, 1998