Form 10-Q
period 1998-09-27
QUANTUM CORP /DE/
filed 1998-10-15
CIK 709283

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 27, 1998: 151,100,273

                               QUANTUM CORPORATION

                                   10-Q REPORT

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Income                 3

                 Condensed Consolidated Balance Sheets                       4

                 Condensed Consolidated Statements of Cash Flows             5

                 Notes to Condensed Consolidated Financial Statements        6


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              12


PART II - OTHER INFORMATION                                                 35


SIGNATURE                                                                   37

                                                         QUANTUM CORPORATION

                                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (In thousands, except per share data)
                                                             (unaudited)

                                                                   Three Months Ended                       Six Months Ended
                                                           September 27,       September 28,       September 27,       September 28,
                                                                   1998                1997                1998                1997
                                                            -----------         -----------         -----------         -----------
Sales                                                       $ 1,164,711         $ 1,553,491         $ 2,267,734         $ 2,999,635
Cost of sales                                                   972,822           1,255,407           1,909,473           2,425,618
                                                            -----------         -----------         -----------         -----------


   Gross profit                                                 191,889             298,084             358,261             574,017

Operating expenses:
   Research and development                                      82,640              74,493             166,938             148,522
   Sales and marketing                                           45,386              41,971              83,723              83,704
   General and administrative                                    21,494              24,268              38,895              51,739
                                                            -----------         -----------         -----------         -----------
                                                                149,520             140,732             289,556             283,965

   Income from operations                                        42,369             157,352              68,705             290,052

Other (income) expense:
   Interest expense                                               6,725               8,293              13,227              14,328
   Interest income and other, net                                (6,133)             (6,811)            (14,836)            (14,511)
   Equity in loss of investee                                    17,114              15,629              41,350              19,571
                                                            -----------         -----------         -----------         -----------
                                                                 17,706              17,111              39,741              19,388

Income before income taxes                                       24,663             140,241              28,964             270,664
Income tax provision                                              7,399              36,463               8,689              70,372
                                                            -----------         -----------         -----------         -----------

Net income                                                  $    17,264         $   103,778         $    20,275         $   200,292
                                                            ===========         ===========         ===========         ===========

Net income per share:
   Basic                                                    $      0.11         $      0.77         $      0.13         $      1.51
   Diluted                                                  $      0.11         $      0.63         $      0.13         $      1.23

Weighted average common shares:
   Basic                                                        151,527             134,256             155,121             132,583
   Diluted                                                      156,489             171,250             161,223             166,714

See accompanying notes to condensed consolidated financial statements.



                               QUANTUM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     September 27,     March 31,
                                                             1998          1998
                                                      -----------    -----------
                                                      (unaudited)      (Note 1)
Assets
Current assets:
   Cash and cash equivalents                          $   549,446    $   642,150
   Marketable securities                                   29,240         71,573
   Accounts receivable, net of allowance for
      doubtful accounts of $10,985 and $12,928            663,014        737,928
   Inventories                                            295,799        315,035
   Deferred taxes                                         133,993        133,981
   Other current assets                                    92,061        124,670
                                                      -----------    -----------

Total current assets                                    1,763,553      2,025,337

Property and equipment, net of accumulated
   depreciation of $256,909 and $220,482                  286,248        285,159
Purchased intangibles, net                                 18,040         24,490
Other assets                                               60,963        103,425
                                                      -----------    -----------
                                                      $ 2,128,804    $ 2,438,411
                                                      ===========    ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                   $   397,349    $   446,243
   Accrued warranty                                        72,296         74,017
   Accrued compensation                                    47,844         60,344
   Income taxes payable                                    28,084         39,777
   Current portion of long-term debt                          978            935
   Other accrued liabilities                               61,027         78,920
                                                      -----------    -----------

Total current liabilities                                 607,578        700,236

Deferred taxes                                             39,682         38,668
Convertible subordinated debt                             287,500        287,500
Long-term debt                                             39,485         39,985

Shareholders' equity:
   Common stock                                           802,590        776,291
   Retained earnings                                      616,189        595,731
   Treasury stock                                        (264,220)          --
                                                      -----------    -----------

Total shareholders' equity                              1,154,559      1,372,022
                                                      -----------    -----------
                                                      $ 2,128,804    $ 2,438,411
                                                      ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                                         QUANTUM CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (unaudited)

                                                                                                        Six Months Ended
                                                                                               September 27,           September 28,
                                                                                                       1998                    1997
                                                                                                  ---------               ---------
Cash flows from operating activities:
   Net income                                                                                     $  20,275               $ 200,292
   Items not requiring the current use of cash:
      Depreciation                                                                                   45,341                  39,553
      Amortization                                                                                    7,312                   5,986
      Equity in loss of investee                                                                     41,350                  19,571
      Deferred income taxes                                                                           1,003                     122
      Compensation related to stock plans                                                             3,443                   1,733
   Changes in assets and liabilities:
      Accounts receivable                                                                            74,914                (142,352)
      Inventories                                                                                    19,236                (133,723)
      Accounts payable                                                                              (48,895)                124,869
      Income taxes payable                                                                          (11,693)                 13,323
      Accrued warranty                                                                               (1,721)                (10,543)
      Other assets and liabilities                                                                   16,485                  22,429
                                                                                                  ---------               ---------
Net cash provided by operating activities                                                           167,050                 141,260
                                                                                                  ---------               ---------

Cash flows from investing activities:
   Investment in property and equipment                                                             (57,442)                (78,804)
   Purchase of marketable securities                                                                (48,798)                   --
   Purchase of equity securities                                                                       --                   (15,000)
   Purchase of intangible assets                                                                       --                   (10,000)
   Proceeds from maturity of marketable securities                                                   91,131                    --
   Proceeds from disposition of property and equipment                                                   12                  23,785
   Proceeds from sale of interest in recording heads
      operations                                                                                       --                    94,000
                                                                                                  ---------               ---------
Net cash provided by (used in) investing activities                                                 (15,097)                 13,981
                                                                                                  ---------               ---------

Cash flows from financing activities:
   Purchase of treasury stock                                                                      (264,220)                   --
   Principal payments on credit facilities                                                             (457)               (180,541)
   Proceeds from issuance of convertible subordinated
      note                                                                                             --                   287,500
   Proceeds from issuance of common stock                                                            20,020                  30,419
                                                                                                  ---------               ---------
Net cash provided by (used in) financing activities                                                (244,657)                137,378
                                                                                                  ---------               ---------

Net increase (decrease) in cash and cash equivalents                                                (92,704)                292,619
Cash and cash equivalents at beginning of period                                                    642,150                 345,125
                                                                                                  ---------               ---------
Cash and cash equivalents at end of period                                                        $ 549,446               $ 637,744
                                                                                                  =========               =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                                                    $   1,882               $  10,504
      Income taxes, net of (refunds)                                                              $  (7,816)              $  21,517

See accompanying notes to condensed consolidated financial statements.



                               QUANTUM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period's presentation. The condensed consolidated balance sheet as of March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation ("Quantum" or the "Company") for the fiscal year ended March 31, 1998 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.   Inventories

Inventories consisted of the following:
      (In thousands)

                                                  September 27,        March 31,
                                                          1998             1998
                                                      --------          --------
Materials and purchased parts                         $ 48,294          $ 72,990
Work in process                                         25,550            44,303
Finished goods                                         221,955           197,742
                                                      --------          --------
                                                      $295,799          $315,035
                                                      ========          ========

3.   Net income per share

The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share data)                                    Three Months Ended                  Six Months Ended
                                                                  September 27,     September 28,     September 27,    September 28,
                                                                          1998              1997              1998             1997
                                                                      --------          --------          --------          --------
Numerator:
   Numerator for basic net income per
   share - income available to common
   stockholders                                                       $ 17,264          $103,778          $ 20,275          $200,292

   Effect of dilutive securities:
   5% convertible subordinated notes                                      --               1,810              --               3,620
   7% convertible subordinated notes                                      --               1,957              --               1,957
                                                                      --------          --------          --------          --------

   Numerator for diluted net income per
   share - income available to common
   stockholders                                                       $ 17,264          $107,545          $ 20,275          $205,869
                                                                      ========          ========          ========          ========

Denominator:
   Denominator for basic net income per
   share - weighted average shares                                     151,527           134,256           155,121           132,583

   Effect of dilutive securities:
   Outstanding options                                                   4,962            11,164             6,102            10,313
    Series B preferred stock                                              --                 180              --                 180
    5% convertible subordinated notes                                     --              21,626              --              21,626
    7% convertible subordinated notes                                     --               4,024              --               2,012
                                                                      --------          --------          --------          --------

   Denominator for diluted net income
   per share - adjusted weighted average
   shares and assumed conversions                                      156,489           171,250           161,223           166,714
                                                                      ========          ========          ========          ========

   Basic net income per share                                         $   0.11          $   0.77          $   0.13          $   1.51
                                                                      ========          ========          ========          ========

   Diluted net income per share                                       $   0.11          $   0.63          $   0.13          $   1.23
                                                                      ========          ========          ========          ========


The computation of diluted net income per share for the three and six months ended September 27, 1998, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares at a conversion price of $46.325 per share because the effect would have been antidilutive.

4.   Debt & Capital

In May 1998, the Board of Directors authorized the Company to repurchase approximately $300 million of its common stock through the open market. The intent of the repurchase is to minimize the dilutive impact of the shares issued to complete the acquisition of ATL Products, Inc. ("ATL"), (refer to note 8 to the condensed consolidated financial statements). At September 27, 1998, the Company had repurchased 12.6 million shares of common stock for approximately $264 million.

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

With respect to the federal action, defendants filed their motion to dismiss on April 16, 1997. On August 14, 1997, the Court granted defendants' motion to dismiss without prejudice. On September

11, 1997, plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 24, 1997. The hearing on defendants' motion took place on February 3, 1998. On April 16, 1998, the Court granted defendants' motion to dismiss with prejudice. On May 19, 1998, plaintiff filed a notice of appeal of the District Court's dismissal in the United States Court of Appeals for the Ninth Circuit. On September 25, 1998, plaintiff filed his opening appellate brief.

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

On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that the Company has infringed. The Company has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not yet had time to make a complete study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed on these or other patents owned by Papst. The final results of this litigation, as with any litigation, are uncertain. If required, there can be no assurance that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained or obtained on commercially reasonable terms. Adverse resolution of the Papst litigation or any other intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the costs of engaging in the Papst litigation or other intellectual property litigation could be substantial, regardless of the outcome.

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

6.  Equity Investee

On May 16, 1997, the Company sold a 51% majority interest in its recording heads operations to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), thereby forming a recording heads joint venture with MKE, named MKE-Quantum Components LLC ("MKQC"). MKQC is involved in the research, development, and manufacture of MR recording heads used in the Company's disk drive products manufactured by MKE. MKE and the Company share pro rata in MKQC's results of operations and would share pro rata in any capital funding requirements.

Subsequent to May 16, 1997, the Company accounted for its 49% interest in MKQC using the equity method of accounting. The results of the Company's involvement in recording heads through May 15, 1997 were consolidated.

During the first half of fiscal year 1999, the Company provided support services to MKQC. The support services were primarily comprised of finance, human resources, facilities, legal, and computer support. MKQC is obligated to reimburse the Company for the cost of the services.

The following is summarized financial information for MKQC:

                                                          Six Months
                                                             Ended
        (In thousands)                                September 27, 1998
                                                      ------------------
Sales                                                     $  62,427
Gross profit (loss)                                         (44,728)
Loss from operations                                        (78,194)
Net loss                                                    (84,389)

                                                      September 27, 1998
                                                      ------------------
Current assets                                            $  36,936
Noncurrent assets                                           187,317
Current liabilities                                         139,715
Note payable to Quantum                                      52,575
Other noncurrent liabilities                                 17,365


At September 27, 1998, MKQC was in contractual violation of a covenant related to its financing relationship with a bank, under which approximately $80 million and $27 million was outstanding under long-term debt/lease and revolving debt agreements, respectively. MKQC has notified the bank of the violation and is currently working towards obtaining a covenant waiver and/or amendments to the loan agreement. MKQC management believes, based on discussions with the bank, and MKQC's ability to continue to draw funds against the credit facility subsequent to September 27, 1998, that it will obtain a covenant waiver and/or amendments from the bank. However, there can be no assurances that such a covenant waiver and/or amendments will be obtained or that such amendments, if any, will be provided on terms favorable to MKQC.

As a result of the covenant violation, the associated obligations have been classified as current.

7.  Comprehensive Income

As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards, ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported only in shareholders' equity, to be included in the determination of comprehensive income.

The components of comprehensive income, net of tax, are as follows:

(In thousands)                                                    Three Months Ended                         Six Months Ended
                                                           September 27,       September 28,        September 27,      September 28,
                                                                   1998                1997                 1998               1997
                                                              ---------           ---------            ---------           ---------
Net income                                                    $  17,264           $ 103,778            $  20,275           $ 200,292
Change in cumulative translation adjustment                         832                (792)                 128                 251
                                                              ---------           ---------            ---------           ---------
Comprehensive income                                          $  18,096           $ 102,986            $  20,403           $ 200,543
                                                              =========           =========            =========           =========


8.  Subsequent Event - ATL Acquisition

On September 28, 1998, the Company completed the acquisition of ATL. ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip automation technology. The total acquisition cost is approximately $300 million. Under the terms of the agreement, each outstanding share of ATL's common stock was converted into 1.7554 shares of Quantum common stock. On September 28, 1998, the Company issued approximately 17 million shares in exchange for the outstanding shares of ATL. In addition, on September 28, 1998, the outstanding stock options to purchase ATL's common stock became options to purchase approximately 1.8 million shares of the Company's common stock. The acquisition will be accounted for as a purchase. The Company expects to recognize a charge for acquired in-process research and development in the third quarter of fiscal year 1999. ATL had revenue of $33 million and $98 million, and after-tax net income of $2 million and $8 million for the three months ended June 30, 1998, and fiscal year ended March 31, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis includes:

o    Business overview.

o    Strategic Developments

o    A comparison of Quantum's results of operations in the three and six months
     ended   September   27,  1998  with  the  results  of   operations  in  the
     corresponding periods in fiscal 1998.

o    Year 2000 update.

o    A discussion of Quantum's operating liquidity and capital resources.

o A discussion of trends and uncertainties, which include those related to the information storage industry and those related to more specific characteristics of Quantum.


                           Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "will," "project," "estimate," "anticipate," "expect," "continue," "potential," "opportunity" or the negative thereof or other variations thereon or comparable terminology or expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth below under Trends and Uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     Specialty Storage Products. Quantum designs, develops, manufactures, and markets half-inch cartridge tape drives, autoloaders and libraries based on patented DLTtape(TM) technology, and solid state disk drives. Quantum also designs, develops, and markets DLTtape media. In addition, the DLTtape technology has been licensed to Tandberg Data ASA for the manufacture and marketing of DLTtape drives based on current DLTtape and future Super DLTtape technology, as well as to Fuji and Maxell for the manufacture of tape media. The DLTtape drives (20 gigabytes to 70 gigabytes capacity, compressed) use advanced linear recording technology and a highly accurate tape guide system to perform mission-critical data backup for mid-range and high-end computer systems. Quantum has worldwide manufacturing rights for DLTtape drive and media technology and is currently the sole manufacturer of DLTtape drives. The Company believes that DLTtape drives are the de facto market standard in the mid-range segment of the tape storage market. The Company's solid state disk drives have high execution speeds required for applications such as imaging, multimedia, video-on-demand, online transaction processing, material requirements planning, and scientific modeling.

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

     Quantum DLT 4000 tape drive. This product features a native storage capacity of 20 GB per cartridge and a sustained data transfer rate of 1.5 MB per second.

     Quantum PowerStor(TM) L500 library. This multiple-drive tape-automation product has 14-cartridge capacity and accommodates up to three DLTtape drives. A fully configured PowerStor Library provides a maximum native storage capacity of 490 GB and a sustained data transfer rate of 15 MB per second.

     Quantum PowerStor L200 autoloader. This product accommodates a Quantum DLT 4000 or DLT 7000 tape drive and delivers a maximum native storage capacity of 280 GB and a sustained data transfer rate of 5 MB per second.

     Quantum DLT 4500, 4700 autoloaders. The Quantum DLT 4500 five-cartridge autoloader provides native storage capacity of 100 GB. The Quantum DLT 4700 seven-cartridge autoloader provides native storage capacity of 140 GB. These autoloaders have a sustained data transfer rate of 1.5 MB per second.

     Quantum DLTtape(TM) III, IIIXT, IV tape media and cleaning cartridges. The DLTtape family of half-inch cartridge tapes are designed and formulated specifically for Quantum DLTtape drives, autoloaders and libraries. The capacity of the DLTtape media is up to 35 GB, or 70 GB in compressed mode. By combining both solid and liquid lubricants in the tape binder system, tape and head wear are reduced while repelling airborne particles that could affect read/write head performance. In addition, by using a uniform particle shape, a dense binding system, a smooth coating surface, and a specially selected base film, Quantum's half-inch cartridge tapes take advantage of shorter wavelength recording schemes to ensure read compatibility with future generations of DLT brand tape drives.

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

     The Company's current desktop disk drive product offerings include:

     Quantum Bigfoot(TM) TS. Announced in September 1998 and began mass production in October 1998. The latest drive in the Quantum Bigfoot family and the first 5.25-inch drive with Shock Protection System(TM), a technology that protects the mechanical platform against the impact of mishandling during shipping or integration into a PC. The Bigfoot TS features capacities of 6.4 GB, 8.4 GB, 12.7 GB and 19.2 GB, Ultra ATA interface, MR heads, a PRML read channel, burst data transfer rates of up to 33 MB per second, internal data rates up to 168 MB per second, average seek time of 10.5 milliseconds ("ms"), and a rotational speed of 4,000 RPM.

     Quantum Bigfoot TX. Features capacities of 4 GB, 6 GB, 8 GB and 12 GB, Ultra ATA interface, MR heads, a PRML read channel, burst data transfer rates of up to 33 MB per second, internal data rates up to 142 MB per second, average seek time of 12 ms, and a rotational speed of 4,000 RPM.

     Quantum  Fireball(TM) EX. Features Shock Protection  System,  capacities of
     3.2 GB, 5.1 GB, 6.4 GB, 10.2 GB and 12.7 GB, Ultra ATA interface, MR heads, buffer-to-host data transfer rates of up to 33 MB per second, internal data rates up to 187 MB per second, average seek times of 9.5 ms, and a rotational speed of 5,400 RPM.

     Quantum Fireball EL. Features Shock Protection System, capacities of 2.5 GB, 5.1 GB, 7.6 GB and 10.2 GB, Ultra ATA interface, MR heads, buffer-to-host data transfer rates of up to 33 MB per second, internal data rates up to 162 MB per second, average seek times of 9.5 ms, and a rotational speed of 5,400 RPM.

     Quantum Fireball SE. Features capacities of 2.1 GB, 3.2 GB, 4.3 GB, 6.4 GB and 8.4 GB, Ultra ATA interface, MR heads, buffer-to-host data transfer rates of up to 33 MB per second, internal data rates up to 158 MB per second, average seek times of 9.5 ms, and a rotational speed of 5,400 RPM.

     The Company's current high-end disk drive product offerings include:

     Quantum Viking(TM) II. The Viking II 3.5-inch hard disk drive is available in capacities of 4.5 GB and 9.1 GB with high bandwidth Ultra2 SCSI Low Voltage Differential (LVD) or Ultra SCSI interface. The Viking II also features MR heads, burst data transfer rates of up to 80 MB per second, internal data rates of up to 170 MB per second, an average seek time of 7.5 ms, and a rotational speed of 7200 RPM.

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

On September 28 1998, the Company completed the acquisition of ATL Products, Inc. ("ATL"). ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip automation technology. The acquisition was made with Quantum common stock, for a total acquisition cost of approximately $300 million. The acquisition will be accounted for as a purchase.

The Company owns 49% of MKE-Quantum Components LLC ("MKQC"), a joint venture with MKE, that researches, develops, and manufactures magnetoresistive recording heads for computer disk drives. The recording heads are used in the Company's disk drive products. MKQC does not currently market heads to other companies.

The Company is currently concentrating its product research and development efforts on broadening its existing tape, tape automation, and disk drive product lines through the introduction of new products. These development efforts span the Company's business and focus on the development of new tape drives, autoloaders and libraries, desktop and high-end hard disk drives, and other storage solutions. A key initiative involves Super DLTtape technology, which includes four new tape drive technologies that the Company plans to develop into a major extension of its DLTtape architecture. The Company expects to deliver its first tape storage product based on the Super DLTtape technology in mid-calendar year 1999.

Strategic Developments

Plans to Strengthen Desktop Hard Disk Drive Business. In September 1998, the Company announced and made progress toward implementing plans to strengthen its desktop hard disk drive business. The plans include the development of lower-cost desktop hard disk drives targeted at the requirements of low-cost PC's, a portion of the hard disk drive market which has expanded significantly during the three quarters ended September 27, 1998. The plans call for reductions in product complexity through fewer combinations of head/media and motor sources, streamlining the shipment process, product design and process improvements to increase reliability and reduce failure rates, and reductions in infrastructure costs. These plans include a reduction in workforce, with 113 employees terminated, temporary employment reduced, and numerous open position eliminated in September 1998, and further reductions planned through attrition and delayed hiring. Implementation of the plan is expected to be substantially completed by March 31, 1999, and is expected to result in approximately $60 million of annualized expense reduction as a result of lower expenses associated with infrastructure and product development, manufacturing, shipping and warranty.

Tandberg Data ASA Manufacturing License and Marketing Agreement for DLTtape Products. In September 1998, Quantum and Tandberg Data ASA ("Tandberg") entered into a manufacturing license and marketing agreement through which Tandberg can become an independent second source for DLTtape drives, including products under development based on Quantum's Super DLTtape technology as well as current DLTtape technology. Tandberg expects to implement full DLTtape manufacturing operations within a year. As part of the agreement, Tandberg intends to market a full spectrum of DLTtape products, including drives, media, and libraries. The agreement also provides Quantum with the future option to negotiate a license to manufacture Tandberg's Scalable Linear RecordingTM brand tape drives, which could provide Quantum with complementary products for expanding into the entry-level segment of the tape-drive market. Tandberg has its manufacturing facilities in Oslo, Norway, and has significant marketing, sales and support operations in the USA, UK, France, Germany, Norway, Singapore, and Japan. With Tandberg's strong name recognition and established distribution channels in the European market, Tandberg is expected to be a synergistic partner.

ATL Acquisition Completed - Subsequent Event. As discussed in the Business Overview section, on September 28, 1998, the Company completed the acquisition of ATL in an all-stock transaction valued at approximately $300 million. ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip automation technology. As a wholly owned subsidiary of Quantum, ATL will retain its name. ATL's product line will combine its existing high-end and mid-range tape-automation library products with the entry-level tape-automation libraries and autoloaders offered by Quantum. ATL will report to Peter van Cuylenburg, president of Quantum's Specialty Storage Products Group. ATL will continue to be led by its president and chief executive officer, Kevin C. Daly, Ph.D.

Results of Operations

         Sales. Sales for the three and six months ended September 27, 1998 were $1.165 billion and $2.268 billion, respectively, compared to $1.553 billion and $3.000 billion, respectively, for the corresponding periods in fiscal year 1998. The decrease in sales reflected increases in DLTtape media revenues which were more than offset by lower revenue on sales of desktop and high-end hard disk drives and DLTtape drives. The increase in DLTtape media revenue included increased royalties earned from the shift of media sales to licensed media manufacturers, an activity that became significant after the second quarter of fiscal year 1998. Although high-end hard disk drive shipments increased in the first half of fiscal year 1999, compared to the corresponding period in fiscal year 1998, the decline in average unit prices, despite improved product performance, resulted in lower comparative high-end revenue. The decline in desktop hard disk drive revenues reflected a decline in shipments and average unit prices, as intense competition and aggressive pricing, together with the impact of growth in the value-PC market, significantly eroded desktop prices. The decline in DLTtape drive revenue resulted from a decline in shipments and average unit prices, reflecting customers holding lower inventory levels with the increase in DLTtape drive product availability, as well as increased competition.

Sales to the Company's top five customers for the three and six months ended September 27, 1998 represented 44% of sales, compared to 43% and 46% of sales, respectively, for the corresponding periods in fiscal 1998 (these amounts reflect a retroactive combination of the sales to Compaq Computer, Inc. and Digital Equipment Corporation as a result of their merger in June 1998). Sales to Hewlett-Packard were 15% of sales in the three and six months ended September 27, 1998, compared to 10% and 11% of sales, respectively, for the corresponding periods in fiscal year 1998. Sales to Compaq Computer, Inc. were 13% and 14% of sales in the three and six months ended September 27, 1998, respectively, compared to 19% of sales for the corresponding periods in fiscal year 1998 (including sales made to Digital Equipment Corporation).

The OEM and distribution channel sales were 65% and 32% of sales in the quarter ended September 27, 1998, respectively, compared to 60% and 40% of sales in the quarter ended September 28, 1997. For the first six months of fiscal year 1999, OEM and distribution channel sales were 64% and 33% of sales, compared to 61% and 39% of sales for the corresponding periods of fiscal year 1998.

Gross Margin Rate. The gross margin rate for the quarter ended September 27, 1998 decreased to 16.5% from 19.2% in the quarter ended September 28, 1997. The gross margin rate for the first six months of fiscal year 1999 was 15.8%, compared to 19.1% in the corresponding period in fiscal year 1998. These margin rate decreases reflected an increase in DLTtape media royalty revenue which positively impacts the margin rate, an increase in the proportion of revenue coming from the sale of higher margin DLTtape drive and automation products, although at generally lower margin rates compared to the prior year periods, as well as improvement in second quarter fiscal year 1999 margins on high-end hard disk drives, being more than offset by the decline in prices and gross margins earned on desktop hard disk drives. The decline in desktop hard disk drive margins reflected intense competition and aggressive pricing together with the impact of growth in the value-PC market significantly eroding desktop prices. DLTtape products achieved a significantly higher gross margin rate than that achieved on the Company's other products. Through at least the third quarter of fiscal year 1999, the Company expects to experience increased gross margin pressure with respect to its desktop and high-end hard disk drive products.

Research and Development Expenses. Research and development expenses in the three and six months ended September 27, 1998, were $83 million, or 7.1% of sales, and $167 million, or 7.4% of sales, respectively, compared to $74 million, or 4.8% of sales, and $149 million, or 5.0% of sales, respectively, in the corresponding periods in fiscal year 1998. These increases in research and development expenses reflected higher expenses related to pre-production activity on new hard disk drive products, as well as research and development expenses related to new information storage products and technologies, including the Super DLTtape drive and optical storage technology. The amount of research and development expenses is expected to increase in the third quarter of fiscal year 1999 as compared to the second quarter of fiscal year 1999.

Sales and Marketing Expenses. Sales and marketing expenses in the three and six months ended September 27, 1998, were $45 million, or 3.9% of sales, and $84 million, or 3.7% of sales, respectively, compared to $42 million, or 2.7% of sales, and $84 million, or 2.8% of sales, respectively, in the corresponding periods of fiscal year 1998. The increase in sales and marketing expenses as a percentage of sales reflected decreasing sales, while sales and marketing expenses remained relatively flat compared to the prior year. Fiscal 1999 expenses included an increase in marketing and advertising costs associated with DLTtape products. The amount of sales and marketing expenses are expected to increase in the third quarter of fiscal year 1999 as compared to the second quarter of fiscal year 1999.

General and Administrative Expenses. General and administrative expenses in the three and six months ended September 27, 1998, were $21 million, or 1.8% of sales, and $39 million, or 1.7% of sales, respectively, compared to $24 million, or 1.6% of sales, and $52 million, or 1.7% of sales, respectively, in the corresponding periods of fiscal year 1998. The decrease in general and administrative expenses reflected the impact of cost control efforts, including reduced bonus expenses, partially offset by severance and other costs incurred in the second quarter of fiscal year 1999, in response to the lower level of earnings and sales.

Interest and Other Income/Expense. Net interest and other income and expense in the three and six months ended September 27, 1998 was relatively flat compared to the corresponding periods of fiscal year 1998.

Equity in Loss of Investee. The equity in loss of investee for the three and six months ended September 27, 1998 was $17 million and $41 million, respectively, compared to $16 million and $20 million for the corresponding periods of fiscal 1998. The equity in loss of investee reflects the Company's 49% equity share in the operating losses of MKQC, a joint venture formed on May 16, 1997. Prior to May 16, 1997, the recording heads operations of Quantum, which became the operations of MKQC, were fully consolidated by Quantum. Although manufacturing yields improved in the second quarter of fiscal year 1999, the increased equity in loss of investee reflected MKQC's insufficient manufacturing volumes. Until such time as MR recording heads are cost-effectively produced by MKQC, the Company expects to continue to incur losses based on its pro rata ownership interest in the joint venture. The Company anticipates that operating results in the third quarter of fiscal 1999 will continue to be adversely impacted by losses associated with MKQC.

Income Taxes. The effective tax rate for the three and six months ended September 27, 1998 was 30%, compared to 26% for the corresponding periods in fiscal 1998. The increase in the effective tax rate reflected the increased contribution of DLTtape product sales to operating results, which are primarily taxed at standard U.S. corporate tax rates. This trend is expected to continue and is expected to result in future increases to the effective tax rate.

ATL Acquisition. The Company's acquisition of ATL, which was completed on September 28, 1998 is expected to have a substantial impact on the Company's financial results in the third quarter of fiscal year 1999. The Company's sales are expected to be impacted by the future sales of ATL's DLTtape libraries and services. The Company's gross margin is expected to be impacted by these sales as well as the impact of the amortization of completed technology and other intangible assets recorded under the purchase method of accounting. Operating and other expenses are expected to be impacted by a charge for acquired in-process research and development, the amortization of intangible assets, including goodwill, as well as the ongoing operating costs of ATL. Income taxes are expected to be impacted by a deferred tax liability recorded under the purchase method of accounting. Overall, including or excluding the impact of the in-process research and development charge, the acquisition is expected to have a negative impact on the Company's results of operations in fiscal year 1999, primarily from the amortization of intangible assets, including goodwill.

Based on existing accounting and standard valuation practices, the Company had estimated that between $90 million and $145 million of the purchase price would be allocated to the value of in-process research and development under the purchase method of accounting. However, a recent letter to the American Institute of Certified Public Accountants ("AICPA") and other public communications from the Securities and Exchange Commission ("SEC") have resulted in uncertainty and confusion about valuation practices. Based on the Company's understanding of the SEC's position, the Company expects the value assigned to in-process research and development to be substantially less than previously estimated.

Year 2000

A year 2000 computer issue is raised by the possibility that unless modifications are made, by midnight on December 31, 1999, the vast majority of computer systems may not be able to distinguish the year 2000 from the year 1900. Many experts fear that this programming flaw could debilitate computer systems worldwide. The pervasive use and dependency on computer technology in all facets of modern commerce means that the inherent risks to companies, including Quantum, from this "Year 2000" issue is potentially quite vast. For example, risks are associated with potential disruptions or failures within Quantum (i.e., Quantum's products and operations), within Quantum's suppliers, customers and service providers (i.e., their products and operations), and so on. Because the Year 2000 issue can impact Quantum indirectly through its suppliers, service providers and customers, an assessment and prediction of the impact of the Year 2000 issue on the Company is difficult.

The Company is in the process of implementing plans to address Year 2000 issues both within and outside of Quantum. In addressing the Year 2000 issues and risks, the Company has focused, and will continue to focus, its efforts on the Company's enterprise-wide and departmental operations, products, critical suppliers (including service providers), and key customers. Within Quantum, these efforts are intended to encompass all major categories of computer systems in use by the Company, including those utilized in manufacturing, research and development, sales, finance, and human resources. Within each of these areas, the Company prioritizes its Year 2000 issues and risks on three levels: critical, key, or active. The Company is acting to remedy issues as they are revealed while it simultaneously completes its assessment of Year 2000 risks. Corrective action completed to date includes the implementation of significant system upgrades that were completed in July 1998. The Company currently anticipates that it will have assessed and remedied all critical areas of its own operations by the end of December 1998, and that it will be prepared to internally certify readiness of these critical areas by the end of March 1999. The Company also plans to develop contingency plans based, in part, on the assessment results.

The Company's estimated timetable for assessment and correction of Year 2000 issues is summarized in the following table:

     -------------------- ------------------------------------------------------
                                 Estimated Completion Date
     -------------------- --------------------- ----------------- --------------
                                Critical              Key              Active
     -------------------- --------------------- ----------------- --------------
     Readiness:
     -------------------- --------------------- ----------------- --------------
     o  Assessment        November 1998         March 1999        August 1999
     -------------------- --------------------- ----------------- --------------
     o  Correction        December 1998         May 1999          October 1999
     -------------------- --------------------- ----------------- --------------


The Company's failure to complete critical readiness assessments, critical corrective actions or implement viable contingency plans in a timely matter could have a material, adverse effect on the Company's business, financial condition and results of operations.

Costs incurred to date in addressing the Year 2000 issue were approximately $5.5 million. Based on assessment and correction projects underway, the Company currently expects that the total cost of addressing the Year 2000 issue, including both incremental spending and redeployed resources, will not exceed $15 million. A majority of the cost is expected to relate to the redeployed resources. As the Company's risk assessment and correction activities continue, these costs may change. In addition, the Company's total cost estimate does not include potential costs related to any customer or other claims resulting from the Company's failure to adequately correct Year 2000 issues.

As indicated above, the Company's risk assessment includes understanding the Year 2000 readiness of its critical suppliers, and in particular MKE. The Company's risk assessment process associated with critical suppliers includes soliciting and analyzing responses to questionnaires distributed to these critical suppliers, as well as onsite interviews with certain critical suppliers. Quantum's reliance on critical suppliers, and, therefore, on the proper functioning of their information systems and software, means that any failure by these critical suppliers to address Year 2000 issues could have a material adverse impact on the Company's business, financial condition and results of operations.

Although the Company does not currently expect any significant disruption to its operations or operating results as a result of Year 2000 issues, the Company is taking all steps it believes are appropriate to identify and resolve any Year 2000 issues. However, there can be no assurance that the Company will be able to assess, identify and correct Year 2000 issues in a timely or successful manner.

The foregoing statements regarding the Company's Year 2000 plans and the Company's expectations for resolving these issues and the costs associated therewith are forward-looking statements and actual results could vary. The Company's success in addressing Year 2000 issues could be impacted by the severity of the problems to be resolved within the Company, by Year 2000 issues affecting its suppliers and service providers, and by the costs associated with third party consultants and software necessary to address these issues.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $579 million at September 27, 1998, compared to $714 million at March 31, 1998. The decrease in cash reflected financing and investing activities, primarily the $264 million purchase of treasury stock, as discussed below, and investment in property and equipment. Partially offsetting this use of cash, operating activities generated cash, primarily from the collection of accounts receivable and net income adjusted for non-cash transactions, including depreciation, amortization, and equity in loss of investee.

In May 1998, the Board of Directors authorized the Company to repurchase approximately $300 million of its common stock through the open market from time to time. The intent of the repurchase is to minimize the dilutive impact of the shares issued to complete the ATL acquisition. At September 27, 1998, the Company had repurchased 12.6 million shares of common stock for approximately $264 million.

As discussed in the Business Overview section, on September 28, 1998, the Company completed the acquisition of ATL. On September 28, 1998, the Company issued approximately 17 million shares in exchange for the outstanding shares of ATL, and outstanding stock options to purchase ATL's common stock became options to purchase approximately 1.8 million shares of the Company's common stock.

In June 1997, the Company entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of September 27, 1998, there was no outstanding balance drawn on this line.

In September 1996, the Company entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years, with monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term.

Based on the current adverse conditions in the hard disk drive market, the Company has reduced capital spending and expects to spend less than $150 million for capital equipment, expansion of the Company's facilities, and leasehold improvements in fiscal year 1999. These capital expenditures will support the disk drive and tape drive businesses, research and development, and general corporate operations. Refer to the Future Capital Needs section of the Trends and Uncertainties section for additional discussion of capital.

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

     o Declining desktop hard disk drive prices - In conjunction with intense competition, the growth of the low-cost PC market, often referred to as the "sub $1,000" PC market, has led to a shift in the storage market toward lower priced hard disk drives.

     o Rapid technological change - Technology advancement in the information storage industry is increasingly rapid and the customer qualification process is difficult.

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

Intensely Competitive Industry. To compete within the information storage industry, Quantum frequently introduces new products and transitions to newer versions of existing products. Product introductions and transitions are significant to the operating results of Quantum, and if they are not successful, the Company is materially adversely affected. The hard disk drive market, in particular, also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices more than expected and transition products sooner than expected, which can materially adversely affect the Company. For example, in the first half of fiscal year 1999 and the second half of fiscal year 1998, excess inventory in the desktop hard disk drive market, aggressive pricing and corresponding margin reduction adversely impacted the Company's operating results during these periods. The Company experienced similar conditions in the high-end of the hard disk drive market during most of fiscal year 1998 and in the first half of fiscal year 1999, although with less of an adverse impact in the first half of fiscal year 1999. As a result of these conditions, the Company had diminished profitability, at near breakeven, in the first quarter of fiscal year 1999 and fourth quarter of fiscal year 1998. Furthermore, losses in the third quarter of fiscal year 1998 were largely attributable to a $103 million special charge primarily for high-end hard disk drive inventory write-offs and firm inventory purchase commitments. If competition and pricing further intensifies, the Company's operating results could be further adversely affected.

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

     Hard Disk Drive Products. In the market for desktop products, Quantum competes primarily with Fujitsu, IBM, Maxtor, Samsung, Seagate, and Western Digital. Quantum and its competitors have developed and continue to develop a number of products targeted at particular segments of this market, such as business users and home PC buyers, and factors such as time-to-market, cost, product performance, quality, and reliability have a significant effect on the success of any particular product. The desktop market is characterized by more competitiveness and shorter product life cycles than the information storage industry in general. This competitiveness, which intensified in the second half of fiscal year 1998 and continued in the first half of fiscal year 1999, has resulted in a significant downward trend in gross profit margins on desktop disk drive products during these periods.

     The Company faces competition in the high-end hard disk drive market primarily from Fujitsu, Hitachi, IBM, and Seagate. Seagate and IBM have the largest share of the market for high-end hard disk drives. Although the same competitive factors identified above as being generally applicable to the overall disk drive industry apply to high-end disk drives, the Company believes that performance, quality, and reliability are even more important to the users of high-end products than to users in the desktop market. However, this does not lessen the intensely competitive nature of the high-end of the hard disk drive market. For example, intense competition has lead to the trend of losses on the Company's high-end hard disk drive products over the past five quarters, although with decreased losses in the first half of fiscal year 1999. The Company does not anticipate that the high-end disk drive products will return to profitability without sustained high-volume shipping of these products with less rapid price erosion. However, there can be no assurance as to the profitability of current or next generation products. The Company's gross margins on its high-end products during the foreseeable future are dependent on the successful development, timely introduction, market acceptance, and product transition of new products, as to which there can be no positive assurance.

Declining Desktop Hard Disk Drive Prices. As discussed above, intense competition has resulted in aggressive pricing in the desktop hard disk drive market. The intense competition, when combined with the growth of the low-cost PC market, often referred to as the "sub $1,000" PC market, has led to a shift in the storage market toward lower priced desktop hard disk drives. To be successful as a hard disk drive supplier in general as well as in the low cost PC market, cost structure, including corporate infrastructure, materials, distribution and warranty costs must be appropriately aligned to the product performance and price required to compete in this market. Intense competition, combined with the lower prices in the desktop disk drive market has resulted in three consecutive quarters, including the second quarter of fiscal year 1999, of increasing operating losses associated with the Company's desktop hard disk drives. Although the Company has plans to bring the cost structure of desktop hard disk drives into alignment with prices, there can be no assurance that the Company's plans will be successful or implemented timely. Continued growth of the low cost market as a portion of the overall hard disk drive market could result in increasingly adverse pricing having an increasingly adverse impact on the Company's results of operations. The Company will continue to evaluate its business model for its desktop hard disk products given the challenging environment in this market.

Rapid Technological Change, New Product Development and Qualification, and Technology Investments. In the hard disk drive market, the combination of an environment of increasingly rapid technological changes, short product life cycles, and intense competitive pressures results in rapidly decreasing gross margins on specific products. Accordingly, any delay in the introduction of more advanced and more cost-effective products can result in significantly lower sales and gross margins. The Company's future is therefore dependent on its ability to anticipate what customers will demand and to develop the new products that meet this demand and effectively compete with the products of competitors.

For example, magnetoresistive ("MR") recording heads represent an important technology and component related to the performance and competitiveness of the Company's products. In particular, MR recording heads have been important to achieving competitive storage density for the Company's products. The anticipated next generation of MR recording heads is referred to as "Giant" MR ("GMR") recording heads. The Company expects industry-wide time-to-market competition in calendar year 1999 using GMR technology to have an impact on technology leadership and competitiveness. In this regard, the recent alliance between IBM and Western Digital that includes a purchasing agreement and technology licensing involving GMR recording heads is expected to increase the competition in GMR recording head time-to-market. The Company can make no assurance regarding its ability to incorporate GMR recording heads into its products and, if successful, the competitiveness of the Company's products.

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

The Company is frequently in the process of qualifying new products with its customers. The customer qualification process for disk drive products, particularly high-end products, can be lengthy, complex, and difficult. The Company would be materially adversely affected if it were unable to achieve customer qualifications for new products in a timely manner, or at all, or if MKE were unable to continue to manufacture qualified products in volume with consistent high quality.

In the mid-range tape drive market, the Company has experienced less rapid technological change, as well as less technology and performance based competition compared with the hard disk drive market. This has resulted in favorable gross margins on sales of the Company's DLTtape brand products. Higher margins on DLTtape products, as compared with the eroded gross margins on hard disk drives, have resulted in tape drive and related media products becoming the primary source of the Company's operating income in the first half of fiscal year 1999 and the second half of fiscal year 1998. Given the favorable tape drive market conditions that the Company has experienced, competitors are aggressively trying to make technological advances and take other steps in order to more successfully compete with the Company's DLTtape products. Successful competitor product offerings that target the market in which the Company's DLTtape products compete could have a material adverse effect on the Company. In addition, in the event that the Company is not able to maintain DLTtape technology competitiveness based on its performance, quality, reliability and scalability, or otherwise not meet the requirements of the market, it could lose market share and experience declining sales and gross margins, which would have a material adverse effect on the Company.

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

As part of the Company's strategy to remain technologically competitive, the Company has invested in technologies, such as in optical technology through its strategic alliance with and investment in TeraStor, and MR recording heads through the MKQC joint venture. See "Trends and Uncertainties More Specific to Quantum - MKQC Joint Venture for MR Recording Heads Development and Manufacturing" below for additional discussion of MKQC. There can be no assurance that the technologies, companies, and ventures in which the Company has invested will be profitable in the information storage industry. Adverse technological or operating outcomes could result in impairment and write-down of associated investments that could have a material adverse effect on the Company.

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

Sales of the Company's desktop and tape products, which together comprise a majority of its overall sales, were concentrated with several key customers in the first half of fiscal year 1999 and in fiscal year 1998. Sales to the Company's top five customers in the first half of fiscal year 1999 represented 44% of sales, compared to 46% of sales in the corresponding period in fiscal year 1998 (percentage of sales reflects a retroactive combination of the sales to Compaq Computer, Inc. and Digital Equipment Corporation as a result of their merger in June 1998). Sales to the Company's top customers are even more concentrated when sales to independent subcontractors for key customers are considered. Because of the rapid and unpredictable changes in market conditions, and the short product life cycles for its customers' products, the Company is unable to predict whether there will be any significant change in demand for any of its customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss of or delays in orders, the Company could be materially adversely affected. In addition, the loss of one or more key customers could materially adversely affect the Company.

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

Sales of DLTtape drives and media have tended to be more stable and were a significant component of sales for the Company. In addition, the Company has experienced longer product cycles for its tape drives and tape drive-related products compared with the short product cycles of disk drive products. However, there can be no assurance that this trend will continue. Beginning in the third quarter of fiscal year 1998, sales of tape drives and media achieved gross margins that significantly exceeded gross margins from the sale of the Company's hard drive products. In this regard the Company expects sales of DLTtape products, which represented 25% of sales and the only profitable major product family in the second quarter of fiscal year 1999, and 21% of sales and a majority of operating profits in fiscal year 1998, will continue to represent a major portion of the Company's operating profits in the future. The Company expects the rate of sales growth to lessen in fiscal year 1999 compared with the rate of growth achieved in fiscal year 1998. However, there can be no assurance that any growth expectations will be achieved or that current market conditions will continue.

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

Trends and Uncertainties More Specific to Quantum

Certain trends and uncertainties relate more specifically to Quantum and are not necessarily indicative of the information storage industry as a whole. These trends and uncertainties include intellectual property matters, the acquisition of ATL, the Tandberg manufacturing license and marketing agreement, inventory risk, dependence on MKE for the manufacture of the hard disk drives that Quantum develops and markets, losses associated with MKQC, dependence on suppliers, component shortages, future capital needs, warranty costs, foreign manufacturing and sales, foreign exchange contracts, and price volatility of Quantum's common stock. For information regarding litigation, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

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

Acquisition of ATL. As discussed in the Business Overview section, on September 28, 1998, the Company completed the acquisition of ATL. The acquisition of ATL by the Company entails a number of risks, including successfully managing the transition of ATL to a wholly-owned subsidiary of Quantum; retention of key employees, customers, and suppliers; and managing a larger and more diverse business.

The successful combination of Quantum and ATL, as a wholly owned subsidiary of Quantum, will require substantial attention from management. The anticipated benefits of the acquisition will not be achieved unless the operations of ATL are successfully integrated with Quantum in a timely manner. The difficulties of assimilation may be increased by the need to integrate personnel and corporate cultures, and by Quantum's and ATL's limited personnel, management and other resources. The successful combination of the two companies will also require integration of the companies' product offerings and the coordination of research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses and could lead to certain customers to defer purchasing decisions. The diversion of the attention of management from day-to-day operations of Quantum or ATL, or difficulties encountered in the transition and integration of processes, could have a material adverse effect on the business, financial condition and results of operations of Quantum or ATL.

The success of Quantum and ATL after the acquisition is also dependent, in part, on the retention and integration of key management, technical, marketing, sales and customer support personnel of ATL, in particular its President and Chief Executive Officer, Kevin C. Daly, Ph.D. Prior to the acquisition, ATL entered into separation arrangements with Dr. Daly and certain other members of senior management. The success of the acquisition will depend, in part, upon the retention of these executives during the transition period following the acquisition. There can be no assurance that such executives will remain with Quantum for any specified period after the acquisition. Quantum's success with the acquisition will also depend in large part upon its ability to attract, retain and motivate highly skilled employees. Competition for such employees, particularly development engineers and experienced senior management, is intense, and there can be no assurance that Quantum will be able to continue to attract and retain sufficient numbers of such highly skilled employees. Quantum's inability to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect on the Company's business, financial condition and results of operations following the acquisition.

In addition, the success of Quantum and ATL after the acquisition is also dependent, in part, on the retention of key customers of both Quantum and ATL. A number of ATL's competitors are Quantum's customers and therefore the acquisition will increase the Company's competition with its customers. Although Quantum already competes with a number of its key customers, increased competition could result in customers shifting storage strategies and purchases away from Quantum products. A loss of a key customer could have a material adverse effect on the Company's financial condition and results of operations.

Tandberg Manufacturing License and Marketing Agreement. In September 1998, Quantum and Tandberg entered into a manufacturing license and marketing agreement through which Tandberg can become an independent second source for DLTtape drives, including products under development based on Quantum's Super DLTtape technology as well as current DLTtape technology. Tandberg expects to implement full DLTtape manufacturing operations within a year. As part of the agreement, Tandberg intends to market a full spectrum of DLTtape products, including drives, media, and libraries. With Tandberg's strong name recognition and established distribution channels in the European market, Tandberg is expected to be a synergistic partner. Tandberg will need Quantum's assistance to ramp-up its production of DLTtape drives. There are a number of risks associated with this agreement, including that Tandberg may not be successful or timely in ramping-up its production of DLTtape drives for technical, operational, cost or other reasons; if the Quantum/Tandberg alliance is unsuccessful, more broadly licensed competitive products may be able to gain market share in the mid-range tape market; manufacturing capacity added by Tandberg could lead to over supply and price declines if demand in the mid-range tape storage market begins to slow down. There can be no assurance that the agreement will be successful, synergistic, or will not have an adverse impact on the Company's financial position and results of operations.

Inventory Risk. As discussed in the "Customer Concentration" and "Fluctuation in Product Demand" sections, the Company's customers generally are not obligated to purchase any minimum volume of the Company's products and fluctuations in end-user demand may result in the deferral or cancellation of orders for the Company's products. These risk factors, when combined with the OEM trend toward carrying minimal inventory levels related to just-in-time and build-to-order type manufacturing processes, increase the risk that Quantum, as a supplier, will manufacture and custom configure too much or too little inventory in support of OEM manufacturing processes. Significant excess inventory conditions could result in inventory write-downs and losses that could adversely impact the Company's results of operations, whereas inventory shortages could adversely impact the Company's relationship with its customers and the Company's results of operations.

Dependence on MKE Relationship. Quantum is dependent on MKE for the manufacture of all of its hard disk drive products. Approximately 76% and 79% of the Company's sales in the first half of fiscal year 1999 and in fiscal year 1998, respectively, were derived from products manufactured by MKE. In addition, the MKQC joint venture with MKE to develop and produce recording heads used in disk drive production represents additional dependence on MKE. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

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

     Manufacturing Capacity and Capital Commitment. The Company believes that MKE's current and committed manufacturing capacity should be adequate to meet the Company's requirements for the next 12 months. The Company's future growth will require, however, that MKE continue to devote substantial financial resources to property, plant, and equipment and working capital to support manufacture of the Company's products, as to which there can be no assurance. In the event that MKE is unable or unwilling to meet the Company's manufacturing requirements, there can be no assurance that the Company would be able to obtain an alternate source of supply. Any such failure to obtain an alternative source would have a material adverse effect on the Company.

MKQC - Joint Venture for MR Recording Heads Development and Manufacturing. Since the acquisition of MR recording heads technology in fiscal year 1995 as part of certain businesses of the Storage Business Unit of Digital Equipment Corporation, Quantum has made significant efforts to advance the development of its MR recording heads capability. To further this effort, MKE and Quantum formed a joint venture, MKQC, in the first quarter of fiscal year 1998 to partner in the research, development, and production of MR recording heads and technology. The Company's target has been to obtain 15% to 20% of the MR recording heads used in its products from MKQC.

To date, MKQC's MR recording head manufacturing yields have been at a level that was lower than necessary for cost-effective production. The Company does not expect cost-effective production of MR recording heads by MKQC to be realized in the near term. Until such time as MR recording heads are cost-effectively produced by MKQC, the Company expects to continue to incur losses based on its pro rata ownership interest in the joint venture. The Company is evaluating strategic alternatives with regard to the MKQC joint venture. Although the outcome of this process is currently unknown, certain alternatives could result in charges associated with the Company's interest in MKQC. The Company anticipates that operating results in the third quarter of fiscal 1999 will continue to be adversely impacted by losses associated with MKQC.

At September 27, 1998, MKQC was in contractual violation of a covenant related to its financing relationship with a bank, under which approximately $80 million and $27 million was outstanding under long-term debt/lease and revolving debt agreements, respectively. MKQC has notified the bank of the violation and is currently working towards obtaining a covenant waiver and/or amendments to the loan agreement. MKQC management believes, based on discussions with the bank, and MKQC's ability to continue to draw funds against the credit facility subsequent to September 27, 1998, that it will obtain a covenant waiver and/or amendments from the bank. However, there can be no assurances that such a covenant waiver and/or amendments will be obtained or that such amendments, if any, will be provided on terms favorable to MKQC. The Company could be materially adversely affected if actions taken by the bank have an adverse impact on MKQC.

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

Risks Associated with Foreign Manufacturing and Sales. Many of the Company's products and product components are currently manufactured outside the United States. In addition, close to half of the Company's revenue comes from sales outside the United States, including sales to the overseas operations of domestic companies. As a result, the Company is subject to certain risks associated with contracting with foreign manufacturers, including obtaining requisite United States and foreign governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight rates. In addition, several Asian countries have recently experienced significant economic downturns and significant declines in the value of their currencies relative to the U.S. dollar. In the four quarters ending with the first quarter of fiscal year 1999, the Company experienced a year-over-year reduction in sales to certain Asian countries due, in part, to the effects of these factors. With most of the Company's non-U.S. sales being denominated in U.S. dollars, the Company is unable to predict what effect, if any, these factors will have on its ability to maintain or increase its sales in these markets, general economic conditions, and the Company's customers.

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

Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

Item 2.       Changes in securities - Not Applicable

Item 3.       Defaults upon senior securities - Not Applicable

Item 4.       Submission of matters to a vote of security holders

The 1998 Annual Meeting of Stockholders was held on September 15, 1998. The matters voted on were management's candidates for the Board of Directors and the appointment of Ernst & Young LLP to serve as Quantum's independent auditors for the fiscal year ending March 31, 1999.

The stockholders approved management's candidates for the Board of Directors. The votes were as follows:

                                            For               Withheld Authority

          Stephen M. Berkley            109,816,475               20,149,897
          David A. Brown                109,816,536               20,149,836
          Michael A. Brown              109,732,278               20,234,094
          Robert J. Casale              109,855,877               20,110,495
          Edward M. Esber, Jr.          109,829,969               20,136,403
          Steven C. Wheelwright         109,855,966               20,110,406

The stockholders approved the appointment of Ernst & Young LLP to serve as Quantum's independent auditors for the fiscal year ending March 31, 1999. The number of votes "For" were 123,497,834; the number of votes "Against" were 157,473; the number of votes "Abstained" were 6,329,065; and there were zero Broker Non-Votes.

Item 5.       Other information - Not Applicable

Item 6.       Exhibits and reports on Form 8-K.

              (a) Exhibits.   The exhibits listed on the  accompanying  index to
                              exhibits immediately following the signature page are filed as part of this report.

              (b) Reports on Form 8-K.

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                       QUANTUM CORPORATION
                                                          (Registrant)



Date:  October 15, 1998                      By:    /s/ Richard L. Clemmer
                                                    ----------------------
                                                    Richard L. Clemmer
                                                    Executive Vice President,
                                                       Finance and Chief
                                                       Financial Officer

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS


Exhibit
Number   Exhibit

10.1 REIMBURSEMENT AGREEMENT, dated September 14, 1998, between Quantum Peripherals (Europe) S.A. and The Sumitomo Bank, Limited, London Branch

10.2 THIS CHARGE, dated September 14, 1998, between Quantum Peripherals (Europe) S.A. and The Sumitomo Bank, Limited

27.1     Financial Data Schedule

Footnotes to
Exhibits           Footnote
None