Form 10-Q
period 1998-12-27
QUANTUM CORP /DE/
filed 1999-02-09
CIK 709283

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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
       Yes   X   No
            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 27, 1998: 165,941,011

                               QUANTUM CORPORATION

                                   10-Q REPORT

                                      INDEX
                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

              Item 1. Financial Statements

                      Condensed Consolidated Statements of Operations         3

                      Condensed Consolidated Balance Sheets                   4

                      Condensed Consolidated Statements of Cash Flows         5

                      Notes to Condensed Consolidated Financial Statements    6


              Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          13


PART II - OTHER INFORMATION                                                  39


SIGNATURE                                                                    40

                               QUANTUM CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands, except per share data)
                                           (unaudited)
                                            Three Months Ended            Nine Months Ended
                                       December 27,   December 28,   December 27,   December 28,
                                           1998           1997          1998            1997
                                       -----------    -----------    -----------    -----------
Sales                                  $ 1,325,581    $ 1,519,881    $ 3,593,315    $ 4,519,516
Cost of sales                            1,086,492      1,384,208      2,995,964      3,809,826
                                       -----------    -----------    -----------    -----------

   Gross profit                            239,089        135,673        597,351        709,690

Operating expenses:
   Research and development                 87,921         88,275        254,859        236,797
   Sales and marketing                      51,142         45,203        134,866        128,907
   General and administrative               22,380         23,375         61,275         75,114
   Purchased in-process research and
    Development                             89,000           --           89,000           --
                                       -----------    -----------    -----------    -----------
                                           250,443        156,853        540,000        440,818

   Income (loss) from operations           (11,354)       (21,180)        57,351        268,872

Other (income) expense:
   Interest expense                          6,909          9,806         20,136         24,135
   Interest income and other, net           (5,126)       (10,146)       (19,962)       (24,658)
   Loss from investee                      100,700         22,651        142,050         42,222
                                       -----------    -----------    -----------    -----------
                                           102,483         22,311        142,224         41,699

Income (loss) before income taxes         (113,837)       (43,491)       (84,873)       227,173
Income tax provision (benefit)              (7,286)       (11,308)         1,403         59,065
                                       -----------    -----------    -----------    -----------

Net income (loss)                      $  (106,551)   $   (32,183)   $   (86,276)   $   168,108
                                       ===========    ===========    ===========    ===========

Net income (loss) per share:
   Basic                               $     (0.64)   $     (0.24)   $     (0.54)   $      1.26
   Diluted                             $     (0.64)   $     (0.24)   $     (0.54)   $      1.05

Weighted average common shares:
   Basic                                   165,820        135,842        158,687        133,669
   Diluted                                 165,820        135,842        158,687        165,642

See accompanying notes to condensed consolidated financial statements.

                                                                               3

                               QUANTUM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                       December 27,    March 31,
                                                              1998         1998
                                                        ----------    ----------
                                                        (unaudited)     (Note 1)

Assets
Current assets:
   Cash and cash equivalents                            $  683,011    $  642,150
   Marketable securities                                    24,425        71,573
   Accounts receivable, net of allowance for
      Doubtful accounts of $11,823 and $12,928             664,238       737,928
   Inventories                                             259,042       315,035
   Deferred taxes                                          136,020       133,981
   Other current assets                                     88,710       124,670
                                                        ----------    ----------

Total current assets                                     1,855,446     2,025,337

Property and equipment, net of accumulated
   Depreciation of $278,922 and $220,482                   266,785       285,159
Intangibles, net                                           231,750        24,490
Other assets                                                39,587       103,425
                                                        ----------    ----------
                                                        $2,393,568    $2,438,411
                                                        ==========    ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                     $  405,737    $  446,243
   Accrued warranty                                         73,611        74,017
   Accrued compensation                                     55,601        60,344
   Income taxes payable                                     27,659        39,777
   Current portion of long-term debt                         1,001           935
   Other accrued liabilities                               100,102        78,920
                                                        ----------    ----------

Total current liabilities                                  663,711       700,236

Deferred taxes                                              73,945        38,668
Convertible subordinated debt                              287,500       287,500
Long-term debt                                              64,225        39,985

Shareholders' equity:
   Common stock                                            855,946       776,291
   Retained earnings                                       448,241       595,731
                                                        ----------    ----------

Total shareholders' equity                               1,304,187     1,372,022
                                                        ----------    ----------
                                                        $2,393,568    $2,438,411
                                                        ==========    ==========


See accompanying notes to condensed consolidated financial statements.


                                    QUANTUM CORPORATION

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (unaudited)
                                                                    Nine Months Ended
                                                               December 27,  December 28,
                                                                      1998          1997
                                                                  ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                               $ (86,276)   $ 168,108
  Items not requiring the current use of cash:
      Loss from investee                                            124,809         --
      Purchased in-process research and development                  89,000         --
      Depreciation                                                   69,107       57,802
      Amortization                                                   13,812        9,332
      Compensation related to stock plans                             4,064        3,099
      Deferred income taxes                                             438         (346)
   Changes in assets and liabilities:
      Accounts receivable                                            73,690       64,451
      Inventories                                                    55,993     (170,643)
      Accounts payable                                              (40,506)      41,395
      Income taxes payable                                          (12,118)      16,697
      Accrued warranty                                                 (406)     (23,718)
      Other assets and liabilities                                   63,972      104,468
                                                                  ---------    ---------
Net cash provided by operating activities                           355,579      270,645
                                                                  ---------    ---------

Cash flows from investing activities:
   Investment in property and equipment                             (88,572)    (124,299)
   Proceeds from disposition of property and equipment                  139       23,932
   Proceeds from sale of marketable securities                      115,508         --
   Purchase of marketable securities                                (68,360)        --
   Purchase of equity securities                                       --        (15,000)
   Purchase of intangible assets                                       --        (16,000)
   Proceeds from sale of interest in recording heads operations        --         94,000
                                                                  ---------    ---------
Net cash used in investing activities                               (41,285)     (37,367)
                                                                  ---------    ---------

Cash flows from financing activities:
   Proceeds from long-term credit facilities                         33,545         --
   Proceeds from issuance of convertible subordinated note             --        287,500
   Purchase of treasury stock                                      (305,287)        --
   Principal payments on credit facilities                          (26,848)    (180,757)
   Proceeds from issuance of common stock                            25,157       31,442
                                                                  ---------    ---------
Net cash provided by (used in) financing activities                (273,433)     138,185
                                                                  ---------    ---------

Net increase in cash and cash equivalents                            40,861      371,463
Cash and cash equivalents at beginning of period                    642,150      345,125
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $ 683,011    $ 716,588
                                                                  =========    =========

Supplemental disclosure of cash flow information:
   Conversion of redeemable preferred stock to common stock       $    --      $   3,888
   Cash paid during the period for:
      Interest                                                    $   3,898    $  11,793
      Income taxes, net of (refunds)                              $  (1,239)   $  59,806

See accompanying notes to condensed consolidated financial statements.

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


2.   Inventories

Inventories consisted of the following:
      (In thousands)
                                          December 27,               March 31,
                                                  1998                    1998
                                        --------------           -------------

   Materials and purchased parts              $ 72,911                $ 72,990
   Work in process                              25,300                  44,303
   Finished goods                              160,831                 197,742
                                              --------                --------
                                              $259,042                $315,035
                                              ========                ========

3.   Net income (loss) per share

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:

(In thousands, except per share data)                  Three Months Ended            Nine Months Ended
                                                 December 27,   December 28,   December 27,   December 28,
                                                        1998           1997           1998           1997
                                                    ---------      ---------      ---------      ---------
Numerator:
   Numerator for basic net income (loss)
   per share - income (loss) available to
   common stockholders                              $(106,551)     $ (32,183)     $ (86,276)     $ 168,108

   Effect of dilutive securities:
   5% convertible subordinated notes                     --             --             --            5,430
                                                    ---------      ---------      ---------      ---------

   Numerator for diluted net income
   (loss)  per share - income (loss)
   available to common stockholders                 $(106,551)     $ (32,183)     $ (86,276)     $ 173,538
                                                    =========      =========      =========      =========

Denominator:
   Denominator for basic net income
   (loss) per share - weighted average
   shares                                             165,820        135,842        158,687        133,669

   Effect of dilutive securities:
   Outstanding options                                   --             --             --           10,227
   Series B preferred stock                              --             --             --              120
   5% convertible subordinated notes                     --             --             --           21,626
                                                    ---------      ---------      ---------      ---------

   Denominator  for  diluted  net income (loss)
   per share - adjusted  weighted
   average shares and assumed conversions
                                                      165,820        135,842        158,687        165,642
                                                    =========      =========      =========      =========

   Basic net income (loss) per share                $   (0.64)     $   (0.24)     $   (0.54)     $    1.26
                                                    =========      =========      =========      =========

   Diluted net income (loss) per share              $   (0.64)     $   (0.24)     $   (0.54)     $    1.05
                                                    =========      =========      =========      =========

The computation of diluted net loss per share for the three and nine months ended December 27, 1998 and the three months ended December 28, 1997, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares at a conversion price of $46.325 per share, because the effect would have been antidilutive.

The computation of diluted net loss per share for the three and nine months ended December 27, 1998 and the three months ended December 28, 1997 also excluded the effect of weighted average outstanding options because the Company reported a net loss for these periods and accordingly, the effect would be antidilutive. At December 27, 1998, options to purchase 22,540,250 shares of the Company's common stock were outstanding.

4.   Debt & Capital

In September 1998, the Company issued 16.9 million shares to the shareholders of ATL Products, Inc. ("ATL") to complete the acquisition of ATL as a wholly owned subsidiary of the Company. In part, the Company reissued treasury stock to complete the acquisition. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $63 million reduction to retained earnings in the quarter ended December 27, 1998. For additional information regarding the ATL acquisition, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

In October 1998, the Company repurchased 2.8 million shares of its common stock which completed the share repurchase of a total of 15.5 million shares during the nine months ended December 27, 1998 at a cost of $305 million as authorized by the Board of Directors. The intent of the repurchase was to minimize the dilutive impact of the shares issued to complete the acquisition of ATL.

In December 1998, the Company entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is coterminous with the Company's $500 million revolving credit line, expiring in June 2000. At the option of ATL, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio of the Company, or a base rate, with option periods of one to six months. At December 27, 1998, $25 million was outstanding on ATL's revolving credit line.

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

On February 25, 1997, in the Santa Clara County action, the Court sustained defendants' demurrer to most of the causes of action in the complaint, with leave to amend. At a June 12, 1997 demurrer hearing in state court, the judge dismissed the action as to four of the individual defendants with prejudice and as to three of the individual defendants without prejudice. The demurrer as to the Company was overruled. The Court heard oral argument on plaintiffs' motion for class certification on November 4, 1997. On March 4, 1998, the Court entered an order denying plaintiffs' motion without prejudice. Limited discovery is proceeding.

With respect to the federal action, defendants filed their motion to dismiss on April 16, 1997. On August 14, 1997, the Court granted defendants' motion to dismiss without prejudice. On September 11, 1997, plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on October 24, 1997. The hearing on defendants' motion took place on February 3, 1998. On April 16, 1998, the Court granted defendants' motion to dismiss with prejudice. On May 19, 1998, plaintiff filed a notice of appeal of the District Court's dismissal in the United States Court of Appeals for the Ninth Circuit. On September 25, 1998, plaintiff filed his opening appellate brief. Defendants filed their answering brief on November 30, 1998. Plaintiff's reply brief was filed on January 14, 1999.

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

On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. On Quantum's motion, the suit has been moved to the Northern District of California. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that the Company has infringed. The Company has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not yet had time to make a complete study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed on these or other patents owned by Papst. The final results of this litigation, as with any litigation, are uncertain. If required, there can be no assurance that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained on commercially reasonable terms if at all. Adverse resolution of the Papst litigation or any other intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the costs of engaging in the Papst litigation or other intellectual property litigation could be substantial, regardless of the outcome.

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


6.  Business Combinations

On September 28, 1998, the Company completed the acquisition of ATL. ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtapeTM drives as well as ATL's proprietary IntelliGripTM automation technology. The acquisition has been accounted for as a purchase with a total cost of $335 million. The acquisition was completed with the issuance of 16.9 million shares of Quantum common stock valued at $265 million on the date of acquisition in exchange for all outstanding shares of ATL, the conversion of outstanding ATL stock options into options valued at $22 million to purchase 1.8 million shares of Quantum common stock and the assumption of $45 million of ATL liabilities. ATL's results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to the following identifiable intangible assets: goodwill, trade marks and trade names, original equipment manufacturer and value added reseller customer relationships, non-compete agreements, workforce in place, developed technology and in-process research and development. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, the Company has expensed the amount of the purchase price allocated to in-process research and development, which based on a preliminary valuation, the Company has estimated at $89 million as of the date of acquisition. The remaining identifiable intangible assets will be amortized on a straight-line basis over periods ranging from two to fifteen years.

The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 20%, which represents a premium to the Company's cost of capital. The estimated revenues assume an average compound annual revenue growth rate of 37% during fiscal years 1999 to 2007. Estimated total revenues from the purchased in-process projects peak in fiscal year 2002 and then begin to decline as other new products are expected to be introduced. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

The following unaudited pro forma information has been prepared assuming that the acquisition had taken place at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods, nor is it necessarily indicative of results that may occur in the future.

(In thousands)                     Three Months Ended         Nine Months Ended
                                December 27,  December 28,  December 27,  December 28,
                                   1998          1997           1998          1997
                                   ----          ----           ----          ----
Sales                          $1,325,581    $1,536,833    $3,633,626    $4,563,654
Net income (loss)              $ (106,551)   $  (36,692)   $  (96,986)   $  154,032
Net income (loss) per share:
   Basic                       $    (0.64)   $    (0.27)   $    (0.59)   $     1.14
   Diluted                     $    (0.64)   $    (0.27)   $    (0.59)   $     0.95

7.  Loss from Investee

On May 16, 1997, the Company sold a 51% majority interest in its recording heads operations to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), thereby forming a recording heads joint venture with MKE, named MKE-Quantum Components LLC ("MKQC"). MKQC was involved in the research, development, and manufacture of MR recording heads used in the Company's disk drive products manufactured by MKE.

On October 28, 1998, the Company and MKE agreed to dissolve MKQC because MKQC had not been able to produce MR recording heads on a cost-effective basis. In connection with the dissolution, MKE has taken control and ownership of MKQC's manufacturing operations in Batam, Indonesia; MKQC's domestic operations have substantially ceased as of December 27, 1998; and its domestic assets are in liquidation. The Company recorded a $101 million loss from investee which includes a write-off of Quantum's investment in MKQC; a write-down of Quantum's interest in facilities in Louisville, Colorado, and Shrewsbury, Massachusetts that were occupied by MKQC; warranty costs resulting from MR recording heads manufactured by MKQC; and Quantum's 49% pro rata share in funding MKQC's repayment of its obligations, primarily bank debt, accounts payable, and other liabilities through June 1999 when the liquidation of MKQC is expected to be completed.

For the quarter ended December 27, 1998, the Company accounted for its 49% interest in MKQC based on estimated liquidation values and costs. From May 16, 1997 to September 27, 1998, the Company accounted for its 49% interest in MKQC using the equity method of accounting. MKQC's net loss for the six months ended September 27, 1998 was $84 million on sales of $62 million. The results of the Company's involvement in recording heads through May 15, 1997 were consolidated.

During the first three quarters of fiscal year 1999, the Company provided support services to MKQC. The support services were primarily comprised of finance, human resources, facilities, legal, and information service support. The loss from investee includes support services expected to be provided throughout the liquidation of MKQC.

8.  Comprehensive Income (Loss)

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

The components of comprehensive income (loss), net of tax, are as follows:

  (In thousands)                  Three Months Ended        Nine Months Ended
                              December 27, December 28, December 27,December 28,
                                  1998         1997         1998         1997
                                  ----         ----         ----         ----

Net income (loss)              $(106,551)   $ (32,183)   $ (86,276)   $ 168,108
Change in cumulative
   Translation adjustment          1,377       (1,341)       1,500       (1,090)
                               ---------    ---------    ---------    ---------

Comprehensive income
  (loss)                       $(105,174)   $ (33,524)   $ (84,776)   $ 167,018
                               =========    =========    =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis includes:

o        Business overview.

o        Strategic developments.

o A comparison of Quantum's results of operations in the three and nine months ended December 27, 1998 with the results of operations in the corresponding periods in fiscal year 1998.

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


Business Overview

Founded in 1980, Quantum Corporation ("Quantum" or the "Company") is a diversified mass storage company with leadership positions in both the fixed and removable storage markets. In calendar year 1998, Quantum was the highest-volume global supplier of hard disk drives for personal computers and the worldwide revenue leader for all classes of tape drives.

Quantum designs, develops, and markets information storage products, including high-performance, high-quality half-inch cartridge tape drives, tape media, tape autoloaders and libraries, hard disk drives, and solid state disk drives. Quantum also manufactures the half-inch cartridge tape drives and solid state disk drives, and the Company's wholly owned subsidiary,

ATL Products, Inc. ("ATL"), manufactures tape autoloaders and libraries. The Company combines its engineering and design expertise with the high-volume manufacturing capabilities of its exclusive manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") of Japan, a subsidiary of Matsushita Electric Industrial Co., Ltd., to produce high-quality hard disk drives. MKE manufactures all of Quantum's hard disk drives.

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

         The Company's current DLTtape drive and DLTtape media product offerings include:

         Quantum DLT 7000 tape drive. The DLT 7000 provides a combination of 35 gigabytes ("GB") native capacity (70 GB compressed) and a sustained data transfer rate of 5 megabytes ("MB") per second (10 MB per second compressed). The DLT 7000 tape drive features a SCSI-2 fast/wide interface with single-ended and differential options.

         Quantum DLT 4000 tape drive. This product features a native storage capacity of 20 GB per cartridge and a sustained data transfer rate of
         1.5 MB per second.

         Quantum DLTtape III, IIIXT, IV tape media and cleaning cartridges. The DLTtape family of half-inch cartridge tapes are designed and formulated specifically for Quantum DLTtape drives, autoloaders and libraries. The capacity of the DLTtape media is up to 35 GB, or 70 GB in compressed mode. By combining both solid and liquid lubricants in the tape binder system, tape and head wear are reduced while repelling airborne particles that could affect read/write head performance. In addition, by using a uniform particle shape, a dense binding system, a smooth coating surface, and a specially selected base film, Quantum's half-inch cartridge tapes take advantage of shorter wavelength recording schemes to ensure read compatibility with future generations of DLT brand tape drives.

         The Company's current library and automation product offerings include:

         P3000 Series library. The P3000 series is the first DLT library with High Availability features designed for data intensive applications. This product also features the Prism Library ArchitectureTM, which incorporates a high performance PCI expansion bus. A Prism-enabled library can be upgraded by adding library building blocks, which harness the power of high-speed PCI adapter cards. This enables network and fibre connectivity, provides the capability to embed single-card CPUs and drives, and allows for added functionality such as tape mirroring and auto tape copy. Features also include the IntelligripTM precision cartridge handling technology, designed to accurately load and unload. The P3000 Series library supports up to 16 DLT7000 drives and 326 cartridges for a native data transfer rate of 288 GB per hour and a native capacity of 11.4 Terabytes ("TB"). Up to five P3000 modules can be connected to form a single library system with up to 80 DLT7000 drives and 1,630 cartridges for a native transfer rate of 1.44 TB per hour, and a native capacity of 57 TB.

         PL50 Library Hub. This external library controller offers the capability of connecting up to three backup servers to a single automated DLT library. The PL50 Library Hub features a server equipped with four SCSI ports, a monitor, and ATL's advanced Library Hub software. Three of the PL50's four SCSI ports are interfaces to backup servers. The fourth port is for connection to the ATL library robotics controller. The PL50 presents a virtual library to each backup server by allowing a user to assign specific cartridge slots and drive partitions.

         P1000 Series library. Features the Prism Library Architecture, the IntelliGrip precision cartridge handling technology, option to accommodate from 2 to 4 DLT4000 or 7000 drives, 16 or 30 cartridge slot capacity, a native storage capacity of 1.05TB, and maximum native throughput of 144 GB per hour.

         7100 Series library. Features the Intelligrip precision cartridge handling technology, option to accommodate from 2 to 4 DLT4000 or 7000 drives, maximum native storage capacity of 1.8 TB at speeds of up to 126 GB per hour, and a sustained data transfer rate of 5 MB per second.

         520 Series library. Features the Intelligrip precision cartridge handling technology, option to accommodate from 2 to 4 DLT4000 or 7000 drives, maximum native storage capacity of 1.8 TB, and a sustained data transfer rate of 5 MB per second.

         StorLink Series library. Features the Intelligrip precision cartridge handling technology, option to accommodate up to 528 DLT cartridges or 18 DLT drives, maximum native storage capacity of 37 TB and capacity of up to 648 GB per hour of backup and restore performance.

         2640 Series library. Features the Intelligrip precision cartridge handling technology, option to accommodate up to nine DLT4000 or 7000 drives and 264 cartridges, storage capacity of up to 9.24 TB, library throughput of up to 162 GB per hour, and a sustained data transfer rate of 5 MB per second.

         PowerStor(TM) L500 library. Features a 14-cartridge capacity and accommodates up to three DLTtape drives. A fully configured PowerStor Library provides a maximum native storage capacity of 490 GB and a sustained data transfer rate of 15 MB per second.

         PowerStor L200 autoloader. Accommodates a DLT 4000 or DLT 7000 tape drive and delivers a maximum native storage capacity of 280 GB and a sustained data transfer rate of 5 MB per second.

         DLT 4500,  4700  autoloaders.  The DLT 4500  five-cartridge  autoloader provides native storage capacity of 100 GB. The DLT 4700 seven-cartridge autoloader provides native storage capacity of 140 GB. These autoloaders have a sustained data transfer rate of 1.5 MB per second.

         The Company's current solid state disk drive product offerings include:

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

         The Company's current desktop disk drive product offerings include:

         Quantum Bigfoot(TM) TS. The Bigfoot TS is the first 5.25-inch drive with the award winning Shock Protection System(TM), a technology that protects the mechanical platform against the impact of mishandling during shipping or integration into a PC. The Bigfoot TS features capacities of 6.4 GB, 8.4 GB, 12.7 GB and 19.2 GB, Ultra ATA interface, MR heads, a PRML read channel, burst data transfer rates of up to 33 MB per second, internal data rates up to 168 MB per second, average seek time of 10.5 milliseconds ("ms"), and a rotational speed of 4,000 RPM.

         Quantum Bigfoot TX. Features capacities of 4 GB, 6 GB, 8 GB and 12 GB, Ultra ATA interface, MR heads, a PRML read channel, burst data transfer rates of up to 33 MB per second, internal data rates up to 142 MB per second, average seek time of 12 ms, and a rotational speed of 4,000 RPM.

         Quantum Fireball(TM) Plus KA. Announced in December 1998, Fireball Plus KA is expected to begin mass production in late first quarter of calendar year 1999. The Fireball Plus KA is the first 7200 RPM drive with the Quantum-developed Ultra ATA/66 interface (patent pending) which enhances data integrity through improved timing margins and Cyclical Redundancy Check, a data protection scheme which helps assure the integrity of transferred data. Additional features include the Data Protection System, a technology which tests the health of Quantum desktop hard drives and determines if the disk drive is the source of system failure, Shock Protection System, capacities of 6.4 GB, 9.1 GB,
         13.6 GB and 18.2 GB, MR Heads, internal data rates up to 235 MB per second, and an average seek time of 8.5 ms.

         Quantum Fireball CR. Announced in November 1998, Fireball CR began mass production in January 1999. Features include Shock Protection System, capacities of 4.3 GB, 6.4 GB, 8.4 GB and 12.7 GB, Ultra ATA/66 interface, MR heads, internal data rates of up to 190 MB per second, average seek times of 9.5 ms, and a rotational speed of 5,400 RPM.

         Quantum  Fireball EX. Features Shock Protection  System,  capacities of
         3.2 GB, 5.1 GB, 6.4 GB, 10.2 GB and 12.7 GB, Ultra ATA interface, MR heads, buffer-to-host data transfer rates of up to 33 MB per second, internal data rates up to 187 MB per second, average seek times of 9.5 ms, and a rotational speed of 5,400 RPM.

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

         Quantum Atlas(TM) 10K. Announced in October 1998, the Atlas 10K is expected to begin mass production in the second quarter of calendar year 1999. The Atlas 10K family is among the first to offer 36.4 GB capacity in a half-height, 3.5-inch form factor, as well as 18.2 GB and
         9.1 GB capacities in a low-profile, 1-inch-high footprint. The drive features the Shock Protection System and advanced SCSI interface - Ultra 160/m SCSI interface supports up to 160 MB per second and is fully compatible with the Ultra2 and Ultra SCSI systems. Additional features include the leading-edge Fibre Channel option interface, full duplex, command on second port, 200 MB/sec peak bus throughout, Class 3 and FC-AL2 compliant, third party XOR and 4 MB buffer, internal data rates up to 315 MB per second, average seek time of 5 ms, and a rotational speed of 10,000 RPM.

         Quantum Atlas IV. Announced in October 1998, the Atlas IV is expected to begin mass production in late first quarter of calendar year 1999. The Atlas IV drive family is also among the first to offer 36.4GB capacity in a half-height, 3.5-inch form factor, as well as 18.2 GB and
         9.1 GB capacities in a low-profile, 1-inch-high footprint. Atlas IV supports the Ultra160/m SCSI interface, Ultra2 and Ultra SCSI systems. Additional features include the Shock Protection System, buffer-to-host data transfer rates of up to 160 MB per second, internal data rates up to 257 MB per second, average seek time of 6.9 ms, 21 MB/sec maximum sustained data throughput, and a rotational speed of 7,200 RPM.

         Quantum Atlas III. The Atlas III multimode 3.5-inch hard disk drive is available in capacities of 9.1 GB and 18.2 GB. It supports both the high-speed Ultra2 SCSI LVD interface and the Ultra SCSI interface. The Atlas III features broad interface availability with new Ultra-2 LVD SCSI-3, Ultra single-ended SCSI-3 and Fibre Channel Arbitrated Loop (FC-AL). The drive's performance includes burst data transfer rates of up to 80 MB per second, internal data rates up to 180 MB per second, average seek time of 7.8 ms, and a rotational speed of 7200 RPM.


The Company is currently concentrating its product research and development efforts on broadening its existing tape, tape automation, and disk drive product lines through the introduction of new products. These development efforts span the Company's business and focus on the development of new tape drives, autoloaders and libraries, desktop and high-end hard disk drives, including disk drives designed for consumer electronics applications, and other storage solutions. A key initiative involves Super DLTtape technology, which includes four new tape drive technologies that the Company plans to develop into a major extension of its DLTtape architecture. The Company expects to deliver its first tape storage product based on the Super DLTtape technology in the second half of calendar year 1999.

Strategic Developments

Dissolution of MKQC. On October 28, 1998, the Company and MKE agreed to dissolve MKE-Quantum Components LLC ("MKQC") because MKQC had not been able to produce MR recording heads on a cost-effective basis. MKQC was formed on May 16, 1997, when the Company sold a 51% majority interest in its recording heads operations to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"). In connection with the dissolution, MKE has taken control and ownership of MKQC's manufacturing operations in Batam, Indonesia; MKQC's domestic operations have substantially ceased as of December 27, 1998; and its domestic assets are in liquidation. The Company recorded a $101 million loss from investee which includes a write-off of Quantum's investment in MKQC; a write-down of Quantum's interest in facilities in Louisville, Colorado, and Shrewsbury, Massachusetts that were occupied by MKQC; warranty costs resulting from MR recording heads manufactured by MKQC; and Quantum's 49% pro rata share in funding MKQC's repayment of its obligations, primarily bank debt, accounts payable, and other liabilities.

Quantum and TiVo Inc. - Strategic Cooperation. In December 1998, the Company announced a strategic alliance with TiVo, Inc., a company which has created personalized television through the combination of an innovative new television service and patented consumer electronics technology that enables viewers to control what, when and how they watch TV. Under the terms of the agreement, the Company will provide the Quantum QuickView(TM) hard drive technology for integration into the TiVo receiver, an in-home center for the TiVo personalized television service. Quantum QuickView hard drive technology was optimized for the TiVo center to enable time-shifting capability and provide instant access to content. The technology allows viewers to pause, rewind, slow-motion and instant replay any live TV broadcast as well as automatically time-shift their favorite TV shows for viewing anytime. Availability of the TiVo service is expected to begin in early calendar year 1999.


Results of Operations

Sales. Sales for the three and nine months ended December 27, 1998 were $1.326 billion and $3.593 billion, respectively, compared to $1.520 billion and $4.520 billion, respectively, for the corresponding periods in fiscal year 1998. The decrease in sales reflected lower revenues from sales of desktop and high-end hard disk drives, partially offset by an increase in DLTtape media revenues and the acquisition of ATL and consolidation of ATL's sales effective September 28, 1998. The three month comparative period reflected record sales of DLTtape drives, automation products and media royalty revenues as the Company continued to experience favorable market conditions for DLT brand products, despite the decline in overall revenues for the period. The decline in desktop hard disk drive revenues for the three and nine month comparative periods reflected a decline in shipments and average unit prices. However, a strong PC market in the third quarter of fiscal year 1999 resulted in some easing of the intense competitive pricing pressures of prior quarters. Although high-end hard disk drive shipments increased in the three and nine month comparative periods of fiscal year 1999, increased competitive pricing pressures, especially in the third quarter of fiscal year 1999, resulted in reduced average unit prices and lower high-end hard disk drive revenue.

Sales to the Company's top five customers for the three and nine months ended December 27, 1998 represented 40% and 43% of sales, respectively, compared to 44% and 45% of sales, respectively, for the corresponding periods in fiscal year 1998 (these amounts reflect a retroactive combination of the sales to Compaq Computer, Inc. and Digital Equipment Corporation as a result of their merger in June 1998). Sales to Compaq Computer, Inc. were 14% and 15% of sales for the three and nine months ended December 27, 1998, respectively, compared to 15% and 18% of sales, respectively, for the corresponding periods in fiscal year 1998 (including sales made to Digital Equipment Corporation). Sales to Hewlett-Packard were 12% and 14% of sales, respectively, for the three and nine months ended December 27, 1998, compared to 13% and 12% of sales, respectively, for the corresponding periods in fiscal year 1998.

The OEM and distribution channel sales were 62% and 34% of sales for the quarter ended December 27, 1998, respectively, compared to 63% and 37% of sales for the quarter ended December 28, 1997. For the first nine months of fiscal year 1999, OEM and distribution channel sales were 64% and 34% of sales, respectively, compared to 62% and 38% of sales for the corresponding periods of fiscal year 1998. The remaining sales in fiscal year 1999 represented media royalty revenues and sales to value added resellers.


Gross Margin Rate. The gross margin rate for the quarter ended December 27, 1998 increased to 18.0% from 8.9% in the quarter ended December 28, 1997. The gross margin rate for the first nine months of fiscal year 1999 was 16.6%, compared to 12.9% in the corresponding period in fiscal year 1998.

The gross margin rate for the third quarter and first nine months of fiscal year 1998 reflected the impact of a $103 million special charge taken in the third quarter related to the transition to a new generation of high-end disk drive products, and consisted primarily of inventory write-offs and adjustments, and losses related to firm inventory purchase commitments. The gross margin excluding the impact of the charge was 15.7% and 18.0% in the three and nine month periods ended December 28, 1997.

Excluding the impact of the special charge in the three and nine month comparative periods, the increase in the gross margin rate for the fiscal third quarter of 1999 reflected increased revenues of DLTtape drives, automation products and DLTtape media royalties which have significantly higher margins compared to the Company's other products. The decline in the gross margin rate for the nine month comparative period reflected the decline in prices and gross margins earned on desktop hard disk drives, partially offset by increased media royalties and the proportion of revenue coming from the sale of higher margin DLTtape drive and automation products, although at generally lower margin rates compared to the prior year period. The decline in desktop hard disk drive margins for the nine month comparative period reflected intense competition and aggressive pricing, especially in the first two quarters of fiscal year 1999, in part, reflecting the growth of the value PC market. For the fourth quarter of fiscal year 1999, the Company expects to experience continued gross margin pressure with respect to its desktop and high-end hard disk drive products.

Research and Development Expenses. Research and development expenses in the three and nine months ended December 27, 1998, were $88 million, or 6.6% of sales, and $255 million, or 7.1% of sales, respectively, compared to $88 million, or 5.8% of sales, and $237 million, or 5.2% of sales, respectively, in the corresponding periods in fiscal year 1998. The increase in research and development expenses as a percentage of sales reflected decreased sales, while the increase in research and development expenses for the first nine months of fiscal year 1999 reflected higher research and development expenses related to new hard disk drive products, as well as research and development expenses related to new information storage products and technologies, including the Super DLTtape drive and optical storage technology. The amount of research and development expenses is expected to increase in the fourth quarter of fiscal year 1999 as compared to the third quarter of fiscal year 1999.


Sales and Marketing Expenses. Sales and marketing expenses in the three and nine months ended December 27, 1998, were $51 million, or 3.9% of sales, and $135 million, or 3.8% of sales, respectively, compared to $45 million, or 3.0% of sales, and $129 million, or 2.9% of sales, respectively, in the corresponding periods of fiscal year 1998. The increase in sales and marketing expenses reflected the consolidation of ATL's expenses and an increase in marketing and advertising costs associated with DLTtape products. The amount of sales and marketing expenses is expected to increase in the fourth quarter of fiscal year 1999 as compared to the third quarter of fiscal year 1999.


General and Administrative Expenses. General and administrative expenses in the three and nine months ended December 27, 1998, were $22 million, or 1.7% of sales, and $61 million, or 1.7% of sales, respectively, compared to $23 million, or 1.5% of sales, and $75 million, or 1.7% of sales, respectively, in the corresponding periods of fiscal year 1998. The decrease in general and administrative expenses reflected the impact of cost control efforts, including reduced bonus expenses, in response to the lower level of earnings and sales.


Purchased In-process Research and Development. Purchased in-process research and development costs pursuant to the acquisition of ATL were expensed in the quarter ending December 27, 1998. Based on a preliminary valuation, the Company has estimated these costs at $89 million. For additional information regarding the ATL acquisition and the costs allocated to in-process research and development, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.


Interest and Other Income/Expense. Net interest and other income and expense in the three and nine months ended December 27, 1998 was $1.8 million and $0.2 million net expense, respectively, compared to $0.3 million and $0.5 million net income, respectively, in the corresponding periods of fiscal year 1998.


Loss From Investee. On October 28, 1998, the Company and MKE agreed to dissolve MKQC. In connection with the dissolution, the Company recorded a $101 million loss in the period ended

December 27, 1998 which included a write-off of Quantum's investment in MKQC; a write-down of Quantum's interest in facilities in Louisville, Colorado, and Shrewsbury, Massachusetts that were occupied by MKQC; warranty costs resulting from MR recording heads manufactured by MKQC; and Quantum's 49% pro rata share in funding MKQC's repayment of its obligations, primarily bank debt, accounts payable, and other liabilities. Refer to Note 7 of the Notes to Consolidated Condensed Financial Statements for additional discussion of the dissolution of MKQC.


Income Taxes. No tax benefit was recognizable for the charge for purchased in-process research and development. The Company recorded a provision for income taxes at an effective rate of 33% of pretax earnings before the charge for the nine months ended December 27, 1998 as compared to 26% for the corresponding period in fiscal year 1998. The higher effective tax rate for the nine months ended December 27, 1998 was primarily attributable to a decreased percentage of foreign earnings taxed at less than the U.S. rate and nondeductible goodwill amortization.


Year 2000

A year 2000 computer issue is raised by the possibility that unless modifications are made, by midnight on December 31, 1999, computer systems may not be able to distinguish the year 2000 from the year 1900. There are two other date-related issues which may contribute to the year 2000 problem: i) certain systems have associated special values with date fields (i.e., 9/9/99), and ii) these same systems may fail to recognize that year 2000 is a leap year. The pervasive use and dependency on computer technology in all facets of modern commerce means that the inherent risks to companies, including Quantum, from year 2000 issues is potentially quite vast. For example, risks are associated with potential disruptions or failures within Quantum (i.e., Quantum's products and operations), within Quantum's suppliers, customers and service providers (i.e., their products and operations), and so on. Because the year 2000 issue can impact Quantum indirectly through its suppliers, service providers and customers, an assessment and prediction of the impact of the year 2000 issue on the Company is difficult.

The Company is in the process of implementing plans to address year 2000 issues both within and outside of Quantum. In addressing the year 2000 issues and risks, the Company has focused, and will continue to focus, its efforts on the Company's enterprise-wide and departmental operations, products, critical suppliers (including service providers), and key customers. Within Quantum, these efforts are intended to encompass all major categories of computer systems and operating equipment in use by the Company, including those utilized in manufacturing, research and development, sales, finance, and human resources. To ensure year 2000 compliance for all of Quantum's systems, the Company has adopted a resolution approach based on the U.S. General Accounting Office Year 2000 Assessment Guide. The approach utilizes a multi-phased model, with major phases consisting of the following: inventory, assessment, resolution, testing, and certification. Briefly described, the inventory phase is the process where all hardware, software, equipment, infrastructure, and desktop tools and applications are listed and reviewed for criticality and risk. Thereafter, it is determined in the assessment phase whether to convert, replace, or eliminate the impacted system or application. A formal plan is developed and carried out in the resolution phase. Under stringent procedures in the testing phase, the system or application is validated on its functionality to perform seamlessly in the year 2000. All test results are documented and verified in the certification phase.

Within each of the major categories of computer systems and operating equipment, the Company prioritizes its year 2000 issues and risks on three levels: critical, key, or active. The critical level proposes short-term failure to have a severe impact on business operations, resulting in significant downtime or a manual effort to perform the required functions. Without this system or application, the business could not function. Key level applications or systems, although required by the Company, are not mandatory for business survival. The failure of key level applications is not expected to cause significant disruption to the Company's operations. The work can be deferred or manual back-up procedures will be devised to handle the interim needs. Active level applications, although currently in use, are not required for the Company's normal operations. Their failure is not expected to result in any disruption to the business.

Quantum has made significant progress in its preparedness for year 2000. The inventory phase is 85% complete for all levels, with an expected completion date of mid February 1999. The Company is acting to remedy issues as they are revealed while it simultaneously completes its assessment of year 2000 risks. Quantum currently anticipates that it will have assessed and remedied all critical areas of its own operations by the end of February 1999, and that it will be prepared to internally certify readiness of these critical areas by the end of March 1999. Assessment, resolution, testing, and certification of critical third parties is expected to be completed by the end of March 1999. Quantum also plans to develop contingency plans based, in part, on the assessment results.

The Company's estimated timetable for assessment, resolution, testing, and certification of critical level-year 2000 issues is summarized in the following table:

------------------- ---------------------- ------------------------ ---------------------- ---------------------------
                         Assessment              Resolution         Testing                      Certification
------------------- ---------------------- ------------------------ ---------------------- ---------------------------
Information          85 % Complete          75% Complete            5% Complete             0% Complete
Technology
                     Expected               Expected completion     Expected completion     Expected completion
                     completion date,       date, February 28,      date, March 31, 1999    date, March 31, 1999
                     February 28, 1999      1999
------------------- ---------------------- ------------------------ ---------------------- ---------------------------

------------------- ---------------------- ------------------------ ---------------------- ---------------------------
Operating
Equipment with       90%  Complete          75% Complete             50%  Complete          0%   Complete
Embedded Chips or
Software             Expected completion    Expected completion      Expected completion    Expected completion
                     date, February 28,     date, February 28,       date, March 31, 1999   date, March 31, 1999
                     1999                   1999

------------------- ---------------------- ------------------------ ---------------------- ---------------------------

------------------- ---------------------- ------------------------ ---------------------- ---------------------------

Products             100%  Complete         100%  Complete           100%  Complete         100% Complete

------------------- ---------------------- ------------------------ ---------------------- ---------------------------

------------------- ---------------------- ------------------------ ---------------------- ---------------------------

3rd Party            90% Complete for       40% Complete for         20% Complete for       0% Complete for system
                     system interface;      system interface.        system interface.      interface
                     80% Complete for
                     all other material     Develop contingency      Expected completion    Expected completion date
                     exposures              plans as appropriate,    date for system        for system interface
                                            March 31, 1999           interface work,        work, March 31, 1999
                     Expected completion                             March 31, 1999
                     date for surveying                                                     Implement contingency
                     all third parties,                                                     plans or other
                     February 28, 1999                                                      alternatives as
                                                                                            necessary, March 31, 1999

------------------- ---------------------- ------------------------ ---------------------- ---------------------------

The Company's failure to complete critical readiness assessments, critical corrective actions or implement viable contingency plans in a timely matter could have a material, adverse effect on the Company's business, financial condition and results of operations.

As indicated above, the Company's risk assessment includes understanding the year 2000 readiness of its suppliers. The Company's risk assessment process associated with suppliers includes soliciting and analyzing responses to questionnaires distributed to these suppliers, as well as onsite interviews with certain critical suppliers. The Company has received 100% of responses from an initial survey sent to suppliers, and has received 100% of responses from a second follow-up survey sent to those identified as critical suppliers. Certain critical suppliers will receive an on-site visit by Quantum, to commence in February 1999, and to be completed by March 1999.

The Company's manufacturing partner, MKE and its year 2000 readiness are of particular importance. MKE has implemented a year 2000 compliance project plan in April 1998, similar in content and structure to that employed by Quantum. MKE is expected to have all of its critical processes, applications and hardware tested and year 2000 compliant and certified by the end of March 1999. All key and active processes, applications and hardware are expected to be year 2000 compliant and certified by the end of June 1999. Regular meetings are held between Quantum and

MKE to verify that MKE is, and will remain, on schedule. Additionally, the Company will perform limited on-site evaluations of MKE operations in Japan, Singapore, and Ireland during February and March 1999. Quantum's reliance on MKE and other critical suppliers, and therefore, on the proper functioning of their information systems and software, means that any failure by these critical suppliers to address year 2000 issues could have a material adverse impact on the Company's business, financial condition and results of operations. Based on the level of risk assessed of critical suppliers, the Company may develop contingency plans, including the possibility of a planned increase in inventory or other measures.

The Company is also working closely with key customers to evaluate their readiness for year 2000 and expects to perform site visits if deemed necessary. The ability of customers to deal with year 2000 issues may affect their operations and their ability to order and pay for products. Based on the level of risk assessed, the Company may develop contingency plans to address possible changes in customer order patterns.

Quantum believes that its most reasonably likely worst case scenario would be attributed to third party factors, rather than its internal systems and applications. For example, since the Company deals heavily with third parties to manufacture and transport products and services, a failure of third party systems could result in a disruption of service, which could result in delays in shipments of the Company's products. For internal systems, the Company is developing workarounds, which may involve providing manual or other automated systems in lieu of normal procedures.

Although the year 2000 issue is resident in both software and hardware, it is created by those system components that effect or calculate time and date. The disk drive and tape sub-system does not retain software that has date and time information but only as generated by the system clock or software application. Quantum products are inherently year 2000 compliant; the family of disk drives, whether for desktop, workstation and systems, or solid state disks has no internal date clocks, and therefore is not impacted by the year 2000 problem. Quantum's DLT tape drives use a four-character string to describe the year in the internal buffer and will not be affected by the year 2000 change.
Additionally, no modifications need to be made to any disk or tape drive's internal firmware to accommodate the transition to the year 2000. The Company considers a disk drive or tape product to be year 2000 compliant when used in accordance with Quantum's product information and will not generate an error in data related to the year change from December 31, 1999 to January 1, 2000. Furthermore, year 2000 compliant products will correctly handle leap years, including leap years beginning January 1, 2000 and thereafter. However, the assessment of whether a complete computer system operates correctly depends on factors such as the operating system, BIOS, software and components, which are provided by companies other than Quantum.

Costs incurred to date in addressing the year 2000 issue were approximately $6.25 million at December 27, 1998. Based on assessment and resolution projects underway, the Company currently expects that the total cost of addressing the year 2000 issue, including both incremental spending and redeployed resources, will not exceed $15 million. A majority of the cost is expected to relate to the redeployed resources. However, as the year 2000 efforts continue, Quantum may use third-party vendors, auditors, and/or service providers as necessary to assure that program milestones are successfully met. The expected costs related to the year 2000 effort in fiscal year 1999 represent approximately 10% of the total information technology budget for the fiscal year. No significant system projects have been deferred due to the year 2000 program. As the Company's risk assessment and correction activities continue, these costs may change. In addition, the Company's total cost estimate does not include potential costs related to any customer or other claims resulting from the Company's failure to adequately correct year 2000 issues.

Based on assessment and remediation completed to date, the Company does not expect any significant disruption to its operations or operating results as a result of year 2000 issues. The Company is taking all steps it believes are appropriate to identify and resolve any year 2000 issues; however, it is uncertain to what extent the Company may be affected by such matters. There can be no assurance that the Company will be able to assess, identify and correct year 2000 issues in a timely or successful manner. In addition, there can be no assurance that the failure to ensure year 2000 capability by suppliers, service providers, customers, or other third parties would not have a material adverse affect on the Company's financial condition or results of operations.

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


Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $707 million at December 27, 1998, compared to $714 million at March 31, 1998. The major uses of cash were the purchase of $305 million of treasury stock, as discussed below, and investment in property and equipment. Offsetting this use of cash was cash provided by operating activities, primarily sales, the collection of accounts receivable, and the reduction in inventories.

In September 1998, the Company issued 16.9 million shares to the shareholders of ATL to complete the acquisition of ATL as a wholly owned subsidiary of the Company. In part, the Company reissued treasury stock to complete the acquisition. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $63 million reduction to retained earnings in the quarter ended December 27, 1998. For additional information regarding the ATL acquisition, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

In October 1998, the Company repurchased 2.8 million shares of its common stock which completed the share repurchase of a total of 15.5 million shares during the nine months ended December 27, 1998 at a cost of $305 million as authorized by the Board of Directors. The intent of the repurchase was to minimize the dilutive impact of the shares issued to complete the acquisition of ATL.

In December 1998, the Company entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is coterminous with the Company's $500 million revolving credit line, expiring in June 2000. At the option of ATL, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio of the Company, or a base rate, with option periods of one to six months. At December 27, 1998, $25 million was outstanding on ATL's revolving credit line.

In June 1997, the Company entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. At September 27, 1998, there was no outstanding balance drawn on this line.

In September 1996, the Company entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years, with monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term.

Based on the adverse conditions in the hard disk drive market in fiscal year 1999, the Company has reduced capital spending and expects to spend less than $130 million for capital equipment, expansion of the Company's facilities, and leasehold improvements in the fiscal year. These capital expenditures will support the disk drive and tape drive businesses, research and development, and general corporate operations. Refer to the Future Capital Needs section of the Trends and Uncertainties section for additional discussion of capital.

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

Intensely Competitive Industry. To compete within the information storage industry, Quantum frequently introduces new products and transitions to newer versions of existing products. Product introductions and transitions are significant to the operating results of Quantum, and if they are not successful, the Company is materially adversely affected. The hard disk drive market, in particular, also tends to experience periods of excess product inventory and intense price competition. If price competition intensifies, the Company may be forced to lower prices more than expected and transition products sooner than expected, which can materially adversely affect the Company. For example, in the first nine months of fiscal year 1999 and the second half of fiscal year 1998, periods of excess inventory in the desktop hard disk drive market, aggressive pricing and corresponding margin reduction adversely impacted the Company's operating results during these periods, although with less of an adverse impact in the third quarter of fiscal year 1999. The Company experienced similar conditions in the high-end of the hard disk drive market during most of fiscal year 1998 and in the first nine months of fiscal year 1999, although with less of an adverse impact in the first nine months of fiscal year 1999. As a result of these conditions, the Company had diminished profitability, at near breakeven, in the first quarter of fiscal year 1999 and fourth quarter of fiscal year 1998. Furthermore, losses in the third quarter of fiscal year 1998 were largely attributable to a $103 million special charge primarily for high-end hard disk drive inventory write-offs and firm inventory purchase commitments. If competition and pricing further intensifies, the Company's operating results could be further adversely affected.

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

      Specialty Storage Products. In the market for tape storage products, the Company competes with other companies that have tape storage product offerings and alternative formats, including Exabyte, Hewlett-Packard, Sony, and Storage Technology. In addition, Hewlett-Packard, IBM, and Seagate formed a consortium to develop two tape drive products, one of which targets high-capacity data storage. The Company targets and has the market leadership position in the storage product market that provides mission-critical backup systems, archiving, and disaster recovery for mid-range servers. The Company has achieved market leadership and competes in this segment based on the reliability, data integrity, performance, capacity, and scalability of its tape and automation storage products. Although the Company has experienced excellent market acceptance and conditions for its tape storage products, the market would become more competitive if other companies individually or collaboratively broaden their product lines in this market. As a result, the Company could experience increased price and performance competition. If price or performance competition increases, the Company could be required to lower prices, resulting in decreased margins that could materially adversely affect the Company's operating results.

      Hard Disk Drive Products. In the market for desktop products, Quantum competes primarily with Fujitsu, IBM, Maxtor, Samsung, Seagate, and Western Digital. Quantum and its competitors have developed and continue to develop a number of products targeted at particular segments of this market, such as business users and home PC buyers, and factors such as time-to-market, cost, product performance, quality, and reliability have a significant effect on the success of any particular product. The desktop market is characterized by more competitiveness and shorter product life cycles than the information storage industry in general. This competitiveness, which intensified in the second half of fiscal year 1998 and continued in the first nine months of fiscal year 1999, resulted in significantly reduced gross profit margins on desktop disk drive products during these periods.

      The Company faces competition in the high-end hard disk drive market primarily from Fujitsu, Hitachi, IBM, and Seagate. Seagate and IBM have the largest share of the market for high-end hard disk drives. Although the same competitive factors identified above as being generally applicable to the overall disk drive industry apply to high-end disk drives, the Company believes that performance, quality, and reliability are even more important to the users of high-end products than to users in the desktop market. However, this does not lessen the intensely competitive nature of the high-end of the hard disk drive market. For example, intense competition has lead to the trend of losses on the Company's high-end hard disk drive products over the past six quarters, although with decreased losses in the first nine months of fiscal year 1999. The Company does not anticipate that the high-end disk drive products will return to profitability prior to shipping next generation products and there can be no assurance as to the profitability of next generation products. The Company's operating results in the high-capacity market during the foreseeable future is dependent on the successful development, timely introduction, market acceptance, and product transition of key new products, as to which there can be no positive assurance.


Declining Desktop Hard Disk Drive Prices. As discussed above, intense competition has resulted in aggressive pricing in the desktop hard disk drive market. The intense competition, when combined with the growth of the low-cost PC market, often referred to as the "sub $1,000" PC market, has led to a shift in the storage market toward lower priced desktop hard disk drives. To be successful as a hard disk drive supplier in general as well as to the low-cost PC market, cost structure, including corporate infrastructure, materials, distribution and warranty costs must be appropriately aligned to the product performance and price required to compete in this market. The Company is currently implementing plans to bring the cost structure of desktop hard disk drives into alignment with prices; however, there can be no assurance that the Company's plans will be successful or implemented timely. Continued growth of the low cost market as a portion of the overall hard disk drive market could result in increasingly adverse pricing having an increasingly adverse impact on the Company's results of operations. The Company will continue to evaluate its business model for its desktop hard disk products given the challenging environment in this market.


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

For example, magnetoresistive ("MR") recording heads represent an important technology and component related to the performance and competitiveness of the Company's products. In particular, MR recording heads have been important to achieving competitive storage density for the Company's products. The anticipated next generation of MR recording heads is referred to as "Giant" MR ("GMR") recording heads. In calendar year 1999, the Company expects industry-wide competition in products incorporating GMR technology to have an impact on technology leadership and competitiveness. In this regard, the alliance between IBM and Western Digital that includes a purchasing agreement and technology licensing involving GMR recording heads has increased the competition in products incorporating GMR technology. The Company can make no assurance regarding its ability to incorporate GMR recording heads into its products and, if successful, the competitiveness of the Company's products.

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

In the mid-range tape drive market, the Company has experienced less rapid technological change, as well as less technology and performance based competition compared with the hard disk drive market. This has resulted in favorable gross margins on sales of the Company's DLTtape brand products. Higher margins on DLTtape products, as compared with the eroded gross margins on hard disk drives, have resulted in tape drive and related media products becoming the primary source of the Company's operating income in the first nine months of fiscal year 1999 and the second half of fiscal year 1998. Given the favorable tape drive market conditions that the Company has experienced, competitors are aggressively trying to make technological advances and take other steps in order to more successfully compete with the Company's DLTtape products. Successful competitor product offerings that target the market in which the Company's DLTtape products compete could have a material adverse effect on the Company. In addition, in the event that the Company is not able to maintain DLTtape technology competitiveness based on its performance, quality, reliability and scalability, or otherwise not meet the requirements of the market, it could lose market share and experience declining sales and gross margins, which would have a material adverse effect on the Company.

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

As part of the Company's strategy to remain technologically competitive, the Company has invested in technologies, such as in optical technology through its strategic alliance with and investment in TeraStor. In addition, the Company is developing technologies for consumer electronics applications, including the strategic alliance with TiVo, Inc., as discussed in the Strategic Developments section. There can be no assurance that the technologies, companies, and ventures in which the Company has invested will be profitable in the information storage industry. Adverse technological or operating outcomes could result in impairment and write-down of associated investments that could have a material adverse effect on the Company.

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

Sales of the Company's desktop and tape products, which together comprise a majority of its overall sales, were concentrated with several key customers in the first nine months of fiscal year 1999 and in fiscal year 1998. Sales to the Company's top five customers in the nine months ended December 27, 1998 represented 43% of sales, compared to 45% of sales in the corresponding period in fiscal year 1998 (percentage of sales reflects a retroactive combination of the sales to Compaq Computer, Inc. and Digital Equipment Corporation as a result of their merger in June 1998). Because of the rapid and unpredictable changes in market conditions, and the short product life cycles for its customers' products, the Company is unable to predict whether there will be any significant change in demand for any of its customers' products in the future. In the event that any such changes result in decreased demand for the Company's products, whether by loss of or delays in orders, the Company could be materially adversely affected. In addition, the loss of one or more key customers could materially adversely affect the Company.


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

Sales of DLTtape drives and media have tended to be more stable and were a significant component of sales for the Company. In addition, the Company has experienced longer product cycles for its tape drives and tape drive-related products compared with the short product cycles of disk drive products. However, there can be no assurance that this trend will continue. Beginning in the third quarter of fiscal year 1998, sales of tape drives and media achieved gross margins that significantly exceeded gross margins from the sale of the Company's hard drive products. In this regard the Company expects sales of DLTtape and automation products, which represented 28% of sales in the third quarter of fiscal year 1999 and 21% of sales in fiscal year 1998, and a majority of operating profits in both periods, will continue to represent a major portion of the Company's operating profits in the future. The Company expects the rate of sales growth to lessen in fiscal year 1999 compared with the rate of growth achieved in fiscal year 1998. However, there can be no assurance that any growth expectations will be achieved or that current market conditions will continue.

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


Trends and Uncertainties More Specific to Quantum

Certain trends and uncertainties relate more specifically to Quantum and are not necessarily indicative of the information storage industry as a whole. These trends and uncertainties include intellectual property matters, the acquisition of ATL, the Tandberg manufacturing license and marketing agreement, inventory risk, dependence on MKE for the manufacture of the hard disk drives that Quantum develops and markets, the dissolution of MKQC, risks from conversion to a single European currency, dependence on suppliers, component shortages, future capital needs, warranty costs, foreign manufacturing and sales, foreign exchange contracts, and price volatility of Quantum's common stock. For information regarding litigation, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.


Intellectual Property Matters. From time to time, the Company is approached by companies and individuals alleging Quantum's infringement of and need for a license under patented or proprietary technology that Quantum assertedly uses. On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. On Quantum's motion, the suit has been moved to the Northern District of California. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that the Company has infringed. The Company has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not yet had time to make a complete study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed these or other patents owned by Papst. The final results of this litigation, as with any litigation, are uncertain. If required, there can be no assurance that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained on commercially reasonable terms if at all. Adverse resolution of the Papst litigation or any other intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the costs of engaging in the Papst litigation or other intellectual property litigation could be substantial, regardless of the outcome.


Acquisition of ATL. As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, on September 28, 1998 the Company completed the acquisition of ATL. In connection with the acquisition, the Company expensed the amount of the purchase price allocated to in-process research and development, which based on a preliminary valuation, the Company has estimated at $89 million. Recent actions and comments from the Securities and Exchange Commission have indicated they are reviewing the current valuation methodology of purchased in-process research and development related to business combinations. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. The Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to retroactively apply new guidance and reduce the amount of purchased in-process research and development previously expensed by the Company. This could result in the restatement of previously filed financial statements of the Company and could have a material adverse impact on financial results for periods subsequent to the acquisition.

In addition, the acquisition of ATL by the Company entails a number of risks. The success of Quantum and ATL is dependent, in part, on the retention and integration of key management, technical, marketing, sales and customer support personnel of ATL, in particular its President and Chief Executive Officer, Kevin
C. Daly, Ph.D. However, there can be no assurance that key personnel will remain with Quantum for any specified period. Quantum's success with the acquisition also depends in large part upon its ability to attract, retain and motivate highly skilled employees. Competition for such employees, particularly development engineers and experienced senior management, is intense, and there can be no assurance that Quantum will be able to continue to attract and retain sufficient numbers of such highly skilled employees. Quantum's inability to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

The success of Quantum and ATL is also dependent, in part, on the retention of key customers of both Quantum and ATL. A number of ATL's competitors are Quantum's customers and therefore the acquisition may increase the Company's competition with its customers. Although Quantum already competes with a number of its key customers, increased competition could result in customers shifting storage strategies and purchases away from Quantum products. A loss of a key customer could have a material adverse effect on the Company's financial condition and results of operations.


Tandberg Manufacturing License and Marketing Agreement. In September 1998, Quantum and Tandberg entered into a manufacturing license and marketing agreement through which Tandberg can become an independent second source for DLTtape drives, including products under development based on Quantum's Super DLTtape technology as well as current DLTtape technology. Tandberg expects to implement full DLTtape manufacturing operations by the second half of calendar year 1999. As part of the agreement, Tandberg intends to market a full spectrum of DLTtape products, including drives, media, and libraries. With Tandberg's strong name recognition and established distribution channels in the European market, Tandberg is expected to be a synergistic partner. Tandberg will need Quantum's assistance to ramp-up its production of DLTtape drives. There are a number of risks associated with this agreement, including that Tandberg may not be successful or timely in ramping-up its production of DLTtape drives for technical, operational, cost or other reasons; if the Quantum/Tandberg alliance is unsuccessful, more broadly licensed competitive products may be able to gain market share in the mid-range tape market; manufacturing capacity added by Tandberg could lead to over supply and price declines if demand in the mid-range tape storage market begins to slow down. There can be no assurance that the agreement will be successful, synergistic, or will not have an adverse impact on the Company's financial position and results of operations.


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


Dependence on MKE Relationship. Quantum is dependent on MKE for the manufacture of all of its hard disk drive products. Approximately 75% and 79% of the Company's sales in the first nine months of fiscal year 1999 and in fiscal year 1998, respectively, were derived from products manufactured by MKE. The Company's relationship with MKE is therefore critical to the Company's business and financial performance.

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


Dissolution of MKQC. Since the acquisition of MR recording heads technology in fiscal year 1995 as part of the purchase of certain businesses of the Storage Business Unit of Digital Equipment Corporation, Quantum has made significant efforts to advance the development of its MR recording heads capability. On October 28, 1998, the Company and MKE agreed to dissolve MKE-Quantum Components LLC ("MKQC"). MKQC was formed on May 16, 1997, when the Company sold a 51% majority interest in its recording heads operations to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE").

Although the Company does not expect to be further adversely impacted by the dissolution of MKQC, the $101 million loss from investee that the Company recorded in the third quarter of fiscal year 1999 is based, in part, on the Company's estimated cash outflow required to liquidate MKQC and there are inherent uncertainties involved in such estimates. For example, if the assets of MKQC are sold for amounts that are less than estimated by MKQC or if buyers cannot be found, MKQC would require additional funding to repay its bank debt, accounts payable and other liabilities, and the Company would be expected to fund cash shortfalls on a 49% pro rata basis. If the Company's cash outflows to complete the dissolution of MKQC are greater than estimated, the Company could be further adversely impacted.


Risks from Conversion to Single European Currency. On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, the Single European Currency ("Euro"). On that day the Euro became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these countries can be conducted both in the former national currency as well as the Euro. Companies operating in or conducting business in these countries need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro. Quantum is still assessing the impact that the introduction and use of the Euro will have on its internal systems. The Company will take corrective actions based on such assessment but does not presently expect that introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities or use of derivative instruments or will result in any material increase in costs to the Company. While Quantum will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or overall trends in results of operations.


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


Future Capital Needs. The information storage industry is capital, research, and development intensive, and the Company will need to maintain adequate financial resources for capital expenditures, working capital and research and development in order to remain competitive in the information storage business. The Company believes that it will be able to fund these capital requirements over the next 12 months. However, if the Company decides to increase its capital expenditures further, or sooner than presently contemplated, or if results of operations do not meet the Company's expectations, the Company could require additional debt or equity financing. There can be no assurance that such additional funds will be available to the Company or will be available on favorable terms. The Company may also require additional capital for other purposes not presently contemplated. If the Company is unable to obtain sufficient capital, it could be required to curtail its capital equipment, research, and development expenditures, which could adversely affect the Company.


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


                                                   QUANTUM CORPORATION
                                                       (Registrant)




Date:  February 9, 1999                By:    /s/ Richard L. Clemmer
                                              ----------------------
                                              Richard L. Clemmer
                                              Executive Vice President, Finance
                                                 and Chief Financial Officer

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS


Exhibit
Number           Exhibit

10.1 SECOND AMENDMENT TO CREDIT AGREEMENT, dated December 18, 1998, among Quantum Corporation, certain financial institutions (collectively, the "Banks"), Canadian Imperial Bank of Commerce, as administrative agent for the Banks, ABN AMRO Bank, N.V., as syndication agent for the Banks and Bank of America National Trust & Savings Association, as documentation agent for the Banks.

10.2             CREDIT AGREEMENT,  dated December 18, 1998, among ATL Products,
                 Inc.,  certain  financial   institutions   (collectively,   the
                 "Banks") and Fleet National Bank as agent for the Banks.

10.3 INDUSTRIAL LEASE, dated July 17, 1998, between The Irvine Company as lessor, and ATL Products, Inc. as lessee.


27.1             Financial Data Schedule

Footnotes to
Exhibits         Footnote
None