Form 10-K405
period 1999-03-31
QUANTUM CORP /DE/
filed 1999-06-15
CIK 709283

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended March 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                         Commission file number 0-12390

                                ----------------

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

                                 (408) 894-4000
              Registrant's telephone number, including area code:

                                ----------------

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

                                ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 23, 1999: $2,662,658,878 based upon the closing price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

   The number of shares outstanding of the Registrant's Common Stock as of May 23, 1999, was 167,351,230.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Business Description

   Quantum operates its business through two separate business groups: the DLT and Storage Systems group and the Hard Disk Drive group. A description of each of these businesses follows.

                  BUSINESS OF THE DLT & STORAGE SYSTEMS GROUP

   The DLT & Storage Systems group designs, develops, manufactures, licenses and markets DLTtape(TM) drives, DLTtape media cartridges and tape libraries which are used to back-up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is the DLT & Storage Systems group's half-inch tape technology that is the de facto industry standard for data back-up in the mid-range network server market, which includes network servers priced between $10,000 and $500,000. The DLT & Storage Systems group's DLTtape media cartridges are manufactured primarily by licensed third party manufacturers.

   Tape back-up is used as an efficient and cost-effective means to make back-up and archive copies of large amounts of data often stored on network servers which are high speed computers that allow many computer users to access shared computer programs and data. Tape drives are devices that read and write data typically stored on a network server's hard disk drive storage system to magnetic tape that is stored on a reel housed within the media cartridges. Tape drives provide relatively slower data access times when compared to hard disk drives but tape drives are able to cost-effectively store larger quantities of data that must be protected but infrequently accessed. Each tape drive reads and writes data on multiple media cartridges to store data in the same way a video cassette recorder is able to replay and record TV programs on multiple video cassette tapes. Tape libraries are systems that allow for the automatic functioning of multiple tape drives and media cartridges within a single storage system.

   According to International Data Corporation, the DLT & Storage Systems group was the worldwide revenue leader for all categories of tape drives used for data storage and back-up in calendar year 1997 and is projected to have been the leader in calendar year 1998. According to Dataquest, DLTtape drives are projected to have accounted for 24% of total tape drive market revenue in calendar year 1998, up from 2% in calendar year 1994. The DLT & Storage Systems group is also a leader in the tape library market for mid-range network servers.

   The DLT & Storage Systems group's acquisition of ATL Products, Inc. in October 1998 allowed the DLT & Storage Systems group to become the first provider of tape libraries that serve the entire tape library data storage market from desktop computers to enterprise class computers. The DLT & Storage Systems group also plans to enter the rapidly emerging market for network attached storage appliances by offering products designed to meet the requirements of workgroup computing environments where multiple computer users access shared data files over a local area network. Network attached storage appliances are storage devices which separately perform the storage function for networks of computers.

   DLTtape drives require compatible DLTtape media cartridges. Historical use of DLTtape drives has shown that each drive uses approximately 15-20 media cartridges per year. Growth in the installed base of DLTtape drives will result in increasing demand for DLTtape media cartridges.

   The installed base of DLTtape drives at the beginning of fiscal year 1999 was approximately 600,000, and grew to over 1 million during the fiscal year. The larger installed base resulted in shipments of approximately 14 million DLTtape media cartridges in fiscal year 1999. The DLT & Storage Systems group expects the installed base to grow at least by the same amount in fiscal year 2000. This expectation is a forward-looking statement and actual results may be affected by the factors discussed in "--Trends and Uncertainties Relating to the DLT & Storage Systems Group." In September 1998, in an effort to continue to expand the installed base of DLTtape drives, the DLT & Storage Systems group also began licensing a third party supplier to manufacture and sell DLTtape drives. The DLT & Storage Systems group will receive a royalty fee on all sales of DLTtape drives by this licensee.

   Historically, the DLT & Storage Systems group derived revenue from the direct sale of both DLTtape drives and DLTtape media cartridges. Beginning in 1998, the DLT & Storage Systems group's licensed third party DLTtape media manufacturers began selling DLTtape media cartridges. The DLT & Storage Systems group receives a royalty fee on all DLTtape media cartridges sold by its licensees which, while resulting in lower revenue than DLTtape media sold directly by the DLT & Storage Systems group, generates comparable income from operations. The DLT & Storage Systems group prefers DLTtape media cartridge sales to occur through its license model because this minimizes the DLT & Storage Systems group's operational risks and expenses and provides a more efficient distribution channel. The DLT & Storage Systems group believes that the large installed base of DLTtape drives and its licensing of DLTtape drives and media cartridges give the DLT & Storage Systems group a unique competitive advantage.

Industry Background

   The importance of stored digital content has moved from a peripheral concern to the central issue in computing. This is a result of several factors including:

  . Growth in Digital Content. Digital content--data, graphics, video and audio--is growing at an exponential rate. This growth has been made possible by new technologies that make it easy and cost-effective to transform, move, access and store mass amounts of digital content. When one gets cash from an ATM machine, starts a personal computer, buys gas with a charge card, goes to the doctor or dentist, makes a hotel or airline reservation or checks a book out of the library--one is either tapping into stored digital content, creating new digital content that has to be stored somewhere, or both.

  . Shift from Mainframe to Networked Server Computing. Within enterprises, there has been a fundamental shift from mainframe to networked server computing that allows many users to share data and applications stored on a single high-speed computer or network of high-speed computers. This shift has resulted in the distribution of mission critical information from the mainframe to network servers. It has also contributed significantly to the volume growth of digital content, and has significantly increased the complexity of managing digital content.

  . Dramatic Growth of Internet. The Internet has grown dramatically from a relatively small research-based network to a worldwide network of networks. The Internet has created greater volumes of stored digital content, given further momentum to the growth of networked servers within businesses, and created the entirely new medium of exchange known as electronic commerce.

   As businesses increasingly depend on stored digital content, it must be secure from human or technical errors, available 24 hours a day, seven days a week, and recoverable after a disaster. Storage system solutions must reliably and efficiently capture, protect, manage, back up and archive stored content.

   Because digital content is growing so rapidly in volume and importance, the demand for storage and back-up capacity is also growing rapidly. International Data Corporation estimates that worldwide storage needs are growing by up to 100% per year. This rapid growth is providing many opportunities for products and services that are integral to total storage solutions, including devices such as tape drives; systems and subsystems such as tape libraries; storage management software; and storage services such as data back-up, disaster recovery, media management.

   Overview of the Tape Storage Market. The rapid growth in mission-critical digital content has created a demand for high reliability, high capacity, high performance data back-up systems. Tape storage is the lowest cost means of storing large quantities of digital content when compared with fixed or removable digital storage devices, because tape allows for larger storage surface areas. Tape storage also offers the lowest price/capacity ratio of any removable storage technology. As a result, tape storage has been used for many years to back up and archive mission critical data stored on hard disk drives and data that is not frequently accessed but is retained for long periods of time.

   Historically, the tape storage market has tracked the evolution of the computer systems market. Tape storage initially served the mainframe back-up and archival market. As the workstation computing market began to grow at the end of the 1980s and into the 1990s, new tape drives were designed to meet the back-up and archival needs of the workstation market. These tape drives included the 4mm and 8mm tape media, which offered the capacities and lower price points required for this market. As the Unix and Windows NT network server markets grew rapidly, the tape market for mid-range network servers emerged. Unix and Windows NT are popular operating systems used for network servers. The mid-range network server market requires tape storage solutions with high capacity, high performance, high reliability and greater scalability. The mid-range network server market is expected to continue to grow as a result of the continued expansion of the Unix and Windows NT network server markets.

   Emerging Storage Industry Trends. During the past ten years, the computer industry has been transformed by the emergence of dominant platforms, networked computing and plug-and-play ease of use. The storage industry is now beginning to experience similar changes as a result of the following:

  . Storage architectures. Enterprise-level storage architectures attempt to solve a very complex problem for an entire enterprise--integrating storage management across diverse, distributed computers, networks and operating systems. These architectures are high-end solutions, designed to meet enterprise-wide transaction processing needs, and may require the installation of an entire proprietary data storage system.

  . Storage area networks. Storage area networks are intended to function at the high-end server level where most enterprise storage is based. Storage area networks are dedicated high-speed networks that expedite the movement of data from one part of the system to another without tying up servers or clogging local area networks.

  . Network attached storage appliances. Network attached storage appliances help overcome difficulties in sharing and protecting data created in workgroup computing environments where multiple users access shared data files over a local area network. They allow users to easily add plug-and-play storage capacity to networks without having to disable the network server, an inconvenient and expensive task. Network attached storage appliances and storage area networks are complementary because they focus on different segments of an organization's total digital content storage needs--workgroup vs. enterprise. The DLT & Storage Systems group expects both approaches to co-exist for the foreseeable future.

  . New storage intelligence. Storage area networks and network attached storage appliances require intelligence at the storage system level, and the performance of both can be substantially improved with intelligence at the device and sub-system levels. System level intelligence allows for plug-and-play installation of storage devices, communication between storage devices, such automated data transfer from disk to tape.

The DLT & Storage Systems Group Solution

   The DLT & Storage Systems group designs and manufactures DLTtape drives, DLTtape media cartridges and tape libraries that address many of the diverse storage needs of workgroups and enterprises. The DLT & Storage Systems group plans to enter the rapidly emerging market for network attached storage appliances with products targeted at workgroup computing environments where multiple users access shared data files over a local area network.

   The DLT & Storage Systems group's DLTtape technology has emerged as the de facto industry standard for data back-up in the mid-range network server market primarily for the following reasons:

  . Higher capacity/cost-effectiveness. More digital information can be stored on DLTtape than 4mm or 8mm tape as a result of the greater media recording area of half-inch tape, patented linear recording pattern and single reel media cartridge design. As a result, DLTtape technology compares favorably on a price-to-capacity basis.

  . Higher performance. The time periods allocated for network servers to back up and archive data are becoming shorter. DLTtape drive's faster data transfer rates address this issue.

  . Higher reliability. The DLT & Storage Systems group believes that DLTtape technology has proven more reliable than 4mm or 8mm tape technology. This high reliability is due in part to the DLTtape drive's patented head guide assembly that reduces tape wear and ensures data tracking accuracy. Specifically, when compared to 4mm and 8mm tape drives, DLTtape drives have much lower tape-to-head friction and no contact between the rollers and the tape media's magnetic coating.

  . Greater scalability. DLTtape products have higher capacity and compatibility to previous generations of DLTtape products, providing a scalable data back-up solution that can cost-effectively grow with an organization's data back-up needs.

   The DLT & Storage Systems group's current storage solutions have the following core strengths:

  . Broad industry acceptance of DLTtape technology. The broad acceptance of DLTtape technology in the mid-range network server market has resulted in DLTtape becoming an industry platform for data protection. The DLT & Storage Systems group maintains close relationships with leading computer equipment manufacturers. The DLT & Storage Systems group believes these computer equipment manufacturers will set the industry standards, drive product volume and continue to advance the market position of DLTtape technology. In addition, many companies, including the DLT & Storage Systems group's customers and competitors, design products based on DLTtape technology including storage sub-systems, network servers and storage management software. The emergence of DLTtape also has enabled the development of an entirely new market segment of mid-range tape libraries. DLTtape products are incorporated into the DLT & Storage Systems group's tape libraries as well as many of the DLT & Storage Systems group's competitor's products. As a result, many companies base significant portions of their business on DLTtape technology.

  . A broad tape library family. The DLT & Storage Systems group's ATL acquisition allowed it to become the first company in the industry to provide tape libraries that serve the entire tape library market from desktop to enterprise wide data storage. The DLT & Storage Systems group's broad line of tape libraries is particularly attractive to computer equipment manufacturers customers who often prefer to deal with a limited number of suppliers.

  . A unique storage system architecture. The DLT & Storage Systems group's
    Prism Library Architecture(TM), on which many of the DLT & Storage Systems group's tape libraries are built, is a unique architecture which enables storage systems to incorporate both tape drives and hard disk drives within the same tape library. This enables tape libraries to take advantage of both the speed of hard disk drives and the cost-effectiveness of tape storage.

  . Efficient storage management capabilities. The DLT & Storage Systems group's WebAdmin(TM), the industry's first Internet browser-based tape library management system, allows system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease.

The DLT & Storage Systems Group Strategy

   The DLT & Storage Systems group's strategy is to leverage its strength and expertise in storage device technology and storage systems into broader industry leadership in storage systems and services. The DLT & Storage Systems group's goal is to develop not only the devices that store digital content, but also the intelligence that adds performance and functionality to storage devices and the systems that support network digital content storage.

   The primary components of the DLT & Storage Systems group's business strategy are:

  . Extend the DLT & Storage Systems group's number one position in the tape drive and media cartridge market. The DLT & Storage Systems group plans to execute this strategy by:

   1) introducing new products such as those based on Super DLTtape(TM) technology, which has the potential to expand the DLT & Storage Systems group's technology leadership in the mid-range tape market. Super DLTtape technology will feature native data transfer rates of 10-40 gigabytes (GB) per second and native capacities of 100-500GB. The DLT & Storage Systems group plans to introduce its first product based on Super DLTtape technology in calendar year 1999.

   2) leveraging its relationships with licensees of its DLTtape drives and DLTtape media cartridges in order to expand the market for these products. The DLT & Storage Systems group's strategy is to expand the market for DLTtape drives, particularly the international market, further increasing demand for compatible DLTtape media cartridges.

   3) increasing the awareness of the need for data back-up. A research study commissioned by the DLT & Storage Systems group found that an estimated 88% of companies participating in the study did not have an effective disaster recovery plan in place. The DLT & Storage Systems group and 20 other companies have jointly launched the "Prove It" campaign to help companies evaluate, improve and implement effective disaster recovery plans.

  . Expand into the network attached storage appliance market. The DLT &
    Storage Systems group plans to introduce network attached storage appliances designed to meet the requirements of workgroup computing where multiple users access shared data files and data over a local area network. The DLT & Storage Systems group is developing a tape-based appliance featuring a fully integrated controller; pre-loaded back-up software; a tape library incorporating standard DLTtape drives and media cartridges; automatic connectivity for remote website management; and plug-and-play installation capability. The DLT & Storage Systems group is also developing a hard disk drive-based appliance featuring a fully integrated controller, file system and hard disk drive(s), and plug-and-play installation capability.

  . Further expand into the enterprise storage market. The DLT & Storage
    Systems group believes that the planned introduction of new products based on Super DLTtape technology, with higher storage capacity, faster data transfer rates, and the added benefits derived from the Prism Library Architecture and WebAdmin, will enable the DLT & Storage Systems group to further expand into the enterprise storage market. The DLT & Storage Systems group believes that the introduction of its enterprise-level P3000 series tape library in the fall of 1998 is the first step towards this expansion.

  . Expand storage services business. Through its acquisition of ATL, the DLT & Storage Systems group believes that it is now in a position to capitalize on the growing market opportunity to provide services for both the management of data and storage systems and the protection of data. The DLT & Storage Systems group believes that customers will increasingly rely on third parties to provide storage management services such as remote monitoring, trouble-shooting and maintenance of storage systems.

Products

   The DLT & Storage Systems group's products include:

  . DLTtape drives. The DLT & Storage Systems group offers three tape drive products--the DLT8000, the DLT7000 and the DLT4000. The DLT8000 provides a combination of 40GB of native capacity (80GB compressed) and a sustained data transfer rate of 6 megabytes (MB) per second (12MB compressed). The DLT7000 provides a combination of 35GB of native capacity (70GB compressed) and a sustained data transfer rate of 5MB per second (10MB compressed). The DLT4000 provides a combination of 20GB of native capacity (40GB compressed) and a sustained data transfer rate of 1.5MB per second (3MB compressed). The DLT & Storage Systems group expects to introduce a next generation DLTtape drive in calendar year 1999.

  . DLTtape media cartridges. The DLTtape family of half-inch tape media cartridges are designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed). The DLT & Storage Systems group's half-inch tape cartridges take advantage of shorter wavelength recording schemes to enable read compatibility with future generations of DLTtape drives such as those based on Super DLTtape technology.

  . Tape libraries. The DLT & Storage Systems group offers a broad line of automated DLTtape libraries that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. The DLT & Storage Systems group's tape libraries range from its tape autoloaders which accommodate a single DLTtape drive and up to 280GB of storage capacity to the P3000 series library which features Prism Library Architecture and can be configured in multiple units to scale up to 11.4 Terabytes of storage capacity.

  . Solid state storage systems. The DLT & Storage Systems group offers two families of solid state storage systems that are available in capacities ranging from 134MB to 3.2GB and have data access times that are up to 15 times faster than magnetic hard disk drives. Solid state storage systems store data on memory chips rather than magnetic disks used in standard hard disk drives. Solid state storage systems function within a computer system as if they were hard disk drives and enable significantly faster data access times.

Customers

   The DLT & Storage Systems group's DLTtape drives have achieved broad market acceptance in the mid-range network server market with leading computer equipment manufacturers such as Compaq, Dell Computer Corporation, Hewlett-Packard Company, IBM, StorageTek and Sun Microsystems, Inc. Customers for the DLT & Storage Systems group's tape libraries include Compaq, Sun Microsystems, Hewlett-Packard, IBM and EMC Corporation. To protect the competitive position of its tape library customers, the DLT & Storage Systems group operates the tape library portion of its business through its wholly owned ATL subsidiary which maintains an arms-length relationship with the DLT & Storage Systems group's DLTtape drive business.

   Because the leading computer equipment manufacturers have a dominant market share for the computer systems into which the DLT & Storage Systems group's products are incorporated, the DLT & Storage Systems group's sales are concentrated with several key customers. Sales to the DLT & Storage Systems group's top five customers in fiscal year 1999 represented 53% of revenue, compared to 63% of revenue in fiscal year 1998. These amounts reflected a retroactive combination of the sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Compaq were 25% of revenue in fiscal year 1999, compared to 36% of revenue in fiscal year 1998, including sales made to Digital Equipment. Sales to Hewlett-Packard were 13% of revenue in fiscal year 1999, compared to 11% of revenue in fiscal year 1998.

Sales and Marketing

   The DLT & Storage Systems group markets its products directly to manufacturers of computer systems and workstations and to distributors, resellers and systems integrators through its worldwide sales force. The DLT & Storage Systems group also sells DLTtape media cartridges through its web site.

   The DLT & Storage Systems group supports international sales and operations by maintaining a European headquarters in Neuchatel, Switzerland; a Japanese headquarters in Tokyo; and additional sales offices in Singapore and throughout the world. The DLT & Storage Systems group's international sales, including sales to foreign subsidiaries of United States companies, were 29% of the DLT & Storage Systems group's total revenue in fiscal year 1999, and 24% and 22% of total revenue in fiscal years 1997 and 1998, respectively.

Strategic Licensing Partners

   Fuji Photo Film Co., Ltd. and Hitachi Maxell, Ltd. have historically been the primary manufacturers of DLTtape media cartridges for the DLT & Storage Systems group. The DLT & Storage Systems group's license agreements with Fuji and Maxell allow those companies to independently sell DLTtape media cartridges for which the DLT & Storage Systems group receives royalty fees. The DLT & Storage Systems group believes these strategic license agreements can expand the market for DLTape technology and provide customers with multiple sources for DLTtape media cartridges.

   In September 1998, the DLT & Storage Systems group entered into a manufacturing license and marketing agreement with Tandberg Data ASA, a European-based data storage company, through which Tandberg can become an independent manufacturer of DLTtape drives, as well as products currently under development based on Super DLTtape technology. Under the terms of the agreement, the DLT & Storage Systems group will receive royalties on all DLTtape drives that Tandberg sells. Tandberg has indicated that it expects to begin manufacturing DLTtape drives in the second half of calendar year 1999. Tandberg has also agreed to market a full spectrum of DLTtape drives, DLTtape media cartridges and tape libraries. With Tandberg's strong name recognition and established distribution channels in the European market, the DLT & Storage Systems group expects Tandberg to strengthen international sales of DLTtape drives, DLT tape media cartridges and tape libraries. The DLT & Storage Systems group also expects Tandberg to provide an alternative source of DLTtape drives for the DLT & Storage Systems group's computer equipment manufacturer customers.

Manufacturing

   The DLT & Storage Systems group manufactures DLTtape drives, autoloaders and solid state storage systems in its Colorado Springs, Colorado facility and tape libraries in its Irvine, California facility. The DLT & Storage Systems group also has a logistics site in Dundalk, Ireland. All of the DLT & Storage Systems group's DLTtape media cartridges are manufactured by third parties--primarily Fuji and Maxell.

Research and Development

   The DLT & Storage Systems group invested approximately $30 million, $63 million and $99 million in research and development in fiscal years 1997, 1998 and 1999, respectively. The DLT & Storage Systems group is focusing its research and development efforts on the development of new DLTtape drives, autoloaders and libraries, solid state storage systems, network attached storage appliances and software storage architectures. In particular, the DLT & Storage Systems group is currently developing a tape drive based on Super DLTtape technology. The DLT & Storage Systems group maintains research and development facilities in Shrewsbury, Massachusetts; Irvine, California; Boulder, Colorado; and Milpitas, California.

Competition

   In the mid-range network server market for tape drives, the DLT & Storage Systems group competes primarily with Exabyte Corporation, Hewlett-Packard, Sony Corporation and StorageTek. In particular, Hewlett-Packard, IBM and Seagate Technology, Inc. have formed a consortium to develop new tape drive products using linear tape open technology. Such products will target the high-capacity data storage market and are expected to compete with Super DLTtape technology. Key competitive factors in the tape storage market include capacity, reliability, durability, scalability, compatibility and cost.

   ADIC, Breece Hill, Exabyte, Hewlett-Packard, Overland Data and StorageTek also offer tape libraries incorporating DLTtape technology. If DLTtape continues to maintain broad market acceptance in the mid-range network server market, the DLT & Storage Systems group believes many of these companies will continue to improve the functionality and performance of their tape libraries designed for DLTtape technology. The DLT & Storage Systems group also expects increased competition from large integrated computer equipment companies, many of whom have historically incorporated their own tape storage products into their mainframe systems, and are broadening their focus on the enterprise-wide computing market.

   The DLT & Storage Systems group believes that, although there are several start-up companies focusing on the development of workgroup-level network attached storage appliances, it will be the first established storage company to enter this market. In addition, several established competitors provide department-level network attached storage appliances at higher price points including Network Appliance, Inc. and Auspex Systems, Inc. Large traditional suppliers of general purpose computer servers also offer specialized server storage solutions. Any one of these companies, or any other company, could introduce network attached storage appliances or another similar storage solution targeted at workgroup-level applications that could result in increased competition with the DLT & Storage Systems group's network attached storage appliances.

Warranty and Service

   The DLT & Storage Systems group generally warrants its products against defects for a period of one to three years from the date of sale. The DLT & Storage Systems group generally provides warranty service on DLTtape drives on a return to factory basis. The DLT & Storage Systems group's tape libraries generally have a warranty period of one year, with service agreements available to customers for additional years of warranty service. The DLT & Storage Systems group maintains in-house product repair facilities in Colorado Springs, Colorado, and Dundalk, Ireland to support warranty and service obligations for tape drives, libraries and solid state storage systems. The DLT & Storage Systems group also performs tape library warranty service in its facility in Irvine, California. In addition, third party service providers throughout the world perform tape library warranty service.

Backlog

   The DLT & Storage Systems group manufactures its products based upon forecasts of customer demand. Orders are generally placed by customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, the DLT & Storage Systems group does not believe "orders" constitute a firm "backlog" and believes customer orders are not a meaningful indicator of revenues nor material to an understanding of its business.

Employees

   At March 31, 1999, the DLT & Storage Systems group had approximately 1,950 regular employees. In addition, approximately 860 employees perform services for both the DLT & Storage Systems group and the Hard Disk Drive group. In the advanced electronics industry, competition for highly skilled employees is intense. The DLT & Storage Systems group believes that a great part of its future success will depend on the DLT & Storage Systems group's ability to attract and retain highly skilled employees. None of the DLT & Storage Systems group's employees are represented by a union, and the DLT & Storage Systems group has experienced no work stoppages. The DLT & Storage Systems group believes that its employee relations are favorable.

Management

   The following table sets forth certain information with respect to the executive officers of the DLT & Storage Systems group:

          Name           Age Position
          ----           --- --------
Peter van Cuylenburg....  51 President
Kevin Daly, Ph.D........  54 Chief Executive Officer of ATL
Ed Gardner..............  48 Vice President, Human Resources
Brodie Keast............  43 Vice President and General Manager, DLT
George Saliba...........  47 Chief Technology Officer and Vice President, Advanced Storage Products
Tex Schenkkan...........  42 Vice President and General Manager, New Businesses

   Mr. van Cuylenburg has been President of the DLT & Storage Systems group since joining Quantum in 1996. From 1993 to 1995, Mr. van Cuylenburg served as Executive Vice President, responsible for the systems sector, at Xerox Corporation. From 1992 to 1993, Mr. van Cuylenburg was President and Chief Operating Officer at NeXT Computer Inc.

   Dr. Daly has been Chief Executive Officer and Chairman of ATL since ATL's formation in 1991. Since 1985, Dr. Daly was with ATL's former parent, Odetics, Inc., most recently as Chief Technical Officer and a member of the Board of Directors. From 1974 to 1985, he was Director of the Control and Dynamics Division of the Charles Stark Draper Laboratory in Cambridge, Massachusetts. During this time he was also Adjunct Professor at MIT. Dr. Daly is currently chairman of the Industrial Advisory Board of the Center for Research on Information Technology and Organizations at the University of California, Irvine.

   Mr. Gardner has been Vice President, Human Resources since 1997. Mr. Gardner joined Quantum in 1996 as Director of Human Resources for the High-End Storage Division and technology and engineering. Prior to joining Quantum, Mr. Gardner served as Vice President of Human Resources and Facilities at Spectro Physics Lasers Inc. for eight years.

   Mr. Keast has been Vice President and General Manager of the DLT division since 1997. Mr. Keast joined Quantum in 1996 as Vice President of Marketing for the DLT division. Prior to joining Quantum, Mr. Keast spent 11 years at Apple in a variety of marketing management positions.

   Mr. Saliba has been Chief Technology Officer and Vice President of the Advanced Storage Products division since 1998. From 1995 to 1998 Mr. Saliba served as Vice President of Engineering for the DLT division. Following the acquisition of certain businesses from Digital Equipment, Mr. Saliba joined the Company in 1994 as Director of Engineering. Previously, he spent eight years as Group Engineering Manager for Digital Equipment's tape products group.

   Mr. Schenkkan has been Vice President and General Manager, New Businesses since 1998. Before joining Quantum in 1996 as Vice President of Corporate Development, Mr. Schenkkan spent 12 years at Hewlett-Packard where he held a variety of marketing management and business development positions.

Technology

   Both the DLT & Storage Systems group and the Hard Disk Drive group will have access to all of Quantum's technology and know-how, excluding products and services of the other group, that may be useful in that group's business. The DLT & Storage Systems group and the Hard Disk Drive group will consult each other on a regular basis concerning technology issues that affect both groups.

   Quantum has been granted and/or owns by assignment 477 United States patents. In general, these patents have 17-year terms from the date of issuance. Quantum also has certain foreign patents and applications relative to certain of the products and technologies. Although the DLT & Storage Systems group believes that its patents and applications have significant value, the rapidly changing computer industry technology makes the DLT & Storage Systems group's future success dependent primarily upon the technical competence and creative skills of our personnel rather than on patent protection.

   Several companies and individuals have approached the DLT & Storage Systems group concerning the need for a license under patented technology that the DLT & Storage Systems group assertedly used, or is assertedly using, in the manufacture and sale of one or more of its products. The DLT & Storage Systems group conducts ongoing investigations into these assertions and presently believes that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, the DLT & Storage Systems group cannot assure you that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms or at all.

   Quantum has signed cross-licensing agreements with Hewlett-Packard, IBM, Seagate and others. These agreements enable the DLT & Storage Systems group to use certain patents owned by these companies, and enables these companies to use certain patents owned by Quantum.

                     BUSINESS OF THE HARD DISK DRIVE GROUP

   The Hard Disk Drive group designs, develops and markets a diversified product portfolio of hard disk drives featuring leading-edge technology. A hard disk drive is a storage device found in most computers that stores data on multiple rotating magnetic disks that provide fast access to data that must be readily available to computer users. The Hard Disk Drive group's hard disk drives are designed for the desktop market and the high-end hard disk drive market which requires faster and higher capacity disk drives--as well as the emerging market for hard disk drives specially designed for consumer electronics applications such as new TV recording devices. The Hard Disk Drive group has been the leading volume supplier of hard disk drives for the desktop market for each of the past six years. According to Dataquest, the Hard Disk Drive group's market share in the desktop market has grown from 3% in 1990 to an industry leading 22% in 1998.

   The Hard Disk Drive group designs desktop hard disk drives to meet the storage requirements of entry-level to high-performance desktop PCs in home and business environments. The Hard Disk Drive group also designs high-end hard disk drives to store data on large computing systems such as network servers. These high-end hard disk drives are generally used for:

  . dedicated sites that store large volumes of data;

  . network servers such as those used for Internet and intranet services, online transaction processing and enterprise wide applications;

  . high-speed computers used for specialized engineering design software;
    and

  . computer systems incorporating a large number of shared hard disk drives.

   The Hard Disk Drive group recently introduced two new hard disk drives designed for the developing consumer electronics market. These hard disk drives utilize Quantum QuickView(TM)--The Hard Disk Drive group's hard disk drive technology designed for consumer electronics. The use of hard disk drive technology makes it possible to simultaneously record and playback video content and to rapidly and inexpensively access large amounts of video content--capabilities that are not as well suited to competing technologies such as video tape and digital video disk.

Industry Background

   Market for Hard Disk Drives. The demand for hard disk drives continues to grow due to:

  . increasing demand for desktop computers, driven in part by continued improvements in desktop computing price-to-performance ratios;

  . the substantial growth of the sub-$1,000 PC market, particularly in the home;

  . the rapid accumulation of data resulting from the growth in digital content--audio, video and data;

  . the exchange of increasing volumes of data among users across the Internet and intranets with the proliferation of computing systems accessed by multiple users;

  . the growth of the server and workstation market due in large part to the migration of
   workstation and server applications to more cost-effective platforms; and

  . the trend of consumer electronic content moving from analog to digital form and the creation of a wide variety of new consumer electronic applications such as new TV recording devices.

   In December 1998, Dataquest forecasted that annual demand for the worldwide desktop computer market would grow from approximately 78 million units in 1998 to 133 million units in 2002, reflecting a compound annual growth rate of approximately 14%. International Data Corporation forecasts the annual demand for both the desktop and high-end hard disk drive markets to grow at 15% over the same period with the desktop disk drive market growing from approximately 111 million units to 194 million units and the high-end hard disk drive market growing from approximately 15 million units to 27 million units.

   Hard Disk Drive Market Challenges. The growing demand for hard disk drives has led to intensified competition. The hard disk drive market is characterized by rapid technological change, increasing capacity and performance; rapid product obsolescence; changing customer requirements; dramatic shifts in market share; and significant erosion of average selling prices.

   The Hard Disk Drive group, IBM, Seagate and Western Digital Corporation have traditionally had the highest market share with leading computer equipment manufacturers. Over the last two years, hard disk drive suppliers such as Fujitsu Limited, Maxtor Corporation and Samsung Electronics Co., Ltd. have introduced new hard disk drive products and gained market share with leading computer equipment manufacturers. The competitive environment, together with the growth of the sub-$1,000 PC market, has placed continuous downward pressure on hard disk drive prices. This pressure, in turn, has reduced average gross margins for hard disk drive suppliers.

   In addition to increasing competition, the leading PC computer equipment manufacturers have been gaining market share which has increased their influence. In calendar year 1997 and 1998, the top ten PC computer equipment manufacturers accounted for more than 50% of all PC shipments and most of the growth in the PC market. In addition, the top four server and workstation computer equipment manufacturers accounted for almost 50% of server and workstation units shipped in calendar 1998. As a result, maintaining customer satisfaction with these leading computer equipment manufacturers has become even more critical.

   Computer equipment manufacturers face substantial market pressures to lower costs and improve customer satisfaction. Historically, hard disk drive failure has been the leading cause for PC returns and end-user dissatisfaction. As a result, computer equipment manufacturers place a high value on consistently receiving reliable hard disk drives from their suppliers.

   Hard disk drive suppliers have had to manage their businesses to meet these challenges. Computer equipment manufacturers typically seek to qualify up to three or four providers for each generation of hard disk drives. To achieve consistent success with computer equipment manufacturers qualifications, a hard disk drive supplier must be an early provider of next generation hard disk drives featuring leading technology and high capacity per disk which increases the storage capacities for hard disk drives. Suppliers must quickly achieve volume production of high quality and reliable hard disk drives. To quickly achieve high volume production, a disk drive supplier must have access to flexible, high-capacity, high-quality and dedicated manufacturing capabilities. Factors on which computer equipment manufacturers evaluate their hard disk drive suppliers include ease of doing business, overall quality, storage capacities, performance characteristics, price and the supplier's long-term financial stability.

The Hard Disk Drive Group Solution

   The Hard Disk Drive group offers one of the industry's most diversified hard disk drive product portfolios featuring leading-edge technology and reliable hard disk drives. The Hard Disk Drive group focuses on providing consistent, high-quality products, quickly achieving high volume production and maintaining excellent customer satisfaction. The Hard Disk Drive group continues to develop new and improved hard disk drive technology for the desktop and high-end markets and the emerging consumer electronics market.

   The core strengths of the Hard Disk Drive group include:

  . Strong Relationships with Computer Equipment Manufacturers. The Hard Disk
    Drive group sells its hard disk drives to each of the top ten leading PC computer equipment manufacturers including Acer America Corporation, Apple Computer, Compaq, Dell, Fujitsu, Gateway, Inc., Hewlett-Packard, IBM, Packard Bell/NEC, Inc. and Siemens AG. According to International Data Corporation, the Hard Disk Drive group had the highest desktop hard disk drive market share with leading computer equipment manufacturers for each of the calendar years 1993-1998.

  . Manufacturing Partnership with Matsushita-Kotobuki Electronics
    Industries, Ltd. Matsushita-Kotobuki is the exclusive manufacturer of the Hard Disk Drive group's hard disk drives. The Hard Disk Drive group believes that it has been able to maintain a leadership position in the hard disk drive market by integrating its engineering and design expertise with Matsushita-Kotobuki's high-volume, highly automated manufacturing capabilities. This partnership gives the Hard Disk Drive group the ability to quickly achieve high volume production of high-quality and reliable hard disk drives without a significant ongoing investment in manufacturing assets. As a result, the Hard Disk Drive group has achieved higher inventory turnover and has the potential for higher returns on invested capital than the industry average.

  . Leading Customer Satisfaction. The Hard Disk Drive group ranked among the best hard disk drive suppliers in customer satisfaction according to quarterly business reviews summarizing the status of supplier performance. The Hard Disk Drive group believes the following four factors contribute to its high customer satisfaction ratings:

   1) Quality and Reliability. The Hard Disk Drive group's focus on providing high quality, reliable hard disk drives begins at the design and development phase and continues through extensive pre-production reliability testing, strategic use of Matsushita-Kotobuki's automated manufacturing, long-term relationships with high-performing suppliers and solid, consistent execution. In addition, the Hard Disk Drive group has added two unique features to its hard disk drives: the Shock Protection System(TM), which reduces potential damage to the hard disk drive in the case of poor handling, and the Data Protection System(TM), which is a diagnostic software application that reduces the product return rate by allowing users to determine whether a computer failure has resulted from a hard disk drive malfunction. The Hard Disk Drive group's consistent execution and stringent quality standards, along with the introduction of Shock Protection System and Data Protection System, have resulted in the Hard Disk Drive group having the lowest rate of defects per million at three leading PC computer equipment manufacturers and two leading server and workstation computer equipment manufacturers.

   2) Time-to-Market/Time-to-Volume. The Hard Disk Drive group achieves a leading position in time-to-market with each generation of hard disk drives through internal technology development, relationships with key component suppliers and an integrated design and development process with Matsushita-Kotobuki. Demonstrating the Hard Disk Drive group's time-to-market leadership, in March 1999, the Hard Disk Drive group announced the introduction of Fireball(TM) CX which features industry leading 6.8GB capacity per disk and is the first Hard Disk Drive group hard disk drive to incorporate giant magneto-resistive heads. In addition, the Hard Disk Drive group's technology advances in channels, interface and cache architecture have led to consistently high benchmark performances for its Fireball and Fireball Plus product lines. The Hard Disk Drive group quickly achieves high volume production by capitalizing on Matsushita-Kotobuki's highly automated manufacturing facilities and manufacturing expertise. For example, with Matsushita-Kotobuki, the Hard Disk Drive group completed one of the fastest conversions to the latest generation of magneto-resistive recording heads in the industry and quickly achieved volume production. The Hard Disk Drive group expects to complete a similar transition to giant magneto-resistive heads.

   3) Competitive Cost. The Hard Disk Drive group focuses on providing the lowest total cost of ownership through high quality, time-to-volume products; high inventory turnover; and minimal infrastructure. Matsushita-Kotobuki provides low cost and superior quality manufacturing through a high-yielding automated process.

   4) Ease of doing business. The Hard Disk Drive group focuses development resources on features that provide tangible, practical benefits for its customers--technology that enables its customers to provide superior computer systems to their customers at the lowest total cost of ownership. The Hard Disk Drive group provides worldwide logistics capabilities, which include regional service delivery to support customized production strategies and e-commerce capability with major customers. In addition, the Hard Disk Drive group offers dedicated support teams for all its major computer equipment manufacturers customers. According to quarterly business reviews received from its customers, the Hard Disk Drive group has been consistently ranked among the best hard disk drive suppliers in delivery responsiveness.

The Hard Disk Drive Group Strategy

   The Hard Disk Drive group's objective is to be the number one supplier of hard disk drives to each of the desktop, high-end and emerging markets in which it competes. Key elements of the Hard Disk Drive group's strategy include:

  . Maintaining Leadership Position in Desktop Market. The Hard Disk Drive group has been the leading volume supplier of hard disk drives to the desktop market over the past six years. The Hard Disk Drive group has maintained this leadership position while several different competitors have advanced and then declined in the desktop market. The foundation of the Hard Disk Drive group's future success will be maintaining its strong computer equipment manufacturer and distribution relationships to help position the Hard Disk Drive group for long-term growth. The Hard Disk Drive group is committed to maintaining its leadership position in the desktop hard disk drive market by executing its strategy of maintaining customer satisfaction by focusing on quality, reliability, time-to-market, time-to-volume, competitive cost and ease of doing business.

  . Establishing Leadership in the Computer Server and Workstation Market. In the fall of 1997, the Hard Disk Drive group began to focus its high-end business on the fast growing computer server and workstation market. To execute on this strategy, the Hard Disk Drive group leverages its capabilities to produce high quality, reliable hard disk drives and quickly achieve high volume manufacturing in partnership with Matsushita-Kotobuki. In addition, during the past year the Hard Disk Drive group has simplified its high-end product development process by adopting a common architecture for all its high-end hard disk drives to improve time-to-market and time-to-volume. The Hard Disk Drive group has continued its small computer system interface or SCSI interface leadership with the introduction of its Ultra 160/m interface technology in its Atlas(TM) IV drive and was the first to market with this interface technology. During the past year, the Hard Disk Drive group has also expanded its customer base to include each of the top four server and workstation computer equipment manufacturers and has achieved high customer satisfaction ratings as measured by customer field returns. In calendar year 1999, the Hard Disk Drive group will, for the first time, have a complete high-end product offering, and 7,200 RPM and 10,000 RPM hard disk drives with SCSI and fibre channel interfaces, both of which are high-speed interfaces used in the enterprise storage market.

  . Offering Products That Meet Developing Consumer Electronic Storage
    Needs. Consumer electronics applications such as new TV recording devices represent a developing market opportunity for the Hard Disk Drive group's hard disk drive technologies. The Hard Disk Drive group offers customized design capabilities and unique hard disk drive technologies for consumer applications. The Hard Disk Drive group is currently developing hard disk drive storage applications in consumer electronics with Sony, Panasonic Technologies, Inc. and TiVo, Inc., among others. In December 1998, the Hard Disk Drive group announced a strategic alliance with TiVo to incorporate Quantum QuickView hard disk drives into a TiVo receiver and began shipping Quantum QuickView in March 1999. This receiver will give customers an in-home personalized television service with traditional recording capabilities as well as the ability to simultaneously play and record the same TV program so that the viewer can begin watching the TV program before it is finished being recorded. The Hard Disk Drive group also intends to increase consumer awareness of the Quantum brand name in the consumer electronics market.

Products

   Desktop products. The Hard Disk Drive group offers three families of desktop hard disk drives--the Quantum Bigfoot(TM), Quantum Fireball and Quantum Fireball Plus. The Quantum Bigfoot family offers 5.25-inch hard disk drives for PC users. The Quantum Fireball family offers 3.5-inch hard disk drives for consumer and commercial PCs, as well as entry-level workstations and network servers. Fireball Plus offers superior performance for power users. The Hard Disk Drive group began offering its Shock Protection System and Data Protection System with its recently released desktop products. These features substantially reduce failure rates with customers and provide increased reliability and performance.

   High-end products. The Hard Disk Drive group also offers a broad line of high-end 3.5-inch hard disk drives--the Quantum Viking(TM), Quantum Atlas and Quantum Atlas 10K families. The Quantum Viking II 3.5-inch hard disk drive is designed for low-profile applications such as workgroup servers and desktop workstations, while the Quantum Atlas family offers high-capacity hard disk drives for high performance storage-intensive applications such as enterprise servers and storage subsystems. The Hard Disk Drive group began offering the Shock Protection System with its recently released high-end products.

   The table below sets forth key performance characteristics for The Hard Disk Drive group's current products:

                  Capacity   Product   Rotational
                  per Disk  Capacity     Speed
     Products       (GB)      (GB)       (RPM)               Platform
     --------     -------- ----------- ----------            --------
 Bigfoot TS       6.4      6.4 to 19.2 4,000      Desktop PCs--Value, with
                                                  Ultra ATA interface, 5.25-
                                                  inch media

 Fireball EX      3.4      3.2 to 12.9 5,400      Desktop PCs--Performance,
                                                  with Ultra ATA interface,
                                                  Shock Protection System

 Fireball CR      4.3      4.3 to 13.0 5,400      Desktop PCs--Value, with
                                                  Ultra ATA/66 interface, Shock
                                                  Protection System and Data
                                                  Protection System

 Fireball Plus KA 4.5      6.4 to 18.2 7,200      Desktop PCs--Performance,
                                                  with Ultra ATA/66 interface,
                                                  Shock Protection System and
                                                  Data Protection System

 Fireball CX      6.8      6.4 to 20.4 5,400      Desktop PCs--Value, with
                                                  Ultra ATA/66 interface, Shock
                                                  Protection System and Data
                                                  Protection System

 Viking II        1.8      4.5 to 9.1  7,200      PC Servers and Workstations,
                                                  with Ultra2 SCSI Low Voltage
                                                  Differential (LVD) or Ultra
                                                  SCSI interface

 Atlas III        1.8      4.5 to 18.2 7,200      Servers and Storage
                                                  Subsystems, Ultra2 SCSI Low
                                                  Voltage Differential/Ultra
                                                  SCSI interface

 Atlas IV         4.5      9.1 to 36.4 7,200      Servers, Workstations and
                                                  Storage Subsystems, with
                                                  Ultra 160/m SCSI interface,
                                                  Shock Protection System

 Atlas 10K        3.0      9.1 to 36.4 10,000     Enterprise Servers and
                                                  Storage Subsystems, with
                                                  Ultra 160/m SCSI interface or
                                                  Fibre Channel optional
                                                  interface, 3-inch media,
                                                  Shock Protection System

Customers

   The Hard Disk Drive group markets its products to leading computer equipment manufacturers, including Acer, Apple, Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, IBM, Packard Bell/NEC and Siemens. Because the leading computer equipment manufacturers have a dominant market share for the computer systems into which the Hard Disk Drive group's products are incorporated, the Hard Disk Drive group's sales are concentrated with several key customers.

   Sales to the Hard Disk Drive group's top five customers in fiscal year 1999 represented 43% of revenue, compared to 44% of revenue in fiscal year 1998. These amounts reflected a retroactive combination of the sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Hewlett-Packard were 14% of revenue in both fiscal years 1999 and 1998. Sales to Compaq were 10% of revenue in fiscal year 1999, compared to 12% of revenue in fiscal year 1998, including sales to Digital Equipment.

Sales and Marketing

   The Hard Disk Drive group markets its products directly to manufacturers of desktop PCs, servers and workstations. Key domestic and international OEM customers include Acer, Apple, Apricot Computers Limited, Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, IBM, LG Electronics Inc., Packard Bell/NEC, Samsung and Siemens.

   In addition to its strong base of computer equipment manufacturer customers, the Hard Disk Drive group markets its products through a domestic and international network of commercial and industrial distributors located in more than 25 countries worldwide. This network includes Bell Microproducts, Inc., Computer 2000 AG, Ingram Micro Inc. and Wyle Electronics. Through this network, the Hard Disk Drive group's hard disk drive products reach smaller computer equipment manufacturers, systems integrators, value-added resellers, dealers and retailers.

   The Hard Disk Drive group supports international sales and operations by maintaining regional European headquarters in Neuchatel, Switzerland; a Japanese headquarters in Tokyo; and additional sales offices in Singapore and throughout the world. The Hard Disk Drive group's international sales, including sales to foreign subsidiaries of U.S. companies, were 55% of the Hard Disk Drive group's revenue in fiscal year 1999, and 57% and 54% of revenue for fiscal years 1997 and 1998, respectively.

Manufacturing

   Matsushita-Kotobuki manufactures all of the Hard Disk Drive group's hard disk drives at facilities located in Japan, Singapore and Ireland. Matsushita-Kotobuki's state-of-the-art manufacturing process is highly automated, employing integrated computer networks and advanced control systems. Matsushita-Kotobuki's manufacturing expertise helps the Hard Disk Drive group produce hard disk drives of exceptional quality and quickly achieve volume production.

   The Hard Disk Drive group's relationship with Matsushita-Kotobuki, which has been continuous since 1984, is governed by a master agreement which continues through 2007, unless terminated sooner as a result of certain specified events including a change-in-control of either Quantum or Matsushita-Kotobuki. This agreement gives Matsushita-Kotobuki the exclusive worldwide right to manufacture and the Hard Disk Drive group the exclusive worldwide right to design and market hard disk drives. The Hard Disk Drive group provides Matsushita-Kotobuki with a forecast of its requirements and places purchase orders approximately three months prior to scheduled delivery. The Hard Disk Drive group works closely with Matsushita-Kotobuki to regularly adjust its purchase orders as market requirements change.

   The Hard Disk Drive group and Matsushita-Kotobuki work together to develop strategic relationships with leading suppliers of many of the key hard disk drive components. These relationships enable the Hard Disk Drive group to gain early access to leading-edge hard disk drive technology and to actively manage its supply chain to improve flexibility in choosing state-of-the-art components and to reduce component, inventory and overall product costs.

   In October 1998, the Hard Disk Drive group agreed with Matsushita-Kotobuki to dissolve their recording heads joint venture. As a result, the Hard Disk Drive group no longer develops or manufactures recording heads.

Research and Development

   The Hard Disk Drive group's research and development expenses were $261 million, $259 million and $254 million in fiscal years 1997, 1998 and 1999, respectively. The Hard Disk Drive group is currently concentrating its research and development efforts on broadening its existing hard disk drive product lines through the development and introduction of new hard disk drives. These development efforts focus on developing desktop and high-end hard disk drives, hard disk drives for consumer electronics and other hard disk drive applications.

Competition

   In the desktop product market, the Hard Disk Drive group competes primarily with Fujitsu, IBM, Maxtor, Samsung, Seagate and Western Digital. In the high-end market, the Hard Disk Drive group competes primarily with Fujitsu, Hitachi, IBM, Seagate and Western Digital.

   The Hard Disk Drive group believes that important competitive factors in the hard disk drive market are:

  . quality;

  . reliability;

  . storage capacity;

  . performance;

  . price;

  . time-to-market introduction;

  . time-to-volume production;

  . computer equipment manufacturer product qualifications;

  . breadth of product lines; and

  . technical service and support.

   The Hard Disk Drive group believes that it competes favorably with respect to these factors.

Warranty and Service

   The Hard Disk Drive group generally warrants its products against defects for a period of one to five years from the date of sale. The Hard Disk Drive group generally provides warranty service on a return to factory basis. The Hard Disk Drive group maintains in-house service facilities for refurbishment or repair of its products in Milpitas, California; Dundalk, Ireland; and Penang, Malaysia. The Hard Disk Drive group also utilizes third party providers for warranty repairs.

Backlog

   The Hard Disk Drive group manufactures its products based upon forecasts of customer demand. Orders are generally placed by customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, the Hard Disk Drive group does not believe "orders" constitute a firm "backlog" and believes customer orders are not a meaningful indicator of revenues nor material to an understanding of its business.

Employees

   At March 31, 1999, the Hard Disk Drive group had approximately 3,800 regular employees. In addition, approximately 860 employees perform services for both the Hard Disk Drive group and the DLT & Storage Systems group. In the advanced electronics industry, competition for highly skilled employees is intense. The Hard Disk Drive group believes that a great part of its future success will depend on its ability to attract and retain highly skilled employees. None of the Hard Disk Drive group's employees are represented by a union, and the Hard Disk Drive group has experienced no work stoppages. The Hard Disk Drive group believes that its employee relations are favorable.

Management

   The following table sets forth certain information with respect to the executive officers of the Hard Disk Drive group:

Name                     Age Position
----                     --- --------
John B. Gannon..........  52                                                    President
Shyam C. Parikh.........  54                                     Chief Technology Officer
Debora C. Shoquist......  44         Executive Vice President, Hard Disk Drive Operations
Barbara J. Baill........  47                              Vice President, Human Resources
John M. Cobb............  42                                      Vice President, Finance
Anthony Francesca.......  42           Vice President and General Manager, New Businesses
Barbara H. Nelson.......  44 Vice President and General Manager, Desktop Storage Division
John S. Squire..........  45                                        Chief Quality Officer

   Mr. Gannon has been President of the Hard Disk Drive group since February 1999. From May 1998 to February 1999, Mr. Gannon was Executive Vice President of Worldwide Sales. Prior to joining Quantum, Mr. Gannon spent seventeen years with Hewlett-Packard from 1981 to 1998, last serving as General Manager of Commercial Desktop Personal Computer Business from 1996 to 1998 and as General Manager of Digital Audio Tape Business from 1993 to 1996.

   Mr. Parikh has been Chief Technology Officer since August 1998. Mr. Parikh joined Quantum in 1994, and served as Vice President of Technology and Engineering from 1994 to August 1998. Prior to joining Quantum, Mr. Parikh was employed by Digital Equipment for 18 years where he held positions in Advanced Development, Product Development and Support Engineering.

   Ms. Shoquist has been Executive Vice President of Hard Disk Drive Operations since December 1996. Ms. Shoquist has served in a variety of manufacturing management positions, most recently as Vice President of Product and Test engineering for the High-End Storage Division. Prior to that, Ms. Shoquist was Vice President of Worldwide Operations for the High-End Storage Division. Prior to joining Quantum in 1991, Ms. Shoquist held a variety of operations management positions at Hewlett-Packard.

   Ms. Baill has been Vice President of Human Resources since 1997. From 1994 to 1997, Ms. Baill was Director of Human Resources. Prior to joining Quantum, Ms. Baill spent 15 years with Hewlett-Packard where she held various positions including human resource management in a regional sales organization and as the Manager for Executive and Management Development.

   Mr. Cobb has been the Vice President of Finance since 1998. Mr. Cobb joined Quantum in 1990 as a Controller. From 1993 to 1995 Mr. Cobb was Director of Finance for the High-End Storage Division. From 1995 to 1998 Mr. Cobb was Vice President of Finance for the High-End Storage Division. Prior to joining Quantum, Mr. Cobb was a Senior Manager at Ernst & Young LLP.

   Mr. Francesca has been Vice President and General Manager, New Businesses since 1998. From 1997 to 1998, Mr. Francesca was Vice President of Marketing of the Desktop Storage Division and joined Quantum in 1997 as Vice President of Mobile Business Unit. Prior to joining Quantum, Mr. Francesca was Vice President of the OEM business unit for desktop and mobile communications at US Robotics.

   Ms. Nelson has been the Vice President and General Manager of the Desktop Storage Division since November 1997. Ms. Nelson joined Quantum in January 1997 as Vice President of Marketing of the Desktop Storage Division. Prior to joining Quantum, Ms. Nelson was at Lumina Office Products, Inc. where she was responsible for sales and worldwide marketing. Ms. Nelson also spent four years at Maxtor Corporation where she held a variety of positions, including Vice President of Marketing and Sales and Director of Sales Management.

   Mr. Squire has been the Chief Quality Officer since 1998. Mr. Squire has held a variety of positions at Quantum since 1988, including most recently, General Manager of the Desktop Storage Division from 1997 to 1998 and Vice President of Development Engineering for Desktop Storage Division from 1995 to 1997.

Technology

   Both the Hard Disk Drive group and the DLT & Storage Systems group will have access to all of Quantum's technology and know-how, excluding products and services of the other group, that may be useful in that group's business. The Hard Disk Drive group and the DLT & Storage Systems group will consult each other on a regular basis concerning technology issues that affect both groups.

   Quantum has been granted and/or owns by assignment 477 United States patents. In general, these patents have 17-year terms from the date of issuance. Quantum also has certain foreign patents and applications relative to certain of the products and technologies. Although the Hard Disk Drive group believes that its patents and applications have significant value, the rapidly changing computer industry technology makes the Hard Disk Drive group's future success dependent primarily upon the technical competence and creative skills of our personnel rather than on patent protection.

   Several companies and individuals have approached the Hard Disk Drive group concerning the need for a license under patented technology that the Hard Disk Drive group assertedly used, or is assertedly using, in the manufacture and sale of one or more of its products. The Hard Disk Drive group conducts ongoing investigations into these assertions and presently believes that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, the Hard Disk Drive group cannot assure you that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms or at all.

   Quantum has signed cross-licensing agreements with Hewlett-Packard, IBM, Seagate and others. These agreements enable the Hard Disk Drive group to use certain patents owned by these companies, and enables these companies to use certain patents owned by Quantum.

ITEM 2. Properties

   Quantum's headquarters is located in Milpitas, California. Quantum owns or leases facilities in North America, Europe and Asia. The following is a summary of the locations, functions and square footage:

   Location             Function                                   Square Feet
   --------             --------                                   -----------
   North America
   Milpitas, CA         Corporate headquarters; and hard drive
                        research and development (R&D),
                        configuration and distribution              1,260,000
   Shrewsbury, MA       Hard drive R&D and DLT tape R&D               670,000
   Colorado Springs, CO DLT tape manufacturing                        410,000
   Other USA            9 Sales offices                                75,000

   Europe
   Dundalk, Ireland     Hard drive and DLTtape configuration and
                        distribution                                  110,000
   Other Europe         European headquarters, and 4 sales
                        offices                                        45,000

   Asia
   Singapore            Hard drive and DLTtape configuration and
                        distribution                                   65,000
   Penang, Malaysia     Customer Service                              158,000
   Other Asia           Asian headquarters and 7 Sales Offices         76,000

ITEM 3. Legal Proceedings

   For information regarding legal proceedings, refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Quantum Corporation's common stock has been traded in the over-the-counter market under the Nasdaq symbol QNTM since Quantum's initial public offering on December 10, 1982.

   The prices per share reflected in the table represent the range of high and low closing prices in the Nasdaq National Market System (adjusted to reflect a two-for-one stock split in May 1997) for the quarter indicated.

     Fiscal Year 1998                                           High      Low
     ----------------                                         -------- ---------
     First quarter ended June 29, 1997....................... $24 9/16 $17 7/8
     Second quarter ended September 28, 1997.................  42 7/16  20 5/16
     Third quarter ended December 28, 1997...................  42 7/16  18 15/16
     Fourth quarter ended March 31, 1998.....................  26 1/2   18 7/16

     Fiscal Year 1999                                           High      Low
     ----------------                                         -------- ---------
     First quarter ended June 28, 1998....................... $25 3/4  $18
     Second quarter ended September 27, 1998.................  22 1/8   11 7/16
     Third quarter ended December 27, 1998...................  23 7/8   12 3/4
     Fourth quarter ended March 31, 1999.....................  28 5/16  16 7/16

   Historically, Quantum has not paid cash dividends on its common stock.

   As of May 23, 1999, there were approximately 7,500 shareholders of record.

ITEM 6. Selected Consolidated Financial Data

   This summary of financial information of Quantum for fiscal years 1995 to 1999 should be read along with Quantum's audited consolidated financial statements contained in this Annual Report on Form 10-K. The summarized financial information, other than the statement of operations data for fiscal years 1995 and 1996 and the balance sheet data at March 31, 1995, 1996 and 1997, was taken from these financial statements.

   A number of items affect the comparability of this information:

  . Through May 1997, we consolidated the results of a recording heads business acquired in October 1994. Recording heads are disk drive components that read and write data to the magnetic disks in a hard disk drive. The recording heads business generated losses from operations of $67 million, $70 million, $110 million and $9 million in fiscal years 1995 through 1998. In May 1997, we sold a 51% interest in these operations to Matsushita-Kotobuki. Subsequent losses of this joint venture using the equity method of accounting were $66 million in fiscal year 1998 and $41 million in the first half of fiscal year 1999. In October 1998, we and Matsushita-Kotobuki agreed to dissolve the joint venture and, as a result, we recorded a $101 million loss from the investment in the third quarter of fiscal year 1999.

  . The results of operations for fiscal year 1998 include the effect of a $103 million special charge, primarily for inventory write-offs and losses on purchase commitments, related to our high-end hard disk drive products.

                                    At or For the Year Ended March 31,
                          --------------------------------------------------------
                             1995       1996        1997       1998        1999
                          ---------- ----------  ---------- ----------  ----------
                                 (In thousands, except per share amounts)
Statement of Operations
 Data
Revenue.................  $3,367,984 $4,422,726  $5,319,457 $5,805,235  $4,902,056
Gross profit............     563,713    542,417     768,741    875,521     871,338
Research and development
 expenses...............     169,282    239,116     291,332    321,741     353,223
Sales and marketing,
 general and
 administrative
 expenses...............     160,424    207,558     235,878    258,395     284,876
Restructuring and other
 charges................          --    209,122          --         --          --
Purchased in-process
 research and
 development expense....      72,945         --          --         --      89,000
Income (loss) from
 operations.............     161,062   (113,379)    241,531    295,385     144,239
Loss from investee......          --         --          --    (66,060)   (142,050)
Net income (loss).......  $   81,591 $  (90,456) $  148,515 $  170,801  $  (29,535)
Net income (loss) per
 share:
 Basic..................  $     0.90 $    (0.87) $     1.27 $     1.25  $    (0.18)
 Diluted................  $     0.76 $    (0.87) $     1.04 $     1.07  $    (0.18)
Balance Sheet Data
Property, plant and
 equipment, net.........  $  280,099 $  364,111  $  407,206 $  285,159  $  271,928
Total assets............   1,481,028  1,975,355   2,158,263  2,438,411   2,483,596
Total long-term debt,
 convertible debt and
 redeemable preferred
 stock..................     327,500    598,158     422,906    327,485     344,461

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Fiscal Year 1999 Compared With Fiscal Year 1998

   Revenue. Revenue in fiscal year 1999 was $4.9 billion, compared to $5.8 billion in fiscal year 1998, a decrease of 16%. The decrease in revenue reflected lower revenue from sales of desktop and high-end hard disk drives, partially offset by an increase in DLTtape drive revenue, total DLTtape media cartridge revenue and consolidation of ATL's revenue effective September 28, 1998. We continued to experience favorable market conditions for DLTtape products, and experienced strong demand and increased sales for these products in the second half of fiscal year 1999 as compared to the second half of fiscal year 1998. The decline in desktop hard disk drive revenue reflected a decline in average unit prices and, to a lesser extent, a lower level of shipments to leading computer equipment manufacturers. The decline in average unit prices reflected the intense competitive pricing pressures in fiscal year 1999, and the growth of the low cost PC market, which has become a higher proportion of the overall desktop PC market. Although high-end hard disk drive shipments increased in fiscal year 1999, increased competitive pricing pressures resulted in reduced average unit prices and lower high-end hard disk drive revenue.

   Sales to our top five customers in fiscal year 1999 represented 42% of revenue, compared to 45% of revenue in fiscal year 1998. These amounts reflected a retroactive combination of the sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Compaq were 14% of revenue in fiscal year 1999, compared to 18% of revenue in fiscal year 1998, including sales made to Digital Equipment. Sales to Hewlett-Packard were 14% of revenue in fiscal year 1999, compared to 13% of revenue in fiscal year 1998.

   Sales to computer equipment manufacturers and distribution channel customers were 63% and 34% of revenue, respectively, in fiscal year 1999 compared to 63% and 37% of revenue in fiscal year 1998. The remaining revenue in fiscal year 1999 represented DLTtape media cartridge royalty revenue and sales to value added resellers.

   Gross Margin Rate. Our gross margin rate in fiscal year 1999 was 17.8%, compared to 15.1% in fiscal year 1998. The gross margin rate in fiscal year 1998 reflected the impact of a $103 million special charge related to the transition to a new generation of high-end disk drive products, and consisted primarily of inventory write-offs and adjustments, and losses related to firm inventory purchase commitments. Excluding the special charge, the gross margin rate was 16.9% in fiscal year 1998. The 0.9 percentage point increase in fiscal year 1999 reflected increased revenues from DLTtape media cartridge royalties, as well as an increased proportion of revenue from higher margin DLTtape and library products. This was partially offset by the decline in gross margins earned on desktop hard disk drives as a result of intense competitive pricing pressures in fiscal year 1999.

   Research and Development Expenses. Research and development expenses in fiscal year 1999 were $353 million, or 7.2% of revenue, compared to $322 million, or 5.5% of revenue, in fiscal year 1998. This increase reflected higher expenses related to new tape drive products and new information storage products and technologies, including Super DLTtape technology and, to a significantly lesser extent, optical storage technology and the consolidation of ATL's expenses.

   Sales and Marketing Expenses. Sales and marketing expenses in fiscal year 1999 were $191 million, or 3.9% of revenue, compared to $169 million, or 2.9% of revenue, in fiscal year 1998. This increase reflected the consolidation of ATL's expenses and an increase in marketing and advertising costs associated with DLTtape products.

   General and Administrative Expenses. General and administrative expenses in fiscal year 1999 were $94 million, or 1.9% of revenue, compared to $89 million, or 1.5% of revenue, in fiscal year 1998. The increase in general and administrative expenses reflected the expansion of the DLT & Storage Systems group's infrastructure to support increased revenue and earnings growth and the consolidation of ATL's expenses, partially offset by the impact of cost control efforts.

   Purchased In-process Research and Development Expense. We expensed purchased in-process research and development costs of $89 million as a result of the ATL acquisition in fiscal year 1999. For additional information regarding the ATL acquisition and the costs associated with in-process research and development, see Note 5 of the Notes to Consolidated Financial Statements.

   Interest and Other Income/Expense. Net interest and other income and expense in fiscal year 1999 was $2.4 million expense, compared to $1.5 million income in fiscal year 1998. The expense in fiscal year 1999 reflected a $6.8 million write-down of an equity investment.

   Loss from Investee. Our investment and operating results related to our recording heads business have resulted in significant losses. We acquired a recording heads business from Digital Equipment in October 1994. In May 1997, we sold a 51% majority interest in our recording heads operations to Matsushita-Kotobuki, and formed a recording heads joint venture with Matsushita-Kotobuki. On October 28, 1998, we and Matsushita-Kotobuki agreed to dissolve the recording heads joint venture. In connection with the dissolution, we recorded a $101 million loss in the third quarter of fiscal year 1999. This loss included a write-off of our investment in the recording heads joint venture, a write-down of our interest in facilities in Louisville, Colorado, and Shrewsbury, Massachusetts that were occupied by the recording heads joint venture, warranty costs resulting from magneto-resistive recording heads manufactured by the recording heads joint venture, and our 49% pro rata share in funding the recording heads joint venture's repayment of its obligations, primarily bank debt, accounts payable and other liabilities. See Note 6 of the Notes to Consolidated Financial Statements for additional discussion of the dissolution of the recording heads joint venture.

   Income Taxes. Our effective tax rate in fiscal year 1999, excluding the write-off of the purchased in-process research and development, was 33%, compared to 26% in fiscal year 1998. The higher effective tax rate was primarily attributable to decreased benefits from foreign earnings taxed at less than the U.S. rate, a lower research and development credit, and increased state taxes. The remaining state valuation allowance was reversed in fiscal year 1998 as a result of the realization of the state deferred tax assets through tax planning. No tax benefit was currently recognizable for the charge for purchased in-process research and development.

   Net Income (Loss). We reported a net loss of $30 million in fiscal year 1999, compared to net income of $171 million in fiscal year 1998. The decrease reflected the charge for purchased in-process research and development of $89 million, the $101 million loss related to the recording heads joint venture dissolution and the increase in operating expenses.

 Fiscal Year 1998 Compared With Fiscal Year 1997

   Revenue. Revenue in fiscal year 1998 was $5.8 billion, compared to $5.3 billion in fiscal year 1997, an increase of 9%. The increase in revenue reflected an increase in DLTtape drive and DLTtape media cartridge product shipments, as well as an increase in shipments across our other key product lines, including desktop and high-end hard disk drives. The increase in DLTtape drive revenue reflected growth in market acceptance of DLTtape technology and a shift in sales mix to higher storage capacity products which carry a higher per unit price. However, the average price at each storage capacity level of DLTtape drives and DLTtape media cartridges declined when compared with fiscal year 1997.

   The increase in DLTtape drive shipments reflected an increase in tape drive production volume, which was at a level high enough to meet product demand beginning in the third quarter of fiscal year 1998. However, the general availability of DLTtape drives resulted in sequentially lower DLTtape drive sales in the fourth quarter of fiscal year 1998 as a few large computer equipment manufacturer customers reduced purchases in order to adjust their inventory levels.

   Declines in average unit prices for both desktop and high-end hard disk drive products substantially offset the increase in disk drive shipments. Oversupply and intensely competitive pricing, particularly in the second half of fiscal year 1998 and more significantly for the high-end disk drive products, caused such declines.

   Sales to our top five customers were 45% of revenue in fiscal year 1998, compared to 43% in fiscal year 1997. These amounts reflect a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Compaq were 18% of revenue in fiscal year 1998, compared to 16% of revenue in fiscal year 1997, including sales to Digital Equipment. Sales to Hewlett-Packard were 13% of revenue in fiscal year 1998, compared to 11% of revenue in fiscal year 1997.

   Sales to computer equipment manufacturers and distribution channel customers were 63% and 37% of revenue, respectively, for fiscal years 1998 and 1997.

   Gross Margin Rate. Our gross margin rate increased 0.6 percentage points to 15.1% in fiscal year 1998, from 14.5% in fiscal year 1997. The increase in the gross margin rate reflected an increase in the gross margin rate earned on DLTtape drives and DLTtape media cartridges. In addition, DLTtape drive and DLTtape media cartridge products, which achieved a significantly higher gross margin rate than our other products, represented a higher proportion of our overall revenue in fiscal year 1998. The erosion of gross margins earned on hard disk drives, particularly in the second half of fiscal year 1998, and the $103 million special charge in the third quarter of fiscal year 1998 largely offset these increases. The special charge related to the transition to a new generation of high-end disk drive products consisted primarily of inventory write-offs and adjustments, and losses related to firm inventory purchase commitments. Excluding the special charge, the gross margin rate was 16.9% in fiscal year 1998. The erosion of gross margins earned on hard disk drives and the special charge both reflected the oversupply and intensely competitive pricing in the desktop and high- end disk drive markets, particularly in the second half of fiscal year 1998.

   Research and Development Expenses. Research and development expenses in fiscal 1998 were $322 million, or 5.5% of revenue, compared with $291 million, or 5.5% of revenue, in fiscal year 1997. The $31 million increase in research and development expenses reflected higher expenses related to pre-production activity on new products, as well as expenses related to new information storage products and technologies, including Super DLTtape technology and, to a significantly lesser extent, optical storage technology.

   Sales and Marketing Expenses. Sales and marketing expenses in fiscal year 1998 were $169 million, or 2.9% of revenue, compared with $149 million, or 2.8% of revenue, in fiscal year 1997. This increase primarily reflected the increased costs associated with supporting our higher sales volume.

   General and Administrative Expenses. General and administrative expenses in fiscal year 1998 were $89 million, or 1.5% of revenue, compared with $87 million, or 1.6% of revenue, in fiscal year 1997.

   Interest and Other Income/Expense. Net interest and other income and expense in fiscal year 1998 was income of $1 million, compared with expense of $41 million in fiscal year 1997. A decrease in interest expense, reflecting an approximately $172 million year-over-year decrease in the average level of debt used to finance operations, and an increase in the year-over-year average level of cash, combined to cause this change.

   Loss from Investee. The loss from investee reflected our equity share in the operating losses of the recording heads joint venture since May 16, 1997, when this joint venture was formed. Prior to May 16, 1997, we fully consolidated our recording heads operations. Our total losses from recording heads operations for fiscal year 1998 was $75 million, compared to $110 million for fiscal year 1997. The loss from investee for fiscal year 1998 included a charge of approximately $5 million, which represented our share of a third quarter charge in the recording heads joint venture's operating results for severance, equipment write-offs, lease termination and other costs associated with the recording heads joint venture's strategic actions. A combination of reduced unit prices, operating costs, manufacturing yields, product transitions and soft demand for certain recording heads programs, primarily those related to high-end disk drive products, resulted in losses by the recording heads joint venture.

   Income Taxes. Our effective tax rate for fiscal years 1998 and 1997 was 26%. The state valuation allowance was reversed in fiscal year 1998 as a result of the realization of the state deferred tax assets through tax planning.

   Net Income. We reported after-tax earnings of $171 million in fiscal year 1998, compared to $149 million in fiscal year 1997. The increase reflected increased sales and margins on DLTtape products, increased interest income, decreased interest expense, and lower net losses related to our involvement in recording heads operations due to our reduced ownership of these operations. Higher margins on DLTtape products, as compared with the eroded gross margins on hard disk drives, resulted in tape drive and DLTtape media cartridge products becoming a more significant source of our operating income in fiscal year 1998, particularly during the second half of the fiscal year. Lower margins on sales of desktop and high-end hard disk drives and the $103 million special charge related to high-end hard disk drives partially offset these increases.

Recent Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which we implemented in fiscal year 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components--revenue, expenses, gains, and losses--in a full set of general-purpose financial statements. The adoption of SFAS No. 130 changed our financial statement presentation but does not have an impact on our financial position or results of operations.

   In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires certain financial and description information about a company's reportable operating segments. We adopted SFAS No. 131 in fiscal year 1999. The adoption of SFAS No. 131 applies solely to disclosure and does not have an impact on our financial position or results of operations.

Liquidity and Capital Resources

   Cash, cash equivalents and marketable securities were $797 million at March 31, 1999 compared to $714 million at March 31, 1998. We used cash in fiscal year 1999 primarily to purchase $305 million of treasury stock, as discussed below, and to invest in property and equipment. Cash was provided by operating activities, primarily sales, the collection of accounts receivable, and a reduction in inventories.

   In September 1998, we issued 16.9 million shares, including the reissuance of treasury shares, to the shareholders of ATL to complete the acquisition of ATL. The difference between the cost of the treasury stock and the value at which we reissued the shares resulted in a $63 million reduction to retained earnings in fiscal year 1999. For additional information regarding the ATL acquisition, see Note 5 of the Notes to Consolidated Financial Statements.

   During fiscal year 1999, we completed the share repurchase authorized by our board of directors of a total of 15.5 million shares. The total cost of such repurchases was $305 million. Our intent in effecting the repurchase was to minimize the dilutive impact of the shares issued to complete the acquisition of ATL.

   In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with our $500 million revolving credit line, expiring in June 2000. At the option of ATL, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At March 31, 1999, $18 million was outstanding on ATL's revolving credit line.

   We filed a registration statement which became effective on July 24, 1997, pursuant to which we may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. Under the registration statement, in July 1997, we issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of our common stock at a conversion price of $46.325 per share. We have the option to redeem the notes on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of our common stock. Subsequent to August 1, 2001, we may redeem the notes at any time. In the event of certain changes involving all or substantially all of our common stock, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness.

   In June 1997, we entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At our option, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At March 31, 1999, there was no outstanding balance drawn on this line.

   In September 1996, we entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years. We are required to make monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term.

   We expect to spend approximately $155 million in fiscal year 2000 for capital equipment and leasehold improvements. These capital expenditures will support the disk drive and tape drive businesses, research and development, and general corporate operations.

   We believe that our existing capital resources, including the credit facility and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet our expectations.

   See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt.

   In May 1999, we announced a definitive agreement to acquire Meridian Data, Inc., pending approval of Meridian's stockholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and certain other closing conditions. Meridian is a developer and manufacturer of network attached storage solutions utilizing both conventional hard disk drive and optical disk technologies for the PC local area network environment.

   Under the terms of the proposed agreement, Meridian's stockholders will receive either our existing common stock or both DLT & Storage Systems Group stock and Hard Disk Drive Group stock, depending on the timing and outcome of the tracking stock proposal and the proposed Meridian acquisition, which is expected to be completed by September 1999. If the acquisition is completed prior to the implementation of the tracking stock proposal, each outstanding share of Meridian's common stock will be converted into 0.489 of a share of our existing common stock, subject to adjustment based on the trading range of our existing common stock prior to the completion of the acquisition. If the tracking stock proposal is implemented prior to the completion of the Meridian acquisition, each outstanding share of Meridian's common stock will be converted into 0.489 of a share of DLT & Storage Systems Group stock and 0.2445 of a share of Hard Disk Drive Group stock, subject to adjustment based on the trading range of DLT & Storage Systems Group stock and Hard Disk Drive Group stock prior to the completion of the acquisition. In addition, under the terms of the proposed transaction, all Meridian stock options will be assumed by us. The acquisition will be accounted for as a purchase, and we expect to recognize a charge for purchased in-process research and development upon closing of the acquisition.

   Meridian had revenue of $4 million and $18 million in the quarter ended March 31, 1999, and the year ended December 31, 1998, respectively. At March 31, 1999, Meridian had total cash and marketable securities of $15 million. At December 31, 1998, Meridian had a net operating loss carryforward for U.S. federal income tax purposes of approximately $32 million.

   In May 1999, we announced that the Board of Directors authorized the repurchase of up to $200 million of our existing common stock through open market purchases made from time to time. In part, the intent of the repurchase would be to offset the dilutive impact of the shares issued to complete the Meridian acquisition. There are currently no other specific plans for shares that might be repurchased.

Year 2000

   The year 2000 computer issue refers to the possibility that computer systems may not be able to distinguish the year 2000 from the year 1900. Two other date-related issues may contribute to the year 2000 problem: (1) certain systems have associated special values with date fields (for example, 9/9/99), and (2) these same systems may fail to recognize that year 2000 is a leap year. Because of the pervasive use and dependency on computer technology in all facets of modern commerce, year 2000 issues present a potentially vast risk to companies, including us. For example, there are potential disruptions or failures of our products and operations and of the products and operations of our suppliers, customers and service providers. Because the year 2000 issue can impact us indirectly through our suppliers, service providers and customers, an assessment and prediction of the impact of the year 2000 issue on our company is difficult.

   We are in the process of implementing plans to address year 2000 issues both within and outside Quantum. In addressing the year 2000 issues and risks, we have focused our efforts on our enterprise-wide and departmental operations, products, critical suppliers (including service providers) and key customers. Within Quantum, these efforts are intended to encompass all major categories of computer systems and operating equipment used by us, including those utilized in manufacturing, research and development, sales, finance and human resources. To ensure year 2000 compliance for all of our systems, we have adopted an approach based on the U.S. General Accounting Office Year 2000 Assessment Guide. The approach utilizes a multi-phased model, with major phases consisting of inventory, assessment, resolution, testing and certification:

  . In the inventory phase we are listing and reviewing for criticality and risk all hardware, software, equipment, infrastructure, and desktop tools and applications.

  . In the assessment phase, we are determining whether we are converting, replacing or eliminating the impacted system or application.

  . In the resolution phase, we are developing and carrying out a formal plan.

  . Under stringent procedures in the testing phase, we are validating the system and application on its functionality to perform seamlessly in the year 2000.

  . In the certification phase, we are documenting and verifying all test results.

   Within each of the major categories of computer systems and operating equipment, we prioritize our year 2000 issues and risks on three levels:

  . The critical level reflects short-term failure which would have a severe impact on our business operations and result in significant downtime or a manual effort to perform the required functions. Without this system or application, our business could not function.

  . Key level applications or systems, although required by us, are not mandatory for business survival. We do not expect the failure of key level applications to cause significant disruption to our operations. We can defer the work or devise manual back-up procedures to handle the interim needs.

  . Active level applications, although currently in use, are not required for our normal operations. We do not expect their failure to result in any disruption to our business.

   We have made significant progress in our preparedness for year 2000. We have assessed and remedied all critical areas of our own operations, which include information technology, operating equipment with embedded chips or software and products. We have also certified readiness of these critical areas. We expect to complete assessment, resolution, testing, and certification of critical and key third parties by the end of May 1999.

   We are currently addressing key level areas of our own operations, which includes information technology, operating equipment with embedded chips or software and products.

  . The inventory phase is approximately 80% complete with an expected completion date of May 31, 1999.

  . The assessment phase is approximately 10% complete, with an expected completion date of June 30, 1999.

  . The resolution phase is expected to be complete by June 30, 1999.

  . The testing and certification phases are expected to be complete by August 31, 1999.

   We are also developing contingency plans, based in part on the assessment results. Development of contingency plans is expected to be complete by August 31, 1999.

   Our failure to complete critical readiness assessments, critical corrective actions or implement viable contingency plans in a timely matter could have a material adverse effect on our business, financial condition and operating results.

   As indicated above, our risk assessment includes understanding the year 2000 readiness of our suppliers. Our risk assessment process associated with suppliers includes soliciting and analyzing responses to questionnaires distributed to these suppliers, as well as onsite interviews with certain critical suppliers. Critical suppliers include a number of suppliers with operations in China, India and Mexico that are our sole source of certain components for tape drives. We have received 100% of responses from an initial survey sent to suppliers and have received 100% of responses from a second follow-up survey sent to those identified as critical suppliers. To further assess year 2000 readiness, we are conducting on-site visits of certain critical suppliers and expect to complete these visits by the end of May 1999.

   The year 2000 readiness of Matsushita-Kotobuki, our hard disk drive manufacturing partner, is of particular importance. Matsushita-Kotobuki implemented a year 2000 compliance project plan in April 1998, similar in content and structure to that employed by us. We have been informed that all of Matsushita-Kotobuki's critical processes, applications and hardware have been tested and certified for year 2000 compliance. Also, we understand that all key and active processes, applications and hardware will be year 2000 compliant and certified by the end of June 1999. We hold regular meetings to verify that Matsushita-Kotobuki is, and will remain, on schedule. Additionally, we are currently performing limited on-site evaluations of Matsushita-Kotobuki operations in Japan, Singapore and Ireland, and expect completion by the end of May 1999. Our reliance on Matsushita-Kotobuki and other critical suppliers, and therefore, on the proper functioning of their information systems and software, means that any failure by these critical suppliers to address year 2000 issues could have a material adverse impact on our business, financial condition and results of operations. Based on the level of risk assessed of critical suppliers, we may develop contingency plans, including the possibility of a planned increase in inventory or other measures.

   We are also working closely with key customers to evaluate their readiness for year 2000 and are currently performing on-site visits as deemed necessary. The ability of customers to deal with year 2000 issues may affect their operations and their ability to order and pay for products. Based on the level of risk assessed, we may develop contingency plans to address possible changes in customer order patterns.

   We believe that third party factors, rather than our internal systems and applications, would be the cause of our most reasonably likely worst case scenario. For example, since we deal heavily with third parties to manufacture and transport products and services, a failure of third party systems could result in a disruption of service, which could result in delays in shipments of our products. For internal systems, we are developing workarounds, which may involve providing manual or other automated processes in lieu of normal procedures.

   Our products are inherently year 2000 compliant; our families of disk drive products have no internal date clocks, and therefore are not impacted by the year 2000 problem. Our DLT tape drives use a four-character string to describe the year and will not be affected by the year 2000 problem. Additionally, we do not need to make any modifications to any disk or tape drive's internal firmware to accommodate the transition to the year 2000. We consider a disk drive or tape product to be year 2000 compliant when used in accordance with our product information. That product will not generate an error in data related to the year change from December 31, 1999 to January 1, 2000. Furthermore, year 2000 compliant products will correctly handle leap years, including leap years beginning January 1, 2000 and thereafter. However, the assessment of whether a complete computer system operates correctly depends on factors such as the operating system, basic input/output systems, software and components, which companies other than Quantum provide.

   Costs incurred to date in addressing the year 2000 issue have been approximately $8.2 million, with $5.5 million and $2.7 million of this cost in the Hard Disk Drive group and the DLT & Storage Systems group, respectively. Based on assessment and resolution projects underway, we currently expect that the total cost of addressing the year 2000 issue, including both incremental spending and redeployed resources, will not exceed $15 million, with $10.3 million and $4.7 million of this cost in the Hard Disk Drive group and the DLT & Storage Systems group, respectively. We expect a majority of the cost to relate to the redeployed resources. However, as the year 2000 efforts continue, we may use third-party vendors or service providers as necessary to assure that we successfully meet program milestones. The costs related to the year 2000 effort in fiscal year 1999 represented approximately 10% of our total information technology budget for the fiscal year and are expected to represent approximately 10% of our total information technology budget for fiscal year 2000. We have not deferred any significant system projects due to the year 2000 program. As our risk assessment and correction activities continue, these costs may change. In addition, our total cost estimate does not include potential costs related to any customer or other claims resulting from our failure to adequately correct year 2000 issues.

   Based on assessment and remediation completed to date, we do not expect any significant disruption to our operations or operating results as a result of year 2000 issues. We are taking all steps we believe are appropriate to identify and resolve any year 2000 issues; however, the extent such issues may affect us is uncertain. We cannot assure you that we will be able to assess, identify and correct year 2000 issues in a timely or successful manner. We also cannot assure you that our suppliers, service providers, customers or other third parties will be year 2000 compliant.

   The foregoing statements regarding our year 2000 plans and our expectations for resolving these issues and the costs associated therewith are forward-looking statements and actual results could vary. The severity of the problems to be resolved within Quantum, the year 2000 issues affecting our suppliers and service providers, and the costs associated with third party consultants and software necessary to address these issues could affect our success in addressing year 2000 issues.

Euro Impact

   We believe that the adoption of a single currency, the Euro, by eleven European countries will not materially affect our business, information systems or consolidated financial position, operating results or cash flows.

Trends and Uncertainties

   The businesses of the DLT & Storage Systems group and the Hard Disk Drive group are subject to a number of trends and uncertainties discussed below.

Trends and Uncertainties Relating to the DLT & Storage Systems Group

 Competition may increase in the tape drive market as a result of large competitors introducing tape drive products based on new technology standards

   The DLT & Storage Systems group competes with companies that develop, manufacture, market and sell tape drive products. The DLT & Storage Systems group's principal competitors include Exabyte, Hewlett-Packard, Seagate, Sony and StorageTek. These competitors are aggressively trying to develop new tape drive technologies that compete more successfully with DLTtape technology. Hewlett-Packard, IBM and Seagate have formed a consortium to develop new linear tape drive products. The DLT & Storage Systems group expects products based on this developing technology standard to target the high-capacity data back-up market and to compete with the DLT & Storage Systems group's products based on Super DLTtape technology. Such competition could have a material adverse impact on the DLT & Storage Systems group's operating results.

 The DLT & Storage Systems group's operating results depend on new product introductions which may not be successful

   To compete effectively, the DLT & Storage Systems group must improve existing products and introduce new products, such as products based on Super DLTtape technology and network attached storage appliances. The DLT & Storage Systems group cannot assure you that:

  . it will introduce any of these new products in the time frame the DLT &
    Storage Systems group currently forecasts;

  . it will not experience technical or other difficulties that could prevent or delay the introduction of these new products;

  . its new products will achieve market acceptance;

  . its new products will be successfully or timely qualified with the DLT &
    Storage Systems group's customers by meeting customer performance and quality specifications. A successful and timely customer qualification must occur before customers will place large product orders; or

  . it will achieve high volume production of these new products in a timely manner, if at all.

   This risk is magnified because the DLT & Storage Systems group expects technological changes, customer requirements and increasing competition could result in declining sales and gross margins on its existing products.

 Reliance on a limited number third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems

   The DLT & Storage Systems group depends on a limited number of suppliers for components and sub-assemblies, including recording heads, media cartridges and integrated circuits, all of which are essential to the manufacture of DLTtape drives and tape libraries. The DLT & Storage Systems group currently purchases the DLTtape media cartridges it sells primarily from Fuji and Maxell. The DLT & Storage Systems group cannot assure you that Fuji or Maxell will continue to supply adequate high quality media cartridges in the future. If component shortages occur, or if the DLT & Storage Systems group experiences quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased. In addition, the DLT & Storage Systems group qualifies only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

 The DLT & Storage Systems group's sole supplier of tape heads is located in China and political instability, trade restrictions or currency fluctuations in China could have an adverse impact on the DLT & Storage Systems group's operating results.

   The DLT & Storage Systems group's sole supplier of tape heads is located in China and political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs, delays in shipment and could have an adverse impact on the DLT & Storage Systems group's operating results.

 The DLT & Storage Systems group's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance

   The DLT & Storage Systems group's quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. Quarterly operating results could be adversely affected by:

  . an inadequate supply of DLTtape media cartridges;

  . customers canceling, deferring or rescheduling significant orders as a result of excess inventory levels or other factors;

  . declines in network server demand; or

  . failure to complete shipments in the last month of a quarter during which a substantial portion of the DLT & Storage Systems group's products are typically shipped.


 A majority of sales come from a few customers and these customers have no minimum or long-term purchase commitments

   The DLT & Storage Systems group's sales are concentrated with a few customers. Customers are not obligated to purchase any minimum product volume and the DLT & Storage Systems group's relationships with its customers are terminable at will. The loss of, or a significant change in demand from, one or more key customers could materially adversely impact the DLT & Storage Systems group's operating results.

 Unpredictable end-user demand may cause excess or insufficient inventories which could result in inventory write-downs or losses and an adverse impact on the DLT & Storage Systems group's customer relationships

   Unpredictable end-user demand, combined with the computer equipment manufacturer trend toward carrying minimal inventory levels, increases the risk that the DLT & Storage Systems group will manufacture and custom configure too much or too little inventory for particular customers. Significant excess inventory could result in inventory write-downs and losses while inventory shortages could adversely impact the DLT & Storage Systems group's relationship with its customers, either of which could adversely impact the DLT & Storage Systems group's operating results.

 The DLT & Storage Systems group does not control licensee pricing or licensee sales of DLTtape media cartridges and as a result the DLT & Storage Systems group's royalty revenue may decline

   The DLT & Storage Systems group receives a royalty fee based on sales of DLTtape media cartridges by Fuji and Maxell. Under the DLT & Storage Systems group's license agreements with Fuji and Maxell, each of the licensees determine the pricing and number of units of DLTtape media cartridges sold by it. As a result, the DLT & Storage Systems group's royalty revenue will vary depending upon the level of sales and prices set by Fuji and Maxell. In addition, lower licensee pricing could require the DLT & Storage Systems group to lower its prices on direct sales of DLTtape media cartridges which would adversely impact the DLT & Storage Systems group's margins for this product.

 Third party infringement claims could result in substantial liability and significant costs

   From time to time, third parties allege the DLT & Storage Systems group's infringement of and need for a license under their patented or other proprietary technology. Adverse resolution of any third party infringement claim could subject the DLT & Storage Systems group to substantial liabilities and require it to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome.

Trends and Uncertainties Relating to the Hard Disk Drive Group

 The Hard Disk Drive group's operating results depend on new product introductions which may not be successful

   To compete effectively, the Hard Disk Drive group must frequently introduce new hard disk drives. The Hard Disk Drive group cannot assure you that:

  . it will successfully or timely develop or market any new hard disk drives in response to technological changes or evolving industry standards;

  . it will not experience technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives;

  . it will successfully qualify new hard disk drives, particularly high-end disk drives, with the Hard Disk Drive group's customers by meeting customer performance and quality specifications. A successful and timely customer qualification must occur before customers will place large product orders;

  . it will quickly achieve high volume production of new hard disk drives;
    or

  . its new products will achieve market acceptance.

These risks are magnified because the Hard Disk Drive group expects technological changes, short product life cycles and intense competitive pressures to result in declining sales and gross margins on its current generation products.

 The Hard Disk Drive group's inability to successfully incorporate giant magneto-resistive recording heads into its hard disk drives would have an adverse impact on product sales

   In calendar year 1999, the Hard Disk Drive group expects increasing industry-wide competition for hard disk drives that incorporate next generation recording head technology known as giant magneto-resistive recording heads. IBM has already commenced shipment of hard disk drives which incorporate giant magneto-resistive recording heads. The Hard Disk Drive group cannot assure you that it will be able to incorporate giant magneto-resistive recording heads into its hard disk drives in a timely manner. If the Hard Disk Drive group is successful in incorporating giant magneto-resistive recording heads into its hard disk drives, the Hard Disk Drive group cannot assure you that such drives will achieve market acceptance.

 The Hard Disk Drive group's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance

   The Hard Disk Drive group's quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. As a result, you should not use the Hard Disk Drive group's past quarterly operating results to predict future performance. Quarterly operating results could be adversely affected by:

  . the ability of Matsushita-Kotobuki, the Hard Disk Drive group's exclusive manufacturer, to quickly achieve high volume production of the Hard Disk Drive group's hard disk drives;

  . customers canceling, deferring or rescheduling significant orders;

  . returns by customers of unsold hard disk drives for credit;

  . decline in PC demand; or

  . failure to complete shipments in the last month of a quarter during which a substantial portion of the Hard Disk Drive group's products are typically shipped.


 The Hard Disk Drive group's prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard disk drives

   End-user demand for the computer systems which contain the Hard Disk Drive group's hard disk drives has historically been subject to rapid and unpredictable fluctuations. As a result, the hard disk drive market tends to experience periods of excess capacity which typically lead to intense price competition. If intense price competition occurs, the Hard Disk Drive group may be forced to lower prices sooner and more than expected and transition to new products sooner than expected. For example, in fiscal year 1999 and the second half of fiscal year 1998, as a result of excess inventory in the desktop hard disk drive market, aggressive pricing and corresponding margin reductions materially adversely impacted the Hard Disk Drive group's operating results. The Hard Disk Drive group experienced similar conditions in the high-end hard disk drive market during most of fiscal years 1998 and 1999.

 Growth of the lower priced PC markets is putting downward pressure on the Hard Disk Drive group's desktop hard disk drive prices and margins

   The recent growth of the lower priced PC market has led to a shift toward lower priced desktop hard disk drives, and to significantly reduced gross margins. The Hard Disk Drive group expects the trend toward lower prices and margins on hard disk drives to continue. If the Hard Disk Drive group is unable to lower the cost of its desktop hard disk drives accordingly, gross margins will continue to decrease.

 Intense competition in the desktop and high-end hard disk drive market could adversely impact the Hard Disk Drive group's operating results

   In the desktop hard disk drive market, the Hard Disk Drive group's primary competitors are Fujitsu, IBM, Maxtor, Samsung, Seagate and Western Digital. The desktop hard disk drive market is characterized by more competitiveness than that seen in the computer industry in general. The Hard Disk Drive group's operating results and competitive position could be negatively impacted by the introduction of competitive products with higher performance, higher reliability and/or lower cost than the Hard Disk Drive group's products.

   In the high-end hard disk drive market, the Hard Disk Drive group's primary competitors are Fujitsu, Hitachi, IBM, Seagate and Western Digital. Currently, Seagate and IBM have the largest market share for high-end hard disk drives. Intense technology and pricing competition has led to losses on the Hard Disk Drive group's high-end hard disk drive products over the past eight quarters. The Hard Disk Drive group does not anticipate that its high-end hard disk drive products will return to profitability prior to shipping its next generation products.

 A majority of sales come from a few customers that have no minimum or long-term purchase commitments

   The Hard Disk Drive group's sales are concentrated with a few customers. Customers are not obligated to purchase any minimum product volume and the Hard Disk Drive group's customer relationships are terminable at will. The loss of, or a significant change in demand from, one or more key the Hard Disk Drive group customers could have a material adverse impact on the Hard Disk Drive group's operating results.

 Because the Hard Disk Drive group depends on Matsushita-Kotobuki for the manufacture of all hard disk drives, adverse material developments in this critical manufacturing relationship would adversely impact the Hard Disk Drive group's operating results

   The Hard Disk Drive group's relationship with Matsushita-Kotobuki is critical to the Hard Disk Drive group's operating results and overall business performance. The Hard Disk Drive group's dependence on Matsushita-Kotobuki includes the following principal risks:

  . Quality and Delivery. The Hard Disk Drive group relies on Matsushita-
    Kotobuki to quickly achieve volume production of new hard disk drives at a competitive cost, to meet the Hard Disk Drive group's stringent quality requirements and to respond quickly to changing product delivery schedules. Failure of Matsushita-Kotobuki to satisfy these requirements could have a material adverse impact on the Hard Disk Drive group's operating results.

  . Purchase Forecasts. Matsushita-Kotobuki's production schedule is based on the Hard Disk Drive group's forecasts of its purchase requirements, and the Hard Disk Drive group has limited rights to modify short-term purchase orders. The failure of the Hard Disk Drive group to accurately forecast its requirements or successfully adjust Matsushita-Kotobuki's production schedule could lead to inventory shortages or surpluses.

  . Pricing. The Hard Disk Drive group negotiates pricing arrangements with
    Matsushita-Kotobuki on a quarterly basis. Any failure to reach competitive pricing arrangements would have a material adverse impact on the Hard Disk Drive group's operating results.

  . Capital Commitment. The Hard Disk Drive group's future growth will require that Matsushita-Kotobuki continue to devote substantial financial resources to property, plant and equipment to support the manufacture of the Hard Disk Drive group's products.

  . Manufacturing Capacity. If Matsushita-Kotobuki is unable or unwilling to meet the Hard Disk Drive group's manufacturing requirements, an alternative manufacturing source may not be available in the near-term.

 Matsushita-Kotobuki depends on a limited number of component and sub-assembly suppliers and component shortages and quality problems or delays from these suppliers could result in increased costs and reduced sales

   Matsushita-Kotobuki depends on a limited number of qualified suppliers for components and sub-assemblies, including recording heads, media and integrated circuits, all of which are essential to the manufacture of the Hard Disk Drive group's hard disk drives. Matsushita-Kotobuki may qualify only a single source for certain components and sub-assemblies, which can magnify the risk of component shortages. Component shortages have constrained the Hard Disk Drive group's sales growth in the past, and the Hard Disk Drive group believes that it will periodically experience component shortages. If Matsushita-Kotobuki experiences quality problems with its component suppliers, the Hard Disk Drive group's hard disk drive shipments could be significantly delayed or costs could be significantly increased.

 Unexpected warranty costs could have a material adverse impact on operating results

   The Hard Disk Drive group warrants its products against defects for a period of one to five years. Actual warranty costs could have a material adverse impact on the Hard Disk Drive group's operating results if the actual unit failure rate or unit repair costs are greater than those for which the Hard Disk Drive group established a warranty accrual.

 Third party infringement claims could result in substantial liability and significant costs

   From time to time, third parties allege the Hard Disk Drive group's infringement of and need for a license under their patented or other proprietary technology. For example, in August 1998 Quantum was named as one of several defendants in a patent infringement lawsuit. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents, which it asserts that the Hard Disk Drive group has infringed. Adverse resolution of the Papst litigation or any other third party infringement claim could subject the Hard Disk Drive group to substantial liabilities and require it to refrain from manufacturing and selling certain products. The Hard Disk Drive group cannot assure you that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained on commercially reasonable terms, or at all. In addition, the costs of litigation could be substantial, regardless of the outcome.

 The Hard Disk Drive group's foreign manufacturing costs could be adversely impacted by fluctuations in currency exchange rates

   Matsushita-Kotobuki generally purchases manufacturing components at prices denominated in U.S. dollars. However, significant increases in currency exchange rates against the U.S. Dollar could increase Matsushita-Kotobuki's manufacturing costs and could result in higher product prices and/or declining margins for the Hard Disk Drive group's products.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   For quantitative and qualitative information about market risk, refer to
Item 8, Notes 1 and 2 of the Notes to Consolidated Financial Statements.

ITEM 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
  Report of Ernst & Young LLP, Independent Auditors.......................  37

  Independent Auditors' Report............................................  38

  Consolidated Statements of Operations for the Years Ended March 31, 1997
   and 1998, and 1999.....................................................  39

  Consolidated Balance Sheets as of March 31, 1998 and 1999...............  40

  Consolidated Statements of Cash Flows for the Years Ended March 31,
   1997, 1998 and 1999....................................................  41

  Consolidated Statements of Stockholders' Equity for the Years Ended
   March 31, 1997, 1998 and 1999..........................................  42

  Notes to Consolidated Financial Statements..............................  43

  Schedule II--Valuation and Qualifying Accounts. . . . . . . . . . . . .
   . . . . . . . . . . . . . . . . . . . . . .                              63

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quantum Corporation

   We have audited the accompanying consolidated balance sheets of Quantum Corporation (the "Company") as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of MKE-Quantum Components LLC ("MKQC"), a forty-nine percent equity investee of the Company, which statements reflect a net loss of $134.8 million for the period from May 16, 1997 (inception) through March 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for MKQC, is based solely on the report of the other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

                                          /s/ Ernst & Young LLP

Palo Alto, California
April 26, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Members
MKE-Quantum Components LLC:

   We have audited the consolidated balance sheet of MKE-Quantum Components LLC and subsidiaries as of March 31, 1998 and the related consolidated statements of operations, members' equity, and cash flows for the period from May 16, 1997 (Inception) through March 31, 1998 not included herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

                                          /s/ KPMG LLP

Boston, Massachusetts
April 14, 1998, except for notes 6(b) and 12
which are as of June 5, 1998

                              QUANTUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                  Year Ended March 31,
                                            ----------------------------------
                                               1997        1998        1999
                                            ----------  ----------  ----------
Revenue.................................... $5,319,457  $5,805,235  $4,902,056
Cost of revenue............................  4,550,716   4,929,714   4,030,718
                                            ----------  ----------  ----------
Gross profit...............................    768,741     875,521     871,338
Operating expenses:
  Research and development.................    291,332     321,741     353,223
  Sales and marketing......................    149,371     169,031     191,126
  General and administrative...............     86,507      89,364      93,750
  Purchased in-process research and
   development.............................         --          --      89,000
                                            ----------  ----------  ----------
                                               527,210     580,136     727,099
                                            ----------  ----------  ----------
Income from operations.....................    241,531     295,385     144,239
Interest income and other, net.............      7,047      34,243      25,107
Interest expense...........................    (47,882)    (32,753)    (27,481)
Loss from investee.........................         --     (66,060)   (142,050)
                                            ----------  ----------  ----------
Income (loss) before income taxes..........    200,696     230,815        (185)
Income tax provision ......................     52,181      60,014      29,350
                                            ----------  ----------  ----------
Net income (loss).......................... $  148,515  $  170,801  $  (29,535)
                                            ==========  ==========  ==========
Net income (loss) per share:
  Basic.................................... $     1.27  $     1.25  $    (0.18)
                                            ==========  ==========  ==========
  Diluted.................................. $     1.04  $     1.07  $    (0.18)
                                            ==========  ==========  ==========
Weighted-average common shares:
  Basic....................................    117,218     136,407     160,670
                                            ==========  ==========  ==========
  Diluted..................................    153,287     166,016     160,670
                                            ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                              March 31,
                                                        ----------------------
                                                           1998        1999
                                                        ----------  ----------
Assets
 Current assets:
  Cash and cash equivalents............................ $  642,150  $  772,368
  Marketable securities................................     71,573      24,426
  Accounts receivable, net of allowance for doubtful
   accounts of $12,928 and $12,130 respectively........    737,928     646,557
  Inventories..........................................    315,035     271,986
  Deferred taxes.......................................    133,981     107,701
  Other current assets.................................    124,670     104,835
                                                        ----------  ----------
 Total current assets..................................  2,025,337   1,927,873

 Property, plant and equipment, less accumulated
  depreciation.........................................    285,159     271,928
 Intangible assets, less accumulated amortization......     24,490     225,567
 Other assets..........................................    103,425      58,228
                                                        ----------  ----------
                                                        $2,438,411  $2,483,596
                                                        ==========  ==========
Liabilities and Stockholders' Equity
 Current liabilities:
  Accounts payable..................................... $  446,243  $  406,369
  Accrued warranty.....................................     74,017      76,905
  Accrued compensation.................................     60,344      73,605
  Income taxes payable.................................     39,777      33,411
  Current portion of long-term debt....................        935       1,024
  Other accrued liabilities............................     78,920      90,691
                                                        ----------  ----------
 Total current liabilities.............................    700,236     682,005

 Deferred taxes........................................     38,668      67,340
 Long-term debt........................................     39,985      56,961
 Convertible subordinated debt.........................    287,500     287,500
 Commitments and contingencies.........................
 Stockholders' equity:
  Common stock, $.01 par value; authorized: 500,000,000
   shares; issued and outstanding: 160,879,171 at March
   31, 1998, and 167,406,738 at March 31, 1999.........      1,609       1,675
  Capital in excess of par value.......................    774,682     884,759
  Retained earnings....................................    597,193     504,206
  Accumulated other comprehensive loss.................     (1,462)       (850)
                                                        ----------  ----------
 Total stockholders' equity............................  1,372,022   1,389,790
                                                        ----------  ----------
                                                        $2,438,411  $2,483,596
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended March 31,
                                                -------------------------------
                                                  1997       1998       1999
                                                ---------  ---------  ---------
Cash flows from operating activities:
 Net income (loss)............................  $ 148,515  $ 170,801  $ (29,535)
 Adjustments to reconcile net income (loss) to
  net cash provided by operations:
 Loss from investee...........................         --     66,060    124,809
 Purchased in-process research and
  development.................................         --         --     89,000
 Depreciation.................................     96,477     78,067     92,522
 Amortization.................................     27,959     13,532     20,413
 Deferred taxes...............................      9,081     (6,001)    22,904
 Compensation related to stock incentive
  plans.......................................      2,391      4,236      5,636
 Changes in assets and liabilities:
  Accounts receivable.........................   (176,370)   149,549    114,792
  Inventories.................................    206,736    (62,233)    67,149
  Accounts payable............................      3,240    (55,826)   (56,211)
  Income taxes payable........................     (9,841)     8,624     (6,367)
  Accrued warranty............................     32,700    (20,972)     2,037
  Other assets and liabilities................    (28,189)   (61,485)    16,740
                                                ---------  ---------  ---------
Net cash provided by operating activities.....    312,699    284,352    463,889
                                                ---------  ---------  ---------
Cash flows from investing activities:
 Purchases of marketable securities...........         --    (71,573)   (78,145)
 Maturities of marketable securities..........         --         --    125,292
 Purchases of equity securities/minority
  interest....................................     (6,132)   (15,000)    (1,750)
 Acquisition of intangible assets.............         --    (25,850)        --
 Proceeds from sale of interest in recording
  heads operations............................         --     94,000         --
 Investment in property and equipment.........   (174,977)  (149,749)  (115,662)
 Proceeds from disposition of property and
  equipment...................................      9,665      5,962        143
 Proceeds from repayment of note receivable...         --     18,000         --
                                                ---------  ---------  ---------
Net cash used in investing activities.........   (171,444)  (144,210)   (70,122)
                                                ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from long-term credit facilities....    330,091         --     33,545
 Proceeds from mortgage loan..................     42,105         --         --
 Purchase of treasury stock...................         --         --   (305,287)
 Principal payments on long-term credit
  facilities..................................   (378,339)  (180,977)   (34,090)
 Proceeds from issuance of common stock.......     45,261     50,360     42,283
 Proceeds from issuance of convertible
  subordinated notes..........................         --    287,500         --
                                                ---------  ---------  ---------
Net cash provided by (used in) financing
 activities...................................     39,118    156,883   (263,549)
                                                ---------  ---------  ---------
Increase in cash and cash equivalents.........    180,373    297,025    130,218
Cash and cash equivalents at beginning of
 period.......................................    164,752    345,125    642,150
                                                ---------  ---------  ---------
Cash and cash equivalents at end of period....  $ 345,125  $ 642,150  $ 772,368
                                                =========  =========  =========
Supplemental disclosure of cash flow
 information:
 Conversion of debentures to common stock.....  $ 132,893  $ 241,350         --
                                                =========  =========  =========
 Note received on disposition of property and
  equipment...................................  $  18,000         --         --
                                                =========  =========  =========
 Issuance of redeemable preferred stock as
  part of minority interest acquisition.......  $   3,888         --         --
                                                =========  =========  =========
 Conversion of redeemable preferred stock to
  common stock................................         --  $   3,888         --
                                                =========  =========  =========
 Cash paid during the year for:
 Interest.....................................  $  48,500  $  29,030  $  26,721
                                                =========  =========  =========
 Income taxes.................................  $   9,171  $  62,615  $   2,718
                                                =========  =========  =========

          See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                Accumulated
                           Common Stock   Capital in               Other
                          --------------- Excess of  Retained  Comprehensive Treasury
                          Shares   Amount Par Value  Earnings  Income (Loss)   Stock      Total
                          -------  ------ ---------- --------  ------------- ---------  ----------
Balances at March 31,
 1996...................  108,392  $1,082  $265,864  $277,877     $    --    $      --  $  544,823
Net income..............       --      --        --   148,515          --           --     148,515
Conversion of
 subordinated
 debentures.............   14,644     146   131,118        --          --           --     131,264
Shares issued under
 employee stock purchase
 plan...................    3,216      32    17,370        --          --           --      17,402
Shares issued under
 employee stock option
 plans, net.............    4,612      48    27,811        --          --           --      27,859
Compensation expense and
 other..................       --      --     5,299        --          --           --       5,299
Tax benefits related to
 stock option plans.....       --      --    11,030        --          --           --      11,030
                          -------  ------  --------  --------     -------    ---------  ----------
Balances at March 31,
 1997...................  130,864   1,308   458,492   426,392          --           --     886,192
Comprehensive income:
 Net income.............       --      --        --   170,801          --           --     170,801
 Other comprehensive
  loss--foreign currency
  translation
  adjustments...........       --      --        --        --      (1,462)          --      (1,462)
                                                                                        ----------
Comprehensive income....       --      --        --        --          --           --     169,339
Conversion of
 subordinated
 debentures.............   21,626     216   236,506        --          --           --     236,722
Conversion of Series B
 preferred shares.......      180       2     3,886        --          --           --       3,888
Shares issued under
 employee stock purchase
 plan...................    3,454      35    21,442        --          --           --      21,477
Shares issued under
 employee stock option
 plans, net.............    4,755      48    28,835        --          --           --      28,883
Compensation expense and
 other..................       --      --     4,236        --          --           --       4,236
Tax benefits related to
 stock option plans.....       --      --    21,285        --          --           --      21,285
                          -------  ------  --------  --------     -------    ---------  ----------
Balances at March 31,
 1998...................  160,879   1,609   774,682   597,193      (1,462)          --   1,372,022
Comprehensive loss:
 Net loss...............       --      --        --   (29,535)         --           --     (29,535)
 Other comprehensive
  income--foreign
  currency translation
  adjustments...........       --      --        --        --         612           --         612
                                                                                        ----------
Comprehensive loss......       --      --        --        --          --           --     (28,923)
Shares issued under
 employee stock purchase
 plan...................    2,555      26    24,014        --          --           --      24,040
Shares issued under
 employee stock option
 plans, net.............    2,502      25    18,218        --          --           --      18,243
Treasury shares
 repurchased............  (15,477)     --        --        --          --     (305,287)   (305,287)
Treasury shares reissued
 for ATL acquisition....   15,477      --        --   (63,452)         --      305,287     241,835
New shares issued for
 ATL acquisition........    1,471      15    22,973        --          --           --      22,988
Conversion of ATL stock
 options................       --      --    22,367        --          --           --      22,367
Compensation expense and
 other..................       --      --     5,636        --          --           --       5,636
Tax benefits related to
 stock option plans.....       --      --    16,869        --          --           --      16,869
                          -------  ------  --------  --------     -------    ---------  ----------
Balances at March 31,
 1999...................  167,407  $1,675  $884,759  $504,206     $  (850)   $      --  $1,389,790
                          =======  ======  ========  ========     =======    =========  ==========


          See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

   Nature of Business. Quantum operates its business through two separate groups: the DLT & Storage Systems group and the Hard Disk Drive group as described below.

   The DLT & Storage Systems group designs, develops, manufactures, licenses and markets DLTtape drives and media, tape libraries and solid state storage systems. DLTtape is the DLT & Storage Systems group's half-inch tape technology that is the de facto industry standard for data backup in the mid-range server market.

   The Hard Disk Drive Group designs desktop hard disk drives to meet the storage requirements of entry-level to high-end desktop PCs in home and business environments. The Hard Disk Drive Group also designs high-end hard disk drives for the storage needs of network servers, workstations and storage sub-systems.

   Financial Statement Presentation. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to current presentation.

   Use of Estimates. The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

   Revenue Recognition. Revenue from sales of products is recognized on shipment to customers, with provision made for estimated returns. The Company accrues royalty revenue based on licensees' sales that incorporate certain licensed technology.

   Foreign Currency Translation and Transactions. Assets, liabilities, and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of the Company's material foreign operations, the functional currency is the U.S. Dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. Dollar. The resulting gains or losses are reported as a component of other comprehensive income (loss) within stockholders' equity. Although close to half of the Company's sales are made to customers in non-U.S. locations and all of the Company's hard disk drive products are manufactured in Japan, Singapore and Ireland by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), a majority of the Company's material transactions are denominated in U.S. dollars. Accordingly, transaction gains or losses have been immaterial to the Company's consolidated financial statements for all years presented. The effect of foreign currency exchange rate fluctuations on cash was also immaterial for the years presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income.

   Foreign Exchange Contracts. The effect of foreign currency rate changes on the remeasurement of certain assets and liabilities denominated in a foreign currency are managed using foreign currency forward exchange contracts. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method. Foreign currency forward exchange contracts are carried on the balance sheet at fair value, with changes in that value recognized in other income.

                              QUANTUM CORPORATION

   Net Income (Loss) Per Share. The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 established new requirements for computing and presenting earnings per share. Under the new requirements, the method previously used to compute earnings per share is changed and all prior periods presented have been restated to conform to the new requirements. The new requirements eliminate primary and fully diluted earnings per share. As a result, under the new requirements, basic net income (loss) per share excludes any dilutive effect of stock options. Also, the dilutive effect of stock options used to compute diluted net income (loss) per share is based on the average market price of the Company's common stock for the period.

   Cash Equivalents and Marketable Securities. The Company considers all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. The Company's marketable securities have maturities of more than 90 days at the time of purchase.

   The Company has classified all cash equivalents and marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value with material unrealized gains and losses reported in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in other income or expense. The cost of securities sold is based on the specific identification method.

   Concentration of Credit Risk. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations.

   The Company invests its excess cash in deposits with major banks and in money market funds and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal risk. The Company has not experienced any material losses on its investments. The Company limits the amount of credit exposure to any one issuer and to any one type of investment.

   Investments in Joint Ventures and Other Entities. Investments in joint ventures and other entities are recorded in other assets. Investments in joint ventures are accounted for by the equity method. Dividends are recorded as a reduction of the carrying value of the investment when received.

   Investments in other entities (less-than-20-percent-owned companies) that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. These valuation losses are recorded in other income when identified. Dividends are recorded in other income when received.

   Inventories. Inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis.

   Property, Plant and Equipment. Property, plant and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for machinery, equipment, furniture, and leasehold improvements; and twenty-five years for buildings) or the lease term.

   Acquired Intangibles. Goodwill and other acquired intangible assets are being amortized over their estimated useful lives, which range from two to fifteen years. The accumulated amortization at March 31, 1998

                              QUANTUM CORPORATION
and 1999 was $23 million and $18 million, respectively. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually.

   Warranty Expense. The Company generally warrants its products against defects for a period of one to five years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped and revenue recognized.

   Advertising Expense. The Company accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising expense for the years ended March 31, 1997, 1998 and 1999, was $35 million, $41 million, and $46 million, respectively.

   Stock-Based Compensation. The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations ("APB Opinion No. 25").

   Risks and Uncertainties. As is typical in the information storage industry, a significant portion of the Company's customer base is concentrated with a small number of OEMs, and the Company is not able to predict whether there will be any significant change in the demand for its customers' products. The loss of any one of the Company's more significant customers could have a material adverse effect on the Company's results of operations. A limited number of disk and tape drive storage products make up a significant majority of the Company's sales, and due to increasingly rapid technological change in the industry, the Company's future depends on its ability to develop and successfully introduce new products. Quantum utilizes a third party, MKE, to manufacture all of the products it sells. The Company relies on MKE's ability to bring new products rapidly to volume production and to meet stringent quality standards. MKE manufactures Quantum's drives in Japan, Singapore, and Ireland. If MKE were unable to satisfy Quantum's production requirements, the Company would not have an alternative source to meet the demand for its products without substantial delay and disruption to its operations. The actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if the actual rate of unit failure or the cost to repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

   Comprehensive Income. In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and has been implemented by the Company.

   Segment Information. In June 1997, The FASB released Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 changes the way companies report selected segment information in annual financial statements and also requires companies to report selected segment information in interim financial reports to stockholders. SFAS 131 has been implemented by the Company.

                              QUANTUM CORPORATION

Note 2 Financial Instruments

 Available-For-Sale Securities

   The following is a summary of available-for-sale securities, all of which are classified as cash equivalents and marketable securities:

                                            March 31, 1998     March 31, 1999
                                          ------------------ ------------------
                                          Amortized   Fair   Amortized   Fair
                                            Cost     Value     Cost     Value
                                          --------- -------- --------- --------
                                                     (In thousands)
     Certificates of deposit............  $411,700  $411,700 $499,400  $499,400
     Money market funds.................        --        --  125,200   125,200
     Corporate commercial paper and bank
      notes.............................   103,346   103,339   58,484    58,486
     U.S. Treasury securities and
      obligations of U.S. government
      agencies..........................   165,364   165,360  100,589   100,589
     Other..............................     4,613     4,613    5,121     5,121
                                          --------  -------- --------  --------
                                          $685,023  $685,012 $788,794  $788,796
                                          ========  ======== ========  ========

     Included in cash and cash
      equivalents.......................  $613,450  $613,450 $764,368  $764,368
     Included in marketable securities..    71,573    71,562   24,426    24,428
                                          --------  -------- --------  --------
                                          $685,023  $685,012 $788,794  $788,796
                                          ========  ======== ========  ========

   The difference between the amortized cost of available-for-sale securities and fair value was immaterial at March 31, 1998 and 1999, and therefore no gross unrealized gains or losses were recorded in stockholders' equity. The estimated fair value of available-for-sale securities is based on market quotations. There were no sales of available-for-sale securities in fiscal years 1998 or 1999. At March 31, 1999, the average available-for-sale portfolio duration was approximately 20 days, and no security had a maturity longer than one year.

 Derivative Financial Instruments

   Foreign Exchange--Asset and Liability Management. During the periods covered by the financial statements, the Company utilized foreign currency forward exchange contracts to manage the effects of foreign currency remeasurement arising from certain assets and liabilities denominated in a foreign currency. The gains and losses from market rate changes on these contracts, which are intended to offset the losses and gains on certain foreign currency denominated assets and liabilities, are recorded monthly in other income.

                              QUANTUM CORPORATION

   The following is a summary of foreign currency forward contracts held for asset and liability management purposes:

                                                         March 31,
                                            -----------------------------------
                                                  1998              1999
                                            ----------------- -----------------
                                             (In millions, except for forward
                                                          rates)
     Currency to be sold................... Yen               Yen
     Maturity dates........................ April-May 1998    April-May 1999
     Foreign currency notional amount...... 1,600 yen         2,900 yen
     Weighted average forward rate......... 132.23            119.06
     U.S. dollar notional amount........... $12.1             $24.4
     U.S. dollar equivalent................ $12.3             $24.5
     Fair value............................ $(0.2)            $(0.1)
                                                         March 31,
                                            -----------------------------------
                                                  1998              1999
                                            ----------------- -----------------
                                             (In millions, except for forward
                                                          rates)
     Currency to be purchased.............. Swiss Franc       Swiss Franc
     Maturity dates........................ April 1998        April 1999
     Foreign currency notional amount...... 26.5 Swiss Francs 22.0 Swiss Francs
     Weighted average forward rate......... 1.51              1.49
     U.S. dollar notional amount........... $17.5             $14.8
     U.S. dollar equivalent................ $17.4             $14.8
     Fair value............................ $(0.1)            $ --

   The fair values for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying Yen or Swiss Francs at the balance sheet dates. The Company generally does not require collateral from the counterparties to foreign currency forward contracts.

 Carrying Amount and Fair Values of Financial Instruments

   The estimated fair value of the Company's borrowings are summarized as follows:

                                                     March 31,
                               -----------------------------------------------------
                                          1998                       1999
                               -------------------------- --------------------------
                               Carrying Amount Fair Value Carrying Amount Fair Value
                               --------------- ---------- --------------- ----------
                                                   (In millions)
     Convertible subordinated
      debt...................      $287.5        $281.8       $287.5        $254.6
     Revolving credit line...          --            --         18.0          18.0
     Mortgage loan...........        40.9          41.8         40.0          40.8

   The fair values for the convertible subordinated debt were based on the quoted market price at the balance sheet dates. Fair value for the revolving credit agreement approximated its carrying amount, since interest rates on these borrowings are adjusted periodically to reflect market interest rates. The fair values of the mortgage loan were based on the estimated present value of the remaining payments, utilizing risk-adjusted market interest rates of similar instruments at the balance sheet dates.

                              QUANTUM CORPORATION

Note 3 Inventories

   Inventories consisted of:

                                                                  March 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
                                                               (In thousands)
     Materials and purchased parts........................... $ 53,894 $ 62,342
     Work in process.........................................   44,303   27,531
     Finished goods..........................................  216,838  182,113
                                                              -------- --------
                                                              $315,035 $271,986
                                                              ======== ========

   In fiscal year 1998, the Company recorded a $103 million charge to cost of revenue related to the transition to a new generation of its high-end disk drive products, primarily for inventory write-offs and adjustments and losses related to firm inventory purchase commitments.

Note 4 Property, Plant and Equipment

   Property, plant and equipment consisted of:

                                                                 March 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                                                              (In thousands)
     Machinery and equipment................................ $328,402  $365,795
     Furniture and fixtures.................................   31,307    33,330
     Buildings and leasehold improvements...................  140,629   159,470
     Land...................................................    5,302     4,950
                                                             --------  --------
                                                              505,640   563,545
     Less accumulated depreciation and amortization......... (220,481) (291,617)
                                                             --------  --------
                                                             $285,159  $271,928
                                                             ========  ========

Note 5 Business Combination

   On September 28, 1998, the Company completed the acquisition of ATL. ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip(TM) automation technology. The acquisition has been accounted for as a purchase with a total cost of $335 million. The acquisition was completed with the issuance of 16.9 million shares of Quantum common stock valued at $265 million on the date of acquisition in exchange for all outstanding shares of ATL, the conversion of outstanding ATL stock options into options valued at $22 million to purchase 1.8 million shares of Quantum common stock and the assumption of $45 million of ATL liabilities. The Company also recognized deferred tax liabilities of $33 million. ATL's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

   The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to the following identifiable intangible assets: goodwill, trademarks and trade names, original equipment manufacturer and value added reseller customer relationships, non-compete agreements, workforce in place, developed technology and in-process research and development. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future

                              QUANTUM CORPORATION
use. Therefore, the Company has expensed $89 million of the purchase price as in-process research and development. The remaining identifiable intangible assets will be amortized on a straight-line basis over periods ranging from two to fifteen years.

   The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 20%, which represents a premium to the Company's cost of capital. The expected revenue assumes an average compound annual revenue growth rate of 37% during fiscal years 1999 to 2007. Expected total revenue from the purchased in-process projects peak in fiscal year 2002 and then begin to decline as other new products are expected to be introduced. These projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. If products are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

   The following unaudited pro forma information has been prepared assuming that the acquisition had taken place at the beginning of fiscal year 1998. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods, nor is it necessarily indicative of results that may occur in the future.

                                                           Year Ended Year Ended
                                                           March 31,  March 31,
                                                              1998       1999
                                                           ---------- ----------
                                                              (In thousands)
     Revenue.............................................. $5,866,237 $4,942,367
     Net income .......................................... $  152,345 $   48,755
     Net income per share:
       Basic.............................................. $     1.10 $     0.30
       Diluted............................................ $     0.95 $     0.28

Note 6 Loss from Investee

   On May 16, 1997, the Company sold a controlling interest in its recording heads operations to MKE, thereby forming a recording heads joint venture with MKE, MKE-Quantum Components LLC ("MKQC"). The operations were involved in the research, development, and manufacture of MR recording heads used in the Company's hard disk drive products manufactured by MKE.

   Quantum contributed recording heads assets and operations, and leased certain premises to MKQC. The recording heads assets that Quantum contributed to MKQC consisted of inventory, equipment, accounts receivable, and intangibles, which aggregated $211 million. MKQC assumed $51 million of debt payable to Quantum and assumed $24 million of third-party liabilities. MKE paid Quantum $94 million and contributed $110 million to MKQC in exchange for a 51% majority ownership interest in MKQC. Quantum retained a 49% minority ownership interest in MKQC. Quantum employees who were involved in the recording heads operations became employees of MKQC.

   MKE and the Company shared pro rata in MKQC's results of operations and agreed to share pro rata in any capital funding requirements.

                              QUANTUM CORPORATION

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

Summarized Financial Information

   The following is summarized financial information for MKQC:

                                                                  Period from
                                                                May 16, 1997, to
                                                                 March 31, 1998
                                                                ----------------
                                                                 (In thousands)
     Revenue...................................................    $ 165,775
     Gross profit (loss).......................................      (43,677)
     Loss from operations......................................     (131,693)
     Net loss..................................................     (134,816)
                                                                 March 31, 1998
                                                                ----------------
     Current assets............................................    $  49,520
     Noncurrent assets.........................................      213,230
     Current liabilities.......................................       94,707
     Note payable to Quantum...................................       50,823
     Other noncurrent liabilities..............................       14,964

   On October 28, 1998, the Company and MKE agreed to dissolve MKQC because MKQC had not been able to produce MR recording heads on a cost-effective basis. In connection with the dissolution, MKE has taken control and ownership of MKQC's manufacturing operations in Batam, Indonesia; MKQC's domestic operations have ceased; and its domestic assets are in liquidation. In the third quarter of fiscal year 1999, the Company recorded a $101 million loss from investee which includes a write-off of Quantum's investment in MKQC; a write-down of Quantum's interest in facilities in Louisville, Colorado, and Shrewsbury, Massachusetts that were occupied by MKQC; warranty costs resulting from MR recording heads manufactured by MKQC; and Quantum's 49% pro rata share in funding MKQC's repayment of its obligations, bank debt, accounts payable, and other liabilities through June 1999 when the liquidation of MKQC is expected to be completed.

   MKQC's net loss for the six months ended September 27, 1998 was $84 million on revenue of $62 million. The Company's 49% interest in this net loss was $41 million.

                              QUANTUM CORPORATION

Note 7 Credit Agreements, Long-Term Debt and Convertible Subordinated Debt

   Quantum's debt includes the following:

                                                                  March 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
                                                               (In thousands)
   7% convertible subordinated notes........................  $287,500 $287,500
   Revolving credit line, 6.0% average rate, payable through
    June 2000...............................................        --   18,000
   Mortgage.................................................    40,920   39,985
                                                              -------- --------
                                                               328,420  345,485
   Less short-term portion of debt..........................       935    1,024
                                                              -------- --------
   Total long-term debt and convertible subordinated debt...  $327,485 $344,461
                                                              ======== ========

   In June 1997, the Company entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio, or a base rate, with option periods of one to six months. As of March 31, 1998 and March 31, 1999, there was no outstanding balance drawn on this line.

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

   In September 1996, the Company entered into a $42 million mortgage related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years, with monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term. The debt is secured by specified real estate.

   Payments required on long-term debt outstanding at March 31, 1999, are $1.0 million in fiscal year 2000, $1.1 million in fiscal year 2001, $1.2 million in fiscal year 2002, $1.3 million in fiscal year 2003 and $1.5 million in fiscal year 2004.

   In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line. The revolving credit line is co-terminous with the Company's $500 million revolving credit line, expiring in June 2000. At the option of ATL, borrowings under the revolving credit line bear interest at either LIBOR plus a margin determined by a total funded debt ratio of the Company, or a base rate, with option periods of one to six months. At March 31, 1999, $18 million was outstanding on ATL's revolving credit line.

Note 8 Redeemable Preferred Stock

   In fiscal year 1998, the holder of the 90,000 shares of Redeemable Convertible Participating Series B Preferred Stock exercised its right to convert the shares to Quantum common stock. The Company issued 180,000 shares of its common stock pursuant to the conversion.

                              QUANTUM CORPORATION

Note 9 Stock Incentive Plans

   Long-Term Incentive Plan. The Company has a Long-Term Incentive Plan (the "Plan") that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as "options") to employees, consultants, officers and affiliates of the Company. The Plan has available and reserved for future issuance 19.2 million shares and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 1999, were 529,000 shares. Options under the Plan expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plan generally vests over two to three years. In fiscal years 1997, 1998 and 1999, the Company recorded compensation expense of $1,916,000, $3,179,000 and $3,211,000, respectively, related to restricted stock granted pursuant to stock purchase rights under the Plan. The number of shares of restricted stock granted under the Plan were 354,290 shares, 65,500 shares and 157,200 shares in fiscal years 1997, 1998 and 1999, respectively, at an exercise price of $.01.

   Stock Option Plans. The Company has Stock Option Plans (the "Plans") under which 5.1 million shares of common stock was reserved for future issuance at March 31, 1999 to employees, officers and directors of the Company. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value, and accordingly no compensation accounting has been required at the original date of grant. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years. At March 31, 1999, options with respect to 470,000 shares were available for grant.

   Stock Option Summary Information. A summary of activity relating to the Long-Term Incentive Plan and the Stock Option Plans follows:

                                               Year Ended March 31,
                          ------------------------------------------------------------------
                                  1997                   1998                  1999
                          ---------------------- --------------------- ---------------------
                                   Weighted-Avg.         Weighted-Avg.         Weighted-Avg.
                          Options    Exercise    Shares    Exercise    Shares    Exercise
                          (000s)       Price     (000s)      Price     (000s)      Price
                          -------  ------------- ------  ------------- ------  -------------
Outstanding at beginning
 of period..............  16,746       $6.75     16,354     $ 7.52     17,005     $12.09
Granted.................   5,850       $8.59      6,163     $19.80     10,781     $21.51
Canceled................  (1,564)      $7.94       (718)    $14.11     (1,880)    $22.63
Exercised...............  (4,678)      $5.97     (4,794)    $ 6.10     (2,530)    $ 7.23
                          ------                 ------                ------
Outstanding at end of
 period.................  16,354       $7.52     17,005     $12.09     23,376     $14.68
                          ======                 ======                ======
Exercisable at end of
 period.................   8,514       $6.53      8,332     $ 8.84     11,786     $10.65
                          ======                 ======                ======

   The range of exercise prices for options outstanding at March 31, 1999 was $2.17 to $30.81. Compensation expense of $475,000, $1,057,000 and $2,188,000 was recorded in fiscal years 1997, 1998 and 1999, respectively, on accelerated stock options under the Plans.

                              QUANTUM CORPORATION

   The following tables summarize information about options outstanding at March 31, 1999:

                                                 Outstanding Options
                              ----------------------------------------------------------
                              Shares Outstanding at  Weighted-Average
                                 March 31, 1999         Remaining       Weighted-Average
     Range of Exercise Prices         (000s)         Contractual Life    Exercise Price
     ------------------------ --------------------- -----------------   ----------------
     $ 2.17 -- $ 8.75                 7,842                6.09              $ 6.23
     $ 8.78 -- $19.81                 7,816                7.88              $15.37
     $20.19 -- $30.81                 7,718                9.28              $22.56
                                     ------
                                     23,376                7.74              $14.68
                                     ======

                                                 Options Exercisable
                                        -------------------------------------------
                                            Shares
                                        Exercisable at
                                        March 31, 1999             Weighted-Average
         Range of Exercise Prices           (000s)                  Exercise Price
         ------------------------       --------------             ----------------
         $ 2.17 -- $ 8.75                    6,576                      $ 6.24
         $ 8.78 -- $19.81                    4,095                      $14.28
         $20.19 -- $30.81                    1,115                      $23.30
                                            ------
                                            11,786                      $10.65
                                            ======

   Expiration dates ranged from May 8, 1999 to May 1, 2009 for options outstanding at March 31, 1999. Prices for options exercised during the three-year period ended March 31, 1999, ranged from $0.01 to $23.94. Proceeds received by the Company from exercises are credited to common stock and capital in excess of par value.

   Completing the acquisition of ATL included the conversion of outstanding ATL stock options into options to purchase 1.8 million shares of Quantum common stock. These options relate to the Company's assumption of ATL's 1996 Stock Incentive Plan and 1997 Stock Incentive Plan, collectively referred to as the "ATL Plans." Under the terms of the ATL Plans, eligible key employees, directors and consultants received options to purchase shares of ATL's previously outstanding common stock at prices not less than 100% for incentive stock options and not less than 85% for nonqualified stock options of the fair value on the date of grant as determined by ATL's Board of Directors. Options under ATL Plans vest over a three year period and expire ten years after date of grant or 90 days after termination of employment. Subsequent to completing the acquisition of ATL, no additional grants may be made from the ATL Plans. See Note 5 for more information on the acquisition of ATL.

   Stock Purchase Plan. The Company has an employee stock purchase plan (the "Purchase Plan") that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 22.8 million shares authorized to be issued under the plan, 1,366,000 shares were available for issuance at March 31, 1999. Employees purchased 3,216,000 shares, 3,454,000 shares, and 2,555,000 shares under the Purchase Plan in fiscal years 1997, 1998, and 1999, respectively. The weighted average exercise price of stock purchased under the Purchase Plan was $5.41, $6.22 and $9.41 in fiscal years 1997, 1998, and 1999, respectively.

   Pro forma information. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Long-Term Incentive Plan, Stock Option Plans, and the Stock Purchase Plan, collectively called "options") granted subsequent to March 31, 1995, under the fair value method of that statement.

                              QUANTUM CORPORATION

   The fair value of options granted in fiscal years 1997, 1998 and 1999 reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                  Long-Term Incentive Plan
                                   and Stock Option Plans                Stock Purchase Plan
                             ----------------------------------- -----------------------------------
                             Fiscal 1997 Fiscal 1998 Fiscal 1999 Fiscal 1997 Fiscal 1998 Fiscal 1999
                             ----------- ----------- ----------- ----------- ----------- -----------
   Option life (in years)..      2.9         2.9         3.1         0.8         1.6         1.4
   Risk-free interest
    rate...................      6.0%       6.25%       5.52%        6.0%       6.13%       5.85%
   Stock price volatility..      .50         .56         .61         .50         .53         .56
   Dividend yield..........       --          --          --          --          --          --

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

   The following is a summary of weighted-average grant date fair values:

                                            Weighted-Average Grant Date Fair
                                                          Value
                                           -----------------------------------
                                           Fiscal 1997 Fiscal 1998 Fiscal 1999
                                           ----------- ----------- -----------
     Options granted under the Long-Term
      Incentive
      Plan and Stock Option Plans.........   $ 3.67      $ 8.39      $ 9.86
     Restricted stock granted under the
      Long-Term
      Incentive Plan......................   $14.28      $23.68      $22.40
     Shares granted under the Stock
      Purchase Plan.......................   $ 2.46      $ 3.56      $ 4.86

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma net income (loss) and net income (loss) per share follows:

                                                       Year Ended March 31,
                                                    --------------------------
                                                      1997     1998     1999
                                                    -------- -------- --------
     Net income (loss) (in thousands).............. $132,678 $139,907 $(83,964)
                                                    ======== ======== ========
     Net income (loss) per share:
       Basic....................................... $   1.13 $   1.03 $  (0.52)
                                                    ======== ======== ========
       Diluted..................................... $   0.93 $   0.88 $  (0.52)
                                                    ======== ======== ========

   As SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until fiscal year 2001.

                              QUANTUM CORPORATION

Note 10 Common Stock and Stockholder Rights Plan

   Effective April 28, 1997, the number of authorized shares of common stock increased to 500,000,000 from 150,000,000. The number of authorized shares of Preferred Stock is 4,000,000.

   The Company has a stockholder rights plan (the "Rights Plan") that provides existing stockholders with the right to purchase 1/1000 preferred share for each common share held in the event of certain changes in Quantum's ownership. Subject to certain exceptions, if any person or group becomes the beneficial owner of 20% or more of the outstanding common stock each right will entitle its holder to purchase 1/1000 preferred share or, under certain circumstances, shares of common stock with a market value twice the exercise price of the right. The Rights Plan may serve as a deterrent to takeover tactics that are not in the best interests of stockholders. There are 1,000,000 preferred shares reserved for issuance under the Rights Plan.

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

   The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                      Year Ended March 31,
                                                   --------------------------
                                                     1997     1998     1999
                                                   -------- -------- --------
                                                   (In thousands, except per
                                                          share data)
Numerator:
 Numerator for basic net income (loss) per share--
  income (loss) available to common stockholders.. $148,515 $170,801 $(29,535)
 Effect of dilutive securities:
 6 3/8% convertible subordinated debentures.......    3,135       --       --
 5% convertible subordinated debentures...........    7,240    6,668       --
                                                   -------- -------- --------
 Numerator for diluted net income (loss) per
  share--income (loss) available to common
  stockholders.................................... $158,890 $177,469 $(29,535)
                                                   ======== ======== ========
Denominator:
 Denominator for basic net income (loss) per
  share--weighted average shares..................  117,218  136,407  160,670
 Effect of dilutive securities:
 Outstanding options..............................    5,388    9,600       --
 Series B preferred stock.........................       23       90       --
 6 3/8% convertible subordinated debentures.......    9,032       --       --
 5% convertible subordinated debentures...........   21,626   19,919       --
                                                   -------- -------- --------
Denominator for diluted net income (loss) per
 share--adjusted weighted average shares and
 assumed conversions..............................  153,287  166,016  160,670
                                                   ======== ======== ========
 Basic net income (loss) per share................ $   1.27 $   1.25 $  (0.18)
                                                   ======== ======== ========
 Diluted net income (loss) per share.............. $   1.04 $   1.07 $  (0.18)
                                                   ======== ======== ========

                              QUANTUM CORPORATION

   The computation of diluted net income (loss) per share in fiscal years 1998 and 1999 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares at a conversion price of $46.325 per share, because the effect would have been anti-dilutive.

   Options to purchase 23,376,499 shares of common stock were outstanding at March 31,1999. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the fiscal year ended March 31, 1999, because the effect would have been anti-dilutive.

Note 12 Savings and Investment Plan

   Substantially all of the regular domestic employees are eligible to make contributions to the Company's 401(k) savings and investment plan. The Company matches a percentage of the employees' contributions and may also make additional discretionary contributions to the plan. Company contributions were $5 million, $6 million and $7 million, in fiscal years 1997, 1998 and 1999, respectively.

Note 13 Income Taxes

   The income tax provision consists of the following:

                                                      Year Ended March 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
                                                         (In thousands)
     Federal: Current...........................   $ 13,344  $ 19,343  $(15,431)
              Deferred..........................    (10,289)   12,396    26,392
                                                   --------  --------  --------
                                                      3,055    31,739    10,961
                                                   --------  --------  --------
     State:   Current...........................      9,669    19,814     3,856
              Deferred..........................      1,441   (17,803)       22
                                                   --------  --------  --------
                                                     11,110     2,011     3,878
                                                   --------  --------  --------
     Foreign: Current...........................     20,088    26,857    18,021
              Deferred..........................     17,928      (593)   (3,510)
                                                   --------  --------  --------
                                                     38,016    26,264    14,511
                                                   --------  --------  --------
     Income tax provision........................  $ 52,181  $ 60,014  $ 29,350
                                                   ========  ========  ========

   The tax benefits associated with nonqualified stock options, disqualifying dispositions of incentive stock options, and employee stock purchase plan shares reduce taxes currently payable as shown above by $11 million, $21 million, and $17 million in fiscal years 1997, 1998, and 1999, respectively. Such benefits are credited to capital in excess of par value when realized.

                              QUANTUM CORPORATION

   The Company's income tax provision differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as follows:

                                                     Year Ended March 31,
                                                    -------------------------
                                                     1997     1998     1999
                                                    -------  -------  -------
                                                        (In thousands)
     Tax at federal statutory rate................. $70,243  $80,788  $   (65)
     State income tax, net of federal benefit......   7,222    1,307    2,521
     Research and development credit...............      --   (7,680)  (2,265)
     Foreign earnings taxed at less than U.S.
      rates........................................ (17,169) (15,813)  (5,004)
     Valuation allowance...........................  (8,431)      --       --
     Acquired ATL in-process research and
      development..................................      --       --   31,150
     Other items...................................     316    1,412    3,013
                                                    -------  -------  -------
                                                    $52,181  $60,014  $29,350
                                                    =======  =======  =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Significant components of deferred tax assets and liabilities are as follows:

                                                           Year Ended March
                                                                  31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
                                                            (In thousands)
     Deferred tax assets:
       Inventory valuation methods......................  $  57,630  $  39,770
       Accrued warranty expense.........................     33,824     24,041
       Allowance for doubtful accounts..................      4,563      3,379
       Distribution reserves............................      7,002     10,363
       Restructuring charges............................     20,422      4,331
       Other accruals and reserves not currently
        deductible for tax purposes.....................     27,927     39,627
       Depreciation methods.............................     24,634     47,429
       Amortization methods.............................     30,711     31,448
                                                          ---------  ---------
                                                            206,713    200,388
                                                          ---------  ---------
     Deferred tax liabilities:
       Foreign inventory valuation methods..............    (17,322)   (13,810)
       Tax on unremitted foreign earnings net of foreign
        tax credits and foreign deferred taxes..........    (77,180)   (97,817)
       Acquired ATL intangibles.........................         --    (33,602)
       Other............................................    (16,899)   (14,798)
                                                          ---------  ---------
                                                           (111,401)  (160,027)
                                                          ---------  ---------
     Net deferred tax asset.............................  $  95,312  $  40,361
                                                          =========  =========

   Pretax income from foreign operations was $241 million, $139 million, and $120 million for the fiscal years ended March 31, 1997, 1998, and 1999, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $354 million. The residual U.S. tax liability if such amounts were remitted would be approximately $87 million.

                              QUANTUM CORPORATION

   The Company's federal income tax returns have been examined by the Internal Revenue Service (IRS) for all years through 1993. All issues have been resolved with no material effect, and the IRS has closed those years. The Company's federal tax returns for the years 1994-1996 are presently under examination by the IRS. Management believes sufficient accruals have been provided in prior years for any adjustments that may result for the years under examination.

Note 14 Litigation

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

   On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. On Quantum's motion, the suit has been moved to the Northern District of California. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that the Company has infringed. The Company has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not yet had time to make a complete study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed on these or other patents owned by Papst. The final results of this litigation, as with any litigation, are uncertain. If required, there can be no assurance that licenses to any technology owned by Papst or any other third party alleging infringement could

                              QUANTUM CORPORATION
be obtained on commercially reasonable terms if at all. Adverse resolution of the Papst litigation or any other intellectual property litigation could subject the Company to substantial liabilities and require it to refrain from manufacturing certain products which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the costs of engaging in the Papst litigation or other intellectual property litigation could be substantial, regardless of the outcome.

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

Note 15 Commitments

   The Company leases its present facilities under non-cancelable operating lease agreements for periods of up to 15 years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

   Rent expense was $26 million, $27 million, and $32 million for the fiscal years ended March 31, 1997, 1998, and 1999, respectively.

   Future minimum lease payments under operating leases are as follows:

     Year ended March 31,                                         (In thousands)
       2000......................................................    $ 27,697
       2001......................................................      26,265
       2002......................................................      25,667
       2003......................................................      24,726
       2004......................................................      21,550
       Thereafter................................................      81,369
                                                                     --------
       Total future minimum lease payments.......................    $207,274
                                                                     ========

Note 16 Business Segment and Geographic Information

   Quantum Corporation's reportable segments are its two business groups, the Hard Disk Drive group and the DLT & Storage Systems group. The Hard Disk Drive Group consists of desktop and high-end hard disk drives. The DLT & Storage Systems group consists of DLTtape drives and media, autoloaders and libraries, and solid state storage systems. The Company directly markets its products to computer manufacturers and through a broad range of distributors, resellers, and systems integrators.

                              QUANTUM CORPORATION

   The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on net profit or loss not including non-recurring gains or losses. Segment assets include those items that can be specifically identified with or reasonably allocated to a particular segment.

                                                        Year Ended March 31,
                         -------------------------------------------------------------------------------------
                                    1997                         1998                         1999
                         ---------------------------  ---------------------------  ---------------------------
                                    The DLT &                    The DLT &                    The DLT &
                          The Hard   Storage           The Hard   Storage           The Hard   Storage
                         Disk Drive  Systems          Disk Drive  Systems          Disk Drive  Systems
                           Group      Group   Total     Group      Group   Total     Group      Group   Total
                         ---------- --------- ------  ---------- --------- ------  ---------- --------- ------
                                                            (In millions)
Revenue.................   $4,591     $728    $5,319    $4,615    $1,190   $5,805    $3,599    $1,303   $4,902
Interest and other
 income/
 (expense)..............      (15)     (26)      (41)        4        (3)       1        10       (12)      (2)
Depreciation and
 amortization...........      109       15       124        68        24       92        71        42      113
Loss from investee......       --       --        --       (66)       --      (66)     (142)       --     (142)
Income tax expense
 (benefit)..............      (19)      72        52       (83)      143       60      (112)      141       29
Segment profit (loss)...       41      107       149       (53)      224      171      (153)      123      (30)
Segment assets..........    1,721      438     2,159     1,646       792    2,438     1,470     1,014    2,484
Expenditures for long-
 lived assets...........      164       11       175       129        47      176        83        33      116

Product Information

   Revenue for reportable segments is composed of the following:

                                                           Year Ended March 31,
                                                           --------------------
                                                            1997   1998   1999
                                                           ------ ------ ------
                                                              (In millions)
     Hard Disk Drive group:
       Desktop hard disk drives........................... $4,004 $3,981 $3,079
       High-end hard disk drives..........................    587    634    520
                                                           ------ ------ ------
       Total.............................................. $4,591 $4,615 $3,599
                                                           ====== ====== ======
     DLTtape & Storage Systems group:
       DLTtape drives..................................... $  392 $  784 $  872
       DLTtape media cartridge product....................    221    284    195
       DLTtape media cartridge royalties..................      8     27    122
       Tape libraries and service.........................     96     87    148
       Solid state storage systems........................     11      8      6
       Intra-group elimination............................     --     --    (40)
                                                           ------ ------ ------
       Total.............................................. $  728 $1,190 $1,303
                                                           ====== ====== ======

   Intra-group elimination represents intra-group sales of DLTtape drives incorporated into the DLT & Storage Systems group's tape libraries.

                              QUANTUM CORPORATION

Geographic Information

   Revenue and long-lived assets by region are as follows (revenue is attributed to regions based on the location of customers):

                                         Year Ended March 31,
                       --------------------------------------------------------
                              1997               1998               1999
                       ------------------ ------------------ ------------------
                               Long-Lived         Long-Lived         Long-Lived
                       Revenue   Assets   Revenue   Assets   Revenue   Assets
                       ------- ---------- ------- ---------- ------- ----------
                                            (In millions)
     United States.... $2,513     $374    $3,048     $271    $2,552     $457
     Europe...........  1,620       13     1,689       13     1,315       12
     Asia-Pacific.....  1,082       62       993       25       930       28
     Latin America....    104       --        75       --       105       --
                       ------     ----    ------     ----    ------     ----
       Total.......... $5,319     $449    $5,805     $309    $4,902     $497
                       ======     ====    ======     ====    ======     ====

   One customer of both of the Company's reportable segments accounted for 10% or more of the Company's consolidated revenue in fiscal years 1997, 1998 and 1999. Revenue from this customer represented $856 million, $1,036 million and $704 million of the Company's consolidated revenue in the respective periods. Another customer of both of the Company's reportable segments accounted for 10% or more of the Company's consolidated revenue in fiscal years 1997, 1998 and 1999. Revenue from this customer represented $562 million, $759 million and $678 million of the Company's consolidated revenue in the respective periods.

                              QUANTUM CORPORATION

Note 17 Unaudited Quarterly Consolidated Financial Data

                                          Year Ended March 31, 1999
                              -------------------------------------------------
                              1st Quarter 2nd Quarter 3rd Quarter  4th Quarter
                              ----------- ----------- ------------ ------------
                                    (In thousands, except per share data)
     Revenue................. $1,103,023  $1,164,711   $1,325,581   $1,308,741
     Gross profit............    166,373     191,889      239,089      273,987
     Net income (loss).......      3,010      17,264     (106,551)      56,742
     Net income (loss) per
      share:
       Basic.................       0.02        0.11        (0.64)         .34
       Diluted...............       0.02        0.11        (0.64)         .33
                                          Year Ended March 31, 1998
                              -------------------------------------------------
                              1st Quarter 2nd Quarter 3rd Quarter  4th Quarter
                              ----------- ----------- ------------ ------------
                                    (In thousands, except per share data)
     Revenue................. $1,446,144  $1,553,491   $1,519,881   $1,285,719
     Gross profit............    275,934     298,084      135,673      165,831
     Net income (loss).......     96,514     103,778      (32,183)       2,692
     Net income (loss) per
      share:
       Basic.................       0.74        0.77        (0.24)        0.02
       Diluted...............       0.61        0.63        (0.24)        0.02

   The results of operations for the third quarter of fiscal year 1999 included the effect of a $101 million charge related to the dissolution of MKQC, and an $89 million charge related to purchased in-process research and development related to the acquisition of ATL.

   The results of operations for the third quarter of fiscal year 1998 included the effect of a $103 million special charge related to the Company's high-end hard disk drive products.

   The results of operations for the fourth quarter of fiscal year 1998 were impacted by the reduction in estimated bonus accrued earlier in the fiscal year.

                              QUANTUM CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                         Additions
                            Balance at  (reductions)                Balance at
Classification (In         beginning of  charged to                   end of
thousands)                    period      expense    Deductions (i)   period
------------------         ------------ ------------ -------------  ----------
Allowance for doubtful
 accounts year ended:
  March 31, 1997..........   $ 10,497      $7,165      $  (7,052)    $10,610
  March 31, 1998..........   $ 10,610      $5,142      $  (2,824)    $12,928
  March 31, 1999..........   $ 12,928      $9,481      $ (10,279)    $12,130

Accrued restructuring and
 exit costs year ended:
 (ii)
  March 31, 1997..........   $115,537      $   --      $(109,554)    $ 5,983
  March 31, 1998..........   $  5,983      $   --      $  (5,983)    $    --
  March 31, 1999..........   $     --      $   --      $      --     $    --

--------
 (i) For the allowance for doubtful accounts, deductions represent write-offs; and for the accrued restructuring and exit costs, deductions represent usage of the accrual.

(ii) Relates to the restructuring charge resulting from the transition of the high-capacity product manufacturing to MKE.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   Information with respect to directors is incorporated by reference from Quantum's Proxy Statement. Set forth below are the names, ages (as of March 31, 1999), positions and offices held by, and a brief account of the business experience of, each executive officer. The information required by this item is incorporated by reference to Part I, Item 1 of this document and to the Proxy Statement.

 Name                          Age Position with Quantum
 ----                          --- ---------------------
 Michael A. Brown............   40 Chairman of the Board and Chief Executive
                                   Officer
 Richard L. Clemmer..........   47 Executive Vice President, Finance, Chief
                                   Financial Officer, and Secretary
 W. Curt Francis.............   49 Vice President, Corporate Development
 John J. Gannon..............   52 President, Hard Disk Drive Group
 Jerald L. Maurer............   56 Executive Vice President, Human Resources,
                                   Real Estate, and Corporate Services
 Peter van Cuylenburg........   51 President, DLT & Storage Systems Group

   Mr. Brown was elected Chairman of the Board in May 1998, and will continue as Chief Executive Officer, a position held since 1995. Earlier, he served as President of the Desktop Storage Division from 1993 to 1995, as Executive Vice President from 1992 to 1993, and as Vice President of Marketing from 1990 to 1992. Previously, Mr. Brown held positions in product and marketing management since joining Quantum's marketing organization in August 1984. Before joining Quantum, Mr. Brown served in the marketing organization at Hewlett-Packard and provided management consulting services at Braxton Associates.

   Mr. Clemmer has been Executive Vice President of Finance and Chief Financial Officer since joining Quantum in August 1996. Prior to joining Quantum, Mr. Clemmer was Chief Financial Officer of Texas Instruments' Semiconductor Group from 1989 to 1996. Previously, he held a variety of senior finance positions with Texas Instruments.

   Mr. Francis joined Quantum as Vice President of Strategic Developments in May 1998. Prior to joining Quantum, Mr. Francis was Vice President of Corporate Planning and Development with Advanced Micro Devices from 1995 to 1998. Mr. Francis was the Vice President of Corporate Development at Sun Microsystems from 1993 to 1995. He was also with Advanced Micro Devices from 1980 to 1993, last serving as Vice President of Corporate Operational Planning during this period, and previously was a consultant with the Boston Consulting Group.

   Mr. Gannon has been President of the Hard Disk Drive Group since February 1999. From May 1998 to February 1999, Mr. Gannon was Executive Vice President of Worldwide Sales. Prior to joining Quantum, Mr. Gannon spent seventeen years with Hewlett Packard from 1981 to 1998, last serving as General Manager of Commercial Desktop Personal Computer Business from 1996 to 1998 and its Digital Audio Tape business from 1993 to 1996.

   Mr. Maurer joined Quantum as Executive Vice President of Human Resources, Real Estate and Corporate Services in December 1998. Prior to joining Quantum, Mr. Maurer was Senior Vice President of Human Resources at Seagate Technology from 1996 to 1998. Previously, he was Senior Vice President of Human Resources for Melville Corporation and spent more than 25 years in a variety of management and human resources positions with companies such as Illinois Bell Telephone CO., AT&T and Aetna Life & Casualty.

   Mr. van Cuylenburg has been President of the DLT & Storage Systems group since joining Quantum in 1996. From 1993 to 1995, Mr. Van Cuylenburg served as Executive Vice President, responsible for the systems sector, at Xerox Corporation. From 1992 to 1993, Mr. van Cuylenburg was President and Chief Operating Officer at NeXT Computer Inc.

ITEM 11. Executive Compensation

   The information required by this item is incorporated by reference to Quantum's Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to Quantum's Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to Quantum's Proxy Statement.

   With the exception of the information incorporated in Items 10, 11, 12 and 13 of this Form 10-K Annual Report, Quantum's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders is not deemed "filed" as part of this Form 10-K Annual Report.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) The following documents are filed as a part of this Report:

  1. Financial Statements--See Index to Consolidated Financial Statements at
     Item 8 on page 36 of this report.

  2. Financial Statement Schedule--See Index to Consolidated Financial Statements at Item 8 on page 36 of this report.

  3. Exhibits

   Exhibit
   Number                                  Exhibit
   -------                                 -------
  3.1(a)(2)  Certificate of Incorporation of Registrant
  3.1(b)(3)  Certificate of Amendment of Certificate of Incorporation of
             Registrant
  3.1(c)(19) Certificate of Amendment of Certificate of Incorporation of
             Quantum Corporation, dated April 29, 1997
  3.2(3)     By-laws of Registrant, as amended
  3.3(21)    Amended Certificate of Designation of Rights, Preferences, and
             Privileges of Series A Junior Participating Preferred Stock of
             Quantum Corporation
  3.4(25)    Form of Restated Certificate of Incorporation
  3.5(25)    Form of Certificate of Designations for the Series B Participating
             Junior Preferred Stock and Series C Participating Junior Preferred
             Stock
  4.2(4)     Shareholder Rights Plan
  4.3(22)    Preferred Shares Rights Agreement, dated July 28, 1998 between
             Quantum Corporation and Harris Savings and Trust Bank, as Rights
             Agent
  4.4(25)    Form of Restated Preferred Shares Rights Agreement between Quantum
             Corporation and Harris Trust and Savings Bank
 10.9(5)     Registrant's Employee Stock Purchase Plan and form of Subscription
             Agreement, as amended
 10.10(6)    Form of Indemnification Agreement between Registrant and Certain
             Officers and Directors
 10.13(9)    Lease (dated October 13, 1989) between Registrant and John
             Arrillaga and Richard T. Perry, Separate Property Trusts
 10.14(10)   Lease (dated September 17, 1990) between Registrant and John
             Arrillaga and Richard T. Perry, Separate Property Trusts
 10.15(3)    Lease (dated April 10, 1992) between Registrant and John Arrillaga and Richard T. Perry, Separate Property Trusts
 10.17(11)   Form of Statement of Employment Terms executed by Stephen M.
             Berkley, David A. Brown and William J. Miller, directors of
             Registrant, and Joseph T. Rodgers, William F. Roach and Michael A.
             Brown, executive officers of Registrant

   Exhibit
    Number                                 Exhibit
   -------                                 -------
 10.18(7)     Lease (dated November 13, 1992) and First Amendment to Lease
              (dated November 17, 1992) between Registrant and Milpitas Realty
              Delaware, Inc.
 10.21(12)    1993 Long-Term Incentive Plan
 10.23(13)    Second Amendment (dated April 15, 1993) to Lease (dated November
              13, 1992) between Registrant and Milpitas Realty Delaware, Inc.
 10.24(13)    Lease (dated April 14, 1993) between Registrant and Milpitas
              Realty Delaware, Inc.
 10.25(1)     Patent Assignment and License Agreement, dated as of October 3,
              1994, by and between Digital Equipment Corporation and Quantum
              Corporation
 10.27(8)(14) Supply Agreement between Digital Equipment Corporation (Buyer)
              and Quantum Corporation (Seller) for Storage Devices, as dated as of October 3, 1994
 10.32(15)    Credit Agreement dated September 22, 1995, among Quantum
              Corporation and the Banks named therein and THE SUMITOMO BANK,
              LIMITED, acting through its San Francisco branch, as Agent for the Banks and as Issuer
 10.40(16)    Mortgage and Security Agreement made as of the 10th day of
              September 1996, by Quantum Peripherals Realty Corporation, as
              Mortgagor, to CS First Boston Mortgage Capital Corporation, as
              Mortgagee
 10.41(16)    Deed of Trust and Security Agreement dated: As of September 10,
              1996, by Quantum Peripherals Realty Corporation (Grantor) to
              Public Trustee of Boulder County, Colorado, as Trustee for the
              benefit of CS First Boston Mortgage Capital Corp. (Beneficiary)
 10.42(16)    Master Lease between Quantum Peripherals Realty Corporation,
              Lessor, and Quantum Corporation, Lessee, dated as of September
              10, 1996
 10.43(16)    1996 Board of Directors Stock Option Plan and Form of Option
              Agreement, as amended
 10.44(17)    Stock Purchase Agreement dated as of February 13, 1997 among
              Registrant, Quantum Peripherals Colorado, Inc. and Storage
              Technology Corporation
 10.45(18)    Indenture, dated August 1, 1997, between the Registrant and La
              Salle National Bank as trustee ("Trustee") related to the
              Registrants subordinated debt securities
 10.46(18)    Supplemental Indenture, dated August 1, 1997, between the
              Registrant and Trustee, relating to the Notes (including the form of Note)
 10.47(19)    Lease (dated April 16, 1997) between Registrant and John
              Arrillaga, Trustee
 10.48(19)    Credit Agreement dated June 6, 1997, among Quantum Corporation and the Banks Named Herein and ABN AMRO BANK N.V., San Francisco
              International Branch and CIBC INC. as Co-Arrangers for the Banks
              and CANADIAN IMPERIAL BANK OF COMMERCE, as Administrative Agent
              for the Banks and ABN AMRO BANK N.V., San Francisco International
              Branch, as Syndication Agent for the Banks and BANK OF AMERICA
              NATIONAL TRUST AND SAVINGS ASSOCIATION as Documentation Agent for
              the Banks
 10.49(19)    Amended and Restated Master Agreement, dated April 30, 1997 between Registrant and MKE
 10.50(19)    Amended and Restated Purchase Agreement, dated April 30, 1997 between Registrant and MKE
 10.51(19)    License Agreement, effective January 1, 1996, dated April 17,
              1997, between International Business Machines Corporation and
              Quantum Corporation
 10.52(20)    MASTER LEASE dated as of August 22, 1997 between LEASE PLAN NORTH
              AMERICA, INC., as the Lessor and Quantum Corporation, as the
              Lessee
 10.53(20)    PARTICIPATION AGREEMENT dated as of August 22, 1997 among Quantum
              Corporation, as Lessee, LEASE PLAN NORTH AMERICA, INC., as Lessor
              and as a Participant, ABN AMRO BANK N.V., SAN FRANCISCO
              INTERNATIONAL BRANCH, as a Participant, and ABN AMRO BANK N.V.,
              SAN FRANCISCO INTERNATIONAL BRANCH, as Agent
 10.54(20)    APPENDIX 1 to Participation Agreement, Master Lease and
              Construction Deed of Trust each dated as of August 22, 1997
              (Specialty Storage Product Group Facilities)
 10.55(20)    Second Extension and Modification of Credit Agreement, dated
              September 18, 1997, among Quantum Corporation and the Banks and
              THE SUMITOMO BANK, LIMITED, acting through its San Francisco
              Branch, as agent for the Banks and as Issuer

  Exhibit
  Number                                  Exhibit
  -------                                 -------
 10.56(21) AGREEMENT AND PLAN OF REORGANIZATION, dated May 18, 1998, among
           Quantum Corporation, Quick Acquisition Corporation, a wholly-owned subsidiary of Quantum Corporation, and ATL Products, Inc.
 10.57(21) FIRST AMENDMENT TO CREDIT AGREEMENT, dated June 26, 1998, among
           Quantum Corporation, certain financial institutions (collectively, the "Banks"), and CANADIAN IMPERIAL BANK OF COMMERCE, as
           administrative agent for the Banks
 10.58(23) REIMBURSEMENT AGREEMENT, dated September 14, 1998, between Quantum
           Peripherals (Europe) S.A. and The Sumitomo Bank, Limited, London
           Branch
 10.59(23) THIS CHARGE, dated September 14, 1998, between Quantum Peripherals
           (Europe) S.A. and The Sumitomo Bank, Limited
 10.60(24) SECOND AMENDMENT TO CREDIT AGREEMENT, dated December 18, 1998, among
           Quantum Corporation, certain financial institutions (collectively, the "Banks"), Canadian Imperial Bank of Commerce, as administrative agent for the Banks, ABN AMRO Bank, N.V., as syndication agent for the Banks and Bank of America National Trust & Savings Association,
           as documentation agent for the Banks
 10.61(24) CREDIT AGREEMENT, dated December 18, 1998, among ATL Products, Inc., certain financial institutions (collectively, the "Banks") and Fleet
           National Bank as agent for the Banks
 10.62(24) INDUSTRIAL LEASE, dated July 17, 1998, between The Irvine Company as lessor, and ATL Products, Inc. as lessee
 10.63(25) Quantum Corporation Employee Stock Purchase Plan, as amended
 12        Statement of Computation of Ratios of Earnings to Fixed Charges
 21        Subsidiaries of Registrant
 23.1      Consent of Ernst & Young LLP, Independent Auditors
 23.2      Consent of KPMG Peat Marwick LLP, Independent Auditors
 24        Power of Attorney (see signature page)
 27        Financial Data Schedule

--------

  (1) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 17, 1994.
  (2) Incorporated by reference from Annual Report on Form 10-K for
      Registrant's fiscal year ended March 31, 1987.
  (3) Incorporated by reference from exhibits filed with Registrant's Annual
      Report on Form 10-K for fiscal year ended March 31, 1992.
  (4) Incorporated by reference from Form 8-A filed with the Securities and Exchange Commission on August 5, 1988.
  (5) Incorporated by reference from exhibits filed with Registrant's Form S-8, No. 33-52192 filed with the Securities and Exchange Commission on September 21, 1992.
  (6) Incorporated by reference to the Registrant's Definitive Special Meeting
      Proxy Statement filed with the Securities and Exchange Commission on March 24, 1987.
  (7) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 27, 1989, filed with the Securities and Exchange Commission on February 10, 1993.
  (8) Confidential Treatment Requested. Granted by the Securities and Exchange
      Commission.
  (9) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 31, 1989, filed with the Securities and Exchange Commission on February 14, 1990.
 (10) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 30, 1990, filed with the Securities and Exchange Commission on February 13, 1991.
 (11) Incorporated by reference to the Registrant's Amendment No. 1 to Form 10-
      Q for the quarter ended June 30, 1991.
 (12) Incorporated by reference from Registration Statement No. 33-72222 on
      Form S-8 filed with the Securities and Exchange Commission on November
      30, 1993.
 (13) Incorporated by reference from exhibits filed with Registrant's Annual
      Report on Form 10-K for fiscal year ended March 31, 1994.

 (14) Incorporated by reference from Form 8-K/A-1 filed with the Securities and Exchange Commission on January 31, 1995.
 (15) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended October 1, 1995, filed with the Securities and Exchange Commission on November 20, 1995.
 (16) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended September 29,1996 filed with the Securities and Exchange Commission on November 13, 1996.
 (17) Incorporated by reference from exhibits filed with Registrant's Annual
      Report on Form 10-K for fiscal year ended March 31, 1997.
 (18) Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission, dated August 6, 1997.
 (19) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended June 29, 1997 filed with the Securities and Exchange Commission on August 13, 1997.
 (20) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended September 28, 1997 filed with the Securities and Exchange Commission on October 29, 1997.
 (21) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended June 28, 1998 filed with the Securities and Exchange Commission on August 12, 1998.
 (22) Incorporated by reference to the Form 8-A filed with the Securities and Exchange Commission on August 4, 1998.
 (23) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on October 15, 1998.
 (24) Incorporated by reference from exhibits filed with Registrant's Form 10-Q for the quarterly period ended December 27, 1998 filed with the Securities and Exchange Commission on February 9, 1999.
 (25) Incorporated by reference from Form S-4 filed with the Securities and Exchange Commission on June 10, 1999.

   (b) Reports on Form 8-K: None.

   (c) Exhibits: See Item 14(a) above.

   (d) Financial Statement Schedules: See Item 14(a) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUANTUM CORPORATION

   Dated: June 14, 1999                          /s/ Richard L. Clemmer
                                          _____________________________________
                                                   Richard L. Clemmer
                                            Executive Vice President, Finance
                                                 Chief Financial Officer

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 14, 1999.

             Signature                           Title
             ---------                           -----

        /s/ Michael A. Brown         Chairman of the Board, and
____________________________________  Chief Executive Officer
          Michael A. Brown            (Principal Executive
                                      Officer)

       /s/ Richard L. Clemmer        Executive Vice President,
____________________________________  Finance, Chief Financial
         Richard L. Clemmer           Officer (Principal
                                      Financial and Accounting
                                      Officer)

       /s/ Stephen M. Berkley        Director
____________________________________
         Stephen M. Berkley

        /s/ David A. Brown           Director
____________________________________
           David A. Brown

       /s/ Robert J. Casale          Director
____________________________________
          Robert J. Casale

     /s/ Edward M. Esber, Jr.        Director
____________________________________
        Edward M. Esber, Jr.

     /s/ Steven C. Wheelwright       Director
____________________________________
       Steven C. Wheelwright