Form 10-Q
period 1999-06-27
QUANTUM CORP /DE/
filed 1999-08-11
CIK 709283

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ____________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 27, 1999

                                      OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                              ____________________

                        Commission File Number  0-12390

                              QUANTUM CORPORATION

           Incorporated Pursuant to the Laws of the State of Delaware

                              ____________________

                 IRS Employer Identification Number 94-2665054

                 500 McCarthy Blvd., Milpitas, California 95035

                                 (408) 894-4000
                              ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X   No   .
       -----

As of the close of business on August 4, 1999, Quantum Corporation had approximately 165,427,054 shares of DLT & Storage Systems group common stock outstanding and 82,713,527 shares of Hard Disk Drive group common stock outstanding.

                              QUANTUM CORPORATION

                                     INDEX
                                                                      Page
                                                                     Number
                                                                     ------
PART I - FINANCIAL INFORMATION

Quantum Corporation - Condensed Consolidated Financial Statements

       Condensed Consolidated Statements of Operations                   3

       Condensed Consolidated Balance Sheets                             4

       Condensed Consolidated Statements of Cash Flows                   5

       Notes to Condensed Consolidated Financial Statements              6

       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10

Quantum Corporation DLT & Storage Systems Group - Condensed Combined
   Financial Statements

       Condensed Combined Statements of Operations                      18

       Condensed Combined Balance Sheets                                19

       Condensed Combined Statements of Cash Flows                      20

       Notes to Condensed Combined Financial Statements                 21

       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      24

Quantum Corporation Hard Disk Drive Group - Condensed Combined
   Financial Statements

       Condensed Combined Statements of Operations                      33

       Condensed Combined Balance Sheets                                34

       Condensed Combined Statements of Cash Flows                      35

       Notes to Condensed Combined Financial Statements                 36

       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      41

PART II - OTHER INFORMATION                                             50

SIGNATURE                                                               51

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              QUANTUM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                       Three Months Ended
                                                       June 27,            June 28,
                                                           1999                1998
                                             ------------------  ------------------

Revenue                                             $1,083,235          $1,103,023
Cost of revenue                                        903,316             936,650
                                                    ----------          ----------

   Gross profit                                        179,919             166,373

Operating expenses:
   Research and development                             90,433              84,298
   Sales and marketing                                  53,221              38,337
   General and administrative                           29,144              17,402
                                                    ----------          ----------
                                                       172,798             140,037

   Income from operations                                7,121              26,336

Other income (expense):
   Interest income and other, net                       12,447               8,704
   Interest expense                                     (7,208)             (6,502)
   Equity in loss of investee                                -             (24,237)
                                                    ----------          ----------
                                                         5,239             (22,035)

Income before income taxes                              12,360               4,301
Income tax provision                                     4,079               1,291
                                                    ----------          ----------

Net income                                          $    8,281          $    3,010
                                                    ==========          ==========
DLT & Storage Systems group:

Net income                                          $   51,465          $   43,565
                                                    ==========          ==========
Net income per share:
   Basic                                            $     0.31          $     0.27
   Diluted                                          $     0.30          $     0.26

Weighted-average common shares:
   Basic                                               166,661             158,716
   Diluted                                             172,977             165,956

Hard Disk Drive group:

Net loss                                            $  (43,184)         $  (40,554)
                                                    ==========          ==========
Net loss per share:
   Basic                                            $    (0.52)         $    (0.51)
   Diluted                                          $    (0.52)         $    (0.51)

Weighted-average common shares:
   Basic                                                83,330              79,358
   Diluted                                              83,330              79,358

See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   June 27,               March 31,
                                                                       1999                    1999
                                                                 ----------              ----------
                                                            (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                     $  649,425               $  772,368
   Marketable securities                                             33,426                   24,426
   Accounts receivable, net of allowance for
      doubtful accounts of $12,126 and $12,130                      638,978                  646,557
   Inventories                                                      261,919                  271,986
   Deferred taxes                                                   107,701                  107,701
   Other current assets                                             113,935                  104,835
                                                                 ----------               ----------

Total current assets                                              1,805,384                1,927,873

Property and equipment, net of accumulated
   depreciation of $311,797 and $291,617                            269,919                  271,928
Intangibles, net                                                    219,384                  225,567
Other assets                                                         45,994                   58,228
                                                                 ----------               ----------
                                                                 $2,340,681               $2,483,596
                                                                 ==========               ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                             $  351,394                $  406,369
   Accrued warranty                                                 79,845                    76,905
   Accrued compensation                                             64,498                    73,605
   Income taxes payable                                             25,331                    33,411
   Current portion of long-term debt                                 1,048                     1,024
   Other accrued liabilities                                        92,613                    90,691
                                                                ----------                ----------

Total current liabilities                                          614,729                   682,005

Deferred taxes                                                      66,746                    67,340
Long-term debt                                                      50,190                    56,961
Convertible subordinated debt                                      287,500                   287,500

Stockholders' equity:
   Common stocks                                                   895,038                   886,434
   Retained earnings                                               512,487                   504,206
   Accumulated other comprehensive loss                             (1,770)                     (850)
   Treasury stock, at cost                                         (84,239)                        -
                                                                ----------                ----------

Total stockholders' equity                                       1,321,516                 1,389,790
                                                                ----------                ----------
                                                                $2,340,681                $2,483,596
                                                                ==========                ==========

See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                         Three Months Ended
                                                                     June 27,                June 28,
                                                                        1999                    1998
                                                                    --------                --------
 Cash flows from operating activities:
    Net income                                                     $   8,281               $   3,010
    Adjustments to reconcile net income to net cash
     provided by (used in) operations:
       Loss from investee                                                  -                  24,237
       Depreciation                                                   23,711                  20,837
       Amortization                                                    6,688                   3,987
       Deferred income taxes                                            (594)                   (607)
       Compensation related to stock plans                               960                   2,053
    Changes in assets and liabilities:
       Accounts receivable                                             7,579                  74,957
       Inventories                                                    10,067                  (2,791)
       Accounts payable                                              (54,975)                (54,482)
       Income taxes payable                                           (8,079)                (12,782)
       Accrued warranty                                                2,940                  (5,901)
       Other assets and liabilities                                     (806)                  9,519
                                                                   ---------               ---------
 Net cash provided by (used in) operating activities                  (4,228)                 62,037
                                                                   ---------               ---------

 Cash flows from investing activities:
    Purchases of marketable securities                               (23,641)               (39,004)
    Maturities of marketable securities                               14,641                 52,049
    Investment in property and equipment                             (24,833)               (30,348)
    Proceeds from disposition of property and equipment                   60                  4,281
                                                                   ---------              ---------
 Net cash used in investing activities                               (33,773)               (13,022)
                                                                   ---------              ---------

 Cash flows from financing activities:
    Purchase of treasury stock                                       (84,239)              (199,843)
    Principal payments on long-term credit facilities                 (6,747)                  (226)
    Proceeds from issuance of common stock                             6,044                  5,275
                                                                   ---------               --------
 Net cash used in financing activities                               (84,942)              (194,794)
                                                                   ---------               --------

 Decrease in cash and cash equivalents                              (122,943)              (145,779)
 Cash and cash equivalents at beginning of period                    772,368                642,150
                                                                   ---------               --------
 Cash and cash equivalents at end of period                        $ 649,425               $496,371
                                                                   =========               ========

 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                                    $   1,212               $    948
       Income taxes, net of (refunds)                              $  14,914               $(10,944)

See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Quantum Corporation ("Quantum" or the "Company") and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year.
Certain prior period amounts have been reclassified to conform to the current
period's presentation.   The condensed consolidated balance sheet as of March
31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 1999 included in its Annual Report on Form 10-K and Form S-4, Registration No. 333-75153 filed with the Securities and Exchange Commission.


2.  Recapitalization

On July 23, 1999, the Company's stockholders approved the tracking stock proposal. As a result, Quantum's Certificate of Incorporation has been amended and restated (the "Restated Certificate of Incorporation"), effective as of the close of business on August 4, 1999, designating two new classes of Quantum Corporation common stock, DLT & Storage Systems group ("DSSG") common stock, $.01 par value per share and Hard Disk Drive group ("HDDG") common stock, $.01 par value per share. Each authorized share of Quantum common stock, $.01 par value per share, has been reclassified as one share of DSSG stock and one-half share of HDDG stock. These two securities are intended to track separately the performance of the DLT & Storage Systems group and the Hard Disk Drive group.

3.  Inventories

Inventories consisted of the following:
(In thousands)

                                           June 27,            March 31,
                                               1999                 1999
                                       ------------          -----------
   Materials and purchased parts           $ 66,213             $ 62,342
   Work in process                           37,000               27,531
   Finished goods                           158,706              182,113
                                           --------             --------
                                           $261,919             $271,986
                                           ========             ========

4.  Net income (loss) per share

As a result of the recapitalization, the Company uses two tracking stocks, DSSG common stock and HDDG common stock, to reflect the performance of Quantum's two business groups. Accordingly, the net income (loss) per share for each group presented below has been calculated in accordance with the Restated Certificate of Incorporation.

The following table sets forth the computation of basic and diluted net income per share for DSSG:


    (In thousands, except per share data)               Three Months Ended
                                                       June 27,      June 28,
                                                           1999          1998
                                                     ----------    ----------
    Numerator:
     Numerator for basic and diluted net
     income per share - income available to
     common stockholders                               $ 51,465      $ 43,565
                                                     ==========    ==========

    Denominator:
     Denominator for basic net income per
     share - weighted averages shares                   166,661       158,716

     Effect of dilutive securities:
     Outstanding options                                  6,316         7,240
                                                     ----------    ----------

     Denominator for diluted net income per
     share - adjusted weighted average shares           172,977       165,956
                                                     ==========    ==========

    Basic net income per share                         $   0.31      $   0.27
                                                     ==========    ==========

    Diluted net income per share                       $   0.30      $   0.26
                                                     ==========    ==========

The computation of diluted net income per share for the three months ended
June 27, 1999 and June 28, 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1000 note, because the effect would have been antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for HDDG:

    (In thousands, except per share data)               Three Months Ended
                                                       June 27,      June 28,
                                                           1999          1998
                                                     ----------    ----------

    Numerator:
     Numerator for basic and diluted net loss
     per share - loss available to common
     stockholders                                      $(43,184)     $(40,554)
                                                     ==========    ==========

    Denominator:
     Denominator for basic and diluted net
     loss per share - weighted average shares            83,330        79,358
                                                     ==========    ==========

    Basic and diluted net loss per share               $  (0.52)     $  (0.51)
                                                     ==========    ==========

The computation of diluted net loss per share for the three months ended
June 27, 1999 and June 28, 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1000 note, because the effect would have been antidilutive.

Options to purchase 10,413,571 and 10,592,948 shares of HDDG common stock were outstanding at June 27, 1999 and June 28, 1998, respectively. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the three months ended June 27, 1999 and June 28, 1998, because the effect would have been antidilutive.

5.  Common Stock Repurchase

In May 1999, the Board of Directors authorized the Company to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase is to offset the dilutive impact of the shares to be issued to complete acquisition of Meridian Data, Inc.("Meridian"). At June 27, 1999, the Company had repurchased 3.9 million shares of Quantum common stock for approximately $84 million.


6.  Litigation

The Company and certain of its current and former officers and directors were named as defendants in two class-action lawsuits, one filed on August 28, 1996, in the Superior Court of Santa Clara County, California, and one filed on August 30, 1996, in the U.S. District Court of the Northern District of California.
The plaintiff in both class actions purported to represent a class of all persons who purchased the Company's common stock between February 26, 1996, and June 13, 1996. The complaints alleged that the defendants violated various federal securities laws and California statutes by concealing and/or misrepresenting material adverse information about the Company, and that individual defendants sold shares of the Company's stock based on material nonpublic information.

Following a hearing on plaintiff's appeal of the District Court's dismissal with prejudice of plaintiff's amended complaint in the federal class action on May 13, 1999, and prior to a ruling on the appeal, the plaintiff agreed to dismiss with prejudice the state and federal class action lawsuits. Pursuant to a letter agreement dated May 21, 1999, plaintiff agreed to dismiss the lawsuits with no financial contribution from the defendants. A stipulation of dismissal with prejudice was filed in federal court on June 10, 1999, and in state court on June 17, 1999. Each side agreed to bear its own costs and fees.

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


7.   Meridian Acquisition

In May 1999, the Company announced a definitive agreement to acquire Meridian, pending approval of Meridian's stockholders and certain other closing conditions. Meridian is a developer and manufacturer of network attached storage solutions utilizing both conventional hard disk drive and optical disk technologies for the PC local area network environment.

Under the terms of the proposed agreement, Meridian's stockholders will receive both DSSG stock and HDDG stock. The acquisition is expected to be completed by the end of September 1999. Each outstanding share of Meridian's common stock will be converted into 0.489 of a share of DSSG stock and 0.2445 of a share of HDDG stock, subject to adjustment based on the trading range of DSSG stock and HDDG stock prior to the completion of the acquisition. In addition, under the terms of the proposed transaction, all Meridian stock options will be assumed by the Company. The acquisition will be accounted for as a purchase, and the Company expects to recognize a charge for purchased in-process research and development upon closing of the acquisition.

Meridian had revenue of $8 million and $18 million, and a net loss of $6 million and $13 million for the six months ended June 30, 1999, and the year ended December 31, 1998, respectively.


8.   Comprehensive Income

Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets consists of foreign currency translation adjustments. Total comprehensive income for the three months ended June 27, 1999 and June 28, 1998, is presented in the following table:

(In thousands)                                           Three Months Ended
                                                    June 27,            June 28,
                                                        1999                1998
                                                   ---------            --------
Net income                                            $8,281             $ 3,010
Other comprehensive loss -
   foreign currency translation
   adjustments                                          (920)             (1,005)
                                                      ------             -------

Comprehensive income                                  $7,361             $ 2,005
                                                      ======             =======

9.   Business Segment Information

Quantum Corporation's reportable segments are its two business groups, the Hard Disk Drive group and the DLT & Storage Systems group, as further described in their separate financial statements. The Hard Disk Drive group consists of desktop and high-end hard disk drives. The DLT & Storage Systems group consists of DLTtape(TM) drives and media, autoloaders and libraries, and solid state storage systems. The Company directly markets its products to computer manufacturers and through a broad range of distributors, resellers, and systems integrators.

The Company evaluates segment performance based on net profit or loss not including non-recurring gains or losses. Segment assets include those items that can be specifically identified with or reasonably allocated to a particular segment. Results for the Company's reportable segments for the three months ended June 27, 1999 and June 28, 1998 are presented in the following table:

(In millions)                                          Three Months Ended
                                     June 27, 1999                              June 28, 1998
                                    ---------------                            ---------------
                           HDDG           DSSG        Total              HDDG          DSSG        Total
                           ----           ----        -----              ----          ----        -----

Revenue                   $  752         $  331      $1,083             $  847          $256     $1,103
Segment profit
 (loss)                      (43)            51           8                (41)           44          3
Segment assets             1,332          1,009       2,341              1,507           646      2,153

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect," or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth under Trends and Uncertainties relating to the DLT and Storage Systems group and Trends and Uncertainties relating to the Hard Disk Drive group. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Business Description

Quantum operates its business through two separate business groups: the DLT and Storage Systems group ("DSSG") and the Hard Disk Drive group ("HDDG") as described in their respective sections of this report.


Recent Developments

In May 1999, we announced a definitive agreement to acquire Meridian Data, Inc. Meridian is a developer and manufacturer of network attached storage solutions utilizing both conventional hard disk drive and optical disk technologies for the PC local area network environment. The closing of this acquisition is subject to approval of Meridian's stockholders and certain other closing conditions. For additional information on the terms and conditions of the Meridian acquisition, see "--Liquidity and Capital Resources."

Results of Operations

Revenue. Revenue in the three months ended June 27, 1999 was $1.083 billion, compared to $1.103 billion in the three months ended June 28, 1998.

The three months ended June 27, 1999 reflected increased revenue from sales of DLTtape drives, tape libraries, and increased DLTtape media royalties, offset by lower revenue from sales of desktop and high-end hard disk drives. Revenue from tape libraries and media royalties reached a record high in the quarter. The increase in DLTtape drive revenue reflected an increase in shipments, partially offset by a decline in the average unit price. The increase in tape library revenue reflected an increase in shipments of tape libraries and the acquisition of ATL Products, Inc. in September, 1998. The increase in DLTtape media royalties reflected an increase in sales of DLTtape media cartridges at licensed media manufacturers for which DSSG earns a royalty fee. The increase in DLTtape media cartridges reflects sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed based of DLTtape drives that remain in use.

While shipments of desktop hard disk drives increased from the first quarter of fiscal year 1999, intense competitive pricing pressures resulted in significantly lower average unit prices and reduced desktop hard disk drive revenue. Shipments of high-end hard disk drives were flat from the first quarter of fiscal year 1999 as HDDG transitioned to new high-end products, while revenue declined reflecting reduced average unit prices.

Sales to our top five customers in the three months ended June 27, 1999 represented 42% of revenue, compared to 46% of revenue in the three months ended June 28,1998. These amounts reflected a retroactive combination of the sales to Compaq Computer, Inc. and Digital Equipment Corporation as a result of their merger in June 1998. Sales to Hewlett-Packard Company were 14% of revenue in the three months ended June 27, 1999 compared to 15% of revenue in the three months ended June 28, 1998. Sales to Compaq were 12% of revenue in the three months ended June 27, 1999 compared to 17% of revenue in the three months ended June 28, 1998, including sales to Digital Equipment.

Sales to computer equipment manufacturers and distribution channel customers were 59% and 35% of revenue, respectively, in the three months ended June 27, 1999, compared to 63% and 35% of revenue, respectively, in the three months ended June 28, 1998. The remaining revenue in the three months ended June 28, 1998 represented media royalty revenue and in the three months ended June 27, 1999, represented media royalty revenue and sales to value added resellers.

Gross Margin Rate. The gross margin rate in the three months ended June 27, 1999, increased to 16.6% from 15.1% in the three months ended June 28, 1998. The 1.5 percentage point increase reflected increased revenues from DLTtape drives, storage systems and DLTtape media royalties which have significantly higher margins than Quantum's other products. This was partially offset by the decline in gross margins earned on desktop hard disk drives as a result of intense competitive pricing pressures. We expect to experience continued gross margin pressure with respect to desktop hard disk drive products through at least the second quarter of fiscal year 2000. As a result of these conditions, the Company's Hard Disk Drive group is currently examining a wide variety of measures to reduce costs in its business model.

Research and Development Expenses. In the three months ended June 27, 1999, research and development expenses were $90 million, or 8.3% of revenue, compared to $84 million, or 7.6% of revenue, in the three months ended June 28, 1998.
The increase in research and development expenses reflected the consolidation of ATL's expenses which were not included in the prior year period with the acquisition occurring on September 28, 1998 and higher research and development expenses related to new tape drive products and other new information storage products and technologies, including Super DLTtape(TM) technology. We expect the amount of research and development expenses to increase in the second quarter of fiscal year 2000.

Sales and Marketing Expenses. Sales and marketing expenses in the three months ended June 27, 1999, were $53 million, or 4.9% of revenue, compared to $38 million, or 3.5% of revenue, in the three months ended June 28, 1998. The increase in sales and marketing expenses reflected the consolidation of ATL's expenses which were not included in the prior year period with the acquisition occurring on September 28, 1998 and an increase in marketing and advertising costs associated with DLTtape products. We expect the amount of sales and marketing expenses to increase in the second quarter of fiscal year 2000.

General and Administrative Expenses. General and administrative expenses in the three months ended June 27, 1999, were $29 million, or 2.7% of revenue, compared to $17 million, or 1.6% of revenue, in the three months ended June 28, 1998. The increase in general and administrative expenses reflected the expansion of DSSG's infrastructure to support increased revenue and earnings growth, the consolidation of ATL's expenses which were not included in the prior year period with the acquisition occurring on September 28, 1998, the deferral of certain programs in the first quarter of fiscal year 1999 and the implementation of a new HDDG quality program reflected in the first quarter of fiscal year 2000.

Interest and Other Income/Expense. Net interest and other income and expense in the three months ended June 27, 1999 was $5 million income, compared to $2 million income in the three months ended June 28, 1998. The increase reflected a $2.6 million gain on the sale of an equity investment.

Loss from Investee. The loss from investee reflected our 49% equity share in the operating losses of our recording heads joint venture with Matsushita-Kotobuki Electronics Industries, Ltd., which was dissolved in the third quarter of fiscal year 1999. Our share of the loss in the joint venture for the three months ended June 28, 1998, was $24 million.

Income Taxes. Our effective tax rate for the three months ended June 27, 1999, was 33%, compared to 30% for the three months ended June 28, 1998. The increase in the effective tax rate reflected the increased contribution of DLTtape product sales to operating results, which are primarily taxed at standard U.S. corporate tax rates.

Meridian - Pending Acquisition. We expect to recognize a charge for acquired in-process research and development upon closing of the acquisition of Meridian, currently expected to occur by the end of September 1999. In addition to the research and development charge, the acquisition is expected to have a slightly negative impact on our results of operations in fiscal year 2000, primarily from the amortization of intangible assets and goodwill.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $683 million at June 27, 1999 compared to $797 million at March 31, 1999. We used cash to purchase $84 million of treasury stock, as discussed below. Other uses of cash were a reduction in accounts payable and investment in property and equipment. Sources of cash were a reduction in accounts receivable and inventory, and the issuance of common stock.

In May 1999, the Board of Directors authorized us to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase is to offset the dilutive impact of the shares to be issued to complete the acquisition of Meridian. At June 27, 1999, we had repurchased 3.9 million shares of Quantum common stock for approximately $84 million.

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

In May 1999, we announced a definitive agreement to acquire Meridian Data, Inc., pending approval of Meridian's stockholders and certain other closing conditions. Meridian is a developer and manufacturer of network attached storage solutions utilizing both conventional hard disk drive and optical disk technologies for the PC local area network environment.

Under the terms of the proposed agreement, Meridian's stockholders will receive both DSSG stock and HDDG stock. The acquisition is expected to be completed by the end of September 1999. Each outstanding share of Meridian's common stock will be converted into 0.489 of a share of DSSG stock and 0.2445 of a share of HDDG stock, subject to adjustment based on the trading range of DSSG stock and HDDG stock prior to the completion of the acquisition. In addition, under the terms of the proposed transaction, all Meridian stock options will be assumed by us. The acquisition will be accounted for as a purchase, and we expect to recognize a charge for purchased in-process research and development upon closing of the acquisition.

Meridian had revenue of $8 million and $18 million in the six months ended June 30, 1999, and the year ended December 31, 1998, respectively. At June 30, 1999, Meridian had total cash and marketable securities of $12 million. At December 31, 1998, Meridian had a net operating loss carryforward for U.S. federal income tax purposes of approximately $32 million.

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

We have made significant progress in our preparedness for year 2000. We have assessed and remedied all critical areas of our own operations, which include information technology, operating equipment with embedded chips or software and products. We have also certified readiness of these critical areas. In addition, we have completed the assessment, resolution, testing, and certification of critical and key third parties.

We are currently addressing key level areas of our own operations, which includes information technology, operating equipment with embedded chips or software and products.

 .  The inventory phase is complete.

 .  The assessment phase is complete.

 . The resolution phase is 60% complete, with an expected completion date of August 31, 1999.

 .  The testing and certification phases are expected to be complete by August
   31, 1999.

We are also developing contingency plans, based in part on the assessment results. Development of contingency plans is expected to be complete by September 30, 1999.

Our failure to complete critical corrective actions or implement viable contingency plans in a timely manner could have a material adverse effect on our business, financial condition and operating results.

As indicated above, our risk assessment includes understanding the year 2000 readiness of our suppliers. Our risk assessment process associated with suppliers includes soliciting and analyzing responses to questionnaires distributed to these suppliers, as well as onsite interviews with certain critical suppliers. Critical suppliers include a number of suppliers with operations in China, India and Mexico that are our sole source of certain components for tape drives. We have received 100% of responses from an initial survey sent to suppliers and have received 100% of responses from a second follow-up survey sent to those identified as critical suppliers. To further assess year 2000 readiness, we have conducted on-site visits of our most critical suppliers.

The year 2000 readiness of Matsushita-Kotobuki, our hard disk drive manufacturing partner, is of particular importance. Matsushita-Kotobuki implemented a year 2000 compliance project plan in April 1998, similar in content and structure to that employed by us. We have been informed that all of Matsushita-Kotobuki's critical processes, applications and hardware have been tested and certified for year 2000 compliance. Also, we understand that all key and active processes, applications and hardware are certified as year 2000 compliant. We have performed limited on-site evaluations of Matsushita-Kotobuki operations in Japan, Singapore and Ireland. Additionally, we continue to be in close contact with Matsushita-Kotobuki and we understand that they will keep us updated of any new developments concerning their year 2000 readiness. Our reliance on Matsushita-Kotobuki and other critical suppliers, and therefore, on the proper functioning of their information systems and software, means that any failure by these critical suppliers to address year 2000 issues could have a material adverse impact on our business, financial condition and results of operations. Based on the level of risk assessed of critical suppliers, we have developed contingency plans. However, we do not currently anticipate any significant disruption of service from these critical suppliers.

We are also working closely with key customers to evaluate their readiness for year 2000. The ability of customers to deal with year 2000 issues may affect their operations and their ability to order and pay for products. We do not currently anticipate that customer order patterns would disrupt our normal course of business.

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

Costs incurred to date in addressing the year 2000 issue have been approximately $10 million, with $6.7 million and $3.3 million of this cost in the Hard Disk Drive group and the DLT & Storage Systems group, respectively. Based on assessment and resolution projects underway, we currently expect that the total cost of addressing the year 2000 issue, including both incremental spending and redeployed resources, will not exceed $15 million, with $9.5 million and $5.5 million of this cost in the Hard Disk Drive group and the DLT & Storage Systems group, respectively. However, as the year 2000 efforts continue, we may use third-party vendors or service providers as necessary to assure that we successfully meet program milestones. The use of these third-party vendors or service providers may increase our expected costs. The costs related to the year 2000 effort in fiscal year 2000 are expected to represent approximately 10% of our total information technology budget for the fiscal year. We have not deferred any significant system projects due to the year 2000 program. As our risk assessment and correction activities continue, these costs may change. In addition, our total cost estimate does not include potential costs related to any customer or other claims resulting from our failure to adequately correct year 2000 issues.

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


Market Risk Disclosures

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Item 1.  Financial Statements

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                        Three Months Ended
                                                        June 27,            June 28,
                                                           1999                1998
                                               -----------------  ------------------

Product revenue                                        $291,307            $236,659
Royalty revenue                                          39,437              19,043
                                                       --------            --------

Total revenue                                           330,744             255,702
Cost of revenue                                         179,094             142,028
                                                       --------            --------

   Gross profit                                         151,650             113,674

Operating expenses:
   Research and development                              27,725              21,951
   Sales and marketing                                   25,390              12,767
   General and administrative                            14,399               6,447
                                                       --------            --------
                                                         67,514              41,165

   Income from operations                                84,136              72,509

Other income (expense):
   Interest income and other, net                         6,483               4,365
   Interest expense                                      (4,844)             (4,265)
                                                       --------            --------
                                                          1,639                 100

Income before income taxes                               85,775              72,609
Income tax provision                                     34,310              29,044
                                                       --------            --------

Net income                                             $ 51,465            $ 43,565
                                                       ========            ========

Net income per share:
  Basic                                                   $0.31               $0.27
  Diluted                                                 $0.30               $0.26

Weighted-average common shares:
  Basic                                                 166,661             158,716
  Diluted                                               172,977             165,956

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                       CONDENSED COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                          June 27,                March 31,
                                                                             1999                     1999
                                                                        ----------               ----------
                                                                  (unaudited)
Assets
--------
Current assets:
   Cash and cash equivalents                                             $  267,030              $  272,643
   Accounts receivable, net of allowance for
      doubtful accounts of $3,274 and $2,507                                245,187                 254,228
   Inventories                                                              138,082                 124,462
   Deferred taxes                                                            35,594                  35,594
   Other current assets                                                      17,713                   8,434
                                                                          ---------              ----------

Total current assets                                                        703,606                 695,361

Property and equipment, net of accumulated
   depreciation of $64,832 and $54,630                                       77,918                  73,122
Intangibles, net                                                            215,006                 220,368
Other assets                                                                 12,625                  24,792
                                                                         ----------              ----------
                                                                         $1,009,155              $1,013,643
                                                                         ==========              ==========

Liabilities and Group Equity
----------------------------
Current liabilities:
   Accounts payable                                                      $   91,186              $   64,025
   Accrued warranty                                                          43,445                  37,988
   Accrued compensation                                                      22,296                  22,557
   Current portion of long-term debt                                            699                     683
   Other accrued liabilities                                                 27,541                  32,850
                                                                         ----------              ----------

Total current liabilities                                                   185,167                 158,103

Deferred taxes                                                               27,355                  27,355
Long-term debt                                                               33,460                  37,974
Convertible subordinated debt                                               191,667                 191,667
Group equity                                                                571,506                 598,544
                                                                         ----------              ----------

                                                                         $1,009,155              $1,013,643
                                                                         ==========              ==========

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                         Three Months Ended
                                                                         June 27,                June 28,
                                                                             1999                    1998
                                                           ----------------------  ----------------------
 Cash flows from operating activities:
    Net income                                                          $ 51,465               $  43,565
    Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation                                                        7,486                   5,764
       Amortization                                                        5,710                   2,713
       Compensation related to stock plans                                   640                   1,369
    Changes in assets and liabilities:
       Accounts receivable                                                 9,041                 (15,225)
       Inventories                                                       (13,620)                 (4,163)
       Accounts payable                                                   27,161                   4,047
       Accrued warranty                                                    5,457                   1,891
       Other assets and liabilities                                       (3,554)                 (1,391)
                                                                        --------               ---------
 Net cash provided by operating activities                                89,786                  38,570
                                                                        --------               ---------

 Cash flows from investing activities:
   Investment in property and equipment                                  (10,691)                 (8,598)
                                                                        --------               ---------
 Net cash used in investing activities                                   (10,691)                 (8,598)
                                                                        --------               ---------

 Cash flows from financing activities:
    Purchase of treasury stock                                           (84,239)               (199,843)
    Principal payments on long-term credit facilities                     (4,498)                   (150)
    Proceeds from issuance of common stock                                 4,029                   3,517
                                                                        --------               ---------
 Net cash used in financing activities                                   (84,708)               (196,476)
                                                                        --------               ---------

 Decrease in cash and cash equivalents                                    (5,613)               (166,504)
 Cash and cash equivalents at beginning of period                        272,643                 388,910
                                                                        --------               ---------
 Cash and cash equivalents at end of period                             $267,030               $ 222,406
                                                                        ========               =========

 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                                         $    808               $     632
       Income taxes, net of (refunds)                                   $  1,500               $ (27,754)

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)


1. Basis of presentation

The accompanying unaudited condensed combined financial statements of the DLT & Storage Systems group ("DSSG"), together with the condensed combined financial statements of the Hard Disk Drive group ("HDDG") include all of the accounts in the condensed consolidated financial statements of Quantum. The separate group condensed combined financial statements give effect to the accounting policies applicable with the implementation of the tracking stock proposal. The separate DSSG and HDDG financial statements have been prepared on a basis that management believes to be reasonable and appropriate and include (i) the historical balance sheets, results of operations, and cash flows of businesses that comprise each of the groups, with all significant intragroup transactions and balances eliminated, (ii) in the case of DSSG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with DSSG, including allocated portions of Quantum's debt and selling, general and administrative costs, and (iii) in the case of HDDG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with HDDG, including allocated portions of Quantum's debt and selling, general and administrative costs.

The condensed combined financial statements of the DLT and Storage Systems Group provide DSSG stockholders with financial information about the DLT & Storage Systems group operations. Holders of DSSG stock and HDDG stock are Quantum stockholders and are subject to all of the risks of an investment in Quantum and all of Quantum's businesses, assets and liabilities. Quantum retains ownership and control of all of the assets and operations of each group. Financial effects arising from one group that affect Quantum's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the other group's stock. Any net losses of DSSG or HDDG, and dividends or distributions on, or repurchases of HDDG stock, or repurchases of preferred stock at a price per share greater than par value, will reduce the funds of Quantum legally available for payment of dividends on DSSG stock. As a result, DSSG's condensed combined financial statements should be read in conjunction with Quantum's condensed consolidated financial statements and HDDG's condensed combined financial statements. The condensed combined balance sheet as of March 31, 1999 has been derived from the audited financial statements included in Form S-4 Registration No. 333-75153 filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period's presentation.


2.    Inventories


Inventories consisted of the following:
(In thousands)
                                                            June 27,             March 31,
                                                                1999                 1999
                                                 -------------------  -------------------

   Materials and purchased parts                            $ 64,669             $ 60,138
   Work in process                                            31,638               22,154
   Finished goods                                             41,775               42,170
                                                            --------             --------
                                                            $138,082             $124,462
                                                            ========             ========


3.  Net income per share

On July 23, 1999, Quantum's stockholders approved the tracking stock proposal. Accordingly, the net income per share for the periods presented below have been calculated in accordance with the Restated Certificate of Incorporation.

The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share data)                              Three Months Ended
                                                                June 27,            June 28,
                                                                    1999                1998
                                                          --------------      --------------

Numerator:
 Numerator for basic and diluted net income per
  share - income available to common stockholders               $ 51,465            $ 43,565
                                                          ==============      ==============

Denominator:
 Denominator for basic net income per share -
  weighted average shares                                        166,661             158,716

 Effect of dilutive securities:
 Outstanding options                                               6,316               7,240
                                                          --------------      --------------

 Denominator for diluted net income per share -
  adjusted weighted average shares                               172,977             165,956
                                                          ==============      ==============

Basic net income per share                                      $   0.31            $   0.27
                                                          ==============      ==============

Diluted net income per share                                    $   0.30            $   0.26
                                                          ==============      ==============

The computation of diluted net income per share for the three months ended June 27, 1999 and June 28, 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1000 note, because the effect would have been antidilutive.


4.  Common Stock Repurchase

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase is to offset the dilutive impact of the shares to be issued to complete the acquisition of Meridian Data, Inc. ("Meridian"). At June 27, 1999, DSSG had repurchased 3.9 million shares of Quantum common stock for approximately $84 million.


5.  Meridian Acquisition

In May 1999, Quantum announced a definitive agreement to acquire Meridian, pending approval of Meridian's stockholders and certain other closing conditions. Meridian is a developer and manufacturer of network attached storage solutions utilizing both conventional hard disk drive and optical disk technologies for the PC local area network environment.

Under the terms of the proposed agreement, Meridian's stockholders will receive both DSSG stock and HDDG stock. The acquisition is expected to be completed by the end of September 1999. Each outstanding share of Meridian's common stock will be converted into 0.489 of a share of DSSG stock and 0.2445 of a share of HDDG stock, subject to adjustment based on the trading range of DSSG stock and HDDG stock prior to the completion of the acquisition. In addition, under the terms of the proposed transaction, all Meridian stock options will be assumed by Quantum. The acquisition will be accounted for as a purchase, and DSSG expects to recognize a charge for purchased in-process research and development upon closing of the acquisition.

Meridian had revenue of $8 million and $18 million, and net loss of $6 million and $13 million for the six months ended June 30, 1999, and the year ended December 31, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect," or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth under Trends and Uncertainties relating to the DLT and Storage Systems group. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Business Overview

The DLT & Storage Systems group ("DSSG") designs, develops, manufactures, licenses and markets DLTtape drives, DLTtape media cartridges and tape libraries which are used to back-up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is DSSG's half-inch tape technology that is the de facto industry standard for data back-up in the mid-range network server market. DSSG's DLTtape media cartridges are manufactured primarily by licensed third party manufacturers.

According to International Data Corporation, DSSG was the worldwide revenue leader for all categories of tape drives used for data storage and back-up in calendar year 1998. According to Dataquest, DLTtape drives are projected to have accounted for 24% of total tape drive market revenue in calendar year 1998, up from 2% in calendar year 1994. DSSG is also a leader in the tape library market for mid-range network servers.

DSSG's tape libraries serve the entire tape library data storage market from desktop computers to enterprise class computers. Upon completion of the pending acquisition of Meridian Data, Inc., DSSG will enter the rapidly emerging market for network attached storage appliances with products designed to meet the requirements of entry and workgroup level computing environments where multiple computer users access shared data files over a local area network.

Historically, DSSG derived revenue from the direct sale of both DLTtape drives and DLTtape media cartridges. Beginning in 1998, DSSG's licensed third party DLTtape media manufacturers began selling DLTtape media cartridges. DSSG receives a royalty fee on DLTtape media cartridges sold by its licensees which, while resulting in lower revenue than DLTtape media sold directly by DSSG, generates comparable income from operations. DSSG prefers DLTtape media cartridge sales to occur through its license model because this minimizes DSSG's operational risks and expenses and provides a more efficient distribution channel. DSSG believes that the large installed base of DLTtape drives and its licensing of DLTtape drives and media cartridges give DSSG a unique competitive advantage.

Products

  The DLT & Storage Systems group's products include:

  DLT:
  ----
  . DLTtape drives. DSSG offers three tape drive products--the DLT8000, the DLT7000 and the DLT4000. The DLT8000 provides a combination of 40 gigabytes(GB) of native capacity (80GB compressed) and a sustained data transfer rate of 6 megabytes (MB) per second (12MB compressed). The DLT7000 provides a combination of 35GB of native capacity (70GB compressed) and a sustained data transfer rate of 5MB per second (10MB compressed). The DLT4000 provides a combination of 20GB of native capacity (40GB compressed) and a sustained data transfer rate of 1.5MB per second (3MB compressed). DSSG expects to introduce a next generation DLTtape drive in calendar year 1999.

  . DLTtape media cartridges. The DLTtape family of half-inch tape media cartridges are designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed). DSSG's half-inch tape cartridges take advantage of shorter wavelength recording schemes to enable read compatibility with future generations of DLTtape drives such as those based on Super DLTtape technology.

  Storage Systems:
  ----------------
  . Tape libraries. DSSG offers a broad line of automated DLTtape libraries that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. DSSG's tape libraries range from its tape autoloaders which accommodate a single DLTtape drive and up to 280GB of storage capacity to the P3000 series library which features Prism Library Architecture(TM) and can be configured in multiple units to scale up to
    11.4 Terabytes of storage capacity. In addition, DSSG offers WebAdmin(TM), the industry's first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease.

  . Solid state storage systems. DSSG offers two families of solid state storage systems that are available in capacities ranging from 134MB to 3.2GB and have data access times that are up to 15 times faster than magnetic hard disk drives. Solid state storage systems store data on memory chips rather than magnetic disks used in standard hard disk drives. Solid state storage systems function within a computer system as if they were hard disk drives and enable significantly faster data access times.

Results of Operations

Revenue. Revenue in the three months ended June 27, 1999 was $331 million, compared to $256 million in the three months ended June 28, 1998, an increase of 29%. The increase in revenue reflected increased revenue from sales of DLTtape drives, tape libraries and increased DLTtape media royalties. Revenue from tape libraries and media royalties reached a record high in the quarter. The increase in DLTtape drive revenue reflected an increase in shipments, partially offset by a decline in the average unit price. The increase in tape library revenue reflected an increase in the shipments of tape libraries and the acquisition of ATL Products, Inc. in September 1998. The increase in DLTtape media royalties reflected an increase in the sales of DLTtape media cartridges at licensed media manufacturers for which DSSG earns a royalty fee. The increase in DLTtape media cartridges reflects sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed based of DLTtape drives that remain in use. Sales of DLTtape media continued to shift to licensed media manufacturers.

The table below summarizes the components of DSSG's revenue in the three months ended June 27, 1999 and June 28, 1998, respectively:

(in millions)                                                        Three Months Ended
                                                                  June 27,         June 28,
                                                                      1999             1998
                                                                      ----             ----
DLT products (drives and media)                                     $ 246             $ 221
DLT royalty                                                            39                19
Storage systems                                                        67                16
Intra-group elimination*                                              (22)                -
                                                                    -----             -----
   Revenue                                                          $ 331             $ 256
                                                                    =====             =====

*Represents intra-group sales of DLTtape drives for incorporation into DSSG's tape libraries.

Sales to the top five customers in the three months ended June 27, 1999 represented 50% of revenue, compared to 55% of revenue in the three months ended June 28, 1998. These amounts reflected a retroactive combination of the sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Compaq were 21% of revenue in the three months ended June 27, 1999 compared to 25% of revenue in the three months ended June 28, 1998, including sales to Digital Equipment. Sales to Hewlett-Packard were 13% of revenue in the three months ended June 27, 1999 compared to 12% of revenue in the three months ended June 28, 1998.

Sales to computer equipment manufacturers and distribution channel customers were 69% and 12% of revenue, respectively, in the three months ended June 27, 1999, compared to 74% and 19% of revenue, respectively, in the three months ended June 28, 1998. The remaining revenue in the three months ended June 28, 1998 represented media royalty revenue and in the three months ended June 27, 1999, represented media royalty revenue and sales to value-added resellers.

Gross Margin Rate.   The gross margin rate in the three months ended June 27,
1999, was 45.9%, compared to 44.5% in the three months ended June 28, 1998.  The
1.4 percentage point increase reflected an increase in the proportion of overall revenue represented by media royalty revenue.

Declines in the gross margin rate earned on DLTtape drives resulting from price reductions aimed at expanding the overall market for DLTtape drives partially offset the increase from royalty revenue.

Research and Development Expenses.    Research and development expenses in the
three months ended June 27, 1999, were $28 million, or 8.4% of revenue, compared to $22 million, or 8.6% of revenue, in the three months ended June 28, 1998. The increase in research and development expenses reflected the combining of ATL's expenses which were not included in the prior year period with the acquisition occurring on September 28, 1998 and higher research and development expenses related to new tape drive products and other new information storage products and technologies, including Super DLTtape technology.

Sales and Marketing Expenses.   Sales and marketing expenses in the three months
ended June 27, 1999, were $25 million, or 7.7% of revenue, compared to $13 million, or 5.0% of revenue in the three months ended June 28, 1998. The increase in sales and marketing expenses reflected the increased level of sales, the combining of ATL's expenses which were not included in the prior year period with the acquisition occurring on September 28, 1998 and an increase in marketing and advertising costs associated with DLTtape products. DSSG expects the amount of sales and marketing expenses to increase in the second quarter of fiscal year 2000.

General and Administrative Expenses.    General and administrative expenses in
the three months ended June 27, 1999, were $14 million, or 4.4% of revenue, compared to $6 million, or 2.5% of revenue, in the three months ended June 28, 1998. The increase in general and administrative expenses reflected expansion of DSSG's infrastructure to support increased revenue and earnings growth, the combining of ATL's expenses which were not included in the prior year period with the acquisition occurring on September 28, 1998 and the amortization of intangible assets, particularly goodwill.

Interest and Other Income/Expense.   Net interest and other income and expense
in the three months ended June 27, 1999 was $1.6 million income, compared to $0.1 million income in the three months ended June 28, 1998. The increase reflected a $2.6 million gain on the sale of an equity investment, partially offset by reduced interest income and increased interest expense.

Income Taxes.   DSSG's effective tax rate for the three months ended June 27,
1999, and June 28, 1998, was 40%.

Meridian - Pending Acquisition. DSSG expects to recognize a charge for acquired in-process research and development upon closing of the acquisition of Meridian, currently expected to occur by the end of September 1999. In addition to the research and development charge, the acquisition is expected to have a slightly negative impact on DSSG's results of operations in fiscal year 2000, primarily from the amortization of intangible assets and goodwill.

Liquidity and Capital Resources

Operating Activities.   DSSG generated cash from operations of $90 million in
the three months ended June 27, 1999 compared to $39 million in the three months ended June 28, 1998. The increase primarily reflected higher net income and collection of accounts receivable.

Investing Activities.   Investments in the three months ended June 27, 1999 were
$11 million, which consisted of investments in property and equipment. Investments in the three months ended June 28, 1998 totaled $9 million.

Financing Activities.   At June 27, 1999, and March 31, 1999, Quantum's debt
allocated to DSSG was $226 million and $230 million, respectively. Debt allocated to DSSG bears interest at a rate equal to the weighted average interest rate of Quantum's total debt, calculated on a quarterly basis. At June 27, 1999, Quantum had total debt of $339 million with an average interest rate of 8.4%. As discussed below, in the three months ended June 27, 1999, DSSG used cash to purchase $84 million of treasury stock.

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase is to offset the dilutive impact of the shares to be issued to complete the acquisition of Meridian. At June 27, 1999, DSSG had repurchased 3.9 million shares of Quantum common stock for approximately $84 million.

DSSG expects to spend approximately $70 million in fiscal year 2000 for capital equipment and leasehold improvements. These capital expenditures will support the expansion of the DLTtape product line, production of Super DLTtape products and DSSG's general infrastructure.

DSSG expects its cash flow from operations, together with available financing sources, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet our expectations.

In May 1999, Quantum announced a definitive agreement to acquire Meridian Data, Inc., pending approval of Meridian's stockholders and certain other closing conditions. Meridian is a developer and manufacturer of network attached storage solutions utilizing both conventional hard disk drive and optical disk technologies for the PC local area network environment.

Under the terms of the proposed agreement, Meridian's stockholders will receive both DSSG stock and HDDG stock. The acquisition is expected to be completed by the end of September 1999. Each outstanding share of Meridian's common stock will be converted into 0.489 of a share of DSSG stock and 0.2445 of a share of HDDG stock, subject to adjustment based on the trading range of DSSG stock and HDDG stock prior to the completion of the acquisition. In addition, under the terms of the proposed transaction, all Meridian stock options will be assumed by Quantum. The acquisition will be accounted for as a purchase, and DSSG expects to recognize a charge for purchased in-process research and development upon closing of the acquisition.

Meridian had revenue of $8 million and $18 million in the six months ended June 30, 1999, and the year ended December 31, 1998, respectively. At June 30, 1999, Meridian had total cash and marketable securities of $12 million. At December 31, 1998, Meridian had a net operating loss carryforward for U.S. federal income tax purposes of approximately $32 million.


Trends and Uncertainties Relating to the DLT & Storage Systems Group

Holders of DSSG stock remain stockholders of one company and, therefore, financial effects on HDDG could adversely affect DSSG

Holders of DSSG stock and HDDG stock are stockholders of a single company. DSSG and HDDG are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Quantum and all of our businesses, assets and liabilities. The issuance of the DSSG stock and the HDDG stock and the allocation of assets and liabilities and stockholders' equity between DSSG and HDDG did not result in a distribution or spin-off to stockholders of any of our assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attributed to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attributed to the other group. If we are unable to satisfy one group's liabilities out of the assets we attributed to it, we may be required to satisfy those liabilities with assets we have attributed to the other group.

Financial effects from one group that affect our consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the tracking stock relating to the other group. In addition, net losses of either group and dividends and distributions on, or repurchases of, either class of tracking stock or repurchases of preferred stock at a price per share greater than par value will reduce the funds we can pay on each class of tracking stock under Delaware law. For these reasons, you should read our consolidated financial information with the financial information we provide for each group.


Competition may increase in the tape drive market as a result of large competitors introducing tape drive products based on new technology standards

DSSG competes with companies that develop, manufacture, market and sell tape drive products. DSSG's principal competitors include Exabyte Corporation, Hewlett-Packard, Seagate Technology, Inc., Sony Corporation and StorageTek. These competitors are aggressively trying to develop new tape drive technologies that compete more successfully with DLTtape technology. Hewlett-Packard, IBM and Seagate have formed a consortium to develop new linear tape drive products. DSSG expects products based on this developing technology standard to target the high-capacity data back-up market and to compete with DSSG's products based on Super DLTtape technology. Such competition could have a material adverse impact on DSSG's operating results.

DSSG's operating results depend on new product introductions which may not be successful

To compete effectively, DSSG must improve existing products and introduce new products, such as products based on Super DLTtape technology and network attached storage appliances. DSSG cannot assure you that:

        . it will introduce any of these new products in the time frame DSSG currently forecasts;

        . it will not experience technical or other difficulties that could prevent or delay the introduction of these new products;

        .  its new products will achieve market acceptance;

        . its new products will be successfully or timely qualified with DSSG's customers by meeting customer performance and quality specifications. A successful and timely customer qualification must occur before customers will place large product orders; or

        . it will achieve high volume production of these new products in a timely manner, if at all.

This risk is magnified because DSSG expects technological changes, customer requirements and increasing competition could result in declining sales and gross margins on its existing products.


Reliance on a limited number third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems

DSSG depends on a limited number of suppliers for components and sub-assemblies, including recording heads, media cartridges and integrated circuits, all of which are essential to the manufacture of DLTtape drives and tape libraries. DSSG currently purchases the DLTtape media cartridges it sells primarily from Fuji Photo Film Co., Ltd. and Hitachi Maxell, Ltd. DSSG cannot assure you that Fuji or Maxell will continue to supply adequate high quality media cartridges in the future. If component shortages occur, or if DSSG experiences quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased. In addition, DSSG qualifies only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.


DSSG's sole supplier of tape heads is located in China and political instability, trade restrictions or currency fluctuations in China could have an adverse impact on DSSG's operating results.

DSSG's sole supplier of tape heads is located in China and political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs, delays in shipment and could have an adverse impact on DSSG's operating results.

DSSG's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance

DSSG's quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. Quarterly operating results could be adversely affected by:

        .  an inadequate supply of DLTtape media cartridges;

        . customers canceling, deferring or rescheduling significant orders as a result of excess inventory levels or other factors;

        .  declines in network server demand; or

        . failure to complete shipments in the last month of a quarter during which a substantial portion of DSSG's products are typically shipped.


A majority of sales come from a few customers and these customers have no minimum or long-term purchase commitments

DSSG's sales are concentrated with a few customers. Customers are not obligated to purchase any minimum product volume and DSSG's relationships with its customers are terminable at will. The loss of, or a significant change in demand from, one or more key customers could materially adversely impact DSSG's operating results.


Unpredictable end-user demand may cause excess or insufficient inventories which could result in inventory write-downs or losses and an adverse impact on DSSG's customer relationships

Unpredictable end-user demand, combined with the computer equipment manufacturer trend toward carrying minimal inventory levels, increases the risk that DSSG will manufacture and custom configure too much or too little inventory for particular customers. Significant excess inventory could result in inventory write-downs and losses while inventory shortages could adversely impact DSSG's relationship with its customers, either of which could adversely impact DSSG's operating results.


DSSG does not control licensee pricing or licensee sales of DLTtape media cartridges and as a result DSSG's royalty revenue may decline

DSSG receives a royalty fee based on sales of DLTtape media cartridges by Fuji and Maxell. Under DSSG's license agreements with Fuji and Maxell, each of the licensees determine the pricing and number of units of DLTtape media cartridges sold by it. As a result, DSSG's royalty revenue will vary depending upon the level of sales and prices set by Fuji and Maxell. In addition, lower licensee pricing could require DSSG to lower its prices on direct sales of DLTtape media cartridges which would adversely impact DSSG's margins for this product.


Third party infringement claims could result in substantial liability and significant costs

From time to time, third parties allege DSSG's infringement of and need for a license under their patented or other proprietary technology. Adverse resolution of any third party infringement claim could subject DSSG to substantial liabilities and require it to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome.

Item 1.  Financial Statements

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                        Three Months Ended
                                                         June 27,            June 28,
                                                            1999                1998
                                               -----------------  ------------------

Revenue                                                $752,491            $847,321
Cost of revenue                                         724,222             794,622
                                                       --------            --------

   Gross profit                                          28,269              52,699

Operating expenses:
   Research and development                              62,708              62,347
   Sales and marketing                                   27,831              25,570
   General and administrative                            14,745              10,954
                                                       --------            --------
                                                        105,284              98,871

   Loss from operations                                 (77,015)            (46,172)

Other income (expense):
   Interest income and other, net                         5,964               4,338
   Interest expense                                      (2,364)             (2,237)
   Loss from investee                                         -             (24,237)
                                                       --------            --------
                                                          3,600             (22,136)

Loss before income taxes                                (73,415)            (68,308)
Income tax benefit                                      (30,231)            (27,754)
                                                       --------            --------

Net loss                                               $(43,184)           $(40,554)
                                                       ========            ========

Net loss per share:
  Basic                                                  $(0.52)             $(0.51)
  Diluted                                                $(0.52)             $(0.51)

Weighted-average common shares:
  Basic                                                  83,330              79,358
  Diluted                                                83,330              79,358

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                       CONDENSED COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                   June 27,            March 31,
                                                                       1999                 1999
                                                        -------------------   ------------------
                                                        (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                     $  382,395           $  499,725
   Marketable securities                                             33,426               24,426
   Accounts receivable, net of allowance for
      doubtful accounts of $8,852 and $9,623                        393,791              392,329
   Inventories                                                      123,837              147,524
   Deferred taxes                                                    72,107               72,107
   Other current assets                                              96,222               96,401
                                                                 ----------           ----------

Total current assets                                              1,101,778            1,232,512

Property and equipment, net of accumulated
   depreciation of $246,965 and $236,987                            192,001              198,806
Intangibles, net                                                      4,378                5,199
Other assets                                                         33,369               33,436
                                                                 ----------           ----------
                                                                 $1,331,526           $1,469,953
                                                                 ==========           ==========

Liabilities and Group Equity
----------------------------
Current liabilities:
   Accounts payable                                              $  260,208           $  342,344
   Accrued warranty                                                  36,400               38,917
   Accrued compensation                                              42,202               51,048
   Income taxes payable                                              25,331               33,411
   Current portion of long-term debt                                    349                  341
   Other accrued liabilities                                         65,072               57,841
                                                                 ----------           ----------

Total current liabilities                                           429,562              523,902

Deferred taxes                                                       39,391               39,985
Long-term debt                                                       16,730               18,987
Convertible subordinated debt                                        95,833               95,833
Group equity                                                        750,010              791,246
                                                                 ----------           ----------

                                                                 $1,331,526           $1,469,953
                                                                 ==========           ==========

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                         Three Months Ended
                                                                         June 27,                June 28,
                                                                             1999                    1998
                                                           ----------------------  ----------------------
 Cash flows from operating activities:
    Net loss                                                           $ (43,184)               $(40,554)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operations:
       Loss from investee                                                      -                  24,237
       Depreciation                                                       16,225                  15,073
       Amortization                                                          978                   1,274
       Deferred income taxes                                                (594)                   (607)
       Compensation related to stock plans                                   320                     684
    Changes in assets and liabilities:
       Accounts receivable                                                (1,462)                 90,182
       Inventories                                                        23,687                   1,372
       Accounts payable                                                  (82,136)                (58,529)
       Income taxes payable                                               (8,079)                (12,782)
       Accrued warranty                                                   (2,517)                 (7,792)
       Other assets and liabilities                                        2,748                  10,909
                                                                       ---------                --------
 Net cash provided by (used in) operating activities                     (94,014)                 23,467
                                                                       ---------                --------

 Cash flows from investing activities:
    Purchase of marketable securities                                    (23,641)                (39,004)
    Maturities of marketable securities                                   14,641                  52,049
    Investment in property and equipment                                 (14,142)                (21,750)
    Proceeds from disposition of property and equipment                       60                   4,281
                                                                       ---------                --------
 Net cash used in investing activities                                   (23,082)                 (4,424)
                                                                       ---------                --------

 Cash flows from financing activities:
    Principal payments on long-term credit facilities                     (2,249)                    (76)
    Proceeds from issuance of common stock                                 2,015                   1,758
                                                                       ---------                --------
 Net cash provided by (used in) financing activities                        (234)                  1,682
                                                                       ---------                --------

 Increase (decrease)  in cash and cash equivalents                      (117,330)                 20,725
 Cash and cash equivalents at beginning of period                        499,725                 253,240
                                                                       ---------                --------
 Cash and cash equivalents at end of period                            $ 382,395                $273,965
                                                                       =========                ========

 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                                        $     404                $    316
       Income taxes                                                    $  13,414                $ 16,810

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Basis of presentation

    The accompanying unaudited condensed combined financial statements of the Hard Disk Drive group ("HDDG"), together with the condensed combined financial statements of the DLT & Storage Systems group ("DSSG") include all of the accounts in the condensed consolidated financial statements of Quantum. The separate group condensed combined financial statements give effect to the accounting policies applicable with the implementation of the tracking stock proposal. The separate HDDG and DSSG financial statements have been prepared on a basis that management believes to be reasonable and appropriate and include (i) the historical balance sheets, results of operations, and cash flows of businesses that comprise each of the groups, with all significant intragroup transactions and balances eliminated, (ii) in the case of HDDG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with HDDG, including allocated portions of Quantum's debt and selling, general and administrative costs, and (iii) in the case of DSSG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with DSSG, including allocated portions of Quantum's debt and selling, general and administrative costs.

    The condensed combined financial statements of the Hard Disk Drive group provide HDDG stockholders with financial information about the Hard Disk Drive group operations. Holders of HDDG stock and DSSG stock are Quantum stockholders and are subject to all of the risks of an investment in Quantum and all of Quantum's businesses, assets and liabilities. Quantum retains ownership and control of all of the assets and operations of each group. Financial effects arising from one group that affect Quantum's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the other group's stock. Any net losses of HDDG or DSSG, and dividends or distributions on, or repurchases of DSSG stock, or repurchases of preferred stock at a price per share greater than par value, will reduce the funds of Quantum legally available for payment of dividends on HDDG stock. As a result, HDDG's condensed combined financial statements should be read in conjunction with Quantum's condensed consolidated financial statements and DSSG's condensed combined financial statements. The condensed combined balance sheet as of March 31, 1999 has been derived from the audited financial statements included in Form S-4 Registration No. 333-75153 filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These interim financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

2.    Inventories

Inventories consisted of the following:
        (In thousands)
                                                            June 27,            March 31,
                                                                1999                 1999
                                                 -------------------  -------------------

   Materials and purchased parts                            $  1,544             $  2,204
   Work in process                                             5,362                5,377
   Finished goods                                            116,931              139,943
                                                            --------             --------
                                                            $123,837             $147,524
                                                            ========             ========


3.  Net income (loss) per share

On July 23, 1999, Quantum's stockholders approved the tracking stock proposal. Accordingly, the net loss per share for the periods presented below have been calculated in accordance with the Restated Certificate of Incorporation.

The following table sets forth the computation of basic and diluted net loss per share:

   (In thousands, except per share data)                            Three Months Ended
                                                                June 27,             June 28,
                                                                    1999                 1998
                                                          --------------       --------------
Numerator:
 Numerator for basic and diluted net loss per share
  - loss available to common stockholders                        $(43,184)            $(40,554)
                                                           ==============       ==============

Denominator:
 Denominator for basic and diluted net loss per
  share - weighted average shares                                 83,330               79,358
                                                           ==============       ==============

Basic and diluted net loss per share                            $  (0.52)            $  (0.51)
                                                          ==============       ==============

The computation of diluted net loss per share for the three months ended June 27, 1999 and June 28, 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1000 note, because the effect would have been antidilutive.

Options to purchase 10,413,571 and 10,592,948 shares of HDDG common stock were outstanding at June 27, 1999 and June 28, 1998, respectively. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the three months ended June 27, 1999 and June 28, 1998, because the effect would have been antidilutive.

4.  Common Stock Repurchase

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase is to offset the dilutive impact of the shares to be issued to complete the acquisition of Meridian Data, Inc. At June 27, 1999, DSSG had repurchased 3.9 million shares of Quantum common stock for approximately $84 million.


5.  Litigation

Quantum and certain of its current and former officers and directors were named as defendants in two class-action lawsuits, one filed on August 28, 1996, in the Superior Court of Santa Clara County, California, and one filed on August 30, 1996, in the U.S. District Court of the Northern District of California. The plaintiff in both class actions purported to represent a class of all persons who purchased Quantum's common stock between February 26, 1996, and June 13, 1996. The complaints alleged that the defendants violated various federal securities laws and California statutes by concealing and/or misrepresenting material adverse information about Quantum, and that individual defendants sold shares of Quantum common stock based on material nonpublic information.

Following a hearing on plaintiff's appeal of the District Court's dismissal with prejudice of plaintiff's amended complaint in the federal class action on May 13, 1999, and prior to a ruling on the appeal, the plaintiff agreed to dismiss with prejudice the state and federal class action lawsuits. Pursuant to a letter agreement dated May 21, 1999, plaintiff agreed to dismiss the lawsuits with no financial contribution from the defendants. A stipulation of dismissal with prejudice was filed in federal court on June 10, 1999, and in state court on June 17, 1999. Each side agreed to bear its own costs and fees.

Certain of Quantum's current and former officers and directors were also named as defendants in a derivative lawsuit, which was filed on November 8, 1996, in the Superior Court of Santa Clara County. The derivative complaint was based on factual allegations substantially similar to those alleged in the class-action lawsuits. Defendants' demurrer to the derivative complaint was sustained without prejudice on April 14, 1997. Plaintiffs did not file an amended complaint. On August 7, 1997, the Court issued an order of dismissal and entered final judgment dismissing the complaint.

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that Quantum has infringed. Quantum has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not yet had time to make a complete study of all the patents asserted by Papst and there can be no assurance that Quantum has not infringed these or other patents owned by Papst. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

Quantum is also subject to other legal proceedings and claims that arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of Quantum, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to Quantum.


6.   Comprehensive Income (Loss)

Accumulated other comprehensive loss included in group equity on the condensed combined balance sheets of the Hard Disk Drive group consists of foreign currency translation adjustments. Total comprehensive loss for the three months ended June 27, 1999 and June 28, 1998 is presented in the following table:

(In thousands)                                           Three Months Ended
                                                         June 27,            June 28,
                                                             1999                1998
                                               ------------------  ------------------

Net loss                                                $(43,184)           $(40,554)
Other comprehensive loss -
   foreign currency translation
   adjustments                                              (920)             (1,005)
                                                        --------            --------

Comprehensive loss                                      $(44,104)           $(41,559)
                                                        ========            ========


7.   Business Units

The Hard Disk Drive group currently has two primary product lines, desktop hard disk drives and high-end hard disk drives. HDDG has two separate business units that support these two product lines. In addition, HDDG participated in the manufacture of recording heads through its 49% equity interest in a recording heads joint venture with Matsushita-Kotobuki Electronics, Ltd., from May 16, 1997 through October 28, 1998 when the joint venture was dissolved.

The desktop business unit designs, develops and markets desktop hard disk drives designed to meet the storage requirements of entry-level to high-end desktop personal computers in home and business environments. The high-end business unit designs, develops and markets high-end hard disk drives designed to meet the storage requirements of network servers, workstations and storage subsystems. In the future, the two HDDG business units may become a single business unit as their markets begin to merge and be reported on a combined basis.

Results for HDDG's business units for the three months ended June 27, 1999 and June 28, 1998 are presented in the following table:

(In millions)                                                Three Months Ended
                                                             June 27,       June 28,
                                                                 1999           1998
                                                                 ----           ----

Business unit:
  Desktop
      Revenue                                                  $ 637          $ 715
      Unit operating loss                                        (62)           (19)
      Inventory and property, plant and equipment,
       net of accumulated depreciation                           261            366

  High-end
      Revenue                                                    115            132
      Unit operating loss                                        (15)           (27)
      Inventory and property, plant and equipment,
       net of accumulated depreciation                            55             73

  Recording heads
      Loss from investee                                           -            (24)



(In millions)                                                  Three Months Ended
                                                             June 27,       June 28,
                                                                 1999           1998
                                                                 ----           ----

Loss reconciliation:
Total unit operating loss                                      $ (77)         $ (46)
Loss from investee                                                 -            (24)

Unallocated amounts:
Interest and other income/(expense)                                4              2
                                                               -----          -----

 Loss before income taxes                                      $ (73)         $ (68)
                                                               =====          =====

(In millions)                                               June 27,        June 28,
                                                                1999            1998
                                                                ----            ----
Assets reconciliation:
Total unit inventory and property, plant and
   equipment net of accumulated depreciation                  $  316          $  439
Cash and cash equivalents                                        382             274
Marketable securities                                             34              59
Accounts receivable, net of allowance for doubtful
   accounts                                                      394             496
Deferred taxes                                                    72              90
Other current assets                                              96              87
Intangible assets, less accumulated amortization                   5               8
Other assets                                                      33              54
                                                              ------          ------
   Total combined assets                                      $1,332          $1,507
                                                              ======          ======

Property plant and equipment, net of accumulated depreciation, included equipment related to research and development, testing and configuration of hard disk drives, logistics, customer service, and administration. Cash and cash equivalents, marketable securities, accounts receivable, deferred taxes, other current assets, intangible assets and other assets were not allocated to the business units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect," or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth under Trends and Uncertainties relating to the Hard Disk Drive group. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Business Overview

The Hard Disk Drive group ("HDDG") designs, develops and markets a diversified product portfolio of hard disk drives featuring leading-edge technology. HDDG's hard disk drives are designed for the desktop market and the high-end hard disk drive market which requires faster and higher capacity disk drives--as well as the emerging market for hard disk drives specially designed for consumer electronics applications such as new TV recording devices. HDDG has been the leading volume supplier of hard disk drives for the desktop market for each of the past six years. According to Dataquest, HDDG's market share in the desktop market has grown from 3% in 1990 to an industry leading 22% in 1998.

HDDG designs desktop hard disk drives to meet the storage requirements of entry-level to high-performance desktop PCs in home and business environments. HDDG also designs high-end hard disk drives to store data on large computing systems such as network servers. These high-end hard disk drives are generally used for:

   .    dedicated sites that store large volumes of data;

   . network servers such as those used for Internet and intranet services, online transaction processing and enterprise wide applications;

   .    high-speed computers used for specialized engineering design software;
        and

   . computer systems incorporating a large number of shared hard disk drives.

HDDG recently introduced two new hard disk drives designed for the developing consumer electronics market. These hard disk drives utilize Quantum QuickView(TM)--HDDG's hard disk drive technology designed for consumer electronics. The use of hard disk drive technology makes it possible to simultaneously record and playback video content and to rapidly and inexpensively access large amounts of video content--capabilities that are not as well suited to competing technologies such as video tape and digital video disk.

Products

Desktop products. HDDG offers three families of desktop hard disk drives--the Quantum Bigfoot(TM), Quantum Fireball(TM) and Quantum Fireball Plus. The Quantum Bigfoot family offers 5.25-inch hard disk drives for PC users. The Quantum Fireball family offers 3.5-inch hard disk drives for consumer and commercial PCs, as well as entry-level workstations and network servers. Fireball Plus offers superior performance for power users. HDDG offers the Shock Protection System(TM) and Data Protection System(TM) with its recently released desktop products. These features substantially reduce failure rates with customers and provide increased reliability and performance. HDDG also began offering the second-generation Shock Protection System II with its most recent product. This new feature provides enhanced protection against both operating and non-operating shock. Along with providing enhanced protection against shock during handling and integration, Shock Protection System II guards against kicks and jolts while the PC is running to reduce field failures.

High-end products. HDDG also offers a broad line of high-end 3.5-inch hard disk drives--the Quantum Viking(TM), Quantum Atlas and Quantum Atlas 10K families. The Quantum Viking II 3.5-inch hard disk drive is designed for low-profile applications such as workgroup servers and desktop workstations, while the Quantum Atlas family offers high-capacity hard disk drives for high performance storage-intensive applications such as enterprise servers and storage subsystems. HDDG began offering the Shock Protection System with its recently released high-end products.

The table below sets forth key performance characteristics for HDDG's current products:

                      Capacity     Product     Rotational
                      per Disk     Capacity       Speed
Products                (GB)         (GB)         (RPM)                                Platform
--------                ----         ----         -----                                --------
Bigfoot TS                 6.4   6.4 to 19.2        4,000   Desktop PCs--Value, with Ultra ATA interface, 5.25- inch media

Fireball CR                4.3   4.3 to 13.0        5,400   Desktop PCs--Value, with Ultra ATA/66 interface, Shock
                                                            Protection System and Data Protection System

Fireball CX                6.8   6.4 to 20.4        5,400   Desktop PCs--Value, with Ultra ATA/66 interface, Shock
                                                            Protection System and Data Protection System

Fireball lct               8.7   4.3 to 26.0        5,400   Desktop PCs--Value, with Ultra ATA/66 interface, Shock
                                                            Protection System II and Data Protection System

Fireball Plus KA           4.5   6.4 to 18.2        7,200   Desktop PCs--Performance, with Ultra ATA/66 interface, Shock
                                                            Protection System and Data Protection System

Fireball Plus KX           6.8   6.8 to 27.3        7,200   Desktop PCs--Performance, with Ultra ATA/66 interface, Shock
                                                            Protection System and Data Protection System

Viking II                  1.8   4.5 to 9.1         7,200   PC Servers and Workstations, with Ultra2 SCSI Low Voltage
                                                            Differential (LVD) or Ultra SCSI interface

Atlas III                  1.8   4.5 to 18.2        7,200   Servers and Storage Subsystems, Ultra2 SCSI Low Voltage
                                                            Differential/Ultra SCSI interface

Atlas IV                   4.5   9.1 to 36.4        7,200   Servers, Workstations and Storage Subsystems, with Ultra
                                                            160/m SCSI interface, Shock Protection System

Atlas 10K                  3.0   9.1 to 36.4       10,000   Enterprise Servers and Storage Subsystems, with Ultra 160/m
                                                            SCSI interface or Fibre Channel optional interface, 3-inch media, Shock Protection System

Results of Operations

Revenue.   Revenue in the three months ended June 27, 1999 was $752 million, compared to $847 million in the three months ended June 28, 1998, a decrease of 11%. The decrease in revenue reflected lower revenue from sales of both desktop and high-end hard disk drives.

    . Desktop hard disk drive revenue in the three months ended June 27, 1999 was $637 million, compared to $715 million in the three months ended June 28, 1998. While shipments of desktop hard disk drives increased from the first quarter of fiscal year 1999, intense competitive pricing pressures resulted in significantly lower average unit prices and reduced desktop hard disk drive revenue.

    . High-end hard disk drive revenue in the three months ended June 27, 1999 was $115 million, compared to $132 million in the three months ended June 28, 1998. Shipments of high-end hard disk drives were flat from the first quarter of fiscal year 1999 as HDDG transitioned to new high-end products, while revenue declined reflecting reduced average unit prices.

Sales to the top five customers in the three months ended June 27, 1999 represented 44% of revenue, compared to 47% of revenue in the three months ended June 28, 1998. These amounts reflected a retroactive combination of the sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Hewlett-Packard were 15% of revenue in the three months ended June 27, 1999 compared to 16% of revenue in the three months ended June 28, 1998. Sales to Compaq were less than 10% of revenue in the three months ended June 27, 1999, compared to 14% of revenue in the three months ended June 27, 1998, including sales to Digital Equipment.

Sales to computer equipment manufacturers and distribution channel customers were 55% and 45% of revenue, respectively, in the three months ended June 27, 1999, compared to 60% and 40% of revenue, respectively, in the three months ended June 28, 1998.

Gross Margin Rate.   The gross margin rate decreased to 3.8% in the three months ended June 27, 1999 from 6.2% in the three months ended June 28, 1998.

   . The desktop gross margin rate was 1.4% in the three months ended June 27, 1999 compared to 6.8% in the three months ended June 28, 1998. The decrease reflected the intense competitive pricing pressures in the desktop market. HDDG expects to experience continued gross margin pressure with respect to desktop hard disk drive products through at least the second quarter of fiscal year 2000.

   . The high-end gross margin rate was 16.6% in the three months ended June 27, 1999 compared to 3.2% in the three months ended June 28, 1998. The increase reflected the transition to new, higher margin products.

The Hard Disk Drive group is currently examining a wide variety of measures to reduce costs in its business model.

Research and Development Expenses.    Research and development expenses in the
three months ended June 27, 1999, were $63 million, or 8.3% of revenue, compared to $62 million, or 7.4% of revenue, in the three months ended June 28, 1998. HDDG expects the amount of research and development expenses to increase in the second quarter of fiscal year 2000.

Sales and Marketing Expenses.   Sales and marketing expenses in the three months
ended June 27, 1999, were $28 million, or 3.7% of revenue, compared to $26 million, or 3.0% of revenue in the three months ended June 28, 1998.

General and Administrative Expenses.    General and administrative expenses in
the three months ended June 27, 1999, were $15 million, or 2.0% of revenue, compared to $11 million, or 1.3% of revenue, in the three months ended June 28, 1998. The increase in general and administrative expenses reflected a deferral of certain programs in the first quarter of fiscal year 1999 and implementation of a new quality program reflected in the first quarter of fiscal year 2000.

Interest and Other Income/Expense.   Net interest and other income and expense
in the three months ended June 27, 1999 was $3.6 million income, compared to $2.1 million income in the three months ended June 28, 1998. The increase reflected higher interest income as a result of a higher average cash balance.

Loss from Investee. The loss from investee reflected HDDG's 49% equity share in the operating losses of its recording heads joint venture with Matsushita-Kotobuki, which was dissolved in the third quarter of fiscal year 1999. HDDG's share of the loss in the joint venture for the quarter ended June 28, 1998, was $24 million.

Income Taxes.   HDDG recorded tax benefits of $30 million and $28 million for effective benefit rates of 41% for the three months ended June 27, 1999, and June 28, 1998, respectively.


Liquidity and Capital Resources

Operating Activities. HDDG used cash of $94 million in operating activities in the three months ended June 27, 1999. HDDG generated cash from operations of $23 million in the three months ended June 28, 1998. The use of cash primarily reflected reduced collections of accounts receivable compared to the prior year period.

Investing Activities.   Investments in the three months ended June 27, 1999 were
$23 million, which consisted of investments in property and equipment and net purchases of marketable securities. Investments in the three months ended June 28, 1998 totaled $4 million.

Financing Activities.   At June 27, 1999, and March 31, 1999, Quantum's debt
allocated to HDDG was $113 million and $115 million, respectively. Debt allocated to HDDG bears interest at a rate equal to the weighted average interest rate of Quantum's total debt, calculated on a quarterly basis. At June 27, 1999, Quantum had a total debt of $339 million with an average interest rate of 8.4%.

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase is to offset the dilutive impact of the shares to be issued to complete the acquisition of

Meridian Data, Inc. At June 27, 1999, DSSG had repurchased 3.9 million shares of Quantum common stock for approximately $84 million.

HDDG expects to spend approximately $85 million in fiscal year 2000 for capital equipment and leasehold improvements. These capital expenditures will support the expansion of the desktop and high-end hard disk drive product lines and the introduction of hard drives for consumer electronic applications.

HDDG expects its cash flow from operations, together with available financing sources, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet HDDG's expectations.


Trends and Uncertainties Relating to the Hard Disk Drive Group

Holders of HDDG stock remain stockholders of one company and, therefore, financial effects on DSSG could adversely affect HDDG

Holders of HDDG stock and DSSG stock are stockholders of a single company. HDDG and DSSG are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Quantum and all of our businesses, assets and liabilities. The issuance of the HDDG stock and the DSSG stock and the allocation of assets and liabilities and stockholders' equity between HDDG and DSSG did not result in a distribution or spin-off to stockholders of any of our assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attributed to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attributed to the other group. If we are unable to satisfy one group's liabilities out of the assets we attributed to it, we may be required to satisfy those liabilities with assets we have attributed to the other group.

Financial effects from one group that affect our consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the tracking stock relating to the other group. In addition, net losses of either group and dividends and distributions on, or repurchases of, either class of tracking stock or repurchases of preferred stock at a price per share greater than par value will reduce the funds we can pay on each class of tracking stock under Delaware law. For these reasons, you should read our consolidated financial information with the financial information we provide for each group.

HDDG's operating results depend on new product introductions which may not be successful

To compete effectively, HDDG must frequently introduce new hard disk drives. HDDG cannot assure you that:

   . it will successfully or timely develop or market any new hard disk drives in response to technological changes or evolving industry standards;

   . it will not experience technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives;

   . it will successfully qualify new hard disk drives, particularly high-end disk drives, with HDDG's customers by meeting customer performance and quality specifications. A successful and timely customer qualification must occur before customers will place large product orders;

   .    it will quickly achieve high volume production of new hard disk drives;
        or

   .    its new products will achieve market acceptance.

These risks are magnified because HDDG expects technological changes, short product life cycles and intense competitive pressures to result in declining sales and gross margins on its current generation products.


HDDG's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance

HDDG's quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. As a result, you should not use HDDG's past quarterly operating results to predict future performance. Quarterly operating results could be adversely affected by:

    . the ability of Matsushita-Kotobuki, HDDG's exclusive manufacturer, to quickly achieve high volume production of HDDG's hard disk drives;

    .   customers canceling, deferring or rescheduling significant orders;

    .   returns by customers of unsold hard disk drives for credit;

    .   decline in PC demand; or

    . failure to complete shipments in the last month of a quarter during which a substantial portion of HDDG's products are typically shipped.


HDDG's prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard disk drives

End-user demand for the computer systems which contain HDDG's hard disk drives has historically been subject to rapid and unpredictable fluctuations. As a result, the hard disk drive market tends to experience periods of excess capacity which typically lead to intense price competition. If intense price competition occurs, HDDG may be forced to lower prices sooner and more than expected and transition to new products sooner than expected. For example, in fiscal year 1999 and the second half of fiscal year 1998, as a result of excess inventory in the desktop hard disk drive market, aggressive pricing and corresponding margin reductions materially adversely impacted HDDG's operating results. HDDG experienced similar conditions in the high-end hard disk drive market during most of fiscal years 1998 and 1999.


Growth of the lower priced PC markets is putting downward pressure on HDDG's desktop hard disk drive prices and margins

The recent growth of the lower priced PC market has led to a shift toward lower priced desktop hard disk drives, and to significantly reduced gross margins. HDDG expects the trend toward lower prices and margins on hard disk drives to continue. If HDDG is unable to lower the cost of its desktop hard disk drives accordingly, gross margins will continue to decrease.


Intense competition in the desktop and high-end hard disk drive market could adversely impact HDDG's operating results

In the desktop hard disk drive market, HDDG's primary competitors are Fujitsu Limited, IBM, Maxtor Corporation, Samsung Electronics Co., Ltd., Seagate and Western Digital Corporation. The desktop hard disk drive market is characterized by more competitiveness than that seen in the computer industry in general. HDDG's operating results and competitive position could be negatively impacted by the introduction of competitive products with higher performance, higher reliability and/or lower cost than HDDG's products. For example, in the first quarter of fiscal year 2000, certain competitors reduced prices for their products significantly. As a result, HDDG's operating results were materially adversely impacted.

In the high-end hard disk drive market, HDDG's primary competitors are Fujitsu, Hitachi, IBM, Seagate and Western Digital. Currently, Seagate and IBM have the largest market share for high-end hard disk drives. Intense technology and pricing competition has led to losses on HDDG's high-end hard disk drive products over the past nine quarters. HDDG does not anticipate that its high-end hard disk drive products will return to profitability prior to shipping its next generation products.


A majority of sales come from a few customers that have no minimum or long-term purchase commitments

HDDG's sales are concentrated with a few customers. Customers are not obligated to purchase any minimum product volume and HDDG's customer relationships are terminable at will. The loss of, or a significant change in demand from, one or more key HDDG customers could have a material adverse impact on HDDG's operating results.


Because HDDG depends on Matsushita-Kotobuki for the manufacture of all hard disk drives, adverse material developments in this critical manufacturing relationship would adversely impact HDDG's operating results

HDDG's relationship with Matsushita-Kotobuki is critical to the Hard Disk Drive group's operating results and overall business performance. HDDG's dependence on Matsushita-Kotobuki includes the following principal risks:

     . Quality and Delivery. HDDG relies on Matsushita-Kotobuki to quickly achieve volume production of new hard disk drives at a competitive cost, to meet HDDG's stringent quality requirements and to respond quickly to changing product delivery schedules. Failure of Matsushita-Kotobuki to satisfy these requirements could have a material adverse impact on HDDG's operating results.

     . Purchase Forecasts. Matsushita-Kotobuki's production schedule is based on HDDG's forecasts of its purchase requirements, and HDDG has limited rights to modify short-term purchase orders. The failure of HDDG to accurately forecast its requirements or successfully adjust Matsushita-Kotobuki's production schedule could lead to inventory shortages or surpluses.

     . Pricing. HDDG negotiates pricing arrangements with Matsushita-Kotobuki on a quarterly basis. Any failure to reach competitive pricing arrangements would have a material adverse impact on HDDG's operating results.

     . Capital Commitment. HDDG's future growth will require that Matsushita-Kotobuki continue to devote substantial financial resources to property, plant and equipment to support the manufacture of HDDG's products.

     . Manufacturing Capacity. If Matsushita-Kotobuki is unable or unwilling to meet HDDG's manufacturing requirements, an alternative manufacturing source may not be available in the near-term.


Matsushita-Kotobuki depends on a limited number of component and sub-assembly suppliers and component shortages and quality problems or delays from these suppliers could result in increased costs and reduced sales

Matsushita-Kotobuki depends on a limited number of qualified suppliers for components and sub-assemblies, including recording heads, media and integrated circuits, all of which are essential to the manufacture of HDDG's hard disk drives. Matsushita-Kotobuki may qualify only a single source for certain components and sub-assemblies, which can magnify the risk of component shortages. Component shortages have constrained HDDG's sales growth in the past, and HDDG believes that it will periodically experience component shortages. If Matsushita-Kotobuki experiences quality problems with its component suppliers, HDDG's hard disk drive shipments could be significantly delayed or costs could be significantly increased.


Unexpected warranty costs could have a material adverse impact on operating results

HDDG warrants its products against defects for a period of one to five years. Actual warranty costs could have a material adverse impact on HDDG's operating results if the actual unit failure rate or unit repair costs are greater than those for which HDDG established a warranty accrual.


Third party infringement claims could result in substantial liability and significant costs

From time to time, third parties allege HDDG's infringement of and need for a license under their patented or other proprietary technology. For example, in August 1998 Quantum was named as one of several defendants in a patent infringement lawsuit. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents, which it asserts that HDDG has infringed. Adverse resolution of the Papst litigation or any other third party infringement claim could subject HDDG to substantial liabilities and require it to refrain from manufacturing and selling certain products. HDDG cannot assure you that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained on commercially reasonable terms, or at all. In addition, the costs of litigation could be substantial, regardless of the outcome.


HDDG's foreign manufacturing costs could be adversely impacted by fluctuations in currency exchange rates

Matsushita-Kotobuki generally purchases manufacturing components at prices denominated in U.S. dollars. However, significant increases in currency exchange rates against the U.S. Dollar could increase Matsushita-Kotobuki's manufacturing costs and could result in higher product prices and/or declining margins for HDDG's products.

                              QUANTUM CORPORATION

                          PART II - OTHER INFORMATION


Item 1.  Legal proceedings

Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements and
Note 5 of the Notes to Condensed Combined Financial Statements of the Hard Disk Drive group.


Item 2.  Changes in securities - Not Applicable


Item 3.  Defaults upon senior securities - Not Applicable


Item 4.  Submission of matters to a vote of security holders - Not Applicable


Item 5.  Other information - Not Applicable


Item 6.  Exhibits and reports on Form 8-K.

         (a) Exhibits.     The exhibits listed on the accompanying index to
             --------
                           exhibits immediately following the signature page are filed as part of this report.

         (b) Reports on Form 8-K.
             -------------------

                           None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             QUANTUM CORPORATION
                                             (Registrant)



Date:  August 11, 1999      By: /s/ Richard L. Clemmer
                                ----------------------
                                Richard L. Clemmer
                                Executive Vice President, Finance
                                  and Chief Financial Officer

                              QUANTUM CORPORATION

                               INDEX TO EXHIBITS


Exhibit
 Number                                            Exhibit


10.1 FIRST AMENDMENT TO CREDIT AGREEMENT, dated June 21, 1999, among ATL Products, Inc., certain financial institutions (collectively, the "Banks") and Fleet National Bank as agent for the Banks.

27.1        Financial Data Schedule

Footnotes to
 Exhibits       Footnote

None