Form 10-Q
period 1999-09-26
QUANTUM CORP /DE/
filed 1999-11-02
CIK 709283

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999

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

As of the close of business on October 24, 1999, Quantum Corporation had 164,766,625 shares of DLT & Storage Systems group common stock outstanding and 83,574,022 shares of Hard Disk Drive group common stock outstanding.

                                               QUANTUM CORPORATION

                                                      INDEX
                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I - FINANCIAL INFORMATION

Quantum Corporation - Condensed Consolidated Financial Statements

              Condensed Consolidated Statements of Operations                                              3

              Condensed Consolidated Balance Sheets                                                        4

              Condensed Consolidated Statements of Cash Flows                                              5

              Notes to Condensed Consolidated Financial Statements                                         6

              Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                13

Quantum Corporation DLT & Storage Systems Group - Condensed Combined
   Financial Statements

              Condensed Combined Statements of Operations                                                 22

              Condensed Combined Balance Sheets                                                           23

              Condensed Combined Statements of Cash Flows                                                 24

              Notes to Condensed Combined Financial Statements                                            25

              Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                29

Quantum Corporation Hard Disk Drive Group - Condensed Combined
   Financial Statements

              Condensed Combined Statements of Operations                                                 38

              Condensed Combined Balance Sheets                                                           39

              Condensed Combined Statements of Cash Flows                                                 40

              Notes to Condensed Combined Financial Statements                                            41

              Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                46

PART II - OTHER INFORMATION                                                                               57

SIGNATURE                                                                                                 59

                                                                               2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                 QUANTUM CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except per share data)
                                                     (unaudited)

                                                  Three Months Ended                       Six Months Ended
                                         September 26,        September 27,       September 26,        September 27,
                                                 1999                 1998                 1999                 1998
                                          -----------          -----------          -----------          -----------
Revenue                                   $ 1,125,124          $ 1,164,711          $ 2,208,359          $ 2,267,734
Cost of revenue - on net sales                932,719              972,822            1,836,035            1,909,473
Cost of revenue - special charge               57,068                 --                 57,068                 --
                                          -----------          -----------          -----------          -----------

   Gross profit                               135,337              191,889              315,256              358,261

Operating expenses:
   Research and development                    92,453               82,640              182,886              166,938
   Sales and marketing                         55,459               45,386              108,680               83,723
   General and administrative                  30,570               21,494               59,714               38,895
   Purchased in-process research
      and development                          37,000                 --                 37,000                 --
   Special charge                               2,338                 --                  2,338                 --
                                          -----------          -----------          -----------          -----------
                                              217,820              149,520              390,618              289,556

   Income (loss) from operations              (82,483)              42,369              (75,362)              68,705

Other income (expense):
   Interest income and other, net               7,110                6,133               19,557               14,836
   Interest expense                            (7,218)              (6,725)             (14,426)             (13,227)
   Loss from investee                            --                (17,114)                --                (41,350)
                                          -----------          -----------          -----------          -----------
                                                 (108)             (17,706)               5,131              (39,741)

Income (loss) before income taxes             (82,591)              24,663              (70,231)              28,964
Income tax provision (benefit)                (19,938)               7,399              (15,859)               8,689
                                          -----------          -----------          -----------          -----------

Net income (loss)                         $   (62,653)         $    17,264          $   (54,372)         $    20,275
                                          ===========          ===========          ===========          ===========

DLT & Storage Systems group:

Net income                                $    21,060          $    52,143          $    72,525          $    95,708
                                          ===========          ===========          ===========          ===========

Net income per share:
   Basic                                  $      0.13          $      0.34          $      0.44          $      0.62
   Diluted                                $      0.12          $      0.33          $      0.42          $      0.59

Weighted average common shares:
   Basic                                      165,378              151,527              166,019              155,122
   Diluted                                    173,080              162,695              173,029              161,223

Hard Disk Drive group:

Net loss                                  $   (83,687)         $   (34,878)         $  (126,871)         $   (75,432)
                                          ===========          ===========          ===========          ===========

Net loss per share:
   Basic                                  $     (1.01)         $     (0.46)         $     (1.53)         $     (0.97)
   Diluted                                $     (1.01)         $     (0.46)         $     (1.53)         $     (0.97)

Weighted average common shares:
   Basic                                       82,883               75,763               83,107               77,561
   Diluted                                     82,883               75,763               83,107               77,561

See accompanying notes to condensed consolidated financial statements.

                                                                               3

                                               QUANTUM CORPORATION

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)

                                                                           September 26,              March 31,
                                                                                    1999                   1999
                                                                           -------------             ----------
                                                                             (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                                 $   689,010             $  772,368
   Marketable securities                                                          34,634                 24,426
   Accounts receivable, net of allowance for
      doubtful accounts of $10,421 and $12,130                                   592,258                646,557
   Inventories                                                                   273,647                271,986
   Deferred taxes                                                                107,701                107,701
   Other current assets                                                          149,951                104,835
                                                                            ------------             ----------

Total current assets                                                           1,847,201              1,927,873

Property and equipment, net of accumulated
   depreciation of $267,542 and $291,617                                         271,630                271,928
Intangible assets, net                                                           292,348                225,567
Other assets                                                                      46,620                 58,228
                                                                             -----------             ----------

                                                                             $ 2,457,799             $2,483,596
                                                                             ===========             ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                          $   377,364             $  406,369
   Accrued warranty                                                               93,158                 76,905
   Accrued compensation                                                           68,900                 73,605
   Income taxes payable                                                           26,004                 33,411
   Current portion of long-term debt                                               1,072                  1,024
   Other accrued liabilities                                                     151,834                 90,691
                                                                             -----------             ----------

Total current liabilities                                                        718,332                682,005

Deferred taxes                                                                    78,345                 67,340
Long-term debt                                                                    48,412                 56,961
Convertible subordinated debt                                                    287,500                287,500

Stockholders' equity:
   Common stocks                                                                 936,867                886,434
   Retained earnings                                                             449,833                504,206
   Accumulated other comprehensive loss                                              (77)                  (850)
   Treasury stock, at cost                                                       (61,413)                     -
                                                                             -----------             ----------

Total stockholders' equity                                                     1,325,210              1,389,790
                                                                             -----------             ----------

                                                                             $ 2,457,799             $2,483,596
                                                                             ===========             ==========

See accompanying notes to condensed consolidated financial statements.

                                                                               4

                                        QUANTUM CORPORATION

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                            (unaudited)
                                                                       Six Months Ended
                                                                 September 26,      September 27,
                                                                         1999               1998
                                                                    ---------          ---------
  Cash flows from operating activities:
     Net income (loss)                                              $ (54,372)         $  20,275
     Adjustments to reconcile net income (loss) to net cash
      provided by operations:
        Special charge                                                 58,385               --
        Purchased in-process research and development                  37,000               --
        Depreciation                                                   48,496             45,341
        Amortization                                                   13,872              7,312
        Loss from investee                                               --               41,350
        Deferred income taxes                                             405              1,003
        Compensation related to stock plans                             1,640              3,443
     Changes in assets and liabilities:
        Accounts receivable                                            54,663             74,914
        Inventories                                                      (520)            19,236
        Accounts payable                                              (31,120)           (48,895)
        Income taxes payable                                           (7,407)           (11,693)
        Accrued warranty                                               15,668             (1,721)
        Other assets and liabilities                                  (36,972)            16,497
                                                                    ---------          ---------
  Net cash provided by operating activities                            99,738            167,062
                                                                    ---------          ---------

  Cash flows from investing activities:
     Purchases of marketable securities                               (33,406)           (48,798)
     Maturities of marketable securities                               33,314             91,131
     Acquisition of intangible assets                                  (2,500)              --
     Investment in property and equipment                             (49,909)           (57,442)
                                                                    ---------          ---------
  Net cash used in investing activities                               (52,501)           (15,109)
                                                                    ---------          ---------

  Cash flows from financing activities:
     Proceeds from long-term credit facilities                         10,000               --
     Principal payments on long-term credit facilities                (18,501)              (457)
     Purchases of treasury stock                                     (145,652)          (264,220)
     Proceeds from issuance of common stock, net                       23,558             20,020
                                                                    ---------          ---------
  Net cash used in financing activities                              (130,595)          (244,657)
                                                                    ---------          ---------

  Decrease in cash and cash equivalents                               (83,358)           (92,704)
  Cash and cash equivalents at beginning of period                    772,368            642,150
                                                                    ---------          ---------
  Cash and cash equivalents at end of period                        $ 689,010          $ 549,446
                                                                    =========          =========

  Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                    $  12,981          $  12,472
        Income taxes, net of (refunds)                              $  18,341          $  (7,816)
     Tangible and intangible assets acquired for shares of
      DSSG and HDDG common stock, net of cash acquired and
      liabilities assumed                                           $ 104,698          $    --

See accompanying notes to condensed consolidated financial statements.

                                                                               5

                               QUANTUM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Quantum Corporation ("Quantum" or the "Company") and its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period's presentation. The condensed consolidated balance sheet as of March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 1999 included in its Annual
Report on Form 10-K and Registration Statement on Form S-4 (SEC File No. 333-75153) filed with the Securities and Exchange Commission.


2. Recapitalization

On July 23, 1999, the Company's stockholders approved a tracking stock proposal. As a result, Quantum's Certificate of Incorporation has been amended and restated (the "Restated Certificate of Incorporation"), effective as of the close of business on August 3, 1999, designating two new classes of Quantum Corporation common stock, DLT & Storage Systems group ("DSSG") common stock, $.01 par value per share and Hard Disk Drive group ("HDDG") common stock, $.01 par value per share. On August 3, 1999, each authorized share of Quantum common stock, $.01 par value per share, was exchanged for one share of DSSG stock and one-half share of HDDG stock. These two securities are intended to track separately the performance of the DLT & Storage Systems group and the Hard Disk Drive group.


3. Inventories

Inventories consisted of the following:
      (In thousands)
                                         September  26,               March 31,
                                                   1999                    1999
                                         --------------               ---------

   Materials and purchased parts               $ 60,550                $ 62,342
   Work in process                               37,002                  27,531
   Finished goods                               176,095                 182,113
                                               --------                --------
                                               $273,647                $271,986
                                               ========                ========

4. Net income (loss) per share

As a result of the recapitalization, the Company has two tracking stocks, DSSG common stock and HDDG common stock, that are intended to reflect the performance of Quantum's two business groups. Accordingly, the net income (loss) per share for each group presented below has been calculated in accordance with the Restated Certificate of Incorporation.

The following table sets forth the computation of basic and diluted net income per share for DSSG:


(In thousands, except per share data)                   Three Months Ended                  Six Months Ended
                                                   September 26,    September 27,    September 26,    September 27,
                                                       1999             1998             1999             1998
                                                     --------         --------         --------         --------
Numerator:
   Numerator for basic net income per share
   - income available to common stockholders         $ 21,060         $ 52,143         $ 72,525         $ 95,708

   Effect of dilutive securities:
   7% convertible subordinated notes                     --              2,013             --               --
                                                     --------         --------         --------         --------

   Numerator for diluted net income per
   share - income available to common
   stockholders                                      $ 21,060         $ 54,156         $ 72,525         $ 95,708
                                                     ========         ========         ========         ========
Denominator:
   Denominator for basic net income per
   share - weighted average shares                    165,378          151,527          166,019          155,122

   Effect of dilutive securities:
   Outstanding options                                  7,702            4,962            7,010            6,101
   7% convertible subordinated notes                     --              6,206             --               --
                                                     --------         --------         --------         --------

   Denominator for diluted net income per
   share - adjusted weighted average shares           173,080          162,695          173,029          161,223
                                                     ========         ========         ========         ========

Basic net income per share                           $   0.13         $   0.34         $   0.44         $   0.62
                                                     ========         ========         ========         ========

Diluted net income per share                         $   0.12         $   0.33         $   0.42         $   0.59
                                                     ========         ========         ========         ========

The computation of diluted net income per share for the three and six months ended September 26, 1999, and the six months ended September 27, 1998, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, because the effect would have been antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for HDDG:


(In thousands, except per share data)               Three Months Ended                   Six Months Ended
                                              September 26,     September 27,    September 26,     September 27,
                                                  1999              1998              1999             1998
                                             ----------------  ----------------  ---------------  ----------------
Numerator:
   Numerator for basic and diluted net loss
   per share - loss available to common
   stockholders                                   $ (83,687)       $  (34,878)       $ (126,871)      $  (75,432)
                                             ================  ================  ===============  ================

Denominator:
   Denominator for basic and diluted net
   loss per share - weighted average
   shares                                            82,883            75,763            83,107           77,561
                                             ================  ================  ===============  ================

Basic and diluted net loss per share              $   (1.01)        $   (0.46)        $   (1.53)       $   (0.97)
                                             ================  ================  ===============  ================

The computation of diluted net loss per share for the three and six months ended September 26, 1999 and September 27, 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 15,234,101 and 10,390,490 shares of HDDG common stock were outstanding at September 26, 1999 and September 27, 1998, respectively. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the three and six months ended September 26, 1999 and September 27, 1998 because the effect would have been antidilutive.


5.   Stockholders' Equity

In September 1999, the Company issued 4.1 million DSSG shares and 2 million HDDG shares to the stockholders of Meridian Data, Inc. ("Meridian") to complete the acquisition of Meridian as a wholly owned subsidiary of the Company. In part, the Company reissued DSSG and HDDG shares held as treasury stock to complete the acquisition. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $3.5 million addition to paid-in-capital in the quarter ended September 26, 1999. For additional information regarding the Meridian acquisition, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

In May 1999, the Board of Directors authorized the Company to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase was to minimize the dilutive impact of the shares issued to complete the acquisition of Meridian. During the six months ended September 26, 1999, the Company repurchased 7.2 million shares of DSSG common stock and 2.2 million shares of HDDG common stock for a combined total of $146 million.

In October 1999, the Board of Directors authorized an increase in the Company's stock repurchase program, increasing the previously authorized amount of $200 million to a total of $600 million. The increase is intended primarily for repurchase of the Company's DSSG common stock.

6. Litigation

On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that the Company has infringed. The Company has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not completed a full study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed these or other patents owned by Papst. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

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


7. Business Combination

On September 10, 1999, the Company's DLT & Storage Systems group completed the acquisition of Meridian. Meridian is a developer and manufacturer of network attached storage solutions utilizing both conventional hard disk drive and optical disk technologies for the PC local area network environment. The acquisition has been accounted for as a purchase at a total cost of $115 million. The acquisition was completed with the issuance of 4.1 million shares of DSSG common stock and 2 million shares of HDDG common stock valued at $74 million and $18 million, respectively, on the date of acquisition in exchange for all outstanding shares of Meridian, the conversion of outstanding Meridian stock options into options to purchase 630,000 shares of DSSG common stock and 315,000 shares of HDDG common stock valued at $8 million and $2 million, respectively, and the assumption of Meridian liabilities and other acquisition costs of approximately $13 million. At the date of acquisition, Meridian had $11 million of cash and marketable securities and a net operating loss carryforward for U.S. federal income tax purposes of approximately $46 million. Meridian's results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to the following identifiable intangible assets: goodwill, trademarks, workforce in place, developed technology and in-process research and development. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, the Company has expensed the amount of the purchase price allocated to in-process research and development, estimated at $37 million as of the date of acquisition. This amount and the other components of the purchase price allocation are preliminary. The remaining identifiable intangible assets, valued at $77 million, will be amortized on a straight-line basis over periods ranging from five to ten years.

The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 21%, which represents a premium to the Company's cost of capital. The expected revenue assumes an average compound annual revenue growth rate of 64% during calendar years 1999 through 2007. Expected total revenue from the purchased in-process projects peak in calendar year 2005 and then begin to decline as other new products are expected to be introduced. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. If products are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.


8.   Special Charge

During the quarter ended September 26, 1999, the Company's Hard Disk Drive group recorded a special charge of $59.4 million. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs. Upon full implementation of the plan, HDDG currently expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and change in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

The facilities costs noted above include lease payments on facilities to be vacated in and around Milpitas, California and Singapore, the write-off of related leasehold improvements, and other maintenance expenses associated with the vacated facilities. HDDG expects that the affected facilities will be vacated within the next 12 months.

In connection with the charge, HDDG currently expects a workforce reduction of approximately 600 employees. In addition, approximately 100 open requisitions and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDDG's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. Approximately 115 of the 600 employees had been terminated as of September 26, 1999. HDDG anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2001.

As of  September  26, 1999,  HDDG had  incurred $1 million in cash  expenditures associated with employee severance and benefits. HDDG expects to incur additional cash expenditures associated with employee severance and benefits, facilities costs and other costs associated with the plan of approximately $35 million.

The following table summarizes activity related to the special charge for the quarter ended September 26, 1999:

(In thousands)                     Severance
                                      And         Facilities                    Other
                                    Benefits        Costs       Inventory       Costs        Total
                                    --------        -----       ---------       -----        -----
Special charge                     $  7,833       $ 26,359      $ 13,214      $ 12,000      $ 59,406
Cash payments                        (1,021)          --            --            --          (1,021)
                                   --------       --------      --------      --------      ---------
Balance at September 26, 1999      $  6,812       $ 26,359      $ 13,214      $ 12,000      $ 58,385
                                   ========       ========      ========      ========      ========


9. Comprehensive Income (Loss)

Accumulated other comprehensive loss on the condensed consolidated balance sheets consists of foreign currency translation adjustments. Total comprehensive income (loss) for the three and six months ended September 26, 1999 and September 27, 1998, is presented in the following table:

(In thousands)                               Three Months Ended                 Six Months Ended
                                      September 26,     September 27,     September 26,    September 27,
                                          1999              1998             1999              1998
                                        --------          --------         --------          --------
Net income (loss)                       $(62,653)         $ 17,264         $(54,372)         $ 20,275
Other comprehensive income  --
   foreign currency translation
   adjustments                             1,693             1,188              773               183
                                        --------          --------         --------          --------
Comprehensive income (loss)             $(60,960)         $ 18,452         $(53,599)         $ 20,458
                                        ========          ========         ========          ========


10.   Business Segment Information

Quantum Corporation's reportable segments are its two business groups, the Hard Disk Drive group and the DLT & Storage Systems group, as further described in their separate financial statements. The Hard Disk Drive group consists of desktop and high-end hard disk drives. The DLT & Storage Systems group consists of DLTtape(TM) drives and media, autoloaders and libraries, network attached storage systems and solid state storage systems. The Company directly markets its products to computer manufacturers and through a broad range of distributors, resellers, and systems integrators.

The Company evaluates segment performance based on net profit or loss not including non-recurring gains or losses. Segment assets include those items that can be specifically identified with or reasonably allocated to a particular segment. Results for the Company's reportable segments for the three and six months ended September 26, 1999 and September 27, 1998 are presented in the following tables:
                                                                              11

(In millions)
                                                       Three Months Ended
                                         September 26, 1999            September 27, 1998
                                         ------------------            ------------------
                                    HDDG       DSSG       Total      HDDG      DSSG    Total
                                    ----       ----       -----      ----      ----    -----
Revenue                            $   768    $   357    $ 1,125    $   874   $ 291   $ 1,165
Segment profit
(loss)                                 (84)        21        (63)       (35)     52        17



(In millions)
                                                        Six Months Ended
                                       September 26, 1999               September 27, 1998
                                       ------------------               ------------------
                                   HDDG        DSSG       Total      HDDG     DSSG       Total
                                   ----        ----       -----      ----     ----       -----
Revenue                          $ 1,521       $688     $ 2,208    $ 1,722   $   546    $ 2,268
Segment profit
(loss)                              (127)        73         (54)       (76)       96         20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect," or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth under Trends and Uncertainties relating to the DLT & Storage Systems group and Trends and Uncertainties relating to the Hard Disk Drive group. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Business Description

Quantum operates its business through two separate business groups: the DLT & Storage Systems group ("DSSG") and the Hard Disk Drive group ("HDDG") as described in their respective sections of this report.


Results of Operations

Revenue. Revenue in the three and six months ended September 26, 1999 was $1.125 billion and $2.208 billion, respectively, compared to $1.165 billion and $2.268 billion, respectively, for the corresponding periods in fiscal year 1999.

Revenue in the three and six months ended September 26, 1999 reflected increased revenue from sales of DLTtape drives, tape libraries, and increased DLTtape media royalties, offset by lower revenue from sales of desktop and high-end hard disk drives. Revenue from tape libraries and DLTtape media royalties reached record highs in the three and six month periods. The increase in DLTtape drive revenue reflected an increase in shipments, partially offset by a decline in the average unit price. The increase in tape library revenue reflected an increase in shipments of tape libraries and the acquisition of ATL Products, Inc. in September 1998. The increase in DLTtape media royalties reflected an increase in the sales of DLTtape media cartridges at licensed media manufacturers for which DSSG earns a royalty fee. The increase in sales of DLTtape media cartridges reflects sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives.

While shipments of desktop hard disk drives increased from the first six months of fiscal year 1999, intense competitive pricing pressures resulted in a significantly lower average unit price and reduced desktop hard disk drive revenue. Shipments of high-end hard disk drives increased slightly from the first six months of fiscal year 1999 as HDDG completed a transition to new high-end products, while revenue declined reflecting lower average unit prices.

Sales to our top five customers in the three and six months ended September 26, 1999 represented 48% and 47% of revenue, respectively, compared to 48% for the corresponding periods in fiscal year 1999. These amounts reflected a retroactive combination of sales to Compaq Computer, Inc. and Digital Equipment Corporation as a result of their merger in June 1998 as well as a retroactive combination of sales to Ingram Micro Inc. and Electronic Resources Limited as a result of the completion of their merger in July 1999. Sales to Hewlett-Packard Company were 12% and 13% of revenue in the three and six months ended September 26, 1999, respectively, compared to 15% of sales in the corresponding periods in fiscal year 1999. Sales to Compaq were 12% of revenue in the three and six months ended September 26, 1999, respectively, compared to 16% of revenue for the corresponding periods in fiscal 1999, including sales to Digital Equipment.

Sales to computer equipment manufacturers and distribution channel customers were 59% and 35% of revenue in the three months ended September 26, 1999, respectively, compared to 65% and 32% in the three months ended September 27, 1998. For the six months ended September 26, 1999, computer equipment manufacturer and distribution channel sales were 59% and 35% of revenue, compared to 64% and 33% of revenue for the corresponding period in fiscal year 1999. The remaining revenue in the three and six months ended September 27, 1998 represented media royalty revenue and in the three and six months ended September 26, 1999 represented media royalty revenue and sales to value added resellers.


Gross Margin Rate. The gross margin rate in the three months ended September 26, 1999 decreased to 12.0% from 16.5% in the three months ended September 27, 1998. The gross margin for the first six months of fiscal year 2000 was 14.3%, compared to 15.8% in the corresponding period in fiscal year 1999.

The gross margin rate in the three and six month periods of fiscal year 2000 reflected the impact of a $57.1 million special charge as discussed below. The gross margin rate excluding the impact of the charge was 17.1% and 16.9% in the three and six-month periods ended September 26, 1999, respectively.

Excluding the impact of the special charge in the three and six month comparative periods, the increase in the gross margin rate reflected increased revenues from DLTtape drives, storage systems and DLTtape media royalties, which have significantly higher margins than our other products. This was partially offset by the decline in gross margins earned on desktop hard disk drives as a result of intense competitive pricing pressures. We expect to experience continued gross margin pressure with respect to desktop hard disk drive products through at least the third quarter of fiscal year 2000.


Research and Development Expenses. Research and development expenses in the three and six months ended September 26, 1999, were $92 million, or 8.2% of revenue, and $183 million, or 8.3% of revenue, respectively, compared to $83 million, or 7.1% of revenue, and $167 million, or 7.4% of revenue, respectively, in the corresponding periods of fiscal year 1999. The increase in research and development expenses reflected the consolidation of ATL's expenses which were not included in the prior year periods, as the acquisition occurred on September 28, 1998, and higher research and development expenses related to new tape drive products and other new information storage products, including Super DLTtape technology.

Sales and Marketing Expenses. Sales and marketing expenses in the three and six months ended September 26, 1999, were $55 million, or 4.9% of revenue, and $109 million, or 4.9% of revenue, respectively, compared to $45 million, or 3.9% of revenue, and $84 million, or 3.7% of revenue, respectively, in the corresponding periods of fiscal year 1999. The increase in sales and marketing expenses reflected the consolidation of ATL's expenses and an increase in marketing and advertising costs associated with the DLTtape products. We expect the amount of sales and marketing expenses to increase in the third quarter of fiscal year 2000.


General and Administrative Expenses. General and administrative expenses in the three and six months ended September 26, 1999 were $31 million, or 2.7% of revenue, and $60 million, or 2.7% of revenue, respectively, compared to $21 million, or 1.8% of revenue, and $39 million, or 1.7% of revenue, respectively, in the corresponding periods of fiscal year 1999. The increase in general and administrative expenses reflected the expansion of DSSG's infrastructure to support increased revenue and earnings, the consolidation of ATL's expenses, the deferral of certain programs in the first quarter of fiscal year 1999, and the implementation of a new HDDG quality program reflected in the first quarter of fiscal year 2000.


Purchased  In-process  Research and Development  Expense.  The Company  expensed purchased in-process research and development, preliminarily valued at $37 million, as a result of the Meridian acquisition in the three months ended September 26, 1999. For additional information regarding the Meridian acquisition and the costs associated with in-process research and development, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.


Special Charge. During the three months ended September 26, 1999, the Company's Hard Disk Drive group recorded a special charge of $59.4 million, of which $57.1 million is included in cost of sales and $2.3 million is included in operating expenses. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business's operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs. Upon full implementation of the plan, HDDG currently expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and change in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.


Interest and Other Income/Expense. Net interest and other income and expense in the three and six months ended September 26, 1999 was $0.1 million expense and $5.1 million income, respectively, compared to $0.6 million expense and $1.6 million income, respectively, in the corresponding periods of fiscal year 1999. The income for the six months ended September 26,

1999 reflected a $2.6 million gain on the sale of an equity investment in the first quarter of fiscal year 2000.


Loss from Investee. The loss from investee reflected our 49% share in the operating losses of our recording heads joint venture with Matsushita-Kotobuki Electronics Industries, Ltd., which was dissolved in the third quarter of fiscal year 1999. Our share of the loss in the joint venture for the three and six months ended September 27 1998, was $17.1 million and $41.4 million, respectively.


Income Taxes. No tax benefit was recognizable for the charge for purchased in-process research and development related to the acquisition of Meridian. The Company recorded a benefit for income taxes before the charge of $20 million and $16 million for the three months and six months ended September 26, 1999, for an effective tax benefit rate of 44% and 48%, respectively, as compared to 30% for the corresponding periods of fiscal year 1999. The increased tax benefit rate reflects the effect of the larger percentage of HDDG losses as compared to DSSG income.


Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $724 million at September 26, 1999 compared to $797 million at March 31, 1999. The Company used cash to purchase $146 million of treasury stock, as discussed below and to invest in property and equipment. Sources of cash were a reduction in accounts receivable and the issuance of common stock.

In September 1999, the Company issued 4.1 million DSSG shares and 2 million HDDG shares to the stockholders of Meridian to complete the acquisition of Meridian as a wholly owned subsidiary of the Company. In part, the Company reissued DSSG and HDDG shares held as treasury stock to complete the acquisition. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $3.5 million addition to paid-in-capital in the quarter ended September 26, 1999. For additional information regarding the Meridian acquisition, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

In May 1999, the Board of Directors authorized the Company to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase was to minimize the dilutive impact of the shares issued to complete the acquisition of Meridian. During the six months ended September 26, 1999, the Company repurchased 7.2 million shares of DSSG common stock and 2.2 million shares of HDDG common stock for a combined total of $146 million.

In October 1999, the Board of Directors authorized an increase in the Company's stock repurchase program, increasing the previously authorized amount of $200 million to a total of $600 million. The increased authorization allows the Company to repurchase Quantum's common stocks through the open market or through other mechanisms. The increase is intended primarily for repurchase of the Company's DSSG common stock.

In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with our $500 million revolving credit line, expiring in June 2000. As amended, at the option of ATL, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of two weeks to six months. At September 26, 1999, $10 million was outstanding on ATL's revolving credit line.

In June 1997, the Company entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At our option, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At September 26, 1999, there was no outstanding balance drawn on this line.

We expect to spend approximately $130 million in fiscal year 2000 for capital equipment and leasehold improvements. These capital expenditures will support the disk drive and tape drive businesses, research and development, and general corporate operations.

We believe that our existing capital resources, including the credit facility and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet our expectations.

In fiscal year 1999, the Company entered into a strategic alliance with TiVo, Inc., to supply hard disk drives utilizing Quantum's QuickViewTM technology for integration into TiVo's Personal Video Recorder. As part of the agreement, the Company received warrants to purchase 800,000 shares of TiVo common stock. On September 30, 1999, subsequent to the end of the Company's fiscal second quarter, the Company exercised its warrants immediately prior to TiVo's initial public offering. The Company is not allowed to sell TiVo common stock for a six month period following the initial public offering and will account for its investment as an available for sale security. As a result, any unrealized gain or loss will be shown net of tax, as part of accumulated other comprehensive income/loss in the equity section of the Company's consolidated balance sheet.

Year 2000

The year 2000 computer issue refers to the possibility that computer systems may not be able to distinguish the year 2000 from the year 1900. Two other date-related issues may contribute to the year 2000 problem: (1) certain systems have associated special values with date fields (for example, 9/9/99), and (2) these same systems may fail to recognize that year 2000 is a leap year. Because of the pervasive use and dependency on computer technology in all facets of modern commerce, year 2000 issues present a potentially vast risk to companies, including us. For example, there are potential disruptions or failures of our products and operations and of the products and operations of our suppliers, customers and service providers. Because the year 2000 issue can impact us indirectly through our suppliers, service providers and customers, an assessment and prediction of the impact of the year 2000 issue from external parties on our company is difficult.

We have determined that all critical internal systems are year 2000 compliant as we continue to implement plans to address year 2000 issues both within and outside Quantum. In addressing the year 2000 issues and risks, we have focused our efforts on our enterprise-wide and departmental operations, products, critical suppliers (including service providers) and key customers. Within Quantum, these efforts are intended to encompass all major categories of computer systems and operating equipment used by us, including those utilized in manufacturing, research and development, sales, finance and human resources. To ensure year 2000 compliance for all of our systems, we have adopted an approach based on the U.S. General Accounting Office Year 2000 Assessment Guide. The approach utilizes a multi-phased model, with major phases consisting of inventory, assessment, resolution, testing and certification:

   o In the inventory phase we are listing and reviewing for criticality and risk all hardware, software, equipment, infrastructure, and desktop tools and applications.

   o In the assessment phase, we are determining whether we are converting, replacing or eliminating the impacted system or application.

   o In the resolution phase, we are developing and carrying out a formal plan.

   o Under stringent procedures in the testing phase, we are validating the system and application on its functionality to perform seamlessly in the year 2000.

   o In the certification phase, we are documenting and verifying all test results.

Within each of the major categories of computer systems and operating equipment, we prioritize our year 2000 issues and risks on three levels:

   o The critical level reflects short-term failure which would have a severe impact on our business operations and result in significant downtime or a manual effort to perform the required functions. Without this system or application, our business could not function.

   o Key level applications or systems, although required by us, are not mandatory for business survival. We do not expect the failure of key level applications to cause significant disruption to our operations. We can defer the work or devise manual back-up procedures to handle the interim needs.

   o Active level applications, although currently in use, are not required for our normal operations. We do not expect their failure to result in any disruption to our business.

We have made significant progress in our preparedness for year 2000. We have assessed, remedied and certified all critical and key areas of our own operations, which include information technology, operating equipment with embedded chips or software and products. We continue to address active level areas and expect to complete any necessary remediation of these areas by December 1999. In addition, we have completed the assessment, resolution, testing, and certification of critical and key third parties.

We have developed contingency plans for internal systems and third parties and continue to modify these plans as deemed necessary.

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

We believe that third party factors, rather than our internal systems and applications, would be the cause of our most reasonably likely worst case scenario. For example, since we deal extensively with third parties to manufacture and transport products and services, a failure of third party systems could result in a disruption of service, which may result in delays in shipments of our products. For internal systems, we are developing workarounds, which may involve providing manual or other automated processes in lieu of normal procedures.

Our products are inherently year 2000 compliant with the possible exception of certain Meridian products manufactured or released before December 31, 1997. These Meridian products are no longer supported by Quantum. Our families of disk drive products have no internal date clocks, and therefore are not impacted by the year 2000 problem. Our DLTtape drives use a four-character string to describe the year and will not be affected by the year 2000 problem.
Additionally, we do not need to make any modifications to any disk or tape drive's internal firmware to accommodate the transition to the year 2000. We consider a disk drive or tape product to be year 2000 compliant when used in accordance with our product information. That product will not generate an error in data related to the year change from December 31, 1999 to January 1, 2000. Furthermore, year 2000 compliant products will correctly handle leap years, including leap years beginning January 1, 2000 and thereafter. However, the assessment of whether a complete computer system operates correctly depends on factors such as the operating system, basic input/output systems, software and components, which companies other than Quantum provide.

Costs incurred to date in addressing the year 2000 issue have been approximately $10.5 million, with $7 million and $3.5 million of this cost in the Hard Disk Drive group and the DLT & Storage Systems group, respectively. Based on assessment and resolution projects underway, we currently expect that the total cost of addressing the year 2000 issue, including both incremental spending and redeployed resources, will not exceed $15 million, with $9.5 million and $5.5 million of this cost in the Hard Disk Drive group and the DLT & Storage Systems group, respectively. However, as the year 2000 efforts continue, we may use third-party vendors or service providers as necessary to assure that we successfully meet program milestones. The use of these third-party vendors or service providers may increase our expected costs. The costs related to the year 2000 effort in fiscal year 2000 are expected to represent approximately 10% of our total information technology budget for the fiscal year. We have not deferred any significant system projects due to the year 2000 program. As our risk assessment and correction activities continue, these costs may change. In addition, our total cost estimate does not include potential costs related to any customer or other claims resulting from our failure to adequately correct year 2000 issues.

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

Item 1.  Financial Statements

                                               QUANTUM CORPORATION

                                           DLT & STORAGE SYSTEMS GROUP

                                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share data)
                                                   (unaudited)

                                                Three Months Ended                   Six Months Ended
                                        September 26,      September 27,      September 26,       September 27,
                                             1999              1998               1999                1998
                                          ---------          ---------          ---------          ---------
Product revenue                           $ 312,074          $ 260,645          $ 603,381          $ 497,304
Royalty revenue                              45,024             29,813             84,461             48,856
                                          ---------          ---------          ---------          ---------

Total revenue                               357,098            290,458            687,842            546,160
Cost of revenue                             186,892            158,783            365,986            300,811
                                          ---------          ---------          ---------          ---------

   Gross profit                             170,206            131,675            321,856            245,349

Operating expenses:
   Research and development                  30,480             21,979             58,205             43,930
   Sales and marketing                       26,599             14,866             51,989             27,633
   General and administrative                15,238              7,264             29,637             13,711
   Purchased in-process research
      and development                        37,000               --               37,000               --
                                          ---------          ---------          ---------          ---------
                                            109,317             44,109            176,831             85,274

   Income from operations                    60,889             87,566            145,025            160,075

Other income (expense):
   Interest income and other, net             3,687              3,825             10,170              8,190
   Interest expense                          (4,812)            (4,488)            (9,656)            (8,753)
                                          ---------          ---------          ---------          ---------
                                             (1,125)              (663)               514               (563)

Income before income taxes                   59,764             86,903            145,539            159,512
Income tax provision                         38,704             34,760             73,014             63,804
                                          ---------          ---------          ---------          ---------
Net income                                $  21,060          $  52,143          $  72,525          $  95,708
                                          =========          =========          =========          =========

Net income per share:
   Basic                                  $    0.13          $    0.34          $    0.44          $    0.62
   Diluted                                $    0.12          $    0.33          $    0.42          $    0.59

Weighted average common shares:
   Basic                                    165,378            151,527            166,019            155,122
   Diluted                                  173,080            162,695            173,029            161,223

See accompanying notes to condensed combined financial statements.

                               QUANTUM CORPORATION

                           DLT & STORAGE SYSTEMS GROUP

                        CONDENSED COMBINED BALANCE SHEETS
                                 (In thousands)
                                                    September 26,      March 31,
                                                        1999             1999
                                                     ----------         ----------
                                                    (unaudited)
Assets
------

Current assets:
   Cash and cash equivalents                         $  292,618         $  272,643
   Marketable securities                                 10,155               --
   Accounts receivable, net of allowance for
      doubtful accounts of $3,420 and $2,507            224,969            254,228
   Inventories                                          122,541            124,462
   Deferred taxes                                        35,701             35,594
   Other current assets                                  32,154              8,434
                                                     ----------         ----------

Total current assets                                    718,138            695,361

Property and equipment, net of accumulated
   depreciation of $66,157 and $54,630                   82,060             73,122
Intangible assets, net                                  288,791            220,368
Other assets                                             13,872             24,792
                                                     ----------         ----------

                                                     $1,102,861         $1,013,643
                                                     ==========         ==========

Liabilities and Group Equity
----------------------------

Current liabilities:
   Accounts payable                                  $   84,044         $   64,025
   Accrued warranty                                      48,678             37,988
   Accrued compensation                                  27,774             22,557
   Current portion of long-term debt                        715                683
   Other accrued liabilities                             29,340             32,850
                                                     ----------         ----------

Total current liabilities                               190,551            158,103

Deferred taxes                                           37,955             27,355
Long-term debt                                           32,275             37,974
Convertible subordinated debt                           191,667            191,667
Group equity                                            650,413            598,544
                                                     ----------         ----------

                                                     $1,102,861         $1,013,643
                                                     ==========         ==========

See accompanying notes to condensed combined financial statements.

                               QUANTUM CORPORATION

                           DLT & STORAGE SYSTEMS GROUP

                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                              Six Months Ended
                                                                      September 26,     September 27,
                                                                          1999               1998
                                                                        ---------          ---------
Cash flows from operating activities:
   Net income                                                           $  72,525          $  95,708
   Adjustments to reconcile net income to net cash provided by operations:
      Purchased in-process research and development                        37,000               --
      Depreciation                                                         15,377             12,543
      Amortization                                                         11,916              4,736
      Deferred income taxes                                                  (107)              --
      Compensation related to stock plans                                   1,096              2,296
   Changes in assets and liabilities:
      Accounts receivable                                                  29,623            (50,870)
      Inventories                                                           3,062              5,458
      Accounts payable                                                     17,904              9,925
      Accrued warranty                                                     10,105              3,033
      Other assets and liabilities                                        (21,371)             5,929
                                                                        ---------          ---------
Net cash provided by operating activities                                 177,130             88,758
                                                                        ---------          ---------

Cash flows from investing activities:
   Purchases of marketable securities                                         (39)              --
   Acquisition of intangible assets                                        (2,500)              --
   Investment in property and equipment                                   (19,784)           (16,274)
                                                                        ---------          ---------
Net cash used in investing activities                                     (22,323)           (16,274)
                                                                        ---------          ---------

Cash flows from financing activities:
   Proceeds from long-term credit facilities                                6,667               --
   Principal payments on long-term credit facilities                      (12,334)              (304)
   Inter-group payment for common stock issued                             (2,835)              --
   Purchases of treasury stock                                           (144,094)          (264,220)
   Proceeds from issuance of common stock, net                             17,764             13,347
                                                                        ---------          ---------
Net cash used in financing activities                                    (134,832)          (251,177)
                                                                        ---------          ---------

Increase (decrease) in cash and cash equivalents                           19,975           (178,693)
Cash and cash equivalents at beginning of period                          272,643            388,910
                                                                        ---------          ---------
Cash and cash equivalents at end of period                              $ 292,618          $ 210,217
                                                                        =========          =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                          $   8,620          $   8,315
      Income taxes, net of (refunds)                                    $   3,866          $ (25,669)
   Tangible and intangible assets acquired for shares of DSSG and HDDG common stock, net of cash acquired and liabilities
    assumed                                                             $ 101,863          $    --

See accompanying notes to condensed combined financial statements.

                                                                              24

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

The condensed combined financial statements of the DLT & Storage Systems Group provide DSSG stockholders with financial information about the DLT & Storage Systems group operations. Holders of DSSG stock and HDDG stock are Quantum stockholders and are subject to all of the risks of an investment in Quantum and all of Quantum's businesses, assets and liabilities. Quantum retains ownership and control of all of the assets and operations of each group. Financial effects arising from one group that affect Quantum's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the other group's stock. Any net losses of DSSG or HDDG, and dividends or distributions on, or repurchases of HDDG stock, or repurchases of preferred stock at a price per share greater than par value, will reduce the funds of Quantum legally available for payment of dividends on DSSG stock. As a result, DSSG's condensed combined financial statements should be read in conjunction with Quantum's condensed consolidated financial statements and HDDG's condensed combined financial statements. The condensed combined balance sheet as of March 31, 1999 has been derived from the audited financial statements included in the Registration Statement on Form S-4 (SEC File No. 333-75153) filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.   Inventories

Inventories consisted of the following:
      (In thousands)
                                              September 26,       March 31,
                                                       1999            1999
                                              -------------       ---------

   Materials and purchased parts                   $ 58,716        $ 60,138
   Work in process                                   26,547          22,154
   Finished goods                                    37,278          42,170
                                                   --------        --------
                                                   $122,541        $124,462
                                                   ========        ========


3.   Net income per share

On July 23, 1999, Quantum's stockholders approved the tracking stock proposal and Quantum implemented the tracking stock proposal on August 3, 1999. Accordingly, the net income per share for the periods presented below have been calculated in accordance with the Restated Certificate of Incorporation.

The following table sets forth the computation of basic and diluted net income per share:


(In thousands, except per share data)               Three Months Ended                   Six Months Ended
                                              September 26,     September 27,    September 26,     September 27,
                                                  1999              1998              1999             1998
                                             ----------------  ----------------  ---------------  ----------------
Numerator:
   Numerator for basic net income per share
   - income available to common stockholders         $ 21,060         $ 52,143         $ 72,525         $ 95,708

   Effect of dilutive securities:
   7% convertible subordinated notes                     --              2,013             --               --
                                                     --------         --------         --------         --------

   Numerator for diluted net income per
   share - income available to common
   stockholders                                      $ 21,060         $ 54,156         $ 72,525         $ 95,708
                                                     ========         ========         ========         ========

Denominator:
   Denominator for basic net income per
   share - weighted average shares                    165,378          151,527          166,019          155,122

   Effect of dilutive securities:
   Outstanding options                                  7,702            4,962            7,010            6,101
   7% convertible subordinated notes                      --             6,206              --               --
                                                     --------         --------         --------         --------

   Denominator for diluted net income per
   share - adjusted weighted average shares           173,080          162,695          173,029          161,223
                                                     ========         ========         ========         ========

Basic net income per share                           $   0.13         $   0.34         $   0.44         $   0.62
                                                     ========         ========         ========         ========

Diluted net income per share                         $   0.12         $   0.33         $   0.42         $   0.59
                                                     ========         ========         ========         ========

The computation of diluted net income per share for the three and six months ended September 26, 1999, and the six months ended September 27, 1998, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, because the effect would have been antidilutive.


4.   Group Equity

In September 1999, Quantum's DLT & Storage Systems group issued 4.1 million DSSG shares and 1.9 million HDDG shares it had acquired (and HDDG issued 0.1 million HDDG shares) to the stockholders of Meridian Data, Inc. ("Meridian") to complete the acquisition of Meridian as a wholly owned subsidiary of Quantum. In part, DSSG reissued DSSG and HDDG shares held as treasury stock to complete the acquisition. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $3.5 million addition to paid-in-capital in the quarter ended September 26, 1999. For additional information regarding the Meridian acquisition, refer to Note 5 of the Notes to Condensed Combined Financial Statements.

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase was to minimize the dilutive impact of the shares issued to complete the acquisition of Meridian. During the six months ended September 26, 1999, DSSG repurchased 7.2 million shares of DSSG common stock and acquired 1.9 million shares of HDDG common stock for $144 million, and HDDG repurchased 0.3 million shares of HDDG common stock for $2 million.

In October 1999, the Board of Directors authorized an increase in Quantum's stock repurchase program, increasing the previously authorized amount of $200 million to a total of $600 million. The increase is intended primarily for repurchase of DSSG common stock.


5.   Business Combination

On September 10, 1999, Quantum's DLT & Storage Systems group completed the acquisition of Meridian. Meridian is a developer and manufacturer of network attached storage solutions utilizing both conventional hard disk drive and optical disk technologies for the PC local area network environment. The acquisition has been accounted for as a purchase at a total cost of $115 million. The acquisition was completed with the issuance of 4.1 million shares of DSSG common stock and 2 million shares of HDDG common stock valued at $74 million and $18 million, respectively, on the date of acquisition in exchange for all outstanding shares of Meridian, the conversion of outstanding Meridian stock options into options to purchase 630,000 shares of DSSG common stock and 315,000 shares of HDDG common stock valued at $8 million and $2 million, respectively, and the assumption of Meridian liabilities and other acquisition costs of approximately $13 million. At the date of acquisition, Meridian had $11 million of cash and marketable securities and a net operating loss carryforward for U.S. federal income tax purposes of approximately $46 million. Meridian's results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to the following identifiable intangible assets: goodwill, trademarks, workforce in place, developed technology and in-process research and development. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, DSSG has expensed the amount of the purchase price allocated to in-process research and development, estimated at $37 million as of the date of acquisition. This amount and the other components of the purchase price allocation are preliminary. The remaining identifiable intangible assets, valued at $77 million, will be amortized on a straight-line basis over periods ranging from five to ten years.

The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 21%, which represents a premium to Quantum's cost of capital. The expected revenue assumes an average compound annual revenue growth rate of 64% during calendar years 1999 through 2007. Expected total revenue from the purchased in-process projects peak in calendar year 2005 and then begin to decline as other new products are expected to be introduced. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. If products are not successfully developed, DSSG may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect," or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth under Trends and Uncertainties relating to the DLT & Storage Systems group. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Business Overview

The DLT & Storage Systems group ("DSSG") designs, develops, manufactures, licenses and markets DLTtape drives, DLTtape media cartridges and storage systems. DSSG's storage systems consist of DLTtape libraries, solid state storage systems, network attached storage servers, CD-ROM/DVD-ROM enterprise networking servers, and a new category of local area network storage appliance which incorporates a DLTtape library.

DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is DSSG's half-inch tape technology that is the de facto industry standard for data back-up in the mid-range network server market. DSSG's DLTtape media cartridges are manufactured primarily by licensed third party manufacturers.

DSSG's tape libraries serve the entire tape library data storage market from desktop computers to enterprise class computers. DSSG's local area network storage appliance is designed for remote site back-up that provides central management and Web based customer service. With the acquisition of Meridian Data, Inc. completed in September, 1999, DSSG has become a leader in the rapidly emerging market for network attached storage appliances with products designed to meet the requirements of entry and workgroup level computing environments where multiple computer users access shared data files over a local area network.

Prior to 1998, DSSG derived revenue from the direct sale of both DLTtape drives and DLTtape media cartridges. Beginning in 1998, DSSG's licensed third party DLTtape media manufacturers also began selling DLTtape media cartridges. DSSG receives a royalty fee on DLTtape media cartridges sold by its licensees which, while resulting in lower revenue than DLTtape media sold directly by DSSG, generates comparable income from operations. DSSG prefers DLTtape media cartridge sales to occur through its license model because this minimizes DSSG's operational risks and expenses and provides a more efficient distribution channel. Currently, over 80% of media sales occur through this license model. DSSG believes that the large installed base of DLTtape drives and its licensing of DLTtape drives and media cartridges give DSSG a unique competitive advantage.

Products

     The DLT & Storage Systems group's products include:

     DLT:
     ----

     o DLTtape drives. DSSG offers three tape drive products--the DLT8000, the DLT7000 and the DLT4000. The DLT8000 provides a combination of 40 gigabytes (GB) of native capacity (80GB compressed) and a sustained data transfer rate of 6 megabytes (MB) per second (12MB compressed). The DLT7000 provides a combination of 35GB of native capacity (70GB compressed) and a sustained data transfer rate of 5MB per second (10MB compressed). The DLT4000 provides a combination of 20GB of native capacity (40GB compressed) and a sustained data transfer rate of 1.5MB per second (3MB compressed).

     o DLTtape media cartridges. The DLTtape family of half-inch tape media cartridges are designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed). DSSG's half-inch tape cartridges take advantage of shorter wavelength recording schemes to enable read compatibility with future generations of DLTtape drives such as those based on Super DLTtape technology.

     Storage Systems:
     ----------------

     o Tape libraries. DSSG offers a broad line of automated DLTtape libraries that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. DSSG's tape libraries range from its tape autoloaders which accommodate a single DLTtape drive and up to 280GB of storage capacity to the P3000 series library which features Prism Library Architecture(TM) and can be configured in multiple units to scale up to 11.4 Terabytes of storage capacity. In addition, DSSG offers WebAdmin(TM), the industry's first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease.

     o Solid state storage systems. DSSG offers two families of solid state storage systems that are available in capacities ranging from 134MB to 3.2GB and have data access times that are up to 15 times faster than magnetic hard disk drives. Solid state storage systems store data on memory chips which enable significantly faster data access times than magnetic disks used in standard hard disk drives.

     o Network attached storage systems. DSSG's Snap! Server (TM) family of network attached storage appliances offers options for 20GB and 40GB of network storage. These products provide the ease of plug-and-play features and can be directly attached to workgroup-level networks, providing instant additional network storage capacity. No special configurations are needed for ordinary use and advanced configuration options enable added value features.

     o CD-ROM/DVD-ROM enterprise networking systems. DSSG offers two families of CD-ROM/DVD-ROM workgroup servers--network attached solutions and SCSI attached solutions.

     o LANvault (TM) tape backup appliance. DSSG recently announced the introduction of LANvault, a product that incorporates a backup appliance with a DLTtape library, a central management console and a customer service Web portal. This product is intended to meet the requirements for remote site backup and is designed as a plug-and-play appliance preloaded with industry-standard backup software for ease of installation and use.


Results of Operations

Revenue. Revenue in the three and six months ended September 26, 1999 was $357 million and $688 million, respectively, compared to $290 million and $546 million, respectively, for the corresponding periods in fiscal year 1999. The increase in revenue reflected increased revenue from sales of DLTtape drives, tape libraries and increased DLTtape media royalties. Revenue from tape libraries and DLTtape media royalties reached record highs in the three and six month periods. The increase in DLTtape drive revenue reflected an increase in shipments, partially offset by a decline in the average unit price. The increase in tape library revenue reflected an increase in shipments of tape libraries and the acquisition of ATL Products, Inc. in September 1998. The increase in DLTtape media royalties reflected an increase in the sales of DLTtape media cartridges at licensed media manufacturers for which DSSG earns a royalty fee. The overall increase in sales of DLTtape media cartridges reflects sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives.

The table below summarizes the components of DSSG's revenue in the three and six months ended September 26, 1999 and September 27, 1998:

(in millions)                       Three Months Ended                         Six Months Ended
                             September 26,        September 27,        September 26,        September 27,
                                 1999                 1998                 1999                 1998
                                 ----                 ----                 ----                 ----
DLT drives                       $219                 $192                 $438                 $350
DLT media                          36                   50                   64                  113
DLT royalty                        45                   30                   84                   49
Storage systems                    82                   18                  149                   34
Intra-group elimination*          (25)                   -                  (47)                   -
                                 ----                 ----                 ----                 ----

   Revenue                       $357                 $290                 $688                 $546
                                 ====                 ====                 ====                 ====

* Represents intra-group sales of DLTtape drives for incorporation into DSSG's tape libraries.

Sales to the top five customers in the three and six months ended September 26, 1999 represented 47% and 48% of revenue, respectively, compared to 56% and 55% of revenue, respectively, for the corresponding periods in fiscal year 1999. These amounts reflected a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Compaq were 18% and 20% of revenue in the three and six months ended September 26, 1999, respectively, compared to 27% and 26% of revenue, respectively, in the corresponding periods in fiscal year 1999, including sales to Digital Equipment. Sales to Hewlett Packard were 16% and 15% of revenue in the three and six months ended September 26, 1999, respectively, compared to 14% and 13% of revenue, respectively, in the corresponding periods in fiscal year 1999.

Sales to computer equipment manufacturers and distribution channel customers were 62% and 18% of revenue in the three months ended September 26, 1999, respectively, compared to 72% and 18% of revenue in the three months ended September 27, 1998. For the six months ended September 26,

1999, computer equipment manufacturer and distribution channel sales were 65% and 15% of revenue, compared to 73% and 18% of revenue in the corresponding period of fiscal year 1999. The remaining revenue in the three and six months ended September 27, 1998 represented media royalty revenue and in the three and six months ended September 26, 1999, represented media royalty revenue and sales to value-added resellers.


Gross Margin Rate. The gross margin rate in the three months ended September 26, 1999, was 47.7%, compared to 45.3% in the three months ended September 27, 1998. The gross margin rate for the first six months of fiscal year 2000 was 46.8% compared to 44.9% for the corresponding period of fiscal year 1999. The increase in the gross margin rate reflected an increase in the proportion of overall revenue represented by DLTtape media royalty revenue partially offset by a decline in the gross margin rate earned on DLTtape drives.


Research and Development Expenses. Research and development expenses in the three and six months ended September 26, 1999, were $30 million, or 8.5% of revenue, and $58 million, or 8.5% of revenue, respectively, compared to $22 million, or 7.6% of revenue, and $44 million, or 8.0% of revenue, respectively, in the corresponding periods in fiscal year 1999. The increase in research and development expenses reflected the combining of ATL's expenses which were not included in the prior year periods, as the acquisition occurred on September 28, 1998, and higher research and development expenses related to new tape drive products and other new information storage products, including Super DLTtape technology.


Sales and Marketing Expenses. Sales and marketing expenses in the three and six months ended September 26, 1999, were $27 million, or 7.4% of revenue, and $52 million, or 7.6% of revenue, respectively, compared to $15 million, or 5.1% of revenue, and $28 million, or 5.1% of revenue, respectively, in the corresponding periods in fiscal year 1999. The increase in sales and marketing expenses reflected the increased level of sales, the combining of ATL's expenses, and an overall increase in marketing and advertising costs associated with DLTtape products. DSSG expects the amount of sales and marketing expenses to increase in the third quarter of fiscal year 2000 as a result of including a full quarter of expenses relating to the Meridian acquisition.


General and Administrative Expenses. General and administrative expenses in the three and six months ended September 26, 1999, were $15 million, or 4.3% of revenue, and $30 million, or 4.3% of revenue, respectively, compared to $7 million, or 2.5% of revenue, and $14 million, or 2.5% of revenue, respectively, in the corresponding periods of fiscal year 1999. The increase in general and administrative expenses reflected the expansion of DSSG's infrastructure to support increased revenue and earnings, the combining of ATL's expenses, and the amortization of intangible assets, particularly goodwill. DSSG expects the amount of general and administrative expenses to increase in the third quarter of fiscal year 2000 as a result of including a full quarter of amortization of intangible assets acquired as part of the Meridian acquisition.


Purchased In-process Research and Development Expense. DSSG expensed purchased in-process research and development, preliminarily valued at $37 million, as a result of the Meridian acquisition in the three months ended September 26, 1999. For additional information regarding the Meridian acquisition and the costs associated with in-process research and development, refer to Note 5 of the Notes to Condensed Combined Financial Statements.


Interest and Other Income/Expense. Net interest and other income and expense in the three and six months ended September 26, 1999 was $1.1 million expense and $0.5 million income, respectively, compared to $0.7 million expense and $0.6 million expense, respectively, in the corresponding periods of fiscal year 1999. The income for the six months ended September 26, 1999 reflected a $2.6 million gain on the sale of an equity investment recognized in the first quarter of fiscal year 2000.


Income Taxes. No tax benefit was recognizable for the charge for purchased in-process research and development related to the acquisition of Meridian. DSSG's effective tax rate for the three and six months ended September 26, 1999, and September 27, 1998, was 40%.


Liquidity and Capital Resources

Operating Activities. DSSG generated cash from operations of $177 million in the six months ended September 26, 1999 compared to $89 million in the six months ended September 27, 1998. The increase primarily reflected higher net income, excluding the non-cash charge for purchased in-process research and development, and collection of accounts receivable.

Investing Activities. Investments in the six months ended September 26, 1999 were $22 million, consisting of investments in property and equipment and acquisition of intangible assets. Investments in the six months ended September 27, 1998 totaled $16 million.

Financing Activities. At September 26, 1999, and March 31, 1999, Quantum's debt allocated to DSSG was $225 million and $230 million, respectively. Debt allocated to DSSG bears interest at a rate equal to the weighted average interest rate of Quantum's total debt, calculated on a quarterly basis. At September 26, 1999, Quantum had total debt of $337 million with an average interest rate of 8.5%. As discussed below, in the six months ended September 26, 1999, DSSG used cash to purchase $144 million of treasury stock.

In September 1999, Quantum's DLT & Storage Systems group issued 4.1 million DSSG shares and 1.9 million HDDG shares it had acquired (and HDDG issued 0.1 million HDDG shares) to the stockholders of Meridian to complete the acquisition of Meridian as a wholly owned subsidiary of Quantum. In part, DSSG reissued DSSG and HDDG shares held as treasury stock to complete the acquisition. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $3.5 million addition to paid-in-capital in the quarter ended September 26, 1999. For additional information regarding the Meridian acquisition, refer to Note 5 of the Notes to Condensed Combined Financial Statements.

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase was to minimize the dilutive impact of the shares issued to complete the acquisition of Meridian. During the six months ended September 26, 1999, DSSG repurchased 7.2 million shares of DSSG common stock and acquired 1.9 million shares of HDDG common stock for $144 million, and HDDG repurchased 0.3 million shares of HDDG common stock for $2 million.

In October 1999, the Board of Directors authorized an increase in Quantum's stock repurchase program, increasing the previously authorized amount of $200 million to a total of $600 million. The increased authorization allows Quantum to repurchase its common stocks through the open market or through other mechanisms. The increase is intended primarily for repurchase of DSSG common stock.

In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with Quantum's $500 million revolving credit line, expiring in June 2000. As amended, at the option of ATL, borrowings under the revolving credit line bear interest at either London interbank offered rate plus a margin determined by Quantum's total funded debt ratio, or at a base rate, with option periods of two weeks to six months. At September 26, 1999, $10 million was outstanding on this revolving credit line.

In June 1997, Quantum entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At Quantum's option, borrowings under the revolving credit line bear interest at either London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At September 26, 1999, there was no outstanding balance drawn on this line.

DSSG expects to spend approximately $70 million in fiscal year 2000 for capital equipment and leasehold improvements. These capital expenditures will support the DLTtape product line, production of Super DLTtape products and DSSG's general infrastructure.

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


Trends and Uncertainties Relating to the DLT & Storage Systems Group

Holders of DSSG stock remain stockholders of one company and, therefore, financial effects on HDDG could adversely affect DSSG

Holders of DSSG stock and HDDG stock are stockholders of a single company. DSSG and HDDG are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Quantum and all of its businesses, assets and liabilities. The issuance of the DSSG stock and the HDDG stock and the allocation of assets and liabilities and stockholders' equity between DSSG and HDDG did not result in a distribution or spin-off to stockholders of any Quantum assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we attribute to the other group.

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


DSSG's operating results depend on new product introductions which may not be successful

To compete effectively, DSSG must improve existing products and introduce new products, such as products based on Super DLTtape technology and network attached storage appliances. DSSG cannot assure you that:

     o it will introduce any of these new products in the time frame DSSG currently forecasts;

     o it will not experience technical or other difficulties that could prevent or delay the introduction of these new products;

     o   its new products will achieve market acceptance;

     o its new products will be successfully or timely qualified with DSSG's customers by meeting customer performance and quality specifications. A successful and timely customer qualification must occur before customers will place large product orders; or

     o it will achieve high volume production of these new products in a timely manner, if at all.

This risk is magnified because DSSG expects technological changes, changes in customer requirements and increasing competition could result in declining sales and gross margins on its existing products.

Reliance  on  a  limited  number  of  third-party   suppliers  could  result  in
significantly increased costs and delays in the event these suppliers experience shortages or quality problems

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


DSSG's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance

DSSG's quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. Quarterly operating results could be adversely affected by:

     o delayed technology purchases as a result of caution before the year 2000 transition;

     o   an inadequate supply of DLTtape media cartridges;

     o customers canceling, deferring or rescheduling significant orders as a result of excess inventory levels or other factors;

     o   declines in network server demand; or

     o failure to complete shipments in the last month of a quarter during which a substantial portion of DSSG's products are typically shipped.


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


Unpredictable end-user demand may cause excess inventories which could result in inventory write-downs or losses or insufficient inventories which could have and an adverse impact on DSSG's customer relationships

Unpredictable end-user demand, combined with the computer equipment manufacturer trend toward carrying minimal inventory levels, increases the risk that DSSG will manufacture and custom configure too much or too little inventory for particular customers. Significant excess inventory could result in inventory write-downs and losses while inventory shortages could adversely impact DSSG's relationship with its customers, either of which could adversely impact DSSG's operating results.


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

Item 1.  Financial Statements

                                                  QUANTUM CORPORATION

                                                 HARD DISK DRIVE GROUP

                                      CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share data)
                                                      (unaudited)

                                                   Three Months Ended                       Six Months Ended
                                          September 26,       September 27,        September 26,        September 27,
                                              1999                 1998                1999                 1998
                                          -----------          -----------          -----------          -----------
Revenue                                   $   768,214          $   874,253          $ 1,520,705          $ 1,721,574
Cost of revenue - on net sales                745,989              814,039            1,470,211            1,608,661
Cost of revenue - special charge               57,068                 --                 57,068                 --
                                          -----------          -----------          -----------          -----------

   Gross profit (loss)                        (34,843)              60,214               (6,574)             112,913

Operating expenses:
   Research and development                    61,973               60,661              124,681              123,008
   Sales and marketing                         28,860               30,520               56,691               56,090
   General and administrative                  15,332               14,230               30,077               25,184
   Special charge                               2,338                 --                  2,338                 --
                                          -----------          -----------          -----------          -----------
                                              108,503              105,411              213,787              204,282

   Loss from operations                      (143,346)             (45,197)            (220,361)             (91,369)

Other income (expense):
   Interest income and other, net               3,423                2,307                9,387                6,645
   Interest expense                            (2,406)              (2,237)              (4,770)              (4,474)
   Loss from investee                            --                (17,113)                --                (41,350)
                                          -----------          -----------          -----------          -----------
                                                1,017              (17,043)               4,617              (39,179)

Loss before income taxes                     (142,329)             (62,240)            (215,744)            (130,548)
Income tax benefit                            (58,642)             (27,362)             (88,873)             (55,116)
                                          -----------          -----------          -----------          -----------

Net loss                                  $   (83,687)         $   (34,878)         $  (126,871)         $   (75,432)
                                          ===========          ===========          ===========          ===========


Net loss per share:
   Basic                                  $     (1.01)         $     (0.46)         $     (1.53)         $     (0.97)
   Diluted                                $     (1.01)         $     (0.46)         $     (1.53)         $     (0.97)

Weighted average common shares:
   Basic                                       82,883               75,763               83,107               77,561
   Diluted                                     82,883               75,763               83,107               77,561

See accompanying notes to condensed combined financial statements.

                               QUANTUM CORPORATION

                              HARD DISK DRIVE GROUP

                        CONDENSED COMBINED BALANCE SHEETS
                                 (In thousands)

                                                 September 26,     March 31,
                                                     1999            1999
                                                  ----------      ----------
                                                 (unaudited)
Assets
------

Current assets:
   Cash and cash equivalents                      $  396,392      $  499,725
   Marketable securities                              24,479          24,426
   Accounts receivable, net of allowance for
      doubtful accounts of $7,001 and $9,623         367,289         392,329
   Inventories                                       151,132         147,524
   Deferred taxes                                     72,000          72,107
   Other current assets                              117,797          96,401
                                                  ----------      ----------

Total current assets                               1,129,089       1,232,512

Property and equipment, net of accumulated
   depreciation of $201,383 and $236,987             189,570         198,806
Intangible assets, net                                 3,557           5,199
Other assets                                          32,748          33,436
                                                  ----------      ----------

                                                  $1,354,964      $1,469,953
                                                  ==========      ==========

Liabilities and Group Equity
----------------------------

Current liabilities:
   Accounts payable                               $  293,320      $  342,344
   Accrued warranty                                   44,480          38,917
   Accrued compensation                               41,126          51,048
   Income taxes payable                               26,004          33,411
   Current portion of long-term debt                     357             341
   Other accrued liabilities                         122,494          57,841
                                                  ----------      ----------

Total current liabilities                            527,781         523,902

Deferred taxes                                        40,390          39,985
Long-term debt                                        16,137          18,987
Convertible subordinated debt                         95,833          95,833
Group equity                                         674,823         791,246
                                                  ----------      ----------
                                                  $1,354,964      $1,469,953
                                                  ==========      ==========

See accompanying notes to condensed combined financial statements.

                                               QUANTUM CORPORATION

                                              HARD DISK DRIVE GROUP

                                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                   (unaudited)
                                                                                      Six Months Ended
                                                                               September 26,      September 27,
                                                                                    1999              1998
                                                                                 ---------          ---------
  Cash flows from operating activities:
     Net loss                                                                    $(126,871)         $ (75,432)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operations:
        Special charge                                                              58,385               --
        Loss from investee                                                            --               41,350
        Depreciation                                                                33,119             32,798
        Amortization                                                                 1,956              2,576
        Deferred income taxes                                                          512              1,003
        Compensation related to stock plans                                            544              1,147
     Changes in assets and liabilities:
        Accounts receivable                                                         25,040            125,784
        Inventories                                                                 (3,608)            13,777
        Accounts payable                                                           (49,024)           (58,820)
        Income taxes payable                                                        (7,407)           (11,693)
        Accrued warranty                                                             5,563             (4,754)
        Other assets and liabilities                                               (15,601)            10,568
                                                                                 ---------          ---------
  Net cash provided by (used in) operating activities                              (77,392)            78,304
                                                                                 ---------          ---------

  Cash flows from investing activities:
     Purchases of marketable securities                                            (33,367)           (48,798)
     Maturities of marketable securities                                            33,314             91,131
     Investment in property and equipment                                          (30,125)           (41,168)
                                                                                 ---------          ---------
  Net cash provided by (used in) investing activities                              (30,178)             1,165
                                                                                 ---------          ---------

  Cash flows from financing activities:
     Proceeds from long-term credit facilities                                       3,333               --
     Principal payments on long-term credit facilities                              (6,167)              (153)
     Inter-group proceeds for common stock issued                                    2,835               --
     Purchase of treasury stock                                                     (1,558)              --
     Proceeds from issuance of common stock, net                                     5,794              6,673
                                                                                 ---------          ---------
  Net cash provided by financing activities                                          4,237              6,520
                                                                                 ---------          ---------

  Increase (decrease) in cash and cash equivalents                                (103,333)            85,989
  Cash and cash equivalents at beginning of period                                 499,725            253,240
                                                                                 ---------          ---------
  Cash and cash equivalents at end of period                                     $ 396,392          $ 339,229
                                                                                 =========          =========
  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                                 $   4,361          $   4,157
        Income taxes                                                             $  14,475          $  17,853

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

The condensed combined financial statements of the Hard Disk Drive group provide HDDG stockholders with financial information about the Hard Disk Drive group operations. Holders of HDDG stock and DSSG stock are Quantum stockholders and are subject to all of the risks of an investment in Quantum and all of Quantum's businesses, assets and liabilities. Quantum retains ownership and control of all of the assets and operations of each group. Financial effects arising from one group that affect Quantum's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the other group's stock. Any net losses of HDDG or DSSG, and dividends or distributions on, or repurchases of DSSG stock, or repurchases of preferred stock at a price per share greater than par value, will reduce the funds of Quantum legally available for payment of dividends on HDDG stock. As a result, HDDG's condensed combined financial statements should be read in conjunction with Quantum's condensed consolidated financial statements and DSSG's condensed combined financial statements. The condensed combined balance sheet as of March 31, 1999 has been derived from the audited financial statements included in the Registration Statement on Form S-4 (SEC File No. 333-75153) filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.   Inventories

Inventories consisted of the following:
      (In thousands)
                                               September 26,       March 31,
                                                        1999            1999
                                               -------------      ----------

   Materials and purchased parts                    $  1,834        $  2,204
   Work in process                                    10,455           5,377
   Finished goods                                    138,843         139,943
                                                    --------        --------
                                                    $151,132        $147,524
                                                    ========        ========


3.   Net income (loss) per share

On July 23, 1999, Quantum's stockholders approved the tracking stock proposal and Quantum implemented the tracking stock proposal on August 3, 1999. Accordingly, the net loss per share for the periods presented below have been calculated in accordance with the Restated Certificate of Incorporation.

The following table sets forth the computation of basic and diluted net loss per share:


(In thousands, except per share data)                   Three Months Ended                    Six Months Ended
                                                  September 26,     September 27,       September 26,      September 27,
                                                      1999              1998                1999               1998
                                                    ---------          ---------          ----------          --------
Numerator:
   Numerator for basic and diluted net loss
   per share - loss available to common
   stockholders                                     $ (83,687)         $ (34,878)         $ (126,871)         $(75,432)
                                                    =========          =========          ==========          ========
Denominator:
   Denominator for basic and diluted net
   loss per share - weighted average
   shares                                              82,883             75,763              83,107            77,561
                                                    =========          =========          ==========          ========

Basic and diluted net loss per share                $   (1.01)         $   (0.46)         $    (1.53)         $  (0.97)
                                                    =========          =========          ==========          ========

The computation of diluted net loss per share for the three and six months ended September 26, 1999 and September 27, 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 15,234,101 and 10,390,490 shares of HDDG common stock were outstanding at September 26, 1999 and September 27, 1998, respectively. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the three and six months ended September 26, 1999 and September 27, 1998 because the effect would have been antidilutive.

4.   Group Equity

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase was to minimize the dilutive impact of the shares issued to complete the acquisition of Meridian. During the six months ended September 26, 1999, DSSG repurchased 7.2 million shares of DSSG common stock and acquired 1.9 million shares of HDDG common stock for $144 million, and HDDG repurchased 0.3 million shares of HDDG common stock for $2 million.

In October 1999, the Board of Directors authorized an increase in Quantum's stock repurchase program, increasing the previously authorized amount of $200 million to a total of $600 million. The increase is intended primarily for repurchase of DSSG common stock.


5.  Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that Quantum has infringed. Quantum has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not completed a full study of all the patents asserted by Papst and there can be no assurance that Quantum has not infringed these or other patents owned by Papst. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

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


6.   Special Charge

During the quarter ended September 26, 1999, HDDG recorded a special charge of $59.4 million. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs. Upon full implementation of the plan, HDDG currently expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and change in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

The facilities costs noted above include lease payments on facilities to be vacated in and around Milpitas, California and Singapore, the write-off of related leasehold improvements, and other maintenance expenses associated with the vacated facilities. HDDG expects that the affected facilities will be vacated within the next 12 months.

In connection with the charge, HDDG currently expects a workforce reduction of approximately 600 employees. In addition, approximately 100 open requisitions and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDDG's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. Approximately 115 of the 600 employees had been terminated as of September 26, 1999. HDDG anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2001.

As of  September  26, 1999,  HDDG had  incurred $1 million in cash  expenditures associated with employee severance and benefits. HDDG expects to incur additional cash expenditures associated with employee severance and benefits, facilities costs and other costs associated with the plan of approximately $35 million.

The following table summarizes activity related to the special charge for the quarter ended September 26, 1999:

(In thousands)                  Severance
                                   And      Facilities              Other
                                 Benefits     Costs    Inventory    Costs     Total
                                --------    --------   --------   --------   --------
Special charge                  $  7,833    $ 26,359   $ 13,214   $ 12,000   $ 59,406
Cash payments                     (1,021)         --         --         --     (1,021)
                                --------    --------   --------   --------   --------
Balance at September 26, 1999   $  6,812    $ 26,359   $ 13,214   $ 12,000   $ 58,385
                                ========    ========   ========   ========   ========


7.   Comprehensive Income (Loss)

Accumulated other  comprehensive  loss included in group equity on the condensed combined  balance  sheets of the Hard  Disk  Drive  group  consists  of  foreign currency translation adjustments. Total comprehensive loss for the three and six months  ended  September  26, 1999 and  September  27, 1998 is  presented in the following table:
(In thousands)                         Three Months Ended              Six Months Ended
                                 September 26,   September 27,   September 26,   September 27,
                                     1999            1998            1999            1998
                                  ---------       ---------       ---------       ---------
Net loss                          $ (83,687)      $ (34,878)      $(126,871)      $ (75,432)
Other comprehensive income --
   foreign currency translation
   adjustments                        1,693           1,188             773             183
                                  ---------       ---------       ---------       ---------

Comprehensive loss                $ (81,994)      $ (33,690)      $(126,098)      $ (75,249)
                                  =========       =========       =========       =========

8.   Business Units

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

The desktop business unit designs, develops and markets desktop hard disk drives designed to meet the storage requirements of entry-level to high-end desktop personal computers in home and business environments. The high-end business unit designs, develops and markets high-end hard disk drives designed to meet the storage requirements of network servers, workstations and storage subsystems. In the future, the two HDDG business units may become a single business unit as their markets begin to converge and be reported on a combined basis.

Results for HDDG's  business units for the three and six months ended  September
26, 1999 and September 27, 1998 are presented in the following table:

(In millions)                                                Three Months Ended                   Six Months Ended
                                                      September 26,     September 27,      September 26,      September 27,
                                                           1999              1998               1999               1998
                                                           ----              ----               ----               ----
Business unit:
   Desktop
     Revenue                                           $   661            $   749            $ 1,298           $ 1,465
     Unit operating loss                                  (133)               (29)              (194)              (48)

   High-end
     Revenue                                               107                125                222               257
     Unit operating loss                                   (10)               (16)               (26)              (43)

   Recording heads
     Loss from investee                                     --                (17)                --               (41)



(In millions)                                                Three Months Ended                 Six Months Ended
                                                      September 26,      September 27,   September 26,    September 27,
                                                           1999              1998            1999             1998
                                                           ----              ----            ----             ----
Loss reconciliation:
Total unit operating loss                                 $(143)           $ (45)           $(220)           $ (91)
Loss from investee                                           --              (17)              --              (41)

Unallocated amounts:
Interest and other income/(expense)                           1               --                4                2
                                                           -----            -----            -----            -----
   Loss before income taxes                               $(142)           $ (62)           $(216)           $(130)
                                                           =====            =====            =====            =====

                                                                              45

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

HDDG designs desktop hard disk drives to meet the storage requirements of entry-level to high-performance desktop PCs in home and business environments. HDDG also designs high-end hard disk drives to store data on large computing systems such as network servers. These high-end hard disk drives are generally used for:

     o   dedicated sites that store large volumes of data;

     o network servers such as those used for Internet and intranet services, online transaction processing and enterprise wide applications;

     o   high-speed computers used for specialized  engineering design software;
         and

     o computer systems incorporating a large number of shared hard disk drives.

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

Products

Desktop products. HDDG offers two families of desktop hard disk drives--the Quantum FireballTM and Quantum Fireball Plus. The Quantum Fireball family offers 3.5-inch hard disk drives for consumer and commercial PCs, as well as entry-level workstations and network servers. Fireball Plus offers superior performance for power users. HDDG offers the Shock Protection SystemTM and Data Protection SystemTM with its desktop products. These features substantially reduce failure rates and provide increased reliability and performance. HDDG also began offering the second-generation Shock Protection System II with its most recent desktop products. This new feature provides enhanced protection against both operating and non-operating shock. Along with providing enhanced protection against shock during handling and integration, Shock Protection System II guards against kicks and jolts while the PC is running to reduce field failures.

High-end products. HDDG also offers a broad line of high-end 3.5-inch hard disk drives--the Quantum Atlas and Quantum Atlas 10K families. The Quantum Atlas family offers high-capacity hard disk drives for high performance storage-intensive applications such as enterprise servers and storage subsystems. HDDG also offers the Shock Protection System with its high-end products.

The table below sets forth key performance characteristics for HDDG's current products:

                        Capacity      Product      Rotational
                        per Disk      Capacity       Speed
Products                  (GB)         (GB)          (RPM)                                Platform
--------                  ----         ----          -----                                --------
 Fireball CR                4.3      4.3 to 13.0      5,400     Desktop PCs--Value, with Ultra ATA/66 interface, Shock
                                                                Protection System and Data Protection System

 Fireball CX                6.8      6.4 to 20.4      5,400     Desktop PCs--Value, with Ultra ATA/66 interface, Shock
                                                                Protection System and Data Protection System

 Fireball lct 8             8.7      4.3 to 26.0      5,400     Desktop  PCs--Value,  with Ultra ATA/66  interface,  Shock
                                                                Protection System II and Data Protection System

 Fireball lct 10           10.0      5.0 to 30.0      5,400     Desktop PCs--Value, with Ultra ATA/66 interface, Shock
                                                                Protection System II and Data Protection System

 Fireball Plus KA           4.5      6.4 to 18.2      7,200     Desktop PCs--Performance, with Ultra ATA/66 interface,
                                                                Shock Protection System and Data Protection System

 Fireball Plus KX           6.8      6.8 to 27.3      7,200     Desktop PCs--Performance, with Ultra ATA/66 interface,
                                                                Shock Protection System and Data Protection System

 Atlas IV                   4.5      9.1 to 36.4      7,200     Servers, Workstations and Storage Subsystems, with Ultra 160/m
                                                                SCSI interface, Shock Protection System

 Atlas 10K                  3.0      9.1 to 36.4     10,000     Enterprise Servers and Storage Subsystems, with Ultra 160/m
                                                                SCSI interface or Fibre Channel optional interface, 3-inch media, Shock Protection System

Results of Operations

Revenue. Revenue in the three and six months ended September 26, 1999 was $768 million and $1.521 billion, respectively, compared to $874 million and $1.722 billion, respectively, for the corresponding periods in fiscal year 1999. The decrease in revenue reflected lower revenue from sales of both desktop and high-end hard disk drives.

     o Desktop hard disk drive revenue in the three and six months ended September 26, 1999 was $661 million and $1.298 billion, respectively, compared to $749 million and $1.465 billion, respectively, for the corresponding periods in fiscal year 1999. While shipments of desktop hard disk drives increased from the first six months of fiscal year 1999, intense competitive pricing pressures resulted in significantly lower average unit prices and reduced desktop hard disk drive revenue.

     o High-end hard disk drive revenue for the three and six months ended September 26, 1999 was $107 million and $222 million, respectively, compared to $125 million and $257 million, respectively, for the corresponding periods in fiscal year 1999. Shipments of high-end hard disk drives increased slightly from the first six months of fiscal year 1999 as HDDG completed a transition to new high-end products, while revenue declined reflecting reduced average unit prices.


Sales to the top five customers in the three and six months ended September 26, 1999 represented 51% and 49% of revenue, respectively, compared to 45% and 47%, respectively, in the corresponding periods in fiscal year 1999. These amounts reflected a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998 as well as a retroactive combination of sales to Ingram Micro and Electronic Resources as a result of the completion of their merger in July 1999. Sales to Hewlett-Packard were 10% and 12% of revenue in the three and six months ended September 26, 1999, respectively, compared to 16% of revenue for the corresponding periods in fiscal year 1999. Sales to Dell Computer were 10% of revenue in the three months ended September 26, 1999 and were less than 10% of revenue in the six months ended September 26, 1999 and the corresponding periods in fiscal year 1999. Sales to Ingram Micro were 13% of revenue for the three and six months ended September 26, 1999, and were less than 10% of revenue for the corresponding periods in fiscal year 1999, including sales to Electronic Resources.


Sales to computer equipment manufacturers and distribution channel customers were 57% and 43% of revenue in the three months ended September 26, 1999, respectively, compared to 64% and 36% of revenue in the three months ended September 27, 1998. For the six months ended September 26, 1999, computer equipment manufacturers and distribution channel sales were 56% and 44% of revenue, compared to 62% and 38% for the corresponding period of fiscal year 1999.

Gross Margin Rate. The gross margin rate in the three months ended September 26, 1999 decreased to -4.5% from 6.9% in the three months ended September 27, 1998. The gross margin rate for the first six months of fiscal year 2000 was -0.4%, compared to 6.6% in the corresponding period in fiscal year 1999. The gross margin rate in the three and six month periods of fiscal year 2000 reflected the impact of a $57.1 million special charge as discussed below. The gross margin rate excluding the impact of the charge was 2.9% and 3.3% in the three and six-month periods ended September 26, 1999.


     o The desktop gross margin rate for the three and six months ended September 26, 1999 was -8.6% and -3.7%, respectively, compared to 5.2% and 6.0% for the corresponding periods in fiscal year 1999. Excluding the desktop portion of the special charge of $51.4 million, the gross margin rate was -0.8% and 0.3% for the three and six month periods ended September 26, 1999. Excluding the impact of the special charge, the decrease in the gross margin rate reflected the intense competitive pricing pressures in the desktop market. HDDG expects to experience continued gross margin pressure with respect to desktop hard disk drive products through at least the third quarter of fiscal year 2000.

     o The high-end gross margin rate for the three and six months ended September 26, 1999 was 20.6% and 18.5%, respectively, compared to 16.7% and 9.8% for the corresponding periods in year fiscal 1999. Excluding the high-end portion of the special charge of $5.7 million, the gross margin rate was 25.9% and 21.1% in the three and six-month periods ended September 26, 1999. The increase in gross margins reflected the transition to new, higher margin products.


Research and Development Expenses. Research and development expenses in the three and six months ended September 26, 1999, were $62 million, or 8.1% of revenue, and $125 million, or 8.2% of revenue, respectively, compared to $61 million, or 6.9% of revenue, and $123 million, or 7.1% of revenue, respectively, in the corresponding periods in fiscal year 1999.


Sales and Marketing Expenses. Sales and marketing expenses in the three and six months ended September 26, 1999, were $29 million, or 3.8% of revenue, and $57 million, or 3.7% of revenue, respectively, compared to $31 million, or 3.5% of revenue, and $56 million, or 3.3% of revenue, respectively, in the corresponding periods of fiscal year 1999.


General and Administrative Expenses. General and administrative expenses in the three and six months ended September 26, 1999, were $15 million, or 2.0% of revenue, and $30 million, or 2% of revenue, respectively, compared to $14 million, or 1.6% of revenue, and $25 million, or 1.5% of revenue, respectively, in the corresponding periods of fiscal year 1999. The increase in general and administrative expenses for the six month period reflected a deferral of certain programs in the first quarter of fiscal year 1999 and implementation of a new quality program reflected in the first quarter of fiscal year 2000.

Special Charge. During the three months ended September 26, 1999, HDDG recorded a special charge of $59.4 million, of which $57.1 million is included in cost of sales and $2.3 million is included in operating expenses. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business's operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs. Upon full implementation of the plan, HDDG currently expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and change in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.


Interest and Other Income/Expense. Net interest and other income and expense in the three and six months ended September 26, 1999 was $1.0 million and $4.6 million income, respectively, compared to $70 thousand and $2.2 million income, respectively, in the corresponding periods of fiscal year 1999.


Loss from Investee. The loss from investee reflected HDDG's 49% equity share in the operating losses of its recording heads joint venture with Matsushita-Kotobuki, which was dissolved in the third quarter of fiscal year 1999. HDDG's share of the loss in the joint venture for the three and six months ended September 27, 1998 was $17.1 million and $41.4 million, respectively.


Income Taxes. HDDG recorded an effective tax benefit for the three and six months ended September 26, 1999 of 41% as compared to 44% and 42%, respectively, for the corresponding periods in fiscal year 1999. The decrease in the fiscal year 2000 effective tax benefit rate reflects a decreased percentage of foreign earnings taxed at less than the U.S. rate.


Liquidity and Capital Resources

Operating Activities. HDDG used cash of $77 million in operating activities in the six months ended September 26, 1999. HDDG generated cash from operations of $78 million in the six months ended September 27, 1998. The use of cash primarily reflected higher net losses and reduced collections of accounts receivable compared to the prior year period.

Investing Activities. Investments in the six months ended September 26, 1999 were $30 million, which consisted of investments in property and equipment. Net cash provided by investing activities during the six months ended September 27, 1998 totaled $1 million.

Financing Activities. At September 26, 1999, and March 31, 1999, Quantum's debt allocated to HDDG was $112 million and $115 million, respectively. Debt allocated to HDDG bears interest at a rate equal to the weighted average interest rate of Quantum's total debt, calculated on a quarterly basis. At September 26, 1999, Quantum had a total debt of $337 million with an average interest rate of 8.5%. Net cash provided by financing activities during the six months ended September 26, 1999 was $4 million.

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In part, the intent of the repurchase was to minimize the dilutive impact of the shares issued to complete the acquisition of Meridian. During the six months ended September 26, 1999, DSSG repurchased 7.2 million shares of DSSG common stock and acquired 1.9 million shares of HDDG common stock for $144 million, and HDDG repurchased 0.3 million shares of HDDG common stock for $2 million.

In October 1999, the Board of Directors authorized an increase in Quantum's stock repurchase program, increasing the previously authorized amount of $200 million to a total of $600 million. The increased authorization allows Quantum to repurchase its common stocks through the open market or through other mechanisms. The increase is intended primarily for repurchase of DSSG common stock.

In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with Quantum's $500 million revolving credit line, expiring in June 2000. As amended, at the option of ATL, borrowings under the revolving credit line bear interest at either London interbank offered rate plus a margin determined by Quantum's total funded debt ratio, or at a base rate, with option periods of two weeks to six months. At September 26, 1999, $10 million was outstanding on this revolving credit line.

In June 1997, Quantum entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At Quantum's option, borrowings under the revolving credit line bear interest at either London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At September 26, 1999, there was no outstanding balance drawn on this line.

HDDG expects to spend approximately $60 million in fiscal year 2000 for capital equipment and leasehold improvements. These capital expenditures will support the development and introduction of new disk drive products.

HDDG expects its cash flow from operations, together with available financing sources, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet HDDG's expectations.

In fiscal year 1999, Quantum entered into a strategic alliance with TiVo, Inc., to supply hard disk drives utilizing Quantum's QuickView(TM) technology for integration into TiVo's Personal Video Recorder. As part of the agreement, Quantum received warrants to purchase 800,000 shares of TiVo common stock. On September 30, 1999, subsequent to the end of Quantum's fiscal second quarter, Quantum exercised its warrants immediately prior to TiVo's initial public offering. Quantum is not allowed to sell TiVo common stock for a six month period following the initial public offering and will account for its investment as an available for sale security. As a result, any unrealized gain or loss, net of tax, will be included as part of accumulated other comprehensive income/loss and will be combined with group equity on HDDG's combined balance sheet.


Trends and Uncertainties Relating to the Hard Disk Drive Group

Holders of HDDG stock remain stockholders of one company and, therefore, financial effects on DSSG could adversely affect HDDG

Holders of HDDG stock and DSSG stock are stockholders of a single company. HDDG and DSSG are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Quantum and all of its businesses, assets and liabilities. The issuance of the HDDG stock and the DSSG stock and the allocation of assets and liabilities and stockholders' equity between HDDG and DSSG did not result in a distribution or spin-off to stockholders of any Quantum assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we attribute to the other group.

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


HDDG's operating results depend on new product introductions which may not be successful

To compete effectively, HDDG must frequently introduce new hard disk drives. HDDG cannot assure you that:

     o it will successfully or timely develop or market any new hard disk drives in response to technological changes or evolving industry standards;

     o it will not experience technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives;

     o   it  will  successfully  qualify  new  hard  disk  drives,  particularly high-end disk drives, with HDDG's customers by meeting customer performance and quality specifications. A successful and timely customer qualification must occur before customers will place large product orders;

     o   it will quickly achieve high volume production of new hard disk drives;
         or

     o   its new products will achieve market acceptance.

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

HDDG's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance

HDDG's quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. As a result, you should not use HDDG's past quarterly operating results to predict future performance. Quarterly operating results could be adversely affected by:

     o the ability of Matsushita-Kotobuki, HDDG's exclusive manufacturer, to quickly achieve high volume production of HDDG's hard disk drives;

     o   customers canceling, deferring or rescheduling significant orders;

     o   returns by customers of unsold hard disk drives for credit;

     o   decline in PC demand; or

     o failure to complete shipments in the last month of a quarter during which a substantial portion of HDDG's products are typically shipped.


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


Intense competition in the desktop and high-end hard disk drive market could adversely impact HDDG's operating results


In the desktop hard disk drive market, HDDG's primary competitors are Fujitsu Limited, IBM, Maxtor Corporation, Samsung Electronics Co., Ltd., Seagate and Western Digital Corporation. The desktop hard disk drive market is characterized by more competitiveness than that seen in the computer industry in general. HDDG's operating results and competitive position could be negatively impacted by the introduction of competitive products with higher performance, higher reliability and/or lower cost than HDDG's products. For example, in the first six months of fiscal year 2000, certain competitors reduced prices for their products significantly. As a result, HDDG's operating results were materially adversely impacted.


In the high-end hard disk drive market, HDDG's primary competitors are Fujitsu, Hitachi, IBM, Seagate and Western Digital. Currently, Seagate and IBM have the largest market share for high-end hard disk drives. Intense technology and pricing competition has led to losses on HDDG's high-end hard disk drive products over the past 10 quarters.


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

HDDG's relationship with Matsushita-Kotobuki is critical to the Hard Disk Drive group's operating results and overall business performance. HDDG's dependence on Matsushita-Kotobuki includes the following principal risks:

     o Quality and Delivery. HDDG relies on Matsushita-Kotobuki to quickly achieve volume production of new hard disk drives at a competitive cost, to meet HDDG's stringent quality requirements and to respond quickly to changing product delivery schedules. Failure of Matsushita-Kotobuki to satisfy these requirements could have a material adverse impact on HDDG's operating results.

     o Purchase Forecasts. Matsushita-Kotobuki's production schedule is based on HDDG's forecasts of its purchase requirements, and HDDG has limited rights to modify short-term purchase orders. The failure of HDDG to accurately forecast its requirements or successfully adjust Matsushita-Kotobuki's production schedule could lead to inventory shortages or surpluses.

     o Pricing. HDDG negotiates pricing arrangements with Matsushita-Kotobuki on a quarterly basis. Any failure to reach competitive pricing arrangements would have a material adverse impact on HDDG's operating results.

     o Capital Commitment. HDDG's future growth will require that Matsushita-Kotobuki continue to devote substantial financial resources to property, plant and equipment to support the manufacture of HDDG's products.

     o Manufacturing Capacity. If Matsushita-Kotobuki is unable or unwilling to meet HDDG's manufacturing requirements, an alternative manufacturing source may not be available in the near-term.


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


Item 2.       Changes in securities - Not Applicable


Item 3.       Defaults upon senior securities - Not Applicable


Item 4.       Submission of matters to a vote of security holders

A Special Meeting of Stockholders was held on July 23, 1999 to consider and vote on proposals to adopt an Amended and Restated Certificate of Incorporation to create two separate classes of common stock and an Amendment to the Quantum Corporation Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder.

The stockholders approved the adoption of the Amended and Restated Certificate of Incorporation and the creation of two separate classes of common stock. The number of votes "For" were 99,276,111; the number of votes "Against" were 18,564,889; and the number of votes "Withheld" were 597,461.

The stockholders also approved the amendment to the Quantum Corporation Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder. The number of votes "For" were 97,705,836; the number of votes "Against" were 20,224,106; and the number of votes "Abstain" were 508,519.

The 1999 Annual Meeting of Stockholders was also held on July 23, 1999 to consider and vote on proposals to elect management's candidates for the Board of Directors and to appoint Ernst & Young LLP to serve as Quantum's independent auditors for the fiscal year ending March 31, 2000.

The stockholders elected each of management's candidates for the Board of Directors. The votes were as follows:

                                            For             Withheld Authority
                                            ---             ------------------
        Stephen M. Berkley              146,151,721             1,350,124
        David A. Brown                  146,151,721             1,350,124
        Michael A. Brown                146,147,276             1,354,569
        Robert J. Casale                146,151,721             1,350,124
        Edward M. Esber, Jr.            146,151,721             1,350,124
        Steven C. Wheelwright           146,151,721             1,350,124

The stockholders also approved the appointment of Ernst & Young LLP to serve as Quantum's independent auditors for the fiscal year ending March 31, 2000. The number of votes "For" were 147,182,511; the number of votes "Against" were 172,989; the number of votes "Abstain" were 146,345.


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


                                              QUANTUM CORPORATION
                                                 (Registrant)




Date:  November 2, 1999                 By:    /s/ Richard L. Clemmer
                                               ----------------------
                                               Richard L. Clemmer
                                               Executive Vice President, Finance
                                                  and Chief Financial Officer

                               QUANTUM CORPORATION

                                INDEX TO EXHIBITS

Exhibit
Number           Exhibit

10.1 THIRD AMENDMENT TO CREDIT AGREEMENT, dated August 31, 1999, among Quantum Corporation, certain financial institutions (collectively, the "Banks"), and CANADIAN IMPERIAL BANK OF COMMERCE, as administrative agent for the Banks.

27.1             Financial Data Schedule



Footnotes to
Exhibits            Footnote
None