Form 10-Q
period 1999-12-26
QUANTUM CORP /DE/
filed 2000-02-09
CIK 709283

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ____________________

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 26, 1999

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

As of the close of business on January 23, 2000, Quantum Corporation had 160,599,674 shares of DLT & Storage Systems group common stock outstanding and 84,389,389 shares of Hard Disk Drive group common stock outstanding.

                              QUANTUM CORPORATION
                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Quantum Corporation - Condensed Consolidated Financial Statements

         Condensed Consolidated Statements of Operations                     3

         Condensed Consolidated Balance Sheets                               4

         Condensed Consolidated Statements of Cash Flows                     5

         Notes to Condensed Consolidated Financial Statements                6

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

Quantum Corporation DLT & Storage Systems Group - Condensed Combined
 Financial Statements

         Condensed Combined Statements of Operations                        22

         Condensed Combined Balance Sheets                                  23

         Condensed Combined Statements of Cash Flows                        24

         Notes to Condensed Combined Financial Statements                   25

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         29

Quantum Corporation Hard Disk Drive Group - Condensed Combined
 Financial Statements

         Condensed Combined Statements of Operations                        38

         Condensed Combined Balance Sheets                                  39

         Condensed Combined Statements of Cash Flows                        40

         Notes to Condensed Combined Financial Statements                   41

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         47

PART II - OTHER INFORMATION                                                 58

SIGNATURE                                                                   59

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                              QUANTUM CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended            Nine Months Ended
                                     December 26,   December 27,   December 26,   December 27,
                                             1999           1998           1999           1998
                                     -------------  -------------  -------------  -------------
Revenue                                $1,253,555     $1,325,581     $3,461,914     $3,593,315
Cost of revenue - on net sales            985,132      1,086,492      2,821,167      2,995,964
Cost of revenue - special charge                -              -         57,068              -
                                       ----------     ----------     ----------     ----------
   Gross profit                           268,423        239,089        583,679        597,351

Operating expenses:
   Research and development                86,334         87,921        269,220        254,859
   Sales and marketing                     56,050         51,142        164,730        134,866
   General and administrative              35,553         22,380         95,267         61,275
   Purchased in-process research
      and development                           -         89,000         37,000         89,000
   Special charge                               -              -          2,338              -
                                       ----------     ----------     ----------     ----------
                                          177,937        250,443        568,555        540,000

   Income (loss) from operations           90,486        (11,354)        15,124         57,351

Other income (expense):
   Interest income and other, net           9,952          5,126         29,509         19,962
   Interest expense                        (7,074)        (6,909)       (21,500)       (20,136)
   Loss from investee                           -       (100,700)             -       (142,050)
                                       ----------     ----------     ----------     ----------
                                            2,878       (102,483)         8,009       (142,224)

Income (loss) before income taxes          93,364       (113,837)        23,133        (84,873)
Income tax provision (benefit)             37,468         (7,286)        21,609          1,403
                                       ----------     ----------     ----------     ----------
Net income (loss)                      $   55,896     $ (106,551)    $    1,524     $  (86,276)
                                       ==========     ==========     ==========     ==========

DLT & Storage Systems group:
Net income (loss)                      $   50,790     $  (30,584)    $  123,315     $   65,124
                                       ==========     ==========     ==========     ==========
Net income (loss) per share:
   Basic                                    $0.31         $(0.18)         $0.75          $0.41
   Diluted                                  $0.30         $(0.18)         $0.72          $0.39

Weighted average common shares:
   Basic                                  163,072        165,820        165,037        158,687
   Diluted                                168,082        165,820        171,380        165,281

Hard Disk Drive group:
Net income (loss)                      $    5,150     $  (75,968)    $ (121,721)    $ (151,400)
                                       ==========     ==========     ==========     ==========

Net income (loss) per share:
   Basic                                    $0.06         $(0.92)        $(1.47)        $(1.91)
   Diluted                                  $0.06         $(0.92)        $(1.47)        $(1.91)

Weighted average common shares:
   Basic                                   82,915         82,910         83,043         79,344
   Diluted                                 86,004         82,910         83,043         79,344

    See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      December 26,         March 31,
                                                              1999              1999
                                                      ------------        ----------
                                                      (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                             $  734,175         $  772,368
 Marketable securities                                     16,601             24,426
 Accounts receivable, net of allowance for
  doubtful accounts of $23,144 and $12,130                636,554            646,557
 Inventories                                              195,218            271,986
 Deferred taxes                                            95,998            107,701
 Other current assets                                     167,361            104,835
                                                       ----------         ----------
Total current assets                                    1,845,907          1,927,873

Property and equipment, net of accumulated
 depreciation of $283,286 and $291,617                    233,360            271,928
Intangible assets, net                                    287,377            225,567
Other assets                                               47,207             58,228
                                                       ----------         ----------
                                                       $2,413,851         $2,483,596
                                                       ==========         ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Accounts payable                                      $  386,269         $  406,369
 Accrued warranty                                         101,094             76,905
 Accrued compensation                                      71,388             73,605
 Income taxes payable                                      30,397             33,411
 Current portion of long-term debt                          1,099              1,024
 Other accrued liabilities                                125,617             90,691
                                                       ----------         ----------
Total current liabilities                                 715,864            682,005

Deferred taxes                                             82,260             67,340
Long-term debt                                             38,127             56,961
Convertible subordinated debt                             287,500            287,500

Stockholders' equity:
 Common stocks                                            948,693            886,434
 Retained earnings                                        505,730            504,206
 Accumulated other comprehensive income (loss)             17,315               (850)
 Treasury stock, at cost                                 (181,638)                 -
                                                       ----------         ----------
Total stockholders' equity                              1,290,100          1,389,790
                                                       ----------         ----------
                                                       $2,413,851         $2,483,596
                                                       ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                             Nine Months Ended
                                                                      December 26,          December 27,
                                                                              1999                  1998
                                                                     -------------          ------------
    Cash flows from operating activities:
     Net income (loss)                                                 $    1,524             $ (86,276)
     Adjustments to reconcile net income (loss) to net cash
         provided by operations:
      Special charge                                                       33,779                     -
      Purchased in-process research and development                        37,000                89,000
      Depreciation                                                         73,651                69,107
      Amortization                                                         23,268                13,812
      Loss from investee                                                        -               124,809
      Deferred income taxes                                                   391                   438
      Compensation related to stock plans                                   2,356                 4,064
     Changes in assets and liabilities:
      Accounts receivable                                                  10,367                73,690
      Inventories                                                          77,909                55,993
      Accounts payable                                                    (22,215)              (40,506)
      Income taxes payable                                                 (3,014)              (12,118)
      Accrued warranty                                                     23,604                  (408)
      Other assets and liabilities                                          6,786                63,973
                                                                        ---------             ---------
   Net cash provided by operating activities                              265,406               355,578
                                                                        ---------             ---------
   Cash flows from investing activities:
    Purchases of marketable securities                                    (37,890)              (68,360)
    Maturities of marketable securities                                    55,831               115,508
    Acquisition of intangible assets                                       (2,500)                    -
    Investment in property and equipment                                  (66,155)              (88,571)
    Proceeds from disposition of property and equipment                         -                   139
                                                                        ---------             ---------
   Net cash used in investing activities                                  (50,714)              (41,284)
                                                                        ---------             ---------

   Cash flows from financing activities:
    Proceeds from long-term credit facilities                              10,000                33,545
    Principal payments on long-term credit facilities                     (28,759)              (26,848)
    Purchases of treasury stock                                          (265,877)             (305,287)
    Proceeds from issuance of common stock, net                            31,751                25,157
                                                                        ---------             ---------
   Net cash used in financing activities                                 (252,885)             (273,433)
                                                                        ---------             ---------

   Increase (decrease) in cash and cash equivalents                       (38,193)               40,861
   Cash and cash equivalents at beginning of period                       772,368               642,150
                                                                        ---------             ---------
   Cash and cash equivalents at end of period                           $ 734,175             $ 683,011
                                                                        =========             =========

   Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest                                                           $  14,535             $  14,489
     Income taxes, net of (refunds)                                     $  27,145             $  (1,246)
    Tangible and intangible assets acquired for shares of DSSG and HDDG common stock, net of cash acquired and
     liabilities assumed                                                $ 104,698             $       -

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

3. Inventories

Inventories consisted of the following:
   (In thousands)
                                                   December 26,     March 31,
                                                           1999          1999
                                                   ------------     ---------

   Materials and purchased parts                      $ 46,354      $ 62,342
   Work in process                                      39,953        27,531
   Finished goods                                      108,911       182,113
                                                      --------      --------
                                                      $195,218      $271,986
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

The following table sets forth the computation of basic and diluted net income
(loss) per share for DSSG:

 (In thousands, except per share data)            Three Months Ended                    Nine Months Ended
                                               December 26,     December 27,       December 26,      December 27,
                                                   1999             1998               1999              1998
                                               ------------     ------------       ------------      ------------
  Numerator:
   Numerator for basic and diluted net
   income (loss) per share - income (loss)
   available to common stockholders             $  50,790         $(30,584)          $123,315          $ 65,124
                                               ============      ===========       ============       ===========
  Denominator:
   Denominator for basic net income (loss)
   per share - weighted average shares            163,072          165,820            165,037           158,687

   Effect of dilutive securities:
   Outstanding options                              5,010                -              6,343             6,594
                                               ------------      -----------       ------------      -----------
   Denominator for diluted net income
   (loss) per share - adjusted weighted
   average shares                                 168,082          165,820            171,380           165,281
                                               ============      ===========       ============      ===========
  Basic net income (loss) per share              $   0.31         $  (0.18)          $   0.75          $   0.41
                                               ============      ===========       ============      ===========
  Diluted net income (loss) per share            $   0.30         $  (0.18)          $   0.72          $   0.39
                                               ============      ===========       ============      ===========

The computation of diluted net income (loss) per share for the three and nine months ended December 26, 1999 and December 27, 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 22,540,250 shares of DSSG common stock were outstanding at December 27, 1998. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the three months ended December 27, 1998 because the effect would have been antidilutive.

The following table sets forth the computation of basic and diluted net income
(loss) per share for HDDG:

  (In thousands, except per share data)                    Three Months Ended                  Nine Months Ended
                                                      December 26,      December 27,     December 26,      December 27,
                                                          1999               1998             1999             1998
                                                      ------------      -----------      ------------      -----------
  Numerator:
   Numerator for basic and diluted net
   income (loss) per share - income (loss)
   available to common stockholders                     $ 5,150           $(75,968)       $(121,721)         $(151,400)
                                                      ============      ===========      ============      ===========

  Denominator:
   Denominator for basic net income (loss)
   per share - weighted average shares                   82,915             82,910           83,043             79,344

   Effect of dilutive securities:
   Outstanding options                                    3,089                  -                -                  -
                                                      ------------      -----------      ------------      -----------
   Denominator for diluted net income (loss)
   per share - adjusted weighted
   average shares                                        86,004             82,910           83,043             79,344
                                                      ============      ===========      ============      ===========
  Basic net income (loss) per share                     $  0.06           $  (0.92)       $   (1.47)         $   (1.91)
                                                      ============      ===========      ============      ===========
  Diluted net income (loss) per share                   $  0.06           $  (0.92)       $   (1.47)         $   (1.91)
                                                      ============      ===========      ============      ===========

The computation of diluted net income (loss) per share for the three and nine months ended December 26, 1999 and December 27, 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 14,164,881 and 11,270,125 shares of HDDG common stock were outstanding at December 26, 1999 and December 27, 1998, respectively. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the nine months ended December 26, 1999, and the three and nine months ended December 27, 1998, because the effect would have been antidilutive.

5. Stockholders' Equity

In September 1999, the Company issued 4.1 million DSSG shares and 2 million HDDG shares to the stockholders of Meridian Data, Inc. ("Meridian") to complete the acquisition of Meridian. Substantially all of the shares the Company issued to complete the acquisition were DSSG and HDDG shares held as treasury stock. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $3.5 million addition to paid-in-capital in the second quarter of fiscal year 2000. For additional information regarding the Meridian acquisition, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

In May 1999, the Board of Directors authorized the Company to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In October 1999, the Board of Directors authorized an increase in the Company's stock repurchase program to a combined total of up to $600 million. The increased authorization allows the

Company to repurchase Quantum's common stocks through the open market or through other mechanisms, including negotiated off market transactions. During the nine months ended December 26, 1999, the Company repurchased 14 million shares of DSSG common stock and 5.2 million shares of HDDG common stock for a combined total of $266 million.

6.  Litigation

On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that the Company has infringed. The Company has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, the Company has not completed a full study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed these or other patents owned by Papst. Recently, on Papst's motion, the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with suits brought against Papst by Hewlett-Packard Company and Minebea Company, Ltd. for the purposes of coordinated discovery under multi-district litigation rules. The Company does not believe that the transfer will affect the final disposition of this matter in a significant way. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. For example, both Cambrian Consultants and Discovision Associates have brought patents they hold to the Company's attention. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

7.  Business Combination

On September 10, 1999, the Company's DLT & Storage Systems group completed the acquisition of Meridian. Meridian is a developer and manufacturer of network attached storage solutions utilizing both conventional hard disk drive and optical disk technologies for the PC local area network environment. The acquisition has been accounted for as a purchase at a total cost of $115 million. The acquisition was completed with the issuance of 4.1 million shares of DSSG common stock and 2 million shares of HDDG common stock valued at $74 million and $18 million, respectively, on the date of acquisition in exchange for all outstanding shares of Meridian; the conversion of outstanding Meridian stock options into options to purchase 630,000 shares of DSSG common stock and 315,000 shares of HDDG common stock valued at $8 million and $2 million, respectively; and the assumption of Meridian liabilities and other acquisition costs of approximately $13 million. At the date of acquisition, Meridian had $11 million of cash and marketable securities and a net operating loss carryforward for U.S. federal income tax purposes of approximately $46 million. Meridian's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's financial position or results of operations.

The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to the following identifiable intangible assets: goodwill, trademarks, workforce in place, developed technology and in-process research and development. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, the Company expensed $37 million of the purchase price as in-process research and development in the second quarter of fiscal year 2000. The remaining identifiable intangible assets, valued at $81 million, will be amortized on a straight-line basis over periods ranging from five to ten years.

The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 21%, which represents a premium to the Company's cost of capital. The expected revenue assumes an average compound annual revenue growth rate of 64% during calendar years 2000 through 2007. Expected total revenue from the purchased in-process projects peak in calendar year 2005 and then begin to decline as other new products are expected to be introduced. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. If products are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

8.  Special Charge

During the second quarter of fiscal year 2000, the Company's Hard Disk Drive group recorded a special charge of $59.4 million. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and change in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

The facilities costs noted above include lease payments on facilities to be vacated in and around Milpitas, California and Singapore, the write-off of related leasehold improvements, and other maintenance expenses associated with the vacated facilities. HDDG expects that the affected facilities will be vacated by the end of the second quarter of fiscal year 2001.

In connection with the charge, HDDG currently expects a workforce reduction of approximately 600 employees. In addition, approximately 100 open requisitions and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDDG's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. Approximately 160 of the 600 employees had been terminated as of December 26, 1999. HDDG anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2001.

During the quarter ended December 26, 1999, HDDG revised its estimate of costs required to implement the restructuring plan. HDDG currently estimates that severance and benefits and other costs, which include the disposition of additional capital assets, will be more than previously estimated as a result of the planned changes in the customer service strategy. HDDG also estimates that costs associated with vacating leased facilities will be less than previously estimated as a result of vacating a major facility earlier than previously expected. Accordingly, HDDG has reallocated amounts between these categories.

As of December 26, 1999, HDDG had incurred $5 million in cash expenditures associated with employee severance and benefits, facilities and other costs. HDDG expects to incur additional cash expenditures associated with the plan of approximately $20 million.

The following table summarizes activity related to the special charge at December 26, 1999:

(In thousands)               Severance
                                And       Facilities                  Other
                              Benefits      Costs      Inventory      Costs          Total
                              --------    ----------   ---------      -----          -----
Special charge provision      $ 7,833     $ 26,359     $ 13,214     $ 12,000        $ 59,406
Cash payments                  (2,923)        (944)           -       (1,495)         (5,362)
Non-cash charges                    -       (9,532)     (13,214)      (9,742)        (32,488)
Adjustments                     1,070       (7,159)           -        6,089               -
                              --------    ----------   ---------    -----------     ----------
Balance at December 26,1999   $ 5,980     $  8,724     $      -     $  6,852        $ 21,556
                              ========    ==========   =========    ===========     ==========

9. Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments. Total comprehensive income (loss), net of tax, for the three and nine months ended December 26, 1999 and December 27, 1998, is presented in the following table:

(In thousands)                               Three Months Ended                 Nine Months Ended
                                        December 26,    December 27,       December 26,    December 27,
                                            1999            1998               1999            1998
                                        -----------     ------------       -----------     ------------
Net income (loss)                        $ 55,896        $ (106,551)        $   1,524        $ (86,276)
Other comprehensive income -
 Change in unrealized gain on
  investments, net                         17,568                 -            17,568                -
 Foreign currency translation
  adjustments                                (176)            2,055               597            2,238
                                        -----------     ------------       -----------     ------------
Comprehensive income (loss)              $ 73,288        $ (104,496)        $  19,689        $ (84,038)
                                        ===========     ============       ===========     ============

10.  Business Segment Information

Quantum Corporation's reportable segments are its two business groups, the Hard Disk Drive group and the DLT & Storage Systems group, as further described in their separate financial statements. The Hard Disk Drive group consists of desktop and high-end hard disk drives. The DLT & Storage Systems group consists of DLTtape/TM/ drives and media, autoloaders and libraries, network attached storage systems and solid state storage systems. The Company directly markets its products to computer manufacturers and through a broad range of distributors, resellers, and systems integrators.

The Company evaluates segment performance based on net profit or loss not including non-recurring gains or losses. Segment assets include those items that can be specifically identified with or reasonably allocated to a particular segment. Results for the Company's reportable segments for the three and nine months ended December 26, 1999 and December 27, 1998 are presented in the following tables:

(In millions)
                                                                Three Months Ended
                                              December 26, 1999                    December 27, 1998
                                       ------------------------------         ------------------------------
                                       HDDG         DSSG        Total         HDDG         DSSG        Total
                                       ----         ----        -----         ----         ----        -----
Revenues from external               $  888       $  366       $1,254       $  959         $366       $1,326
customers

Intersegment revenues                     1            -            1            -            -            -

Segment profit (loss)                     5           51           56          (76)         (31)        (107)


(In millions)
                                                                Nine Months Ended
                                              December 26, 1999                    December 27, 1998
                                       ------------------------------         ------------------------------
                                       HDDG         DSSG        Total         HDDG         DSSG        Total
                                       ----         ----        -----         ----         ----        -----
Revenue from external                $2,409       $1,054       $3,462       $2,681         $913       $3,593
customers

Intersegment revenues                     1            -            1            -            -            -

Segment profit (loss)                  (122)         123            2         (151)          65          (86)

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

Results of Operations

Revenue. Revenue in the three and nine months ended December 26, 1999 was $1.254 billion and $3.462 billion, respectively, compared to $1.326 billion and $3.593 billion, respectively, for the corresponding periods in fiscal year 1999. The decrease in revenue in the three and nine months ended December 26, 1999 reflected decreased revenue from sales of desktop hard disk drives, partially offset by increased revenue from sales of storage systems and DLTtape media royalties, both reaching record highs in the three and nine month periods.

While shipments of desktop hard disk drives increased in the three and nine month periods, lower average unit prices resulted in reduced desktop hard disk drive revenue. Desktop shipments reached a record high in the third quarter of fiscal year 2000 reflecting increased demand, particularly from computer equipment manufacturers, and a strong desktop PC market. The strong market conditions resulted in some easing of the intense competitive pricing pressures of prior quarters. Shipments of high-end hard disk drives also increased in the three and nine month periods, reaching a record high in the third quarter of fiscal year 2000 as HDDG completed a transition to new high-end products. However, continued pricing pressures in the high-end market resulted in lower average unit prices. Consequently, revenue increased only moderately in the three month comparative period and decreased in the nine month comparative period.

The increase in storage systems revenue reflected an increase in shipments of tape libraries and the acquisition of ATL Products, Inc. in September 1998, and shipments of network attached storage systems following the acquisition of Meridian Data, Inc. in September 1999. The increase in DLTtape media royalties reflected an increase in sales of DLTtape media cartridges at licensed media manufacturers for which DSSG earns a royalty fee. The overall increase in sales of DLTtape media cartridges reflected sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives. The nine month period also reflected increased revenue from sales of DLTtape drives as a result of increased shipments, partially offset by a decline in the average unit price.

Sales to our top five customers in the three and nine months ended December 26, 1999 represented 48% and 47% of revenue, respectively, compared to 44% and 46% of revenue, respectively, for the corresponding periods in fiscal year 1999. These amounts reflected a retroactive combination of sales to Compaq Computer, Inc. and Digital Equipment Corporation as a result of their merger in June 1998 as well as a retroactive combination of sales to Ingram Micro Inc. and Electronic Resources Limited as a result of the completion of their merger in July 1999. Sales to Compaq were 13% and 12% of revenue in the three and nine months ended December 26, 1999, respectively, compared to 14% and 15% of revenue, respectively, for the corresponding periods in fiscal year 1999, including sales to Digital Equipment. Sales to Hewlett-Packard Company were 11% and 12% of revenue in the three and nine months ended December 26, 1999, respectively, compared to 12% and 14% of revenue, respectively, in the corresponding periods in fiscal year 1999.

Sales to computer equipment manufacturers and distribution channel customers were 65% and 29% of revenue in the three months ended December 26, 1999, respectively, compared to 62% and 34% in the three months ended December 27, 1998. For the nine months ended December 26, 1999, computer equipment manufacturer and distribution channel sales were 61% and 33% of revenue, compared to 64% and 34% of revenue for the corresponding period in fiscal year 1999. The remaining revenue in the three and nine months ended December 26, 1999 and December 27, 1998 represented media royalty revenue and sales to value added resellers.

Gross Margin Rate. The gross margin rate in the three months ended December 26, 1999 increased to 21.4% from 18.0% in the three months ended December 27, 1998. The gross margin rate for the first nine months of fiscal year 2000 was 16.9%, compared to 16.6% in the corresponding period in fiscal year 1999.

The gross margin rate in the nine month period of fiscal year 2000 reflected the impact of a $57.1 million special charge as discussed below. The gross margin rate excluding the impact of the charge was 18.5% in the nine-month period ended December 26, 1999.

Excluding the impact of the special charge, the increase in the gross margin rate in the three and nine month periods reflected increased revenue from storage systems and DLTtape media royalties, which have significantly higher margins than our hard disk drive products. The increase also reflected higher margins earned on high-end hard disk drives. This was partially offset by the decline in gross margins earned on desktop hard disk drives in the nine month period, and the decline in gross margins earned on DLTtape drives in the three and nine month periods, reflecting lower average unit prices on both. The increase in the gross margin rate in the three month period also reflected higher margins earned on desktop hard disk drives reflecting the transition to new lower cost, higher margin products, cost reductions associated with the special charge, and the strong desktop PC market.

Research and Development Expenses. Research and development expenses in the three and nine months ended December 26, 1999, were $86 million, or 6.9% of revenue, and $269 million, or 7.8%
of revenue, respectively, compared to $88 million, or 6.6% of revenue, and $255 million, or 7.1% of revenue, respectively, in the corresponding periods of fiscal year 1999. The decrease in research and development expenses in the three month period reflected expense reductions in HDDG resulting from modifications to the hard disk drive business associated with the special charge taken in the second quarter of fiscal year 2000. The increase in the nine month period reflected the inclusion of ATL's expenses which were not included in the first two quarters of fiscal year 1999, as the acquisition occurred on September 28, 1998, the inclusion of Meridian's expenses which were not included in the prior year periods, as the acquisition occurred on September 10, 1999, and higher research and development expenses related to new tape drive products and other new information storage products, including Super DLTtape technology.

Sales and Marketing Expenses. Sales and marketing expenses in the three and nine months ended December 26, 1999, were $56 million, or 4.5% of revenue, and $165 million, or 4.8% of revenue, respectively, compared to $51 million, or 3.9% of revenue, and $135 million, or 3.8% of revenue, respectively, in the corresponding periods of fiscal year 1999. The increase in sales and marketing expenses reflected the inclusion of Meridian's expenses and an increase in marketing and advertising costs associated with DLTtape products, partially offset by a decrease in advertising costs for HDDG products and lower commissions as a result of the reduced level of HDDG revenue. The increase in the nine month period also reflected the inclusion of ATL's expenses.

General and Administrative Expenses. General and administrative expenses in the three and nine months ended December 26, 1999 were $36 million, or 2.8% of revenue, and $95 million, or 2.8% of revenue, respectively, compared to $22 million, or 1.7% of revenue, and $61 million, or 1.7% of revenue, respectively, in the corresponding periods of fiscal year 1999. The increase in general and administrative expenses reflected the inclusion of Meridian's expenses, the amortization of intangible assets, particularly goodwill, and an increase in the provision for bad debt due to the bankruptcy of a distributor in the third quarter of fiscal year 2000. The increase in the nine month period also reflected the inclusion of ATL's expenses.

Purchased In-process Research and Development Expense. The Company expensed purchased in-process research and development costs of $37 million as a result of the Meridian acquisition in the second quarter of fiscal year 2000, and $89 million as a result of the acquisition of ATL in the third quarter of fiscal year 1999. For additional information regarding the Meridian acquisition and the costs associated with in-process research and development, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Special Charge. During the second quarter of fiscal year 2000, the Company's Hard Disk Drive group recorded a special charge of $59.4 million, of which $57.1 million is included in cost of sales and $2.3 million is included in operating expenses. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business's operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs. Upon full implementation of the plan,

HDDG expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and change in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

During the quarter ended December 26, 1999, HDDG revised its estimate of costs required to implement the restructuring plan. HDDG currently estimates that severance and benefits and other costs, which include the disposition of additional capital assets, will be more than previously estimated as a result of the planned changes in the customer service strategy. HDDG also estimates that costs associated with vacating leased facilities will be less than previously estimated as a result of vacating a major facility earlier than previously expected. Accordingly, HDDG has reallocated amounts between these categories.

Interest and Other Income/Expense. Net interest and other income and expense in the three and nine months ended December 26, 1999 was $2.9 million and $8.0 million income, respectively, compared to $1.8 million and $0.2 million expense, respectively, in the corresponding periods of fiscal year 1999. The income for the three and nine month periods reflected increased interest income and a $2.6 million gain on the sale of an equity investment recognized in the first quarter of fiscal year 2000.

Loss from Investee. The loss from investee reflected our 49% share in the operating losses of our recording heads joint venture with Matsushita-Kotobuki Electronics Industries, Ltd., which was dissolved in the third quarter of fiscal year 1999. Our share of the loss in the joint venture for the three and nine months ended December 27 1998, was $100.7 million and $142.1 million, respectively.

Income Taxes. No tax benefit was recognizable for the charges for purchased in-process research and development related to the acquisition of Meridian in the second quarter of fiscal year 2000 and the acquisition of ATL in the third quarter of fiscal year 1999. The Company recorded a provision for income taxes of $37.5 million and $21.6 million for the three and nine months ended December 26, 1999, for effective tax rates of 40% and 36%, respectively, compared to effective benefit rates of 33% before special charges for the corresponding periods in fiscal year 1999. The fiscal year 2000 effective tax rate as compared to the fiscal year 1999 effective benefit rate reflects the effect of a smaller percentage of HDDG losses as compared to DSSG income.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $751 million at December 26, 1999 compared to $797 million at March 31, 1999. During the nine months ended December 26, 1999, the Company used cash to purchase $266 million of treasury stock, as discussed below. Other uses of cash were a reduction in accounts payable, investment in property and equipment, and the pay off of ATL's line of credit. Sources of cash were a reduction in inventories and the issuance of common stock.

In September 1999, the Company issued 4.1 million DSSG shares and 2 million HDDG shares to the stockholders of Meridian to complete the acquisition of Meridian. Substantially all of the shares the Company issued to complete the acquisition were DSSG and HDDG shares held as treasury stock. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $3.5 million addition to paid-in-capital in the second quarter of fiscal year 2000. For additional information regarding the Meridian acquisition, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

In May 1999, the Board of Directors authorized the Company to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In October 1999, the Board of Directors authorized an increase in the Company's stock repurchase program to a combined total of up to $600 million. The increased authorization allows the Company to repurchase Quantum's common stocks through the open market or through other mechanisms, including negotiated off market transactions. During the nine months ended December 26, 1999, the Company repurchased 14 million shares of DSSG common stock and 5.2 million shares of HDDG common stock for a combined total of $266 million.

In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with our $500 million revolving credit line, expiring in June 2000. As amended, at the option of ATL, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of two weeks to six months. At December 26, 1999, there was no outstanding balance drawn on this line.

In June 1997, the Company entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At our option, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At December 26, 1999, there was no outstanding balance drawn on this line.

We expect to spend approximately $105 million in fiscal year 2000 for capital equipment and leasehold improvements. These capital expenditures will support the disk drive and tape drive businesses, research and development, and general corporate operations.

We believe that existing capital resources, including the credit facility and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet our expectations.

In the future, the Company may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available on terms favorable to the Company if at all.

In fiscal year 1999, the Company entered into a strategic alliance with TiVo, Inc., to supply hard disk drives utilizing Quantum's QuickView/TM/ technology for integration into TiVo's Personal Video Recorder. As part of the agreement, the Company received warrants to purchase approximately 875,000 shares of TiVo common stock. On September 30, 1999, subsequent to the end of the Company's fiscal second quarter, the Company exercised its warrants immediately prior to TiVo's initial public offering. The Company is not allowed to sell TiVo common stock for a six month period following the initial public offering and is accounting for its investment as an available for sale security. As there are currently restrictions upon the sale of this security, the Company has classified its investment as part of other current assets. The fair market value of this investment at December 26, 1999, was approximately $29 million.

Year 2000

The year 2000 computer issue refers to the possibility that computer systems may not be able to distinguish the year 2000 from the year 1900. Two other date-related issues may contribute to the year 2000 problem: (1) certain systems have associated special values with date fields (for example, 9/9/99), and (2) these same systems may fail to recognize that year 2000 is a leap year. Because of the pervasive use and dependency on computer technology in all facets of modern commerce, year 2000 issues present a potentially vast risk to companies, including us. For example, there are potential disruptions or failures of our products and operations and of the products and operations of our suppliers, customers and service providers. Because year 2000 issues can impact us indirectly through our suppliers, service providers and customers, an assessment and prediction of the impact of year 2000 issues from external parties on our company is difficult.

In addressing the year 2000 issues and risks, we have focused our efforts on our enterprise-wide and departmental operations, products, critical suppliers (including service providers) and key customers. Within Quantum, these efforts were intended to encompass all major categories of computer systems and operating equipment used by us, including those utilized in manufacturing, research and development, sales, finance and human resources. To ensure year 2000 compliance for all of our systems, we adopted an approach based on the U.S. General Accounting Office Year 2000 Assessment Guide. The approach utilizes a multi-phased model, with major phases consisting of inventory, assessment, resolution, testing and certification:

  . In the inventory phase we listed and reviewed for criticality and risk all hardware, software, equipment, infrastructure, and desktop tools and applications.

  . In the assessment phase, we determined whether to convert, replace or eliminate the impacted system or application.

  . In the resolution phase, we developed and carried out formal plans.

  . Under stringent procedures in the testing phase, we validated the system and application on its functionality to perform seamlessly in the year 2000.

  . In the certification phase, we documented and verified all test results.

Within each of the major categories of computer systems and operating equipment, we prioritized our year 2000 issues and risks on three levels:

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

Within Quantum, we have determined that all internal systems and products are year 2000 compliant. We have assessed, remedied and certified all critical, key and active areas of our own operations, which include information technology, operating equipment with embedded chips or software and products. In addition, we have completed the assessment, resolution, testing, and certification of critical and key third parties. However, our failure to complete critical corrective actions or implement viable contingency plans in a timely manner for as yet unidentified year 2000 related issues could have a material adverse effect on our business, financial condition and operating results.

As indicated above, our risk assessment included understanding the year 2000 readiness of our suppliers. Our risk assessment process associated with suppliers includes soliciting and analyzing responses to questionnaires distributed to these suppliers, as well as onsite interviews with certain critical suppliers. Critical suppliers include a number of suppliers with operations in China, India and Mexico that are our sole source of certain components for tape drives. We have received 100% of responses from an initial survey sent to suppliers and have received 100% of responses from a second follow-up survey sent to those identified as critical suppliers. To further assess year 2000 readiness, we have conducted on-site visits of our most critical suppliers.

The year 2000 readiness of Matsushita-Kotobuki, our hard disk drive manufacturing partner, is of particular importance. Matsushita-Kotobuki implemented a year 2000 compliance project plan in April 1998, similar in content and structure to that employed by us. We have been informed that all of Matsushita-Kotobuki's critical processes, applications and hardware have been tested and certified for year 2000 compliance. Also, we understand that all key and active processes, applications and hardware are certified as year 2000 compliant. We have performed limited on-site evaluations of Matsushita-Kotobuki operations in Japan, Singapore and Ireland. Additionally, we continue to be in close contact with Matsushita-Kotobuki and we understand that they will keep us updated of any new developments concerning any year 2000 issues. Our reliance on Matsushita-Kotobuki and other critical suppliers, and therefore, on the proper functioning of their information systems and software, means that any failure by these critical suppliers to address year 2000 issues could have a material adverse impact on our business, financial condition and results of operations. Based on the level of risk assessed of critical suppliers, we have developed contingency plans. However, we do not currently anticipate any significant disruption of service from these critical suppliers. As of February 2000, we understand that Matsushita-Kotobuki and other critical suppliers have not experienced any major disruptions to their businesses related to year 2000 issues.

We have also worked closely with key customers to evaluate their readiness for year 2000. The ability of customers to deal with year 2000 issues may affect their operations and their ability to order and pay for products. As of February 2000, we understand that key customers have not experienced any major disruptions to their businesses related to year 2000 issues, nor have customer order patterns disrupted our normal course of business.

We believe that third party factors, rather than our internal systems and applications, would be the cause of our most reasonably likely worst case scenario. For example, since we deal extensively with third parties to manufacture and transport products and services, a failure of third party systems could result in a disruption of service, which may result in delays in shipments of our products. For internal systems, we have developed workarounds, which involve providing manual or other automated processes in lieu of normal procedures.

Our products are inherently year 2000 compliant with the possible exception of certain Meridian products manufactured or released before December 31, 1997. These Meridian products are no longer supported by Quantum. Our families of disk drive products have no internal date clocks, and therefore are not impacted by the year 2000 problem. Our DLTtape drives use a four-character string to describe the year and are not affected by the year 2000 problem. Additionally, we do not need to make any modifications to any disk or tape drive's internal firmware to accommodate the transition to the year 2000. We consider a disk drive or tape product to be year 2000 compliant when used in accordance with our product information. That product will not generate an error in data related to the year change from December 31, 1999 to January 1, 2000. Furthermore, year 2000 compliant products will correctly handle leap years, including leap years beginning January 1, 2000 and thereafter. However, the assessment of whether a complete computer system operates correctly depends on factors such as the operating system, basic input/output systems, software and components, which companies other than Quantum provide.

Costs incurred to date in addressing the year 2000 issue have been approximately $11 million, with $7.3 million and $3.7 million of this cost in the Hard Disk Drive group and the DLT & Storage Systems group, respectively. We currently expect that the total cost of addressing the year 2000 issue, including both incremental spending and redeployed resources, will not exceed $12 million, with $7.6 million and $4.4 million of this cost in the Hard Disk Drive group and the DLT & Storage Systems group, respectively. However, as the year 2000 progresses, we may use third-party vendors or service providers as necessary to address issues as yet unknown. The use of these third-party vendors or service providers may increase our expected costs. We have not deferred any significant system projects due to the year 2000 program. As our vigilant activities continue, these costs may change. In addition, our total cost estimate does not include potential costs related to any customer or other claims resulting from our failure to adequately correct past or future year 2000 issues.

As of February 2000, there were no reportable year 2000 computer issues in our systems, applications, processes or supply chains and we resumed normal business activities on schedule in January 2000. While this primary event horizon was successfully managed, we continue to maintain our vigilance as the year 2000 progresses. We do not expect any significant disruption to our operations or operating results as a result of year 2000 issues; however, the extent to which such issues may affect us is uncertain. We cannot assure you that we will be able to assess, identify and correct as yet unknown year 2000 issues in a timely or successful manner. We also cannot assure you that our suppliers, service providers, customers or other third parties will remain free of year 2000 problems.

The foregoing statements regarding our year 2000 results and our expectations for resolving as yet unknown problems, and the costs associated therewith are forward-looking statements and actual results could vary. The severity of the problems to be resolved within Quantum, their affect on our suppliers and service providers, and the costs associated with third party consultants and software necessary to address these unknown issues could affect our success in addressing such issues.

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

The Company is exposed to equity price risk on its investment in TiVo, Inc. common stock. The Company entered into a strategic alliance with TiVo in fiscal year 1999 to supply hard disk drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. At December 26, 1999, the fair market value of the Company's investment was approximately $29 million. As TiVo is a relatively new company and has recently introduced a new product in the consumer electronics market, the Company does not believe it is possible to reasonably estimate any future price movement of TiVo common stock.

Item 1.   Financial Statements

                              QUANTUM CORPORATION
                          DLT & STORAGE SYSTEMS GROUP
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                        Three Months Ended             Nine Months Ended
                                     December 26,   December 27,   December 26,   December 27,
                                             1999           1998           1999           1998
                                     -------------  -------------  -------------  -------------

Product revenue                          $316,959       $330,634     $  920,340       $827,938
Royalty revenue                            48,821         35,861        133,282         84,717
                                         --------       --------     ----------       --------

Total revenue                             365,780        366,495      1,053,622        912,655
Cost of revenue                           201,692        205,194        567,678        506,005
                                         --------       --------     ----------       --------

   Gross profit                           164,088        161,301        485,944        406,650

Operating expenses:
   Research and development                31,322         28,155         89,527         72,085
   Sales and marketing                     30,821         21,715         82,810         49,348
   General and administrative              16,376         11,140         46,013         24,851
   Purchased in-process research
      and development                           -         89,000         37,000         89,000
                                         --------       --------     ----------       --------
                                           78,519        150,010        255,350        235,284

   Income from operations                  85,569         11,291        230,594        171,366

Other income (expense):
   Interest income and other, net           3,797          1,741         13,967          9,931
   Interest expense                        (4,716)        (4,671)       (14,372)       (13,424)
                                         --------       --------     ----------       --------

                                             (919)        (2,930)          (405)        (3,493)

Income before income taxes                 84,650          8,361        230,189        167,873
Income tax provision                       33,860         38,945        106,874        102,749
                                         --------       --------     ----------       --------

Net income (loss)                        $ 50,790       $(30,584)    $  123,315       $ 65,124
                                         ========       ========     ==========       ========

Net income (loss) per share:
   Basic                                    $0.31         $(0.18)         $0.75          $0.41
   Diluted                                  $0.30         $(0.18)         $0.72          $0.39

Weighted average common shares:
   Basic                                  163,072        165,820        165,037        158,687
   Diluted                                168,082        165,820        171,380        165,281

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION
                          DLT & STORAGE SYSTEMS GROUP
                       CONDENSED COMBINED BALANCE SHEETS
                                 (In thousands)

                                          December 26,    March 31,
                                                  1999         1999
                                          -------------  ----------
                                          (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                $  281,540   $  272,643
   Marketable securities                         6,875            -
   Accounts receivable, net of
    allowance for doubtful accounts
    of $3,115 and $2,507                       226,246      254,228

   Inventories                                 102,223      124,462
   Deferred taxes                               35,701       35,594
   Other current assets                         42,808        8,434
                                            ----------   ----------

Total current assets                           695,393      695,361

Property and equipment, net of
 accumulated depreciation of $74,746
 and $54,630                                    81,884       73,122
Intangible assets, net                         284,641      220,368
Other assets                                    14,360       24,792
                                            ----------   ----------

                                            $1,076,278   $1,013,643
                                            ==========   ==========

Liabilities and Group Equity
----------------------------
Current liabilities:
   Accounts payable                         $   86,941   $   64,025
   Accrued warranty                             51,877       37,988
   Accrued compensation                         34,673       22,557
   Current portion of long-term debt               733          683
   Other accrued liabilities                    34,391       32,850
                                            ----------   ----------

Total current liabilities                      208,615      158,103

Deferred taxes                                  41,875       27,355
Long-term debt                                  25,418       37,974
Convertible subordinated debt                  191,667      191,667
Group equity                                   608,703      598,544
                                            ----------   ----------

                                            $1,076,278   $1,013,643
                                            ==========   ==========

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION
                          DLT & STORAGE SYSTEMS GROUP
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                Nine Months Ended
                                          December 26,      December 27,
                                                  1999              1998
                                          -------------  ------------------
    Cash flows from operating
     activities:
       Net income                            $ 123,315           $  65,124
       Adjustments to reconcile net
        income to net cash provided by
        operations:
          Purchased in-process research
           and development                      37,000              89,000
          Depreciation                          24,812              19,118
          Amortization                          20,334              10,302
          Deferred income taxes                   (107)             (2,042)
          Compensation related to stock
           plans                                 1,593               2,709
       Changes in assets and
        liabilities:
          Accounts receivable                   28,346             (94,821)
          Inventories                           23,380             (10,469)
          Accounts payable                      20,801              31,367
          Accrued warranty                      13,304              (9,458)
          Other assets and liabilities         (20,797)             40,786
                                             ---------           ---------
    Net cash provided by operating
     activities                                271,981             141,616
                                             ---------           ---------

    Cash flows from investing activities:
       Purchases of marketable
        securities                              (4,523)                  -
       Maturities of marketable
        securities                               7,764                   -
       Acquisition of intangible assets         (2,500)                  -
       Investment in property and
        equipment                              (26,812)            (25,093)
                                             ---------           ---------
    Net cash used in investing
     activities                                (26,071)            (25,093)
                                             ---------           ---------

    Cash flows from financing
     activities:
       Proceeds from long-term credit
        facilities                               6,667              25,212
       Principal payments on long-term
        credit facilities                      (19,173)            (26,617)
       Inter-group payment for common
        stock issued                            (2,835)            (15,118)
       Purchases of treasury stock            (246,187)           (305,287)
       Proceeds from issuance of common
        stock, net                              24,515              16,771
                                             ---------           ---------
    Net cash used in financing
     activities                               (237,013)           (305,039)
                                             ---------           ---------

    Increase (decrease) in cash and
     cash equivalents                            8,897            (188,516)
    Cash and cash equivalents at
     beginning of period                       272,643             388,910
                                             ---------           ---------
    Cash and cash equivalents at end of
     period                                  $ 281,540           $ 200,394
                                             =========           =========

    Supplemental disclosure of cash
     flow information:
       Cash paid during the period for:
          Interest                           $   9,656           $   9,659
          Income taxes, net of (refunds)     $   7,367           $ (21,289)
       Tangible and intangible assets
        acquired for shares of DSSG and
        HDDG common stock, net of cash
        acquired and liabilities assumed     $ 101,863           $       -

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION
                          DLT & STORAGE SYSTEMS GROUP
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of presentation

The accompanying unaudited condensed combined financial statements of the DLT & Storage Systems group ("DSSG"), together with the condensed combined financial statements of the Hard Disk Drive group ("HDDG") include all of the accounts in the condensed consolidated financial statements of Quantum. The separate group condensed combined financial statements give effect to the accounting policies applicable with the implementation of the tracking stock proposal. The separate DSSG and HDDG financial statements have been prepared on a basis that management believes to be reasonable and appropriate and include (i) the historical balance sheets, results of operations, and cash flows of businesses that comprise each of the groups, with all significant intragroup transactions and balances eliminated, (ii) in the case of DSSG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with DSSG, including allocated portions of Quantum's debt and selling, general and administrative costs, and (iii) in the case of HDDG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with HDDG, including allocated portions of Quantum's debt and selling, general and administrative costs. Intergroup transactions and balances are not eliminated in the separate financial statements of DSSG or HDDG.

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

2.   Inventories

Inventories consisted of the following:
      (In thousands)

                                          December 26,  March 31,
                                                  1999       1999
                                              --------   --------

   Materials and purchased parts              $ 42,871   $ 60,138
   Work in process                              33,500     22,154
   Finished goods                               25,852     42,170
                                              --------   --------
                                              $102,223   $124,462
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

The following table sets forth the computation of basic and diluted net income
(loss) per share:

(In thousands, except per share data)      Three Months Ended              Nine Months Ended
                                     December 26,     December 27,    December 26,     December 27,
                                         1999             1998            1999             1998
                                     ------------     ------------    ------------     ------------
Numerator:
 Numerator for basic and diluted net
 income (loss) per share - income
 (loss) available to common
 stockholders                           $ 50,790         $(30,584)       $123,315         $ 65,124
                                      ==========      ===========     ===========      ===========
Denominator:
 Denominator for basic net income
 (loss) per share - weighted average
 shares                                  163,072          165,820         165,037          158,687

 Effect of dilutive securities:
 Outstanding options                       5,010                -           6,343            6,594
                                      ----------       ----------      ----------       ----------

 Denominator for diluted net income
 (loss) per share - adjusted
 weighted average shares                 168,082          165,820         171,380          165,281
                                      ==========       ==========      ==========       ==========
Basic net income (loss) per share       $   0.31         $  (0.18)       $   0.75         $   0.41
                                      ==========       ==========      ==========       ==========
Diluted net income (loss) per share     $   0.30         $  (0.18)       $   0.72         $   0.39
                                      ==========       ==========      ==========       ==========

The computation of diluted net income (loss) per share for the three and nine months ended December 26, 1999 and December 27, 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 22,540,250 shares of DSSG common stock were outstanding at December 27, 1998. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the three months ended December 27, 1998 because the effect would have been antidilutive.

4.   Group Equity

In September 1999, Quantum's DLT & Storage Systems group issued 4.1 million DSSG shares and 1.9 million HDDG shares it had acquired (and HDDG issued 0.1 million HDDG shares) to the stockholders of Meridian Data, Inc. ("Meridian") to complete the acquisition of Meridian. Substantially all of the shares DSSG issued to complete the acquisition were DSSG and HDDG shares held as treasury stock. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $3.5 million addition to paid-in-capital in the second quarter of fiscal year 2000. For additional information regarding the Meridian acquisition, refer to Note 5 of the Notes to Condensed Combined Financial Statements.

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In October 1999, the Board of Directors authorized an increase in Quantum's stock repurchase program to a combined total of up to $600 million. The increased authorization allows Quantum to repurchase its common stocks through the open market or through other mechanisms, including negotiated off market transactions. During the nine months ended December 26, 1999, DSSG repurchased 14 million shares of DSSG common stock and acquired 1.9 million shares of HDDG common stock for $246 million, and HDDG repurchased 3.3 million shares of HDDG common stock for $20 million.

5.   Business Combination

On September 10, 1999, Quantum's DLT & Storage Systems group completed the acquisition of Meridian. Meridian is a developer and manufacturer of network attached storage solutions utilizing both conventional hard disk drive and optical disk technologies for the PC local area network environment. The acquisition has been accounted for as a purchase at a total cost of $115 million. The acquisition was completed with the issuance of 4.1 million shares of DSSG common stock and 2 million shares of HDDG common stock valued at $74 million and $18 million, respectively, on the date of acquisition in exchange for all outstanding shares of Meridian; the conversion of outstanding Meridian stock options into options to purchase 630,000 shares of DSSG common stock and 315,000 shares of HDDG common stock valued at $8 million and $2 million, respectively; and the assumption of Meridian liabilities and other acquisition costs of approximately $13 million. At the date of acquisition, Meridian had $11 million of cash and marketable securities and a net operating loss carryforward for U.S. federal income tax purposes of approximately $46 million. Meridian's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to DSSG's financial position or results of operations.

The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to the following identifiable intangible assets: goodwill, trademarks, workforce in place, developed technology and in-process research and development. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, DSSG expensed $37 million of the purchase price as in-process research and development in the second quarter of fiscal year 2000. The remaining identifiable intangible assets, valued at $81 million, will be amortized on a straight-line basis over periods ranging from five to ten years.

The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 21%, which represents a premium to Quantum's cost of capital. The expected revenue assumes an average compound annual revenue growth rate of 64% during calendar years 2000 through 2007. Expected total revenue from the purchased in-process projects peak in calendar year 2005 and then begin to decline as other new products are expected to be introduced. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. If products are not successfully developed, DSSG may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

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

Business Overview

The DLT & Storage Systems group ("DSSG") designs, develops, manufactures, licenses and markets DLTtape drives, DLTtape media cartridges and storage systems. DSSG's storage systems consist of DLTtape libraries, solid state storage systems, network attached storage servers and a new category of local area network storage appliance which incorporates a DLTtape library.

DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is DSSG's half-inch tape technology that is the de facto industry standard for data back-up in the mid-range network server market. DSSG's DLTtape media cartridges are manufactured by licensed third party manufacturers.

DSSG's tape libraries serve the entire tape library data storage market from desktop computers to enterprise class computers. DSSG's local area network storage appliance which incorporates a DLTtape library is designed for remote site back-up that provides central management and Web based customer service. With the acquisition of Meridian Data, Inc. in September, 1999, DSSG has become a leader in the rapidly emerging market for network attached storage appliances with products which incorporate hard disk drives and an operating system designed to meet the requirements of entry and workgroup level computing environments where multiple computer users access shared data files over a local area network.

Prior to 1998, DSSG's DLTtape media cartridge revenue was derived from direct sales. Beginning in 1998, DSSG's licensed third party DLTtape media manufacturers also began selling DLTtape media cartridges. DSSG receives a royalty fee on DLTtape media cartridges sold by its licensees which, while resulting in lower revenue than DLTtape media sold directly by DSSG, generates comparable income from operations. DSSG prefers to have a substantial portion of DLTtape media cartridge sales occur through its license model because this minimizes DSSG's operational risks and expenses and provides an efficient distribution channel. Currently, approximately 80% of media sales occur through this license model. DSSG believes that the large installed base of DLTtape drives and its licensing of DLTtape media cartridges give DSSG a unique competitive advantage.

DSSG has experienced relatively flat shipments for its DLTtape drives and is preparing for this trend to continue. DSSG is considering a variety of measures that could include reducing product cost, reducing overhead expenses and accelerating plans for a low cost manufacturing strategy.

Products

 The DLT & Storage Systems group's products include:

  DLT:
  ----
  . DLTtape drives. DSSG offers three tape drive products--the DLT8000, the DLT7000 and the DLT4000. The DLT8000 provides a combination of 40 gigabytes ("GB") of native capacity (80GB compressed) and a sustained data transfer rate of 6 megabytes ("MB") per second (12MB compressed). The DLT7000 provides a combination of 35GB of native capacity (70GB compressed) and a sustained data transfer rate of 5MB per second (10MB compressed). The DLT4000 provides a combination of 20GB of native capacity (40GB compressed) and a sustained data transfer rate of 1.5MB per second (3MB compressed).

  . DLTtape media cartridges. The DLTtape family of half-inch tape media cartridges are designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed). DSSG's half-inch tape cartridges take advantage of shorter wavelength recording schemes to ensure read compatibility with future generations of DLTtape drives. The tape itself features a special high-grade metal particle formula that reduces tape and head wear. The result is tape that delivers a proven one million passes with a negligible impact on soft error rates and a 30-year archival life.

  Storage Systems:
  ----------------

  . Tape libraries. DSSG offers a broad line of automated DLTtape libraries that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. DSSG's tape libraries range from its tape autoloaders which accommodate a single DLTtape drive and up to 280GB of storage capacity to the P3000 series library which features Prism Library Architecture/TM/ and can be configured in multiple units to scale up to 11.4 Terabytes of storage capacity. In addition, DSSG offers WebAdmin/TM/, the industry's first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease.

  . Solid state storage systems. DSSG offers a family of solid state storage systems that are available in capacities ranging from 268MB to 3.2GB and have data access times 100 to 200 times faster than magnetic hard disk drives. Solid state storage systems store data on memory chips which enable significantly faster data access times than magnetic disks used in standard hard disk drives.

  . Network attached storage systems. DSSG's Snap! Server family of network attached storage appliances offers options for 10GB, 20GB and 40GB of network storage. These products provide the ease of plug-and-play features and can be directly attached to workgroup-level networks, providing instant additional network storage capacity. No special configurations are needed for ordinary use and advanced configuration options enable added value features.

  . LANvault/TM/ tape backup appliance. DSSG recently announced the introduction of LANvault, a product that incorporates a backup appliance with a DLTtape library, a central management console and a customer service Web portal. This product is intended to meet the requirements for remote site backup and is designed as a plug-and-play appliance preloaded with industry-standard backup software for ease of installation and use.

Results of Operations

Revenue. Revenue in the three and nine months ended December 26, 1999 was $366 million and $1.054 billion, respectively, compared to $366 million and $913 million, respectively, for the corresponding periods in fiscal year 1999. Revenue in the three month period reflected increased revenue from sales of storage systems and increased DLTtape media royalties, offset by lower revenue from sales of DLTtape drives. The increase in revenue in the nine month period reflected increased revenue from sales of DLTtape drives, storage systems and increased DLTtape media royalties. Revenue from storage systems and DLTtape media royalties reached record highs in the three and nine month periods. The increase in storage systems revenue reflected an increase in shipments of tape libraries and the acquisition of ATL Products, Inc. in September 1998, and shipments of network attached storage systems following the acquisition of Meridian Data, Inc. in September 1999. The increase in DLTtape media royalties reflected an increase in sales of DLTtape media cartridges at licensed media manufacturers for which DSSG earns a royalty fee. The overall increase in sales of DLTtape media cartridges reflected sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives. The decrease in revenue from sales of DLTtape drives in the three month period reflected a decline in shipments and a decline in the average unit price, while the increase in DLTtape drive revenue in the nine month period reflected an increase in shipments, partially offset by a decline in the average unit price.

The table below summarizes the components of DSSG's revenue in the three and nine months ended December 26, 1999 and December 27, 1998:

(in millions)                                  Three Months Ended             Nine Months Ended
                                          December 26,   December 27,   December 26,      December 27,
                                              1999           1998           1999              1998
                                          -------------  -------------  -------------  ------------------
DLT drives                                       $ 215          $ 254         $  654               $ 604
DLT media                                           42             41            105                 154
DLT royalty                                         49             36            133                  85
Storage systems                                     82             54            231                  89
Intra-group
 elimination*                                      (22)           (19)           (69)                (19)
                                                 -----          -----         ------               -----

    Revenue                                      $ 366          $ 366         $1,054               $ 913
                                                 =====          =====         ======               =====

* Represents intra-group sales of DLTtape drives for incorporation into DSSG's tape libraries.

Sales to the top five customers in the three and nine months ended December 26, 1999 represented 49% and 48% of revenue, respectively, compared to 53% and 54% of revenue, respectively, for the corresponding periods in fiscal year 1999. These amounts reflected a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Compaq were 22% and 21% of revenue in the three and nine months ended December 26, 1999, respectively, compared to 25% and 26% of revenue, respectively, in the corresponding periods in fiscal year 1999, including sales to Digital Equipment. Sales to Hewlett Packard were less than 10% and 13% of revenue in the three and nine months ended December 26, 1999, respectively, compared to 13% of revenue in the corresponding periods in fiscal year 1999.

Sales to computer equipment manufacturers and distribution channel customers were 62% and 17% of revenue in the three months ended December 26, 1999, respectively, compared to 68% and 16% of revenue in the three months ended December 27, 1998. For the nine months ended December 26, 1999, computer equipment manufacturer and distribution channel sales were 64% and 16% of revenue, compared to 74% and 17% of revenue in the corresponding period of fiscal year 1999. The remaining revenue in the three and nine months ended December 26, 1999 and December 27, 1998 represented media royalty revenue and sales to value-added resellers.

Gross Margin Rate. The gross margin rate in the three months ended December 26, 1999, was 44.9%, compared to 44.0% in the three months ended December 27, 1998. The gross margin rate for the first nine months of fiscal year 2000 was 46.1% compared to 44.6% for the corresponding period of fiscal year 1999. The increase in the gross margin rate reflected an increase in the proportion of overall revenue represented by DLTtape media royalty revenue partially offset by a decline in the gross margin rate earned on DLTtape drives.

Research and Development Expenses. Research and development expenses in the three and nine months ended December 26, 1999, were $31 million, or 8.6% of revenue, and $90 million, or 8.5% of revenue, respectively, compared to $28 million, or 7.7% of revenue, and $72 million, or 7.9% of revenue, respectively, in the corresponding periods in fiscal year 1999. The increase in research and development expenses reflected the inclusion of Meridian's expenses which were not included in the prior year periods as the acquisition occurred on September 10, 1999, and higher research and development expenses related to new tape drive products and other new information storage products, including Super DLTtape technology. The increase in the nine month period also reflected the inclusion of ATL's expenses which were not included in the first two quarters of fiscal year 1999 as the acquisition occurred on September 28, 1998.

Sales and Marketing Expenses. Sales and marketing expenses in the three and nine months ended December 26, 1999, were $31 million, or 8.4% of revenue, and $83 million, or 7.9% of revenue, respectively, compared to $22 million, or 5.9% of revenue, and $49 million, or 5.4% of revenue, respectively, in the corresponding periods in fiscal year 1999. The increase in sales and marketing expenses reflected the inclusion of Meridian's expenses and an increase in marketing and advertising costs associated with DLTtape products. The increase in the nine month period also reflected the inclusion of ATL's expenses.

General and Administrative Expenses. General and administrative expenses in the three and nine months ended December 26, 1999, were $16 million, or 4.5% of revenue, and $46 million, or 4.4% of revenue, respectively, compared to $11 million, or 3.0% of revenue, and $25 million, or 2.7% of revenue, respectively, in the corresponding periods of fiscal year 1999. The increase in general and administrative expenses reflected the inclusion of Meridian's expenses, the amortization of intangible assets, particularly goodwill, and the expansion of DSSG's infrastructure. The increase in the nine month period also reflected the inclusion of ATL's expenses.

Purchased In-process Research and Development Expense. DSSG expensed purchased in-process research and development costs of $37 million as a result of the Meridian acquisition in the second quarter of fiscal year 2000, and $89 million as a result of the acquisition of ATL in the third quarter of fiscal year 1999. For additional information regarding the Meridian acquisition and the costs associated with in-process research and development, refer to Note 5 of the Notes to Condensed Combined Financial Statements.

Interest and Other Income/Expense. Net interest and other income and expense in the three and nine months ended December 26, 1999 was $0.9 million expense and $0.4 million expense, respectively, compared to $2.9 million expense and $3.5 million expense, respectively, in the corresponding periods of fiscal year 1999. The decrease in expense for the three and nine month periods reflected increased interest income and a $2.6 million gain on the sale of an equity investment recognized in the first quarter of fiscal year 2000.

Income Taxes. No tax benefit was recognizable for the charges for purchased in-process research and development related to the acquisition of Meridian in the second quarter of fiscal year 2000 and the acquisition of ATL in the third quarter of fiscal year 1999. DSSG's effective tax rate, excluding charges, for the three and nine months ended December 26, 1999, and December 27, 1998, was 40%.

Liquidity and Capital Resources

Operating Activities.   DSSG generated cash from operations of $272 million in
the nine months ended December 26, 1999 compared to $142 million in the nine months ended December 27, 1998. The increase primarily reflected collection of accounts receivable and a reduction in inventories.

Investing Activities.   Investments in the nine months ended December 26, 1999
were $26 million, consisting primarily of investments in property and equipment. Investments in the nine months ended December 27, 1998 totaled $25 million.

Financing Activities.   At December 26, 1999, and March 31, 1999, Quantum's debt
allocated to DSSG was $218 million and $230 million, respectively. Debt allocated to DSSG bears interest at a rate equal to the weighted average interest rate of Quantum's total debt, calculated on a quarterly basis. At December 26, 1999, Quantum had total debt of $327 million with an average interest rate of 8.5%. In the nine months ended December 26, 1999, DSSG used cash to purchase $246 million of treasury stock, as discussed below, and to pay off ATL's line of credit.

In September 1999, Quantum's DLT & Storage Systems group issued 4.1 million DSSG shares and 1.9 million HDDG shares it had acquired (and HDDG issued 0.1 million HDDG shares) to the stockholders of Meridian to complete the acquisition of Meridian. Substantially all of the shares DSSG issued to complete the acquisition were DSSG and HDDG shares held as treasury stock. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $3.5 million addition to paid-in-capital in the second quarter of fiscal year 2000. For additional information regarding the Meridian acquisition, refer to Note 5 of the Notes to Condensed Combined Financial Statements.

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In October 1999, the Board of Directors authorized an increase in Quantum's stock repurchase program to a combined total of up to $600 million. The increased authorization allows Quantum to repurchase its common stocks through the open market or through other mechanisms, including negotiated off market transactions. During the nine months ended December 26, 1999, DSSG repurchased 14 million shares of DSSG common stock and acquired 1.9 million shares of HDDG common stock for $246 million, and HDDG repurchased 3.3 million shares of HDDG common stock for $20 million.

In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with Quantum's $500 million revolving credit line, expiring in June 2000. As amended, at the option of ATL, borrowings under the revolving credit line bear interest at either London interbank offered rate plus a margin determined by Quantum's total funded debt ratio, or at a base rate, with option periods of two weeks to six months. At December 26, 1999, there was no outstanding balance drawn on this line.

In June 1997, Quantum entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At Quantum's option, borrowings under the revolving credit line bear interest at either London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At December 26, 1999, there was no outstanding balance drawn on this line.

DSSG expects to spend approximately $45 million in fiscal year 2000 for capital equipment and leasehold improvements. These capital expenditures will support the DLTtape product line, production of Super DLTtape products and DSSG's general infrastructure.

DSSG expects its cash flow from operations, together with available financing sources, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet our expectations.

In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available on terms favorable to Quantum if at all.


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

  .  declines in network server demand;

  . failure to complete shipments in the last month of a quarter during which a substantial portion of DSSG's products are typically shipped; or

  .  increased competition.

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


Unpredictable end-user demand may cause excess inventories which could result in inventory write-downs or losses or insufficient inventories which could have an adverse impact on DSSG's customer relationships

Unpredictable end-user demand, combined with the computer equipment manufacturer trend toward carrying minimal inventory levels, increases the risk that DSSG will manufacture and custom configure too much or too little inventory for particular customers. Significant excess inventory could result in inventory write-downs and losses while inventory shortages could adversely impact DSSG's relationship with its customers, either of which could adversely impact DSSG's operating results.


DSSG does not control licensee pricing or licensee sales of DLTtape media cartridges and as a result DSSG's royalty revenue may decline

DSSG receives a royalty fee based on sales of DLTtape media cartridges by Fuji and Maxell. Under DSSG's license agreements with Fuji and Maxell, each of the licensees determine the pricing and number of units of DLTtape media cartridges sold by it. In addition, other companies may begin to sell DLTtape media cartridges under license agreements. As a result, DSSG's royalty revenue will vary depending upon the level of sales and prices set by Fuji, Maxell and potentially other licensees. In addition, lower licensee pricing could require DSSG to lower its prices on direct sales of DLTtape media cartridges which would adversely impact DSSG's margins for this product.


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
                                  (unaudited)

                                          Three Months Ended            Nine Months Ended
                                     December 26,   December 27,   December 26,   December 27,
                                             1999           1998           1999           1998
                                    -------------  -------------  -------------  -------------
Revenue                                  $889,024      $ 959,086     $2,409,729     $2,680,660
Cost of revenue - on net sales            784,645        881,298      2,254,856      2,489,959
Cost of revenue - special charge                -              -         57,068              -
                                         --------      ---------     ----------     ----------
   Gross profit                           104,379         77,788         97,805        190,701

Operating expenses:
   Research and development                55,012         59,766        179,693        182,774
   Sales and marketing                     25,229         29,427         81,920         85,518
   General and administrative              19,177         13,538         49,254         38,722
   Special charge                               -              -          2,338              -
                                         --------      ---------     ----------     ----------
                                           99,418        102,731        313,205        307,014

   Income (loss) from operations            4,961        (24,943)      (215,400)      (116,313)

Other income (expense):
   Interest income and other, net           6,154          5,683         15,541         12,329
   Interest expense                        (2,357)        (2,238)        (7,127)        (6,712)
   Loss from investee                           -       (100,700)             -       (142,050)
                                         --------      ---------     ----------     ----------
                                            3,797        (97,255)         8,414       (136,433)

Income (loss) before income taxes           8,758       (122,198)      (206,986)      (252,746)
Income tax provision (benefit)              3,608        (46,230)       (85,265)      (101,346)
                                         --------      ---------     ----------     ----------

Net income (loss)                        $  5,150      $ (75,968)    $ (121,721)    $ (151,400)
                                         ========      =========     ==========     ==========

Net income (loss) per share:
   Basic                                    $0.06         $(0.92)        $(1.47)        $(1.91)
   Diluted                                  $0.06         $(0.92)        $(1.47)        $(1.91)

Weighted average common shares:
   Basic                                   82,915         82,910         83,043         79,344
   Diluted                                 86,004         82,910         83,043         79,344

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION
                             HARD DISK DRIVE GROUP
                       CONDENSED COMBINED BALANCE SHEETS
                                 (In thousands)

                                                    December 26,    March 31,
                                                            1999         1999
                                                   -------------   ----------
                                                    (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                          $  452,635   $  499,725
   Marketable securities                                   9,726       24,426
   Accounts receivable, net of allowance
      for doubtful accounts of $20,029 and $9,623        410,308      392,329
   Inventories                                            93,065      147,524
   Deferred taxes                                         60,297       72,107
   Other current assets                                  126,023       96,401
                                                      ----------   ----------
Total current assets                                   1,152,054    1,232,512

Property and equipment, net of accumulated
   depreciation of $208,540 and $236,987                 151,476      198,806
Intangible assets, net                                     2,736        5,199
Other assets                                              32,847       33,436
                                                      ----------   ----------
                                                      $1,339,113   $1,469,953
                                                      ==========   ==========

Liabilities and Group Equity
----------------------------
Current liabilities:
   Accounts payable                                   $  299,328   $  342,344
   Accrued warranty                                       49,217       38,917
   Accrued compensation                                   36,715       51,048
   Income taxes payable                                   30,397       33,411
   Current portion of long-term debt                         366          341
   Other accrued liabilities                              92,696       57,841
                                                      ----------   ----------
Total current liabilities                                508,719      523,902

Deferred taxes                                            40,385       39,985
Long-term debt                                            12,709       18,987
Convertible subordinated debt                             95,833       95,833
Group equity                                             681,467      791,246
                                                      ----------   ----------
                                                      $1,339,113   $1,469,953
                                                      ==========   ==========

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION
                             HARD DISK DRIVE GROUP
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                              Nine Months Ended
                                                       December 26,        December 27,
                                                               1999                1998
                                                      -------------  ------------------
    Cash flows from operating activities:
       Net loss                                           $(121,721)          $(151,400)
       Adjustments to reconcile net loss to net
         cash provided by (used in) operations:
          Special charge                                     33,779                   -
          Loss from investee                                      -             124,809
          Depreciation                                       48,839              49,989
          Amortization                                        2,934               3,510
          Deferred income taxes                                 498               2,480
          Compensation related to stock plans                   763               1,355
       Changes in assets and liabilities:
          Accounts receivable                               (17,979)            168,511
          Inventories                                        54,459              66,462
          Accounts payable                                  (43,016)            (71,873)
          Income taxes payable                               (3,014)            (12,118)
          Accrued warranty                                   10,300               9,050
          Other assets and liabilities                       27,583              23,187
                                                          ---------           ---------
    Net cash provided by (used in) operating activities      (6,575)            213,962
                                                          ---------           ---------

    Cash flows from investing activities:
       Purchases of marketable securities                   (33,367)            (68,360)
       Maturities of marketable securities                   48,067             115,508
       Investment in property and equipment                 (39,343)            (63,478)
       Proceeds from disposition of property
         and equipment                                            -                 139
                                                          ---------           ---------
    Net cash used in investing activities                   (24,643)            (16,191)
                                                          ---------           ---------

    Cash flows from financing activities:
       Proceeds from long-term credit facilities              3,333               8,333
       Principal payments on long-term credit facilities     (9,586)               (231)
       Inter-group proceeds for common stock issued           2,835              15,118
       Purchases of treasury stock                          (19,690)                  -
       Proceeds from issuance of common stock, net            7,236               8,386
                                                          ---------           ---------
    Net cash provided by (used in) financing activities     (15,872)             31,606
                                                          ---------           ---------
    Increase (decrease) in cash and cash equivalents        (47,090)            229,377
    Cash and cash equivalents at beginning of period        499,725             253,240
                                                          ---------           ---------
    Cash and cash equivalents at end of period            $ 452,635           $ 482,617
                                                          =========           =========

    Supplemental disclosure of cash flow information:
       Cash paid during the period for:
          Interest                                        $   4,879           $   4,830
          Income taxes                                    $  19,778           $  20,043

See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION
                             HARD DISK DRIVE GROUP
               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of presentation

The accompanying unaudited condensed combined financial statements of the Hard Disk Drive group ("HDDG"), together with the condensed combined financial statements of the DLT & Storage Systems group ("DSSG") include all of the accounts in the condensed consolidated financial statements of Quantum. The separate group condensed combined financial statements give effect to the accounting policies applicable with the implementation of the tracking stock proposal. The separate HDDG and DSSG financial statements have been prepared on a basis that management believes to be reasonable and appropriate and include
(i) the historical balance sheets, results of operations, and cash flows of businesses that comprise each of the groups, with all significant intragroup transactions and balances eliminated, (ii) in the case of HDDG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with HDDG, including allocated portions of Quantum's debt and selling, general and administrative costs, and (iii) in the case of DSSG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with DSSG, including allocated portions of Quantum's debt and selling, general and administrative costs. Intergroup transactions and balances are not eliminated in the separate financial statements of HDDG or DSSG.

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

2.   Inventories

Inventories consisted of the following:
     (In thousands)
                                          December 26,  March 31,
                                                  1999       1999
                                               -------   --------

   Materials and purchased parts               $ 3,483   $  2,204
   Work in process                               6,453      5,377
   Finished goods                               83,129    139,943
                                               -------   --------
                                               $93,065   $147,524
                                               =======   ========


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

The following table sets forth the computation of basic and diluted net income
(loss) per share:


(In thousands, except per share data)            Three Months Ended                  Nine Months Ended
                                          December 26,        December 27,   December 26,        December 27,
                                              1999                1998           1999                1998
                                          ------------        ------------   ------------        ------------
Numerator:
  Numerator for basic and diluted net
  income (loss) per share - income
  (loss) available to common stockholders      $ 5,150            $(75,968)     $(121,721)          $(151,400)
                                               -------            --------      ---------           ---------
Denominator:
  Denominator for basic net income (loss)
  per share - weighted average shares           82,915              82,910         83,043              79,344

  Effect of dilutive securities:
  Outstanding options                            3,089                   -              -                   -
                                               -------            --------      ---------           ---------
  Denominator for diluted net income
  (loss) per share - adjusted weighted
  average shares                                86,004              82,910         83,043              79,344
                                               -------            --------      ---------           ---------

Basic net income (loss) per share              $  0.06            $  (0.92)     $   (1.47)          $   (1.91)
                                               -------            --------      ---------           ---------

Diluted net income (loss) per share            $  0.06            $  (0.92)     $   (1.47)          $   (1.91)
                                               -------            --------      ---------           ---------

The computation of diluted net income (loss) per share for the three and nine months ended December 26, 1999 and December 27, 1998 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 14,164,881 and 11,270,125 shares of HDDG common stock were outstanding at December 26, 1999 and December 27, 1998, respectively. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the nine months ended December 26, 1999, and the three and nine months ended December 27, 1998, because the effect would have been antidilutive.


4.   Group Equity

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In October 1999, the Board of Directors authorized an increase in Quantum's stock repurchase program to a combined total of up to $600 million. The increased authorization allows Quantum to repurchase its common stocks through the open market or through other mechanisms, including negotiated off market transactions. During the nine months ended December 26, 1999, DSSG repurchased 14 million shares of DSSG common stock and acquired 1.9 million shares of HDDG common stock for $246 million, and HDDG repurchased 3.3 million shares of HDDG common stock for $20 million.


5.   Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that Quantum has infringed. Quantum has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not completed a full study of all the patents asserted by Papst and there can be no assurance that Quantum has not infringed these or other patents owned by Papst. Recently, on Papst's motion, the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with suits brought against Papst by Hewlett-Packard and Minebea Company, Ltd. for the purposes of coordinated discovery under multi-district litigation rules. Quantum does not believe that the transfer will affect the final disposition of this matter in a significant way. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

Quantum is also subject to other legal proceedings and claims that arise in the ordinary course of its business. For example, both Cambrian Consultants and Discovision Associates have brought patents they hold to Quantum's attention. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of Quantum, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to Quantum.


6.   Special Charge

During the second quarter of fiscal year 2000, HDDG recorded a special charge of $59.4 million. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and change in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

The facilities costs noted above include lease payments on facilities to be vacated in and around Milpitas, California and Singapore, the write-off of related leasehold improvements, and other maintenance expenses associated with the vacated facilities. HDDG expects that the affected facilities will be vacated by the end of the second quarter of fiscal year 2001.

In connection with the charge, HDDG currently expects a workforce reduction of approximately 600 employees. In addition, approximately 100 open requisitions and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDDG's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. Approximately 160 of the 600 employees had been terminated as of December 26, 1999. HDDG anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2001.

During the quarter ended December 26, 1999, HDDG revised its estimate of costs required to implement the restructuring plan. HDDG currently estimates that severance and benefits and other costs, which include the disposition of additional capital assets, will be more than previously estimated as a result of the planned changes in the customer service strategy. HDDG also estimates that costs associated with vacating leased facilities will be less than previously estimated as a result of vacating a major facility earlier than previously expected. Accordingly, HDDG has reallocated amounts between these categories.

As of December 26, 1999, HDDG had incurred $5 million in cash expenditures associated with employee severance and benefits, facilities and other costs. HDDG expects to incur additional cash expenditures associated with the plan of approximately $20 million.

The following table summarizes activity related to the special charge at December 26, 1999:

(In thousands)
                                      Severance
                                         And     Facilities                Other
                                      Benefits     Costs     Inventory     Costs      Total
                                    -----------  ----------  ---------     -----      -----
Special charge provision                $ 7,833    $ 26,359  $ 13,214   $ 12,000   $ 59,406
Cash payments                            (2,923)       (944)        -     (1,495)    (5,362)
Non-cash charges                              -      (9,532)  (13,214)    (9,742)   (32,488)
Adjustments                               1,070      (7,159)        -      6,089          -
                                        -------    --------   -------   --------   --------
Balance at December 26, 1999            $ 5,980    $  8,724   $     -   $  6,852   $ 21,556
                                        =======    =========  =======   ========   ========

7.   Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in group equity on the condensed combined balance sheets of the Hard Disk Drive group consists of unrealized gains on available for sale investments and foreign currency translation adjustments. Total comprehensive income (loss), net of tax, for the three and nine months ended December 26, 1999 and December 27, 1998, is presented in the following table:

(In thousands)
                                        Three Months Ended          Nine Months Ended
                                   December 26,  December 27,   December 26,   December 27,
                                       1999          1998           1999           1998
                                   ------------  ------------   ------------   ------------
Net income (loss)                       $ 5,150      $(75,968)     $(121,721)     $(151,400)
Other comprehensive income -
   Change in unrealized gain on
     investments, net                    17,568             -         17,568              -
   Foreign currency translation
      adjustments                          (176)        2,055            597          2,238
                                        -------      --------      ---------      ---------

Comprehensive income (loss)             $22,542      $(73,913)     $(103,556)     $(149,162)
                                        =======      ========      =========      =========

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

Results for HDDG's business units for the three and nine months ended December 26, 1999 and December 27, 1998 are presented in the following table:

(In millions)                                   Three Months Ended                    Nine Months Ended
                                           December 26,      December 27,         December 26,     December 27,
                                              1999              1998                 1999             1998
                                           ------------      ------------         ------------     ------------
Business unit:
  Desktop
    Revenue                                       $ 754             $ 830               $2,052           $2,294
    Unit operating income (loss)                     13                (6)                (182)             (54)
  High-end
    Revenue                                         135               129                  357              386
    Unit operating loss                              (8)              (19)                 (33)             (62)

  Recording heads
    Loss from investee                                -              (101)                   -             (142)



(In millions)                                   Three Months Ended                    Nine Months Ended
                                           December 26,      December 27,         December 26,     December 27,
                                              1999              1998                 1999             1998
                                           ------------      ------------         ------------     ------------
Loss reconciliation:
Total unit operating income (loss)                $   5             $ (25)              $ (215)          $ (116)
Loss from investee                                    -              (101)                   -             (142)

Unallocated amounts:
Interest and other income/(expense)                   4                 3                    8                5
                                                  -----              -----               ------          ------
  Income (loss) before income taxes               $   9             $(122)              $ (207)          $ (253)
                                                  =====              =====               ======          ======

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


Business Overview

The Hard Disk Drive group ("HDDG") designs, develops and markets a diversified product portfolio of hard disk drives featuring leading-edge technology. HDDG's hard disk drives are designed for the desktop market and the high-end market which requires faster and higher capacity disk drives--as well as the emerging market for hard disk drives specially designed for consumer electronics applications such as new TV recording devices. HDDG has been the leading volume supplier of hard disk drives for the desktop market for each of the past seven years. According to Dataquest, HDDG's market share in the desktop market has grown from 3% in 1990 to an industry leading 22% in 1999.

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

HDDG also designs hard disk drives for the developing consumer electronics market. These hard disk drives utilize Quantum QuickView--HDDG's hard disk drive technology designed for consumer electronics. The use of hard disk drive technology makes it possible to simultaneously record and playback video content and to rapidly and inexpensively access large amounts of video content-- capabilities that are not as well suited to competing technologies such as video tape and digital video disk.

Products

Desktop products. HDDG offers two families of desktop hard disk drives--the Quantum Fireball/TM/ and Quantum Fireball Plus. The Quantum Fireball family offers 3.5-inch hard disk drives for consumer and commercial PCs, as well as entry-level workstations and network servers. Fireball Plus offers superior performance for power users. HDDG offers the Shock Protection System/TM/, Shock Protection System II and Data Protection System/TM/ with its desktop products. These features substantially reduce failure rates and provide increased reliability and performance. Shock Protection System II provides enhanced protection against both operating and non-operating shock. Along with providing enhanced protection against shock during handling and integration, Shock Protection System II guards against kicks and jolts while the PC is running to reduce field failures. HDDG has also incorporated feature enhancements of the Quiet Drive Technology into recently introduced Quantum desktop drives. This technology has been pioneered through a combination of proprietary design innovations and unique drive features that enable Quantum to develop drives that emit dramatically reduced levels of noise. It was first introduced over a year ago in QuickView drives targeted for the noise-sensitive consumer electronics market and has continued to be refined with technology and feature enhancements.

High-end products. HDDG also offers a broad line of high-end 3.5-inch hard disk drives--the Quantum Atlas and Quantum Atlas 10K families. The Quantum Atlas family offers high-capacity hard disk drives for high performance storage-intensive applications such as enterprise servers and storage subsystems. HDDG also offers the Shock Protection System and Data Protection System with its high-end products.

The table below sets forth key performance characteristics for HDDG's current products:

                             Capacity       Product        Rotational
                             per Disk       Capacity         Speed
Products                       (GB)           (GB)           (RPM)                      Platform
--------                     --------       --------       ----------                   --------
Fireball CX                       6.8    6.4 to 20.4            5,400      Desktop PCs--Value, with Ultra ATA/66 interface, Shock
                                                                           Protection System and Data Protection System

Fireball lct 08                   8.7    4.3 to 26.0            5,400      Desktop PCs--Value, with Ultra ATA/66 interface, Shock
                                                                           Protection System II and Data Protection System

Fireball lct 10                  10.3    5.0 to 30.0            5,400      Desktop PCs--Value, with Ultra ATA/66 interface, Shock
                                                                           Protection System II and Data Protection System

Fireball Plus KX                  6.8    6.8 to 27.3            7,200      Desktop PCs--Performance, with Ultra ATA/66 interface,
                                                                           Shock Protection System and Data Protection System

Fireball Plus LM                 10.3   10.2 to 30.0            7,200      Desktop PCs--Performance, with Ultra ATA/66 interface,
                                                                           Shock Protection System and Data Protection System

Atlas IV                          4.5    9.1 to 36.4            7,200      Servers, Workstations and Storage Subsystems, with
                                                                           Ultra 160/m SCSI interface, Shock Protection System

Atlas V                           9.1    9.1 to 36.7            7,200      Servers, Workstations and Storage Subsystems, with
                                                                           Ultra 160/m SCSI interface, Shock Protection System
                                                                           II and Data Protection System

Atlas 10K                         3.0    9.1 to 36.4           10,000      Enterprise Servers and Storage Subsystems, with Ultra
                                                                           160/m SCSI interface or Fibre Channel optional
                                                                           interface, 3-inch media, Shock Protection System

Atlas 10K II                      4.5    9.2 to 73.4           10,000      Enterprise Servers and Storage Subsystems, with Ultra
                                                                           160/m SCSI interface or Fibre Channel optional interface,
                                                                           3-inch Media, Shock Protection System II and Data
                                                                           Protection System

Results of Operations

Revenue. Revenue in the three and nine months ended December 26, 1999 was $889 million and $2.410 billion, respectively, compared to $959 million and $2.681 billion, respectively, for the corresponding periods in fiscal year 1999. The decrease in revenue reflected lower revenue from sales of desktop hard disk drives.

    . Desktop hard disk drive revenue in the three and nine months ended December 26, 1999 was $754 million and $2.052 billion, respectively, compared to $830 million and $2.294 billion, respectively, for the corresponding periods in fiscal year 1999. While shipments of desktop hard disk drives increased in the three and nine month periods, lower average unit prices resulted in reduced desktop hard disk drive revenue. Desktop shipments reached a record high in the third quarter of fiscal year 2000 reflecting increased demand, particularly from computer equipment manufacturers, and a strong desktop PC market. The strong market conditions resulted in some easing of the intense competitive pricing pressures of prior quarters.

    . High-end hard disk drive revenue for the three and nine months ended December 26, 1999 was $135 million and $357 million, respectively, compared to $129 million and $386 million, respectively, for the corresponding periods in fiscal year 1999. Shipments of high-end hard disk drives increased in the three and nine month periods, reaching a record high in the third quarter of fiscal year 2000 as HDDG completed a transition to new high-end products. However, continued pricing pressures in the high-end market resulted in lower average unit prices, limiting the revenue increase in the three month comparative period and resulting in reduced revenue in the nine month comparative period.

Sales to the top five customers in the three and nine months ended December 26, 1999 represented 51% and 50% of revenue, respectively, compared to 45% and 48% of revenue, respectively, for the corresponding periods in fiscal year 1999. These amounts reflected a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998 as well as a retroactive combination of sales to Ingram Micro and Electronic Resources as a result of the completion of their merger in July 1999. Sales to Hewlett-Packard were 12% of revenue in the three and nine months ended December 26, 1999 compared to 11% and 14% of revenue, respectively, for the corresponding periods in fiscal year 1999. Sales to Dell Computer were 12% of revenue in the three months ended December 26, 1999 and were less than 10% of revenue in the nine months ended December 26, 1999 and the corresponding periods in fiscal year 1999. Sales to Ingram Micro were 12% and 13% of revenue in the three and nine months ended December 26, 1999, respectively, and were less than 10% of revenue for the corresponding periods in fiscal year 1999, including sales to Electronic Resources.

Sales to computer equipment manufacturers and distribution channel customers were 66% and 34% of revenue in the three months ended December 26, 1999, respectively, compared to 60% and 40% of revenue in the three months ended December 27, 1998. For the nine months ended December 26, 1999, computer equipment manufacturers and distribution channel sales were 60% and 40% of revenue, compared to 61% and 39% for the corresponding period of fiscal year 1999.


Gross Margin Rate. The gross margin rate in the three months ended December 26, 1999 increased to 11.7% from 8.1% in the three months ended December 27, 1998. The gross margin rate for the first nine months of fiscal year 2000 was 4.1%, compared to 7.1% in the corresponding period in fiscal year 1999. The gross margin rate in the nine-month period of fiscal year 2000 reflected the impact of a $57.1 million special charge as discussed below. The gross margin rate excluding the impact of the charge was 6.4% in the nine-month period ended December 26, 1999.

    . The desktop gross margin rate for the three and nine months ended December 26, 1999 was 10.5% and 1.5%, respectively, compared to 7.6% and 6.6% for the corresponding periods in fiscal year 1999. Excluding the desktop portion of the special charge of $51.4 million, the gross margin rate was 4.0% for the nine-month period ended December 26, 1999. The increase in the gross margin rate for the three-month period ended December 26, 1999 reflected the transition to new lower cost, higher margin products, cost reductions associated with the special charge, and the strong desktop PC market. Excluding the impact of the special charge, the decrease in the gross margin rate for the nine-month period ended December 26, 1999 reflected the intense competitive pricing pressures in the desktop market, particularly in the first two quarters of fiscal year 2000.

    . The high-end gross margin rate for the three and nine months ended December 26, 1999 was 18.8% and 18.6%, respectively, compared to 11.7% and 10.4% for the corresponding periods in fiscal year 1999. Excluding the high-end portion of the special charge of $5.7 million, the gross margin rate was 20.2% in the nine-month period ended December 26, 1999. The increase in gross margins reflected the transition to new, higher margin products.

Research and Development Expenses. Research and development expenses in the three and nine months ended December 26, 1999, were $55 million, or 6.2% of revenue, and $180 million, or 7.5% of revenue, respectively, compared to $60 million, or 6.2% of revenue, and $183 million, or 6.8% of revenue, respectively, in the corresponding periods in fiscal year 1999. The decrease in research and development expenses reflected expense reductions resulting from modifications to the hard disk drive business associated with the special charge taken in the second quarter of fiscal year 2000.


Sales and Marketing Expenses. Sales and marketing expenses in the three and nine months ended December 26, 1999, were $25 million, or 2.8% of revenue, and $82 million, or 3.4% of revenue, respectively, compared to $29 million, or 3.1% of revenue, and $86 million, or 3.2% of revenue, respectively, in the corresponding periods of fiscal year 1999. The decrease in sales and marketing expenses reflected reduced advertising costs and lower commissions as the result of the reduced level of revenue.


General and Administrative Expenses. General and administrative expenses in the three and nine months ended December 26, 1999, were $19 million, or 2.2% of revenue, and $49 million, or 2.0% of revenue, respectively, compared to $14 million, or 1.4% of revenue, and $39 million, or 1.4% of revenue, respectively, in the corresponding periods of fiscal year 1999. The increase in general and administrative expenses reflected an increase in the provision for bad debt due to the bankruptcy of a distributor in the third quarter of fiscal year 2000 and implementation of a new quality program at the beginning of fiscal year 2000.


Special Charge. During the second quarter of fiscal year 2000, HDDG recorded a special charge of $59.4 million, of which $57.1 million is included in cost of sales and $2.3 million is included in operating expenses. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business's operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs. Upon full implementation of the plan, HDDG expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and change in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

During the quarter ended December 26, 1999, HDDG revised its estimate of costs required to implement the restructuring plan. HDDG currently estimates that severance and benefits and other costs, which include the disposition of additional capital assets, will be more than previously estimated as a result of the planned changes in the customer service strategy. HDDG also estimates that costs associated with vacating leased facilities will be less than previously estimated as a result of vacating a major facility earlier than previously expected. Accordingly, HDDG has reallocated amounts between these categories.


Interest and Other Income/Expense. Net interest and other income and expense in the three and nine months ended December 26, 1999 was $3.8 million and $8.4 million income, respectively, compared to $3.4 million and $5.6 million income, respectively, in the corresponding periods of fiscal year 1999. The increase in income for the three month period reflected foreign exchange gains while the increase for the nine month period reflected higher interest income.


Loss from Investee. The loss from investee reflected HDDG's 49% equity share in the operating losses of its recording heads joint venture with Matsushita-Kotobuki, which was dissolved in the third quarter of fiscal year 1999. HDDG's share of the loss in the joint venture for the three and nine months ended December 27, 1998 was $100.7 million and $142.1 million, respectively.


Income Taxes. HDDG recorded a tax provision of $3.6 million and a tax benefit of $85.3 million for the three and nine months ended December 26, 1999, for an effective tax rate of 41%, as compared to effective rates of 38% and 40% for the corresponding periods in fiscal year 1999. The increased benefit for the nine month period is primarily attributable to increased state tax benefits.


Liquidity and Capital Resources

Operating Activities. HDDG used cash of $7 million in operating activities in the nine months ended December 26, 1999. HDDG generated cash from operations of $214 million in the nine months ended December 27, 1998. The use of cash primarily reflected reduced collections of accounts receivable compared to the prior year period, as a result of the reduced level of revenue in the nine month period of fiscal year 2000, and a reduction in accounts payable.

Investing Activities.   Investments in the nine months ended December 26, 1999
were $25 million, which consisted primarily of investments in property and equipment. Investments in the nine months ended December 27, 1998 totaled $16 million.

Financing Activities.   At December 26, 1999, and March 31, 1999, Quantum's debt
allocated to HDDG was $109 million and $115 million, respectively. Debt allocated to HDDG bears interest at a rate equal to the weighted average interest rate of Quantum's total debt, calculated on a quarterly basis. At December 26, 1999, Quantum had total debt of $327 million with an average interest rate of 8.5%. As discussed below, in the nine months ended December 26, 1999, HDDG used cash to purchase $20 million of treasury stock.

In May 1999, the Board of Directors authorized Quantum to repurchase a combined total of up to $200 million of Quantum's common stocks through the open market from time to time. In October 1999, the Board of Directors authorized an increase in Quantum's stock repurchase program to a combined total of up to $600 million. The increased authorization allows Quantum to repurchase it's common stocks through the open market or through other mechanisms, including negotiated off market transactions. During the nine months ended December 26, 1999, DSSG repurchased 14 million shares of DSSG common stock and acquired 1.9 million shares of HDDG common stock for $246 million, and HDDG repurchased 3.3 million shares of HDDG common stock for $20 million.

In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with Quantum's $500 million revolving credit line, expiring in June 2000. As amended, at the option of ATL, borrowings under the revolving credit line bear interest at either London interbank offered rate plus a margin determined by Quantum's total funded debt ratio, or at a base rate, with option periods of two weeks to six months. At December 26, 1999, there was no outstanding balance drawn on this line.

In June 1997, Quantum entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At Quantum's option, borrowings under the revolving credit line bear interest at either London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At December 26, 1999, there was no outstanding balance drawn on this line.

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

In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available on terms favorable to Quantum if at all.

In fiscal year 1999, Quantum entered into a strategic alliance with TiVo, Inc., to supply hard disk drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. As part of the agreement, Quantum received warrants to purchase approximately 875,000 shares of TiVo common stock. On September 30, 1999, subsequent to the end of Quantum's fiscal second quarter, Quantum exercised its warrants immediately prior to TiVo's initial public offering. Quantum is not allowed to sell TiVo common stock for a six month period following the initial public offering and is accounting for its investment as an available for sale security. As there are currently restrictions upon the sale of this security, Quantum's Hard Disk Drive group has classified its investment as part of other current assets. The fair market value of this investment at December 26, 1999, was approximately $29 million.


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


Growth of the lower priced PC markets is putting downward pressure on HDDG's desktop hard disk drive prices and margins

The growth of the lower priced PC market has led to a shift toward lower priced desktop hard disk drives, and to significantly reduced gross margins. HDDG expects the trend toward lower prices on hard disk drives to continue. If HDDG is unable to lower the cost of its desktop hard disk drives accordingly, gross margins will continue to decrease.


Intense competition in the desktop and high-end hard disk drive market could adversely impact HDDG's operating results

In the desktop hard disk drive market, HDDG's primary competitors are Fujitsu Limited, IBM, Maxtor Corporation, Samsung Electronics Co., Ltd., Seagate and Western Digital Corporation. The desktop hard disk drive market is characterized by more competitiveness than that seen in the computer industry in general. HDDG's operating results and competitive position could be negatively impacted by the introduction of competitive products with higher performance, higher reliability and/or lower cost than HDDG's products. For example, in the first half of fiscal year 2000, certain competitors reduced prices for their products significantly. As a result, HDDG's operating results were materially adversely impacted.

In the high-end hard disk drive market, HDDG's primary competitors are Fujitsu, Hitachi, IBM, Seagate and Western Digital. Currently, Seagate and IBM have the largest market share for high-end hard disk drives. Intense technology and pricing competition has led to losses on HDDG's high-end hard disk drive products over the past 11 quarters.


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

   . Capital Commitment.  HDDG's future growth will require that Matsushita-
     Kotobuki continue to devote substantial financial resources to property, plant and equipment to support the manufacture of HDDG's products.

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


Third party infringement claims could result in substantial liability and significant costs

From time to time, third parties allege HDDG's infringement of and need for a license under their patented or other proprietary technology. For example, in August 1998 Quantum was named as one of several defendants in a patent infringement lawsuit. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents, which it asserts that HDDG has infringed. Recently, both Cambrian Consultants and Discovision Associates have brought patents to Quantum's attention. Adverse resolution of the Papst litigation or any other third party infringement claim could subject HDDG to substantial liabilities and require it to refrain from manufacturing and selling certain products. HDDG cannot assure you that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained on commercially reasonable terms, or at all. In addition, the costs of litigation could be substantial, regardless of the outcome.


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


                                    QUANTUM CORPORATION
                                        (Registrant)



Date:  February 9, 2000            By: /s/ Richard L. Clemmer
                                       ----------------------
                                       Richard L. Clemmer
                                       Executive Vice President, Finance
                                         and Chief Financial Officer

                              QUANTUM CORPORATION
                               INDEX TO EXHIBITS

Exhibit
Number       Exhibit

10.1         FOURTH AMENDMENT TO CREDIT AGREEMENT, dated November 8, 1999, among
             Quantum Corporation, certain financial institutions (collectively, the "Banks"), Canadian Imperial Bank of Commerce as administrative agent for the Banks, ABN AMRO Bank, N.V., and CIBC Inc., as co-arrangers for the Banks, ABN, as syndication agent for the Banks, Bank of America N.A., as documentation agent for the Banks, and BankBoston , N.A., The Bank of Nova Scotia, Fleet National Bank and
             The Industrial Bank of Japan, Limited, as co-agents for the Banks.
27.1         Financial Data Schedule


Footnotes to
Exhibits          Footnote
None