Form 10-K
period 2000-03-31
QUANTUM CORP /DE/
filed 2000-06-28
CIK 709283

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------
                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended March 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from  to

                        Commission file number 0-12390

                               ---------------

                              QUANTUM CORPORATION
            (Exact name of Registrant as specified in its charter)

            Delaware                                94-2665054
 (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
 Incorporation or Organization)
  500 McCarthy Blvd., Milpitas,                       95035
           California
 (Address of Principal Executive                    (Zip Code)
            Offices)

      Registrant's telephone number, including area code: (408) 894-4000

                               ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
                 Title of each class                     on which registered
                 -------------------                    ---------------------
QUANTUM CORPORATION--DLT & STORAGE SYSTEMS GROUP
 COMMON STOCK......................................... NEW YORK STOCK EXCHANGE
QUANTUM CORPORATION--HARD DISK DRIVE GROUP COMMON
 STOCK................................................ NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES B JUNIOR PARTICIPATING
 PREFERRED STOCK...................................... NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES C JUNIOR PARTICIPATING
 PREFERRED STOCK...................................... NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

7% CONVERTIBLE SUBORDINATED NOTES DUE 2004

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 28, 2000 was $1,382,985,380. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

   As of the close of business on May 28, 2000, the registrant had 150,467,252 shares of DLT & Storage Systems group common stock outstanding and 82,602,426 shares of Hard Disk Drive group common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report. Form 8-K of Quantum Corporation dated March 26, 1999, is incorporated by reference into Part II, Item 8 of this Form 10-K Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth under Trends and Uncertainties in Annex II and Annex III of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Business Description

   Founded in 1980, Quantum Corporation ("Quantum" or "the Company") is a diversified data storage company. Quantum operates its business through two separate business groups: the DLT & Storage Systems group ("DSSG") and the Hard Disk Drive group ("HDDG"). On July 23, 1999, Quantum's stockholders approved a tracking stock proposal creating two new classes of Quantum common stock, DSSG common stock and HDDG common stock, intended to track separately the performance of the DLT & Storage Systems group and the Hard Disk Drive group. On August 3, 1999, each authorized share of Quantum common stock was exchanged for one share of DSSG common stock and one-half share of HDDG common stock. A description of each of the businesses follows.

                  BUSINESS OF THE DLT & STORAGE SYSTEMS GROUP

   The DLT & Storage Systems group designs, develops, manufactures, licenses and markets DLTtape(TM) drives, DLTtape media cartridges and storage systems. DSSG's storage systems consist of DLTtape libraries, solid state storage systems, network attached storage appliances and service.

   DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is DSSG's half-inch tape technology that is the de facto industry standard for data back-up in the mid-range network server market.

   According to International Data Corporation, DSSG was the worldwide revenue leader for tape drives used for data storage and back-up in calendar year 1999. DLTtape drives accounted for 30% of total tape drive market revenue in calendar year 1999, up from 24% in calendar year 1998 and 2% in calendar year 1994. The DLT & Storage Systems group is also a leader in the tape library market for mid-range network servers. DLTtape library products represented an estimated 46% of total tape automation revenue in calendar year 1999, up from 38% in calendar year 1998 and 29% in calendar year 1997.

   DSSG's tape libraries serve the entire tape library data storage market from desktop computers to enterprise class computers. With the acquisition of Meridian Data, Inc. ("Meridian") in September 1999, DSSG formed the Snap division, which has become a leader in the rapidly emerging market for network attached storage appliances with products which incorporate hard disk drives and an operating system designed to meet the requirements of entry and workgroup level computing environments, where multiple computer users access shared data files over a local area network.

   DLTtape drives store data on DLTtape media cartridges. Historical use of DLTtape drives has shown that drives use many media cartridges per year. Growth in the installed base of DLTtape drives is expected to result in increasing demand for DLTtape media cartridges. DSSG's DLTtape media cartridges are manufactured and sold by licensed third party manufacturers.

   The installed base of DLTtape drives resulted in shipments of approximately 16 million DLTtape media cartridges in fiscal year 2000. The installed base of DLTtape drives includes the more than 1.4 million DLTtape drives that have been shipped to date. DSSG expects the installed base to increase from DLTtape drive shipments in fiscal year 2001 and to generate increased DLTtape media cartridge sales. These expectations are forward-looking statements and actual results may be affected by the factors discussed in "--Trends and Uncertainties Relating to the DLT & Storage Systems Group," in Annex II of this report.

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

   In the fourth quarter of fiscal year 2000, Quantum announced the formation of Quantum Technology Ventures ("QTV"), an investment arm for Quantum. QTV will be used to explore, develop and invest in new storage technologies, storage businesses and applications for storage. QTV will be managed as a wholly-owned subsidiary of Quantum Corporation with the results of its operations shared 50/50 between DSSG and HDDG. Quantum has committed $100 million of funding to QTV over the next two years.

Products

   The DLT & Storage Systems group's products include:

   DLT:

  . Super DLTtape(TM) drives. DSSG recently introduced a new family of tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs. For workgroup and departmental servers, the Super DLTtape drive will deliver a native capacity of 80 gigabytes ("GB") (160GB compressed) and a sustained transfer rate of 8 megabytes ("MB") per second (16MB compressed). The mid-range market including large corporate departments and mid-size automated libraries will see a drive with a native capacity of 110GB (220GB compressed) and a sustained transfer rate of 11MB per second (22MB compressed). In response to high performance enterprise needs, DSSG will also offer a Super DLTtape drive with a sustained transfer rate of greater than 16MB per second (32MB compressed). Super DLTtape drives are expected to begin volume shipment in the second half of calendar year 2000.

  . DLTtape drives. DSSG currently offers three tape drive products--the DLT8000, the DLT7000 and the DLT4000. The DLT8000 provides a combination of 40GB of native capacity (80GB compressed) and a sustained data transfer rate of 6MB per second (12MB compressed). The DLT7000 provides a combination of 35GB of native capacity (70GB compressed) and a sustained data transfer rate of 5MB per second (10MB compressed). The DLT4000 provides a combination of 20GB of native capacity (40GB compressed) and a sustained data transfer rate of 1.5MB per second (3MB compressed).

  . DLTtape media cartridges. The DLTtape family of half-inch tape media cartridges is designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed). DSSG's half-inch tape cartridges take advantage of shorter wavelength recording schemes to ensure read compatibility with future generations of DLTtape drives. The tape itself features a special high-grade metal particle formula that reduces tape and head wear. The result is tape that delivers a proven one million passes with a negligible impact on soft error rates and a 30-year archival life.

   Storage Systems:

  . Tape libraries. DSSG offers a broad line of automated DLTtape libraries that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. DSSG's tape libraries range from its tape autoloaders which accommodate a single DLTtape drive and up to 280GB of storage capacity to the P6000 series library which features Prism Library Architecture(TM) and can be configured in multiple units to scale up to 22.8 terabytes of storage capacity. In addition, DSSG offers WebAdmin(TM), the industry's first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease.

  . Solid state storage systems. DSSG offers two families of solid state storage systems--the Rushmore(TM) Ultra series and the Rushmore eSystem Accelerators. The Rushmore Ultra Solid State Disks are available in capacities ranging from 268MB to 3.2GB and have data access times of less than 50 microseconds, 100 to 200 times faster than magnetic hard disk drives. Solid state storage systems store data on memory chips which enable significantly faster data access times than magnetic disks used in standard hard disk drives. DSSG recently introduced the next generation solid state storage product, Rushmore eSystem Accelerator, a comprehensive set of hardware, tools, services and consulting bundled into one inclusive package. With breakthrough semiconductor and controller technology, the Rushmore eSystem Accelerator dramatically increases system performance in e-commerce infrastructures. With capacities ranging from 536MB to 3.2GB, the Rushmore eSystem Accelerator delivers data access times of less than 25 microseconds, more than 18,000 accesses to information per second for time-critical applications.

  . Network attached storage systems. DSSG's Snap! Server(TM) family of network attached storage appliances offers options ranging from 10GB to 120GB of network storage. These products incorporate hard disk drives and an operating system, provide the ease of plug-and-play features and can be directly attached to workgroup-level networks, providing instant additional network storage capacity. No special configurations are needed for ordinary use and advanced configuration options enable added value features.

  . LANvault(TM) tape backup appliance. LANvault is a backup appliance with a DLTtape library, a central management console and a customer service Web portal. This product is intended to meet the requirements for remote site backup and is designed as a work group backup solution appliance preloaded with industry-standard backup software for ease of installation and use.

Customers

   DSSG's DLTtape drives have achieved broad market acceptance in the mid-range network server market with leading computer equipment manufacturers such as Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company, IBM, StorageTek and Sun Microsystems, Inc. Customers for DSSG's tape libraries include Compaq, EMC Corporation, Hewlett-Packard, IBM and Sun Microsystems. DSSG operates the tape library portion of its business through its wholly-owned ATL subsidiary.

   Because the leading computer equipment manufacturers have a dominant market share for the computer systems into which DSSG's products are incorporated, DSSG's sales are concentrated with several key customers. Sales to DSSG's top five customers in fiscal year 2000 represented 47% of revenue, compared to 53% of revenue in fiscal year 1999. These amounts reflected a retroactive combination of the sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Compaq were 20% of revenue in fiscal year 2000, compared to 25% of revenue in fiscal year 1999, including sales to Digital Equipment. Sales to Hewlett-Packard were 13% of revenue in both fiscal years 2000 and 1999.

Sales and Marketing

   DSSG markets its products directly to manufacturers of computer systems and workstations and to distributors, resellers and systems integrators through its worldwide sales force. DSSG also sells DLTtape drives, media cartridges and network attached storage appliances through the www.quantum.com website, targeted primarily at small and medium sized businesses and independent end users.

   DSSG supports international sales and operations by maintaining a European headquarters in Neuchatel, Switzerland; a Japanese headquarters in Tokyo; an Asia Pacific headquarters in Singapore and additional sales offices throughout the world. DSSG's international sales, including sales to foreign subsidiaries of United States companies, were 35% of DSSG's total revenue in fiscal year 2000, and 22% and 29% of total revenue in fiscal years 1998 and 1999, respectively.

Strategic Licensing Partners

   Fuji Photo Film Co., Ltd. and Hitachi Maxell, Ltd. have historically been the primary manufacturers of DLTtape media cartridges for DSSG. DSSG's license agreements with Fuji and Maxell allow those companies to independently sell DLTtape media cartridges for which DSSG receives royalties. DSSG believes these strategic license agreements can expand the market for DLTtape technology and provide customers with multiple sources for DLTtape media cartridges.

   In fiscal year 1999, DSSG entered into a manufacturing license and marketing agreement with Tandberg Data ASA, a European-based data storage company, through which Tandberg has become an independent manufacturer of DLTtape drives, and can manufacture products currently under development such as those based on Super DLTtape technology. Under the terms of the agreement, DSSG receives royalties on all DLTtape drives that Tandberg manufactures and sells. Tandberg also markets a full spectrum of DLTtape drives, DLTtape media cartridges and tape libraries.

   In fiscal year 2000, DSSG entered into a manufacturing license agreement with Benchmark Tape Systems Corporation, a company dedicated to the development of tape backup and archive systems, through which Benchmark can manufacture and sell certain versions of DLTtape drives based on Quantum technology.

Manufacturing

   DSSG manufactures DLTtape drives, autoloaders, network attached storage appliances and solid state storage systems in its Colorado Springs, Colorado facility. Network attached storage appliances are also manufactured by two third parties. As a result of DSSG's strategy to reduce manufacturing costs, DSSG has begun the process of moving high volume DLTtape drive production from its Colorado facility to Quantum's facility in Penang, Malaysia. DSSG expects to continue to manufacture the DLT4000 tape drive in its Colorado facility as well as the recently introduced Super DLTtape drives and other new products. DSSG manufactures tape libraries in its Irvine, California facility. DSSG also has a logistics site in Dundalk, Ireland. All of DSSG's DLTtape media cartridges are manufactured by third parties--Fuji and Maxell.

Research and Development

   DSSG invested approximately $63 million, $99 million and $123 million in research and development in fiscal years 1998, 1999 and 2000, respectively. DSSG is focusing its research and development efforts on the development of new DLTtape drives, autoloaders and libraries, solid state storage systems, network attached storage appliances and software storage architectures. In particular, DSSG is currently developing a family of tape drives based on Super DLTtape technology. DSSG maintains research and development facilities in Shrewsbury, Massachusetts; Boulder, Colorado; Irvine, California; and San Jose, California.

Competition

   In the mid-range network server market for tape drives, DSSG competes primarily with Exabyte Corporation, Hewlett-Packard, Sony Corporation and StorageTek. In particular, Hewlett-Packard, IBM and Seagate Technology, Inc. have formed a consortium to develop new tape drive products using linear tape open technology. Such products will target the high-capacity data storage market and are expected to compete with products based on Super DLTtape technology. Key competitive factors in the tape storage market include capacity, reliability, durability, scalability, compatibility and cost.

   ADIC, Breece Hill Technologies, Inc., Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek also offer tape libraries incorporating DLTtape technology. If DLTtape continues to maintain broad market acceptance in the mid-range network server market, DSSG believes many of these companies will continue to improve the functionality and performance of their tape libraries designed for DLTtape technology. DSSG also expects increased competition from large integrated computer equipment companies, many of whom have historically incorporated their own tape storage products into their computer systems, and are broadening their focus on the enterprise-wide computing market.

   In the market for network attached storage appliances, DSSG competes with Hewlett Packard, Intel Corporation, Maxtor Corporation and Nortel Networks Corporation. Large traditional suppliers of general purpose computer servers also offer specialized server storage solutions. Any one of these companies, or any other company, could introduce network attached storage appliances or another similar storage solution targeted at workgroup-level applications that could result in increased competition with DSSG's network attached storage appliances.

Warranty and Service

   DSSG generally warrants its products against defects for a period of one to three years from the date of sale. DSSG generally provides warranty service on DLTtape drives on a return-to-factory basis. DSSG's tape libraries generally have a warranty period of one year, with service agreements available to customers for additional years of warranty service. DSSG maintains in-house product repair facilities in Colorado Springs, Colorado, and Dundalk, Ireland to support warranty and service obligations for tape drives, libraries and solid state storage systems. DSSG also performs tape library warranty service in its facility in Irvine, California. In addition, third party service providers throughout the world perform tape library service.

Backlog

   DSSG manufactures its products based upon forecasts of customer demand. Orders are generally placed by customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, DSSG does not believe "orders" constitute a firm "backlog" and believes customer orders are not a meaningful indicator of revenues nor material to an understanding of its business.

Employees

   At March 31, 2000, DSSG had approximately 2,300 regular employees. In addition, approximately 800 Quantum employees perform services for both DSSG and HDDG. In the advanced electronics industry, competition for highly skilled employees is intense. DSSG believes that a great part of its future success will depend on DSSG's ability to attract and retain highly skilled employees. None of DSSG's employees are represented by a union, and DSSG has experienced no work stoppages. DSSG believes that its employee relations are favorable.

Technology

   Both DSSG and HDDG have access to all of Quantum's technology and know-how, excluding products and services of the other group, that may be useful in that group's business. DSSG and HDDG consult each other on a regular basis concerning technology issues that affect both groups.

   Quantum has been granted and/or owns by assignment 464 United States patents. In general, these patents have 17-year terms from the date of issuance. Quantum also has certain foreign patents and applications relative to certain of the products and technologies. Although DSSG believes that its patents and applications have significant value, the rapidly changing computer industry technology makes DSSG's future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent protection.

   Several companies and individuals have approached DSSG concerning the need for a license under patented technology that DSSG assertedly used, or is assertedly using, in the manufacture and sale of one or more of its products. DSSG conducts ongoing investigations into these assertions and presently believes that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, DSSG cannot assure you that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms or at all.

   Quantum has signed cross-licensing agreements with Fujitsu, Hewlett-Packard, IBM, Seagate, Western Digital and others. These agreements enable DSSG to use certain patents owned by these companies and enable these companies to use certain patents owned by Quantum.

                     BUSINESS OF THE HARD DISK DRIVE GROUP

   The Hard Disk Drive group designs, develops and markets a diversified product portfolio of hard disk drives featuring leading-edge technology. HDDG's hard disk drives are designed for the desktop market which requires economy and reliability and the high-end market which requires faster and higher capacity disk drives--as well as the emerging market for hard disk drives specially designed for consumer electronics devices such as personal video recorders, personal audio recorders, cable and set-top boxes, Internet appliances and digital video editing. HDDG has been the leading volume supplier of hard disk drives for the desktop market for each of the past seven years. According to Dataquest, HDDG's market share in the desktop market has grown from 3% in calendar year 1990 to an industry leading 22% in calendar year 1999.

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

   HDDG also pioneered hard disk drive applications for the developing consumer electronics market. These hard disk drive applications utilize Quantum QuickView(TM)--HDDG's hard disk drive technology designed especially for consumer electronics. Quantum QuickView technology makes it possible to simultaneously record and play back audio and video content and to instantly and inexpensively access large amounts of audio and video content-- capabilities that are not as well suited to competing technologies such as video tape and optical media.

   In the fourth quarter of fiscal year 2000, Quantum announced the formation of Quantum Technology Ventures, an investment arm for Quantum. QTV will be used to explore, develop and invest in new storage technologies, storage businesses and applications for storage. QTV will be managed as a wholly owned subsidiary of Quantum Corporation with the results of its operations shared 50/50 between HDDG and DSSG. Quantum has committed $100 million of funding to QTV over the next two years.

Products

   Desktop products. HDDG offers two families of desktop hard disk drives--the Quantum Fireball(TM) and Quantum Fireball Plus. The Quantum Fireball family offers 3.5-inch hard disk drives for consumer and commercial PCs, as well as entry-level workstations and network servers. Fireball Plus offers superior performance for power users. HDDG offers the Shock Protection System(TM), Shock Protection System II and Data Protection System(TM) with its desktop products. These features substantially reduce failure rates and provide increased reliability and performance. Shock Protection System II provides enhanced protection against both operating and non-operating shock. Along with providing enhanced protection against shock during handling and integration, Shock Protection System II guards against kicks and jolts while the PC is running to reduce field failures. HDDG has also incorporated feature enhancements of the Quiet Drive Technology into recently introduced Quantum desktop drives. This technology has been pioneered through a combination of proprietary design innovations and unique drive features that enable Quantum to develop drives that emit dramatically reduced levels of noise. It was first introduced over a year ago in Quantum QuickView drives targeted for the noise-sensitive consumer electronics market and has continued to be refined with technology and feature enhancements.

   High-end products. HDDG also offers a broad line of high-end 3.5-inch hard disk drives--the Quantum Atlas(TM) and Quantum Atlas 10K families. The Quantum Atlas families offer high-capacity hard disk drives for high performance storage-intensive applications such as enterprise servers and storage subsystems. HDDG also offers the Shock Protection System, Shock Protection System II and Data Protection System with its high-end products, and has incorporated the Quiet Drive Technology into its recently introduced Atlas 10K II.

   The table below sets forth key performance characteristics for HDDG's current products:

                    Capacity   Product    Rotational
                    per Disk   Capacity     Speed
      Products        (GB)       (GB)       (RPM)             Platform
      --------      -------- ------------ ----------          --------
 Fireball lct 08...    8.7   4.3 to 26.0     5,400   Desktop PCs--Value, with
                                                     Ultra ATA/66 interface,
                                                     Shock Protection System
                                                     II, Data Protection System
                                                     and Quiet Drive Technology

 Fireball lct 10...   10.3   5.0 to 30.0     5,400   Desktop PCs--Value, with
                                                     Ultra ATA/66 interface,
                                                     Shock Protection System
                                                     II, Data Protection System
                                                     and Quiet Drive Technology

 Fireball lct 15...   15.0   7.5 to 30.0     4,400   Desktop PCs--Value, with
                                                     Ultra ATA/66 interface,
                                                     Shock Protection System
                                                     II, Data Protection System
                                                     and Quiet Drive Technology

 Fireball Plus KX..    6.8   6.8 to 27.3     7,200   Desktop PCs--Performance,
                                                     with Ultra ATA/66
                                                     interface, Shock
                                                     Protection System and Data
                                                     Protection System

 Fireball Plus LM..   10.3   10.2 to 30.0    7,200   Desktop PCs--Performance,
                                                     with Ultra ATA/66
                                                     interface, Shock
                                                     Protection System and Data
                                                     Protection System

 Atlas IV..........    4.5   9.1 to 36.4     7,200   Servers, Workstations and
                                                     Storage Subsystems, with
                                                     Ultra 160 SCSI interface,
                                                     Shock Protection System

 Atlas V...........    9.1   9.1 to 36.7     7,200   Servers, Workstations and
                                                     Storage Subsystems, with
                                                     Ultra 160 SCSI interface,
                                                     Shock Protection System II
                                                     and Data Protection System

 Atlas 10K.........    3.0   9.1 to 36.4    10,000   Enterprise Servers,
                                                     Workstations and Storage
                                                     Subsystems, with Ultra 160
                                                     SCSI interface, Shock
                                                     Protection System II and
                                                     Data Protection System

 Atlas 10K II......    7.3   9.2 to 73.4    10,000   Enterprise Servers,
                                                     Workstations and Storage
                                                     Subsystems, with Ultra 160
                                                     SCSI interface, Shock
                                                     Protection System II, Data
                                                     Protection System and
                                                     Quiet Drive Technology

Customers

   HDDG markets its products to leading computer equipment manufacturers, including Acer, Apple Computer, Inc., Compaq, Dell, Fujitsu Limited, Gateway Inc., Hewlett-Packard, IBM, Packard Bell/NEC and Siemens AG. Because the leading computer equipment manufacturers have a dominant market share for the computer systems into which HDDG's products are incorporated, HDDG's sales are concentrated with several key customers.

   Sales to HDDG's top five customers in fiscal year 2000 represented 50% of revenue, compared to 47% of revenue in fiscal year 1999. These amounts reflected a retroactive combination of sales to Ingram Micro and Electronic Resources as a result of the completion of their merger in July 1999 as well as a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Ingram

Micro were 13% of revenue in fiscal year 2000, compared to 10% of revenue in fiscal year 1999, including sales to Electronic Resources. Sales to Hewlett-Packard were 12% of revenue in fiscal year 2000, compared to 14% of revenue in fiscal year 1999. Sales to Compaq were less than 10% of revenue in fiscal year 2000, compared to 10% of revenue in fiscal year 1999, including sales to Digital Equipment.

Sales and Marketing

   HDDG markets its products directly to manufacturers of desktop PCs, servers and workstations. Key domestic and international computer equipment manufacturer customers include Acer, Apple, Apricot Computers Limited, Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, IBM, LG Electronics Inc., Packard Bell/NEC, Samsung and Siemens.

   In addition to its strong base of computer equipment manufacturer customers, HDDG markets its products through a domestic and international network of commercial and industrial distributors located in more than 25 countries worldwide. This network includes Bell Microproducts, Inc., Computer 2000 AG, Ingram Micro Inc. and Wyle Electronics. Through this network, HDDG's hard disk drive products reach smaller computer equipment manufacturers, systems integrators, value-added resellers, dealers and retailers.

   HDDG also sells its hard disk drive products through the www.quantum.com web site, targeted primarily at small and medium sized businesses and independent end users.

   HDDG supports international sales and operations by maintaining a regional European headquarters in Neuchatel, Switzerland; a Japanese headquarters in Tokyo; an Asia Pacific headquarters in Singapore and additional sales offices throughout the world. HDDG's international sales, including sales to foreign subsidiaries of U.S. companies, were 56% of HDDG's revenue in fiscal year 2000, and 54% and 55% of revenue for fiscal years 1998 and 1999, respectively.

Manufacturing

   Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") manufactures all of HDDG's hard disk drives at facilities located in Japan, Singapore and Ireland. During the fourth quarter of fiscal year 2000, MKE decided to discontinue production at its Ireland facility and began to transition desktop drive production from its Ireland facility to its lower cost facility in Singapore. MKE's state-of-the-art manufacturing process is highly automated, employing integrated computer networks and advanced control systems. MKE's manufacturing expertise helps HDDG produce hard disk drives of exceptional quality and quickly achieve volume production.

   HDDG's relationship with MKE, which has been continuous since 1984, is governed by a master agreement which continues through 2007, unless terminated sooner as a result of certain specified events including a change-in-control of either Quantum or MKE. This agreement gives MKE the exclusive worldwide right to manufacture and HDDG the exclusive worldwide right to design and market hard disk drives. HDDG provides MKE with a forecast of its requirements and places purchase orders monthly. HDDG works closely with MKE to regularly adjust its purchase orders as market requirements change.

   HDDG and MKE work together to develop strategic relationships with leading suppliers of many of the key hard disk drive components. These relationships enable HDDG to gain early access to leading-edge hard disk drive technology and to actively manage its supply chain to improve flexibility in choosing state-of-the-art components and to reduce component, inventory and overall product costs.

   In fiscal year 1999, HDDG agreed with MKE to dissolve their recording heads joint venture. As a result, HDDG no longer develops or manufactures recording heads.

Research and Development

   HDDG's research and development expenses were $259 million, $254 million and $242 million in fiscal years 1998, 1999 and 2000, respectively. HDDG is currently concentrating its research and development efforts on developing new desktop and high-end hard disk drives, hard disk drives for the consumer electronics market and other hard disk drive applications. HDDG maintains research and development facilities in Shrewsbury, Massachusetts and Milpitas, California.

Competition

   In the desktop product market, HDDG competes primarily with Fujitsu, IBM, Maxtor, Samsung, Seagate and Western Digital. In the high-end market, HDDG competes primarily with Fujitsu, Hitachi, IBM and Seagate.

   HDDG believes that important competitive factors in the hard disk drive market are:

  .  quality;

  .  reliability;

  .  storage capacity;

  .  performance;

  .  price;

  .  time-to-market introduction;

  .  time-to-volume production;

  .  computer equipment manufacturer product qualifications;

  .  breadth of product lines; and

  .  technical service and support.

   HDDG believes that it competes favorably with respect to these factors.

Warranty and Service

   HDDG generally warrants its products against defects for a period of one to five years from the date of sale. HDDG has generally provided warranty service on a return to factory basis. However, HDDG began offering returns for credit on desktop disk drive products with the introduction of the Fireball lct and the Fireball Plus LM disk drives, and will offer returns for credit on all future desktop disk drive products. HDDG maintains in-house service facilities for refurbishment or repair of its products in Milpitas, California; Dundalk, Ireland; and Penang, Malaysia. HDDG also utilizes third party providers for warranty repairs.

Backlog

   HDDG manufactures its products based upon forecasts of customer demand. Orders are generally placed by customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, HDDG does not believe "orders" constitute a firm "backlog" and believes customer orders are not a meaningful indicator of revenues nor material to an understanding of its business.

Employees

   At March 31, 2000, HDDG had approximately 3,200 regular employees. In addition, approximately 800 Quantum employees perform services for both HDDG and DSSG. In the advanced electronics industry, competition for highly skilled employees is intense. HDDG believes that a great part of its future success will depend on its ability to attract and retain highly skilled employees. None of HDDG's employees are represented by a union, and HDDG has experienced no work stoppages. HDDG believes that its employee relations are favorable.

Technology

   Both HDDG and DSSG have access to all of Quantum's technology and know-how, excluding products and services of the other group, that may be useful in that group's business. HDDG and DSSG consult each other on a regular basis concerning technology issues that affect both groups.

   Quantum has been granted and/or owns by assignment 464 United States patents. In general, these patents have 17-year terms from the date of issuance. Quantum also has certain foreign patents and applications relative to certain of the products and technologies. Although HDDG believes that its patents and applications have significant value, the rapidly changing computer industry technology makes HDDG's future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent protection.

   Several companies and individuals have approached HDDG concerning the need for a license under patented technology that HDDG assertedly used, or is assertedly using, in the manufacture and sale of one or more of its products. HDDG conducts ongoing investigations into these assertions and presently believes that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, HDDG cannot assure you that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms or at all.

   Quantum has signed cross-licensing agreements with Fujitsu, Hewlett-Packard, IBM, Seagate, Western Digital and others. These agreements enable HDDG to use certain patents owned by these companies and enable these companies to use certain patents owned by Quantum.

                   EXECUTIVE OFFICERS OF QUANTUM CORPORATION

   Set forth below are the names, ages (as of March 31, 2000), positions and offices held by, and a brief account of the business experience of, each executive officer of Quantum.

 Name                      Age              Position with Quantum
 ----                      ---              ---------------------
 Michael A. Brown......... 41  Chairman of the Board and Chief Executive
                               Officer
 Richard L. Clemmer....... 48  Executive Vice President, Finance, Chief
                               Financial Officer, and Secretary
 W. Curtis Francis........ 50  Vice President, Corporate Development
 John J. Gannon........... 53  President, Hard Disk Drive Group
 Jerald L. Maurer......... 57  Executive Vice President, Human Resources, Real
                               Estate, and Corporate Services
 Thomas H. Scott*......... 53  Executive Vice President of Worldwide Sales and
                               Corporate Marketing

--------
* Mr. Scott became an executive officer of Quantum in April 2000.

   Mr. Brown has been Chairman of the Board and Chief Executive Officer since 1998 and 1995, respectively. Mr. Brown was President of the Desktop Storage Division from 1993 to 1995 and Executive Vice President in a chief operating officer role from 1992 to 1993. Previously, Mr. Brown was named Vice President of Marketing in 1990 and held positions in product and marketing management since joining Quantum's marketing organization in August 1984. Before joining Quantum, Mr. Brown served in the marketing organization at Hewlett-Packard and provided management consulting services at Braxton Associates. Mr. Brown is also a member of the board of Digital Impact, a publicly-held internet marketing company.

   Mr. Clemmer has been Executive Vice President of Finance and Chief Financial Officer since joining Quantum in August 1996. Prior to joining Quantum, Mr. Clemmer was Chief Financial Officer of Texas Instruments' Semiconductor Group from 1989 to 1996. Previously, he held a variety of senior finance positions with Texas Instruments.

   Mr. Francis joined Quantum as Vice President of Corporate Development in May 1998. Prior to joining Quantum, Mr. Francis was Vice President of Corporate Planning and Development with Advanced Micro Devices from 1995 to 1998. Mr. Francis was the Vice President of Corporate Development at Sun Microsystems from 1993 to 1995. He was also with Advanced Micro Devices from 1980 to 1993, last serving as Vice President of Corporate Operational Planning during this period, and previously was a consultant with the Boston Consulting Group.

   Mr. Gannon has been President of the Hard Disk Drive Group since February 1999. From May 1998 to February 1999, Mr. Gannon was Executive Vice President of Worldwide Sales. Prior to joining Quantum, Mr. Gannon spent seventeen years with Hewlett Packard from 1981 to 1998, last serving as General Manager of Commercial Personal Computer Business from 1996 to 1998 and its Digital Audio Tape business from 1993 to 1996.

   Mr. Maurer joined Quantum as Executive Vice President of Human Resources, Real Estate and Corporate Services in December 1998. Prior to joining Quantum, Mr. Maurer was Senior Vice President of Human Resources at Seagate Technology from 1996 to 1998. Previously, he was Senior Vice President of Human Resources for Melville Corporation from 1993 to 1996 and spent more than 25 years in a variety of management and human resources positions with companies such as Illinois Bell Telephone CO., AT&T and Aetna Life & Casualty.

   Mr. Scott joined Quantum as Executive Vice President of Worldwide Sales and Corporate Marketing in April 2000. Prior to joining Quantum, from February 1999 to March 2000, Mr. Scott provided consulting services to emerging technology companies in the areas of strategic planning, marketing, organization and development. From November 1997 to January 1999, Mr. Scott was senior vice president of worldwide sales and marketing for AST Research, Inc. Previously, from 1990 to May 1997, Mr. Scott held various positions with Toshiba America Information Systems, last serving as general manager of the Computer Systems Division.

ITEM 2. Properties

   Quantum's headquarters is located in Milpitas, California. Quantum owns or leases facilities in North America, Europe and Asia. DSSG and HDDG share space at the Corporate, European and Asian headquarters, at worldwide sales offices and other locations worldwide. The following is a summary of the locations, functions and square footage:

                                                                       Square
       Location                          Function                       Feet
       --------                          --------                      ------
 North America
 Milpitas, CA         Corporate headquarters; hard drive research
                       and development, configuration and
                       distribution................................   1,170,000
 San Jose, CA         Network attached storage operations including
                       research and development....................      75,000
 Irvine, CA           DLTtape library manufacturing and research
                       and development.............................     185,000
 Shrewsbury, MA       Hard drive and DLTtape research and
                       development.................................     670,000
 Colorado Springs, CO DLTtape manufacturing and DLTtape warehouse..     555,000
 Boulder, CO          DLTtape research and development.............      55,000
 Other USA & Canada   18 sales offices.............................      90,000

 Europe
 Dundalk, Ireland     Hard drive and DLTtape configuration and
                       distribution................................     110,000
 Other Europe         European headquarters, and 7 sales offices...      55,000

 Asia
 Singapore            Asia Pacific headquarters; hard drive and
                       DLTtape configuration and distribution......      95,000
 Penang, Malaysia     DLTtape manufacturing and hard drive customer
                       service.....................................     160,000
 Other Asia           Japan headquarters and 11 sales offices......      40,000

ITEM 3. Legal Proceedings

   For information regarding legal proceedings, refer to Part II, Item 8, Note 14 of the Notes to Consolidated Financial Statements and Note 13 of the Hard Disk Drive group Notes to Combined Financial Statements, in Annex I and Annex III of this report, respectively.

ITEM 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Quantum Corporation's common stock was traded in the over-the-counter market under the Nasdaq symbol QNTM for the period December 10, 1982, the date of Quantum's initial public offering, through August 3, 1999, the date of the recapitalization. On August 4, 1999, DSSG common stock and HDDG common stock began trading on the New York Stock Exchange under the symbols DSS and HDD, respectively.

   The prices per share reflected in the table represent the range of high and low closing prices of QNTM on the Nasdaq National Market System and of DSS and HDD on the New York Stock Exchange for the quarter indicated.

   Fiscal Year 1999                                          High       Low
   ----------------                                          ----       ---
   QNTM
   First quarter ended June 28, 1998...................... $25 3/4   $18
   Second quarter ended September 27, 1998................  22 1/8    11 7/16
   Third quarter ended December 27, 1998..................  23 7/8    12 3/4
   Fourth quarter ended March 31, 1999....................  28 5/16   16 7/16

   Fiscal Year 2000                                          High       Low
   ----------------                                          ----       ---
   QNTM
   First quarter ended June 27, 1999...................... $25 1/16  $16 15/16
   Second quarter (for the period June 28, 1999 through
    August 3, 1999).......................................  27 3/16   21 9/16

   DSS
   Second quarter (for the period August 4, 1999 through
    September 26, 1999)...................................  21 7/16   14 3/8
   Third quarter ended December 26, 1999..................  18 9/16   11 1/2
   Fourth quarter ended March 31, 2000....................  15 11/16   8 3/4

   HDD
   Second quarter (for the period August 4, 1999 through
    September 26, 1999)...................................   8 7/8     6
   Third quarter ended December 26, 1999..................   7 1/2     5 5/8
   Fourth quarter ended March 31, 2000....................  11 11/16   6 5/16

   Historically, Quantum has not paid cash dividends on its common stocks.

   As of May 28, 2000, there were approximately 4,868 DSS and 4,733 HDD shareholders of record.

ITEM 6. Selected Financial Data

   The information required by Item 6 is incorporated by reference from Annex I, Annex II and Annex III included herein.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by Item 7 is incorporated by reference from Annex I, Annex II and Annex III included herein.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   For information about market risk, refer to the "Financial Market Risks" sections in Annex I, Annex II and Annex III of this report.

ITEM 8. Financial Statements and Supplementary Data

   The information required by Item 8 is incorporated by reference from Annex I, Annex II and Annex III included herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

   Information with respect to directors is incorporated by reference from Quantum's Proxy Statement. For information pertaining to executive officers of Quantum, refer to the "Executive Officers of Quantum Corporation" section of
Part I, Item 1 of this document.

ITEM 11. Executive Compensation

   The information required by Item 11 is incorporated by reference from Quantum's Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated by reference from Quantum's Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated by reference from Quantum's Proxy Statement.

   With the exception of the information incorporated in Items 10, 11, 12 and 13 of this Form 10-K Annual Report, Quantum's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders is not deemed "filed" as part of this Form 10-K Annual Report.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as a part of this Report:

   1. Financial Statements--The consolidated financials statements of Quantum Corporation and the combined financial statements of the DLT & Storage Systems group and the Hard Disk Drive group, which are listed in the Index to Financial Statements and Financial Statement Schedules.

   2. Financial Statement Schedules--The consolidated financial statement schedule of Quantum Corporation and the combined financial statement schedules of the DLT & Storage Systems group and the Hard Disk Drive group, which are listed in the Index to Financial Statements and Financial Statement Schedules.

   3. Exhibits

  Exhibit
  Number                                  Exhibit
  -------                                 -------
  3.1(2)   Restated Certificate of Incorporation of Registrant

  3.2      Amended and Restated By-laws of Registrant, as amended

  3.3(2)   Certificate of Designations for the Series B Participating Junior
            Preferred Stock and Series C Participating Junior Preferred Stock

  4.1(2)   Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

 10.10(4)  Form of Indemnification Agreement between Registrant and the Named
            Executive Officers and Directors

 10.13(6)  Lease, dated as of October 13, 1989, between Registrant and John
            Arrillaga and Richard T. Perry, Separate Property Trusts

 10.14(7)  Lease, dated as of September 17, 1990, between Registrant and John
            Arrillaga and Richard T. Perry, Separate Property Trusts

 10.15(3)  Lease, dated as of April 10, 1992, between Registrant and John
            Arrillaga and Richard T. Perry, Separate Property Trusts

 10.17(8)  Form of Statement of Employment Terms between the Registrant and the
            Named Executive Officers and Directors

 10.18(5)  Lease, dated as of November 13, 1992, and First Amendment to Lease, dated as of November 17, 1992, between Registrant and Milpitas
            Realty Delaware, Inc.

 10.21(9)  1993 Long-Term Incentive Plan

 10.23(10) Second Amendment, dated as of April 15, 1993, to Lease, dated as of
            November 13, 1992, between Registrant and Milpitas Realty Delaware,
            Inc.

 10.24(10) Lease, dated as of April 14, 1993, between Registrant and Milpitas
            Realty Delaware, Inc.

 10.25(1)  Patent Assignment and License Agreement, dated as of October 3,
            1994, by and between Digital Equipment Corporation and Registrant

 10.40(11) Mortgage and Security Agreement, dated September 10, 1996, by
            Quantum Peripherals Realty Corporation, as Mortgagor, to CS First
            Boston Mortgage Capital Corporation, as Mortgagee

 10.41(11) Deed of Trust and Security Agreement, dated as of September 10,
            1996, by Quantum Peripherals Realty Corporation (Grantor) to Public
            Trustee of Boulder County, Colorado, as Trustee for the benefit of CS First Boston Mortgage Capital Corp. (Beneficiary)

 10.42(11) Master Lease, dated as of September 10, 1996, between Quantum
            Peripherals Realty Corporation, Lessor, and Registrant, Lessee

  Exhibit
  Number                                  Exhibit
  -------                                 -------
 10.43(11) 1996 Board of Directors Stock Option Plan and Form of Option
            Agreement, as amended

 10.45(12) Indenture, dated August 1, 1997, between the Registrant and La Salle
            National Bank as trustee, related to the Registrants subordinated debt securities

 10.46(12) Supplemental Indenture, dated August 1, 1997, between the Registrant and Trustee, relating to the Notes, including the form of Note

 10.47(13) Lease, dated as of April 16, 1997, between Registrant and John
            Arrillaga, Trustee

 10.48(13) Credit Agreement, dated as of June 6, 1997, among Registrant and the
            Banks named therein and ABN AMRO Bank N.V., San Francisco
            International Branch and CIBC INC. as Co-Arrangers for the Banks and Canadian Imperial Bank Of Commerce, as Administrative Agent for the Banks and ABN AMRO Bank N.V., San Francisco International
            Branch, as Syndication Agent for the Banks and Bank of America
            National Trust and Savings Association as Documentation Agent for the Banks

 10.49(13) Amended and Restated Master Agreement, dated April 30, 1997, between
            Registrant and Matsushita-Kotobuki Electronics Industries, Ltd.

 10.50(13) Amended and Restated Purchase Agreement, dated April 30, 1997, between Registrant and Matsushita-Kotobuki Electronics Industries,
            Ltd.

 10.51(13) License Agreement, dated as of April 17, 1997, between International
            Business Machines Corporation and Registrant

 10.52(14) Master Lease, dated as of August 22, 1997, between Lease Plan North
            America, Inc., as the Lessor and Registrant, as Lessee

 10.53(14) Participation Agreement, dated as of August 22, 1997, among
            Registrant, as Lessee, Lease Plan North America, Inc., as Lessor and as a Participant, ABN AMRO Bank N.V., San Francisco
            International Branch, as a Participant, and ABN AMRO Bank N.V., San
            Francisco International Branch, as Agent

 10.54(14) Appendix 1 to Participation Agreement, Master Lease and Construction
            Deed of Trust each dated as of August 22, 1997

 10.56(15) Agreement and Plan of Reorganization, dated as of May 18, 1998, among Registrant, Quick Acquisition Corporation, a wholly-owned subsidiary of Registrant, and ATL Products, Inc.

 10.57(15) First Amendment to Credit Agreement, dated as of June 26, 1998, among Registrant, certain financial institutions (collectively, the "Banks"), and Canadian Imperial Bank Of Commerce, as administrative agent for the Banks

 10.58(16) Reimbursement Agreement, dated as of September 14, 1998, between
            Quantum Peripherals (Europe) S.A. and The Sumitomo Bank, Limited,
            London Branch

 10.59(16) This Charge, dated as of September 14, 1998, between Quantum
            Peripherals (Europe) S.A. and The Sumitomo Bank, Limited

 10.60(17) Second Amendment to Credit Agreement, dated as of December 18, 1998, among Registrant, certain financial institutions (collectively, the "Banks"), Canadian Imperial Bank of Commerce, as administrative agent for the Banks, ABN AMRO Bank, N.V., as syndication agent for the Banks and Bank of America National Trust & Savings Association, as documentation agent for the Banks

 10.61(17) Credit Agreement, dated as of December 18, 1998, among ATL Products,
            Inc., certain financial institutions (collectively, the "Banks") and Fleet National Bank, as agent for the Banks

 10.62(17) Industrial Lease, dated as of July 17, 1998, between The Irvine
            Company as lessor, and ATL Products, Inc. as lessee

  Exhibit
  Number                                  Exhibit
  -------                                 -------
 10.63(2)  Registrant's Employee Stock Purchase Plan and form of Subscription
            Agreement, as amended

 10.64(18) First Amendment to Credit Agreement, dated as of June 21, 1999, among ATL Products, Inc., certain financial institutions
            (collectively, the "Banks") and Fleet National Bank as agent for the Banks.

 10.65(19) Third Amendment to Credit Agreement, dated as of August 31, 1999, among Registrant, certain financial institutions (collectively, the "Banks"), and Canadian Imperial Bank of Commerce, as administrative agent for the Banks.

 10.66(20) Fourth Amendment to Credit Agreement, dated as of November 8, 1999, among Registrant, certain financial institutions (collectively, the "Banks"), Canadian Imperial Bank of Commerce as administrative agent for the Banks, ABN AMRO Bank, N.V., and CIBC Inc., as co-arrangers for the Banks, ABN, as syndication agent for the Banks, Bank of America N.A., as documentation agent for the Banks, and BankBoston, N.A., The Bank of Nova Scotia, Fleet National Bank and
            The Industrial Bank of Japan, Limited, as co-agents for the Banks.

 10.67(21) Agreement and Plan of Merger and Reorganization, dated as of May 10,
            1999, by and among Registrant, Defiant Acquisition Sub, Inc. and
            Meridian Data, Inc.

 10.68(21) First Amendment, dated as of June 28, 1999, to Agreement and Plan of
            Merger and Reorganization, dated as of May 10, 1999, by and among Registrant, Defiant Acquisition Sub, Inc. and Meridian Data, Inc.

 10.69     Fifth Amendment to Credit Agreement, dated as of January 14, 2000, among Registrant, certain financial institutions (collectively, the "Banks"), Canadian Imperial Bank of Commerce as administrative agent for the Banks, ABN AMRO Bank, N.V., and CIBC Inc., as co-arrangers for the Banks, ABN, as syndication agent for the Banks, Bank of America N.A., as documentation agent for the Banks, and BankBoston, N.A., The Bank of Nova Scotia, Fleet National Bank and
            The Industrial Bank of Japan, Limited, as co-agents for the Banks.

 12        Statement of Computation of Ratios of Earnings to Fixed Charges

 21        Subsidiaries of Registrant

 23.1      Consent of Ernst & Young LLP, Independent Auditors

 23.2      Consent of KPMG Peat Marwick LLP, Independent Auditors

 24        Power of Attorney (see signature page)

 27        Financial Data Schedule

--------
 (1) Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 17, 1994.

 (2) Incorporated by reference to Registrant's Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999

 (3) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1992.

 (4) Incorporated by reference to Registrant's Definitive Special Meeting Proxy Statement filed with the Securities and Exchange Commission on March 24, 1987.

 (5) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended December 27, 1992, filed with the Securities and Exchange Commission on February 10, 1993.

 (6) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended December 31, 1989, filed with the Securities and Exchange Commission on February 14, 1990.

 (7) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended December 30, 1990, filed with the Securities and Exchange Commission on February 13, 1991.

 (8) Incorporated by reference to the Registrant's Amendment No. 1 to Form 10-Q for the quarter ended June 30, 1991.

 (9) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 33-72222) filed with the Securities and Exchange Commission on November 30, 1993.

(10) Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 1994.

(11) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 29, 1996, filed with the Securities and Exchange Commission on November 13, 1996.

(12) Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on August 6, 1997.

(13) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 29, 1997 filed with the Securities and Exchange Commission on August 13, 1997.

(14) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 28, 1997 filed with the Securities and Exchange Commission on October 29, 1997.

(15) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 28, 1998 filed with the Securities and Exchange Commission on August 12, 1998.

(16) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on October 15, 1998.

(17) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended December 27, 1998 filed with the Securities and Exchange Commission on February 9, 1999.

(18) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 27, 1999 filed with the Securities and Exchange Commission on August 11, 1999.

(19) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended September 26, 1999 filed with the Securities and Exchange Commission on November 2, 1999.

(20) Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended December 26, 1999 filed with the Securities and Exchange Commission on February 9, 2000.

(21) Incorporated by reference to Registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 1999.

   (b) Reports on Form 8-K: None.

   (c) Exhibits: See Item 14(a) above.

   (d) Financial Statement Schedules: See Item 14(a) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2000                      QUANTUM CORPORATION

                                                 /s/ Richard L. Clemmer
                                          By: _________________________________
                                                     Richard L. Clemmer
                                             Executive Vice President, Finance
                                                  Chief Financial Officer

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 27, 2000.

                  Signature                                     Title
                  ---------                                     -----

          /s/ Michael A. Brown               Chairman of the Board, and Chief Executive
 ___________________________________________  Officer (Principal Executive Officer)
              Michael A. Brown

         /s/ Richard L. Clemmer              Executive Vice President, Finance, Chief
 ___________________________________________  Financial Officer (Principal Financial and
             Richard L. Clemmer               Accounting Officer)

         /s/ Stephen M. Berkley              Director
 ___________________________________________
             Stephen M. Berkley

           /s/ David A. Brown                Director
 ___________________________________________
               David A. Brown

          /s/ Robert J. Casale               Director
 ___________________________________________
              Robert J. Casale

        /s/ Edward M. Esber, Jr.             Director
 ___________________________________________
            Edward M. Esber, Jr.

         /s/ Gregory W. Slayton              Director
 ___________________________________________
             Gregory W. Slayton

        /s/ Steven C. Wheelwright            Director
 ___________________________________________
            Steven C. Wheelwright

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                        Page
                                                                       -------
Annex I

Quantum Corporation--Consolidated Financial Statements

Selected Consolidated Financial Information..........................      I-1
Management's Discussion and Analysis of Financial Condition and
 Results of Operations...............................................      I-3
Report of Ernst & Young LLP, Independent Auditors....................     I-11
Independent Auditors' Report.........................................     I-12
Consolidated Statements of Operations for the Years Ended March 31,
 1998, 1999 and 2000.................................................     I-13
Consolidated Balance Sheets as of March 31, 1999 and 2000............     I-14
Consolidated Statements of Cash Flows for the Years Ended March 31,
 1998, 1999 and 2000.................................................     I-15
Consolidated Statements of Stockholders' Equity for the Years Ended
 March 31, 1998, 1999 and 2000.......................................     I-16
Notes to Consolidated Financial Statements...........................     I-18
Schedule II--Consolidated Valuation and Qualifying Accounts..........     I-44

Annex II

Quantum Corporation DLT & Storage Systems Group--Combined Financial
 Statements

Selected Combined Financial Information..............................     II-1
Management's Discussion and Analysis of Financial Condition and
 Results of Operations...............................................     II-2
Report of Ernst & Young LLP, Independent Auditors....................    II-11
Combined Statements of Operations for the Years Ended March 31, 1998,
 1999 and 2000.......................................................    II-12
Combined Balance Sheets as of March 31, 1999 and 2000................    II-13
Combined Statements of Cash Flows for the Years Ended March 31, 1998,
 1999 and 2000.......................................................    II-14
Combined Statements of Group Equity for the Years Ended March 31,
 1998, 1999 and 2000.................................................    II-15
Notes to Combined Financial Statements...............................    II-16
Schedule II--Combined Valuation and Qualifying Accounts..............    II-39

Annex III

Quantum Corporation Hard Disk Drive Group--Combined Financial
 Statements

Selected Combined Financial Information..............................    III-1
Management's Discussion and Analysis of Financial Condition and
 Results of Operations...............................................    III-3
Report of Ernst & Young LLP, Independent Auditors....................   III-12
Combined Statements of Operations for the Years Ended March 31, 1998,
 1999 and 2000.......................................................   III-13
Combined Balance Sheets as of March 31, 1999 and 2000................   III-14
Combined Statements of Cash Flows for the Years Ended March 31, 1998,
 1999 and 2000.......................................................   III-15
Combined Statements of Group Equity for the Years Ended March 31,
 1998, 1999 and 2000.................................................   III-16
Notes to Combined Financial Statements...............................   III-17
Schedule II--Combined Valuation and Qualifying Accounts..............   III-40

                                    ANNEX I

        QUANTUM CORPORATION SELECTED CONSOLIDATED FINANCIAL INFORMATION

   This summary of consolidated financial information of Quantum Corporation ("Quantum" or "the Company") for fiscal years 1996 to 2000 should be read along with Quantum's audited consolidated financial statements contained in this Annual Report on Form 10-K. The summarized financial information, other than the statement of operations data for fiscal years 1996 and 1997 and the balance sheet data at March 31, 1996, 1997 and 1998, was taken from these financial statements.

   A number of items affect the comparability of this information:

  . The results of operations for fiscal year 2000 include the effect of a $59.4 million special charge, of which $57.1 million is included in cost of revenue and $2.3 million is included in operating expenses, associated with the Hard Disk Drive group's ("HDDG") streamlining of its logistics model, change in customer service strategy and consolidation of certain product development programs. The results of operations for fiscal year 2000 also include the effect of a $40.1 million special charge included in operating expenses associated with the DLT & Storage Systems group's ("DSSG") strategy to reduce overhead expenses and product cost including the transfer of volume manufacturing to Penang, Malaysia.

  . The results of operations for fiscal years 1999 and 2000 include charges of $89 million and $37 million, respectively, for purchased in-process research and development in connection with the acquisitions of ATL Products, Inc. ("ATL") and Meridian Data, Inc. ("Meridian"), respectively.

  . Through May 1997, the Company consolidated the results of a recording heads business acquired in October 1994. The recording heads business generated losses from operations of $70 million, $110 million and $9 million in fiscal years 1996 through 1998. In May 1997, the Company sold a 51% interest in these operations to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"). Subsequent losses of this joint venture using the equity method of accounting were $66 million in fiscal year 1998 and $41 million in the first half of fiscal year 1999. In October 1998, Quantum and MKE agreed to dissolve the joint venture and, as a result, Quantum recorded a $101 million loss from the investment in the third quarter of fiscal year 1999.

  . The results of operations for fiscal year 1998 include the effect of a $103 million special charge, primarily for inventory write-offs and losses on purchase commitments, related to the Company's high-end hard disk drive products.

  . The results of operations for the fiscal year 1996 include the effect of a $209 million charge related to the transition of the Company's high-end products to MKE.

   Pro forma net income (loss) per share for DSSG and HDDG assumes the recapitalization occurred at the beginning of the earliest period presented.

                                    At or For the Year Ended March 31,
                          ---------------------------------------------------------
                             1996        1997       1998        1999        2000
                          ----------  ---------- ----------  ----------  ----------
                                 (In thousands, except per share amounts)
Statement of Operations
 Data
Revenue.................  $4,422,726  $5,319,457 $5,805,235  $4,902,056  $4,727,204
Gross profit............     542,417     768,741    875,521     871,338     878,960
Research and development
 expenses...............     239,116     291,332    321,741     353,223     365,204
Sales and marketing,
 general and
 administrative
 expenses...............     207,558     235,878    258,395     284,876     357,768
Restructuring/special
 charges included in
 operating expenses.....     209,122         --         --          --       42,421
Purchased in-process
 research and
 development expense....         --          --         --       89,000      37,000
Income (loss) from
 operations.............    (113,379)    241,531    295,385     144,239      76,567
Loss from investee......         --          --     (66,060)   (142,050)        --
Net income (loss).......  $  (90,456) $  148,515 $  170,801  $  (29,535) $   40,844
Net income (loss) per
 share:
  Basic.................  $    (0.87) $     1.27 $     1.25  $    (0.18) $       NM
  Diluted...............  $    (0.87) $     1.04 $     1.07  $    (0.18) $       NM
DLT & Storage Systems
 group
  Pro forma net income
   per share:
    Basic...............  $     0.34  $     0.92 $     1.64  $     0.77  $     0.89
    Diluted.............  $     0.31  $     0.75 $     1.37  $     0.73  $     0.86
Hard Disk Drive group
  Pro forma net income
   (loss) per share:
    Basic...............  $    (2.43) $     0.70 $    (0.78) $    (0.90) $    (1.26)
    Diluted.............  $    (2.43) $     0.58 $    (0.78) $    (0.90) $    (1.26)

Balance Sheet Data
Property, plant and
 equipment, net.........  $  364,111  $  407,206 $  285,159  $  271,928  $  236,685
Total assets............   1,975,355   2,158,263  2,438,411   2,483,596   2,533,952
Total long-term debt,
 convertible debt and
 redeemable preferred
 stock..................     598,158     422,906    327,485     344,461     325,338

--------
NM = Not meaningful

   Net income (loss) per share for Quantum common stock for fiscal year 2000 is not meaningful because the amount is for the period April 1, 1999 through August 3, 1999, and therefore would not be comparable with the preceding fiscal years. Net loss for Quantum common stock for this period, basic and diluted, is $(0.10).

                              QUANTUM CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Year 2000 Compared With Fiscal Year 1999

   Revenue. Revenue in fiscal year 2000 was $4.7 billion, compared to $4.9 billion in fiscal year 1999, a decrease of 4%. The decrease in revenue reflected decreased revenue from sales of desktop hard disk drives. Revenue increased from sales of storage systems and increased DLTtape media royalties.

   Shipments of desktop hard disk drives increased to a record high in fiscal year 2000. However, lower average unit prices resulted in reduced desktop hard disk drive revenue. The increase in shipments reflected increased demand, particularly from computer equipment manufacturers, and a strong desktop PC market. The decline in average unit prices reflected intense competitive pricing pressures, especially in the first two quarters of fiscal year 2000. Shipments of high-end hard disk drives also increased to a record high in fiscal year 2000 as HDDG completed a transition to new high-end products. However, continued pricing pressures in the high-end market resulted in lower average unit prices and only a moderate increase in revenue.

   Revenue from sales of storage systems and DLTtape media royalties both increased to record highs in fiscal year 2000. Revenue from sales of DLTtape drives declined. The increase in storage systems revenue reflected an increase in shipments of tape libraries and the acquisition of ATL in September 1998, and shipments of network attached storage appliances following the acquisition of Meridian in September 1999. The increase in DLTtape media royalties reflected an increase in sales of DLTtape media cartridges at licensed media manufacturers for which DSSG earns a royalty. The overall increase in market sales of DLTtape media cartridges reflected sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives. The decrease in DLTtape drive revenue reflected increased shipments, offset by competitive price declines.

   Sales to our top five customers in fiscal year 2000 represented 47% of revenue, compared to 46% of revenue in fiscal year 1999. These amounts reflected a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998 as well as a retroactive combination of sales to Ingram Micro Inc. and Electronic Resources Limited as a result of the completion of their merger in July 1999. Sales to Compaq were 13% of revenue in fiscal year 2000, compared to 14% of revenue in fiscal year 1999, including sales made to Digital Equipment. Sales to Hewlett-Packard were 12% of revenue in fiscal year 2000, compared to 14% of revenue in fiscal year 1999.

   Sales to computer equipment manufacturers and distribution channel customers were 61% and 33% of revenue, respectively, in fiscal year 2000 compared to 63% and 34% of revenue in fiscal year 1999. The remaining revenue in fiscal years 2000 and 1999 represented media royalty revenue and sales to value added resellers.

   Gross Margin Rate. The gross margin rate in fiscal year 2000 was 18.6%, compared to 17.8% in fiscal year 1999. The gross margin rate in fiscal year 2000 reflected the impact of a $59.4 million special charge, of which $57.1 million was included in cost of revenue. The special charge was related to HDDG's streamlining of the logistics model, change in customer service strategy and consolidation of certain product development programs. Excluding the impact of the charge, the gross margin rate was 19.8% in fiscal year 2000. The 2 percentage point increase in fiscal year 2000 reflected increased revenues from storage systems and DLTtape media royalties, which have significantly higher margins than our hard disk drive products. The increase also reflected higher margins earned on high-end hard disk drives. Gross margins earned on desktop hard disk drives and DLTtape drives declined, reflecting lower average unit prices.

   Research and Development Expenses. Research and development expenses in fiscal year 2000 were $365 million, or 7.7% of revenue, compared to $353 million, or 7.2% of revenue, in fiscal year 1999. The increase in research and development expenses reflected the inclusion of ATL's expenses which were not included in the first two quarters of fiscal year 1999, as the acquisition occurred on September 28, 1998, the inclusion of Meridian's expenses which were not included in fiscal year 1999 and the first quarter of fiscal year 2000, as the acquisition occurred on September 10, 1999, and higher research and development expenses related to new tape drive products and other new information storage products, including Super DLTtape technology. This was partially offset by expense reductions in the hard disk drive business associated with the special charge taken in the second quarter of fiscal year 2000.

   Sales and Marketing Expenses. Sales and marketing expenses in fiscal year 2000 were $229 million, or 4.8% of revenue, compared to $191 million, or 3.9% of revenue, in fiscal year 1999. The increase in sales and marketing expenses reflected the inclusion of ATL and Meridian's expenses and an increase in marketing and advertising costs associated with storage systems and DLTtape products, partially offset by lower commissions as a result of the reduced level of HDDG revenue.

   General and Administrative Expenses. General and administrative expenses in fiscal year 2000 were $129 million, or 2.7% of revenue, compared to $94 million, or 1.9% of revenue, in fiscal year 1999. The increase in general and administrative expenses reflected the inclusion of ATL and Meridian's expenses, the amortization of intangible assets, particularly goodwill, and an increase in the provision for bad debt due to the bankruptcy of a distributor in fiscal year 2000.

   Purchased In-process Research and Development Expense. The Company expensed purchased in-process research and development costs of $37 million as a result of the Meridian acquisition in the second quarter of fiscal year 2000, and $89 million as a result of the ATL acquisition in the third quarter of fiscal year 1999. For additional information regarding the Meridian and ATL acquisitions and the costs associated with in-process research and development, refer to
Note 5 of the Notes to Consolidated Financial Statements.

   Special Charge--HDDG. During the second quarter of fiscal year 2000, the Company's Hard Disk Drive group recorded a special charge of $59.4 million, of which $57.1 million is included in cost of revenue and $2.3 million is included in operating expenses. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business's operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs.

   The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and change in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

   Subsequent to the end of the second quarter of fiscal year 2000, HDDG revised its estimate of costs required to implement the restructuring plan. HDDG currently estimates that severance and benefits, inventory and other costs, which include the disposition of additional capital assets, will be more than previously estimated as a result of changes in the customer service strategy. HDDG also estimates that costs associated with vacating leased facilities will be less than previously estimated as a result of vacating a major facility earlier than previously expected. Accordingly, HDDG has reallocated amounts between these categories.

   Upon full implementation of the plan, HDDG expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001. The majority of the savings are expected in cost of revenue as a result of a more efficient distribution system and reduced customer service costs, with the remaining savings in research and development, as a result of the consolidation of product development programs. As compared to fiscal year 2000, HDDG expects operating expenses to be relatively flat in fiscal year 2001, with increased investments in disk drive and other storage products, primarily reflected in research and development, offsetting the cost savings resulting from the special charge. These expectations are forward-looking statements and actual results may differ.

   Special Charge--DSSG. During the fourth quarter of fiscal year 2000, the Company's DLT & Storage Systems group recorded a special charge of $40.1 million. The charge was primarily focused on DSSG's DLTtape Division and reflected DSSG's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTape Division and an acceleration of DSSG's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

   The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed assets to be written-off, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

   DSSG expects to realize annual cost savings from the plan of approximately $40 million beginning upon full implementation of the plan at the end of fiscal year 2001. Approximately $30 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs with the remaining amount in operating expenses, primarily research and development, as a result of ending research on certain optical-based storage solutions. As compared to fiscal year 2000, DSSG expects operating expenses to increase because of increased investments in storage systems products and marketing in fiscal year 2001 and as a result of including the Snap Division's operations for a full year following the acquisition of Meridian in September 1999. These expectations are forward-looking statements and actual results may differ.

   Interest and Other Income/Expense. Net interest and other income and expense in fiscal year 2000 was $12.6 million income, compared to $2.4 million expense in fiscal year 1999. The income for fiscal year 2000 reflected increased interest income as a result of higher cash balances and a $2.6 million gain on the sale of an equity investment. In addition, the expense in fiscal year 1999 reflected a $6.8 million write-down of an equity investment.

   Loss from Investee. The loss from investee reflected the Company's 49% share in the operating losses of its recording heads joint venture with MKE, which was dissolved in the third quarter of fiscal year 1999. The Company's share of the loss in the joint venture for fiscal year 1999 was $142.1 million. See Note 7 of the Notes to Consolidated Financial Statements for additional discussion of the dissolution of the recording heads joint venture.

   Income Taxes. The effective tax rate in fiscal year 2000, excluding the write-off of purchased in-process research and development, was 38%, compared to 33% in fiscal year 1999. The higher effective tax rate was primarily attributable to decreased benefits from foreign earnings taxed at less than the U.S. rate. Additionally, no tax benefit was recognizable for the charge for purchased in-processed research and development.

   Net Income (Loss). The Company reported net income of $41 million in fiscal year 2000, compared to a net loss of $30 million in fiscal year 1999. The increase reflected the absence of the $101 million charge related to the recording heads joint venture dissolution in fiscal year 1999 and the lower charge for purchased in-process research and development in fiscal year 2000, partially offset by increased operating expenses and the special charges.

Fiscal Year 1999 Compared With Fiscal Year 1998

   Revenue. Revenue in fiscal year 1999 was $4.9 billion, compared to $5.8 billion in fiscal year 1998, a decrease of 16%. The decrease in revenue reflected lower revenue from sales of desktop and high-end hard disk drives, partially offset by an increase in DLTtape drive revenue, total DLTtape media cartridge revenue and the inclusion of ATL's revenue effective September 28, 1998. We continued to experience favorable market conditions for DLTtape products, and experienced strong demand and increased sales for these products in the second half of fiscal year 1999 as compared to the second half of fiscal year 1998. The decline in desktop hard disk drive revenue reflected a decline in average unit prices and, to a lesser extent, a lower level of shipments to leading computer equipment manufacturers. The decline in average unit prices reflected the intense competitive pricing pressures in fiscal year 1999, and the growth of the low cost PC market, which has become a higher proportion of the overall desktop PC market. Although high-end hard disk drive shipments increased in fiscal year 1999, increased competitive pricing pressures resulted in reduced average unit prices and lower high-end hard disk drive revenue.

   Sales to our top five customers in fiscal year 1999 represented 46% of revenue, compared to 45% of revenue in fiscal year 1998. These amounts reflected a retroactive combination of the sales to Compaq and Digital Equipment as a result of their merger in June 1998 as well as a retroactive combination of sales to Ingram Micro Inc. and Electronic Resources Limited as a result of the completion of their merger in July 1999. Sales to Compaq were 14% of revenue in fiscal year 1999, compared to 18% of revenue in fiscal year 1998, including sales made to Digital Equipment. Sales to Hewlett-Packard were 14% of revenue in fiscal year 1999, compared to 13% of revenue in fiscal year 1998.

   Sales to computer equipment manufacturers and distribution channel customers were 63% and 34% of revenue, respectively, in fiscal year 1999 compared to 63% and 37% of revenue in fiscal year 1998. The remaining revenue in fiscal year 1999 represented DLTtape media cartridge royalty revenue and sales to value added resellers.

   Gross Margin Rate. The gross margin rate in fiscal year 1999 was 17.8%, compared to 15.1% in fiscal year 1998. The gross margin rate in fiscal year 1998 reflected the impact of a $103 million special charge related to the transition to a new generation of high-end disk drive products, and consisted primarily of inventory write-offs and adjustments, and losses related to firm inventory purchase commitments. Excluding the special charge, the gross margin rate was 16.9% in fiscal year 1998. The 0.9 percentage point increase in fiscal year 1999 reflected increased revenues from DLTtape media cartridge royalties, as well as an increased proportion of revenue from higher margin DLTtape and library products. This was partially offset by the decline in gross margins earned on desktop hard disk drives as a result of intense competitive pricing pressures in fiscal year 1999.

   Research and Development Expenses. Research and development expenses in fiscal year 1999 were $353 million, or 7.2% of revenue, compared to $322 million, or 5.5% of revenue, in fiscal year 1998. This increase reflected higher expenses related to new tape drive products and new information storage products and technologies, including Super DLTtape technology and, to a significantly lesser extent, optical storage technology and the inclusion of ATL's expenses.

   Sales and Marketing Expenses. Sales and marketing expenses in fiscal year 1999 were $191 million, or 3.9% of revenue, compared to $169 million, or 2.9% of revenue, in fiscal year 1998. This increase reflected the inclusion of ATL's expenses and an increase in marketing and advertising costs associated with DLTtape products.

   General and Administrative Expenses. General and administrative expenses in fiscal year 1999 were $94 million, or 1.9% of revenue, compared to $89 million, or 1.5% of revenue, in fiscal year 1998. The increase in general and administrative expenses reflected the expansion of DSSG's infrastructure to support increased revenue and earnings growth and the inclusion of ATL's expenses, partially offset by the impact of cost control efforts.

   Purchased In-process Research and Development Expense. The Company expensed purchased in-process research and development costs of $89 million as a result of the ATL acquisition in fiscal year 1999. For additional information regarding the ATL acquisition and the costs associated with in-process research and development, see Note 5 of the Notes to Consolidated Financial Statements.

   Interest and Other Income/Expense. Net interest and other income and expense in fiscal year 1999 was $2.4 million expense, compared to $1.5 million income in fiscal year 1998. The expense in fiscal year 1999 reflected a $6.8 million write-down of an equity investment.

   Loss from Investee. The Company's investment and operating results related to its recording heads business have resulted in significant losses. The Company acquired a recording heads business from Digital Equipment in October 1994. In May 1997, the Company sold a 51% majority interest in its recording heads operations to MKE, and formed a recording heads joint venture with MKE. On October 28, 1998, Quantum and MKE agreed to dissolve the recording heads joint venture. In connection with the dissolution, Quantum recorded a $101 million loss in the third quarter of fiscal year 1999. This loss included a write-off of Quantum's investment in the recording heads joint venture, a write-down of Quantum's interest in facilities in Louisville, Colorado, and Shrewsbury, Massachusetts that were occupied by the recording heads joint venture, warranty costs resulting from magneto-resistive recording heads manufactured by the recording heads joint venture, and Quantum's 49% pro rata share in funding the recording heads joint venture's repayment of its obligations, primarily bank debt, accounts payable and other liabilities. See
Note 7 of the Notes to Consolidated Financial Statements for additional discussion of the dissolution of the recording heads joint venture.

   Income Taxes. The effective tax rate in fiscal year 1999, excluding the write-off of the purchased in-process research and development, was 33%, compared to 26% in fiscal year 1998. The higher effective tax rate was primarily attributable to decreased benefits from foreign earnings taxed at less than the U.S. rate, a lower research and development credit, and increased state taxes. The remaining state valuation allowance was reversed in fiscal year 1998 as a result of the realization of the state deferred tax assets through tax planning. No tax benefit was currently recognizable for the charge for purchased in-process research and development.

   Net Income (Loss). The Company reported a net loss of $30 million in fiscal year 1999, compared to net income of $171 million in fiscal year 1998. The decrease reflected the charge for purchased in-process research and development of $89 million, the $101 million loss related to the recording heads joint venture dissolution and the increase in operating expenses.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect SFAS No. 133 to have a material effect on the Company's financial position or results of operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company is required to adopt SFAS 133 in fiscal year 2002.

   In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

   In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

   Cash, cash equivalents and marketable securities were $950 million at March 31, 2000 compared to $797 million at March 31, 1999. The Company used cash in fiscal year 2000 primarily to purchase $325 million of treasury stock, as discussed below, and to invest in property and equipment. Cash was provided by operating activities, primarily net income, a reduction in inventories and accounts receivable, and an increase in accounts payable.

   During fiscal year 2000, the Board of Directors authorized the Company to repurchase up to $700 million of the Company's common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock, while $100 million was authorized for repurchase of HDDG common stock. During fiscal year 2000, the Company repurchased 3.9 million shares of Quantum common stock,
15.7 million shares of DSSG common stock and 3.5 million shares of HDDG common stock for a combined total of $325 million dollars. The Company has utilized equity instrument contracts, including call and put options, as part of its stock repurchase program. At March 31, 2000, the Company held equity instrument contracts that related to the purchase of 8 million shares of DSSG common stock at an average price of $10.48 per share. By May 8, 2000, the Company had closed out its outstanding equity instrument contracts and repurchased 8 million shares of DSSG common stock for a total cost of $84 million. The equity instruments had no effect on diluted earnings per common share for fiscal year 2000.

   In September 1999, the Company issued 4.1 million DSSG shares and 2 million HDDG shares to the stockholders of Meridian to complete the acquisition of Meridian. Substantially all of the shares the Company issued to complete the acquisition were DSSG and HDDG shares held as treasury stock. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $3.5 million addition to paid-in-capital in fiscal year 2000. For additional information regarding the Meridian acquisition, refer to
Note 5 of the Notes to Consolidated Financial Statements.

   In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with the Company's $500 million revolving credit line, expiring in June 2000. As amended, at the option of ATL, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by the Company's total funded debt ratio, or at a base rate, with option periods of two weeks to six months. At March 31, 2000, there was no outstanding balance drawn on this line.

   The Company filed a registration statement, which became effective on July 24, 1997, pursuant to which the Company may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. Under the registration statement, in July 1997, the Company issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of HDDG common stock and DSSG common stock. The notes are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, and 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note. The Company has the option to redeem the notes on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of the Company's common stocks. Subsequent to August 1, 2001, the Company may redeem the notes at any time. In the event of certain changes involving all or substantially all of the Company's common stocks, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of the Company's existing and future senior indebtedness.

   In June 1997, the Company entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At the Company's option, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At March 31, 2000, there was no outstanding balance drawn on this line.

   In September 1996, the Company entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years. The Company is required to make monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term.

   In April 2000, both the Company and ATL canceled their existing senior credit facilities and the Company entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the Company's option, borrowings under the revolving credit lines will bear interest at either the London interbank offered rate or at a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.

   The Company expects to spend approximately $115 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the disk drive and tape drive businesses, research and development, and general corporate operations.

   The Company believes that its existing capital resources, including the credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet our expectations.

   In the future, the Company may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available on terms favorable to the Company if at all.

   See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding long-term debt.

Financial Market Risks

   The Company is exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations and marketable equity security prices. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies to hedge against known or forecasted market exposures.

   Changes in interest rates affect interest income earned on the Company's cash equivalents and short-term investments, and interest expense on short-term and long-term borrowings. The Company does not enter into derivative transactions related to its cash, cash equivalents or short-term investments, nor existing or anticipated liabilities.

   As a multinational corporation, the Company is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact to our financial results.

   The Company utilized foreign currency forward contracts to manage the risk of exchange rate fluctuations. In all cases, the Company uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are not held for trading or speculative purposes.

   The Company uses forward exchange contracts to hedge its net asset or net liability position, which primarily consists of inter-company balances, foreign tax liabilities and non-functional currency denominated receivables. The hedging activity is intended to manage the effects of foreign currency remeasurement arising from certain assets and liabilities denominated in foreign currency. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

   The Company is exposed to equity price risk on its investment in TiVo, Inc. common stock. The Company does not attempt to reduce or eliminate its market exposure on this security. The Company entered into a strategic alliance with TiVo in fiscal year 1999 to supply hard disk drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. At March 31, 2000, the fair market value of the Company's investment was approximately $30 million. As TiVo is a relatively new company and has introduced a new product in the consumer electronics market, the Company does not believe it is possible to reasonably estimate any future price movement of TiVo common stock.

Year 2000

   The Company established a comprehensive program to address the year 2000 computer issue. To ensure year 2000 compliance for all of its systems, the Company adopted an approach based on the U.S. General Accounting Office Year 2000 Assessment Guide. The Company determined by the end of calendar year 1999 that all internal computer systems and products were year 2000 compliant. The Company assessed, remedied and certified all critical, key and active areas of its operations, which include information technology, operating equipment with embedded chips or software and products. In addition, the Company completed the assessment, resolution, testing, and certification of critical and key third parties.

   Costs incurred in addressing the year 2000 issue have been approximately $11 million, with $7.3 million and $3.7 million of this cost in the Hard Disk Drive group and the DLT & Storage Systems group, respectively. The Company currently does not expect any significant additional costs related to year 2000 issues. However, as the year 2000 progresses, the Company may address issues as yet unknown, which may result in additional costs. The Company did not defer any significant system projects due to the year 2000 program.

   To date, there have been no reportable year 2000 computer issues in our systems, applications, processes or supply chains and the Company resumed normal business activities on schedule in January 2000. While this primary event horizon was successfully managed, the Company continues to maintain its vigilance as the year 2000 progresses. The Company does not expect any significant disruption to its operations or operating results as a result of year 2000 issues; however, the extent to which such issues may affect the Company is uncertain. The Company cannot assure that it will be able to assess, identify and correct as yet unknown year 2000 issues in a timely or successful manner. The Company also cannot assure that its suppliers, service providers, customers or other third parties will remain free of year 2000 problems.

Euro Impact

   The Company believes that the adoption of a single currency, the Euro, by eleven European countries has not and will not materially affect its business, information systems or consolidated financial position, operating results or cash flows.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quantum Corporation

   We have audited the accompanying consolidated balance sheets of Quantum Corporation (the "Company") as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14a. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of MKE-Quantum Components LLC ("MKQC"), a forty-nine percent equity investee of the Company, which statements reflect a net loss of $134.8 million for the period from May 16, 1997 (inception) through March 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for MKQC, is based solely on the report of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
April 24, 2000

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

                                          /s/ KPMG LLP

Boston, Massachusetts
April 14, 1998, except for notes 6(b) and 12
 which are as of June 5, 1998

                              QUANTUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                  Year Ended March 31,
                                            ----------------------------------
                                               1998        1999        2000
                                            ----------  ----------  ----------
Revenue...................................  $5,805,235  $4,902,056  $4,727,204
Cost of revenue--on net sales.............   4,929,714   4,030,718   3,791,176
Cost of revenue--special charge...........         --          --       57,068
                                            ----------  ----------  ----------
Gross profit..............................     875,521     871,338     878,960
Operating expenses:
 Research and development.................     321,741     353,223     365,204
 Sales and marketing......................     169,031     191,126     228,636
 General and administrative...............      89,364      93,750     129,132
 Purchased in-process research and
  development.............................         --       89,000      37,000
 Special charge...........................         --          --       42,421
                                            ----------  ----------  ----------
                                               580,136     727,099     802,393
                                            ----------  ----------  ----------
Income from operations....................     295,385     144,239      76,567
Interest income and other, net............      34,243      25,107      40,988
Interest expense..........................     (32,753)    (27,481)    (28,385)
Loss from investee........................     (66,060)   (142,050)        --
                                            ----------  ----------  ----------
Income (loss) before income taxes.........     230,815        (185)     89,170
Income tax provision......................      60,014      29,350      48,326
                                            ----------  ----------  ----------
Net income (loss).........................  $  170,801  $  (29,535) $   40,844
                                            ==========  ==========  ==========
Quantum common stock(1):
Net income (loss).........................  $  170,801  $  (29,535) $  (17,193)
                                            ==========  ==========  ==========
Net income (loss) per share:
 Basic....................................  $     1.25  $    (0.18) $    (0.10)
                                            ==========  ==========  ==========
 Diluted..................................  $     1.07  $    (0.18) $    (0.10)
                                            ==========  ==========  ==========
Weighted-average common shares:
 Basic....................................     136,407     160,670     165,788
                                            ==========  ==========  ==========
 Diluted..................................     166,016     160,670     165,788
                                            ==========  ==========  ==========
DLT & Storage Systems group common
 stock(1):
Net income................................                          $   85,586
                                                                    ==========
Net income per share:
 Basic....................................                          $     0.53
                                                                    ==========
 Diluted..................................                          $     0.51
                                                                    ==========
Weighted-average common shares:
 Basic....................................                             162,023
                                                                    ==========
 Diluted..................................                             167,734
                                                                    ==========
Hard Disk Drive group common stock(1):
Net loss..................................                          $  (27,549)
                                                                    ==========
Net loss per share:
 Basic....................................                          $    (0.33)
                                                                    ==========
 Diluted..................................                          $    (0.33)
                                                                    ==========
Weighted-average common shares:
 Basic....................................                              83,018
                                                                    ==========
 Diluted..................................                              83,018
                                                                    ==========

--------
(1) As discussed in Note 1 of the Notes to Consolidated Financials Statements, a recapitalization occurred on August 3, 1999. As a result, net loss per share for Quantum common stock, for the year ended March 31, 2000, reflects net loss through the recapitalization date, while net income (loss) per share for the DLT & Storage Systems group common stock and the Hard Disk Drive group common stock, for the year ended March 31, 2000, reflects results from August 4, 1999 through the end of fiscal year 2000.

          See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                               March 31,
                                                         ----------------------
                                                            1999        2000
                                                         ----------  ----------
Assets
Current assets:
 Cash and cash equivalents.............................. $  772,368  $  918,262
 Marketable securities..................................     24,426      32,080
 Accounts receivable, net of allowance for doubtful
  accounts of $12,130 and $23,110, respectively.........    646,557     609,225
 Inventories............................................    271,986     223,825
 Deferred taxes.........................................    107,701     133,382
 Other current assets...................................    104,835      96,780
                                                         ----------  ----------
     Total current assets...............................  1,927,873   2,013,554
Property, plant and equipment, less accumulated
 depreciation...........................................    271,928     236,685
Intangible assets, less accumulated amortization........    225,567     250,203
Other assets............................................     58,228      33,510
                                                         ----------  ----------
                                                         $2,483,596  $2,533,952
                                                         ==========  ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable....................................... $  406,369  $  470,210
 Accrued warranty.......................................     76,905      99,560
 Accrued compensation...................................     73,605      90,452
 Income taxes payable...................................     33,411      44,284
 Accrued special charges................................        --       43,363
 Current portion of long-term debt......................      1,024       1,033
 Other accrued liabilities..............................     90,691     105,345
                                                         ----------  ----------
     Total current liabilities..........................    682,005     854,247
Deferred taxes..........................................     67,340      55,336
Long-term debt..........................................     56,961      37,838
Convertible subordinated debt...........................    287,500     287,500
Commitments and contingencies...........................
Stockholders' equity:
 Preferred Stock:
   Quantum Corporation preferred stock, $.01 par value;
    4,000,000 and 20,000,000 shares authorized at March
    31, 1999 and 2000, respectively; no shares issued at
    March 31, 1999 and 2000.............................        --          --
 Common Stock:
   Quantum Corporation common stock, $.01 par value;
    500,000,000 shares and no shares authorized at March
    31, 1999 and 2000, respectively; 167,406,738 shares
    and no shares issued and outstanding at March 31,
    1999 and 2000, respectively.........................      1,675         --
   DSSG common stock, $.01 par value; no shares and
    1,000,000,000 shares authorized at March 31, 1999
    and 2000, respectively; no shares and 157,422,824
    shares issued and outstanding at March 31, 1999 and
    2000, respectively..................................        --        1,574
   HDDG common stock, $.01 par value; no shares and
    600,000,000 shares authorized at March 31, 1999 and
    2000, respectively; no shares and 83,784,277 shares
    issued and outstanding at March 31, 1999 and 2000,
    respectively........................................        --          838
 Capital in excess of par value.........................    884,759     734,608
 Retained earnings......................................    504,206     545,050
 Accumulated other comprehensive income (loss)..........       (850)     16,961
                                                         ----------  ----------
     Total stockholders' equity.........................  1,389,790   1,299,031
                                                         ----------  ----------
                                                         $2,483,596  $2,533,952
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended March 31,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)........................... $ 170,801  $ (29,535) $  40,844
  Adjustments to reconcile net income (loss)
   to net cash provided by operations:
    Loss from investee........................    66,060    124,809        --
    Special charge............................       --         --      90,468
    Purchased in-process research and
     development..............................       --      89,000     37,000
    Depreciation..............................    78,067     92,522     98,646
    Amortization..............................    13,532     20,413     31,923
    Deferred taxes............................    (6,001)    22,904     (7,315)
    Compensation related to stock incentive
     plans....................................     4,236      5,636      7,868
    Changes in assets and liabilities:
      Accounts receivable.....................   149,549    114,792     37,696
      Inventories.............................   (62,233)    67,149     49,302
      Accounts payable........................   (55,826)   (56,211)    61,726
      Income taxes payable....................     8,624     (6,367)    10,873
      Accrued warranty........................   (20,972)     2,037     22,070
      Other assets and liabilities............   (61,485)    16,740     15,568
                                               ---------  ---------  ---------
        Net cash provided by operating
         activities...........................   284,352    463,889    496,669
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of marketable securities..........   (71,573)   (78,145)   (37,890)
  Maturities of marketable securities.........       --     125,292     70,400
  Purchases of equity securities..............   (15,000)    (1,750)    (4,147)
  Acquisition of intangible assets............   (25,850)       --      (2,500)
  Proceeds from sale of interest in recording
   heads operations...........................    94,000        --         --
  Investment in property and equipment........  (149,749)  (115,662)   (85,608)
  Proceeds from disposition of property and
   equipment..................................     5,962        143        --
  Proceeds from repayment of note receivable..    18,000        --       3,126
                                               ---------  ---------  ---------
        Net cash used in investing
         activities...........................  (144,210)   (70,122)   (56,619)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from long-term credit facilities...       --      33,545     10,000
  Purchase of treasury stock..................       --    (305,287)  (324,698)
  Principal payments on long-term credit
   facilities.................................  (180,977)   (34,090)   (29,114)
  Proceeds from issuance of common stock,
   net........................................    50,360     42,283     49,656
  Proceeds from issuance of convertible
   subordinated notes.........................   287,500        --         --
                                               ---------  ---------  ---------
        Net cash provided by (used in)
         financing activities.................   156,883   (263,549)  (294,156)
                                               ---------  ---------  ---------
Increase in cash and cash equivalents.........   297,025    130,218    145,894
Cash and cash equivalents at beginning of
 period.......................................   345,125    642,150    772,368
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $ 642,150  $ 772,368  $ 918,262
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information:
  Conversion of debentures to common stock.... $ 241,350  $     --   $     --
                                               =========  =========  =========
  Conversion of redeemable preferred stock to
   common stock............................... $   3,888  $     --   $     --
                                               =========  =========  =========
  Cash paid during the year for:
    Interest.................................. $  29,030  $  26,721  $  26,878
                                               =========  =========  =========
    Income taxes.............................. $  62,615  $   2,718  $  28,469
                                               =========  =========  =========
Tangible and intangible assets acquired for
 shares of Quantum, DSSG and HDDG common
 stock, net of cash acquired and liabilities
 assumed...................................... $     --   $ 289,474  $ 104,698
                                               =========  =========  =========

          See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                               Quantum         DLT & Storage      Hard Disk
                          Corporation Common   Systems Group     Drive Group    Capital
                                Stock           Common Stock    Common Stock   in Excess
                          -------------------  ---------------  --------------    of
                           Shares     Amount   Shares   Amount  Shares  Amount Par Value
                          ---------  --------  -------  ------  ------  ------ ---------

Balances at March 31,
 1997...................    130,864  $  1,308      --   $  --      --    $--   $ 458,492
Comprehensive income:
  Net income............        --        --       --      --      --     --         --
  Other comprehensive
   loss--foreign
   currency translation
   adjustments..........        --        --       --      --      --     --         --
Comprehensive income....        --        --       --      --      --     --         --
Conversion of
 subordinated
 debentures.............     21,626       216      --      --      --     --     236,506
Conversion of Series B
 preferred shares.......        180         2      --      --      --     --       3,886
Shares issued under
 employee stock purchase
 plan...................      3,454        35      --      --      --     --      21,442
Shares issued under
 employee stock option
 plans, net.............      4,755        48      --      --      --     --      28,835
Compensation expense and
 other..................        --        --       --      --      --     --       4,236
Tax benefits related to
 stock option plans.....        --        --       --      --      --     --      21,285
                          ---------  --------  -------  ------  ------   ----  ---------
Balances at March 31,
 1998...................    160,879     1,609      --      --      --     --     774,682
Comprehensive loss:
  Net loss..............        --        --       --      --      --     --         --
  Other comprehensive
   income--foreign
   currency translation
   adjustments..........        --        --       --      --      --     --         --
Comprehensive loss......        --        --       --      --      --     --         --
Shares issued under
 employee stock purchase
 plan...................      2,555        26      --      --      --     --      24,014
Shares issued under
 employee stock option
 plans, net.............      2,502        25      --      --      --     --      18,218
Treasury shares
 repurchased............    (15,477)      --       --      --      --     --         --
Treasury shares reissued
 for ATL acquisition....     15,477       --       --      --      --     --         --
New shares issued for
 ATL acquisition........      1,471        15      --      --      --     --      22,973
Conversion of ATL stock
 options................        --        --       --      --      --     --      22,367
Compensation expense and
 other..................        --        --       --      --      --     --       5,636
Tax benefits related to
 stock option plans.....        --        --       --      --      --     --      16,869
                          ---------  --------  -------  ------  ------   ----  ---------
Balances at March 31,
 1999...................    167,407     1,675      --      --      --     --     884,759
Comprehensive income:
  Net income............        --        --       --      --      --     --         --
  Other comprehensive
   income:
   Foreign currency
    translation
    adjustments.........        --        --       --      --      --     --         --
   Unrealized gain on
    investments, net of
    income taxes of
    $12,025.............        --        --       --      --      --     --         --
  Other comprehensive
   income...............        --        --       --      --      --     --         --
Comprehensive income....        --        --       --      --      --     --         --
Shares issued under
 employee stock purchase
 plan...................        829         8    1,145      11     572      6     25,462
Shares issued under
 employee stock option
 plans, net.............      1,065        10    2,526      25   1,923     19     31,331
Treasury shares
 repurchased--Quantum
 common stock...........     (3,868)      --       --      --      --     --         --
Recapitalization (August
 3, 1999)...............   (165,433)   (1,693) 165,433   1,693  82,716    846       (846)
Tracking stock issuance
 costs..................        --        --       --      --      --     --      (7,216)
Treasury shares reissued
 for Meridian
 acquisition............        --        --     3,868     --    1,934    --       3,505
New shares issued for
 Meridian acquisition...        --        --       186       2      93      1      4,216
Conversion of Meridian
 stock options..........        --        --       --      --      --     --      10,276
Treasury shares
 repurchased and
 retired--DSSG and HDDG
 common stock...........        --        --   (15,735)   (157) (3,454)   (34)  (240,268)
Compensation expense and
 other..................        --        --       --      --      --     --       7,868
Tax benefits related to
 stock option plans.....        --        --       --      --      --     --      15,521
                          ---------  --------  -------  ------  ------   ----  ---------
Balances at March 31,
 2000...................        --   $    --   157,423  $1,574  83,784   $838  $ 734,608
                          =========  ========  =======  ======  ======   ====  =========

           See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                                 (In thousands)

                                             Accumulated
                                                Other
                                  Retained  Comprehensive Treasury
                                  Earnings  Income (Loss)   Stock       Total
                                  --------  ------------- ---------  -----------

Balances at March 31, 1997......  $426,392     $   --     $     --   $   886,192
Comprehensive income:
  Net income....................   170,801         --           --       170,801
  Other comprehensive loss--
   foreign currency translation
   adjustments..................       --       (1,462)         --        (1,462)
                                                                     -----------
Comprehensive income............       --          --           --       169,339
Conversion of subordinated
 debentures.....................       --          --           --       236,722
Conversion of Series B preferred
 shares.........................       --          --           --         3,888
Shares issued under employee
 stock purchase plan............       --          --           --        21,477
Shares issued under employee
 stock option plans, net........       --          --           --        28,883
Compensation expense and other..       --          --           --         4,236
Tax benefits related to stock
 option plans...................       --          --           --        21,285
                                  --------     -------    ---------  -----------
Balances at March 31, 1998......   597,193      (1,462)         --     1,372,022
Comprehensive loss:
  Net loss......................   (29,535)        --           --       (29,535)
  Other comprehensive income--
   foreign currency translation
   adjustments..................       --          612          --           612
Comprehensive loss..............       --          --           --       (28,923)
Shares issued under employee
 stock purchase plan............       --          --           --        24,040
Shares issued under employee
 stock option plans, net........       --          --           --        18,243
Treasury shares repurchased.....       --          --      (305,287)    (305,287)
Treasury shares reissued for ATL
 acquisition....................   (63,452)        --       305,287      241,835
New shares issued for ATL
 acquisition....................       --          --           --        22,988
Conversion of ATL stock
 options........................       --          --           --        22,367
Compensation expense and other..       --          --           --         5,636
Tax benefits related to stock
 option plans...................       --          --           --        16,869
                                  --------     -------    ---------  -----------
Balances at March 31, 1999......   504,206        (850)         --     1,389,790
Comprehensive income:
  Net income....................    40,844         --           --        40,844
  Other comprehensive income:
   Foreign currency translation
    adjustments.................       --         (212)         --           --
   Unrealized gain on
    investments, net of income
    taxes of $12,025............       --       18,023          --           --
                                               -------
  Other comprehensive income....       --       17,811          --        17,811
                                                                     -----------
Comprehensive income............       --          --           --        58,655
Shares issued under employee
 stock purchase plan............       --          --           --        25,487
Shares issued under employee
 stock option plans, net........       --          --           --        31,385
Treasury shares repurchased--
 Quantum common stock...........       --          --       (84,239)     (84,239)
Recapitalization (August 3,
 1999)..........................       --          --           --           --
Tracking stock issuance costs...       --          --           --        (7,216)
Treasury shares reissued for
 Meridian acquisition...........       --          --        84,239       87,744
New shares issued for Meridian
 acquisition....................       --          --           --         4,219
Conversion of Meridian stock
 options........................       --          --           --        10,276
Treasury shares repurchased and
 retired--DSSG and HDDG common
 stock..........................       --          --           --      (240,459)
Compensation expense and other..       --          --           --         7,868
Tax benefits related to stock
 option plans...................       --          --           --        15,521
                                  --------     -------    ---------  -----------
Balances at March 31, 2000......  $545,050     $16,961    $     --   $ 1,299,031
                                  ========     =======    =========  ===========

          See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

   Nature of Business. Quantum Corporation ("Quantum" or "the Company") operates its business through two separate groups: the DLT & Storage Systems group ("DSSG") and the Hard Disk Drive group ("HDDG") as described below.

   DSSG designs, develops, manufactures, licenses and markets DLTtape drives, DLTtape media cartridges and storage systems. DSSG's storage systems consist of DLTtape libraries, solid state storage systems, network attached storage appliances and service. DLTtape is DSSG's half-inch tape technology that is the de facto industry standard for data backup in the mid-range server market.

   HDDG designs, develops and markets a diversified product portfolio of hard disk drives to meet the storage requirements of entry-level to high-end desktop PCs in home and business environments, and high-end hard disk drives for the storage needs of network servers, workstations and storage sub-systems. HDDG also designs hard disk drives for consumer electronics devices.

   Recapitalization. On July 23, 1999, the Company's stockholders approved a tracking stock proposal. As a result, Quantum's Certificate of Incorporation was amended and restated, effective as of the close of business on August 3, 1999, designating two new classes of Quantum Corporation common stock, DLT & Storage Systems group common stock, $.01 par value per share and Hard Disk Drive group common stock, $.01 par value per share. On August 3, 1999, each authorized share of Quantum common stock, $.01 par value per share, was exchanged for one share of DSSG stock and one-half share of HDDG stock. These two securities are intended to track separately the performance of the DLT & Storage Systems group and the Hard Disk Drive group.

   Financial Statement Presentation. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current presentation.

   Use of Estimates. The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, significant estimates are required to value inventory and estimate the future cost associated with the Company's warranties. If the actual value of the Company's inventories and associated reserves differs from these estimates, the Company's operating results could be materially adversely impacted. The actual results with regard to warranty expenditures could also have a material adverse impact on the Company if the actual rate of unit failure or the cost to repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

   Revenue Recognition. Revenue from sales of products is recognized on passage of title to customers, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured, with provision made for estimated returns. The Company accrues royalty revenue based on licensees' sales that incorporate certain licensed technology as reported by the licensees.

   Foreign Currency Translation and Transactions. Assets, liabilities, and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of the Company's material foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income (loss) within stockholders' equity. Although close to half of the Company's sales

                              QUANTUM CORPORATION
are made to customers in non-U.S. locations and all of the Company's hard disk drive products are manufactured in Japan, Singapore and Ireland by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), a majority of the Company's material transactions are denominated in U.S. dollars. Accordingly, transaction gains or losses have been immaterial to the Company's consolidated financial statements for all years presented. The effect of foreign currency exchange rate fluctuations on cash was also immaterial for the years presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income.

   Foreign Exchange Contracts. The effect of foreign currency rate changes on the remeasurement of certain assets and liabilities denominated in a foreign currency are managed using foreign currency forward exchange contracts. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, with changes in value recognized in other income.

   Equity Instruments Indexed to the Company's Common Stock. Equity instruments are utilized in connection with the Company's stock repurchase program, which give the Company the choice of cash settlement or settlement in shares of common stock. Proceeds received upon the sale of equity instruments and amounts paid upon the purchase of equity instruments are recorded as a component of stockholders' equity. Subsequent changes in the fair value of the equity instruments are not recognized. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded as a component of stockholders' equity.

   Net Income (Loss) Per Share. Net income (loss) per share was calculated on a consolidated basis until DSSG stock and HDDG stock were created as a result of the recapitalization on August 3, 1999. Subsequent to this date, net income
(loss) per share was computed individually for DSSG and HDDG.

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

   Concentration of Credit Risk. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Sales to the Company's top five customers in fiscal year 2000 represented 47% of revenue. Two customers accounted for 13% and 12% of revenue, respectively. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations.

   The Company invests its excess cash in deposits with major banks and in money market funds and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal risk. The Company has not experienced any material losses on these investments. The Company limits the amount of credit exposure to any one issuer and to any one type of investment.

                              QUANTUM CORPORATION

   Investments in Joint Ventures and Other Entities. Investments in joint ventures and other entities are recorded in other assets. Investments in joint ventures are accounted for by the equity method. Dividends are recorded as a reduction of the carrying value of the investment when received.

   Investments in other entities (generally less-than-20-percent-owned companies) that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Dividends are recorded in other income when received.

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

   Acquired Intangible Assets. Goodwill and other acquired intangible assets are amortized over their estimated useful lives, which range from two to fifteen years. The accumulated amortization at March 31, 1999 and 2000 was $18 million and $42 million, respectively. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. The Company assesses the recoverability of its assets, including goodwill, by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

   Warranty Expense. The Company generally warrants its products against defects for a period of one to five years. A provision for estimated future costs and estimated returns for credit relating to warranty are recorded when products are shipped and revenue recognized.

   Advertising Expense. The Company accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising expense for the years ended March 31, 1998, 1999 and 2000, was $41 million, $46 million, and $51 million, respectively.

   Stock-Based Compensation. The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

   Risks and Uncertainties. As is typical in the information storage industry, a significant portion of the Company's customer base is concentrated with a small number of OEMs, and the Company is not able to predict whether there will be any significant change in the demand for its customers' products. The loss of any one of the Company's more significant customers could have a material adverse effect on the Company's results of operations. A limited number of disk and tape drive storage products make up a significant majority of the Company's sales, and due to increasingly rapid technological change in the industry, the Company's future depends on its ability to develop and successfully introduce new products. Quantum utilizes a third party, MKE, to manufacture all of the hard disk drive products it sells. The Company relies on MKE's ability to bring new products rapidly to volume production and to meet stringent quality standards. MKE manufactures Quantum's drives in Japan, Singapore, and Ireland. If MKE were unable to satisfy Quantum's production requirements, the Company would not have an alternative source to meet the demand for its products without substantial delay and disruption to its operations.

   Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative

                              QUANTUM CORPORATION

Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect SFAS No. 133 to have a material effect on the Company's financial position or results of operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company is required to adopt SFAS 133 in fiscal year 2002.

   Revenue Recognition and Financial Statements. In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

   Certain Transactions Involving Stock Compensation. In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Note 2 Financial Instruments

Available-For-Sale Securities

   The following is a summary of available-for-sale securities, all of which are classified as cash equivalents and marketable securities:

                                           March 31, 1999     March 31, 2000
                                         ------------------ ------------------
                                         Amortized   Fair   Amortized   Fair
                                           Cost     Value     Cost     Value
                                         --------- -------- --------- --------
                                                    (In thousands)
   Certificates of deposit.............. $499,400  $499,400 $590,171  $590,171
   Money market funds...................  125,200   125,200  131,900   131,900
   Corporate commercial paper and bank
    notes...............................   58,484    58,486  128,222   128,246
   U.S. Treasury securities and
    obligations of U.S. government
    agencies ...........................  100,589   100,589   28,952    28,962
   Equity securities....................      --        --         8    30,048
   Other................................    5,121     5,121   14,500    14,500
                                         --------  -------- --------  --------
                                         $788,794  $788,796 $893,753  $923,827
                                         ========  ======== ========  ========
   Included in cash and cash
    equivalents......................... $764,368  $764,368 $891,713  $891,747
   Included in marketable securities....   24,426    24,428    2,040    32,080
                                         --------  -------- --------  --------
                                         $788,794  $788,796 $893,753  $923,827
                                         ========  ======== ========  ========

   The difference between the amortized cost of available-for-sale securities and fair value was immaterial at March 31, 1999. At March 31, 2000, unrealized gains on available-for-sale securities were recorded, net of tax, as a component of accumulated other comprehensive income within stockholders' equity. The estimated fair

                              QUANTUM CORPORATION
value of available-for-sale securities is based on market quotations. There were no sales of available-for-sale securities in fiscal years 1999 or 2000. At March 31, 2000, the average available-for-sale portfolio duration was approximately 15 days for debt securities, and no security had a maturity longer than one year.

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

   The following is a summary of foreign currency forward contracts held for asset and liability management purposes:

                                                             March 31,
                                                     --------------------------
                                                          1999          2000
                                                     --------------  ----------
                                                           (In millions,
                                                     except for forward rates)
   Currency to be sold..............................            Yen         Yen
   Maturity dates................................... April-May 1999  April 2000
   Foreign currency notional amount.................      2,900 yen     650 yen
   Weighted average forward rate....................         119.06      109.88
   U.S. dollar notional amount......................         $ 24.4       $ 5.9
   U.S. dollar equivalent...........................         $ 24.5       $ 6.2
   Fair value.......................................         $ (0.1)      $(0.3)

                              March 31, 1999                 March 31, 2000
                             ----------------- --------------------------------------------
                                        (In millions, except for forward rates)
   Currency to be
    purchased..............        Swiss Franc       Swiss Franc         Yen     Irish Punt
   Maturity dates..........         April 1999        April 1999  April 2000     April 2000
   Foreign currency
    notional amount........  22.0 Swiss Francs 42.7 Swiss Francs     400 yen 7.6 Irish Punt
   Weighted average forward
    rate...................               1.49              1.65       104.7           1.23
   U.S. dollar notional
    amount.................              $14.8             $25.9        $3.8           $9.3
   U.S. dollar equivalent..              $14.8             $25.8        $3.8           $9.3
   Fair value..............              $  --            $ (0.1)       $ --           $ --

   The fair values for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying Yen, Swiss Francs or Irish Punt at the balance sheet dates. The Company generally does not require collateral from the counterparties to foreign currency forward contracts.

                              QUANTUM CORPORATION

Carrying Amount Fair Value Carrying Amount Fair Value

   The estimated fair value of the Company's borrowings are summarized as follows:

                                                   March 31,
                             -----------------------------------------------------
                                        1999                       2000
                             -------------------------- --------------------------
                             Carrying Amount Fair Value Carrying Amount Fair Value
                             --------------- ---------- --------------- ----------
                                                 (In millions)
   Convertible subordinated
    debt...................      $287.5        $254.6       $287.5        $227.1
   Revolving credit line...        18.0          18.0          --            --
   Mortgage loan...........        40.0          40.8         38.9          39.0

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

Note 3 Inventories

   Inventories consisted of:

                                                                  March 31,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
                                                               (In thousands)
   Materials and purchased parts............................  $ 62,342 $ 49,206
   Work in process..........................................    27,531   42,323
   Finished goods...........................................   182,113  132,296
                                                              -------- --------
                                                              $271,986 $223,825
                                                              ======== ========

Note 4 Property, Plant and Equipment

   Property, plant and equipment consisted of:

                                                                March 31,
                                                           --------------------
                                                             1999       2000
                                                           ---------  ---------
                                                             (In thousands)
   Machinery and equipment...............................  $ 365,795  $ 370,850
   Furniture and fixtures................................     33,330     36,489
   Buildings and leasehold improvements..................    159,470    123,775
   Land..................................................      4,950      5,242
                                                           ---------  ---------
                                                             563,545    536,356
   Less accumulated depreciation and amortization........   (291,617)  (299,671)
                                                           ---------  ---------
                                                           $ 271,928  $ 236,685
                                                           =========  =========

                              QUANTUM CORPORATION

Note 5 Business Combinations

Meridian Data, Inc.

   On September 10, 1999, the Company's DLT & Storage Systems group completed the acquisition of Meridian Data, Inc. ("Meridian"). Meridian is a developer and manufacturer of network attached storage appliances for the PC local area network environment. The acquisition has been accounted for as a purchase at a total cost of $115 million. The acquisition was completed with the issuance of
4.1 million shares of DSSG common stock and 2 million shares of HDDG common stock valued at $74 million and $18 million, respectively, on the date of acquisition in exchange for all outstanding shares of Meridian; the conversion of outstanding Meridian stock options into options to purchase 630,000 shares of DSSG common stock and 315,000 shares of HDDG common stock valued at $8 million and $2 million, respectively; and the assumption of Meridian liabilities and other acquisition costs of approximately $13 million. At the date of acquisition, Meridian had $11 million of cash and marketable securities and a net operating loss carryforward for U.S. federal income tax purposes of approximately $46 million. Meridian's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's financial position or results of operations.

   The purchase price has been allocated based on the estimated fair market value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, the Company expensed $37 million of the purchase price as in-process research and development in the second quarter of fiscal year 2000. The remaining intangible assets will be amortized on a straight-line basis over periods ranging from five to ten years.

   The following is a summary of the purchase price allocation (in millions):

   Tangible assets acquired............................................... $ 12
   In-process research and development....................................   37
   Completed technology...................................................   29
   Trademark..............................................................    4
   Assembled workforce....................................................    3
   Goodwill...............................................................   45
   Deferred tax liability.................................................  (15)
                                                                           ----
                                                                           $115
                                                                           ====

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

   Four in-process research and development projects were identified and valued, including three Snap! Server projects and one operating system ("O/S") project. The Snap! Server is a family of network attached storage appliances with products, which incorporate hard disk drives and an O/S designed to meet the requirements of

                              QUANTUM CORPORATION
entry and workgroup level computing environments where multiple computer users access shared data files over a local area network. Since the O/S represents a significant technology component of the Snap! Server product, the O/S technology was valued as a separate technology asset. These projects are intended to provide additional capacity and enhanced functionality to current Snap! Server products. The Snap! Server projects and the O/S project represent 61% and 39%, respectively, of the total in-process research and development value of $37 million. As of September 10, 1999, the Snap! Server projects ranged from 24% to 82% complete and the O/S technology project was 39% complete. The Snap! Server and O/S projects were completed on schedule in fiscal year 2000.

ATL Products, Inc.

   On September 28, 1998, the Company completed the acquisition of ATL Products, Inc. ("ATL"). ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip(TM) automation technology. The acquisition has been accounted for as a purchase with a total cost of $335 million. The acquisition was completed with the issuance of 16.9 million shares of Quantum common stock valued at $265 million on the date of acquisition in exchange for all outstanding shares of ATL, the conversion of outstanding ATL stock options into options valued at $22 million to purchase 1.8 million shares of Quantum common stock and the assumption of $45 million of ATL liabilities. The Company also recognized deferred tax liabilities of $33 million. ATL's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

   The purchase price has been allocated based on the estimated fair market value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, the Company expensed $89 million of the purchase price as in-process research and development in the third quarter of fiscal year 1999. The remaining intangible assets are being amortized on a straight-line basis over periods ranging from two to fifteen years.

   The following is a summary of the purchase price allocation (in millions):

   Tangible assets acquired............................................. $ 59
   In-process research and development..................................   89
   Completed technology.................................................   42
   Trademarks and trade names...........................................   20
   Original equipment manufacturer and value added reseller customer
    relationships.......................................................   14
   Assembled workforce..................................................    4
   Non-compete agreements...............................................    2
   Goodwill.............................................................  138
   Deferred tax liability...............................................  (33)
                                                                         ----
                                                                         $335
                                                                         ====

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

                              QUANTUM CORPORATION

These projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

   Five in-process research and development projects were identified and valued, including three tape library projects, one network project and one software project. These projects were intended to develop next-generation automated tape library and software management products. As of September 28, 1998, the tape library projects ranged from 68% to 83% complete, the network project was 54% complete and the software project was 78% complete. These projects were completed by the end of fiscal year 2000.

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

                                                           Year Ended Year Ended
                                                           March 31,  March 31,
                                                              1998       1999
                                                           ---------- ----------
                                                              (In thousands)
   Revenue...............................................  $5,866,237 $4,942,367
   Net income............................................  $  152,345 $   48,755
   Net income per share:
     Basic...............................................  $     1.10 $     0.30
     Diluted.............................................  $     0.95 $     0.28

Note 6 Special Charges

Hard Disk Drive Group

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

   In connection with the charge, HDDG currently expects a workforce reduction of approximately 600 employees. In addition, approximately 100 open requisitions and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDDG's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. As of March 31, 2000, 322 of the 600 employees had been terminated. HDDG anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2001.

                              QUANTUM CORPORATION

   Subsequent to the end of the second quarter fiscal year 2000, HDDG revised its estimate of costs required to implement the restructuring plan. HDDG currently estimates that severance and benefits, inventory and other costs, which include the disposition of additional capital assets, will be more than previously estimated as a result of the planned changes in the customer service strategy. HDDG also estimates that costs associated with vacating leased facilities will be less than previously estimated as a result of vacating a major facility earlier than previously expected. Accordingly, HDDG has reallocated amounts between these categories.

   As of March 31, 2000, HDDG had incurred $7 million in cash expenditures associated with employee severance and benefits, facilities and other costs. HDDG expects to incur additional cash expenditures associated with the plan of approximately $19 million, which it will fund from operations.

   The following table summarizes activity related to the special charge at March 31, 2000:

                             Severance   Facilities             Other
                            and Benefits   Costs    Inventory   Costs    Total
                            ------------ ---------- ---------  -------  --------
                                              (In thousands)
   Special charge
    provision..............   $ 7,833     $26,359   $ 13,214   $12,000  $ 59,406
   Cash payments...........    (3,906)     (1,394)       --     (1,663)   (6,963)
   Non-cash charges........       --       (5,646)   (15,588)   (8,800)  (30,034)
   Adjustments.............     1,166      (7,852)     2,374     4,312       --
                              -------     -------   --------   -------  --------
   Balance at March 31,
    2000...................   $ 5,093     $11,467   $    --    $ 5,849  $ 22,409
                              =======     =======   ========   =======  ========

DLT & Storage Systems Group

   During the fourth quarter of fiscal year 2000, DSSG recorded a special charge of $40.1 million. The charge was primarily focused on DSSG's DLTtape Division and reflected DSSG's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTape Division and an acceleration of DSSG's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

   The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed assets to be written-off, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

   The facilities costs noted above include lease payments for vacant space in a facility in Colorado Springs, Colorado, the write off of related leasehold improvements and manufacturing equipment, as well as the write-off of certain leasehold improvements at Quantum's facility in Penang, Malaysia, as this space is converted to DSSG manufacturing. DSSG expects that the Colorado facility will be vacated by the end of fiscal year 2001.

   The write-off of investments reflects DSSG's decision to end its research on certain optical based storage solutions. As a result, DSSG has written of an equity investment and technology licenses related to optical technology.

   DSSG currently expects a workforce reduction of approximately 900 employees. The reduction in force primarily affects employees at DSSG's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of March 31, 2000, 178 employees had been terminated. DSSG anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2001.

                              QUANTUM CORPORATION

   As of March 31, 2000, DSSG had incurred cash expenditures of $2 million associated with employee severance and benefits and other costs. DSSG expects to incur additional cash expenditures associated with the plan of approximately $16 million, which will be funded out of operations.

   The following table summarizes activity related to the special charge at March 31, 2000:

                             Severance   Facilities              Fixed    Other
                            and Benefits   Costs    Investments Assets    Costs    Total
                            ------------ ---------- ----------- -------  -------  --------
                                                   (In thousands)
   Special charge
    provision..............    $7,646     $13,500    $ 13,908   $ 3,163  $ 1,866  $ 40,083
   Cash payments...........      (956)        --          --        --    (1,102)   (2,058)
   Non-cash charges........       --          --      (13,908)   (3,163)     --    (17,071)
                               ------     -------    --------   -------  -------  --------
   Balance at March 31,
    2000...................    $6,690     $13,500    $    --    $   --   $   764  $ 20,954
                               ======     =======    ========   =======  =======  ========

Note 7 Loss from Investee

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

Summarized Financial Information

   The following is summarized financial information for MKQC:

                                                                  Period from
                                                                 May 16, 1997,
                                                               to March 31, 1998
                                                               -----------------
                                                                (In thousands)
     Revenue..................................................     $ 165,775
     Gross profit (loss)......................................       (43,677)
     Loss from operations.....................................      (131,693)
     Net loss.................................................      (134,816)

   On October 28, 1998, the Company and MKE agreed to dissolve MKQC because MKQC had not been able to produce MR recording heads on a cost-effective basis. In connection with the dissolution, MKE has taken

                              QUANTUM CORPORATION
control and ownership of MKQC's manufacturing operations in Batam, Indonesia; MKQC's domestic operations have ceased; and its domestic assets are in liquidation. In the third quarter of fiscal year 1999, the Company recorded a $101 million loss from investee which includes a write-off of Quantum's investment in MKQC; a write-down of Quantum's interest in facilities in Louisville, Colorado, and Shrewsbury, Massachusetts that were occupied by MKQC; warranty costs resulting from MR recording heads manufactured by MKQC; and Quantum's 49% pro rata share in funding MKQC's repayment of its obligations, bank debt, accounts payable, and other liabilities through June 1999 when the liquidation of MKQC was expected to be completed.

   MKQC's unaudited net loss for the six months ended September 27, 1998 was $84 million on revenue of $62 million. The Company's 49% interest in this net loss was $41 million.

Note 8 Credit Agreements, Long-Term Debt and Convertible Subordinated Debt

   Quantum's debt includes the following:

                                                                  March 31,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
                                                               (In thousands)
   7% convertible subordinated notes........................  $287,500 $287,500
   Revolving credit line, 6.0% average rate, payable through
    June 2000...............................................    18,000      --
   Mortgage.................................................    39,985   38,871
                                                              -------- --------
                                                               345,485  326,371

   Less short-term portion of debt..........................     1,024    1,033
                                                              -------- --------
   Total long-term debt and convertible subordinated debt...  $344,461 $325,338
                                                              ======== ========

   In June 1997, the Company entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At the option of the Company, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by a total funded debt ratio, or at a base rate, with option periods of one to six months. At March 31, 1999 and March 31, 2000, there was no outstanding balance drawn on this line.

   In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with the Company's $500 million revolving credit line, expiring in June 2000. As amended, at the option of ATL, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by the Company's total funded debt ratio, or at a base rate, with option periods of two weeks to six months. At March 31, 1999, $18 million was outstanding and at March 31, 2000, there was no outstanding balance drawn on this line.

   In July 1997, the Company issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of HDDG common stock and DSSG common stock. The notes are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, and 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note. The Company has the option to redeem the notes on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of the Company's common stocks. Subsequent to August 1, 2001, the Company may redeem the notes at any time. In the event of certain changes involving all or substantially all of the Company's common stocks, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of the Company's existing and future senior indebtedness.

                              QUANTUM CORPORATION

   In September 1996, the Company entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years. The Company is required to make monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term. The debt is secured by specified real estate.

   Principal payments required on long-term debt outstanding at March 31, 2000, are $1.1 million in fiscal year 2001, $1.2 million in fiscal year 2002, $1.3 million in fiscal year 2003, $1.5 million in fiscal year 2004 and $1.6 million in fiscal year 2005.

   Subsequent to March 31, 2000, the Company entered into new credit facility agreements as described in Note 18 of the Notes to Consolidated Financial Statements.

Note 9 Stock Incentive Plans

   As a result of the recapitalization, each outstanding stock option under the Company's stock option plans was converted into separately exercisable options to acquire one share of DLT & Storage Systems group stock and one-half of a share of Hard Disk Drive group stock. The exercise price for the resulting DSSG stock options and HDDG stock options was calculated by multiplying the exercise price under the original options by a fraction, the numerator of which was the opening price of DSSG stock or HDDG stock on August 4, 1999 (the date such stocks were first traded on the New York Stock Exchange) and the denominator of which was the sum of these DSSG and HDDG stock prices. However, the aggregate intrinsic value of the options was not increased, and the ratio of the exercise price per option to the market value per share was not reduced. In addition, the vesting provisions and option periods of the original grants remained the same upon conversion.

   Long-Term Incentive Plan. The Company has a Long-Term Incentive Plan (the "Plan") that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as "options") to employees, consultants, officers and affiliates of the Company. The Plan has available and reserved for future issuance 23.6 million shares and 11.3 million shares of DSSG stock and HDDG stock, respectively, and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 2000, were 4.1 million shares of DSSG group stock and 1.1 million shares of HDDG stock. Options under the Plan expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plan generally vests over two to three years. In fiscal years 1998, 1999 and 2000, the Company recorded compensation expense of $3,179,000, $3,211,000 and $3,082,000, respectively, related to restricted stock granted pursuant to stock purchase rights under the Plan. In fiscal years 1998, 1999 and 2000, the Company granted 65,500 shares, 157,200 shares, and 99,800 shares, respectively, of Quantum Corporation restricted stock under the Plan at an exercise price of $.01 per share. Additionally, 321,600 shares of DSSG restricted stock and 155,800 shares of HDDG restricted stock were granted during fiscal year 2000 at an exercise price of $.01 per share.

   Supplemental Plan. The Company has a Supplemental Stock Plan (the "SSP") that provides for the issuance of stock options and stock purchase rights (collectively referred to as "options") to employees and consultants of the Company. The SSP has available and reserved for future issuance 9.7 million shares and 5.7 million shares of DSSG stock and HDDG stock, respectively. Options under the SSP generally vest over two to four years and expire ten years after the grant date. At March 31, 2000, options with respect to 1.8 million shares of DSSG stock and 853,000 shares of HDDG stock were available for grant. Restricted stock granted under the SSP generally vests over two to three years. In fiscal year 2000, Quantum recorded compensation expense of $4,532,000 related to restricted stock granted pursuant to stock purchase rights under the SSP. In fiscal year 2000, 3.0 million shares of DSSG restricted stock and 1.5 million of HDDG restricted stock were granted under the SSP at an exercise price of $.01 per share.

                              QUANTUM CORPORATION

   Stock Option Plans. The Company has Stock Option Plans (the "Plans") under which 4.3 million shares and 2.0 million shares of DSSG stock and HDDG stock, respectively, were reserved for future issuance at March 31, 2000 to employees, officers and directors of the Company. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value, and accordingly no compensation accounting has been required at the original date of grant. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years. At March 31, 2000, options with respect to 377,500 shares and 189,000 shares of DSSG stock and HDDG stock, respectively, were available for grant.

   Stock Option Summary Information. A summary of activity relating to the Long-Term Incentive Plan, the Supplemental Plan and the Stock Option Plans follows:

                                             Year Ended March 31,
                                   -------------------------------------------
                                           1998                  1999
                                   --------------------- ---------------------
                                           Weighted-Avg.         Weighted-Avg.
                                   Shares    Exercise    Shares    Exercise
                                   (000s)      Price     (000s)      Price
                                   ------  ------------- ------  -------------
   Outstanding at beginning of
    period.......................  16,354     $ 7.52     17,005     $12.09
   Granted.......................   6,163     $19.80     10,781     $21.51
   Canceled......................    (718)    $14.11     (1,880)    $22.63
   Exercised.....................  (4,794)    $ 6.10     (2,530)    $ 7.23
                                   ------                ------
   Outstanding at end of period..  17,005     $12.09     23,376     $14.68
                                   ======                ======
   Exercisable at end of
    period.......................   8,332     $ 8.84     11,786     $10.65
                                   ======                ======

                                               Year Ended March 31, 2000
                             -----------------------------------------------------------------
                                 Period from                      Period from
                              April 1, 1999, to               August 4, 1999, to
                                August 3, 1999                  March 31, 2000
                             --------------------- -------------------------------------------
                                                      DLT & Storage        Hard Disk Drive
                             Quantum Corporation      Systems Group             Group
                             --------------------- --------------------- ---------------------
                                     Weighted-Avg.         Weighted-Avg.         Weighted-Avg.
                             Shares    Exercise    Shares    Exercise    Shares    Exercise
                             (000s)      Price     (000s)      Price     (000s)      Price
                             ------  ------------- ------  ------------- ------  -------------
   Outstanding at beginning
    of period..............  23,376     $14.68     26,412     $13.18     13,206      $4.80
   Granted.................   4,719     $18.91     11,037     $ 6.45      7,430      $6.19
   Canceled................    (585)    $18.56     (3,404)    $15.17     (1,789)     $6.39
   Exercised...............  (1,098)    $ 8.87     (2,605)    $ 6.27     (1,961)     $3.06
                             ------                ------                ------
   Outstanding at end of
    period.................  26,412     $15.58     31,440     $11.14     16,886      $5.37
                             ======                ======                ======
   Exercisable at end of
    period.................  13,037     $11.95     13,686     $11.03      6,407      $4.23
                             ======                ======                ======

   The exercise prices for options outstanding at March 31, 2000 range from $0.01 to $26.07 and from $0.01 to $11.06 for DSSG stock and HDDG stock, respectively. Compensation expense of $1,057,000, $2,188,000, and $282,000 was recorded in fiscal years 1998, 1999 and 2000, respectively, in connection with accelerated vesting of stock options under the Plans.

                              QUANTUM CORPORATION

   The following tables summarize information about options outstanding and exercisable at March 31, 2000:

DLT & Storage Systems Group

                                                  Outstanding Options
                                -------------------------------------------------------
                                Shares Outstanding at Weighted-Average
                                   March 31, 2000        Remaining     Weighted-Average
     Range of Exercise Prices          (000s)         Contractual Life  Exercise Price
     ------------------------   --------------------- ---------------- ----------------
      $ 0.01-$ 6.61..........           8,349               4.04            $ 3.17
      $ 6.64-$13.88..........           9,303               8.73            $ 9.20
      $14.19-$26.07..........          13,788               8.28            $17.28
                                       ------
                                       31,440               7.29            $11.14
                                       ======

                                                  Options Exercisable
                                         --------------------------------------
                                         Shares Outstanding at Weighted-Average
     Range of Exercise Prices            March 31, 2000 (000s)  Exercise Price
     ------------------------            --------------------- ----------------
      $ 0.01-$ 6.61.....................         4,974              $ 5.03
      $ 6.64-$13.88.....................         2,870              $ 9.01
      $14.19-$26.07.....................         5,842              $17.12
                                                ------
                                                13,686              $11.03
                                                ======

Hard Disk Drive Group

                                                  Outstanding Options
                                -------------------------------------------------------
                                                      Weighted-Average
                                Shares Outstanding at    Remaining     Weighted-Average
     Range of Exercise Prices   March 31, 2000 (000s) Contractual Life  Exercise Price
     ------------------------   --------------------- ---------------- ----------------
      $0.01-$ 3.21...........           4,469               4.18            $1.33
      $3.22-$ 5.85...........           2,524               6.98            $4.96
      $5.86-$11.06...........           9,893               8.14            $7.30
                                       ------
                                       16,886               6.92            $5.37
                                       ======

                                                  Options Exercisable
                                         --------------------------------------
                                         Shares Outstanding at Weighted-Average
     Range of Exercise Prices            March 31, 2000 (000s)  Exercise Price
     ------------------------            --------------------- ----------------
      $0.01-$ 3.21......................         2,752              $2.02
      $3.22-$ 5.85......................         1,769              $4.82
      $5.86-$11.06......................         1,885              $6.90
                                                 -----
                                                 6,407              $4.23
                                                 =====

   Expiration dates ranged from April 27, 2000 to February 11, 2011 for options outstanding at March 31, 2000. Prices for options exercised during the three-year period ended March 31, 2000, are as follows:

                                                        Period     Price range
                                                    -------------- ------------
     Quantum Corporation........................... 4/1/97-8/3/99  $0.01-$23.94
     DLT & Storage Systems Group................... 8/4/99-3/31/00 $0.01-$19.83
     Hard Disk Drive Group......................... 8/4/99-3/31/00 $0.01-$ 8.00

                              QUANTUM CORPORATION

   Proceeds received by the Company from exercises are credited to common stock and capital in excess of par value.

   Completing the acquisition of Meridian in September 1999 included the conversion of outstanding Meridian stock options into options to purchase 630,000 shares of DSSG common stock and 315,000 shares of HDDG common stock. These options relate to the Company's assumption of Meridian's 1985 Director Incentive Stock Plan, 1988 Incentive Stock Plan, 1995 Director Stock Plan and the 1997 Stock Plan, collectively referred to as the "Meridian Plans." Under the terms of the Meridian Plans, employees, directors and consultants received options to purchase shares of Meridian's previously outstanding common stock at prices not less than 100% of the fair value on the date of grant as determined by Meridian's Board of Directors. Options under Meridian Plans vest over a four year period and expire ten years after date of grant or from 30 days to three months after termination of employment. Subsequent to completing the acquisition of Meridian, no additional grants may be made from the Meridian Plans. See Note 5 for more information on the acquisition of Meridian.

   Completing the acquisition of ATL in September 1998 included the conversion of outstanding ATL stock options into options to purchase 1.8 million shares of Quantum common stock, which were converted, as a result of the recapitalization, into 1.8 million shares and 0.9 million shares of DSSG common stock and HDDG common stock, respectively. These options relate to the Company's assumption of ATL's 1996 Stock Incentive Plan and 1997 Stock Incentive Plan, collectively referred to as the "ATL Plans." Under the terms of the ATL Plans, eligible key employees, directors and consultants received options to purchase shares of ATL's previously outstanding common stock at prices not less than 100% for incentive stock options and not less than 85% for nonqualified stock options of the fair value on the date of grant as determined by ATL's Board of Directors. Options under ATL Plans vest over a three year period and expire ten years after date of grant or 90 days after termination of employment. Subsequent to completing the acquisition of ATL, no additional grants may be made from the ATL Plans. See Note 5 for more information on the acquisition of ATL.

   Stock Purchase Plan. The Company has an employee stock purchase plan (the "Purchase Plan") that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 24.8 million DSSG shares and 12.4 million HDDG shares authorized to be issued under the plan, 1,394,000 shares and 698,000 shares, respectively, were available for issuance at March 31, 2000. Employees purchased
3,454,000 shares, 2,555,000 shares, and 829,000 shares of Quantum Corporation common stock under the Purchase Plan in fiscal years 1998, 1999, and 2000, respectively.

   Additionally, employees purchased 1,145,000 shares of DSSG stock and 571,000 shares of HDDG stock during fiscal year 2000. The weighted average exercise price of Quantum Corporation stock purchased under the Purchase Plan was $6.22, $9.41, and $16.16 in fiscal years 1998, 1999, and 2000, respectively. The weighted average exercise prices of DSSG stock and HDDG stock purchased under the Purchase Plan were $8.08 and $5.03, respectively, in fiscal year 2000.

   Pro forma information. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal year 1997. The Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose the pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option plans and the employee stock purchase plans as all options have been issued at fair market value.

   Pro forma net income and earnings per share information, as required by SFAS No. 123, have been determined as if the Company had accounted for its employee stock options (including shares issued under the Long-Term Incentive Plan, Supplemental Plan, Stock Option Plans, and the Stock Purchase Plan, collectively called "options") granted subsequent to March 31, 1995, under the fair value method of that statement.

                              QUANTUM CORPORATION

   The fair value of options granted in fiscal years 1998, 1999 and 2000 reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Quantum Corporation

                               Long-Term Incentive Plan,
                                   Supplemental Plan
                                and Stock Option Plans                Stock Purchase Plan
                          ----------------------------------- -----------------------------------
                          Fiscal 1998 Fiscal 1999 Fiscal 2000 Fiscal 1998 Fiscal 1999 Fiscal 2000
                          ----------- ----------- ----------- ----------- ----------- -----------
Option life (in years)..      2.9         3.1         2.8         1.6         1.4         1.1
Risk-free interest
 rate...................     6.25%       5.52%       5.19%       6.13%       5.85%       5.57%
Stock price volatility..      .56         .61         .65         .53         .56         .62
Dividend yield..........      --          --          --          --          --          --

DLT & Storage Systems Group

                               Long-Term Incentive Plan,
                                   Supplemental Plan
                                and Stock Option Plans                Stock Purchase Plan
                          ----------------------------------- -----------------------------------
                          Fiscal 1998 Fiscal 1999 Fiscal 2000 Fiscal 1998 Fiscal 1999 Fiscal 2000
                          ----------- ----------- ----------- ----------- ----------- -----------
Option life (in years)..       --          --        2.02          --          --         0.8
Risk-free interest
 rate...................       --          --        6.43%         --          --        6.12%
Stock price volatility..       --          --         .67          --          --         .66
Dividend yield..........       --          --         --           --          --         --

Hard Disk Drive Group

                               Long-Term Incentive Plan,
                                   Supplemental Plan
                                and Stock Option Plans                Stock Purchase Plan
                          ----------------------------------- -----------------------------------
                          Fiscal 1998 Fiscal 1999 Fiscal 2000 Fiscal 1998 Fiscal 1999 Fiscal 2000
                          ----------- ----------- ----------- ----------- ----------- -----------
Option life (in years)..       --          --         3.5          --          --        1.51
Risk-free interest
 rate...................       --          --        6.27%         --          --        5.57%
Stock price volatility..       --          --         .68          --          --         .63
Dividend yield..........       --          --         --           --          --         --

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

                              QUANTUM CORPORATION

   The following is a summary of weighted-average grant date fair values:

Quantum Corporation

                                                           Weighted-Average
                                                           Grant Date Fair
                                                                Value
                                                         --------------------
                                                         Fiscal Fiscal Fiscal
                                                          1998   1999   2000
                                                         ------ ------ ------
   Options granted under the Long-Term Incentive Plan,
    Supplemental Plan and Stock Option Plans............ $ 8.39 $ 9.86 $ 8.55
   Restricted stock granted under the Long-Term
    Incentive Plan and Supplemental Plan ............... $23.68 $22.40 $18.99
   Shares granted under the Stock Purchase Plan......... $ 3.56 $ 4.86 $ 7.85

DLT & Storage Systems Group

                                                                Weighted-Average
                                                                   Grant Date
                                                                   Fair Value
                                                                ----------------
                                                                  Fiscal 2000
                                                                ----------------
   Options granted under the Long-Term Incentive Plan,
    Supplemental Plan
    and Stock Option Plans....................................       $ 4.03
   Restricted stock granted under the Long-Term Incentive Plan
    and
    Supplemental Plan.........................................       $ 8.86
   Shares granted under the Stock Purchase Plan...............       $ 4.62

Hard Disk Drive Group

                                                                Weighted-Average
                                                                   Grant Date
                                                                   Fair Value
                                                                ----------------
                                                                  Fiscal 2000
                                                                ----------------
   Options granted under the Long-Term Incentive Plan,
    Supplemental Plan
    and Stock Option Plans....................................       $ 4.16
   Restricted stock granted under the Long-Term Incentive Plan
    and
    Supplemental Plan.........................................       $ 7.98
   Shares granted under the Stock Purchase Plan...............       $ 2.73

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma net income (loss) and net income (loss) per share follows:

Quantum Corporation

                                           Year Ended March
                                                  31,            Period from
                                           -----------------  April 1, 1999, to
                                             1998     1999     August 3, 1999
                                           -------- --------  -----------------
   Net income (loss) (in thousands)....... $139,907 $(83,964)     $(32,227)
                                           ======== ========      ========
   Net income (loss) per share:
     Basic................................ $   1.03 $  (0.52)     $  (0.19)
                                           ======== ========      ========
     Diluted.............................. $   0.88 $  (0.52)     $  (0.19)
                                           ======== ========      ========

                              QUANTUM CORPORATION

DLT & Storage Systems Group

                                                                 Period from
                                                              August 4, 1999, to
                                                                March 31, 2000
                                                              ------------------
   Net income (in thousands).................................      $54,265
                                                                   =======
   Net income per share:
     Basic...................................................      $  0.33
                                                                   =======
     Diluted.................................................      $  0.33
                                                                   =======

Hard Disk Drive Group

                                                                Period from
                                                             August 4, 1999, to
                                                               March 31, 2000
                                                             ------------------
   Net loss (in thousands)..................................      $(35,678)
                                                                  ========
   Net loss per share:
     Basic..................................................      $  (0.43)
                                                                  ========
     Diluted................................................      $  (0.43)
                                                                  ========

   Since the DSSG stock and HDDG stock were not part of the capital structure of Quantum prior to the recapitalization on August 3, 1999 and no DSSG stock options and HDDG stock options were outstanding prior to this date, pro forma information for DSSG and HDDG for fiscal years 1999 and 1998 is omitted. Accordingly, the pro forma effect of DSSG stock options and HDDG stock options is not representative of what the effect will be in future years.

   As SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until fiscal year 2001.

Note 10 Common Stock and Stockholder Rights Agreement

   The number of authorized shares of common stock is 1,600,000,000, of which 1,000,000,000 shares are authorized for DSSG common stock and 600,000,000 shares are authorized for HDDG common stock. The number of authorized shares of preferred stock is 20,000,000.

   The Company has a stockholder rights agreement (the "Rights Plan") that provides existing stockholders with the right to purchase preferred stock in the event of certain changes in Quantum's ownership. Specifically, existing DSSG stockholders will have the right to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock for each share of DSSG common stock held, or, under certain circumstances, shares of DSSG common stock with a market value twice the exercise price of such right and existing HDDG stockholders will have the right to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock for each share of HDDG common stock held or, under certain circumstances, shares of HDDG common stock with a market value twice the exercise price of such right. The purchase price in either case is determined by the board of directors, subject to adjustment. Subject to certain exceptions, these rights may be exercised the tenth day after any person or group becomes the beneficial owner (or makes an offer that would result in such beneficial ownership) of 20% or more of the outstanding DSSG common stock or HDDG common stock. If such change in beneficial ownership is combined with a merger of the Company or a sale of more than 50% of the assets of the Company, then the existing stockholders have the right to purchase, for the exercise price, a number of shares of common stock in the surviving entity having a market value of twice the exercise

                              QUANTUM CORPORATION
price of such right. The Rights Plan may serve as a deterrent to takeover tactics that are not in the best interests of stockholders. There are 1,600,000 preferred shares reserved for issuance under the Rights Plan.

Note 11 Earnings Per Share

   Net income (loss) per share was calculated on a consolidated basis until DSSG stock and HDDG stock were created as a result of the recapitalization on August 3, 1999. Subsequent to this date, net income (loss) per share was computed individually for DSSG and HDDG.

   The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                      Year Ended March 31,
                         -------------------------------------------------------------------------------
                            1998        1999                              2000
                         ----------- ----------- -------------------------------------------------------
                                                    Period from       Period from        Period from
                                                 April 1, 1999, to August 4, 1999, to August 4, 1999, to
                                                  August 3, 1999     March 31, 2000     March 31, 2000
                                                 ----------------- ------------------ ------------------
                           Quantum     Quantum        Quantum        DLT & Storage     Hard Disk Drive
                         Corporation Corporation    Corporation      Systems Group          Group
                         ----------- ----------- ----------------- ------------------ ------------------
                                              (In thousands, except per share data)
Numerator:
Numerator for basic net
 income (loss) per
 share--income (loss)
 available to common
 stockholders...........  $170,801    $(29,535)      $(17,193)          $ 85,586           $(27,549)
Effect of dilutive
 securities:
5% convertible
 subordinated
 debentures.............     6,668         --             --                 --                 --
                          --------    --------       --------           --------           --------
Numerator for diluted
 net income (loss) per
 share--income (loss)
 available to common
 stockholders...........  $177,469    $(29,535)      $(17,193)          $ 85,586           $(27,549)
                          ========    ========       ========           ========           ========

Denominator:
Denominator for basic
 net income (loss) per
 share--weighted average
 shares.................   136,407     160,670        165,788            162,023             83,018
Effect of dilutive
 securities:
Outstanding options.....     9,600         --             --               5,711                --
Series B preferred
 stock..................        90         --             --                 --                 --
5% convertible
 subordinated
 debentures.............    19,919         --             --                 --                 --
                          --------    --------       --------           --------           --------
Denominator for diluted
 net income (loss) per
 share--adjusted
 weighted
  Average shares and
   assumed conversions..   166,016     160,670        165,788            167,734             83,018
                          ========    ========       ========           ========           ========
Basic net income (loss)
 per share..............  $   1.25    $  (0.18)      $  (0.10)          $   0.53           $  (0.33)
                          ========    ========       ========           ========           ========
Diluted net income
 (loss) per share.......  $   1.07    $  (0.18)      $  (0.10)          $   0.51           $  (0.33)
                          ========    ========       ========           ========           ========

   The computation of diluted net loss per share for Quantum in the year ended March 31, 1999, and in the period April 1, 1999, through August 3, 1999, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which were convertible into 6,206,152 shares of Quantum common stock, or
21.587 shares per $1,000 note, because the effect would have been antidilutive.

                              QUANTUM CORPORATION

   The computation of diluted net income per share for DSSG in the period August 4, 1999 through March 31, 2000, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, because the effect would have been antidilutive.

   The computation of diluted net loss per share for HDDG in the period August 4, 1999 through March 31, 2000, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

   Options to purchase 23,376,499 and 26,411,958 shares of Quantum common stock were outstanding at March 31,1999, and August 3, 1999, respectively. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for Quantum for the year ended March 31, 1999, and the period April 1, 1999 through August 3, 1999, because the effect would have been antidilutive.

   Options to purchase 16,885,729 shares of HDDG common stock were outstanding at March 31, 2000. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for HDDG for the period August 4, 1999 through March 31, 2000, because the effect would have been antidilutive.

Note 12 Savings and Investment Plan

   Substantially all of the regular domestic employees are eligible to make contributions to the Company's 401(k) savings and investment plan. The Company matches a percentage of the employees' contributions and may also make additional discretionary contributions to the plan. Company contributions were $6 million, $7 million and $9 million, in fiscal years 1998, 1999 and 2000, respectively.

Note 13 Income Taxes

   The Company's income tax provision consists of the following:

                                                      Year Ended March 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                                                         (In thousands)
   Federal:
     Current...................................... $ 19,343  $(15,431) $ 46,773
     Deferred.....................................   12,396    26,392   (33,109)
                                                   --------  --------  --------
                                                     31,739    10,961    13,664
                                                   --------  --------  --------
   State:
     Current......................................   19,814     3,856    10,303
     Deferred.....................................  (17,803)       22    (5,717)
                                                   --------  --------  --------
                                                      2,011     3,878     4,586
                                                   --------  --------  --------
   Foreign:
     Current......................................   26,857    18,021    37,391
     Deferred.....................................     (593)   (3,510)   (7,315)
                                                   --------  --------  --------
                                                     26,264    14,511    30,076
                                                   --------  --------  --------
   Income tax provision........................... $ 60,014  $ 29,350  $ 48,326
                                                   ========  ========  ========

                              QUANTUM CORPORATION

   The tax benefits associated with nonqualified stock options, disqualifying dispositions of incentive stock options, and employee stock purchase plan shares reduced taxes currently payable as shown above by $21 million, $17 million, and $15 million in fiscal years 1998, 1999, and 2000, respectively. Such benefits are credited to capital in excess of par value when realized.

   The Company's income tax provision differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as follows:

                                                     Year Ended March 31,
                                                   --------------------------
                                                     1998     1999     2000
                                                   --------  -------  -------
                                                        (In thousands)
   Tax (benefit) at federal statutory rate........ $ 80,788  $   (65) $31,207
   State income tax, net of federal benefit.......    1,307    2,521    2,981
   Research and development credit................   (7,680)  (2,265)  (5,407)
   Foreign earnings taxed at rates different than
    U.S. rates....................................  (15,813)  (5,004)     --
   Acquired in-process research and development...      --    31,150   12,950
   Goodwill amortization..........................      --     1,609    4,075
   Other items....................................    1,412    1,404    2,520
                                                   --------  -------  -------
                                                   $ 60,014  $29,350  $48,326
                                                   ========  =======  =======


   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Significant components of deferred tax assets and liabilities are as follows:

                                                          Year Ended March
                                                                 31,
                                                         --------------------
                                                           1999       2000
                                                         ---------  ---------
                                                           (In thousands)
   Deferred tax assets:
     Inventory valuation methods........................ $  39,770  $  33,327
     Accrued warranty expense...........................    24,041     30,444
     Allowance for doubtful accounts....................     3,379      5,443
     Distribution reserves..............................    10,363     18,115
     Restructuring and special charges..................     4,331     23,262
     Net operating loss and credit carryforwards........       --      37,228
     Other accruals and reserves not currently
      deductible for tax purposes.......................    39,627     27,383
     Depreciation methods...............................    47,429     68,024
     Amortization methods...............................    31,448     29,213
                                                         ---------  ---------
                                                           200,388    272,439
                                                         ---------  ---------
   Deferred tax liabilities:
     Foreign inventory valuation methods................   (13,810)    (6,495)
     Tax on unremitted foreign earnings net of foreign
      tax credits and foreign deferred taxes............   (97,817)  (130,671)
     Acquired intangibles...............................   (33,602)   (40,821)
     Other..............................................   (14,798)   (16,406)
                                                         ---------  ---------
                                                          (160,027)  (194,393)
                                                         ---------  ---------
       Net deferred tax asset........................... $  40,361  $  78,046
                                                         =========  =========

                              QUANTUM CORPORATION

   The Company's pretax income from foreign operations was $139 million, $120 million, and $220 million for the fiscal years ended March 31, 1998, 1999, and 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $357 million. The residual U.S. tax liability, if such amounts were remitted, would be approximately $78 million.

   As of March 31, 2000, the Company has net operating loss carryforwards of $49 million and credit carryforwards of $20 million. These carryforwards expire in varying amounts between fiscal years 2005 and 2019.

   The Company's federal income tax returns have been examined by the Internal Revenue Service ("IRS") for all years through 1993. All issues have been resolved with no material effect, and the IRS has closed those years. The Company's federal tax returns for the years 1994-1996 are presently under examination by the IRS. Management believes sufficient accruals have been provided in prior years for any adjustments that may result for the years under examination.

Note 14 Litigation

   On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that the Company has infringed. The Company has studied these patents and believes that defenses of patent invalidity and non-infringement can be asserted. However, the Company has not completed a full study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed these or other patents owned by Papst. Recently, on Papst's motion, the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with suits brought against Papst by Hewlett-Packard Company and Minebea Company, Ltd. for the purposes of coordinated discovery under multi-district litigation rules. Hewlett-Packard recently settled its dispute with Papst and has been withdrawn from the litigation. To date, discovery has not begun to any significant extent. Quantum does not believe that the transfer will affect the final disposition of this matter in a significant way. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

   The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. For example, Discovision Associates has brought patents they hold to the Company's attention. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

Note 15 Commitments

   The Company leases certain facilities under non-cancelable operating lease agreements for periods of up to 15 years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

   Rent expense was $27 million, $32 million, and $33 million for the fiscal years ended March 31, 1998, 1999, and 2000, respectively.

                              QUANTUM CORPORATION

   Future minimum lease payments under operating leases are as follows:

                                                                  (In thousands)
   Year ended March 31,
     2001........................................................   $ 33,767
     2002........................................................     33,371
     2003........................................................     28,845
     2004........................................................     22,229
     2005........................................................     17,878
     Thereafter..................................................    125,748
                                                                    --------
       Total future minimum lease payments.......................   $261,838
                                                                    ========

   The Company is contingently liable, under residual value guarantees, for approximately $63 million for one of its current facility leases.

Note 16 Business Segment and Geographic Information

   Quantum Corporation's reportable segments are its two business groups, the Hard Disk Drive group and the DLT & Storage Systems group, as further described in their separate financial statements. HDDG consists of desktop and high-end hard disk drives. DSSG consists of DLTtape drives and media, autoloaders and libraries, network attached storage appliances and solid state storage systems. The Company directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

   The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on net profit or loss excluding non-recurring gains or losses. Segment assets include those items that can be specifically identified with or reasonably allocated to a particular segment.

                                              Year Ended March 31,
                         ---------------------------------------------------------------------
                                 1998                    1999                    2000
                         ----------------------  ----------------------  ---------------------
                          HDDG    DSSG   Total    HDDG    DSSG   Total    HDDG    DSSG  Total
                         ------  ------  ------  ------  ------  ------  ------  ------ ------
                                                 (in millions)
Revenue from external
 customers.............. $4,615  $1,190  $5,805  $3,599  $1,303  $4,902  $3,308  $1,419 $4,727
Intersegment revenue....    --      --      --      --      --      --        3     --       3
Interest and other
 income/ (expense)......      4      (3)      1      10     (12)     (2)     13     --      13
Depreciation and
 amortization...........     68      24      92      71      42     113      69      62    131
Loss from investee......    (66)    --      (66)   (142)    --     (142)    --      --     --
Income tax expense
 (benefit)..............    (83)    143      60    (112)    141      29     (73)    122     48
Segment profit (loss)...    (53)    224     171    (153)    123     (30)   (105)    146     41
Segment assets..........  1,646     792   2,438   1,470   1,014   2,484   1,478   1,086  2,564
Expenditures for long-
 lived assets...........    129      47     176      83      33     116      50      35     85

                                                                   Year Ended
                                                                    March 31,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
                                                                  (in millions)
Segment assets reconciliation:
  Total assets for reportable segments..........................  $2,484 $2,564
  Elimination of intersegment receivables.......................     --     (30)
                                                                  ------ ------
   Total consolidated segment assets............................  $2,484 $2,534
                                                                  ====== ======

                              QUANTUM CORPORATION

Product Information

   Revenue for reportable segments is comprised of the following:

                                                          Year Ended March 31,
                                                          ---------------------
                                                           1998   1999    2000
                                                          ------ ------  ------
                                                             (In millions)
   Hard Disk Drive group:
     Desktop hard disk drives............................ $3,981 $3,079  $2,785
     High-end hard disk drives...........................    634    520     527
                                                          ------ ------  ------
       Total............................................. $4,615 $3,599  $3,312
                                                          ====== ======  ======
   DLTtape & Storage Systems group:
     DLTtape drives...................................... $  784 $  872  $  858
     DLTtape media.......................................    284    195     147
     DLTtape royalties...................................     27    122     187
     Storage systems.....................................     95    154     323
     Intra-group elimination.............................    --     (40)    (96)
                                                          ------ ------  ------
       Total............................................. $1,190 $1,303  $1,419
                                                          ====== ======  ======

   Intra-group elimination represents intra-group sales of DLTtape drives incorporated into the DLT & Storage Systems group's tape libraries.

Geographic Information

   Revenue and long-lived assets by region are as follows (revenue is attributed to regions based on the location of customers):

                                                Year Ended March 31,
                                    --------------------------------------------
                                         1998           1999           2000
                                    -------------- -------------- --------------
                                            Long-          Long-          Long-
                                            Lived          Lived          Lived
                                    Revenue Assets Revenue Assets Revenue Assets
                                    ------- ------ ------- ------ ------- ------
                                                   (In millions)
   United States................... $3,048   $271  $2,552   $457  $2,381   $454
   Europe..........................  1,689     13   1,315     12   1,173     11
   Asia Pacific....................    993     25     930     28   1,100     21
   Latin America...................     75    --      105    --       73    --
                                    ------   ----  ------   ----  ------   ----
     Total......................... $5,805   $309  $4,902   $497  $4,727   $486
                                    ======   ====  ======   ====  ======   ====

   Two customers of both reportable segments accounted for 10% or more of the Company's consolidated revenue in fiscal years 1998, 1999 and 2000. Revenue from one customer represented $1,036 million, $704 million and $599 million of the Company's consolidated revenue in the respective periods. Revenue from the other customer represented $759 million, $678 million and $565 million of the Company's consolidated revenue in the respective periods.

                              QUANTUM CORPORATION

Note 17 Unaudited Quarterly Consolidated Financial Data

                                           Year Ended March 31, 2000
                                  --------------------------------------------
                                     1st        2nd         3rd        4th
                                   Quarter    Quarter     Quarter    Quarter
                                  ---------- ----------  ---------- ----------
                                     (In thousands, except per share data)
   Revenue....................... $1,083,235 $1,125,124  $1,253,555 $1,265,290
   Gross profit..................    179,919    135,337     268,423    295,281
   Net income (loss).............      8,281    (62,653)     55,896     39,320
   Net income (loss) per share:
   Quantum common stock
     Basic.......................       0.05      (0.15)         NA         NA
     Diluted.....................       0.05      (0.15)         NA         NA
   DLT & Storage Systems group
    common stock
     Basic.......................         NA       0.08        0.31       0.14
     Diluted.....................         NA       0.07        0.30       0.14
   Hard Disk Drive group common
    stock
     Basic.......................         NA      (0.60)       0.06       0.20
     Diluted.....................         NA      (0.60)       0.06       0.20

                                            Year Ended March 31, 1999
                                   --------------------------------------------
                                      1st        2nd        3rd         4th
                                    Quarter    Quarter    Quarter     Quarter
                                   ---------- ---------- ----------  ----------
                                      (In thousands, except per share data)
   Revenue........................ $1,103,023 $1,164,711 $1,325,581  $1,308,741
   Gross profit...................    166,373    191,889    239,089     273,987
   Net income (loss)..............      3,010     17,264   (106,551)     56,742
   Net income (loss) per share:
     Basic........................       0.02       0.11      (0.64)        .34
     Diluted......................       0.02       0.11      (0.64)        .33

--------
NA = Not applicable

   Net income (loss) per share for the second quarter of fiscal year 2000 reflected the net loss per share for Quantum through the date of the August 3, 1999 recapitalization. Net income (loss) per share for the DLT & Storage Systems group and the Hard Disk Drive group reflected net income (loss) per share from August 4, 1999 through the end of fiscal year 2000.

   The results of operations for the fourth quarter of fiscal year 2000 included the effect of a $40 million special charge associated with the DLT & Storage Systems group's strategy to reduce overhead expenses and product cost including the transfer of volume manufacturing to Penang, Malaysia.

   The results of operations for the second quarter of fiscal year 2000 included the effect of a $59 million special charge associated with the Hard Disk Drive group's streamlining of the logistics model, change in customer service strategy and consolidation of certain product development programs, and a $37 million charge related to purchased in-process research and development related to the acquisition of Meridian.

   The results of operations for the third quarter of fiscal year 1999 included the effect of a $101 million charge related to the dissolution of MKQC, and an $89 million charge related to purchased in-process research and development related to the acquisition of ATL.

Note 18 Subsequent Event (Unaudited)

   In April 2000, both the Company and ATL canceled their existing senior credit facilities and the Company entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the option of the Company, borrowings under the revolving credit lines will bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.

                              QUANTUM CORPORATION

                                  SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                              Balance at (reductions)               Balance at
                              beginning   charged to                  end of
Classification                of period    expense    Deductions(i)   period
--------------                ---------- ------------ ------------- ----------
                                               (In thousands)
Allowance for doubtful
 accounts year ended:
  March 31, 1998.............  $10,610     $ 5,142      $ (2,824)    $12,928
  March 31, 1999.............  $12,928     $ 9,481      $(10,279)    $12,130
  March 31, 2000.............  $12,130     $15,307      $ (4,327)    $23,110

--------
(i) Uncollectible accounts written off, net of recoveries.

                                   ANNEX II

    THE DLT & STORAGE SYSTEMS GROUP SELECTED COMBINED FINANCIAL INFORMATION

   This summary of combined financial information of the DLT & Storage Systems group ("DSSG") for fiscal years 1996 to 2000 should be read along with DSSG's audited combined financial statements contained in this Annual Report on Form 10-K. The summarized financial information, other than the statement of operations data for fiscal years 1996 and 1997 and the balance sheet data at March 31, 1996, 1997 and 1998, was taken from these financial statements.

   A number of items affect the comparability of this information.

  . The results of operations for fiscal year 2000 include the effect of a $40.1 million special charge associated with DSSG's strategy to reduce overhead expenses and product cost including the transfer of volume manufacturing to Penang, Malaysia.

  . The results of operations for fiscal years 1999 and 2000 include charges of $89 million and $37 million, respectively, for purchased in-process research and development in connection with the acquisitions of ATL Products, Inc. ("ATL") and Meridian Data Inc. ("Meridian"), respectively.

  . Prior to fiscal year 1999, almost all DLTtape media cartridges were sold directly by DSSG. However, beginning in fiscal year 1999, increased DLTtape media availability allowed licensed third party DLTtape media cartridge manufacturers to sell DLTtape media cartridges for which DSSG receives royalties. Royalty receipts by DSSG are reported as royalty revenue, which is significantly lower than the equivalent DLTtape media cartridge product revenue for DSSG. However, this royalty model has generated income from operations comparable to that generated by DLTtape media cartridge sales made directly by DSSG.

   Pro forma net income per share for DSSG assumes the recapitalization occurred at the beginning of the earliest period presented.

                                     At or For the Year Ended March 31,
                             --------------------------------------------------
                               1996     1997      1998       1999       2000
                             -------- -------- ---------- ---------- ----------
                                  (In thousands, except per share amounts)
Statement of Operations
 Data
Product revenue............  $335,565 $719,925 $1,162,725 $1,181,273 $1,232,442
Royalty revenue............       --     8,088     27,075    121,463    186,429
                             -------- -------- ---------- ---------- ----------
  Total revenue............   335,565  728,013  1,189,800  1,302,736  1,418,871
Gross profit...............   126,610  270,339    502,214    579,919    648,890
Research and development
 expenses..................    24,968   30,039     62,825     99,330    122,821
Sales and marketing,
 general and administrative
 expenses..................    19,201   35,240     69,607    114,895    181,495
Special charge.............       --       --         --         --      40,083
Purchased in-process
 research and development
 expense...................       --       --         --      89,000     37,000
Income from operations.....    82,441  205,060    369,782    276,694    267,491
Net income.................  $ 34,973 $107,460 $  223,659 $  122,991 $  145,614
Pro forma net income per
 share:
  Basic....................  $   0.34 $   0.92 $     1.64 $     0.77 $     0.89
  Diluted..................  $   0.31 $   0.75 $     1.37 $     0.73 $     0.86
Balance Sheet Data
Property, plant and
 equipment, net............  $ 30,135 $ 39,114 $   57,399 $   73,122 $   78,137
Total assets...............   238,337  437,925    792,070  1,013,643  1,086,004
Total long-term debt,
 convertible debt and
 redeemable preferred
 stock.....................   310,150  281,937    218,324    229,641    216,892

                          DLT & STORAGE SYSTEMS GROUP

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

 Fiscal Year 2000 Compared With Fiscal Year 1999

   Revenue. Total DSSG revenue in fiscal year 2000 was $1.4 billion, compared to $1.3 billion in fiscal year 1999, an increase of 9%. The increase in revenue reflected increased revenue from sales of storage systems and increased DLTtape media royalties, both reaching record highs in fiscal year 2000, and a decline in revenue from sales of DLTtape drives. The increase in storage systems revenue reflected an increase in shipments of tape libraries and the acquisition of ATL in September 1998, and shipments of network attached storage appliances following the acquisition of Meridian in September 1999. The increase in DLTtape media royalties reflected an increase in sales of DLTtape media cartridges at licensed media manufacturers for which DSSG earns a royalty. The overall increase in market sales of DLTtape media cartridges reflected sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives. The decrease in DLTtape drive revenue reflected increased shipments, offset by competitive price declines.

   The table below summarizes the components of DSSG's revenue in the years ended March 31, 2000 and March 31, 1999.

                                                                 1999    2000
                                                                ------  ------
                                                                (in millions)
     DLTtape drives............................................ $  872  $  858
     DLTtape media.............................................    195     147
     DLTtape royalty...........................................    122     187
     Storage systems...........................................    154     323
     Intra-group elimination*..................................    (40)    (96)
                                                                ------  ------
       Revenue................................................. $1,303  $1,419
                                                                ======  ======

--------
* Represents intra-group sales of DLTtape drives for incorporation into DSSG's tape libraries.

   Sales to the DLT & Storage Systems group's top five customers in fiscal year 2000 represented 47% of revenue, compared to 53% of revenue in fiscal year 1999. These amounts reflected a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Compaq were 20% of revenue in fiscal year 2000, compared to 25% of revenue in fiscal year 1999, including sales made to Digital Equipment. Sales to Hewlett-Packard were 13% of revenue in fiscal years 2000 and 1999.

   Sales to computer equipment manufacturers and distribution channel customers were 63% and 16% of revenue, respectively, in fiscal year 2000, compared to 71% and 17% of revenue, respectively, in fiscal year 1999. The remaining revenue in fiscal years 2000 and 1999 represented media royalty revenue and sales to value-added resellers.

   Gross Margin Rate. The gross margin rate in fiscal year 2000 was 45.7%, compared to 44.5% in fiscal year 1999. The 1.2 percentage point increase reflected an increase in the proportion of overall revenue represented by DLTtape media royalty revenue, partially offset by a decline in the gross margin rate earned on DLTtape drives.

   Research and Development Expenses. Research and development expenses in fiscal year 2000 were $123 million, or 8.7% of revenue, compared to $99 million, or 7.6% of revenue, in fiscal year 1999. The increase in research and development expenses reflected the inclusion of ATL's expenses, which were not included in the first two quarters of fiscal year 1999, as the acquisition occurred on September 28, 1998, the inclusion of

Meridian's expenses, which were not included in fiscal year 1999 and the first quarter of fiscal year 2000, as the acquisition occurred on September 10, 1999 and higher research and development expenses related to new tape drive products and other new information storage products, including Super DLTtape technology.

   Sales and Marketing Expenses. Sales and marketing expenses in fiscal year 2000 were $119 million, or 8.4% of revenue, compared to $77 million, or 5.9% of revenue in fiscal year 1999. The increase in sales and marketing expenses reflected the inclusion of ATL and Meridian's expenses and an increase in marketing and advertising costs associated with DLTtape products.

   General and Administrative Expenses. General and administrative expenses in fiscal year 2000 were $63 million, or 4.4% of revenue, compared to $38 million, or 2.9% of revenue, in fiscal year 1999. The increase in general and administrative expenses reflected the inclusion of ATL and Meridian's expenses and the amortization of intangible assets, particularly goodwill.

   Special Charge. During the fourth quarter of fiscal year 2000, DSSG recorded a special charge of $40.1 million. The charge was primarily focused on DSSG's DLTtape Division and reflected DSSG's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTape Division and an acceleration of DSSG's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

   The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed assets to be written-off, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

   DSSG expects to realize annual cost savings from the plan of approximately $40 million beginning upon full implementation of the plan at the end of fiscal year 2001. Approximately $30 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs with the remaining amount in operating expenses, primarily research and development, as a result of ending research on certain optical based storage solutions. As compared to fiscal year 2000, DSSG expects operating expenses to increase because of increased investments in storage systems products and marketing in fiscal year 2001 and as a result of including the Snap Division's operations for a full year following the acquisition of Meridian in September 1999. These expectations are forward-looking statements and actual results may differ.

   Purchased In-process Research and Development Expense. DSSG expensed purchased in-process research and development costs of $37 million as a result of the Meridian acquisition in the second quarter of fiscal year 2000, and $89 million as a result of the ATL acquisition in the third quarter of fiscal year 1999. For additional information regarding the Meridian and ATL acquisitions and the costs associated with in-process research and development, refer to
Note 5 of the Notes to Combined Financial Statements

   Interest and Other Income/Expense. Net interest and other income and expense in fiscal year 2000 was nil, compared to $12 million expense in fiscal year 1999. The decrease in expense reflected increased interest income as a result of higher cash balances and a $2.6 million gain on the sale of an equity investment. In addition, the expense in fiscal year 1999 reflected a $6.8 million write-down of an equity investment.

   Income Taxes. No tax benefit was recognizable for the charge for purchased in-process research and development. DSSG recorded a provision for income taxes at an effective rate of 40% of pretax earnings before the charge in fiscal years 2000 and 1999.

   Net Income. DSSG reported net income in fiscal year 2000 of $146 million, compared to $123 million in fiscal year 1999. The increase reflected the lower charge for purchased in-process research and development in fiscal year 2000, partially offset by increased operating expenses, including the special charge and increased amortization of goodwill and other intangible assets resulting from the ATL and Meridian acquisitions.

 Fiscal Year 1999 Compared With Fiscal Year 1998

   Revenue. Total DSSG revenue in fiscal year 1999 was $1.3 billion, compared to $1.2 billion in fiscal year 1998, an increase of 9%. The increase in revenue reflected increases in DLTtape drive revenue and total DLTtape media cartridge revenue, and the inclusion of ATL's revenue effective September 28, 1998. The increase in DLTtape drive revenue reflected strong demand in the second half of fiscal year 1999. Including sales by licensed media cartridge manufacturers, total DLTtape media cartridge revenue increased. However, direct DLTtape media cartridge sales by DSSG declined reflecting the shift in a substantial portion of DLTtape media cartridge revenue from sales by DSSG to royalties from the media cartridge manufacturers.

   The table below summarizes the components of DSSG's revenue in the years ended March 31, 1999 and March 31, 1998.

                                                                  1998   1999
                                                                 ------ ------
                                                                 (in millions)
     DLTtape drives............................................. $  784 $  872
     DLTtape media..............................................    284    195
     DLTtape royalty............................................     27    122
     Storage systems............................................     95    154
     Intra-group elimination*...................................    --     (40)
                                                                 ------ ------
       Revenue.................................................. $1,190 $1,303
                                                                 ====== ======

--------
* Represents intra-group sales of DLTtape drives for incorporation into DSSG's tape libraries.

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

   In fiscal year 1999, sales to computer equipment manufacturers and distribution channel customers were 71% and 17% of revenue, respectively, compared to 79% and 21% of revenue, respectively, in fiscal year 1998. The remaining revenue in fiscal year 1999 represented media royalty revenue and sales to value-added resellers.

   Gross Margin Rate. The gross margin rate in fiscal year 1999 was 44.5%, compared to 42.2% in fiscal year 1998. The 2.3 percentage point increase reflected an increase in the proportion of overall revenue represented by royalty revenue. Declines in the gross margin rate earned on DLTtape drives resulting from price reductions aimed at expanding the overall market for DLTtape drives partially offset the increase from royalty revenue.

   Research and Development Expenses. Research and development expenses in fiscal year 1999 were $99 million, or 7.6% of revenue, compared to $63 million, or 5.3% of revenue, in fiscal year 1998. The increase in research and development expenses reflected higher research and development expenses related to new tape drive products and to other new information storage products and technologies, including Super DLTtape technology and, to a significantly lesser extent, optical storage technology and the inclusion of ATL's expenses.

   Sales and Marketing Expenses. Sales and marketing expenses in fiscal year 1999 were $77 million, or 5.9% of revenue, compared to $47 million, or 4.0% of revenue in fiscal year 1998. This reflected the inclusion of ATL's expenses and an increase in marketing and advertising costs associated with DLTtape products.

   General and Administrative Expenses. General and administrative expenses in fiscal year 1999 were $38 million, or 2.9% of revenue, compared to $22 million, or 1.9% of revenue, in fiscal year 1998. The increase in general and administrative expenses reflected expansion of DSSG's infrastructure to support increased revenue and earnings growth and the inclusion of ATL's expenses.

   Purchased In-process Research and Development Expense. DSSG expensed purchased in-process research and development costs of $89 million as a result of the ATL acquisition in fiscal year 1999. For additional information regarding the ATL acquisition and the costs associated with in-process research and development, see Note 5 of the Notes to Combined Financial Statements.

   Interest and Other Income/Expense. Net interest and other income and expense in fiscal year 1999 was $12 million expense, compared to $3 million expense in fiscal year 1998. The increase reflected a $6.8 million write-down of an equity investment. In addition, the increase reflected a reduction in interest income as cash was used to purchase treasury stock prior to the ATL acquisition. A reduction in interest expense partially offset this increase.

   Income Taxes. DSSG's effective tax rate in fiscal year 1999, excluding the write-off of the purchased in-process research and development, was 40%, compared to 39% in fiscal year 1998. DSSG recorded a provision for income taxes at an effective rate of 53.5% of pretax earnings in fiscal year 1999. This higher effective tax rate was primarily attributable to the impact of the purchased in-process research and development write-off, for which a tax benefit is not recognizable, and a lower research and development credit.

   Net Income. DSSG reported net income in fiscal year 1999 of $123 million, compared to $224 million in fiscal year 1998. The decrease primarily resulted from the charge for purchased in-process research and development of $89 million. Excluding the charge, net income was $212 million, a decrease of $12 million. This decrease reflected increased amortization of goodwill and other intangible assets resulting from the ATL acquisition, increased operating expenses and decreased interest income. This decrease was partially offset by an increase in gross profit.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect SFAS No. 133 to have a material effect on DSSG's financial position or results of operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. DSSG is required to adopt SFAS 133 in fiscal year 2002.

   Revenue Recognition and Financial Statements. In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for Quantum in the first quarter of fiscal year 2001. DSSG is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

   Certain Transactions Involving Stock Compensation. In March 2000, Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on DSSG's financial position or results of operations.

Liquidity and Capital Resources

   Operating Activities. DSSG generated cash from operations of $380 million during fiscal year 2000 compared to $217 million in fiscal year 1999. The increase primarily reflected a reduction of accounts receivable and inventories and an increase in accounts payable.

   Investing Activities. Investments during fiscal year 2000 were $33 million, which consisted primarily of investments in property and equipment. Investments in fiscal year 1999 totaled $35 million.

   Financing Activities. At March 31, 2000, and March 31, 1999, Quantum Corporation's ("Quantum") debt allocated to DSSG was $218 million and $230 million, respectively. Debt allocated to DSSG bears interest at a rate equal to the weighted average interest rate of Quantum's total debt, calculated on a quarterly basis. At March 31, 2000, Quantum had total debt of $326 million with an average interest rate of 7.4%. During fiscal year 2000, DSSG used cash to purchase $304 million of treasury stock, as discussed below, and to pay off ATL's line of credit.

   During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock, while $100 million was authorized for repurchase of HDDG common stock. During fiscal year 2000, DSSG repurchased 15.7 million shares of DSSG common stock and acquired 3.9 million shares of Quantum common stock for $304 million, and HDDG repurchased 3.5 million shares of HDDG common stock for $21 million. Quantum has utilized equity instrument contracts, including call and put options, as part of its stock repurchase program. At March 31, 2000, DSSG held equity instrument contracts that related to the purchase of 8 million shares of DSSG common stock at an average price of $10.48 per share. By May 8, 2000, DSSG had closed out its outstanding equity instrument contracts and repurchased 8 million shares of DSSG common stock for a total cost of $84 million. The equity instruments had no effect on diluted earnings per common share for fiscal year 2000.

   In September 1999, Quantum's DLT & Storage Systems group issued 4.1 million DSSG shares and 1.9 million HDDG shares it had acquired (and HDDG issued 0.1 million HDDG shares) to the stockholders of Meridian to complete the acquisition of Meridian. Substantially all of the shares DSSG issued to complete the acquisition were DSSG and HDDG shares held as treasury stock. The difference between the cost of the treasury stock and the value at which the shares were reissued resulted in a $3.5 million addition to paid-in-capital in fiscal year 2000. For additional information regarding the Meridian acquisition, refer to Note 5 of the Notes to Combined Financial Statements.

   In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with Quantum's $500 million revolving credit line, expiring in June 2000. As amended, at the option of ATL, borrowings under the revolving credit line bear interest at either London interbank offered rate plus a margin determined by Quantum's total funded debt ratio, or at a base rate, with option periods of two weeks to six months. At March 31, 2000, there was no outstanding balance drawn on this line.

   Quantum filed a registration statement which became effective on July 24, 1997, pursuant to which Quantum may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. Under the registration statement, in July 1997, Quantum issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of DSSG common stock and HDDG common stock. The notes are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, and 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note. Quantum has the option to redeem the notes on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of Quantum's common stocks. Subsequent to August 1, 2001, Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum's common stocks, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of Quantum's existing and future senior indebtedness.

   In June 1997, Quantum entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At Quantum's option, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At March 31, 2000, there was no outstanding balance drawn on this line.

   In September 1996, Quantum entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years. Quantum is required to make monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term.

   In April 2000, both Quantum and ATL canceled their existing senior credit facilities and Quantum entered into two new unsecured credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines will bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.

   DSSG expects to spend approximately $60 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the introduction and manufacturing of Super DLTtape products; manufacturing DLTtape drives in a new location, Penang, Malaysia; and DSSG's general infrastructure.

   DSSG expects its cash flow from operations, together with available financing sources, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet DSSG's expectations.

   In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available on terms favorable to Quantum if at all.

Financial Market Risks

   DSSG is exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations and marketable equity security prices. To manage the volatility relating to these exposures, DSSG enters into various derivative transactions pursuant to DSSG's policies to hedge against known or forecasted market exposures.

   Changes in interest rates affect interest income earned on DSSG's cash equivalents and short-term investments, and interest expense on short-term and long-term borrowings. DSSG does not enter into derivative transactions related to its cash, cash equivalents or short-term investments, nor existing or anticipated liabilities.

   As a multinational corporation, DSSG is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact to our financial results.

   DSSG utilized foreign currency forward contracts to manage the risk of exchange rate fluctuations. In all cases, DSSG uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by DSSG are not leveraged and are not held for trading or speculative purposes.

   DSSG uses forward exchange contracts to hedge its net asset or net liability position, which primarily consists of inter-company balances, foreign tax liabilities and non-functional currency denominated receivables. The hedging activity is intended to manage the effects of foreign currency remeasurement arising from certain assets and liabilities denominated in foreign currency. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, DSSG could experience unanticipated currency gains or losses.

Trends and Uncertainties Relating to the DLT & Storage Systems Group

Holders of DSSG stock remain stockholders of one company and, therefore, financial effects on HDDG could adversely affect DSSG

   Holders of DSSG stock and HDDG stock are stockholders of a single company. DSSG and HDDG are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Quantum and all of its businesses, assets and liabilities. The issuance of DSSG stock and HDDG stock and the allocation of assets and liabilities and stockholders' equity between DSSG and HDDG did not result in a distribution or spin-off to stockholders of any Quantum assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we attribute to the other group.

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

DSSG's main supplier of tape heads is located in China and political instability, trade restrictions or currency fluctuations in China could have an adverse impact on DSSG's operating results

   DSSG's main supplier of tape heads is located in China and political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs, delays in shipment and could have an adverse impact on DSSG's operating results.

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quantum Corporation

   We have audited the accompanying combined balance sheets of the DLT & Storage Systems group (as described in Note 1) of Quantum Corporation as of March 31, 1999 and 2000 and the related combined statements of operations, group equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14a. These financial statements and schedule are the responsibility of Quantum Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the DLT & Storage Systems group at March 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As more fully described in Note 1 to these financial statements, the DLT & Storage Systems group is a business group of Quantum Corporation; accordingly, the combined financial statements of the DLT & Storage Systems group should be read in conjunction with the audited consolidated financial statements of Quantum Corporation.

                                          /s/ Ernst & Young LLP

San Jose, California
April 24, 2000

                          DLT & STORAGE SYSTEMS GROUP

                       COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                 Year Ended March 31,
                                           ----------------------------------
                                              1998        1999        2000
                                           ----------  ----------  ----------
Product revenue........................... $1,162,725  $1,181,273  $1,232,442
Royalty revenue...........................     27,075     121,463     186,429
                                           ----------  ----------  ----------
Total revenue.............................  1,189,800   1,302,736   1,418,871
Cost of revenue...........................    687,586     722,817     769,981
                                           ----------  ----------  ----------
Gross profit..............................    502,214     579,919     648,890
Operating expenses:
  Research and development................     62,825      99,330     122,821
  Sales and marketing.....................     47,244      76,737     118,504
  General and administrative..............     22,363      38,158      62,991
  Special charge..........................        --          --       40,083
  Purchased in-process research and
   development............................        --       89,000      37,000
                                           ----------  ----------  ----------
                                              132,432     303,225     381,399
                                           ----------  ----------  ----------
Income from operations....................    369,782     276,694     267,491
Interest income and other, net............     18,707       5,946      18,838
Interest expense..........................    (21,835)    (18,322)    (18,978)
                                           ----------  ----------  ----------
Income before income taxes................    366,654     264,318     267,351
Income tax provision......................    142,995     141,327     121,737
                                           ----------  ----------  ----------
Net income................................ $  223,659  $  122,991  $  145,614
                                           ==========  ==========  ==========
Pro forma net income per share(1):
  Basic................................... $     1.64  $     0.77  $     0.89
                                           ==========  ==========  ==========
  Diluted................................. $     1.37  $     0.73  $     0.86
                                           ==========  ==========  ==========
Pro forma weighted-average common
 shares(1):
  Basic...................................    136,407     160,670     163,182
                                           ==========  ==========  ==========
  Diluted.................................    170,125     167,407     169,045
                                           ==========  ==========  ==========
Net income for the period from August 4,
 1999 to March 31, 2000...................                         $   85,586
                                                                   ==========
Net income per share:
  Basic...................................                         $     0.53
                                                                   ==========
  Diluted.................................                         $     0.51
                                                                   ==========
Weighted-average common shares:
  Basic...................................                            162,023
                                                                   ==========
  Diluted.................................                            167,734
                                                                   ==========

--------
(1) Pro forma net income per share and pro forma weighted average common shares assume the recapitalization occurred at the beginning of the earliest period presented.

            See accompanying notes to combined financial statements.

                          DLT & STORAGE SYSTEMS GROUP

                            COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                March 31,
                                                          ---------------------
                                                             1999       2000
                                                          ---------- ----------
Assets
Current assets:
  Cash and cash equivalents.............................. $  272,643 $  336,720
  Marketable securities..................................        --       2,032
  Accounts receivable, net of allowance for doubtful
   accounts of $2,507 and $3,492 respectively............    254,228    214,107
  Inventories............................................    124,462    101,478
  Deferred taxes.........................................     35,594     54,669
  Other current assets...................................      8,434     38,424
                                                          ---------- ----------
    Total current assets.................................    695,361    747,430
Property, plant and equipment, less accumulated
 depreciation............................................     73,122     78,137
Intangible assets, less accumulated amortization.........    220,368    248,288
Other assets.............................................     24,792     12,149
                                                          ---------- ----------
                                                          $1,013,643 $1,086,004
                                                          ========== ==========

Liabilities and Group Equity
Current liabilities:
  Accounts payable....................................... $   64,025 $   94,596
  Accrued warranty.......................................     37,988     52,593
  Accrued compensation...................................     22,557     36,379
  Accrued special charge.................................        --      20,954
  Current portion of long-term debt......................        683        689
  Due to the Hard Disk Drive group.......................        --      30,100
  Other accrued liabilities..............................     32,850     27,749
                                                          ---------- ----------
    Total current liabilities............................    158,103    263,060
Deferred taxes...........................................     27,355     13,578
Long-term debt...........................................     37,974     25,225
Convertible subordinated debt............................    191,667    191,667
Commitments and contingencies............................
Group equity.............................................    598,544    592,474
                                                          ---------- ----------
                                                          $1,013,643 $1,086,004
                                                          ========== ==========

            See accompanying notes to combined financial statements.

                          DLT & STORAGE SYSTEMS GROUP

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended March 31,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income.................................. $ 223,659  $ 122,991  $ 145,614
  Adjustments to reconcile net income to net
   cash provided by operations:
   Special charge.............................       --         --      38,025
   Purchased in-process research and
    development...............................       --      89,000     37,000
   Depreciation...............................    15,484     25,952     33,987
   Amortization...............................     8,160     15,955     28,011
   Deferred taxes.............................   (11,340)     3,388    (26,049)
   Compensation related to stock incentive
    plans.....................................     2,824      3,757      5,381
   Changes in assets and liabilities:
     Accounts receivable......................     2,588    (78,727)    40,485
     Inventories..............................   (55,831)     2,666     24,125
     Accounts payable.........................    (2,863)     2,769     28,456
     Accrued warranty.........................     4,676      3,359     14,020
     Other assets and liabilities.............    15,300     25,995     10,558
                                               ---------  ---------  ---------
       Net cash provided by operating
        activities............................   202,657    217,105    379,613
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of marketable securities..........       --         --      (4,523)
  Maturities of marketable securities.........       --         --      12,607
  Purchases of equity securities..............   (15,000)    (1,750)    (3,397)
  Acquisition of intangible assets............   (16,000)        --     (2,500)
  Investment in property and equipment........   (30,682)   (33,176)   (35,192)
  Proceeds from disposition of property and
   equipment..................................       --           3        --
                                               ---------  ---------  ---------
       Net cash used in investing activities..   (61,682)   (34,923)   (33,005)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from long-term credit facilities...       --      25,212      6,667
  Inter-group payment for common stock
   issued.....................................       --     (15,118)    (2,835)
  Purchase of treasury stock..................       --    (305,287)  (303,766)
  Principal payments on long-term credit
   facilities.................................  (120,651)   (31,445)   (19,410)
  Proceeds from issuance of common stock,
   net........................................    33,573     28,189     36,813
  Proceeds from issuance of convertible
   subordinated notes.........................   191,667        --         --
                                               ---------  ---------  ---------
       Net cash provided by (used in)
        financing activities..................   104,589   (298,449)  (282,531)
                                               ---------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents..................................   245,564   (116,267)    64,077
Cash and cash equivalents at beginning of
 period.......................................   143,346    388,910    272,643
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $ 388,910  $ 272,643  $ 336,720
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information:
  Conversion of debentures to common stock.... $ 160,900  $     --   $     --
                                               =========  =========  =========
  Conversion of redeemable preferred stock to
   common stock............................... $   2,592  $     --   $     --
                                               =========  =========  =========
  Cash paid during the year for:
   Interest................................... $  19,353  $  17,813  $  17,885
                                               =========  =========  =========
   Income taxes, net of (refunds)............. $  44,747  $ (19,146) $  10,992
                                               =========  =========  =========
Tangible and intangible assets acquired for
 shares of Quantum, DSSG and HDDG common
 stock, net of cash acquired and liabilities
 assumed...................................... $     --   $ 274,356  $ 101,863
                                               =========  =========  =========

            See accompanying notes to combined financial statements.

                          DLT & STORAGE SYSTEMS GROUP

                      COMBINED STATEMENTS OF GROUP EQUITY
                                 (In thousands)

                                                           Retained    Group
                                                  Other    Earnings   Equity
                                                ---------  --------  ---------
Balances at March 31, 1997....................  $(111,417) $142,340  $  30,923
Net income....................................        --    223,659    223,659
Conversion of subordinated debentures.........    157,815       --     157,815
Conversion of Series B preferred shares.......      2,592       --       2,592
Shares issued under employee stock purchase
 plan.........................................     14,318       --      14,318
Shares issued under employee stock option
 plans, net...................................     19,255       --      19,255
Compensation expense and other................      2,824       --       2,824
Tax benefits related to stock option plans....     14,190       --      14,190
                                                ---------  --------  ---------
Balances at March 31, 1998....................     99,577   365,999    465,576
Net income....................................        --    122,991    122,991
Shares issued under employee stock purchase
 plan.........................................     16,027       --      16,027
Shares issued under employee stock option
 plans, net...................................     12,162       --      12,162
Treasury shares repurchased...................   (305,287)      --    (305,287)
Treasury shares reissued for ATL acquisition..    305,287   (63,452)   241,835
New shares issued for ATL acquisition.........     15,326       --      15,326
Conversion of ATL stock options...............     14,911       --      14,911
Compensation expense and other................      3,757       --       3,757
Tax benefits related to stock option plans....     11,246       --      11,246
                                                ---------  --------  ---------
Balances at March 31, 1999....................    173,006   425,538    598,544
Net income....................................        --    145,614    145,614
Shares issued under employee stock purchase
 plan.........................................     18,156       --      18,156
Shares issued under employee stock option
 plans, net...................................     22,265       --      22,265
Treasury shares repurchased...................    (84,239)      --     (84,239)
Treasury shares reissued for Meridian
 acquisition..................................     87,744       --      87,744
New shares issued for Meridian acquisition....      3,394       --       3,394
Conversion of Meridian stock options..........      8,266       --       8,266
Treasury shares repurchased and retired.......   (219,527)      --    (219,527)
Compensation expense and other................      5,381       --       5,381
Tracking stock issuance costs.................     (3,608)      --      (3,608)
Tax benefits related to stock option plans....     10,484       --      10,484
                                                ---------  --------  ---------
Balances at March 31, 2000....................  $  21,322  $571,152  $ 592,474
                                                =========  ========  =========

            See accompanying notes to combined financial statements.

                          DLT & STORAGE SYSTEMS GROUP

                    NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

   Nature of Business. Quantum Corporation ("Quantum") operates its business through two separate groups: the DLT & Storage Systems group ("DSSG") and the Hard Disk Drive group ("HDDG") as described below.

   DSSG designs, develops, manufactures, licenses and markets DLTtape drives, DLTtape media cartridges and storage systems. DSSG's storage systems consists of DLTtape libraries, solid state storage systems, network attached storage appliances and service. DLTtape is DSSG's half-inch tape technology that is the de facto industry standard for data back-up in the mid-range server market.

   HDDG designs, develops and markets a diversified product portfolio of hard disk drives to meet the storage requirements of entry-level to high-end desktop PCs in home and business environments, and high-end hard disk drives for the demanding storage needs of network servers, workstations and storage sub-systems. HDDG also designs hard disk drives for consumer electronics devices.

   Financial Statement Presentation. The combined financial statements of DSSG, together with the combined financial statements of HDDG, include all of the accounts in the consolidated financial statements of Quantum. The separate group combined financial statements give effect to the accounting policies applicable with the implementation of the tracking stock proposal. The separate DSSG and HDDG financial statements have been prepared on a basis that management believes to be reasonable and appropriate and include (i) the historical balance sheets, results of operations, and cash flows of businesses that comprise each of the groups, with all significant intragroup transactions and balances eliminated, (ii) in the case of DSSG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with DSSG, including allocated portions of Quantum's debt and selling, general and administrative costs, and (iii) in the case of HDDG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with HDDG, including allocated portions of Quantum's debt and selling, general and administrative costs. Intergroup transactions and balances are not eliminated in the separate financial statements of DSSG or HDDG. Certain amounts in prior periods have been reclassified to conform to current presentation.

   The combined financial statements of the DLT & Storage Systems group provide DSSG stockholders with financial information about the DLT & Storage Systems group's operations. Holders of DSSG stock and HDDG stock are Quantum stockholders and are subject to all of the risks of an investment in Quantum and all of Quantum's businesses, assets and liabilities. Quantum retains ownership and control of all of the assets and operations of each group. Financial effects arising from one group that affect Quantum's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the other group's stock. Any net losses of DSSG or HDDG, and dividends or distributions on, or repurchases of HDDG stock, or repurchases of preferred stock at a price per share greater than par value, will reduce the funds of Quantum legally available for payment of dividends on DSSG stock. As a result, DSSG's combined financial statements should be read in conjunction with Quantum's consolidated financial statements and HDDG's combined financial statements.

   DSSG's combined financial statements reflect the application of the management and allocation policies adopted by the Board to various corporate activities, as described below.

   Financing Activities. Quantum manages most financial activities of DSSG and HDDG on a centralized basis. Such financial activities include the investment of surplus cash, the issuance and repayment of short-term and long-term debt, the issuance and repurchase of common stock, and the issuance and repurchase of any preferred stock.

                          DLT & STORAGE SYSTEMS GROUP

   At March 31, 2000, $218 million of Quantum's debt was allocated to DSSG and $109 million was allocated to HDDG. The Board has adopted the following financing policy that will affect the combined statements of DSSG and HDDG:
Quantum will allocate its debt between the groups ("pooled debt") or, if Quantum so determines, in its entirety to a particular group. Quantum will allocate preferred stock, if issued, in a similar manner.

   Cash allocated to one group that is used to repay pooled debt or redeem pooled preferred stock decreases such group's allocated portion of the pooled debt or preferred stock. Cash or other property allocated to one group that is transferred to the other group, if so determined by the Board, decreases the transferring group's allocated portion of the pooled debt or preferred stock and, correspondingly, increases the recipient group's allocated portion of the pooled debt or preferred stock.

   Pooled debt bears interest for group financial statement purposes at a rate equal to the weighted average interest rate of the debt calculated on a quarterly basis and applied to the average pooled debt balance during the period. Preferred stock, if issued and if pooled in a manner similar to the pooled debt, may bear dividends for group financial statement purposes at a rate based on the weighted average dividend rate of the preferred stock similarly calculated and applied. Any expense related to increases in pooled debt or preferred stock is reflected in the weighted average interest or dividend rate of such pooled debt or preferred stock as a whole.

   Debt for a particular financing, allocated in its entirety to one group, bears interest for group financial statement purposes at the rate determined by the Board. For preferred stock allocated in its entirety to one group, the dividend cost to that group is determined in a similar manner. If the interest or dividend cost is higher than Quantum's actual cost, the other group receives a credit for an amount equal to the difference as compensation for the use of Quantum's credit capacity. Any expense related to debt or preferred stock that is allocated in its entirety to a group is allocated in whole to that group.

   Cash or other property that Quantum allocated to one group that is transferred to the other group is, if so determined by the Board, accounted for either as a short-term loan or as a long-term loan. Short-term loans and, unless Quantum's board determines otherwise, long-term loans bear interest at a rate equal to the weighted average interest rate of Quantum's pooled debt. If Quantum does not have any pooled debt, the Board determines the rate of interest for such loan. The Board establishes the terms on which long-term loans between the groups is made, including interest rate if not based on Quantum's weighted average interest rate, amortization schedule, maturity and redemption terms.

   Although Quantum may allocate its debt and preferred stock between groups, the debt and preferred stock remain obligations of Quantum and all stockholders of Quantum are subject to the risks associated with those obligations.

   Allocation of Support Activities. DSSG is charged for specifically identified costs of certain support activities based upon DSSG's use of such activities. Where determinations based on use alone were not practical, other methods and criteria were used to provide a reasonable allocation of the cost of support activities attributable to DSSG. Such allocated support activities included certain selling and marketing, executive management, human resources, corporate finance, legal and corporate planning costs. The total of these allocations were $28 million, $30 million, and $37 million in fiscal years 1998, 1999 and 2000, respectively. It is not practicable to provide a detailed estimate of the expenses that would be recognized if DSSG were a separate entity.

   Allocation of Federal and State Income Taxes. The federal income taxes of Quantum and the subsidiaries which own assets allocated between the groups are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on

                          DLT & STORAGE SYSTEMS GROUP
the taxable income and tax credits directly attributable to each group, as if each group were a stand-alone entity. Such allocations reflect each group's contribution (whether positive or negative) to Quantum's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are credited to the group that generated such benefits. Accordingly, the amounts of taxes payable or refundable allocated to each group may not necessarily be the same as that which would have been payable or refundable had each group filed a separate income tax return.

   Depending on the tax laws of the respective jurisdictions, state and local income taxes are calculated on either a consolidated or combined basis or on a separate corporation basis. State income tax provisions and related tax payments or refunds determined on a consolidated or combined basis are allocated between the groups based on their respective contributions to such consolidated or combined state taxable incomes. State and local income tax provisions and related tax payments which are determined on a separate corporation basis are allocated between the groups in a manner designed to reflect the respective contributions of the groups to the corporation's separate state or local taxable income.

   The discussion of DSSG's income tax provision (Note 12) should be read in conjunction with Quantum's consolidated financial statements and notes thereto.

   Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, significant estimates are required to value inventory and estimate the future cost associated with DSSG's warranties. If the actual value of DSSG's inventories and associated reserves differs from these estimates, DSSG's operating results could be materially adversely impacted. The actual results with regard to warranty expenditures could also have a material adverse impact on DSSG if the actual rate of unit failure or the cost to repair a unit is greater than what DSSG has used in estimating the warranty expense accrual.

   Revenue Recognition. Revenue from sales of products is recognized on passage of title to customers, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured, with provision made for estimated returns. DSSG accrues royalty revenue based on licensees' sales that incorporate certain licensed technology, as reported by the licensees.

   Foreign Currency Transactions. Assets, liabilities, and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of DSSG's material foreign operations, the functional currency is the U.S. dollar. In addition, a majority of DSSG's material transactions are denominated in U.S. dollars. Accordingly, transaction gains or losses have been immaterial to the financial statements for all years presented. The effect of foreign currency exchange rate fluctuations on cash was also immaterial for the years presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income.

   Foreign Exchange Contracts. The effect of foreign currency rate changes on the remeasurement of certain assets and liabilities denominated in a foreign currency are managed using foreign currency forward exchange contracts. Foreign currency forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, with changes in value recognized in other income.

                          DLT & STORAGE SYSTEMS GROUP

   Equity Instruments Indexed to DSSG Common Stock. Equity instruments are utilized in connection with the Quantum's stock repurchase program which give Quantum the choice of cash settlement or settlement in shares of common stock. Proceeds received upon the sale of equity instruments and amounts paid upon the purchase of equity instruments are recorded as a component of group equity. Subsequent changes in the fair value of the equity instruments are not recognized. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded as a component of group equity.

   Net Income Per Share. As a result of the recapitalization, net income per share for DSSG has been calculated based on DSSG's net income from August 4, 1999 through March 31, 2000. It was not calculated on a group basis for periods prior to the recapitalization because DSSG stock was not part of Quantum's capital structure at that time. Pro forma net income per share presented in DSSG's statements of operations assumes that DSSG stock created in the recapitalization existed for all periods presented.

   Cash Equivalents. Highly liquid debt instruments with a maturity of 90 days or less at the time of purchase are considered to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. Marketable securities have maturities of more than 90 days at the time of purchase. Cash equivalents and marketable securities have been classified as available-for-sale. Securities classified as available-for-sale are carried at fair value with material unrealized gains and losses reported in group equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in other income or expense. The cost of securities sold is based on the specific identification method.

   Concentration of Credit Risk. Quantum performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Sales to DSSG's top five customers in fiscal year 2000 represented 47% of revenue. Two customers accounted for 20% and 13% of revenue, respectively. Reserves are maintained for potential credit losses and such losses have historically been within management's expectations.

   Quantum invests its excess cash in deposits with major banks and in money market funds and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal risk. Quantum has not experienced any material losses on these investments. Quantum, by corporate policy, limits the amount of credit exposure to any one issuer and to any one type of investment.

   Investments. Investments in entities (less-than-20-percent-owned companies) that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Dividends are recorded in other income when received.

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

   Acquired Intangible Assets. Goodwill and other acquired intangible assets are amortized over their estimated useful lives, which range from two to fifteen years. The accumulated amortization at March 31, 1999 and 2000 was $13 million and $34 million, respectively. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. DSSG assesses the recoverability

                          DLT & STORAGE SYSTEMS GROUP
of its assets including goodwill, by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

   Warranty Expense. DSSG generally warrants its products against defects for a period of one to three years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped and revenue recognized.

   Advertising Expense. DSSG accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising expense for the years ended March 31, 1998, 1999 and 2000, was $15 million, $26 million, and $29 million, respectively.

   Stock-Based Compensation. DSSG accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

   Risks and Uncertainties. As is typical in the information storage industry, a significant portion of DSSG's customer base is concentrated with a small number of OEMs, and DSSG is not able to predict whether there will be any significant change in the demand for its customers' products. The loss of any one of DSSG's more significant customers could have a material adverse effect on DSSG's results of operations. A limited number of tape drive storage products make up a significant majority of DSSG's sales, and due to increasingly rapid technological change in the industry, DSSG's future depends on its ability to develop and successfully introduce new products.

   Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect SFAS No. 133 to have a material effect on DSSG's financial position or results of operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. DSSG is required to adopt SFAS 133 in fiscal year 2002.

   Revenue Recognition and Financial Statements. In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for Quantum in the first quarter of fiscal year 2001. DSSG is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

   Certain Transactions Involving Stock Compensation. In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on DSSG's financial position or results of operations.

                          DLT & STORAGE SYSTEMS GROUP

Note 2 Financial Instruments

Available-For-Sale Securities

   Quantum's cash and cash equivalents, including certain available-for-sale securities, are allocated between the DLT & Storage Systems group and the Hard Disk Drive group.

   The following is a summary of Quantum's consolidated available-for-sale securities, all of which are classified as cash equivalents and marketable securities:

                                           March 31, 1999     March 31, 2000
                                         ------------------ ------------------
                                         Amortized   Fair   Amortized   Fair
                                           Cost     Value     Cost     Value
                                         --------- -------- --------- --------
                                                    (In thousands)
   Certificates of deposit.............. $499,400  $499,400 $590,171  $590,171
   Money market funds...................  125,200   125,200  131,900   131,900
   Corporate commercial paper and bank
    notes...............................   58,484    58,486  128,222   128,246
   U.S. Treasury securities and
    obligations of U.S. government
    agencies............................  100,589   100,589   28,952    28,962
   Equity investments...................      --        --         8    30,048
   Other................................    5,121     5,121   14,500    14,500
                                         --------  -------- --------  --------
                                         $788,794  $788,796 $893,753  $923,827
                                         ========  ======== ========  ========
   Included in cash and cash
    equivalents......................... $764,368  $764,368 $891,713  $891,747
   Included in marketable securities....   24,426    24,428    2,040    32,080
                                         --------  -------- --------  --------
                                         $788,794  $788,796 $893,753  $923,827
                                         ========  ======== ========  ========

   The difference between the amortized cost of available-for-sale securities and fair value was immaterial at March 31, 1999. At March 31, 2000, unrealized gains on available-for-sale securities were recorded, net of tax, as a component of accumulated other comprehensive income within Quantum's stockholders' equity. The estimated fair value of available-for-sale securities is based on market quotations. There were no sales of available-for-sale securities in fiscal years 1999 or 2000. At March 31, 2000, the average available-for-sale portfolio duration was approximately 15 days for debt securities, and no security had a maturity longer than one year.

Derivative Financial Instruments

   Foreign Exchange--Asset and Liability Management. During the periods covered by the financial statements, Quantum utilized foreign currency forward exchange contracts to manage the effects of foreign currency remeasurement arising from certain assets and liabilities denominated in a foreign currency. The gains and losses from market rate changes on these contracts, which are intended to offset the losses and gains on certain foreign currency denominated assets and liabilities, are recorded monthly in other income. Such gains and losses have been immaterial to DSSG.

                          DLT & STORAGE SYSTEMS GROUP

Carrying Amount and Fair Values of Financial Instruments

   The estimated fair value of Quantum's borrowings (pooled debt) are summarized as follows:

                                                   March 31,
                             -----------------------------------------------------
                                        1999                       2000
                             -------------------------- --------------------------
                             Carrying Amount Fair Value Carrying Amount Fair Value
                             --------------- ---------- --------------- ----------
                                                 (In millions)
   Convertible subordinated
    debt...................      $287.5        $254.6       $287.5        $227.1
   Revolving credit line...        18.0          18.0          --            --
   Mortgage loan...........        40.0          40.8         38.9          39.0

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

Note 3 Inventories

   Inventories consisted of:

                                                                  March 31,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
                                                               (In thousands)
   Materials and purchased parts............................. $ 60,138 $ 41,819
   Work in process...........................................   22,154   37,024
   Finished goods............................................   42,170   22,635
                                                              -------- --------
                                                              $124,462 $101,478
                                                              ======== ========

Note 4 Property, Plant, and Equipment

   Property, plant, and equipment consisted of:

                                                                 March 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
                                                              (In thousands)
   Machinery and equipment.................................. $ 82,923  $116,864
   Furniture and fixtures...................................    7,556     8,006
   Buildings and leasehold improvements.....................   36,151    33,305
   Land.....................................................    1,122       959
                                                             --------  --------
                                                              127,752   159,134
   Less accumulated depreciation and amortization...........  (54,630)  (80,997)
                                                             --------  --------
                                                             $ 73,122  $ 78,137
                                                             ========  ========

                          DLT & STORAGE SYSTEMS GROUP

Note 5 Business Combinations

Meridian Data, Inc.

   On September 10, 1999, Quantum's DLT & Storage Systems group completed the acquisition of Meridian Data, Inc. ("Meridian"). Meridian is a developer and manufacturer of network attached storage appliances for the PC local area network environment. The acquisition has been accounted for as a purchase at a total cost of $115 million. The acquisition was completed with the issuance of
4.1 million shares of DSSG common stock and 2 million shares of HDDG common stock valued at $74 million and $18 million, respectively, on the date of acquisition in exchange for all outstanding shares of Meridian; the conversion of outstanding Meridian stock options into options to purchase 630,000 shares of DSSG common stock and 315,000 shares of HDDG common stock valued at $8 million and $2 million, respectively; and the assumption of Meridian liabilities and other acquisition costs of approximately $13 million. At the date of acquisition, Meridian had $11 million of cash and marketable securities and a net operating loss carryforward for U.S. federal income tax purposes of approximately $46 million. Meridian's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to DSSG's financial position or results of operations.

   The purchase price has been allocated based on the estimated fair market value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, DSSG expensed $37 million of the purchase price as in-process research and development in the second quarter of fiscal year 2000. The remaining intangible assets will be amortized on a straight-line basis over periods ranging from five to ten years.

   The following is a summary of the purchase price allocation (in millions):

   Tangible assets acquired............................................... $ 12
   In-process research and development....................................   37
   Completed technology...................................................   29
   Trademark..............................................................    4
   Assembled workforce....................................................    3
   Goodwill...............................................................   45
   Deferred tax liability.................................................  (15)
                                                                           ----
                                                                           $115
                                                                           ====

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

   Four in-process research and development projects were identified and valued, including three Snap! Server projects and one operating system ("O/S") project. The Snap! Server is a family of network attached storage appliances with products, which incorporate hard disk drives and an O/S designed to meet the requirements of

                          DLT & STORAGE SYSTEMS GROUP
entry and workgroup level computing environments where multiple computer users access shared data files over a local area network. Since the O/S represents a significant technology component of the Snap! Server product, the O/S technology was valued as a separate technology asset. These projects are intended to provide additional capacity and enhanced functionality to current Snap! Server products. The Snap! Server projects and the O/S project represent 61% and 39%, respectively, of the total in-process research and development value of $37 million. As of September 10, 1999, the Snap! Server projects ranged from 24% to 82% complete and the O/S technology project was 39% complete. The Snap! Server and O/S projects were completed on schedule in fiscal year 2000.

ATL Products, Inc.

   On September 28, 1998, Quantum completed the acquisition of ATL Products, Inc. ("ATL"). ATL designs, manufactures, markets and services automated tape libraries for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip automation technology. The acquisition has been accounted for as a purchase with a total cost of $335 million. The acquisition was completed with the issuance of 16.9 million shares of Quantum common stock valued at $265 million on the date of acquisition in exchange for all outstanding shares of ATL, the conversion of outstanding ATL stock options into options valued at $22 million to purchase
1.8 million shares of Quantum common stock and the assumption of $45 million of ATL liabilities. DSSG also recognized deferred tax liabilities of $33 million. ATL's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

   The purchase price has been allocated based on the estimated fair market value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology has not been established, and the technology has no alternative future use. Therefore, DSSG expensed $89 million of the purchase price as in-process research and development in the third quarter of fiscal year 1999. The remaining identifiable intangible assets are being amortized on a straight-line basis over periods ranging from two to fifteen years.

   The following is a summary of the purchase price allocation (in millions):

   Tangible assets acquired............................................. $ 59
   In-process research and development..................................   89
   Completed technology.................................................   42
   Trademarks and trade names...........................................   20
   Original equipment manufacturer and value added reseller customer
    relationships.......................................................   14
   Assembled workforce..................................................    4
   Non-compete agreements...............................................    2
   Goodwill.............................................................  138
   Deferred tax liability...............................................  (33)
                                                                         ----
                                                                         $335
                                                                         ====

   The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 20%, which represents a premium to Quantum's cost of capital. The expected revenue assumes an average compound annual revenue growth rate of 37% during fiscal years 1999 to 2007. Expected total revenues from the purchased in-process projects peak in fiscal year 2002 and then begin to decline as other new products are expected to be introduced.

                          DLT & STORAGE SYSTEMS GROUP

These projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

   Five in-process research and development projects were identified and valued, including three tape library projects, one network project and one software project. These projects were intended to develop next-generation automated tape library and software management products. As of September 28, 1998, the tape library projects ranged from 68% to 83% complete, the network project was 54% complete and the software project was 78% complete. These projects were completed by the end of fiscal year 2000.

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

                                                     Year Ended     Year Ended
                                                   March 31, 1998 March 31, 1999
                                                   -------------- --------------
                                                          (In thousands)
     Total revenue................................   $1,250,802     $1,343,037
     Net income...................................   $  208,443     $  202,363

Note 6 Special Charge

   During the fourth quarter of fiscal year 2000, DSSG recorded a special charge of $40.1 million. The charge was primarily focused on DSSG's DLTtape Division and reflected DSSG's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTape Division and an acceleration of DSSG's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

   The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed assets to be written-off, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

   The facilities costs noted above include lease payments for vacant space in a facility in Colorado Springs, Colorado, the write off of related leasehold improvements and manufacturing equipment, as well as the write-off of certain leasehold improvements at Quantum's facility in Penang, Malaysia, as this space is converted to DSSG manufacturing. DSSG expects that the Colorado facility will be vacated by the end of fiscal year 2001.

   The write-off of investments reflects DSSG's decision to end its research on certain optical based storage solutions. As a result, DSSG has written of an equity investment and technology licenses related to optical technology.

   DSSG currently expects a workforce reduction of approximately 900 employees. The reduction in force primarily affects employees at DSSG's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of March 31, 2000, 178 employees had been terminated. DSSG anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2001.

                          DLT & STORAGE SYSTEMS GROUP

   As of March 31, 2000, DSSG had incurred cash expenditures of $2 million associated with employee severance and benefits and other costs. DSSG expects to incur additional cash expenditures associated with the plan of approximately $16 million, which will be funded out of operations.

   The following table summarizes activity related to the special charge at March 31, 2000:

                            Severance
                               And    Facilities              Fixed    Other
                            Benefits    Costs    Investments Assets    Costs    Total
                            --------- ---------- ----------- -------  -------  --------
                                                 (In thousands)
   Special charge
    provision..............  $7,646    $13,500    $ 13,908   $ 3,163  $ 1,866  $ 40,083
   Cash payments...........    (956)       --          --        --    (1,102)   (2,058)
   Non-cash charges........     --         --      (13,908)   (3,163)     --    (17,071)
                             ------    -------    --------   -------  -------  --------
   Balance at March 31,
    2000...................  $6,690    $13,500    $    --    $   --   $   764  $ 20,954
                             ======    =======    ========   =======  =======  ========

Note 7 Credit Agreements, Long-Term Debt and Convertible Subordinated Debt

   Quantum's debt includes the following:

                                                               March 31,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
                                                            (In thousands)
   7% convertible subordinated notes...................... $287,500  $287,500
   Revolving credit line, 6.0% average rate, payable
    through June 2000.....................................   18,000       --
   Mortgage...............................................   39,985    38,871
                                                           --------  --------
                                                            345,485   326,371
   Less short-term portion of debt........................    1,024     1,033
                                                           --------  --------
   Total long-term debt and convertible subordinated
    debt.................................................. $344,461  $325,338
                                                           ========  ========
   The DLT & Storage Systems group's portion of Quantum
    debt:
     Short-term debt...................................... $    683  $    689
     Long-term debt and convertible subordinated debt,
      excluding current portion...........................  229,641   216,892
                                                           --------  --------
       The DLT & Storage Systems group total debt......... $230,324  $217,581
                                                           ========  ========
   The Hard Disk Drive group's portion of Quantum debt:
     Short-term debt...................................... $    341  $    344
     Long-term debt and convertible subordinated debt,
      excluding current portion...........................  114,820   108,446
                                                           --------  --------
       The Hard Disk Drive group total debt............... $115,161  $108,790
                                                           ========  ========
   Weighted average interest rate on Quantum's debt at
    period-end............................................     7.31%     7.37%

   In June 1997, Quantum entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At the option of Quantum, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by a total funded debt ratio, or at a base rate, with option periods of one to six months. At March 31, 1999 and March 31, 2000, there was no outstanding balance drawn on this line.

   In December 1998, ATL entered into a senior credit facility that provides a $35 million revolving credit line to ATL. The revolving credit line is co-terminous with Quantum's $500 million revolving credit line, expiring in

                          DLT & STORAGE SYSTEMS GROUP

June 2000. As amended, at the option of ATL, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by Quantum's total funded debt ratio, or at a base rate, with option periods of two weeks to six months. At March 31, 1999, $18 million was outstanding and at March 31, 2000, there was no outstanding balance drawn on this line.

   In July 1997, Quantum issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of DSSG common stock and HDDG common stock. The notes are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, and 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note. Quantum has the option to redeem the notes on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of Quantum's common stocks. Subsequent to August 1, 2001, Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum's common stocks, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of Quantum's existing and future senior indebtedness.

   In September 1996, Quantum entered into a $42 million mortgage related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years, with monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term. The debt is secured by specified real estate.

   Principal payments required on Quantum's long-term debt outstanding at March 31, 2000, are $1.1 million in fiscal year 2001, $1.2 million in fiscal year 2002, $1.3 million in fiscal year 2003, $1.5 million in fiscal year 2004 and $1.6 million in fiscal year 2005.

   Subsequent to March 31, 2000, Quantum entered into new credit facility agreements as described in Note 16 of the Notes to Combined Financial Statements.

Note 8 Stock Incentive Plans

   As a result of the recapitalization, each outstanding stock option under Quantum's stock option plans was converted into separately exercisable options to acquire one share of DLT & Storage Systems group stock and one-half of a share of Hard Disk Drive group stock. The exercise price for the resulting DSSG stock options and HDDG stock options was calculated by multiplying the exercise price under the original options by a fraction, the numerator of which was the opening price of DSSG stock or HDDG stock on August 4, 1999 (the date such stocks were first traded on the New York Stock Exchange) and the denominator of which was the sum of these DSSG stock and HDDG stock prices. However, the aggregate intrinsic value of the options was not increased, and the ratio of the exercise price per option to the market value per share was not reduced. In addition, the vesting provisions and option periods of the original grants remained the same upon conversion.

   Long-Term Incentive Plan. Quantum has a Long-Term Incentive Plan (the "Plan") that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as "options") to employees, consultants, officers and affiliates of Quantum. The Plan has available and reserved for future issuance 23.6 million shares and 11.3 million shares of DSSG and HDDG stock, respectively, and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 2000, were 4.1 million shares of DSSG stock and 1.1 million shares of HDDG stock. Options under the Plan expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plan generally vests over two to three years. Compensation expense of $2,119,000, $2,141,000, and $2,097,000 was recorded by DSSG in fiscal years 1998,

                          DLT & STORAGE SYSTEMS GROUP

1999 and 2000, respectively, on restricted stock options granted pursuant to stock purchase rights under the Plan. In fiscal years 1998, 1999 and 2000, Quantum granted 65,500 shares, 157,200 shares, and 99,800 shares, respectively, of Quantum Corporation restricted stock under the Plan at an exercise price of $.01 per share. Additionally, 321,600 shares of DSSG restricted stock and 155,800 shares of HDDG restricted stock were granted during fiscal year 2000 at an exercise price of $.01 per share.

   Supplemental Plan. Quantum has a Supplemental Stock Plan (the "SSP") that provides for the issuance of stock options and stock purchase rights (collectively referred to as "options") to employees and consultants of Quantum. The SSP has available and reserved for future issuance 9.7 million shares and 5.7 million shares of DSSG group stock and HDDG stock, respectively. Options under the SSP generally vest over two to four years and expire ten years after the grant date. At March 31, 2000, options with respect to 1.8 million shares of DSSG stock and 853,000 shares of HDDG stock were available for grant. Restricted stock granted under the SSP generally vests over two to three years. In fiscal year 2000, compensation expense of $3,108,000 related to restricted stock granted was recorded by DSSG pursuant to stock purchase rights under the SSP. In fiscal year 2000, 3.0 million shares of DSSG restricted stock and 1.5 million of HDDG restricted stock were granted under the SSP at an exercise price of $.01 per share.

   Stock Option Plans. Quantum has Stock Option Plans (the "Plans") under which 4.3 million shares and 2.0 million shares of DSSG stock and HDDG stock, respectively, were reserved for future issuance at March 31, 2000 to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value, and accordingly no compensation accounting has been required at the original date of grant. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years. At March 31, 2000, options with respect to 377,500 shares and 189,000 shares of DSSG stock and HDDG stock, respectively, were available for grant.

   Stock Option Summary Information. A summary of activity relating to the Long-Term Incentive Plan, the Supplemental Plan and the Stock Option Plans follows:

                                                 Year Ended March 31,
                          -----------------------------------------------------------------------
                                1998              1999                      2000
                          ----------------- ----------------- -----------------------------------
                                                                Period from       Period from
                                                               April 1, 1999,    August 4, 1999
                                                                to August 3,      to March 31,
                                                                    1999              2000
                                                              ----------------- -----------------
                              Quantum           Quantum           Quantum        DLT & Storage
                            Corporation       Corporation       Corporation      Systems Group
                          ----------------- ----------------- ----------------- -----------------
                                  Weighted-         Weighted-         Weighted-         Weighted-
                                    Avg.              Avg.              Avg.              Avg.
                          Shares  Exercise  Shares  Exercise  Shares  Exercise  Shares  Exercise
                          (000s)    Price   (000s)    Price   (000s)    Price   (000s)    Price
                          ------  --------- ------  --------- ------  --------- ------  ---------
Outstanding at beginning
 of period..............  16,354   $ 7.52   17,005   $12.09   23,376   $14.68   26,412   $13.18
Granted.................   6,163   $19.80   10,781   $21.51    4,719   $18.91   11,037   $ 6.45
Canceled................    (718)  $14.11   (1,880)  $22.63     (585)  $18.56   (3,404)  $15.17
Exercised...............  (4,794)  $ 6.10   (2,530)  $ 7.23   (1,098)  $ 8.87   (2,605)  $ 6.27
                          ------            ------            ------            ------
Outstanding at end of
 period.................  17,005   $12.09   23,376   $14.68   26,412   $15.58   31,440   $11.14
                          ======            ======            ======            ======
Exercisable at end of
 period.................   8,332   $ 8.84   11,786   $10.65   13,037   $11.95   13,686   $11.03
                          ======            ======            ======            ======

   The exercise prices for options outstanding at March 31, 2000 range from $0.01 to $26.07 for DSSG stock. Compensation expense of $705,000, $1,459,000, and $189,000 was recorded by DSSG in fiscal years 1998, 1999 and 2000, respectively, in connection with accelerated vesting of Quantum and DSSG stock options under the Plans.

                          DLT & STORAGE SYSTEMS GROUP

   The following tables summarize information about DSSG options outstanding and exercisable at March 31, 2000:

DLT & Storage Systems Group

                                                  Outstanding Options
                                -------------------------------------------------------
                                                      Weighted-Average
                                Shares Outstanding at    Remaining     Weighted-Average
     Range of Exercise Prices   March 31, 2000 (000s) Contractual Life  Exercise Price
     ------------------------   --------------------- ---------------- ----------------
      $0.01-$6.61............           8,349               4.04            $ 3.17
      $6.64-$13.88...........           9,303               8.73            $ 9.20
      $14.19-$26.07..........          13,788               8.28            $17.28
                                       ------
                                       31,440               7.29            $11.14
                                       ======

                                                   Options Exercisable
                                          --------------------------------------
                                          Shares Outstanding at Weighted-Average
     Range of Exercise Prices             March 31, 2000 (000s)  Exercise Price
     ------------------------             --------------------- ----------------
      $0.01-$6.61.......................          4,974              $ 5.03
      $6.64-$13.88......................          2,870              $ 9.01
      $14.19-$26.07.....................          5,842              $17.12
                                                 ------
                                                 13,686              $11.03
                                                 ======

   Expiration dates ranged from April 27, 2000 to February 11, 2011 for DSSG's options outstanding at March 31, 2000. Prices for options exercised during the three-year period ended March 31, 2000, were as follows:

                                                         Period     Price range
                                                     -------------- ------------
     Quantum Corporation............................ 4/1/97-8/3/99  $0.01-$23.94
     DLT & Storage Systems Group.................... 8/4/99-3/31/00 $0.01-$19.83

   Proceeds received by Quantum and DSSG from exercises are credited to common stock and capital in excess of par value.

   Completing the acquisition of Meridian in September 1999 included the conversion of outstanding Meridian stock options into options to purchase 630,000 shares of DSSG common stock and 315,000 shares of HDDG common stock. These options relate to Quantum's assumption of Meridian's 1985 Director Incentive Stock Plan, 1988 Incentive Stock Plan, 1995 Director Stock Plan and the 1997 Stock Plan, collectively referred to as the "Meridian Plans." Under the terms of the Meridian Plans, employees, directors and consultants received options to purchase shares of Meridian's previously outstanding common stock at prices not less than 100% of the fair value on the date of grant as determined by Meridian's Board of Directors. Options under Meridian Plans vest over a four year period and expire ten years after date of grant or from 30 days to three months after termination of employment. Subsequent to completing the acquisition of Meridian, no additional grants may be made from the Meridian Plans. See Note 5 for more information on the acquisition of Meridian.

   Completing the acquisition of ATL in September 1998 included the conversion of outstanding ATL stock options into options to purchase 1.8 million shares of Quantum common stock, which were converted, as a result of the recapitalization, into 1.8 million shares and 0.9 million shares of DSSG common stock and HDDG

                          DLT & STORAGE SYSTEMS GROUP
common stock, respectively. These options relate to Quantum's assumption of ATL's 1996 Stock Incentive Plan and 1997 Stock Incentive Plan, collectively referred to as the "ATL Plans." Under the terms of the ATL Plans, eligible key employees, directors and consultants received options to purchase shares of ATL's previously outstanding common stock at prices not less than 100% for incentive stock options and not less than 85% for nonqualified stock options of the fair value on the date of grant as determined by ATL's Board of Directors. Options under ATL Plans vest over a three year period and expire ten years after date of grant or 90 days after termination of employment. Subsequent to completing the acquisition of ATL, no additional grants may be made from the ATL Plans. See Note 5 for more information on the acquisition of ATL.

   Stock Purchase Plan. Quantum has an employee stock purchase plan (the "Purchase Plan") that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 24.8 million DSSG shares and 12.4 million Hard Disk Drive group shares authorized to be issued under the plan, 1,394,000 shares and 698,000 shares, respectively, were available for issuance at March 31, 2000. Employees purchased 3,454,000 shares, 2,555,000 shares, and 829,000 shares of Quantum Corporation common stock under the Purchase Plan in fiscal years 1998, 1999, and 2000, respectively. Additionally, employees purchased 1,145,000 shares of DSSG stock and 571,000 shares of HDDG stock during fiscal year 2000. The weighted average exercise price of Quantum Corporation stock purchased under the Purchase Plan was $6.22, $9.41, and $16.16 in fiscal years 1998, 1999, and 2000, respectively. The weighted average exercise price of DSSG stock purchased under the Purchase Plan was $8.08 in fiscal year 2000.

   Pro forma information. Quantum adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal year 1997. Quantum has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose the pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option plans and the employee stock purchase plans as all options have been issued at fair market value.

   Pro forma net income and earnings per share information, as required by SFAS No. 123, have been determined as if Quantum had accounted for its employee stock options (including shares issued under the Long-Term Incentive Plan, Supplemental Plan, Stock Option Plans, and the Stock Purchase Plan, collectively called "options") granted subsequent to March 31, 1995, under the fair value method of that statement.

   The fair value of options granted in fiscal years 1998, 1999 and 2000 reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Quantum Corporation

                                            Long-Term
                                         Incentive Plan,
                                        Supplemental Plan
                                         And Stock Option
                                              Plans         Stock Purchase Plan
                                       -------------------- --------------------
                                       Fiscal Fiscal Fiscal Fiscal Fiscal Fiscal
                                        1998   1999   2000   1998   1999   2000
                                       ------ ------ ------ ------ ------ ------
   Option life (in years).............   2.9    3.1    2.8    1.6    1.4    1.1
   Risk-free interest rate............  6.25%  5.52%  5.19%  6.13%  5.85%  5.57%
   Stock price volatility.............   .56    .61    .65    .53    .56    .62
   Dividend yield.....................   --     --     --     --     --     --

                          DLT & STORAGE SYSTEMS GROUP

DLT & Storage Systems Group

                                            Long-Term
                                         Incentive Plan,
                                        Supplemental Plan
                                         And Stock Option
                                              Plans         Stock Purchase Plan
                                       -------------------- --------------------
                                       Fiscal Fiscal Fiscal Fiscal Fiscal Fiscal
                                        1998   1999   2000   1998   1999   2000
                                       ------ ------ ------ ------ ------ ------
   Option life (in years).............   --     --     2.2    --     --     0.8
   Risk-free interest rate............   --     --    6.43%   --     --    6.12%
   Stock price volatility.............   --     --     .67    --     --     .66
   Dividend yield.....................   --     --      --    --     --      --

   The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Quantum Corporation and DSSG options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the options.

   The following is a summary of weighted-average grant date fair values:

Quantum Corporation

                                                            Weighted-Average
                                                            Grant Date Fair
                                                                 Value
                                                          --------------------
                                                          Fiscal Fiscal Fiscal
                                                           1998   1999   2000
                                                          ------ ------ ------
   Options granted under the Long-Term Incentive Plan,
     Supplemental Plan and Stock Option Plans............ $ 8.39 $ 9.86 $ 8.55
   Restricted stock granted under the Long-Term
     Incentive Plan and Supplemental Plan................ $23.68 $22.40 $18.99
   Shares granted under the Stock Purchase Plan.......... $ 3.56 $ 4.86 $ 7.85

DLT & Storage Systems Group

                                                                Weighted-Average
                                                                   Grant Date
                                                                   Fair Value
                                                                ----------------
                                                                  Fiscal 2000
                                                                ----------------
   Options granted under the Long-Term Incentive Plan,
     Supplemental Plan and Stock Option Plans..................      $4.03
   Restricted stock granted under the Long-Term
     Incentive Plan and Supplemental Plan......................      $8.86
   Shares granted under the Stock Purchase Plan................      $4.62

                          DLT & STORAGE SYSTEMS GROUP

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Quantum's and DSSG's pro forma net income (loss) and net income (loss) per share follows:

Quantum Corporation

                                                                     Period from
                                                  Year Ended March    April 1,
                                                         31,          1999, to
                                                  -----------------   August 3,
                                                    1998     1999       1999
                                                  -------- --------  -----------
   Net income (loss) (in thousands).............. $139,907 $(83,964)  $(32,227)
                                                  ======== ========   ========
   Net income (loss) per share:
     Basic....................................... $   1.03 $  (0.52)  $  (0.19)
                                                  ======== ========   ========
     Diluted..................................... $   0.88 $  (0.52)  $  (0.19)
                                                  ======== ========   ========

DLT & Storage Systems Group

                                                                     Period from
                                                                      August 4,
                                                                      1999, to
                                                                      March 31,
                                                                        2000
                                                                     -----------
   Net income (in thousands)........................................   $54,265
                                                                       =======
   Net income per share:
     Basic..........................................................   $  0.33
                                                                       =======
     Diluted........................................................   $  0.33
                                                                       =======

   Since DSSG stock was not part of the capital structure of Quantum prior to the recapitalization on August 3, 1999 and no DSSG stock options were outstanding prior to this date, pro forma information for DSSG for fiscal years 1999 and 1998 is omitted. Accordingly, the pro forma effect of DSSG stock options is not representative of what the effect will be in future years.

   As SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until fiscal year 2001.

Note 9 Common Stock and Stockholder Rights Agreement

   The number of authorized shares of common stock is 1,600,000,000, of which 1,000,000,000 shares are authorized for DSSG common stock and 600,000,000 shares are authorized for HDDG common stock. The number of authorized shares of preferred stock is 20,000,000.

   The Company has a stockholder rights agreement (the "Rights Plan") that provides existing stockholders with the right to purchase preferred stock in the event of certain changes in Quantum's ownership. Specifically, existing DSSG stockholders will have the right to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock for each share of DSSG common stock held, or, under certain circumstances, shares of DSSG common stock with a market value twice the exercise price of such right and existing HDDG stockholders will have the right to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock for each share of HDDG common stock held or, under certain circumstances, shares of HDDG common stock with a market value twice the exercise price of such right. The purchase price in either case is

                          DLT & STORAGE SYSTEMS GROUP
determined by the board of directors, subject to adjustment. Subject to certain exceptions, these rights may be exercised the tenth day after any person or group becomes the beneficial owner (or makes an offer that would result in such beneficial ownership) of 20% or more of the outstanding DSSG common stock or HDDG common stock. If such change in beneficial ownership is combined with a merger of Quantum or a sale of more than 50% of the assets of Quantum, then the existing stockholders have the right to purchase, for the exercise price, a number of shares of common stock in the surviving entity having a market value of twice the exercise price of such right. The Rights Plan may serve as a deterrent to takeover tactics that are not in the best interests of stockholders. There are 1,600,000 preferred shares reserved for issuance under the Rights Plan.

Note 10 Earnings Per Share

   As a result of the recapitalization, net income per share for DSSG has been calculated based on the group's net income from August 4, 1999 through March 31, 2000. It was not calculated on a group basis for periods prior to the recapitalization because DSSG stock was not part of Quantum's capital structure at that time.

   The following table sets forth the computation of basic and diluted net income per share for DSSG after the recapitalization date:

                                                                 Period from
                                                               August 4, 1999,
                                                                to March 31,
                                                                    2000
                                                               ---------------
                                                               (In thousands,
                                                                 except per
                                                                 share data)
   Numerator:
   Numerator for basic and diluted net income per share--
    income available to common stockholders...................     $85,586
                                                                   =======
   Denominator:
   Denominator for basic net income per share--weighted
    average shares............................................     162,023
   Effect of dilutive securities:
   Weighted average options outstanding.......................       5,711
                                                                   -------
   Denominator for diluted net income per share--adjusted
    weighted average shares...................................     167,734
                                                                   =======
   Basic net income per share.................................     $  0.53
                                                                   =======
   Diluted net income per share...............................     $  0.51
                                                                   =======

   The computation of diluted net income per share for DSSG in the period August 4, 1999 through March 31, 2000, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, because the effect would have been antidilutive.

Note 11 Savings and Investment Plan

   Substantially all of the regular domestic employees are eligible to make contributions to Quantum's 401(k) savings and investment plan. Quantum matches a percentage of the employees' contributions and may also make additional discretionary contributions to the plan. Quantum contributions were $6 million, $7 million and $9 million in fiscal years 1998, 1999 and 2000, respectively.

                          DLT & STORAGE SYSTEMS GROUP

Note 12 Income Taxes

   The DLT & Storage Systems group income tax provision consists of the following:

                                                      Year Ended March 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                                                         (In thousands)
   Federal:
     Current...................................... $125,930  $110,509  $126,793
     Deferred.....................................   (8,634)    5,710   (25,050)
                                                   --------  --------  --------
                                                    117,296   116,219   101,743
                                                   --------  --------  --------
   State:
     Current......................................   28,404    27,430    24,236
     Deferred.....................................   (2,705)   (2,322)   (4,242)
                                                   --------  --------  --------
                                                     25,699    25,108    19,994
                                                   --------  --------  --------
   Income tax provision........................... $142,995  $141,327  $121,737
                                                   ========  ========  ========

   The tax benefits associated with nonqualified stock options, disqualifying dispositions of incentive stock options, and employee stock purchase plan shares reduced taxes currently payable as shown above by $14 million, $11 million, and $10 million in fiscal years 1998, 1999 and 2000, respectively. Such benefits are credited to group equity when realized.

   The DLT & Storage Systems group's income tax provision differs from the amount computed by applying the federal statutory rate or 35% to income before income taxes as follows:

                                                      Year Ended March 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                                                         (In thousands)
   Tax at federal statutory rate.................  $128,329  $ 92,511  $ 93,570
   State income tax, net of federal benefit......    16,705    16,320    12,996
   Research and development credit...............    (1,690)     (634)   (2,109)
   Acquired in-process research and development..       --     31,150    12,950
   Goodwill amortization.........................       --      1,609     4,075
   Other items...................................      (349)      371       255
                                                   --------  --------  --------
                                                   $142,995  $141,327  $121,737
                                                   ========  ========  ========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                          DLT & STORAGE SYSTEMS GROUP

   Significant components of deferred tax assets and liabilities are as follows:

                                                               Year Ended
                                                                March 31,
                                                             ----------------
                                                              1999     2000
                                                             -------  -------
                                                             (In thousands)
   Deferred tax assets:
     Inventory valuation methods............................ $16,093  $15,283
     Accrued warranty expense...............................   5,289   16,193
     Allowance for doubtful accounts........................     946      761
     Distribution reserves..................................   3,578    3,206
     Special charges........................................     --     8,725
     Acquired net operating loss and credit carryforwards...     --    19,089
     Other accruals and reserves not currently deductible
      for tax purposes......................................  10,527   12,969
     Depreciation methods...................................   5,730    8,034
     Amortization methods...................................   1,241    1,122
                                                             -------  -------
                                                              43,404   85,382
                                                             -------  -------
   Deferred tax liabilities:
     Acquired intangibles................................... (33,602) (40,821)
     Other..................................................  (1,563)  (3,470)
                                                             -------  -------
                                                             (35,165) (44,291)
                                                             -------  -------
       Net deferred tax asset............................... $ 8,239  $41,091
                                                             =======  =======

   Quantum's federal income tax returns have been examined by the Internal Revenue Service ("IRS") for all years through 1993. All issues have been resolved with no material effect, and the IRS has closed those years. Quantum's federal income tax returns for the years 1994-1996 are presently under examination by the IRS. Management believes sufficient accruals have been provided in prior years for any adjustments that may result for the years under examination.

   As of March 31, 2000, DSSG has acquired net operating loss carryforwards of $42 million and credit carryforwards of $4 million. These carryforwards expire in varying amounts between fiscal years 2005 and 2018.

Note 13 Commitments

   Quantum leases certain facilities for DSSG's use under non-cancelable operating lease agreements for periods of up to 15 years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

   DSSG's rent expense was $6 million, $10 million, and $11 million for the fiscal years ended March 31, 1998, 1999, and 2000, respectively.

                          DLT & STORAGE SYSTEMS GROUP

   Future minimum lease payments under operating leases are as follows:

                                                                  (In thousands)
   Year ended March 31,
     2001........................................................    $12,655
     2002........................................................     12,459
     2003........................................................      8,634
     2004........................................................      5,245
     2005........................................................      3,440
     Thereafter..................................................     18,415
                                                                     -------
       Total future minimum lease payments.......................    $60,848
                                                                     =======

   DSSG is contingently liable, under residual value guarantees, for approximately $63 million for one of its current facility leases.

Note 14 Business and Geographic Information

   Two customers accounted for 10% or more of the DLT & Storage System group's combined revenue in fiscal years 1998, 1999 and 2000. Revenue from one customer represented $433 million, $329 million and $283 million of the group's combined revenue in the respective periods. Revenue from the other customer represented $133 million, $171 million and $183 million of the group's combined revenue in the respective periods.

Product Information

   Revenue for the DLT & Storage Systems group is comprised of the following:

                                                          Year Ended March 31,
                                                          ---------------------
                                                           1998   1999    2000
                                                          ------ ------  ------
                                                             (In millions)
DLTtape & Storage Systems group:
  DLTtape drives......................................... $  784 $  872  $  858
  DLTtape media..........................................    284    195     147
  DLTtape royalties......................................     27    122     187
  Storage systems........................................     95    154     323
  Intra-group elimination................................    --     (40)    (96)
                                                          ------ ------  ------
    Total................................................ $1,190 $1,303  $1,419
                                                          ====== ======  ======

   Intra-group elimination represents intra-group sales of DLTtape drives incorporated into the DLT & Storage Systems group's tape libraries.

                          DLT & STORAGE SYSTEMS GROUP

Geographic Information

   Revenue and long-lived assets by region are as follows (revenue is attributed to regions based on the location of customers):

                                         Year Ended March 31,
                       --------------------------------------------------------
                              1998               1999               2000
                       ------------------ ------------------ ------------------
                               Long-Lived         Long-Lived         Long-Lived
                       Revenue   Assets   Revenue   Assets   Revenue   Assets
                       ------- ---------- ------- ---------- ------- ----------
                                            (In millions)
   United States...... $  934     $71     $  922     $291    $  915     $322
   United Kingdom.....    149      --        188      --        117      --
   Rest of Europe.....     83      --        134        1       259        4
   Asia Pacific.......     24       1         59        1       126      --
   Latin America......    --       --        --       --          2      --
                       ------     ---     ------     ----    ------     ----
     Total............ $1,190     $72     $1,303     $293    $1,419     $326
                       ======     ===     ======     ====    ======     ====

Note 15 Unaudited Quarterly Combined Financial Data

                                                Year Ended March 31, 2000
                                           ------------------------------------
                                             1st      2nd      3rd       4th
                                           Quarter  Quarter  Quarter   Quarter
                                           -------- -------- --------  --------
                                             (In thousands, except per share
                                                          data)
   Revenue................................ $330,744 $357,098 $365,780  $365,249
   Gross profit...........................  151,650  170,206  164,088   162,946
   Net income.............................   51,465   21,060   50,790    22,299
   Net income per share:
     Basic................................       NA     0.08     0.31      0.14
     Diluted..............................       NA     0.07     0.30      0.14
   Pro forma net income per share:
     Basic................................     0.31     0.13       NA        NA
     Diluted..............................     0.30     0.12       NA        NA

                                                Year Ended March 31, 1999
                                           ------------------------------------
                                             1st      2nd      3rd       4th
                                           Quarter  Quarter  Quarter   Quarter
                                           -------- -------- --------  --------
                                             (In thousands, except per share
                                                          data)
   Revenue................................ $255,702 $290,458 $366,495  $390,081
   Gross profit...........................  113,674  131,675  161,301   173,269
   Net income (loss)......................   43,565   52,143  (30,584)   57,867
   Pro forma net income (loss) per share:
     Basic................................     0.27     0.34    (0.18)     0.35
     Diluted..............................     0.26     0.33    (0.18)     0.33

--------
NA = Not applicable

   Pro forma net income (loss) per share for the DLT & Storage Systems group assumes the recapitalization occurred at the beginning of the earliest period presented.

   The results of operations for the fourth quarter of fiscal year 2000 included the effect of a $40 million special charge associated with the DLT & Storage Systems group's strategy to reduce overhead expenses and product cost including the transfer of volume manufacturing to Penang, Malaysia.

                          DLT & STORAGE SYSTEMS GROUP

   The results of operations for the second quarter of fiscal year 2000 included the effect of a $37 million charge related to purchased in-process research and development related to the acquisition of Meridian.

   The results of operations for the third quarter of fiscal year 1999 included the effect of an $89 million charge related to purchased in-process research and development related to the acquisition of ATL.

Note 16 Subsequent Event (Unaudited)

   In April 2000, both Quantum and ATL canceled their existing senior credit facilities and Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the option of Quantum, borrowings under the revolving credit lines will bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.

                          DLT & STORAGE SYSTEMS GROUP

                                  SCHEDULE II

                   COMBINED VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                             Balance at  (reductions)               Balance at
Classification (In          beginning of  charged to                  end of
thousands)                     period      expense    Deductions(i)   period
------------------          ------------ ------------ ------------- ----------
Allowance for doubtful
 accounts year ended:
  March 31, 1998...........    $1,698       $1,970       $(1,082)     $2,586
  March 31, 1999...........    $2,586       $2,709       $(2,788)     $2,507
  March 31, 2000...........    $2,507       $1,297       $  (312)     $3,492

--------
(i) Uncollectible accounts written off, net of recoveries.

                                   ANNEX III

       THE HARD DISK DRIVE GROUP SELECTED COMBINED FINANCIAL INFORMATION

   This summary of combined financial information of the Hard Disk Drive group ("HDDG") for fiscal years 1996 to 2000 should be read along with HDDG's audited combined financial statements contained in this Annual Report on Form 10-K. The summarized financial information, other than the statement of operations data for fiscal years 1996 and 1997 and the balance sheet data at March 31, 1996, 1997 and 1998, was taken from these financial statements.

   A number of items affect the comparability of this information:

  . The results of operations for fiscal year 2000 include the effect of a $59.4 million special charge, of which $57.1 million is included in cost of revenue and $2.3 million is included in operating expenses, associated with HDDG's streamlining of its logistics model, change in customer service strategy and consolidation of certain product development programs.

  . Through May 1997, HDDG combined the results of a recording heads business acquired from Digital Equipment in October 1994. These operations generated operating losses of $70 million, $110 million and $9 million in fiscal years 1996 through 1998. In May 1997, Quantum Corporation ("Quantum") sold a 51% interest in these operations to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"). Subsequent losses of this joint venture using the equity method of accounting were $66 million in fiscal year 1998 and $41 million in the first half of fiscal year 1999. In October 1998, Quantum and MKE agreed to dissolve the joint venture, and, as a result, HDDG recorded an additional $101 million loss from the investment in the third quarter of fiscal year 1999.

  . The results of operations for fiscal year 1998 include the effect of a $103 million special charge, primarily for inventory write-offs and losses on purchase commitments, related to HDDG's high-end hard disk drive products.

  . The results of operations for the fiscal year 1996 include the effect of a $209 million charge related to the transition of HDDG's high-end products to MKE.

   HDDG currently has two primary product lines; desktop hard disk drives and high-end hard disk drives. HDDG has two separate business units that support these two product lines. HDDG's recording heads operation was transferred to MKE and used in the manufacture of hard disk drives for HDDG. The value at which the recording heads were transferred was recorded as an offset to cost of sales.

                                     III-1

   Pro forma net income (loss) per share for HDDG assumes the recapitalization occurred at the beginning of the earliest period presented.

                                   At or For the Year Ended March 31,
                         ----------------------------------------------------------
                            1996        1997        1998        1999        2000
                         ----------  ----------  ----------  ----------  ----------
                                (In thousands, except per share amounts)
Statement of Operations
 Data
Business unit:
  Desktop
    Revenue............. $3,349,735  $4,004,828  $3,981,614  $3,079,437  $2,784,808
    Gross profit........    511,390     565,681     453,278     232,036     129,429
    Unit operating
     profit (loss)......    290,767     300,287     184,331     (49,132)   (154,963)
  High-end
    Revenue............. $  737,426  $  586,616  $  633,821  $  519,883  $  526,771
    Gross profit
     (loss).............    (73,974)    (10,721)    (80,790)     59,383     100,641
    Unit operating
     loss...............   (416,620)   (154,184)   (250,136)    (83,323)    (35,961)
  Recording heads
    Unit operating
     loss...............    (69,967)   (109,632)     (8,592)        --          --
    Loss from investee..        --          --      (66,060)   (142,050)        --
Combined group
  Revenue............... $4,087,161  $4,591,444  $4,615,435  $3,599,320  $3,311,579
  Gross profit..........    415,807     498,402     373,307     291,419     230,070
  Research and
   development
   expenses.............    214,148     261,293     258,916     253,893     242,383
  Sales and marketing,
   general and
   administrative
   expenses.............    188,357     200,638     188,788     169,981     176,273
  Restructuring/special
   charge...............    209,122         --          --          --        2,338
  Income (loss) from
   operations...........   (195,820)     36,471     (74,397)   (132,455)   (190,924)
  Net income (loss)..... $ (125,429) $   41,055  $  (52,858) $ (152,526) $ (104,770)
  Pro forma net income
   (loss) per share:
    Basic............... $    (2.43) $     0.70  $    (0.78) $    (1.90) $    (1.26)
    Diluted............. $    (2.43) $     0.58  $    (0.78) $    (1.90) $    (1.26)

Balance Sheet Data
Property, plant and
 equipment, net......... $  333,976  $  368,092  $  227,760  $  198,806  $  158,548
Total assets............  1,740,949   1,721,402   1,646,340   1,469,953   1,478,048
Total long-term debt,
 convertible debt and
 redeemable preferred
 stock..................    288,008     140,969     109,161     114,820     108,446


                                     III-2

                             HARD DISK DRIVE GROUP

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

 Fiscal Year 2000 Compared With Fiscal Year 1999

   Revenue. Revenue in fiscal year 2000 was $3.3 billion, compared to $3.6 billion in fiscal year 1999, a decrease of 8%. The decrease in revenue reflected lower revenue from sales of desktop hard disk drives.

  . Desktop hard disk drive revenue in fiscal year 2000 was $2.8 billion, compared to $3.1 billion in fiscal year 1999. Shipments of desktop hard disk drives increased to a record high in fiscal year 2000. However, lower average unit prices resulted in reduced desktop hard disk drive revenue. The increase in shipments reflected increased demand, particularly from computer equipment manufacturers, and a strong desktop PC market. The decline in average unit prices reflected intense competitive pricing pressures, especially in the first two quarters of fiscal year 2000.

  . High-end hard disk drive revenue in fiscal year 2000 was $527 million, compared to $520 million in fiscal year 1999. Shipments of high-end hard disk drives also increased to a record high in fiscal year 2000 as HDDG completed a transition to new high-end products. However, continued pricing pressures in the high-end market resulted in lower average unit prices and only a moderate increase in revenue.

   Sales to the top five customers in fiscal year 2000 represented 50% of revenue, compared to 47% of revenue in fiscal year 1999. These amounts reflected a retroactive combination of sales to Ingram Micro and Electronic Resources as a result of the completion of their merger in July 1999 as well as a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Ingram Micro were 13% of revenue in fiscal year 2000, compared to 10% of revenue in fiscal year 1999, including sales to Electronic Resources. Sales to Hewlett-Packard were 12% of revenue in fiscal year 2000, compared to 14% of revenue in fiscal year 1999. Sales to Compaq were less than 10% of revenue in fiscal year 2000, compared to 10% of revenue in fiscal year 1999, including sales to Digital Equipment.

   Sales to computer equipment manufacturers and distribution channel customers were 60% and 40% of revenue, respectively, in both fiscal years 2000 and 1999.

   Gross Margin Rate. The gross margin rate in fiscal year 2000 was 6.9%, compared to 8.1% in fiscal year 1999. The gross margin rate in fiscal year 2000 reflected the impact of a $59.4 million special charge, of which $57.1 million was included in cost of revenue. The special charge was related to HDDG's streamlining of the logistics model, change in customer service strategy and consolidation of certain product development programs. Excluding the impact of the charge, the gross margin rate was 8.7% in fiscal year 2000.

  . The desktop gross margin rate in fiscal year 2000 was 4.6%, compared to 7.5% in fiscal year 1999. Excluding the desktop portion of the special charge of $51.4 million, the gross margin rate was 6.5% in fiscal year 2000. The decrease in the gross margin rate reflected intense competitive pricing pressures, particularly in the first two quarters of fiscal year 2000. The transition to new lower cost, higher margin products and cost reductions associated with the special charge in the second half of fiscal year 2000 partially offset the gross margin decline.

  . The high-end gross margin rate for fiscal year 2000 was 19.1%, compared to 11.4% in year fiscal 1999. Excluding the high-end portion of the special charge of $5.7 million, the gross margin rate was 20.2% in fiscal year 2000. The increase in the gross margin rate reflected the transition to new, higher margin products.

   Research and Development Expenses. Research and development expenses in fiscal year 2000, were $242 million, or 7.3% of revenue, compared to $254 million, or 7.1% of revenue, in fiscal year 1999. The decrease in research and development expenses reflected expense reductions in the hard disk drive business associated with the special charge taken in the second quarter of fiscal year 2000.

                                     III-3

   Sales and Marketing Expenses. Sales and marketing expenses in fiscal year 2000, were $110 million, or 3.3% of revenue, compared to $114 million, or 3.2% of revenue in fiscal year 1999. The decrease in sales and marketing expenses reflected lower commissions as a result of the reduced level of revenue.

   General and Administrative Expenses. General and administrative expenses in fiscal year 2000, were $66 million, or 2.0% of revenue, compared to $56 million, or 1.5% of revenue, in fiscal year 1999. The increase in general and administrative expenses reflected an increase in the provision for bad debt due to the bankruptcy of a distributor in fiscal year 2000 and implementation of a new quality program at the beginning of fiscal year 2000.

   Special Charge. During the second quarter of fiscal year 2000, HDDG recorded a special charge of $59.4 million, of which $57.1 million is included in cost of revenue and $2.3 million is included in operating expenses. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business's operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs.

   The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and change in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

   Subsequent to the end of the second quarter of fiscal year 2000, HDDG revised its estimate of costs required to implement the restructuring plan. HDDG currently estimates that severance and benefits, inventory and other costs, which include the disposition of additional capital assets, will be more than previously estimated as a result of changes in the customer service strategy. HDDG also estimates that costs associated with vacating leased facilities will be less than previously estimated as a result of vacating a major facility earlier than previously expected. Accordingly, HDDG has reallocated amounts between these categories.

   Upon full implementation of the plan, HDDG expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001. The majority of the savings are expected in cost of revenue as a result of a more efficient distribution system and reduced customer service costs, with the remaining savings in research and development, as a result of the consolidation of product development programs. As compared to fiscal year 2000, HDDG expects operating expenses to be relatively flat in fiscal year 2001, with increased investments in disk drive and other storage products, primarily reflected in research and development, offsetting the cost savings resulting from the special charge. These expectations are forward-looking statements and actual results may differ.

   Interest and Other Income/Expense. Net interest and other income and expense in fiscal year 2000 was $13 million income, compared to $10 million income in fiscal year 1999. The increase reflected increased interest income on higher cash balances.

   Loss from Investee. The loss from investee reflected HDDG's 49% equity share in the operating losses of its recording heads joint venture with MKE, which was dissolved in the third quarter of fiscal year 1999. HDDG's share of the loss in the joint venture for fiscal year 1999 was $142 million. See Note 6 of the Notes to Combined Financial Statements for additional discussion of the dissolution of the recording heads joint venture.

   Income Taxes. HDDG recorded benefits of $73 million and $112 million for effective benefit rates of 41% and 42% in fiscal years 2000 and 1999, respectively. The effective rate in fiscal year 2000 reflects decreased benefits from foreign earnings taxed at less than the U.S. rate.

   Net Loss. HDDG reported a net loss in fiscal year 2000 of $105 million, compared to $153 million in fiscal year 1999. The decreased loss resulted from the absence of the $101 million charge related to the

                                     III-4
dissolution of the recording heads joint venture in fiscal year 1999, partially offset by reduced gross profits in fiscal year 2000, reflecting $57 million of the special charge.

 Fiscal Year 1999 Compared With Fiscal Year 1998

   Revenue. Revenue in fiscal year 1999 was $3.6 billion, compared to $4.6 billion in fiscal year 1998, a decrease of 22%. The decrease in revenue reflected lower revenue from sales of both desktop and high-end hard disk drives.

  . Desktop hard disk drive revenue in fiscal year 1999 was $3.1 billion, compared to $4.0 billion in fiscal year 1998. The decline in desktop hard disk drive revenue reflected a decline in average unit prices and, to a lesser extent, a lower level of shipments to leading computer equipment manufacturers. The price decline reflected intense competition, especially in the first two quarters of fiscal year 1999, and the growth of the low cost PC market, which has become a higher proportion of the overall desktop PC market.

  . High-end hard disk drive revenue in fiscal year 1999 was $520 million, compared to $634 million in fiscal year 1998. Although high-end hard disk drive shipments increased in fiscal year 1999, increased competitive pricing pressures, especially in the second half of fiscal year 1999, resulted in reduced average unit prices and lower high-end hard disk drive revenue.

   Sales to the top five customers represented 47% of revenue in fiscal years 1999 and 1998. These amounts reflected a retroactive combination of the sales to Ingram Micro and Electronic Resources as a result of the completion of their merger in July 1999 as well as a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Compaq were 10% of revenue in fiscal year 1999, compared to 12% of revenue in fiscal year 1998, including sales to Digital Equipment. Sales to Hewlett-Packard were 14% of revenue in both fiscal years 1999 and 1998. Sales to Ingram Micro were 10% of revenue in fiscal year 1999, compared to less than 10% of revenue in fiscal year 1998, including sales to Electronic Resources.

   In fiscal year 1999, sales to computer equipment manufacturers and distribution channel customers were 60% and 40% of revenue, respectively, compared to 59% and 41% of revenue, respectively, in fiscal year 1998.

   Gross Margin Rate. The gross margin rate in fiscal years 1999 and 1998 was 8.1%.

  . The desktop gross margin rate in fiscal year 1999 was 7.5%, compared to 11.4% in fiscal year 1998.

  . The high-end gross margin rate in fiscal year 1999 was 11.4%, compared to -12.7% in fiscal year 1998.

   The gross margin rate in fiscal year 1998 reflected the impact of a $103 million special charge related to the transition to a new generation of high-end disk drive products, and consisted primarily of inventory write-offs and adjustments, and losses related to firm inventory purchase commitments. Excluding the special charge, the gross margin rate was 10.3% in fiscal year 1998. This 2.2 percentage point decline between fiscal year 1998 and 1999 reflected the decline in gross margins earned on desktop hard disk drives as a result of intense competitive pricing pressures in fiscal year 1999.

   Research and Development Expenses. Research and development expenses in fiscal year 1999, were $254 million, or 7.1% of revenue, compared to $259 million, or 5.6% of revenue, in fiscal year 1998. The decrease in research and development expenses reflected reduced spending as a result of cost control efforts.

   Sales and Marketing Expenses. Sales and marketing expenses in fiscal year 1999, were $114 million, or 3.2% of revenue, compared to $122 million, or 2.6% of revenue in fiscal year 1998. The decrease in sales and marketing expenses reflected reduced spending including lower commissions as a result of the lower level of revenue.

   General and Administrative Expenses. General and administrative expenses in fiscal year 1999, were $56 million, or 1.5% of revenue, compared to $67 million, or 1.5% of revenue, in fiscal year 1998. The decrease in general and administrative expenses reflected the impact of cost control efforts.

                                     III-5

   Interest and Other Income/Expense. Net interest and other income and expense in fiscal year 1999 was $10 million income, compared to $5 million income in fiscal year 1998. The increase reflected increased interest income on higher cash balances and reduced interest expense.

   Loss from Investee. HDDG's investment and operating results related to its recording heads business have resulted in significant losses. HDDG acquired a recording heads business from Digital Equipment in October 1994. In May 1997, HDDG sold a 51% majority interest in its recording heads operations to MKE, and formed a recording heads joint venture with MKE. On October 28, 1998, HDDG and MKE agreed to dissolve the recording heads joint venture. In connection with the dissolution, HDDG recorded a $101 million loss in the third quarter of fiscal year 1999. This loss included a write-off of HDDG's investment in the recording heads joint venture; a write-down of HDDG's interest in facilities in Louisville, Colorado, and Shrewsbury, Massachusetts that were occupied by the recording heads joint venture; warranty costs resulting from magneto resistive recording heads manufactured by the recording heads joint venture; and HDDG's 49% pro rata share in funding the recording heads joint venture's repayment of its obligations, primarily bank debt, accounts payable and other liabilities. See Note 6 of the Notes to Combined Financial Statements for additional discussion of the dissolution of the recording heads joint venture.

   Income Taxes. HDDG recorded benefits of $112 million and $83 million for effective benefit rates of 42% and 61% in fiscal years 1999 and 1998, respectively. The 1999 effective rate reflects decreased benefits from foreign earnings taxed at less than the U.S. rate, a lower research and development credit and decreased state tax benefits. Fiscal year 1998 includes a benefit as a result of the recognition of state deferred tax assets through tax planning.

   Net Loss. HDDG reported a net loss in fiscal year 1999 of $153 million, compared to $53 million in fiscal year 1998. The increased loss resulted from the $101 million charge related to the recording heads joint venture dissolution and the decrease in revenue and gross profit, partially offset by a decrease in operating costs.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect SFAS No. 133 to have a material effect on HDDG's financial position or results of operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. HDDG is required to adopt SFAS 133 in fiscal year 2002.

   Revenue Recognition and Financial Statements. In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for Quantum in the first quarter of fiscal year 2001. HDDG is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

   Certain Transactions Involving Stock Compensation. In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on HDDG's financial position or results of operations.

                                     III-6

Liquidity and Capital Resources

   Operating Activities. HDDG generated cash from operations of $117 million during fiscal year 2000 compared to $247 million in fiscal year 1999. Cash from operations in fiscal year 2000 primarily reflected a reduction in inventories and an increase in accounts payable. Cash from operations in fiscal year 1999 primarily reflected a reduction in accounts receivable and inventories, partially offset by a reduction in accounts payable.

   Investing Activities. Investments during fiscal year 2000 were $24 million, which consisted primarily of investments in property and equipment, partially offset by net maturities of marketable securities. Investments in fiscal year 1999 totaled $35 million.

   Financing Activities. At March 31, 2000, and March 31, 1999, Quantum's debt allocated to HDDG was $109 million and $115 million, respectively. Debt allocated to HDDG bears interest at a rate equal to the weighted average interest rate of Quantum's total debt, calculated on a quarterly basis. At March 31, 2000, Quantum had total debt of $326 million with an average interest rate of 7.4%. During fiscal year 2000, HDDG used cash to purchase $21 million of treasury stock as discussed below.

   During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock, while $100 million was authorized for repurchase of HDDG common stock. During fiscal year 2000, DSSG repurchased 15.7 million shares of DSSG common stock and acquired 3.9 million shares of Quantum common stock for $304 million, and HDDG repurchased 3.5 million shares of HDDG common stock for $21 million. Quantum has utilized equity instrument contracts, including call and put options, as part of its stock repurchase program.

   Quantum filed a registration statement which became effective on July 24, 1997, pursuant to which Quantum may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. Under the registration statement, in July 1997, Quantum issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of DSSG common stock and HDDG common stock. The notes are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, and 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note. Quantum has the option to redeem the notes on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of Quantum's common stocks. Subsequent to August 1, 2001, Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum's common stocks, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of Quantum's existing and future senior indebtedness.

   In June 1997, Quantum entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At Quantum's option, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by our total funded debt ratio, or at a base rate, with option periods of one to six months. At March 31, 2000, there was no outstanding balance drawn on this line.

   In September 1996, Quantum entered into a $42 million mortgage financing related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years. Quantum is required to make monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term.

   In April 2000, both Quantum and ATL canceled their existing senior credit facilities and Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines will bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.

                                     III-7

   HDDG expects to spend approximately $55 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the development and introduction of new disk drive products.

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

Financial Market Risks

   HDDG is exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations and marketable equity security prices. To manage the volatility relating to these exposures, HDDG enters into various derivative transactions pursuant to HDDG's policies to hedge against known or forecasted market exposures.

   Changes in interest rates affect interest income earned on HDDG's cash equivalents and short-term investments, and interest expense on short-term and long-term borrowings. HDDG does not enter into derivative transactions related to its cash, cash equivalents or short-term investments, nor existing or anticipated liabilities.

   As a multinational corporation, HDDG is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact to our financial results.

   HDDG utilized foreign currency forward contracts to manage the risk of exchange rate fluctuations. In all cases, HDDG uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by HDDG are not leveraged and are not held for trading or speculative purposes.

   HDDG uses forward exchange contracts to hedge its net asset or net liability position, which primarily consists of inter-company balances, foreign tax liabilities and non-functional currency denominated receivables. The hedging activity is intended to manage the effects of foreign currency remeasurement arising from certain assets and liabilities denominated in foreign currency. The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, HDDG could experience unanticipated currency gains or losses.

   HDDG is exposed to equity price risk on its investment in TiVo, Inc. common stock. HDDG does not attempt to reduce or eliminate its market exposure on this security. HDDG entered into a strategic alliance with TiVo in fiscal year 1999 to supply hard disk drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. At March 31, 2000, the fair market value of HDDG's investment was approximately $30 million. As TiVo is a relatively new company and has introduced a new product in the consumer electronics market, HDDG does not believe it is possible to reasonably estimate any future price movement of TiVo common stock.

Trends and Uncertainties Relating to the Hard Disk Drive Group

Holders of HDDG stock remain stockholders of one company and, therefore, financial effects on DSSG could adversely affect HDDG

   Holders of HDDG stock and DSSG stock are stockholders of a single company. HDDG and DSSG are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Quantum and all of its businesses, assets and liabilities. The issuance of HDDG stock and DSSG stock and the allocation of assets and liabilities and stockholders' equity between HDDG and DSSG did not result in a distribution or spin-off to stockholders of any Quantum assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could

                                     III-8
be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we attribute to the other group.

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

HDDG's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance

   HDDG's quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. As a result, you should not use HDDG's past quarterly operating results to predict future performance. Quarterly operating results could be adversely affected by:

  . the ability of MKE, HDDG's exclusive manufacturer, to quickly achieve high volume production of HDDG's hard disk drives;

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

HDDG's prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard disk drives

   End-user demand for the computer systems which contain HDDG's hard disk drives has historically been subject to rapid and unpredictable fluctuations. As a result, the hard disk drive market tends to experience periods

                                     III-9
of excess capacity which typically lead to intense price competition. If intense price competition occurs, HDDG may be forced to lower prices sooner and more than expected and transition to new products sooner than expected. For example, in fiscal year 1999 and the second half of fiscal year 1998, as a result of excess inventory in the desktop hard disk drive market, aggressive pricing and corresponding margin reductions materially adversely impacted HDDG's operating results. HDDG experienced similar conditions in the high-end hard disk drive market during most of fiscal years 1998 and 1999.

Growth of the lower priced PC markets is putting downward pressure on HDDG's desktop hard disk drive prices

   The growth of the lower priced PC market has led to a shift toward lower priced desktop hard disk drives. HDDG expects the trend toward lower prices on hard disk drives to continue. If HDDG is unable to lower the cost of its desktop hard disk drives accordingly, operating results could be materially adversely impacted.

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

   In the high-end hard disk drive market, HDDG's primary competitors are Fujitsu, Hitachi, IBM and Seagate. Currently, Seagate and IBM have the largest market share for high-end hard disk drives. Intense technology and pricing competition has led to losses on HDDG's high-end hard disk drive products over the past 12 quarters.

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

Because HDDG depends on MKE for the manufacture of all hard disk drives, adverse material developments in this critical manufacturing relationship would adversely impact HDDG's operating results

   HDDG's relationship with MKE is critical to the Hard Disk Drive group's operating results and overall business performance. HDDG's dependence on MKE includes the following principal risks:

  . Quality and Delivery. HDDG relies on MKE to quickly achieve volume production of new hard disk drives at a competitive cost, to meet HDDG's stringent quality requirements and to respond quickly to changing product delivery schedules. Failure of MKE to satisfy these requirements could have a material adverse impact on HDDG's operating results.

  . Purchase Forecasts. MKE's production schedule is based on HDDG's forecasts of its purchase requirements, and HDDG has limited rights to modify short-term purchase orders. The failure of HDDG to accurately forecast its requirements or successfully adjust MKE's production schedule could lead to inventory shortages or surpluses.

  . Pricing. HDDG negotiates pricing arrangements with MKE on a quarterly basis. Any failure to reach competitive pricing arrangements would have a material adverse impact on HDDG's operating results.

                                    III-10

  . Capital Commitment. HDDG's future growth will require that MKE continue to devote substantial financial resources to property, plant and equipment to support the manufacture of HDDG's products.

  . Manufacturing Capacity. If MKE is unable or unwilling to meet HDDG's manufacturing requirements, an alternative manufacturing source may not be available in the near-term.

MKE depends on a limited number of component and sub-assembly suppliers and component shortages and quality problems or delays from these suppliers could result in increased costs and reduced sales

   MKE depends on a limited number of qualified suppliers for components and sub-assemblies, including recording heads, media and integrated circuits, all of which are essential to the manufacture of HDDG's hard disk drives. MKE may qualify only a single source for certain components and sub-assemblies, which can magnify the risk of component shortages. Component shortages have constrained HDDG's sales growth in the past, and HDDG believes that it will periodically experience component shortages. If MKE experiences quality problems with its component suppliers, HDDG's hard disk drive shipments could be significantly delayed or costs could be significantly increased.

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

Third party infringement claims could result in substantial liability and significant costs

   From time to time, third parties allege HDDG's infringement of and need for a license under their patented or other proprietary technology. For example, in August 1998 Quantum was named as one of several defendants in a patent infringement lawsuit. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents, which it asserts that HDDG has infringed. Recently, Discovision Associates has brought patents to HDDG's attention. Adverse resolution of the Papst or any other third party infringement claim could subject HDDG to substantial liabilities and require it to refrain from manufacturing and selling certain products. HDDG cannot assure you that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained on commercially reasonable terms, or at all. In addition, the costs of litigation could be substantial, regardless of the outcome.

HDDG's foreign manufacturing costs could be adversely impacted by fluctuations in currency exchange rates

   MKE generally purchases manufacturing components at prices denominated in U.S. dollars. However, significant increases in currency exchange rates against the U.S. dollar could increase MKE's manufacturing costs and could result in higher product prices and/or declining margins for HDDG's products.

                                    III-11

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quantum Corporation

   We have audited the accompanying combined balance sheets of the Hard Disk Drive group (as described in Note 1) of Quantum Corporation as of March 31,1999 and 2000 and the related combined statements of operations, group equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14a. These financial statements and schedule are the responsibility of Quantum Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of MKE-Quantum Components LLC ("MKQC"), a forty-nine percent equity investee of the Hard Disk Drive group, which statements reflect a net loss of $134.8 million for the period from May 16, 1997 (inception) through March 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for MKQC, is based solely on the report of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Hard Disk Drive group at March 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As more fully described in Note 1 to these financial statements, the Hard Disk Drive group is a business group of Quantum Corporation; accordingly, the combined financial statements of the Hard Disk Drive group should be read in conjunction with the audited consolidated financial statements of Quantum Corporation.

                                          /s/ Ernst & Young LLP

San Jose, California
April 24, 2000

                                    III-12

                             HARD DISK DRIVE GROUP

                       COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                 Year Ended March 31,
                                           ----------------------------------
                                              1998        1999        2000
                                           ----------  ----------  ----------
Revenue................................... $4,615,435  $3,599,320  $3,311,579
Cost of revenue--on net sales.............  4,242,128   3,307,901   3,024,441
Cost of revenue--special charge...........        --          --       57,068
                                           ----------  ----------  ----------
Gross profit..............................    373,307     291,419     230,070
Operating expenses:
  Research and development................    258,916     253,893     242,383
  Sales and marketing.....................    121,787     114,389     110,132
  General and administrative..............     67,001      55,592      66,141
  Special charge..........................        --          --        2,338
                                           ----------  ----------  ----------
                                              447,704     423,874     420,994
                                           ----------  ----------  ----------
Loss from operations......................    (74,397)   (132,455)   (190,924)
Interest income and other, net............     15,536      19,161      22,150
Interest expense..........................    (10,918)     (9,159)     (9,407)
Loss from investee........................    (66,060)   (142,050)        --
                                           ----------  ----------  ----------
Loss before income taxes..................   (135,839)   (264,503)   (178,181)
Income tax benefit........................    (82,981)   (111,977)    (73,411)
                                           ----------  ----------  ----------
Net loss.................................. $  (52,858) $ (152,526) $ (104,770)
                                           ==========  ==========  ==========
Pro forma net loss per share(1):
  Basic................................... $    (0.78) $    (1.90) $    (1.26)
                                           ==========  ==========  ==========
  Diluted................................. $    (0.78) $    (1.90) $    (1.26)
                                           ==========  ==========  ==========
Pro forma weighted-average common
 shares(1):
  Basic...................................     68,203      80,335      83,096
                                           ==========  ==========  ==========
  Diluted.................................     68,203      80,335      83,096
                                           ==========  ==========  ==========
Net loss for the period from August 4,
 1999 to March 31, 2000...................                         $  (27,549)
                                                                   ==========
Net loss per share:
  Basic...................................                         $    (0.33)
                                                                   ==========
  Diluted.................................                         $    (0.33)
                                                                   ==========
Weighted-average common shares:
  Basic...................................                             83,018
                                                                   ==========
  Diluted.................................                             83,018
                                                                   ==========

--------
(1) Pro forma net loss per share and pro forma weighted average common shares assume the recapitalization occurred at the beginning of the earliest period presented.

           See accompanying notes to combined financial statements.

                                    III-13

                             HARD DISK DRIVE GROUP

                            COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                March 31,
                                                          ---------------------
                                                             1999       2000
                                                          ---------- ----------
Assets
Current assets:
  Cash and cash equivalents.............................. $  499,725 $  581,542
  Marketable securities..................................     24,426     30,048
  Accounts receivable, net of allowance for doubtful
   accounts of $9,623 and $19,618 respectively...........    392,329    395,118
  Inventories............................................    147,524    122,347
  Due from the DLT & Storage Systems group...............        --      30,100
  Deferred taxes.........................................     72,107     78,713
  Other current assets...................................     96,401     58,356
                                                          ---------- ----------
    Total current assets.................................  1,232,512  1,296,224
Property, plant, and equipment, less accumulated
 depreciation............................................    198,806    158,548
Intangible assets, less accumulated amortization.........      5,199      1,915
Other assets.............................................     33,436     21,361
                                                          ---------- ----------
                                                          $1,469,953 $1,478,048
                                                          ========== ==========

Liabilities and Group Equity
Current liabilities:
  Accounts payable....................................... $  342,344 $  375,614
  Accrued warranty.......................................     38,917     46,967
  Accrued compensation...................................     51,048     54,073
  Income taxes payable...................................     33,411     44,284
  Accrued special charge.................................        --      22,409
  Current portion of long-term debt......................        341        344
  Other accrued liabilities..............................     57,841     77,596
                                                          ---------- ----------
    Total current liabilities............................    523,902    621,287
Deferred taxes...........................................     39,985     41,758
Long-term debt...........................................     18,987     12,613
Convertible subordinated debt............................     95,833     95,833
Commitments and contingencies............................
Group equity.............................................    791,246    706,557
                                                          ---------- ----------
                                                          $1,469,953 $1,478,048
                                                          ========== ==========

            See accompanying notes to combined financial statements.

                                     III-14

                             HARD DISK DRIVE GROUP

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended March 31,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net loss.................................... $ (52,858) $(152,526) $(104,770)
  Adjustments to reconcile net loss to net
   cash provided by operations:
    Loss from investee........................    66,060    124,809        --
    Special charge............................       --         --      52,443
    Depreciation..............................    62,583     66,570     64,659
    Amortization..............................     5,372      4,458      3,912
    Deferred taxes............................     5,338     19,516     18,734
    Compensation related to stock incentive
     plans....................................     1,412      1,879      2,487
    Changes in assets and liabilities:
      Accounts receivable.....................   146,961    193,519     (2,789)
      Inventories.............................    (6,402)    64,483     25,177
      Accounts payable........................   (52,963)   (58,980)    33,270
      Income taxes payable....................     8,624     (6,367)    10,873
      Accrued warranty........................   (25,648)    (1,322)     8,050
      Other assets and liabilities............   (76,785)    (9,255)     5,010
                                               ---------  ---------  ---------
        Net cash provided by operating
         activities...........................    81,694    246,784    117,056
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of marketable securities..........   (71,573)   (78,145)   (33,367)
  Maturities of marketable securities.........       --     125,292     57,793
  Purchases of equity securities..............       --         --        (750)
  Acquisition of intangible assets............    (9,850)       --         --
  Proceeds from sale of interest in recording
   heads operations...........................    94,000        --         --
  Investment in property and equipment........  (119,066)   (82,486)   (50,416)
  Proceeds from disposition of property and
   equipment..................................     5,962        140        --
  Proceeds from repayment of note receivable..    18,000        --       3,126
                                               ---------  ---------  ---------
        Net cash used in investing
         activities...........................   (82,527)   (35,199)   (23,614)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from long-term credit facilities...       --       8,333      3,333
  Inter-group proceeds for common stock
   issued.....................................       --      15,118      2,835
  Purchase of treasury stock..................       --         --     (20,932)
  Principal payments on long-term credit
   facilities.................................   (60,326)    (2,645)    (9,704)
  Proceeds from issuance of common stock,
   net........................................    16,787     14,094     12,843
  Proceeds from issuance of convertible
   subordinated notes.........................    95,833        --         --
                                               ---------  ---------  ---------
        Net cash provided by (used in)
         financing activities.................    52,294     34,900    (11,625)
                                               ---------  ---------  ---------
Increase in cash and cash equivalents.........    51,461    246,485     81,817
Cash and cash equivalents at beginning of
 period.......................................   201,779    253,240    499,725
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $ 253,240  $ 499,725  $ 581,542
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information:
  Conversion of debentures to common stock.... $  80,450  $     --   $     --
                                               =========  =========  =========
  Conversion of redeemable preferred stock to
   common stock............................... $   1,296  $     --   $     --
                                               =========  =========  =========
  Cash paid during the year for:
    Interest.................................. $   9,677  $   8,908  $   8,993
                                               =========  =========  =========
    Income taxes.............................. $  17,868  $  21,864  $  17,477
                                               =========  =========  =========

            See accompanying notes to combined financial statements.

                                     III-15

                             HARD DISK DRIVE GROUP

                      COMBINED STATEMENTS OF GROUP EQUITY
                                 (In thousands)

                                              Retained    Accumulated
                                              Earnings       Other
                                            (Accumulated Comprehensive   Group
                                   Other      Deficit)   Income (Loss)  Equity
                                  --------  ------------ ------------- ---------
Balances at March 31, 1997......  $571,217   $ 284,052      $   --     $ 855,269
Comprehensive loss:
  Net loss......................       --      (52,858)         --       (52,858)
  Other comprehensive loss--
   foreign currency translation
   adjustments..................       --          --        (1,462)      (1,462)
                                                                       ---------
Comprehensive loss..............       --          --           --       (54,320)
Conversion of subordinated
 debentures.....................    78,907         --           --        78,907
Conversion of Series B preferred
 shares.........................     1,296         --           --         1,296
Shares issued under employee
 stock purchase plan............     7,159         --           --         7,159
Shares issued under employee
 stock option plans, net........     9,628         --           --         9,628
Compensation expense and other..     1,412         --           --         1,412
Tax benefits related to stock
 option plans...................     7,095         --           --         7,095
                                  --------   ---------      -------    ---------
Balances at March 31, 1998......   676,714     231,194       (1,462)     906,446
Comprehensive loss:
  Net loss......................       --     (152,526)         --      (152,526)
  Other comprehensive income--
   foreign currency translation
   adjustments..................       --          --           612          612
                                                                       ---------
Comprehensive loss..............       --          --           --      (151,914)
Shares issued under employee
 stock purchase plan............     8,013         --           --         8,013
Shares issued under employee
 stock option plans, net........     6,081         --           --         6,081
New shares issued for ATL
 acquisition....................     7,662         --           --         7,662
Conversion of ATL stock
 options........................     7,456         --           --         7,456
Compensation expense and other..     1,879         --           --         1,879
Tax benefits related to stock
 option plans...................     5,623         --           --         5,623
                                  --------   ---------      -------    ---------
Balances at March 31, 1999......   713,428      78,668         (850)     791,246
Comprehensive loss:
  Net loss......................       --     (104,770)         --      (104,770)
  Other comprehensive income:
    Foreign currency translation
     adjustments................       --          --          (212)         --
    Unrealized gain on
     investments, net of income
     taxes of $12,025...........       --          --        18,023          --
                                                            -------
  Other comprehensive income....       --          --        17,811       17,811
                                                                       ---------
Comprehensive loss..............       --          --           --       (86,959)
Shares issued under employee
 stock purchase plan............     7,331         --           --         7,331
Shares issued under employee
 stock option plans, net........     9,120         --           --         9,120
New shares issued for Meridian
 acquisition....................       825         --           --           825
Conversion of Meridian stock
 options........................     2,010         --           --         2,010
Treasury shares repurchased and
 retired........................   (20,932)        --           --       (20,932)
Compensation expense and other..     2,487         --           --         2,487
Tracking stock issuance costs...    (3,608)        --           --        (3,608)
Tax benefits related to stock
 option plans...................     5,037         --           --         5,037
                                  --------   ---------      -------    ---------
Balances at March 31, 2000......  $715,698   $ (26,102)     $16,961    $ 706,557
                                  ========   =========      =======    =========

            See accompanying notes to combined financial statements.

                                     III-16

                             HARD DISK DRIVE GROUP

                    NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

   Nature of Business. Quantum Corporation ("Quantum") operates its business through two separate groups: the Hard Disk Drive group ("HDDG") and the DLT & Storage Systems group ("DSSG") as described below.

   HDDG designs, develops and markets a diversified product portfolio of hard disk drives to meet the storage requirements of entry-level to high-end desktop PCs in home and business environments, and high-end hard disk drives for the demanding storage needs of network servers, workstations and storage sub-systems. HDDG also designs hard disk drives for consumer electronics devices.

   DSSG designs, develops, manufactures, licenses and markets DLTtape drives, DLTtape media cartridges and storage systems. DSSG's storage systems consist of DLTtape libraries, solid state storage systems, network attached storage appliances and service. DLTtape is DSSG's half-inch tape technology that is the de facto industry standard for data back-up in the mid-range server market.

   Financial Statement Presentation. The combined financial statements of HDDG together with the combined financial statements of DSSG, include all of the accounts in the consolidated financial statements of Quantum. The separate group combined financial statements give effect to the accounting policies applicable with the implementation of the tracking stock proposal. The separate HDDG and DSSG financial statements have been prepared on a basis that management believes to be reasonable and appropriate and include (i) the historical balance sheets, results of operations, and cash flows of businesses that comprise each of the groups, with all significant intragroup transactions and balances eliminated, (ii) in the case of HDDG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with HDDG, including allocated portions of Quantum's debt and selling, general and administrative costs, and (iii) in the case of DSSG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with DSSG, including allocated portions of Quantum's debt and selling, general and administrative costs. Intergroup transactions and balances are not eliminated in the separate financial statements of HDDG or DSSG. Certain amounts in prior periods have been reclassified to conform to current presentation.

   The combined financial statements of the Hard Disk Drive group provide HDDG stockholders with financial information about the Hard Disk Drive group's operations. Holders of HDDG stock and DSSG stock are Quantum stockholders and are subject to all of the risks of an investment in Quantum and all of Quantum's businesses, assets and liabilities. Quantum retains ownership and control of all of the assets and operations of each group. Financial effects arising from one group that affect Quantum's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the other group's stock. Any net losses of HDDG or DSSG, and dividends or distributions on, or repurchases of DSSG stock, or repurchases of preferred stock at a price per share greater than par value, will reduce the funds of Quantum legally available for payment of dividends on HDDG stock. As a result, HDDG's combined financial statements should be read in conjunction with Quantum's consolidated financial statements and DSSG's combined financial statements.

   HDDG's combined financial statements reflect the application of the management and allocation policies adopted by the Board to various corporate activities, as described below.

   Financing Activities. Quantum manages most financial activities of HDDG and DSSG on a centralized basis. Such financial activities include the investment of surplus cash, the issuance and repayment of short-term and long-term debt, the issuance and repurchase of common stock, and the issuance and repurchase of any preferred stock.


                                    III-17

                             HARD DISK DRIVE GROUP

   At March 31, 2000, $109 million of Quantum's debt was allocated to HDDG and $218 million was allocated to DSSG. The Board has adopted the following financing policy that will affect the combined statements of HDDG and DSSG:
Quantum will allocate its debt between the groups ("pooled debt") or, if Quantum so determines, in its entirety to a particular group. Quantum will allocate preferred stock, if issued, in a similar manner.

   Cash allocated to one group that is used to repay pooled debt or redeem pooled preferred stock decreases such group's allocated portion of the pooled debt or preferred stock. Cash or other property allocated to one group that is transferred to the other group, if so determined by the Board, decreases the transferring group's allocated portion of the pooled debt or preferred stock and, correspondingly, increases the recipient group's allocated portion of the pooled debt or preferred stock.

   Pooled debt bears interest for group financial statement purposes at a rate equal to the weighted average interest rate of the debt calculated on a quarterly basis and applied to the average pooled debt balance during the period. Preferred stock, if issued and if pooled in a manner similar to the pooled debt, may bear dividends for group financial statement purposes at a rate based on the weighted average dividend rate of the preferred stock similarly calculated and applied. Any expense related to increases in pooled debt or preferred stock is reflected in the weighted average interest or dividend rate of such pooled debt or preferred stock as a whole.

   Debt for a particular financing, allocated in its entirety to one group, bears interest for group financial statement purposes at the rate determined by the Board. For preferred stock allocated in its entirety to one group the dividend cost to that group is determined in a similar manner. If the interest or dividend cost is higher than Quantum's actual cost, the other group receives a credit for an amount equal to the difference as compensation for the use of Quantum's credit capacity. Any expense related to debt or preferred stock that is allocated in its entirety to a group is allocated in whole to that group.

   Cash or other property that Quantum allocated to one group that is transferred to the other group is, if so determined by the Board, accounted for either as a short-term loan or as a long-term loan. Short-term loans and, unless Quantum's board determines otherwise, long-term loans bear interest at a rate equal to the weighted average interest rate of Quantum's pooled debt. If Quantum does not have any pooled debt, the Board determines the rate of interest for such loan. The Board establishes the terms on which long-term loans between the groups is made, including interest rate if not based on Quantum's weighted average interest rate, amortization schedule, maturity and redemption terms.

   Although Quantum may allocate its debt and preferred stock between groups, the debt and preferred stock remain obligations of Quantum and all stockholders of Quantum are subject to the risks associated with those obligations.

   Allocation of Support Activities. HDDG is charged for specifically identified costs of certain support activities based upon HDDG's use of such activities. Where determinations based on use alone were not practical, other methods and criteria were used to provide a reasonable allocation of the cost of support activities attributable to HDDG. Such allocated support activities included certain selling and marketing, executive management, human resources, corporate finance, legal and corporate planning costs. The total of these allocations were $79 million, $70 million, and $71 million in fiscal years 1998, 1999 and 2000, respectively. It is not practicable to provide a detailed estimate of the expenses that would be recognized if HDDG were a separate entity.

   Allocation of Federal and State Income Taxes. The federal income taxes of Quantum and the subsidiaries which own assets allocated between the groups are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between the groups based principally on

                                    III-18

                             HARD DISK DRIVE GROUP
the taxable income and tax credits directly attributable to each group, as if each group were a stand-alone entity. Such allocations reflect each group's contribution (whether positive or negative) to Quantum's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis are credited to the group that generated such benefits. Accordingly, the amounts of taxes payable or refundable allocated to each group may not necessarily be the same as that which would have been payable or refundable had each group filed a separate income tax return.

   Depending on the tax laws of the respective jurisdictions, state and local income taxes are calculated on either a consolidated or combined basis or on a separate corporation basis. State income tax provisions and related tax payments or refunds are allocated between the groups based on their respective contributions to such consolidated or combined state taxable incomes. State and local income tax provisions and related tax payments which are determined on a separate corporation basis are allocated between the groups in a manner designed to reflect the respective contributions of the groups to the corporation's separate state or local taxable income.

   The discussion of HDDG's income tax provision (Note 12) should be read in conjunction with Quantum's consolidated financial statements and notes thereto.

   Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, significant estimates are required to value inventory and estimate the future cost associated with HDDG's warranties. If the actual value of HDDG's inventories and associated reserves differs from these estimates, HDDG's operating results could be materially adversely impacted. The actual results with regard to warranty expenditures could also have a material adverse impact on HDDG if the actual rate of unit failure or the cost to repair a unit is greater than what HDDG has used in estimating the warranty expense accrual.

   Revenue Recognition. Revenue from sales of products is recognized on passage of title to customers, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured, with provision made for estimated returns.

   Foreign Currency Translation and Transactions. Assets, liabilities, and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of HDDG's material foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of group equity. Although over half of HDDG's sales are made to customers in non-U.S. locations and all of HDDG's hard disk drive products are manufactured in Japan, Singapore and Ireland by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), a majority of HDDG's material transactions are denominated in U.S. dollars, including the purchase by HDDG of hard disk drives manufactured by MKE in U.S. dollars. Accordingly, transaction gains or losses have been immaterial to the financial statements for all years presented. The effect of foreign currency exchange rate fluctuations on cash was also immaterial for the years presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income.

   Foreign Exchange Contracts. The effect of foreign currency rate changes on the remeasurement of certain assets and liabilities denominated in a foreign currency are managed using foreign currency forward exchange contracts. Foreign currency forward exchange contracts represent agreements to exchange the currency of one

                                    III-19

                             HARD DISK DRIVE GROUP
country for the currency of another country at an agreed-upon price, on an agreed-upon settlement date. Foreign currency forward exchange contracts are accounted for by the fair value method, with changes in value recognized in other income.

   Net Income (Loss) Per Share. As a result of the recapitalization, net loss per share for HDDG has been calculated based on HDDG's net loss from August 4, 1999 through March 31, 2000. It was not calculated on a group basis for periods prior to the recapitalization because HDDG stock was not part of Quantum's capital structure at that time. Pro forma net loss per share presented in HDDG's statements of operations assumes that HDDG stock created in the recapitalization existed for all periods presented.

   Cash Equivalents and Marketable Securities. Highly liquid debt instruments with a maturity of 90 days or less at the time of purchase are considered to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. Marketable securities have maturities of more than 90 days at the time of purchase. Cash equivalents and marketable securities have been classified as available-for-sale. Securities classified as available-for-sale are carried at fair value with material unrealized gains and losses reported in group equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in other income or expense. The cost of securities sold is based on the specific identification method.

   Concentration of Credit Risk. Quantum performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Sales to HDDG's top five customers in fiscal year 2000 represented 50% of revenue. Two customers accounted for 13% and 12% of revenue, respectively. Reserves are maintained for potential credit losses and such losses have historically been within management's expectations.

   Quantum invests its excess cash in deposits with major banks and in money market funds and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal risk. Quantum has not experienced any material losses on these investments. Quantum, by corporate policy, limits the amount of credit exposure to any one issuer and to any one type of investment.

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

   Property, Plant, and Equipment. Property, plant, and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for machinery, equipment, furniture, and leasehold improvements; and twenty-five years for buildings) or the lease term.

   Acquired Intangible Assets. Acquired intangible assets are amortized over their estimated useful lives, which range from three to five years. The accumulated amortization at March 31, 1999 and 2000 was $5 million

                                    III-20

                             HARD DISK DRIVE GROUP
and $8 million, respectively. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. HDDG assesses the recoverability of its assets, including goodwill, by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

   Warranty Expense. HDDG generally warrants its products against defects for a period of one to five years. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized.

   Advertising Expense. HDDG accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising expense for the years ended March 31, 1998, 1999 and 2000, was $26 million, $20 million, and $22 million, respectively.

   Stock-Based Compensation. HDDG accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

   Risks and Uncertainties. HDDG's business entails a number of risks. As is typical in the information storage industry, a significant portion of HDDG's customer base is concentrated with a small number of OEMs, and HDDG is not able to predict whether there will be any significant change in the demand for its customers' products. The loss of any one of HDDG's more significant customers could have a material adverse effect on HDDG's results of operations. A limited number of hard disk drive storage products make up a significant majority of HDDG's sales, and due to increasingly rapid technological change in the industry, HDDG's future depends on its ability to develop and successfully introduce new products. HDDG utilizes a third party, MKE, to manufacture all of the products it sells. HDDG relies on MKE's ability to bring new products rapidly to volume production and to meet stringent quality standards. MKE manufactures HDDG's drives in Japan, Singapore, and Ireland. If MKE were unable to satisfy HDDG's production requirements, HDDG would not have an alternative source to meet the demand for its products without substantial delay and disruption to its operations.

   Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect SFAS No. 133 to have a material effect on HDDG's financial position or results of operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. HDDG is required to adopt SFAS 133 in fiscal year 2002.

   Revenue Recognition and Financial Statements. In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for Quantum in the first quarter of fiscal year 2001. HDDG is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

   Certain Transactions Involving Stock Compensation. In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective

                                    III-21

                             HARD DISK DRIVE GROUP

July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on HDDG's financial position or results of operations.

Note 2 Financial Instruments

Available-For-Sale Securities

   Quantum's cash and cash equivalents, including certain available-for-sale securities, are allocated between the Hard Disk Drive group and the DLT & Storage Systems group. The following is a summary of Quantum's consolidated available-for-sale securities, all of which are classified as cash equivalents and marketable securities:

                                           March 31, 1999     March 31, 2000
                                         ------------------ ------------------
                                         Amortized   Fair   Amortized   Fair
                                           Cost     Value     Cost     Value
                                         --------- -------- --------- --------
                                                    (In thousands)
   Certificates of deposit.............. $499,400  $499,400 $590,171  $590,171
   Money market funds...................  125,200   125,200  131,900   131,900
   Corporate commercial paper and bank
    notes...............................   58,484    58,486  128,222   128,246
   U.S. Treasury securities and
    obligations of U.S. government
    agencies............................  100,589   100,589   28,952    28,962
   Equity investments...................      --        --         8    30,048
   Other................................    5,121     5,121   14,500    14,500
                                         --------  -------- --------  --------
                                         $788,794  $788,796 $893,753  $923,827
                                         ========  ======== ========  ========
   Included in cash and cash
    equivalents......................... $764,368  $764,368 $891,713  $891,747
   Included in marketable securities....   24,426    24,428    2,040    32,080
                                         --------  -------- --------  --------
                                         $788,794  $788,796 $893,753  $923,827
                                         ========  ======== ========  ========

   The difference between the amortized cost of available-for-sale securities and fair value was immaterial at March 31, 1999. At March 31, 2000, unrealized gains on available-for-sale securities were recorded, net of tax, as a component of accumulated other comprehensive income within Quantum's stockholders' equity. The estimated fair value of available-for-sale securities is based on market quotations. There were no sales of available-for-sale securities in fiscal years 1999 or 2000. At March 31, 2000, the average available-for-sale portfolio duration was approximately 15 days for debt securities, and no security had a maturity longer than one year.

Derivative Financial Instruments

   Foreign Exchange--Asset and Liability Management. During the periods covered by the financial statements, Quantum utilized foreign currency forward exchange contracts to manage the effects of foreign currency remeasurement arising from certain assets and liabilities denominated in a foreign currency. The gains and losses from market rate changes on these contracts, which are intended to offset the losses and gains on certain foreign currency denominated assets and liabilities, are recorded monthly in other income.

                                    III-22

                             HARD DISK DRIVE GROUP

   The following is a summary of foreign currency forward contracts held for asset and liability management purposes:

                                                               March 31,
                                                       -------------------------
                                                            1999         2000
                                                       -------------- ----------
                                                       (In millions, except for
                                                            forward rates)
   Currency to be sold................................            Yen        Yen
   Maturity dates..................................... April-May 1999 April 2000
   Foreign currency notional amount...................      2,900 yen    650 yen
   Weighted average forward rate......................         119.06     109.88
   U.S. dollar notional amount........................         $24.4      $ 5.9
   U.S. dollar equivalent.............................         $24.5      $ 6.2
   Fair value.........................................         $(0.1)     $(0.3)

                              March 31, 1999                 March 31, 2000
                             ----------------- --------------------------------------------
                                        (In millions, except for forward rates)
   Currency to be
    purchased..............        Swiss Franc       Swiss Franc         Yen     Irish Punt
   Maturity dates..........         April 1999        April 1999  April 2000     April 2000
   Foreign currency
    notional amount........  22.0 Swiss Francs 42.7 Swiss Francs     400 yen 7.6 Irish Punt
   Weighted average forward
    rate...................               1.49              1.65       104.7           1.23
   U.S. dollar notional
    amount.................              $14.8             $25.9       $ 3.8          $ 9.3
   U.S. dollar equivalent..              $14.8             $25.8       $ 3.8          $ 9.3
   Fair value..............              $ --              $(0.1)      $ --           $ --

   The fair values for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying Yen, Swiss Francs and Irish Punt at the balance sheet dates. Quantum generally does not require collateral from the counterparties to foreign currency forward contracts.

Carrying Amount and Fair Values of Financial Instruments

   The estimated fair value of Quantum's borrowings (pooled debt) are summarized as follows:

                                                           March 31,
                                                -------------------------------
                                                     1999            2000
                                                --------------- ---------------
                                                Carrying  Fair  Carrying  Fair
                                                 Amount  Value   Amount  Value
                                                -------- ------ -------- ------
                                                         (In millions)
   Convertible subordinated debt...............  $287.5  $254.6  $287.5  $227.1
   Revolving credit line.......................    18.0    18.0     --      --
   Mortgage loan...............................    40.0    40.8    38.9    39.0

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

                                    III-23

                             HARD DISK DRIVE GROUP

Note 3 Inventories

   Inventories consisted of:

                                                                  March 31,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
                                                               (In thousands)
   Materials and purchased parts............................. $  2,204 $  7,387
   Work in process...........................................    5,337    5,299
   Finished goods............................................  139,943  109,661
                                                              -------- --------
                                                              $147,524 $122,347
                                                              ======== ========

Note 4 Property, Plant and Equipment

   Property, plant, and equipment consisted of:

                                                                March 31,
                                                           --------------------
                                                             1999       2000
                                                           ---------  ---------
                                                             (In thousands)
   Machinery and equipment................................ $ 282,872  $ 253,986
   Furniture and fixtures.................................    25,774     28,483
   Buildings and leasehold improvements...................   123,319     90,470
   Land...................................................     3,828      4,283
                                                           ---------  ---------
                                                             435,793    377,222
   Less accumulated depreciation and amortization.........  (236,987)  (218,674)
                                                           ---------  ---------
                                                           $ 198,806  $ 158,548
                                                           =========  =========

Note 5 Special Charge

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

   In connection with the charge, HDDG currently expects a workforce reduction of approximately 600 employees. In addition, approximately 100 open requisitions and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDDG's drive configuration centers and warehouses in

                                    III-24

                             HARD DISK DRIVE GROUP

Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. As of March 31, 2000, 322 of the 600 employees had been terminated. HDDG anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2001.

   Subsequent to the end of the second quarter fiscal year 2000, HDDG revised its estimate of costs required to implement the restructuring plan. HDDG currently estimates that severance and benefits, inventory and other costs, which include the disposition of additional capital assets, will be more than previously estimated as a result of the planned changes in the customer service strategy. HDDG also estimates that costs associated with vacating leased facilities will be less than previously estimated as a result of vacating a major facility earlier than previously expected. Accordingly, HDDG has reallocated amounts between these categories.

   As of March 31, 2000, HDDG had incurred $7 million in cash expenditures associated with employee severance and benefits, facilities and other costs. HDDG expects to incur additional cash expenditures associated with the plan of approximately $19 million, which it will fund from operations.

   The following table summarizes activity related to the special charge at March 31, 2000:

                             Severance
                                And    Facilities             Other
                             Benefits    Costs    Inventory   Costs    Total
                             --------- ---------- ---------  -------  --------
                                             (In thousands)
Special charge provision....  $ 7,833   $26,359   $ 13,214   $12,000  $ 59,406
Cash Payments...............   (3,906)   (1,394)       --     (1,663)   (6,963)
Non-cash charges............      --     (5,646)   (15,588)   (8,800)  (30,034)
Adjustments.................    1,166    (7,852)     2,374     4,312       --
                              -------   -------   --------   -------  --------
Balance at March 31, 2000...  $ 5,093   $11,467   $    --    $ 5,849  $ 22,409
                              =======   =======   ========   =======  ========

Note 6 Loss from Investee

   On May 16, 1997, the Hard Disk Drive group sold a controlling interest in its recording heads operations to MKE, thereby forming a recording heads joint venture with MKE, MKE-Quantum Components LLC ("MKQC"). The operations were involved in the research, development, and manufacture of MR recording heads used in HDDG's hard disk drive products manufactured by MKE.

   HDDG contributed recording heads assets and operations, and leased certain premises to MKQC. The recording heads assets that Quantum contributed to MKQC consisted of inventory, equipment, accounts receivable, and intangibles, which aggregated $211 million. MKQC assumed $51 million of debt payable to Quantum and assumed $24 million of third-party liabilities. MKE paid Quantum $94 million and contributed $110 million to MKQC in exchange for a 51% majority ownership interest in MKQC. Quantum retained a 49% minority ownership interest in MKQC. Quantum employees who were involved in the recording heads operations became employees of MKQC.

   MKE and Quantum shared pro rata in MKQC's results of operations and agreed to share pro rata in any capital funding requirements.

   Subsequent to May 16, 1997, HDDG accounted for its 49% interest in MKQC using the equity method of accounting. The results of HDDG's involvement in recording heads through May 15, 1997, were combined.

   Quantum provided support services to MKQC. The support services were mainly finance, human resources, legal, and computer support. MKQC reimbursed Quantum for the estimated cost of the services.

                                    III-25

                             HARD DISK DRIVE GROUP

Summarized Financial Information

   The following is summarized financial information for MKQC:

                                                                   Period from
                                                                  May 16, 1997,
                                                                   to March 31,
                                                                       1998
                                                                  --------------
                                                                  (In thousands)
   Revenue.......................................................   $ 165,775
   Gross profit (loss)...........................................     (43,677)
   Loss from operations..........................................    (131,693)
   Net loss......................................................    (134,816)

   On October 28, 1998, Quantum and MKE agreed to dissolve MKQC because MKQC had not been able to produce MR recording heads on a cost-effective basis. In connection with the dissolution, MKE has taken control and ownership of MKQC's manufacturing operations in Batam, Indonesia; MKQC's domestic operations have ceased; and its domestic assets are in liquidation. In the third quarter of fiscal year 1999, the HDDG recorded a $101 million loss from investee which includes a write-off of HDDG's investment in MKQC; a write-down of HDDG's interest in facilities in Louisville, Colorado, and Shrewsbury, Massachusetts that were occupied by MKQC; warranty costs resulting from MR recording heads manufactured by MKQC; and HDDG's 49% pro rata share in funding MKQC's repayment of its obligations, primarily bank debt, accounts payable, and other liabilities through June 1999 when the liquidation of MKQC is expected to be completed.

   MKQC's unaudited net loss for the six months ended September 27, 1998 was $84 million on revenue of $62 million. The Hard Disk Drive group's 49% interest in the net loss was $41 million.

Note 7 Credit Agreements, Long-Term Debt and Convertible Subordinated Debt

   Quantum's debt includes the following:

                                                               March 31,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
                                                            (In thousands)
   7% convertible subordinated notes...................... $287,500  $287,500
   Revolving credit line, 6.0% average rate, payable
    through June 2000.....................................   18,000       --
   Mortgage...............................................   39,985    38,871
                                                           --------  --------
                                                            345,485   326,371
   Less short-term portion of debt........................    1,024     1,033
                                                           --------  --------
   Total long-term debt and convertible subordinated
    debt.................................................. $344,461  $325,338
                                                           ========  ========
   The DLT & Storage Systems group's portion of Quantum
    debt:
   Short-term debt........................................ $    623  $    689
   Long-term debt and convertible subordinated debt,
    excluding current portion.............................  229,641   216,892
                                                           --------  --------
     The DLT & Storage Systems group total debt........... $230,324  $217,581
                                                           ========  ========
   The Hard Disk Drive group's portion of Quantum debt:
   Short-term debt........................................ $    341  $    344
   Long-term debt and convertible subordinated debt,
    excluding current portion.............................  114,820   108,446
                                                           --------  --------
     The Hard Disk Drive group total debt................. $115,161  $108,790
                                                           ========  ========
   Weighted average interest rate on Quantum's debt at
    period-end............................................     7.31%     7.37%

                                    III-26

                             HARD DISK DRIVE GROUP

   In June 1997, Quantum entered into an unsecured senior credit facility that provides a $500 million revolving credit line and expires in June 2000. At the option of Quantum, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by a total funded debt ratio, or at a base rate, with option periods of one to six months. At March 31, 1999 and March 31, 2000, there was no outstanding balance drawn on this line.

   In July 1997, Quantum issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of DSSG common stock and HDDG common stock. The notes are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, and 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note. Quantum has the option to redeem the notes on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of Quantum's common stocks. Subsequent to August 1, 2001, Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum's common stocks, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of Quantum's existing and future senior indebtedness.

   In September 1996, Quantum entered into a $42 million mortgage related to certain domestic facilities at an effective interest rate of approximately 10.1%. The term of the mortgage is 10 years, with monthly payments based on a 20-year amortization period, and a balloon payment at the end of the 10-year term. The debt is secured by specified real estate.

   Principal payments required on Quantum's long-term debt outstanding at March 31, 2000, are $1.1 million in fiscal year 2001, $1.2 million in fiscal year 2002, $1.3 million in fiscal year 2003, $1.5 million in fiscal year 2004 and $1.6 million in fiscal year 2005.

   Subsequent to March 31, 2000, Quantum entered into new credit facility agreements as described in Note 17 of the Notes to Combined Financial Statements.

Note 8 Stock Incentive Plans

   As a result of the recapitalization, each outstanding stock option under Quantum's stock option plans was converted into separately exercisable options to acquire one-half of a share of Hard Disk Drive group stock and one share of DLT & Storage Systems group stock. The exercise price for the resulting HDDG stock options and DSSG stock options was calculated by multiplying the exercise price under the original options by a fraction, the numerator of which was the opening price of HDDG stock or DSSG stock on August 4, 1999 (the date such stocks were first traded on the New York Stock Exchange) and the denominator of which was the sum of these HDDG stock and DSSG stock prices. However, the aggregate intrinsic value of the options was not increased, and the ratio of the exercise price per option to the market value per share was not reduced. In addition, the vesting provisions and option periods of the original grants remained the same upon conversion.

   Long-Term Incentive Plan. Quantum has a Long-Term Incentive Plan (the "Plan") that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as "options") to employees, consultants, officers and affiliates of Quantum. The Plan has available and reserved for future issuance 11.3 million shares and 23.6 million shares of HDDG stock and DSSG stock, respectively, and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 2000, were 1.1 million shares of HDDG stock and 4.1 million shares of DSSG stock. Options under the Plan expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plan generally vests over two to three years.

                                    III-27

                             HARD DISK DRIVE GROUP

Compensation expense of $1,060,000, $1,070,000, and $985,000 was recorded by HDDG in fiscal years 1998, 1999 and 2000, respectively, on restricted stock options granted pursuant to stock purchase rights under the Plan. In fiscal years 1998, 1999 and 2000, Quantum granted 65,500 shares, 157,200 shares, and 99,800 shares, respectively, of Quantum Corporation restricted stock under the Plan at an exercise price of $.01 per share. Additionally, 155,800 shares of HDDG and 321,600 shares of DSSG restricted stock restricted stock were granted during fiscal year 2000 at an exercise price of $.01 per share.

   Supplemental Plan. Quantum has a Supplemental Stock Plan (the "SSP") that provides for the issuance of stock options and stock purchase rights (collectively referred to as "options") to employees and consultants of Quantum. The SSP has available and reserved for future issuance 5.7 million shares and 9.7 million shares of HDDG stock and DSSG group stock, respectively. Options under the SSP generally vest over two to four years and expire ten years after the grant date. At March 31, 2000, options with respect to 853,000 shares of HDDG stock and 1.8 million shares of DSSG stock were available for grant. Restricted stock granted under the SSP generally vests over two to three years. In fiscal year 2000, compensation expense of $1,423,000 related to restricted stock granted was recorded by the Hard Disk Drive group pursuant to stock purchase rights under the SSP. In fiscal year 2000, 1.5 million of HDDG restricted stock and 3.0 million shares of DSSG restricted stock were granted under the SSP at an exercise price of $.01 per share.

   Stock Option Plans. Quantum has Stock Option Plans (the "Plans") under which 2.0 million shares and 4.3 million shares of HDDG stock and DSSG stock, respectively, were reserved for future issuance at March 31, 2000 to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value, and accordingly no compensation accounting has been required at the original date of grant. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years. At March 31, 2000, options with respect to 189,000 shares and 377,500 shares of HDDG stock and DSSG stock, respectively, were available for grant.

   Stock Option Summary Information. A summary of activity relating to the Long-Term Incentive Plan, the Supplemental Plan and the Stock Option Plans follows:

                                                 Year Ended March 31,
                          -----------------------------------------------------------------------
                                1998              1999                      2000
                          ----------------- ----------------- -----------------------------------
                                                                                  Period from
                                                                Period from     August 4, 1999,
                                                              April 1, 1999 to         to
                                                               August 3, 1999    March 31, 2000
                                                              ----------------- -----------------
                              Quantum           Quantum           Quantum          Hard Disk
                            Corporation       Corporation       Corporation       Drive Group
                          ----------------- ----------------- ----------------- -----------------
                                  Weighted-         Weighted-         Weighted-         Weighted-
                                    Avg.              Avg.              Avg.              Avg.
                          Shares  Exercise  Shares  Exercise  Shares  Exercise  Shares  Exercise
                          (000s)    Price   (000s)    Price   (000s)    Price   (000s)    Price
                          ------  --------- ------  --------- ------  --------- ------  ---------
Outstanding at beginning
 of period..............  16,354   $ 7.52   17,005   $12.09   23,376   $14.68   13,206    $4.80
Granted.................   6,163   $19.80   10,781   $21.51    4,719   $18.91    7,430    $6.19
Canceled................    (718)  $14.11   (1,880)  $22.63     (585)  $18.56   (1,789)   $6.39
Exercised...............  (4,794)  $ 6.10   (2,530)  $ 7.23   (1,098)  $ 8.87   (1,961)   $3.06
                          ------            ------            ------            ------
Outstanding at end of
 period.................  17,005   $12.09   23,376   $14.68   26,412   $15.58   16,886    $5.37
                          ======            ======            ======            ======
Exercisable at end of
 period.................   8,332   $ 8.84   11,786   $10.65   13,037   $11.95    6,407    $4.23
                          ======            ======            ======            ======

                                    III-28

                             HARD DISK DRIVE GROUP

   The exercise prices for options outstanding at March 31, 2000 range from $0.01 to $11.06 for HDDG stock. Compensation expense of $352,000, $729,000, and $93,000 was recorded by HDDG in fiscal years 1998, 1999 and 2000, respectively, in connection with accelerated vesting of Quantum and HDDG stock options under the Plans.

   The following tables summarize information about HDDG options outstanding and exercisable at March 31, 2000:

Hard Disk Drive Group

                                              Outstanding Options
                                ------------------------------------------------
                                    Shares
                                Outstanding at Weighted-Average
                                March 31, 2000    Remaining     Weighted-Average
   Range of Exercise Prices         (000s)     Contractual Life  Exercise Price
   ------------------------     -------------- ---------------- ----------------
    $0.01-$ 3.21..............       4,469           4.18            $1.33
    $3.22-$ 5.85..............       2,524           6.98            $4.96
    $5.86-$11.06..............       9,893           8.14            $7.30
                                    ------
                                    16,886           6.92            $5.37
                                    ======

                                                          Options Exercisable
                                                        ------------------------
                                                            Shares     Weighted-
                                                        Outstanding at  Average
                                                        March 31, 2000 Exercise
   Range of Exercise Prices                                 (000s)       Price
   ------------------------                             -------------- ---------
     $0.01-$ 3.21......................................     2,752        $2.02
     $3.22-$ 5.85......................................     1,769        $4.82
     $5.86-$11.06......................................     1,885        $6.90
                                                            -----
                                                            6,407        $4.23
                                                            =====

   Expiration dates ranged from April 27, 2000 to February 11, 2011 for HDDG's options outstanding at March 31, 2000. Prices for options exercised during the three-year period ended March 31, 2000, were as follows:

                                                         Period     Price range
                                                     -------------- ------------
   Quantum Corporation.............................. 4/1/97-8/3/99  $0.01-$23.94
   Hard Disk Drive Group............................ 8/4/99-3/31/00 $0.01-$ 8.00

   Proceeds received by Quantum and HDDG from exercises are credited to common stock and capital in excess of par value.

   Completing the acquisition of Meridian in September 1999 included the conversion of outstanding Meridian stock options into options to purchase 315,000 shares of HDDG common stock and 630,000 shares of DSSG common stock. These options relate to Quantum's assumption of Meridian's 1985 Director Incentive Stock Plan, 1988 Incentive Stock Plan, 1995 Director Stock Plan and the 1997 Stock Plan, collectively referred to as the "Meridian Plans." Under the terms of the Meridian Plans, employees, directors and consultants received options to purchase shares of Meridian's previously outstanding common stock at prices not less than 100% of the fair value on the date of grant as determined by Meridian's Board of Directors. Options under Meridian Plans vest over a four year period and expire ten years after date of grant or from 30 days to three months after termination of employment. Subsequent to completing the acquisition of Meridian, no additional grants may be made from the Meridian Plans.


                                    III-29

                             HARD DISK DRIVE GROUP

   Completing the acquisition of ATL in September 1998 included the conversion of outstanding ATL stock options into options to purchase 1.8 million shares of Quantum common stock, which were converted, as a result of the recapitalization, into 0.9 million shares and 1.8 million shares of HDDG common stock and DSSG common stock, respectively. These options relate to Quantum's assumption of ATL's 1996 Stock Incentive Plan and 1997 Stock Incentive Plan, collectively referred to as the "ATL Plans." Under the terms of the ATL Plans, eligible key employees, directors and consultants received options to purchase shares of ATL's previously outstanding common stock at prices not less than 100% for incentive stock options and not less than 85% for nonqualified stock options of the fair value on the date of grant as determined by ATL's Board of Directors. Options under ATL Plans vest over a three year period and expire ten years after date of grant or 90 days after termination of employment. Subsequent to completing the acquisition of ATL, no additional grants may be made from the ATL Plans.

   Stock Purchase Plan. Quantum has an employee stock purchase plan (the "Purchase Plan") that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 12.4 million HDDG shares and 24.8 million DSSG shares authorized to be issued under the plan, 698,000 shares and 1,394,000 shares, respectively, were available for issuance at March 31, 2000. Employees purchased
3,454,000 shares, 2,555,000 shares, and 829,000 shares of Quantum Corporation common stock under the Purchase Plan in fiscal years 1998, 1999, and 2000, respectively. Additionally, employees purchased 571,000 shares of HDDG and 1,145,000 shares of DSSG stock during fiscal year 2000. The weighted average exercise price of Quantum Corporation stock purchased under the Purchase Plan was $6.22, $9.41, and $16.16 in fiscal years 1998, 1999, and 2000, respectively. The weighted average exercise price of HDDG stock purchased under the Purchase Plan was $5.03 in fiscal year 2000.

   Pro forma information. Quantum adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal year 1997. Quantum has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose the pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123. Accordingly, no compensation expense has been recognized for the stock option plans and the employee stock purchase plans as all options have been issued at fair market value.

   Pro forma net income and earnings per share information, as required by SFAS No. 123, have been determined as if Quantum had accounted for its employee stock options (including shares issued under the Long-Term Incentive Plan, Supplemental Plan, Stock Option Plans, and the Stock Purchase Plan, collectively called "options") granted subsequent to March 31, 1995, under the fair value method of that statement.

   The fair value of options granted in fiscal years 1998, 1999 and 2000 reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Quantum Corporation

                                       Long-Term Incentive
                                        Plan, Supplemental
                                          Plan And Stock
                                           Option Plans     Stock Purchase Plan
                                       -------------------- --------------------
                                       Fiscal Fiscal Fiscal Fiscal Fiscal Fiscal
                                        1998   1999   2000   1998   1999   2000
                                       ------ ------ ------ ------ ------ ------
   Option life (in years).............   2.9    3.1    2.8    1.6    1.4    1.1
   Risk-free interest rate............  6.25%  5.52%  5.19%  6.13%  5.85%  5.57%
   Stock price volatility.............   .56    .61    .65    .53    .56    .62
   Dividend yield.....................   --     --     --     --     --     --


                                    III-30

                             HARD DISK DRIVE GROUP

Hard Disk Drive Group

                                       Long-Term Incentive
                                        Plan, Supplemental
                                             Plan And
                                        Stock Option Plans  Stock Purchase Plan
                                       -------------------- --------------------
                                       Fiscal Fiscal Fiscal Fiscal Fiscal Fiscal
                                        1998   1999   2000   1998   1999   2000
                                       ------ ------ ------ ------ ------ ------
   Option life (in years).............   --     --     3.5    --     --    1.51
   Risk-free interest rate............   --     --    6.27%   --     --    5.57%
   Stock price volatility.............   --     --     .68    --     --     .63
   Dividend yield.....................   --     --     --     --     --     --

   The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Quantum and HDDG options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the options.

   The following is a summary of weighted-average grant date fair values:

Quantum Corporation

                                                           Weighted-Average
                                                           Grant Date Fair
                                                                Value
                                                         --------------------
                                                         Fiscal Fiscal Fiscal
                                                          1998   1999   2000
                                                         ------ ------ ------
   Options granted under the Long-Term Incentive Plan,
    Supplemental Plan and Stock Option Plans............ $ 8.39 $ 9.86 $ 8.55
   Restricted stock granted under the Long-Term
    Incentive Plan and Supplemental Plan................ $23.68 $22.40 $18.99
   Shares granted under the Stock Purchase Plan......... $ 3.56 $ 4.86 $ 7.85

Hard Disk Drive Group

                                                             Weighted-Average
                                                                Grant Date
                                                                Fair Value
                                                             ----------------
                                                               Fiscal 2000
                                                             ----------------
   Options granted under the Long-Term Incentive Plan,
    Supplemental Plan and Stock Option Plans................      $4.16
   Restricted stock granted under the Long-Term Incentive
    Plan and Supplemental Plan..............................      $7.98
   Shares granted under the Stock Purchase Plan.............      $2.73

                                    III-31

                             HARD DISK DRIVE GROUP

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Quantum's and HDDG's pro forma net income (loss) and net income (loss) per share follows:

Quantum Corporation

                                                                     Period from
                                                  Year Ended March    April 1,
                                                         31,          1999, to
                                                  -----------------   August 3,
                                                    1998     1999       1999
                                                  -------- --------  -----------
   Net income (loss) (in thousands).............. $139,907 $(83,964)  $(32,227)
                                                  ======== ========   ========
   Net income (loss) per share:
     Basic....................................... $   1.03 $  (0.52)  $  (0.19)
                                                  ======== ========   ========
     Diluted..................................... $   0.88 $  (0.52)  $  (0.19)
                                                  ======== ========   ========

Hard Disk Drive Group

                                                                    Period from
                                                                     August 4,
                                                                     1999, to
                                                                     March 31,
                                                                       2000
                                                                    -----------
   Net loss (in thousands).........................................  $(35,678)
                                                                     ========
   Net loss per share:
     Basic.........................................................  $  (0.43)
                                                                     ========
     Diluted.......................................................  $  (0.43)
                                                                     ========

   Since HDDG stock was not part of the capital structure of Quantum prior to the recapitalization on August 3, 1999 and no HDDG stock options were outstanding prior to this date, pro forma information for HDDG for fiscal years 1999 and 1998 is omitted. Accordingly, the pro forma effect of HDDG stock options is not representative of what the effect will be in future years.

   As SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until fiscal year 2001.

Note 9 Common Stock and Stockholder Rights Agreement

   The number of authorized shares of common stock is 1,600,000,000, of which 1,000,000,000 shares are authorized for DSSG common stock and 600,000,000 shares are authorized for HDDG common stock. The number of authorized shares of preferred stock is 20,000,000.

   Quantum has a stockholder rights agreement (the "Rights Plan") that provides existing stockholders with the right to purchase preferred stock in the event of certain changes in Quantum's ownership. Specifically, existing DSSG stockholders will have the right to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock for each share of DSSG common stock held, or, under certain circumstances, shares of DSSG common stock with a market value twice the exercise price of such right and existing HDDG stockholders will have the right to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock for each share of HDDG common stock held or, under certain circumstances, shares of HDDG common stock with a market value twice the exercise price of such right. The purchase price in either case is

                                    III-32

                             HARD DISK DRIVE GROUP
determined by the board of directors, subject to adjustment. Subject to certain exceptions, these rights may be exercised the tenth day after any person or group becomes the beneficial owner (or makes an offer that would result in such beneficial ownership) of 20% or more of the outstanding DSSG common stock or HDDG common stock. If such change in beneficial ownership is combined with a merger of Quantum or a sale of more than 50% of the assets of Quantum, then the existing stockholders have the right to purchase, for the exercise price, a number of shares of common stock in the surviving entity having a market value of twice the exercise price of such right. The Rights Plan may serve as a deterrent to takeover tactics that are not in the best interests of stockholders. There are 1,600,000 preferred shares reserved for issuance under the Rights Plan.

Note 10 Earnings Per Share

   As a result of the recapitalization, net loss per share for HDDG has been calculated based on the group's net loss from August 4, 1999 through March 31, 2000. It was not calculated on a group basis for periods prior to the recapitalization because HDDG stock was not part of Quantum's capital structure at that time.

   The following table sets forth the computation of basic and diluted net loss per share for HDDG after the recapitalization date:

                                                                 Period from
                                                               August 4, 1999,
                                                                     to
                                                               March 31, 2000
                                                               ---------------
                                                               (In thousands,
                                                                 except per
                                                                 share data)
   Numerator:
   Numerator for basic and diluted net loss per share--loss
    available to common stockholders..........................    $(27,549)
                                                                  ========
   Denominator:
   Denominator for basic and diluted net loss per share--
    weighted average shares...................................      83,018
                                                                  --------
     Basic and diluted net loss per share.....................    $  (0.33)
                                                                  ========

   The computation of diluted net loss per share for HDDG in the period August 4, 1999 through March 31, 2000, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

   Options to purchase 16,885,729 shares of HDDG common stock were outstanding at March 31, 2000. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for HDDG for the period August 4, 1999 through March 31, 2000, because the effect would have been antidilutive.

Note 11 Savings and Investment Plan

   Substantially all of the regular domestic employees are eligible to make contributions to Quantum's 401(k) savings and investment plan. Quantum matches a percentage of the employees' contributions and may also make additional discretionary contributions to the plan. Quantum contributions were $6 million, $7 million and $9 million, in fiscal years 1998, 1999 and 2000, respectively.

                                    III-33

                             HARD DISK DRIVE GROUP

Note 12 Income Taxes

   The Hard Disk Drive group income tax benefit consists of the following:

                                                   Year Ended March 31,
                                               ------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  --------
                                                      (In thousands)
   Federal:
     Current                                   $(106,585) $(125,940) $(80,020)
     Deferred.................................    21,029     20,682    (8,059)
                                               ---------  ---------  --------
                                                 (85,556)  (105,258)  (88,079)
                                               ---------  ---------  --------
   State:
     Current                                      (8,591)   (23,574)  (13,933)
     Deferred.................................   (15,098)     2,344    (1,475)
                                               ---------  ---------  --------
                                                 (23,689)   (21,230)  (15,408)
                                               ---------  ---------  --------
   Foreign:
     Current                                      26,857     18,021    37,391
     Deferred.................................      (593)    (3,510)   (7,315)
                                               ---------  ---------  --------
                                                  26,264     14,511    30,076
                                               ---------  ---------  --------
     Income tax benefit....................... $ (82,981) $(111,977) $(73,411)
                                               =========  =========  ========

   The tax benefits associated with nonqualified stock options, disqualifying dispositions of incentive stock options, and employee stock purchase plan shares increase refundable taxes as shown above by $7 million, $6 million, and $5 million in fiscal years 1998, 1999 and 2000, respectively. Such benefits are credited to group equity when realized.

   The Hard Disk Drive group's income tax provision differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as follows:

                                                   Year Ended March 31,
                                               ------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  --------
                                                      (In thousands)
   Tax benefit at federal statutory rate...... $ (47,544) $ (92,576) $(62,362)
   State income tax benefit, net of federal
    effect....................................   (15,398)   (13,800)  (10,015)
   Research and development credit............    (5,990)    (1,631)   (3,298)
   Foreign earnings taxed at rates different
    than U.S. rates...........................   (15,813)    (5,004)      --
   Other items................................     1,764      1,034     2,264
                                               ---------  ---------  --------
                                               $ (82,981) $(111,977) $(73,411)
                                               =========  =========  ========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                     III-34

                             HARD DISK DRIVE GROUP

   Significant components of deferred tax assets and liabilities are as follows:

                                                          Year Ended March
                                                                 31,
                                                         --------------------
                                                           1999       2000
                                                         ---------  ---------
                                                           (In thousands)
   Deferred tax assets:
     Inventory valuation methods........................ $  23,677  $  18,043
     Accrued warranty expense...........................    18,752     14,251
     Allowance for doubtful accounts....................     2,433      4,682
     Distribution reserves..............................     6,785     14,909
     Restructuring and special charges..................     4,331     14,538
     Net operating loss and credit carryforwards........       --      18,139
     Other accruals and reserves not currently
      deductible for tax purposes.......................    29,099     14,414
     Depreciation methods...............................    41,699     59,990
     Amortization methods...............................    30,207     28,091
                                                         ---------  ---------
                                                           156,983    187,057
                                                         ---------  ---------
   Deferred tax liabilities:
     Foreign inventory valuation methods................   (13,810)    (6,495)
     Tax on un-remitted foreign earnings net of foreign
      tax credits and foreign deferred taxes............   (97,817)  (130,671)
     Other..............................................   (13,234)   (12,936)
                                                         ---------  ---------
                                                          (124,861)  (150,102)
                                                         ---------  ---------
       Net deferred tax asset........................... $  32,122  $  36,955
                                                         =========  =========

   HDDG's pretax income from foreign operations was $139 million, $120 million, and $220 million for the fiscal years ended March 31, 1998, 1999, and 2000, respectively. U.S. taxes have not been provided for unremitted foreign earnings of $357 million. The residual U.S. tax liability, if such amounts were remitted, would be approximately $78 million.

   As of March 31, 2000, HDDG has net operating loss carryforwards of $7 million and credit carryforwards of $16 million. These carryforwards expire in varying amounts between fiscal years 2013 and 2019.

   Quantum's federal income tax returns have been examined by the Internal Revenue Service ("IRS") for all years through 1993. All issues have been resolved with no material effect, and the IRS has closed those years. Quantum's federal tax returns for the years 1994-1996 are presently under examination by the IRS. Management believes sufficient accruals have been provided in prior years for any adjustments that may result for the years under examination.

Note 13 Litigation

   On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that Quantum has infringed. Quantum has studied these patents and believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not completed a full study of all the patents asserted by Papst and there can be no assurance that Quantum has not infringed these or other patents owned by Papst. Recently, on Papst's motion, the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with suits brought against Papst by Hewlett-Packard and Minebea Company, Ltd. for the purposes of coordinated discovery under multi-district

                                    III-35

                             HARD DISK DRIVE GROUP
litigation rules. Hewlett-Packard recently settled its dispute with Papst and has been withdrawn from the litigation. To date, discovery has not begun to any significant extent. Quantum does not believe that the transfer will affect the final disposition of this matter in a significant way. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

   Quantum is also subject to other legal proceedings and claims that arise in the ordinary course of its business. For example, Discovision Associates has brought patents they hold to Quantum's attention. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of Quantum, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to Quantum.

Note 14 Commitments

   Quantum leases certain facilities for HDDG's use under non-cancelable operating lease agreements for periods of up to 15 years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

   HDDG's rent expense was $21 million for the fiscal year ended March 31, 1998 and $22 million for the fiscal years ended March 31, 1999 and 2000.

   Future minimum lease payments under operating leases are as follows:

                                                                  (In thousands)
                                                                  -------------
   Year ended March 31,
     2001........................................................   $ 21,112
     2002........................................................     20,912
     2003........................................................     20,211
     2004........................................................     16,984
     2005........................................................     14,438
     Thereafter..................................................    107,333
                                                                    --------
       Total future minimum lease payments.......................   $200,990
                                                                    ========

Note 15 Business Units and Geographic Information

   The Hard Disk Drive group currently has two primary product lines, desktop hard disk drives and high-end hard disk drives. HDDG has two separate business units that support these two product lines. In addition, through May 15, 1997, recording heads were manufactured by HDDG and were used only in HDDG's hard disk drives.

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

   HDDG's recording heads business through May 15, 1997 was reported in HDDG's combined operations. Effective May 16, 1997, MKE acquired a 51% interest in HDDG's recording heads business which became part of a joint venture with MKE. HDDG accounted for its 49% interest in the joint venture using the equity method. On October 28, 1998, the joint venture was dissolved and a charge was recorded to write-off assets and recognize obligations related to the dissolution. For more information on the loss from investee see Note 6 of the Notes to Combined Financial Statements.

                                    III-36

                             HARD DISK DRIVE GROUP

                                                           At or For the
                                                        Year Ended March 31,
                                                        ----------------------
                                                         1998    1999    2000
                                                        ------  ------  ------
                                                           (in millions)
Business unit:
  Desktop
    Revenue............................................ $3,981  $3,079  $2,785
    Gross profit.......................................    453     232     129
    Unit operating profit (loss).......................    184     (49)   (155)
    Inventory and property, plant and equipment, net of
     accumulated depreciation..........................    320     294     205
    Expenditures for long-lived assets.................     89      64      37
  High-end
    Revenue............................................    634     520     527
    Gross profit (loss)................................    (81)     59     101
    Unit operating loss................................   (250)    (83)    (36)
    Inventory and property, plant and equipment, net of
     accumulated depreciation..........................    120      52      76
    Expenditures for long-lived assets.................     40      18      13
  Recording heads
    Unit operating loss................................     (9)    --      --
    Loss from investee.................................    (66)   (142)    --
    Inventory and property, plant and equipment, net of
     accumulated depreciation..........................    --      --      --
    Expenditures for long-lived assets.................    --      --      --
                                                        Year Ended March 31,
                                                        ----------------------
                                                         1998    1999    2000
                                                        ------  ------  ------
                                                           (in millions)
Loss reconciliation:
  Total unit operating loss............................ $  (74) $ (132) $ (191)
  Total loss from investee.............................    (66)   (142)    --
Unallocated amounts:
  Interest and other income............................      4      10      13
                                                        ------  ------  ------
    Loss before income taxes........................... $ (136) $ (264) $ (178)
                                                        ======  ======  ======

                                                                    March 31,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
                                                                  (in millions)
Assets reconciliation:
  Total unit inventory and property, plant and equipment, net of accumulated depreciation...................................... $  346 $  281
  Cash and cash equivalents......................................    500    582
  Marketable securities..........................................     24     30
  Accounts receivable, net of allowance for doubtful accounts....    392    395
  Due from the DLT & Storage Systems group.......................    --      30
  Deferred taxes.................................................     72     79
  Other current assets...........................................     97     58
  Intangible assets, less accumulated amortization...............      5      2
  Other assets...................................................     34     21
                                                                  ------ ------
    Total combined assets........................................ $1,470 $1,478
                                                                  ====== ======

                                     III-37

                             HARD DISK DRIVE GROUP

   Recording heads produced by the recording heads business were transferred to MKE and used in the manufacture of hard disk drives for HDDG. The value at which the recording heads were transferred was recorded as an offset to cost of sales by HDDG.

   Property plant and equipment, net of accumulated depreciation, included equipment related to research and development, testing and configuration of hard disk drives, logistics, customer service, and administration. Cash and cash equivalents, marketable securities, accounts receivable, intersegment receivables, deferred taxes, other current assets, intangible assets and other assets were not allocated to the business units.

Geographic Information

   Revenue and long-lived assets by region are as follows (revenue is attributed to regions based on the location of customers):

                                                Year Ended March 31,
                                    --------------------------------------------
                                         1998           1999           2000
                                    -------------- -------------- --------------
                                            Long-          Long-          Long-
                                            Lived          Lived          Lived
                                    Revenue Assets Revenue Assets Revenue Assets
                                    ------- ------ ------- ------ ------- ------
                                                   (In millions)
   United States................... $2,114   $200  $1,630   $166  $1,470   $132
   Europe..........................  1,457     13     993     11     797      7
   Singapore.......................    417      3     350      2     344      1
   Rest of Asia Pacific............    969     21     521     25     630     20
   Latin America...................     75    --      105    --       71    --
                                    ------   ----  ------   ----  ------   ----
     Total......................... $4,615   $237  $3,599   $204  $3,312   $160
                                    ======   ====  ======   ====  ======   ====

   One customer accounted for 10% or more of the Hard Disk Drive group's combined revenue in fiscal years 1998, 1999 and 2000. Revenue from this customer represented $626 million, $506 million and $382 million of HDDG's combined revenue in the respective periods. Another customer accounted for 10% of more of combined revenue in fiscal years 1998 and 1999. Revenue from this customer represented $552 million and $375 million of HDDG's combined revenue in the respective periods. Another customer accounted for 10% or more of combined revenue in fiscal years 1999 and 2000. Revenue from this customer represented $367 million and $418 million of HDDG's combined revenue in the respective periods.

                                    III-38

                             HARD DISK DRIVE GROUP

Note 16 Unaudited Quarterly Combined Financial Data

                                          Year Ended March 31, 2000
                               -----------------------------------------------
                               1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                               ----------- ----------- ----------- -----------
                                    (In thousands, except per share data)
   Revenue....................  $752,491    $768,214    $889,024    $901,850
   Gross profit (loss)........    28,269     (34,843)    104,379     132,265
   Net income (loss)..........   (43,184)    (83,687)      5,150      16,951
   Net income (loss) per
    share:
     Basic....................        NA       (0.60)       0.06        0.20
     Diluted..................        NA       (0.60)       0.06        0.20
   Pro forma net loss per
    share:
     Basic....................     (0.52)      (1.01)         NA          NA
     Diluted..................     (0.52)      (1.01)         NA          NA
                                          Year Ended March 31, 1999
                               -----------------------------------------------
                               1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                               ----------- ----------- ----------- -----------
                                    (In thousands, except per share data)
   Revenue....................  $847,321    $874,253    $959,086    $918,660
   Gross profit...............    52,699      60,214      77,788     100,718
   Net loss...................   (40,554)    (34,878)    (75,968)     (1,126)
   Pro forma net loss per
    share:
     Basic....................     (0.51)      (0.46)      (0.92)      (0.01)
     Diluted..................     (0.51)      (0.46)      (0.92)      (0.01)

--------
NA = Not applicable

   Pro forma net loss per share for the Hard Disk Drive group assumes the recapitalization occurred at the beginning of the earliest period presented.

   The results of operations for the second quarter of fiscal year 2000 included the effect of a $59 million special charge associated with the Hard Disk Drive group's streamlining of the logistics model, change in customer service strategy and consolidation of certain product development programs.

   The results of operations for the third quarter of fiscal year 1999 included the effect of a $101 million charge related to the dissolution of MKQC.

Note 17 Subsequent Event (Unaudited)

   In April 2000, both Quantum and ATL canceled their existing senior credit facilities and Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the option of Quantum, borrowings under the revolving credit lines will bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.

                                    III-39

                             HARD DISK DRIVE GROUP

                                  SCHEDULE II

                   COMBINED VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                             Balance at  (reductions)               Balance at
                            beginning of  charged to                  end of
Classification (In             period      expense    Deductions(i)   period
thousands)                  ------------ ------------ ------------  ----------
Allowance for doubtful
 accounts year ended:
  March 31, 1998...........   $ 8,912      $ 3,172      $(1,742)     $10,342
  March 31, 1999...........   $10,342      $ 6,772      $(7,491)     $ 9,623
  March 31, 2000...........   $ 9,623      $14,010      $(4,015)     $19,618

--------
(i) Uncollectible accounts written off, net of recoveries.

                                     III-40