Form 10-Q
period 2000-07-02
QUANTUM CORP /DE/
filed 2000-08-08
CIK 709283

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                             --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 2000

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

                                (408) 894-4000

                             --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes   X      No _____
           -----

As of the close of business on July 30, 2000, Quantum Corporation had 148,965,905 shares of DLT & Storage Systems group common stock outstanding and 79,217,861 shares of Hard Disk Drive group common stock outstanding.

                              QUANTUM CORPORATION

                                     INDEX

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I - FINANCIAL INFORMATION

Quantum Corporation - Condensed Consolidated Financial Statements

              Condensed Consolidated Statements of Operations                                              3

              Condensed Consolidated Balance Sheets                                                        4

              Condensed Consolidated Statements of Cash Flows                                              5

              Notes to Condensed Consolidated Financial Statements                                         6

              Management's Discussion and Analysis of Financial Condition and Results of Operations       13

              Quantitative and Qualitative Disclosures About Market Risk                                  18

Quantum Corporation DLT & Storage Systems Group - Condensed Combined Financial Statements

              Condensed Combined Statements of Operations                                                 19

              Condensed Combined Balance Sheets                                                           20

              Condensed Combined Statements of Cash Flows                                                 21

              Notes to Condensed Combined Financial Statements                                            22

              Management's Discussion and Analysis of Financial Condition and Results of Operations       26

              Quantitative and Qualitative Disclosures About Market Risk                                  35

Quantum Corporation Hard Disk Drive Group - Condensed Combined Financial Statements

              Condensed Combined Statements of Operations                                                 36

              Condensed Combined Balance Sheets                                                           37

              Condensed Combined Statements of Cash Flows                                                 38

              Notes to Condensed Combined Financial Statements                                            39

              Management's Discussion and Analysis of Financial Condition and Results of Operations       45

              Quantitative and Qualitative Disclosure About Market Risk                                   55

PART II - OTHER INFORMATION                                                                               56

SIGNATURE                                                                                                 57

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              QUANTUM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                   Three Months Ended
                                                               July 2,            June 27,
                                                                  2000                1999
                                                            ----------          ----------
Revenue                                                     $1,225,053          $1,083,235
Cost of revenue                                                944,578             903,316
                                                            ----------          ----------
   Gross profit                                                280,475             179,919

Operating expenses:
   Research and development                                     94,079              90,433
   Sales and marketing                                          66,486              53,221
   General and administrative                                   34,641              29,144
                                                            ----------          ----------
                                                               195,206             172,798

   Income from operations                                       85,269               7,121
Other income (expense):
   Interest income and other, net                               14,402              12,447
   Interest expense                                             (6,776)             (7,208)
                                                            ----------          ----------
                                                                 7,626               5,239

Income before income taxes                                      92,895              12,360
Income tax provision                                            32,475               4,079
                                                            ----------          ----------
Net income                                                  $   60,420          $    8,281
                                                            ==========          ==========

Quantum common stock (1):

Net income                                                                      $    8,281
                                                                                ==========
Net income per share:
  Basic                                                                         $     0.05
  Diluted                                                                       $     0.05

Weighted-average common shares:
  Basic                                                                            166,661
  Diluted                                                                          172,977

DLT & Storage Systems group (1):
Net income                                                  $   43,950
                                                            ==========
Net income per share:
  Basic                                                     $     0.29
  Diluted                                                   $     0.28

Weighted-average common shares:
  Basic                                                        150,318
  Diluted                                                      154,631

Hard Disk Drive group (1):
Net income                                                  $   16,470
                                                            ==========
Net income per share:
  Basic                                                     $     0.20
  Diluted                                                   $     0.19

Weighted-average common shares:
  Basic                                                         81,444
  Diluted                                                       88,535

(1) As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, a recapitalization occurred on August 3, 1999. As a result, earnings per share for Quantum Corporation common stock reflect earnings through the recapitalization date, while earnings for DLT & Storage Systems group common stock and Hard Disk Drive group common stock reflect results subsequent to that date.

    See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                  July 2,               March 31,
                                                                                     2000                    2000
                                                                               ----------              ----------
                                                                               (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                                   $  818,301              $  918,262
   Marketable securities                                                           30,373                  32,080
   Accounts receivable, net of allowance for
      doubtful accounts of $23,473 and $23,110                                    620,098                 609,225
   Inventories                                                                    259,841                 223,825
   Deferred taxes                                                                 133,252                 133,382
   Other current assets                                                            98,155                  96,780
                                                                               ----------              ----------

Total current assets                                                            1,960,020               2,013,554

Property and equipment, net of accumulated
   depreciation of $320,260 and $299,671                                          227,633                 236,685
Intangible assets, net                                                            246,699                 250,203
Other assets                                                                       42,035                  33,510
                                                                               ----------              ----------

                                                                               $2,476,387              $2,533,952
                                                                               ==========              ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                            $  476,455              $  470,210
   Accrued warranty                                                               105,105                  99,560
   Accrued compensation                                                            81,299                  90,452
   Income taxes payable                                                            45,538                  44,284
   Accrued special charges                                                         36,856                  43,363
   Current portion of long-term debt                                                1,129                   1,033
   Other accrued liabilities                                                      109,514                 105,345
                                                                               ----------              ----------

Total current liabilities                                                         855,896                 854,247

Deferred taxes                                                                     72,301                  55,336
Long-term debt                                                                     37,561                  37,838
Convertible subordinated debt                                                     287,500                 287,500

Stockholders' equity:
   Common stocks                                                                  699,132                 737,020
   Retained earnings                                                              507,071                 545,050
   Accumulated other comprehensive income                                          16,926                  16,961
                                                                               ----------              ----------

Total stockholders' equity                                                      1,223,129               1,299,031
                                                                               ----------              ----------
                                                                               $2,476,387              $2,533,952
                                                                               ==========              ==========

    See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                                                          Three Months Ended
                                                                                   July 2,                  June 27,
                                                                                      2000                      1999
                                                                                 ---------                 ---------
Cash flows from operating activities:
   Net income                                                                    $  60,420                 $   8,281
   Adjustments to reconcile net income to net cash provided by
    (used in) operations:
      Depreciation                                                                  24,754                    23,711
      Amortization                                                                   8,170                     6,688
      Deferred income taxes                                                           (447)                     (594)
      Compensation related to stock plans                                            5,161                       960
   Changes in assets and liabilities:
      Accounts receivable                                                          (10,873)                    7,579
      Inventories                                                                  (36,016)                   10,067
      Accounts payable                                                               6,245                   (54,975)
      Income taxes payable                                                           1,254                    (8,079)
      Accrued warranty                                                               5,545                     2,940
      Other assets and liabilities                                                   1,287                      (806)
                                                                                 ---------                 ---------
Net cash provided by (used in) operating activities                                 65,500                    (4,228)
                                                                                 ---------                 ---------

Cash flows from investing activities:
   Investment in equity securities                                                  (7,500)                        -
   Purchases of marketable securities                                                    -                   (23,641)
   Maturities of marketable securities                                               2,032                    14,641
   Investment in property and equipment                                            (18,364)                  (24,833)
   Proceeds from disposition of property and equipment                                   -                        60
                                                                                 ---------                 ---------
Net cash used in investing activities                                              (23,832)                  (33,773)
                                                                                 ---------                 ---------

Cash flows from financing activities:
   Purchase of treasury stock                                                     (146,294)                  (84,239)
   Principal payments on long-term credit facilities                                  (181)                   (6,747)
   Proceeds from issuance of common stock                                            4,846                     6,044
                                                                                 ---------                 ---------
Net cash used in financing activities                                             (141,629)                  (84,942)
                                                                                 ---------                 ---------

Decrease in cash and cash equivalents                                              (99,961)                 (122,943)
Cash and cash equivalents at beginning of period                                   918,262                   772,368
                                                                                 ---------                 ---------
Cash and cash equivalents at end of period                                       $ 818,301                 $ 649,425
                                                                                 =========                 =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                   $   2,558                 $   1,212
      Income taxes, net of (refunds)                                             $    (271)                $  14,914

    See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Quantum Corporation ("Quantum" or the "Company") and its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 2000 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3.   Inventories

Inventories consisted of the following:
      (In thousands)
                                         July 2,                March 31,
                                           2000                   2000
                                        ---------               ---------

   Materials and purchased parts        $  53,211               $  49,206
   Work in process                         33,526                  42,323
   Finished goods                         173,104                 132,296
                                        ---------               ---------
                                        $ 259,841               $ 223,825
                                        =========               =========

4.   Net income per share

Net income per share was calculated on a consolidated basis until DSSG stock and HDDG stock were created as a result of the recapitalization on August 3, 1999. Subsequent to this date, net income per share was computed individually for DSSG and HDDG.

The following table sets forth the computation of basic and diluted net income per share:

     (In thousands, except per share data)                            Three Months Ended
                                                    ----------------------------------------------------
                                                                 July 2, 2000            June 27, 1999
                                                    ---------------------------------  -----------------
                                                       DLT & Storage      Hard Disk         Quantum
                                                       Systems Group     Drive Group      Corporation
                                                    ------------------  -------------  -----------------
      Numerator:

         Numerator for basic and diluted net
         income per share - income available to
         common stockholders                        $        43,950    $      16,470    $         8,281
                                                    ===============    ==============   ===============
      Denominator:

         Denominator for basic net income per
         share - weighted average shares                    150,318           81,444            166,661

         Effect of dilutive securities:
         Outstanding options                                  4,313            7,091              6,316
                                                    ---------------    -------------    ---------------
         Denominator for diluted net income per
         share - adjusted weighted average shares           154,631           88,535            172,977
                                                    ===============    =============    ===============
      Basic net income per share                    $          0.29    $        0.20    $          0.05
                                                    ===============    =============    ===============
      Diluted net income per share                  $          0.28    $        0.19    $          0.05
                                                    ===============    =============    ===============

The computation of diluted net income per share for DSSG and HDDG for the three months ended July 2, 2000 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, and 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

The computation of diluted net income per share for Quantum for the three months ended June 27, 1999 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which were convertible into 6,206,152 shares of Quantum common stock, or 21.587 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 20.9 million shares of DSSG common stock and 0.9 million shares of HDDG common stock were outstanding for the three months ended July 2, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

Options to purchase 6.0 million shares of Quantum common stock were outstanding for the three months ended June 27, 1999, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

5.   Common Stock Repurchase

During fiscal year 2000, the Board of Directors authorized the Company to repurchase up to $700 million of the Company's common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock, while $100 million was authorized for repurchase of HDDG common stock. During the first quarter of fiscal year 2001, the Company repurchased 10.5 million shares of DSSG common stock and 3.2 million shares of HDDG common stock for a combined total of $146 million. As of July 2, 2000, the Company had repurchased 3.9 million shares of Quantum common stock, 26.2 million shares of DSSG common stock and 6.7 million shares of HDDG common stock for a combined total of approximately $471 million.

6.   Credit Line

In April 2000, the Company entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the Company's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At July 2, 2000, there were no outstanding balances drawn on these lines.

7.   Litigation

On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents, which it asserts that the Company has infringed. The Company has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, the Company has not completed a full study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed these or other patents owned by Papst. Recently, on Papst's motion, the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with suits brought against Papst by Hewlett-Packard Company, Maxtor Corporation and Minebea Company, Ltd. for the purposes of coordinated discovery under multi-district litigation rules. Hewlett-Packard settled its dispute with Papst and has been withdrawn from the litigation. To date, discovery has not begun to any significant extent. Quantum does not believe that the transfer will affect the final disposition of this matter in a significant way. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. For example, in fiscal year 2000, Discovision Associates brought patents they hold to the Company's attention. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

8.   Special Charge

Hard Disk Drive Group

During the second quarter of fiscal year 2000, HDDG recorded a special charge of $59.4 million. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and the consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and changes in customer service strategy, $7.8 million in severance and benefits for terminated employees and approximately $12 million in other costs associated with the plan.

The facilities costs noted above include lease payments on facilities to be vacated in and around Milpitas, California and Singapore, the write-off of related leasehold improvements, and other maintenance expenses associated with the vacated facilities. HDDG expects that the affected facilities will be vacated by the end of the second quarter of fiscal year 2001.

In connection with the charge, HDDG currently expects a workforce reduction of approximately 600 employees. In addition, approximately 100 open job requisitions and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDDG's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. As of July 2, 2000, 499 of the 600 employees had been terminated. HDDG anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2001.

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

As of July 2, 2000, HDDG had incurred $9 million in cash expenditures associated with employee severance and benefits, facilities and other costs. HDDG expects to incur additional cash expenditures associated with the plan of approximately $15 million.

The following table summarizes activity related to the special charge at July 2, 2000.

(In thousands)                           Severance
                                           And         Facilities                     Other
                                         Benefits        Costs        Inventory       Costs        Total
                                         --------        -----        ---------       -----        -----
Special charge provision                $  7,833       $ 26,359       $ 13,214      $ 12,000     $ 59,406
Cash Payments                             (5,584)        (1,519)             -        (1,810)      (8,913)
Non-cash charges                               -         (8,274)       (15,588)       (8,800)     (32,662)
Adjustments                                1,166         (7,852)         2,374         4,312            -
                                        --------       --------       --------      --------     --------
Balance at July 2, 2000                 $  3,415       $  8,714       $      -      $  5,702     $ 17,831
                                        ========       ========       ========      ========     ========

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

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed assets to be written off, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

The facilities costs noted above include lease payments for vacant space in a facility in Colorado Springs, Colorado, the write-off of related leasehold improvements and manufacturing equipment, as well as the write-off of certain leasehold improvements at Quantum's facility in Penang, Malaysia, as this space is converted to DSSG manufacturing. DSSG expects that the Colorado facility will be vacated by the end of fiscal year 2001.

The write-off of investments reflects DSSG's decision to end its research on certain optical based storage solutions. As a result, DSSG has written off an equity investment and technology licenses related to optical technology.

DSSG currently expects a workforce reduction of approximately 900 employees. The reduction in force primarily affects employees at DSSG's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of July 2, 2000, 286 employees had been terminated. DSSG anticipates that the remaining employees will be terminated by the end of the fourth quarter of fiscal year 2001.

As of July 2, 2000, DSSG had incurred cash expenditures of $4 million associated with employee severance and benefits, facilities and other costs. DSSG expects to incur additional cash expenditures associated with the plan of approximately $14 million, which will be funded out of operations.

The following table summarizes activity related to the special charge at July 2, 2000:

  (In thousands)

                                      Severance
                                         And          Facilities                         Fixed          Other
                                       Benefits         Costs        Investments         Assets         Costs          Total
                                       --------         -----        -----------         ------         -----          -----
  Special charge provision             $ 7,646        $ 13,500        $   13,908        $ 3,163      $   1,866      $ 40,083
  Cash payments                         (2,816)            (33)               --             --         (1,138)       (3,987)
  Non-cash charges                          --              --           (13,908)        (3,163)            --       (17,071)
                                       -------        --------        ----------        -------      ---------      --------
  Balance at July 2, 2000              $ 4,830        $ 13,467        $       --        $    --      $     728      $ 19,025
                                       =======        ========        ==========        =======      =========      ========

9.   Comprehensive Income

Accumulated other comprehensive income on the condensed consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments. Total comprehensive income for the three months ended July 2, 2000 and June 27, 1999, is presented in the following table:

           (In thousands)                            Three Months Ended
                                                 July 2,           June 27,
                                                   2000               1999
                                                ---------        ---------
           Net income                           $  60,420         $ 8,281
           Other comprehensive income -
            Change in unrealized gain on
                investments, net                      195              --
            Foreign currency translation
                adjustments                          (230)           (920)
                                                ---------         -------
           Comprehensive income                 $  60,385         $ 7,361
                                                =========         =======

10.   Business Segment Information

Quantum Corporation's reportable segments are its two business groups, the Hard Disk Drive group and the DLT & Storage Systems group, as further described in their separate financial statements. The Hard Disk Drive group consists of desktop and high-end hard disk drives. The DLT & Storage Systems group consists of DLTtape(TM) drives and media, autoloaders and libraries, network attached storage appliances and solid state storage systems. The Company markets its products to computer manufacturers and through a broad range of distributors, resellers, systems integrators and end-users.

The Company evaluates segment performance based on net profit or loss not including non-recurring gains or losses. Segment assets include those items that can be specifically identified with or reasonably allocated to a particular segment. Results for the Company's reportable segments for the three months ended July 2, 2000 and June 27, 1999 are presented in the following table:

(In millions)

                                                     Three Months Ended
                            ---------------------------------------------------------------------
                                   July 2, 2000                              June 27, 1999
                            --------------------------------        -----------------------------
                               HDDG        DSSG        Total         HDDG        DSSG      Total
                               ----        ----        -----         ----        ----      -----
Revenues from external
  customers                   $ 859       $ 366      $ 1,225        $ 752       $ 331    $ 1,083
Intersegment revenues             5           -            5            -           -          -
Segment profit (loss)            16          44           60          (43)         51          8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantum Corporation

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually are phrased in the future tense or contain the words "estimate," "anticipate," "expect," or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth under Trends and Uncertainties relating to the DLT & Storage Systems group and Trends and Uncertainties relating to the Hard Disk Drive group. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Business Description

Quantum operates its business through two separate business groups: the DLT & Storage Systems group ("DSSG") and the Hard Disk Drive group ("HDDG") as described in their respective sections of this report.

Results of Operations

Revenue. Revenue in the three months ended July 2, 2000 was $1.225 billion, compared to $1.083 billion in the three months ended June 27, 1999, an increase of 13%. The increase reflected increased sales of DLTtape libraries and Snap servers, increased DLTtape media royalties, and increased revenue from sales of desktop and high-end hard disk drives.

The increased sales of Snap server network attached storage appliances reflected the acquisition of Meridian Data, Inc. ("Meridian") in September 1999. The increase in DLTtape media royalties reflected an increase in the sales of DLTtape media cartridges at licensed media manufactures for which DSSG earns a royalty fee. The decrease in DLTtape drive revenue reflected an increase in shipments, offset by a decline in average unit prices due to competitive pricing.

Sales of high-end hard disk drives reached a record high in the current quarter, increasing 64% compared to the first quarter of fiscal year 2000. High-end hard disk drive shipments reached a record high, reflecting strong demand from computer equipment manufacturers and distribution channel customers. Sales of desktop hard disk drives increased 6% compared to the prior year quarter, reflecting a 20% increase in shipments, partially offset by lower average unit prices due to competitive pricing pressure.

Sales to our top five customers in the three months ended July 2, 2000 represented 47% of revenue, compared to 42% of revenue in the three months ended June 27, 1999. These amounts reflected a retroactive combination of the sales to Ingram Micro and Electronic Resources Limited as a result of their merger in July 1999. Sales to Compaq Computer Corporation were 12% of revenue in the three months ended July 2, 2000, and June 27, 1999. Sales to Dell

Computer Corporation were 10% of revenue in the three months ended July 2, 2000, compared to less than 10% of revenue in the three months ended June 27, 1999. Sales to Hewlett-Packard Company were less than 10% of revenue in the three months ended July 2, 2000, compared to 14% of revenue in the three months ended June 27, 1999.

Sales to computer equipment manufacturers and distribution channel customers were 63% and 31% of revenue, respectively, in the three months ended July 2, 2000, compared to 59% and 35% of revenue, respectively, in the three months ended June 27, 1999. The remaining revenue in the three months ended July 2, 2000, and June 27, 1999, represented media royalty revenue, sales to value added resellers and direct sales.

Gross Margin Rate. The gross margin rate in the three months ended July 2, 2000, increased to 22.9% from 16.6% in the three months ended June 27, 1999. The percentage increase reflected increased revenue from storage systems and DLTtape media royalties, which have significantly higher margins than Quantum's hard disk drive products. The increase also reflected higher margins earned on desktop and high-end hard disk drives. Gross margins earned on DLTtape drives and DLTtape media cartridges declined, reflecting lower average unit pricing. Thegross margin rate for desktop products of HDDG is expected to decline substantially in the second quarter of fiscal year 2001 because of accelerated average unit price declines and slower declines in bill-of-material costs.

Research and Development Expenses. In the three months ended July 2, 2000, research and development expenses were $94 million, or 7.7% of revenue, compared to $90 million, or 8.3% of revenue, in the three months ended June 27, 1999. The increase in research and development expenses reflected the inclusion of Server Appliances (formerly Meridian) expenses, which were not included in the prior year periods as the acquisition occurred on September 10, 1999, and higher research and development expenses related to new tape drive products and other new information storage products and technologies, including Super DLTtape(TM) technology. HDDG had lower research and development costs as a result of expense reductions resulting from modifications to the hard disk drive business associated with the special charge recorded in the second quarter of fiscal year 2000.

Sales and Marketing Expenses. Sales and marketing expenses in the three months ended July 2, 2000, were $66 million, or 5.4% of revenue, compared to $53 million, or 4.9% of revenue, in the three months ended June 27, 1999. The increase in sales and marketing expenses reflected the inclusion of Server Appliances expenses and an increase in costs associated with the expansion of ATL's infrastructure. Spending increased as DSSG continued to build both category awareness for network attached storage (NAS) appliances and brand awareness for the Snap! Server(TM) line.

General and Administrative Expenses. General and administrative expenses in the three months ended July 2, 2000, were $35 million, or 2.8% of revenue, compared to $29 million, or 2.7% of revenue, in the three months ended June 27, 1999. The increase in general and administrative expenses reflected the inclusion of Server Appliances expenses, expansion of ATL's infrastructure and an increase in human resource spending within HDDG in support of change management, process reengineering and retention.

Special Charge - HDDG. During the second quarter of fiscal year 2000, HDDG recorded a special charge of $59.4 million. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with the streamlining of HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to the streamlining of the global logistics model and changes in the customer service strategy, $7.8 million in severance and benefits for terminated employees and approximately $12 million in other costs associated with the plan.

HDDG is proceeding according to plan and expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001. The majority of the savings are expected in cost of revenue as a result of a more efficient distribution system and reduced customer service costs, with the remaining savings in research and development, as a result of the consolidation of product development programs. As compared to fiscal year 2000, HDDG expects operating expenses to be relatively flat in fiscal year 2001, with increased investments in disk drive and other storage products, primarily reflected in research and development, offsetting the cost savings resulting from the special charge. These expectations are forward-looking statements and actual results may differ.

Special Charge - DSSG. During the fourth quarter of fiscal year 2000, DSSG recorded a special charge of $40.1 million. The charge was primarily focused on DSSG's DLTtape Division and reflected DSSG's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTape Division and an acceleration of DSSG's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed assets to be written-off, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

DSSG is proceeding according to plan and expects to realize annual cost savings from the plan of approximately $40 million beginning upon full implementation of the plan at the end of fiscal year 2001. Approximately $30 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs with the remaining amount in operating expenses, primarily research and development, as a result of ending research on certain optical-based storage solutions. As compared to fiscal year 2000, DSSG expects operating expenses to increase because of increased investments in storage systems products and marketing in fiscal year 2001 and as a result of including the Server Appliances' operations for a full year following the acquisition of Meridian in September 1999. These expectations are forward-looking statements and actual results may differ.

Interest and Other Income/Expense. Net interest and other income for the three months ended July 2, 2000 was $7.6 million, compared to net interest and other income of $5.2 million for the three months ended June 27, 1999. The increase reflected increased interest income as a result of a higher average cash balance.

Income Taxes. The Company's effective tax rate for the three months ended July 2, 2000 and June 27, 1999 was 35% and 33%, respectively. The lower fiscal year 2000 effective tax rate compared to the fiscal year 2001 tax rate reflects tax benefits resulting from HDDG losses in fiscal year 2000 compared to DSSG income in fiscal year 2001.

Liquidity and Capital Resources. Cash, cash equivalents and marketable securities were $849 million at July 2, 2000 compared to $950 million at March 31, 2000. The Company used cash during the quarter to purchase $146 million of treasury stock, as discussed below. Other uses of cash included $18 million for investments in property and equipment. The Company generated approximately $66 million of cash from operations, primarily net income and non-cash expenses, partially offset by increases in inventories and accounts receivable.

During fiscal year 2000, the Board of Directors authorized the Company to repurchase up to $700 million of the Company's common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock, while $100 million was authorized for repurchase of HDDG common stock. During the first quarter of fiscal year 2001, the Company repurchased 10.5 million shares of DSSG common stock and 3.2 million shares of HDDG common stock for a combined total of $146 million. As of July 2, 2000, the Company had repurchased 3.9 million shares of Quantum common stock, 26.2 million shares of DSSG common stock and 6.7 million shares of HDDG common stock for a combined total of approximately $471 million.

In April 2000, the Company entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the Company's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At July 2, 2000, there were no outstanding balances drawn on these lines.

The Company expects to spend approximately $115 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the disk drive, tape drive and storage solutions businesses, research and development, and general corporate operations.

The Company believes that its existing capital resources, including the credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet our expectations. These expectations are forward-looking statements and actual results may be affected by the factors discussed in "Trends and Uncertainties Relating to the DLT & Storage Systems Group and Hard Disk Drive Group" in this report.

In the future, the Company may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available on terms favorable to the Company, if at all.

Euro Impact

The Company believes that the adoption of a single currency, the Euro, by eleven European countries has not and will not materially affect our business, information systems or consolidated financial position, operating results or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

The Company is exposed to equity price risk on its investment in TiVo, Inc. common stock. The Company does not attempt to reduce or eliminate its market exposure on this security. The Company entered into a strategic alliance with TiVo in fiscal year 1999 to supply hard disk drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. At July 2, 2000, the fair market value of the Company's investment was approximately $30 million. As TiVo is a relatively new company and has recently introduced a new product in the consumer electronics market, the Company does not believe it is possible to reasonably estimate any future price movement of TiVo common stock.

Item 1.  Financial Statements

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                     Three Months Ended
                                                                 July 2,            June 27,
                                                                   2000                1999
                                                            -----------         -----------
Product revenue                                             $   313,223         $   291,307
Royalty revenue                                                  52,961              39,437
                                                            -----------         -----------

Total revenue                                                   366,184             330,744
Cost of revenue                                                 206,349             179,094
                                                            -----------         -----------

   Gross profit                                                 159,835             151,650

Operating expenses:
   Research and development                                      35,829              27,725
   Sales and marketing                                           38,770              25,390
   General and administrative                                    18,365              14,399
                                                            -----------              ------
                                                                 92,964              67,514

   Income from operations                                        66,871              84,136

Other income (expense):
   Interest income and other, net                                 6,349               6,483
   Interest expense                                              (4,546)             (4,844)
                                                            -----------         ------------
                                                                  1,803               1,639

Income before income taxes                                       68,674              85,775
Income tax provision                                             24,724              34,310
                                                            -----------         -----------

Net income                                                  $    43,950         $    51,465
                                                            ===========         ===========

Net income per share (1):

  Basic                                                     $      0.29         $      0.31
  Diluted                                                   $      0.28         $      0.30

Weighted-average common shares (1):

  Basic                                                         150,318             166,661
  Diluted                                                       154,631             172,977

(1) Basic and diluted income per share and weighted average common shares for the period ended June 27, 1999 are pro forma and assume the recapitalization occurred at the beginning of fiscal year 2000.

      See accompanying notes to condensed combined financial statements.

                               QUANTUM CORPORATION

                           DLT & STORAGE SYSTEMS GROUP

                        CONDENSED COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                                  July 2,              March 31,
                                                                                    2000                   2000
                                                                           -------------          -------------
                                                                             (unaudited)
Assets
------
Current assets:

   Cash and cash equivalents                                               $     263,547          $     336,720
   Marketable securities                                                               -                  2,032
   Accounts receivable, net of allowance for
      doubtful accounts of $3,597 and $3,492                                     232,051                214,107
   Inventories                                                                   100,346                101,478
   Due from the Hard Disk Drive group                                             13,989                      -
   Deferred taxes                                                                 54,668                 54,669
   Other current assets                                                           45,643                 38,424
                                                                           -------------          -------------

Total current assets                                                             710,244                747,430

Property and equipment, net of accumulated
   depreciation of $92,378 and $80,997                                            80,896                 78,137
Intangible assets, net                                                           245,605                248,288
Other assets                                                                      16,277                 12,149
                                                                           -------------          -------------

                                                                           $   1,053,022          $   1,086,004
                                                                           =============          =============

Liabilities and Group Equity
----------------------------
Current liabilities:

   Accounts payable                                                        $     106,430          $      94,596
   Accrued warranty                                                               54,362                 52,593
   Accrued compensation                                                           40,237                 36,379
   Income taxes payable                                                           24,723                      -
   Accrued special charge                                                         19,025                 20,954
   Current portion of long-term debt                                                 753                    689
   Due to the Hard Disk Drive group                                                    -                 30,100
   Other accrued liabilities                                                      29,174                 27,749
                                                                           -------------          -------------

Total current liabilities                                                        274,704                263,060

Deferred taxes                                                                    30,992                 13,578
Long-term debt                                                                    25,041                 25,225
Convertible subordinated debt                                                    191,667                191,667
Group equity                                                                     530,618                592,474
                                                                           -------------          -------------

                                                                           $   1,053,022          $   1,086,004
                                                                           =============          =============

      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                                                           Three Months Ended
                                                                                      July 2,                June 27,
                                                                                         2000                    1999
                                                                               --------------          --------------
  Cash flows from operating activities:

     Net income                                                                     $  43,950               $  51,465
     Adjustments to reconcile net income to net cash provided by operations:
        Depreciation                                                                    9,825                   7,486
        Amortization                                                                    7,193                   5,710
        Deferred income taxes                                                               2                       -
        Compensation related to stock plans                                             3,547                     640
     Changes in assets and liabilities:
        Accounts receivable                                                           (17,944)                  9,041
        Inventories                                                                     1,132                 (13,620)
        Accounts payable                                                               11,834                  27,161
        Income taxes payable                                                           24,723                       -
        Accrued warranty                                                                1,769                   5,457
        Other assets and liabilities                                                  (36,436)                 (3,554)
                                                                                -------------            ------------
  Net cash provided by operating activities                                            49,595                  89,786
                                                                                -------------            ------------

  Cash flows from investing activities:

     Investment in equity securities                                                   (3,750)                      -
     Maturities of marketable securities                                                2,032                       -
     Investment in property and equipment                                             (11,577)                (10,691)
                                                                                  -----------         ---------------
   Net cash used in investing activities                                              (13,295)                (10,691)
                                                                                  -----------         ---------------

  Cash flows from financing activities:

     Purchases of treasury stock                                                     (111,331)                (84,239)
     Principal payments on long-term credit facilities                                   (120)                 (4,498)
     Proceeds from issuance of common stock                                             1,978                   4,029
                                                                                 ------------           -------------
  Net cash used in financing activities                                              (109,473)                (84,708)
                                                                                 ------------           -------------

  Decrease in cash and cash equivalents                                               (73,173)                 (5,613)
  Cash and cash equivalents at beginning of period                                    336,720                 272,643
                                                                                 ------------            ------------
  Cash and cash equivalents at end of period                                        $ 263,547               $ 267,030
                                                                                 ============            ============

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                      $   1,705               $     808
      Income taxes                                                                  $   3,419               $   1,500

      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of presentation

The accompanying unaudited condensed combined financial statements of the DLT & Storage Systems group ("DSSG"), together with the condensed combined financial statements of the Hard Disk Drive group ("HDDG"), include all of the accounts in the condensed consolidated financial statements of Quantum. The separate group condensed combined financial statements give effect to the accounting policies applicable with the implementation of the tracking stock proposal. The separate DSSG and HDDG financial statements have been prepared on a basis that management believes to be reasonable and appropriate and include (i) the historical balance sheets, results of operations, and cash flows of businesses that comprise each of the groups, with all significant intragroup transactions and balances eliminated, (ii) in the case of DSSG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with DSSG, including allocated portions of Quantum's debt and selling, general and administrative costs, and (iii) in the case of HDDG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with HDDG, including allocated portions of Quantum's debt and selling, general and administrative costs. Intergroup transactions and balances are not eliminated in the separate financial statements of DSSG or HDDG.

The condensed combined financial statements of the DLT & Storage Systems Group provide DSSG stockholders with financial information about the DLT & Storage Systems group operations. Holders of DSSG stock and HDDG stock are Quantum stockholders and are subject to all of the risks of an investment in Quantum and all of Quantum's businesses, assets and liabilities. Quantum retains ownership and control of all of the assets and operations of each group. Financial effects arising from one group that affect Quantum's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the other group's stock. Any net losses of DSSG or HDDG, and dividends or distributions on, or repurchases of HDDG stock, or repurchases of preferred stock at a price per share greater than par value, will reduce the funds of Quantum legally available for payment of dividends on DSSG stock. As a result, DSSG's condensed combined financial statements should be read in conjunction with Quantum's condensed consolidated financial statements and HDDG's condensed combined financial statements. The condensed combined balance sheet as of March 31, 2000 has been derived from the audited financial statements of Quantum Corporation included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.   Inventories

Inventories consisted of the following:
      (In thousands)

                                                July 2,               March 31,
                                                   2000                    2000
                                              ---------               ---------
   Materials and purchased parts               $ 46,336                $ 41,819
   Work in process                               29,989                  37,024
   Finished goods                                24,021                  22,635
                                               --------                --------
                                               $100,346                $101,478
                                               ========                ========

3.   Net income per share

As a result of the recapitalization, net income per share for DSSG has been calculated based on the group's net income subsequent to August 3, 1999. It was not calculated on a group basis for periods prior to the recapitalization because DSSG stock was not part of Quantum's capital structure at that time.

The following table sets forth the computation of basic and diluted net income per share for DSSG after the recapitalization date:

      (In thousands, except per share data)                  Three Months
                                                                 Ended
                                                              July 2, 2000
                                                             --------------
      Numerator:
         Numerator for basic and diluted net income
         per share - income available to common
         stockholders                                             $ 43,950
                                                              ============

      Denominator:
         Denominator for basic net income per
         share - weighted average shares                           150,318

         Effect of dilutive securities:
         Outstanding options                                         4,313
                                                              ------------

         Denominator for diluted net income per
         share - adjusted weighted average shares                  154,631
                                                              ============

      Basic net income per share                                  $   0.29
                                                              ============

      Diluted net income per share                                $   0.28
                                                              ============

The computation of diluted net income per share for DSSG for the three months ended July 2, 2000 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or 21.587 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 20.9 million shares of common stock were outstanding for the three months ended July 2, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

4.   Common Stock Repurchase

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of Quantum's common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock, while $100 million was authorized for repurchase of HDDG common stock. During the first quarter of fiscal year 2001, Quantum repurchased 10.5 million shares of DSSG common stock and 3.2 million shares of HDDG common stock for a combined total of $146 million. As of July 2, 2000, Quantum had repurchased 3.9 million shares of Quantum common stock, 26.2 million shares of DSSG common stock and 6.7 million shares of HDDG common stock for a combined total of approximately $471 million.

5.   Credit Line

In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines will bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At July 2, 2000, there were no outstanding balances drawn on these lines.

6.   Special Charge

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

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed assets to be written off, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

The facilities costs noted above include lease payments for vacant space in a facility in Colorado Springs, Colorado, the write-off of related leasehold improvements and manufacturing equipment, as well as the write-off of certain leasehold improvements at Quantum's facility in Penang, Malaysia, as this space is converted to DSSG manufacturing. DSSG expects that the Colorado facility will be vacated by the end of fiscal year 2001.

The write-off of investments reflects DSSG's decision to end its research on certain optical based storage solutions. As a result, DSSG has written off an equity investment and technology licenses related to optical technology.

DSSG currently expects a workforce reduction of approximately 900 employees. The reduction in force primarily affects employees at DSSG's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of July 2, 2000, 286 employees had been terminated. DSSG anticipates that the remaining employees will be terminated by the end of the fourth quarter of fiscal year 2001.

As of July 2, 2000, DSSG had incurred cash expenditures of $4 million associated with employee severance and benefits, facilities and other costs. DSSG expects to incur additional cash expenditures associated with the plan of approximately $14 million, which will be funded out of operations.

The following table summarizes activity related to the special charge at July 2, 2000:

  (In thousands)                      Severance
                                         And          Facilities                          Fixed         Other
                                       Benefits         Costs        Investments         Assets         Costs             Total
                                       --------         -----        -----------         ------         -----             -----
  Special charge provision              $7,646         $13,500          $ 13,908         $3,163        $ 1,866         $ 40,083
  Cash payments                         (2,816)            (33)               --            --          (1,138)          (3,987)

  Non-cash charges                          --              --           (13,908)        (3,163)            --          (17,071)
                                       -------        --------          --------         ------        -------         --------
  Balance at July 2, 2000               $4,830         $13,467          $     --         $   --        $   728         $ 19,025
                                       =======        ========          ========         ======        =======         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - DLT & Storage Systems Group

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually are phrased in the future tense or contain the words "estimate," "anticipate," "expect," or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth under Trends and Uncertainties relating to the DLT & Storage Systems group. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Business Overview

The DLT & Storage Systems group designs, develops, manufactures, licenses and markets DLTtape(TM) drives, DLTtape media cartridges and storage solutions. DSSG's storage solutions consist of DLTtape libraries, network attached storage appliances, solid state storage systems and service.

DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is DSSG's half-inch tape technology that is the de facto industry standard for data back up in the mid-range network server market.

According to International Data Corporation, DSSG was the worldwide revenue leader for tape drives used for data storage and back up in calendar year 1999. DLTtape drives accounted for 30% of total tape drive market revenue in calendar year 1999, up from 24% in calendar year 1998 and 2% in calendar year 1994. The DLT & Storage Systems group is also a leader in the tape library market for mid-range network servers. DLTtape library products represented an estimated 46% of total tape automation revenue in calendar year 1999, up from 38% in calendar year 1998 and 29% in calendar year 1997.

DSSG's tape libraries serve the entire tape library data storage market from desktop computers to enterprise class computers. DSSG is a leader in the rapidly emerging market for network attached storage appliances with products which incorporate hard disk drives and an operating system designed to meet the requirements of entry and workgroup level computing environments, where multiple computer users access shared data files over a local area network.

DLTtape drives store data on DLTtape media cartridges. Historical use of DLTtape drives has shown that drives use many media cartridges per year. Growth in the installed base of DLTtape drives is expected to result in increasing demand for DLTtape media cartridges. DSSG's DLTtape media cartridges are manufactured and sold by licensed third party manufacturers.

DSSG receives a royalty fee on DLTtape media cartridges sold by its licensees which, while resulting in lower revenue than DLTtape media sold directly by DSSG, generates comparable income from operations. DSSG prefers to sell a substantial portion of DLTtape media cartridge through its license model because this minimizes DSSG's operational risks and expenses and provides an efficient distribution channel. Currently, approximately 85% of media sales occur through this license model.

Products

     The DLT & Storage Systems group's products include:

     DLT:
     ----
     . Super DLTtape(TM)drives. DSSG recently introduced a new family of tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs. For workgroup and departmental servers, the Super DLTtape drive will deliver a native capacity of 80 gigabytes ("GB") (160GB compressed) and a sustained transfer rate of 8 megabytes ("MB") per second (16MB compressed). The mid-range market including large corporate departments and mid-size automated libraries will see a drive with a native capacity of 110GB (220GB compressed) and a sustained transfer rate of 11MB per second (22MB compressed). In response to high performance enterprise needs, DSSG will also offer a Super DLTtape drive with a sustained transfer rate of greater than 16MB per second (32MB compressed). Super DLTtape drives are expected to begin volume shipment in the second half of calendar year 2000.

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

     Storage Solutions:
     ------------------
     . Tape libraries. DSSG offers a broad line of automated DLTtape libraries that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. DSSG's tape libraries range from its tape autoloaders which accommodate a single DLTtape drive and up to 280GB of storage capacity to the P6000 series library which features Prism Library Architecture(TM) and can be configured in multiple units to scale up to 22.8 terabytes of storage capacity. In addition, DSSG offers WebAdmin(TM), the industry's first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease.

     . Network attached storage systems. DSSG's Snap! Server(TM) family of network attached storage appliances offers options ranging from 15GB to 120GB of network storage. These products incorporate hard disk drives and an operating system, provide the ease of plug-and-play features and can be directly attached to workgroup-level networks, providing instant additional network storage capacity. No special configurations are needed for ordinary use and advanced configuration options enable added value features.

     . LANvault(TM) tape backup appliance. LANvault is a backup appliance with a DLTtape library, a central management console and a customer service Web portal. This product is intended to meet the requirements for remote site backup and is designed as a workgroup backup solution appliance preloaded with industry-standard backup software for ease of installation and use.

     . Solid state storage systems. DSSG offers two families of solid state storage systems--the Rushmore(TM)Ultra series and the Rushmore eSystem Accelerators. The Rushmore Ultra Solid State Disks are available in capacities ranging from 268MB to 3.2GB and have data access times of less than 50 microseconds, 100 to 200 times faster than magnetic hard disk drives. Solid state storage systems store data on memory chips which enable significantly faster data access times than magnetic disks used in standard hard disk drives. DSSG recently introduced the next generation solid state storage product, Rushmore eSystem Accelerator, a comprehensive set of hardware, tools, services and consulting bundled into one inclusive package. With breakthrough semiconductor and controller technology, the Rushmore eSystem Accelerator dramatically increases system performance in e-commerce infrastructures. With capacities ranging from 536MB to 3.2GB, the Rushmore eSystem Accelerator delivers data access times of less than 25 microseconds, more than 18,000 accesses to information per second for time-critical applications.

Results of Operations

Revenue. Revenue in the three months ended July 2, 2000 was $366 million, compared to $331 million in the three months ended June 27, 1999, an increase of 11%. The increase in revenue reflected increased sales of DLTtape libraries and Snap servers, and increased DLTtape media royalties. Sales of tape libraries reached a record high in the quarter. Sales of Snap server network attached storage appliances also reached a record high without comparable sales in the prior year period as DSSG's sales of Snap servers followed the acquisition of Meridian in September 1999. The increase in DLTtape media cartridges sold reflects sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives that remain in use. The increase in DLTtape media royalties reflected an increase in the sales of DLTtape media cartridges at licensed media manufacturers for which DSSG earns a royalty fee. Revenue from sales of DLTape drives declined. The decrease in DLTtape drive revenue reflected an increase in shipments, offset by a decline in average unit prices due to competitive pricing.

The table below summarizes the components of DSSG's revenue in the three months ended July 2, 2000 and June 27, 1999, respectively:

           (in millions)                                Three Months Ended
                                                     July 2,           June 27,
                                                        2000               1999
                                                        ----               ----
           DLTtape drives                               $212               $219
           DLTtape media                                  28                 27
           DLT royalty                                    53                 39
           Storage Solutions                             100                 67
           Intra-group elimination*                      (27)               (22)
                                                        -----             ------
              Revenue                                   $366               $331
                                                        =====             ======

*Represents intra-group sales of DLTtape drives for incorporation into DSSG's tape libraries.

Sales to the top five customers in the three months ended July 2, 2000 represented 47% of total revenue, compared to 50% of total revenue in the three months ended June 27, 1999. The lower percentage reflected a higher proportion of royalty revenue from licensed media manufacturers in the current quarter. Sales to Compaq were 19% of revenue in the three months ended July 2, 2000 compared to 21% of revenue in the three months ended June 27, 1999. Sales to Hewlett-Packard were 11% of revenue in the three months ended July 2, 2000 compared to 13% of revenue in the three months ended June 27, 1999.

Sales to computer equipment manufacturers and distribution channel customers were 64% and 14% of revenue, respectively, in the three months ended July 2, 2000, compared to 69% and 12% of revenue, respectively, in the three months ended June 27, 1999. The remaining revenue in the three months ended July 2, 2000 and in the three months ended June 27, 1999, represented media royalty revenue, sales to value-added resellers and direct sales.

Gross Margin Rate. The gross margin rate in the three months ended July 2, 2000, was 43.6%, compared to 45.9% in the three months ended June 27, 1999. The percentage decrease reflected lower DLTtape drive margins as a result of price declines, partially offset by an increase in the proportion of overall revenue represented by DLTtape media royalty revenue.

Research and Development Expenses. Research and development expenses in the three months ended July 2, 2000, were $36 million, or 9.8% of revenue, compared to $28 million, or 8.4% of revenue, in the three months ended June 27, 1999. The increase in research and development expenses reflected the inclusion of Server Appliances (formerly Meridian) expenses, which were not included in the prior year periods as the acquisition occurred on September 10, 1999. In addition, there were higher research and development expenses related to new tape drive products and other new information storage products and technologies, including Super DLTtape technology.

Sales and Marketing Expenses. Sales and marketing expenses in the three months ended July 2, 2000, were $39 million, or 10.6% of revenue, compared to $25 million, or 7.7% of revenue in the three months ended June 27, 1999. The increase in sales and marketing expenses reflected the inclusion of Server Appliances expenses and an increase in sales and marketing costs associated with the expansion of ATL's infrastructure. Spending increased as DSSG continued to build both category awareness for NAS appliances and brand awareness for the Snap! Server line.

General and Administrative Expenses. General and administrative expenses in the three months ended July 2, 2000, were $18 million, or 5.0% of revenue, compared to $14 million, or 4.4% of revenue, in the three months ended June 27, 1999. The increase in general and administrative expenses reflected the inclusion of Server Appliances expenses and the expansion of ATL's infrastructure.

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

DSSG is proceeding according to plan and expects to realize annual cost savings from the plan of approximately $40 million beginning upon full implementation of the plan at the end of fiscal year 2001. Approximately $30 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs with the remaining amount in operating expenses, primarily research and development, as a result of ending research on certain optical-based storage solutions. As compared to fiscal year 2000, DSSG expects operating expenses to increase because of increased investments in storage systems products and marketing in fiscal year 2001 and as a result of including the Server Appliances' operations for a full year following the acquisition of Meridian in September 1999. These expectations are forward-looking statements and actual results may differ.

Interest and Other Income/Expense. Net interest and other income for the three months ended July 2, 2000 was $1.8 million, compared to net interest and other income of $1.6 million for the three months ended June 27, 1999.

Income Taxes. The effective tax rate for DSSG for the three months ended July 2, 2000 and June 27, 1999 was 36% and 40%, respectively. The decrease in the fiscal 2001 effective tax rate reflects an increased percentage of foreign earnings that are taxed at less than the U.S. rate.

Liquidity and Capital Resources

DSSG cash, cash equivalents and marketable securities were $264 million at July 2, 2000 compared to $339 million at March 31, 2000. DSSG used cash during the quarter to purchase $111 million of treasury stock, as discussed below. Other uses of cash included approximately $12 million for investments in property and equipment. DSSG generated cash from operations of $50 million, primarily reflecting net income, increases in income taxes payable and accounts payable, partially offset by increases in other assets and accounts receivable.

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of Quantum's common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock, while $100 million was authorized for repurchase of HDDG common stock. During the first quarter of fiscal year 2001, Quantum repurchased 10.5 million shares of DSSG common stock and 3.2 million shares of HDDG common stock for a combined total of $146 million. As of July 2, 2000, Quantum had repurchased 3.9 million shares of Quantum common stock, 26.2 million shares of DSSG common stock and 6.7 million shares of HDDG common stock for a combined total of approximately $471 million.

In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines will bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At July 2, 2000, there were no outstanding balances drawn on these lines.

DSSG expects to spend approximately $60 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the introduction and manufacturing of Super DLTtape products; manufacturing DLTtape drives in its new location, Penang, Malaysia; and DSSG's general infrastructure.

DSSG believes that its existing capital resources, including the credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet DSSG's expectations.

In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available on terms favorable to Quantum, if at all.

Trends and Uncertainties Relating to the DLT & Storage Systems Group

Holders of DSSG stock remain stockholders of Quantum Corporation, which includes common stock of HDDG, and therefore, financial effects on HDDG could adversely affect DSSG

Holders of DSSG stock and HDDG stock are stockholders of a single company. DSSG and HDDG are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Quantum and all of its businesses, assets and liabilities. The issuance of DSSG stock and HDDG stock and the allocation of assets and liabilities and stockholders' equity between DSSG and HDDG did not result in a distribution or spin-off to stockholders of any Quantum assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we attribute to the other group.

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

Competition may increase in the tape drive market as a result of large competitors introducing tape drive products based on new technology standards

DSSG competes with companies that develop, manufacture, market and sell tape drive products. DSSG's principal competitors include Exabyte Corporation, Hewlett-Packard, Seagate Technology, Inc., Sony Corporation and Storage Technology Corporation. These competitors are aggressively trying to develop new tape drive technologies that compete more successfully with DLTtape technology. Hewlett-Packard, IBM Corporation and Seagate have formed a consortium to develop new linear tape drive products. DSSG expects products based on this developing technology standard to target the high-capacity data back-up market and to compete with DSSG's products based on Super DLTtape technology. Such competition could have a material adverse impact on DSSG's operating results.

DSSG's operating results depend on new product introductions, which may not be successful

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

These risks are magnified because DSSG expects that technological changes, changes in customer requirements and increasing competition could result in declining sales and gross margins on its existing products.

Reliance on a limited number of third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems

DSSG depends on a limited number of suppliers for components and sub-assemblies, including recording heads, media cartridges and integrated circuits, all of which are essential to the manufacture of DLTtape drives and tape libraries. DSSG currently purchases the DLTtape media cartridges it sells primarily from Fuji Photo Film Co., Ltd. and Hitachi Maxell, Ltd. DSSG cannot assure you that Fuji or Maxell will continue to supply an adequate number of high quality media cartridges in the future. If component shortages occur, or if DSSG experiences quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased. In addition, DSSG qualifies only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

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

Unpredictable end-user demand may cause excess inventories which could result in inventory write-downs or losses or insufficient inventories, which could have an adverse impact on DSSG's customer relationships

Unpredictable end-user demand, combined with the computer equipment manufacturer trend toward carrying minimal inventory levels, increases the risk that DSSG will manufacture and custom configure too much or too little inventory for particular customers. Significant excess inventory could result in inventory write-downs and losses, while inventory shortages could adversely impact DSSG's relationship with its customers, either of which could adversely impact DSSG's operating results.

DSSG does not control licensee pricing or licensee sales of DLTtape media cartridges and as a result DSSG's royalty revenue may decline

DSSG receives a royalty fee based on sales of DLTtape media cartridges by Fuji and Maxell. Under DSSG's license agreements with Fuji and Maxell, each of the licensees determines the pricing and number of units of DLTtape media cartridges sold by it. In addition, other companies may begin to sell DLTtape media cartridges under license agreements. As a result, DSSG's royalty revenue will vary depending upon the level of sales and prices set by Fuji, Maxell and potentially other licensees. In addition, lower licensee pricing could require DSSG to lower its prices on direct sales of DLTtape media cartridges, which would adversely impact DSSG's margins for this product.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Quantum's Annual Report on
Form 10-K for the year ended March 31, 2000.

Item 1.    Financial Statements


                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                    Three Months Ended
                                                                 July 2,            June 27,
                                                                   2000                1999
                                                            -----------         -----------
Revenue                                                     $   863,693         $   752,491
Cost of revenue                                                 743,053             724,222
                                                            -----------         -----------

   Gross profit                                                 120,640              28,269

Operating expenses:
   Research and development                                      58,250              62,708
   Sales and marketing                                           27,716              27,831
   General and administrative                                    16,276              14,745
                                                            -----------         -----------
                                                                102,242             105,284

   Income (loss) from operations                                 18,398             (77,015)

Other income (expense):
   Interest income and other, net                                 8,053               5,964
   Interest expense                                              (2,230)             (2,364)
                                                            -----------         -----------
                                                                  5,823               3,600

Income (loss) before income taxes                                24,221             (73,415)
Income tax provision (benefit)                                    7,751             (30,231)
                                                            -----------         -----------

Net income (loss)                                           $    16,470         $   (43,184)
                                                            ===========         ===========

Net income (loss) per share (1):

  Basic                                                     $      0.20         $     (0.52)
  Diluted                                                   $      0.19         $     (0.52)

Weighted-average common shares (1):

  Basic                                                          81,444              83,330
  Diluted                                                        88,535              83,330

(1) Basic and diluted income (loss) per share and weighted average common shares for the period ended June 27, 1999 are pro forma and assume the recapitalization occurred at the beginning of fiscal year 2000.

      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                       CONDENSED COMBINED BALANCE SHEETS
                                (In thousands)

                                                                                  July 2,             March 31,
                                                                                    2000                  2000
                                                                            ------------             ----------
                                                                             (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                                 $   554,754            $   581,542
   Marketable securities                                                          30,373                 30,048
   Accounts receivable, net of allowance for
      doubtful accounts of $19,876 and $19,618                                   388,047                395,118
   Inventories                                                                   159,495                122,347
   Due from the DLT & Storage Systems group                                            -                 30,100
   Deferred taxes                                                                 78,584                 78,713
   Other current assets                                                           52,512                 58,356
                                                                             -----------            -----------

Total current assets                                                           1,263,765              1,296,224

Property and equipment, net of accumulated
   depreciation of $227,882 and $218,674                                         146,737                158,548
Intangible assets, net                                                             1,094                  1,915
Other assets                                                                      25,758                 21,361
                                                                             -----------            -----------

                                                                              $1,437,354             $1,478,048
                                                                             ===========            ===========

Liabilities and Group Equity
----------------------------
Current liabilities:
   Accounts payable                                                           $  370,025             $  375,614
   Accrued warranty                                                               50,743                 46,967
   Accrued compensation                                                           41,062                 54,073
   Income taxes payable                                                           20,815                 44,284
   Accrued special charge                                                         17,831                 22,409
   Current portion of long-term debt                                                 376                    344
   Due to the DLT & Storage Systems group                                         13,989                      -
   Other accrued liabilities                                                      80,340                 77,596
                                                                             -----------            -----------

Total current liabilities                                                        595,181                621,287

Deferred taxes                                                                    41,309                 41,758
Long-term debt                                                                    12,520                 12,613
Convertible subordinated debt                                                     95,833                 95,833
Group equity                                                                     692,511                706,557
                                                                             -----------            -----------

                                                                              $1,437,354             $1,478,048
                                                                             ===========            ===========

      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                           Three Months Ended
                                                                                       July 2,                June 27,
                                                                                         2000                    1999
                                                                                   ----------              ----------
  Cash flows from operating activities:
     Net income (loss)                                                             $   16,470              $  (43,184)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operations:
        Depreciation                                                                   14,929                  16,225
        Amortization                                                                      977                     978
        Deferred income taxes                                                            (449)                   (594)
        Compensation related to stock plans                                             1,614                     320
     Changes in assets and liabilities:
        Accounts receivable                                                             7,071                  (1,462)
        Inventories                                                                   (37,148)                 23,687
        Accounts payable                                                               (5,589)                (82,136)
        Income taxes payable                                                          (23,469)                 (8,079)
        Accrued warranty                                                                3,776                  (2,517)
        Other assets and liabilities                                                   37,723                   2,748
                                                                                   ----------              ----------
  Net cash provided by (used in) operating activities                                  15,905                 (94,014)
                                                                                   ----------              ----------

  Cash flows from investing activities:
     Investment in equity securities                                                   (3,750)                      -
     Purchases of marketable securities                                                     -                 (23,641)
     Maturities of marketable securities                                                    -                  14,641
     Investment in property and equipment                                              (9,618)                (14,142)
     Proceeds from disposition of property and equipment                                2,831                      60
                                                                                   ----------              ----------
  Net cash used in investing activities                                               (10,537)                (23,082)
                                                                                   ----------              ----------

  Cash flows from financing activities:
     Purchases of treasury stock                                                      (34,963)                      -
     Principal payments on long-term credit facilities                                    (61)                 (2,249)
     Proceeds from issuance of common stock                                             2,868                   2,015
                                                                                   ----------              ----------
  Net cash used in financing activities                                               (32,156)                   (234)
                                                                                   ----------              ----------

  Decrease in cash and cash equivalents                                               (26,788)               (117,330)
  Cash and cash equivalents at beginning of period                                    581,542                 499,725
                                                                                   ----------              ----------
  Cash and cash equivalents at end of period                                       $  554,754              $  382,395
                                                                                   ==========              ==========

  Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                                                   $      853              $      404
        Income taxes, net of (refunds)                                             $   (3,690)             $   13,414


      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of presentation

The accompanying unaudited condensed combined financial statements of the Hard Disk Drive group ("HDDG"), together with the condensed combined financial statements of the DLT & Storage Systems group ("DSSG"), include all of the accounts in the condensed consolidated financial statements of Quantum. The separate group condensed combined financial statements give effect to the accounting policies applicable with the implementation of the tracking stock proposal. The separate HDDG and DSSG financial statements have been prepared on a basis that management believes to be reasonable and appropriate and include
(i) the historical balance sheets, results of operations, and cash flows of businesses that comprise each of the groups, with all significant intragroup transactions and balances eliminated, (ii) in the case of HDDG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with HDDG, including allocated portions of Quantum's debt and selling, general and administrative costs, and (iii) in the case of DSSG's financial statements, corporate assets and liabilities of Quantum and related transactions identified with DSSG, including allocated portions of Quantum's debt and selling, general and administrative costs. Intergroup transactions and balances are not eliminated in the separate financial statements of HDDG or DSSG.

The condensed combined financial statements of the Hard Disk Drive group provide HDDG stockholders with financial information about the Hard Disk Drive group operations. Holders of HDDG stock and DSSG stock are Quantum stockholders and are subject to all of the risks of an investment in Quantum and all of Quantum's businesses, assets and liabilities. Quantum retains ownership and control of all of the assets and operations of each group. Financial effects arising from one group that affect Quantum's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the other group's stock. Any net losses of HDDG or DSSG, and dividends or distributions on, or repurchases of DSSG stock, or repurchases of preferred stock at a price per share greater than par value, will reduce the funds of Quantum legally available for payment of dividends on HDDG stock. As a result, HDDG's condensed combined financial statements should be read in conjunction with Quantum's condensed consolidated financial statements and DSSG's condensed combined financial statements. The condensed combined balance sheet as of March 31, 2000 has been derived from the audited financial statements of Quantum Corporation included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2. Inventories

Inventories consisted of the following:
      (In thousands)

                                                           July 2,             March 31,
                                                             2000                  2000
                                                         --------              --------
   Materials and purchased parts                         $  6,875              $  7,387
   Work in process                                          3,537                 5,299
   Finished goods                                         149,083               109,661
                                                         --------              --------
                                                         $159,495              $122,347
                                                         ========              ========


3. Net income per share

As a result of the recapitalization, net income per share for HDDG has been calculated based on the group's net income subsequent to August 3, 1999. It was not calculated on a group basis for periods prior to the recapitalization because HDDG stock was not part of Quantum's capital structure at that time.

The following table sets forth the computation of basic and diluted net income per share for HDDG after the recapitalization date:


      (In thousands, except per share data)               Three Months
                                                              Ended
                                                          July 2, 2000
                                                          ------------

      Numerator:
         Numerator for basic and diluted net income
         per share - income  available to common
         stockholders                                     $   16,470
                                                          ==========

      Denominator:
         Denominator for basic net income per
         share - weighted average shares                      81,444

         Effect of dilutive securities:
         Outstanding options                                   7,091
                                                          ----------

         Denominator for diluted net income per
         share - adjusted weighted average shares             88,535
                                                          ==========

      Basic net income per share                          $     0.20
                                                          ==========

      Diluted net income per share                        $     0.19
                                                          ==========


The computation of diluted net income per share for HDDG for the three months ended July 2, 2000 excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 0.9 million shares of common stock were outstanding for the three months ended July 2, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

4. Common Stock Repurchase

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock, while $100 million was authorized for repurchase of HDDG common stock. During the first quarter of fiscal year 2001, Quantum repurchased 10.5 million shares of DSSG common stock and 3.2 million shares of HDDG common stock for a combined total of $146 million. As of July 2, 2000, Quantum had repurchased 3.9 million shares of Quantum common stock, 26.2 million shares of DSSG common stock and 6.7 million shares of HDDG common stock for a combined total of approximately $471 million.

5. Credit Line

In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines will bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At July 2, 2000, there were no outstanding balances drawn on these lines.

6. Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that Quantum has infringed. Quantum has studied these patents and believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not completed a full study of all the patents asserted by Papst and there can be no assurance that Quantum has not infringed these or other patents owned by Papst. Recently, on Papst's motion, the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with suits brought against Papst by Hewlett-Packard, Maxtor Corporation and Minebea Company, Ltd. for the purposes of coordinated discovery under multi-district litigation rules. Hewlett-Packard recently settled its dispute with Papst and has been withdrawn from the litigation. To date, discovery has not begun to any significant extent. Quantum does not believe that the transfer will affect the final disposition of this matter in a significant way. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

Quantum is also subject to other legal proceedings and claims that arise in the ordinary course of its business. For example, in fiscal year 2000, Discovision Associates brought patents they hold to Quantum's attention. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of Quantum, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to Quantum.

7. Special Charge

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

In connection with the charge, HDDG currently expects a workforce reduction of approximately 600 employees. In addition, approximately 100 open job requisitions and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDDG's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. As of July 2, 2000, 499 of the 600 employees had been terminated. HDDG anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2001.

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

As of July 2, 2000, HDDG had incurred $9 million in cash expenditures associated with employee severance and benefits, facilities and other costs. HDDG expects to incur additional cash expenditures associated with the plan of approximately $15 million.

The following table summarizes activity related to the special charge at July 2, 2000.

(In thousands)                           Severance
                                            And        Facilities                       Other
                                         Benefits         Costs        Inventory        Costs          Total
                                         --------         -----        ---------        -----          -----
Special charge provision                $  7,833        $ 26,359         $ 13,214      $ 12,000      $ 59,406
Cash Payments                             (5,584)         (1,519)               -        (1,810)       (8,913)
Non-cash charges                               -          (8,274)         (15,588)       (8,800)      (32,662)
Adjustments                                1,166          (7,852)           2,374         4,312             -
                                        --------        --------         --------      --------      --------
Balance at July 2, 2000                 $  3,415        $  8,714         $      -      $  5,702      $ 17,831
                                        ========        ========         ========      ========      ========

8. Comprehensive Income (Loss)

Accumulated other comprehensive income included in group equity on the condensed combined balance sheets of the Hard Disk Drive group consists of unrealized gains on available for sale investments and foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended July 2, 2000 and June 27, 1999 is presented in the following table:

           (In thousands)                                Three Months Ended
                                                       July 2,         June 27,
                                                        2000             1999
                                                      --------        ---------
           Net income (loss)                          $ 16,470        $(43,184)
           Other comprehensive income (loss)-
              Change in unrealized gain on
                investments, net                           195               -
              Foreign currency translation
                adjustments                               (230)           (920)
                                                      --------        --------
           Comprehensive income (loss)                $ 16,435        $(44,104)
                                                      ========        ========

9. Business Units

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

Results for HDDG's business units for the three ended July 2, 2000 and June 27, 1999 are presented in the following table:


(In millions)                                     Three Months Ended
                                               July 2,          June 27,
                                                2000             1999
                                                ----             ----
Business unit:
   Desktop
     Revenue                                    $675            $637
     Unit operating income (loss)                 10             (62)

   High-end
     Revenue                                     189              115
     Unit operating income (loss)                  9              (15)


(In millions)                                     Three Months Ended
                                               July 2,         June 27,
                                                2000            1999
                                                ----            ----

Income/Loss reconciliation:
Total unit operating income (loss)              $ 19            $ (77)

Unallocated amounts:
Interest and other income/(expense)                5                4
                                                ----            -----

   Income (loss) before income taxes            $ 24            $ (73)
                                                ====            =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Hard Disk Drive Group

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually are phrased in the future tense or contain the words "estimate," "anticipate," "expect," or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth under Trends and Uncertainties relating to the Hard Disk Drive group. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Business Overview

The Hard Disk Drive group designs, develops and markets a diversified product portfolio of hard disk drives featuring leading-edge technology. HDDG's hard disk drives are designed for the desktop market, which requires economy and reliability, and the high-end market, which requires faster and higher capacity disk drives--as well as the emerging market for hard disk drives specially designed for consumer electronics devices such as personal video recorders, personal audio recorders, cable and set-top boxes, Internet appliances and digital video editing. HDDG has been the leading volume supplier of hard disk drives for the desktop market for each of the past seven years. According to Dataquest, HDDG's market share in the desktop market has grown from 3% in calendar year 1990 to an industry leading 22% in calendar year 1999.

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

HDDG also pioneered hard disk drive applications for the developing consumer electronics market. These hard disk drive applications utilize Quantum QuickView(TM)--HDDG's hard disk drive technology designed especially for consumer electronics. Quantum QuickView technology makes it possible to simultaneously record and play back audio and video content and to instantly and inexpensively access large amounts of audio and video content--capabilities that are not as well suited to competing technologies such as video tape and optical media.

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

The table below sets forth key performance characteristics for HDDG's current products:

                        Capacity      Product      Rotational
                        per Disk      Capacity       Speed

Products                  (GB)          (GB)         (RPM)                            Platform
--------                  ----          ----         -----                            --------
Fireball lct 10           10.3      5.1 to 30.0      5,400     Desktop PCs--Value, with Ultra ATA/66 interface, Shock Protection
                                                               System II, Data Protection System and Quiet Drive Technology

Fireball lct 15           15.0      7.5 to 30.0      4,400     Desktop PCs--Value, with Ultra ATA/66 interface, Shock Protection
                                                               System II, Data Protection System and Quiet Drive Technology

Fireball lct 20           20.4     10.0 to 40.0      4,500     Desktop PCs--Value, with Ultra ATA/100 interface, Shock Protection
                                                               System II, Data Protection System and Quiet Drive Technology

Fireball Plus LM          10.3     10.2 to 30.0      7,200     Desktop PCs--Performance, with Ultra ATA/66 interface, Shock
                                                               Protection System and Data Protection System

Fireball Plus AS          20.0     10.2 to 60.0      7,200     Desktop PCs--Performance, with Ultra ATA/100 interface, Shock
                                                               Protection System II, Data Protection System and Quiet Drive
                                                               Technology

Atlas IV                   4.5      9.1 to 36.4      7,200     Servers, Workstations and Storage Subsystems, with Ultra 160
                                                               SCSI interface, Shock Protection System

Atlas V                    9.1      9.1 to 36.7      7,200     Servers, Workstations and Storage Subsystems, with Ultra 160 SCSI interface, Shock Protection System II and Data Protection System

Atlas 10K                  3.0      9.1 to 36.4     10,000     Enterprise Servers, Workstations and Storage Subsystems, with Ultra
                                                               160 SCSI interface, Shock Protection System II and Data Protection
                                                               System

Atlas 10K II               7.3      9.2 to 73.4     10,000     Enterprise Servers, Workstations and Storage Subsystems, with Ultra
                                                               160 SCSI interface, Shock Protection System II, Data Protection
                                                               System and Quiet Drive Technology

Results of Operations

Revenue. Revenue in the three months ended July 2, 2000 was $864 million, compared to $752 million in the three months ended June 27, 1999, an increase of 15%. The increase in revenue reflected increased revenue from sales of both desktop and high-end hard disk drives.

Desktop hard disk drive revenue in the three months ended July 2, 2000 was $675 million, compared to $637 million in the three months ended June 27, 1999, an increase of 6%. The increase reflected a 20% increase in shipments, partially offset by lower average unit prices due to competitive pricing pressure.

High-end hard disk drive revenue in the three months ended July 2, 2000 was $189 million, compared to $115 million in the three months ended June 27, 1999, an increase of 64%. High-end hard disk drive shipments reached a record high, refecting strong demand from computer equipment manufacturers and distribution channel customers.

Sales to the top five customers in the three months ended July 2, 2000 represented 48% of revenue, compared to 49% of revenue in the three months ended June 27, 1999. These amounts reflected a retroactive combination of the sales to Ingram Micro and Electronic Resources as a result of their merger in July 1999. Sales to Dell Computer were 13% of revenue in the three months ended July 2, 2000, compared to less than 10% of revenue in the three months ended June 27,1999. Sales to Ingram Micro were 11% of revenue in the three months ended July 2, 2000, compared to 14% of revenue in the three months ended June 27, 1999, including sales to Electronic Resources. Sales to Hewlett-Packard were less than 10% of revenue in the three months ended July 2, 2000 compared to 15% of revenue in the three months ended June 27, 1999.

Sales to computer equipment manufacturers and distribution channel customers were 63% and 37% of revenue, respectively, in the three months ended July 2, 2000, compared to 55% and 45% of revenue, respectively, in the three months ended June 27, 1999.

Gross Margin Rate. The gross margin rate increased to 14.0% in the three months ended July 2, 2000 from 3.8% in the three months ended June 27, 1999.

The desktop gross margin rate was 11.3% in the three months ended July 2, 2000, compared to 1.4% in the three months ended June 27, 1999. The increase reflected the transition to new lower cost, higher margin products, partially offset by a decrease in average unit prices due to competitive pricing pressures.

The high-end gross margin rate was 23.6% in the three months ended July 2, 2000, compared to 16.6% in the three months ended June 27, 1999. The 7% increase reflected higher sales volumes and the transition to new, higher margin products.

The gross margin rate for desktop products is expected to decline substantially in the second quarter of fiscal year 2001 because of accelerated average unit price declines and slower declines in component costs.

Research and Development Expenses. Research and development expenses in the three months ended July 2, 2000, were $58 million, or 6.7% of revenue, compared to $63 million, or 8.3% of revenue, in the three months ended June 27, 1999. The decrease in research and development expenses reflected expense reductions resulting from modifications to the hard disk drive business associated with the special charge recorded in the second quarter of fiscal year 2000.

Sales and Marketing Expenses. Sales and marketing expenses in the three months ended July 2, 2000, were $28 million, or 3.2% of revenue, compared to $28 million, or 3.7% of revenue in the three months ended June 27, 1999.

General and Administrative Expenses. General and administrative expenses in the three months ended July 2, 2000, were $16 million, or 1.9% of revenue, compared to $15 million, or 2.0% of revenue, in the three months ended June 27, 1999. The increase in general and administrative expenses reflected an increase in human resource spending in support of change management, process reengineering and retention.

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

HDDG is proceeding according to plan and expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001. The majority of the savings are expected in cost of revenue as a result of a more efficient distribution system and reduced customer service costs, with the remaining savings in research and development, as a result of the consolidation of product development programs. As compared to fiscal year 2000, HDDG expects operating expenses to be relatively flat in fiscal year 2001, with increased investments in disk drive and other storage products, primarily reflected in research and development, offsetting the cost savings resulting from the special charge. These expectations are forward-looking statements and actual results may differ.


Interest and Other Income/Expense. Net interest and other income for the three months ended July 2, 2000 was $5.8 million, compared to net interest and other income of $3.6 million for the three months ended June 27, 1999. The increase reflected increased interest income as a result of a higher average cash balance.

Income Taxes. HDDG recorded a tax provision of $8 million and a tax benefit of $30 million for effective tax and benefit rates of 32% and 41%, respectively, for the three months ended July 2, 2000 and June 27, 1999, respectively.
The fiscal 2001 rate reflects increased research and development credits and lower state taxes.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $585 million at July 2, 2000 compared to $612 million at March 31, 2000. HDDG used cash during the quarter to purchase $35 million of treasury stock, as discussed below. Other uses of cash included approximately $9 million for investments in property and equipment. HDDG generated cash from operations of $16 million, primarily reflecting net income and an increase in other liabilities, partially offset by an increase in inventories and a decrease in income taxes payable.

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock, while $100 million was authorized for repurchase of HDDG common stock. During the first quarter of fiscal year 2001, Quantum repurchased 10.5 million shares of DSSG common stock and 3.2 million shares of HDDG common stock for a combined total of $146 million. As of July 2, 2000, Quantum had repurchased 3.9 million shares of Quantum common stock, 26.2 million shares of DSSG common stock and 6.7 million shares of HDDG common stock for a combined total of approximately $471 million.

In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines will bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At July 2, 2000, there were no outstanding balances drawn on these lines.

HDDG expects to spend approximately $55 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the development and introduction of new disk drive products.

HDDG believes that its existing capital resources, including the credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet HDDG's expectations.

In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available on terms favorable to Quantum, if at all.

Trends and Uncertainties Relating to the Hard Disk Drive Group

Holders of HDDG stock remain stockholders of Quantum Corporation, which includes common stock of DSSG, and, therefore, financial effects on DSSG could adversely affect HDDG

Holders of HDDG stock and DSSG stock are stockholders of a single company. HDDG and DSSG are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Quantum and all of its businesses, assets and liabilities. The issuance of the HDDG stock and the DSSG stock and the allocation of assets and liabilities and stockholders' equity between HDDG and DSSG did not result in a distribution or spin-off to stockholders of any Quantum assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we attribute to the other group.

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

HDDG's operating results depend on new product introductions, which may not be successful

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

HDDG's prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard disk drives

End-user demand for the computer systems that contain HDDG's hard disk drives has historically been subject to rapid and unpredictable fluctuations. As a result, the hard disk drive market tends to experience periods of excess capacity, which typically lead to intense price competition. If intense price competition occurs, HDDG may be forced to lower prices sooner and more than expected and transition to new products sooner than expected. For example, in fiscal year 1999 and the second half of fiscal year 1998, as a result of excess inventory in the desktop hard disk drive market, aggressive pricing and corresponding margin reductions materially adversely impacted HDDG's operating results. HDDG experienced similar conditions in the high-end hard disk drive market during most of fiscal years 1998 and 1999.

Growth of the lower priced PC markets is putting downward pressure on HDDG's desktop hard disk drive prices

The growth of the lower priced PC market has led to a shift toward lower priced desktop hard disk drives. HDDG expects the trend toward lower prices on hard disk drives to continue. If HDDG is unable to lower the cost of its desktop hard disk drives accordingly, operating results could be materially adversely affected.

Intense competition in the desktop and high-end hard disk drive market could adversely impact HDDG's operating results

In the desktop hard disk drive market, HDDG's primary competitors are Fujitsu Limited, IBM, Maxtor Corporation, Samsung Electronics Co., Ltd., Seagate and Western Digital Corporation. The desktop hard disk drive market is characterized by more competitiveness than that seen in the computer industry in general. HDDG's operating results and competitive position could be negatively impacted by the introduction of competitive products with higher performance, higher reliability and/or lower cost than HDDG's products. For example, in the first half of fiscal year 2000, certain competitors reduced prices for their products significantly. As a result, HDDG's operating results were materially adversely affected.

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

Because HDDG depends on MKE for the manufacture of all hard disk drives, adverse material developments in this critical manufacturing relationship would adversely affect HDDG's operating results

HDDG's relationship with MKE is critical to the Hard Disk Drive group's operating results and overall business performance. HDDG's dependence on MKE includes the following principal risks:

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

     . Manufacturing Capacity. If MKE is unable or unwilling to meet HDDG's manufacturing requirements, an alternative manufacturing source may not be available in the near term.

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

Third party infringement claims could result in substantial liability and significant costs

From time to time, third parties allege HDDG's infringement of and need for a license under their patented or other proprietary technology. For example, in August 1998, Quantum was named as one of several defendants in a patent infringement lawsuit. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents, which it asserts that HDDG has infringed. In fiscal year 2000, Discovision Associates brought patents to HDDG's attention. Adverse resolution of the Papst or any other third party infringement claim could subject HDDG to substantial liabilities and require it to refrain from manufacturing and selling certain products. HDDG cannot assure you that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained on commercially reasonable terms, or at all. In addition, the costs of litigation could be substantial, regardless of the outcome.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Quantum's Annual Report on Form 10-K for the year ended March 31, 2000.

HDDG is exposed to equity price risk on its investment in TiVo, Inc. common stock. HDDG does not attempt to reduce or eliminate its market exposure on this security. HDDG entered into a strategic alliance with TiVo in fiscal year 1999 to supply hard disk drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. At July 2, 2000, the fair market value of HDDG's investment was approximately $30 million. As TiVo is a relatively new company and has recently introduced a new product in the consumer electronics market, HDDG does not believe it is possible to reasonably estimate any future price movement of TiVo common stock.

                              QUANTUM CORPORATION

                          PART II - OTHER INFORMATION

Item 1.   Legal proceedings

The information contained in Note 7 of the Notes to Condensed Consolidated Financial Statements and Note 6 of the Notes to Condensed Combined Financial Statements of the Hard Disk Drive group is incorporated into this Part II, Item 1 by reference.

Item 2.   Changes in securities - Not Applicable

Item 3.   Defaults upon senior securities - Not Applicable

Item 4.   Submission of matters to a vote of security holders - Not Applicable


Item 5.   Other information - Not Applicable

Item 6.   Exhibits and reports on Form 8-K.

          (a)  Exhibits.   The exhibits listed on the accompanying index to
               ---------
                           exhibits immediately following the signature page are filed as part of this report.

          (b)  Reports on Form 8-K.
               -------------------

                           None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               QUANTUM CORPORATION
                                                   (Registrant)


Date:  August 8, 2000                      By: /s/ Richard L. Clemmer
                                               ---------------------------------
                                               Richard L. Clemmer
                                               Executive Vice President, Finance
                                                 and Chief Financial Officer

                              QUANTUM CORPORATION

                               INDEX TO EXHIBITS

Exhibit
Number     Exhibit

10.1 CREDIT AGREEMENT, dated April 19, 2000, among Registrant, certain financial institutions (collectively, the "Banks"), Banc of America Securities LLC as Sole Arranger and Sole Book Manager for the Banks, Bank of America, N.A., as Administrative Agent for the Banks, Fleet National Bank as Syndication Agent for the Banks and The Bank of Nova Scotia as Documentation Agent for the Banks

10.2 CREDIT AGREEMENT, dated April 19, 2000, among Registrant, certain financial institutions (collectively, the "Banks"), Banc of America Securities LLC as Sole Arranger and Sole Book Manager for the Banks, Bank of America, N.A., as Administrative Agent for the Banks, Fleet National Bank as Syndication Agent for the Banks and The Bank of Nova Scotia as Documentation Agent for the Banks

27.1       Financial Data Schedule