Form 10-Q
period 2000-10-01
QUANTUM CORP /DE/
filed 2000-11-14
CIK 709283

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                             ____________________

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 1, 2000

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

   Yes   X     No  ___
       -----

As of the close of business on October 29, 2000, Quantum Corporation had 148,935,551 shares of DLT & Storage Systems group common stock outstanding and 77,287,924 shares of Hard Disk Drive group common stock outstanding.

                              QUANTUM CORPORATION

                                     INDEX

                                                                            Page
                                                                           Number
                                                                           ------
PART I - FINANCIAL INFORMATION

Quantum Corporation - Condensed Consolidated Financial Statements

       Condensed Consolidated Statements of Operations                        3

       Condensed Consolidated Balance Sheets                                  5

       Condensed Consolidated Statements of Cash Flows                        6

       Notes to Condensed Consolidated Financial Statements                   7

       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16

       Quantitative and Qualitative Disclosures About Market Risk            22

Quantum Corporation DLT & Storage Systems Group - Condensed Combined
   Financial Statements

       Condensed Combined Statements of Operations                           23

       Condensed Combined Balance Sheets                                     24

       Condensed Combined Statements of Cash Flows                           25

       Notes to Condensed Combined Financial Statements                      26

       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           31

       Quantitative and Qualitative Disclosures About Market Risk            41

Quantum Corporation Hard Disk Drive Group - Condensed Combined
   Financial Statements

       Condensed Combined Statements of Operations                           42

       Condensed Combined Balance Sheets                                     43

       Condensed Combined Statements of Cash Flows                           44

       Notes to Condensed Combined Financial Statements                      45

       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           51

       Quantitative and Qualitative Disclosure About Market Risk             62

PART II - OTHER INFORMATION                                                  63

SIGNATURE                                                                    65

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              QUANTUM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                    Three Months Ended                             Six Months Ended
                                               October 1,         September 26,             October 1,          September 26,
                                                     2000                  1999                   2000                   1999
                                               ----------            ----------             ----------             ----------
Revenue                                        $1,181,011            $1,125,124             $2,406,064             $2,208,359
Cost of revenue - on net sales                    955,958               932,719              1,900,536              1,836,035
Cost of revenue - special charge (benefit)        (15,825)               57,068                (15,825)                57,068
                                               ----------            ----------             ----------             ----------

   Gross profit                                   240,878               135,337                521,353                315,256

Operating expenses:
   Research and development                        91,811                92,453                185,890                182,886
   Sales and marketing                             61,214                55,459                127,700                108,680
   General and administrative                      35,402                30,570                 70,043                 59,714
   Purchased in-process research
      and development                                   -                37,000                      -                 37,000
   Special charge (benefit)                           (90)                2,338                    (90)                 2,338
                                               ----------            ----------             ----------             ----------
                                                  188,337               217,820                383,543                390,618

   Income (loss) from operations                   52,541               (82,483)               137,810                (75,362)

Other income (expense):
   Interest income and other, net                  10,837                 7,110                 25,214                 19,557
   Interest expense                                (6,937)               (7,218)               (13,688)               (14,426)
                                               ----------            ----------             ----------             ----------
                                                    3,900                  (108)                11,526                  5,131

Income (loss) before income taxes                  56,441               (82,591)               149,336                (70,231)
Income tax provision (benefit)                     20,827               (19,938)                53,302                (15,859)
                                               ----------            ----------             ----------             ----------

Net income (loss)                              $   35,614            $  (62,653)            $   96,034             $  (54,372)
                                               ==========            ==========             ==========             ==========

Quantum common stock (1) :
Net loss                                                             $  (25,474)                                   $  (17,193)
                                                                     ==========                                    ==========
Net loss per share:
   Basic                                                             $    (0.15)                                   $    (0.10)
   Diluted                                                           $    (0.15)                                   $    (0.10)
Weighted average common shares:
   Basic                                                                164,916                                       165,788
   Diluted                                                              164,916                                       165,788

DLT & Storage Systems group (1) :
Net income                                     $   44,285            $   12,497             $   88,235             $   12,497
                                               ==========            ==========             ==========             ==========
Net income per share:

   Basic                                       $     0.30            $     0.08             $     0.60             $     0.08
   Diluted                                     $     0.29            $     0.07             $     0.57             $     0.07

Weighted average common shares:
   Basic                                          146,230               165,377                148,274                165,377
   Diluted                                        154,797               173,080                154,714                173,080

Hard Disk Drive group (1):

Net income (loss)                              $   (8,671)           $  (49,650)            $    7,799             $  (49,650)
                                               ==========            ==========             ==========             ==========
Net income (loss) per share:
   Basic                                       $    (0.11)           $    (0.60)            $     0.10             $    (0.60)
   Diluted                                     $    (0.11)           $    (0.60)            $     0.09             $    (0.60)

Weighted average common shares:
   Basic                                           77,336                82,883                 79,390                 82,883
   Diluted                                         77,336                82,883                 85,533                 82,883

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

                              QUANTUM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                October 1,               March 31,
                                                                      2000                    2000
                                                                ----------              ----------
                                                                (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                    $  795,504              $  918,262
   Marketable securities                                            16,814                  32,080
   Accounts receivable, net of allowance for
      doubtful accounts of $22,638 and $23,110                     619,038                 609,225
   Inventories                                                     243,754                 223,825
   Deferred taxes                                                  138,676                 133,382
   Other current assets                                            114,631                  96,780
                                                                ----------              ----------

Total current assets                                             1,928,417               2,013,554

Property and equipment, net of accumulated
   depreciation of $322,158 and $299,671                           232,409                 236,685
Intangible assets, net                                             239,006                 250,203
Other assets                                                        57,696                  33,510
                                                                ----------              ----------

                                                                $2,457,528              $2,533,952
                                                                ==========              ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                             $  436,048              $  470,210
   Accrued warranty                                                 96,987                  99,560
   Accrued compensation                                             75,400                  90,452
   Income taxes payable                                             73,525                  44,284
   Accrued special charges                                          24,538                  43,363
   Current portion of long-term debt                                 1,175                   1,033
   Other accrued liabilities                                       175,058                 105,345
                                                                ----------              ----------

Total current liabilities                                          882,731                 854,247

Deferred taxes                                                      71,517                  55,336
Long-term debt                                                      37,237                  37,838
Convertible subordinated debt                                      287,500                 287,500

Stockholders' equity:
   Common stock                                                    723,697                 737,020
   Treasury stock                                                  (94,554)                      -
   Retained earnings                                               542,581                 545,050
   Accumulated other comprehensive income                            6,819                  16,961
                                                                ----------              ----------

Total stockholders' equity                                       1,178,543               1,299,031
                                                                ----------              ----------

                                                                $2,457,528              $2,533,952
                                                                ==========              ==========


    See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                            Six Months Ended
                                                                    October 1,            September 26,
                                                                          2000                     1999
                                                                     ---------                ---------
Cash flows from operating activities:
   Net income (loss)                                                 $  96,034                $ (54,372)
   Adjustments to reconcile net income (loss) to net
    cash provided by operations:
      Special charge                                                         -                   58,385
      Purchased in-process research and development                          -                   37,000
      Depreciation                                                      44,707                   48,496
      Amortization                                                      16,609                   13,872
      Deferred income taxes                                             (1,231)                     405
      Compensation related to stock plans                               10,432                    1,640
   Changes in assets and liabilities:
      Accounts receivable                                               (9,813)                  54,663
      Inventories                                                      (19,929)                    (520)
      Accounts payable                                                 (34,162)                 (31,120)
      Income taxes payable                                              29,241                   (7,407)
      Accrued warranty                                                  (2,573)                  15,668
      Other assets and liabilities                                     (48,692)                 (36,972)
                                                                     ---------                ---------
Net cash provided by operating activities                               80,623                   99,738
                                                                     ---------                ---------

Cash flows from investing activities:
   Investment in equity securities                                     (23,353)                       -
   Purchases of marketable securities                                        -                  (33,406)
   Maturities of marketable securities                                   2,032                   33,314
   Acquisition of intangible assets                                          -                   (2,500)
   Investment in property and equipment                                (34,789)                 (49,909)
                                                                     ---------                ---------
Net cash used in investing activities                                  (56,110)                 (52,501)
                                                                     ---------                ---------

Cash flows from financing activities:
   Proceeds from long-term credit facilities                                 -                   10,000
   Principal payments on long-term credit facilities                      (459)                 (18,501)
   Purchases of treasury stock                                        (240,848)                (145,652)
   Proceeds from factoring                                              70,000                        -
   Proceeds from issuance of common stock, net                          24,036                   23,558
                                                                     ---------                ---------
Net cash used in financing activities                                 (147,271)                (130,595)
                                                                     ---------                ---------

Decrease in cash and cash equivalents                                 (122,758)                 (83,358)
Cash and cash equivalents at beginning of period                       918,262                  772,368
                                                                     ---------                ---------
Cash and cash equivalents at end of period                           $ 795,504                $ 689,010
                                                                     =========                =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                       $  13,485                $  12,981
      Income taxes                                                   $   2,361                $  18,341
  Tangible and intangible assets acquired for shares
   of DSSG and HDDG common stock, net of cash acquired
   and liabilities assumed                                                   -                $ 104,698


    See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Quantum Corporation ("Quantum" or the "Company") and its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum Corporation for the fiscal year ended March 31, 2000 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3. Securitized Assets

HDDG has an asset securitization program with Capital Factors Inc., under which we sell them our eligible accounts receivable, on a with recourse basis. At October 1, 2000, $70 million of our accounts receivable were securitized under the program. Given the with recourse nature of the arrangement, the securitized accounts receivable are included within the accounts receivable balance, with the corresponding credit being included in other liabilities.

4. Inventories

Inventories consisted of the following:
   (In thousands)

                                                October 1,      March 31,
                                                      2000           2000
                                                ----------      ---------

  Materials and purchased parts                   $ 56,774       $ 49,206
  Work in process                                   37,227         42,323
  Finished goods                                   149,753        132,296
                                                  --------       --------
                                                  $243,754       $223,825
                                                  ========       ========

5. Net Income (Loss) Per Share

Net income (loss) per share was calculated on a consolidated basis until DSSG stock and HDDG stock were created as a result of the recapitalization on August 3, 1999. Subsequent to this date, net income (loss) per share was computed individually for DSSG and HDDG.

The following tables set forth the computation of basic and diluted net income
(loss) per share:

(In thousands, except per share data)

                                                                                                          Period from
                                                                                                            June 28,
                                                                                 Period from                 1999 to
                                               Three Months Ended             August 4, 1999 to             August 3,
                                                 October 1, 2000              September 26, 1999              1999
                                             -----------------------       -----------------------       -------------
                                                                                                            Quantum
                                               DSSG           HDDG           DSSG           HDDG          Corporation
                                             --------       --------       --------       --------       -------------
Numerator:
  Numerator for basic and diluted
  net income (loss) per share -
  income (loss) available to
  common stockholders                        $ 44,285       $(8,671)       $ 12,497       $(49,650)        $(25,474)
                                             ========       =======        ========       ========         ========

Denominator:
  Denominator for basic net income
  (loss) per share - weighted average
  shares                                      146,230        77,336         165,377         82,883          164,916

  Effect of dilutive securities:
  Outstanding options                           8,567             -           7,703              -                -
                                             --------       -------        --------       --------         --------

  Denominator for diluted net
  income (loss) per share -
  adjusted weighted average shares            154,797        77,336         173,080         82,883          164,916
                                             ========       =======        ========       ========         ========

Basic net income (loss) per share            $   0.30       $( 0.11)       $   0.08       $  (0.60)        $  (0.15)
                                             ========       =======        ========       ========         ========

Diluted net income (loss) per share          $   0.29       $( 0.11)       $   0.07       $  (0.60)        $  (0.15)
                                             ========       =======        ========       ========         ========

(In thousands, except per
share data)

                                                       Six Months Ended                  Period from
                                                        October 1, 2000                    April 1,
                                                                                           1999 to
                                                                                          August 3,
                                                                                            1999
                                             -----------------------------------     -----------------

                                                   DSSG                HDDG                Quantum
                                                                                         Corporation
                                             ---------------     ---------------     -----------------
Numerator:
 Numerator for basic and
 diluted net income (loss)
 per share - income (loss)
 available to common
 stockholders                                    $ 88,235             $ 7,799             $(17,193)
                                                 ========             =======             ========

Denominator:
 Denominator for basic
 net income (loss) per
 share - weighted average
 shares                                           148,274              79,390              165,788

 Effect of dilutive
 securities:
 Outstanding options                                6,440               6,143                    -
                                                 --------             -------             --------

 Denominator for diluted
 net income (loss) per
 share - adjusted
 weighted average shares                          154,714              85,533              165,788
                                                 ========             =======             ========

Basic net income (loss) per
share                                            $   0.60             $  0.10             $  (0.10)
                                                 ========             =======             ========

Diluted net income (loss)
per share                                        $   0.57             $  0.09             $  (0.10)
                                                 ========             =======             ========

The computation of diluted net income per share for DSSG for the three and six months ended October 1, 2000 and for the period August 4, 1999 through September 26, 1999, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or
21.587 shares per $1,000 note, because the effect would have been antidilutive.

The computation of diluted net income (loss) per share for HDDG for the three and six months ended October 1, 2000 and for the period August 4, 1999 through September 26, 1999, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

The computation of diluted net loss per share for Quantum for the period June 28, 1999 through August 3, 1999 and the period April 1, 1999 through August 3, 1999, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which were convertible into 6,206,152 shares of

Quantum common stock, or 21.587 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 18,723,101 and 15,234,101 shares of HDDG common stock were outstanding at October 1, 2000 and September 26, 1999, respectively. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for HDDG for the three months ended October 1, 2000, and the period August 4, 1999 through September 26, 1999, because the effect would have been antidilutive.

Options to purchase 26,411,958 shares of Quantum common stock were outstanding at August 3, 1999. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for Quantum for the period June 28, 1999 through August 3, 1999 and for the period April 1, 1999 through August 3, 1999, because the effect would have been antidilutive.

Options to purchase 13,845,438 shares of DSSG common stock were outstanding for the three and six months ended October 1, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

Options to purchase 7,360,119 shares of HDDG common stock were outstanding for the six months ended October 1, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

6.  Common Stock Repurchase

During fiscal year 2000, the Board of Directors authorized the Company to repurchase up to $700 million of the Company's common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock. An additional $100 million was authorized for repurchase of HDDG common stock. Under these authorizations, as of October 1, 2000, the Company had repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSSG common stock and 13.5 million shares of HDDG common stock for a combined total of $566 million. During the first six months of fiscal year 2001, the Company repurchased 13.5 million shares of DSSG common stock and 10 million shares of HDDG common stock for a combined total of $241 million.

7.  Credit Line

In April 2000, the Company entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the Company's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At October 1, 2000, there were no outstanding balances drawn on these lines.

8.   Litigation

On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents, which it asserts that the Company has infringed. The Company has studied many of these patents before and, of the patents it has studied, believes that defenses of patent invalidity and non-infringement can be asserted. However, the Company has not completed a full study of all the patents asserted by Papst and there can be no assurance that the Company has not infringed these or other patents owned by Papst. In October, 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with suits brought against Papst by Hewlett-Packard Company, Maxtor Corporation and Minebea Company, Ltd. for the purposes of coordinated discovery under multi-district litigation rules. Hewlett-Packard settled its dispute with Papst in April, 2000 and has withdrawn from the litigation. To date, discovery has not begun to any significant extent. Quantum does not believe that the transfer will affect the final disposition of this matter in a significant way. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

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

9.   Special Charges

Hard Disk Drive Group

During the second quarter of fiscal year 2000, HDDG recorded a special charge of $59.4 million. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with streamlining HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to streamlining the global logistics model and changes in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

The facilities costs noted above include lease payments on facilities to be vacated in and around Milpitas, California and Singapore, the write-off of related leasehold improvements, and other maintenance expenses associated with the vacated facilities. HDDG expects that the affected facilities will be vacated by the end of the third quarter of fiscal year 2001.

Subsequent to the end of the second quarter of fiscal year 2000, HDDG revised its estimate of costs required to implement the restructuring plan. HDDG estimated that severance and benefits, inventory and other costs, which included the disposition of additional capital assets, would be more than previously estimated as a result of the planned changes in customer service strategy.

HDDG also estimated that costs associated with vacating leased facilities would be less than previously estimated as a result of disposing of a major facility earlier than previously expected. Accordingly, HDDG reallocated amounts between these categories during the second half of fiscal year 2000.

In the second quarter of fiscal year 2001, HDDG reversed $15.9 million as a special charge benefit on the income statement. This reversal was primarily due to negotiated lease cancellations and reduced severance and benefits due to attrition and redeployment of certain employees. Higher than previously experienced turnover has enabled the redeployment and continued utilization of certain employees who were included in workforce reduction plans. In addition, fixed assets that were intended to be written-off are now being utilized elsewhere in the organization as a result of technology and product roadmap plans.

In connection with the charge, HDDG currently expects a workforce reduction of approximately 513 employees, down from the original expectation of 600 employees. In addition, approximately 100 open and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDDG's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. As of October 1, 2000, 481 employees have been terminated. The remaining employees will be terminated by the end of the third quarter of fiscal year 2001.

As of October 1, 2000, HDDG had incurred $9 million in cash expenditures associated with employee severance and benefits, facilities and other costs. HDDG expects to incur additional cash expenditures associated with the plan of approximately $6 million.

The following table summarizes activity related to the special charge at October 1, 2000.

(In thousands)                      Severance
                                       And        Facilities                       Other
                                     Benefits        Costs        Inventory        Costs          Total
                                     --------        -----        ---------        -----          -----
Special charge provision             $ 7,833        $26,359        $ 13,214       $12,000        $ 59,406
Cash Payments                         (5,963)        (1,559)              -        (1,883)         (9,405)
Non-cash charges                           -         (7,296)        (15,588)       (5,502)        (28,386)
Adjustments                            1,166         (7,852)          2,374         4,312               -
Special charge benefit                (2,284)        (7,787)              -        (5,798)        (15,869)
                                     -------        -------        --------       -------        --------
Balance at October 1, 2000           $   752        $ 1,865        $      -       $ 3,129        $  5,746
                                     =======        =======        ========       =======        ========

DLT & Storage Systems Group

During the fourth quarter of fiscal year 2000, DSSG recorded a special charge of $40.1 million. The charge was primarily focused on DSSG's DLTtape Division and reflected DSSG's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape Division and an acceleration of DSSG's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

The facilities costs noted above include lease payments for vacant space in a facility in Colorado Springs, Colorado, the write-off of related leasehold improvements and manufacturing equipment, as well as the write-off of certain leasehold improvements at Quantum's facility in Penang, Malaysia, as this space was converted to DSSG manufacturing. DSSG expects that the Colorado facility will be vacated by the end of fiscal year 2001.

The write-off of investments reflects DSSG's decision to end its research on certain optical based storage solutions. As a result, DSSG has written-off an equity investment and technology licenses related to optical technology.

DSSG currently expects a workforce reduction of approximately 900 employees.
The reduction in force primarily affects employees at DSSG's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of October 1, 2000, 294 employees have been terminated. DSSG anticipates that the remaining employees will be terminated by the end of the fourth quarter of fiscal year 2001.

As of October 1, 2000, DSSG had incurred cash expenditures of $4 million associated with employee severance and benefits, facilities and other costs. DSSG expects to incur additional cash expenditures associated with the plan of approximately $14 million, which will be funded out of operations.

The following table summarizes activity related to the special charge at October 1, 2000:

(In thousands)                   Severance
                                    And      Facilities                  Fixed     Other
                                  Benefits      Costs     Investments    Assets    Costs      Total
Special charge provision          $ 7,646      $13,500     $ 13,908     $ 3,163   $ 1,866   $ 40,083
Cash payments                      (2,997)         (85)          --          --    (1,138)    (4,220)
Non-cash charges                       --           --      (13,908)     (3,163)       --    (17,071)
                                  -------      -------     --------     -------   -------   --------
Balance at October 1, 2000        $ 4,649      $13,415     $     --     $    --   $   728   $ 18,792
                                  =======      =======     ========     =======   =======   ========

10.  Comprehensive Income

Accumulated other comprehensive income on the condensed consolidated balance sheets consists of unrealized gains on available for sale investments and foreign currency translation adjustments. Total comprehensive income for the three months and six months ended October 1, 2000 and September 26, 1999, is presented in the following table:

(In thousands)                           Three Months Ended               Six Months Ended
                                   ------------------------------  ------------------------------
                                    October 1,     September 26,    October 1,     September 26,
                                       2000            1999            2000            1999
                                   ------------   ---------------  ------------   ---------------
Net income (loss)                   $ 35,614          $(62,653)      $ 96,034        $(54,372)
Other comprehensive income -
   Change in unrealized gain on
      investments                     (8,135)                -         (7,940)              -

   Foreign currency translation
    adjustments                       (1,972)            1,693         (2,202)            773
                                    --------          --------       --------        --------
Comprehensive income                $ 25,507          $(60,960)      $ 85,892        $(53,599)
                                    ========          ========       ========        ========


11.  Business Segment Information

Quantum Corporation's reportable segments are its two business groups, the Hard Disk Drive group and the DLT & Storage Systems group, as further described in their separate financial statements. HDDG consists of desktop and high-end hard disk drives. DSSG consists of DLTtape(TM) drives and media, autoloaders and libraries, network attached storage solutions and solid state storage systems. The Company markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

The Company evaluates segment performance based on net profit or loss not including non-recurring gains or losses. Segment assets include those items that can be specifically identified with or reasonably allocated to a particular segment. Results for the Company's reportable segments for the three months and six months ended October 1, 2000 and September 26, 1999 are presented in the following table:

(In millions)
                                                       Three Months Ended
                                         -----------------------------------------------
                                           October 1, 2000          September 26, 1999
                                         -------------------      ----------------------
                                       HDDG     DSSG   Total      HDDG    DSSG     Total
                                       ----     ----   -----      ----    ----     -----
Revenue from external customers        $819     $362  $1,181      $768    $357    $1,125
Intersegment revenues                     4        -       4         -       -         -
Segment profit (loss)                    (8)      44      36       (84)     21       (63)

(In millions)
                                                        Six Months Ended
                                         -----------------------------------------------
                                           October 1, 2000          September 26, 1999
                                         -------------------      ----------------------
                                        HDDG    DSSG   Total      HDDG    DSSG     Total
                                        ----    ----   -----      ----    ----     -----
Revenue from external customers        $1,678   $728  $2,406     $1,521   $688    $2,208
Intersegment revenues                       9      -       9          -      -         -
Segment profit (loss)                       8     88      96       (127)    73       (54)

12.  Subsequent Events

On October 3, 2000, the Company entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDDG in an all-stock transaction. The merger agreement envisages that HDDG's stockholders will receive 1.52 shares of Maxtor common stock for every share of HDDG common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected to be completed in early calendar 2001. The transaction is expected to be tax-free to Quantum stockholders. This transaction is subject to stockholders and regulatory approval.

If the combination is completed,
a. Quantum's DLT & Storage Systems Group will operate as a legally separate, stand-alone company that will be known as Quantum Corporation;
b. DSSG stockholders will receive on a one-for-one basis, shares of the then-independent company comprising all of the operations and assets of the Quantum DLT & Storage Systems Group; and
c. DSSG intends to issue restricted stock to Quantum employees that become employees of the combined HDDG/Maxtor company, in exchange for the loss of unvested DSSG stock options held by such employees. As a result, Quantum is expected to incur substantial compensation charges if the combination is completed.

These expectations are forward-looking statements and actual results may differ.

On October 24, 2000 the Company announced plans to make its server appliances subsidiary an independent, publicly-traded company called Snap Appliances, Inc. On October 30, 2000 Snap Appliances filed a registration statement with the Securities and Exchange Commission for the initial public offering ("IPO") of its common stock. Immediately following the IPO, Quantum will own at least 80% of Snap Appliances' outstanding common stock. Quantum intends to distribute these shares to Quantum DSSG stockholders subject to receiving a favorable IRS ruling and Board of Directors approval. After the IPO the remaining DSSG business will be comprised of two business groups, Enterprise Solutions and DLTtape.

On November 8, 2000, Quantum DSSG announced plans to expand its product design and new product introduction resources for the Company's DLTtape Group in Colorado. Under the plan, the Company will move more than 100 engineering, marketing and administrative positions relating to the DLTtape business to Colorado from its Shrewsbury, MA facility. In addition, the Company will create an Advanced Technology Development Lab in Shrewsbury that will focus on advancing future tape drive innovations. There will be costs associated with this plan. DSSG is currently not able to quantify these costs.

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

On October 3, 2000, the Company entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDDG in an all-stock transaction. The merger agreement envisages that HDDG's stockholders will receive 1.52 shares of Maxtor common stock for every share of HDDG common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected to be completed in early calendar 2001. The transaction is expected to be tax-free to Quantum stockholders. This transaction is subject to stockholders and regulatory approval. These expectations are forward-looking statements and actual results may differ.

On October 24, 2000 the Company announced plans to make its server appliances subsidiary an independent, publicly-traded company called Snap Appliances, Inc. On October 30, 2000 Snap Appliances filed a registration statement with the Securities and Exchange Commission for the initial public offering ("IPO") of its common stock. Immediately following the IPO, Quantum will own at least 80% of Snap Appliances' outstanding common stock. Quantum intends to distribute these shares to Quantum DSSG stockholders subject to receiving a favorable IRS ruling and Board of Directors approval. After the IPO the remaining DSSG business will be comprised of two business groups, Enterprise Solutions and DLTtape.

On November 8, 2000, the Company's DSSG announced plans to expand its product design and new product introduction resources for the Company's DLTtape Group in Colorado. Under the plan, the Company will move more than 100 engineering, marketing and administrative positions relating to the DLTtape business to Colorado from its Shrewsbury, MA facility. In addition, the Company will create an Advanced Technology Development Lab in Shrewsbury that will focus on advancing future tape drive innovations. There will be costs associated with this plan. DSSG is currently not able to quantify these costs.



Results of Operations

Revenue. Revenue in the three and six months ended October 1, 2000 was $1.181 billion and $2.406 billion, respectively, compared to $1.125 billion and $2.208 billion, respectively, for the corresponding periods in fiscal year 2000.

Revenue in the three and six months ended October 1, 2000 reflected increased revenue from sales of DLTtape libraries and Snap servers, increased DLTtape media royalties, and increased revenue from sales of high-end hard disk drives. The increase in revenue in the six month period also reflected increased revenue from sales of desktop hard disk drives.

The increased revenue from Snap server network attached storage appliances reflected the acquisition of Meridian Data, Inc. ("Meridian") in September 1999. Th increased sales of DLTtape libraries reflect an increase in unit sales of DLTtape libraries. The increase in DLTtape media royalties reflected an increase in total market media unit sales and a shift to licensee sales from direct sales. The increase in total market media unit sales reflected an increase in the installed base of DLTtape drives. DSSG earns a royalty fee from sales of DLTtape media cartridges by licensed media manufacturers.

The increase in revenue from high-end hard disk drives reflected increased shipments as a result of strong demand, particularly from computer equipment manufacturers, as HDDG transitioned to new high performance products, as well as a mix shift toward higher capacity products which carry higher average unit prices. The increase in revenue from desktop hard disk drives in the six month period reflected an increase in shipments, partially offset by lower average unit prices. Shipments of desktop hard disk drives reached a record high in the second quarter of fiscal year 2001. However, revenue in the three month period declined reflecting lower average unit prices as a result of competitive pricing pressures.

Sales to our top five customers in the three and six months ended October 1, 2000 represented 49% and 48% of revenue, respectively, compared to 48% and 47%, respectively, for the corresponding periods in fiscal year 2000. These amounts reflected a retroactive combination of the sales to Ingram Micro and Electronic Resources Limited as a result of their merger in July 1999. Sales to Compaq Computer Corporation were 15% and 12% of revenue in the three and six months ended October 1, 2000, respectively, compared to 12% of revenue in the corresponding periods in fiscal year 2000. Sales to Dell Computer Corporation were 12% and 10% of revenue in the three and six months ended October 1, 2000, compared to less than 10% of revenue for the corresponding periods in fiscal year 2000. Sales to Hewlett-Packard Company were 11% and less than 10% of revenue in the three and six months ended October 1, 2000, respectively, compared to 12% and 13% of revenue in the corresponding periods of fiscal year 2000.

Sales to computer equipment manufacturers and distribution channel customers were 64% and 28% of revenue, respectively, in the three months ended October 1, 2000, compared to 59% and 35% of revenue, respectively, in the three months ended September 26, 1999. For the six months ended October 1, 2000, computer equipment manufacturer and distribution channel sales were 64% and 29% of revenue, respectively, compared to 59% and 35% of revenue, respectively, for the corresponding periods in fiscal year 2000. The remaining revenue in the three and six months ended September 26, 1999 represented media royalty revenue and sales to value added resellers and in the three and six months ended October 1, 2000 represented media royalty revenue, sales to value added resellers and direct sales.

Gross Margin Rate. The gross margin rate in the three months ended October 1, 2000 increased to 20.4% from 12.0% in the three months ended September 26, 1999. The gross margin for the first six months of fiscal year 2001 was 21.7%, compared to 14.3% in the corresponding period in fiscal year 2000.

The gross margin rate in the three and six month periods of fiscal year 2001 reflected the impact of a $15.8 million special charge benefit. The benefit was primarily due to negotiated lease cancellations and reduced severance and benefits due to attrition and redeployment of certain employees. The gross margin rate excluding the impact of the benefit was 19.1% and 21.0% in the three and six month periods ended October 1, 2000, respectively.

The gross margin rate in the three and six month periods for fiscal year 2000 reflected the impact of a $57.1 million special charge related to HDDG's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of rapidly growing low-cost PC market. The gross margin rate excluding the impact of the charge was 17.1% and 16.9% in the three and six month periods ended September 26, 1999.

Excluding the impact of the special benefit and charge, the increase in the gross margin rate reflected increased revenue from DLTtape libraries and Snap Servers and DLTtape media royalties, which have significantly higher margins than Quantum's hard disk drive products. The increase also reflected higher margins earned on desktop and high-end hard disk drives. Gross margins earned on sales of DLTtape drives and DLTtape media cartridges declined, reflecting lower average unit prices.

Research and Development Expenses. Research and development expenses in the three and six months ended October 1, 2000, were $92 million, or 7.8% of revenue, and $186 million, or 7.7% of revenue, respectively, compared to $92 million, or 8.2% of revenue, and $183 million, or 8.3% of revenue, respectively, for the corresponding periods of fiscal year 2000. The increase in research and development expenses reflecting the inclusion of Snap Appliances' expenses, which were not included in the periods prior year periods as the acquisition occurred on September 10, 1999, were offset by the expense reductions in the hard disk drive business associated with the special charge taken in the second quarter of fiscal year 2000.

Sales and Marketing Expenses. Sales and marketing expenses in the three and six months ended October 1, 2000, were $61 million, or 5.2% of revenue, and $128 million, or 5.3% of revenue, respectively, compared to $55 million, or 4.9% of revenue, and $109 million, or 4.9% of revenue, respectively, for the corresponding periods of fiscal year 2000. The increase in sales and marketing expenses reflected the inclusion of Snap Appliances expenses and an increase in costs associated with the DLTtape libraries. Spending in Snap Appliances increased as DSSG continued to build both category awareness for network attached storage (NAS) appliances and brand awareness for the Snap! Server(TM) line. The increase in DSSG spending was partially offset by decreased HDDG sales and marketing expenses.

General and Administrative Expenses. General and administrative expenses in the three and six months ended October 1, 2000, were $35 million, or 3.0% of revenue, and $70 million, or 2.9% of revenue, respectively, compared to $31 million, or 2.7% of revenue, and $60 million, or 2.7% of revenue, respectively, for the corresponding periods of fiscal year 2000. The increase in general and administrative expenses reflected the inclusion of Snap Appliances expenses, which were not comparatively included in the prior year periods as the acquisition occurred on September 10, 1999, increased expenses associated with DLTtape libraries and an increase in human resource spending within HDDG in support of change management, process reengineering and retention.

Purchased In-process Research and Development Expense. DSSG expensed purchased in-process research and development of $37 million, as a result of the Meridian acquisition in the second quarter ended September 26, 1999.

Special Charge - HDDG. During the second quarter of fiscal year 2000, HDDG recorded a special charge of $59.4 million. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and our operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with streamlining HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to streamlining the global logistics model and changes in customer service strategy, $7.8 million in severance and benefits for terminated employees and approximately $12 million in other costs associated with the plan.

HDDG is proceeding according to plan and expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001. The majority of the savings are expected in cost of revenue as a result of a more efficient distribution system and reduced customer service costs, with the remaining savings in research and development, as a result of the consolidation of product development programs. As compared to fiscal year 2000, HDDG expects operating expenses to be relatively flat in fiscal year 2001, with increased investments in disk drive and other storage products, primarily reflected in research and development, offsetting the operating cost savings resulting from the special charge. These expectations are forward-looking statements and actual results may differ.

In the second quarter of fiscal year 2001, HDDG reversed $15.9 million as a special charge benefit on the income statement. This reversal was primarily due to negotiated lease cancellations and reduced severance and benefits due to attrition and redeployment of certain employees. In addition, fixed assets that were intended to be written-off are now being utilized elsewhere in the organization as a result of technology and product roadmap plan.

Special Charge - DSSG. During the fourth quarter of fiscal year 2000, DSSG recorded a special charge of $40.1 million. The charge was primarily focused on DSSG's DLTtape Division and reflected DSSG's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape Division and an acceleration of DSSG's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

DSSG is proceeding according to plan and expects to realize annual cost savings from the plan of approximately $40 million beginning upon full implementation of the plan at the end of fiscal year 2001. Approximately $30 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs with the remaining amount in operating expenses, primarily research and development, as a result of ending research on certain optical-based storage solutions. As compared to fiscal year 2000, DSSG expects operating expenses to increase because of increased investments in storage systems products and marketing in fiscal year 2001 and as a result of including the Snap Appliances' operations for a full year following the acquisition of Meridian in September 1999. These expectations are forward-looking statements and actual results may differ.

Interest and Other Income/Expense. Net interest and other income for the three and six months ended October 1, 2000 were $3.9 million and $11.5 million, respectively, compared to $0.1 million expense and $5 million income, respectively, for the corresponding periods of fiscal year 2000. The increase reflected increased interest income as a result of a higher average cash balance and an increase in gain on currency translation.

Income Taxes. The Company's effective tax rate for the three months and six months ended October 1, 2000 was 37% and 36%, respectively, as compared to an effective benefit rate of 44% and 48% on losses before purchased in-process research and development and special charges for the corresponding periods in the prior year. The difference in tax rates is primarily attributable to pre-tax profits this year compared to pre-tax losses in the prior year.

Liquidity and Capital Resources. Cash, cash equivalents and marketable securities were $812 million at October 1, 2000 compared to $950 million at March 31, 2000. The Company used cash in the six months ended October 1, 2000 to purchase $241 million of treasury stock, as discussed below. Other uses of cash included $34 million for investments in property and equipment. The Company generated approximately $81 million of cash from operations, primarily related to net income and non-cash expenses, partially offset by changes in other assets and liabilities and a decrease in accounts payable and an increase in inventories. Other sources of cash were $94 million in proceeds from accounts receivable factoring and the issuance of common stock.

HDDG has an asset securitization program with Capital Factors Inc, under which we sell our eligible accounts receivable on a with recourse basis. At October 1, 2000, $70 million of our accounts receivable were securitized under the program. Given the with recourse nature of the arrangement, the securitized accounts receivable are included within the accounts receivable balance, with the corresponding credit being included in other liabilities.

During fiscal year 2000, the Board of Directors authorized the Company to repurchase up to $700 million of the Company's common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock. An additional $100 million was authorized for repurchase of HDDG common stock. Under these authorizations, as of October 1, 2000, the Company had repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSSG common stock and 13.5 million shares of HDDG common stock for a combined total of $566 million. During the first six months of fiscal year 2001, the Company repurchased 13.5 million shares of DSSG common stock and 10 million shares of HDDG common stock for a combined total of $241 million.

In April 2000, the Company entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the Company's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At October 1, 2000, there were no outstanding balances drawn on these lines.

The Company expects to spend approximately $98 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the disk drive, tape drive and storage solutions businesses, research and development, and general corporate operations.

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

The Company is exposed to equity price risk on its investment in TiVo, Inc. common stock. The Company does not attempt to reduce or eliminate its market exposure on this security. The Company entered into a strategic alliance with TiVo in fiscal year 1999 to supply hard disk drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. At October 1, 2000, the fair market value of the Company's investment was approximately $17 million. As TiVo is a relatively new company and has introduced a new product in the consumer electronics market, the Company does not believe it is possible to reasonably estimate any future price movement of TiVo common stock.

In addition, Quantum's operating results are expected to be affected by charges to be incurred in connection with the merger of HDDG and Maxtor and the November 8, 2000 DLTtape business plan. See "Trends and Uncertainties Relating to the DLT & Storage System Group and Hard Disk Drive Group."

Item 1.   Financial Statements

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                   Three Months Ended                Six Months Ended
                                               October 1,      September 26,     October 1,       September 26,
                                                    2000              1999            2000               1999
                                                --------          --------        --------           --------
Product revenue                                 $311,887          $312,074        $625,110           $603,381
Royalty revenue                                   49,864            45,024         102,825             84,461
                                                --------          --------        --------           --------

Total revenue                                    361,751           357,098         727,935            687,842
Cost of revenue                                  203,913           186,892         410,262            365,986
                                                --------          --------        --------           --------

   Gross profit                                  157,838           170,206         317,673            321,856

Operating expenses:
   Research and development                       31,901            30,480          67,730             58,205
   Sales and marketing                            37,043            26,599          75,813             51,989
   General and administrative                     19,046            15,238          37,411             29,637
   Purchased in-process research
      and development                                  -            37,000               -             37,000
                                                --------          --------        --------           --------
                                                  87,990           109,317         180,954            176,831

   Income from operations                         69,848            60,889         136,719            145,025

Other income (expense):
   Interest income and other, net                  3,839             3,687          10,161             10,170
   Interest expense                               (4,494)           (4,812)         (9,013)            (9,656)
                                                --------          --------        --------           --------
                                                    (655)           (1,125)          1,148                514

Income before income taxes                        69,193            59,764         137,867            145,539
Income tax provision                              24,908            38,704          49,632             73,014
                                                --------          --------        --------           --------

Net income                                      $ 44,285          $ 21,060        $ 88,235           $ 72,525
                                                ========          ========        ========           ========

Net income per share (1):
   Basic                                           $0.30             $0.13           $0.60              $0.44
   Diluted                                         $0.29             $0.12           $0.57              $0.42

Weighted average common shares (1):
   Basic                                         146,230           165,377         148,274            166,019
   Diluted                                       154,797           173,080         154,714            173,029

Net income for the period from
     August 4, 1999 to September
      26, 1999                                                    $ 12,497                           $ 12,497
                                                                  ========                           ========

Net income per share:
   Basic                                                             $0.08                              $0.08
   Diluted                                                           $0.07                              $0.07

Weighted average common shares:
   Basic                                                           165,377                            165,377
   Diluted                                                         173,080                            173,080

  (1) Basic and diluted net income per share and weighted average common shares for the three and six months ended September 26, 1999 are pro forma and assume the recapitalization occurred at the beginning of fiscal year 2000.

      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                       CONDENSED COMBINED BALANCE SHEETS
                                (In thousands)

                                                                                October 1,              March 31,
                                                                                      2000                   2000
                                                                                ----------             ----------
                                                                               (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                                   $  320,437              $  336,720
   Marketable securities                                                                -                   2,032
   Accounts receivable, net of allowance for
      doubtful accounts of $3,906 and $3,492                                      238,606                 214,107
   Inventories                                                                    103,485                 101,478
   Deferred taxes                                                                  54,668                  54,669
   Other current assets                                                            57,162                  38,424
                                                                               ----------              ----------

Total current assets                                                              774,358                 747,430

Property and equipment, net of accumulated
   depreciation of $100,696 and $80,997                                            84,763                  78,137
Intangible assets, net                                                            238,732                 248,288
Other assets                                                                       21,596                  12,149
                                                                               ----------              ----------

                                                                               $1,119,449              $1,086,004
                                                                               ==========              ==========

Liabilities and Group Equity
----------------------------
Current liabilities:
   Accounts payable                                                            $  128,262              $   94,596
   Accrued warranty                                                                55,862                  52,593
   Accrued compensation                                                            35,920                  36,379
   Income taxes payable                                                            48,303                       -
   Accrued special charge                                                          18,792                  20,954
   Current portion of long-term debt                                                  783                     689
   Due to the Hard Disk Drive group                                                     -                  30,100
   Other accrued liabilities                                                       27,682                  27,749
                                                                               ----------              ----------

Total current liabilities                                                         315,604                 263,060

Deferred taxes                                                                     30,992                  13,578
Long-term debt                                                                     24,825                  25,225
Convertible subordinated debt                                                     191,667                 191,667
Group equity                                                                      556,361                 592,474
                                                                               ----------              ----------

                                                                               $1,119,449              $1,086,004
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

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                       Six Months Ended
                                                                               October 1,              September 26,
                                                                                     2000                   1999
                                                                               ----------             ----------
Cash flows from operating activities:
   Net income                                                                   $  88,235              $  72,525
   Adjustments to reconcile net income to net cash provided by operations:
      Purchased in-process research and development                                     -                 37,000
      Depreciation                                                                 19,244                 15,377
      Amortization                                                                 14,513                 11,916
      Deferred income taxes                                                             2                   (107)
      Compensation related to stock plans                                           7,165                  1,096
   Changes in assets and liabilities:
      Accounts receivable                                                         (24,499)                29,623
      Inventories                                                                  (2,007)                 3,062
      Accounts payable                                                             33,666                 17,904
      Income taxes payable                                                         48,303                      -
      Accrued warranty                                                              3,269                 10,105
      Other assets and liabilities                                                (41,750)               (21,371)
                                                                                ---------              ---------
Net cash provided by operating activities                                         146,141                177,130
                                                                                ---------              ---------

Cash flows from investing activities:
   Investment in equity securities                                                 (9,343)                     -
   Maturities of marketable securities                                              2,032                      -
   Purchases of marketable securities                                                   -                    (39)
   Acquisition of intangible assets                                                     -                 (2,500)
   Investment in property and equipment                                           (23,527)               (19,784)
                                                                                ---------              ---------
Net cash used in investing activities                                             (30,838)               (22,323)
                                                                                ---------              ---------

Cash flows from financing activities:
   Proceeds from long-term credit facilities                                            -                  6,667
   Principal payments on long-term credit facilities                                 (306)               (12,334)
   Inter-group payment for common stock issued                                          -                 (2,835)
   Purchases of treasury stock                                                   (146,251)              (144,094)
   Proceeds from issuance of common stock, net                                     14,971                 17,764
                                                                                ---------              ---------
Net cash used in financing activities                                            (131,586)              (134,832)
                                                                                ---------              ---------

Increase (decrease) in cash and cash equivalents                                  (16,283)                19,975
Cash and cash equivalents at beginning of period                                  336,720                272,643
                                                                                ---------              ---------
Cash and cash equivalents at end of period                                      $ 320,437              $ 292,618
                                                                                =========              =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                  $   8,946              $   8,620
      Income taxes                                                              $   8,222              $   3,866
   Tangible and intangible assets acquired for shares of DSSG and HDDG common stock, net of cash acquired and liabilities
   assumed                                                                      $       -              $ 101,863

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

2.   Inventories

Inventories consisted of the following:
     (In thousands)

                                                           October 1,            March 31,
                                                                2000                 2000
                                                          ----------             --------
   Materials and purchased parts                            $ 52,766             $ 41,819
   Work in process                                            33,005               37,024
   Finished goods                                             17,714               22,635
                                                            --------             --------
                                                            $103,485             $101,478
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

The following table sets forth the computation of basic and diluted net income per share for DSSG:

       (In thousands, except per share data)     Three Months          Period from           Six Months
                                                    Ended            August 4, 1999            Ended
                                                  October 1,        to September 26,         October 1,
                                                    2000                  1999                 2000
                                                 ------------       ----------------        ------------
       Numerator:
        Numerator for diluted net income per
        share - income available to common
        stockholders                                $ 44,285             $ 12,497             $ 88,235
                                                 ============       ================        ============

       Denominator:
        Denominator for basic net income per
        share - weighted average shares              146,230              165,377              148,274

        Effect of dilutive securities:
        Outstanding options                            8,567                7,703                6,440
                                                 ------------       ----------------        ------------
        Denominator for diluted net income per
        share - adjusted weighted average shares     154,797              173,080              154,714
                                                 ============       ================        ============

       Basic net income per share                   $   0.30             $   0.08             $   0.60
                                                 ============       ================        ============

       Diluted net income per share                 $   0.29             $   0.07             $   0.57
                                                 ============       ================        ============

The computation of diluted net income per share for DSSG for the three and six months ended October 1, 2000 and for the period August 4, 1999 through September 26, 1999, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSSG common stock, or
21.587 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 13,845,438 shares of DSSG common stock were outstanding for the three and six months ended October 1, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.


4.   Common Stock Repurchase

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of Quantum's common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock. An additional $100 million was authorized for repurchase of HDDG common stock. Under these authorizations, as of October 1, 2000, Quantum had repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSSG common stock and 13.5 million shares of HDDG common stock for a combined total of $566 million. During the first six months of fiscal year 2001, Quantum repurchased 13.5 million shares of DSSG common stock and 10 million shares of HDDG common stock for a combined total of $241 million.


5.   Credit Line

In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At October 1, 2000, there were no outstanding balances drawn on these lines.


6.   Special Charge

During the fourth quarter of fiscal year 2000, DSSG recorded a special charge of $40.1 million. The charge was primarily focused on DSSG's DLTtape Division and reflected DSSG's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape Division and an acceleration of DSSG's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia, and $1.9 million in other costs associated with the plan.

The facilities costs noted above include lease payments for vacant space in a facility in Colorado Springs, Colorado, the write-off of related leasehold improvements and manufacturing equipment, as well as the write-off of certain leasehold improvements at Quantum's facility in Penang,

Malaysia, as this space was converted to DSSG manufacturing. DSSG expects that the Colorado facility will be vacated by the end of fiscal year 2001.

The write-off of investments reflects DSSG's decision to end its research on certain optical based storage solutions. As a result, DSSG has written-off an equity investment and technology licenses related to optical technology.

DSSG currently expects a workforce reduction of approximately 900 employees.
The reduction in force primarily affects employees at DSSG's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of October 1, 2000, 294 employees have been terminated. DSSG anticipates that the remaining employees will be terminated by the end of the fourth quarter of fiscal year 2001.

As of October 1, 2000, DSSG had incurred cash expenditures of $4 million associated with employee severance and benefits, facilities and other costs. DSSG expects to incur additional cash expenditures associated with the plan of approximately $14 million, which will be funded out of operations.

The following table summarizes activity related to the special charge at October 1, 2000:

(In thousands)                    Severance
                                    And        Facilities                  Fixed       Other
                                  Benefits       Costs      Investments    Assets      Costs        Total
Special charge provision           $ 7,646      $13,500      $ 13,908      $ 3,163    $ 1,866     $ 40,083
Cash payments                       (2,997)         (85)           --           --     (1,138)      (4,220)
Non-cash charges                        --           --       (13,908)      (3,163)        --      (17,071)
                                   -------      -------      --------      -------    -------     --------
Balance at October 1, 2000         $ 4,649      $13,415      $     --      $    --    $   728     $ 18,792
                                   =======      =======      ========      =======    =======     ========


7.   Comprehensive Income

Accumulated other comprehensive income included in group equity on the condensed combined balance sheets of the DLT & Storage System group consists of foreign currency translation adjustments. Total comprehensive income for the three months and six months ended October 1, 2000 and September 26, 1999 is presented in the following table:

(In thousands)                          Three Months Ended                Six Months Ended
                                   ---------------------------       --------------------------
                                    October 1,     September 26,     October 1,     September 26,
                                       2000            1999             2000            1999
                                   ------------      ---------      ------------      ---------
Net income                          $ 44,285         $ 21,034        $ 88,235          $ 72,499
Other comprehensive income -
   Foreign currency translation
     adjustments                        (233)               -            (233)                -
                                    --------         --------        --------          --------
Comprehensive income                $ 44,052         $ 21,034        $ 88,002          $ 72,499
                                    ========         ========        ========          ========

8.   Subsequent Events

On October 3, 2000, Quantum entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDDG in an all-stock transaction. The merger agreement envisages that HDDG's stockholders will receive 1.52 shares of Maxtor common stock for every share of HDDG common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected to be completed in early 2001. The transaction is expected to be tax-free to Quantum stockholders, this transaction is subject to stockholders and regulatory approval. If the combination is completed,

  a. Quantum's DLT & Storage Systems Group will operate as a legally separate, stand-alone company that will be known as Quantum Corporation;
  b. DSSG stockholders will receive on a one-for-one basis, shares of the then-independent company comprising all of the operations and assets of the Quantum DLT & Storage Systems Group; and
  c. DSSG intends to issue restricted stock to Quantum employees that become employees of the combined HDDG/Maxtor company, in exchange for the loss of unvested DSSG stock options held by such employees. As a result, Quantum is expected to incur substantial compensation charges if the combination is completed.

  These expectations are forward-looking statements and actual results may differ.

On October 24, 2000 Quantum announced plans to make its server appliances subsidiary an independent, publicly-traded company called Snap Appliances, Inc. On October 30, 2000 Snap Appliances filed a registration statement with the Securities and Exchange Commission for the initial public offering ("IPO") of its common stock. Immediately following the IPO, Quantum will own at least 80% of Snap Appliances' outstanding common stock. Quantum intends to distribute these shares to DSSG stockholders subject to receiving a favorable IRS ruling and Board of Directors approval. After the IPO the remaining DSSG business will be comprised of two business groups, Enterprise Solutions and DLTtape.

On November 8, 2000, Quantum announced plans to expand its product design and new product introduction resources for it's DLTtape group in Colorado. Under the plan, Quantum will move more than 100 engineering, marketing and administrative positions relating to the DLTtape business to Colorado from its Shrewsbury, MA facility. In addition, Quantum will create an Advanced Technology Development Lab in Shrewsbury that will focus on advancing future tape drive innovations. There will be substantial costs associated with this plan. DSSG is currently not able to quantify these costs.

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


Business Overview

The DLT & Storage Systems group ("DSSG") designs, develops, manufactures, licenses and markets DLTtape(TM) drives, DLTtape media cartridges and storage solutions. DSSG's storage solutions consist of DLTtape libraries, network attached storage solutions, solid state storage systems and service.

Digital Linear Tape, or DLTtape, is DSSG's half-inch tape technology that is the industry standard for mid-range UNIX and NT system backup and archive applications. DSSG recently introduced a new family of tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs. Super DLTtape technology is an extension of the DLTtape technology product set. Super DLTtape continues to build on generations of DLTtape success while ensuring compatibility with previous DLTtape formats.

DSSG's tape libraries are part of our Enterprise Solutions business and serve the entire tape library data storage market from desktop computers to enterprise class computers. DSSG offers a broad line of automated tape libraries which are used to manage, store and transfer data in enterprise networked computing environments.

DSSG is a leading provider of network attached storage, or NAS, solutions for workgroups. DSSG's NAS appliances offer a combination of interoperability, reliability, ease of use and cost-effectiveness that we believe is better suited to the storage needs of workgroups than other storage alternatives. Our Snap Server appliances utilize our optimized hardware and proprietary operating system, the Snap OS, to enable our customers to add additional storage capacity to a network quickly, inexpensively and conveniently. The target end-users for Snap Server appliances are workgroups within small to large organizations and application service providers and Internet service providers.

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

On October 24, 2000 Quantum announced plans to make its server appliances subsidiary an independent, publicly-traded company called Snap Appliances, Inc. On October 30, 2000 Snap Appliances filed a registration statement with the Securities and Exchange Commission for the initial public offering ("IPO") of its common stock. Immediately following the IPO, Quantum will own at least 80% of Snap Appliances' outstanding common stock. Quantum intends to distribute these shares to DSSG stockholders subject to receiving a favorable IRS ruling and Board of Directors approval. After the IPO the remaining DSSG business will be comprised of two business groups, Enterprise Solutions and DLTtape.

On November 8, 2000, Quantum announced plans to expand its product design and new product introduction resources for its DLTtape Group in Colorado. Under the plan, Quantum will move more than 100 engineering, marketing and administrative positions relating to the DLTtape business to Colorado from its Shrewsbury, MA facility. In addition, Quantum will create an Advanced Technology Development Lab in Shrewsbury that will focus on advancing future tape drive innovations. There will be costs associated with this plan. DSSG is currently not able to quantify these costs.

Products

  The DLT & Storage Systems group's products include:

  DLT:
  ----
  . Super DLTtape (TM) drives. DSSG recently introduced a new family of tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs. The mid-range market including workgroup and department servers, large corporate departments and mid-size automated libraries will see a drive with a native capacity of 110GB (220GB compressed) and a sustained transfer rate of 11MB per second (22MB compressed). In response to high performance enterprise needs, DSSG also offers a Super DLTtape drive with a sustained transfer rate of greater than 16MB per second (32MB compressed). Super DLTtape drives are expected to begin volume shipment in the second half of calendar year 2000.

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

  . DLTtape media cartridges. The DLTtape family of half-inch tape media cartridges is designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed). DSSG's half-inch tape cartridges take advantage of shorter wavelength recording schemes to ensure read compatibility with future generations of DLTtape drives. The tape itself features a special high-grade metal particle formula that reduces tape and head wear. The result is tape that delivers a proven one million passes with a negligible impact on soft error rates and a 30-year archival life. DSSG has qualified the one supplier of Super DLTtape media and is currently qualifying others; the tape will include enhanced features to support Super DLTtape products.


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

  . Network attached storage solutions. DSSG's Snap! Server(TM) family of network attached storage appliances, include the Snap Server 1000, Snap Server 2000, and Snap Server 4100, including storage capacities ranging from 15GB to 240GB. Snap Servers connect directly to a network and can be easily and seamlessly integrated with other network devices. To install a Snap Server, a user simply connects the appliance to a network and a power source and then turns on the appliance. The entire installation process should take less than five minutes and does not require an information technology professional. The Snap OS includes a file system that can simultaneously function in a variety of operating environments, including Apple MacOS, Linux, Microsoft Windows, Novell Netware and UNIX. The Snap hardware includes motherboards with standard components, hard disk drives, memory and processors. The Snap Server 1000 features 15GB or 30 GB of storage capacity, one disk drive, and a 3.5 pound desktop or portable form factor. The Snap Server 2000 features 60 GB of storage capacity, two disk drives, desktop form factor, and RAID 0, 1. The Snap Server 4100 features 120 GB or 240 GB of storage capacity, four disk drives, 1U rack form factor, and RAID 0, 1, 5.

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

     The Rushmore eSystem Accelerator is a comprehensive set of hardware, tools, services and consulting bundled into one package. With capacities ranging from 536MB to 3.2GB, the Rushmore eSystem Accelerator delivers data access times of less than 25 microseconds, more than 18,000 accesses to information per second for time-critical applications.



Results of Operations

Revenue. Revenue for DSSG in the three and six months ended October 1, 2000 was $362 million and $728 million, respectively, compared to $357 million and $688 million, respectively, for the corresponding periods in fiscal year 2000. The increase in revenue reflected increased sales of DLTtape libraries and Snap Servers, and increased DLTtape media royalties. Sales of tape libraries reached a record high in the second quarter of fiscal year 2001. Sales of Snap Server network attached storage appliances also reached a record high without comparable sales in the prior year period as DSSG's sales of Snap Servers followed the acquisition of Meridian in September 1999. The increase in units of DLTtape media cartridges sold reflects sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives that remain in use. The increase in DLTtape media royalties reflected an increase in the sales of DLTtape media cartridges by licensed media manufacturers for which DSSG earns a royalty fee. Revenue from sales of DLTtape drives declined. The decrease in DLTtape drive revenue reflected an increase in shipments, offset by a decline in average unit prices due to competitive pricing.

The table below summarizes the components of DSSG's revenue in the three months and six months ended October 1, 2000 and September 26, 1999, respectively:

(in millions)                          Three Months Ended                Six Months Ended
                                   ---------------------------       --------------------------
                                    October 1,     September 26,     October 1,     September 26,
                                       2000            1999             2000            1999
                                   ------------      ---------      ------------      ---------
DLT drives                             $199            $219             $411            $438
DLT media                                34              36               62              64
DLT royalty                              50              45              103              84
Storage systems                         109              82              209             149
Intra-group
elimination*                            (30)            (25)             (57)            (47)
                                       ----            ----             ----            ----

   Revenue                             $362            $357             $728            $688
                                       ====            ====             ====            ====

*Represents intra-group sales of DLTtape drives for incorporation into DSSG's tape libraries.

Sales to the top five customers in the three and six months ended October 1, 2000 represented 46% and 47% of revenue, respectively, compared to 47% and 48% of revenue, respectively, for the corresponding periods in fiscal year 2000. Sales to Compaq were 17% and 18% of revenue, in the three and six months ended October 1, 2000, respectively, compared to 18% and 20% of revenue, respectively, in the corresponding periods in fiscal year 2000. Sales to Hewlett-Packard were 13%
and 12% of revenue in the three and six months ended October 1, 2000, respectively, compared to 16% and 15% of revenue, respectively, in the corresponding periods in fiscal year 2000.

Sales to computer equipment manufacturers and distribution channel customers were 59% and 17% of revenue, respectively, in the three months ended October 1, 2000, compared to 62% and 18% of revenue, respectively, in the three months ended September 26, 1999. For the six months ended October 1, 2000, computer manufacturer and distribution channel sales were 61% and 16% of revenue, respectively, compared to 65% and 15% of revenue, respectively, in the corresponding period of fiscal year 2000. The remaining revenue in the three and six months ended October 1, 2000 represented media royalty revenue, sales to value-added resellers and direct sales and in the three and six months ended September 26, 1999, represented media royalty revenue and sales to value-added resellers.

Gross Margin Rate. The gross margin rate in the three months ended October 1, 2000, was 43.6%, compared to 47.7% in the three months ended September 26, 1999. The gross margin rate for the first six months of fiscal year 2001 was 43.6% compared to 46.8% for the corresponding period in fiscal year 2000. The decrease reflected lower DLTtape drive margins as a result of price declines, partially offset by an increase in the proportion of overall revenue represented by DLTtape media royalty revenue.

Research and Development Expenses. Research and development expenses in the three and six months ended October 1, 2000, were $32 million, or 8.8% of revenue, and $68 million, or 9.3% of revenue, respectively, compared to $30 million, or 8.5% of revenue, and $58 million, or 8.5% of revenue, respectively, in the corresponding periods of fiscal year 2000. The increase in research and development expenses reflected the inclusion of Snap Appliances expenses, which were not comparatively included in the prior year periods as the acquisition occurred on September 10, 1999.

Sales and Marketing Expenses. Sales and marketing expenses in the three and six months ended October 1, 2000, were $37 million, or 10.2% of revenue, and $76 million, or 10.4% of revenue, respectively, compared to $27 million, or 7.5% of revenue, and $52 million, or 7.6% of revenue, respectively, in the corresponding periods of fiscal year 2000. The increase in sales and marketing expenses reflected the inclusion of Snap Appliances expenses and an increase in sales and marketing costs associated with the expansion of ATL's infrastructure. Spending increased as DSSG continued to build both category awareness for NAS applications and brand awareness for the Snap! Server line.

General and Administrative Expenses. General and administrative expenses in the three and six months ended October 1, 2000, were $19 million, or 5.3% of revenue, and $37 million, or 5.1% of revenue, respectively, compared to $15 million, or 4.3% of revenue, and $30 million, or 4.3% of revenue, respectively, in the corresponding periods of fiscal year 2000. The increase in general and administrative expenses reflected the inclusion of Snap Appliances expenses, which were not comparatively included in the prior year periods as the acquisition occurred on September 10, 1999, and increased expenses associate with DLTtape libraries.

Purchased In-process Research and Development Expense. DSSG expensed purchased in-process research and development of $37 million, as a result of the Meridian acquisition in the second quarter ended September 26, 1999.

Special Charge. During the fourth quarter of fiscal year 2000, DSSG recorded a special charge of $40.1 million. The charge was primarily focused on DSSG's DLTtape Division and reflected DSSG's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape Division and an acceleration of DSSG's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

DSSG is proceeding according to plan and expects to realize annual cost savings from the plan of approximately $40 million beginning upon full implementation of the plan at the end of fiscal year 2001. Approximately $30 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs with the remaining amount in operating expenses, primarily research and development, as a result of ending research on certain optical-based storage solutions. As compared to fiscal year 2000, DSSG expects operating expenses to increase because of increased investments in storage systems products and marketing in fiscal year 2001 and as a result of including the Snap Appliances' operations for a full year following the acquisition of Meridian in September 1999. These expectations are forward-looking statements and actual results may differ.

Interest and Other Income/Expense. Net interest and other income/expense for the three and six months ended October 1, 2000 was $0.7 million expense and $1.1 million income, respectively, compared to $1.1 million expense and $0.5 million income, respectively, for the corresponding periods of fiscal year 2000. The lower net expense for the three month period, and the higher net income for the six month period reflected increased interest income as a result of higher average cash balances.

Income Taxes. DSSG's effective tax rate for the three and six months ended October 1, 2000 and September 26, 1999 was 36% and 40%, respectively. The decrease in the fiscal year 2001 effective tax rate reflects an increased percentage of foreign earnings taxed at less than the U.S. rate.

Liquidity and Capital Resources

DSSG cash, cash equivalents and marketable securities were $320 million at October 1, 2000 compared to $339 million at March 31, 2000. DSSG used cash in the six months ended October 1, 2000 to purchase $146 million of treasury stock, as discussed below. Other uses of cash included approximately $24 million for investments in property and equipment. DSSG generated cash from operations of $146 million, primarily reflecting net income, increases in income taxes payable and accounts payable, partially offset by increases in other assets and accounts receivable. Other sources of cash included $15 million from the issuance of common stock.

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of Quantum's common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock. An additional $100 million was authorized for repurchase of HDDG common stock. Under these authorizations, as of October 1, 2000, Quantum had repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSSG common stock and 13.5 million shares of HDDG common stock for a combined total of $566 million. During the first six months of fiscal year 2001, Quantum repurchased 13.5 million shares of DSSG common stock and 10 million shares of HDDG common stock for a combined total of $241 million.

In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At October 1, 2000, there were no outstanding balances drawn on these lines.

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


Trends and Uncertainties Relating to the DLT & Storage Systems Group

Holders of DSSG stock remain stockholders of Quantum Corporation, which, prior to the completion of the merger of HDDG and Maxtor, includes common stock of HDDG, and therefore, financial effects on HDDG could adversely affect DSSG.

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

If the contemplated combination of the HDDG business with Maxtor is not successfully completed, this could have a negative impact on Quantum's results of operations.

Though Quantum has publicly announced that it currently intends to combine its HDDG business with Maxtor, the transaction remains subject to the approval of Maxtor and Quantum stockholders, expiration or termination of the applicable Hart-Scott-Rodino waiting periods, approval by the European regulatory authorities, and other customary conditions. If the transaction is not consummated, Quantum's results of operations could be negatively impacted due to, among other things, market, customer and employee perception of the terminated transaction.

Competition may increase in the tape drive market as a result of large competitors introducing tape drive products based on new technology standards.

DSSG competes with companies that develop, manufacture, market and sell tape drive products. DSSG's principal competitors include Exabyte Corporation, Hewlett-Packard, Seagate Technology, Inc., Sony Corporation and Storage Technology Corporation. These competitors are aggressively trying to develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM Corporation and Seagate have formed a consortium to develop new linear tape drive products. DSSG expects products based on this developing technology standard to target the high-capacity data back-up market and to compete with DSSG's products based on Super DLTtape technology. Such competition could have a material adverse impact on DSSG's operating results.


DSSG's operating results depend on new product introductions, which may not be successful.

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

Reliance on a limited number of third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems.

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

DSSG's main supplier of tape heads is located in China. Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs, delays in shipment and could have an adverse impact on DSSG's operating results.

DSSG's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance.

DSSG's quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, you should not use DSSG's past quarterly operating results to predict future performance.
Quarterly operating results could be adversely affected by:

 . An inadequate supply of DLTtape media cartridges;

 . Customers canceling, deferring or rescheduling significant orders as a result of excess inventory levels or other factors;

 . Declines in network server demand;

 . Failure to complete shipments in the last month of a quarter during which a substantial portion of DSSG's products are typically shipped; or

 . Increased competition.

A majority of sales come from a few customers and these customers have no minimum or long-term purchase commitments.

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

DSSG does not control licensee pricing or licensee sales of DLTtape media cartridges and as a result DSSG's royalty revenue may decline.

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

The HDDG merger could result in substantial compensation charges to Quantum

In connection with the merger of HDDG and Maxtor Corporation, DSSG intends to issue restricted stock to Quantum employees that become employees of the combined HDDG/Maxtor company, in exchange for the loss of unvested DSSG stock options held by such employees. Quantum is expected to incur compensation charges. As a result the historical financial information for Quantum's DSSG business may not be representative of what its future results will be. Quantum is currently not able to quantify these compensation charges to be incurred.

The November 8, 2000 DLTtape business plan could result in charges to DSSG.

The plan of the DLTtape business involves the relocation of more than 100 employees from the Massachusetts to Colorado facility and the creation of a new Advanced Technology Development Lab in Massachusetts. There will be costs associated with these activities which have not yet been quantified.

Third party infringement claims could result in substantial liability and significant costs.

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

In addition, Quantum's operating results are expected to be affected by charges to be incurred in connection with the merger of HDDG and Maxtor and the November 8, 2000 DLTtape business plan. See "Trends and Uncertainties Relating to the DLT & Storage System Group."

Item 1.  Financial Statements

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                  Three Months Ended                    Six Months Ended
                                               October 1,      September 26,     October 1,       September 26,
                                                    2000              1999            2000               1999
                                                --------          --------        --------           --------
Revenue                                         $823,667         $ 768,214      $1,687,360         $1,520,705
Cost of revenue - on net sales                   756,452           745,989       1,499,505          1,470,211
Cost of revenue - special charge (benefit)       (15,825)           57,068         (15,825)            57,068
                                                --------         ---------      ----------         ----------

   Gross profit (loss)                            83,040           (34,843)        203,680             (6,574)

Operating expenses:
   Research and development                       59,910            61,973         118,160            124,681
   Sales and marketing                            24,171            28,860          51,887             56,691
   General and administrative                     16,356            15,332          32,632             30,077
   Special charge (benefit)                          (90)            2,338             (90)             2,338
                                                --------         ---------      ----------         ----------
                                                 100,347           108,503         202,589            213,787

   Income (loss) from operations                 (17,307)         (143,346)          1,091           (220,361)

Other income (expense):
   Interest income and other, net                  6,998             3,423          15,053              9,387
   Interest expense                               (2,443)           (2,406)         (4,675)            (4,770)
                                                --------         ---------      ----------         ----------
                                                   4,555             1,017          10,378              4,617

Income (loss) before income taxes                (12,752)         (142,329)         11,469           (215,744)
Income tax provision (benefit)                    (4,081)          (58,642)          3,670            (88,873)
                                                --------         ---------      ----------         ----------

Net income (loss )                              $ (8,671)        $ (83,687)     $    7,799         $ (126,871)
                                                ========         =========      ==========         ==========


Net income (loss) per share (1) :
   Basic                                          $(0.11)        $   (1.01)          $0.10         $    (1.53)
   Diluted                                        $(0.11)        $   (1.01)          $0.09         $    (1.53)

Weighted average common shares (1) :
   Basic                                          77,336            82,883          79,390             83,107
   Diluted                                        77,336            82,883          85,533             83,107

Net loss for the period from
    August 4, 1999 to September 26, 1999                         $ (49,650)                        $  (49,650)
                                                                 =========                         ==========

Net loss per share:
   Basic                                                         $   (0.60)                        $    (0.60)
   Diluted                                                       $   (0.60)                        $    (0.60)

Weighted average common shares:
   Basic                                                            82,883                             82,883
   Diluted                                                          82,883                             82,883

  (1) Basic and diluted net income (loss) per share and weighted average common shares for the three and six months ended September 26, 1999 are pro forma and assume the recapitalization occurred at the beginning of fiscal year 2000.

      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                       CONDENSED COMBINED BALANCE SHEETS
                                (In thousands)

                                                                                October 1,              March 31,
                                                                                      2000                   2000
                                                                                ----------             ----------
                                                                               (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                                    $  475,067             $  581,542
   Marketable securities                                                            16,814                 30,048
   Accounts receivable, net of allowance for
      doubtful accounts of $18,732 and $19,618                                     380,432                395,118
   Inventories                                                                     140,269                122,347
   Due from the DLT & Storage Systems group                                              -                 30,100
   Deferred taxes                                                                   84,008                 78,713
   Other current assets                                                             57,960                 58,356
                                                                                ----------             ----------

Total current assets                                                             1,154,550              1,296,224

Property and equipment, net of accumulated
   depreciation of $221,462 and $218,674                                           147,646                158,548
Intangible assets, net                                                                 274                  1,915
Other assets                                                                        36,100                 21,361
                                                                                ----------             ----------

                                                                                $1,338,570             $1,478,048
                                                                                ==========             ==========

Liabilities and Group Equity
----------------------------
Current liabilities:
   Accounts payable                                                             $  307,786             $  375,614
   Accrued warranty                                                                 41,125                 46,967
   Accrued compensation                                                             39,480                 54,073
   Income taxes payable                                                             25,222                 44,284
   Accrued special charge                                                            5,746                 22,409
   Current portion of long-term debt                                                   392                    344
   Other accrued liabilities                                                       147,867                 77,596
                                                                                ----------             ----------

Total current liabilities                                                          567,618                621,287

Deferred taxes                                                                      40,525                 41,758
Long-term debt                                                                      12,412                 12,613
Convertible subordinated debt                                                       95,833                 95,833
Group equity                                                                       622,182                706,557
                                                                                ----------             ----------

                                                                                $1,338,570             $1,478,048
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

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                       Six Months Ended
                                                                               October 1,             September 26,
                                                                                     2000                      1999
                                                                               ----------             -------------
                                                                              (unaudited)
    Net income (loss)                                                           $   7,799                 $(126,871)
    Adjustments to reconcile net income (loss) to net cash used in operations:
       Special charge                                                                   -                    58,385
       Depreciation                                                                25,463                    33,119
       Amortization                                                                 2,096                     1,956
       Deferred income taxes                                                       (1,233)                      512
       Compensation related to stock plans                                          3,267                       544
    Changes in assets and liabilities:
       Accounts receivable                                                         14,686                    25,040
       Inventories                                                                (17,922)                   (3,608)
       Accounts payable                                                           (67,828)                  (49,024)
       Income taxes payable                                                       (19,062)                   (7,407)
       Accrued warranty                                                            (5,842)                    5,563
       Other assets and liabilities                                                (6,942)                  (15,601)
                                                                                ---------             -------------
 Net cash used in operating activities                                            (65,518)                  (77,392)
                                                                                ---------             -------------

 Cash flows from investing activities:
    Investment in equity securities                                               (14,010)                        -
    Purchases of marketable securities                                                  -                   (33,367)
    Maturities of marketable securities                                                 -                    33,314
    Proceeds from disposition of property & equipment                               2,831                         -
    Investment in property and equipment                                          (14,093)                  (30,125)
                                                                                ---------             -------------
 Net cash used in investing activities                                            (25,272)                  (30,178)
                                                                                ---------             -------------

 Cash flows from financing activities:
    Proceeds from long-term credit facilities                                           -                     3,333
    Principal payments on long-term credit facilities                                (153)                   (6,167)
    Inter-group proceeds for common stock issued                                        -                     2,835
    Purchases of treasury stock                                                   (94,597)                   (1,558)
    Proceeds from factoring                                                        70,000                         -
    Proceeds from issuance of common stock, net                                     9,065                     5,794
                                                                                ---------             -------------
 Net cash provided by (used in) financing activities                              (15,685)                    4,237
                                                                                ---------             -------------

 Decrease in cash and cash equivalents                                           (106,475)                 (103,333)
 Cash and cash equivalents at beginning of period                                 581,542                   499,725
                                                                                ---------             -------------
 Cash and cash equivalents at end of period                                     $ 475,067                 $ 396,392
                                                                                =========             =============

 Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest                                                                 $   4,539                 $   4,361
       Income taxes, net of (refunds)                                           $  (5,861)                $  14,475

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

2.   Securitized Assets

HDDG has an asset securitization program with Capital Factors Inc., under which we sell them our eligible accounts receivable, on a with recourse basis. At October 1, 2000, $70 million of our accounts receivable were securitized under the program. Given the with recourse nature of the arrangement, the securitized accounts receivable are included within the accounts receivable balance, with the corresponding credit being included in other liabilities.

3.   Inventories

Inventories consisted of the following:
     (In thousands)

                                                          October 1,            March 31,
                                                                2000                 2000
                                                         -----------            ---------
   Materials and purchased parts                            $  4,008             $  7,387
   Work in process                                             4,222                5,299
   Finished goods                                            132,039              109,661
                                                            --------             --------
                                                            $140,269             $122,347
                                                            ========             ========

4.   Net Income (Loss) Per Share

As a result of the recapitalization, net income (loss) per share for HDDG has been calculated based on the group's net income (loss) subsequent to August 3, 1999. It was not calculated on a group basis for periods prior to the recapitalization because HDDG stock was not part of Quantum's capital structure at that time.

The following table sets forth the computation of basic and diluted net income
(loss) per share for HDDG:

       (In thousands, except per share data)      Three Months           Period from           Six Months
                                                     Ended            August 4, 1999 to           Ended
                                                   October 1,           September 26,          October 1,
                                                     2000                   1999                  2000
                                                 --------------      -------------------      ------------
       Numerator:
        Numerator for diluted net income (loss)
        per share - income (loss) available to
        common stockholders                           $(8,671)           $(49,650)                $ 7,799
                                                 ==============      ===================      ============

       Denominator:
        Denominator for basic net income (loss)
        per share - weighted average shares            77,336              82,883                  79,390

        Effect of dilutive securities:
        Outstanding options                                 -                   -                   6,143
                                                 --------------      -------------------      ------------

        Denominator for diluted net income
        (loss) per share - adjusted weighted
        average shares                                 77,336              82,883                  85,533
                                                 ==============      ===================      ============

       Basic net income (loss) per share              $( 0.11)           $  (0.60)                $  0.10
                                                 ==============      ===================      ============

       Diluted net income (loss) per share            $( 0.11)           $  (0.60)                $  0.09
                                                 ==============      ===================      ============

The computation of diluted net income (loss) per share for the three and six months ended October 1, 2000, and for the period August 4, 1999 through September 26, 1999, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 3,103,076 shares of HDDG common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 18,723,101 and 15,234,101 shares of HDDG common stock were outstanding at October 1, 2000 and September 26, 1999, respectively. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for HDDG for the three months ended October 1, 2000, and the period August 4, 1999 through September 26, 1999, because the effect would have been antidilutive.

Options to purchase 7,360,119 shares of HDDG common stock were outstanding for the six months ended October 1, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

5.   Common Stock Repurchase

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock. An additional $100 million was authorized for repurchase of HDDG common stock. Under these authorizations, as of October 1, 2000, Quantum had repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSSG common stock and 13.5 million shares of HDDG common stock for a combined total of $566 million. During the first six months of fiscal year 2001, Quantum repurchased
13.5 million shares of DSSG common stock and 10 million shares of HDDG common stock for a combined total of $241 million.

6.   Credit Line

In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At October 1, 2000, there were no outstanding balances drawn on these lines.

7.   Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents which it asserts that Quantum has infringed. Quantum has studied many of these patents before and, of the patents it has studied believes that defenses of patent invalidity and non-infringement can be asserted. However, Quantum has not completed a full study of all the patents asserted by Papst and there can be no assurance that Quantum has not infringed these or other patents owned by Papst. In October, 1999 the case was transferred to a federal district court in New

Orleans, Louisiana, where it has been joined with suits brought against Papst by Hewlett-Packard, Maxtor Corporation and Minebea Company, Ltd. for the purposes of coordinated discovery under multi-district litigation rules. Hewlett-Packard settled its dispute in April, 2000 with Papst and has withdrawn from the litigation. To date, discovery has not begun to any significant extent. Quantum does not believe that the transfer will affect the final disposition of this matter in a significant way. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

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

8.   Special Charge

During the second quarter of fiscal year 2000, HDDG recorded a special charge of $59.4 million. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with streamlining HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in the customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to streamlining the global logistics model and changes in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

The facilities costs noted above include lease payments on facilities to be vacated in and around Milpitas, California and Singapore, the write-off of related leasehold improvements, and other maintenance expenses associated with the vacated facilities. HDDG expects that the affected facilities will be vacated by the end of the third quarter of fiscal year 2001.

Subsequent to the end of the second quarter fiscal year 2000, HDDG revised its estimate of costs required to implement the restructuring plan. HDDG estimated that severance and benefits, inventory and other costs, which included the disposition of additional capital assets, would be more than previously estimated as a result of the planned changes in the customer service strategy. HDDG also estimated that costs associated with vacating leased facilities would be less than previously estimated as a result of disposing of a major facility earlier than previously expected. Accordingly, HDDG reallocated amounts between these categories during the second half of fiscal year 2000.

In the second quarter of fiscal year 2001, HDDG reversed $15.9 million as a special charge benefit on the income statement. This reversal was primarily due to negotiated lease cancellations and reduced severance and benefits due to the redeployment of certain employees.

In connection with the charge, HDDG currently expects a workforce reduction of approximately 513 employees, down from the original expectation of 600 employees. In addition, approximately 100 open and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDDG's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. As of October 1, 2000, 481 employees have been terminated. The remaining employees will be terminated by the end of the third quarter of fiscal year 2001.

As of October 1, 2000, HDDG had incurred $9 million in cash expenditures associated with employee severance and benefits, facilities and other costs. HDDG expects to incur additional cash expenditures associated with the plan of approximately $6 million.

The following table summarizes activity related to the special charge at October 1, 2000.

(In thousands)                      Severance
                                       And         Facilities                       Other
                                     Benefits        Costs        Inventory         Costs           Total
                                     --------        -----        ---------         -----           -----
Special charge provision             $ 7,833        $26,359        $ 13,214        $12,000        $ 59,406
Cash Payments                         (5,963)        (1,559)              -         (1,883)         (9,405)
Non-cash charges                           -         (7,296)        (15,588)        (5,502)        (28,386)
Adjustments                            1,166         (7,852)          2,374          4,312               -
Special charge benefit                (2,284)        (7,787)              -         (5,798)        (15,869)
                                     -------        -------        --------        -------        --------
Balance at October 1, 2000           $   752        $ 1,865        $      -        $ 3,129        $  5,746
                                     =======        =======        ========        =======        ========


9.   Comprehensive Income

Accumulated other comprehensive income included in group equity on the condensed combined balance sheets of the Hard Disk Drive group consists of unrealized gains on available for sale investments and foreign currency translation adjustments. Total comprehensive income for the three months and six months ended October 1, 2000 and September 26, 1999 is presented in the following table:

(In thousands)                                       Three Months Ended                  Six Months Ended
                                               ----------------------------      -----------------------------
                                               October 1,      September 26,     October 1,       September 26,
                                                  2000              1999            2000              1999
                                               ----------         --------        --------          ---------
Net income (loss)                              $ (8,671)          $(83,687)       $  7,799          $(126,871)
Other comprehensive income -
   Change in unrealized gain on
      investments                                (8,135)                --          (7,940)                --
   Foreign currency translation
      adjustments                                (1,739)             1,693          (1,969)               773
                                               ---------          --------        --------          ---------
Comprehensive income                           $(18,545)          $(81,994)       $ (2,110)         $(126,098)
                                               =========          ========        ========          =========

10.  Business Units

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

Results for HDDG's business units for the three months and six months ended October 1, 2000 and September 26, 1999 are presented in the following table:

(In millions)                                       Three Months Ended                  Six Months Ended
                                               ----------------------------      -----------------------------
                                               October 1,      September 26,     October 1,       September 26,
                                                  2000              1999            2000              1999
                                               ----------         --------        --------          ---------
Business unit:
 Desktop
  Revenue                                         $656             $ 661           $1,330            $1,298
  Unit operating loss                              (35)             (133)             (25)             (194)

 High-end
  Revenue                                          168               107              357               222
  Unit operating income (loss)                      18               (10)              26               (26)

(In millions)                                       Three Months Ended                  Six Months Ended
                                               ----------------------------      -----------------------------
                                               October 1,      September 26,     October 1,       September 26,
                                                  2000              1999            2000              1999
                                               ----------         --------        --------          ---------
Loss reconciliation:
Total unit operating income (loss)               $(17)             $(143)           $ 1              $(220)

Unallocated amounts:

Interest and other income                           4                  1             10                  4
                                                 ----              -----            ---              -----

 Income (loss) before income taxes               $(13)             $(142)           $11              $(216)
                                                 ====              =====            ===              =====

11.  Subsequent Event

On October 3, 2000 Quantum entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDDG in an all-stock transaction. The merger agreement envisages that HDDG stockholders will receive 1.52 shares of Maxtor common stock for every share of HDDG common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected be completed in early calendar 2001. The transaction is expected to be tax-free to Quantum stockholders. This transaction is subject to stockholders and regulatory approval. These expectations are forward-looking statements and actual results may differ.

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

Business Overview

The Hard Disk Drive group ("HDDG") designs, develops and markets a diversified product portfolio of hard disk drives featuring leading-edge technology. HDDG's hard disk drives are designed for the desktop market which requires economy and reliability and the high-end market, which requires faster and higher capacity disk drives--as well as the emerging market for hard disk drives specially designed for consumer electronics devices such as personal video recorders, personal audio recorders, cable and set-top boxes, Internet appliances and digital video editing. HDDG has been a leading volume supplier of hard disk drives for the desktop market for each of the past seven years.

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

On October 3, 2000, the Company entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDDG in an all-stock transaction. The merger agreement envisages that HDDG stockholders will receive 1.52 shares of Maxtor common stock for every share of HDDG common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected to be completed in early calendar 2001. The transaction is expected to be tax-free to Quantum stockholders. This transaction is subject to stockholders and regulatory approval. These expectations are forward-looking statements and actual results may differ.


Products

Desktop products. HDDG offers two families of desktop hard disk drives--the Quantum Fireball(TM) and Quantum Fireball Plus. The Quantum Fireball family offers 3.5-inch hard disk drives for consumer and commercial PCs, as well as entry-level workstations and network servers. Fireball Plus offers superior performance for power users. HDDG offers the Shock Protection SystemTM, Shock Protection System II and Data Protection SystemTM with its desktop products. These features substantially reduce failure rates and provide increased reliability and performance. Shock Protection System II provides enhanced protection against both operating and non-operating shock. Along with providing enhanced protection against shock during handling and integration, Shock Protection System II guards against kicks and jolts while the PC is running to reduce field failures. HDDG has also incorporated feature enhancements of the Quiet Drive Technology into recently introduced Quantum desktop drives. This technology has been pioneered through a combination of proprietary design innovations and unique drive features that enable Quantum to develop drives that emit dramatically reduced levels of noise. It was first introduced over a year ago in Quantum QuickView drives targeted for the noise-sensitive consumer electronics market and has continued to be refined with technology and feature enhancements.

High-end products. HDDG also offers a broad line of high-end 3.5-inch hard disk drives--the Quantum Atlas(TM) and Quantum Atlas 10K families. The Quantum Atlas families offer high-capacity hard disk drives for high performance storage-intensive applications such as enterprise servers and storage subsystems. HDDG also offers the Shock Protection System, Shock Protection System II, Data Protection System and Quiet Drive Technology with its high-end products, and has incorporated the Shock Protection System III into its recently introduced Atlas 10K III. Shock Protection System III is a further enhancement to Shock Protection I & II, guarding against one of the leading causes of hard disk drive failure - mistreatment during handling and integration.

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
                                                            Ultra 160 SCSI interface, Shock Protection System II, Data
                                                            Protection System and Quiet Drive Technology


Results of Operations

Revenue.   Revenue in the three and six months ended October 1, 2000 was $824 million and $1.687 billion, respectively, compared to $768 million and $1.521 billion, respectively, for the corresponding periods in fiscal year 2000. The increase in revenue for the three and six month periods primarily reflected increased revenue from sales of high-end hard disk drives. The increase in revenue in the six month period also reflected increased revenue from sales of desktop hard disk drives.

Desktop hard disk drive revenue in the three and six months ended October 1, 2000 was $656 million and $1.331 billion, respectively, compared to $661 million and $1.298 billion, respectively, for the corresponding periods in fiscal year 2000. Desktop hard disk drive shipments reached a record high in the second quarter of fiscal year 2001 reflecting strong demand in the desktop market. However, intense pricing pressures resulted in lower average unit prices, resulting in decreased revenue in the three month period and a moderate increase in revenue in the six month period.

High-end hard disk drive revenue in the three and six months ended October 1, 2000 was $168 million and $357 million, respectively, compared to $107 million and $222 million, respectively, for the corresponding periods in fiscal year 2000. The increase in revenue reflected increased shipments as a result of strong demand, particularly from computer equipment manufacturers, as HDDG transitioned to new high performance products, as well as a mix shift toward higher capacity products which carry higher average unit prices.

Sales to the top five customers in the three and six months ended October 1, 2000 represented 52% and 50% of revenue, respectively, compared to 51% and 49% of revenue, respectively, in the corresponding periods in fiscal year 2000. These amounts reflected a retroactive combination of the sales to Ingram Micro and Electronic Resources as a result of their merger in July 1999. Sales to Dell Computer were 14% and 13% of revenue in the three and six months ended October 1, 2000, respectively, compared to 10% and less than 10% of revenue in the three and six months ended September 26, 1999, respectively. Sales to Compaq were 13% and 11% of revenue in the three and six months ended October 1, 2000, respectively, compared to less than 10% of revenue in the corresponding periods of fiscal year 2000. Sales to Ingram Micro were less than 10% of revenue in the three and six months ended October 1, 2000, compared to 13% and less than 10% of revenue in the three and six months ended September 26, 1999, respectively, including sales to Electronic Resources. Sales to Hewlett-Packard were 11% and less than 10% of revenue in the three and six months ended October 1, 2000, respectively, compared to 10% and 12% of revenue in the three and six months ended September 26, 1999, respectively.

Sales to computer equipment manufacturers and distribution channel customers were 67% and 33% of revenue, respectively, in the three months ended October 1, 2000, compared to 57% and 43% of revenue, respectively, in the three months ended September 26, 1999. For the six months ended October 1, 2000, computer equipment manufacturers and distribution channel sales were 65% and 35% of revenue, respectively, compared to 56% and 44% of revenue, respectively, for the corresponding period of fiscal year 2000.

Gross Margin Rate.   The gross margin rate in the three months ended October 1,
2000 increased to 10.1% from -4.5% in the three months ended September 26, 1999. The gross margin rate for the first six months of fiscal year 2001 was 12.1%, compared to -0.4% in the corresponding period of fiscal year 2000. The gross margin rate in the three and six month periods of fiscal year 2001 reflected the impact of a $15.8 million special charge benefit. The benefit was primarily due to negotiated lease cancellations and reduced severance and benefits due to the redeployment of employees. The gross margin excluding the impact of the benefit was 8.2% and 11.1% in the three and six month periods ended October 1, 2000. The gross margin rate in the three and six month periods of fiscal year 2000 reflected the impact of a $57.1 million special charge related to HDDG's strategy to modify the hard disk drive business to more closely align product development and the business's operating model with the requirements of the rapidly growing low-cost PC market. The gross margin rate excluding the impact of the charge was 2.9% and 3.3% in the three and six month periods ended September 26, 1999.

The desktop gross margin rate for the three and six months ended October 1, 2000 was 5.4% and 8.4%, respectively, compared to -8.6% and -3.7% for the corresponding periods in fiscal year 2000. Excluding the desktop portion of the special charge benefit of $15.5 million in fiscal year 2001, the gross margin rate was 3.0% and 7.2% for the three and six month periods ended October 1, 2000. Excluding the desktop portion of the special charge of $51.4 million in fiscal year 2000, the gross margin rate was -0.8% and 0.3% for the three and six month periods ended September 26, 1999. Excluding the impact of the benefit and charge, the increase in gross margin rate reflected the transition to new lower cost, higher margin products in an environment characterized by continued competitive pricing pressures.

The high-end gross margin rate for the three and six months ended October 1, 2000 was 28.4% and 25.9%, respectively, compared to 20.6% and 18.5% for the corresponding periods in fiscal year 2000. Excluding the high-end portion of the special charge benefit of $0.3 million in fiscal year 2001, the gross margin rate was 28.2% and 25.8% in the three and six month periods ended October 1, 2000. Excluding the high-end portion of the special charge of $5.7 million in fiscal year 2000, the gross margin rate was 25.9% and 21.1% in the three and six month periods ended September 26, 1999. Excluding the impact of the benefit and charge, the increase in the gross margin rate reflected higher sales volumes, the transaction to new high performance products and the mix shift towards higher capacity, higher margin products.

Research and Development Expenses. Research and development expenses in the three and six months ended October 1, 2000, were $60 million, or 7.3% of revenue, and $118 million, or 7% of revenue, respectively, compared to $62 million, or 8.1% of revenue, and $125 million, or 8.2% of revenue, respectively, in the corresponding periods of fiscal year 2000. The decrease in research and development expenses for the three and six month periods reflected cost reductions associated with the special charge taken in the second quarter of fiscal year 2000. We expect the amount of research and development expenses to increase in the third quarter of fiscal year 2001, primarily as a result of next generation drive pre-production builds.

Sales and Marketing Expenses. Sales and marketing expenses in the three and six months ended October 1, 2000, were $24 million, or 2.9% of revenue, and $52 million, or 3.1% of revenue, respectively, compared to $29 million, or 3.8% of revenue, and $57 million, or 3.7% of revenue, respectively, in the corresponding periods of fiscal year 2000. The decrease in sales and marketing expenses for the three and six month periods primarily reflected decreased advertising.

General and Administrative Expenses. General and administrative expenses in the three and six months ended October 1, 2000, were $16 million, or 2% of revenue, and $33 million, or 1.9% of revenue, respectively, compared to $15 million, or 2% of revenue, and $30 million, or 2% of revenue, respectively, in the corresponding periods of fiscal year 2000. The increase in general and administrative expenses for the three and six month periods reflected an increase in human resource spending in support of change management, process reengineering and retention.

Special Charge. During the second quarter of fiscal year 2000, HDDG recorded a special charge of $59.4 million. The charge reflected HDDG's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with streamlining HDDG's logistics model in order to create a faster and more flexible fulfillment system, changes in customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to streamlining the global logistics model and changes in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

HDDG is proceeding according to plan and expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001. The majority of the savings are expected in cost of revenue as a result of a more efficient distribution system and reduced customer service costs, with the remaining savings in research and development, as a result of the consolidation of product development programs. As compared to fiscal year 2000, HDDG expects operating expenses to be relatively flat in fiscal year 2001, with increased investments in disk drive and other storage products, primarily reflected in research and development, offsetting the operating cost savings resulting from the special charge. These expectations are forward-looking statements and actual results may differ.

In the second quarter of fiscal year 2001, HDDG reversed $15.9 million as a special charge benefit on the incomes statement. This reversal was primarily due to negotiated lease cancellations and reduced severance and benefits due to attrition and redeployment of certain employees. In addition, fixed assets that were intended to be written-off are now being utilized elsewhere in the organization as a result of technology and product roadmap plans.

Interest and Other Income/Expense. Net interest and other income for the three and six months ended October 1, 2000 were $4.6 million and $10.4 million, respectively, compared to net interest and other income of $1 million and $4.6 million, respectively, for the corresponding periods of fiscal year 2000. The increase reflected increased interest income as a result of a higher average cash balance and an increase in gain on currency translation.

Income Taxes. HDDG recorded a tax benefit of approximately $4 million and a tax provision of approximately $4 million for the three and six months ended October 1, 2000, respectively, for effective benefit and provision rates of 32%, as compared to an effective benefit rate of 41% for the corresponding periods in fiscal year 2000. The difference in rates is primarily attributable to pre-tax profits in the current year compared to pre-tax losses in the prior year.

Liquidity and Capital Resources Cash, cash equivalents and marketable securities were $492 million at October 1, 2000 compared to $612 million at March 31, 2000. HDDG used cash in the six months ended October 1, 2000 to purchase $95 million of treasury stock, as discussed below. Other uses of cash included approximately $14 million for investments in property and equipment and $14 million in equity securities. Cash used in operating activities was $66 million, primarily reflecting net income of $8 million and a decrease in accounts receivable, offset by decreases in accounts payable, income taxes payable and an increase in inventories. Other sources of cash were $79 million in proceeds from factoring and the issuance of common stock.

HDDG has an asset securitization program with Capital Factors Inc, under which we sell our eligible accounts receivable on a with recourse basis. At October 1, 2000, $70 million of accounts receivable were securitized under the program and included in our accounts receivable balance, the related credit was recorded as other liabilities.

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stocks in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSSG or HDDG common stock. An additional $100 million was authorized for repurchase of HDDG common stock. Under these authorizations, as of October 1, 2000, Quantum had repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSSG common stock and 13.5 million shares of HDDG common stock for a combined total of $566 million. During the first six months of fiscal year 2001, Quantum repurchased 13.5 million shares of DSSG common stock and 10 million shares of HDDG common stock for a combined total of $241 million.


In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At October 1, 2000, there were no outstanding balances drawn on these lines.

HDDG expects to spend approximately $38 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the development and introduction of new disk drive products.

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

Trends and Uncertainties Relating to the Hard Disk Drive Group

Holders of HDDG stock remain stockholders of Quantum Corporation, which , prior to the completion of the merger of HDDG and Maxtor, includes common stock of DSSG, and, therefore, financial effects on DSSG could adversely affect HDDG.

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

If the contemplated combination of the HDDG business with Maxtor is not successfully completed, this could have a negative impact on Quantum's results of operations.

Though Quantum has publicly announced that it currently intends to combine its HDDG business with Maxtor, the transaction remains subject to the approval of Maxtor and Quantum stockholders, expiration or termination of the applicable Hart-Scott-Rodino waiting periods, approval by the European regulatory authorities, and other customary conditions. If the transaction is not consummated, Quantum's results of operations could be negatively impacted due to, among other things, market, customer and employee perception of the terminated transaction.

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


HDDG's prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard disk drives

End-user demand for the computer systems that contain HDDG's hard disk drives has historically been subject to rapid and unpredictable fluctuations. As a result, the hard disk drive market tends to experience periods of excess capacity, which typically lead to intense price competition. If intense price competition occurs, HDDG may be forced to lower prices sooner and more than expected and transition to new products sooner than expected. For example, in the second quarter of fiscal year 2001, as a result of oversupply in the desktop hard disk drive market, aggressive pricing and corresponding margin reductions materially adversely impacted HDDG's operating results.

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



Intense competition in the desktop and high-end hard disk drive market could adversely impact HDDG's operating results

In the desktop hard disk drive market, HDDG's primary competitors are Fujitsu Limited, IBM, Maxtor Corporation, Samsung Electronics Co., Ltd., Seagate Technologies, Inc. and Western Digital Corporation. The desktop hard disk drive market is characterized by more competitiveness than that seen in the computer industry in general. HDDG's operating results and competitive position could be negatively impacted by the introduction of competitive products with higher performance, higher reliability and/or lower cost than HDDG's products. For example, in the first half of fiscal year 2000, certain competitors reduced prices for their products significantly. As a result, HDDG's operating results were materially adversely affected.

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

MKE depends on a limited number of component and sub-assembly suppliers and component shortages and quality problems or delays from these suppliers could result in increased costs and reduced sales

MKE depends on a limited number of qualified suppliers for components and sub-assemblies, including recording heads, media and integrated circuits, all of which are essential to the manufacture of HDDG's hard disk drives. MKE may qualify only a single source for certain components and sub-assemblies, which can magnify the risk of component shortages. Component shortages have constrained HDDG's sales growth in the past, and HDDG believes that it will periodically experience component shortages in the future. If MKE experiences quality problems with its component suppliers, HDDG's hard disk drive shipments could be significantly delayed or costs could be significantly increased.


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


Third party infringement claims could result in substantial liability and significant costs

From time to time, third parties allege HDDG's infringement of and need for a license under their patented or other proprietary technology. For example, in August 1998 Quantum was named as one of several defendants in a patent infringement lawsuit. The plaintiff, Papst Licensing GmbH, owns at least 24 U.S. patents, which it asserts that HDDG has infringed. In fiscal year 2000, Discovision

Associates brought some of its patents to HDDG's attention. Adverse resolution of the Papst or any other third party infringement claim could subject HDDG to substantial liabilities and require it to refrain from manufacturing and selling certain products. HDDG cannot assure you that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained on commercially reasonable terms, or at all. In addition, the costs of litigation could be substantial, regardless of the outcome.



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

HDDG is exposed to equity price risk on its investment in TiVo, Inc. common stock. HDDG does not attempt to reduce or eliminate its market exposure on this security. HDDG entered into a strategic alliance with TiVo in fiscal year 1999 to supply hard disk drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. At October 1, 2000, the fair market value of HDDG's investment was approximately $17 million. As TiVo is a relatively new company and has introduced a new product in the consumer electronics market, HDDG does not believe it is possible to reasonably estimate any future price movement of TiVo common stock.

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


Item 2.  Changes in securities - Not Applicable

Item 3.  Defaults upon senior securities - Not Applicable

Item 4.  Submission of matters to a vote of security holders

The 2000 Annual Meeting of Stockholders was held on August 22, 2000 to consider and vote on proposals to elect management's candidates for the Board of Directors, to ratify the appointment of Ernst & Young LLP as Quantum's independent auditors for the fiscal year ending March 31, 2001 and to approve and ratify the adoption of the Annual Incentive Plan for Quantum's Chief Executive Officer.

The stockholders elected each of management's candidates for the Board of Directors. The votes were as follows:

                                       For        Withheld Authority
                                       ---        ------------------

     Stephen M. Berkley            205,410,227         3,528,222
     David A. Brown                205,399,774         3,538,675
     Michael A. Brown              205,171,245         3,767,204
     Robert J. Casale              207,085,109         1,853,340
     Edward M. Esber, Jr.          207,078,203         1,860,246
     Gregory W. Slayton            207,074,526         1,863,923

The stockholders ratified the appointment of Ernst & Young LLP as Quantum's independent auditors for the fiscal year ending March 31, 2001. The number of votes "For" were 208,275,564; the number of votes "Against" were 385,379; the number of votes "Abstain" were 277,506.

The stockholders also approved and ratified the adoption of the Annual Incentive Plan for Quantum's Chief Executive Officer. The number of votes "For" were 197,787,584; the number of votes "Against" were 9,450,553; and the number of votes "Abstain" were 1,700,312.

Item 5.  Other information - Not Applicable

Item 6.  Exhibits and reports on Form 8-K.

         (a) Exhibits.     The exhibits listed on the accompanying index to
             --------
                           exhibits immediately following the signature page are filed as part of this report.

         (b) Reports on Form 8-K.
             -------------------

On October 13, 2000, Quantum filed a Form 8-K reporting that the Company entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDDG in an all-stock transaction. The merger agreement envisages that HDDG's stockholders will receive 1.52 shares of Maxtor common stock for every share of HDDG common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected to be completed in early calendar 2001.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         QUANTUM CORPORATION
                                             (Registrant)



Date:  November 14, 2000                 By: /s/ Richard L. Clemmer
                                             ----------------------
                                             Richard L. Clemmer
                                             Executive Vice President, Finance
                                               and Chief Financial Officer

                              QUANTUM CORPORATION

                               INDEX TO EXHIBITS

Exhibit
Number    Exhibit

10.1 AMENDED AND RESTATED PARTICIPATION AGREEMENT, dated July 12, 2000, among Registrant, as Lessee, Selco Service Corporation, as Lessor and as a Participant, The Bank of Nova Scotia, Keybank National Association and Union Bank of California, N.A., as Participants, and The Bank of Nova Scotia, as Agent

10.2 AMENDED AND RESTATED MASTER LEASE, dated July 12, 2000, between Selco Service Corporation, as the Lessor and Registrant, as the Lessee

27.1      Financial Data Schedule