Form 10-Q
period 2000-12-31
QUANTUM CORP /DE/
filed 2001-02-14
CIK 709283

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                             ____________________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

As of the close of business on January 31, 2001, Quantum Corporation had 151,177,142 shares of DLT & Storage Systems group common stock outstanding and 79,066,790 shares of Hard Disk Drive group common stock outstanding.

                              QUANTUM CORPORATION

                                     INDEX

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I - FINANCIAL INFORMATION

Quantum Corporation - Condensed Consolidated Financial Statements

       Condensed Consolidated Statements of Operations                                       3

       Condensed Consolidated Balance Sheets                                                 5

       Condensed Consolidated Statements of Cash Flows                                       6

       Notes to Condensed Consolidated Financial Statements                                  7

       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          17

       Quantitative and Qualitative Disclosures About Market Risk                           23

Quantum Corporation DLT & Storage Systems Group - Condensed Combined
   Financial Statements

       Condensed Combined Statements of Income                                              24

       Condensed Combined Balance Sheets                                                    25

       Condensed Combined Statements of Cash Flows                                          26

       Notes to Condensed Combined Financial Statements                                     27

       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          32

       Quantitative and Qualitative Disclosures About Market Risk                           44

Quantum Corporation Hard Disk Drive Group - Condensed Combined
   Financial Statements

       Condensed Combined Statements of Operations                                          45

       Condensed Combined Balance Sheets                                                    46

       Condensed Combined Statements of Cash Flows                                          47

       Notes to Condensed Combined Financial Statements                                     48

       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          53

       Quantitative and Qualitative Disclosure About Market Risk                            64

PART II - OTHER INFORMATION                                                                 65

SIGNATURE                                                                                   66

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              QUANTUM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)


                                                        Three Months Ended                           Nine Months Ended
                                                 December 31,         December 26,           December 31,          December 26,
                                                         2000                 1999                   2000                  1999
                                                   ----------           ----------             ----------            ----------
Revenue                                            $1,077,548           $1,253,555             $3,483,612            $3,461,914
Cost of revenue - on net sales                        810,170              985,132              2,710,706             2,821,167
Cost of revenue - special charge (benefit)                  -                    -                (15,825)               57,068
                                                   ----------           ----------             ----------            ----------

   Gross profit                                       267,378              268,423                788,731               583,679

Operating expenses:
   Research and development                            97,890               86,334                283,780               269,220
   Sales and marketing                                 65,407               56,050                193,107               164,730
   General and administrative                          32,630               35,553                102,673                95,267
   Purchased in-process research
      and development                                       -                    -                      -                37,000
   Special charge (benefit)                                 -                    -                    (90)                2,338
   Merger costs                                         6,359                    -                  6,359                     -
                                                   ----------           ----------             ----------            ----------
                                                      202,286              177,937                585,829               568,555

   Income from operations                              65,092               90,486                202,902                15,124

Other income (expense):
   Interest income and other, net                      11,358                9,952                 36,572                29,509
   Interest expense                                    (7,040)              (7,074)               (20,728)              (21,500)
                                                   ----------           ----------             ----------            ----------
                                                        4,318                2,878                 15,844                 8,009

Income before income taxes                             69,410               93,364                218,746                23,133
Income tax provision                                   25,175               37,468                 78,477                21,609
                                                   ----------           ----------             ----------            ----------

Net income                                         $   44,235           $   55,896             $  140,269            $    1,524
                                                   ==========           ==========             ==========            ==========

Quantum common stock (1):
Net loss                                                                                                             $  (17,193)
Net loss per share:                                                                                                  ==========
   Basic
   Diluted                                                                                                           $    (0.10)
                                                                                                                     $    (0.10)
Weighted average common shares:
   Basic                                                                                                                165,788
   Diluted                                                                                                              165,788

DLT & Storage Systems group (1):

Net income                                         $   47,519           $   50,790             $  135,754            $   63,287
                                                   ==========           ==========             ==========            ==========
Net income per share:
   Basic                                           $     0.32           $     0.31             $     0.92            $     0.58
   Diluted                                         $     0.30           $     0.30             $     0.87            $     0.56

Weighted average common shares:
   Basic                                              146,372              163,072                148,307               109,483
   Diluted                                            156,229              168,082                155,886               113,721


Hard Disk Drive group (1):

Net income (loss)                               $    (3,284)          $     5,150           $     4,515           $   (44,500)
                                                ===========           ===========           ===========           ===========

Net income (loss) per share:
   Basic                                            $ (0.04)              $  0.06               $  0.06              $  (0.81)
   Diluted                                          $ (0.04)              $  0.06               $  0.05              $  (0.81)

Weighted average common shares:
   Basic                                             76,281                82,915                78,354                55,266
   Diluted                                           76,281                86,004                84,553                55,266


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

                              QUANTUM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             December 31,               March 31,
                                                                                     2000                    2000
                                                                              -----------              ----------
                                                                               (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                                   $  802,243              $  918,262
   Marketable securities                                                            5,763                  32,080
   Accounts receivable, net of allowance for
      doubtful accounts of $19,634 and $23,110                                    576,390                 609,225
   Inventories                                                                    266,689                 223,825
   Deferred taxes                                                                 143,544                 133,382
   Other current assets                                                           105,512                  96,780
                                                                               ----------              ----------

Total current assets                                                            1,900,141               2,013,554

Property and equipment, net of accumulated
   depreciation of $340,031 and $299,671                                          232,947                 236,685
Intangible assets, net                                                            234,252                 250,203
Other assets                                                                       62,070                  33,510
                                                                               ----------              ----------

                                                                               $2,429,410              $2,533,952
                                                                               ==========              ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                            $  371,110              $  470,210
   Accrued warranty                                                               101,762                  99,560
   Accrued compensation                                                            89,560                  90,452
   Accrued special charges                                                         17,354                  44,284
   Income taxes payable                                                            66,803                  43,363
   Current portion of long-term debt                                                1,202                   1,033
   Other accrued liabilities                                                      152,400                 105,345
                                                                               ----------              ----------

Total current liabilities                                                         800,191                 854,247

Deferred taxes                                                                     74,137                  55,336
Long-term debt                                                                     36,926                  37,838
Convertible subordinated debt                                                     287,500                 287,500

Stockholders' equity:
   Common stocks                                                                  739,773                 737,020
   Retained earnings                                                              586,816                 545,050
   Accumulated other comprehensive income (loss)                                   (1,379)                 16,961
   Treasury stock, at cost                                                        (94,554)                      -
                                                                               ----------              ----------

Total stockholders' equity                                                      1,230,656               1,299,031
                                                                               ----------              ----------

                                                                               $2,429,410              $2,533,952
                                                                               ==========              ==========

    See accompanying notes to condensed consolidated financial statements.

                              QUANTUM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                                                     Nine Months Ended
                                                                            December 31,             December 26,
                                                                                   2000                     1999
                                                                              ---------                ---------
    Cash flows from operating activities:
       Net income                                                             $ 140,269                $   1,524
       Adjustments to reconcile net income to net cash
        provided by operations:
          Special charge                                                         (5,844)                  33,779
          Purchased in-process research and development                               -                   37,000
          Depreciation                                                           66,688                   73,651
          Amortization                                                           23,359                   23,268
          Deferred income taxes                                                  (1,222)                     391
          Compensation related to stock plans                                    14,281                    2,356
       Changes in assets and liabilities:
          Accounts receivable                                                    32,736                   10,367
          Inventories                                                           (42,390)                  77,909
          Accounts payable                                                      (99,100)                 (22,215)
          Income taxes payable                                                   22,519                   (3,014)
          Accrued warranty                                                        2,202                   23,604
          Other assets and liabilities                                           (7,227)                   6,786
                                                                              ---------                ---------
    Net cash provided by operating activities                                   146,271                  265,406
                                                                              ---------                ---------

    Cash flows from investing activities:
       Investment in equity securities                                          (28,353)                       -
       Purchases of marketable securities                                             -                  (37,890)
       Maturities of marketable securities                                        2,032                   55,831
       Acquisition of intangible assets                                               -                   (2,500)
       Investment in property and equipment                                     (60,641)                 (66,155)
                                                                              ---------                ---------
    Net cash used in investing activities                                       (86,962)                 (50,714)
                                                                              ---------                ---------

    Cash flows from financing activities:
       Proceeds from long-term credit facilities                                      -                   10,000
       Principal payments on long-term credit facilities                           (743)                 (28,759)
       Purchases of treasury stock                                             (240,848)                (265,877)
       Proceeds from factoring                                                  100,000
       Payments on factoring                                                    (70,000)
       Proceeds from issuance of common stock, net                               36,263                   31,751
                                                                              ---------                ---------
    Net cash used in financing activities                                      (175,328)                (252,885)
                                                                              ---------                ---------

    Decrease in cash and cash equivalents                                      (116,019)                 (38,193)
    Cash and cash equivalents at beginning of period                            918,262                  772,368
                                                                              ---------                ---------
    Cash and cash equivalents at end of period                                $ 802,243                $ 734,175
                                                                              =========                =========

    Supplemental disclosure of cash flow information:
       Cash paid during the period for:
          Interest                                                            $  14,332                $  14,535
          Income taxes, net of (refunds)                                      $  14,054                $  27,145
  Tangible and intangible assets acquired for shares of DSS
   and HDD common stock, net of cash acquired and liabilities
   assumed                                                                            -                $ 104,698


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

2. Recapitalization

On July 23, 1999, the Company's stockholders approved a tracking stock proposal. As a result, Quantum's Certificate of Incorporation was amended and restated, effective as of the close of business on August 3, 1999, designating two new classes of Quantum Corporation common stock, DLT & Storage Systems group ("DSS") common stock, $.01 par value per share and Hard Disk Drive group ("HDD") common stock, $.01 par value per share. On August 3, 1999, each authorized share of Quantum common stock, $.01 par value per share, was exchanged for one share of DSS stock and one-half share of HDD stock. These two securities are intended to track separately the performance of the DLT & Storage Systems group and the Hard Disk Drive group.

3. Securitized Assets

HDD has an asset securitization program with Capital Factors Inc., under which the Company borrows against eligible accounts receivable, on a with recourse basis. At December 31, 2000, $37.5 million of accounts receivable were securitized under this program. Given the recourse nature of this arrangement, the securitized accounts receivable are included within the accounts receivable balance, with a loan of $30 million being included in other liabilities.

4. Inventories

Inventories consisted of the following:
(In thousands)
                                         December 31,            March 31,
                                                2000                 2000
                                         ------------            --------
   Materials and purchased parts            $ 71,298             $ 49,206
   Work in process                            26,964               42,323
   Finished goods                            168,427              132,296
                                            --------             --------
                                            $266,689             $223,825
                                            ========             ========

5. Net Income (Loss) Per Share


DSS stock and HDD stock were created as a result of the recapitalization on August 3, 1999. Subsequent to this date, net income (loss) per share was computed individually for DSS and HDD. Prior to that date net income (loss) per share was calculated on a consolidated basis.

The following tables set forth the computation of basic and diluted net income
(loss) per share:



(In thousands, except per share
data)                              Three Months Ended           Three Months Ended
                                    December 31, 2000            December 26, 1999
                                 ---------------------        ----------------------
                                  DSSG            HDDG           DSSG          HDDG
                                 ---------    --------        ---------     --------

Numerator:
 Numerator for basic and
 diluted net income (loss) per
 share - income (loss)
 available to common
 stockholders                      $47,519        $(3,284)     $ 50,790        $ 5,150
                                   =======        =======      ========        =======
Denominator:
 Denominator for basic net
 income (loss) per share -
 weighted average shares           146,372         76,281       163,072         82,915

 Effect of dilutive securities:
 Outstanding options                 9,857              -         5,010          3,089
                                   -------        -------      --------        -------
 Denominator for diluted net
 income (loss) per share -
 adjusted weighted average
 shares                            156,229         76,281       168,082         86,004
                                   =======        =======      ========        =======
Basic net income (loss) per
share                              $  0.32        $ (0.04)     $   0.31        $  0.06
                                   =======        =======      ========        =======
Diluted net income (loss) per
share                              $  0.30        $ (0.04)     $   0.30        $  0.06
                                   =======        =======      ========        =======


(In thousands, except per share
data)                                  Nine Months Ended              Period from               Period from
                                       December 31, 2000           August 4, 1999 to              April 1,
                                                                   December 26, 1999              1999 to
                                                                                                 August 3,
                                                                                                  1999
                                    ---------------------      -------------------------     ----------------
                                      DSSG           HDDG         DSSG            HDDG           Quantum
                                                                                               Corporation
                                    ---------    --------      ----------      ---------     ----------------
Numerator:
 Numerator for basic and
 diluted net income (loss) per
 share - income (loss)
 available to common
 stockholders                        $135,754         $4,515    $ 63,287        $ (44,500)   $ (17,193)
                                     ========         ======    ========        =========    =========
Denominator:
 Denominator for basic net
 income (loss) per share -
 weighted average shares              148,307         78,354     109,483           55,266      165,788

 Effect of dilutive securities:
 Outstanding options                    7,579          6,199       4,238                -            -
                                     --------         ------    --------        ---------    ---------
 Denominator for diluted net
 income (loss) per share -
 adjusted weighted average
 shares                               155,886         84,553     113,721           55,266      165,788
                                     ========         ======    ========        =========    =========
Basic net income (loss) per
share                                $   0.92         $ 0.06    $   0.58        $   (0.81)   $   (0.10)
                                     ========         ======    ========        =========    =========
Diluted net income (loss) per
share                                $   0.87         $ 0.05    $   0.56        $   (0.81)   $   (0.10)
                                     ========         ======    ========        =========    =========

The computation of diluted net income (loss) per share for DSS, HDD and Quantum for all periods presented, excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of DSS common stock, or 21.587 shares per $1,000 note, and 3,103,076 shares of HDD common stock, or 10.793 shares per $1,000 note, because the effect would have been antidilutive.

Options to purchase 17,432,245 shares of HDD common stock were outstanding at December 31, 2000. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for HDD for the three and nine month periods ended December 31, 2000, because the effect would have been antidilutive.

Options to purchase 26,411,958 shares of Quantum common stock were outstanding at August 3, 1999. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for Quantum for the period April 1, 1999 through August 3, 1999, because the effect would have been antidilutive.

Options to purchase 13,411,973 shares of DSS common stock were outstanding for the three and nine months ended December 31, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

Options to purchase 4,718,007 shares of HDD common stock were outstanding for the nine months ended December 31, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

6. Common Stock Repurchase

During fiscal year 2000, the Board of Directors authorized the Company to repurchase up to $700 million of the Company's common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSS or HDD common stock. An additional $100 million was authorized for repurchase of HDD common stock.

Since the beginning of the authorization through December 31, 2000, the Company has repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for a combined total of $566 million. For the three months ended December 31, 2000, there were no repurchases of common stock.

7. Credit Line

In April 2000, the Company entered into two unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the Company's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At December 31, 2000, there were no outstanding balances drawn on these lines.

8. Litigation

On August 7, 1998, the Company was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 26 U.S. patents, which it asserts that the Company has infringed. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with suits involving Maxtor Corporation and Minebea Company, Ltd. for the purposes of coordinated discovery under multi-district litigation rules. IBM has recently been sued by Papst and has been added to the multi-district proceedings. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

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

9. Special Charges

DLT & Storage Systems Group

During the fourth quarter of fiscal year 2000, DSS recorded a special charge of $40.1 million. The charge was primarily focused on DSS's DLTtape Division and reflected DSS's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTape Division and an acceleration of DSS's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed assets write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

The facilities costs noted above include lease payments for vacant space in a facility in Colorado Springs, Colorado, the write-off of related leasehold improvements and manufacturing equipment, as well as the write-off of certain leasehold improvements at Quantum's facility in Penang, Malaysia, as this space is converted to DSS manufacturing. DSS expects the Colorado facility to be vacated by the end of fiscal year 2001.

The write-off of investments reflects DSS's decision to end its research on certain optical based storage solutions. As a result, DSS has written-off an equity investment and technology licenses related to optical technology.

DSS currently expects a workforce reduction of approximately 900 employees. The reduction in force primarily affects employees at DSS's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of December 31, 2000, 294 employees have been terminated. DSS anticipates that the remaining employees will be terminated by the end of the fourth quarter of fiscal year 2001.

As of December 31, 2000, DSS had incurred cash expenditures of $5 million associated with employee severance and benefits, facilities and other costs. DSS expects to incur additional cash expenditures associated with the plan of approximately $6 million, which will be funded out of operations.

In the third quarter of fiscal year 2001, DSS reversed $7 million as a special charge benefit on the income statement. This reversal is primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

The following tables summarize the activity related to the fourth quarter fiscal year 2000 special charge at December 31, 2000:


(In thousands)                Severance
                                 And      Facilities                 Fixed     Other
                              Benefits      Costs     Investments    Assets    Costs     Total
                              --------      -----     -----------    ------    -----     ------
Special charge provision       $ 7,646      $13,500      $ 13,908   $ 3,163   $ 1,866   $ 40,083
Cash payments                     (956)          --            --        --    (1,102)    (2,058)
Non-cash charges                    --           --       (13,908)   (3,163)       --    (17,071)
                               -------      -------      --------   -------   -------   --------
 Balance at Mar. 31, 2000      $ 6,690      $13,500      $     --   $    --   $   764   $ 20,954
Cash payments                   (2,737)        (105)           --        --       (68)    (2,910)
Non-cash charges                    --       (5,219)           --        --        --     (5,219)
Special charge benefit              --       (7,000)           --        --        --    ( 7,000)
                               -------      -------      --------   -------   -------   --------
 Balance at Dec. 31, 2000      $ 3,953      $ 1,176      $     --   $    --   $   696   $  5,825
                               =======      =======      ========   =======   =======   ========

DSS recorded a special charge of $7 million in the third quarter of fiscal Year 2001. This is a result of DSS's decision to establish a close proximity between its design and manufacturing operations in order to accelerate time-to-market for future products within its DLTtape drive product family. This will impact engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions will be transitioned to Boulder, Colorado. The special charge is related to severance and benefits associated with terminated employees affected by this plan.

DSS currently expects a workforce reduction of approximately 200 employees. As of December 31, 2000, 43 employees have been terminated, representing $0.4 million in cash expenditures. DSS anticipates that the remaining employees will be terminated by the end of the fourth quarter of fiscal year 2001. DSS expects to incur additional cash expenditures associated with the plan of approximately $6.6 million, which will be funded out of operations.

The following table summarizes activity related to the third quarter fiscal year 2001 special charge through December 31, 2000:


(In thousands)                   Severance
                                    And
                                  Benefits

Special charge provision          $7,000
Cash payments                       (358)
                                  ------
Balance at Dec. 31, 2000          $6,642
                                  ======


Hard Disk Drive Group

During the second quarter of fiscal year 2000, HDD recorded a special charge of $59.4 million. The charge reflected HDD's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with streamlining HDD's logistics model in order to create a faster and more flexible fulfillment system, changes in customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to streamlining the global logistics model and changes in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

The facilities costs noted above include lease payments on facilities to be vacated in and around Milpitas, California and Singapore, the write-off of related leasehold improvements, and other maintenance expenses associated with the vacated facilities. The affected facilities were vacated by the end of the third quarter of fiscal year 2001.

Subsequent to the end of the second quarter fiscal year 2000, HDD revised its estimate of costs required to implement the restructuring plan. HDD estimated that severance and benefits, inventory and other costs, which included the disposition of additional capital assets, would be more than previously estimated as a result of the planned changes in the customer service strategy. HDD also estimated that costs associated with vacating leased facilities would be less than previously estimated as a result of disposing of a major facility earlier than previously expected. Accordingly, HDD reallocated amounts between these categories during the second half of fiscal year 2000.

In the second quarter of fiscal year 2001, HDD reversed $15.9 million as a special charge benefit on the statement of operations. This reversal was primarily due to negotiated lease cancellations and reduced severance and benefits due to the attrition and redeployment of certain employees.

In connection with the charge, HDD currently expects a workforce reduction of approximately 513 employees, down from the original expectation of 600 employees. In addition, approximately 100 open and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDD's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. As of December 31, 2000, 513 employees have been terminated. The reserve balance remaining, primarily represents outstanding costs for outplacement services.

As of December 31, 2000, HDD had incurred $10 million in cash expenditures associated with employee severance and benefits, facilities and other costs. HDD expects to incur additional cash expenditures associated with the plan of approximately $5 million.

The following table summarizes activity related to the special charge at December 31, 2000.


(In thousands)                       Severance
                                        And         Facilities                       Other
                                      Benefits        Costs         Inventory        Costs            Total
                                      --------        -----         ---------        -----            -----
Special charge provision                $ 7,833        $26,359        $ 13,214        $12,000        $ 59,406
Cash Payments                            (3,906)        (1,394)              -         (1,663)         (6,963)
Non-cash charges                              -         (5,646)        (15,588)        (8,800)        (30,034)
Adjustments                               1,166         (7,852)          2,374          4,312               -
                                        -------        -------        --------        -------        --------
Balance at March 31, 2000               $ 5,093        $11,467        $      -        $ 5,849          22,409
Cash Payments                            (2,459)          (561)              -           (281)         (3,301)
Non-cash charges                              -         (1,650)              -          3,344           1,694
Special charge benefit                   (2,284)        (7,787)              -         (5,844)        (15,915)
                                        -------        -------        --------        -------        --------
Balance at December 31, 2000            $   350        $ 1,469        $      -        $ 3,068        $  4,887
                                        =======        =======        ========        =======        ========

10. Comprehensive Income

Accumulated other comprehensive income on the condensed consolidated balance sheets consists of unrealized gains (losses) on available for sale investments and foreign currency translation adjustments. Total comprehensive income , net of tax, for the three and nine months ended December 31, 2000 and December 26, 1999, is presented in the following table:


(In thousands)                               Three Months Ended                       Nine Months Ended
                                     ------------------------------------     -----------------------------------
                                      December 31,          December 26,        December 31,        December 26,
                                          2000                  1999                2000                1999
                                     --------------       ---------------     --------------      ---------------
Net income                              $  44,235            $ 55,896           $ 140,269            $  1,524
Other comprehensive income -
  Unrealized gain (loss) on
    investments, net                       (7,290)             17,568             (15,230)             17,568
  Foreign currency translation
    adjustments                              (908)               (176)             (3,110)                597
                                        ---------            --------           ---------            --------

Comprehensive income                    $  36,037            $ 73,288           $ 121,929            $ 19,689
                                        =========            ========           =========            ========

11.  Business Segment Information


Quantum Corporation's reportable segments are its two business groups, the Hard Disk Drive group and the DLT & Storage Systems group. HDD consists of desktop and high-end hard disk drives. DSS consists of DLTtape(TM) drives and media, Enterprise Solutions' autoloaders, libraries and solid state storage systems, and Snap's network attached storage solutions. The Company markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

The Company evaluates segment performance based on net profit or loss not including non-recurring gains or losses. Segment assets include those items that can be specifically identified with or reasonably allocated to a particular segment. Results for the Company's reportable segments for the three and nine months ended December 31, 2000 and December 26, 1999 are presented in the following table:

(In millions)
                                                                 Three Months Ended
                                  --------------------------------------------------------------------------------
                                               December 31, 2000                       December 26, 1999
                                  ------------------------------------------  ------------------------------------
                                         HDD            DSS       Total               HDD          DSS     Total
                                         ---            ---       -----               ---          ---     -----
Revenue from external customers          $709           $369      $1,078              $888         $366     $1,254
Intersegment revenues                                      -                             1            -          1
Segment operating profit (loss)            (9)            74          65                 5           86         91

(In millions)
                                                                  Nine Months Ended
                                  ---------------------------------------------------------------------------------
                                               December 31, 2000                          December 26, 1999
                                               -----------------                          ------------------
                                        HDD           DSS         Total              HDD           DSS        Total
                                        ---           ---         -----              ---           ---        -----
Revenue from external customers        $2,386         $1,098      $3,484            $2,409        $1,053     $3,462
Intersegment revenues                      10              -          10                 1             -          1
Segment operating profit (loss)            (7)           210         203              (215)          230         15

(In millions)                                    Three Months Ended                 Nine Months Ended
                                         ---------------------------------  --------------------------------
                                          December 31,       December 26,    December 31,     December 26,
                                              2000               1999            2000             1999
                                              ----               ----            ----             ---
Income reconciliation:
Total unit operating income                $     65           $     91         $    203         $     15

Unallocated amounts:
Interest and other income                         4                  2               16                8
                                           --------           --------         --------         --------

 Income before income taxes                $     69           $     93         $    219         $     23
                                           ========           ========         ========         ========

12.   Pending Events

On October 3, 2000, the Company entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDD in an all-stock transaction. The merger agreement provides that HDD's stockholders will receive 1.52 shares of Maxtor common stock for every share of HDD common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected to be completed in early calendar 2001. The transaction is expected to be tax-free to Quantum and its stockholders. This transaction is subject to the approval of the stockholders of both companies and other customary conditions.

If the combination is completed,
a. Quantum's DLT & Storage Systems Group will operate as a legally separate, stand-alone company that will be known as Quantum Corporation;

b. DSS stockholders will continue to hold on a one-for-one basis, shares of the then-independent company comprising all of the operations and assets of the Quantum DLT & Storage Systems Group;

c. Outstanding Quantum HDD stock options, whether vested or unvested, and Quantum HDD restricted stock subject to repurchase, held by individuals other than employees transferred to the combined Maxtor-HDD company and former service providers, will be converted into Quantum DSS options and Quantum DSS restricted stock. All unvested Quantum DSS stock options held by employees who are either transferred to the combined Maxtor-HDD company or who are terminated in connection with the merger will be converted into shares of Quantum DSS restricted stock;

d.   Quantum intends to sever approximately 600 employees.

These expectations are forward-looking statements and actual results may differ.

On October 24, 2000, the Company announced plans to make its server appliances subsidiary an independent, publicly-traded company called Snap Appliances, Inc. On October 30, 2000, Snap Appliances filed a registration statement with the Securities and Exchange Commission for the initial public offering ("IPO") of its common stock. Immediately following an IPO, Quantum expects to own at least 80% of Snap Appliances' outstanding common stock. Quantum intends to distribute these shares to DSS stockholders subject to receiving a favorable IRS ruling and Board of Directors approval. After the IPO, the remaining DSS business will be comprised of two business groups, Enterprise Solutions and DLTtape.

13. Subsequent Event

On February 7, 2001, Quantum announced that it signed a definitive agreement to acquire M4 Data (Holdings) Ltd., a privately held data storage company based in the United Kingdom. The acquisition enables Quantum to leverage M4 Data's complementary products and technologies to enhance the range of storage solutions offered to enterprise customers. M4 Data provides high performance tape automation products for the data storage market

Under the terms of the agreement, Quantum will acquire all the outstanding stock of M4 Data for approximately $56 million in consideration, including $13.4 million in cash, with the balance split between debt and equity. The purchase agreement also includes additional contingent consideration based on the achievement of future performance goals. The acquisition is expected to close by March 31, 2001, pending various tax and regulatory approvals and other customary closing conditions. The acquisition will be accounted for as a purchase, and Quantum expects that a portion of the purchase price will be assigned to in-process research and development, which will be expensed upon completion of the acquisition.

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

Business Description

Quantum operates its business through two separate business groups: the DLT & Storage Systems group ("DSS") and the Hard Disk Drive group ("HDD") as described in their respective sections of this report.

On October 3, 2000, the Company entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDD in an all-stock transaction. The merger agreement provides that HDD's stockholders will receive 1.52 shares of Maxtor common stock for every share of HDD common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected to be completed in early calendar 2001. The transaction is expected to be tax-free to Quantum stockholders. This transaction is subject to the approval of the stockholders of both companies and other customary conditions.

On October 24, 2000 the Company announced plans to make its server appliances subsidiary an independent, publicly-traded company called Snap Appliances, Inc. On October 30, 2000 Snap Appliances filed a registration statement with the Securities and Exchange Commission for the initial public offering ("IPO") of its common stock. Immediately following the IPO, Quantum expects to own at least 80% of Snap Appliances' outstanding common stock. Quantum intends to distribute these shares to Quantum DSS stockholders subject to receiving a favorable IRS ruling and Board of Directors approval. After the IPO, the remaining DSS business will be comprised of two business groups, Enterprise Solutions and DLTtape.

Results of Operations

Revenue. Revenue in the three and nine months ended December 31, 2000 was $1.078 billion and $3.484 billion, respectively, compared to $1.254 billion and $3.462 billion, respectively, for the corresponding periods in fiscal year 2000. The decrease in revenue in the three months ended December 31, 2000 reflected decreased revenue from sales of desktop hard disk drives, partially offset by increased revenue from sales of storage systems and DLTtape media royalties, both reaching record highs in the three and nine month periods.

The decreased revenue in the three month period reflected decreased shipments of desktop hard disk drives in conjunction with lower average unit prices. Units were lower than expected in the three months ended December 31, 2000 due to specific component shortage. The increase in high-end hard disk drive revenue was the result of higher sales volume due to the improved penetration of HSD's current generation Atlas V and Atlas 10K II products in the market.

The increase in storage systems revenue reflected an increase in shipments of tape libraries and enterprise solutions products, and shipments of network attached storage systems following the acquisition of Meridian Data, Inc. in September 1999. The increase in DLTtape media royalties reflected an increase in sales of DLTtape media cartridges at licensed media manufacturers for which DSS earns a royalty fee. The overall increase in sales of DLTtape media cartridges reflected sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives. The nine month period also reflected increased revenue from sales of DLTtape drives as a result of increased shipments, partially offset by a decline in the average unit price.

Sales to our top five customers in the three and nine months ended December 31, 2000 represented 45% and 46% of revenue, respectively, compared to 48% and 47% of revenue, respectively, for the corresponding periods in fiscal year 2000. Sales to Compaq were 15% and 14% of revenue in the three and nine months ended December 31, 2000, respectively, compared to 13% and 12% of revenue, respectively, for the corresponding periods in fiscal year 2000, including sales to Digital Equipment. Sales to Dell Computer Corporation were less than 10% and 10% of revenue in the three and nine months ended December 31, 2000, respectively, compared to less than 10% of revenue in the corresponding periods in fiscal year 2000. Sales to Hewlett-Packard Company were less than 10% of revenue in the three and nine months ended December 31, 2000, respectively, compared to 11% and 12% of revenue, respectively, in the corresponding periods in fiscal year 2000.

Sales to computer equipment manufacturers and distribution channel customers were 56% and 35% of revenue, respectively, in the three months ended December 31, 2000, compared to 65% and 29%, respectively, in the three months ended December 26, 1999. For the nine months ended December 31, 1999, computer equipment manufacturer and distribution channel sales were 61% and 31% of revenue, respectively, compared to 61% and 33% of revenue, respectively, for the corresponding period in fiscal year 2000. The remaining revenue in the three and nine months ended December 31, 2000 represented media royalty revenue, sales to value added resellers and direct sales, and in the three and nine months ended December 26, 1999, represented media royalty revenue and sales to value added resellers.

Gross Margin Rate. The gross margin rate in the three months ended December 31, 2000 increased to 24.8% from 21.4% in the three months ended December 26, 1999. The gross margin rate for the first nine months of fiscal year 2000 was 22.6%, compared to 16.9% in the corresponding period in fiscal year 2000.

The gross margin rate in the nine month period of fiscal year 2001 reflected the impact of a $15.8 million special charge benefit. The benefit was primarily due to negotiated lease cancellations and reduced severance and benefits due to the redeployment of employees. The gross margin excluding the impact of the benefit was 22.2% in the nine month period ended December 31, 2000. The gross margin rate in the nine month period of fiscal year 2000 reflected the impact of a $57.1 million special charge as discussed below. The gross margin rate excluding the impact of the charge was 18.5% in the nine month period ended December 26, 1999.

Excluding the impact of the special benefit and charge, the increase in the gross margin rate in the three and nine month periods reflected increased revenue from storage systems and DLTtape media royalties, which have significantly higher margins than our hard disk drive products. The increase also reflected higher margins earned on high-end hard disk drives. This was partially offset by the decline in gross margins earned on desktop hard disk drives in the nine month period, and the decline in gross margins earned on DLTtape drives in the three and nine month periods, reflecting lower average unit prices on both. The increase in the gross margin rate in the three month period also reflected higher margins earned on desktop hard disk drives reflecting the transition to new lower cost, higher margin products, cost reductions associated with the special charge and the strong desktop PC market.

Research and Development Expenses. Research and development expenses in the three and nine months ended December 31, 2000, were $98 million, or 9.1% of revenue, and $284 million, or 8.1% of revenue, respectively, compared to $86 million, or 6.9% of revenue, and $269 million, or 7.8% of revenue, respectively, for the corresponding periods of fiscal year 2000. The increase in research and development expenses reflect the inclusion of Snap Appliances' expenses, which were only partially included in the prior year periods as the acquisition occurred on September 10, 1999. Other increases to R&D spending were pre-production builds of the next generation drive, Consumer Electronics' expansion and the development of the microdrive.

Sales and Marketing Expenses. Sales and marketing expenses in the three and nine months ended December 31, 2000, were $65 million, or 6.1% of revenue, and $193 million, or 5.5% of revenue, respectively, compared to $56 million, or 4.5% of revenue, and $165 million, or 4.8% of revenue, respectively, for the corresponding periods of fiscal year 2000. The increase in sales and marketing expenses reflected the inclusion of Snap Appliances expenses, which were only partially included in the prior year periods as the acquisition occurred on September 10, 1999. In addition to the acquisition of Snap, sales and marketing expenses increased while building market awareness for the Snap products, category awareness for NAS applications and infrastructure expansion of ATL. This was partially offset by a decrease in advertising expenses within the hard disk drive business.

General and Administrative Expenses. General and administrative expenses in the three and nine months ended December 31, 2000, were $33 million, or 3.0% of revenue, and $103 million, or 2.9% of revenue, respectively, compared to $36 million, or 2.8% of revenue, and $95 million, or 2.8% of revenue, respectively, for the corresponding periods of fiscal year 2000. The decrease in general and administrative expenses for the three month period year over year reflects the impact of a provision for bad debt due to the bankruptcy of a distributor in the third quarter of fiscal year 2000. Overall, the increase in general and administrative expenses for the nine month period year on year reflect the inclusion of Snap Appliances expenses, which were only partially included in the prior year periods as the acquisition occurred on September 10, 1999, increased expenses associated with DLTtape libraries and the expansion of ATL's infrastructure.

Purchased In-process Research and Development Expense. DSS expensed purchased in-process research and development of $37 million, as a result of the Meridian
(Snap) acquisition in the second quarter ended September 10, 1999.

Merger Expenses.   During the third quarter of fiscal year 2001, HDD recorded expenses of $6.4 million associated with the Maxtor-Quantum proposed merger. The merger costs were primarily associated with legal, accounting and underwriter fees.

Special Charge - HDD. During the second quarter of fiscal year 2000, HDD recorded a special charge of $59.4 million. The charge reflected HDD's strategy to modify the hard disk drive business to more closely align product development and our operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with streamlining HDD's logistics model in order to create a faster and more flexible fulfillment system, changes in customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to streamlining the global logistics model and changes in customer service strategy, $7.8 million in severance and benefits for terminated employees and approximately $12 million in other costs associated with the plan.

HDD is proceeding according to plan and expects to realize more than $100 million in cost savings per year, beginning this fiscal year. The majority of the savings are expected in cost of revenue as a result of a more efficient distribution system and reduced customer service costs, with the remaining savings in research and development, as a result of the consolidation of product development programs. As compared to fiscal year 2000, HDD expects operating expenses to be relatively flat in fiscal year 2001, with increased investments in disk drive and other storage products, primarily reflected in research and development, offsetting the operating cost savings resulting from the special charge. These expectations are forward-looking statements and actual results may differ.

In the second quarter of fiscal year 2001, HDD reversed $15.9 million as a special charge benefit on the statement of operations. This reversal was primarily due to negotiated lease cancellations and reduced severance and benefits due to attrition and redeployment of certain employees. In addition, fixed assets that were intended to be written-off are now being utilized elsewhere in the organization as a result of technology and product roadmap plan.

Special Charge - DSS. During the fourth quarter of fiscal year 2000, DSS recorded a special charge of $40.1 million. The charge was primarily focused on DSS's DLTtape Division reflected DSS's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape Division and an acceleration of DSS's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

In the third quarter of fiscal year 2001, DSS reversed $7 million as a special charge benefit on the statement of operations. This reversal was primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

DSS recorded a special charge of $7 million in the third quarter of fiscal year 2001. This is a result of DSS's decision to establish a close proximity between the design and manufacturing operations in order to accelerate time-to-market for future products within its DLTtape drive product family. This will impact engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions will be transitioned to Boulder, Colorado. The special charge is related to severance and benefits associated with terminated employees affected by this plan.

DSS is proceeding according to plan and expects to realize annual cost savings from the plans of approximately $50 million, beginning upon full implementation of the plans at the end of fiscal year 2001. Approximately $25 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs, with the remaining amount in operating expenses, primarily research and development, as a result of ending research on certain optical-based storage solutions and a reduction in headcount. As compared to fiscal year 2000, DSS expects operating expenses to increase because of increased investments in storage systems products and marketing in fiscal year 2001 and as a result of including the Snap Appliances' operations for a full year following the acquisition of Meridian in September 1999. These expectations are forward-looking statements and actual results may differ.

Interest and Other Income/Expense. Net interest and other income for the three and nine months ended December 31, 2000 were $4.3 million and $15.8 million, respectively, compared to $2.9 million and $8.0 million, respectively for the corresponding periods of fiscal year 2000. The increase reflected increased interest income as a result of a higher average cash balance and higher interest rates.

Income Taxes. The Company's effective tax rate on income excluding nondeductible merger costs for the three and nine months ended December 31, 2000, was 33% and 35%, respectively, as compared to an effective benefit rate of 40% and 36%, respectively, for the corresponding periods in the prior year. The fiscal year 2001 effective tax rate reflects an increase in foreign earnings, which are taxed at less than the U.S. rate.

Liquidity and Capital Resources.

Cash, cash equivalents and marketable securities were $808 million at December 31, 2000 compared to $950 million at March 31, 2000. The Company used cash in the nine months ended December 31, 2000 to purchase $241 million of treasury stock, as discussed below. Other uses of cash included $60 million for investments in property and equipment. The Company generated approximately $146 million of cash from operations, primarily related to net income and non-cash expenses, partially offset by changes in other assets and liabilities and a decrease in accounts payable and an increase in inventories. Other sources of cash were $36 million in proceeds from the issuance of common stock and $30 million in proceeds from accounts receivable factoring.

The accounts receivable factoring resulted from an asset securitization program that HDD has with with Capital Factors Inc, under which the Company borrows against eligible accounts receivable on a with recourse basis. At December 31, 2000, $37.5 million of accounts receivable were securitized under the program. Because of the with recourse nature of the arrangement, the securitized accounts receivable are included within the accounts receivable balance, with a loan of $30 million being included in other liabilities.

During fiscal year 2000, the Board of Directors authorized the Company to repurchase up to $700 million of the Company's common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSS or HDD common stock. An additional $100 million was authorized for repurchase of HDD common stock. Under these authorizations, as of December 31, 2000, the Company had repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for a combined total of $566 million. During the first nine months of fiscal year 2001, the Company repurchased 13.5 million shares of DSS common stock and 10 million shares of HDD common stock for a combined total of $241 million.

In April 2000, the Company entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the Company's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At December 31, 2000, there were no outstanding balances drawn on these lines.

The Company expects to spend approximately $88 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the disk drive, tape drive and storage solutions businesses, research and development, and general corporate operations.

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

The Company is exposed to equity price risk on its investment in TiVo, Inc. common stock. The Company does not attempt to reduce or eliminate its market exposure on this security. The Company entered into a strategic alliance with TiVo in fiscal year 1999 to supply hard disk drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. At December 31, 2000, the fair market value of the Company's investment was approximately $5 million. As TiVo is a relatively new company and has introduced a new product in the consumer electronics market, the Company does not believe it is possible to reasonably estimate any future price movement of TiVo common stock.

In addition, Quantum's operating results are expected to be affected by charges to be incurred in connection with the merger of HDD and Maxtor. See "Trends and Uncertainties Relating to the DLT & Storage System Group" and "Trends and Uncertainties Relating to the Hard Disk Drive Group" in this report.

Item 1.   Financial Statements

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                    CONDENSED COMBINED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                                        Three Months Ended                           Nine Months Ended
                                               December 31,          December 26,           December 31,           December 26,
                                                       2000                  1999                   2000                   1999
                                                   --------              --------             ----------             ----------
Product revenue                                  $  309,294            $  316,959             $  934,404             $  920,340
Royalty revenue                                      59,977                48,821                162,802                133,282
                                                 ----------            ----------             ----------             ----------

Total revenue                                       369,271               365,780              1,097,206              1,053,622
Cost of revenue                                     205,861               201,692                616,123                567,678
                                                 ----------            ----------             ----------             ----------

   Gross profit                                     163,410               164,088                481,083                485,944

Operating expenses:
   Research and development                          31,412                31,322                 99,142                 89,527
   Sales and marketing                               39,027                30,821                114,840                 82,810
   General and administrative                        19,316                16,376                 56,727                 46,013
   Purchased in-process research
      and development                                     -                     -                      -                 37,000
                                                 ----------            ----------           ------------             ----------
                                                     89,755                78,519                270,709                255,350

   Income from operations                            73,655                85,569                210,374                230,594

Other income (expense):
   Interest income and other, net                     4,767                 3,797                 14,928                 13,967
   Interest expense                                  (4,174)               (4,716)               (13,187)               (14,372)
                                                 ----------            ----------           ------------             ----------
                                                        593                  (919)                 1,741                   (405)

Income before income taxes                           74,248                84,650                212,115                230,189
Income tax provision                                 26,729                33,860                 76,361                106,874
                                                 ----------            ----------             ----------             ----------

Net income                                         $ 47,519              $ 50,790             $  135,754             $  123,315
                                                 ==========            ==========             ==========             ==========

       See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                       CONDENSED COMBINED BALANCE SHEETS
                                 (In thousands)


                                                                             December 31,               March 31,
                                                                                     2000                    2000
                                                                             ------------              ----------
                                                                              (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                                   $  376,718              $  336,720
   Marketable securities                                                            1,099                   2,032
   Accounts receivable, net of allowance for
      doubtful accounts of $4,011 and $3,492                                      258,577                 214,107
   Inventories                                                                    107,044                 101,478
   Deferred taxes                                                                  54,668                  54,669
   Other current assets                                                            62,269                  38,424
                                                                               ----------              ----------

Total current assets                                                              860,375                 747,430

Property and equipment, net of accumulated
   depreciation of $109,800 and $80,997                                            84,479                  78,137
Intangible assets, net                                                            234,252                 248,288
Other assets                                                                       26,350                  12,149
                                                                               ----------              ----------

                                                                               $1,205,456              $1,086,004
                                                                               ==========              ==========

Liabilities and Group Equity
----------------------------
Current liabilities:
   Accounts payable                                                            $  115,215              $   94,596
   Accrued warranty                                                                58,882                  52,593
   Accrued compensation                                                            44,684                  36,379
   Income taxes payable                                                            68,632                       -
   Accrued special charge                                                          12,467                  20,954
   Current portion of long-term debt                                                  801                     689
   Due to the Hard Disk Drive group                                                     -                  30,100
   Other accrued liabilities                                                       42,376                  27,749
                                                                               ----------              ----------

Total current liabilities                                                         343,057                 263,060

Deferred taxes                                                                     33,603                  13,578
Long-term debt                                                                     24,617                  25,225
Convertible subordinated debt                                                     191,667                 191,667
Group equity                                                                      612,512                 592,474
                                                                               ----------              ----------

                                                                               $1,205,456              $1,086,004
                                                                               ==========              ==========

      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (unaudited

                                                                                        Nine Months Ended
                                                                              December 31,              December 26,
                                                                                      2000                      1999
                                                                                 ---------                 ---------
Cash flows from operating activities:
   Net income                                                                    $ 135,754                 $ 123,315
   Adjustments to reconcile net income to net cash provided by operations:
      Purchased in-process research and development                                      -                    37,000
      Depreciation                                                                  30,022                    24,812
      Amortization                                                                  20,803                    20,334
      Deferred income taxes                                                              2                      (107)
      Compensation related to stock plans                                            9,819                     1,593
   Changes in assets and liabilities:
      Accounts receivable                                                          (44,569)                   28,346
      Inventories                                                                   (5,092)                   23,380
      Accounts payable                                                              20,619                    20,801
      Income taxes payable                                                          68,632                         -
      Accrued warranty                                                               6,289                    13,304
      Other assets and liabilities                                                 (27,156)                  (20,797)
                                                                                 ---------                 ---------
Net cash provided by operating activities                                          215,123                   271,981
                                                                                 ---------                 ---------

Cash flows from investing activities:
   Investment in equity securities                                                 (14,343)                        -
   Purchases of marketable securities                                                    -                    (4,523)
   Maturities of marketable securities                                               2,032                     7,764
   Acquisition of intangible assets                                                      -                    (2,500)
   Investment in property and equipment                                            (37,191)                  (26,812)
                                                                                 ---------                 ---------
Net cash used in investing activities                                              (49,502)                  (26,071)
                                                                                 ---------                 ---------

Cash flows from financing activities:
   Proceeds from long-term credit facilities                                             -                     6,667
   Principal payments on long-term credit facilities                                  (496)                  (19,173)
   Inter-group payment for common stock issued                                           -                    (2,835)
   Purchases of treasury stock                                                    (146,251)                 (246,187)
   Proceeds from issuance of common stock, net                                      21,124                    24,515
                                                                                 ---------                 ---------
Net cash used in financing activities                                             (125,623)                 (237,013)
                                                                                 ---------                 ---------

Increase in cash and cash equivalents                                               39,998                     8,897
Cash and cash equivalents at beginning of period                                   336,720                   272,643
                                                                                 ---------                 ---------
Cash and cash equivalents at end of period                                       $ 376,718                 $ 281,540
                                                                                 =========                 =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                   $   9,470                 $   9,656
      Income taxes, net of (refunds)                                             $  11,224                 $   7,367
 Tangible and intangible assets acquired for shares of DSS and
      HDD common stock, net of cash acquired and liabilities assumed
                                                                                         -                 $ 101,863

      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                          DLT & STORAGE SYSTEMS GROUP

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

                                  (unaudited)



1.  Basis of Presentation


The accompanying unaudited condensed combined financial statements of the DLT & Storage Systems group ("DSS"), together with the unaudited condensed combined financial statements of the Hard Disk Drive group ("HDD"), include all of the accounts in the unaudited condensed consolidated financial statements of Quantum. The separate group unaudited condensed combined financial statements give effect to the accounting policies applicable with the implementation of the tracking stock proposal. The separate DSS and HDD financial statements have been prepared on a basis that management believes to be reasonable and appropriate and include (i) the historical balance sheets, results of operations, and cash flows of businesses that comprise each of the groups, with all significant intragroup transactions and balances eliminated, (ii) in the case of DSS's financial statements, corporate assets and liabilities of Quantum and related transactions identified with DSS, including allocated portions of Quantum's debt and selling, general and administrative costs, and (iii) in the case of HDD's financial statements, corporate assets and liabilities of Quantum and related transactions identified with HDD, including allocated portions of Quantum's debt and selling, general and administrative costs. Intergroup transactions and balances are not eliminated in the separate financial statements of DSS or HDD.

The condensed combined financial statements of the DLT & Storage Systems Group provide DSS stockholders with financial information about the DLT & Storage Systems group operations. Holders of DSS stock and HDD stock are Quantum stockholders and are subject to all of the risks of an investment in Quantum and all of Quantum's businesses, assets and liabilities. Quantum retains ownership and control of all of the assets and operations of each group. Financial effects arising from one group that affect Quantum's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the other group's stock. Any net losses of DSS or HDD, and dividends or distributions on, or repurchases of HDD stock, at a price per share greater than par value, will reduce the funds of Quantum legally available for payment of dividends on DSS stock. As a result, DSS's condensed combined financial statements should be read in conjunction with Quantum's condensed consolidated financial statements and HDD's condensed combined financial statements. The condensed combined balance sheet of DSS as of March 31, 2000 has been derived from the audited financial statements of DSS included in Quantum's Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

2.  Inventories

Inventories consisted of the following:
   (In thousands)

                                                 December 31,     March 31,
                                                        2000          2000
                                                 -----------      --------
   Materials and purchased parts                    $ 64,917      $ 41,819
   Work in process                                    25,611        37,024
   Finished goods                                     16,516        22,635
                                                    --------      --------
                                                    $107,044      $101,478
                                                    ========      ========

3.  Common Stock Repurchase

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of Quantum's common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSS or HDD common stock. An additional $100 million was authorized for repurchase of HDD common stock.

Since the beginning of the authorization through December 31, 2000, Quantum has repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for a combined total of $566 million. For the three months ended December 31, 2000, there were no repurchases of common stock.

4.  Credit Line

In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At December 31, 2000, there were no outstanding balances drawn on these lines.

5.  Special Charge

During the fourth quarter of fiscal year 2000, DSS recorded a special charge of $40.1 million. The charge was primarily focused on DSS's DLTtape Division and reflected DSS's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTape Division and an acceleration of DSS's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed assets write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

The facilities costs noted above include lease payments for vacant space in a facility in Colorado Springs, Colorado, the write-off of related leasehold improvements and manufacturing equipment, as well as the write-off of certain leasehold improvements at Quantum's facility in Penang, Malaysia, as this space is converted to DSS manufacturing. DSS expects that the Colorado facility will be vacated by the end of fiscal year 2001.

The write-off of investments reflects DSS's decision to end its research on certain optical based storage solutions. As a result, DSS has written-off an equity investment and technology licenses related to optical technology.

DSS currently expects a workforce reduction of approximately 900 employees. The reduction in force primarily affects employees at DSS's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of December 31, 2000, 294 employees have been terminated. DSS anticipates that the remaining employees will be terminated by the end of the fourth quarter of fiscal year 2001.

As of December 31, 2000, DSS had incurred cash expenditures of $5 million associated with employee severance and benefits, facilities and other costs. DSS expects to incur additional cash expenditures associated with the plan of approximately $6 million, which will be funded out of operations.

In the third quarter of fiscal year 2001, DSS reversed $7 million as a special charge benefit on the income statement. This reversal is primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

The following tables summarize the activity related to the fourth quarter fiscal year 2000 special charge through December 31, 2000:


 (In thousands)                    Severance
                                      And     Facilities                  Fixed     Other
                                   Benefits      Costs     Investments    Assets    Costs      Total
                                   --------   ----------   -----------    ------    -----      -----
 Special charge provision           $ 7,646      $13,500      $ 13,908   $ 3,163   $ 1,866   $ 40,083
 Cash payments                         (956)          --            --        --    (1,102)    (2,058)
 Non-cash charges                        --           --       (13,908)   (3,163)       --    (17,071)
                                    -------      -------      --------   -------   -------   --------
    Balance at Mar. 31, 2000        $ 6,690      $13,500      $     --   $    --   $   764   $ 20,954
 Cash payments                       (2,737)        (105)           --        --       (68)    (2,910)
 Non-cash charges                        --       (5,219)           --        --        --     (5,219)
 Special charge benefit                  --       (7,000)           --        --        --    ( 7,000)
                                    -------      -------      --------   -------   -------   --------
    Balance at Dec. 31, 2000        $ 3,953      $ 1,176      $     --   $    --   $   696   $  5,825
                                    =======      =======      ========   =======   =======   ========

DSS recorded a special charge of $7 million in the third quarter of fiscal year 2001. This is a result of DSS's decision to establish a close proximity between its design and manufacturing operations in order to accelerate time-to-market for future products within its DLTtape drive product family. This will impact engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions will be transitioned to Boulder, Colorado. The special charge is related to severance, benefits and costs associated with terminated employees affected by this plan.

DSS currently expects a workforce reduction of approximately 200 employees. As of December 31, 2000, 43 employees have been terminated, representing $0.4 million in cash expenditures. DSS anticipates that the remaining employees will be terminated by the end of the fourth quarter of fiscal year 2001. DSS expects to incur additional cash expenditures associated with the plan of approximately $6.6 million, which will be funded out of operations.

The following table summarizes activity related to the third quarter fiscal year 2001 special charge at December 31, 2000:

(In thousands)                   Severance
                                    And
                                  Benefits

Special charge provision           $7,000
Cash payments                        (358)
Non-cash charges                       --
Special charge benefit                 --
                                   ------
Balance at Dec. 31, 2000           $6,642
                                   ------


6. Comprehensive Income

Accumulated other comprehensive income included in group equity on the condensed combined balance sheets of the DLT & Storage System group consists of foreign currency translation adjustments. Total comprehensive income for the three months and nine months ended December 31, 2000 and December 26, 1999 is presented in the following table:


(In thousands)                          Three Months Ended                     Nine Months Ended
                                   -------------------------------        -------------------------------
                                   December 31,       December 26,        December 31,       December 26,
                                       2000               1999                2000               1999
                                   ------------       ------------        ------------       ------------
Net income                           $ 47,519             $50,790           $135,754            $123,315
Other comprehensive income -                                   --                                     --
   Foreign currency
    translation adjustments              (175)                 --               (408)                 --
                                     --------             -------           --------            --------

Comprehensive income                 $ 47,344             $50,790           $135,346            $123,515
                                     ========             =======           ========            ========


7. Pending Events

On October 3, 2000, Quantum entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDD in an all-stock transaction. The merger agreement provides that HDD's stockholders will receive 1.52 shares of Maxtor common stock for every share of HDD common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected to be completed in early 2001. The transaction is expected to be tax-free to Quantum and its stockholders. This transaction is subject to the approval of stockholders of both companies and other customary conditions.

If the combination is completed,
a. Quantum's DLT & Storage Systems Group will operate as a legally separate, stand-alone company that will be known as Quantum Corporation;

b. DSS stockholders will continue to hold on a one-for-one basis, shares of the then-independent company comprising all of the operations and assets of the Quantum DLT & Storage System Group;

c. Outstanding Quantum HDD stock options, whether vested or unvested, and Quantum HDD restricted stock subject to repurchase, held by individuals other than employees transferred to the combined Maxtor-HDD company and former service providers, will be converted into Quantum DSS options and Quantum DSS restricted stock. All unvested Quantum DSS stock options held by employees who are either transferred to the combined Maxtor-HDD company or who are terminated in connection with the merger will be converted into shares of Quantum DSS restricted stock;

d.  Quantum intends to sever approximately 600 employees.

These expectations are forward-looking statements and actual results may differ.

On October 24, 2000, Quantum announced plans to make its server appliances subsidiary an independent, publicly-traded company called Snap Appliances, Inc. On October 30, 2000, Snap Appliances filed a registration statement with the Securities and Exchange Commission for the initial public offering ("IPO") of its common stock. Immediately following the IPO, Quantum will own at least 80% of Snap Appliances' outstanding common stock. Quantum intends to distribute these shares to DSS stockholders subject to receiving a favorable IRS ruling and Board of Directors approval. After the IPO, the remaining DSS business will be comprised of two business groups, Enterprise Solutions and DLTtape.


8. Subsequent Event

On February 7, 2001, Quantum announced that it signed a definitive agreement to acquire M4 Data (Holdings) Ltd., a privately held data storage company based in the United Kingdom. The acquisition enables Quantum to leverage M4 Data's complementary products and technologies to enhance the range of storage solutions offered to enterprise customers. M4 Data provides high performance tape automation products for the data storage market.

Under the terms of the agreement, Quantum will acquire all the outstanding stock of M4 Data for approximately $56 million in consideration, including $13.4 million in cash, with the balance split between debt and equity. The purchase agreement also includes additional contingent consideration based on the achievement of future performance goals. The acquisition is expected to close by March 31, 2001, pending various tax and regulatory approvals and other customary closing conditions. The acquisition will be accounted for as a purchase, and Quantum expects that a portion of the purchase price will be assigned to in-process research and development, which will be expensed upon completion of the acquisition.

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


Business Overview

The DLT & Storage Systems group ("DSS") designs, develops, manufactures, licenses and markets DLTtape/TM/ drives, DLTtape media cartridges and storage solutions. DSS's storage solutions consist of DLTtape libraries, network attached storage solutions, solid state storage systems and service. Digital Linear Tape, or DLTtape, is DSS's half-inch tape technology that is the industry standard for mid-range UNIX and NT system backup and archive applications. DSS recently introduced a new family of tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs. Super DLTtape technology is an extension of the DLTtape technology product set. Super DLTtape continues to build on generations of DLTtape success while ensuring compatibility with previous DLTtape formats.

DSS's tape libraries are part of our Enterprise Solutions business and serve the entire tape library data storage market from desktop computers to enterprise class computers. DSS offers a broad line of automated tape libraries that are used to manage, store and transfer data in enterprise networked computing environments.

DSS is a leading provider of network attached storage, or NAS, solutions for workgroups. DSS's NAS appliances offer a combination of interoperability, reliability, ease of use and cost-effectiveness that we believe is better suited to the storage needs of workgroups than other storage alternatives. Our Snap Server appliances utilize our optimized hardware and proprietary operating system, the Snap OS, to enable our customers to add additional storage capacity to a network quickly, inexpensively and conveniently. The target end-users for Snap Server appliances are workgroups within small to large organizations and application service providers and Internet service providers.

DLTtape drives store data on DLTtape media cartridges. Historical use of DLTtape drives has shown that drives use many media cartridges per year. DSS's DLTtape media cartridges are manufactured and sold by licensed third party manufacturers. DSS receives a royalty fee on DLTtape media cartridges sold by its licensees which, while resulting in lower revenue than DLTtape media sold directly by DSS, generates comparable income from operations. DSS prefers to sell a substantial portion of DLTtape media cartridge through its license model because this minimizes DSS's operational risks and expenses and provides an efficient distribution channel. Currently, approximately 85% of media sales occur through this license model.

On October 24, 2000, Quantum announced plans to make its server appliances subsidiary an independent, publicly-traded company called Snap Appliances, Inc. On October 30, 2000 Snap Appliances filed a registration statement with the Securities and Exchange Commission for the initial public offering ("IPO") of its common stock. Immediately following the IPO, Quantum expects to own at least 80% of Snap Appliances' outstanding common stock. Quantum intends to distribute these shares to DSS stockholders subject to receiving a favorable IRS ruling and Board of Directors approval. After the IPO, the remaining DSS business will be comprised of two business groups, Enterprise Solutions and DLTtape.


Products

     The DLT & Storage Systems group's products include:

     DLT:
     ----
     . Super DLTtape(TM) drives. DSS recently introduced a new family of tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs. The mid-range market including workgroup and department servers, large corporate departments and mid-size automated libraries will see a drive with a native capacity of 110GB (220GB compressed) and a sustained transfer rate of 11MB per second (22MB compressed). In response to high performance enterprise needs, DSS also offers a Super DLTtape drive with a sustained transfer rate of greater than 16MB per second (32MB compressed). Super DLTtape drives are expected to begin volume shipment in the first half of calendar year 2001.

     . DLTtape drives. DSS currently offers three tape drive products--the
       DLT8000, the DLT7000 and the DLT4000. The DLT8000 provides a combination of 40GB of native capacity (80GB compressed) and a sustained data transfer rate of 6MB per second (12MB compressed). The DLT7000 provides a combination of 35GB of native capacity (70GB compressed) and a sustained data transfer rate of 5MB per second (10MB compressed). The DLT4000 provides a combination of 20GB of native capacity (40GB compressed) and a sustained data transfer rate of 1.5MB per second (3MB compressed).

     . DLTtape media cartridges. The DLTtape family of half-inch tape media cartridges is designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed). DSS's half-inch tape cartridges take advantage of shorter wavelength recording schemes to ensure read compatibility with future generations of DLTtape drives. The tape itself features a special high-grade metal particle formula that reduces tape and head wear. The result is tape that delivers a proven one million passes with a negligible impact on soft error rates and a 30-year archival life. DSS has qualified the one supplier of Super DLTtape media and is currently qualifying others; the tape will include enhanced features to support Super DLTtape products.

   Storage Solutions:
   ------------------

   . Tape libraries. DSS offers a broad line of automated DLTtape libraries that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. DSS's tape libraries range from its tape autoloaders which accommodate a single DLTtape drive and up to 280GB of storage capacity to the P6000 series library which features Prism Library Architecture(TM) and can be configured in multiple units to scale up to
     22.8 terabytes of storage capacity. In addition, DSS offers WebAdmin(TM), the industry's first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease.

   . Solid state storage systems. DSS offers two families of solid state storage systems--the Rushmore(TM) Ultra series and the Rushmore eSystem Accelerators. The Rushmore Ultra Solid State Disks are available in capacities ranging from 268MB to 3.2GB and have data access times of less than 50 microseconds, 100 to 200 times faster than magnetic hard disk drives. The Rushmore eSystem Accelerator is a comprehensive set of hardware, tools, services and consulting bundled into one package. With capacities ranging from 536MB to 3.2GB, the Rushmore eSystem Accelerator delivers data access times of less than 25 microseconds, more than 18,000 accesses to information per second for time-critical applications.

   . Network attached storage solutions. DSS's Snap! Server(TM) family of network attached storage appliances, include the Snap Server 1000, Snap Server 2000, and Snap Server 4100, including storage capacities ranging from 15GB to 240GB. Snap Servers connect directly to a network and can be easily and seamlessly integrated with other network devices. To install a Snap Server, a user simply connects the appliance to a network and a power source and then turns on the appliance. The entire installation process can take less than five minutes and does not require an information technology professional. The Snap OS includes a file system that can simultaneously function in a variety of operating environments, including Apple MacOS, Linux, Microsoft Windows, Novell Netware and UNIX. The Snap hardware includes motherboards with standard components, hard disk drives, memory and processors. The Snap Server 1000 features 15GB or 30GB of storage capacity, one disk drive, and a 3.5 pound desktop or portable form factor. The Snap Server 2000 features 60GB of storage capacity, two disk drives, desktop form factor, and RAID 0, 1. The Snap Server 4100 features 120GB or 240GB of storage capacity, four disk drives, 1U rack form factor, and RAID 0, 1 and 5.


Results of Operations

Revenue. Revenue in the three and nine months ended December 31, 2000 was $369 million and $1.097 billion, respectively, compared to $366 million and $1.054 billion, respectively, for the corresponding periods in fiscal year 2000. The increase in revenue reflected increased sales of DLTtape libraries and Snap servers, and increased DLTtape media royalties. Sales of tape libraries reached a record high in the third quarter of fiscal year 2001. Sales of Snap Server network attached storage appliances also reached a record high without comparable sales in the prior year nine month period, as DSS's sales of Snap servers resulted from the acquisition of Meridian in September 1999. The increase in units of DLTtape media cartridges sold reflects sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives. The increase in DLTtape media royalties reflected an increase in the sales of DLTtape media cartridges by licensed media manufacturers for which DSS earns a royalty fee. Revenue from sales of DLTtape drives declined, reflecting decreased shipments and a decline in average unit prices due to competitive pricing.

The table below summarizes the components of DSS's revenue in the three and nine months ended December 31, 2000 and December 26, 1999:

(in millions)              Three Months Ended                       Nine Months Ended
                     --------------------------------        --------------------------------
                     December 31,        December 26,        December 31,        December 26,
                         2000                1999                2000                1999
                     ------------        ------------        ------------        ------------
DLT drives             $    187           $     215            $    598           $     654
DLT media                    28                  42                  90                 105
DLT royalty                  60                  49                 163                 133
Storage systems             116                  82                 326                 231
Intra-group
 elimination*               (22)                (22)                (80)                (69)
                       --------           ---------            --------           ---------

   Revenue             $    369           $     366            $  1,097           $   1,054
                       ========           =========            ========           =========

* Represents intra-group sales of DLTtape drives for incorporation into DSS's tape libraries.

Sales to the top five customers in the three and nine months ended December 31, 2000 represented 42% and 44% of revenue, respectively, compared to 49% and 48% of revenue, respectively, for the corresponding periods in fiscal year 2000. Sales to Compaq were 19% and 18% of revenue in the three and nine months ended December 31, 2000, respectively, compared to 22% and 21% of revenue, respectively, in the corresponding periods in fiscal year 2000, including sales to Digital Equipment. Sales to Hewlett Packard were 10% and 12% of revenue in the three and nine months ended December 31, 2000, respectively, compared to less than 10% and 13% of revenue, respectively, in the corresponding periods in fiscal year 2000.

Sales to computer equipment manufacturers and distribution channel customers were 59% and 15% of revenue, respectively, in the three months ended December 31, 2000, compared to 62% and 17% of revenue, respectively, in the three months ended December 26, 1999. For the nine months ended December 31, 2000, computer equipment manufacturer and distribution channel sales were 60% and 15% of revenue, respectively, compared to 64% and 16% of revenue, respectively, in the corresponding period of fiscal year 2000. The remaining revenue in the three and nine months ended December 31, 2000 represented media royalty revenue, sales to value-added resellers and direct sales, and in the three and nine months ended December 26, 1999, represented media royalty revenue and sales to value-added resellers.

Gross Margin Rate. The gross margin rate in the three months ended December 31, 2000, was 44.3%, compared to 44.9% in the three months ended December 26, 1999. The gross margin rate for the first nine months of fiscal year 2001 was 43.8% compared to 46.1% for the corresponding period of fiscal year 2000. The decrease reflected lower DLTtape drive margins as a result of price declines, partially offset by an increase in the proportion of overall revenue represented by DLTtape media royalty revenue.

Research and Development Expenses.    Research and development expenses in the
three and nine months ended December 31, 2000, were $31 million, or 8.5% of revenue, and $99 million, or 9% of revenue, respectively, compared to $31 million, or 8.6% of revenue, and $90 million, or 8.5% of revenue, respectively, in the corresponding periods of fiscal year 2000. The increase in the nine month period reflected the inclusion of Snap Appliances' expenses for the entire period. These expenses were not comparatively included in the prior year nine month period as the Meridian acquisition occurred on September 10, 1999.

Sales and Marketing Expenses.   Sales and marketing expenses in the three and
nine months ended December 31, 2000, were $39 million, or 10.5% of revenue, and $115 million, or 10.4% of revenue, respectively, compared to $31 million, or 8.4% of revenue, and $83 million, or 7.9% of revenue, respectively, in the corresponding periods of fiscal year 2000. The increase in the three month period was the result of additional marketing expense to build category awareness for NAS applications and brand awareness for the Snap server product line. The increase in the nine month period reflected the inclusion of Snap Appliances' expenses for the entire period and an increase in sales and marketing costs associated with the expansion of our Enterprise Solutions' business. Snap Appliances' expenses were not comparatively included in the prior year nine month period as the Meridian acquisition occurred on September 10, 1999.

General and Administrative Expenses. General and administrative expenses in the three and nine months ended December 31, 2000, were $19 million, or 5.1% of revenue, and $57 million, or 5.1% of revenue, respectively, compared to $16 million, or 4.5% of revenue, and $46 million, or 4.4% of revenue, respectively, in the corresponding periods of fiscal year 2000. The increase in general and administrative expenses in the three month period reflected increased Enterprise Solutions and Snap expenses. The increase in the nine month period reflected the inclusion of Snap Appliances' expenses for the entire period and increased Enterprise Solutions expenses. Snap Appliances' expenses were not comparatively included in the prior year nine month period as the Meridian acquisition occurred on September 10, 1999.

Purchased In-process Research and Development Expense. DSS expensed purchased in-process research and development of $37 million, as a result of the Meridian acquisition in the second quarter ended September 26, 1999.

Special Charge. During the fourth quarter of fiscal year 2000, DSS recorded a special charge of $40.1 million. The charge was primarily focused on DSS's DLTtape Division and reflected DSS's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape Division and an acceleration of DSS's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

expenses, primarily research and development, as a result of ending research on certain optical-based storage solutions. As compared to fiscal year 2000, DSS expects operating expenses to increase because of increased investments in storage systems products and marketing in fiscal year 2001 and as a result of including the Snap Appliances' operations for a full year following the acquisition of Meridian in September 1999. These expectations are forward-looking statements and actual results may differ.

In the third quarter of fiscal year 2001, DSS reversed $7 million as a special charge benefit on the income statement. This reversal was primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

DSS recorded a special charge of $7 million in the third quarter of fiscal year 2001. This is a result of DSS's decision to establish a close proximity between its design and manufacturing operations in order to accelerate time-to-market for future products within its DLTtape drive product family. This will impact engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions will be transitioned to Boulder, Colorado. The special charge is related to severance and benefits associated with terminated employees affected by this plan.

DSS is proceeding according to plan and expects to realize annual cost savings from the plans of approximately $50 million, beginning upon full implementation of the plans at the end of fiscal year 2001. Approximately $25 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs, with the remaining amount in operating expenses, primarily research and development, as a result of ending research on certain optical-based storage solutions and a reduction in headcount. As compared to fiscal year 2000, DSS expects operating expenses to increase because of increased investments in storage systems products and marketing in fiscal year 2001 and as a result of including the Snap Appliances' operations for a full year following the acquisition of Meridian in September 1999. These expectations are forward-looking statements and actual results may differ.

Interest and Other Income/Expense. Net interest and other income/expense for the three and nine months ended December 31, 2000 was $0.6 million income and $1.7 million income, respectively, compared to $0.9 million expense and $0.4 million expense, respectively, for the corresponding periods of fiscal year 2000. The turnabout of expense to income reflected increased interest income as a result of higher average cash balances and higher interest rates.

Income Taxes. DSS's effective tax rate for the three and nine months ended December 31, 2000 and December 26, 1999, was 36% and 40%, respectively. The decrease in the fiscal year 2001 effective tax rate reflects an increase in foreign earnings, which are taxed at less than the U.S. rate.

Liquidity and Capital Resources

DSS cash, cash equivalents and marketable securities were $378 million at December 31, 2000 compared to $339 million at March 31, 2000. DSS used cash in the nine months ended December 31, 2000 to purchase $146 million of treasury stock, as discussed below. Other uses of cash included approximately $37 million for investments in property and equipment. DSS generated cash from operations of $215 million, primarily reflecting net income, increases in income taxes payable and accounts payable, partially offset by increases in other assets and accounts receivable. Other sources of cash included $21 million from the issuance of common stock.

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of Quantum's common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSS or HDD common stock. An additional $100 million was authorized for repurchase of HDD common stock.

Under these authorizations, as of December 31, 2000, Quantum had repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for a combined total of $566 million. During the first nine months of fiscal year 2001, Quantum repurchased 13.5 million shares of DSS common stock and 10 million shares of HDD common stock for a combined total of $241 million.

In April 2000, Quantum entered into two unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At December 31, 2000, there were no outstanding balances drawn on these lines.

DSS expects to spend approximately $55 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the introduction and manufacturing of Super DLTtape products; manufacturing DLTtape drives in its new location, Penang, Malaysia; and DSS's general infrastructure.

DSS believes that its existing capital resources, including the credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet DSS's expectations.

In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available on terms favorable to Quantum, if at all.

Trends and Uncertainties Relating to the DLT & Storage Systems Group

Holders of DSS stock remain stockholders of Quantum Corporation, which, prior to the completion of the merger of HDD and Maxtor, includes common stock of HDD, and therefore, financial effects on HDD could adversely affect DSS.

Holders of DSS stock and HDD stock are stockholders of a single company. DSS and HDD are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Quantum and all of its businesses, assets and liabilities. The issuance of DSS stock and HDD stock and the allocation of assets and liabilities and stockholders' equity between DSS and HDD did not result in a distribution or spin-off to stockholders of any Quantum assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we attribute to the other group.

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

The split-off of Quantum HDD may be determined not to be tax-free, which would result in Quantum or its stockholders, or both, incurring a substantial tax liability.

Maxtor and Quantum have agreed not to request a ruling from the Internal Revenue Service (the "IRS"), or any state tax authority confirming that the structure of the combination of Maxtor with Quantum HDD will not result in any federal income tax or state income or franchise tax to Quantum, the newly formed subsidiary of Quantum or the holders of Quantum HDD common stock. Instead, Maxtor and Quantum have agreed to effect the split-off and the merger on the basis of an opinion from Ernst & Young LLP, Quantum's tax advisors, and a tax opinion insurance policy issued by a syndicate of major insurance companies covering up to $340 million of tax loss to Quantum caused by the split-off and merger.


If Quantum incurs non-insured tax as a result of the split-off, Quantum's financial condition and operating results could be negatively affected.

If the split-off was determined to be taxable to Quantum, Quantum would not be able to recover the tax either from Maxtor or under the insurance policy under the following circumstances:

 .    If the tax loss was not covered by the policy because it fell under one of two exclusions described above, insurance proceeds would not be available to cover the loss.
 .    If the tax loss was caused by Quantum's own acts or those of a third party that made the split-off taxable (for instance, an acquisition of control of Quantum during the two year period following the closing). Maxtor would not be obligated to indemnify Quantum for the tax.
 .    If Maxtor was obligated to indemnify Quantum for the tax but was not able to make the payment, Quantum would nevertheless be obligated, as the taxpayers to make the payment.

In any of these circumstances, the tax payments due from Quantum could be substantial. In order to pay the tax, Quantum would have to either deplete its existing cash resources or borrow money to cover its tax obligation. Quantum's payment of the tax prior to Maxtor's payment to it under Maxtor's indemnification obligations, or in circumstances where those obligations do not apply, could harm Quantum's business, financial condition and operating results.


Quantum may be harmed as a result of operating solely as a DLTtape and storage solutions business.

Quantum's operations have consisted of the DLTtape and storage solutions business and the hard disk drive business. Operating results of the Quantum DSS business alone may be adversely affected by the loss of one or more of the following benefits that Quantum HDD has contributed to Quantum:

 .    The ability to leverage the expertise of Quantum HDD in areas related to
     Quantum HDD's core competency in hard disk drives;
 .    The opportunity to jointly develop various products, such as online storage solutions
 .    The ability to more effectively enable and cost reduce data storage solutions;
 .    Use of the goodwill and brand recognition associated with Quantum HDD;
 .    The benefit of Quantum as a whole having a larger market capitalization related to the two tracking stocks;
 .    Diversification associated with a single company serving the DLTtape, storage solutions and hard disk drive markets;

Maxtor's failure to perform under the indemnification agreement in connection with Quantum's convertible debt would harm Quantum's business.

Maxtor has agreed to assume responsibility for payments on up to $95,833,000 of Quantum's convertible debt. If Maxtor fails to indemnify Quantum under the indemnification agreement for Maxtor's portion of the convertible debt, Quantum could experience a material adverse effect on its business and financial performance.

Risks related to the Quantum DSS business following the merger.

 .    Quantum's DSS business may experience difficulty attracting and retaining quality employees, which may hurt its ability to operate its business effectively.

     The ability of Quantum DSS to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified technical and managerial personnel. The combination of Quantum DSS and Quantum HDD has resulted in faster growth and greater scale for Quantum. After the split-off and merger, without the benefits of a combined business, Quantum DSS may not experience the same success in attracting quality employees. Competition for qualified personnel is intense. There is a risk that some key employees will depart as a result of the split-off and merger. In addition, the announcement of the proposed split-off of Quantum HDD may impede Quantum DSS ability to attract new employees. Lack of success in attracting qualified employees could lead to lower than expected operating results and delays in the introduction of new products and could have a negative effect on the ability of Quantum DSS to support customers.

 .    The historical financial information of Quantum DSS may not be representative of its future results as a separate company.

     The historical financial information of Quantum DSS does not necessarily reflect what its financial position, operating results, and cash flows would have been had it been a separate, stand-alone entity during the periods presented. In addition, the historical information is not necessarily indicative of what its operating results, financial position and cash flows will be in the future. Quantum DSS has not made adjustments to reflect many significant changes that may occur in its cost structure, funding and operations as a result of its separation from Quantum HDD, including changes in its employee base, legal structure, costs associated with reduced economics of scale, marketing expenses related to establishing a new brand identify, and costs associated with being a public stand-alone company.

 .    Quantum may incur additional special charges as a result of the merger.

     Although Maxtor has agreed to hire or pay severance for up to 535 current Quantum corporate division employees, the Quantum DSS business may determine that the Quantum infrastructure, including employees and assets, after the merger is not in alignment with the requirements of the Quantum DSS business. Such a determination could result in significant charges attributable to hiring or terminating Quantum employees or undertaking the acquisition or divestiture of certain assets, which could adversely impact the operating results of the Quantum DSS business.

If the contemplated combination of the HDD business with Maxtor is not successfully completed, this could have a negative impact on Quantum's results of operations.

Though Quantum has publicly announced that it currently intends to combine its HDD business with Maxtor, the transaction remains subject to the approval of Maxtor and Quantum stockholders, and other customary conditions. If the transaction is not consummated, Quantum's results of operations could be negatively impacted due to, among other things, market, customer and employee perception of the terminated transaction.

The HDD merger could result in substantial compensation charges to Quantum.

Outstanding Quantum HDD stock options, whether vested or unvested, and Quantum HDD restricted stock subject to repurchase, held by individuals other than employees transferred to the combined Maxtor-HDD company and former service providers, will be converted into Quantum DSS options and Quantum DSS restricted stock. All unvested Quantum DSS stock options held by employees who are either transferred to the combined Maxtor-HDD company or who are terminated in connection with the merger will be converted into shares of Quantum DSS restricted stock. This conversion, while intended to preserve the existing value of the converted securities, will result in a compensation charge and dilution to Quantum DSS. In addition, Quantum DSS restricted stock subject to repurchase held by employees who are transferred to the combined Maxtor-HDD company will remain restricted stock held by those employees. Based on current stock and option values and an estimate of Quantum employees to be terminated or transferred to the combined company, Quantum estimates that the transaction will result in dilution to the remaining DSS business of approximately 6 to 7 million shares and non-cash special compensation charges to be approximately $94 million to $134 million, based on low and high HDD and DSS per share common stock prices, respectively, since the beginning of October 2000, of $7.9375 and $12.75 for HDD common stock, and $11.3125 and $16.125 for DSS common stock.

Competition may increase in the tape drive market as a result of large competitors introducing tape drive products based on new technology standards.

DSS competes with companies that develop, manufacture, market and sell tape drive products. DSS's principal competitors include Exabyte Corporation, Hewlett-Packard, Seagate Technology, Inc., Sony Corporation and Storage Technology Corporation. These competitors are aggressively trying to develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM Corporation and Seagate have formed a consortium to develop new linear tape drive products. DSS expects products based on this developing technology standard to target the high-capacity data back-up market and to compete with DSS's products based on Super DLTtape technology. Such competition could have a material adverse impact on DSS's operating results.

DSS's operating results depend on new product introductions, which may not be successful.

To compete effectively, DSS must improve existing products and introduce new products, such as products based on Super DLTtape technology and network attached storage appliances. DSS cannot assure you that:

 .    It will introduce any of these new products in the time frame DSS currently forecasts;

 .    It will not experience technical or other difficulties that could prevent or delay the introduction of these new products;

 .    Its new products will achieve market acceptance;

 .    Its new products will be successfully or timely qualified with DSS's customers by meeting customer performance and quality specifications. A successful and timely customer qualification must occur before customers will place large product orders; or

 .    It will achieve high volume production of these new products in a timely manner, if at all.

These risks are magnified because DSS expects that technological changes, changes in customer requirements and increasing competition could result in declining sales and gross margins on its existing products.

Reliance on a limited number of third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems.

DSS depends on a limited number of suppliers for components and sub-assemblies, including recording heads, media cartridges and integrated circuits, all of which are essential to the manufacture of DLTtape drives and tape libraries.

DSS currently purchases the DLTtape media cartridges it sells primarily from Fuji Photo Film Co., Ltd. and Hitachi Maxell, Ltd. DSS cannot provide assurance that Fuji or Maxell will continue to supply an adequate number of high quality media cartridges in the future. If component shortages occur, or if DSS experiences quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased. In addition, DSS qualifies only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

DSS's main supplier of tape heads is located in China. Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs, delays in shipment and could have an adverse impact on DSS's operating results.

DSS's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance.

DSS's quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, you should not use DSS's past quarterly operating results to predict future performance. Quarterly operating results could be adversely affected by:

 .    An inadequate supply of DLTtape media cartridges;

 .    Customers canceling, deferring or rescheduling significant orders as a result of excess inventory levels or other factors;

 .    Declines in network server demand;

 .    Failure to complete shipments in the last month of a quarter during which a substantial portion of DSS's products are typically shipped; or

 .    Increased competition.

A majority of sales come from a few customers and these customers have no minimum or long-term purchase commitments.

DSS's sales are concentrated with a few customers. Customers are not obligated to purchase any minimum product volume and DSS's relationships with its customers are terminable at will. The loss of, or a significant change in demand from, one or more key customers could materially adversely impact DSS's operating results.

Unpredictable end-user demand, combined with the computer equipment manufacturer trend toward carrying minimal inventory levels, increases the risk that DSS will manufacture and custom configure too much or too little inventory for particular customers. Significant excess inventory could result in inventory write-downs and losses, while inventory shortages could adversely impact DSS's relationship with its customers, either of which could adversely impact DSS's operating results.

DSS does not control licensee pricing or licensee sales of DLTtape media cartridges and as a result DSS's royalty revenue may decline.

DSS receives a royalty fee based on sales of DLTtape media cartridges by Fuji and Maxell. Under DSS's license agreements with Fuji and Maxell, each of the licensees determines the pricing and number of units of DLTtape media cartridges sold by it. In addition, other companies may begin to sell DLTtape media cartridges under license agreements. As a result, DSS's royalty revenue will vary depending upon the level of sales and prices set by Fuji, Maxell and potentially other licensees. In addition, lower licensee pricing could require DSS to lower its prices on direct sales of DLTtape media cartridges, which would adversely impact DSS's margins for this product.

Third party infringement claims could result in substantial liability and significant costs.

From time to time, third parties allege DSS's infringement of and need for a license under their patented or other proprietary technology. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject DSS to substantial liabilities and require it to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome.

Power outages which currently impact companies with facilities in California may adversely affect Quantum's California facilities.

Quantum conducts operations in the state of California and relies on a continuous power supply to conduct operations. California's current energy crisis could disrupt Quantum's operations and increase expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, Quantum may be temporarily unable to continue operations at its facilities. Any such interruption in Quantum's ability to continue operations at its facilities could delay the development of products and manufacturing processes. Future interruptions could damage Quantum's reputation and could result in lost revenue, either of which could harm Quantum's business and results of operations. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, Quantum's operating expenses will likely increase which will have a negative effect on Quantum's operating results.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Quantum's Annual Report on Form 10-K for the year ended March 31, 2000.

In addition, Quantum's operating results are expected to be affected by charges to be incurred in connection with the merger of HDD and Maxtor. See "Trends and Uncertainties Relating to the DLT & Storage System Group."

Item 1.  Financial Statements

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)


                                                        Three Months Ended                   Nine Months Ended
                                                December 31,       December 26,        December 31,        December 26,
                                                       2000               1999                2000                1999
                                                   --------           --------          ----------          ----------
Revenue                                            $708,565           $889,024          $2,395,925          $2,409,729
Cost of revenue - on net sales                      604,597            784,645           2,104,102           2,254,856
Cost of revenue - special charge (benefit)                -                  -             (15,825)             57,068
                                                   --------           --------          ----------          ----------

   Gross profit                                     103,968            104,379             307,648              97,805

Operating expenses:
   Research and development                          66,478             55,012             184,638             179,693
   Sales and marketing                               26,380             25,229              78,267              81,920
   General and administrative                        13,314             19,177              45,946              49,254
   Special charge (benefit)                               -                  -                 (90)              2,338
   Merger costs                                       6,359                  -               6,359                   -
                                                   --------           --------          ----------          ----------
                                                    112,531             99,418             315,120             313,205

   Income (loss) from operations                     (8,563)             4,961              (7,472)           (215,400)

Other income (expense):
   Interest income and other, net                     6,591              6,154              21,644              15,541
   Interest expense                                  (2,866)            (2,357)             (7,541)             (7,127)
                                                   --------           --------          ----------          ----------
                                                      3,725              3,797              14,103               8,414

Income (loss) before income taxes                    (4,838)             8,758               6,631            (206,986)
Income tax provision (benefit)                       (1,554)             3,608               2,116             (85,265)
                                                   --------           --------          ----------          ----------

Net income (loss)                                  $ (3,284)          $  5,150          $    4,515          $ (121,721)
                                                   ========           ========          ==========          ==========

      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                       CONDENSED COMBINED BALANCE SHEETS
                                (In thousands)
                                  (unaudited)

                                                                              December 31,               March 31,
                                                                                     2000                    2000
                                                                               ----------              ----------
                                                                              (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                                   $  425,525              $  581,542
   Marketable securities                                                            4,664                  30,048
   Accounts receivable, net of allowance for
      doubtful accounts of $15,623 and $19,618                                    317,813                 395,118
   Inventories                                                                    159,645                 122,347
   Due from the DLT & Storage Systems group                                             -                  30,100
   Deferred taxes                                                                  88,876                  78,713
   Other current assets                                                            43,243                  58,356
                                                                               ----------              ----------

Total current assets                                                            1,039,766               1,296,224

Property and equipment, net of accumulated
   depreciation of $230,231 and $218,674                                          148,468                 158,548
Intangible assets, net                                                                  -                   1,915
Other assets                                                                       35,720                  21,361
                                                                               ----------              ----------

                                                                               $1,223,954              $1,478,048
                                                                               ==========              ==========

Liabilities and Group Equity
----------------------------
Current liabilities:
   Accounts payable                                                            $  255,895              $  375,614
   Accrued warranty                                                                42,880                  46,967
   Accrued compensation                                                            44,876                  54,073
   Income taxes payable (receivable)                                               (1,829)                 44,284
   Accrued special charge                                                           4,887                  22,409
   Current portion of long-term debt                                                  401                     344
   Other accrued liabilities                                                      110,024                  77,596
                                                                               ----------              ----------

Total current liabilities                                                         457,134                 621,287

Deferred taxes                                                                     40,534                  41,758
Long-term debt                                                                     12,309                  12,613
Convertible subordinated debt                                                      95,833                  95,833
Group equity                                                                      618,144                 706,557
                                                                               ----------              ----------

                                                                               $1,223,954              $1,478,048
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

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                                                             Nine Months Ended
                                                                                   December 31,              December 26,
                                                                                          2000                      1999
                                                                                     ---------                 ---------
    Cash flows from operating activities:
       Net loss                                                                      $   4,515                 $(121,721)
       Adjustments to reconcile net loss to net cash provided by
        (used in) operations:
          Special charge                                                                (5,844)                   33,779
          Depreciation                                                                  36,666                    48,839
          Amortization                                                                   2,556                     2,934
          Deferred income taxes                                                         (1,224)                      498
          Compensation related to stock plans                                            4,462                       763
       Changes in assets and liabilities:
          Accounts receivable                                                           77,305                   (17,979)
          Inventories                                                                  (37,298)                   54,459
          Accounts payable                                                            (119,719)                  (43,016)
          Income taxes payable                                                         (46,113)                   (3,014)
          Accrued warranty                                                              (4,087)                   10,300
          Other assets and liabilities                                                  19,929                    27,583
                                                                                     ---------                 ---------
    Net cash used in operating activities                                              (68,852)                   (6,575)
                                                                                     ---------                 ---------

    Cash flows from investing activities:
       Investment in equity securities                                                 (14,010)                        -
       Purchases of marketable securities                                                    -                   (33,367)
       Maturities of marketable securities                                                   -                    48,067
       Investment in property and equipment                                            (26,281)                  (39,343)
       Proceeds from disposition of property and equipment                               2,831                         -
                                                                                     ---------                 ---------
    Net cash used in investing activities                                              (37,460)                  (24,643)
                                                                                     ---------                 ---------

    Cash flows from financing activities:
       Proceeds from long-term credit facilities                                             -                     3,333
       Principal payments on long-term credit facilities                                  (247)                   (9,586)
       Inter-group proceeds for common stock issued                                          -                     2,835
       Purchases of treasury stock                                                     (94,597)                  (19,690)
       Proceeds from factoring                                                         100,000                         -
       Payments on factoring                                                           (70,000)                        -
       Proceeds from issuance of common stock, net                                      15,139                     7,236
                                                                                     ---------                 ---------
    Net cash used in financing activities                                              (49,705)                  (15,872)
                                                                                     ---------                 ---------

    Decrease in cash and cash equivalents                                             (156,017)                  (47,090)
    Cash and cash equivalents at beginning of period                                   581,542                   499,725
                                                                                     ---------                 ---------
    Cash and cash equivalents at end of period                                       $ 425,525                 $ 452,635
                                                                                     =========                 =========

    Supplemental disclosure of cash flow information:
       Cash paid during the period for:
          Interest                                                                   $   4,862                 $   4,879
          Income taxes                                                               $   2,830                 $  19,778

      See accompanying notes to condensed combined financial statements.

                              QUANTUM CORPORATION

                             HARD DISK DRIVE GROUP

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (unaudited)



1.  Basis of Presentation


The accompanying unaudited condensed combined financial statements of the Hard Disk Drive group ("HDD"), together with the unaudited condensed combined financial statements of the DLT & Storage Systems group ("DSS"), include all of the accounts in the unaudited condensed consolidated financial statements of Quantum. The separate group unaudited condensed combined financial statements give effect to the accounting policies applicable with the implementation of the tracking stock proposal. The separate HDD and DSS financial statements have been prepared on a basis that management believes to be reasonable and appropriate and include (i) the historical balance sheets, results of operations, and cash flows of businesses that comprise each of the groups, with all significant intragroup transactions and balances eliminated, (ii) in the case of HDD's financial statements, corporate assets and liabilities of Quantum and related transactions identified with HDD, including allocated portions of Quantum's debt and selling, general and administrative costs, and (iii) in the case of DSS's financial statements, corporate assets and liabilities of Quantum and related transactions identified with DSS, including allocated portions of Quantum's debt and selling, general and administrative costs. Intergroup transactions and balances are not eliminated in the separate financial statements of HDD or DSS.

The condensed combined financial statements of the Hard Disk Drive group provide HDD stockholders with financial information about the Hard Disk Drive group operations. Holders of HDD stock and DSS stock are Quantum stockholders and are subject to all of the risks of an investment in Quantum and all of Quantum's businesses, assets and liabilities. Quantum retains ownership and control of all of the assets and operations of each group. Financial effects arising from one group that affect Quantum's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the other group's stock. Any net losses of HDD or DSS, and dividends or distributions on, or repurchases of DSS stock, at a price per share greater than par value, will reduce the funds of Quantum legally available for payment of dividends on HDD stock. As a result, HDD's condensed combined financial statements should be read in conjunction with Quantum's condensed consolidated financial statements and DSS's condensed combined financial statements. The condensed combined balance sheet as of March 31, 2000 has been derived from the audited financial statements of HDD included in Quantum's Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2. Securitized Assets

HDD has an asset securitization program with Capital Factors Inc., under which Quantum borrows against eligible accounts receivable, on a with recourse basis. At December 31, 2000, $37.5 million of accounts receivable were securitized under this program. Given the recourse nature of this arrangement, the securitized accounts receivable are included within the accounts receivable balance, with a loan of $30 million being included in other liabilities.

3. Inventories


Inventories consisted of the following:
   (In thousands)
                                            December 31,     March 31,
                                                   2000          2000
                                               --------      --------

   Materials and purchased parts               $  6,381      $  7,387
   Work in process                                1,353         5,299
   Finished goods                               151,911       109,661
                                               --------      --------
                                               $159,645      $122,347
                                               ========      ========


4. Common Stock Repurchase


During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of Quantum's common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSS or HDD common stock. An additional $100 million was authorized for repurchase of HDD common stock.


Since the beginning of the authorization through December 31, 2000, Quantum has repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for a combined total of $566 million. For the three months ended December 31, 2000, there were no repurchases of common stock.

5. Credit Line

In April 2000, Quantum entered into two unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At December 31, 2000, there were no outstanding balances drawn on these lines.

6. Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 26 U.S. patents, which it asserts that Quantum has infringed. In October, 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with suits involving Maxtor Corporation and Minebea

Company, Ltd. for the purposes of coordinated discovery under multi-district litigation rules. IBM has recently been sued by Papst and has been added to the multi-district proceedings. The final results of this litigation, as with any litigation, are uncertain. In addition, the costs of engaging in litigation with Papst will be substantial.

7. Special Charge


During the second quarter of fiscal year 2000, HDD recorded a special charge of $59.4 million. The charge reflected HDD's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with streamlining HDD's logistics model in order to create a faster and more flexible fulfillment system, changes in customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to streamlining the global logistics model and changes in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

The facilities costs noted above include lease payments on facilities to be vacated in and around Milpitas, California and Singapore, the write-off of related leasehold improvements, and other maintenance expenses associated with the vacated facilities. The affected facilities were vacated by the end of the third quarter of fiscal year 2001.

Subsequent to the end of the second quarter fiscal year 2000, HDD revised its estimate of costs required to implement the restructuring plan. HDD estimated that severance and benefits, inventory and other costs, which included the disposition of additional capital assets, would be more than previously estimated as a result of the planned changes in the customer service strategy. HDD also estimated that costs associated with vacating leased facilities would be less than previously estimated as a result of disposing of a major facility earlier than previously expected. Accordingly, HDD reallocated amounts between these categories during the second half of fiscal year 2000.

In the second quarter of fiscal year 2001, HDD reversed $15.9 million as a special charge benefit in the statement of operations. This reversal was primarily due to negotiated lease cancellations and reduced severance and benefits due to the redeployment of certain employees.

In connection with the charge, HDD currently expects a workforce reduction of approximately 513 employees, down from the original expectation of 600 employees. In addition, approximately 100 open and budgeted positions have been eliminated. The reduction in force primarily affects employees at HDD's drive configuration centers and warehouses in Milpitas, California and Dundalk, Ireland and employees within the desktop drive business. As of December 31, 2000, 513 employees have been terminated. The reserve balance remaining, primarily represents outstanding costs for outplacement services.

As of December 31, 2000, HDD had incurred $10 million in cash expenditures associated with employee severance and benefits, facilities and other costs. HDD expects to incur additional cash expenditures associated with the plan of approximately $5 million.

The following table summarizes activity related to the special charge through December 31, 2000.

(In thousands)                   Severance
                                    And        Facilities                        Other
                                  Benefits        Costs        Inventory         Costs         Total
                                  --------        -----        ---------         -----         -----
Special charge provision          $ 7,833        $26,359        $ 13,214        $12,000       $ 59,406
Cash Payments                      (3,906)        (1,394)              -         (1,663)        (6,963)
Non-cash charges                        -         (5,646)        (15,588)        (8,800)       (30,034)
Adjustments                         1,166         (7,852)          2,374          4,312              -
                                  -------        -------        --------        -------       --------
Balance at March 31, 2000         $ 5,093        $11,467        $      -        $ 5,849         22,409
Cash Payments                      (2,459)          (561)              -           (281)        (3,301)
Non-cash charges                        -         (1,650)              -          3,344          1,694
Special charge benefit             (2,284)        (7,787)              -         (5,844)       (15,915)
                                  -------        -------        --------        -------       --------
Balance at December 31, 2000      $   350        $ 1,469        $      -        $ 3,068       $  4,887
                                  =======        =======        ========        =======       ========

8.   Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in group equity on the condensed combined balance sheets of the Hard Disk Drive group consists of unrealized gains (losses) on available for sale investments and foreign currency translation adjustments. Total comprehensive income (loss) for the three and nine months ended December 31, 2000 and December 26, 1999, is presented in the following table:

(In thousands)                          Three Months Ended                       Nine Months Ended
                                   -----------------------------           -----------------------------
                                   December 31,     December 26,           December 31,     December 26,
                                       2000             1999                   2000             1999
                                   ------------     ------------           ------------     ------------
Net income (loss)                    $ (3,284)        $  5,150               $  4,515        $(121,721)
Other comprehensive income -
  Unrealized gain (loss) on
     investments, net                  (7,290)          17,568                (15,230)          17,568
  Foreign currency translation
     adjustments                         (733)            (176)                (2,702)             597
                                     --------         --------               --------        ---------

Comprehensive income (loss)          $(11,307)        $ 22,542               $(13,417)       $(103,556)
                                     ========         ========               ========        =========

9.   Business Segment Information

The Hard Disk Drive group currently has two primary product lines, desktop hard Risk drives and high-end hard disk drives. HDD has two separate business units that support these two product lines.

The desktop business unit designs, develops and markets desktop hard disk drives designed to meet the storage requirements of entry-level to high-end desktop personal computers in home and business environments. The high-end business unit designs, develops and markets high-end hard disk drives designed to meet the storage requirements of network servers, workstations and storage subsystems. In the future, the two HDD business units may become a single business unit as their markets begin to converge and be reported on a combined basis.

Results for HDD's business units for the three months and nine months ended December 31, 2000 and December 26, 1999 are presented in the following table:

(In thousands)                               Three Months Ended                       Nine Months Ended
                                        -----------------------------           -----------------------------
                                        December 31,     December 26,           December 31,     December 26,
                                            2000             1999                   2000             1999
                                        ------------     ------------           ------------     ------------
Business unit:
  Desktop
    Revenue                                 $518             $754                  $1,848           $2,052
    Unit operating income (loss)             (27)              13                     (51)            (182)

  High-end
    Revenue                                  191              135                     548              357
    Unit operating income (loss)              18               (8)                     44              (33)

(In thousands)                               Three Months Ended                       Nine Months Ended
                                        -----------------------------           -----------------------------
                                        December 31,     December 26,           December 31,     December 26,
                                            2000             1999                   2000             1999
                                        ------------     ------------           ------------     ------------
Income (loss) reconciliation:
Total unit operating income (loss)         $   (9)           $    5                $   (7)          $  (215)

Unallocated amounts:
Interest and other income                       4                 4                    14                 8
                                           ------            ------                ------           -------

 Income (loss) before income taxes         $   (5)           $    9                $    7           $  (207)
                                           ======            ======                ======           =======

10.  Pending Event

On October 3, 2000 Quantum entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDD in an all-stock transaction. The merger agreement provides that HDD stockholders will receive 1.52 shares of Maxtor common stock for every share of HDD common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected be completed in early calendar 2001. The transaction is expected to be tax-free to Quantum stockholders. This transaction is subject to the approval of the stockholders of both companies and other customary conditions. These expectations are forward-looking statements and actual results may differ.

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

Business Overview

The Hard Disk Drive group ("HDD") designs, develops and markets a diversified product portfolio of hard disk drives featuring leading-edge technology. HDD's hard disk drives are designed for the desktop market which requires economy and reliability and the high-end market, which requires faster and higher capacity disk drives--as well as the emerging market for hard disk drives specially designed for consumer electronics devices such as personal video recorders, personal audio recorders, cable and set-top boxes, Internet appliances and digital video editing. HDD has been a leading volume supplier of hard disk drives for the desktop market for each of the past seven years.

HDD designs desktop hard disk drives to meet the storage requirements of entry-level to high-performance desktop PCs in home and business environments. HDD also designs high-end hard disk drives to store data on large computing systems such as network servers. These high-end hard disk drives are generally used for:

    .  dedicated sites that store large volumes of data;

    . network servers such as those used for Internet and intranet services, online transaction processing and enterprise wide applications;

    .  high-speed computers used for specialized engineering design software;
       and

    .  computer systems incorporating a large number of shared hard disk drives.

HDD also pioneered hard disk drive applications for the developing consumer electronics market. These hard disk drive applications utilize Quantum QuickView--HDD's hard disk drive technology designed especially for consumer electronics. Quantum QuickView technology makes it possible to simultaneously record and play back audio and video content and to instantly and inexpensively access large amounts of audio and video content--capabilities that are not as well suited to competing technologies such as video tape and optical media.

On October 3, 2000, Quantum entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDD in an all-stock transaction. The merger agreement provides that HDD stockholders will receive 1.52 shares of Maxtor common stock for every share of HDD common stock they own. The transaction, which was unanimously approved by the Boards of Directors of both companies, is expected to be completed in early calendar 2001. The transaction is expected to be tax-free to Quantum stockholders. This transaction is subject to the approval of the stockholders of both companies and other customary conditions.

Products

Desktop products. HDD offers two families of desktop hard disk drives--the Quantum Fireball/TM/ and Quantum Fireball Plus. The Quantum Fireball family offers 3.5-inch hard disk drives for consumer and commercial PCs, as well as entry-level workstations and network servers. Fireball Plus offers superior performance for power users. HDD offers the Shock Protection System/TM/, Shock Protection System II and Data Protection System/TM/ with its desktop products. These features substantially reduce failure rates and provide increased reliability and performance. Shock Protection System II provides enhanced protection against both operating and non-operating shock. Along with providing enhanced protection against shock during handling and integration, Shock Protection System II guards against kicks and jolts while the PC is running to reduce field failures. HDD has also incorporated feature enhancements of the Quiet Drive Technology into recently introduced Quantum desktop drives. This technology has been pioneered through a combination of proprietary design innovations and unique drive features that enable Quantum to develop drives that emit dramatically reduced levels of noise. It was first introduced over a year ago in Quantum QuickView drives targeted for the noise-sensitive consumer electronics market and has continued to be refined with technology and feature enhancements.

High-end products. HDD also offers a broad line of high-end 3.5-inch hard disk drives--the Quantum Atlas and Quantum Atlas 10K families. The Quantum Atlas families offer high-capacity hard disk drives for high performance storage-intensive applications such as enterprise servers and storage subsystems. HDD also offers the Shock Protection System, Shock Protection System II, Data Protection System and Quiet Drive Technology with its high-end products, and has incorporated the Shock Protection System III into its recently introduced Atlas 10K III. Shock Protection System III is a further enhancement to Shock Protection I & II, guarding against one of the leading causes of hard disk drive failure - mistreatment during handling and integration.

The table below sets forth key performance characteristics for HDD's current products:

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

Results of Operations

Revenue. Revenue in the three and nine months ended December 31, 2000 was $709 million and $2.396 billion, respectively, compared to $889 million and $2.410 billion, respectively, for the corresponding periods in fiscal year 2000. The decrease in revenue for the three and nine month periods primarily reflected lower revenue from sales of desktop hard disk drives.

 .  Desktop hard disk drive revenue in the three and nine months ended December
   31, 2000 was $518 million and $1.848 billion, respectively, compared to $754 million and $2.052 billion, respectively, for the corresponding periods in fiscal year 2000. The decreased revenue in the three and nine month periods reflected decreased shipments of desktop hard disk drives in conjunction with lower average unit prices. During the three months ended December 31, 2000, revenue and units shipped were lower than expected due to specific component shortage.

 .  High-end hard disk drive revenue for the three and nine months ended December
   31, 2000 was $191 million and $548 million, respectively, compared to $135 million and $357 million million, respectively, for the corresponding periods in fiscal year 2000. The increase in revenue was the result of higher sales volume due to the improved penetration of the current generation Atlas V and Atlas 10K II products in the market.

Sales to the top five customers represented 49% revenue in the three and nine months ended December 31, 2000, compared to 51% and 50% of revenue, respectively, for the corresponding periods in fiscal year 2000. These amounts reflected a retroactive combination of sales to Ingram Micro and Electronic Resources as a result of the completion of their merger in July 1999. Sales to Compaq were 13% and 12% of revenue in the three and nine months ended December 31, 2000, respectively, compared to less than 10% of revenue in the
corresponding periods of fiscal year 2000.   Sales to Hewlett-Packard were less
than 10% of revenue in the three and nine months ended December 31, 2000 compared to 12% of revenue for the corresponding periods in fiscal year 2000. Sales to Dell Computer were 11% of revenue in the three months ended December 31, 2000 and 12% of revenue in the corresponding period in fiscal year 2000. Sales to Dell Computer were 13% and less than 10% of revenue in the nine months ended December 31, 2000 and the corresponding period in fiscal year 2000, respectively. Sales to Ingram Micro were 10% and less than 10% of revenue in the three and nine months ended December 31, 2000, respectively, and were 12% and 13% of revenue, respectively, for the corresponding periods in fiscal year 2000, including sales to Electronic Resources.

Sales to computer equipment manufacturers and distribution channel customers were 55% and 45% of revenue, respectively, in the three months ended December 31, 2000, compared to 66% and 34% of revenue, respectively, in the three months ended December 26, 1999. For the nine months ended December 31, 2000, computer equipment manufacturers and distribution channel sales were 62% and 38% of revenue, respectively, compared to 60% and 40%, respectively, for the corresponding period of fiscal year 2000.

Gross Margin Rate. The gross margin rate in the three months ended December 31, 2000 increased to 14.7% from 11.7% in the three months ended December 26, 1999. The gross margin rate for the first nine months of fiscal year 2001 was 12.8%, compared to 4.1% in the corresponding period in fiscal year 2000. The gross margin rate in the nine month period of fiscal year 2001 reflected the impact of a $15.8 million special charge benefit. The benefit was primarily due to negotiated lease cancellations and reduced severance and benefits due to the redeployment of employees. The gross margin excluding the impact of the benefit was 12.2% in the nine month period ended December 31, 2000. The gross margin rate in the nine month period of fiscal year 2000 reflected the impact of a $57.1 million special charge related to HDD's strategy to modify the hard disk drive business to more closely align product development and the business's operating model with the requirements of the rapidly growing low-cost PC market. The gross margin rate excluding the impact of the charge was 6.4% in the nine month period ended December 26, 1999.

 . The desktop gross margin rate for the three and nine months ended December 31, 2000 was 10.2% and 8.9%, respectively, compared to 10.5% and 1.5%, respectively, for the corresponding periods in fiscal year 2000. Excluding the desktop portion of the special charge benefit of $15.5 million in fiscal year 2001, the gross margin rate was 8.0% in the nine month period ended December 31, 2000. Excluding the desktop portion of the special charge of $51.4 million in fiscal year 2000, the gross margin rate was 4.0% for the nine month period ended December 26, 1999. Excluding the impact of the benefit and charge, the increase in gross margin rate reflected the transition to new lower cost, higher margin products in an environment characterized by continued competitive pricing pressures.

 . The high-end gross margin rate for the three and nine months ended December
  31, 2000 was 26.9% and 26.2%, respectively, compared to 18.8% and 18.6%, respectively, for the corresponding periods in fiscal year 2000. Excluding the high-end portion of the special charge benefit of $0.3 million in fiscal year 2001, the gross margin rate was 26.1% in the nine month period ended December 31, 2000. Excluding the high-end portion of the special charge of $5.7 million, the gross margin rate was 20.2% in the nine month period ended December 26, 1999. Excluding the impact of the benefit and charge, the increase in the gross margin rate reflected higher sales volumes, the transition to new high performance products and the mix shift towards higher capacity, higher margin products.

Research and Development Expenses.    Research and development expenses in the
three and nine months ended December 31, 2000, were $66 million, or 9.4% of revenue, and $185 million, or 7.7% of revenue, respectively, compared to $55 million, or 6.2% of revenue, and $180 million, or 7.5% of revenue, respectively, in the corresponding periods of fiscal year 2000. The increase in research and development expenses for the three and nine month periods is primarily the result of the next generation drive pre-production builds, increased spending to support Consumer Electronics' strategic intent expansion and the development of the microdrive.

Sales and Marketing Expenses.   Sales and marketing expenses in the three and
nine months ended December 31, 2000, were $26 million, or 3.7% of revenue, and $78 million, or 3.3% of revenue, respectively, compared to $25 million, or 2.8% of revenue, and $82 million, or 3.4% of revenue, respectively, in the corresponding periods of fiscal year 2000. The increase in sales and marketing expenses for the three month period in fiscal year 2001 primarily reflects an increase in advertising expenses, while the nine month period reflects an overall decrease in advertising costs.

General and Administrative Expenses.   General and administrative expenses in
the three and nine months ended December 31, 2000, were $13 million, or 1.9% of revenue, and $46 million, or 1.9% of revenue, respectively, compared to $19 million, or 2.2% of revenue, and $49 million, or 2% of revenue, respectively, in the corresponding periods of fiscal year 2000. The decrease in general and administrative expenses for the three and nine month periods reflects the impact of a provision for bad debt due to the bankruptcy of a distributor in the third quarter of fiscal year 2000.

Merger Expenses.   During the third quarter of fiscal year 2001, HDD recorded expenses of $6.4 million associated with the Maxtor-Quantum proposed merger. The merger costs were primarily associated with employee retention, legal, accounting and underwriter fees.

Special Charge. During the second quarter of fiscal year 2000, HDD recorded a special charge of $59.4 million. The charge reflected HDD's strategy to modify the hard disk drive business to more closely align product development and the business' operating model with the requirements of the rapidly growing low-cost PC market. The special charge was associated primarily with streamlining HDD's logistics model in order to create a faster and more flexible fulfillment system, changes in customer service strategy and consolidation of certain product development programs.

The special charge consisted of $26.4 million related to facilities costs, $13.2 million in asset write-offs related to streamlining the global logistics model and changes in customer service strategy, $7.8 million in severance and benefits for terminated employees, and approximately $12 million in other costs associated with the plan.

HDD is proceeding according to plan and expects to realize more than $100 million in cost savings per year, beginning in fiscal year 2001. The majority of the savings are expected in cost of revenue as a result of a more efficient distribution system and reduced customer service costs, with the remaining savings in research and development, as a result of the consolidation of product development programs. As compared to fiscal year 2000, HDD expects operating expenses to be relatively flat in fiscal year 2001, with increased investments in disk drive and other storage products, primarily reflected in research and development, offsetting the operating cost savings resulting from the special charge. These expectations are forward-looking statements and actual results may differ.

In the second quarter of fiscal year 2001, HDD reversed $15.9 million as a special charge benefit in the statement of operations. This reversal was primarily due to negotiated lease cancellations and reduced severance and benefits due to attrition and redeployment of certain employees. In addition, fixed assets that were intended to be written-off are now being utilized elsewhere in the organization as a result of technology and product roadmap plans.

Interest and Other Income/Expense. Net interest and other income for the three and nine months ended December 31, 2000 were $3.7 million and $14.1 million, respectively, compared to net interest and other income of $3.8 million and $8.4 million, respectively, for the corresponding periods of fiscal year 2000. The increase reflected increased interest income as a result of a higher average cash balance and higher interest rates.

Income Taxes. HDD recorded a tax benefit of $1.6 million and a tax provision of $2 million for the three and nine months ended December 31, 2000. These amounts reflect an effective tax rate on income excluding nondeductible merger costs of (102%) and 16% as compared to an effective rate of 41% for the corresponding periods in the prior year.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $430 million at December 31, 2000, compared to $612 million at March 31, 2000. HDD used cash in the nine months ended December 31, 2000, to purchase $95 million of treasury stock, as discussed below. Other uses of cash included approximately $26 million for investments in property and equipment and $14 million in equity securities.
Cash used in operating activities was $69 million, primarily reflecting net income of $5 million and a decrease in accounts receivable, offset by decreases in accounts payable, income taxes payable and an increase in inventories. Other sources of cash were $115 million in proceeds from factoring and the issuance of common stock, being partially offset by payments on factoring of $70 million.

HDD has an asset securitization program with Capital Factors, Inc., under which we borrow against our eligible accounts receivable on a with recourse basis. At December 31, 2000, $37.5 million of accounts receivable were securitized under the program and included in our accounts receivable balance with a loan of $30 million being included in other liabilities.

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of Quantum's common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSS or HDD common stock. An additional $100 million was authorized for repurchase of HDD common stock. Under these authorizations, as of December 31, 2000, Quantum had repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for a combined total of $566 million. During the first nine months of fiscal year 2001, Quantum repurchased
13.5 million shares of DSS common stock and 10 million shares of HDD common stock for a combined total of $241 million.

In April 2000, Quantum entered into two unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At December 31, 2000, there were no outstanding balances drawn on these lines.

HDD expects to spend approximately $33 million in fiscal year 2001 for capital equipment and leasehold improvements. These capital expenditures will support the development and introduction of new disk drive products.

HDD believes that its existing capital resources, including the credit facilities and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet HDD's expectations.

In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available on terms favorable to Quantum, if at all.

Trends and Uncertainties Relating to the Hard Disk Drive Group

Holders of HDD stock remain stockholders of Quantum Corporation, which prior to the completion of the merger of HDD and Maxtor, includes common stock of DSS, and, therefore, financial effects on DSS could adversely affect HDD.

Holders of HDD stock and DSS stock are stockholders of a single company. HDD and DSS are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Quantum and all of its businesses, assets and liabilities. The issuance of the HDD stock and the DSS stock and the allocation of assets and liabilities and stockholders' equity between HDD and DSS did not result in a distribution or spin-off to stockholders of any Quantum assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we attribute to the other group.

Financial effects from one group that affect our consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the tracking stock relating to the other group. In addition, net losses of either group and dividends and distributions on, or repurchases of, either class of tracking stock at a price per share greater than par value will reduce the funds we can pay on each class of tracking stock under Delaware law. For these reasons, you should read our consolidated financial information with the financial information we provide for each group.

If the contemplated combination of the HDD business with Maxtor is not successfully completed, this could have a negative impact on Quantum's results of operations. Though Quantum has publicly announced that it currently intends to combine its HDD business with Maxtor, the transaction remains subject to the approval of Maxtor and Quantum stockholders, and other customary conditions. If the transaction is not consummated, Quantum's results of operations could be negatively impacted due to, among other things, market, customer and employee perception of the terminated transaction.

The split-off of Quantum HDD may be determined not to be tax-free, which would result in Quantum, or its stockholders, or both, incurring a substantial tax liability.

Maxtor and Quantum have agreed not to request a ruling from the Internal Revenue Service (the "IRS"), or any state tax authority confirming that the structure of the combination of Maxtor with

Quantum HDD will not result in any federal income tax or state income or franchise tax to Quantum, the newly formed subsidiary of Quantum or the holders of Quantum HDD common stock. Instead, Maxtor and Quantum have agreed to effect the split-off and the merger on the basis of an opinion from Ernst & Young LLP, Quantum's tax advisors, and a tax opinion insurance policy issued by a syndicate of major insurance companies covering up to $340 million of tax loss to Quantum caused by the split-off and merger.

Quantum may be harmed as a result of operating solely as a DLTtape and storage solutions business.

Quantum's operations have consisted of the DLTtape and storage solutions business and the hard disk drive business. Operating results of the Quantum DSS business alone may be adversely affected by the loss of one or more of the following benefits that Quantum HDD has contributed to Quantum:

 .  The ability to leverage the expertise of Quantum HDD in areas related to
   Quantum HDD's core competency in hard disk drives;
 .  The opportunity to jointly develop various products, such as online storage solutions
 .  The ability to more effectively enable and cost reduce data storage solutions;
 .  Use of the goodwill and brand recognition associated with Quantum HDD;
 .  The benefit of Quantum as a whole having a larger market capitalization related to the two tracking stocks;
 . Diversification associated with a single company serving the DLTtape, storage solutions and hard disk drive markets;

Maxtor's failure to perform under the indemnification agreement in connection with Quantum's convertible debt would harm Quantum's business.

Maxtor has agreed to assume responsibility for payments on up to $95,833,000 of Quantum's convertible debt. If Maxtor fails to indemnify Quantum under the indemnification agreement for Maxtor's portion of the convertible debt, Quantum could experience a material adverse effect on its business and financial performance.

HDD's operating results depend on new product introductions, which may not be successful

To compete effectively, HDD must frequently introduce new hard disk drives. HDD cannot assure you that:

   . it will successfully or timely develop or market any new hard disk drives in response to technological changes or evolving industry standards;

   . it will not experience technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new hard disk drives;

   . it will successfully qualify new hard disk drives, particularly high-end disk drives, with HDD's customers by meeting customer performance and quality specifications. A successful and timely customer qualification must occur before customers will place large product orders;Risks related to the Quantum DSS business following the merger.

   .  it will quickly achieve high volume production of new hard disk drives; or

   .  its new products will achieve market acceptance.

These risks are magnified because HDD expects technological changes, short product life cycles and intense competitive pressures to result in declining sales and gross margins on its current generation products.

HDD's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance

HDD's quarterly operating results have fluctuated significantly in the past and may fluctuate significantly in the future. As a result, you should not use HDD's past quarterly operating results to predict future performance. Quarterly operating results could be adversely affected by:

   . the ability of MKE, HDD's exclusive manufacturer, to quickly achieve high volume production of HDD's hard disk drives;

   .  customers canceling, deferring or rescheduling significant orders;

   .  returns by customers of unsold hard disk drives for credit;

   .  decline in PC demand; or

   . failure to complete shipments in the last month of a quarter during which a substantial portion of HDD's products are typically shipped.

HDD's prices and margins are subject to declines due to unpredictable end-user demand and oversupply of hard disk drives

End-user demand for the computer systems that contain HDD's hard disk drives has historically been subject to rapid and unpredictable fluctuations. As a result, the hard disk drive market tends to experience periods of excess capacity, which typically lead to intense price competition. If intense price competition occurs, HDD may be forced to lower prices sooner and more than expected and transition to new products sooner than expected. For example, in the second quarter of fiscal year 2001, as a result of oversupply in the desktop hard disk drive market, aggressive pricing and corresponding margin reductions materially adversely impacted HDD's operating results.

Growth of the lower priced PC markets is putting downward pressure on HDD's desktop hard disk drive prices

The growth of the lower priced PC market has led to a shift toward lower priced desktop hard disk drives. HDD expects the trend toward lower prices on hard disk drives to continue. If HDD is unable to lower the cost of its desktop hard disk drives accordingly, operating results could be materially adversely affected.

Intense competition in the desktop and high-end hard disk drive market could adversely impact HDD's operating results

In the desktop hard disk drive market, HDD's primary competitors are Fujitsu Limited, IBM, Maxtor Corporation, Samsung Electronics Co., Ltd., Seagate Technologies, Inc. and Western Digital Corporation. The desktop hard disk drive market is characterized by more competitiveness than that seen in the computer industry in general. HDD's operating results and competitive position could be negatively impacted by the introduction of competitive products with higher performance, higher reliability and/or lower cost than HDD's products. For example, in the first half of fiscal year 2000, certain competitors reduced prices for their products significantly. As a result, HDD's operating results were materially adversely affected.

In the high-end hard disk drive market, HDD's primary competitors are Fujitsu, Hitachi, IBM and Seagate. Currently, Seagate and IBM have the largest market share for high-end hard disk drives.

A majority of sales come from a few customers that have no minimum or long-term purchase commitments

HDD's sales are concentrated with a few customers. Customers are not obligated to purchase any minimum product volume and HDD's customer relationships are terminable at will. The loss of, or a significant change in demand from, one or more key HDD customers could have a material adverse impact on HDD's operating results.

Because HDD depends on MKE for the manufacture of all hard disk drives, adverse material developments in this critical manufacturing relationship would adversely affect HDD's operating results

HDD's relationship with MKE is critical to the Hard Disk Drive group's operating results and overall business performance. HDD's dependence on MKE includes the following principal risks:

   . Quality and Delivery. HDD relies on MKE to quickly achieve volume production of new hard disk drives at a competitive cost, to meet HDD's stringent quality requirements and to respond quickly to changing product delivery schedules. Failure of MKE to satisfy these requirements could have a material adverse impact on HDD's operating results.

   . Purchase Forecasts. MKE's production schedule is based on HDD's forecasts of its purchase requirements, and HDD has limited rights to modify short-term purchase orders. The failure of HDD to accurately forecast its requirements or successfully adjust MKE's production schedule could lead to inventory shortages or surpluses.

   . Pricing. HDD negotiates pricing arrangements with MKE on a quarterly basis. Any failure to reach competitive pricing arrangements would have a material adverse impact on HDD's operating results.

   . Capital Commitment. HDD's future growth will require that MKE continue to devote substantial financial resources to property, plant and equipment to support the manufacture of HDD's products.

   . Manufacturing Capacity. If MKE is unable or unwilling to meet HDD's manufacturing requirements, an alternative manufacturing source may not be available in the near term.

MKE depends on a limited number of component and sub-assembly suppliers and component shortages and quality problems or delays from these suppliers could result in increased costs and reduced sales

MKE depends on a limited number of qualified suppliers for components and sub-assemblies, including recording heads, media and integrated circuits, all of which are essential to the manufacture of HDD's hard disk drives. MKE may qualify only a single source for certain components and sub-assemblies, which can magnify the risk of component shortages. Component shortages have constrained HDD's sales growth in the past, and HDD believes that it will periodically experience component shortages in the future. If MKE experiences quality problems with its component suppliers, HDD's hard disk drive shipments could be significantly delayed or costs could be significantly increased.


Unexpected warranty costs could have a material adverse impact on operating results

HDD warrants its products against defects for a period of one to five years. Actual warranty costs could have a material adverse impact on HDD's operating results if the actual unit failure rate or unit repair costs are greater than those for which HDD established a warranty accrual.

Third party infringement claims could result in substantial liability and significant costs

From time to time, third parties allege HDD's infringement of and need for a license under their patented or other proprietary technology. For example, in August 1998 Quantum was named as one of several defendants in a patent infringement lawsuit. The plaintiff, Papst Licensing GmbH, owns at least 26 U.S. patents, which it asserts that HDD has infringed. In fiscal year 2000, Discovision Associates brought some of its patents to HDD's attention. Adverse resolution of the Papst or any other third party infringement claim could subject HDD to substantial liabilities and require it to refrain from manufacturing and selling certain products. HDD cannot assure you that licenses to any technology owned by Papst or any other third party alleging infringement could be obtained on commercially reasonable terms, or at all. In addition, the costs of litigation could be substantial, regardless of the outcome.

HDD's foreign manufacturing costs could be adversely impacted by fluctuations in currency exchange rates

MKE generally purchases manufacturing components at prices denominated in U.S. dollars. However, significant increases in currency exchange rates against the U.S. dollar could increase MKE's manufacturing costs and could result in higher product prices and/or declining margins for HDD's products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Quantum's Annual Report on Form 10-K for the year ended March 31, 2000.

HDD is exposed to equity price risk on its investment in TiVo, Inc. common stock. HDD does not attempt to reduce or eliminate its market exposure on this security. HDD entered into a strategic alliance with TiVo in fiscal year 1999 to supply hard disk drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. At December 31, 2000, the fair market value of HDD's investment was approximately $5 million. As TiVo is a relatively new company and has introduced a new product in the consumer electronics market, HDD does not believe it is possible to reasonably estimate any future price movement of TiVo common stock.

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



Item 3.  Defaults upon senior securities - Not Applicable



Item 4.  Submission of matters to a vote of security holders - Not Applicable



Item 5.  Other information - Not Applicable



Item 6.  Exhibits and reports on Form 8-K.


         (a) Exhibits. The exhibits listed on the accompanying index to exhibits
             --------
                       immediately following the signature page are filed as part of this report.


         (b) Reports on Form 8-K.
             -------------------


On December 8, 2000, Quantum filed a Form 8-K reporting that its Hard Disk Drive Group's revenue and units for the fiscal third quarter will be lower than expected.

On December 14, 2000, Quantum filed a Form 8-K/A reporting that on October 3, 2000, Quantum Corporation, ("Quantum"), Maxtor Corporation, ("Maxtor"), Insula Corporation, ("Insula"), and Hawaii Acquisition Corporation, ("Merger Sub"), entered into an Agreement and Plan of Merger and Reorganization, (the "Merger Agreement"), pursuant to which Quantum has agreed to sell its Hard Disk Drive Group, (the "HDD Business"), to Maxtor, (the "Disposition"). Under the terms of the Disposition, Quantum will assign to Spinco and Spinco will assume the assets and liabilities of the HDD Business. Immediately following the assignment and assumption, Quantum will redeem all shares of HDD common stock from the holders of such shares in exchange for shares of Spinco common stock (the "Redemption"). On or about December 6, 2000, the parties to the Merger Agreement elected to amend and restate the Merger Agreement to provide for the transaction to be effected by a merger of Spinco directly into Maxtor immediately following the Redemption, (the "Merger"), with Maxtor continuing after the Merger as the surviving corporation and to effect certain other changes (the "Amended and Restated Merger Agreement"). As a result of the Merger, each share of Spinco common stock (formerly HDD common stock prior to the Redemption) will be converted into the right to receive 1.52 shares of Maxtor common stock.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             QUANTUM CORPORATION
                                                (Registrant)



Date:  February 12, 2001    By: /s/ Richard L. Clemmer
                                ----------------------
                                Richard L. Clemmer
                                Executive Vice President, Finance
                                  and Chief Financial Officer

                              QUANTUM CORPORATION

                               INDEX TO EXHIBITS

Exhibit
Number        Exhibit


10.1 (1) Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000 by and among Quantum Corporation, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits).


Footnotes
to Exhibits   Footnote

(1) As filed with Maxtor's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 23, 2001.