Form 10-K
period 2001-03-31
QUANTUM CORP /DE/
filed 2001-06-29
CIK 709283

          As filed with the Securities and Exchange Commission on June 29, 2001
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_____________to_____________

                        Commission file number 0-12390

                                 ___________

                              QUANTUM CORPORATION
            (Exact name of Registrant as specified in its charter)

               Delaware                            94-2665054
     (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
     Incorporation or Organization)

  501 Sycamore Drive., Milpitas, California          95035
  (Address of Principal Executive Offices)         (Zip Code)

      Registrant's telephone number, including area code: (408) 894-4000

                                 ___________

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                                          Name of each exchange on which registered
      -------------------                                          -----------------------------------------
QUANTUM CORPORATION-DLT & STORAGE SYSTEMS GROUP COMMON STOCK               NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES B JUNIOR PARTICIPATING PREFERRED STOCK           NEW YORK STOCK EXCHANGE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001, was $1,381,849,861. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     As of the close of business on May 27, 2001, the registrant had 154,444,379 shares of DLT & Storage Systems group common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K Report.

================================================================================

                                    PART I

ITEM 1.   Business

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements, including statements regarding anticipated operating results and gross margin trends, are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth under Trends and Uncertainties in Part IV of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Specifically, statements regarding Quantum's anticipated revenues and earnings, including anticipated revenue from the Company's DLTtape business, ATL Enterprise Solutions Group and Snap Server division, as well as the impact of current market conditions on the expected future financial health of those businesses, are all forward-looking statements within the meaning of the Safe Harbor. These statements are based on management's current expectations and are subject to certain risks and uncertainties. As a result, actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include (1) the amount of orders received and products shipped through the remainder of the quarter or year and any adjustments made at the close of the quarter or year; (2) the ability of Quantum to timely ship its products; (3) uncertainty regarding the slowdown in IT spending and the corresponding reduction in the demand for DLTtape drives; (4) a continued trend toward centralization of storage; (5) Quantum's ability to maintain anticipated pricing and cost levels; (6) the successful execution of Quantum's strategy to expand its businesses into new directions; (7) Quantum's ability to successfully introduce new products; (8) Quantum's ability to anticipate and capitalize on changes in market demand; (9) acceptance of, and demand for, Quantum's products; (10) Quantum's ability to maintain supplier relationships; (11) Quantum's ability to work with industry leaders to deliver customers with integrated business solutions; (12) the ability of Quantum's competitors to introduce new products that compete more successfully with its products; (13) the economic environment and the continued growth of the storage industry; (14) the ability of the Company to sustain and/or improve its cash and overall financial position; and (15) the general economic environment.


Business Description

Quantum Corporation ("Quantum" or the "Company") (NYSE:DSS), founded in 1980, is a global leader in data protection, meeting the rapidly growing needs of business customers for innovative enterprise-wide storage solutions and services. The Company's products provide backup, archiving and recovery of business-critical data through solutions that deliver high performance, reliability, cost effectiveness and scalability. Quantum is the world's largest supplier of DLTtape(TM) automation systems, DLTtape drives, Super DLTtape(TM) drives, and workgroup-class network attached storage appliances through its Snap Server products.

Until the beginning of fiscal year 2002, Quantum Corporation had operated its business through two separate business groups: the DLT & Storage Systems group ("DSS") and the Hard Disk Drive group ("HDD"), that were represented by two classes of Quantum common stock, DSS common stock and HDD common stock, which were intended to track the respective businesses. On March 30, 2001, Quantum's stockholders approved the disposition of the HDD group to Maxtor Corporation (Maxtor). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. The DSS business now represents Quantum, and as such, DSS is no longer a tracking stock, but is now the common stock for Quantum Corporation.

The Quantum tracking stock structure had begun on August 3, 1999, when each authorized share of Quantum common stock was exchanged for one share of DSS common stock and one-half share of HDD common stock. This followed stockholders approval on July 23, 1999, when Quantum's stockholders approved a tracking stock proposal that created two new classes of Quantum common stock, DSS common stock and HDD common stock, intended to track separately the performance of the DLT & Storage Systems group and the Hard Disk Drive group.

A summary of Quantum's ongoing DLT & Storage Systems business, following the disposition of the HDD group follows.


QUANTUM CORPORATION BUSINESS SUMMARY

Quantum designs, develops, manufactures, licenses, services, and markets DLTtape and Super DLTtape drives, DLTtape and Super DLTtape media cartridges and storage solutions. Quantum's storage solutions consist of tape automation systems, network attached storage solutions and service.

DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is Quantum's half-inch tape technology that is the industry standard for mid-range UNIX and NT system backup and archive applications.

In fiscal year 2001, Quantum introduced a new family of tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs.

Quantum's tape automation systems and network attached storage solutions are part of its storage solutions business. Quantum's tape automation systems serve the entire tape library data storage market from desktop computers to enterprise class computers. Quantum offers a broad line of tape automation systems which are used to manage, store and transfer data in enterprise networked computing environments through its ATL business. Quantum is a leading provider of NAS solutions for workgroups, with its network attached storage solutions, consisting of products which incorporate hard disk drives and an operating system designed to meet the requirements of entry and workgroup level computing environments, where multiple computer users access shared data files over a local area network.

DLTtape and Super DLTtape drives store data on DLTtape and Super DLTtape media cartridges, respectively. Historical use of tape drives has shown that drives use many media cartridges per year. Growth in the installed base of DLTtape or Super DLTtape drives is expected to result in continued demand for DLTtape and Super DLTtape media cartridges. Quantum's DLTtape media cartridges are manufactured and sold by licensed third-party manufacturers.

The installed base of DLTtape drives resulted in shipments of approximately 17 million DLTtape media cartridges in fiscal year 2001. The installed base of DLTtape drives includes more than 1.6 million DLTtape drives that have been shipped to date.

Prior to 1998, Quantum's DLTtape media cartridge revenue was derived from direct sales. Beginning in 1998, Quantum's licensed third party DLTtape media manufacturers also began selling DLTtape media cartridges. Quantum receives a royalty fee on DLTtape and Super DLTtape media cartridges sold by its licensees which, while resulting in lower revenue than media sold directly by Quantum, generates comparable income from operations. Quantum prefers to have a substantial portion of media cartridge sales occur through its license model because this minimizes Quantum's operational risks and expenses and provides an efficient distribution channel. Currently, approximately 86% of media sales occur through this license model. Quantum believes that the large installed base of DLTtape drives and its licensing of DLTtape and Super DLTtape media cartridges give Quantum a unique competitive advantage. Media royalties have been a primary source of earnings for Quantum and this trend is expected to continue. This expectation is a forward looking statement and actual results may be affected by factors discussed in Trends and Uncertainties.

In fiscal year 2000, Quantum announced the formation of Quantum Technology Ventures ("QTV"), an investment arm for Quantum. QTV is used to explore, develop and invest in new storage technologies and storage businesses. QTV is managed as a wholly-owned subsidiary of Quantum Corporation. Quantum has committed $50 million of funding to QTV over 2001 and 2002 fiscal years.

In the fourth quarter of fiscal year 2001, Quantum signed a definitive agreement to acquire M4 Data (Holdings) Ltd., a privately held data storage company based in the United Kingdom. M4 Data provides high performance and scalable tape automation products for the data storage market. This acquisition closed in April 2001 and enables Quantum to leverage M4 Data's complementary products and technologies to enhance the range of storage solutions offered to customers.


Products

The DLT & Storage Systems group's products include:

     DLT:
     ---
     . Super DLTtape (TM) drives. Quantum introduced a new family of tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs. Native capacity of 110GB (220GB compressed) and a transfer rate of 11MB per second (22MB compressed).

     . DLTtape drives. The family of DLTtape drives includes performance up to 40GB of native capacity (80GB compressed) and a sustained data transfer rate of 6MB per second (12MB compressed).

     . Super DLTtape media cartridges. The Super DLTtape media cartridges are designed and formulated specifically for use with Super DLTtape drives. The capacity of a Super DLTtape media cartridge is up to 110GB (220GB compressed).

     . DLTtape media cartridges. The DLTtape family of half-inch tape media cartridges is designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed).

     Storage Solutions:
     -----------------

     . Tape automation systems. Quantum offers a broad line of DLTtape automation systems that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. Quantum's tape automation systems range from its tape autoloaders which accommodate a single DLTtape drive to the P6000 series library which features Prism Library Architecture(TM) and can be configured in multiple units to scale up to 143 terabytes of storage capacity. In addition, Quantum offers WebAdmin(TM), the industry's first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease. In early 2001, Quantum introduced modular automation systems with the M1500. The M1500 is a modular library that is rack mountable and available in increments of two drives and 20 cartridges that easily scale up to 20 drives and 200 cartridges.

     . Network attached storage solutions. Quantum's Snap! Server(TM) family of network attached storage appliances, include the Snap Server 1000, Snap Server 2000, and Snap Server 4100, with storage capacities ranging from 20GB to 300GB. The Snap Server 4100 features rack mount form factor and RAID 0, 1, and 5. Snap Servers connect directly to a network and can be easily and seamlessly integrated with other network devices. The Snap solution includes a proprietary file system that can simultaneously function in a variety of operating environments, including Apple MacOS, Linux, Microsoft Windows, Novell Netware and UNIX and hard disk drive technology.


Customers

Quantum's tape drives have achieved broad market acceptance in the mid-range network server market with leading computer equipment manufacturers such as Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company, IBM Corporation, StorageTek and Sun Microsystems, Inc. Customers for Quantum's storage solutions, including tape automation systems and network attached storage solutions include Compaq, EMC Corporation, Hewlett-Packard, IBM, Ingram Micro, Micro Tech, Sun Microsystems and Tech Data.

Because the leading computer equipment manufacturers have a dominant market share for the computer systems within which Quantum's products are incorporated, Quantum's sales are concentrated with several key customers. Sales to Quantum's top five customers in fiscal year 2001 represented 43% of revenue, compared to 47% of revenue in fiscal year 2000. Sales to Compaq were 19% of revenue in fiscal year 2001, compared to 20% of revenue in fiscal year 2000. Sales to Hewlett-Packard were 10% of revenue in fiscal year 2001 compared to 13% in fiscal year 2000.


Sales and Marketing

Quantum markets its products directly to end customers, manufacturers of computer systems and workstations, distributors, resellers and systems integrators through its worldwide sales force. Quantum also sells its products through the www.quantum.com website.

Quantum supports international sales and operations by maintaining a European headquarters in Geneva, Switzerland; a Japanese headquarters in Tokyo; an Asia Pacific headquarters in Singapore and additional sales offices throughout the world. Quantum's international sales, including sales to foreign subsidiaries of United States companies, were 35% of Quantum's total revenue in both fiscal years 2001 and 2000, and 29% of total revenue in fiscal year 1999.


Strategic Licensing Partners

Fuji Photo Film Co., Ltd. ("Fuji") and Hitachi Maxell, Ltd. ("Maxell") have historically been the primary manufacturers of DLTtape media cartridges for Quantum. In addition, Maxell is licensed to manufacture Super DLTtape media. Quantum's license agreements with Fuji and Maxell allow those companies to independently sell tape media cartridges for which Quantum receives royalties. Quantum believes these strategic license agreements can expand the market for DLTtape and Super DLTtape technology and provide customers with multiple sources for tape media cartridges.

In fiscal year 1999, Quantum entered into a manufacturing license and marketing agreement with Tandberg Data ASA, a European-based data storage company, through which Tandberg has become an independent manufacturer of DLTtape drives, and can manufacture products such as those based on Super DLTtape technology. Under the terms of the agreement, Quantum receives royalties on all DLTtape drives that Tandberg manufactures and sells. Tandberg also markets a full spectrum of DLTtape drives, DLTtape media cartridges and tape automation systems.

In fiscal year 2000, Quantum entered into a manufacturing license agreement with Benchmark Tape Systems Corporation, a company dedicated to the development of tape backup and archive systems, through which Benchmark can manufacture and sell certain versions of tape drives based on Quantum technology.


Manufacturing

Quantum manufactures DLTtape drives in both Penang, Malaysia and Colorado Springs, Colorado. In addition, Quantum manufactures Super DLTtape drives, DLTtape drives and network attached storage appliances in its Colorado Springs, Colorado facility. Network attached storage appliances are also manufactured by two third parties. Quantum manufactures tape automation systems in its Irvine, California facility. Quantum also has a logistics site in Dundalk, Ireland. With the acquisition of M4 Data in April 2001, Quantum will manufacture its modular tape automation systems in Yately, United Kingdom. All of Quantum's DLTtape media cartridges are manufactured by third parties - Fuji and Maxell.

Research and Development

Quantum's DLT and Storage Solutions businesses invested approximately $130 million, $123 million and $99 million in research and development in fiscal years 2001, 2000 and 1999, respectively. Quantum is focusing its research and development efforts on the development of new tape drives, tape automation systems, network attached storage solutions, software storage architectures, and other storage solutions and services. In particular, Quantum is currently developing a family of tape drives based on Super DLTtape technology. Quantum maintains research and development facilities in Shrewsbury, Massachusetts; Boulder, Colorado; Irvine, California; and San Jose, California.


Competition

Competition in the mid-range network market for tape drives has intensified. In this market Quantum competes primarily with Exabyte Corporation, Hewlett-Packard, IBM, Sony Corporation and StorageTek. Hewlett-Packard, IBM and Seagate Technology, Inc. formed a consortium that developed new tape drive products using linear tape open technology. Such products target the high-capacity data storage market and compete with products based on Super DLTtape technology. Key competitive factors in the tape storage market include capacity, reliability, durability, scalability, compatibility and cost.

ADIC, Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek also offer tape automation systems incorporating DLTtape and Super DLTtape technology. Quantum expects increased competition from large integrated computer equipment companies, many of whom have historically incorporated their own tape storage products into their computer systems, and are broadening their focus on the enterprise-wide computing market.

Quantum's products, particularly tape products, including tape drives and tape automation systems, also compete with other storage technologies, such as hard disk drives. The competition from hard disk drives may increase if hard disk drive prices continue to decline.

In the market for network attached storage appliances, Quantum competes with Hewlett Packard, Intel Corporation, Maxtor Corporation and Nortel Networks Corporation. Large traditional suppliers of general purpose computer servers also offer specialized server storage solutions. Any one of these companies, or any other company, could introduce network attached storage appliances or another similar storage solution targeted at workgroup-level applications that could result in increased competition with Quantum's network attached storage appliances.


Warranty and Service

Quantum generally warrants its products against defects for a period of one to three years from the date of sale. Quantum generally provides warranty service on DLTtape drives on a return-to-factory basis. Quantum's tape automation systems generally have a warranty period of one year, with service agreements available to customers for additional years of warranty service. Quantum maintains in-house product repair facilities in Colorado Springs, Colorado, Penang, Malaysia, and Dundalk, Ireland to support warranty and service obligations for tape drives, automation systems and other storage products. Quantum also performs tape library warranty service in its facility in Irvine, California. In addition, third party service providers throughout the world perform tape library service.


Backlog

Quantum manufactures its products based upon forecasts of customer demand. Orders are generally placed by customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, Quantum does not believe orders constitute a firm backlog and believes customer orders are not a meaningful indicator of revenues nor material to an understanding of its business.

Employees

At March 31, 2001, Quantum DLT and Storage Solutions businesses had approximately 2,450 regular employees. In addition, approximately 750 employees performed services for both the Quantum DLT and Storage Solutions business and the former Quantum Hard Disk Drive business. Of these 750 employees who performed services for both business groups, approximately 200 will remain with Quantum, approximately 320 have accepted severance packages in conjunction with the disposition of the HDD group to Maxtor, and approximately 230 will transfer to Maxtor. Those employees that have accepted severance packages will provide Quantum with on-going support for up to the first nine months of fiscal year 2002.

With the acquisition of HDD by Maxtor, approximately 650 employees in the HDD group, primarily manufacturing employees in Penang, Malaysia, will transfer to the Quantum DLT and Storage Solutions business and approximately 1,660 employees with the HDD group will transfer to Maxtor. Including 125 employees from the acquisition of M4 Data in April 2001, Quantum will have a combined workforce of approximately 3,425 employees following the disposition of the HDD group.

In the advanced electronics industry, competition for highly skilled employees is intense. Quantum believes that a great part of its future success will depend on Quantum's ability to attract and retain highly skilled employees. None of Quantum's employees are represented by a union, and Quantum has experienced no work stoppages. Quantum believes that its employee relations are favorable.


Technology

Quantum develops and protects its technology and know-how, principally in the field of computer-based on-line data storage, data backup and data archive technology.

Quantum presently has been granted and/or owns by assignment 96 United States patents. In general, these patents would have a 20 year term from the first effective filing date. Quantum also has certain foreign patents and patent applications relative to certain of its products and technologies. Although Quantum believes that its patents and applications have significant value, the rapidly changing computer industry technology makes Quantum's future success dependent primarily upon the technical competence and creative skills of its personnel rather than on patent protection.

From time to time, third parties have approached Quantum concerning the need for Quantum to take a license under patented technology of such third party that Quantum assertedly used, or is assertedly using, in the manufacture or sale of one or more of its products. Quantum conducts ongoing investigations into these assertions and presently believes that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, Quantum cannot provide assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms or at all.

Quantum has signed a patent cross-licensing agreement with Seagate Technology and has agreed to a time-limited mutual patent non-assertion agreement with Maxtor Corporation covering certain technologies and patents of each party. Quantum may enter into patent cross-licensing agreements with other third parties in the future as part of its normal business activities. These agreements, when and if entered into, would enable Quantum to use certain patents owned by these third parties and to enable these third parties to use certain patents owned by Quantum.

                   EXECUTIVE OFFICERS OF QUANTUM CORPORATION

Set forth below are the names, ages (as of June 25, 2001), positions and offices held by, and a brief account of the business experience of, each executive officer of Quantum.

Name                                            Age   Position with Quantum
----                                            ---   ---------------------
Michael A. Brown.............................     42  Chairman of the Board and Chief Executive Officer
Renee Budig/(1)/.............................     40  Vice President, Finance, Acting Chief Financial Officer
Kevin Daly...................................     56  Chief Executive Officer and President of ATL Products
John J. Gannon/(2)/..........................     54  President, Hard Disk Drive Group
Jerald L. Maurer.............................     58  Executive Vice President, Human Resources, Real Estate, and Corporate
                                                      Services
Barbara Nelson...............................     46  President, DLTtape Group

  /(1)/ Ms. Budig was promoted to Acting Chief Financial Officer effective May 15, 2001.
  /(2)/ In connection with the transfer of the hard disk drive business to Maxtor, Mr. Gannon will be terminating his employment with Quantum effective August 2, 2001.


Mr. Brown has been Chairman of the Board and Chief Executive Officer since 1998 and 1995, respectively. Mr. Brown was President of the Desktop Storage Division from 1993 to 1995 and Executive Vice President in a chief operating officer role from 1992 to 1993. Previously, Mr. Brown was named Vice President of Marketing in 1990 and held positions in product and marketing management since joining Quantum's marketing organization in August 1984. Before joining Quantum, Mr. Brown served in the marketing organization at Hewlett-Packard and provided management consulting services at Braxton Associates. Mr. Brown is also a member of the board of Digital Impact, a publicly held internet marketing company.

Ms. Budig is currently Acting Chief Financial Officer, and has been Vice President, Finance since 2000. From 1999 to 2000, Ms. Budig was Director, Investor Relations. Before joining Quantum, from 1990 to 1998, Ms. Budig was a partner at Murdock & Associates, a financial consulting firm. Ms. Budig worked in public accounting for nine years prior to that and is a Certified Public Accountant.

Mr. Daly has served as Chief Executive Officer and President of ATL Products, Inc., a wholly owned subsidiary of Quantum acquired in 1998, since its formation in 1991. Mr. Daly had been with Odetics, Inc., ATL's former parent company, since 1985, most recently as Chief Technical Officer. From 1974 through 1985 Mr. Daly was Director of the Control and Dynamics Division of the Charles Stark Draper Laboratory in Cambridge, MA. Mr. Daly is a member of the board of directors of Odetics, Inc. and Ascolta Training Company, Inc.

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

Ms. Nelson has been president of Quantum's DLTtape Group since December 1999. From September 1999 to December 1999, Ms. Nelson was the General Manager of Quantum's high-end storage division. Before this, from November 1997 to August 1999, Ms. Nelson was Vice President and General Manager of Quantum's desktop storage division, joining Quantum as Vice President of Marketing in January 1997. Prior to joining Quantum, Ms. Nelson spent 13 years in various management positions at Intel Corporation, including operations manager for private label technology, and 7 years in various management positions at Lumina Office Products, Inc., a start-up supplier of consumer office equipment, Maxtor Corporation, and Weitek, Inc., a provider of high-end math microprocessors and application software.

ITEM 2.    Properties

Quantum's headquarters is located in Milpitas, California. Quantum owns or leases facilities in North America, Europe and Asia. The following is a summary of the locations, functions and approximate square footage:

Location                     Function                                                                      Square Feet
--------                     --------                                                                      -----------
North America
Milpitas, CA                 Corporate headquarters                                                           72,000
Santa Clara, CA              QTV headquarters                                                                  3,000
San Jose, CA                 Network attached storage operations including research and development           64,000
Irvine, CA                   Tape library manufacturing and research and development                         187,000
Shrewsbury, MA               Tape research and development                                                    57,000
Colorado Springs, CO         Super DLTtape, DLTtape and network attached storage products manufacturing      554,000
Boulder, CO                  Tape research and development                                                    93,000
Other USA                    Sales offices                                                                    15,000

Europe
Dundalk, Ireland             DLTtape configuration and distribution                                          110,000
Geneva, Switzerland          European Headquarters                                                             9,000
Other Europe                 Sales and administrative offices                                                 18,000

Asia
Tokyo, Japan                 Sales office and procurement center                                               7,000
Singapore City, Singapore    Asia Pacific headquarters; DLTtape configuration and distribution                 5,000
Penang, Malaysia             Tape manufacturing and customer service                                         159,000
Other Asia                   Sales offices                                                                     7,000


ITEM 3.    Legal Proceedings

For information regarding legal proceedings, refer to Note 15 of the Notes to the Financial Statements.


ITEM 4.    Submission of Matters to a Vote of Security Holders

A special meeting of the stockholders of Quantum was held on March 30, 2001. Following are the matters voted upon at the meeting, and the number of votes cast for or against, as well as the number of abstentions for each such matter:

Matter 1. Proposal to adopt the Amended and Restated Agreement and Plan of Merger and Reorganization with Maxtor Corporation, as provided in the proxy statement/prospectus.

         For:  148,185,435    Against: 1,021,655    Abstained: 261,402

Matter 2. Proposal to amend Quantum's restated certificate of incorporation regarding redemption of Quantum's HDD common stock, as provided in the proxy statement/prospectus.

         For:  148,543,924    Against: 644,670      Abstained: 279,908

Matter 3. Proposal to amend Quantum's restated certificate of incorporation to delete provisions relating to Quantum's HDD common stock, as provided in the proxy statement/prospectus.

         For:  148,714,250    Against: 555,372      Abstained: 198,880

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Quantum Corporation's common stock was traded in the over-the-counter market under the Nasdaq symbol QNTM for the period beginning December 10, 1982, the date of Quantum's initial public offering, through August 3, 1999, the date of the tracking stock recapitalization. On August 4, 1999, DSS common stock and HDD common stock began trading on the New York Stock Exchange under the symbols DSS and HDD, respectively.

The prices per share reflected in the following table represent the range of high and low closing prices of QNTM and DSS for the quarters indicated.

Fiscal Year 2000 - QNTM                                                                     High          Low
-----------------------                                                                     ----          ---
     First quarter ended June 27, 1999.............................................       $25.0625     $16.9375
     Second quarter (for the period from June 28, 1999 through August 3, 1999).....        27.1875      21.9675

Fiscal Year 2000 - DSS                                                                      High          Low
----------------------                                                                      ----          ---
     Second quarter (for the period from August 4, 1999 through September 26, 1999)        21.4375      14.3750
     Third quarter ended December 26, 1999.........................................        18.5625      11.5000
     Fourth quarter ended March 31, 2000...........................................        15.6875       8.7500


Fiscal Year 2001 - DSS                                                                      High          Low
----------------------                                                                      ----          ---
     First quarter ended July 2, 2000..............................................       $11.9375     $ 9.4375
     Second quarter ended October 1, 2000..........................................        15.5625       9.4375
     Third quarter ended December 31, 2000.........................................        16.1250      11.3125
     Fourth quarter ended March 31, 2001...........................................        14.9375      11.5000

Historically, Quantum has not paid cash dividends on its common stocks.

As of May 27, 2001, there were approximately 1,966 Quantum shareholders of record.

ITEM 6. Selected Financial Data

The information required by Item 6 is incorporated by reference from Part IV herein.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated by reference from Part IV included herein.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

For information about market risk, refer to the "Financial Market Risks" sections in Part IV of this report.

ITEM 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated by reference from Part IV herein.


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

With the exception of the information incorporated in Items 10, 11, 12 and 13 of this Form 10-K Annual Report, Quantum's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders is not deemed "filed" as part of this Form 10-K Annual Report.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as a part of this Report:

  1. Financial Statements--The consolidated financials statements of Quantum Corporation are listed in the Index to Financial Statements and Financial Statement Schedules.

  2. Financial Statement Schedules--The consolidated valuation and qualifying accounts (Schedule II) financial statement schedule of Quantum Corporation are listed in the Index to Financial Statements and Financial Statement Schedules.

  3.  Exhibits

Exhibit    Exhibit
Number     -------
------

3.1        Amended and Restated Certificate of Incorporation of Registrant

3.2(1)     Amended and Restated By-laws of Registrant, as amended

3.3(2) Certificate of Designations for the Series B Participating Junior Preferred Stock and Series C Participating Junior Preferred Stock

4.1(2) Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

10.1 Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors

10.2 Form of Change of Control Agreement between Registrant and the Named Executive Officers and Directors

10.3(3)    1993 Long-Term Incentive Plan (as amended May 29, 2001)

10.4(3)    1993 Long-Term Incentive Plan Form of Stock Option Agreement

10.5(3)    Supplemental Stock Option Plan (as amended May 29, 2001)

10.6(3)    Supplemental Stock Option Plan Form of Stock Option Agreement

10.7       1996 Board of Directors Stock Option Plan (as amended May 29, 2001)

10.8       1996 Board of Directors Stock Option Plan Form of Stock Option
           Agreement

10.9       Employee Stock Purchase Plan (as amended May 29, 2001)

10.10(4) Patent Assignment and License Agreement, dated as of October 3, 1994, by and between Digital Equipment Corporation and Registrant

10.11(5) Indenture, dated August 1, 1997, between the Registrant and La Salle National Bank as trustee, related to the Registrant's subordinated debt securities

10.12(5) Supplemental Indenture, dated August 1, 1997, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.13 Second Supplemental Indenture, dated as of August 4, 1999, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.14 Third Supplemental Indenture, dated as of April 2, 2001, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.15(6) Amended and Restated Master Agreement, dated April 30, 1997, between Registrant and Matsushita-Kotobuki Electronics Industries, Ltd.

10.16(6) Amended and Restated Purchase Agreement, dated April 30, 1997, between Registrant and Matsushita-Kotobuki Electronics Industries, Ltd.

Exhibit
Number     Exhibit
------     -------
10.17(6) License Agreement, dated as of April 17, 1997, between International Business Machines Corporation and Registrant

10.18(7) Amended and Restated Master Lease, dated July 12, 2000, between Selco Service Corporation, as Lessor and Registrant, as Lessee

10.19(7) Amended and Restated Participation Agreement, dated July 12, 2000, among Registrant, as Lessee, Selco Service Corporation, as Lessor, the Participants and The Bank of Nova Scotia, as Agent

10.20 First Amendment to Amended and Restated Participation Agreement, dated as of March 28, 2001, among Registrant, as Lesee, Selco Service Corporation, as Lessor, the Participants and The Bank of Nova Scotia, as Agent

10.21(8) Industrial Lease, dated as of July 17, 1998, between The Irvine Company as lessor, and ATL Products, Inc. as lessee

10.22(9) Agreement and Plan of Merger and Reorganization, dated as of May 10, 1999, by and among Registrant, Defiant Acquisition Sub, Inc. and Meridian Data, Inc.

10.23(9) First Amendment, dated as of June 28, 1999, to Agreement and Plan of Merger and Reorganization, dated as of May 10, 1999, by and among Registrant, Defiant Acquisition Sub, Inc. and Meridian Data, Inc.

10.24(10)  Amended and Restated Agreement and Plan of Merger and Reorganization
           dated as of October 3, 2000 by and among Quantum Corporation, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits).

10.25 Credit Agreement, entered into as of April 19, 2000 and amended and restated as of the Restatement Date, by and among Registrant, the Lenders and Bank of America, N.A., as Administrative Agent and Issuing Lender

12         Statement of Computation of Ratios of Earnings to Fixed Charges

21         Subsidiaries of Registrant

23.1       Consent of Ernst & Young LLP, Independent Auditors

24         Power of Attorney (see signature page)

_________
1. Incorporated by reference to Registrant's Annual Report on Form 10-K for fiscal year ended March 31, 2000.
2. Incorporated by reference to Registrant's Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
3. Incorporated by reference to Registrant's Schedule TO filed with the Securities and Exchange Commission on May 29, 2001.
4. Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 17, 1994.
5. Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on August 6, 1997.
6. Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended June 29, 1997 filed with the Securities and Exchange Commission on August 13, 1997.
7. Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended October 1, 2000 filed with the Securities and Exchange Commission on November 14, 2000
8. Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended December 27, 1998 filed with the Securities and Exchange Commission on February 9, 1999.
9. Incorporated by reference to Registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 1999
10. Incorporated by reference to Registrant's Form 10-Q for the quarterly period ended December 31, 2000 filed with the Securities and Exchange Commission on February 14, 2001.

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

                                             QUANTUM CORPORATION

     Dated: June 28, 2001
                                                 /s/ RENEE BUDIG
                                             ------------------------
                                                  Renee V. Budig
                                          Acting Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Renee Budig and Shawn Hall, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 28, 2001.

            Signature                                  Title
            ---------                                  -----

       /s/ MICHAEL A. BROWN                  Chairman of the Board, and Chief
-----------------------------------
         Michael A. Brown                    Executive Officer (Principal
                                             Executive Officer)

        /s/ RENEE V. BUDIG                   Acting Chief Financial Officer
-----------------------------------
          Renee V. Budig                     (Principal Financial and
                                             Accounting Officer)

      /s/ STEPHEN M. BERKLEY                 Director
-----------------------------------
        Stephen M. Berkley

        /s/ DAVID A. BROWN                   Director
-----------------------------------
          David A. Brown

     /s/ EDWARD M. ESBER, JR.                Director
-----------------------------------
       Edward M. Esber, Jr.

       /s/ KEVIN J. KENNEDY                  Director
-----------------------------------
         Kevin J. Kennedy

      /s/ GREGORY W. SLAYTON                 Director
-----------------------------------
        Gregory W. Slayton

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            Page
                                                                                                           ------
Quantum Corporation -- Financial Statements

   Selected Consolidated Financial Information..........................................................       18
   Management's Discussion and Analysis of Financial Condition and Results of Operations................       20
   Report of Ernst & Young LLP, Independent Auditors....................................................       39
   Consolidated Statements of Operations for the Years Ended March 31, 2001, 2000 and 1999..............       40
   Consolidated Balance Sheets as of March 31, 2001 and 2000............................................       42
   Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999..............       44
   Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2001, 2000 and 1999....       45
   Notes to Consolidated Financial Statements...........................................................       48
   Schedule II--Consolidated Valuation and Qualifying Accounts..........................................       75

              QUANTUM CORPORATION SELECTED FINANCIAL INFORMATION

This summary of consolidated financial information of Quantum for fiscal years 1997 to 2001 should be read along with Quantum's audited consolidated financial statements contained in this Annual Report on Form 10-K. The summarized financial information, other than the statement of operations data for fiscal years 1997 and 1998 and the balance sheet data at March 31, 1997, 1998 and 1999, was taken from these financial statements. As a result of the disposition of the HDD business on April 2, 2001, the selected financial information below has been restated to present the results of the HDD business as discontinued operations (see note 18 to the consolidated financial statements).

A number of items affect the comparability of this information.

  . The results of operations for fiscal year 2000 include the effect of a $40.1 million special charge associated with Quantum's strategy to reduce overhead expenses and product cost including the transfer of DLTtape drive volume manufacturing to Penang, Malaysia from Colorado Springs, Colorado.

  . The results of operations for fiscal years 1999 and 2000 include charges of $89 million and $37 million, respectively, for purchased in-process research and development in connection with the acquisitions of ATL Products, Inc. ("ATL") and Meridian Data Inc. ("Meridian"), respectively.

  . Prior to fiscal year 1999, almost all DLTtape media cartridges were sold directly by Quantum. However, beginning in fiscal year 1999, increased DLTtape media availability allowed licensed third party DLTtape media cartridge manufacturers to sell DLTtape media cartridges for which Quantum receives royalties. Royalty receipts by Quantum are reported as royalty revenue, which is significantly lower than the equivalent DLTtape media cartridge product revenue for Quantum. However, this royalty model has generated income from operations comparable to that generated by DLTtape media cartridge sales made directly by Quantum.

                                                                            At or For the Year Ended March 31,
                                                                            ----------------------------------
                                                                 2001         2000         1999         1998         1997
                                                                 ----         ----         ----         ----         ----
                                                                         (In thousands, except per share amounts)
Statement of Operations Data
Product revenue.............................................  $1,183,845   $1,232,442   $1,181,273   $1,162,725   $  719,925
Royalty revenue.............................................     221,973      186,429      121,463       27,075        8,088
                                                              ----------   ----------   ----------   ----------   ----------
  Total revenue.............................................   1,405,818    1,418,871    1,302,736    1,189,800      728,013
Gross profit................................................     623,036      648,890      579,919      502,214      270,339
Research and development expenses...........................     130,106      122,821       99,330       62,825       30,039
Sales and marketing, general and administrative
  expenses..................................................     231,684      181,495      114,895       69,607       35,240
Special charge..............................................          --       40,083           --           --           --
Purchased in-process research and development
  expense...................................................          --       37,000       89,000           --           --
Income from operations......................................     261,246      267,491      276,694      369,782      205,060
Income from continuing operations...........................     167,446      145,614      122,991      223,659      107,460
Income (loss) from discontinued operations..................      (6,760)    (104,770)    (152,526)     (52,858)      41,055
Net income (loss)...........................................  $  160,686   $   40,844   $  (29,535)  $  170,801   $  148,515
Income per share from continuing operations
  Basic.....................................................  $     1.13   $     0.53   $     0.77   $     1.64   $     0.92
  Diluted...................................................  $     1.08   $     0.51   $     0.74   $     1.37   $     0.75
Net income (loss)per share (1), (2):
  Basic.....................................................                    (0.10)  $    (0.18)  $     1.25   $     1.27
  Diluted...................................................                    (0.10)  $    (0.18)  $     1.07   $     1.04

Balance Sheet Data
Property, plant and equipment, net..........................  $   94,700   $   78,137   $   73,122   $   57,399   $   39,114
Total assets................................................   1,899,704    1,862,480    1,804,889    1,698,516    1,293,193
Total long-term debt, convertible debt and
  redeemable preferred stock................................     287,500      287,500      287,500      287,500      320,587
Net current assets of discontinued operations                    501,839      674,248      708,610      738,707      616,903
Net non-current assets of discontinued operations                184,504      102,228       82,636      167,739      238,366

(1) Net income (loss) per share for fiscal year 2000 is presented for the period from April 1, 1999 through August 3, 1999, as there is no single class of stock that represents the consolidated company after August 3, 1999, the date of the recapitalization.

(2) Net income (loss) per share for fiscal year 2001 is not presented, as there is no single class of stock that represents the consolidated company after August 3, 1999, the date of the recapitalization.

(3) Income per share from continuing operations for fiscal year 2000 presented in the table is for the period from August 4, 1999 through March 31, 2000, after the recapitalization that occurred on August 3, 1999. The income per share from continuing operations for the period from April 1, 1999 through August 3, 1999 was $0.36 (basic) and $0.35 (dilutive).

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Results of Continuing Operations

Fiscal Year 2001 Compared With Fiscal Year 2000
-----------------------------------------------

Revenue

Total revenue in fiscal year 2001 was $1,406 million, compared to $1,419 million in fiscal year 2000. The slight decline in revenue reflected decreased revenue from DLTtape drives, partially offset by increased storage solutions revenue and DLTtape media royalties. The decline in DLTtape drive revenue reflected decreased shipments and a decline in average unit prices due to competitive pricing. The increase in DLTtape media royalties reflected an increase in sales of DLTtape media cartridges at licensed media manufacturers for which Quantum earns a royalty. The increase in storage solutions revenue reflects increased shipments of tape automation systems and network attached storage appliances, which in part reflects Quantum's introduction of these products following and in conjunction with the acquisition of Meridian Data, Inc. in September 1999 or the second quarter of fiscal year 2000.

The table below summarizes the components of Quantum's revenue in the years ended March 31, 2001 and March 31, 2000.

                    (in millions)
                                                  2001         2000
                                                 ------       ------
                    DLTtape drives               $  754       $  858
                    DLTtape media                   114          147
                    DLTtape royalty                 222          187
                    Storage solutions               413          323
                    Inter-group elimination*        (97)         (96)
                                                 ------       ------
                       Revenue                   $1,406       $1,419
                                                 ======       ======

* Represents inter-group sales of DLTtape drives for incorporation into tape automation systems, for which the sales are included in storage solutions revenue.

Sales to the top five customers in fiscal year 2001 represented 43% of revenue, compared to 47% of revenue in fiscal year 2000. Sales to Compaq were 19% of revenue in fiscal year 2001, compared to 20% of revenue in fiscal year 2000. Sales to Hewlett-Packard were 10% of revenue in fiscal years 2001, compared to 13% of revenue in fiscal year 2000.

Sales to computer equipment manufacturers and distribution channel customers were 59% and 15% of revenue, respectively, in fiscal year 2001, compared to 63% and 16% of revenue, respectively, in fiscal year 2000. The remaining revenue in fiscal years 2001 and 2000 represented media royalty revenue and sales to value-added resellers.

Gross Margin Rate

The gross margin rate in fiscal year 2001 was 44.3%, compared to 45.7% in fiscal year 2000. The slight decrease reflected lower DLTtape drive margins is a result of price declines, partially offset by an increase in the proportion of overall revenue represented by DLTtape media royalty revenue and storage solutions. As a result of economic conditions and an expected increase in competition in the tape drive market, Quantum expects that DLTtape drive margins will face increasing pressure in the future, which could cause a decline in the overall gross margin rate. In addition, a substantial portion of the overall gross margin is derived from media sales. To the extent that media sales decline, our business could be adversely affected.

Research and Development Expenses

Research and development expenses in fiscal year 2001 were $130 million, or 9.3% of revenue, compared to $123 million, or 8.7% of revenue, in fiscal year 2000. The increase in research and development expenses reflected an increase in network attached storage solutions research and development, which in part reflects Quantum's acquisition of Meridian Data, Inc. in September 1999, the second quarter of fiscal year 2000.

Sales and Marketing Expenses

Sales and marketing expenses in fiscal year 2001 were $153 million, or 10.9% of revenue, compared to $119 million, or 8.4% of revenue in fiscal year 2000. The increase was the result of additional marketing expense to build category awareness for NAS applications and brand awareness for our network attached storage product line and in part reflects Quantum's acquisition of Meridian Data, Inc. in September 1999, the second quarter of fiscal year 2000. The increase also reflected the increased sales and marketing for tape automation systems, including the development of a direct sales channel.

General and Administrative Expenses

General and administrative expenses in fiscal year 2001 were $79 million, or 5.6% of revenue, compared to $63 million, or 4.4% of revenue, in fiscal year 2000. The increase in general and administrative expenses reflected increased storage solutions expenses, with increased costs related to tape automation systems and network attached storage solutions and in part reflects Quantum's acquisition of Meridian Data, Inc. in September 1999 or the second quarter of fiscal year 2000.

Purchased In-process Research and Development Expense

In fiscal year 2000, Quantum expensed purchased in-process research and development costs of $37 million as a result of the Meridian acquisition in the second quarter.

On September 10, 1999, Quantum completed the acquisition of Meridian Data, Inc. ("Meridian" - now known as Snap Appliances Inc, which is part of Quantum's Storage Solutions business). Four in-process research and development projects were identified and valued, including three Snap network attached storage server projects and one operating system ("O/S") project. The Snap server is a family of network attached storage appliances with products that incorporate hard disk drives and an O/S designed to meet the requirements of entry and workgroup level computing environments where multiple computer users access shared data files over a local area network. Since the O/S represents a significant technology component of the Snap server product, the O/S technology was valued as a separate technology asset. These projects are intended to provide additional capacity and enhanced functionality to current Snap server products. The Snap server projects and the O/S project represent 61% and 39%, respectively, of the total in-process research and development value of $37 million. As of September 10, 1999, the Snap server projects ranged from 24% to 82% complete and the O/S technology project was 39% complete. The Snap server and O/S projects were completed on schedule in fiscal year 2000.

For additional information regarding the Meridian acquisition and the costs associated with in-process research and development, refer to Note 6 of the Notes to the Financial Statements.

Goodwill and intangible assets

Goodwill and intangible assets at March 31, 2001, represented approximately 12% and 18% of total assets and stockholders' equity, respectively. The goodwill and intangible assets balance at March 31, 2001, was approximately $228 million and included goodwill of $115 million from the acquisition of ATL and goodwill of $25 million from the acquisition of Meridian.

Goodwill and other acquired intangible assets are amortized over their estimated useful lives, which range from three to fifteen years. Management in estimating the useful lives of the goodwill and other intangible assets considered the following factors:

 . The cash flow projections used to estimate the useful lives of the goodwill and other intangible assets showed a trend of growth that was expected to continue for an extended period of time;

 . The products offered by Snap and ATL, in particular, have long development cycles and corresponding long product life cycles;

 . The ability to leverage core technology into new Snap and ATL products, and to therefore extend the life of these technologies.

Quantum assesses the recoverability of its assets, including goodwill, by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. No such impairment has been identified to date with respect to Quantum's acquired intangible assets and goodwill.

Special Charge

During the fourth quarter of fiscal year 2000, Quantum recorded a special charge of $40.1 million. The charge was primarily focused on Quantum's DLTtape division and reflected Quantum's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat to declining DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape division and an acceleration of Quantum's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

In the third quarter of fiscal year 2001, Quantum reversed $7 million as a special charge benefit on the income statement. This reversal was primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

Quantum recorded a special charge of $7 million in the third quarter of fiscal year 2001. This is a result of Quantum's decision to establish a close proximity between its design and manufacturing operations in order to accelerate time-to-market for future products within its DLTtape drive product family. This impacted engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions were transitioned to Boulder, Colorado. The special charge is related to severance and benefits associated with terminated employees affected by this plan.

Quantum is proceeding according to plan and expects to realize annual cost savings from the plans of approximately $50 million, beginning upon full implementation of the plans in the beginning of fiscal year 2002. Approximately $25 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs, with the remaining amount in operating expenses, primarily research and development, as a result of ending research on certain optical-based storage solutions and a reduction in headcount. These expectations are forward-looking statements and actual results could vary. See "safe harbor" disclosure in Part I, Item 1. See also risk factors entitled - Quantum's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance.


Interest and Other Income/Expense

Net interest and other income/expense for the fiscal year 2001 was $0.4 million income compared to $0.1 million expense in fiscal year 2000. The change from expense to income reflected increased interest income as a result of higher average cash balances and higher interest rates, partially offset by a write-down of an equity investment.

Income Taxes

Quantum's effective rate in fiscal 2001 was 36% compared to 40% in fiscal year 2000. The fiscal year 2000 tax rate excludes the write-off for purchased in-process research and development for which a tax benefit is not recognizable. Quantum recorded a provision of 45.5% of pretax earnings in fiscal 2000. The lower effective rate in fiscal 2001 is primarily attributable to increased foreign earnings taxed at less than the U.S. rate.

Income from Continuing Operations

Income from continuing operations in fiscal year 2001 was $167 million, compared to $146 million in fiscal year 2000. The increase in income from continuing operations reflects the exclusion in fiscal year 2001 of purchased in-process research and development costs and special charges. The exclusion of these expenses was partially offset by increased operating expenses.


Events Subsequent to Year-End
-----------------------------

Discontinued Operations - Disposition of the Hard Disk Drive group

On March 30, 2001, Quantum's stockholders approved the disposition of the HDD group to Maxtor Corporation. On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

The HDD group produced two primary product lines, desktop hard disk drives and high-end hard disk drives. HDD had two separate business units that supported these two product lines. The desktop business unit designed, developed and marketed desktop hard disk drives designed to meet the storage requirements of entry-level to high-end desktop personal computers in home and business environments. The high-end business unit designed, developed and marketed high-end hard disk drives designed to meet the storage requirements of network servers, workstations and storage subsystems.

Quantum expects to realize a net gain on the disposal of the HDD business of between $135 million to $160 million to be recorded in the June quarter of fiscal year 2002. This is a forward looking statement and actual results could differ. See risk factor entitled - If Quantum incurs non-insured tax as a result of the disposition, Quantum's financial condition and operating results could be negatively affected.

The following table summarizes the results of discontinued operations:

                                                                Year Ended March 31,
                                                                2001           2000
                                                             ----------     ----------
                                                                 (In thousands)
Revenue..................................................    $3,046,489     $3,311,579
Gross Profit.............................................       410,867        230,070
Operating Expenses.......................................       434,418        420,994
Loss from operations.....................................       (23,551)      (190,924)
Loss before income taxes.................................        (9,660)      (178,181)
Income tax benefit.......................................         2,900         73,411
Loss from discontinued operations........................    $   (6,760)    $ (104,770)

The decreased revenue for fiscal year 2001 primarily reflected decreased shipments of desktop hard disk drives in conjunction with lower average unit prices. The lower than expected shipments were attributable to an economic slowdown and a specific component shortage experienced in the third fiscal quarter.

The increase in gross profit resulted from higher gross margin rates and a special charge of $57 million incurred in fiscal year 2000, of which $16 million was reversed in fiscal year 2001. The higher gross margin rates were due to a shift towards lower cost, higher capacity, higher margin products in both the desktop and high-end divisions. The special charge related to Quantum's strategy to modify the Hard Disk Drive business model with the low-cost PC market. The special charge benefit in fiscal year 2001 was due to negotiated lease cancellations and reduced severance and benefits due to the redeployment of employees.

The increase in operating expenses primarily resulted from expenses associated with the disposition of HDD to Maxtor and higher research and development costs, partially offset by lower sales and marketing and general and administrative expenses. Merger costs incurred in fiscal year 2001 were $19 million and reflected employee retention, legal, accounting and underwriter fees.


Non-Recurring and Special Charges, In-Process Research and Development Expenses Transition Expenses

(i)  Non-Recurring Charges

As a result of the disposition of the HDD business and its merger with Maxtor in the first quarter of fiscal year 2002, Quantum will record certain stock and other compensation charges to better align resources with the requirements of Quantum's ongoing operations. These charges will be recorded in Quantum's results of operations.

Stock Compensation Charges

As described in the paragraphs below, approximately $17 million of stock compensation charges will be immediately expensed upon completing the disposition in the first quarter of fiscal year 2002, and approximately $17 million of deferred stock compensation charges will be recorded and expensed over remaining vesting periods or up to four years.

The following table estimates the vesting and expense recognition for the $17 million of deferred stock compensation charges.

                   Period                                                                  Stock
                   ------                                                               Compensation
                                                                                         Recognized
                                                                                        (in millions)
               1/st/ quarter fiscal year 2002                                                    $ 9.7
               2/nd/ quarter fiscal year 2002                                                      2.0
               3/rd/ quarter fiscal year 2002                                                      1.8
               4/th/ quarter fiscal year 2002                                                      0.7
                                                                                                 -----
               Fiscal Year 2002                                                                   14.2
               Fiscal Year 2003                                                                    2.0
               Fiscal Year 2004                                                                    0.6
               Fiscal Year 2005                                                                    0.2
                                                                                                 =====
               Total                                                                             $17.0
                                                                                                 =====


Stock Compensation Charges - Continuing Quantum Employees

In the first quarter of fiscal year 2002, continuing DSS employees, including corporate employees with HDD stock options and HDD restricted stock will have their HDD equity interests converted into DSS stock options and restricted stock, respectively. The aggregate intrinsic value of the stock option and restricted stock immediately after the conversion will equal the intrinsic value of the stock option and restricted stock immediately before the conversion. In addition, the ratio of the exercise price per share to the market value per share will not be reduced. Resulting compensation at approximately $15 million, related to vested stock options will be immediately expensed, and compensation at approximately $8 million, related to unvested options and restricted stock will be expensed over the remaining vesting periods of those awards or up to four years. The compensation expense related to these replacement awards will be included in continuing operations in Quantum's consolidated financial statements.

Stock Compensation Charge - Corporate Employees Terminated at the time of the Merger

Most Quantum employees whose employment is terminated coincident with the closing of the HDD and Maxtor transaction will be afforded the normal 90-day period in which to exercise their vested HDD and DSS stock option awards. Employees designated for termination at the merger consummation date had their unvested HDD and DSS stock options and restricted stock converted in to shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the HDD and DSS options and restricted stock at the time of the conversion. Terminated employees who are not party to a transition arrangement will receive accelerated vesting of 50% of the unvested portion of their restricted stock awards. Compensation expense related to the stock conversions and acceleration granted to former corporate employees terminated coincident with the closing of the transaction at approximately $3 million will be included in continuing operations in Quantum's consolidated financial statements. Compensation expense related to the stock conversions and acceleration granted to former Quantum HDD employees terminated with the closing of the transaction will be included in the calculation of the gain on disposal of discontinued operations.

Stock Compensation Charge - Employees to be Terminated After the Merger

Employees designated for termination on or about the merger consummation date, but who will remain employed by Quantum pursuant to a transition service arrangement, had their unvested HDD and DSS stock options and restricted stock converted into shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the HDD and DSS options and restricted stock at the time of the conversion (vested but unexercised awards will be permitted to expire according to their original terms). Fifty percent of the DSS restricted stock issued upon conversion of such outstanding unvested awards will vest upon the earlier of three months succeeding the initial three-month period or the termination date of the employee. Quantum will account for the award of restricted stock, in settlement of existing unvested options and restricted stock, as the cancellation of an award and concurrent new issuance. The other 50% of the DSS restricted stock will vest ratably over the successive nine month period so long as such individuals remain employed by Quantum during this time. Quantum will record deferred compensation of approximately $9 million for the value of the DSS restricted stock issued, fixed as of the issuance date, and will recognize compensation expense through continuing operations over the period during which the restrictions on such stock lapse, or up to nine months.

Corporate Severance and Compensation Charges

Subsequent to the disposition of the HDD business and its merger with Maxtor, Quantum will be left with excess administration and overhead costs. Pursuant to the merger agreement, Maxtor has agreed to hire, or in the event it does not hire, pay the severance costs associated with the termination of substantially all of the of the HDD employees and a significant portion of the corporate employees, including certain members of Quantum's senior management. The severance costs that will not be paid by Maxtor will be included in Quantum's results of operations. The corporate severance and compensation costs that will be included in Quantum first quarter of fiscal year 2001 are estimated at approximately $10 million.

(ii) Special Charges - DLT and Storage Solutions

In the first quarter of fiscal year 2001, Quantum expects to incur approximately $25 million of special charges related to: 1) discontinuing business activities in solid state storage systems, 2) the decision to withdraw the plans for an initial public offering of its Snap Appliances subsidiary, namely writing off deferred costs that were related to the plan, 3) staff reductions and other cost incurred related to cost savings activities related to tape automation systems activities, and 4) DLT relocation and transition expenses that will be incurred as DLTtape product development is moved from Shrewsbury, Massachusetts, to Boulder, Colorado.

(iii) In-Process Research and Development Expenses

Approximately $13 million of the M4 purchase price will be assigned to in-process research and development, which will be expensed in the first quarter of fiscal year 2002.

(iv)  Transition Expenses

Certain Quantum employees designated for termination on or about the merger consummation date, but who will remain employed by Quantum pursuant to a transition service arrangement will provide transition services to Quantum, as well as to Maxtor. These transition services will be aimed at transitioning certain activities to Maxtor or for ongoing Quantum activities, to a scaled down version of the function that is appropriate to the size of Quantum after the disposition of the HDD business. The transition services include real estate, information systems and equipment, accounting, payroll, sales and marketing, product support, inventory maintenance, procurement, costing, warehouse management, communications, human resources and other specific services. Maxtor will reimburse Quantum for a portion of the transition services. Quantum's portion of the transition services is expected to be approximately $10 million and $5 million in the first and second quarters of fiscal year 2002, respectively, excluding stock compensation charges associated with transition employees. The related transition charges will be included in continuing operations in Quantum's consolidated financial statements.


Acquisition of M4 (Data) Holdings Ltd

On February 7, 2001, Quantum announced that it had signed a definitive agreement to acquire M4 Data (Holdings) Ltd., a privately held data storage company based in the United Kingdom. The acquisition enables Quantum to leverage M4 Data's complementary products and technologies to enhance the range of tape automation storage solutions offered to enterprise customers. M4 Data provides scalable high performance tape automation products for the data storage market.

Under the terms of the agreement, Quantum acquired on April 12, 2001, all the outstanding stock of M4 Data for approximately $56 million in consideration, including $15 million in cash and $41 million in notes payable. These notes are due 2006 and are callable by the holders at their option, beginning April 2002. The purchase agreement also includes additional contingent consideration based on the achievement of future performance goals.

The acquisition will be accounted for as a purchase, and Quantum expects that approximately $13 million of the purchase price will be assigned to in-process research and development, which will be expensed in the first quarter of fiscal year 2002.

Fiscal Year 2000 Compared With Fiscal Year 1999
------------------------------------------------

Revenue

Total revenue in fiscal year 2000 was $1,419 million, compared to $1,303 million in fiscal year 1999, an increase of 9%. The increase in revenue reflected increased revenue from sales of storage solutions and increased DLTtape media royalties and a decline in revenue from sales of DLTtape drives. The increase in storage solutions revenue reflected an increase in shipments of tape automation systems and the acquisition of the ATL tape library business in September 1998, and shipments of network attached storage appliances following the acquisition of Meridian in September 1999. The increase in DLTtape media royalties reflected an increase in sales of DLTtape media cartridges by licensed media manufacturers for which Quantum earns a royalty. The overall increase in market sales of DLTtape media cartridges reflected sales of cartridges for use in both new DLTtape drives and to meet the ongoing new media needs of the installed base of DLTtape drives. The decrease in DLTtape drive revenue reflected increased shipments, offset by competitive price declines.

The table below summarizes the components of Quantum's revenue in the years ended March 31, 2000 and March 31, 1999.


              (in millions)
                                                               2000             1999
                                                              ------           ------
              DLTtape drives..............................    $  858           $  872
              DLTtape media...............................       147              195
              DLTtape royalty.............................       187              122
              Storage solutions...........................       323              154
              Inter-group elimination*....................       (96)             (40)
                                                              ------           ------
                 Revenue                                      $1,419           $1,303
                                                              ======           ======

* Represents inter-group sales of DLTtape drives for incorporation into Quantum's tape automation systems, for which the sales are included in storage solutions revenue.

Sales to the top five customers in fiscal year 2000 represented 47% of revenue, compared to 53% of revenue in fiscal year 1999. These amounts reflected a retroactive combination of sales to Compaq and Digital Equipment as a result of their merger in June 1998. Sales to Compaq were 20% of revenue in fiscal year 2000, compared to 25% of revenue in fiscal year 1999, including sales made to Digital Equipment. Sales to Hewlett-Packard were 13% of revenue in fiscal years 2000 and 1999.

Sales to computer equipment manufacturers and distribution channel customers were 63% and 16% of revenue, respectively, in fiscal year 2000, compared to 71% and 17% of revenue, respectively, in fiscal year 1999. The remaining revenue in fiscal years 2000 and 1999 represented media royalty revenue and sales to value-added resellers.

Gross Margin Rate

The gross margin rate in fiscal year 2000 was 45.7%, compared to 44.5% in fiscal year 1999. The 1.2 percentage point increase reflected an increase in the proportion of overall revenue represented by DLTtape media royalty revenue, partially offset by a decline in the gross margin rate earned on DLTtape drives.

Research and Development Expenses

Research and development expenses in fiscal year 2000 were $123 million, or 8.7% of revenue, compared to $99 million, or 7.6% of revenue, in fiscal year 1999. The increase in research and development expenses reflected the following:

     . inclusion of ATL's expenses, which were not included in the first two quarters of fiscal year 1999, as the acquisition occurred on September 28, 1998,
     . inclusion of Snap's expenses, which were not included in fiscal year 1999 and the first quarter of fiscal year 2000, as the acquisition occurred on September 10, 1999 and
     . higher research and development expenses related to new tape drive products and other new information storage products, including Super DLTtape technology.

Sales and Marketing Expenses

Sales and marketing expenses in fiscal year 2000 were $119 million, or 8.4% of revenue, compared to $77 million, or 5.9% of revenue in fiscal year 1999. The increase in sales and marketing expenses reflected the inclusion of ATL and Snap's expenses and an increase in marketing and advertising costs associated with DLTtape products.

General and Administrative Expenses

General and administrative expenses in fiscal year 2000 were $63 million, or 4.4% of revenue, compared to $38 million, or 2.9% of revenue, in fiscal year 1999. The increase in general and administrative expenses reflected the inclusion of ATL and Snap's expenses and the amortization of intangible assets, particularly goodwill.

Purchased In-process Research and Development Expense

Quantum expensed purchased in-process research and development costs of $37 million as a result of the Snap acquisition in the second quarter of fiscal year 2000, and $89 million as a result of the ATL acquisition in the third quarter of fiscal year 1999. On September 28, 1998, Quantum completed the acquisition of ATL Products, Inc. ("ATL"). Five in-process research and development projects were identified and valued, including three tape library projects, one network project and one software project. These projects were intended to develop next-generation tape automation systems and software management products. As of September 28, 1998, the tape library projects ranged from 68% to 83% complete, the network project was 54% complete and the software project was 78% complete. These projects were completed by the end of fiscal year 2000.

For additional information regarding the Snap and ATL acquisitions and the costs associated with in-process research and development, refer to Note 6 of the Notes to the Financial Statements.

Interest and Other Income/Expense

Net interest and other income and expense in fiscal year 2000 was $0.1 million expense compared to $12 million expense in fiscal year 1999. The decrease in expense reflected increased interest income as a result of higher cash balances and a $2.6 million gain on the sale of an equity investment. In addition, the expense in fiscal year 1999 reflected a $6.8 million write-down of an equity investment.

Income Taxes

Quantum's effective tax rate in fiscal years 2000 and 1999, excluding the write-off for purchased in-process research and development was 40%. Quantum recorded a provision of 45.5% of pretax earning in fiscal year 2000, compared to 53.5% in fiscal year 1999. This lower effective rate was primarily attributable to a decreased amount of purchased in-process research and development write-off in fiscal year 2000, for which a tax benefit is not recognizable.

Income from continuing operations

Quantum reported income from continuing operations in fiscal year 2000 of $146 million, compared to $123 million in fiscal year 1999. The increase reflected the lower charge for purchased in-process research and development in fiscal year 2000, partially offset by increased operating expenses, including the special charge and increased amortization of goodwill and other intangible assets resulting from the ATL and Snap acquisitions.

Discontinued operations

The following table summarizes the results of operations for discontinued operations:

                                                                              Year Ended March 31,
                                                                               2000           1999
                                                                            ----------     ----------
                                                                                (In thousands)
Revenue.................................................................    $3,311,579     $3,599,320
Gross Profit............................................................       230,070        291,419
Operating Expenses......................................................       420,994        423,874
Loss from operations....................................................      (190,924)      (132,455)
Loss before income taxes................................................      (178,181)      (264,503)
Income tax benefit......................................................        73,411        111,977
Loss from discontinued operations.......................................    $ (104,770)    $ (152,526)

The decreased revenue for fiscal year 2000 primarily reflected a decline in average unit prices of desktop hard disk drives, partially offset by an increase in shipments. The decline in average unit prices was a result of intense competitive pricing pressures, especially in the first two quarters of fiscal year 2000.

The decrease in gross profit resulted from a special charge of $57 million incurred in fiscal year 2000 and decreased revenues, partially offset by higher gross margin rates. The special charge related to Quantum's strategy to modify the Hard Disk Drive business model with the low-cost PC market. The higher gross margin rate was due to a shift towards higher margin products in the high-end divisions.

The decrease in operating expenses reflected decreases in research and development expenses and sales and marketing expenses of $11 million and $4 million, respectively, partially offset by an increase of $10 million in general and administrative expenses and a special charge of $2 million incurred in fiscal year 2000 related to the modification of the Hard Disk Drive business model.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Quantum is required to adopt SFAS 133 in fiscal year 2002 and management does not expect SFAS No. 133 to have a material effect on the Quantum's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for Quantum in the first quarter of fiscal year 2001. The adoption of SAB 101 did not have a material impact on Quantum's financial position or results of operations.

In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material impact on the Quantum's financial position or results of operations.


Liquidity and Capital Resources

Quantum's cash, cash equivalents and marketable securities were $399 million at March 31, 2001, compared to $339 million at March 31, 2000. Quantum generated cash from operations of $177 million, primarily reflecting net income, increases in income taxes payable, partially offset by increases in inventories and other assets and liabilities.Quantum used cash in fiscal year 2001 to purchase $241 million of treasury stock, as discussed below.

Other uses of cash included approximately $92 million for purchases of property and equipment. Other sources of cash included $64 million from the issuance of common stock.

Net cash provided by continuing operations in fiscal years 2001 and 2000 was $61 million and $64 million, respectively, and net cash used by continuing operations in fiscal year 1999 was $116 million. Net cash used by discontinued operations in fiscal year 2001 was $178 million and net cash provided by discontinued operations in fiscal years 2000 and 1999 was $82 million and $246 million, respectively.

Net cash provided by the operating activities of continuing operations in fiscal years 2001, 2000 and 1999 was $241 million, $380 million and $217 million, respectively. Net cash used in the operating activities of discontinued operations in fiscal year 2001 was $64 million and net cash provided by the operating activities of discontinued operations in fiscal years 2000 and 1999 was $117 million and $247 million, respectively.

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of Quantum's common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSS or HDD common stock. An additional $100 million was authorized for repurchase of HDD common stock. Under these authorizations, as of March 31, 2001, including 13.5 million shares of DSS common stock and 10 million shares of HDD common stock repurchased for a combined total of $241 million during the year ended March 31, 2001, Quantum had repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for a combined total of $566 million.

In April 2000, Quantum entered into two unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. In March 2001, Quantum canceled the credit facility expiring April 2001. At March 31, 2001, there were no outstanding balances drawn on these lines.

Quantum filed a registration statement that became effective on July 24, 1997, pursuant to which Quantum may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. Under the registration statement, in July 1997, Quantum issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and were convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum DSS common stock and HDD common stock. The notes are convertible into 6,206,152 shares of Quantum common stock, or 21.587 shares per $1,000 note, and were originally convertible to 3,103,076 shares of HDD common stock, or 10.793 shares per $1,000 note. However, as a result of the disposition of HDD, the HDD shares are convertible into 16.405 shares of Maxtor common stock per $1,000 note. Quantum has the option to redeem the notes on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of Quantum's common stocks. Subsequent to August 1, 2001, Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum's common stocks, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of Quantum's existing and future senior indebtedness.

Quantum expects to spend approximately $60 million in fiscal year 2002 for capital equipment and leasehold improvements. These capital expenditures will support the tooling and other capital expenditures related to the ramp of Super DLTtape products; additional manufacturing of tape drives in Penang, Malaysia; and Quantum's general infrastructure. Quantum expects its cash flow from operations, together with available financing sources, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet Quantum's expectations.

In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. Such financing may not be on terms favorable to Quantum.

Financial Market Risks

Quantum is exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations and marketable equity security prices. To manage the volatility relating to these exposures, Quantum enters into various derivative transactions pursuant to Quantum's policies to hedge against known or forecasted market exposures.

Changes in interest rates affect interest income earned on Quantum's cash equivalents and short-term investments, and interest expense on short-term and long-term borrowings. Quantum does not enter into derivative transactions related to its cash, cash equivalents or short-term investments, nor existing or anticipated liabilities.

As a multinational corporation, Quantum is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact to our financial results.

Quantum utilizes foreign currency forward contracts to manage the risk of exchange rate fluctuations. In all cases, Quantum uses these derivative instruments to reduce its foreign exchange risk by essentially creating offsetting market exposures. The instruments held by Quantum are not leveraged and are not held for trading or speculative purposes.

Quantum uses forward exchange contracts to hedge its net asset or net liability position, which primarily consists of inter-company balances, foreign tax liabilities and non-functional currency denominated receivables. The hedging activity is intended to manage the effects of foreign currency re-measurement arising from certain assets and liabilities denominated in foreign currency.
The success of the hedging program depends on forecasts of transaction activity in the various currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, Quantum could experience unanticipated currency gains or losses.

Quantum maintains a portfolio of equity investments in companies that are not currently publicly traded. These investments are recorded at cost, adjusted for other than temporary impairment and are included in other assets. At March 31, 2001, the cost of these investments was $15.4 million. Quantum regularly reviews the financial information of these investments and does not believe there has been any impairment in the value of these investments.

Quantum is exposed to equity price risk on its investment in TiVo. Inc. common stock. Quantum does not attempt to reduce or eliminate its market exposure on this security. Quantum entered into a strategic alliance with TiVo in fiscal year 1999 to supply hard drives utilizing Quantum's QuickView technology for integration into TiVo's Personal Video Recorder. At March 31, 2001, the fair market value of Quantum's investment was approximately $4.5 million. As TiVo is a relatively new company and has introduced a new product in the consumer electronics market, Quantum does not believe it is possible to reasonably estimate any future price movement of TiVo common stock. This investment is included in current assets from discontinued operations.


Trends and Uncertainties Relating to Quantum
--------------------------------------------

Quantum is exposed to general economic conditions that have resulted in lower sales and actions to reduce operating expenses and continued or worsened conditions may result in additional actions to reduce operating expenses.

As a result of recent unfavorable economic conditions and reduced capital spending, Quantum's sales have declined in the fourth quarter of fiscal year 2001 compared to the previous three quarters of fiscal 2001. In particular, sales to OEMs and resellers in the server equipment manufacturing and storage networking markets in the United States were impacted during the fourth quarter of fiscal 2001. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Quantum may experience a material adverse impact on its business, operating results, and financial condition. For example, Quantum expects a reduction in sales in the first quarter of fiscal year 2002 compared to the fourth quarter of fiscal year 2001, which will result in comparatively lower operating results as well as adjustments and other charges associated with actions aimed at reducing operating expenses. Comparatively lower sales have resulted in operating expenses increasing as a percentage of revenue in the fourth quarter of fiscal year 2001 and this trend is expected to worsen in the first quarter of fiscal year 2002 and although Quantum is taking actions and charges in the first quarter of 2002 to reduce operating expenses, a prolonged continuation or worsening of sales trends may result in additional actions and charges aimed at further reducing operating expenses in subsequent quarters of fiscal year 2002. The impact of charges or an inability to reduce operating expenses consistent with future trends in sales may adversely impact Quantum's operating results.

The disposition of HDD may be determined not to be tax-free, which would result in Quantum or its stockholders, or both, incurring a substantial tax liability.

Maxtor and Quantum have agreed not to request a ruling from the Internal Revenue Service (the "IRS"), or any state tax authority confirming that the structure of the combination of Maxtor with HDD will not result in any federal income tax or state income or franchise tax to Quantum, or the holders of HDD common stock. Instead, Maxtor and Quantum have agreed to effect the disposition and the merger on the basis of an opinion from Ernst & Young LLP, Quantum's tax advisors, and a tax opinion insurance policy issued by a syndicate of major insurance companies covering up to $340 million of tax loss to Quantum caused by disposition and merger.


The tax opinion insurance policy does not cover all circumstances under which the disposition could become taxable to Quantum.

In addition to customary exclusions from its coverage, the tax opinion insurance policy does not cover any federal or state tax payable by Quantum if the disposition becomes taxable to Quantum as a result of:

     .  a change in relevant tax law;

     . an acquisition representing a 50% or greater interest in Quantum during the two-year period following the merger, whether or not approved by Quantum's board of directors; or

     . an acquisition representing a 50% or greater interest in Maxtor during the two-year period following the merger, whether or not approved by Maxtor's board of directors.


If Quantum incurs non-insured tax as a result of the disposition, Quantum's financial condition and operating results could be negatively affected.

If the split-off is determined to be taxable to Quantum, Quantum will not be able to recover the tax either from Maxtor or under the insurance policy under the following circumstances:

     . If the tax loss were not covered by the policy because it fell under one of the exclusions described above, insurance proceeds would not be available to cover the loss.

     . If the tax loss were caused by Quantum's own acts or those of a third party that made the disposition taxable (for instance, an acquisition of control of Quantum during the two-year period following the closing), Maxtor would not be obligated to indemnify Quantum for the tax.

     . If Maxtor was obligated to indemnify Quantum for the tax but was not able to make the payment, Quantum would nevertheless be obligated, as the taxpayer, to make the payment.

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


Because the disposition would be taxable to Quantum if either Maxtor or Quantum undergoes a change of control as part of the disposition plan, Quantum may be a less attractive acquisition candidate for at least two years after the disposition.

Under the federal tax rules applicable to the disposition, if a 50% or greater interest in either Maxtor or Quantum is acquired within two years after the disposition, the disposition would become taxable to Quantum under circumstances not covered by the tax opinion insurance policy and/or under which Maxtor would be required to pay Quantum for the amount of the tax. Neither Maxtor nor Quantum will have control over all the circumstances under which an acquisition could occur. Because of the restriction on acquisitions, Quantum:

     .  may have to forego significant growth and other opportunities;

     . may not be deemed an attractive acquisition target reducing opportunities for its stockholders to sell or exchange their shares in attractive transactions which might otherwise be proposed; and

     . will be restricted in its ability to initiate a business combination that its board of directors might wish to pursue because it will not be able to structure the transaction as an acquisition, even if that would otherwise be the most attractive structure.

The foregoing effects of the restriction on an acquisition of Quantum could have a negative impact on Quantum's business and stockholder value.


Quantum may be harmed as a result of operating solely as a DLTtape and storage solutions business.

Quantum's operations have consisted of the DLTtape and storage solutions business and the Hard Disk Drive business. Operating results of the DSS business alone may be adversely affected by the loss of one or more of the following benefits that HDD had contributed to Quantum:

     . The ability to leverage the expertise of HDD in areas related to HDD's core competency in hard disk drives;

     . The opportunity to jointly develop various products, such as online storage solutions;

     . The ability to more effectively enable and cost reduce data storage solutions;

     .  Use of the goodwill and brand recognition associated with HDD;

     . The benefit of Quantum as a whole having a larger market capitalization related to the two tracking stocks;

     . Diversification associated with a single company serving the DLTtape, storage solutions and hard disk drive markets.


Maxtor's failure to perform under the indemnification agreement in connection with Quantum's convertible debt would harm Quantum's business.

Maxtor has agreed to assume responsibility for payments of up to $95,833,000 of Quantum's convertible debt. If Maxtor fails to indemnify Quantum under the indemnification agreement for Maxtor's portion of the convertible debt, Quantum could experience a material adverse effect on its business and financial performance.


Quantum may have contingent liabilities for some obligations assumed by Maxtor, and Maxtor's failure to perform under these obligations could result in significant costs for Quantum that could have an adverse impact on Quantum operating results.

Maxtor has agreed to assume responsibility for obligations related to Quantum and its HDD business, including obligations associated with taxes, real estate, computer equipment, software, litigation, and human resources. If Maxtor fails to perform under these obligations, Quantum may have contingent liability and incur costs that have a material adverse effect on its business and financial performance.


Quantum's continuing operations may experience difficulty attracting and retaining quality employees, which may hurt its ability to operate its business effectively.

The ability of Quantum to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified technical and managerial personnel. The combination of DSS and HDD has resulted in faster growth and greater scale for Quantum. After the disposition, without the benefits of a combined business, Quantum may not experience the same success in attracting quality employees. Competition for qualified personnel is intense. There is a risk that some key employees will depart as a result of the disposition. Lack of success in attracting qualified employees could lead to lower than expected operating results and delays in the introduction of new products and could have a negative effect on the ability of Quantum to support customers.


The historical financial information of Quantum's DSS group may not be representative of its future results as a separate company.

The historical financial information of DSS does not necessarily reflect what its financial position, operating results, and cash flows would have been had it been a separate, stand-alone entity during the periods presented. In addition, the historical information is not necessarily indicative of what its operating results, financial position and cash flows will be in the future. Quantum has not made adjustments to reflect many significant changes that may occur in its cost structure, funding and operations as a result of its separation from HDD, including changes in its employee base, legal structure, costs associated with reduced economics of scale, marketing expenses related to establishing a new brand identity, and costs associated with being a public stand-alone company.


Quantum is exposed to general economic conditions that have resulted in lower sales and actions to reduce operating expenses and continued or worsened conditions may result in additional actions to reduce operating expenses.

As a result of recent unfavorable economic conditions and reduced capital spending, our sales have declined in the fourth quarter of fiscal year 2001 compared to the previous three quarters of fiscal 2001. In particular, sales to OEMs and resellers in the server equipment manufacturing and storage networking markets in the United States were impacted during the fourth quarter of fiscal 2001. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. For example, we expect a reduction in sales in the first quarter of fiscal year 2002 compared to the fourth quarter of fiscal year 2001, which will result in comparatively lower operating results as well as adjustments and other charges associated with actions aimed at reducing operating expenses. Comparatively lower sales have resulted in operating expenses increasing as a percentage of revenue in the fourth quarter of fiscal year 2001 and this trend is expected to worsen in the first quarter of fiscal year 2002 and although we are taking actions and charges in the first quarter of 2002 to reduce operating expenses, a prolonged continuation or worsening of sales trends may result in additional actions and charges aimed at further reducing operating expenses in subsequent quarters of fiscal year 2002. The impact of charges or an inability to reduce operating expenses consistent with future trends in sales may adversely impact Quantum's operating results.


Competition has increased and may increasingly intensify in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology.

Quantum competes with companies that develop, manufacture, market and sell tape drive products. Quantum's principal competitors include Benchmark Storage Innovations Inc., Hewlett-Packard, Seagate Technology, Inc., Sony Corporation and Storage Technology Corporation. These competitors are aggressively trying to develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM Corporation and Seagate formed a consortium and developed new linear tape drive products. Such products target the high-capacity data back-up market and compete with Quantum's products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and margins earned on Quantum's DLTtape and Super DLTtape drives. A combination of the current economic environment, which has resulted in reduced shipments of tape drives, and increased competition could result in a further deterioration in prices and reduced margins which could have a material adverse impact on Quantum's operating results.

Competition has increased and may increasingly intensify and sales have trended lower in the tape library market as a result of current economic conditions.

Quantum's tape library products compete with product offerings of ADIC, Inc., Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek, who also offer tape automation systems incorporating DLTtape and Super DLTtape technology. Current economic conditions have been marked by lower information technology investment, particularly for higher priced products such as high-end tape automation systems. The lower demand has resulted in lower sales as well as increased price competition. If this trend continues or intensifies, sales and margins may be further reduced which could have a material adverse impact on Quantum's operating results.


Competition from alternative storage solutions that compete with Quantum products may increase.

Quantum's products, particularly tape products, including tape drives and automation systems, also compete with other storage technologies, such as hard disk drives. Hard disk drives have experienced a trend toward lower prices while capacity and performance has increased. If hard disk drive costs continue to decline, the competition resulting from hard disk drive based storage solutions may increase.


Quantum's operating results depend on new product introductions, which may not be successful.

To compete effectively, Quantum must improve existing products and introduce new products, such as products based on Super DLTtape technology and network attached storage appliances. Quantum cannot provide assurance that:

     . It will introduce any of these new products in the time frame Quantum currently forecasts;

     . It will not experience technical or other difficulties that could prevent or delay the introduction of these new products;

     .  Its new products will achieve market acceptance;

     . Its new products will be successfully or timely qualified with Quantum's customers by meeting customer performance and quality specifications. A successful and timely customer qualification must occur before customers will place large product orders; or

     . It will achieve high volume production of these new products in a timely manner, if at all.

These risks are magnified because Quantum expects that technological changes, changes in customer requirements and increasing competition could result in declining sales and gross margins on its existing products.


Reliance on a limited number of third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems.

Quantum depends on a limited number of suppliers for components and sub-assemblies, including recording heads, media cartridges and integrated circuits, all of which are essential to the manufacture of DLTtape drives and tape automation systems.

Quantum currently purchases the DLTtape media cartridges it sells primarily from Fuji Photo Film Co., Ltd. and from Hitachi Maxell, Ltd. Maxell is also the sole supplier of Super DLTtape media cartridges. Quantum cannot provide assurance that Fuji or Maxell will continue to supply an adequate number of high quality media cartridges in the future. If component shortages occur, or if Quantum experiences quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased. In addition, Quantum qualifies only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

Quantum's main supplier of tape heads is located in China. Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs, delays in shipment and could have an adverse impact on Quantum's operating results.


Quantum's quarterly operating results could fluctuate significantly and past quarterly operating results should not be used to predict future performance.

Quantum's quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, Quantum's past quarterly operating results should not be used to predict future performance. Quarterly operating results could be adversely affected by:

     .  An inadequate supply of DLTtape media cartridges;

     . Customers canceling, deferring or rescheduling significant orders as a result of excess inventory levels or other factors;

     .  Declines in network server demand;

     . Failure to complete shipments in the last month of a quarter during which a substantial portion of Quantum's products are typically shipped; or

     .  Increased competition.


A majority of sales come from a few customers and these customers have no minimum or long-term purchase commitments.

Quantum's sales are concentrated with a few customers. Customers are not obligated to purchase any minimum product volume and Quantum's relationships with its customers are terminable at will. The loss of, or a significant change in demand from, one or more key customers could materially and adversely impact Quantum's operating results.

Unpredictable end-user demand, combined with the computer equipment manufacturer trend toward carrying minimal inventory levels, increases the risk that Quantum will manufacture and custom configure too much or too little inventory for particular customers. Significant excess inventory could result in inventory write-downs and losses, while inventory shortages could adversely impact Quantum's relationship with its customers, either of which could adversely impact Quantum's operating results. For example, current economic conditions, which in part have resulted in reduced product orders from Quantum's customers will have an adverse impact on Quantum's operating results.


Quantum does not control licensee pricing or licensee sales of DLTtape media cartridges and as a result Quantum's royalty revenue may decline.

Quantum receives a royalty fee based on sales of DLTtape media cartridges by Fuji and Maxell. Under Quantum's license agreements with Fuji and Maxell, each of the licensees determines the pricing and number of units of DLTtape media cartridges sold by it. In addition, other companies may begin to sell DLTtape media cartridges under license agreements. As a result, Quantum's royalty revenue will vary depending upon the level of sales and prices set by Fuji, Maxell and potentially other licensees. In addition, lower licensee pricing could require Quantum to lower its prices on direct sales of DLTtape media cartridges, which would adversely impact Quantum's margins for this product.

Quantum's royalty revenue is dependent on an installed base of tape drives that utilize DLTtape media cartridges and if the installed base declines royalty revenue may decline.

Competition from other tape technologies could result in reduced sales of DLTtape drives and the replacement of currently installed DLTtape drives with drives that do not consume DLTtape media. This could cause a decline in the installed base of tape drives that utilize DLTtape media from which Quantum earns a royalty and a reduction in Quantum's royalty revenue.


Third party infringement claims could result in substantial liability and significant costs.

From time to time, third parties allege Quantum's infringement of and need for a license under their patented or other proprietary technology. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of Quantum, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject Quantum to substantial liabilities and require it to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome.


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


The Snap product line, which is part of the Storage Solutions group, is currently not profitable and may never be profitable.

Quantum has invested, and will continue to invest, in the Snap product line, consisting of network attached storage solutions. This product line is currently not profitable and the unprofitability may continue in the future. Quantum's limited historical financial performance associated with the Snap products make it difficult to evaluate the success of the product line to date and to assess its future viability.

Quantum's operating expenses associated with its Snap product line revenue are comparatively high. Therefore, the Snap product line will need to generate significant revenues or a significant reduction in related operating expenses to achieve profitability. Future revenues are dependent upon, among others, the following factors:

     .  growth of the Network Attached Storage (NAS) market,

     .  acceptance of NAS appliances in the entry and mid-range market,

     . demand for existing Snap products and levels of product and price competition, and

     . expansion of current product offerings and introduction of new technologies.


Investments in equity securities currently recorded at cost may be subject to write-downs in the future.

Quantum currently records its investments in certain equity securities, particularly venture capital type investments on a cost basis, adjusted for other than temporary impairment. Quantum has incurred impairment losses in the past. These equity investments are mostly in companies that are currently not profitable. Therefore, these investments may be subject to write-downs in the future due to impairment in the carrying value.

Quantum will continue to invest in businesses that are not profitable at the time of investment. Currently there is $50 million intended for future investments in equity securities. In the future, impairment losses associated with these investments may have an adverse impact on Quantum's earnings.


Euro Impact

Quantum believes that the adoption of a single currency, the Euro, by eleven European countries has not and will not materially affect its business, information systems or consolidated financial position, operating results or cash flows.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Quantum Corporation

     We have audited the accompanying consolidated balance sheets of Quantum Corporation (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14a. These financial statements are the responsibility of Quantum's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ Ernst & Young LLP

San Jose, California
April 27, 2001

                              QUANTUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                       Year Ended March 31,
                                                                              ------------------------------------------
                                                                                 2001           2000             1999
                                                                              ----------     ----------       ----------
Product revenue.........................................................      $1,183,845     $1,232,442       $1,181,273
Royalty revenue.........................................................         221,973        186,429          121,463
                                                                              ----------     ----------       ----------
Total revenue...........................................................       1,405,818      1,418,871        1,302,736
Cost of revenue.........................................................         782,782        769,981          722,817
                                                                              ----------     ----------       ----------
Gross profit............................................................         623,036        648,890          579,919
Operating expenses:
   Research and development.............................................         130,106        122,821           99,330
   Sales and marketing..................................................         152,819        118,504           76,737
   General and administrative...........................................          78,865         62,991           38,158
   Special charge.......................................................              --         40,083               --
   Purchased in-process research and development........................              --         37,000           89,000
                                                                              ----------     ----------       ----------
                                                                                 361,790        381,399          303,225
                                                                              ----------     ----------       ----------
Income from operations..................................................         261,246        267,491          276,694
Interest income and other, net..........................................          18,047         18,838            5,946
Interest expense........................................................         (17,658)       (18,978)         (18,322)
                                                                              ----------     ----------       ----------
Income before income taxes..............................................         261,635        267,351          264,318
Income tax provision....................................................          94,189        121,737          141,327
                                                                              ----------     ----------       ----------
Income from continuing operations.......................................         167,446        145,614          122,991
Loss from discontinued operations, net of income taxes..................          (6,760)      (104,770)        (152,526)
                                                                              ----------     ----------       ----------
Net income (loss).......................................................      $  160,686     $   40,844       $  (29,535)
                                                                              ==========     ==========       ==========

Income per share from continuing operations:
   Basic................................................................      $     1.13                      $     0.77
                                                                              ==========                      ==========
   Diluted..............................................................      $     1.08                      $     0.74
                                                                              ==========                      ==========
Weighted-average common shares:
   Basic................................................................         148,150                         160,670
                                                                              ==========                      ==========
   Diluted..............................................................         155,645                         166,215
                                                                              ==========                      ==========

Net loss per share (1):
   Basic................................................................                                      $    (0.18)
                                                                                                              ==========
   Diluted..............................................................                                      $    (0.18)
                                                                                                              ==========
Weighted-average common shares:
   Basic................................................................                                         160,670
                                                                                                              ==========
   Diluted..............................................................                                         166,215
                                                                                                              ==========
Net loss for the period from April 1, 1999 to August 3, 1999 (1)........                     $(17,193)
                                                                                             ========
Net loss per share:
   Basic................................................................                     $  (0.10)
                                                                                             ========
   Diluted..............................................................                     $  (0.10)
                                                                                             ========
Weighted-average common shares:
   Basic................................................................                      165,788
                                                                                             ========
   Diluted..............................................................                      172,016
                                                                                             ========

Income from continuing operations for the period from April 1, 1999 to                       $ 60,028
 August 3, 1999 (2).....................................................                     ========
Net income per share from continuing operations:
   Basic................................................................                     $   0.36
                                                                                             ========

   Diluted..............................................................                     $   0.35
                                                                                             ========
Weighted-average common shares:
   Basic................................................................                      165,788
                                                                                             ========
   Diluted..............................................................                      172,016
                                                                                             ========

Income from continuing operations for the period from August 4, 1999 to                      $ 85,586
 March 31, 2000 (2).....................................................                     ========
Income per share from continuing operations:
   Basic................................................................                     $   0.53
                                                                                             ========
   Diluted..............................................................                     $   0.51
                                                                                             ========
Weighted-average common shares:
   Basic................................................................                      162,023
                                                                                             ========
   Diluted..............................................................                      167,734
                                                                                             ========

(1) Net income (loss) per share for fiscal year 2001 and the period from August 4, 1999 through March 31, 2000 is not presented, as there is no single class of stock that represents the consolidated company after the recapitalization that occurred on August 3, 1999 (as discussed in Note 1 to consolidated financial statements).

(2) Income per share from continuing operations for fiscal year 2000 is presented for the two following periods- the period from April 1, 1999 through August 3, 1999 and for the period from August 4, 1999 through March 31, 2000 because of the recapitalization that occurred on August 3, 1999 (as discussed in Note 1 to consolidated financial statements).


         See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                                 March 31,
                                                                                         --------------------------
                                                                                                2001           2000
                                                                                          ----------     ----------
Assets
Current assets:
 Cash and cash equivalents.............................................................   $  397,537     $  336,720
 Marketable securities.................................................................        1,084          2,032
 Accounts receivable, net of allowance for doubtful accounts of $3,227 and
  $3,492 respectively..................................................................      208,402        214,107
 Inventories...........................................................................      130,763        101,478
 Deferred taxes........................................................................       48,329         54,669
 Other current assets..................................................................       72,592         38,424
 Net current assets of discontinued operations                                               501,839        674,248
                                                                                          ----------     ----------
    Total current assets...............................................................    1,360,546      1,421,678

Property, plant and equipment, less accumulated depreciation...........................       94,700         78,137
Goodwill and intangible assets, less accumulated amortization..........................      227,501        248,288
Other assets...........................................................................       32,453         12,149
Net non-current assets of discontinued operations......................................      184,504        102,228
                                                                                          ----------     ----------
    Total Assets                                                                          $1,899,704     $1,862,480
                                                                                          ==========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable......................................................................   $   86,510     $   94,596
 Accrued warranty......................................................................       54,771         52,593
 Accrued compensation..................................................................       36,326         36,379
 Income taxes payable..................................................................       22,424             --
 Accrued special charge................................................................        8,081         20,954
 Due to the Hard Disk Drive group......................................................       34,000         30,100
 Other accrued liabilities.............................................................       37,945         27,749
                                                                                          ----------     ----------
    Total current liabilities..........................................................      280,057        262,371

Deferred taxes.........................................................................       35,807         13,578
Convertible subordinated debt..........................................................      287,500        287,500
                                                                                          ----------     ----------
    Total term liabilities.............................................................      323,307        301,078

Stockholders' equity
  Preferred Stock:
    Quantum Corporation preferred stock, $.01 par value; 20,000,000 shares authorized at
    March 31, 2001 and 2000; no shares issued at March 31, 2001, and March 31, 2000.               -              -
  Common Stock:
 DSS common stock, $.01 par value; 1,000,000,000 shares authorized at
  March 31, 2001 and 2000; 152,061,529 and 157,422,824 shares issued and
  outstanding at March 31, 2001 and 2000, respectively.................................        1,551          1,574
 HDD common stock, $.01 par value; 600,000,000 shares authorized at
  March 31, 2001 and 2000; 80,084,678 and 83,784,277 shares issued and
  outstanding at March 31, 2001 and 2000, respectively.................................          801            838
  Capital in excess of par value.......................................................      749,066        734,608
  Retained earnings....................................................................      584,696        545,050
  Accumulated other comprehensive income (loss)........................................       (4,854)        16,961

  Treasury stock.......................................................................      (34,920)            --
                                                                                          ----------     ----------
    Total stockholders' equity.........................................................    1,296,340      1,299,031
                                                                                          ----------     ----------
                                                                                          $1,899,704     $1,862,480
                                                                                          ==========     ==========


          See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                       Year Ended March 31,
                                                                                                ----------------------------------
                                                                                                  2001        2000        1999
                                                                                                ---------   ---------   ---------
Cash flows from operating activities:
 Net income (loss)............................................................................  $ 160,686   $  40,844   $ (29,535)
 Adjustments to reconcile net income (loss) to net cash provided by operations:
  Loss from investee..........................................................................         --          --     124,809
  Special charge..............................................................................         --      90,468          --
  Purchased in-process research and development...............................................         --      37,000      89,000
  Depreciation................................................................................     90,119      98,646      92,522
  Amortization................................................................................     30,576      31,923      20,413
  Deferred taxes..............................................................................    (46,600)     (7,315)     22,904
  Compensation related to stock incentive plans...............................................     19,352       7,868       5,636
  Changes in assets and liabilities:
   Accounts receivable........................................................................    141,400      37,696     114,792
   Inventories................................................................................    (85,661)     49,302      67,149
   Accounts payable...........................................................................   (153,769)     61,726     (56,211)
   Income taxes payable.......................................................................     77,057      10,873      (6,367)
   Accrued warranty...........................................................................     (5,812)     22,070       2,037
   Other assets and liabilities...............................................................    (49,886)     15,568      16,740
                                                                                                ---------   ---------   ---------
Net cash provided by operating activities.....................................................    177,462     496,669     463,889
                                                                                                ---------   ---------   ---------

Cash flows from investing activities:
 Purchases of marketable securities...........................................................         --     (37,890)    (78,145)
 Maturities of marketable securities..........................................................      2,032      70,400     125,292
 Purchases of equity securities...............................................................    (26,803)     (4,147)     (1,750)
 Acquisition of intangible assets.............................................................         --      (2,500)         --
 Purchases of property and equipment..........................................................    (91,823)    (85,608)   (115,662)
 Proceeds from disposition of property and equipment..........................................         --          --         143
 Proceeds from repayment of note receivable...................................................         --       3,126          --
                                                                                                ---------   ---------   ---------
Net cash used in investing activities.........................................................   (116,594)    (56,619)    (70,122)
                                                                                                ---------   ---------   ---------

Cash flows from financing activities:
 Proceeds from long-term credit facilities....................................................         --      10,000      33,545
 Purchase of treasury stock...................................................................   (240,848)   (324,698)   (305,287)
 Principal payments on long-term credit facilities............................................     (1,131)    (29,114)    (34,090)
 Proceeds from issuance of common stock, net..................................................     64,039      49,656      42,283
 Proceeds from factoring......................................................................    100,000
 Payments on factoring........................................................................   (100,000)         --          --
                                                                                                ---------   ---------   ---------
Net cash provided by (used in) financing activities...........................................   (177,940)   (294,156)   (263,549)
                                                                                                ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents..............................................   (117,072)    145,894     130,218
Cash and cash equivalents at beginning of period..............................................    918,262     772,368     642,150
                                                                                                ---------   ---------   ---------
Cash and cash equivalents at end of period....................................................  $ 801,190   $ 918,262   $ 772,368
                                                                                                =========   =========   =========

Reconciliation of cash and cash equivalents at end of period:
Cash and cash equivalents of continuing operations at end of period...........................  $ 397,537   $ 336,720   $ 272,643
Cash and cash equivalents of discontinued operations at end of period.........................  $ 403,653   $ 581,542   $ 499,725
                                                                                                ---------   ---------   ---------
Cash and cash equivalents at end of period....................................................  $ 801,190   $ 918,262   $ 772,368
                                                                                                =========   =========   =========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest....................................................................................  $  15,505   $  26,878   $  26,721
                                                                                                =========   =========   =========
  Income taxes................................................................................  $  32,912   $  28,469   $   2,718
                                                                                                =========   =========   =========
 Tangible and intangible assets acquired for shares of Quantum, DSS and HDD common stock,
 net of cash acquired and liabilities assumed.................................................  $      --   $ 104,698   $ 289,474
                                                                                                =========   =========   =========


          See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                         DLT & Storage Systems
                                                              Quantum Corporation                Group
                                                                 Common Stock                 Common Stock
                                                             ---------------------     --------------------------
                                                               Shares     Amount          Shares        Amount
                                                             ----------  ---------     ------------  ------------
Balances at March 31, 1998.................................  $ 160,879    $ 1,609               --            --
Comprehensive loss:
      Income from continuing operations....................
      Loss from discontinued operations, net...............
   Net loss................................................         --         --               --            --
   Other comprehensive income--foreign currency
      translation adjustments..............................                    --               --            --
Comprehensive loss.........................................         --         --               --            --
Shares issued under employee stock purchase plan...........      2,555         26               --            --
Shares issued under employee stock option plans, net.......      2,502         25               --            --
Treasury shares repurchased................................    (15,477)        --               --            --
Treasury shares reissued for ATL acquisition...............     15,477         --               --            --
New shares issued for ATL acquisition......................      1,471         15               --            --
Conversion of ATL stock options............................         --         --               --            --
Compensation expense and other.............................         --         --               --            --
Tax benefits related to stock option plans.................         --         --               --            --
                                                              --------   --------          -------   -----------
Balances at March 31, 1999.................................    167,407      1,675               --            --
                                                              ========   ========          =======   ===========
Comprehensive income:
      Income from continuing operations....................
      Loss from discontinued operations, net...............
   Net income..............................................         --         --               --            --
   Other comprehensive income:
       Foreign currency translation adjustments............         --         --               --            --
       Unrealized gain on investments, net of  tax of               --         --               --            --
        $12,025
   Other comprehensive income..............................         --         --               --            --
Comprehensive income.......................................         --         --               --            --
Shares issued under employee stock purchase plan...........        829          8            1,145            11
Shares issued under employee stock option plans, net.......      1,065         10            2,526            25
Treasury shares repurchased-Quantum common stock  .........     (3,868)        --               --            --
Recapitalization (August 3, 1999)..........................   (165,433)    (1,693)         165,433         1,693
Tracking stock issuance costs..............................         --         --               --            --
Treasury shares reissued for Meridian acquisition..........         --         --            3,868            --
New shares issued for Meridian acquisition.................         --         --              186             2
Conversion of Meridian stock options.......................         --         --               --            --
Treasury shares repurchased and retired  common stock......         --         --          (15,735)         (157)
Compensation expense and other.............................         --         --               --            --
Tax benefits related to stock option plans.................         --         --               --            --
                                                              --------   --------          -------   -----------
Balances at March 31, 2000.................................         --         --          157,423         1,574
                                                              ========   ========          =======   ===========
Comprehensive income:
      Income from continuing operations....................
      Loss from discontinued operations, net...............
   Net income..............................................         --         --               --            --
   Other comprehensive income:
       Foreign currency translation adjustments............         --         --               --            --
       Unrealized loss on investments, net of  tax of               --         --               --            --
        $10,218
   Other comprehensive income..............................         --         --               --            --
Comprehensive income.......................................         --         --               --            --
Shares issued under employee stock purchase plan...........         --         --            2,119            21
Shares issued under employee stock option plans,  net......         --                       6,000            61
Treasury shares repurchased and retired  common stock......         --         --          (13,480)         (105)
Compensation expense and other.............................         --         --               --            --
Tax benefits related to stock option plans.................         --         --               --            --
                                                              --------   --------          -------   -----------


                                                                  Hard Disk Drive
                                                                       Group
                                                                   Common Stock        Capital in
                                                                 -----------------     Excess of
                                                                  Shares   Amount      Par Value
                                                                 --------  -------    -----------
Balances at March 31, 1998.................................           --       --      $ 774,682
Comprehensive loss:
      Income from continuing operations....................
      Loss from discontinued operations, net...............
   Net loss................................................           --       --             --
   Other comprehensive income--foreign currency
      translation adjustments..............................           --       --
Comprehensive loss.........................................           --       --             --
Shares issued under employee stock purchase plan...........           --       --         24,014
Shares issued under employee stock option plans, net                  --       --         18,218
Treasury shares repurchased................................           --       --             --
Treasury shares reissued for ATL acquisition...............           --       --             --
New shares issued for ATL acquisition......................           --       --         22,973
Conversion of ATL stock options............................           --       --         22,367
Compensation expense and other.............................           --       --          5,636
Tax benefits related to stock option plans.................           --       --         16,869
                                                                  ------   ------      ---------
Balances at March 31, 1999.................................           --       --        884,759
                                                                  ======   ======      =========
Comprehensive income:
      Income from continuing operations....................
      Loss from discontinued operations, net...............
   Net income..............................................           --       --             --
   Other comprehensive income:
       Foreign currency translation adjustments............           --       --             --
       Unrealized gain on investments, net of  tax of                 --       --             --
        $12,025
   Other comprehensive income..............................           --       --             --
Comprehensive income.......................................           --       --             --
Shares issued under employee stock purchase plan...........          572        6         25,462
Shares issued under employee stock option plans, net.......        1,923       19         31,331
Treasury shares repurchased-Quantum common stock  .........           --       --             --
Recapitalization (August 3, 1999)..........................       82,716      846           (846)
Tracking stock issuance costs..............................           --       --         (7,216)
Treasury shares reissued for Meridian acquisition..........        1,934       --          3,505
New shares issued for Meridian acquisition.................           93        1          4,216
Conversion of Meridian stock options.......................           --       --         10,276
Treasury shares repurchased and retired  common stock......       (3,454)     (34)      (240,268)
Compensation expense and other.............................           --       --          7,868
Tax benefits related to stock option plans.................           --       --         15,521
                                                                  ------   ------      ---------
Balances at March 31, 2000.................................       83,784      838        734,608
                                                                  ======   ======      =========
Comprehensive income:
      Income from continuing operations....................
      Loss from discontinued operations, net...............
   Net income..............................................           --       --             --
   Other comprehensive income:
       Foreign currency translation adjustments............           --       --             --
       Unrealized loss on investments, net of  tax of                 --       --             --
        $10,218
   Other comprehensive income..............................           --       --             --
Comprehensive income.......................................           --       --             --
Shares issued under employee stock purchase plan...........        1,058       11         23,795
Shares issued under employee stock option plans,  net......        5,240       52         40,297
Treasury shares repurchased and retired  common stock......       (9,997)    (100)       (84,886)
Compensation expense and other.............................           --       --         19,357
Tax benefits related to stock option plans.................           --       --         15,895
                                                                  ------   ------      ---------

Balances at March 31, 2001...........  $     --   $     --       152,062     $   1,551    80,085   $  801    $ 749,066
                                       ========   ========     =========     =========   =======   ======    =========

                                                                                Accumulated
                                                                                   Other
                                                                 Retained      Comprehensive      Treasury
                                                                 Earnings      Income (Loss)       Stock           Total
                                                                 --------      -------------       -----           -----
Balances at March 31, 1998...................................     $ 597,193         $ (1,462)    $        --     $1,372,022
Comprehensive loss:
      Income from continuing operations......................       122,991                                         122,991
      Loss from discontinued operations, net                       (152,526)              --              --       (152,526)
                                                                                                                 ----------
    Net loss                                                                                                        (29,535)
   Other comprehensive income--foreign currency
      translation adjustments................................            --              612              --            612
                                                                                                                 ----------
Comprehensive loss...........................................            --               --              --        (28,923)
Shares issued under employee stock purchase plan.............            --               --              --         24,040
Shares issued under employee stock option plans, net.........            --               --              --         18,243
Treasury shares repurchased..................................            --               --        (305,287)      (305,287)
Treasury shares reissued for ATL acquisition.................       (63,452)              --         305,287        241,835
New shares issued for ATL acquisition........................            --               --              --         22,988
Conversion of ATL stock options..............................            --               --              --         22,367
Compensation expense and other...............................            --               --              --          5,636
Tax benefits related to stock option plans...................            --               --              --         16,869
                                                                  ---------         --------     -----------     ----------
Balances at March 31, 1999...................................       504,206             (850)             --      1,389,790
                                                                  =========         ========     ===========     ==========
Comprehensive income:
      Income from continuing operations......................       145,614                                         145,614
      Loss from discontinued operations, net.................      (104,770)              --              --       (104,770)
                                                                                                                 ----------
   Net income................................................                                                        40,844
   Other comprehensive income:
      Foreign currency translation adjustments...............            --             (212)             --             --
       Unrealized gain on investments, net of  tax of $12,025            --           18,023              --             --
                                                                                    --------
   Other comprehensive income................................            --           17,811              --         17,811
                                                                                                                 ----------
Comprehensive income.........................................            --               --              --         58,655
Shares issued under employee stock purchase plan.............            --               --              --         25,487
Shares issued under employee stock option plans, net.........            --               --              --         31,385
Treasury shares repurchased-Quantum common stock  ...........            --               --         (84,239)       (84,239)
Recapitalization (August 3, 1999)............................            --               --              --             --
Tracking stock issuance costs................................            --               --              --         (7,216)
Treasury shares reissued for Meridian acquisition............            --               --          84,239         87,744
New shares issued for Meridian acquisition...................            --               --              --          4,219
Conversion of Meridian stock options.........................            --               --              --         10,276
Treasury shares repurchased and retired common stock.........            --               --              --       (240,459)
Compensation expense and other...............................            --               --              --          7,868
Tax benefits related to stock option plans...................            --               --              --         15,521
                                                                  ---------         --------     -----------     ----------
Balances at March 31, 2000...................................       545,050           16,961              --      1,299,031
                                                                  =========         ========     ===========     ==========
Comprehensive income:
      Income from continuing operations......................       167,446               --              --        167,446
      Loss from discontinued operations, net of  tax.........        (6,760)              --              --         (6,760)
                                                                                                                 ----------
    Net income                                                                                                      160,686
   Other comprehensive income:
      Foreign currency translation adjustments...............            --           (6,487)             --             --
      Unrealized loss on investments, net of  tax of $10,218             --          (15,328)             --             --
                                                                                    --------
   Other comprehensive loss..................................            --          (21,815)             --        (21,815)
                                                                                                                 ----------
Comprehensive income.........................................            --               --              --        138,871
Shares issued under employee stock purchase plan.............            --               --              --         23,827
Shares issued under employee stock option plans, net.........            --               --              --         40,410
Treasury shares repurchased and retired  common stock........      (121,040)              --         (34,920)      (241,051)

Compensation expense and other...............................            --               --              --         19,357
Tax benefits related to stock option plans...................            --               --              --         15,895
                                                                  ---------         --------   -------------     ----------
Balances at March 31, 2001...................................     $ 584,696         $ (4,854)      $ (34,920)    $1,296,340
                                                                  =========         ========   =============     ==========

         See accompanying notes to consolidated financial statements.

                              QUANTUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Summary of Significant Accounting Policies
         ------------------------------------------

Nature of Business

Until the beginning of fiscal year 2002, Quantum operated its business through two separate business groups: the DLT & Storage Systems group ("DSS") and the Hard Disk Drive group ("HDD"). On March 30, 2000, Quantum's stockholders approved the sale of HDD to Maxtor Corporation ("Maxtor"). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

DSS designs, develops, manufactures, licenses, services, and markets DLTtape and Super DLTtape drives, DLTtape and Super DLTtape media cartridges and storage solutions. DSS' storage solutions consist of tape automation systems, network attached storage solutions and service.

HDD designed, developed and marketed a diversified product portfolio of hard disk drives to meet the storage requirements of entry-level to high-end desktop PCs in home and business environments, and high-end hard disk drives for the storage needs of network servers, workstations and storage sub-systems.


Recapitalization

On July 23, 1999, Quantum's stockholders approved a tracking stock proposal. As a result, Quantum's Certificate of Incorporation was amended and restated, effective as of the close of business on August 3, 1999, designating two new classes of Quantum Corporation common stock, DLT & Storage Systems group common stock, $0.01 par value per share and Hard Disk Drive group common stock, $0.01 par value per share. On August 3, 1999, each authorized share of Quantum common stock, $0.01 par value per share, was exchanged for one share of DSS stock and one-half share of HDD stock. These two securities were intended to track separately the performance of the DLT & Storage Systems group and the Hard Disk Drive group. As a result of the disposition of HDD to Maxtor, as of April 2, 2001, the DSS business represents Quantum, and as such, DSS is no longer a tracking stock, but is now the common stock for Quantum Corporation.


Financial Statement Presentation

As a result of the disposition of the HDD business on April 2, 2001, the consolidated financial statements and related footnotes have been restated to present the results of the HDD business as discontinued operations (See note
18). Accordingly in the consolidated Statements of Operations, the results of the HDD group have been classified as "Loss from discontinued operations, net of income taxes", for fiscal year 2001 and comparatively for fiscal years 2000 and 1999. In the consolidated Balance Sheets, the assets and liabilities of the HDD group have been classified as "Net current assets of discontinued operations" and "Net non-current assets of discontinued operations" for fiscal year 2001 and comparatively for fiscal year 2000.

The accompanying consolidated financial statements include the accounts of Quantum and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current presentation.


Use of Estimates

The preparation of the consolidated financial statements of Quantum in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, significant estimates are required to value inventory and estimate the future cost associated with Quantum's warranties. If the actual value of Quantum's inventories and associated provisions differs from these estimates, the Quantum's operating results could be materially adversely impacted. The actual results with regard to warranty expenditures could also have a material adverse impact on Quantum if the actual rate of unit failure or the cost to repair a unit is greater than what Quantum has used in estimating the warranty expense accrual.


Revenue Recognition

Revenue from sales of products is recognized on passage of title to customers, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured, with provision made for estimated returns. Quantum accrues royalty revenue based on licensees' sales that incorporate certain licensed technology as reported by the licensees.

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for the Quantum in the first quarter of fiscal year 2001. The adoption of SAB 101 did not have a material effect on Quantum's financial position or results of operations.


Foreign Currency Translation and Transactions

Assets, liabilities, and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of Quantum's material foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income (loss) within stockholders' equity. Although close to one third of Quantum's sales are made to customers in non-U.S. locations and all of Quantum's hard disk drive products are manufactured in Japan, Singapore and Ireland by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), a majority of Quantum's material transactions are denominated in U.S. dollars. Accordingly, transaction gains or losses have been immaterial to Quantum's consolidated financial statements for all years presented. The effect of foreign currency exchange rate fluctuations on cash was also immaterial for the years presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income.


Foreign Exchange Contracts

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


Equity Instruments Indexed to Quantum's Common Stock

Equity instruments are utilized in connection with Quantum's stock repurchase program, which give Quantum the choice of cash settlement or settlement in shares of common stock. Proceeds received upon the sale of equity instruments and amounts paid upon the purchase of equity instruments are recorded as a component of stockholders' equity. Subsequent changes in the fair value of the equity instruments are not recognized. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded as a component of stockholders' equity.


Income Taxes

The federal income taxes of Quantum and the subsidiaries that own assets allocated between continuing and discontinued operations are determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds are allocated between continuing and discontinued operations based principally on the taxable income and tax credits directly attributable to each operation, as if each operation were a stand-alone entity. Such allocations reflect each operation's contribution (whether positive or negative) to Quantum's consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits that cannot be used by the operation generating those benefits but can be used on a consolidated basis are credited to the operation that generated such benefits. Accordingly, the amounts of taxes payable or refundable allocated to each operation may not necessarily be the same as that which would have been payable or refundable had each operation filed a separate income tax return.

See note 14 for the discussion of Quantum's income tax provision.


Cash Equivalents and Marketable Securities

Quantum considers all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. Quantum's marketable securities have maturities of more than 90 days at the time of purchase.

Quantum has classified all cash equivalents and marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value with material unrealized gains and losses reported in stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in other income or expense. The cost of securities sold is based on the specific identification method.


Concentration of Credit Risk

Quantum performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. Sales to Quantum's top five customers in fiscal year 2001 represented 43% of revenue.
Two customers accounted for 19% and 10% of revenue, respectively. Quantum maintains reserves for potential credit losses and such losses have historically been within management's expectations.

Quantum invests its excess cash in deposits with major banks and in money market funds and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal risk. Quantum has not experienced any material losses on these investments. Quantum limits the amount of credit exposure to any one issuer and to any one type of investment.


Investments in Other Entities

Investments in other entities are recorded in other assets. Investments in other entities (generally less-than-20-percent-owned companies) that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Dividends are recorded in other income when received.


Inventories

Inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Shipping and handling costs are included in cost of sales.


Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the lesser of the estimated useful lives of the assets (generally three to ten years for machinery, equipment, furniture, and leasehold improvements; and twenty-five years for buildings) or the lease term.


Goodwill and Intangible Assets

Goodwill and other acquired intangible assets are amortized over their estimated useful lives, which range from three to fifteen years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually. Quantum assesses the recoverability of its assets, including goodwill, by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. No such impairment has been identified to date with respect to Quantum's acquired intangible assets and goodwill.

The following table summarizes Quantum's goodwill and intangible assets (in thousands):

                                             March 31           March 31
                                               2001               2000

Goodwill                                    $167,054           $161,333
Acquired intangible assets                   120,800            128,736
                                            --------           --------
                                             287,854            290,069
Less accumulated amortization                (60,353)           (41,781)
                                            --------           --------
                                            $227,501           $248,288
                                            ========           ========



Warranty Expense

Quantum generally warrants its products against defects for a period of one to three years. A provision for estimated future costs and estimated returns for credit relating to warranty are recorded when products are shipped and revenue recognized.


Advertising Expense

Quantum accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising expense for the years ended March 31, 2001, 2000 and 1999, was $39 million, $29 million, and $26 million, respectively.


Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), Quantum accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, when the exercise price of its employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual stock awards.

In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Quantum's financial position or results of operations.

Risks and Uncertainties

As is typical in the information storage industry, a significant portion of the Quantum's customer base is concentrated with a small number of OEMs, and Quantum is not able to predict whether there will be any significant change in the demand for its customers' products. The loss of any one of the Quantum's more significant customers could have a material adverse effect on the Quantum's results of operations. A limited number of tape drive storage products make up a significant majority of the Quantum's sales, and due to increasingly rapid technological change in the industry, the Quantum's future depends on its ability to develop and successfully introduce new products.


Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Quantum is required to adopt SFAS 133 in fiscal year 2002. Management does not expect SFAS No. 133 to have a material effect on Quantum's financial position or results of operations.


Note 2:  Recapitalization
         ----------------

On July 23, 1999, the Quantum's stockholders approved a tracking stock proposal. As a result, Quantum's Certificate of Incorporation was amended and restated, effective as of the close of business on August 3, 1999, designating two new classes of Quantum Corporation common stock, DLT & Storage Systems group ("DSS") common stock, $0.01 par value per share and Hard Disk Drive group ("HDD") common stock, $0.01 par value per share. On August 3, 1999, each authorized share of Quantum common stock, $0.01 par value per share, was exchanged for one share of DSS stock and one-half share of HDD stock. These two securities were intended to track separately the performance of the DLT & Storage Systems group and the Hard Disk Drive group.

On March 30, 2001, Quantum's stockholders approved the sale of HDD to Maxtor Corporation. On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.


Note 3:  Financial Instruments
         ---------------------

Available-For-Sale Securities

The following is a summary of Quantum's consolidated available-for-sale securities, all of which are classified as cash equivalents and marketable securities:

                                                                          March 31,        March 31,
                                                                         ----------       -----------
                                                                            2001            2000
                                                                            ----            ----
                                                                               (In thousands)
Certificates of deposit.................................................. $145,181         $223,690
Money market funds.......................................................   87,337           49,993
Corporate commercial paper and bank notes................................  144,088           48,599
U.S. Treasury securities and obligations of U.S. government  agencies....       --           10,974
Other....................................................................   22,015            5,496
                                                                          --------         --------

                                                                          $398,621         $338,752
                                                                          ========         ========

Included in cash and cash equivalents.................................... $397,537         $336,720
Included in marketable securities........................................    1,084            2,032
                                                                          --------         --------
                                                                          $398,621         $338,752
                                                                          ========         ========

The difference between the amortized cost of available-for-sale securities and fair value was immaterial at March 31, 2000 and March 31, 2001. At March 31, 2001, unrealized gains on available-for-sale securities were recorded, net of tax, as a component of accumulated other comprehensive income within Quantum's stockholders' equity. The estimated fair value of available-for-sale securities is based on market quotations. There were no sales of available-for-sale securities in fiscal years 2000 or 2001. At March 31, 2001, the average available-for-sale portfolio duration was approximately 22 days for debt securities, and no security had a maturity longer than one year.

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

The following is a summary of foreign currency forward contracts held for asset and liability management purposes:

                                                            March 31,            March 31,
                                                            ---------            ---------
                                                              2001                 2000
                                                              ----                 ----
                                                         (In millions, except for forward rates)
    Currency to be sold.............................            -                 Yen
    Maturity dates..................................            -                 April 2000
    Foreign currency notional amount................            -                 650 yen
    Weighted average forward rate...................            -                 109.88
    U.S. dollar notional amount.....................            -                 $   5.9
    U.S. dollar equivalent..........................            -                 $   6.2
    Fair value......................................            -                 $  (0.3)

                                                      March 31,                                  March 31,
                                                      --------                                   ---------
                                                        2001                                       2000
                                                        ----                                       ----
                                                                       (In millions, except for forward rates)
    Currency to be purchased........................  Swiss Franc           Swiss Franc            Yen            Irish Punt
    Maturity dates..................................  April 2001            April 2000             April 2000     April 2000
    Foreign currency notional amount................  57.0 Swiss Francs     42.7 Swiss Francs      400 yen        7.6 Irish Punt
    Weighted average forward rate...................  1.73                    1.65                  104.7          1.23
    U.S. dollar notional amount.....................  $32.9                 $  25.9                $ 3.8          $ 9.3
    U.S. dollar equivalent..........................  $32.8                 $  25.8                $ 3.8          $ 9.3
    Fair value......................................  $(0.1)                $  (0.1)               $ --           $ --


There were no foreign currency forward contracts to be sold outstanding at March 31, 2001.

The fair values for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying Yen, Swiss Francs or Irish Punt at the balance sheet dates. Quantum generally does not require collateral from the counterparties to foreign currency forward contracts.

Carrying Amount and Fair Values of Financial Instruments

The estimated fair value of Quantum's borrowings are summarized as follows:

                                                                                    March 31,
                                                                                    ---------
                                                                        2001                         2000
                                                                       ------                       ------
                                                              Carrying Amount  Fair Value  Carrying Amount  Fair Value
                                                              ---------------  ----------  ---------------  ----------
                                                                                     (In millions)
       Convertible subordinated debt........................           $287.5      $253.0           $287.5      $227.1

The fair values for the convertible subordinated debt were based on the quoted market price at the balance sheet dates.


Note 4:   Inventories
          -----------

Inventories consisted of:

                                                                                                   March 31,
                                                                                             ----------------------
                                                                                                2001        2000
                                                                                              --------    --------
                                                                                                 (In thousands)
   Materials and purchased parts...........................................................    $ 73,020    $ 41,819
   Work in process.........................................................................      31,098      37,024
   Finished goods..........................................................................      26,645      22,635
                                                                                               --------    --------
                                                                                               $130,763    $101,478
                                                                                               ========    ========


Note 5:   Property, Plant and Equipment
          ------------------------------

Property, plant and equipment consisted of:

                                                                                                    March 31,
                                                                                            -------------------------
                                                                                               2001           2000
                                                                                            ---------       --------
                                                                                                 (In thousands)
   Machinery and equipment................................................................    $ 147,843     $116,864
   Furniture and fixtures.................................................................       11,123        8,006
   Buildings and leasehold improvements...................................................       47,995       33,305
   Land...................................................................................          947          959
                                                                                              ---------     --------
                                                                                                207,908      159,134
   Less accumulated depreciation and amortization.........................................     (113,208)     (80,997)
                                                                                              ---------     --------
                                                                                              $  94,700     $ 78,137
                                                                                              =========     ========


Note 6:   Business Combinations
          ---------------------

Meridian Data, Inc.

On September 10, 1999, Quantum completed the acquisition of Meridian Data, Inc. ("Meridian" - now known as Snap). Meridian is a developer and manufacturer of network attached storage appliances for the PC local area network environment. The acquisition has been accounted for as a purchase at a total cost of $115 million. The acquisition was completed with the issuance of 4.1 million shares of DSS common stock and 2 million shares of HDD common stock valued at $74 million and $18 million, respectively, on the date of acquisition in exchange for all outstanding shares of Meridian; the conversion of outstanding Meridian stock options into options to purchase 630,000 shares of DSS common stock and 315,000 shares of HDD common stock valued at $8 million and $2 million, respectively; and the assumption of Meridian liabilities and other acquisition costs of approximately $13 million. At the date of acquisition, Meridian had $11 million of cash and marketable securities and a net operating loss carryforward for U.S. federal income tax purposes of approximately $46 million. Meridian's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum's financial position or results of operations.

The purchase price has been allocated based on the estimated fair market value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, Quantum expensed $37 million of the purchase price as in-process research and development in the second quarter of fiscal year 2000. The remaining intangible assets are being amortized on a straight-line basis over periods ranging from five to ten years.

The following is a summary of the purchase price allocation (in millions):


   Tangible assets acquired..................................................   $ 12
   In-process research and development.......................................     37
   Completed technology......................................................     29
   Trademark.................................................................      4
   Assembled workforce.......................................................      3
   Goodwill..................................................................     45
   Deferred tax liability....................................................    (15)
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


ATL Products, Inc.

On September 28, 1998, Quantum completed the acquisition of ATL Products, Inc. ("ATL"). ATL designs, manufactures, markets and services tape automation systems for the networked computer market. ATL's products incorporate DLTtape drives as well as ATL's proprietary IntelliGrip automation technology. The acquisition has been accounted for as a purchase with a total cost of $335 million. The acquisition was completed with the issuance of 16.9 million shares of Quantum common stock valued at $265 million on the date of acquisition in exchange for all outstanding shares of ATL, the conversion of outstanding ATL stock options into options valued at $22 million to purchase 1.8 million shares of Quantum common stock and the assumption of $45 million of ATL liabilities. Quantum also recognized deferred tax liabilities of $33 million. ATL's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

The purchase price was allocated based on the estimated fair market value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology has not been established, and the technology has no alternative future use. Therefore, Quantum expensed $89 million of the purchase price as in-process research and development in the third quarter of fiscal year 1999. The remaining identifiable intangible assets are being amortized on a straight-line basis over periods ranging from two to fifteen years.

   The following is a summary of the purchase price allocation (in millions):

   Tangible assets acquired.................................................     $ 59
   In-process research and development......................................       89
   Completed technology.....................................................       42
   Trademarks and trade names...............................................       20
   Original equipment manufacturer and value added reseller
      customer relationships................................................       14
   Assembled workforce......................................................        4
   Non-compete agreements...................................................        2
   Goodwill.................................................................      138
   Deferred tax liability...................................................      (33)
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

The following unaudited pro forma information has been prepared assuming that the acquisition had taken place at the beginning of fiscal year 1999. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods, nor is it necessarily indicative of results that may occur in the future.

                                                              Year Ended
                                                            March 31, 1999
                                                            --------------
                                                            (In thousands)

     Total revenue.......................................      $1,343,037
     Net income..........................................      $  202,363


Note 7:   Special Charges
          ---------------

During the fourth quarter of fiscal year 2000, Quantum recorded a special charge of $40.1 million. The charge was primarily focused on Quantum's DLTtape Division and reflected Quantum's strategy to align its DLTtape drive operations with market conditions. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape Division and an acceleration of Quantum's low cost manufacturing strategy, which includes moving volume production of DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed assets write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia and $1.9 million in other costs associated with the plan.

The facilities costs noted above include lease payments for vacant space in a facility in Colorado Springs, Colorado, the write-off of related leasehold improvements and manufacturing equipment, as well as the write-off of certain leasehold improvements at Quantum's facility in Penang, Malaysia, as this space is converted to Quantum manufacturing. Quantum had vacated the Colorado facility by the end of fiscal year 2001.

The write-off of investments reflects Quantum's decision to end its research on certain optical based storage solutions. As a result, Quantum has written-off an equity investment and technology licenses related to optical technology.

In connection with the charge, Quantum currently expects a workforce reduction of approximately 800 employees, down from the original expectation of 900 employees. The reduction in force primarily affects employees at Quantum's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of March 31, 2001, 779 employees have been terminated. Quantum anticipates that the remaining employees will be terminated by the end of the first quarter of fiscal year 2002.

As of March 31, 2001, Quantum had incurred cash expenditures of $8 million associated with employee severance and benefits, facilities and other costs. Quantum expects to incur additional cash expenditures associated with the plan of approximately $3 million, which will be funded out of operations.

In the third quarter of fiscal year 2001, Quantum reversed $7 million as a special charge benefit on the income statement. This reversal is primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

The following tables summarize the activity related to the fourth quarter fiscal year 2000 special charge through March 31, 2001:

(In thousands)                                   Severance
                                                   And      Facility                  Fixed     Other
                                                 Benefits     Costs    Investments    Assets    Costs     Total
                                                 --------     -----    -----------    ------    -----     -----
Special charge provision                          $ 7,646    $13,500      $ 13,908   $ 3,163   $ 1,866   $ 40,083
Cash payments                                        (956)        --            --        --    (1,102)    (2,058)
Non-cash charges                                       --         --       (13,908)   (3,163)       --    (17,071)
                                                  -------    -------      --------   -------   -------   --------
   Balance at March 31, 2000                      $ 6,690    $13,500      $     --   $    --   $   764   $ 20,954
Cash payments                                      (5,181)      (748)           --        --       (68)    (5,997)
Non-cash charges                                       --     (5,219)           --        --        --     (5,219)
Special charge benefit                                 --     (7,000)           --        --        --    ( 7,000)
                                                  -------    -------      --------   -------   -------   --------
   Balance at March  31, 2001                     $ 1,509    $   533      $     --   $    --   $   696   $  2,738
                                                  =======    =======      ========   =======   =======   ========

Quantum recorded a special charge of $7 million in the third quarter of fiscal year 2001. This is a result of Quantum's decision to establish a close proximity between its design and manufacturing operations in order to accelerate time-to-market for future products within its DLTtape drive product family. This will impact engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions will be transitioned to Boulder, Colorado. The special charge is related to severance, benefits and costs associated with terminated employees affected by this plan.

Quantum currently expects a workforce reduction of approximately 200 employees. As of March 31, 2001, 84 employees have been terminated, representing $1.7 million in cash expenditures. Quantum anticipates that the remaining employees will be terminated by the end of the first quarter of fiscal year 2002. Quantum expects to incur additional cash expenditures associated with the plan of approximately $5.3 million, which will be funded out of operations.

The following table summarizes activity related to the third quarter fiscal year 2001 special charge at March 31, 2001:

(In thousands)                   Severance
                                 and
                                 Benefits

Special charge provision          $ 7,000
Cash payments                      (1,657)
                                  -------
Balance at March 31, 2001         $ 5,343
                                  =======

Note 8:  Common Stock Repurchase
         ------------------------

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of Quantum's common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSS or HDD common stock. An additional $100 million was authorized for repurchase of HDD common stock.

Since the beginning of the authorization through March 31, 2001, Quantum has repurchased a total of 3.9 million shares of Quantum common stock, 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for a combined total of $566 million. For the year ended March 31, 2001, Quantum repurchased 13.5 million shares of DSS common stock and 10 million shares of HDD common stock for a combined total of $241 million.


Note 9:  Credit Agreements, Long-Term Debt and Convertible Subordinated Debt
         --------------------------------------------------------------------

Quantum's debt includes the following:

                                                                                                 March 31,
                                                                                          ------------------------
                                                                                            2001            2000
                                                                                          --------        --------
                                                                                              (In thousands)
  7% convertible subordinated notes................................................       $287,500        $287,500
                                                                                          ========        ========

  Weighted average interest rate on Quantum's debt at period-end...................           7.00%           7.00%

In April 2000, Quantum entered into two unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At the option of Quantum, borrowings under the revolving credit line bear interest at either the London interbank offered rate plus a margin determined by a total funded debt ratio, or at a base rate, with option periods of one to six months. At March 31, 2000, and March 31, 2001, there was no outstanding balance drawn on this line.

In July 1997, Quantum issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of DSS common stock and HDD common stock. The notes are convertible into 6,206,152 shares of DSS common stock, or 21.587 shares per $1,000 note, and were convertible into 3,103,076 shares of HDD common stock, or 10.793 shares per $1,000 note. However, as a result of the Maxtor acquisition of HDD, the HDD shares are convertible into 16.405 shares of Maxtor common stock per $1,000 note. Quantum has the option to redeem the notes on or after August 1, 1999 and prior to August 1, 2001, under certain conditions related to the price of Quantum's common stocks. Subsequent to August 1, 2001, Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum's common stocks, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of Quantum's existing and future senior indebtedness.

Note 10:  Stock Incentive Plans
          ---------------------

As a result of the recapitalization, each outstanding stock option under Quantum's stock option plans was converted into separately exercisable options to acquire one share of DLT & Storage Systems group stock and one-half of a share of Hard Disk Drive group stock. The exercise price for the resulting DSS stock options and HDD stock options was calculated by multiplying the exercise price under the original options by a fraction, the numerator of which was the opening price of DSS stock or HDD stock on August 4, 1999 (the date such stocks were first traded on the New York Stock Exchange) and the denominator of which was the sum of these DSS and HDD stock prices. However, the aggregate intrinsic value of the options was not increased, and the ratio of the exercise price per option to the market value per share was not reduced. In addition, the vesting provisions and option periods of the original grants remained the same upon conversion.

Long-Term Incentive Plan

Quantum has a Long-Term Incentive Plan (the "Plan") that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as "options") to employees, consultants, officers and affiliates of Quantum. The Plan has reserved for future issuance 27.8 million shares and 11.7 million shares of DSS stock and HDD stock, respectively, and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 2001, were 3.9 million shares of DSS group stock and 0.9 million shares of HDD stock. Options under the Plan generally expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plan generally vests over two to three years.

In fiscal years 2001, 2000 and 1999, DSS recorded compensation expense of $1,618,000, $2,097,000 and $2,141,000, respectively, related to restricted stock granted pursuant to stock purchase rights under the Plan. In fiscal years 2001, 2000 and 1999, HDD recorded compensation expense of $710,000, $1,070,000 and $985,000, respectively, related to restricted stock granted pursuant to stock purchase rights under the Plan.

In fiscal years 2000 and 1999, Quantum granted 99,800 shares and 157,200 shares, respectively, of Quantum Corporation restricted stock under the Plan at an exercise price of $0.01 per share. Additionally, nil shares and 321,600 shares of DSS restricted stock and 1,000 shares and 155,800 shares of HDD restricted stock were granted during fiscal years 2001 and 2000, respectively, at an exercise price of $.01 per share.

Supplemental Plan

Quantum has a Supplemental Stock Plan (the "SSOP") that provides for the issuance of stock options and stock purchase rights (collectively referred to as "options") to employees and consultants of Quantum. The SSOP has available and reserved for future issuance 6.4 million shares and 3.8 million shares of DSS stock and HDD stock, respectively. Options under the SSOP generally vest over two to four years and expire ten years after the grant date. At March 31, 2001, options with respect to 0.7 million shares of DSS stock and 0.5 million shares of HDD stock were available for grant. Restricted stock granted under the SSOP generally vests over two to three years. In fiscal years 2001 and 2000, continuing operations recorded compensation expense of $11,225,000 and $3,108,000, respectively, related to DSS restricted stock granted pursuant to stock purchase rights under the SSOP. In fiscal years 2001 and 2000, discontinued operations recorded compensation expense of $5,067,000 and $1,423,000, respectively, related to HDD restricted stock granted pursuant to stock purchase rights under the SSOP. In fiscal years 2001 and 2000, 80,000 shares and 3.0 million shares of DSS restricted stock and 77,000 shares and 1.5 million shares of HDD restricted stock, respectively, were granted under the SSOP at an exercise price of $.01 per share.

Stock Option Plans

Quantum has Stock Option Plans (the "Plans") under which 5.1 million shares and
2.4 million shares of DSS stock and HDD stock, respectively, were reserved for future issuance at March 31, 2001 to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value, and accordingly no compensation accounting has been required at the original date of grant. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years. At March 31, 2001, options with respect to 343,000 shares and 170,000 shares of DSS stock and HDD stock, respectively, were available for grant.

Stock Option Summary Information. A summary of activity relating to Quantum's stock option plans follows:

                                                                                              Year Ended March 31,
                                                                                            ---------------------------
                                                                                                   1999
                                                                                            ---------------------------
                                                                                            Shares       Weighted-Avg.
                                                                                            (000s)       Exercise Price
                                                                                            ---------------------------
     Outstanding at beginning of period................................................     17,005          $12.09
     Granted...........................................................................     10,781          $21.51
     Canceled..........................................................................     (1,880)         $22.63
     Exercised.........................................................................     (2,530)         $ 7.23
                                                                                            ------
     Outstanding at end of period......................................................     23,376          $14.68
                                                                                            ======
     Exercisable at end of period......................................................     11,786          $10.65
                                                                                            ======

                                                                            Year Ended March 31,
                                                ------------------------------------------------------------------------------------
                                                                                     2000
                                                ------------------------------------------------------------------------------------
                                                       Period from                                    Period from
                                                    April 1, 1999, to                               August 4, 1999, to
                                                     August 3, 1999                                   March 31, 2000
                                                --------------------------   -------------------------------------------------------
                                                                               DLT & Storage Systems
                                                   Quantum Corporation                Group                 Hard Disk Drive Group
                                                --------------------------   -------------------------------------------------------
                                                Shares      Weighted-Avg.    Shares       Weighted-Avg.    Shares    Weighted-Avg.
                                                (000s)      Exercise Price   (000s)       Exercise Price   (000s)    Exercise Price
                                               --------     --------------   --------     --------------   --------  ---------------
     Outstanding at beginning of period....     23,376         $14.68         26,412         $13.18         13,206        $4.80
     Granted...............................      4,719         $18.91         11,037         $ 6.45          7,430        $6.19
     Canceled..............................       (585)        $18.56         (3,404)        $15.17         (1,789        $6.39
     Exercised.............................     (1,098)        $ 8.87         (2,605)        $ 6.27         (1,961        $3.06
                                                ------                        ------                        ------
     Outstanding at end of period..........     26,412         $15.58         31,440         $11.14         16,886        $5.37
                                                ======                        ======                        ======
     Exercisable at end of period..........     13,037         $11.95         13,686         $11.03          6,407        $4.23
                                                ======                        ======                        ======

                                                                             Year Ended March 31, 2001
                                                               ----------------------------------------------------------
                                                                DLT & Storage Systems             Hard Disk Drive
                                                               --------------------------      --------------------------
                                                               Shares      Weighted-Avg.       Shares     Weighted-Avg.
                                                               (000s)      Exercise Price      (000s)     Exercise Price
                                                               ------      --------------      ------     ---------------
Outstanding at beginning of period........................     31,440          $11.14          16,886          $ 5.37
Granted...................................................     12,358          $10.18           5,906          $11.01
Canceled..................................................     (4,413)         $13.60          (1,744)         $ 8.13
Exercised.................................................     (6,716)         $ 3.90          (5,636)         $ 3.80
                                                               ------                          ------
Outstanding at end of period..............................     32,669          $11.91          15,412          $ 7.76
                                                               ======                          ======
Exercisable at end of period..............................     17,291          $11.93           7,685          $ 6.31
                                                               ======                          ======

The exercise prices for options outstanding at March 31, 2001, range from $0.01 to $26.07 and from $0.01 to $11.63 for DSS stock and HDD stock, respectively.

In fiscal years 2001, 2000 and 1999, continuing operations recorded compensation expense of $93,000, $189,000 and $1,459,000, respectively, in connection with accelerated vesting of DSS stock options under the Plans. In fiscal years 2001, 2000 and 1999, discontinued operations recorded compensation expense of $98,000, $93,000 and $729,000, respectively, in connection with accelerated vesting of HDD stock options under the Plans.

The following tables summarize information about options outstanding and exercisable at March 31, 2001:

DLT & Storage Systems Group
---------------------------

                                                              Outstanding Options
                                                              -------------------
                                        Shares Outstanding at          Weighted-Average
                                           March 31, 2001                  Remaining          Weighted-Average
        Range of Exercise Prices               (000s)                  Contractual Life       Exercise Price
        ------------------------               ------                  ----------------       --------------
          $ 0.01 --  $ 8.69                    8,555                        6.80                 $ 7.09
          $ 8.72 --  $15.75                   15,535                        8.27                 $11.24
          $15.81 --  $26.07                    8,579                        7.66                 $17.93
                                              ------
                                              32,669                        7.72                 $11.91
                                              ======
                                                                      Options Exercisable
                                                                      -------------------
                                                         Shares Outstanding at
                                                             March 31, 2001          Weighted-Average
                      Range of Exercise Prices                  (000s)               Exercise Price
                      ------------------------                  ------               --------------
                        $  0.01 --  $  8.69                       6,196                  $ 6.55
                        $  8.72 --  $ 15.75                       6,066                  $12.20
                        $ 15.81 --  $ 26.07                       5,029                  $18.23
                                                                 ------
                                                                 17,291                  $11.93
                                                                 ======

Hard Disk Drive Group
---------------------

                                                              Outstanding Options
                                                              -------------------
                                        Shares Outstanding at          Weighted-Average
                                           March 31, 2001                  Remaining         Weighted-Average
        Range of Exercise Prices              (000s)                  Contractual Life       Exercise Price
        ------------------------              ------                  ----------------       --------------
          $ 0.01 --  $ 5.85
          $ 5.87 --  $ 8.25                    4,443                        5.98                 $ 4.09
          $ 8.28 --  $11.63                    5,934                        8.18                 $ 7.61
                                               5,032                        9.25                 $11.17
                                              ------
                                              15,409                        7.90                 $ 7.76
                                              ======
                                                                      Options Exercisable
                                                                      -------------------
                                                         Shares Outstanding at
                                                             March 31, 2001          Weighted-Average
                      Range of Exercise Prices                  (000s)               Exercise Price
                      ------------------------                  ------               ---------------
                        $  0.01 --  $  5.85                      3,500                   $ 3.69
                        $  5.87 --  $  8.25                      3,192                   $ 7.64
                        $  8.28 --  $11.63                         993                   $11.25
                                                                 -----
                                                                 7,685                   $ 6.31
                                                                 =====

Expiration dates ranged from April 15, 2001 to June 21, 2011 for options outstanding at March 31, 2001. Prices for options exercised during the three-year period ended March 31, 2001, are as follows:

                                           Period                Price range
                                     ------------------       ----------------
     Quantum Corporation             4/1/98 --  8/3/99        $0.01 -- $ 23.94
     DLT & Storage Systems Group     8/4/99 --  3/31/01       $0.01 -- $ 19.83
     Hard Disk Drive Group           8/4/99 --  3/31/01       $0.01 -- $ 14.50

Proceeds received by Quantum from exercises are credited to common stock and capital in excess of par value.

Stock Purchase Plan

Quantum has an employee stock purchase plan (the "Purchase Plan") that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 27.9 million DSS shares and 14.1 million HDD shares authorized to be issued under the plan, 2,422,000 shares and 1,315,000 shares, respectively, were available for issuance at March 31, 2001. Employees purchased 2,555,000 shares and 829,000 shares of Quantum Corporation common stock under the Purchase Plan in fiscal years 1999 and 2000, respectively.

Additionally, employees purchased 2,121,000 shares and 1,145,000 shares of DSS stock in fiscal years 2001 and 2000, respectively, and 1,059 shares and 571,000 of HDD stock in fiscal years 2001 and 2000, respectively.

The weighted average exercise price of Quantum Corporation stock purchased under the Purchase Plan was $16.16 and $9.41, in fiscal years 2000 and 1999,
respectively.   The weighted average exercise prices of DSS stock and HDD stock purchased under the Purchase Plan were $8.29 and $5.93, respectively, in fiscal year 2001, and $8.08 and $5.03, respectively, in fiscal year 2000.


Pro forma information

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

The fair value of options granted in fiscal years 2001, 2000 and 1999 reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Quantum Corporation
-------------------
                                                   Long-Term Incentive Plan,
                                           Supplemental Plan And Stock Option Plans               Stock Purchase Plan
                                           ----------------------------------------               -------------------
                                               Fiscal 2000          Fiscal 1999              Fiscal 2000          Fiscal 1999
                                               -----------          -----------              -----------          -----------
  Option life (in years)...............                2.8                  3.1                      1.1                  1.4
  Risk-free interest rate..............               5.19%                5.52%                    5.57%                5.85%
  Stock price volatility...............               0.65                 0.61                     0.62                 0.56
  Dividend yield.......................                 --                   --                       --                   --

DLT & Storage Systems Group
---------------------------
                                                 Long-Term Incentive Plan,
                                          Supplemental Plan And Stock Option Plans             Stock Purchase Plan
                                         -----------------------------------------             -------------------
                                          Fiscal 2001    Fiscal 2000   Fiscal 1999   Fiscal 2001   Fiscal 2000   Fiscal 1999
                                          -----------    -----------   -----------   -----------   -----------   -----------
  Option life (in years)...............           3.0            2.2            --           1.1           0.8            --
  Risk-free interest rate..............          5.32%          6.43%           --          5.87%         6.12%           --
  Stock price volatility...............          0.79           0.67            --          0.69          0.66            --
  Dividend yield.......................            --             --            --            --            --            --

Hard Disk Drive Group
---------------------

                                                 Long-Term Incentive Plan,
                                          Supplemental Plan And Stock Option Plans             Stock Purchase Plan
                                          ----------------------------------------             -------------------
                                          Fiscal 2001    Fiscal 2000   Fiscal 1999   Fiscal 2001   Fiscal 2000   Fiscal 1999
                                          -----------    -----------   -----------   -----------   -----------   -----------
  Option life (in years)...............           3.2            3.5            --           1.2          1.51            --
  Risk-free interest rate..............          5.30%          6.27%           --          5.89%         5.57%           --
  Stock price volatility...............          0.79           0.68            --          0.70          0.63            --
  Dividend yield.......................            --             --            --            --            --            --

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Quantum's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the options.


The following is a summary of weighted-average grant date fair values:

Quantum Corporation
-------------------

                                                                                  Weighted-Average Grant Date Fair
                                                                                               Value
                                                                                               -----
                                                                                   Fiscal      Fiscal      Fiscal
                                                                                    2001        2000        1999
                                                                                   ------      ------      ------
    Options granted under the Long-Term Incentive Plan,
      Supplemental Plan and Stock Option Plans.................................        --      $ 8.55      $ 9.86
    Restricted stock granted under the Long-Term                                       --
      Incentive Plan and Supplemental Plan.....................................                $18.99      $22.40
    Shares granted under the Stock Purchase Plan...............................        --      $ 7.85      $ 4.86

DLT & Storage Systems Group
---------------------------

                                                                             Weighted-Average Grant Date Fair
                                                                                         Value
                                                                                         -----
                                                                                   Fiscal      Fiscal
                                                                                    2001        2000
                                                                                   ------      ------
    Options granted under the Long-Term Incentive Plan,
      Supplemental Plan and Stock Option Plans.................................    $ 5.01       $4.03
    Restricted stock granted under the Long-Term
      Incentive Plan and Supplemental Plan.....................................    $12.70       $8.86
    Shares granted under the Stock Purchase Plan...............................    $ 5.22       $4.62


Hard Disk Drive Group
---------------------

                                                                             Weighted-Average Grant Date Fair
                                                                                         Value
                                                                                         -----
                                                                                   Fiscal      Fiscal
                                                                                    2001        2000
                                                                                   ------      ------
    Options granted under the Long-Term Incentive Plan,
      Supplemental Plan and Stock Option Plans.................................     $6.14       $4.16
    Restricted stock granted under the Long-Term
      Incentive Plan and Supplemental Plan.....................................     $9.35       $7.98
    Shares granted under the Stock Purchase Plan...............................     $3.04       $2.73

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Quantum's pro forma net income (loss) and net income (loss) per share follows:

Quantum Corporation
-------------------

                                                                                             Period from    Year Ended
                                                                                                             ---------
                                                                                               April 1,       March 31,
                                                                                                              ---------
                                                                                               1999, to         1999
                                                                                              August 3,         ----
                                                                                              ---------
                                                                                                 1999
                                                                                                 ----
     Net loss (in thousands)..................................................                  $(32,227)      $(83,964)
                                                                                                ========       ========
     Net loss per share:
        Basic.................................................................                  $  (0.19)      $  (0.52)
                                                                                                ========       ========
        Diluted...............................................................                  $  (0.19)      $  (0.52)
                                                                                                ========       ========
DLT & Storage Systems Group
---------------------------

                                                                                             Year Ended      Period from
                                                                                             ----------
                                                                                               March 31,    August 4, 1999,
                                                                                               ---------
                                                                                                 2001         to March 31,
                                                                                                 ----         ------------
                                                                                                                  2000
                                                                                                                  ----
     Income from continuing operations (in thousands).........................                  $100,185        $54,265
                                                                                                ========        =======
     Income per share from continuing operations:
        Basic.................................................................                  $   0.68        $  0.33
                                                                                                ========        =======
        Diluted...............................................................                  $   0.64        $  0.33
                                                                                                ========        =======

Hard Disk Drive Group
---------------------

                                                                                               Year Ended    Period from
                                                                                               ----------
                                                                                                 March 31,  August 4, 1999,
                                                                                                 ---------
                                                                                                   2001      to March 31,
                                                                                                   ----      ------------
                                                                                                                 2000
                                                                                                                 ----
     Income from discontinued operations (in thousands).......................                  $(31,267)      $(35,678)
                                                                                                ========       ========
     Income per share from discontinued operations:
        Basic.................................................................                  $  (0.40)      $  (0.43)
                                                                                                ========       ========
        Diluted...............................................................                  $  (0.40)      $  (0.43)
                                                                                                ========       ========

Since the DSS stock and HDD stock were not part of the capital structure of Quantum prior to the recapitalization on August 3, 1999 and no DSS stock options and HDD stock options were outstanding prior to this date, pro forma information for DSS and HDD for fiscal years 1999 is omitted. Accordingly, the pro forma effect of DSS stock options and HDD stock options is not representative of what the effect will be in future years.

As SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect has only been fully reflected in fiscal year 2001.


Note 11:  Common Stock and Stockholder Rights Agreement
          ---------------------------------------------

The number of authorized shares of DSS common stock is 1,000,000,000. The number of authorized shares of preferred stock is 20,000,000.

Quantum has a stockholder rights agreement (the "Rights Plan") that provides existing stockholders with the right to purchase preferred stock in the event of certain changes in Quantum's ownership. Specifically, existing DSS stockholders will have the right to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock for each share of DSS common stock held, or, under certain circumstances, shares of DSS common stock with a market value twice the exercise price of such right. The purchase price in either case is determined by the Board of Directors, subject to adjustment. Subject to certain exceptions, these rights may be exercised the tenth day after any person or group becomes the beneficial owner (or makes an offer that would result in such beneficial ownership) of 20% or more of the outstanding DSS common stock. If such change in beneficial ownership is combined with a merger of Quantum or a sale of more than 50% of the assets of Quantum, then the existing stockholders have the right to purchase, for the exercise price, a number of shares of common stock in the surviving entity having a market value of twice the exercise price of such right. The Rights Plan may serve as a deterrent to takeover tactics that are not in the best interests of stockholders. There are 1,000,000 preferred shares reserved for issuance under the Rights Plan.

As at March 31, 2001, there were 600,000,000 shares authorized for HDD common stock. Existing HDD stockholders had the right to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock for each share of HDD common stock held or, under certain circumstances, shares of HDD common stock with a market value twice the exercise price of such right. As a result of disposition of HDD to Maxtor on April 2, 2001, Quantum is in the process of amending the Rights Plan to remove the provisions applicable to HDD.


Note 12: Net Income (Loss) Per Share
         ---------------------------

Net income (loss) per share was calculated on a consolidated basis until DSS stock and HDD stock were created as a result of the recapitalization on August 3, 1999. Subsequent to this date, net income (loss) per share was computed individually for DSS and HDD.

The following tables set forth the computation of basic and diluted net income
(loss) per share as well as income(loss) from continuing and discontinuing operations per share:

(In thousands,         Year Ended March       Period from                 Period from                  Year Ended March 31, 1999
except per share          31, 2001           August 4, 1999 to       April 1, 1999 to August 3, 1999
data)                                        March 31, 2000
                                                                                        Quantum                            Quantum
                      Cont. Ops Disc. Ops  Cont. Ops  Disc. Ops  Cont. Ops  Disc. Ops     Corp.     Cont. Ops  Disc. Ops    Corp.
                      --------- ---------  ---------  ---------  ---------  --------   ----------   ---------  --------- ----------
Numerator:
   Numerator for
   basic and diluted
   net income (loss)
   per share -
   income (loss)
   available to
   common
   stockholders      $ 167,446 $  (6,760) $  85,586  $ (27,549) $  60,028  $ (77,221)  $ (17,193)  $ 122,991 $(152,526)  $ (29,535)
                     ========= =========  =========  =========  =========  =========   =========   ========= =========   =========

Denominator:

   Denominator for
   basic net income
   (loss) per share
   - weighted
   average shares      148,150    78,407    162,023     83,018    165,788    165,788     165,788     160,670   160,670     160,670

   Effect of
   dilutive
   securities:
   Outstanding
   options               7,495                5,711                 6,228                  6,228       5,545                 5,545
                     ----------           ---------             ---------              ---------     --------             --------

   Denominator for
   diluted net
   income (loss) per
   share - adjusted
   weighted average
   shares               155,645    78,407    167,734     83,018    172,016    165,788     172,016     166,215   160,670     166,215
                      ========= =========  =========  =========  =========  =========   =========   ========= =========   =========

Basic net income
(loss) per share      $    1.13 $   (0.09) $    0.53  $   (0.33) $    0.36  $   (0.47)  $   (0.10)  $    0.77 $   (0.95)  $   (0.18)
                      ========= =========  =========  =========  =========  =========   =========   ========= =========   =========

Diluted net income
(loss) per share      $    1.08 $   (0.09) $    0.51  $   (0.33) $    0.35  $   (0.47)  $   (0.10)  $    0.74 $   (0.95)  $   (0.18)
                      ========= =========  =========  =========  =========  =========   =========   ========= =========   =========

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

Options to purchase 32,668,918 shares of DSS common stock were outstanding for the fiscal year ended March 31, 2001, of which 13,225,845 shares were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

Options to purchase 15,408,994 shares of HDD common stock were outstanding for the fiscal year ended March 31, 2001. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share because the effect would have been antidilutive.

Options to purchase 16,885,729 shares of HDD common stock were outstanding at March 31, 2000. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for HDD for the period August 4, 1999 through March 31, 2000, because the effect would have been antidilutive.

Options to purchase 23,376,499 and 26,411,958 shares of Quantum common stock were outstanding at March 31, 1999, and August 3, 1999, respectively. Although the effect is antidilutive, the corresponding weighted average outstanding options were included in the computation of diluted net loss per share for Quantum for the year ended March 31, 1999, and the period April 1, 1999 through August 3, 1999, due to Quantum reporting income from continuing operations in the respective periods.


Note 13:  Savings and Investment Plan
          ---------------------------

Substantially all of the regular domestic employees are eligible to make contributions to Quantum's 401(k) savings and investment plan. Quantum matches a percentage of the employees' contributions and may also make additional discretionary contributions to the plan. Contributions for DSS and HDD combined were $8 million, $9 million and $7 million, in fiscal years 2001, 2000 and 1999, respectively.


Note 14:    Income Taxes
            ------------

The income tax provision for continuing operations consists of the following:

                                                                                        Year Ended March 31,
                                                                             ----------------------------------------
                                                                                  2001          2000          1999
                                                                                -------       --------      --------
                                                                                           (In thousands)
          Federal:    Current...........................................        $34,900       $126,793      $110,509
                      Deferred..........................................         24,523        (25,050)        5,710
                                                                                -------       --------      --------
                                                                                 59,423        101,743       116,219
                                                                                -------       --------      --------
          State:      Current...........................................          9,673         24,236        27,430
                      Deferred..........................................          1,293         (4,242)       (2,322)
                                                                                -------       --------      --------
                                                                                 10,966         19,994        25,108
                                                                                -------       --------      --------
           Foreign:   Current...........................................         22,519           --            --
                      Deferred..........................................          1,281           --            --
                                                                                -------       --------      --------
                                                                                 23,800           --            --
                                                                                -------       --------      --------
          Income tax provision..........................................        $94,189       $121,737      $141,327
                                                                                =======       ========      ========

The tax benefits associated with nonqualified stock options, disqualifying dispositions of incentive stock options, and employee stock purchase plan shares reduced taxes currently payable as shown above by $11 million, $10 million, and $8 million in fiscal years 1999, 2000 and 2001, respectively. Such benefits are credited to equity when realized.

The income tax provision for continuing operations differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as follows:

                                                                                           Year Ended March 31,
                                                                                  ---------------------------------------
                                                                                       2001         2000          1999
                                                                                     -------      --------      --------
                                                                                              (In thousands)
   Tax at federal statutory rate................................................     $91,574      $ 93,570      $ 92,511
   State income tax, net of federal benefit.....................................       7,128        12,996        16,320
   Research and development credit..............................................      (3,933)       (2,109)         (634)
   Acquired in-process research and development.................................                    12,950        31,150
   Goodwill amortization........................................................       3,930         4,075         1,609
   Foreign earnings taxed at less than U.S. rates...............................      (8,898)           --            --
   Other items..................................................................       4,388           255           371
                                                                                     -------      --------      --------
                                                                                     $94,189      $121,737      $141,327
                                                                                     =======      ========      ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows:

                                                                                       Year Ended March 31,
                                                                               ------------------------------------
                                                                                       2001               2000
                                                                                     --------           --------
                                                                                          (In thousands)
  Deferred tax assets:
    Inventory valuation methods.............................................         $ 14,606           $ 15,283
    Accrued warranty expense................................................           13,477             16,193
    Distribution reserves...................................................            6,895              3,206
       Loss carryforwards and tax credits...................................           13,109             16,287
       Restructuring Reserves...............................................            3,295              8,725
    Other accruals and reserves not currently deductible for tax
        Purposes............................................................            7,408             16,532
    Depreciation and amortization methods...................................           12,813              9,156
                                                                                     --------           --------
                                                                                       71,603             85,382
                                                                                     --------           --------
  Deferred tax liabilities:
     Acquired intangibles...................................................          (37,368)           (40,821)
     Tax on unremitted foreign earnings net of foreign tax credits..........          (17,917)                --
   Other....................................................................           (3,796)            (3,470)
                                                                                     --------           --------
                                                                                      (59,081)           (44,291)
                                                                                     --------           --------
  Net deferred tax asset....................................................         $ 12,522           $ 41,091
                                                                                     ========           ========

Pretax income from foreign operations was $133 million for the fiscal year ended March 31, 2001. U.S. taxes have not been provided for unremitted foreign earnings of $42 million. The residual U.S. tax liability, if such amounts were remitted would be approximately $11 million.

The net operating loss carryforwards and credit carryforwards disclosed above expire in varying amounts between fiscal years 2005 and 2018 if not previously utilized. Ownership change provisions of tax law result in these carryforwards being available ratably over the next six years.


Note 15:  Litigation
          ----------

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 26 United States patents having claims which Papst has asserted are or have been infringed by Quantum's hard disk drive products. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with similar suits brought by Papst against Maxtor Corporation and Minebea Company, Ltd., for purposes of coordinated discovery under multi-district litigation rules. IBM was sued by Papst in New Orleans, and this suit has been added to the multi-district proceedings. As part of Quantum's disposition of its Hard Disk Drive business to Maxtor Corporation, Maxtor has agreed to assume defense of Quantum's hard disk drive business disposed to Maxtor, and to indemnify Quantum in this litigation going forward. A motion to dismiss Quantum as a party from this lawsuit has been filed. While Quantum believes that it should be dismissed from this lawsuit under established legal principles, there is no guarantee that Quantum will be dismissed from the lawsuit, or that Maxtor would have sufficient resources to indemnify Quantum in the event that Papst prevails in the lawsuit against the Quantum pre-merger hard disk drive products. If Maxtor were unable for any reason to indemnify Quantum in accordance with the merger agreement, the outcome of this litigation would be uncertain and the costs to Quantum could be substantial.

Quantum is also subject to other legal proceedings and claims that arise during the ordinary course of its business. While management currently believes that the amount of ultimate liability, if any, with respect to these actions and claims will not materially affect the financial position, results of operations, or liquidity of Quantum, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to Quantum.


Note 16:  Commitments
          -----------

Quantum leases certain facilities under non-cancelable operating lease agreements for periods of up to 15 years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

Rent expense was $17 million, $11 million, and $10 million for the fiscal years ended March 31, 2001, 2000, and 1999, respectively.

Future minimum lease payments under operating leases are as follows:


Year ended March 31,                                          (In thousands)
   2002.....................................................     $16,936
   2003.....................................................      13,074
   2004.....................................................       7,457
   2005.....................................................       3,963
   2006.....................................................       2,870
   Thereafter...............................................       7,259
                                                                 -------
   Total future minimum lease payments......................     $51,559
                                                                 =======

Quantum is contingently liable, under residual value guarantees, for approximately $63 million for one of its current facility leases.


Note 17:  Business Segment and Geographic Information
          -------------------------------------------

Quantum's reportable segments are the DLTtape group and the Storage Solutions group. These reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes. The DLTtape group consists of DLTtape drives and media. The Storage Solutions group consists of tape automation systems, network attached storage appliances and solid state storage systems. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Quantum evaluates segment performance based on operating profit (loss) excluding non-recurring gains or losses. Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only inventories and accounts receivable.


                                                                   Year Ended March 31,
                                                                  ---------------------
                                           2001                              2000                          1999
                                          ------                            ------                        ------
                             DLTtape     Storage      Total    DLTtape     Storage    Total   DLTtape    Storage       Total
                             -------     -------      -----    -------     -------    -----   -------    -------       -----
                                        Solutions                         Solutions                     Solutions
                                        ---------                         ---------                     ---------
                                                                        (in millions)
Revenue from external
 customers.................     $993      $413        $1,406    $1,096       $323     $1,419   $1,149      $154        $1,303
Intersegment revenue.......       97        --            97        96         --         96       40        --            40
Operating expenses               188       174           362       194        110       *304      162        52         **214
Operating income (loss)....      301       (34)          267       351         (7)      *344      374        (8)        **366

Inventories                       87        44           131        58         43        101      106        18           124
Accounts receivable, net         139        69           208       152         62        214      212        42           254

* Special charge of $40 million and in-process research and development of $37 million excluded.
**    In-process research and development of $89 million excluded.


Product Information

Revenue for reportable segments is comprised of the following:

                                                                                              Year Ended March 31,
                                                                                        --------------------------------
                                                                                            2001       2000        1999
                                                                                          ------     ------      ------
                                                                                                 (In millions)
     DLTtape group:
        DLTtape drives................................................................    $  756     $  858      $  872
        DLTtape media.................................................................       115        147         195
        DLTtape royalties.............................................................       219        187         122
        Intersegment elimination......................................................       (97)       (96)        (40)
                                                                                          ------     ------      ------
                                                                                          $  993     $1,096      $1,149

     Storage Solutions group:.........................................................       413        323         154
                                                                                          ------     ------      ------

     Total                                                                                $1,406     $1,419      $1,303
                                                                                          ======     ======      ======

Inter-group elimination represents intra-group sales of DLTtape drives incorporated into the Storage Solutions group's tape automation systems.


Geographic and Customer Information

Revenue by region is as follows (revenue is attributed to regions based on the location of customers):

                                                                     Year Ended March 31,
                                                                     --------------------
                                                        2001                  2000                 1999
                                                        ----                  ----                 ----
                                                           Long-Lived              Long-Live           Long-Lived
                                                 Revenue     Assets     Revenue     Assets    Revenue     Assets
                                                 -------     ------     -------     ------    -------     ------
                                                                           (In millions)
     United States.............................    $  909      $317       $  915     $322     $  922      $291
     United Kingdom............................       181         1          117       --        188        --
     Rest of Europe............................       145         2          259        4        134         1
     Asia Pacific..............................       168         2          126       --         59         1
     Latin America.............................         3        --            2       --         --        --
                                                   ------      ----       ------     ----     ------      ----
        Total..................................    $1,406      $322       $1,419     $326     $1,303      $293
                                                   ======      ====       ======     ====     ======      ====

Two customers accounted for 10% or more of Quantum's revenue in fiscal years 2001, 2000 and 1999. Revenue from one customer represented $263 million, $283 million and $329 million of Quantum's revenue in the respective periods. Revenue from the other customer represented $146 million, $183 million and $171 million of Quantum's revenue in the respective periods.


Note 18:  Discontinued Operations
          -----------------------

On March 30, 2001, Quantum's stockholders approved the disposition of the HDD group to Maxtor Corporation. On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

The HDD group produced two primary product lines, desktop hard disk drives and high-end hard disk drives. HDD had two separate business units that supported these two product lines. The desktop business unit designed, developed and marketed desktop hard disk drives designed to meet the storage requirements of entry-level to high-end desktop personal computers in home and business environments. The high-end business unit designed, developed and marketed high-end hard disk drives designed to meet the storage requirements of network servers, workstations and storage subsystems.

Quantum expects to realize a net gain on the disposal of the HDD business to be recorded in the June quarter of fiscal year 2002.

The following table details the net current assets and net other assets of discontinued operations:

                                                                                                 March 31,
                                                                                     ---------------------------------
                                                                                          2001             2000
                                                                                       ---------        ---------
                                                                                             (In thousands)
Net current assets of discontinued operations
Cash and marketable securities.....................................................       $ 408,155        $ 611,590
Accounts receivable, net of allowance for doubtful accounts of $2,083 and
   $19,618 respectively............................................................         259,339          395,118
Inventories........................................................................         179,197          122,347
Accounts payable...................................................................        (229,931)        (375,614)

Other net current liabilities......................................................        (114,921)         (79,193)
                                                                                          ---------        ---------
                                                                                          $ 501,839        $ 674,248
                                                                                          =========        =========
Net other assets of discontinued operations
Property, plant, and equipment, less accumulated depreciation......................         138,566          158,548
Long-term debt.....................................................................         (36,608)         (37,838)
Other net assets (liabilities).....................................................          82,546          (18,482)
                                                                                          ---------        ---------
                                                                                          $ 184,504        $ 102,228
                                                                                          =========        =========

As Quantum remains the obligor of the convertible subordinated debt subsequent to the merger with Maxtor, Quantum will record a receivable for the portion of the convertible subordinated debt Maxtor is obligated to reimburse Quantum as a result of the merger.

The following table summarizes the results of discontinued operations:

                                                                                     Year Ended March 31,
                                                                               2001           2000           1999
                                                                            ----------     ----------     ----------
                                                                                        (In thousands)
Revenue.................................................................    $3,046,489     $3,311,579     $3,599,320
Gross profit............................................................       410,867        230,070        291,419
Operating expenses:                                                            434,418        420,994        423,874
Loss from operations....................................................       (23,551)      (190,924)      (132,455)
Loss before income taxes................................................        (9,660)      (178,181)      (264,503)
Income tax benefit......................................................         2,900         73,411        111,977
Net loss................................................................        (6,760)      (104,770)      (152,526)

Net cash used by discontinued operations in fiscal years 2001 was $178 million and net cash provided by discontinued operations in fiscal years 2000 and 1999 was $82 million and $246 million, respectively.


Note 19:  Unaudited Quarterly Financial Data
          ----------------------------------

                                                                               Year Ended March 31, 2001
                                                                               -------------------------
                                                                  1st Quarter  2nd Quarter   3rd Quarter   4th Quarter
                                                                  -----------  ------------  ------------  -----------
                                                                         (In thousands, except per share data)
  Revenue.......................................................     $366,184     $361,751       $369,271     $308,612
  Gross profit..................................................      159,835      157,838        163,410      141,953
  Income from continuing operations.............................       43,950       44,285         47,519       31,692
  Net income....................................................       60,420       35,614         44,235       20,417
  Income per share from continuing operations:
     Basic......................................................         0.29         0.30           0.32         0.21
     Diluted....................................................         0.28         0.29           0.30         0.20

                                                                               Year Ended March 31, 2000
                                                                               -------------------------
                                                                  1st Quarter  2nd Quarter   3rd Quarter   4th Quarter
                                                                  -----------  -----------   ------------  -----------
                                                                         (In thousands, except per share data)
  Revenue.......................................................     $330,744     $357,098       $365,780     $365,249
  Gross profit..................................................      151,650      170,206        164,088      162,946
  Income from continuing operations.............................       51,465       21,060         50,790       22,299
  Net income (loss).............................................        8,281      (62,653)        55,896       39,320
  Net income (loss) per share:
     Basic......................................................         0.05        (0.15)            NA           NA

     Diluted....................................................         0.05        (0.15)            NA           NA
  Income per share from continuing operations:
     Basic......................................................         0.05         0.08           0.31         0.14
     Diluted....................................................         0.05         0.07           0.30         0.14

NA:
- Net income (loss) per share is not presented for the third and fourth quarters of fiscal year 2000, as there is no single class of stock that represents the consolidated company after August 3, 1999, the date of the recapitalization.

Revenue and gross profit figures presented from continuing operations are from DSS' quarterly financial statements as included in Quantum's quarterly reports.

Net income (loss) per share for the second quarter of fiscal year 2000 reflected the net loss per share for Quantum through August 3, 1999, the date of the recapitalization. Options to purchase 26,411,958 shares of Quantum common stock were outstanding at August 3, 1999. Although the effect is antidilutive, the corresponding weighted average outstanding options were included in the computation of diluted net loss per share for the period, due to Quantum reporting income from continuing operations.

The results of operations for continuing operations in the fourth quarter of fiscal year 2000 included the effect of a $40 million special charge associated with Quantum's strategy to reduce overhead expenses and product cost including the transfer of volume manufacturing to Penang, Malaysia.

The results of operations for continuing operations for the second quarter of fiscal year 2000 included a $37 million charge related to purchased in-process research and development related to the acquisition of Meridian.


Note 20:  Subsequent Events
          -----------------

Acquisition of M4 (Data) Holdings Ltd
-------------------------------------

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

Under the terms of the agreement, Quantum acquired on April 12, 2001, all the outstanding stock of M4 Data for approximately $56 million in consideration, including $15 million in cash and $41 million in notes payable. These notes are due 2006 and are callable by the holders at their option, beginning April 2002. The purchase agreement also includes additional contingent consideration based on the achievement of future performance goals.

The acquisition will be accounted for under the purchase method of accounting.


Disposition of the Hard Disk Drive group
----------------------------------------

On October 3, 2000, Quantum entered into a definitive agreement with Maxtor Corporation to combine Maxtor and HDD in an all-stock transaction. The merger agreement resulted in HDD's stockholders receiving on April 2, 2001, 1.52 shares of Maxtor common stock for every share of HDD common stock. The transaction, which was approved by the stockholders of both companies, is expected to be tax-free to Quantum and its stockholders.

The disposition of the HDD group to Maxtor will be recorded in the June quarter of fiscal year 2002 and is expected to result in a net gain on disposal. This gain will be included in the income statement of the first quarter of fiscal year 2000 and is based on the difference between the purchase price and the net book value of the disposed assets, net of certain stock charges and other adjustments. The net book value of the disposed assets used in the calculation of the gain on disposition comprises the assets of the discontinued operations as at March 31, 2001, less a receivable for the portion of the convertible subordinated debt Maxtor is obligated to reimburse Quantum.

The conversions of employee options and restricted stock related to the disposition of HDD to Maxtor will result in additional dilution to Quantum of approximately six million shares. These conversions include:

  . HDD stock options converting to DSS stock options for employees remaining with Quantum,

  . HDD stock options converting to DSS restricted stock for employees being terminated,

  . HDD restricted stock converting to DSS restricted stock for employees remaining with Quantum or being terminated and

  . DSS options converting to DSS restricted stock for employees transferring to Maxtor.

Non-Recurring and Special Charges, and In-Process Research and Development
--------------------------------------------------------------------------
Expenses
--------

(i) Non-Recurring Charges

As a result of the disposition of the HDD business and its merger with Maxtor, in the first quarter of fiscal year 2002, Quantum will record certain stock and other compensation charges to better align resources with the requirements of Quantum's ongoing operations. These charges will be recorded in Quantum's results of operations.

Stock Compensation Charges

As described in the paragraphs below, a portion of the total stock compensation charges will be immediately expensed upon completing the disposition in the first quarter of fiscal year 2002, and the remaining deferred stock compensation charges will be recorded and expensed over remaining vesting periods, or up to four years.

Stock Compensation Charges - Continuing Quantum Employees

In the first quarter of fiscal year 2002, continuing Quantum DSS employees, including corporate employees with HDD stock options and HDD restricted stock will have their HDD equity interests converted into DSS stock options and restricted stock, respectively. The aggregate intrinsic value of the stock option and restricted stock immediately after the conversion will equal the intrinsic value of the stock option and restricted stock immediately before the conversion. In addition, the ratio of the exercise price per share to the market value per share will not be reduced. Resulting compensation related to vested stock options will be immediately expensed, and compensation related to unvested options and restricted stock will be expensed over the remaining vesting periods of those awards or up four years. The compensation expense related to these replacement awards will be included in continuing operations in Quantum's consolidated financial statements.

Stock Compensation Charge - Corporate Employees Terminated at the time of the Merger

Most Quantum employees whose employment is terminated coincident with the closing of the HDD and Maxtor transaction will be afforded the normal 90-day period in which to exercise their vested HDD and DSS stock option awards. Employees designated for termination at the merger consummation date had their unvested HDD and DSS stock options and restricted stock converted in to shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the HDD and DSS options and restricted stock at the time of the conversion. Terminated employees who are not party to a transition arrangement will receive accelerated vesting of 50% of the unvested portion of their restricted stock awards. Compensation expense related to the stock conversions and acceleration granted to former corporate employees terminated coincident with the closing of the transaction will be included in continuing operations in Quantum's consolidated financial statements. Compensation expense related to the stock conversions and acceleration granted to former Quantum HDD employees terminated with the closing of the transaction will be included in the calculation of the gain on disposal of discontinued operations.

Stock Compensation Charge - Employees to be Terminated After the Merger

Employees designated for termination on or about the merger consummation date, but who will remain employed by Quantum pursuant to a transition service arrangement, had their unvested HDD and DSS stock options and restricted stock converted into shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the HDD and DSS options and restricted stock at the time of the conversion (vested but unexercised awards will be permitted to expire according to their original terms). Fifty percent of the DSS restricted stock issued upon conversion of such outstanding unvested awards will vest upon the earlier of three months succeeding the initial three-month period or the termination date of the employee. The other 50% of the DSS restricted stock will vest ratably over the successive nine month period so long as the employee remains employed by Quantum during this time. Quantum will account for the award of restricted stock, in settlement of existing unvested options and restricted stock, as the cancellation of an award and concurrent new issuance. Quantum will record deferred compensation for the value of the DSS restricted stock issued, fixed as of the issuance date, and will recognize compensation expense through continuing operations over the period during which the restrictions on such stock lapse, or up to nine months.

Corporate Severance and Compensation Charges

Subsequent to the disposition of the HDD business and its merger with Maxtor, Quantum will be left with excess administration and overhead costs. Pursuant to the merger agreement, Maxtor has agreed to hire, or in the event it does not hire, pay the severance costs associated with the termination of substantially all of the of the HDD employees and a significant portion of the corporate employees, including certain members of Quantum's senior management. The severance costs that will not be paid by Maxtor will be included in Quantum's results of operations.

(ii) Special Charges - DLT and Storage Solutions

In the first quarter of fiscal year 2001, Quantum expects to incur significant special charges related to: 1) discontinuing business activities in solid state storage systems, 2) the decision to withdraw the plans for an initial public offering of its Snap Appliances subsidiary, namely writing off deferred costs that were related to the plan, 3) staff reductions and other cost incurred related to cost savings activities related to tape automation systems activities, and 4) DLT relocation and transition expenses that will be incurred as DLTtape product development is moved from Shrewsbury, Massachusetts, to Boulder, Colorado.

(iii) In-Process Research and Development Expenses

A portion of the M4 purchase price will be assigned to in-process research and development, which will be expensed in the first quarter of fiscal year 2002.


Voluntary Employee Stock Option Exchange Program
------------------------------------------------

On June 4, 2001, Quantum announced that the Quantum Board of Directors had approved a Voluntary Stock Option Exchange program in which eligible employees will have the opportunity to exchange certain options that have an exercise price of $14 per share or more for the promise to grant new options on January 7, 2002, under the Quantum Corporation Supplemental Stock Option Plan. The offer for the Exchange Program began June 4, 2001, and ends July 3, 2001. There are approximately 2.6 million DSS options eligible under this program.

                              QUANTUM CORPORATION

                                  SCHEDULE II

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                        Balance at     Additions                    Balance at
                                                       beginning of    charged to                     end of
                                                          period        expense    Deductions (i)     period
                                                          ------        -------    --------------     ------
Classification (In thousands)
-----------------------------
Allowance for doubtful accounts year ended:
  March 31, 1999.....................................     $2,586          $2,709       $(2,788)        $2,507
  March 31, 2000.....................................     $2,507          $1,297       $  (312)        $3,492
  March 31, 2001.....................................     $3,492          $  824       $(1,089)        $3,227

____________
  (i) Uncollectible accounts written off, net of recoveries.