Form 10-Q
period 2001-07-01
QUANTUM CORP /DE/
filed 2001-08-15
CIK 709283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                              ____________________

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

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

                 501 Sycamore Drive, Milpitas, California 95035

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

       Yes   X   No ______
           -----

As of the close of business on July 27, 2001, 161,962,915 shares of Quantum Corporation's common stock were issued and outstanding.

                               QUANTUM CORPORATION

                                      INDEX

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I - FINANCIAL INFORMATION

           Condensed Consolidated Statements of Operations                             3

           Condensed Consolidated Balance Sheets                                       5

           Condensed Consolidated Statements of Cash Flows                             6

           Notes to Condensed Consolidated Financial Statements                        7

           Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                 16

           Quantitative and Qualitative Disclosures About Market Risk                 34


PART II - OTHER INFORMATION                                                           35

SIGNATURE                                                                             36

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               QUANTUM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per-share data)
                                   (unaudited)

                                                                 Three Months Ended
                                                              July 1,          July 2,
                                                                2001             2000
                                                         -----------      -----------
          Revenue....................................    $   279,285      $   366,184
          Cost of revenue ...........................        166,942          206,349
                                                         -----------      -----------

            Gross profit ............................        112,343          159,835

          Operating expenses:
           Research and development .................         34,472           35,829
           Sales and marketing ......................         39,964           38,770
           General and administrative ...............         28,742           18,365
           Purchased in-process research
             and development ........................         13,200                -
           Special charge ...........................         47,709                -
                                                         -----------      -----------
                                                             164,087           92,964

           Income (loss) from operations ............        (51,744)          66,871

          Interest income/expense and other, net ....            651            1,803
                                                         -----------      -----------

          Income (loss) before income taxes .........        (51,093)          68,674
          Income tax provision (benefit) ............         (9,700)          24,724
                                                         -----------      -----------

           Income (loss) from continuing operations .        (41,393)          43,950

          Discontinued Operations
           Net income from discontinued operations ..              -           16,470
           Gain on disposition of HDD group, net of
             income taxes ...........................        119,327                -
                                                         -----------      -----------

           Income from discontinued operations ......        119,327           16,470
                                                         -----------      -----------

           Net income ...............................    $    77,934      $    60,420
                                                         ===========      ===========


Income (loss) per share from Continuing Operations:
   Basic .............................................   $     (0.27)      $      0.29
   Diluted ...........................................   $     (0.27)      $      0.28

Weighted average common shares:
   Basic .............................................       155,220           150,318
   Diluted ...........................................       155,220           154,631

Income per share from Discontinued Operations:
   Basic .............................................   $      0.77       $      0.20
   Diluted ...........................................   $      0.77       $      0.19

Weighted average common shares:
   Basic .............................................       155,220            81,444
   Diluted ...........................................       155,220            88,535

Net Income per share:
   Basic .............................................   $      0.50               N/A
   Diluted ...........................................   $      0.50

Weighted average common shares:
   Basic .............................................       155,220               N/A
   Diluted ...........................................       155,220


N/A: Net income per share is not presented for the first quarter of fiscal year
     2001, as there was no single class of stock that represented the consolidated Company for that period.

     See accompanying notes to condensed consolidated financial statements.

                               QUANTUM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                                           July 1,               March 31,
                                                                             2001                    2001
                                                                 ----------------          --------------
Assets
------
Current assets:
   Cash and cash equivalents ............................      $          370,086      $          397,537
   Marketable securities ................................                     877                   1,084
   Accounts receivable, net of allowance for
      doubtful accounts of $3,711 and $3,227 ............                 171,841                 208,402
   Inventories ..........................................                 117,584                 130,763
   Deferred taxes .......................................                  48,323                  48,329
   Other current assets .................................                 131,601                  72,592
   Net current assets of discontinued operations ........                       -                 501,839
                                                               ------------------      ------------------
        Total current assets ............................                 840,312               1,360,546

Property and equipment, less accumulated
   depreciation of $103,526 and $113,208 ................                  90,648                  94,700
Intangible assets, less accumulated amortization ........                 271,347                 227,501
Other assets ............................................                  33,798                  32,453
Receivable from Maxtor Corporation ......................                  95,833                       -
Net non-current assets of discontinued operations .......                       -                 184,504
                                                               ------------------      ------------------
                                                               $        1,331,938      $        1,899,704
                                                               ==================      ==================

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable .....................................      $           86,908      $           86,510
   Accrued warranty .....................................                  46,798                  54,771
   Short term debt ......................................                  41,148                       -
   Other accrued liabilities ............................                 148,057                 138,776
                                                               ------------------      ------------------
Total current liabilities ...............................                 322,911                 280,057

Deferred income taxes ...................................                 102,807                  35,807
Convertible subordinated debt ...........................                 287,500                 287,500

Stockholders' equity:
   Common stock .........................................                 193,968                 751,418
   Retained earnings ....................................                 482,542                 584,696
   Accumulated other comprehensive loss .................                  (4,504)                 (4,854)
   Treasury stock .......................................                 (53,286)                (34,920)
                                                               ------------------      ------------------

Total stockholders' equity ..............................                 618,720               1,296,340

                                                               ------------------      ------------------
                                                               $        1,331,938      $        1,899,704
                                                               ==================      ==================

    See accompanying notes to condensed consolidated financial statements.

                               QUANTUM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                July 1,             July 2,
                                                                                  2001                2000
                                                                          ------------        ------------
  Cash flows from operating activities:
     Net income ......................................................    $     77,934        $     60,420
     Adjustments to reconcile net income to net cash provided by operations:
        Purchased in-process research and development ................          13,200                   -
        Depreciation .................................................          12,093              24,754
        Amortization .................................................          10,499               8,170
        Deferred income taxes ........................................           7,007                (447)
        Compensation related to stock plans ..........................          11,430               5,161
        Gain on disposition of HDD group .............................        (119,327)                  -

     Changes in assets and liabilities:
        Accounts receivable ..........................................          30,531             (10,873)
        Inventories ..................................................          13,179             (36,016)
        Accounts payable .............................................             398               6,245
        Income taxes payable .........................................          (3,366)              1,254
        Accrued warranty .............................................          (7,973)              5,545
        Other assets and liabilities .................................         (48,128)              1,287
                                                                          ------------        ------------
  Net cash provided by (used in) operating activities ................          (2,523)             65,500
                                                                          ------------        ------------

  Cash flows from investing activities:
     Investment in equity securities .................................         (10,525)             (7,500)
     Cash portion of acquisition of M4 Data (Holdings) Ltd., net
        of cash acquired .............................................         (14,852)                  -
     Maturities of marketable securities .............................             207               2,032
     Investment in property and equipment ............................         (13,018)            (18,364)
                                                                          ------------        ------------
  Net cash used in investing activities ..............................         (38,188)            (23,832)
                                                                          ------------        ------------

  Cash flows from financing activities:
     Principal payments on long-term credit facilities ...............               -                (181)
     Purchases of treasury stock .....................................         (18,366)           (146,294)
     Proceeds from issuance of common stock, net .....................          31,626               4,846
                                                                          ------------        ------------
  Net cash provided by (used in) financing activities ................          13,260            (141,629)
                                                                          ------------        ------------

  Decrease in cash and cash equivalents ..............................         (27,451)            (99,961)
  Cash and cash equivalents at beginning of period ...................         397,537             918,262
                                                                          ------------        ------------
  Cash and cash equivalents at end of period .........................    $    370,086        $    818,301
                                                                          ============        ============

  Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest .....................................................    $        126        $      2,558
        Income taxes, net of refunds .................................    $      5,009        $       (271)

 See accompanying notes to condensed consolidated financial statements.

                               QUANTUM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1:    Basis of Presentation
           ---------------------

The accompanying unaudited consolidated financial statements include the accounts of Quantum Corporation ("Quantum" or the "Company") (NYSE: DSS) and its majority owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The consolidated balance sheet as of March 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum for the fiscal year ended March 31, 2001, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Until the beginning of fiscal year 2002, Quantum operated its business through two separate business groups: the DLT & Storage Systems group ("DSS") and the Hard Disk Drive group ("HDD"), and each was represented by a separate tracking common stock. On March 30, 2001, Quantum's stockholders approved the sale of the HDD group to Maxtor Corporation ("Maxtor"). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. As a result of the disposition of the HDD group, the condensed consolidated financial statements for the three months ended July 2, 2000, and related footnotes have been restated to present the results of the HDD group as discontinued operations. Accordingly, in the condensed consolidated statements of operations, the operating results of the HDD group have been classified as "Net income from discontinued operations", and in the condensed consolidated balance sheet, the assets and liabilities of the HDD group have been classified as "Net current assets of discontinued operations" and "Net non-current assets of discontinued operations".


Note 2:    Discontinued Operations
           -----------------------

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

In the first quarter of fiscal year 2002, Quantum recorded a non-cash gain of $119 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares to Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees that transferred to Maxtor.

Quantum has recorded a receivable from Maxtor of $96 million for the portion of the convertible subordinated debt previously attributed to the HDD group, and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments.

Note 3:    Inventories
           -----------

Inventories consisted of the following:


                                                     July 1,         March 31,
                                                      2001             2001
                                                    --------         --------
                                                        (In thousands)
        Materials and purchased parts ...........   $ 62,919         $ 73,020
        Work in process .........................     38,170           31,098
        Finished goods ..........................     16,495           26,645
                                                    --------         --------
                                                    $117,584         $130,763
                                                    ========         ========


Note 4:   Net Income (Loss) Per Share
          ---------------------------

The following table set forth the computation of basic and diluted net income
(loss) per share:

(In thousands, except per
share data)                                  Three Months Ended              Three Months Ended

                                               July 1, 2001                     July 2, 2000
                                               ------------                     ------------


                                      Cont. Ops.  Disc. Ops.    Quantum    Cont. Ops.  Disc. Ops.
Numerator:
   Numerator for basic and
   diluted net income
   (loss) per share -
   income (loss) available
   to common stockholders .........   $ (41,393)   $ 119,327   $  77,934   $  43,950   $  16,470
                                      =========    =========   =========   =========   =========

Denominator:
   Denominator for basic
   net income (loss) per
   share - weighted average
   shares .........................     155,220      155,220     155,220     150,318      81,444

   Effect of dilutive
   securities:
   Outstanding options ............          -             -           -       4,313       7,091
                                      ---------    ---------   ---------   ---------   ---------

   Denominator for diluted
   net income (loss) per
   share - adjusted
   weighted average shares ........     155,220      155,220     155,220     154,631      88,535
                                      =========    =========   =========   =========   =========
Basic net income (loss) per
share .............................   $   (0.27)   $    0.77   $    0.50   $    0.29   $    0.20
                                      =========    =========   =========   =========   =========

Diluted net income (loss)
per share .........................   $   (0.27)   $    0.77   $    0.50   $    0.28   $    0.19
                                      =========    =========   =========   =========   =========

Net income per share is not presented for the consolidated Company for the first quarter of fiscal year 2001, as there was no single class of stock that represented the consolidated Company for that period.

The computations of diluted net income (loss) per share for continuing operations (DSS), discontinued operations (HDD) and Quantum for all periods presented excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of Quantum common stock (21.587 shares per $1,000 note), and, prior to the disposition of the HDD group to Maxtor, were convertible into 3,103,076 shares of HDD common stock (10.793 shares per $1,000 note), because the effect would have been antidilutive.

Options to purchase 29.0 million shares of Quantum common stock were outstanding at July 1, 2001, but were not included in the computation of diluted net income per share due to reporting losses from continuing operations.

Options to purchase 20.9 million shares of DSS common stock were outstanding for the three months ended July 2, 2000, but were not included in the computation of diluted net income per share because the exercise prices of such options were greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

Options to purchase 0.9 million shares of HDD common stock were outstanding for the three months ended July 2, 2000, but were not included in the computation of diluted net income per share because the exercise prices of such options were greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.


Note 5:    Common Stock Repurchase
           -----------------------

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSS or the previously outstanding HDD common stock. An additional $100 million was authorized for repurchase of the previously outstanding HDD common stock.

Since the beginning of the authorization through July 1, 2001, Quantum has repurchased a total of 3.9 million shares of Quantum common stock (that was outstanding prior to the issuance of the DSS and HDD common stocks), 30.8 million shares of DSS common stock and 13.5 million shares of HDD common stock amounting to a combined total of $584 million. For the three months ended July 1, 2001, 1.6 million shares of Quantum common stock were repurchased for a total purchase price of $18 million.


Note 6:    Credit Line
           -----------

In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. In March 2001, Quantum canceled the credit facility that was due to expire in April 2001. At July 1, 2001, there was no outstanding balance drawn on the credit facility expiring in April 2003.


Note 7:    Litigation
           ----------

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns at least 26 United States patents having claims which Papst has asserted are or have been infringed by Quantum's hard disk drive products. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with similar suits brought by Papst against Maxtor Corporation and Minebea Company, Ltd., for purposes of coordinated discovery under multi-district litigation rules. IBM was sued by Papst in New Orleans, and this suit has been added to the multi-district proceedings. As part of Quantum's disposition of its Hard Disk Drive group to Maxtor Corporation, Maxtor has agreed to assume defense of Quantum's hard disk drive business disposed to Maxtor, and to indemnify Quantum in this litigation going forward. There is no guarantee that Maxtor would have sufficient resources to indemnify Quantum in the event that Papst prevails in the lawsuit against the Quantum pre-merger hard disk drive products. If Maxtor were unable for any reason to indemnify Quantum in accordance with the merger agreement, the outcome of this litigation would be uncertain and the costs to Quantum could be substantial.

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

Note 8:    Special Charges
           ---------------

DLTtape Restructuring and Other Special Charges
-----------------------------------------------

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

In connection with the charge, Quantum reduced its workforce by 782 employees, down from the original expectation of 900 employees. The reduction in force primarily affects employees at Quantum's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of July 1, 2001, 782 employees have been terminated and severance and benefits have been paid out.

As of July 1, 2001, Quantum had incurred cash expenditures of $11 million associated with employee severance and benefits, facilities and other costs. Quantum expects to incur additional cash expenditures associated with the plan of approximately $3 million, which will be funded out of operations.

In the third quarter of fiscal year 2001, Quantum reversed $7 million as a special charge benefit on the income statement. This reversal is primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

In the first quarter of fiscal year 2002, Quantum recorded a special charge of $3 million. This charge was due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

A summary of this special charge is outlined as follows (in thousands):

                                  Severance   Facilities   Investments     Fixed       Other        Total
                                and Benefits                              Assets
Special Charge Provision .....    $  7,646     $ 13,500      $ 13,908    $  3,163    $  1,866     $ 40,083
Cash Payments ................        (956)           -             -           -      (1,102)      (2,058)
Non-cash charges .............           -            -       (13,908)     (3,163)          -      (17,071)
                                  --------     --------      --------    --------    --------     --------
    Balance March 31, 2000 ...    $  6,690     $ 13,500      $      -    $      -    $    764     $ 20,954
Cash Payments ................      (5,181)        (748)            -           -         (68)      (5,997)
Non-cash charges .............           -       (5,219)            -           -           -       (5,219)
Special Charge Benefit .......           -       (7,000)            -           -           -       (7,000)
                                  --------     --------      --------    --------    --------     --------
  Balance March 31, 2001 .....    $  1,509     $    533      $      -    $      -    $    696     $  2,738
Cash payments ................      (1,509)        (762)            -           -        (696)      (2,967)
Special Charge Expense .......           -        2,989             -           -           -        2,989
                                  --------     --------      --------    --------    --------     --------
  Balance July 1, 2001 .......    $      -     $  2,760      $      -    $      -    $      -     $  2,760
                                  ========     ========      ========    ========    ========     ========

DLTtape Drive Severance
-----------------------

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

Quantum currently expects a workforce reduction of approximately 200 employees. As of July 1, 2001, 132 employees have been terminated, representing $2.8 million in cash expenditures. Quantum anticipates that the remaining employees will be terminated by the end of the second quarter of fiscal year 2002. Quantum expects to incur additional cash expenditures associated with the plan of approximately $4.2 million, which will be funded out of operations.

A summary of this special charge is outlined as follows (in thousands):

                                         Severance
                                           and
                                         Benefits

  Special charge provision ............  $ 7,000
  Cash payments .......................   (1,657)
                                         -------
  Balance at March 31, 2001 ...........  $ 5,343
  Cash payments .......................   (1,172)
                                         -------
  Balance at July 1, 2001 .............  $ 4,171
                                         =======


Business Restructuring and Other Special Charges
------------------------------------------------

In the first quarter of fiscal year 2002, Quantum recorded $48 million of special charges. These charges consisted of stock compensation and severance charges related to the disposition of the HDD group, restructuring costs incurred in order to align resources with the requirements of Quantum's ongoing operations, and other cost reduction activities. The total cash portion of these charges is $20 million, of which $9 million was paid in the first quarter of fiscal year 2002. The remaining $11 million of the cash portion of the charges (which is comprised of $5 million for severance payments, $5 million of facilities charges and $1 million in contract cancellation fees) will be paid in subsequent quarters. The charges are described in more detail below.

Stock Compensation Charges

Stock compensation charges of $17 million were incurred in the first quarter of fiscal year 2002. Quantum expensed stock compensation of $15 million that related to the conversion of vested HDD options into vested DSS options for employees remaining with Quantum. In addition, Quantum recorded $2 million of stock compensation in connection with the termination of certain corporate employees terminated at the HDD group disposition date whose unvested HDD and DSS stock options and HDD restricted stock converted into shares of DSS restricted stock.

Corporate Severance Charges

Severance costs of $9 million were incurred in the first quarter of fiscal year 2002, for the termination of corporate employees as a result of the disposition of the HDD group.

Restructuring and Other Costs

Approximately $22 million of special charges were incurred in the first quarter of fiscal year 2002 related to:
 .    Staff reductions and other costs associated with cost saving actions in tape automation system activities ($14 million), which were comprised of severance costs of $2 million; vacant facilities costs of $4 million for facilities in Irvine, California; sales and marketing demonstration equipment and inventory disposals of $7 million; and contract cancellation fees of $1 million.
 .    Vacant facilities costs in Shrewsbury, Massachusetts, and Boulder, Colorado
     ($3 million);
 .    Costs associated with discontinuing solid state storage systems, product development and marketing, primarily severance costs and fixed asset write-offs ($2 million);
 .    Other costs ($3 million).

A summary of the "Business Restructuring and Other" special charge is outlined as follows (in thousands):

                           Severance
                              and                     Stock        Fixed        Demo
                            Benefits   Facilities  Compensation    Assets     Inventory      Other          Total
                            --------   ----------  ------------    ------     ---------      -----          -----
Special Charge
Provision ...............  $ 12,319    $  7,337    $   17,108    $     257    $   6,764     $   3,924     $  47,709
Cash payments ...........    (5,339)     (2,158)            -         (257)        (519)         (471)       (8,744)
Non-cash charges ........    (2,029)         (3)      (17,108)           -       (6,245)       (2,348)      (27,733)
                           --------    --------    ----------    ---------    ---------     ---------     ---------
  Balance July 1, 2001 ..  $  4,951    $  5,176    $        -    $       -    $       -     $   1,105     $  11,232
                           ========    ========    ==========    =========    =========     =========     =========


Note 9:   Comprehensive Income
          --------------------

Accumulated other comprehensive income on the consolidated balance sheet consisted of foreign currency translation adjustments. Total comprehensive income, net of tax, for the three months ended July 1, 2001, and July 2, 2000, is presented in the following table:

(In thousands)                                Three Months Ended
                                           ------------------------
                                             July 1,          July 2,
                                               2001             2000
                                          -----------      -----------

Net income .............................  $  77,934        $  43,950
Other comprehensive income -
  Foreign currency translation
    Adjustments ........................        350                -
                                          ---------        ---------
Comprehensive income ...................  $  78,284        $  43,950
                                          =========        =========


Note 10:  Transition Expenses
          -------------------

Certain employees designated for termination on or about the HDD group disposition date, but who remained employed by Quantum pursuant to a transition service arrangement, provide transition services to Quantum, as well as to Maxtor. These transition services will be aimed at transitioning certain activities to Maxtor or for ongoing Quantum activities, to a scaled down version of the function that is appropriate to the size of Quantum after the disposition of the HDD group. The transition services include activities related to real estate, information systems and equipment, accounting, payroll, sales and marketing, product support, inventory maintenance, procurement, costing, warehouse management, communications, human resources and other specific services. Maxtor will reimburse Quantum for a portion of the transition services. Quantum's portion of these transition expenses incurred in the first quarter of fiscal year 2002 were:

                                                Three months
                                                ended July 1,
(In thousands)                                      2001
                                                    ----

Cost of revenue ..............................      $   2,523
Research and development .....................          4,826
Sales and marketing ..........................          2,589
General and administrative ...................          6,287
                                                    ---------

Total ........................................      $  16,225
                                                    =========


Note 11:  Business Segment Information
          ----------------------------
Quantum's reportable segments are the DLTtape group and the Storage Solutions group. These reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The DLTtape group consists of DLTtape drives and media. The Storage Solutions group consists of tape automation systems, network attached storage appliances and service. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

Quantum evaluates segment performance based on operating profit (loss) excluding non-recurring gains or losses. Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only inventories and accounts receivable.

                                            Storage                                        Storage
                                            -------                                        -------
                             DLTtape       Solutions         Total          DLTtape       Solutions        Total
                             -------       ---------         -----          -------       ---------        -----
    (In millions)
                                                           For the three months ended
                                                           --------------------------
                                           July 1, 2001                                  July 2, 2000
                                           -------------                                 ------------
Revenue from external
   customers ...............    $ 206           $ 73            $ 279          $ 266            $ 100       $ 366
Intersegment revenue .......       14              -               14             27                -          27
Operating expenses .........       43             46              *89             51               42          93
Operating income (loss) ....       50            (25)             *25             78              (11)         67

                                                                    As at
                                                                    -----
                                          July 1, 2001                                 March 31, 2001
                                          -------------                                --------------

Inventories ................    $  79           $ 39            $ 118          $  87            $  44       $ 131
Accounts receivable, net ...      114             58              172            139               69         208

     * Operating expenses excludes special charges of $48 million, transition expenses of $14 million and in-process research and development of $13 million. Oerating income (loss) excludes these charges and $3 million of transition expenses related to cost of revenue.



Note 12:  Business Combinations
          ---------------------

M4 Data (Holdings) Ltd

On April 12 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd., (M4 Data), a privately held data storage company based in the United Kingdom. M4 Data provides high performance and scalable tape automation products for the data storage market. The acquisition has been accounted for as a purchase at a total cost of approximately $56 million.

Under the terms of the agreement, Quantum acquired all the outstanding stock of M4 Data for approximately $56 million in consideration, including $15 million in cash and $41 million in notes payable. These notes are due 2006 and are callable by the holders at their option, beginning April 2002, and therefore are classified as short term debt in the condensed consolidated balance sheet. The purchase agreement also includes additional contingent consideration based on the achievement of future performance goals.

M4 Data's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum's financial position or results of operations.

The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, Quantum expensed $13 million of the purchase price as in-process research and development in the first quarter of fiscal year 2002. The intangible assets are being amortized on a straight-line basis over periods ranging from three to six years.

The following is a summary of the purchase price allocation (in millions):

      Core technology ..................................    $ 12
      Existing technology ..............................       3
      In-process research and development ..............      13
      Assembled workforce ..............................       2
      Goodwill .........................................      30
      Deferred tax liability ...........................      (4)
                                                            ----
                                                            $ 56
                                                            ====
The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 34%, which represents a premium to Quantum's cost of capital. The expected revenue assumes a six-year compound annual growth rate of 27.2% during fiscal years 2002 through 2008. Expected revenue from the purchased in-process projects grows from approximately $60 million in fiscal year 2002 to more than $260 million in fiscal year 2008. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.


Note 13:   Recent Accounting Pronouncements
           --------------------------------

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

Quantum adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2002. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of Quantum's derivative financial instruments are recorded at their fair value in prepaid expenses and other assets. The transition adjustment upon adoption of SFAS 133 was not material.

Business Combinations and Goodwill and Other Intangible Assets
--------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets."

SFAS 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, however, certain provisions of this new standard may also apply to any acquisitions concluded subsequent to June 30, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level and (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually.

Quantum is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of April 1, 2002, however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, it is expected that the amortization of goodwill will cease as of March 31, 2002.

Note 14:   Subsequent Events
           -----------------

Restructuring of DLTtape business
---------------------------------

In July 2001 Quantum announced a restructuring of its DLTtape business. This restructuring will result in the transfer of the remaining tape drive production in Colorado Springs, Colorado, to Penang, Malaysia, and is expected to result in the elimination of approximately 370 regular and 130 temporary positions. As a result of the restructuring, Quantum expects to record a special charge in the second quarter of fiscal year 2002.

Voluntary Employee Stock Option Exchange Program
------------------------------------------------

On June 4, 2001, Quantum announced that the Quantum Board of Directors had approved a Voluntary Stock Option Exchange program in which eligible employees had the opportunity to exchange certain options that have an exercise price of $14 per share or more for the promise to grant new options on January 7, 2002, under the Quantum Corporation Supplemental Stock Option Plan. The offer for the Exchange Program began June 4, 2001, and ended July 3, 2001. There were approximately 2.6 million DSS options eligible under this program of which 0.9 million were tendered for exchange by a total of 130 employees.

Acquisition of certain assets of Connex Inc
-------------------------------------------

On August 8, 2001, Quantum announced that it had signed a definitive agreement to acquire certain assets of Connex Inc., a provider of network attached storage
(NAS) products and a subsidiary of Western Digital Corporation (NYSE:WDC). Quantum intends to leverage Connex's complementary technology to enhance the range of features currently offered in Quantum's Snap Server product line.

Under the terms of the agreement, Quantum will purchase key complementary technology, intellectual property and other assets of Connex in an all-cash deal valued at $11 million and integrate them into Quantum's Snap Server product line. The acquisition is expected to close by mid-August, subject to satisfaction of certain closing conditions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

The following discussion of Quantum's financial condition and results of operations should be read in conjunction with the condensed financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements, including, but not limited to, statements regarding anticipated operating results and gross margin trends, are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements are based on management's current expectations and are subject to certain risks and uncertainties. As a result, Quantum's actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received and products shipped through the remainder of the year, and any adjustments made at the close of the year; (2) Quantum's ability to timely ship its products; (3) uncertainty regarding the slowdown in IT spending and the corresponding reduction in the demand for DLTtape drives; (4) a continued trend toward centralization of storage; (5) Quantum's ability to maintain anticipated pricing and cost levels; (6) the successful execution of Quantum's strategy to expand its businesses into new directions; (7) Quantum's ability to successfully introduce new products; (8) Quantum's ability to anticipate and capitalize on changes in market demand; (9) acceptance of, and demand for, Quantum's products; (10) Quantum's ability to maintain supplier relationships; (11) Quantum's ability to work with industry leaders to deliver integrated business solutions to customers; (12) the ability of Quantum's competitors to introduce new products that compete successfully with Quantum's products; (13) the economic environment and the continued growth of the storage industry; (14) the ability of Quantum to sustain and/or improve its cash and overall financial position; and (15) the general economic environment, as well as those factors discussed in Quantum's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 29, 2001, those discussed in Quantum's other reports and filings with the Securities and Exchange Commission and those discussed under "Trends and Uncertainties" elsewhere in this Quarterly Report on Form 10-Q. Quantum disclaims any obligation to update information in any forward-looking statement.


Business Overview
-----------------

Quantum designs, develops, manufactures, licenses, services, and markets DLTtape and Super DLTtape drives, DLTtape and Super DLTtape media cartridges and storage solutions. Quantum's storage solutions consist of tape automation systems, network attached storage (NAS) solutions and service.

DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is Quantum's half-inch tape technology that is a leader for mid-range UNIX and NT system backup and archive applications.

In fiscal year 2001, Quantum introduced a new family of tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs.

Quantum's tape automation systems and network attached storage solutions are part of its storage solutions business. Quantum's tape automation systems, tape libraries and autoloaders, serve the entire tape library data storage market from desktop computers to enterprise class computers. Quantum offers a broad line of tape automation systems, which are used to manage, store and transfer data in enterprise networked computing environments. Quantum is a leading provider of NAS solutions for workgroups. Quantum's NAS solutions consists of NAS appliance products that incorporate hard disk drives and an operating system designed to meet the requirements of entry and workgroup level computing environments, where multiple computer users access shared data files over a local area network.

DLTtape and Super DLTtape drives store data on DLTtape and Super DLTtape media cartridges, respectively. Historical use of tape drives has shown that drives use many media cartridges per year. This historical use suggests that the installed base of DLTtape and Super DLTtape drives will result in continued demand for DLTtape and Super

DLTtape media cartridges. Quantum's DLTtape media cartridges are manufactured and sold by licensed third-party manufacturers.

The installed base of DLTtape drives resulted in shipments of approximately 4 million DLTtape media cartridges in the first quarter of fiscal year 2002. The installed base of DLTtape drives includes 1.7 million DLTtape drives that have been shipped to date.

Quantum receives a royalty fee on DLTtape and Super DLTtape media cartridges sold by its licensees, which, while resulting in lower revenue than media sold directly by Quantum, generates comparable income from operations. Quantum prefers to have a substantial portion of media cartridge sales occur through its license model because this minimizes Quantum's operational risks and expenses and provides an efficient distribution channel. Currently, approximately 87% of media sales occur through this license model. Quantum believes that the large installed base of DLTtape drives and its licensing of DLTtape and Super DLTtape media cartridges give Quantum a unique competitive advantage. Media royalties have been a primary source of earnings for Quantum, and this trend is expected to continue. This expectation is a forward-looking statement and actual results may be affected by factors discussed in "Trends and Uncertainties" elsewhere in this Quarterly Report on Form 10-Q.

Quantum Technology Ventures ("QTV") is an investment arm for Quantum. QTV is used to explore, develop and invest in new storage technologies and storage businesses. QTV is managed as a wholly-owned subsidiary of Quantum Corporation. In March 2001, Quantum committed $50 million of funding to QTV.

In April 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd., a privately held data storage company based in the United Kingdom. M4 Data provides high performance and scalable tape automation products for the data storage market. This acquisition enables Quantum to leverage M4 Data's complementary products and technologies to enhance the range of storage solutions offered to customers.


Products
--------

Quantum's products include:

     DLT:
     ---
     . Super DLTtape(TM) drives. Tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs. Native capacity of 110GB (220GB compressed) and a transfer rate of 11MB per second (22MB compressed).

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

     Storage Solutions:
     ------------------
     . Tape automation systems. Quantum offers a broad line of DLTtape automation systems, tape libraries and autoloaders that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. Quantum's tape automation systems range from its tape autoloaders, which accommodate a single DLTtape drive to the P6000 series library, which features Prism Library Architecture(TM) and can be configured in multiple units to scale up to 143 terabytes of storage capacity. In addition, Quantum offers WebAdmin(TM), the industry's first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease. In early 2001, Quantum introduced modular automation systems with the M1500. The M1500 is a modular automation system with M1500. The M1500 is a modular library that is rack mountable and available in increments of two drives and 20 cartridges that easily scale up to 20 drives and 200 cartridges.

     . Network attached storage solutions. Quantum's Snap! Server(TM) family of network attached storage appliances include the Snap Server 1000, Snap Server 2000, and Snap Server 4100, with storage capacities ranging from 20GB to 300GB. The Snap Server 4100 features rack mount form factor and RAID 0, 1, and 5. Snap Servers connect directly to a network and can be easily and seamlessly integrated with other network devices. The Snap solution includes a proprietary file system that can simultaneously function in a variety of operating environments, including Apple MacOS, Linux, Microsoft Windows, Novell Netware and UNIX.


Employees
---------

At July 1, 2001, Quantum had approximately 3,700 full-time employees. Of this total, approximately 200 have accepted severance packages in conjunction with the disposition of the HDD group to Maxtor and will provide ongoing support for up to the next two fiscal quarters. Excluding these employees, and the estimated 370 employees who will be terminated as part of the transfer of remaining tape drive production in Colorado Springs, Colorado, to Penang, Malaysia (see "Other Significant Events"), Quantum will have an estimated combined workforce of approximately 3,100 at the end of the 2001 calendar year.

Results of Continuing Operations
--------------------------------

Revenue

Revenue in the three months ended July 1, 2001 was $279 million compared to $366 million in the three months ended July 2, 2000. The decrease of 24% reflected decreased revenue from sales of DLTtape drives and ATL libraries, partially offset by increased revenue from sales of Snap servers. DLT media revenue and DLT tape royalties remained relatively flat.

The decrease in the DLTtape drive revenue is a result of a decrease in drive unit sales volume and a decrease in average unit prices. The decline in the DLTtape drive unit sales volume and average unit prices reflected market conditions, which include reduced information technology spending, as well as increased competition.

The decrease in storage systems revenue reflected a decrease in shipments of tape automation products, libraries and autoloaders, primarily as a result of market conditions. The decline in ATL revenues reflected a decrease in units shipped for libraries and autoloaders. The increase in Snap revenue reflected an increase in the units of Snap servers shipped.

The table below summarizes the components of Quantum's revenue in the three months ended July 1, 2001, and July 2, 2000.

                (in millions)                       Three Months Ended

                                                    July 1,    July 2,
                                                      2001       2000
                                                    -------    -------
                DLTtape drives                       $ 139      $ 212
                DLTtape media                           27         28
                DLTtape royalty                         54         53
                Storage solutions                       73        100
                Inter-group elimination*               (14)       (27)
                                                     -----      -----
                Revenue                              $ 279      $ 366
                                                     =====      =====

* Represents inter-group sales of DLTtape drives for incorporation into tape automation systems.


Sales to Quantum's top five customers in the three months ended July 1, 2001, represented 40% of total revenue, compared to 44% of total revenue in the three months ended July 2, 2000. Sales to Compaq were 20% of revenue in the three months ended July 1, 2001, compared to 19% of revenue in the three months ended July 2, 2000. Sales to Hewlett-Packard were less than 10% of revenue in the three months ended July 1, 2001, compared to 11% of revenue in the three months ended July 2, 2000.

Sales to computer equipment manufacturers and distribution channel customers were 54% and 14% of revenue, respectively, in the three months ended July 1, 2001, compared to 64% and 14%, respectively, in the three months ended July 2, 2000. The remaining revenue represented media royalty revenue, sales to value added resellers and direct sales.


Gross Margin Rate

The gross margin rate in the three months ended July 1, 2001, decreased to 40.2% from 43.6% in the three months ended July 2, 2000. This decrease reflected $2.5 million of information systems, facilities, and stock compensation costs related to infrastructure and infrastructure support that is transitional and that will be eliminated following the disposition of the Hard Disk Drive group. The gross margin rate excluding transition expenses was 41.2% in the three months ended July 1, 2001. The remaining decrease reflected lower volumes and DLTtape drive prices.

Over the next several fiscal quarters, Quantum expects its gross margin to continue to trend lower and towards the mid-to-high 30% range. The primary reasons contributing to this decline are lower unit sales volumes and competitive pricing, resulting in the need to selectively reduce prices, especially on older DLTtape products. Also, because Quantum is offering Super DLT at a price below where new DLT generations have historically been introduced, there is margin compression across the entire product line.

Research and Development Expenses

Research and development expenses in the three months ended July 1, 2001, were $34 million, or 12.3% of revenue, compared to $36 million, or 9.8% of revenue in the three months ended July 2, 2000. The increase in research and development expenses as a percentage of revenue reflected lower revenue. The decrease in actual research and development expenses reflected staffing reductions and lower costs related to Super DLTtape development, which were partially offset by the addition of M4 Data and the inclusion of nearly $5 million of transition expenses. These expenses involved retention and moving costs for transitional activities related to moving DLTtape engineering from Shrewsbury, Massachusetts, to Boulder, Colorado, and information systems, facilities, and stock compensation costs related to infrastructure and infrastructure support that is transitional and being eliminated following the disposition of the Hard Disk Drive group. Excluding these transition expenses, the research and development were $29 million, or 10.4% of revenue.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended July 1, 2001, were $40 million, or 14.3% of revenue, compared to $39 million, or 10.6% of revenue in the three months ended July 2, 2000. The increase in sales and marketing expenses as a percentage of revenue primarily reflected lower revenue. The increase in actual sales and marketing expenses reflected $3 million of corporate sales, marketing and stock compensation costs that are related to transitional activities that are being eliminated following the disposition of the Hard Disk Drive group. Excluding transition expenses, sales and marketing expenses were $37 million, or 13.2% of revenue.

General and Administrative Expenses

General and administrative expenses in the three months ended July 1, 2001, were $29 million, or 10.3% of revenue, compared to $18 million, or 5% of revenue in the three months ended July 2, 2000. In part, the increase in general and administrative expenses as a percentage of revenue reflected lower revenue. The actual increase in general and administrative expenses reflected the inclusion of M4 Data expenses, which resulted in additional goodwill amortization of $1.5 million, and $6 million of corporate and stock compensation costs that are related to transitional activities that are being eliminated following the disposition of the Hard Disk Drive group. Excluding expenses related to transitional activities, general and administrative expenses were $23 million, or 7.9% of revenue.

Purchased In-process Research and Development Expense

Quantum expensed purchased in-process research and development of $13 million as a result of the acquisition of M4 Data in April 2001.

The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 34%, which represents a premium to Quantum's cost of capital. The expected revenue assumes a six-year compound annual growth rate of 27.2% during fiscal years 2002 through 2008. Expected revenue from the purchased in-process projects grows from approximately $60 million in 2002 to more than $260 million in 2008. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

Special Charges

1. DLTtape Restructuring and Other Special Charges

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

In the first quarter of fiscal year 2002, Quantum recorded a $3 million special charge expense on the income statement. This charge was due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

2. DLTtape Drive Severance

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

3. Business Restructuring and Other Special Charges

In the first quarter of fiscal year 2002, Quantum recorded $48 million of special charges. These charges consisted of stock compensation and severance charges related to the disposition of the HDD group, restructuring costs incurred in order to align resources with the requirements of Quantum's ongoing operations, and other cost reduction activities. The total cash portion of these charges is $20 million, of which $9 million was paid in the first quarter of fiscal year 2002. The remaining $11 million of the cash portion of the charges (which is comprised of $5 million for severance payments, $5 million of facilities charges and $1 million in contract cancellation fees) will be paid in subsequent quarters. The charges are described in more detail below.

(i) Stock Compensation Charges

Stock compensation charges of $17 million were incurred in the first quarter of fiscal year 2002. Quantum expensed stock compensation of $15 million that related to the conversion of vested HDD options into vested DSS options for employees remaining with Quantum. In addition, Quantum recorded $2 million of stock compensation in connection with the termination of certain corporate employees terminated at the HDD group disposition date whose unvested HDD and DSS stock options and HDD restricted stock converted into shares of DSS restricted stock.

(ii) Corporate Severance Charges

Severance costs of $9 million were incurred in the first quarter of fiscal year 2002, for the termination of corporate employees as a result of the disposition of the HDD group.

(iii) Restructuring and Other Costs

Approximately $22 million of special charges were incurred in the first quarter of fiscal year 2002 related to:

 .    Staff reductions and other costs associated with cost saving actions in tape automation system activities ($14 million), which were comprised of severance costs of $2 million; vacant facilities costs of $4 million for facilities in Irvine, California; sales and marketing demonstration equipment and inventory disposals of $7 million; and contract cancellation fees of $1 million.
 .    Vacant facilities costs in Shrewsbury, Massachusetts, and Boulder, Colorado
     ($3 million);
 .    Costs associated with discontinuing solid state storage systems, product development and marketing, primarily severance costs and fixed asset write-offs ($2 million);
 .    Other costs ($3 million).

Remaining cash expenditures related to contract cancellation fees will be substantially paid by the end of the third quarter of fiscal year 2002. Amounts related to facilities charges will be paid over the respective lease terms, which end in the third quarter of fiscal year 2006.

Interest Income/Expense and Other

Net interest and other income for the three months ended July 1, 2001, was $0.7 million, compared to net interest and other income of $1.8 million for the three months ended July 2, 2000. The decrease reflected decreased interest income as a result of lower interest rates and higher interest expense associated with the debentures that were issued to complete the M4 Data acquisition.

Income Taxes

The tax benefit recorded for the three months ended July 1, 2001 was $9.7 million, and reflects the non-deductibility of purchased in-process research and development. The effective tax rate on income excluding special charges, purchased in-process research and development, and transition expenses was 34% for this period, compared to 36% for the three months ended July 2, 2000.

The decrease in the fiscal 2002 effective tax rate reflects an increased percentage of foreign earnings taxed at less than the U.S. rate and an increased research and development credit.


Results of Discontinued Operations
----------------------------------

In the first quarter of fiscal year 2002, Quantum recorded a non-cash gain of $119 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares to Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees that transferred to Maxtor.

The discontinued operations income of $16 million for the first quarter of fiscal year 2001 represents the results of operations of the HDD group.


Net Income
----------

Net income for the first quarter of fiscal year 2002 was impacted by non-recurring items and transition expenses, as discussed above. The total effect of these items on reported earnings for the first quarter of fiscal year 2002 are summarized in the following table (in thousands).

Special charges.....................                         $  47,709

Transition expenses
   Cost of revenue..................          2,523
   Research and development.........          4,826
   Sales and marketing..............          2,589
   General and administrative.......          6,287             16,225
                                             ------

Income tax effect on special charges
 and transition expenses............                           (18,594)

Purchased in-process research and
 development........................                            13,200

Gain on disposition of HDD group....                          (119,327)
                                                             ---------

Total non-recurring items and
 transition expenses, net of tax....                         $ (60,787)
                                                             =========

Diluted net income per share excluding non-recurring items and transition expenses would be $0.11 per share.


Other Significant Events
------------------------

Restructuring of DLTtape business
---------------------------------
In July 2001 Quantum announced a restructuring of its DLTtape business to reduce costs. This restructuring will result in the transfer of remaining tape drive production in Colorado Springs, Colorado, to Penang, Malaysia, and is expected to result in the elimination of approximately 370 regular and 130 temporary positions and could achieve annualized cost savings of up to $30 million by the end of fiscal year 2002. As a result of the restructuring, Quantum expects to incur a special charge of approximately $15 million to $20 million in the second quarter of fiscal year 2002.

Voluntary Employee Stock Option Exchange Program
------------------------------------------------
On June 4, 2001, Quantum announced that the Quantum Board of Directors had approved a Voluntary Stock Option Exchange program in which eligible employees had the opportunity to exchange certain options that have an exercise price of $14 per share or more for the promise to grant new options on January 7, 2002, under the Quantum Corporation Supplemental Stock Option Plan. The offer for the Exchange Program began June 4, 2001, and ended July 3, 2001. There were approximately 2.6 million DSS options eligible under this program of which 0.9 million were tendered for exchange by a total of 130 employees.

Acquisition of certain assets of Connex Inc
-------------------------------------------
On August 8, 2001, Quantum announced that it had signed a definitive agreement to acquire certain assets of Connex Inc., a provider of network attached storage
(NAS) products and a subsidiary of Western Digital Corporation (NYSE:WDC). Quantum intends to leverage Connex's complementary technology to enhance the range of features currently offered in Quantum's Snap Server product line and build on the leadership position Quantum has established in workgroup NAS.

Under the terms of the agreement, Quantum will purchase key complementary technology, intellectual property and other assets of Connex in an all-cash deal valued at $11 million and integrate them into Quantum's Snap Server product line. The acquisition is expected to close by mid-August, subject to satisfaction of certain closing conditions.


Future stock compensation expenses, transition expenses and special charges
---------------------------------------------------------------------------

The following table summarizes the estimated charges to be recorded in future fiscal periods related to stock compensation and transition activities related to the disposition of the HDD group to Maxtor and future restructuring actions associated with ongoing operations:

                                             Stock           Transition
                                          Compensation        Expenses          Total
                                          ------------        --------          -----
                                                           (In thousands)
2nd quarter fiscal year 2002 ...........      $ 2,500          $ 3,000        $  5,500
3rd quarter fiscal year 2002 ...........        2,000              250           2,250
4th quarter fiscal year 2002 ...........        1,000                -           1,000
Fiscal year 2003 .......................        2,000                -           2,000
Fiscal year 2004 .......................        1,000                -           1,000
Fiscal year 2005 .......................          500                -             500
                                              -------          -------        --------
Total ..................................      $ 9,000          $ 3,250        $ 12,250
                                              =======          =======        ========

In addition to the above charges, Quantum expects to incur a charge of approximately $15 million to $20 million in the second quarter of fiscal year 2002 associated with the relocation of remaining tape drive production in Colorado Springs, Colorado, to Penang, Malaysia, as described under "Other Significant Events."

Stock compensation expenses

Quantum estimates that it will record a further $9 million of stock compensation associated with the employee stock option conversions related to the disposition of the HDD group to Maxtor. Approximately $5 million relates to the conversion of unvested HDD options to unvested DSS options for employees remaining with Quantum. This $5 million will be amortized over the remaining vesting period of these options, which is up to four years. The balance of $4 million relates to stock compensation associated with the conversion of HDD restricted stock to DSS restricted stock for employees remaining with Quantum and with the conversion of unvested DSS and HDD options to DSS restricted stock for employees on a transitional arrangement. The majority of the stock compensation related to employees on a transitional arrangement will be amortized and charged to operations over the next nine months. However, if the employee leaves before the stock is vested, future charges will not have to be incurred and prior amounts may be reversed.

Transition expenses

Certain employees designated for termination on or about the HDD group disposition date, but who remained employed by Quantum pursuant to a transition service arrangement continue to provide transition services to Quantum and Maxtor. These transition services involve relocating certain activities to Maxtor from Quantum and for Quantum activities that Quantum will continue to use after the disposition of HDD, scaling back such activities to a size more appropriate for Quantum after the disposition of the HDD group. These transition services include, but are not limited to, activities related to real estate, information systems and equipment, accounting, payroll, sales and marketing, product support, inventory maintenance, procurement, costing, warehouse management, communications and human resources. Maxtor will reimburse Quantum for a portion of the transition services. Quantum's portion of these transition expenses is expected to be approximately $3 million and $0.3 million in the second and third quarters of fiscal year 2002, respectively, excluding stock compensation charges associated with transition employees.

Liquidity and Capital Resources
-------------------------------

Cash, cash equivalents and marketable securities were $371 million at July 1, 2001, compared to $399 million at March 31, 2001. Quantum used cash in the first quarter of fiscal year 2002 to purchase $18 million of treasury stock, as discussed below. Other uses of cash included a $34 million payment to Maxtor for tax related items, $15 million for the cash portion of the M4 Data acquisition and $13 million for investments in property and equipment. Sources of cash included $32 million in proceeds from the issuance of common stock and $44 million from the reduction in accounts receivable and inventories. Excluding the $16 million cash portion paid in connection with the special charges and transition costs incurred in the first quarter of fiscal year 2002, Quantum generated approximately $14 million of cash from operations.

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of either Quantum, DSS or the previously outstanding HDD common stock. An additional $100 million was authorized for repurchase of the previously outstanding HDD common stock.

Since the beginning of the authorization through July 1, 2001, Quantum has repurchased a total of 3.9 million shares of Quantum common stock (that was outstanding prior to the issuance of the DSS and HDD common stocks), 30.8 million shares of DSS common stock and 13.5 million shares of HDD common stock amounting to a combined total of $584 million. For the three months ended July 1, 2001, 1.6 million shares of Quantum common stock were repurchased for a total purchase price of $18 million.

Quantum filed a registration statement that became effective on July 24, 1997, pursuant to which Quantum may issue debt or equity securities in one or more series or issuances, up to an aggregate of $450 million. Pursuant to this registration statement, in July 1997, Quantum issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum has recorded a receivable from Maxtor of $96 million for the portion of the debt previously attributed to the HDD group, and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments. Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum's common stocks, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of Quantum's existing and future senior indebtedness.

In April 2000, Quantum entered into two new unsecured senior credit facilities, each providing a $187.5 million revolving credit line and expiring in April 2001 and April 2003, respectively. At Quantum's option, borrowings under the revolving credit lines bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. In March 2001, Quantum canceled the credit facility that was due to expire in April 2001. At July 1, 2001, there was no outstanding balance drawn on the credit facility expiring in April 2003.

Quantum believes that its existing capital resources, including the credit facility expiring in April 2003 and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet our expectations. These expectations are forward-looking statements and actual results may be affected by the factors discussed under "Trends and Uncertainties" elsewhere in this Quarterly Report on Form 10-Q.

In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. Such financing may not be available on terms favorable to Quantum.

Trends and Uncertainties
------------------------

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO QUANTUM OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR QUANTUM'S BUSINESS OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING" STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. QUANTUM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.


Quantum is exposed to general economic conditions that have resulted in significantly reduced sales levels and if such adverse economic conditions were to continue or worsen, Quantum's business, financial condition and operating results could be adversely impacted.

As a result of recent unfavorable economic conditions and reduced capital spending by customers, Quantum's sales have progressively declined in the last three quarters. In particular, sales to OEMs and resellers in the server equipment manufacturing and storage networking markets in the United States were impacted during the two most recent fiscal quarters. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Quantum may experience a material adverse impact on its business, operating results, and financial condition. Comparatively lower sales have resulted in operating expenses increasing as a percentage of revenue in the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002, and, although Quantum took actions and charges in the first quarter of fiscal year 2002 to reduce operating expenses, a prolonged continuation or worsening of sales trends may require additional actions and charges to reduce operating expenses in subsequent quarters of fiscal year 2002. If Quantum is unable to reduce operating expenses at a rate and level consistent with future adverse sales trends or incurs significant special charges associated with such expense reductions that are disproportionate to sales, the general economic conditions could adversely impact Quantum's business, financial condition and operating results.


The disposition of HDD may be determined not to be tax-free, which would result in Quantum or its stockholders, or both, incurring a substantial tax liability.

Maxtor and Quantum have agreed not to request a ruling from the Internal Revenue Service (the "IRS"), or any state tax authority confirming that the structure of the combination of Maxtor with HDD will not result in any federal income tax or state income or franchise tax to Quantum, or the holders of HDD common stock. Instead, Maxtor and Quantum have agreed to effect the disposition and the merger on the basis of an opinion from Ernst & Young LLP, Quantum's tax advisors, and a tax opinion insurance policy issued by a syndicate of major insurance companies covering up to $340 million of tax loss to Quantum caused by the disposition and merger.

If the disposition of HDD is determined not to be tax-free and the tax opinion insurance policy does not fully cover the resulting tax liability, Quantum or its stockholders or both could incur substantial tax liability, which could materially and adversely affect Quantum's business, financial conditions and results of operations.


The tax opinion insurance policy issued in conjunction with the disposition of HDD does not cover all circumstances under which the disposition could become taxable to Quantum, and a result, Quantum could incur uninsured tax liability, which could materially and adversely affect Quantum's business, financial condition and results of operations.

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

     . If any of these events occur, Quantum could incur uninsured tax liability, which could materially and adversely affect Quantum's business, financial condition and results of operations.


If Quantum incurs uninsured tax liability as a result of the disposition of HDD, Quantum's financial condition and operating results could be negatively affected.

If the disposition of HDD were determined to be taxable to Quantum, Quantum would not be able to recover an amount to cover the tax liability either from Maxtor or under the insurance policy in following circumstances:

     . If the tax loss were not covered by the policy because it fell under one of the exclusions from the coverage under the tax opinion insurance policy described above, insurance proceeds would not be available to cover the loss.
     . If the tax loss were caused by Quantum's own acts or those of a third party that made the disposition taxable (for instance, an acquisition of control of Quantum during the two-year period following the closing), Maxtor would not be obligated to indemnify Quantum for the amount of the tax liability.
     . If Maxtor were required to reimburse Quantum for the amount of the tax liability according to its indemnification obligations under the HDD disposition, but was not able to pay the reimbursement in full, Quantum would nevertheless be obligated, as the taxpayer, to pay the tax.

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


Because the disposition of HDD would be taxable to Quantum if either Maxtor or Quantum undergoes a change of control as part of the disposition plan, Quantum may be a less attractive acquisition candidate for at least two years after the disposition of HDD.

Under the federal tax rules applicable to the disposition, if a 50% or greater interest in either Maxtor or Quantum is acquired within two years after the disposition, the disposition would become taxable to Quantum under circumstances not covered by the tax opinion insurance policy and/or under which Maxtor would be required to pay Quantum for the amount of the tax. Neither Maxtor nor Quantum will have control over all the circumstances under which an acquisition could occur. Because of the restriction on acquisitions, Quantum:

     .    May have to forego significant growth and other opportunities;
     . May not be deemed an attractive acquisition target, reducing opportunities for its stockholders to sell or exchange their shares in attractive transactions which might otherwise be proposed; and
     . Will be restricted in its ability to initiate a business combination that its board of directors might wish to pursue because it will not be able to structure the transaction as an acquisition, even if that would otherwise be the most attractive structure.

The foregoing effects of the restriction on an acquisition of Quantum could have a negative impact on Quantum's business and stockholder value.


Quantum may be harmed as a result of operating solely as a DLTtape and storage solutions business.

Quantum's operations have consisted of the DLTtape and storage solutions group
(DSS) and the HDD group. Operating results of DSS alone may be adversely affected by the loss of one or more of the following benefits that HDD had contributed to Quantum:

     . The ability to leverage the expertise of HDD in areas related to HDD's core competency in hard disk drives;
     . The opportunity to jointly develop various products, such as online storage solutions;

     .    The ability to reduce the cost of data storage solutions more effectively;
     .    Use of the goodwill and brand recognition associated with HDD;
     . The benefit of Quantum before the disposition of HDD having a larger market capitalization;
     . Diversification associated with a single company serving the DLTtape, storage solutions and hard disk drive markets.


Maxtor's failure to perform under the indemnification agreement in connection with Quantum's convertible debt would harm Quantum's business, financial condition and operating results.

Maxtor has agreed to assume responsibility for payments of up to $95,833,000 of Quantum's convertible debt. If Maxtor fails to indemnify Quantum under the indemnification agreement for Maxtor's portion of the convertible debt, Quantum would have to deplete its cash resources to make the payments. As a result, Quantum could experience a material adverse effect on its business and financial performance.


Quantum may have contingent liabilities for some obligations assumed by Maxtor, and Maxtor's failure to perform under these obligations could result in significant costs to Quantum that could have an adverse impact on Quantum's operating results.

Maxtor has agreed to assume responsibility for obligations related to Quantum and HDD, including obligations associated with taxes, real estate, computer equipment, software, litigation, and human resources. If Maxtor fails to perform under these obligations, Quantum may have contingent liability and incur costs that have a material adverse effect on its business, financial condition and operating results.


Quantum may experience difficulty attracting and retaining quality employees, which may hurt its ability to operate its business effectively.

The ability of Quantum to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified technical and managerial personnel. The combination of DSS and HDD has resulted in faster growth and greater scale for Quantum. After the disposition of the HDD group, without the benefits of a combined business, Quantum may not experience the same success in attracting quality employees. Competition for qualified personnel is intense. Lack of success in attracting qualified employees could lead to lower than expected operating results and delays in the introduction of new products and could have a negative effect on the ability of Quantum to support customers.


The historical financial information of Quantum's DSS group may not be representative of its future results as a separate company.

The historical financial information of DSS does not necessarily reflect what its financial position, operating results, and cash flows would have been had it been a separate, stand-alone entity during the periods presented. In addition, the historical information is not necessarily indicative of what its operating results, financial position and cash flows will be in the future. Quantum has not made adjustments to reflect many significant changes that may occur in its cost structure, funding and operations as a result of its separation from HDD, including changes in its employee base, legal structure, costs associated with reduced economies of scale, marketing expenses related to establishing a new brand identity, and costs associated with being a public stand-alone company.


Competition has increased, and may increasingly intensify, in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology, which could materially and adversely affect Quantum's business, financial condition and results of operations.

Quantum competes with companies that develop, manufacture, market and sell tape drive products. Quantum's principal competitors include Hewlett-Packard, Seagate Technology, Inc., Sony Corporation and Storage Technology Corporation. These competitors are aggressively trying to develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM Corporation and Seagate formed a consortium to develop and have developed new linear tape drive products. Such products target the high-capacity data back-up market and compete with Quantum's products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and margins earned on Quantum's DLTtape and Super DLTtape drives. A combination of the current economic environment, which has resulted in reduced shipments of tape drives, and increased competition could result in a further deterioration in prices and reduced margins which could have a material adverse impact on Quantum's business, financial condition and results of operations.


Competition has increased, and may increasingly intensify, and sales have trended lower in the tape library market as a result of current economic conditions, and, if these trends continue or intensify, Quantum's business, financial condition and operating results may be materially and adversely affected.

Quantum's tape library products compete with product offerings of ADIC, Inc., Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek, who also offer tape automation systems incorporating DLTtape and Super DLTtape technology. Current economic conditions have been marked by lower information technology investment, particularly for higher priced products such as high-end tape automation systems. The lower demand has resulted in lower sales as well as increased price competition. If this trend continues or intensifies, sales and margins may be further reduced which could have a material adverse impact on Quantum's business, financial condition and results of operations.


Competition from alternative storage solutions that compete with Quantum products may increase, and as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

Quantum's products, particularly tape products, including tape drives and automation systems, also compete with other storage technologies, such as hard disk drives. Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If hard disk drive costs continue to decline, the competition resulting from hard disk drive based storage solutions may increase. As a result, Quantum's business, financial condition and operating results may be materially and adversely affected.


Quantum's operating results depend on new product introductions, which may not be successful, and, as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

To compete effectively, Quantum must improve existing products and introduce new products, such as products based on Super DLTtape technology and network attached storage appliances. Quantum cannot provide assurance that:


     . It will introduce any of these new products in the time frame Quantum currently forecasts;
     . It will not experience technical or other difficulties that could prevent or delay the introduction of these new products;
     .    Its new products will achieve market acceptance;
     . Its new products will be successfully or timely qualified with Quantum's customers by meeting customer performance and quality specifications because a successful and timely customer qualification must occur before customers will place large product orders; or
     . It will achieve high volume production of these new products in a timely manner, if at all.

These risks may be magnified because technological changes, changes in customer requirements and increasing competition could result in declining sales and gross margins on existing products, and, as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.


Reliance on a limited number of third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems, and, as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

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

Quantum's main supplier of tape heads is located in China. Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs and delays in shipment of Quantum's products, and could have an adverse impact on Quantum's business, financial condition and operating results.


Quantum's quarterly operating results could fluctuate significantly, and past quarterly operating results should not be used to predict future performance.

Quantum's quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, Quantum's past quarterly operating results should not be used to predict future performance. Quarterly operating results could be adversely affected by a number of factors, including but not limited to:

     .    An inadequate supply of DLTtape media cartridges;

     . Customers canceling, deferring or rescheduling significant orders as a result of excess inventory levels or other factors;

     .    Declines in network server demand;

     . Failure to complete shipments in the last month of a quarter during which a substantial portion of Quantum's products are typically shipped; or

     .    Increased competition.


A majority of Quantum's sales come from a few customers and these customers have no minimum or long-term purchase commitments and the loss of, or a significant change in demand from, one or more key customers could materially and adversely impact Quantum's business, financial condition and operating results.

Quantum's sales are concentrated with a few customers. Furthermore, customers are not obligated to purchase any minimum product volume and Quantum's relationships with its customers are terminable at will. Sales to Quantum's top five customers in the three months ended July 1, 2001, represented 40% of total revenue, of which to Compaq accounted for 20% of revenue. The loss of, or a significant change in demand from, one or more key customers could materially and adversely impact Quantum's business, financial condition and operating results.

Unpredictable end-user demand, combined with the computer equipment manufacturer trend toward carrying minimal inventory levels, increases the risk that Quantum will manufacture and custom configure too much or too little inventory for particular customers. Significant excess inventory could result in inventory write-downs and losses, while inventory shortages could adversely impact Quantum's relationship with its customers, either of which could adversely impact Quantum's business, financial condition and operating results.


Quantum does not control licensee pricing or licensee sales of DLTtape media cartridges and as a result Quantum's royalty revenue may decline, and, as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

Quantum receives a royalty fee based on sales of DLTtape media cartridges by Fuji and Maxell. Under Quantum's license agreements with Fuji and Maxell, each of the licensees determines the pricing and number of units of DLTtape media cartridges sold by it. In addition, other companies may begin to sell DLTtape media cartridges under license agreements. As a result, Quantum's royalty revenue will vary depending upon the level of sales and prices set by Fuji, Maxell and potentially other licensees. In addition, lower prices set by licensees could require Quantum to lower its prices on direct sales of DLTtape media cartridges, which would adversely impact Quantum's margins on this product. As a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

Quantum's royalty revenue is dependent on an installed base of tape drives that utilize DLTtape media cartridges, and, if the installed base declines, royalty revenue may decline, and, as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

Competition from other tape technologies could result in reduced sales of DLTtape drives and the replacement of currently installed DLTtape drives with drives that do not consume DLTtape media. This could cause a decline in the installed base of tape drives that utilize DLTtape media from which Quantum earns a royalty, and a resulting reduction in Quantum's royalty revenue could materially and adversely impact Quantum's business, financial condition and results of operations.


If Quantum fails to protect its intellectual property, or if others use Quantum's proprietary technology without authorization, Quantum's competitive position may suffer.

Quantum's future success and ability to compete depends in part upon its proprietary technology. Quantum relies on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect its proprietary technology. Quantum currently holds approximately 100 United States patents and a number of corresponding foreign patents. Quantum has a policy of aggressively pursuing additional United States and foreign patent applications covering its technological advances. However, Quantum cannot provide assurance that patents will be issued with respect to pending or future patent applications that Quantum has filed or plans to file or that Quantum's patents will be upheld as valid or will prevent the development of competitive products or that any actions Quantum has taken will adequately protect its intellectual property rights. Moreover, third parties may hold United States or foreign patents which may be asserted in the future against Quantum products, and there is no assurance that any license that might be required under such patents could be obtained on commercially reasonable terms, or otherwise. Quantum generally enters into confidentiality agreements with its employees, consultants, resellers, customers and potential customers, in which Quantum strictly limits access to, and distribution of, its software, and further limits the disclosure and use of its proprietary information. Despite Quantum's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use its products or technology. Quantum's competitors may also independently develop technologies that are substantially equivalent or superior to its technology. In addition, the laws of some foreign countries do not protect Quantum's proprietary rights to the same extent as the laws of the United States.


Third party infringement claims could result in substantial liability and significant costs, and, as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

From time to time, third parties allege Quantum's infringement of and need for a license under their patented or other proprietary technology. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of Quantum, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject Quantum to substantial liabilities and require it to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, Quantum's business, financial condition and operating results may be materially and adversely affected.


The Snap product line, which is part of the Storage Solutions group, is currently not profitable and may never be profitable.

Quantum has invested, and will continue to invest, in the Snap product line, consisting of network attached storage solutions. This product line is currently not profitable and the lack of profitability may continue in the future. Quantum's limited historical financial performance associated with the Snap products makes it difficult to evaluate the success of the product line to date and to assess its future viability.

Quantum's operating expenses associated with its Snap product line revenue are comparatively high. Therefore, the Snap product line will need to generate significant revenues or a significant reduction in related operating expenses to achieve profitability. Future revenues are dependent upon, among others, the following factors:

     .    growth of the Network Attached Storage (NAS) market,
     .    acceptance of NAS appliances in the entry and mid-range market,
     . demand for existing Snap products and levels of product and price competition and
     . expansion of current product offerings and introduction of new technologies.

Quantum may engage in future acquisitions of companies, technologies or products and the failure to integrate any future acquisitions could harm its business, financial condition and operating results.

As a part of Quantum's business strategy, Quantum expects to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include:
     . Difficulties in assimilating the operations and personnel of the acquired companies;
     .    Diversion of management's attention from ongoing business concerns;
     . The potential inability to maximize Quantum's financial and strategic position through the successful incorporation of acquired technology and rights into its products and services;
     . Additional expense associated with amortization of acquired intangible assets;
     .    Maintenance of uniform standards, controls, procedures and policies;
          and
     . Impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel.

Quantum cannot provide assurance that it will be able to successfully integrate any business, products, technologies or personnel that it may acquire in the future, and its failure to do so could harm its business, financial condition and operating results.


Many of Quantum's facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to Quantum's facilities and equipment, which could require Quantum to curtail or cease operations.

Many of Quantum's facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. Quantum is also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, Quantum's ability to operate its business at its facilities could be seriously, or completely, impaired. The insurance Quantum maintains may not be adequate to cover our losses resulting from disasters or other business interruptions.


Power outages, which currently impact companies with facilities in California, may adversely affect Quantum's California facilities, and, as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

Quantum conducts operations in the state of California and relies on a continuous power supply to conduct operations. California's current energy crisis could disrupt Quantum's operations and increase expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt Quantum's power supply, Quantum may be temporarily unable to continue operations at its facilities. Any such interruption in Quantum's ability to continue operations at its facilities could delay the development of products and manufacturing processes. Future interruptions could damage Quantum's reputation and could result in lost revenue, either of which could harm Quantum's business and results of operations. Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale power prices continue to increase, Quantum's operating expenses will likely increase, which could have a negative effect on Quantum's business, financial condition and operating results.


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

Quantum plans to continue to invest in businesses that are not profitable at the time of investment. Currently, Quantum intends to invest up to approximately $50 million in equity securities. In the future, impairment losses associated with these investments may have an adverse impact on Quantum's earnings.


Euro Impact

Quantum believes that the adoption of a single currency, the Euro, by eleven European countries has not and will not materially affect its business, information systems or consolidated financial position, operating results or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Quantum's Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001.

In addition, Quantum's operating results are expected to be affected by charges still to be incurred in connection with the disposition of the HDD group to Maxtor. See "Trends and Uncertainties" and the "Special Charge" section within "Results of Operations" elsewhere in this Quarterly Report on Form 10-Q.

                               QUANTUM CORPORATION

                           PART II - OTHER INFORMATION


Item 1.    Legal proceedings

           The information contained in Note 7 of the Notes to Condensed Consolidated Financial Statements is incorporated into this Part II,
           Item 1 by reference.

Item 2.    Changes in securities - Not applicable

Item 3.    Defaults upon senior securities - Not applicable

Item 4.    Submission of matters to a vote of security holders - Not applicable

Item 5.    Other information - Not applicable

Item 6.    Exhibits and reports on Form 8-K.

           (a)  Exhibits.               None.
                --------

           (b)  Reports on Form 8-K     None.
                -------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              QUANTUM CORPORATION
                                                  (Registrant)



Date:  August 15, 2001               By:  /s/ Michael J. Lambert
                                          ----------------------
                                          Michael J. Lambert
                                          Executive Vice President, Finance
                                             and Chief Financial Officer