Form 10-Q
period 2001-09-30
QUANTUM CORP /DE/
filed 2001-11-14
CIK 709283

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

As of the close of business on October 31, 2001, 155,447,926 shares of Quantum Corporation's common stock were issued and outstanding.

                               QUANTUM CORPORATION

                                      INDEX

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I - FINANCIAL INFORMATION

              Condensed Consolidated Statements of Operations                             3

              Condensed Consolidated Balance Sheets                                       5

              Condensed Consolidated Statements of Cash Flows                             6

              Notes to Condensed Consolidated Financial Statements                        7

              Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               19

              Quantitative and Qualitative Disclosures About Market Risk                 39

PART II - OTHER INFORMATION

              Legal proceedings                                                          40

              Submission of matters to a vote of security holders                        40

SIGNATURE                                                                                41

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               QUANTUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (unaudited)

                                                                Three Months Ended                 Six Months Ended

                                                           September 30,     October 1,      September 30,      October 1,
                                                                   2001           2000               2001            2000
                                                           ------------     ----------       ------------     -----------
Product revenue                                            $   231,479      $  311,887       $    456,299     $   625,110
Royalty revenue                                                 50,395          49,864            104,860         102,825
                                                           ------------     ----------       ------------     -----------
Total Revenue                                                  281,874         361,751            561,159         727,935
Cost of revenue                                                190,316         203,913            357,258         410,262
                                                           ------------     ----------       ------------     -----------

   Gross profit                                                 91,558         157,838            203,901         317,673

Operating expenses:
   Research and development                                     30,799          31,901             65,271          67,730
   Sales and marketing                                          33,752          37,043             73,716          75,813
   General and administrative                                   26,273          19,046             55,015          37,411
   Purchased in-process research
      and development                                            3,299               -             16,499               -
   Special charge                                               17,439               -             65,148               -
                                                           ------------     ----------       ------------     -----------
                                                               111,562          87,990            275,649         180,954

   Income (loss) from operations                               (20,004)         69,848            (71,748)        136,719

Interest and other income (expense), net                        (6,078)           (655)            (5,427)          1,148
                                                           ------------     ----------       -------------    -----------

Income (loss) before income taxes                              (26,082)         69,193            (77,175)        137,867
Income tax provision (benefit)                                  (7,668)         24,908            (17,368)         49,632
                                                           ------------     ----------       -------------    -----------

   Income (loss) from continuing operations                    (18,414)         44,285            (59,807)         88,235

Discontinued Operations
   Net income (loss) from discontinued operations                    -          (8,671)                 -           7,799
   Gain on disposition of HDD group, net of
        income taxes                                             3,545               -            122,872               -
                                                           ------------     ----------       ------------     -----------

   Income (loss) from discontinued operations                    3,545          (8,671)           122,872           7,799
                                                           ------------     ----------       ------------     -----------

   Net income (loss)                                       $   (14,869)     $   35,614       $     63,065     $    96,034
                                                           ============     ==========       ============     ===========

Income (loss) per share from continuing operations:
   Basic                                                $   (0.12)  $   0.30   $    (0.38)  $      0.60
                                                        =========   ========   ==========   ===========
   Diluted                                              $   (0.12)  $   0.29   $    (0.38)  $      0.57
                                                        =========   ========   ==========   ===========

Weighted average common shares:
   Basic                                                  155,545    146,230      155,383       148,274
                                                        =========   ========   ==========   ===========
   Diluted                                                155,545    154,797      155,383       154,714
                                                        =========   ========   ==========   ===========


Income (loss) per share from discontinued operations:
   Basic                                                $    0.02   $  (0.11)  $     0.79   $      0.10
                                                        =========   ========   ==========   ===========
   Diluted                                              $    0.02   $  (0.11)  $     0.79   $      0.09
                                                        =========   ========   ==========   ===========

Weighted average common shares:
   Basic                                                  155,545     77,336      155,383        79,390
                                                        =========   ========   ==========   ===========
   Diluted                                                155,545     77,336      155,383        85,533
                                                        =========   ========   ==========   ===========


Net income (loss) per share:
   Basic                                                $   (0.10)             $     0.41
                                                        =========              ==========
   Diluted                                              $   (0.10)             $     0.41
                                                        =========              ==========

Weighted average common shares:
   Basic                                                  155,545                 155,383
                                                        =========              ==========
   Diluted                                                155,545                 155,383
                                                        =========              ==========

     Net income per share is not presented for the three and six month periods of fiscal year 2001, as there was no single class of stock that represented the consolidated Company for that period.

     The weighted average common shares for fiscal year 2001 for discontinued operations represent Hard Disk Drive group common stock.



     See accompanying notes to condensed consolidated financial statements.

                               QUANTUM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                    September 30,     March 31,
                                                             2001          2001
                                                      -----------   -----------

Assets
------
Current assets:
   Cash and cash equivalents                          $   343,665   $   397,537
   Marketable securities                                      407         1,084
   Accounts receivable, net of allowance for
      doubtful accounts of $3,544 and $3,227              177,547       208,402
   Inventories                                            104,906       130,763
   Deferred income taxes                                   48,323        48,329
   Other current assets                                   125,842        72,592
   Net current assets of discontinued operations                -       501,839
                                                      -----------   -----------
Total current assets                                      800,690     1,360,546

Property and equipment, less accumulated
   depreciation of $120,287 and $113,208                   88,689        94,700
Intangible assets, less accumulated amortization          270,325       227,501
Other assets                                               37,941        32,453
Receivable from Maxtor Corporation                         95,833             -
Net non-current assets of discontinued operations               -       184,504
                                                      -----------   -----------
                                                      $ 1,293,478   $ 1,899,704
                                                      ===========   ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                   $   104,929        86,510
   Accrued warranty                                        46,169        54,771
   Short term debt                                         41,363             -
   Other accrued liabilities                              127,075       138,776
                                                      -----------   -----------
Total current liabilities                                 319,536       280,057

Deferred income taxes                                     102,807        35,807
Convertible subordinated debt                             287,500       287,500

Stockholders' equity:
   Common stock                                           193,605       751,418
   Retained earnings                                      467,672       584,696
   Accumulated other comprehensive loss                    (4,006)       (4,854)
   Treasury stock                                         (73,636)      (34,920)
                                                      -----------   -----------

Total stockholders' equity                                583,635     1,296,340

                                                      -----------   -----------
                                                      $ 1,293,478   $ 1,899,704
                                                      ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                               QUANTUM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                     Six Months Ended
                                                                             September 30,      October 1,
                                                                                      2001            2000
                                                                                 ---------       ---------
Cash flows from operating activities:
   Net income                                                                    $  63,065       $  96,034
   Adjustments to reconcile net income to net cash provided by operations:
      Purchased in-process research and development                                 16,499               -
      Depreciation                                                                  19,692          44,707
      Amortization                                                                  18,707          16,609
      Deferred income taxes                                                          7,007          (1,231)
      Compensation related to stock plans                                           15,620          10,432
      Equity investment write-down                                                   4,877               -
      Gain on disposition of HDD group                                            (122,872)              -

   Changes in assets and liabilities:
      Accounts receivable                                                           24,764          (9,813)
      Inventories                                                                   25,857         (19,929)
      Accounts payable                                                              18,419         (34,162)
      Income taxes payable                                                          (2,486)         29,241
      Accrued warranty                                                              (8,602)         (2,573)
      Other assets and liabilities                                                 (66,791)        (48,692)
                                                                                 ---------       ---------
Net cash provided by operating activities                                           13,756          80,623
                                                                                 ---------       ---------

Cash flows from investing activities:
   Investment in equity securities                                                 (19,215)        (23,353)
   Investment in M4 Data (Holdings) Ltd.                                           (14,852)              -
   Investment in Connex                                                            (11,613)              -
   Maturities of marketable securities                                                   -           2,032
   Investment in property and equipment                                            (21,579)        (34,789)
                                                                                 ---------       ---------
Net cash used in investing activities                                              (67,259)        (56,110)
                                                                                 ---------       ---------

Cash flows from financing activities:
   Principal payments on long-term credit facilities                                     -            (459)
   Purchases of treasury stock                                                     (38,716)       (240,848)
   Proceeds from factoring                                                               -          70,000
   Proceeds from issuance of common stock, net                                      38,347          24,036
                                                                                 ---------       ---------
Net cash used in financing activities                                                 (369)       (147,271)
                                                                                 ---------       ---------

Decrease in cash and cash equivalents                                              (53,872)       (122,758)
Cash and cash equivalents at beginning of period                                   397,537         918,262
                                                                                 ---------       ---------
Cash and cash equivalents at end of period                                       $ 343,665       $ 795,504
                                                                                 =========       =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                    $  7,030       $  13,485
      Income taxes, net of refunds                                                $ 10,139       $   2,361

   Notes payable issued in respect of M4 (Data)
       Holdings Ltd. acquisition                                                  $ 41,363       $      --

     See accompanying notes to condensed consolidated financial statements.

                               QUANTUM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1:  Basis of Presentation
         ---------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of Quantum Corporation ("Quantum" or the "Company") (NYSE: DSS) and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of March 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum for the fiscal year ended March 31, 2001, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Until the beginning of fiscal year 2002, Quantum operated its business through two separate business groups: the DLT & Storage Systems group ("DSS") and the Hard Disk Drive group ("HDD"), and each was represented by a separate tracking common stock. On March 30, 2001, Quantum's stockholders approved the sale of the HDD group to Maxtor Corporation ("Maxtor"). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. As a result of the disposition of the HDD group, the condensed consolidated financial statements for the three and six-month periods ended October 1, 2000, and related footnotes, have been restated to present the results of the HDD group as discontinued operations. Accordingly, in the condensed consolidated statements of operations, the operating results of the HDD group have been classified as "Income (loss) from discontinued operations, net of income taxes", and in the condensed consolidated balance sheet, the assets and liabilities of the HDD group have been classified as "Net current assets of discontinued operations" and "Net non-current assets of discontinued operations".


Note 2:  Discontinued Operations
         -----------------------

On March 30, 2001, Quantum's stockholders approved the disposition of the HDD group to Maxtor. On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

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

In the first quarter of fiscal year 2002, Quantum recorded a non-cash gain of $119 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor. In the second quarter of fiscal year 2002, Quantum recorded an additional non-cash gain of $4 million on the disposition of the HDD group for stock compensation charges reversed in the quarter because certain employees transferred to Maxtor but were subsequently terminated by Maxtor during the quarter and did not vest in all the restricted stock previously granted.

Quantum has recorded a receivable of $96 million from Maxtor for the portion of the convertible subordinated debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum both principal and associated interest payments.

Note 3:  Inventories
         -----------

Inventories consisted of the following:


                                       September 30,      March 31,
                                                2001           2001
                                            --------       --------
                                                 (In thousands)
     Materials and purchased parts          $ 55,592       $ 73,020
     Work in process                          28,801         31,098
     Finished goods                           20,513         26,645
                                            --------       --------
                                            $104,906       $130,763
                                            ========       ========


Note 4:  Net Income (Loss) Per Share
         ---------------------------

The following tables set forth the computation of basic and diluted net income
(loss) per share:

(In thousands, except
per-share data)                              Three Months Ended               Three Months Ended

                                             September 30, 2001                 October 1, 2000
                                             ------------------                 ---------------

                                     Cont. Ops.  Disc. Ops.    Quantum       Cont. Ops.   Disc. Ops.
Numerator:
   Numerator for basic and
   diluted net income
   (loss) per share -
   income (loss) available
   to common stockholders            $ (18,414)   $   3,545   $(14,869)       $ 44,285   $   (8,671)
                                     =========    =========   ========        ========   ==========

Denominator:
   Denominator for basic
   net income (loss) per
   share - weighted average
   shares                              155,545      155,545    155,545         146,230       77,336

   Effect of dilutive
   securities:-
   Outstanding options                       -            -          -           8,567            -
                                     ---------    ---------   --------        --------   ----------
   Denominator for diluted
   net income (loss) per
   share - adjusted
   weighted average shares             155,545      155,545    155,545         154,797       77,336
                                     =========    =========   ========        ========   ==========
Basic net income (loss) per
share                                $   (0.12)   $    0.02   $  (0.10)       $   0.30   $    (0.11)
                                     =========    =========   ========        ========   ==========

Diluted net income (loss)
per share                            $   (0.12)   $    0.02   $  (0.10)       $   0.29   $    (0.11)
                                     =========    =========   ========        ========   ==========

(In thousands, except
per-share data)                                 Six Months Ended                Six Months Ended

                                               September 30, 2001                October 1, 2000
                                               ------------------                ---------------


                                       Cont. Ops.  Disc. Ops.  Quantum        Cont. Ops.  Disc. Ops.
Numerator:
   Numerator for basic and
   diluted net income
   (loss) per share -
   income (loss) available
   to common stockholders              $ (59,807)   $122,872   $ 63,065         $88,235    $ 7,799
                                       =========    ========   ========         =======    =======

Denominator:
   Denominator for basic
   net income (loss) per
   share - weighted average
   shares                                155,383     155,383    155,383         148,274     79,390

   Effect of dilutive
   securities:
   Outstanding options                         -           -          -           6,440      6,143
                                       ---------    --------   --------         -------    -------

   Denominator for diluted
   net income (loss) per
   share - adjusted
   weighted average shares               155,383     155,383    155,383         154,714     85,533
                                       =========    ========   ========         =======    =======
Basic net income (loss) per
share                                  $   (0.38)   $   0.79   $   0.41         $  0.60    $  0.10
                                       =========    ========   ========         =======    =======

Diluted net income (loss)
per share                              $   (0.38)   $   0.79   $   0.41         $  0.57    $  0.09
                                       =========    ========   ========         =======    =======


Net income per share is not presented for the consolidated Company for the three and six months ended October 1, 2000, as there was no single class of stock that represented the consolidated Company for that period.

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

Options to purchase 27.8 million shares of Quantum common stock were outstanding at September 30, 2001, but were not included in the computation of diluted net income per share for the three and six months ended September 30, 2001, as the impact would have been anti-dilutive due to reporting losses from continuing operations in these periods.

Options to purchase 13.8 million shares of DSS common stock were outstanding for the three and six months ended October 1, 2000, but were not included in the computation of diluted net income per share because the exercise prices of such options were greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

Options to purchase 18.7 million shares of HDD common stock were outstanding at October 1, 2000. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the three months ended October 1, 2000, because the effect would have been antidilutive.

Options to purchase 7.3 million shares of HDD common stock were outstanding for the six months ended October 1, 2000, but were not included in the computation of diluted net income per share for the six months ended October 1, 2000, because the exercise prices of such options were greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.


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

For the six months ended September 30, 2001, Quantum repurchased 3.9 million shares of Quantum common stock for a total purchase price of $39 million. Since the beginning of the stock repurchase authorization through September 30, 2001, Quantum has repurchased a total of 3.9 million shares of Quantum common stock (that was outstanding prior to the issuance of the DSS and HDD common stocks),
33.1 million shares of DSS common stock and 13.5 million shares of HDD common stock for an aggregate total of $605 million.


Note 6:  Credit Line
         -----------

In April 2000, Quantum entered into an unsecured senior credit facility, providing a $187.5 million revolving credit line and expiring in April 2003. At Quantum's option, borrowings under the revolving credit line bears interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At September 30, 2001, there was no outstanding balance drawn on the facility.


Note 7:  Litigation
         ----------

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns numerous United States patents which Papst has alleges are infringed by hard disk drive products which were sold by Quantum's Hard Disk Drive unit. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with other lawsuits involving Papst for purposes of coordinated discovery under multi-district litigation rules. The other lawsuits have Maxtor Corporation, Minebea Limited, and IBM as parties. As part of Quantum's disposition of its Hard Disk Drive group to Maxtor Corporation, Maxtor has agreed to assume defense of Papst claims against Quantum's hard disk drive business, and has also agreed to indemnify Quantum in this litigation going forward. Nevertheless, if Maxtor were unable for any reason to indemnify Quantum in accordance with the merger agreement, the outcome of this litigation would be uncertain and Quantum's liability, if Papst prevails and Maxtor cannot indemnify Quantum, could be substantial.

On October 1, 2001, Imation Corporation filed suit against Quantum in the U.S. federal district court in St. Paul, Minnesota, alleging price fixing and conspiracy to manipulate the data storage market. On October 3, 2001, Quantum filed suit against Imation in the Superior Court of California in Santa Clara County seeking injunctive relief and damages against Imation. Quantum's suit against Imation charges that Imation misappropriated Quantum's trade secrets and engaged in the use of deceptive and misleading advertising and unfair business practices. On October 30, 2001, the Superior Court of California in Santa Clara County issued a Notice of Ruling in Quantum's case against Imation, granting Quantum's application for a preliminary injunction. The preliminary injunction requires Imation to pay Quantum a royalty should it choose to sell unqualified DLT tape products. On November 7, 2001, the injunction was officially entered. Both cases are still in their early stages. While Quantum intends to vigorously prosecute its claims in the trade secret case and defend itself in the antitrust case, and believes it will prevail in both cases, the outcome of litigation is inherently uncertain and, if Imation was to prevail in either case, the impact to Quantum could be material.

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


Note 8: Special Charges
        ---------------

DLTtape Restructuring
---------------------

During the fourth quarter of fiscal year 2000, Quantum recorded a special charge of $40.1 million. The charge was primarily focused on Quantum's DLTtape division and reflected Quantum's strategy to align its DLTtape drive operations with market conditions at that time. These market conditions include slower growth in the mid-range server market and increasing centralization of server backup through automated solutions, both of which have resulted in relatively flat to declining DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape Division and an acceleration of Quantum's low-cost manufacturing strategy, which included moving volume production of certain DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facility related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia, and $1.9 million in other costs associated with the cost-reduction plan.

The facility costs noted above include lease payments for vacant space in a facility in Colorado Springs, Colorado, the write-off of related leasehold improvements and manufacturing equipment, and the write-off of certain leasehold improvements at Quantum's facility in Penang, Malaysia, as this space was converted to Quantum manufacturing. Quantum had vacated the Colorado facility by the end of fiscal year 2001.

The write-off of investments reflects Quantum's decision to end its research on certain optical based storage solutions. As a result, Quantum wrote-off an equity investment and technology licenses related to optical technology.

In the third quarter of fiscal year 2001, Quantum reversed a $7 million special charge on its income statement. This reversal was primarily due to a downwardly revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

In connection with the charge, Quantum reduced its workforce by 782 employees. The reduction in force primarily affected employees at Quantum's manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. As of September 30, 2001, 782 employees have been terminated, and all severance and benefits have been paid out.

As of September 30, 2001, Quantum had incurred cash expenditures of $11 million associated with employee severance and benefits, facilities and other costs.

A summary of this special charge is outlined as follows (in thousands):

                                   Severance and
                                     Benefits      Facilities    Investments    Fixed Assets       Other          Total
Special Charge Provision             $  7,646       $ 13,500       $ 13,908       $  3,163       $  1,866       $ 40,083
Cash Payments                            (956)             -              -              -         (1,102)        (2,058)
Non-cash charges                            -              -        (13,908)        (3,163)             -        (17,071)
                                     --------       --------       --------       --------       --------       --------
     Balance March 31, 2000             6,690         13,500              -              -            764         20,954
Cash Payments                          (5,181)          (748)             -              -            (68)        (5,997)
Non-cash charges                            -         (5,219)             -              -              -         (5,219)
Special Charge Benefit                      -         (7,000)             -              -              -         (7,000)
                                     --------       --------       --------       --------       --------       --------
     Balance March 31, 2001             1,509            533              -              -            696          2,738
Cash payments                          (1,509)          (533)             -              -           (696)        (2,738)
                                     --------       --------       --------       --------       --------       --------
     Balance September 30, 2001      $      -       $      -       $      -       $      -       $      -       $      -
                                     ========       ========       ========       ========       ========       ========

DLTtape Drive Severance
-----------------------

Quantum recorded a special charge of $7 million in the third quarter of fiscal year 2001 related to its DLTtape drive division. This was a result of Quantum's decision to establish close proximity between its design and manufacturing operations in order to accelerate time-to-market for future products within its DLTtape drive product family. This has impacted engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions were transitioned to Boulder, Colorado. The special charge is related to severance, benefits and costs associated with terminated employees affected by this plan.

Quantum has reduced its workforce in this area by 200 employees. As of September 30, 2001, 180 employees had been terminated, representing $4.2 million in cash expenditures. The remaining 20 employees were terminated in October 2001.

A summary of this special charge is outlined as follows (in thousands):

                                                       Severance
                                                          and
                                                        Benefits

           Special charge provision                   $   7,000
           Cash payments                                 (1,657)
                                                      ---------
           Balance at March 31, 2001                      5,343
           Cash payments                                 (2,589)
                                                      ---------
           Balance at September 30, 2001              $   2,754
                                                      =========

Business Restructuring and Other
--------------------------------

In the first quarter of fiscal year 2002, Quantum recorded $48 million of special charges related to its overall operations. These charges are in addition to the DLTtape Restructuring and DLTtape Drive Severance described above. These charges consisted of stock compensation and severance charges related to the disposition of the HDD group, restructuring costs incurred in order to align resources with the requirements of Quantum's ongoing operations, and other cost reduction activities. The total cash portion of these charges is $19 million, of which $9 million has been paid through September 30, 2001.

The remaining $10 million of the cash portion of the charges is comprised of severance payments of $5 million, facilities charges of $4 million and cancellation fees of $1 million. The severance charges and contract cancellation fees will be paid in the third and fourth quarters of fiscal year 2002. The facilities charges relate to vacant facilities in Irvine, California, and Boulder, Colorado, and will be paid over the respective lease terms through the third quarter of fiscal year 2006.

The charges are described in more detail below.

Stock Compensation Charges

Stock compensation charges of $17 million were incurred in the first quarter of fiscal year 2002. Of this $17 million, Quantum expensed stock compensation of $15 million related to the conversion of vested HDD options into vested DSS options for employees remaining with Quantum. In addition, Quantum recorded $2 million of stock compensation in connection with certain corporate employees who were terminated at the HDD group disposition date and whose unvested HDD and DSS stock options and HDD restricted stock converted into shares of DSS restricted stock.

Corporate Severance Charges

Severance charges of $9 million were incurred in the first quarter of fiscal year 2002 for the termination of corporate employees as a result of the disposition of the HDD group.

Restructuring and Other Costs

Approximately $22 million of special charges were incurred in the first quarter of fiscal year 2002 related to:

 .    Staff reductions and other costs associated with cost saving actions in tape automation system activities ($14 million), which were comprised of severance costs of $2 million; vacant facilities costs of $4 million for facilities in Irvine, California; sales and marketing demonstration equipment and inventory disposals of $7 million; and contract cancellation fees of $1 million.
 .    Vacant facilities costs in Shrewsbury, Massachusetts, and Boulder, Colorado
     ($3 million);
 .    Costs associated with discontinuing solid state storage systems, product development and marketing, which were primarily severance costs and fixed asset write-offs ($2 million);

 .    Other costs ($3 million).

A summary of the "Business Restructuring and Other" special charge is outlined as follows (in thousands):

                             Severance and    Facilities       Stock      Fixed Assets    Inventory       Other        Total
                                Benefits                   Compensation
Special Charge Provision      $ 12,319        $  7,337      $ 17,108       $    257       $  6,764      $  3,924      $ 47,709
Cash payments                   (5,741)         (1,933)            -           (257)          (519)         (471)       (8,921)
Non-cash charges                (2,029)         (1,015)      (17,108)             -         (6,245)       (2,348)      (28,745)
                              --------        --------      --------       --------       --------      --------      --------
  Balance September 30,
2001                          $  4,549        $  4,389      $      -       $      -       $      -      $  1,105      $ 10,043
                              ========        ========      ========       ========       ========      ========      ========

DLTtape drive transfer to Penang, Malaysia, and Other
-----------------------------------------------------

In July 2001, Quantum announced an additional restructuring of its DLTtape business. This restructuring will result in the transfer of the remaining tape drive production from Colorado Springs, Colorado, to Penang, Malaysia. Additional special charges were recorded related to the closure of European distributor operations based in Geneva, Switzerland, and the severance packages granted to severed employees from Quantum's NAS Division. As a result of these restructurings, Quantum recorded a combined special charge of $17 million in the second quarter of fiscal year 2002.

The special charge of $16 million that was recorded related to the transfer of tape drive production from Colorado Springs, Colorado, to Penang, Malaysia, consisted of the following:

 .    Severance and benefits costs of $9 million representing severance for 370 employees. Of these 370 employees, 30 employees were severed in the second fiscal quarter of 2002, with the remaining employees to be severed over the next two fiscal quarters;
 .    Vacant facilities costs of $4 million in Colorado Springs, Colorado;
 .    Write-off of fixed assets and leasehold improvements of $3 million.

A special charge of $1 million was recorded related to the closure of Quantum's Geneva, Switzerland, sales office, reflecting vacant facilities costs; and for severance charges recorded for 21 engineers that were severed by Quantum's NAS Division.

A summary of the "DLTtape drive transfer to Penang, Malaysia, and Other" special charge is outlined as follows (in thousands):

                                   Severance and     Facilities    Fixed Assets       Total
                                     Benefits
Special Charge Provision            $    9,182       $   4,845      $   3,412       $  17,439
Cash payments                             (666)              -              -            (666)
Non-cash charges                             -               -         (3,412)         (3,412)
                                    ----------       ---------      ---------       ---------
  Balance September 30, 2001        $    8,516       $   4,845      $       -       $  13,361
                                    ==========       =========      =========       =========

9.   Comprehensive Income (Loss)
     ---------------------------

Accumulated other comprehensive income (loss) on the consolidated balance sheet consisted of foreign currency translation adjustments. Total comprehensive income (loss), net of tax, for the three months and six months ended September 30, 2001, and October 1, 2000, is presented in the following table:

(In thousands)                                     Three Months Ended                     Six Months Ended
                                          ----------------------------------    -------------------------------
                                          September 30,           October 1,     September 30,       October 1,
                                               2001                 2000            2001                2000
                                          ------------          ------------    --------------     ------------
Net income (loss)                           $ (14,869)             $ 35,614           $ 63,065        $ 96,034
Other comprehensive income (loss) -
  Change in unrealized gain on
     investments                                    -                (8,135)                 -          (7,940)
   Foreign currency translation
      adjustments                                 498                (1,972)               848          (2,202)
                                          -----------           -----------     --------------     ------------

Comprehensive income (loss)                 $ (14,371)             $ 25,507           $ 63,913        $ 85,892
                                          ===========           ===========     ==============     ============


Note 10:   Transition Expenses
           -------------------

Certain employees who were designated to be terminated on or about the HDD group disposition date remain employed at Quantum pursuant to a transition service arrangement, under which these employees continue to provide transition services to Quantum and to Maxtor. The purpose of these transition services is to transition certain activities from Quantum to Maxtor and, for ongoing Quantum activities, to scale down ongoing activities to a size that is appropriate for Quantum after the disposition of the HDD group. The transition services include activities related to real estate, information systems and equipment, accounting, payroll, sales and marketing, product support, inventory maintenance, procurement, costing, warehouse management, communications, human resources and other similar services. Maxtor will reimburse Quantum for a portion of these transition services. Quantum's portion of these transition expenses that were incurred in the three and six months ended September 30, 2001, were:

                                     Three months ended      Six months ended
                                     September 30, 2001     September 30, 2001
                                     ------------------     ------------------
(In thousands)

Cost of revenue                        $   1,739             $   4,262
Research and development                   1,400                 6,226
Sales and marketing                        1,267                 3,856
General and administrative                 3,727                10,014
                                       ---------             ---------

Total                                  $   8,133             $  24,358
                                       =========             =========


Note 11:   Business Segment Information
           ----------------------------

Quantum's reportable segments are the DLTtape group and the Storage Solutions group. These reportable segments are managed separately and they manufacture and distribute distinct products with different production processes. The DLTtape group consists of DLTtape drives and media. The Storage Solutions group consists of tape automation systems and network attached storage solutions. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

Quantum evaluates segment performance based on operating income (loss) excluding non-recurring gains or losses. Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only inventories and accounts receivable.

                                            Storage                                        Storage
                                            -------                                        -------
                                DLTtape    Solutions           Total          DLTtape     Solutions            Total
                                -------    ---------           -----          -------     ---------            -----
      (In millions)
                                                           For the three months ended
                                                           --------------------------
                                        September 30, 2001                              October 1, 2000
                                        -------------------                             ---------------
Revenue from external
   customers .................  $ 206           $ 76            $ 282          $ 253            $ 109         $ 362
Intersegment
    revenue ..................     11              -               11             30                -            30
Operating expenses ...........     43             41         /(1)/ 84             48               40            88
Operating income (loss) ......     26            (17)        /(2)/  9             75               (5)           70

                                                            For the six months ended
                                                            ------------------------
                                        September 30, 2001                                  October 1, 2000
                                       -------------------                                  ---------------

Revenue from external
   customers .................  $ 413          $ 148            $ 561          $ 519            $ 209         $ 728
Intersegment revenue .........     24              -               24             57                -            57
Operating expenses ...........     89             85        /(3)/ 174             99               82           181
Operating income (loss) ......     76            (42)       /(4)/  34            153              (16)          137


                                                                    As at
                                                                    -----
                                        September 30, 2001                                 March 31, 2001
                                       -------------------                                 --------------

Inventories ..................   $ 64            $41            $ 105           $ 87            $  44         $ 131
Accounts receivable, net .....    113             65              178            139               69           208


      /(1)/ Excludes special charges of $17 million, transition expenses of $6 million and in-process research and development of $3 million.

      /(2)/ Excludes above charges /(1)/and $2 million of transition expenses related to cost of revenue.

      /(3)/ Excludes total special charges of $65 million, transition expenses of $20 million and in-process research and development of $16 million.

      /(4)/ Excludes above charges /(3)/and a total of $5 million of transition expenses related to cost of revenue.


Note 12:   Business Combinations
           ---------------------

M4 Data (Holdings) Ltd

On April 12 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd. (M4 Data), a privately held data storage company based in the United Kingdom. M4 Data provides high performance and scalable tape automation products for the data storage market. The acquisition has been accounted for as a purchase at a total cost of approximately $58 million.

Under the terms of the agreement, Quantum acquired all the outstanding stock of M4 Data for approximately $58 million in consideration, including $15 million in cash proceeds, $41 million in notes payable and $2 million of acquisition costs. These notes are due in 2006 and are callable by the holders at their option beginning in April 2002. The purchase agreement also includes additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which will result in additional allocations to goodwill.

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

The following is a summary of the purchase price allocation (in millions):

             Goodwill .................................................    $ 36
             In-process research and development ......................      13
             Core technology ..........................................      12
             Existing technology ......................................       3
             Assembled workforce ......................................       2
             Net liabilities acquired .................................      (4)
             Deferred tax liability ...................................      (4)
                                                                           ----
                                                                           $ 58
                                                                           ====

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

Connex Inc.

On August 8 2001, Quantum completed the acquisition of certain assets of Connex Inc., a wholly owned subsidiary of Western Digital Corporation. Connex is a provider of network attached storage products. The acquisition has been accounted for as a purchase at a total cost of approximately $12 million.

Under the terms of the agreement, Quantum acquired complementary technology, intellectual property and other assets of Connex for approximately $12 million in cash.

Connex's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum's financial position or results of operations.

The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, Quantum expensed approximately $3 million of the purchase price as in-process research and development in the second quarter of fiscal year 2002. The existing technology is being amortized on a straight-line basis over a period of seven years.

The following is a summary of the purchase price allocation (in millions):

             Existing technology ......................................    $  5
             In-process research and development ......................       3
             Goodwill .................................................       4
                                                                           ----
                                                                           $ 12
                                                                           ====

The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a 25% discount rate, which represents a premium to Quantum's cost of capital. The expected revenue assumes a six-year compound annual growth rate of 59.8% during fiscal years 2003 through 2008. Expected revenue from the purchased in-process projects grows from approximately $18 million in 2003 to $24 million in 2005, and then, as other new products and technologies are expected to enter the market, declines to $5 million in 2008. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.


Note 13:  Stock Incentive Plans
          ---------------------

Quantum has Stock Option Plans (the "Plans") under which 8.5 million shares of DSS stock were reserved for future issuance at September 30, 2001, to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value, and accordingly no compensation accounting has been required at the original date of grant. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years.

Stock Option Summary Information. A summary of activity relating to Quantum's stock option plans follows:

                                                               Six months ended September 30,
                                                                          2001
                                                               -------------------------------
                                                                    Shares      Weighted-Avg.
                                                                    (000s)      Exercise Price
                                                               --------------   --------------
       Outstanding at April 1, 2001 ........................           32,669     $11.91
       Granted .............................................           18,550     $11.24
       Canceled ............................................          (13,648)    $14.02
       Exercised ...........................................           (9,829)    $11.55
                                                               --------------
       Outstanding at September 30, 2001 ...................           27,742     $10.55
                                                               ==============
       Exercisable at end of period ........................           14,771     $10.59
                                                               ==============

The following tables summarize information about options outstanding and exercisable at September 30, 2001:

                                                                            Outstanding Options
                                                                            -------------------
                                                  Shares Outstanding at         Weighted-Average
                                                    September 30, 2001              Remaining           Weighted-Average
               Range of Exercise Prices                   (000s)                Contractual Life         Exercise Price
               ------------------------                   ------                ----------------         --------------
                 $ 0.01  --  $ 8.69                         6,808                     6.29                   $ 6.39
                 $ 8.72  --  $ 9.56                         5,953                     7.29                   $ 9.25
                 $ 9.65  --  $12.00                         5,816                     9.42                   $ 9.94
                 $12.02  --  $16.07                         6,896                     7.83                   $13.52
                 $16.13  --  $24.11                         2,269                     6.41                   $18.82
                                                           ------
                                                           27,742                     7.55                   $10.55
                                                           ======
                                                                    Options Exercisable
                                                                    -------------------
                                                          Shares Outstanding at
                                                            September 30, 2001       Weighted-Average
                   Range of Exercise Prices                       (000s)              Exercise Price
                   ------------------------                        ----               --------------
                  $ 0.01  --  $ 8.69                               5,358                  $ 6.30
                  $ 8.72  --  $ 9.56                               3,405                  $ 9.14
                  $ 9.65  --  $12.00                                 895                  $10.43
                  $12.02  --  $16.07                               3,190                  $14.34
                  $16.13  --  $24.11                               1,923                  $18.93
                                                                  ------
                                                                  14,771                  $10.59
                                                                  ======

Voluntary Employee Stock Option Exchange Program
------------------------------------------------
On June 4, 2001, Quantum announced that the Quantum Board of Directors had approved a Voluntary Stock Option Exchange program in which eligible employees had the opportunity to exchange certain options that have an exercise price of $14 per share or more for promise to grant new options on January 7, 2002, under the Quantum Corporation Supplemental Stock Option Plan. The offer for the Exchange Program began June 4, 2001, and ended July 3, 2001.

There were approximately 2.6 million DSS options eligible under this program of which 0.9 million were tendered for exchange by a total of 130 employees.


Note 14: Investments in Other Entities
         -----------------------------

Investments in other entities are recorded in other assets. Investments in other entities (generally less-than-20-percent-owned companies) are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Due to the economic downturn, Quantum recorded an impairment loss of $4.7 million and $4.9 million on its investments in other entities in the three and six months ended September 30, 2001, respectively. Quantum may incur additional charges on these investments in the future.


Note 15: Recent Accounting Pronouncements
         --------------------------------

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

Quantum adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2002. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. All of Quantum's derivative financial instruments are recorded at their fair value in prepaid expenses and other assets. The transition adjustment upon adoption of SFAS 133 was not material.

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

Quantum is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of April 1, 2002, however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As the Connex acquisition occurred after June 30, 2001, the goodwill of $5 million that was recorded upon acquisition is not being amortized. As a result of implementing these new standards, it is expected that the amortization of goodwill and certain other intangible assets, such as acquired workforce, will cease as of March 31, 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $4.9 million ($0.03 per share) per quarter. During fiscal 2003, Quantum will perform the first of the required impairment tests of goodwill as of April 1, 2002 and has not yet determined what the effect of these tests will be on its results of operations and financial position.

During August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Quantum is required to adopt SFAS 144 as of April 1, 2002 and has not yet determined the effect such adoption will have on its results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

The following discussion of Quantum's financial condition and results of operations should be read in conjunction with the condensed financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements, including, but not limited to, projections or estimates concerning Quantum's business, including anticipated gross margins, operating results and expenses, mix of revenue streams, expected revenue from purchased in-process projects, cost savings, stock compensation, and the sufficiency of cash to meet planned expenditures, are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements are based on management's current expectations and are subject to certain risks and uncertainties. As a result, Quantum's actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received and products shipped through the remainder of the year, and any adjustments made at the close of the year; (2) Quantum's ability to timely ship its products; (3) uncertainty regarding the slowdown in IT spending and the corresponding reduction in the demand for DLTtape drives; (4) Quantum's continued receipt of media royalties from Maxell, Fujitsu and other media manufacturers; (5) a continued trend toward centralization of storage; (6) Quantum's ability to maintain anticipated pricing and cost levels; (7) the successful execution of Quantum's strategy to expand its businesses into new directions; (8) Quantum's ability to successfully introduce new products; (9) Quantum's ability to anticipate and capitalize on changes in market demand; (10) acceptance of, and demand for, Quantum's products; (11) Quantum's ability to maintain supplier relationships; (12) Quantum's ability to work with industry leaders to deliver integrated business solutions to customers; (13) the ability of Quantum's competitors to introduce new products that compete successfully with Quantum's products; (14) Quantum's ability to accelerate penetration into the mid range NAS market through its acquisition of Connex; (15) Quantum's ability to maintain majority market share with its Super DLT products; (16) the inherent uncertainty regarding Quantum's litigation with Imation; (17) additional information that my be discovered as the Imation litigation progresses; (18) the impact of state-wide power outages on Quantum's California operations; (19) the economic environment and the continued growth of the storage industry; (20) the ability of Quantum to sustain and/or improve its cash and overall financial position; (21) the economic impact of the events around September 11, 2001; and (22) the general economic environment, as well as those factors discussed in Quantum's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 29, 2001, those discussed in Quantum's other reports and filings with the Securities and Exchange Commission and those discussed under "Trends and Uncertainties" elsewhere in this Quarterly Report on Form 10-Q. Quantum disclaims any obligation to update information in any forward-looking statement.

Business Overview
-----------------

Quantum designs, develops, manufactures, licenses, services, and markets DLTtape and Super DLTtape drives, DLTtape and Super DLTtape media cartridges and storage solutions. Quantum's storage solutions consist of tape automation systems, network attached storage (NAS) solutions and service.

Quantum's product families are managed within two business groups, which are the DLT group and the Storage Solutions group, that manage DLT and Super DLT brand products and storage solutions products, respectively.

DLT Group
---------

DLTtape and Super DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is Quantum's half-inch tape technology that is a leader for mid-range UNIX and NT system backup and archive applications.

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

The installed base of DLTtape drives resulted in shipments of approximately 4 million DLTtape media cartridges in the second quarter of fiscal year 2002.

Quantum receives a royalty fee on DLTtape and Super DLTtape media cartridges sold by its licensees, which, while resulting in lower revenue than media sold directly by Quantum, generates comparable income from operations.

Quantum prefers to have a substantial portion of media cartridge sales occur through its license model because this minimizes Quantum's operational risks and expenses and provides an efficient distribution channel. Currently, approximately 80% of Quantum's media sales occur through this license model. Quantum believes that the large installed base of DLTtape drives and its licensing of DLTtape and Super DLTtape media cartridges give Quantum a unique competitive advantage. Media royalties have been a primary source of earnings for Quantum, and this trend is expected to continue.

Storage Solutions Group
-----------------------

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

On August 8 2001, Quantum completed the acquisition of certain assets of Connex Inc., a wholly owned subsidiary of Western Digital Corporation. Connex is a provider of network attached storage products.

Quantum Technology Ventures
---------------------------

Quantum Technology Ventures ("QTV") is the investment arm of Quantum. QTV is used to explore, develop and invest in new storage technologies and storage businesses. QTV is managed as a wholly owned subsidiary of Quantum Corporation. In March 2001, Quantum committed $50 million of funding to QTV, of which $29 million has been invested in equity investments.

Products
--------

Quantum's products include:

     DLT:
     ---
     . Super DLTtape (TM) drives. Tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs. Native capacity of 110GB (220GB compressed) and a transfer rate of 11MB per second (22MB compressed).

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

     Storage Solutions:
     -----------------
     . Tape automation systems. Quantum offers a broad line of DLTtape automation systems, tape libraries and autoloaders that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. Quantum's tape automation systems range from its tape autoloaders, which accommodate a single DLTtape drive, to the P7000 series library, which features Prism Library Architecture(TM) and can be configured in multiple units to scale up to 245 terabytes of storage capacity. In addition, Quantum offers WebAdmin(TM), the industry's first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease. In early 2001, Quantum introduced modular automation systems with the M1500. The M1500 is a modular library that is rack mountable and available in increments of two drives and 20 cartridges that easily scale up to 20 drives and 200 cartridges.

      . Network attached storage solutions. Quantum's Snap! Server(tm) family of network attached storage appliances include the Snap Server 1000, Snap Server 2000, Snap Server 4100, and the Snap Server 12000, with storage capacities ranging from 40GB to 960GB. The Snap Server 4100 features rack mount form factor and RAID 0, 1, and 5. The Snap Server 12000 is a 3u rack mount product, with redundant power supplies, fans, and hot-swappable hard drives, also featuring RAID levels 0, 1, and 5. Snap Servers connect directly to a network and can be easily and seamlessly integrated with other network devices. The Snap solution includes a proprietary file system that can simultaneously function in a variety of operating environments, including Apple MacOS, Linux, Microsoft Windows, Novell Netware and UNIX.

Employees
---------

At September 30, 2001, Quantum had approximately 3,400 full-time employees. Of this total, approximately 60 have accepted severance packages in conjunction with the disposition of the HDD group to Maxtor and will provide ongoing support for up to the next two fiscal quarters.

Results of Continuing Operations
--------------------------------

Revenue

Revenue in the three and six months ended September 30, 2001, was $282 million and $561 million, respectively, compared to $362 million and $728 million, respectively, for the corresponding periods in fiscal year 2001. The decrease in revenue for the three and six month periods reflected decreased sales of DLT tape drives and tape automation systems, partially offset by increased Snap servers revenue and sales of DLTtape media.

The decrease in DLTtape drive revenue is a result of decreased drive unit sales volume and a decrease in average unit prices. The decline in DLTtape drives unit sales volume and average unit prices reflected market conditions, which include reduced information technology spending, as well as increased competition. The increase in DLTtape media revenue reflected a sales mix shift towards direct sales of Super DLT media.

The decrease in tape automation systems reflected a decrease in shipments of tape libraries and autoloaders, which also reflected market conditions. The increase in Snap server revenue reflected increased sales, particularly initial sales of the Snap 12000 product in the second fiscal quarter.

The table below summarizes the components of Quantum's revenue in the three and six months ended September 30, 2001, and October 1, 2000.

  (in millions)              Three Months Ended           Six Months Ended

                          September 30,   October 1,  September 30,  October 1,
                               2001         2000          2001          2000
                            ---------      ------       ---------     --------
  DLTtape drives             $  125       $  199        $  264        $   411
  DLTtape media                  42           34            69             62
  DLTtape royalty                50           50           104            103
  Storage solutions              76          109           149            209
  Inter-group elimination*      (11)         (30)          (25)           (57)
                             ------       ------        ------        -------
  Revenue                    $  282       $  362        $  561        $   728
                             ======       ======        ======        =======

* Represents inter-group sales of DLTtape drives for incorporation into tape automation systems.

Sales to Quantum's top five customers was 40% of revenue for both the three and six months ended September 30, 2001, compared to 46% and 47% of revenue, respectively, for the corresponding periods in fiscal year 2001. Sales to Compaq were 22% and 21% of revenue in the three and six months ended September 30, 2001, respectively, compared to 17% and 18% of revenue, respectively, for the corresponding periods in fiscal year 2001. Sales to Hewlett-Packard were both 6% of revenue in the three and six months ended September 30, 2001, compared to 13% and 12% of revenue, respectively, for the corresponding periods in fiscal year 2001.

Sales to computer equipment manufacturers and distribution channel customers were 49% and 22% of revenue, respectively, in the three months ended September 30, 2001, compared to 59% and 17%, respectively, in the three months ended October 1, 2000. For the six months ended September 30, 2001, sales to computer equipment manufacturers and distribution channel customers were 51% and 18% of revenue, respectively, compared to 61% and 16% of revenue, respectively, in the corresponding periods of fiscal year 2001. The remaining revenue represented media royalty revenue, sales to value added resellers and direct sales.

Gross Margin Rate

The gross margin rate in the three months ended September 30, 2001, decreased to 32.5% from 43.6% in the three months ended October 1, 2000. The gross margin in the six months ended September 30, 2001, decreased to 36.3% from 43.6% in the corresponding period in fiscal year 2001. Cost of sales included transition costs of $2.5 million and $1.7 million including information systems, facilities, and stock compensation costs, in the first quarter and second quarter of fiscal year 2002, respectively. These transition costs relate to infrastructure and infrastructure support that is transitional and that is being eliminated as a result of the disposition of the HDD group.

The gross margin declines also reflected a $7 million end-of-life write-down of DLTtape drives and parts in the second quarter of fiscal year 2002. The gross margin rates excluding transition expenses and the end-of-life write-down were 35.6% and 38.3% in the three months and six months ended September 30, 2001, respectively. The remaining gross margin decrease reflected lower DLTtape drive sales volumes and prices. As a result of competitive pressure, Quantum has offered Super DLT at prices below where new DLT generations have historically been introduced and this has resulted in lower gross margin. In addition, media sales mix shifted towards direct sales of Super DLT media and lower media royalties, which resulted in comparable gross margin earnings at a lower gross margin rate.

Over the next few fiscal quarters, Quantum expects its gross margin to continue to be in the mid 30% range.

Research and Development Expenses

Research and development expenses in the three months ended September 30, 2001, were $31 million, or 10.9% of revenue, compared to $32 million, or 8.8% of revenue in the corresponding period of fiscal year 2001. Research and development expenses were $65 million, or 11.6% of revenue, and $68 million, or 9.3% of revenue, in the first six months of the fiscal years 2002 and 2001, respectively.

The increase in research and development expenses as a percentage of revenue reflected lower revenue. The decrease in actual research and development expenses reflected staffing reductions and lower costs related to Super DLTtape development. This decrease was partially offset by the addition of M4 Data, and the inclusion of $5 million and $1 million of transition expenses in the first and second quarters of fiscal year 2002, respectively. These expenses involved retention and moving costs for transitional activities related to moving DLTtape engineering from Shrewsbury, Massachusetts, to Boulder, Colorado, and information systems, facilities, and stock compensation costs related to infrastructure and infrastructure support that is transitional and being eliminated as a result of the disposition of the Hard Disk Drive group. Excluding these transition expenses, research and development expenses were $29 million, or 10.4% of revenue, and $59 million, or 10.5% of revenue, for the three and six months ended September 30, 2001, respectively.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended September 30, 2001, were $34 million, or 12% of revenue, compared to $37 million, or 10.2% of revenue in the corresponding period of fiscal year 2001. Sales and marketing expenses were $74 million, or 13.1% of revenue, and $76 million, or 10.4% of revenue, in the first six months of the fiscal year 2002 and 2001, respectively.

The increase in sales and marketing expenses as a percentage of revenue primarily reflected lower revenue. The decrease in actual sales and marketing expenses reflected staffing reductions and reduced advertising and marketing programs. This decrease was partially offset by the inclusion of $3 million and $1 million of transition expenses in the first and second quarters of fiscal year 2002, respectively. These expenses represent corporate sales, marketing and stock compensation costs related to transitional activities that are being eliminated as a result of the disposition of the HDD group. Excluding transition expenses, sales and marketing expenses were $32 million, or 11.5% of revenue, and $70 million, or 12.4% of revenue for the three and six months ended September 30, 2001, respectively.

General and Administrative Expenses

General and administrative expenses in the three months ended September 30, 2001, were $26 million, or 9.3% of revenue, compared to $19 million, or 5.3% of revenue in the corresponding period of fiscal year 2001. General and administrative expenses were $55 million, or 9.8% of revenue, and $37 million, or 5.1% of revenue, in the first six months of the fiscal year 2002 and 2001, respectively.

The increase in general and administrative expenses as a percentage of revenue reflected both lower revenue and higher expenses. The increase in general and administrative expenses reflected the addition of M4 Data expenses. The acquisition of M4 Data also resulted in a quarterly charge for goodwill amortization of $1.5 million in both the first and second quarters of fiscal year 2002. Also included in the general and administrative expenses were $6 million and $4 million of transition expenses incurred in the first and second quarters of fiscal year 2002, respectively. These expenses represent corporate and stock compensation costs related to transitional activities that are being eliminated as a result of the disposition of the HDD group. Excluding expenses related to transitional activities, general and administrative expenses were $23 million, or 7.9% of revenue, and $45 million, or 8% of revenue for the three and six months ended September 30, 2001, respectively.

Purchased In-process Research and Development Expense

Quantum expensed purchased in-process research and development of $13 million and $3 million as a result of the acquisition of M4 Data in April 2001 and certain assets of Connex in August 2001, respectively.

The amount of the purchase price allocated to in-process research and development related to the acquisition of M4 Data was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 34%, which represents a premium to Quantum's cost of capital. The expected revenue assumes a six-year compound annual growth rate of 27.2% during fiscal years 2002 through 2008. Expected revenue from the purchased in-process projects grows from approximately $60 million in 2002 to more than $260 million in 2008. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

The amount of the purchase price allocated to in-process research and development related to the acquisition of certain assets of Connex was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 25%, which represents a premium to Quantum's cost of capital. The expected revenue assumes a six-year compound annual growth rate of 59.8% during fiscal years 2003 through 2008. Expected revenue from the purchased in-process projects grows from approximately $18 million in 2003 to $24 million in 2005, and then, as other new products and technologies are expected to enter the market, declines to $5 million in 2008. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

Special Charges

DLTtape Restructuring
---------------------

During the fourth quarter of fiscal year 2000, Quantum recorded a special charge of $40.1 million. The charge was primarily focused on Quantum's DLTtape division and reflected Quantum's strategy to align its DLTtape drive operations with market conditions at that time. These conditions include slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat to declining DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape division and an acceleration of Quantum's low cost manufacturing strategy, which includes moving volume production of certain DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

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

During the second fiscal quarter of 2002, this plan was completed, with Quantum having incurred total cash expenditures of $11 million associated with employee severance and benefits, facilities and other costs.

DLTtape Drive Severance
-----------------------

Quantum recorded a special charge of $7 million in the third quarter of fiscal year 2001. This was a result of Quantum's decision to establish close proximity between its design and manufacturing operations in order to accelerate time-to-market for future products within its DLTtape drive product family. This has impacted engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions were transitioned to Boulder, Colorado. The special charge is related to severance and benefits associated with terminated employees affected by this plan, which will be completed in the next fiscal quarter.

Quantum expects to realize annual cost savings from the "DLTtape Restructuring" and "DLTtape Drive Severance" plans of approximately $50 million. Approximately $25 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs, with the remaining amount in operating expenses, primarily research and development, as a result of ending research on certain optical-based storage solutions and a reduction in headcount.

Business Restructuring and Other
--------------------------------

In the first quarter of fiscal year 2002, Quantum recorded $48 million of special charges. These charges consisted of stock compensation and severance charges related to the disposition of the HDD group, restructuring costs incurred in order to align resources with the requirements of Quantum's ongoing operations, and other cost reduction activities. The total cash portion of these charges is $19 million, of which $9 million was paid through September 30, 2001.

The remaining $10 million of the cash portion of the charges is comprised of severance payments of $5 million, facilities charges of $4 million and contract cancellation fees of $1 million. The severance charges and contract cancellation fees will be paid in the third and fourth quarters of fiscal year 2002. The facilities charges relate to vacant facilities in Irvine, California, and Boulder, Colorado, and will be paid over the respective lease terms through the third quarter of fiscal year 2006.

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

Corporate Severance Charges

Severance charges of $9 million were incurred in the first quarter of fiscal year 2002, for the termination of corporate employees as a result of the disposition of the HDD group.

Restructuring and Other Costs

Approximately $22 million of special charges were incurred in the first quarter of fiscal year 2002 related to:

 .   Staff reductions and other costs associated with cost saving actions in tape automation system activities ($14 million), which were comprised of severance costs of $2 million; vacant facilities costs of $4 million for facilities in Irvine, California; sales and marketing demonstration equipment and inventory disposals of $7 million; and contract cancellation fees of $1 million;
 .   Vacant facilities costs in Shrewsbury, Massachusetts, and Boulder, Colorado
    ($3 million);
 .   Costs associated with discontinuing solid state storage systems, product development and marketing, primarily severance costs and fixed asset write-offs ($2 million); and
 .   Other costs ($3 million).

The remaining severance and benefits amount represents approximately 60 transition employees, who will provide services for the next two fiscal quarters. Remaining cash expenditures related to contract cancellation fees will be substantially paid by the end of the third quarter of fiscal year 2002. Amounts related to facilities charges will be paid over the respective lease terms, which end in the third quarter of fiscal year 2006.

DLTtape drive transfer to Penang, Malaysia, and Other
-----------------------------------------------------

In July 2001 Quantum announced an additional restructuring of its DLTtape business. This restructuring will result in the transfer of the remaining tape drive production in Colorado Springs, Colorado, to Penang, Malaysia. Additional special charges were recorded related to the severance of employees in Quantum's NAS Division and the closure of European distributor operations based in Geneva, Switzerland. As a result of these restructurings, Quantum recorded a combined special charge of $17 million in the second quarter of fiscal year 2002.


The special charge of $16 million that was recorded related to the transfer of tape drive production from Colorado Springs, Colorado, to Penang, Malaysia, consisted of the following:

 .   Severance and benefits costs of $9 million representing severance for 370 employees. Of these 370 employees, 30 employees were severed in the second fiscal quarter of 2002, with the remaining employees to be severed over the next two fiscal quarters;

 .    Vacant facilities costs of $4 million in Colorado Springs, Colorado;

 .    Write-off of fixed assets and leasehold improvements of $3 million.

A special charge of $1 million was recorded related to the closure of Quantum's Geneva, Switzerland sales office, reflecting vacant facilities costs, and for severance charges recorded for 21 engineers that were severed by Quantum's NAS Division.

Interest Income/Expense and Other

Net interest and other income for the three and six months ended September 30, 2001, was $6.1 million expense and $5.4 million expense, respectively, compared to $0.7 million expense and $1.1 million income, respectively, for the corresponding periods in fiscal year 2001.

The movement from income to expense reflected write-downs of approximately $4.7 million that were made to equity investments in the second quarter of fiscal year 2002 and also reduced interest income as a result of lower interest rates and higher interest expense associated with the debentures that were issued in connection with the M4 Data acquisition.

Income Taxes

The tax benefits recorded for the three and six month periods ended September 30, 2001 were $7.7 million and $17.4 million, respectively, and reflects the non-deductibility of purchased in-process research and development. The effective tax rate on income excluding special charges, purchased in-process research and development, investment and inventory write-down, and transition expenses was 34% for the three and six month periods ended September 30, 2001, compared to 36% for the three and six month periods ended October 1, 2000.

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

In the second quarter of fiscal year 2002, Quantum recorded an additional non-cash gain of $4 million on the disposition of the HDD group for stock compensation charges reversed in the quarter because certain employees transferred to Maxtor but were terminated by Maxtor during the quarter and did not vest in all the restricted stock previously granted.

The discontinued operations loss of $9 million for the second quarter of fiscal year 2001, and income of $8 million for the six months ended October 1, 2001, represents the results of operations of the HDD group.

Net Income
----------

Net income for the three and six month periods ended September 30, 2001, were impacted by non-recurring items and transition expenses, as discussed above. The total effect of these items on reported earnings is summarized in the following table (in thousands).

                                                      Three months ended        Six months ended
                                                      September 30, 2001       September 30, 2001
                                                      ------------------       ------------------
Special charges                                                 $ 17,439                 $ 65,148

Inventory write-down included in cost of                           7,016                    7,016
revenue

Transition expenses
     Cost of revenue                                   1,739                     4,262
     Research and development                          1,400                     6,226
     Sales and marketing                               1,267                     3,856
     General and administrative                        3,727       8,133        10,014     24,358
                                                      ------                   -------

Purchased in-process research and                                  3,299                   16,499
development

Equity investment write-downs included in                          4,670                    4,877
other income (loss)

Income tax effect on special charges and                         (12,590)                 (31,184)
transition expenses

Gain on disposition of HDD group                                  (3,545)                (122,872)
                                                                --------                ---------

Total non-recurring items and transition
expenses, net of tax                                            $ 24,422                $ (36,158)
                                                                ========                =========

Diluted net income per share excluding non-recurring items and transition expenses would be $0.06 per share and $0.17 per share for the three and six month periods ended September 30, 2001, respectively.

Future stock compensation and transition expenses
-------------------------------------------------

The following table summarizes the estimated stock compensation and transition charges to be recorded in future fiscal periods related to the disposition of the HDD group to Maxtor:

                                           Stock        Transition      Total
                                        Compensation     Expenses

                                                       (In thousands)
3rd quarter fiscal year 2002                 $ 3,000        $ 1,000        $ 4,000
4th quarter fiscal year 2002                   1,000            500          1,500
Fiscal year 2003                               2,000              -          2,000
Fiscal year 2004                               1,000              -          1,000
Fiscal year 2005                                 500              -            500
                                             -------        -------        -------
Total                                        $ 7,500        $ 1,500        $ 9,000
                                             =======        =======        =======

Stock compensation expenses
---------------------------
Quantum estimates that it will record a further $7.5 million of stock compensation associated with the employee stock option conversions related to the disposition of the HDD group to Maxtor. Approximately $4 million relates to the conversion of unvested HDD options to unvested DSS options for employees remaining with Quantum. This $4 million will be amortized over the remaining vesting period of these options, which is up to three and a half years. The balance of $3.5 million relates to stock compensation associated with the conversion of HDD restricted stock to DSS restricted stock for employees remaining with Quantum and to the conversion of unvested DSS and HDD options to DSS restricted stock for employees on a transitional arrangement. The majority of the stock compensation related to employees on a transitional arrangement will be amortized and charged to operations over the next six months. However, if the employee leaves before the stock is vested, future charges will not have to be incurred and prior amounts may be reversed.

Transition expenses
-------------------
Certain employees designated for termination on or about the HDD group disposition date, but who remained employed by Quantum pursuant to a transition service arrangement, continue to provide transition services to Quantum and Maxtor. These transition services involve relocating certain activities to Maxtor from Quantum, and for Quantum activities that Quantum will continue to use after the disposition of HDD, scaling back such activities to a size more appropriate for Quantum after the disposition of the HDD group. These transition services include, but are not limited to, activities related to real estate, information systems and equipment, accounting, payroll, sales and marketing, product support, inventory maintenance, procurement, costing, warehouse management, communications and human resources. Maxtor will reimburse Quantum for a portion of the transition services. Quantum's portion of these transition expenses is expected to be approximately $1 million and $0.5 million in the third and fourth quarters of fiscal year 2002, respectively, excluding stock compensation charges associated with these transition employees.


Liquidity and Capital Resources
-------------------------------

Cash, cash equivalents and marketable securities were $344 million at September 30, 2001, compared to $399 million at March 31, 2001. Quantum used cash in the first six months of fiscal year 2002 to purchase $39 million of treasury stock, as discussed below. Other uses of cash included a $34 million payment to Maxtor for tax-related items, $15 million for the cash portion of the M4 Data acquisition, $19 million investment in equity securities, $11 million for the acquisition of certain assets of Connex and $22 million investment in property and equipment. Sources of cash included $38 million proceeds from the issuance of common stock, $51 million reduction in accounts receivable and inventories and $18 million increase in accounts payable.

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

For the six months ended September 30, 2001, 3.9 million shares of Quantum common stock were repurchased for a total purchase price of $39 million. Since the beginning of the authorization through September 30, 2001, Quantum has repurchased a total of 3.9 million shares of Quantum common stock (that was outstanding prior to the issuance of the DSS and HDD common stocks), 33.1 million shares of DSS common stock and 13.5 million shares of HDD common stock amounting to a combined total of $605 million.

Quantum filed a registration statement that became effective on July 24, 1997, pursuant to which Quantum may issue debt or equity securities in one or more series or issuances, up to an aggregate of $450 million. Pursuant to this registration statement, in July 1997, Quantum issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum has recorded a receivable from Maxtor of $96 million for the portion of the debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments. Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum's common stock, the holder would have the option to redeem the notes.

Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of Quantum's existing and future senior indebtedness.

In April 2000, Quantum entered into an unsecured senior credit facility, providing a $187.5 million revolving credit line and expiring in April 2003. At Quantum's option, borrowings under the revolving credit line bears interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. At September 30, 2001, there was no outstanding balance drawn on the facility.

Notes payable of $41 million were issued as partial consideration for the acquisition of M4 Data in April 2001. These notes are due 2006 and are callable by the holders at their option, beginning April 2002.

Quantum believes that its existing capital resources, including the credit facility expiring in April 2003 and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet our expectations.

In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. Such financing may not be available on terms favorable to Quantum, if at all.

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

If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Quantum may experience a material adverse impact on its business, operating results, and financial condition. Quantum took actions and charges in the first and second quarter of fiscal year 2002 to reduce cost of sales and operating expenses. A prolonged continuation or worsening of sales trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters of fiscal year 2002. Quantum may be unable to reduce cost of sales and operating expenses at a rate and level consistent with future adverse sales trends or may incur significant special charges associated with such expense reductions that are disproportionate to sales, thereby adversely impacting it's business, financial condition and operating results.


The disposition of HDD may be determined not to be tax-free, which would result in Quantum or its stockholders, or both, incurring a substantial tax liability, which could materially and adversely affect Quantum's business, financial condition and results of operations.

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

If the disposition of HDD is determined not to be tax-free and the tax opinion insurance policy does not fully cover the resulting tax liability, Quantum or its stockholders or both could incur substantial tax liability, which could materially and adversely affect Quantum's business, financial condition and results of operations.


The tax opinion insurance policy issued in conjunction with the disposition of HDD does not cover all circumstances under which the disposition could become taxable to Quantum, and as a result, Quantum could incur an uninsured tax liability, which could materially and adversely affect Quantum's business, financial condition and results of operations.

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

If the disposition of HDD were determined to be taxable to Quantum, Quantum would not be able to recover an amount to cover the tax liability either from Maxtor or under the insurance policy in the following circumstances:

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

In any of these circumstances, the tax payments due from Quantum could be substantial. In order to pay the tax, Quantum would have to either deplete its existing cash resources or borrow cash to cover its tax obligation. Quantum's payment of a significant tax prior to payment from Maxtor under Maxtor's indemnification obligations, or in circumstances where Maxtor has no payment obligation, could harm Quantum's business, financial condition and operating results.


Because the disposition of HDD would be taxable to Quantum if either Maxtor or Quantum undergoes a change of control, Quantum may be a less attractive acquisition candidate for at least two years after the disposition of HDD, and as a result, Quantum's business and stockholder value could be negatively impacted.

Under the federal tax rules applicable to the disposition, if a 50% or greater interest in either Maxtor or Quantum is acquired within two years after the disposition, the disposition would become taxable to Quantum under circumstances not covered by the tax opinion insurance policy and/or under which Maxtor would be required to pay Quantum for the amount of the tax. Neither Maxtor nor Quantum will have control over all the circumstances under which an acquisition could occur. Because of the tax consequence of an acquisition and change of control,
Quantum:

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


Quantum's business, financial condition and operating results may be harmed as a result of operating solely as a DLTtape and storage solutions business.

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

  . The ability to use the goodwill and brand recognition associated with HDD;

  .  The opportunity to take advantage of a larger market capitalization;

  . The opportunity to take advantage of the benefits of diversification associated with a single company serving the DLTtape, storage solutions and hard disk drive markets.


Maxtor's failure to perform under the indemnification agreement in connection with Quantum's convertible debt would harm Quantum's business, financial condition and operating results.

Maxtor has agreed to assume responsibility for payments of up to $95,833,000 of Quantum's convertible debt. If Maxtor fails to indemnify Quantum under the indemnification agreement for Maxtor's portion of the convertible debt, Quantum would have to deplete its existing cash resources or borrow cash to make the payments. As a result, Quantum could experience a material adverse effect on its business and financial performance.


Quantum may have contingent liabilities for some obligations assumed by Maxtor, and Maxtor's failure to perform under these obligations could result in significant costs to Quantum that could have an adverse impact on Quantum's business, financial condition and operating results.

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

The ability of Quantum to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified technical and managerial personnel. The combination of DSS and HDD has resulted in faster growth and greater scale for Quantum. After the disposition of the HDD group, without the benefits of a combined business, Quantum may not experience the same success in attracting and retaining quality employees. Competition for qualified personnel is intense. Lack of success in attracting and retaining qualified employees could lead to lower than expected operating results and delays in the introduction of new products and could have a negative effect on the ability of Quantum to support customers.


Historical financial information regarding Quantum's DSS group may not be representative of its future results as a separate company.

The historical financial information regarding DSS does not necessarily reflect what its financial position, operating results, and cash flows would have been had it been a separate, stand-alone entity during the periods presented. In addition, the historical information is not necessarily indicative of what its operating results, financial position and cash flows will be in the future. Quantum has not made adjustments to reflect many significant changes that may occur in its cost structure, funding and operations as a result of its separation from HDD, including changes in its employee base, legal structure, costs associated with reduced economies of scale, marketing expense related to establishing a new brand identity, and costs associated with being a public stand-alone company.


Competition has increased, and may increasingly intensify, in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology, which could materially and adversely affect Quantum's business, financial condition and results of operations.

Quantum competes with companies that develop, manufacture, market and sell tape drive products. Quantum's principal competitors include Hewlett-Packard, IBM Corporation, Seagate Technology, Inc., Sony Corporation and Storage Technology Corporation. These competitors are aggressively trying to develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM Corporation and Seagate have formed a consortium to develop and have developed new linear tape drive products. Such products target the high-capacity data back-up market and compete with Quantum's products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and margins earned on Quantum's DLTtape and

Super DLTtape drives. In addition, the proposed merger between Hewlett-Packard and Compaq Corporation would result in a larger competitor in the tape drive market with greater resources and a potentially greater market reach. A combination of the current economic environment, which has resulted in reduced shipments of tape drives, and increased competition, could result in a further deterioration in prices and reduced margin, which could materially and adversely impact Quantum's business, financial condition and results of operations.


Competition has increased, and may increasingly intensify, and sales have trended lower in the tape library market as a result of current economic conditions, and, if these trends continue or intensify, Quantum's business, financial condition and operating results may be materially and adversely affected.

Quantum's tape library products compete with product offerings of ADIC, Inc., Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek, who also offer tape automation systems incorporating DLTtape and Super DLTtape technology as well as new linear tape technology. In addition, the proposed merger between Hewlett-Packard and Compaq Corporation would result in a larger competitor in the tape automation market with great resources and a potentially greater market reach. Current economic conditions have been marked by lower information technology investment, particularly for higher priced products, such as high-end tape automation systems. The lower demand has resulted in lower sales as well as increased price competition. If this trend continues or intensifies, and/or if competition intensifies, sales and margins may be further reduced which could have materially and adversely affect Quantum's business, financial condition and results of operations.


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

These risks may be magnified because technological changes, changes in customer requirements and increasing competition could result in declining sales and gross margins on existing products. As a result, Quantum's business, financial condition and operating results may be materially and adversely affected.


Reliance on a limited number of third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems, and, as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

Quantum depends on a limited number of suppliers for components and sub-assemblies, including recording heads, media cartridges and integrated circuits, all of which are essential to the manufacture of tape drives and tape automation systems.

Quantum currently purchases the DLTtape media cartridges it sells primarily from Fuji Photo Film Co., Ltd. and from Hitachi Maxell, Ltd. Maxell is also the sole supplier of Super DLTtape media cartridges. Quantum cannot provide assurance that Fuji or Maxell will continue to supply an adequate number of high quality media cartridges in the future. If component shortages occur, or if Quantum experiences quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased, and as a result, Quantum's business, financial condition and operating results could be materially and adversely affected. In addition, Quantum qualifies only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

Furthermore, Quantum's main supplier of tape heads is located in China. Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs and delays in shipment of Quantum's products and could materially and adversely impact Quantum's business, financial condition and operating results.


Quantum's quarterly operating results could fluctuate significantly, and past quarterly operating results should not be used to predict future performance.

Quantum's quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, Quantum's past quarterly operating results should not be used to predict future performance. Quarterly operating results could be materially and adversely affected by a number of factors, including but not limited to:

  .  An inadequate supply of DLTtape media cartridges;

  . Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, or weak economic conditions or other factors;

  .  Declines in network server demand;

  . Failure to complete shipments in the last month of a quarter during which a substantial portion of Quantum's products are typically shipped; or

  .  Increased competition.


A majority of Quantum's sales come from a few customers and these customers have no minimum or long-term purchase commitments and the loss of, or a significant change in demand from, one or more key customers could materially and adversely affect Quantum's business, financial condition and operating results.

Quantum's sales are concentrated with a few customers. Furthermore, customers are not obligated to purchase any minimum product volume and Quantum's relationships with its customers are terminable at will. Sales to Quantum's top five customers in the six months ended September 30, 2001, represented 40% of total revenue, of which sales to Compaq and Hewlett Packard, two companies that agreed to merge, accounted for 22% and 6% of revenue, respectively. The loss of, or a significant change in demand from, one or more key customers could materially and adversely affect Quantum's business, financial condition and operating results.

Unpredictable end-user demand, combined with the computer equipment manufacturer trend toward carrying minimal inventory levels, increases the risk that Quantum will manufacture and custom configure too much or too little inventory for particular customers. Significant excess inventory could result in inventory write-downs and losses, while inventory shortages could adversely impact Quantum's relationship with its customers, either of which could adversely affect Quantum's business, financial condition and operating results.


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

Quantum is currently involved in two lawsuits with Imation; an unfavorable ruling for Quantum in either lawsuit may have a significant adverse impact on Quantum's business, operations and financial results.


On October 1, 2001, Imation Corporation filed suit against Quantum in the U.S. federal district court in St. Paul, Minnesota, alleging price fixing and conspiracy to manipulate the data storage market. On October 3, 2001, Quantum filed suit against Imation in the Superior Court of California in Santa Clara County seeking injunctive relief and damages against Imation. Quantum's suit against Imation charges that Imation misappropriated Quantum's trade secrets and engaged in the use of deceptive and misleading advertising and unfair business practices (the "Trade Secret Case"). While Quantum believes that it will prevail in both lawsuits, Quantum anticipates that both lawsuits will require time and resources from management and employees. Consequently, the lawsuits may result in significant litigation costs. In addition, due to the inherent uncertainty of litigation and because additional information may be discovered as the pending litigation progresses, Quantum cannot provide any assurances that it will prevail in either lawsuit.

On October 30, 2001, the Superior Court of California in Santa Clara County issued a Notice of Ruling in the Trade Secret Case granting Quantum's application for a preliminary injunction against Imation, requiring Imation to pay Quantum a royalty should it choose to sell unqualified DLTtape products. On November 7, 2001, the injunction was officially entered. At trial, Quantum will seek a permanent injunction prohibiting the sale by Imation of unqualified tape products, as well as damages from Imation. An unfavorable ruling in either case could have a significant adverse impact on Quantum's business, operations and financial results. In addition, in such an instance, Quantum may be subject to additional legal disputes, which could further divert management's attention and resources.


Quantum's royalty revenue is dependent on an installed base of tape drives that utilize Super DLTtape and DLTtape media cartridges, and, if the installed base declines, royalty revenue may decline, and, as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

Competition from other tape or storage technologies could result in reduced sales of DLTtape drives and the replacement of currently installed DLTtape drives with drives or other storage products that do not consume DLTtape media. This could cause a decline in the installed base of tape drives that utilize DLTtape media from which Quantum earns a royalty, and a resulting reduction in Quantum's royalty revenue could materially and adversely affect Quantum's business, financial condition and results of operations.


Quantum's non-U.S. locations represent a significant and growing portion of its manufacturing and sales operations; Quantum is increasingly exposed to risks associated with conducting its business internationally.

Quantum manufactures and sells its products in a number of different markets throughout the world. As a result of its global manufacturing and sales operations, Quantum is subject to a variety of risks that are unique to businesses with international operations of a similar scope, including the following:

   . Adverse movement of foreign currencies against the U.S. dollar (in which Quantum's results are reported);

   .  Import and export duties and value-added taxes;

   . Import and export regulation changes that could erode Quantum's profit margins or restrict its exports;

   .  Potential restrictions on the transfer of funds between countries;

   .  Inflexible employee contracts in the event of business downturns; and

   .  The burden and cost of complying with foreign laws.

In addition, Quantum has operations in several emerging or developing economies that have a potential for higher risk than in the developed markets. Quantum locations in emerging or developing economies include Malaysia and Singapore. The risks associated with these economies include, but are not limited to, political risks and natural disasters. In particular, Quantum's recent transfer of certain of its manufacturing operations from the United States to Penang, Malaysia has exposed an additional portion of its manufacturing capacity to such political and climactic risks. Political instability or a natural disaster in Malaysia or any other foreign market in which Quantum operates could materially and adversely affect its business, financial condition and results of operations.

The Malaysian government adopted currency exchange controls, including controls on its currency, the ringgit, held outside of Malaysia. The Malaysian government has also established a fixed exchange rate for the ringgit against the U.S. dollar. The fixed exchange rate provides a stable rate environment when applied to local expenses denominated in ringgit. The long-term impact of such controls on Quantum is not predictable due to the dynamic economic conditions that are also affecting (and affected by) other economies.


Quantum is exposed to fluctuations in foreign currency exchange rates; an adverse change in foreign currency exchange rates relative to Quantum's position in such currencies could have a materially adverse impact on Quantum's business, financial condition and results of operations.

Quantum does not use derivative financial instruments for speculative purposes. Quantum's policy is to hedge its foreign currency-denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, Quantum uses foreign currency borrowings and foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges.

As of September 30, 2001, the majority of Quantum's foreign currency hedging contracts were scheduled to mature in approximately one month, and there were no material deferred gains or losses. In addition, Quantum's international operations in some instances act as a natural hedge because both operating expenses and sales are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since an insignificant amount of Quantum's net sales for the six-month period ending on September 30, 2001 are denominated in currencies other than U.S. dollars, Quantum does not believe that its total foreign exchange rate exposure is significant. Nevertheless, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of that particular foreign currency to equal a specified amount of U.S. dollars than before such rate increase. In such cases, and if Quantum were to price its products and services in that particular foreign currency, Quantum would receive fewer U.S. dollars than it would have received prior to such rate increase. Likewise, if Quantum were to price its products and services in U.S. dollars while competitors priced their products in a local currency, an increase in the relative strength of the U.S. dollar would result in Quantum's prices being uncompetitive in those markets. Such fluctuations in currency exchange rates could materially and adversely affect Quantum's business, financial condition and results of operations.


If Quantum fails to protect its intellectual property or if others use Quantum's proprietary technology without authorization, Quantum's competitive position may suffer.

Quantum's future success and ability to compete depends in part upon its proprietary technology. Quantum relies on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect its proprietary technology. Quantum currently holds 96 United States patents and has 74 United States patent applications pending. However, Quantum cannot provide assurance that patents will be issued with respect to pending or future patent applications that Quantum has filed or plans to file or that Quantum's patents will be upheld as valid or will prevent the development of competitive products or that any actions Quantum has taken will adequately protect its intellectual property rights. Quantum generally enters into confidentiality agreements with its employees, consultants, resellers, customers and potential customers, in which Quantum strictly limits access to, and distribution of, its software, and further limits the disclosure and use of its proprietary information. Despite Quantum's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use its products or technology. Quantum's competitors may also independently develop technologies that are substantially equivalent or superior to its technology. In addition, the laws of some foreign countries do not protect Quantum's proprietary rights to the same extent as the laws of the United
States.


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

Quantum's sales of network attached storage systems, particularly its Snap product line, which are part of the Storage Solutions group, currently are not profitable and may never be profitable.

Quantum has invested, and will continue to invest, in the development and promotion of network attached storage solutions. Sales of these products are currently not profitable and the lack of profitability may continue in the future. Quantum's limited historical financial performance associated with network attached storage solutions makes it difficult to evaluate the success of the product line to date and to assess its future viability.

Quantum's operating expenses associated with its network attached storage solution revenue are comparatively high. Therefore, Quantum will need to generate significant network attached storage solution revenues or a significant reduction in related operating expenses to achieve profitability related to this product line. Future revenues are dependent upon, among others, the following factors:

   .  growth of the NAS market,

   .  acceptance of NAS appliances in the entry and mid-range market,

   . demand for existing Snap products and levels of product and price competition and

   . expansion of current product offerings and introduction of new technologies.

Quantum cannot provide assurance that the network attached storage solution product line will ever be profitable, and if Quantum continues to invest in these products and they continue to be unprofitable, Quantum's business, financial condition and operating results may be materially and adversely affected.


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

Many of Quantum's facilities are located in Northern and Southern California, near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck California. Quantum is also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, Quantum's ability to operate its business at its facilities could be seriously, or completely, impaired. The insurance Quantum maintains may not be adequate to cover our losses resulting from disasters or other business interruptions.

Power outages, which impacted companies with facilities in California during 2001, could become a problem in the future and may adversely affect Quantum's California facilities, and, as a result, Quantum's business, financial condition and operating results may be materially and adversely affected.

Quantum conducts operations in the state of California and relies on a continuous power supply to conduct operations. An energy crisis in California could disrupt Quantum's operations and increase expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below 1.5%, California has on some occasions implemented, and may in the future implement, rolling blackouts throughout the state. If blackouts interrupt Quantum's power supply, Quantum may be temporarily unable to continue operations at its facilities. Any such interruption in Quantum's ability to continue operations at its facilities could delay the development of products and manufacturing processes. Future interruptions could damage Quantum's reputation and could result in lost revenue, either of which could harm Quantum's business and results of operations.


Investments in equity securities currently recorded at cost may be subject to write-downs in the future.

Quantum generally records its investments in certain equity securities, particularly venture capital type investments on a cost basis, adjusted for other than temporary impairment. Quantum has incurred impairment losses. These equity investments are mostly in companies that are currently not profitable. Therefore, these investments may be subject to further write-downs in the future due to impairment in the carrying value.

Quantum plans to continue to invest in businesses that are not profitable at the time of investment. Currently, Quantum's equity investments have a carrying value of approximately $40 million and Quantum intends to invest an additional $20 million in venture capital type equity securities. In the future, impairment losses associated with these investments may have an adverse impact on Quantum's earnings.


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

                                                    QUANTUM CORPORATION
                                                        (Registrant)




Date: November 13, 2001                    By: /s/ Michael J. Lambert
                                               ----------------------
                                               Michael J. Lambert
                                               Executive Vice President, Finance
                                                 and Chief Financial Officer