Form 10-Q
period 2001-12-30
QUANTUM CORP /DE/
filed 2002-02-13
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒        No  ☐

As of the close of business on January 31, 2002, 155,679,423 shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2001	December 31, 2000	December 30, 2001	December 31, 2000
Product revenue	$229,499	$309,294	$685,799	$934,404
Royalty revenue	54,495	59,977	159,354	162,802

Total Revenue	283,994	369,271	845,153	1,097,206
Cost of revenue	180,996	205,861	538,254	616,123

Gross profit	102,998	163,410	306,899	481,083
Operating expenses:
Research and development	32,973	31,412	98,244	99,142
Sales and marketing	32,798	39,027	106,514	114,840
General and administrative	30,529	19,316	85,544	56,727
Purchased in-process research and development	—	—	16,499	—
Special charge (benefit)	(1,216)	—	63,932	—

	95,084	89,755	370,733	270,709
Income (loss) from operations	7,914	73,655	(63,834)	210,374
Interest and other income (expense), net	(6,299)	593	(11,726)	1,741

Income (loss) before income taxes	1,615	74,248	(75,560)	212,115
Income tax provision (benefit)	2,263	26,729	(15,105)	76,361

Income (loss) from continuing operations	(648)	47,519	(60,455)	135,754
Discontinued Operations
Net income (loss) from discontinued operations, net of income taxes	—	(3,284)	—	4,515
Gain on disposition of HDD group, net of income taxes	1,240	—	124,112	—

Income (loss) from discontinued operations	1,240	(3,284)	124,112	4,515

Net income	$592	$44,235	$63,657	$140,269

Income (loss) per share from continuing operations:
Basic	$(0.00)	$0.32	$(0.39)	$0.92

Diluted	$(0.00)	$0.30	$(0.39)	$0.87

Weighted average common shares:
Basic	154,496	146,372	155,087	148,307

Diluted	154,496	156,229	155,087	155,886

Income (loss) per share from discontinued operations:
Basic	$0.01	$(0.04)	$0.80	$0.06

Diluted	$0.01	$(0.04)	$0.80	$0.05

Weighted average common shares:
Basic	154,496	76,281	155,087	78,354

Diluted	154,496	76,281	155,087	84,553

Net income per share:
Basic	$0.00		$0.41

Diluted	$0.00		$0.41

Weighted average common shares:
Basic	154,496		155,087

Diluted	154,496		155,087

Net income per share is not presented for the three and nine-month periods of fiscal year 2001, as there was no single class of stock that represented Quantum Corporation for those periods.

The weighted average common shares for fiscal year 2001 for discontinued operations represents the Hard Disk Drive group common stock.

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 30, 2001	March 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$363,115	$397,537
Marketable securities	377	1,084
Accounts receivable, net of allowance for doubtful accounts of $3,192 and $3,227	173,717	208,402
Inventories	105,941	130,763
Deferred income taxes	48,323	48,329
Other current assets	132,712	72,592
Net current assets of discontinued operations	—	501,839

Total current assets	824,185	1,360,546

Property and equipment, less accumulated depreciation of $119,972 and $113,208	78,230	94,700
Intangible assets, less accumulated amortization	261,375	227,501
Other assets	40,797	32,453
Receivable from Maxtor Corporation	95,833	—
Net non-current assets of discontinued operations	—	184,504

	$1,300,420	$1,899,704

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	111,295	86,510
Accrued warranty	43,711	54,771
Short-term debt	41,363	—
Other accrued liabilities	131,676	138,776

Total current liabilities	328,045	280,057

Deferred income taxes	102,807	35,807
Convertible subordinated debt	287,500	287,500

Commitments and contingencies

Stockholders’ equity:
Common stock	196,793	751,418
Retained earnings	468,264	584,696
Accumulated other comprehensive loss	(4,350)	(4,854)
Treasury stock	(78,639)	(34,920)

Total stockholders’ equity	582,068	1,296,340

	$1,300,420	$1,899,704

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 30, 2001	December 31, 2000
Cash flows from operating activities:
Net income	$63,657	$140,269
Adjustments to reconcile net income to net cash provided by operations:
Purchased in-process research and development	16,499	—
Depreciation	29,738	66,688
Amortization	28,306	23,359
Deferred income taxes	7,007	(1,222)
Compensation related to stock plans	19,056	14,281
Equity investment write-down	8,087	—
Gain on disposition of HDD group	(124,112)	—

Changes in assets and liabilities:
Accounts receivable	28,594	32,736
Inventories	24,822	(42,390)
Accounts payable	24,785	(99,100)
Income taxes payable	1,299	22,519
Accrued warranty	(11,060)	2,202
Other assets and liabilities	(69,743)	(13,071)

Net cash provided by operating activities	46,935	146,271

Cash flows from investing activities:
Investment in equity securities	(25,550)	(28,353)
Acquisition of M4 Data (Holdings) Ltd.	(14,852)	—
Acquisition of Connex	(12,065)	—
Maturities of marketable securities	—	2,032
Proceeds from the disposition of property and equipment	2,666	—
Purchases of property and equipment	(28,133)	(60,641)

Net cash used in investing activities	(77,934)	(86,962)

Cash flows from financing activities:
Principal payments on long-term credit facilities	—	(743)
Purchases of treasury stock	(43,719)	(240,848)
Proceeds from factoring	—	100,000
Payments for factoring	—	(70,000)
Proceeds from issuance of common stock, net	40,296	36,263

Net cash used in financing activities	(3,423)	(175,328)

Decrease in cash and cash equivalents	(34,422)	(116,019)
Cash and cash equivalents at beginning of period	397,537	918,262

Cash and cash equivalents at end of period	$363,115	$802,243

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,818	$14,332
Income taxes, net of refunds	$(853)	$14,054
Notes payable issued in respect of M4 (Data) Holdings acquisition	$41,363	$—

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain items previously reported in specific financial statement captions have been reclassified. Such reclassifications have not impacted previously reported operating income (loss) or net income amounts. The condensed consolidated balance sheet as of March 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum for the fiscal year ended March 31, 2001, included in its Annual Report on Form 10-K, as well as the financial information contained in the Form 10-Q for the quarter ended July 1, 2001, and in the Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission.

Until the beginning of fiscal year 2002, Quantum operated its business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”), and each was represented by a separate tracking common stock. On March 30, 2001, Quantum’s stockholders approved the sale of the HDD group to Maxtor Corporation (“Maxtor”). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. As a result of the disposition of the HDD group, the condensed consolidated financial statements for the three and nine-month periods ended December 31, 2000, and related footnotes, have been restated to present the results of the HDD group as discontinued operations. Accordingly, in the condensed consolidated statements of operations, the operating results of the HDD group have been classified as “Net income (loss) from discontinued operations, net of income taxes”, and in the condensed consolidated balance sheet, the assets and liabilities of the HDD group have been classified as “Net current assets of discontinued operations” and “Net non-current assets of discontinued operations”. The condensed consolidated statements of cash flows for fiscal year 2001 reports cash flows including the HDD group, and accordingly is not comparative to the condensed consolidated statements of cash flows for fiscal year 2002.

Note 2:    Discontinued Operations

On March 30, 2001, Quantum’s stockholders approved the disposition of the HDD group to Maxtor. On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

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

In the first quarter of fiscal year 2002, Quantum recorded a non-cash gain of $119 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor. In the second and third quarters of fiscal year 2002, Quantum recorded additional non-cash gains of $4 million and $1 million, respectively, on the disposition of the HDD group for stock compensation charges reversed because certain employees transferred to Maxtor were subsequently terminated by Maxtor during the respective quarters and did not vest in all the restricted stock that had been previously granted to them.

Quantum has recorded a receivable of $96 million from Maxtor for the portion of the convertible subordinated debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum both principal and associated interest payments. As of December 30, 2001, Quantum has an additional receivable from Maxtor included in other current assets of approximately $35 million, representing various expenses associated with the disposition of the HDD group.

Note	3: Inventories

Inventories consisted of the following:

	December 30, 2001	March 31, 2001
	(In thousands)
Materials and purchased parts	$68,219	$73,020
Work in process	25,603	31,098
Finished goods	12,119	26,645

	$105,941	$130,763

Note 4:    Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 30, 2001			Three Months Ended December 31, 2000
	(In thousands, except per-share data)			(In thousands, except per-share data)
	Cont. Ops.	Disc. Ops.	Quantum	Cont. Ops.	Disc. Ops.
Numerator:
Numerator for basic and diluted net income (loss) per share – income (loss) available to common stockholders	$(648)	$1,240	$592	$47,519	$(3,284)

Denominator:
Denominator for basic net income (loss) per share – weighted average shares	154,496	154,496	154,496	146,372	76,281
Effect of dilutive securities:
Outstanding options	—	—	—	9,857	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares	154,496	154,496	154,496	156,229	76,281

Basic net income (loss) per share	$(0.00)	$0.01	$0.00	$0.32	$(0.04)

Diluted net income (loss) per share	$(0.00)	$0.01	$0.00	$0.30	$(0.04)

	Nine Months Ended December 30, 2001			Nine Months Ended December 31, 2000
	(In thousands, except per-share data)			(In thousands, except per-share data)
	Cont. Ops.	Disc. Ops.	Quantum	Cont. Ops.	Disc. Ops.
Numerator:
Numerator for basic and diluted net income (loss) per share — income (loss) available to common stockholders	$(60,455)	$124,112	$63,657	$135,754	$4,515

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	155,087	155,087	155,087	148,307	78,354
Effect of dilutive securities:
Outstanding options	—	—	—	7,579	6,199

Denominator for diluted net income (loss) per share — adjusted weighted average shares	155,087	155,087	155,087	155,886	84,553

Basic net income (loss) per share	$(0.39)	$0.80	$0.41	$0.92	$0.06

Diluted net income (loss) per share	$(0.39)	$0.80	$0.41	$0.87	$0.05

Net income per share is not presented for Quantum for the three and nine months ended December 31, 2000, as there was no single class of stock that represented Quantum for that period.

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

Options to purchase 27.0 million shares of Quantum common stock were outstanding at December 30, 2001, but were not included in the computation of diluted net income per share for the three and nine months ended December 30, 2001, as the impact would have been anti-dilutive due to reporting losses from continuing operations in these periods.

Options to purchase 13.4 million shares of DSS common stock were outstanding for the three and nine months ended December 31, 2000, but were not included in the computation of diluted net income per share because the exercise prices of such options were greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

Options to purchase 17.4 million shares of HDD common stock were outstanding at December 31, 2000. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for the three months ended December 31, 2000, because the effect would have been antidilutive.

Options to purchase 4.7 million shares of HDD common stock were outstanding for the nine months ended December 31, 2000, but were not included in the computation of diluted net income per share for the nine months ended December 31, 2000, because the exercise prices of such options were greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

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

For the nine months ended December 30, 2001, Quantum repurchased 4.4 million shares of Quantum common stock for a total purchase price of $44 million. Since the beginning of the stock repurchase authorization through December 30, 2001, Quantum has repurchased a total of 3.9 million shares of Quantum common stock (that was outstanding prior to the issuance of the DSS and HDD common stocks), 33.6 million shares of DSS common stock and 13.5 million shares of HDD common stock for an aggregate total of $610 million. At December 30, 2001, there was approximately $90 million remaining available to repurchase Quantum common stock.

Note	6: Credit Line

In April 2000, Quantum entered into an unsecured senior credit facility, providing a $187.5 million revolving credit line that expires in April 2003. At Quantum’s option, borrowings under the revolving credit line bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The credit facility contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line. At December 30, 2001, there was no outstanding balance drawn on the credit facility and Quantum was in compliance with all credit facility covenants.

Note 7:    Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns numerous United States patents which Papst has alleges are infringed by hard disk drive products which were sold by Quantum’s Hard Disk Drive unit. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with other lawsuits involving Papst for purposes of coordinated discovery under multi-district litigation rules. The other lawsuits have Maxtor Corporation, Minebea Limited, and IBM as parties. As part of Quantum’s disposition of its Hard Disk Drive group to Maxtor Corporation, Maxtor has agreed to assume defense of Papst claims against Quantum’s hard disk drive business, and has also agreed to indemnify Quantum in this litigation going forward. Nevertheless, if Maxtor were unable for any reason to indemnify Quantum in accordance with the merger agreement, the outcome of this litigation would be uncertain and Quantum’s liability, if Papst prevails and Maxtor cannot indemnify Quantum, could have a materially adverse impact on Quantum’s financial position.

On October 1, 2001, Imation Corporation filed suit against Quantum in the U.S. federal district court in St. Paul, Minnesota, alleging price fixing and conspiracy to manipulate the data storage market. Quantum has asserted counterclaims against Imation in this lawsuit alleging false and deceptive advertising and trademark dilution. On October 3, 2001, Quantum filed suit against Imation in the Superior Court of California in Santa Clara County seeking injunctive relief and damages against Imation. Quantum’s suit against Imation charges that Imation misappropriated Quantum’s trade secrets and engaged in the use of deceptive and misleading advertising and unfair business practices. On October 30, 2001, the Superior Court of California in Santa Clara County issued a Notice of Ruling in Quantum’s case against Imation, granting Quantum’s application for a preliminary injunction. The preliminary injunction requires Imation to pay Quantum a royalty should it choose to sell unqualified DLT tape products. On November 7, 2001, the injunction was officially entered. Both cases are still in their early stages. While Quantum intends to vigorously prosecute its claims in the trade secret case and defend itself in the antitrust case, and believes it will prevail in both cases, the outcome of litigation is inherently uncertain and, if Imation was to prevail in either case, the result could have a materially adverse effect on Quantum’s financial position.

Quantum is also subject to other legal proceedings and claims that arise during the ordinary course of its business. While management currently believes that the amount of ultimate liability, if any, with respect to these actions and claims will not materially affect the financial position, results of operations, or liquidity of Quantum, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the result could have a materially adverse effect on Quantum’s financial position.

Note 8:    Special Charges

DLTtape Restructuring

During the fourth quarter of fiscal year 2000, Quantum recorded a special charge of $40 million. The charge was primarily focused on Quantum’s DLTtape division and reflected Quantum’s strategy to align its DLTtape drive operations with market conditions at that time. These market conditions included slower growth in the mid-range server market and increasing centralization of server backup through automated solutions, both of which have resulted in relatively flat to declining DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape Division and an acceleration of Quantum’s low-cost manufacturing strategy, which included moving volume production of certain DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

The special charge consisted of $13.5 million in facilities-related costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to the transfer of manufacturing to Penang, Malaysia, and $1.9 million in other costs associated with the cost-reduction plan.

The facilities costs noted above include lease payments for vacating one of three buildings in Colorado Springs, Colorado, the write-off of related leasehold improvements and manufacturing equipment, and the write-off of certain leasehold improvements at Quantum’s facility in Penang, Malaysia, as this space was converted to Quantum manufacturing. Quantum had vacated the Colorado building by the end of fiscal year 2001.

The write-off of investments reflects Quantum’s decision to end its research on certain optical based storage solutions. As a result, Quantum wrote-off an equity investment and technology licenses related to optical technology.

In the third quarter of fiscal year 2001, Quantum reversed a $7 million special charge on its income statement. This reversal was primarily due to a reduction in the estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

In connection with the charge, Quantum reduced its workforce by 782 employees. The reduction in force primarily affected employees at Quantum’s manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLTtape Division. During the second fiscal quarter of 2002, this plan was completed, with Quantum having incurred total cash expenditures of $11 million associated with employee severance and benefits, facilities and other costs.

A summary of this special charge is outlined as follows (in thousands):

	Severance and Benefits	Facilities	Investments	Fixed Assets	Other	Total
Special Charge Provision	$7,646	$13,500	$13,908	$3,163	$1,866	$40,083
Cash payments	(956)	—	—	—	(1,102)	(2,058)
Non-cash charges	—	—	(13,908)	(3,163)	—	(17,071)

Balance March 31, 2000	6,690	13,500	—	—	764	20,954
Cash payments	(5,181)	(748)	—	—	(68)	(5,997)
Non-cash charges	—	(5,219)	—	—	—	(5,219)
Special charge benefit	—	(7,000)	—	—	—	(7,000)

Balance March 31, 2001	1,509	533	—	—	696	2,738
Cash payments	(1,509)	(533)	—	—	(696)	(2,738)

Balance December 30, 2001	$—	$—	$—	$—	$—	$—

DLTtape Drive Severance

Quantum recorded a special charge of $7 million in the third quarter of fiscal year 2001 related to its DLTtape drive division. This was a result of Quantum’s decision to establish close proximity between its design and manufacturing operations in order to accelerate time-to-market for future products within its DLTtape drive product family. This has impacted engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions were transitioned to Boulder, Colorado. The special charge is related to severance and benefits and costs associated with terminated employees affected by this plan.

Quantum has reduced its workforce in this area by 200 employees. During the third fiscal quarter of 2002, the severance program was completed, representing $4.2 million in cash expenditures.

Quantum reversed a special charge of $1 million on its income statement in the third quarter of fiscal year 2002. This reversal was a result of lower than expected severance costs.

A summary of this special charge is outlined as follows (in thousands):

Severance and Benefits
Special Charge Provision	$7,000
Cash payments	(1,657)

Balance at March 31, 2001	5,343
Cash payments	(4,243)
Special charge benefit	(1,100)

Balance at December 30, 2001	$—

Business Restructuring and Other

In the first quarter of fiscal year 2002, Quantum recorded $48 million of special charges related to its overall operations. These charges are in addition to the DLTtape Restructuring and DLTtape Drive Severance described above. These charges consisted of stock compensation and severance charges related to the disposition of the HDD group, restructuring costs incurred in order to align resources with the requirements of Quantum’s ongoing operations, and other cost reduction activities. The total cash portion of these charges is $15 million, of which $11 million has been paid through December 30, 2001.

The remaining $4 million of the charges is comprised of facilities charges of $3 million and contract cancellation fees of $1 million. The contract cancellation fees will be paid over the next two fiscal quarters. The facilities charges relate to vacant facilities in Irvine, California, and Colorado Springs, Colorado, and will be paid over the respective lease terms through the third quarter of fiscal year 2006.

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

Corporate Severance Charges

Severance charges of $9 million were incurred in the first quarter of fiscal year 2002 for the termination of corporate employees as a result of the disposition of the HDD group. Severance charges of $3.5 million were reversed in the third quarter of fiscal year 2002 as a result of a reduction in estimated merger related severance costs.

Restructuring and Other Costs

Approximately $22 million of special charges were incurred in the first quarter of fiscal year 2002 related to:

•
Staff reductions and other costs associated with cost saving actions in tape automation system activities ($14 million), which were comprised of severance costs of $2 million; vacant facilities costs of $4 million for facilities in Irvine, California; sales and marketing demonstration equipment of $7 million; and contract cancellation fees of $1 million.

•	Vacant facilities costs in Shrewsbury, Massachusetts, and Colorado Springs, Colorado ($3 million);

•	Costs associated with discontinuing solid state storage systems, product development and marketing, which were primarily severance costs and fixed asset write-offs ($2 million);

•	Other costs ($3 million).

A summary of the “Business Restructuring and Other” special charge is outlined as follows (in thousands):

	Severance and Benefits	Facilities	Stock Compensation	Fixed Assets	Demo Equipment	Other	Total
Special Charge Provision	$12,319	$7,337	$17,108	$257	$6,764	$3,924	$47,709
Cash payments	(6,751)	(2,985)	—	(257)	(519)	(471)	(10,983)
Non-cash charges	(2,029)	(1,015)	(17,108)	—	(6,245)	(2,348)	(28,745)
Special charge benefit	(3,539)	—	—	—	—	—	(3,539)

Balance at December 30, 2001	$—	$3,337	$—	$—	$—	$1,105	$4,442

DLTtape drive transfer to Penang, Malaysia, and Other

In July 2001, Quantum announced an additional restructuring of its DLTtape business. This restructuring will result in the transfer of the remaining tape drive production from Colorado Springs, Colorado, to Penang, Malaysia. Additional special charges were recorded related to the closure of European distributor operations based in Geneva, Switzerland, and the severance packages granted to employees in Quantum’s NAS Division who were terminated. As a result of these restructurings, Quantum recorded a combined special charge of $17 million in the second quarter of fiscal year 2002.

A special charge of $16 million was recorded related to the transfer of tape drive production from Colorado Springs, Colorado, to Penang, Malaysia, and consisted of the following:

•
Severance and benefits costs of $9 million representing severance for 370 employees. As of December 30, 2001, 230 employees have been terminated, representing $1.8 million in cash expenditures. Additional expenditures of $3.2 million are expected in the fourth quarter of fiscal year 2002 in connection with these terminated employees, representing outplacement costs, long service entitlements and employer insurance and taxes. The remaining employees are to be terminated next fiscal quarter with associated payments made over the next two fiscal quarters.

•	Vacant facilities costs of $4 million in Colorado Springs, Colorado. These facilities charges will be paid over the respective lease terms through the first quarter of fiscal year 2003.

•	Write-off of fixed assets and leasehold improvements of $3 million.

A special charge of $1 million was recorded related to the closure of Quantum’s Geneva, Switzerland, sales office, reflecting vacant facilities costs; and for severance charges recorded for 21 employees in Quantum’s NAS Division who were terminated.

An additional special charge of $3 million was incurred in the third quarter of fiscal year 2002. A charge of $2 million represented severance costs and the write-off of fixed assets related to the closure of European distributor operations and $1 million related to severance costs for employee reductions in the Storage Solutions group.

A summary of the “DLTtape drive transfer to Penang, Malaysia, and Other” special charge is outlined as follows (in thousands):

	Severance and Benefits	Facilities	Fixed Assets	Total
Fiscal Year 2002 Q2 Special Charge Provision	$9,182	$4,845	$3,412	$17,439
Fiscal year 2002 Q3 special charge	3,021	—	401	3,422
Cash payments	(3,087)	—	—	(3,087)
Non-cash charges	(232)	—	(3,648)	(3,880)

Balance at December 30, 2001	$8,884	$4,845	$165	$13,894

Note 9:    Comprehensive Income

Accumulated other comprehensive loss on the consolidated balance sheet consisted of foreign currency translation adjustments. Total comprehensive income, net of tax, for the three months and nine months ended December 30, 2001, and December 31, 2000, is presented in the following table:

	Three Months Ended		Nine Months Ended
	December 30, 2001	December 31, 2000	December 30, 2001	December 31, 2000
	(In thousands)
Net income	$592	$44,235	$63,657	$140,269
Other comprehensive income (loss)—
Change in unrealized gain on investments	—	(7,290)	—	(15,230)
Foreign currency translation adjustments	(343)	(908)	505	(3,110)

Comprehensive income	$249	$36,037	$64,162	$121,929

Note 10:    Transition Expenses

Certain employees who were designated to be terminated on or about the HDD group disposition date remain employed at Quantum pursuant to a transition service arrangement, under which these employees continue to provide transition services to Quantum and to Maxtor. The purpose of these transition services is to transition certain activities from Quantum to Maxtor and, for ongoing Quantum activities, to scale down such activities to a size that is appropriate for Quantum after the disposition of the HDD group. The transition services include activities related to real estate, information systems and equipment, accounting, payroll, sales and marketing, product support, inventory maintenance, procurement, costing, warehouse management, communications, human resources and other similar services. Maxtor has agreed to reimburse Quantum for a portion of these transition services. Quantum’s portion of these transition expenses that were incurred in the three and nine months ended December 30, 2001, were:

(In thousands)	Three months ended December 30, 2001	Nine months ended December 30, 2001
Cost of revenue	$343	$4,605
Research and development	228	6,454
Sales and marketing	223	4,079
General and administrative	3,613	13,627

Total	$4,407	$28,765

Note 11:    Business Segment Information

Quantum’s reportable segments are the DLTtape group and the Storage Solutions group. These reportable segments are managed separately and they manufacture and distribute distinct products with different production processes. The DLTtape group consists of DLTtape drives and media. The Storage Solutions group consists of tape automation systems and network attached storage solutions. Quantum markets its products through direct sales arrangements and through arrangements with a broad range of distributors, resellers and systems integrators.

Quantum evaluates segment performance based on operating income (loss) excluding non-recurring gains or losses. Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only inventories and accounts receivable.

	DLTtape	Storage Solutions	Total		DLTtape	Storage Solutions	Total
	For the three months ended
(In millions)	December 30, 2001				December 31, 2000
Revenue from external customers	$207.9	$76.1	$284.0		$252.9	$116.4	$369.3
Intersegment revenue	10.4	—	10.4		22.1	—	22.1
Operating expenses	50.8	41.4	92.2	(1)	43.8	46.0	89.8
Operating income (loss)	29.4	(18.3)	11.1	(2)	81.5	(7.8)	73.7

	For the nine months ended
	December 30, 2001				December 31, 2000
Revenue from external customers	$620.1	$225.1	$845.2		$771.9	$325.3	$1,097.2
Intersegment revenue	34.6	—	34.6		79.1	—	79.1
Operating expenses	140.1	126.0	266.1	(3)	142.7	128.0	270.7
Operating income (loss)	105.8	(60.4)	45.4	(4)	234.4	(24.0)	210.4

	As at
	December 30, 2001				March 31, 2001
Inventories	$66	$40	$106		$87	$44	$131
Accounts receivable, net	112	62	174		139	69	208

(1)	Excludes special benefit of $ 1.2 million and transition expenses of $ 4.1 million.
(2)	Excludes above charges (1) and $ 0.3 million of transition expenses related to cost of revenue.
(3)	Excludes total special charges of $63.9 million, transition expenses of $24.2 million and in-process research and development of $16.5 million.
(4)	Excludes above charges (3) and a total of $4.6 million of transition expenses related to cost of revenue.

Note 12:    Business Combinations

M4 Data (Holdings) Ltd

On April 12, 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd. (M4 Data), a privately held data storage company based in the United Kingdom. M4 Data provides high performance and scalable tape automation products for the data storage market. The acquisition has been accounted for as a purchase at a total cost of approximately $58 million.

Under the terms of the agreement, Quantum acquired all the outstanding stock of M4 Data for approximately $58 million in consideration, including $15 million in cash proceeds, $41 million in notes payable and $2 million of acquisition costs. The notes are due in 2006 and are callable by the holders at their option beginning in April 2002. The purchase agreement also includes additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which will result in additional allocations to goodwill.

M4 Data’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum’s financial position or results of operations.

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

The following is a summary of the purchase price allocation (in millions):

Goodwill	$36
In-process research and development	13
Core technology	12

Existing technology	3
Assembled workforce	2
Net liabilities acquired	(4)
Deferred tax liability	(4)

$58

The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 34%, which represents a premium to Quantum’s cost of capital. The expected revenue assumes a six-year compound annual growth rate of 27.2% during fiscal years 2002 through 2008. Expected revenue from the purchased in-process projects grows from approximately $60 million in 2002 to more than $260 million in 2008. These projections are based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

Connex Inc.

On August 8, 2001, Quantum completed the acquisition of certain assets of Connex Inc., a wholly owned subsidiary of Western Digital Corporation. Connex is a provider of network attached storage products. The acquisition has been accounted for as a purchase at a total cost of approximately $12 million.

Under the terms of the agreement, Quantum acquired complementary technology, intellectual property and other assets of Connex for approximately $12 million in cash.

Connex’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum’s financial position or results of operations.

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

The following is a summary of the purchase price allocation (in millions):

Existing technology	$5
In-process research and development	3
Goodwill	4

$12

The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a 25% discount rate, which represents a premium to Quantum’s cost of capital. The expected revenue assumes a six-year compound annual growth rate of 59.8% during fiscal years 2003 through 2008. Expected revenue from the purchased in-process projects grows from approximately $18 million in 2003 to $24 million in 2005, and then, as other new products and technologies are expected to enter the market, declines to $5 million in 2008. These projections are based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

Note 13:    Stock Incentive Plans

Quantum has Stock Option Plans (the “Plans”) under which 8.9 million shares of Quantum stock were reserved for future issuance at December 30, 2001, to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value, and accordingly no compensation accounting has been required at the original date of grant. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years.

A summary of activity relating to Quantum’s stock incentive plans follows:

	Nine months ended December 30, 2001
	Shares (000s)	Weighted-Avg. Exercise Price
Outstanding at April 1, 2001	32,669	$11.91
Granted	19,394	$8.69
Canceled	(14,920)	$13.24
Exercised	(10,189)	$3.58

Outstanding at December 30, 2001	26,954	$10.45

Exercisable at end of period	15,579	$10.45

The following tables summarize information about options outstanding and exercisable at December 30, 2001:

	Outstanding Options
Range of Exercise Prices	Shares Outstanding at December 30, 2001 (000s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 0.01 — $ 7.61	3,090	5.03	$4.52
$ 7.61 — $ 9.56	9,502	7.13	$8.92
$ 9.60 — $10.64	5,130	9.49	$9.74
$10.75 — $13.88	5,230	7.95	$12.35
$14.19 — $24.11	4,002	6.12	$17.12

	26,954	7.35	$10.45

		Options Exercisable
Range of Exercise Prices		Shares Outstanding at December 30, 2001 (000s)	Weighted- Average Exercise Price
$ 0.01 — $ 7.61		2,786	$4.39
$ 7.61 — $ 9.56		6,414	$8.87
$ 9.60 — $10.64		806	$9.82
$10.75 — $13.88		2,063	$12.37
$14.19 — $24.11		3,510	$17.17

		15,579	$10.45

Voluntary Employee Stock Option Exchange Program

On June 4, 2001, Quantum announced that the Quantum Board of Directors had approved a Voluntary Stock Option Exchange program in which eligible employees had the opportunity to exchange certain options that have an exercise price of $14 per share or more for promise to grant new options on January 7, 2002, under the Quantum Corporation Supplemental Stock Option Plan. The offer for the Exchange Program began June 4, 2001, and ended July 3, 2001. There were approximately 2.6 million DSS options eligible under this program of which 0.9 million were exchange by a total of 125 employees.

Note 14:    Investments in Other Entities

Investments in other entities are recorded in other assets. Investments in those entities in which Quantum owns less than 20%, or is unable to exert significant influence, are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Investments in entities in which Quantum owns more than 20%, or is able to exert significant influence, are accounted for under the equity method. Due to the economic downturn, Quantum recorded an impairment loss of $3.2 million and $7.9 million on its investments in other entities in the three and nine months ended December 30, 2001, respectively. Quantum may incur additional charges on these investments in the future. As at December 30, 2001, Quantum had total investments in other entities of $38.2 million.

Note 15:    Operating Lease Commitment

In August 1997, Quantum entered into a five-year lease agreement with a group of financial institutions (the “lessor”) for the construction and lease of a campus facility in Colorado Springs, Colorado, comprised of three buildings. The campus became the center of the DLTtape division’s operations up until the transfer in fiscal year 2002 of tape drive production to Penang, Malaysia, and now only houses administrative and procurement resources and testing operations within one of the three buildings. The lease has been accounted for as an operating lease in accordance with SFAS 13, “Accounting for Leases”.

The lease had an initial term of five years, which has been amended to expire in April 2003, and has a 12-month renewal option at the discretion of the lessor. The total minimum lease payments from the fourth quarter of fiscal year 2002 until the scheduled expiration date in April 2003, are estimated to be approximately $3.5 million and approximate the lessor’s debt service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

At the end of the lease term, Quantum may exercise its option to purchase the facility, or arrange for the leased facility to be sold to a third party with Quantum retaining an obligation to the lessor for the difference between the sale price and a $62.8 million residual value guarantee. In addition, in the event that it became probable that the value of the property at the end of the lease term would be less than the residual value of $62.8 million guaranteed by Quantum, the deficiency would be expensed either immediately or over the remaining term of the lease, which expires in fiscal 2004. No amounts have been expensed through December 30, 2001. The future minimum lease payments stated above exclude any payments required at the end of the lease term.

Note 16: Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

Quantum adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2002. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. At December 30, 2001, Quantum had no derivative financial instruments outstanding. The transition adjustment upon adoption of SFAS 133 was not material.

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”

SFAS 141 supersedes Accounting Principles Board Opinion No. 16 (“APB 16”), “Business Combinations.” The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

SFAS 142 supersedes APB 17, “Intangible Assets.” SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for Quantum’s fiscal year beginning April 1, 2002, however, certain provisions of this new standard also apply to any acquisitions concluded subsequent to June 30, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level using a discounted cash flow analysis and (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually using a discounted cash flow analysis.

Quantum is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of April 1, 2002, however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. Since the Connex acquisition occurred after June 30, 2001, the goodwill of $4 million that was recorded upon acquisition is not being amortized. As a result of implementing these new standards, it is expected that the amortization of goodwill and certain other intangible assets, such as acquired workforce, will cease as of March 31, 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $4.5 million ($0.03 per share) per quarter. Quantum has not yet determined the effect that the adoption of the remaining provisions of SFAS 141 and SFAS 142 will have on its results of operations and financial position.

Accounting for the Impairment or Disposal of Long-lived Assets

In October 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 retains many of the provisions of SFAS 121, but significantly changes the criteria that would have to be met to classify assets as held for disposal, such that long lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basics provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. Quantum is required to adopt SFAS 144 as of April 1, 2002, and has not yet determined the effect such adoption will have on its results of operations and financial position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Quantum’s financial condition and results of operations should be read in conjunction with the condensed financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words “estimate,” “anticipate,” “expect”, “believe”, or similar expressions. All forward-looking statements, including, but not limited to, projections or estimates concerning Quantum’s business, including demand for Quantum’s products, anticipated gross margins, operating results and expenses, mix of revenue streams, expected revenue from purchased in-process projects, cost savings, stock compensation, the performance of Quantum’s media business and the sufficiency of cash to meet planned expenditures, are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements are based on management’s current expectations and are subject to certain risks and uncertainties. As a result, Quantum’s actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, 1) the amount of orders received and products shipped through the remainder of the year, and any adjustments made at the close of the year; (2) Quantum’s ability to timely ship its products; (3) uncertainty regarding the slowdown in IT spending and the corresponding reduction in the demand for DLTtape drives; (4) Quantum’s continued receipt of media royalties from Maxell, Fuji and other media manufacturers; (5) a continued trend toward centralization of storage; (6) Quantum’s ability to maintain anticipated pricing and cost levels; (7) the successful execution of Quantum’s strategy to expand its businesses into new directions; (8) Quantum’s ability to successfully introduce new products; (9) Quantum’s ability to anticipate and capitalize on changes in market demand; (10) acceptance of, and demand for, Quantum’s products; (11) Quantum’s ability to maintain supplier relationships; (12) Quantum’s ability to work with industry leaders to deliver integrated business solutions to customers; (13) the ability of Quantum’s competitors to introduce new products that compete successfully with Quantum’s products; (14) Quantum’s ability to accelerate penetration into the mid-range NAS market through its acquisition of Connex; (15) Quantum’s ability to maintain majority market share with its Super DLT product; (16) the inherent uncertainty regarding Quantum’s litigation with Imation; (17) additional information that may be discovered as the Imation litigation progresses; (18) the economic environment and the continued growth of the storage industry; (19) the ability of Quantum to sustain and/or improve its cash and overall financial position; (20) the economic impact of the events around September 11, 2001; and (21) the general economic environment, as well as those factors discussed in Quantum’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 29, 2001, those discussed in Quantum’s other reports and filings with the Securities and Exchange Commission and those discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Quantum disclaims any obligation to update information in any forward-looking statement.

Business Overview

Quantum designs, develops, manufactures, licenses, services, and markets DLTtape and Super DLTtape drives, DLTtape and Super DLTtape media cartridges and storage solutions. Quantum’s storage solutions consist of tape automation systems, network attached storage (NAS) solutions and service.

Quantum’s product families are managed within two business groups, which are the DLT group and the Storage Solutions group, that manage DLT and Super DLT brand products and storage solutions products, respectively.

DLT Group

DLTtape and Super DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is Quantum’s half-inch tape technology that is a leader for mid-range UNIX and NT system backup and archive applications.

DLTtape and Super DLTtape drives store data on DLTtape and Super DLTtape media cartridges, respectively. Historical use of tape drives has shown that drives use many media cartridges per year. This historical use suggests that the installed base of DLTtape and Super DLTtape drives will result in continued demand for DLTtape and Super

DLTtape media cartridges. Quantum’s DLTtape media cartridges are manufactured and sold by both licensed third-party manufacturers and by Quantum directly.

The installed base of DLTtape drives resulted in shipments by Quantum and licensees of approximately 4.2 million DLTtape media cartridges in the third quarter of fiscal year 2002.

Quantum receives a royalty on DLTtape and Super DLTtape media cartridges sold by its licensees, which, while resulting in lower revenue than media sold directly by Quantum, generates comparable income from operations. Quantum prefers to have a substantial portion of media cartridge sales occur through its license model because this minimizes Quantum’s operational risks and expenses and provides an efficient distribution channel. Currently, approximately 75% of Quantum’s media sales occur through this license model. Quantum believes that the large installed base of DLTtape drives and its licensing of DLTtape and Super DLTtape media cartridges give Quantum a unique competitive advantage. Media royalties have been a primary source of earnings for Quantum, and this trend is expected to continue.

Storage Solutions Group

Quantum’s tape automation systems and network attached storage solutions are part of its storage solutions business. Quantum’s tape automation systems, tape libraries and autoloaders, serve the entire tape library data storage market from desktop computers to enterprise class computers. Quantum offers a broad line of tape automation systems, which are used to manage, store and transfer data in enterprise networked computing environments. Quantum is a leading provider of NAS solutions for workgroups. Quantum’s NAS solutions consists of NAS appliance products that incorporate hard disk drives and an operating system designed to meet the requirements of entry and workgroup level computing environments, where multiple computer users access shared data files over a local area network.

In April 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd., a privately held data storage company based in the United Kingdom. M4 Data provides high performance and scalable tape automation products for the data storage market. This acquisition enables Quantum to leverage M4 Data’s complementary products and technologies to enhance the range of storage solutions offered to customers.

On August 8 2001, Quantum completed the acquisition of certain assets of Connex Inc., a wholly owned subsidiary of Western Digital Corporation. Connex is a provider of network attached storage products.

Quantum Technology Ventures

Quantum Technology Ventures (“QTV”) is the investment arm of Quantum. QTV is used to explore, develop and invest in new storage technologies and early stage storage businesses. QTV is managed as a wholly owned subsidiary of Quantum Corporation. In January 2001, the first QTV fund, which has $15 million invested in equity securities of private companies, was closed. In March 2001, Quantum committed $50 million of funding to the second QTV fund, of which $20 million has been invested in equity securities of private companies.

Products

Quantum’s products include:

DLT:

•
Super DLTtape™ drives. Tape drive products based on Super DLTtape technology, targeted to serve workgroup, mid-range and enterprise business needs. Native capacity of 110GB (220GB compressed) and a transfer rate of 11MB per second (22MB compressed).

•	DLTtape drives. The family of DLTtape drives includes performance up to 40GB of native capacity (80GB compressed) and a sustained data transfer rate of 6MB per second (12MB compressed).

•
Super DLTtape media cartridges. The Super DLTtape media cartridges are designed and formulated specifically for use with Super DLTtape drives. The capacity of a Super DLTtape media cartridge is up to 110GB (220GB compressed).

•
DLTtape media cartridges.    The DLTtape family of half-inch tape media cartridges is designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed).

Storage Solutions:

•
Tape automation systems.    Quantum offers a broad line of DLTtape automation systems, tape libraries and autoloaders that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. Quantum’s tape automation systems range from its tape autoloaders, which accommodate a single DLTtape drive, to the P7000 series library, which features Prism Library Architecture™ and can be configured in multiple units to scale up to 245 terabytes of storage capacity. In addition, Quantum offers WebAdmin™, the industry’s first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease. In early 2001, Quantum introduced modular automation systems with the M1500. The M1500 is a modular library that is rack mountable and available in increments of two drives and 20 cartridges that easily scale up to 20 drives and 200 cartridges.

•
Network attached storage solutions.    Quantum’s Snap! Server(tm) family of network attached storage appliances include the Snap Server 1000, Snap Server 2000, Snap Server 4100, and the Snap Server 12000, with storage capacities ranging from 40GB to 960GB. The Snap Server 4100 features rack mount form factor and RAID 0, 1, and 5. The Snap Server 12000 is a 3u rack mount product, with redundant power supplies, fans, and hot-swappable hard drives, also featuring RAID levels 0, 1, and 5. Snap Servers connect directly to a network and can be easily and seamlessly integrated with other network devices. The Snap solution includes a proprietary file system that can simultaneously function in a variety of operating environments, including Apple MacOS, Linux, Microsoft Windows, Novell Netware and UNIX.

RESULTS OF CONTINUING OPERATIONS

Revenue

Revenue in the three and nine months ended December 30, 2001, was $284 million and $845 million, respectively, compared to $369 million and $1,097 million, respectively, for the corresponding periods in fiscal year 2001. The decrease in revenue for the three and nine-month periods reflected decreased sales of DLTtape drives, Snap servers and tape automation systems, partially offset by increased sales of DLTtape media.

The decrease in DLTtape drive revenue is a result of decreased tape drive unit sales volume and a decrease in average unit prices. The decline in DLTtape drives unit sales volume and average unit prices reflected market conditions, which include lower industry-wide server sales, as well as increased competition. The increase in DLTtape media revenue reflected a sales mix shift from tape drives to direct sales of Super DLT media, currently primarily sold directly through Quantum.

The decrease in storage solutions revenue reflected decreased revenue in tape automation systems and Snap servers. The decrease in tape automation systems reflected a decrease in shipments of tape libraries and autoloaders, which also reflected market conditions. The decrease in Snap server revenue reflected decreased sales of its OEM product, partially offset by increased sales of the Snap 12000 product introduced in the second fiscal quarter of 2002.

The table below summarizes the components of Quantum’s revenue in the three and nine months ended December 30, 2001, and December 31, 2000.

(in millions)	Three Months Ended		Nine Months Ended
	December 30, 2001	December 31, 2000	December 30, 2001	December 31, 2000
DLTtape drives	$99	$187	$363	$598
DLTtape media	65	28	134	90
DLTtape royalty	54	60	158	163
Storage solutions	76	116	225	325
Inter-group elimination*	(10)	(22)	(35)	(79)

Revenue	$284	$369	$845	$1,097

*	Represents inter-group sales of DLTtape drives for incorporation into tape automation systems.

Sales to Quantum’s top five customers was 41% of revenue for both the three and nine months ended December 30, 2001, compared to 42% and 44% of revenue, respectively, for the corresponding periods in fiscal year 2001. Sales to Compaq were 21% of revenue for both the three and nine months ended December 30, 2001, compared to 19% and 18% of revenue, respectively, for the corresponding periods in fiscal year 2001. Sales to Hewlett-Packard were less than 10% of revenue for both the three and nine months ended December 30, 2001, compared to 10% and 12% of revenue, respectively, for the corresponding periods in fiscal year 2001.

Sales to computer equipment manufacturers and distribution channel customers were 46% and 22% of revenue, respectively, in the three months ended December 30, 2001, compared to 59% and 15%, respectively, in the three months ended December 31, 2000. For the nine months ended December 30, 2001, sales to computer equipment manufacturers and distribution channel customers were 49% and 20% of revenue, respectively, compared to 60% and 15% of revenue, respectively, in the corresponding periods of fiscal year 2001. The remaining revenue represented media royalty revenue, sales to value added resellers and direct sales.

Gross Margin Rate

The gross margin rate in the three months ended December 30, 2001, decreased to 36.3% from 44.3% in the three months ended December 31, 2000. The gross margin rate in the nine months ended December 30, 2001, decreased to 36.3% from 43.8% in the corresponding period in fiscal year 2001. Cost of sales included transition costs of $2.5 million, $1.7 million and $0.3 million (which costs include information systems, facilities, and stock compensation costs), in the first, second, and third quarters of fiscal year 2002, respectively. These transition costs relate to infrastructure and infrastructure support that is transitional and that is being eliminated as a result of the disposition of the HDD group.

The gross margin rate declines in the nine months ended December 30, 2001, also reflect a $7 million end-of-life write-down of DLTtape drives and parts in the second quarter of fiscal year 2002. The gross margin rates, excluding transition expenses and the end-of-life write-down were 36.4% and 37.7% in the three months and nine months ended December 30, 2001, respectively. The remaining gross margin rate decrease reflects lower DLTtape drive sales volumes and prices. As a result of competitive pressure, Quantum has offered Super DLT tape drives at prices below where new DLT generations have historically been introduced and this has resulted in a lower gross margin rate. In addition, media sales mix shifted toward direct sales of Super DLT media and lower media royalties, which resulted in comparable gross margin earnings at a lower gross margin rate.

Over the next few fiscal quarters, Quantum expects its gross margin rate to continue to be in the mid 30% range.

Research and Development Expenses

Research and development expenses in the three months ended December 30, 2001, were $33 million, or 11.6% of revenue, compared to $31 million, or 8.5% of revenue, in the corresponding period of fiscal year 2001. Research and development expenses were $98 million, or 11.6% of revenue, and $99 million, or 9% of revenue, in the first nine months of the fiscal years 2002 and 2001, respectively.

The increase in research and development expenses as a percentage of revenue reflected mainly lower revenue. The increase in research and development expenses as a percentage of revenue also reflected product development costs associated with the next generation of Super DLT products and the inclusion of transition expenses, which were $4.8 million, $1.4 million, and $0.2 million in the first, second and third quarters of fiscal year 2002, respectively. These expenses involved employee retention and moving costs for transitional activities related to moving DLTtape engineering from Shrewsbury, Massachusetts, to Boulder, Colorado, and information systems, facilities, and stock compensation costs related to infrastructure and infrastructure support that is transitional and being eliminated as a result of the disposition of the HDD group. Excluding these transition expenses, research and development expenses were $33 million, or 11.5% of revenue, and $92 million, or 10.9% of revenue, for the three and nine months ended December 30, 2001, respectively.

Sales and Marketing Expenses

Sales and marketing expenses in the three months ended December 30, 2001, were $33 million, or 11.5% of revenue, compared to $39 million, or 10.6% of revenue, in the corresponding period of fiscal year 2001. Sales and marketing expenses were $107 million, or 12.6% of revenue, and $115 million, or 10.5% of revenue, in the first nine months of the fiscal year 2002 and 2001, respectively.

The increase in sales and marketing expenses as a percentage of revenue primarily reflects lower revenue. The decrease in actual sales and marketing expenses reflects staffing reductions and reduced advertising and marketing programs. This decrease was partially offset by the inclusion of $2.6 million, $1.3 million and $0.2 million of transition expenses in the first, second, and third quarters of fiscal year 2002, respectively. These expenses represent corporate sales, marketing and stock compensation costs related to transitional activities that are being eliminated as a result of the disposition of the HDD group. Excluding transition expenses, sales and marketing expenses were $33 million, or 11.5% of revenue, and $102 million, or 12.1% of revenue for the three and nine months ended December 30, 2001, respectively.

General and Administrative Expenses

General and administrative expenses in the three months ended December 30, 2001, were $31 million, or 10.7% of revenue, compared to $19 million, or 5.2% of revenue, in the corresponding period of fiscal year 2001. General and administrative expenses were $86 million, or 10.1% of revenue, and $57 million, or 5.2% of revenue, in the first nine months of the fiscal year 2002 and 2001, respectively.

The increase in general and administrative expenses as a percentage of revenue reflected both lower revenue and higher expenses. The increase in general and administrative expenses reflected the addition of M4 Data operating expenses and goodwill together with approximately $3 million of legal fees associated with the Imation lawsuit and transition expenses. The acquisition of M4 Data resulted in a quarterly charge for goodwill amortization of $1.5 million in the first three quarters of fiscal year 2002. Similar levels of legal fees associated with the Imation lawsuit are expected in the next several quarters. Transition expenses of $6.3 million, $3.7 million and $3.6 million were incurred in the first, second and third quarters of fiscal year 2002, respectively. These expenses represent corporate and stock compensation costs related to transitional activities that are being eliminated as a result of the disposition of the HDD group.

Excluding expenses related to transitional activities, general and administrative expenses were $27 million, or 9.5% of revenue, and $72 million, or 8.5% of revenue for the three and nine months ended December 30, 2001, respectively.

Purchased In-process Research and Development Expense

Quantum expensed purchased in-process research and development of $13 million and $3 million as a result of the acquisition of M4 Data in April 2001 and certain assets of Connex in August 2001, respectively.

The amount of the purchase price allocated to in-process research and development related to the acquisition of M4 Data was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 34%, which represents a premium to Quantum’s cost of capital. The expected revenue assumes a six-year compound annual growth rate of 27% during fiscal years 2002 through 2008. Expected revenue from the purchased in-process projects grows from approximately $60 million in 2002 to more than $260 million in 2008. These projections are based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

The amount of the purchase price allocated to in-process research and development related to the acquisition of certain assets of Connex was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 25%, which represents a premium to Quantum’s cost of capital. The expected revenue assumes a six-year compound annual growth rate of 60% during fiscal years 2003 through 2008. Expected revenue from the purchased in-process projects grows from approximately $18 million in 2003 to $24 million in 2005, and then, as other new products and technologies are expected to enter the market, declines to $5 million in 2008. These projections are based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

Special Charges

DLTtape Restructuring

During the fourth quarter of fiscal year 2000, Quantum recorded a special charge of $40 million. The charge was primarily focused on Quantum’s DLTtape division and reflected Quantum’s strategy to align its DLTtape drive operations with market conditions at that time. These conditions included slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in relatively flat to declining DLTtape drive shipments. The special charge included a reduction of overhead expenses throughout the DLTtape division and an acceleration of Quantum’s low cost manufacturing strategy, which includes moving volume production of certain DLTtape drives from Colorado Springs, Colorado to Penang, Malaysia.

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

DLTtape Drive Severance

Quantum recorded a special charge of $7 million in the third quarter of fiscal year 2001. This was a result of Quantum’s decision to establish close proximity between its design and manufacturing operations in order to accelerate time-to-market for future products within its DLTtape drive product family. This has impacted engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions were transitioned to Boulder, Colorado.

The special charge is related to severance and benefits associated with terminated employees affected by this plan, which was completed in the third fiscal quarter of 2002.

Business Restructuring and Other

In the first quarter of fiscal year 2002, Quantum recorded $48 million of special charges. These charges consisted of stock compensation and severance charges related to the disposition of the HDD group, restructuring costs incurred in order to align resources with the requirements of Quantum’s ongoing operations, and other cost reduction activities. The total cash portion of these charges is $15 million, of which $11 million has been paid through December 30, 2001.

The remaining $4 million of these charges is comprised of facilities charges of $3 million and contract cancellation fees of $1 million. The contract cancellation fees will be paid over the next two fiscal quarters. The facilities charges relate to vacant facilities in Irvine, California, and Colorado Springs, Colorado, and will be paid over the respective lease terms through the third quarter of fiscal year 2006.

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

Corporate Severance Charges

Severance charges of $9 million were incurred in the first quarter of fiscal year 2002, for the termination of corporate employees as a result of the disposition of the HDD group. Severance charges of $3.5 million were reversed in the third quarter of fiscal year 2002 as a result of a reduction in estimated merger related severance costs.

Restructuring and Other Costs

Approximately $22 million of special charges were incurred in the first quarter of fiscal year 2002 related to:

•
Staff reductions and other costs associated with cost saving actions in tape automation system activities ($14 million), which were comprised of severance costs of $2 million; vacant facilities costs of $4 million for facilities in Irvine, California; sales and marketing demonstration equipment and inventory disposals of $7 million; and contract cancellation fees of $1 million;

•	Vacant facilities costs in Shrewsbury, Massachusetts, and Colorado Springs, Colorado ($3 million);

•	Costs associated with discontinuing solid state storage systems, product development and marketing, primarily severance costs and fixed asset write-offs ($2 million); and

•	Other costs ($3 million).

DLTtape drive transfer to Penang, Malaysia, and Other

In July 2001, Quantum announced an additional restructuring of its DLTtape business. This restructuring will result in the transfer of the remaining tape drive production in Colorado Springs, Colorado, to Penang, Malaysia. Additional special charges were recorded related to the severance of employees in Quantum’s NAS Division and the closure of European distributor operations based in Geneva, Switzerland. As a result of these restructurings, Quantum recorded a combined special charge of $17 million in the second quarter of fiscal year 2002.

A special charge of $16 million was recorded related to the transfer of tape drive production from Colorado Springs, Colorado, to Penang, Malaysia, and consisted of the following:

•
Severance and benefits costs of $9 million representing severance for 370 employees. As of December 30, 2001, 230 employees have been terminated, representing $1.8 million in cash expenditures. Additional expenditures of $3.2 million will be made in the fourth quarter of fiscal year 2002 in relation to these terminated employees, representing outplacement costs, long service entitlements and employer insurance and taxes. The remaining employees are to be terminated next fiscal quarter with associated payments made over the next two fiscal quarters.

•	Vacant facilities costs of $4 million in Colorado Springs, Colorado. These facilities charges will be paid over the respective lease terms through the first quarter of fiscal year 2003.

•	Write-off of fixed assets and leasehold improvements of $3 million.

A special charge of $1 million was recorded related to the closure of Quantum’s Geneva, Switzerland sales office, reflecting vacant facilities costs and severance charges recorded for 21 engineers in Quantum’s NAS Division who were terminated.

An additional special charge of $3 million was incurred in the third quarter of fiscal year 2002. A charge of $2 million represented severance costs and the write-off of fixed assets related to the closure of European distributor operations and $1 million related to severance costs for employee reductions in the Storage Solutions group.

Quantum expects to realize annual cost savings from the “DLTtape Restructuring”, “DLTtape Drive Severance”, “Business Restructuring and Other” and “DLTtape drive transfer to Penang, Malaysia, and Other” plans of approximately $65 million. Approximately $20 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs, with the remaining amount in operating expenses, mainly research and development, as a result of ending research on certain optical-based storage solutions and a reduction in headcount, and sales and marketing due to a reduction in headcount. However, Quantum’s experience has been that certain factors including sales volume and price reductions have offset these savings.

Interest and Other Income/Expense

Net interest and other income for the three and nine months ended December 30, 2001, was $6.3 million in expense and $11.7 million in expense, respectively, compared to $0.6 million in income and $1.7 million in income, respectively, for the corresponding periods in fiscal year 2001.

The change from income to expense mainly reflected write-downs that were made to equity investments in the three and nine months ended December 30, 2001, of approximately $3.2 million and $7.9 million, respectively. Also contributing to the movement from income to expense was reduced interest income, as a result of lower interest rates, and higher interest expense as a result of the debentures that were issued in connection with the M4 Data acquisition.

Income Taxes

The tax provision/benefit recorded for the three and nine-month periods ended December 30, 2001, were $2.3 million provision and $15.1 million benefit, respectively, and reflect the non-deductibility of write downs of equity investments, purchased in-process research and development, and other special charges. The effective tax rate on income excluding special charges, purchased in-process research and development, investment and inventory write-down, and transition expenses was 34% for the three and nine-month periods ended December 30, 2001, compared to 36% for the three and nine-month periods ended December 30, 2000.

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

In the second and third quarters of fiscal year 2002, Quantum recorded additional non-cash gains of $4 million and $1 million, respectively, on the disposition of the HDD group for stock compensation charges reversed because certain employees transferred to Maxtor were subsequently terminated by Maxtor during the respective quarters and did not vest in all the restricted stock previously granted.

The discontinued operations loss of $3 million for the third quarter of fiscal year 2001, and income of $5 million for the nine months ended December 31, 2000, represent the results of operations of the HDD group.

NET INCOME

Net income for the three and nine-month periods ended December 30, 2001, was impacted by non-recurring items and transition expenses, as already discussed. The total effect of these items on reported earnings is summarized in the following table (in thousands).

	Three months ended December 30, 2001		Nine months ended December 30, 2001
Special charge (benefit)		$(1,216)		$63,932
Inventory write-down included in cost of revenue		—		7,016
Transition expenses
Cost of revenue	343		4,605
Research and development	228		6,454
Sales and marketing	223		4,079
General and administrative	3,613	4,407	13,627	28,765

Purchased in-process research and development		—		16,499
Equity investment write-downs included in interest and other income (expense)		2,694		7,364
Gain on disposition of HDD group		(1,240)		(124,112)
Income tax effect		(287)		(31,471)

Total non-recurring items and transition expenses, net of tax		$4,358		$(32,007)

Diluted net income per share excluding the above non-recurring items and transition expenses would be $0.03 per share and $0.20 per share for the three and nine-month periods ended December 30, 2001, respectively.

FUTURE STOCK COMPENSATION AND TRANSITION EXPENSES

The following table summarizes the estimated stock compensation and transition charges to be recorded in future fiscal periods related to the disposition of the HDD group to Maxtor:

	Stock Compensation	Transition Expenses	Total
	(In thousands)
4th quarter fiscal year 2002	$1,500	$1,000	$2,500
Fiscal year 2003	1,500	—	1,500
Fiscal year 2004	1,000	—	1,000
Fiscal year 2005	500	—	500

Total	$4,500	$1,000	$5,500

Stock compensation expenses

Quantum estimates that it will record an additional $4.5 million of stock compensation associated with the employee stock option conversions related to the disposition of the HDD group to Maxtor. Approximately $4.0 million relates to the conversion of unvested HDD options to unvested DSS options for employees remaining with Quantum. This balance will be amortized over the remaining vesting period of these options, which is up to three and a half years. However, if the employee leaves before the stock is vested, future charges will not have to be incurred and prior amounts may be reversed. The balance of $0.5 million relates to the acceleration of unvested DSS and HDD options for employees on a transitional arrangement.

Transition expenses

Certain employees designated for termination on or about the HDD group disposition date, but who remained employed by Quantum pursuant to a transition service arrangement, continue to provide transition services to Quantum and Maxtor. These transition services involve the relocation of certain activities to Maxtor from Quantum, and for the continuation of certain Quantum services that Quantum will continue to use after the disposition of HDD, scaled back, however, to a size more appropriate for Quantum after the disposition of the HDD group. These transition services include, but are not limited to, activities related to real estate, information systems and equipment, accounting, payroll, sales and marketing, product support, inventory maintenance, procurement, costing, warehouse management, communications and human resources. Under the terms of the transition service arrangement, Maxtor is required to reimburse Quantum for a portion of the transition services. Quantum’s portion of these transition expenses is expected to be approximately $1.0 million in the fourth quarter of fiscal year 2002, excluding stock compensation charges associated with these transition employees.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities were $364 million at December 30, 2001, compared to $399 million at March 31, 2001. Net cash provided by operating activities for the first nine months of fiscal year 2002 was $47 million, and the issuance of common stock provided another $40 million. Quantum used cash in the first nine months of fiscal year 2002 to purchase $44 million of treasury stock, as discussed below. Other uses of cash included a $15 million payment for the cash portion of the M4 Data acquisition, $26 million investment in equity securities, $12 million for the acquisition of certain assets of Connex and $28 million investment in property and equipment.

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

For the nine months ended December 30, 2001, 4.4 million shares of Quantum common stock were repurchased for a total purchase price of $44 million. Since the beginning of the stock repurchase authorization through December 30, 2001, Quantum has repurchased a total of 3.9 million shares of Quantum common stock (that was outstanding prior to the issuance of the DSS and HDD common stocks), 33.6 million shares of DSS common stock and 13.5 million shares of HDD common stock, for a combined total of $610 million. At December 30, 2001, there was approximately $90 million remaining available to purchase Quantum common stock.

In July 1997, Quantum issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum has recorded a receivable from Maxtor of $96 million for the portion of the debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments. Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum’s common stock, the holder would have the option to redeem the notes. Redemption prices range from 107% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness.

In April 2000, Quantum entered into an unsecured senior credit facility, providing a $187.5 million revolving credit line and expiring in April 2003. At Quantum’s option, borrowings under the revolving credit line bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The facility contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line. At December 30, 2001, there was no outstanding balance drawn on the facility and Quantum was in compliance with all credit line covenants.

Notes payable of $41 million were issued as partial consideration for the acquisition of M4 Data in April 2001. These notes are due 2006 and are callable by the holders at their option, beginning April 2002. Quantum has received notice that the holders intend to call the notes in April 2002.

Quantum believes that its existing capital resources, including the credit facility expiring in April 2003 and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. However, this belief assumes that operating results and cash flow from operations will meet Quantum’s expectations. If Quantum were to experience declining sales or gross margins, cash flows form operating activities may be adversely affected.

In the future, Quantum may seek to raise cash through the issuance of debt or equity securities. Such financing may not be available on terms favorable to Quantum, if at all.

The table below summarizes Quantum’s long-term commitments (in thousands):

	Less than 1 year	1-3 years	Beyond 3 years	Total
Convertible subordinated debt	$—	$287,500	$—	$287,500
Portion payable by Maxtor:(1)	—	(95,833)	—	(95,833)

Subtotal	—	191,667	—	191,667
Short-term debt	41,363	—	—	41,363
Operating lease(2)	16,029	19,233	7,977	43,239

Total	$57,392	$210,900	$7,977	$276,269

(1)	Refer to footnote 2 of the condensed consolidated balance sheets.
(2)	Excludes the operating lease residual value guarantee discussed below.

Operating Lease Commitment

As reported in Footnote 15 to the Condensed Consolidated Financial Statements, “Operating Lease Commitment”, Quantum has a lease for the Colorado Springs facility, which is accounted for as an operating lease. Under the terms of this lease, Quantum is committed to make minimum payments of approximately $3.5 million through April 2003. The minimum lease payments will fluctuate with changes to interest rates. At the end of the lease term, Quantum may exercise its option to purchase the facility, or arrange for the leased facility to be sold to a third party with Quantum retaining an obligation to the lessor for the difference between the sale price and a $62.8 million residual value guarantee. In addition, in the event that it became probable that the value of the property at the end of the lease term would be less than the residual value of $62.8 million guaranteed by Quantum, the deficiency would be expensed either immediately or over the remaining term of the lease, which expires in fiscal 2004. If Quantum does not cause the property to be sold to a third party for at least $62.8 million and Quantum is required to pay the difference between the sale price and the $62.8 million to the lessor to satisfy the residual value obligation, such a payment could have a materially adverse impact on Quantum’s business, financial condition and results of operations at that time.

The aforementioned lease requires Quantum to maintain specified financial covenants. Quantum believes that it is in compliance as of December 30, 2001. If in the future Quantum fails to comply, the lease could potentially be terminated, resulting in an acceleration of the obligation to purchase or arrange for the sale of the related property. Quantum has the right to prepay this lease without penalty or adverse consideration. If required, Quantum believes it has sufficient financial resources to retire this lease.

TRENDS AND UNCERTAINTIES

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO QUANTUM OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR QUANTUM’S BUSINESS OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. QUANTUM’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

Quantum is exposed to general economic conditions that have resulted in significantly reduced sales levels and if such adverse economic conditions were to continue or worsen, Quantum’s business, financial condition and operating results could be adversely impacted.

If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, Quantum may experience a material adverse impact on its business, operating results, and financial condition. Quantum took actions and charges in the first three quarters of fiscal year 2002 to reduce cost of sales and operating expenses. A prolonged continuation or worsening of sales trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters. Quantum may be unable to reduce cost of sales and operating expenses at a rate and level consistent with future adverse sales trends or may incur significant special charges associated with such expense reductions that are disproportionate to sales, thereby adversely impacting it’s business, financial condition and operating results.

The disposition of HDD may be determined not to be tax-free, which would result in Quantum or its stockholders, or both, incurring a substantial tax liability, which could materially and adversely affect Quantum’s business, financial condition and results of operations.

Maxtor and Quantum have agreed not to request a ruling from the Internal Revenue Service (the “IRS”), or any state tax authority confirming that the structure of the combination of Maxtor with HDD will not result in any federal income tax or state income or franchise tax to Quantum, or the holders of HDD common stock. Instead, Maxtor and Quantum have agreed to effect the disposition and the merger on the basis of an opinion from Ernst & Young LLP, Quantum’s tax advisors, and a tax opinion insurance policy issued by a syndicate of major insurance companies covering up to $340 million of tax loss to Quantum caused by the disposition and merger.

If the disposition of HDD is determined not to be tax-free and the tax opinion insurance policy does not fully cover the resulting tax liability, Quantum or its stockholders or both could incur substantial tax liability, which could materially and adversely affect Quantum’s business, financial condition and results of operations.

The tax opinion insurance policy issued in conjunction with the disposition of HDD does not cover all circumstances under which the disposition could become taxable to Quantum, and as a result, Quantum could incur an uninsured tax liability, which could materially and adversely affect Quantum’s business, financial condition and results of operations.

In addition to customary exclusions from its coverage, the tax opinion insurance policy does not cover any federal or state tax payable by Quantum if the disposition becomes taxable to Quantum as a result of:

•	A change in relevant tax law;

•	An acquisition representing a 50% or greater interest in Quantum during the two-year period following the merger, whether or not approved by Quantum’s board of directors; or

•	An acquisition representing a 50% or greater interest in Maxtor during the two-year period following the merger, whether or not approved by Maxtor’s board of directors.

If any of these events occur, Quantum could incur uninsured tax liability, which could materially and adversely affect Quantum’s business, financial condition and results of operations.

If Quantum incurs uninsured tax liability as a result of the disposition of HDD, Quantum’s financial condition and operating results could be negatively affected.

If the disposition of HDD were determined to be taxable to Quantum, Quantum would not be able to recover an amount to cover the tax liability either from Maxtor or under the insurance policy in the following circumstances:

•
If the tax loss were not covered by the policy because it fell under one of the exclusions from the coverage under the tax opinion insurance policy described above, insurance proceeds would not be available to cover the loss.

•
If the tax loss were caused by Quantum’s own acts or those of a third party that made the disposition taxable (for instance, an acquisition of control of Quantum during the two-year period following the closing), Maxtor would not be obligated to indemnify Quantum for the amount of the tax liability.

•
If Maxtor were required to reimburse Quantum for the amount of the tax liability according to its indemnification obligations under the HDD disposition, but was not able to pay the reimbursement in full, Quantum would nevertheless be obligated, as the taxpayer, to pay the tax.

In any of these circumstances, the tax payments due from Quantum could be substantial. In order to pay the tax, Quantum would have to either deplete its existing cash resources or borrow cash to cover its tax obligation. Quantum’s payment of a significant tax prior to payment from Maxtor under Maxtor’s indemnification obligations, or in circumstances where Maxtor has no payment obligation, could harm Quantum’s business, financial condition and operating results.

Because the disposition of HDD would be taxable to Quantum if either Maxtor or Quantum undergoes a change of control, Quantum may be a less attractive acquisition candidate for at least two years after the disposition of HDD and, as a result, Quantum’s business and stockholder value could be negatively impacted.

Under the federal tax rules applicable to the disposition, if a 50% or greater interest in either Maxtor or Quantum is acquired within two years after the disposition, the disposition would become taxable to Quantum under circumstances not covered by the tax opinion insurance policy and/or under which Maxtor would be required to pay Quantum for the amount of the tax. Neither Maxtor nor Quantum will have control over all the circumstances under which an acquisition could occur. Because of the tax consequence of an acquisition and change of control, Quantum:

•	May have to forego significant growth and other opportunities;

•	May not be deemed an attractive acquisition target, reducing opportunities for its stockholders to sell or exchange their shares in attractive transactions which might otherwise be proposed; and

•
Will be restricted in its ability to initiate a business combination that its board of directors might wish to pursue because it will not be able to structure the transaction as an acquisition, even if that would otherwise be the most attractive structure.

The foregoing effects of the restriction on an acquisition of Quantum could have a negative impact on Quantum’s business and stockholder value.

Quantum’s business, financial condition and operating results may be harmed as a result of operating solely as a DLTtape and storage solutions business.

Quantum’s operations have consisted of the DLTtape and storage solutions group (DSS) and the HDD group. Operating results of DSS alone may be adversely affected by the loss of one or more of the following benefits that HDD had contributed to Quantum:

•	The ability to leverage the expertise of HDD in areas related to HDD’s core competency in hard disk drives;

•	The opportunity to jointly develop various products, such as online storage solutions;

•	The ability to reduce the cost of data storage solutions more effectively;

•	The ability to use the goodwill and brand recognition associated with HDD;

•	The opportunity to take advantage of a larger market capitalization;

•	The opportunity to take advantage of the benefits of diversification associated with a single company serving the DLTtape, storage solutions and hard disk drive markets.

Maxtor’s failure to perform under the indemnification agreement in connection with Quantum’s convertible debt would harm Quantum’s business, financial condition and operating results.

Maxtor has agreed to assume responsibility for payments of up to $95,833,000 of Quantum’s convertible debt. If Maxtor fails to indemnify Quantum under the indemnification agreement for Maxtor’s portion of the convertible debt, Quantum would have to deplete its existing cash resources or borrow cash to make the payments. As a result, Quantum could experience a material adverse effect on its business, financial condition and operating results.

Quantum may have contingent liabilities for some obligations assumed by Maxtor, and Maxtor’s failure to perform under these obligations could result in significant costs to Quantum that could have an adverse impact on Quantum’s business, financial condition and operating results.

Maxtor has agreed to assume responsibility for certain obligations related to Quantum and HDD, including obligations associated with taxes, real estate, computer equipment, software, litigation, and human resources, including employee retention and termination. If Maxtor fails to perform under these obligations, or if disputes regarding reimbursable amounts arise and cannot be resolved, Quantum may have contingent liability and incur costs that have a material adverse effect on its business, financial condition and operating results.

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

Historical financial information regarding Quantum’s DSS group may not be representative of its future results as a separate company.

The historical financial information regarding DSS does not necessarily reflect what its financial position, operating results, and cash flows would have been had it been a separate, stand-alone entity during the periods presented. In addition, the historical information is not necessarily indicative of what its operating results, financial position and cash flows will be in the future. Quantum has not made adjustments to reflect all significant changes that may occur in its cost structure, funding and operations as a result of its separation from HDD, including changes in its employee base, legal structure, costs associated with reduced economies of scale, marketing expense related to establishing a new brand identity, and costs associated with being a public stand-alone company.

Competition has increased, and may increasingly intensify, in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology, which could materially and adversely affect Quantum’s business, financial condition and results of operations.

Quantum competes with companies that develop, manufacture, market and sell tape drive products. Quantum’s principal competitors include Hewlett-Packard, IBM Corporation, Seagate Technology, Inc., Sony Corporation and Storage Technology Corporation. These competitors are aggressively trying to develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM Corporation and Seagate have formed a consortium to develop and have developed new linear tape drive products. Such products target the high-capacity data back-up market and compete with Quantum’s products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and margins earned on Quantum’s DLTtape and Super DLTtape drives. In addition, the proposed merger between Hewlett-Packard and Compaq Corporation would result in a larger competitor in the tape drive market with greater resources, a potentially greater market reach with a product that competes directly with Quantum’s Super DLT drives and Super DLT media. These factors when combined with the current economic environment, which has resulted in reduced shipments of tape drives, reflected in the fiscal third quarter year-over-year decrease in tape drive sales of 47%, and increased competition, could result in a further reduction in Quantum’s sales prices and margins, which could materially and adversely impact Quantum’s business, financial condition and results of operations.

Competition has increased, and may increasingly intensify, and sales have trended lower in the tape library market as a result of current economic conditions, and, if these trends continue or intensify, Quantum’s business, financial condition and operating results may be materially and adversely affected.

Quantum’s tape library products compete with product offerings of ADIC, Inc., Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek, who also offer tape automation systems incorporating DLTtape and Super DLTtape technology as well as new linear tape technology. In addition, the proposed merger between Hewlett-Packard and Compaq Corporation would result in a larger competitor in the tape automation market with greater resources and a potentially greater market reach. Current economic conditions have been marked by lower information technology investment, particularly for higher priced products, such as high-end tape automation systems. The lower demand has resulted in lower sales as well as increased price competition. If this trend continues or intensifies and/or if competition intensifies, sales and margins may be further reduced which could materially and adversely affect Quantum’s business, financial condition and results of operations.

Competition from alternative storage solutions that compete with Quantum products may increase and, as a result, Quantum’s business, financial condition and operating results may be materially and adversely affected.

Quantum’s products, particularly tape products, including tape drives and automation systems, also compete with other storage technologies, such as hard disk drives. Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If hard disk drive costs continue to decline, the competition resulting from hard disk drive based storage solutions may increase. As a result, Quantum’s business, financial condition and operating results may be materially and adversely affected.

Quantum’s operating results depend on new product introductions, which may not be successful, and, as a result, Quantum’s business, financial condition and operating results may be materially and adversely affected.

To compete effectively, Quantum must improve existing products and introduce new products, such as products based on Super DLTtape technology and network attached storage appliances. Quantum cannot provide assurance that:

•	It will introduce any of these new products in the time-frame Quantum currently forecasts;

•	It will not experience technical or other difficulties that could prevent or delay the introduction of these new products;

•	Its new products will achieve market acceptance;

•
Its new products will be successfully or timely qualified with Quantum’s customers by meeting customer performance and quality specifications because a successful and timely customer qualification must occur before customers will place large product orders; or

•	It will achieve high volume production of these new products in a timely manner, if at all.

These risks may be magnified because technological changes, changes in customer requirements and increasing competition could result in declining sales and gross margins on existing products. As a result, Quantum’s business, financial condition and operating results may be materially and adversely affected.

Reliance on a limited number of third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems, and, as a result, Quantum’s business, financial condition and operating results may be materially and adversely affected.

Quantum depends on a limited number of suppliers for components and sub-assemblies, including recording heads, media cartridges and integrated circuits, all of which are essential to the manufacture of tape drives and tape automation systems.

Quantum currently purchases the DLTtape media cartridges it sells primarily from Fuji Photo Film Co., Ltd. and from Hitachi Maxell, Ltd. Maxell is also the sole supplier of Super DLTtape media cartridges. Quantum cannot provide assurance that Fuji or Maxell will continue to supply an adequate number of high quality media cartridges in the future. If component shortages occur, or if Quantum experiences quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased, and as a result, Quantum’s business, financial condition and operating results could be materially and adversely affected. In addition, Quantum qualifies only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

Furthermore, Quantum’s main supplier of tape heads is located in China. Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs and delays in shipment of Quantum’s products and could materially and adversely impact Quantum’s business, financial condition and operating results.

Quantum’s quarterly operating results could fluctuate significantly, and past quarterly operating results should not be used to predict future performance.

Quantum’s quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, Quantum’s past quarterly operating results should not be used to predict future performance. Quarterly operating results could be materially and adversely affected by a number of factors, including, but not limited to:

•	An inadequate supply of DLTtape media cartridges;

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Declines in network server demand;

•	Failure to complete shipments in the last month of a quarter during which a substantial portion of Quantum’s products are typically shipped; or

•	Increased competition.

A majority of Quantum’s sales come from a few customers and these customers have no minimum or long-term purchase commitments; the loss of, or a significant change in demand from, one or more key customers could materially and adversely affect Quantum’s business, financial condition and operating results.

Quantum’s sales are concentrated with a few customers. Furthermore, customers are not obligated to purchase any minimum product volume and Quantum’s relationships with its customers are terminable at will. Sales to Quantum’s top five customers in the nine months ended December 30, 2001, represented 41% of total revenue, of which sales to Compaq and Hewlett Packard, two companies that have agreed to merge, accounted for 21% and less than 10% of revenue, respectively. HP is a co-founder of a consortium developing and selling a competing tape technology. The loss of, or a significant change in demand from, one or more of these key customers could materially and adversely affect Quantum’s business, financial condition and operating results.

Unpredictable end-user demand, combined with the computer equipment manufacturer trend toward carrying minimal inventory levels, increases the risk that Quantum will manufacture and custom configure too much or too little inventory for particular customers. Significant excess inventory could result in inventory write-downs and losses, while inventory shortages could adversely impact Quantum’s relationship with its customers, either of which could adversely affect Quantum’s business, financial condition and operating results.

Quantum does not control licensee pricing or licensee sales of DLTtape media cartridges and, as a result, Quantum’s royalty revenue may decline, and, as a result, Quantum’s business, financial condition and operating results may be materially and adversely affected.

Quantum receives a royalty fee based on sales of DLTtape media cartridges by Fuji and Maxell. Under Quantum’s license agreements with Fuji and Maxell, each of the licensees determines the pricing and number of units of DLTtape media cartridges sold by it. In addition, other companies may begin to sell DLTtape media cartridges under license agreements. As a result, Quantum’s royalty revenue will vary depending upon the level of sales and prices set by Fuji, Maxell and potentially other licensees. In addition, lower prices set by licensees could require Quantum to lower its prices on direct sales of DLTtape media cartridges, which would adversely impact Quantum’s margins on this product. As a result, Quantum’s business, financial condition and operating results may be materially and adversely affected.

Quantum is currently involved in two lawsuits with Imation; an unfavorable ruling for Quantum in either lawsuit may have a significant adverse impact on Quantum’s business, operations and financial results.

On October 1, 2001, Imation Corporation filed suit against Quantum in the U.S. federal district court in St. Paul, Minnesota, alleging price fixing and conspiracy to manipulate the data storage market. Quantum has asserted counterclaims against Imation in this lawsuit alleging false and deceptive advertising and trademark dilution. On October 3, 2001, Quantum filed suit against Imation in the Superior Court of California in Santa Clara County seeking injunctive relief and damages against Imation. Quantum’s suit against Imation charges that Imation misappropriated Quantum’s trade secrets and engaged in the use of deceptive and misleading advertising and unfair business practices (the “Trade Secret Case”). While Quantum believes that it will prevail in both lawsuits, Quantum anticipates that both lawsuits will require time and resources from management and employees. Consequently, the lawsuits may result in significant litigation costs. In addition, due to the inherent uncertainty of litigation and because additional information may be discovered as the pending litigation progresses, Quantum cannot provide any assurances that it will prevail in either lawsuit.

On October 30, 2001, the Superior Court of California in Santa Clara County issued a Notice of Ruling in the Trade Secret Case granting Quantum’s application for a preliminary injunction against Imation, requiring Imation to pay Quantum a royalty should it choose to sell unqualified DLT tape products. On November 7, 2001, the injunction was officially entered. At trial, Quantum will seek a permanent injunction prohibiting the sale by Imation of unqualified tape products, as well as damages from Imation.            An unfavorable ruling in either case could have a significant adverse impact on Quantum’s business, operations and financial results. In addition, in such an instance, Quantum may be subject to additional legal disputes, which could further divert management’s attention and resources.

Quantum’s royalty revenue is dependent on an installed base of tape drives that utilize Super DLTtape and DLTtape media cartridges, and, if the installed base declines, royalty revenue may decline, and, as a result, Quantum’s business, financial condition and operating results may be materially and adversely affected.

Competition from other tape or storage technologies could result in reduced sales of DLTtape drives and the replacement of currently installed DLTtape drives with drives or other storage products that do not consume DLTtape media. This could cause a decline in the installed base of tape drives that utilize DLTtape media from which Quantum earns a royalty, and a resulting reduction in Quantum’s royalty revenue could materially and adversely affect Quantum’s business, financial condition and results of operations.

Quantum’s non-U.S. locations represent a significant and growing portion of its manufacturing and sales operations; Quantum is increasingly exposed to risks associated with conducting its business internationally.

Quantum manufactures and sells its products in a number of different markets throughout the world. As a result of its global manufacturing and sales operations, Quantum is subject to a variety of risks that are unique to businesses with international operations of a similar scope, including the following:

•	Adverse movement of foreign currencies against the U.S. dollar (in which Quantum’s results are reported);

•	Import and export duties and value-added taxes;

•	Import and export regulation changes that could erode Quantum’s profit margins or restrict its exports;

•	Potential restrictions on the transfer of funds between countries;

•	Inflexible employee contracts in the event of business downturns; and

•	The burden and cost of complying with foreign laws.

In addition, Quantum has operations in several emerging or developing economies that have a potential for higher risk than in the developed markets. Quantum locations in emerging or developing economies include Malaysia and Singapore. The risks associated with these economies include, but are not limited to, political risks and natural disasters. In particular, Quantum’s recent transfer of certain of its manufacturing operations from the United States to Penang, Malaysia has exposed an additional portion of its manufacturing capacity to such political and climactic risks. Political instability or a natural disaster in Malaysia or any other foreign market in which Quantum operates could materially and adversely affect its business, financial condition and results of operations.

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

Pursuant to an operating lease, Quantum has retained an obligation to the lessor for a residual value at the end of the lease term, which could result in Quantum being required to record additional charges and to make a significant cash payment to the lessor, which could materially and adversely impact Quantum’s business, financial condition and results of operations.

Quantum has a lease for the Colorado Springs facility, which is accounted for as an operating lease. At the end of the lease term, Quantum has the option either to purchase the property from the lessor for a $62.8 million residual value, or to cause the property to be sold to a third party, with Quantum retaining an obligation to the lessor for the residual value. The proceeds of a sale to a third party would be used to satisfy the $62.8 million residual value obligation to the lessor. In the event of sale to a third party, Quantum would be liable for the difference between the proceeds resulting from the sale of the property and the $62.8 million obligation to the lessor. If Quantum does not cause the property to be sold to a third party for at least $62.8 million and Quantum is required to pay the difference between the sale price and the $62.8 million to the lessor to satisfy the residual value obligation, such a payment could have a materially adverse impact on Quantum’s business, financial condition and results of operations at that time.

Quantum is exposed to fluctuations in foreign currency exchange rates; an adverse change in foreign currency exchange rates relative to Quantum’s position in such currencies could have a materially adverse impact on Quantum’s business, financial condition and results of operations.

Quantum does not use derivative financial instruments for speculative purposes. Quantum’s policy is to hedge its foreign currency-denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, Quantum uses foreign currency borrowings to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Quantum has used in the past, and may use in the future, foreign currency forward contracts to hedge its exposure to foreign currency exchange rates.

Quantum’s international operations in some instances act as a natural hedge because both operating expenses and sales are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since an insignificant amount of Quantum’s net sales for the nine-month period ending on December 30, 2001, are denominated in currencies other than U.S. dollar, Quantum does not believe that its total foreign exchange rate exposure is significant. Nevertheless, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of that particular foreign currency to equal a specified amount of U.S. dollars than before such rate increase. In such cases, and if Quantum were to price its products and services in that particular foreign currency, Quantum would receive fewer U.S. dollars than it would have received prior to such rate increase. Likewise, if Quantum were to price its products and services in U.S. dollars while competitors priced their products in a local currency, an increase in the relative strength of the U.S. dollar would result in Quantum’s prices being uncompetitive in those markets. Such fluctuations in currency exchange rates could materially and adversely affect Quantum’s business, financial condition and results of operations.

If Quantum fails to protect its intellectual property or if others use Quantum’s proprietary technology without authorization, Quantum’s competitive position may suffer.

Quantum’s future success and ability to compete depends in part upon its proprietary technology. Quantum relies on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect its proprietary technology. Quantum currently holds 99 United States patents and has 74 United States patent applications pending. However, Quantum cannot provide assurance that patents will be issued with respect to pending or future patent applications that Quantum has filed or plans to file or that Quantum’s patents will be upheld as valid or will prevent the development of competitive products or that any actions Quantum has taken will adequately protect its intellectual property rights. Quantum generally enters into confidentiality agreements with its employees, consultants, resellers, customers and potential customers, in which Quantum strictly limits access to, and distribution of, its software, and further limits the disclosure and use of its proprietary information. Despite Quantum’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use its products or technology. Quantum’s competitors may also independently develop technologies that are substantially equivalent or superior to its technology. In addition, the laws of some foreign countries do not protect Quantum’s proprietary rights to the same extent as the laws of the United States.

Third party infringement claims could result in substantial liability and significant costs, and, as a result, Quantum’s business, financial condition and operating results may be materially and adversely affected.

From time to time, third parties allege Quantum’s infringement of and need for a license under their patented or other proprietary technology. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of Quantum, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject Quantum to substantial liabilities and require it to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, Quantum’s business, financial condition and operating results may be materially and adversely affected.

Quantum’s Storage Solutions group is currently not profitable and may never be profitable. In addition, certain of its long-lived assets may become impaired.

Quantum has invested, and will continue to invest, in the development, promotion and sale of storage solutions. Quantum’s operating expenses associated with its storage solution revenue are comparatively high. Therefore, Quantum will need to generate significant storage solution revenues or a significant reduction in related operating expenses to achieve profitability related to this business. Quantum cannot provide assurance that the storage solution group will ever be profitable, and if Quantum continues to invest in storage solution products and they continue to be unprofitable, Quantum’s business, financial condition and operating results may be materially and adversely affected.

At December 30, 2001, goodwill and other acquired intangible assets used in the Storage Solutions group were reviewed for possible impairment in accordance with SFAS 121. Based on projections of undiscounted net cash flows from the Storage Solutions group, Quantum anticipates net cash flows to exceed the carrying value of the assets, so that no impairment existed with respect to Quantum’s goodwill and other acquired intangible assets. However, this analysis uses financial projections involving significant estimates and uncertainties regarding future revenues, expenses and cash flows. Quantum cannot provide assurance that future cash flows and projected cash flows will be sufficient to avoid impairment. As a result, in the future, Quantum may incur impairment charges, which could have a materially adverse impact on the results of operations or the financial condition of Quantum.

Quantum may engage in future acquisitions of companies, technologies or products, and the failure to integrate any future acquisitions could harm its business, financial condition and operating results.

As a part of Quantum’s business strategy, Quantum expects to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include:

•	Difficulties in assimilating the operations and personnel of the acquired companies;

•	Diversion of management’s attention from ongoing business concerns;

•	The potential inability to maximize Quantum’s financial and strategic position through the successful incorporation of acquired technology and rights into its products and services;

•	Additional expense associated with amortization of acquired intangible assets;

•	Maintenance of uniform standards, controls, procedures and policies; and

•	Impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel.

Quantum cannot provide assurance that it will be able to successfully integrate any business, products, technologies or personnel that it may acquire in the future, and its failure to do so could harm its business, financial condition and operating results.

Many of Quantum’s facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to Quantum’s facilities and equipment, which could require Quantum to curtail or cease operations.

Many of Quantum’s facilities are located in Northern and Southern California, near known earthquake fault zones and are therefore vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck California. Quantum is also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, Quantum’s ability to operate its business at its facilities could be seriously, or completely, impaired. The insurance Quantum maintains may not be adequate to cover its losses resulting from disasters or other business interruptions.

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

Quantum plans to continue to invest in businesses that are not profitable at the time of investment. Currently, Quantum’s equity investments have a carry value of approximately $40 million and Quantum intends to invest an additional $20 million in venture capital type equity securities. In the future, impairment losses associated with these investments may have an adverse impact on Quantum’s earnings.

EURO IMPACT

The adoption of a single currency, the Euro, by eleven European countries in January 2002 has not materially affected Quantum’s business, information systems or consolidated financial position, operating results or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on June 29, 2001.

QUANTUM CORPORATION

PART II—OTHER INFORMATION

Item 1.     Legal proceedings

The information contained in Note 7 of the Notes to Condensed Consolidated Financial Statements is incorporated into this Part II, Item 1 by reference.

Item 2.    Changes in securities — Not applicable

Item 3.    Defaults upon senior securities — Not applicable

Item 4.     Submission of matters to a vote of security holders

An annual meeting of the stockholders of Quantum was held on September 13, 2001. Following are the matters voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each such matter:

Matter 1.    Proposal to elect six directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

	For	Withheld
Stephen M. Berkley	140,230,406	2,358,556
David A. Brown	140,145,097	2,443,865
Michael A. Brown	130,166,806	12,422,156
Edward M. Esber, Jr.	141,121,100	1,467,862
Kevin J. Kennedy	141,124,035	1,464,927
Gregory W. Slayton	141,061,531	1,527,431

Matter 2.    Proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Quantum for the fiscal year ending March 31, 2002.

For: 137,104,855	Against: 5,306,498	Abstained: 177,609

Matter 3. Proposal to approve and ratify an amendment to Quantums1996 Board of Directors Stock Option Plan for the purpose of increasing the number of shares reserved for issuance by 600,000 shares.

For: 82,190,690	Against: 60,000,345	Abstained: 397,926

Matter 4. Proposal to approve and ratify the adoption of the Executive Officer Incentive Plan.

For: 137,076,286	Against: 5,156,365	Abstained: 356,310

Item 5.    Other information—Not applicable

Item 6.    Exhibits and reports on Form 8-K.

(a) Exhibits. None.

(b) Reports on Form 8-K None.

II-1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION (Registrant)

Date:	February 12, 2002	By:	/s/ Michael J. Lambert
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer

II-2