Form 10-K
period 2002-03-31
QUANTUM CORP /DE/
filed 2002-07-02
CIK 709283

As filed with the Securities and Exchange Commission on July 1, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-12390

QUANTUM CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-2665054
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Sycamore Drive, Milpitas, California	95035
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 944-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
QUANTUM CORPORATION-DLT & STORAGE SYSTEMS GROUP COMMON STOCK	NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES B JUNIOR PARTICIPATING PREFERRED STOCK	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

7% CONVERTIBLE SUBORDINATED NOTES DUE 2004

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was $444,724,914 on June 25, 2002, based on the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of the close of business on June 25, 2002, the registrant had 156,614,213 shares of Quantum Corporation common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K Report.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words “estimate,” “anticipate,” “expect”, “believe”, or similar expressions. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products, anticipated gross margins, operating results and expenses, mix of revenue streams, expected revenue from purchased in-process projects, cost savings, stock compensation, the performance of our media business and the sufficiency of cash to meet planned expenditures, are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements are based on management’s current expectations and are subject to certain risks and uncertainties. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding the slowdown in IT spending and the corresponding reduction in the demand for DLTtape and SuperDLTtape drives and tape automation products; (4) our continued receipt of media royalties from Maxell, Fuji and other media manufacturers; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; (12) our ability to work with industry leaders to deliver integrated business solutions to customers; (13) the ability of our competitors to introduce new products that compete successfully with our products, which could be magnified given the consolidation of our customer base as a result of the Hewlett-Packard and Compaq merger and Hewlett-Packard’s participation in the LTO consortium, a tape drive and media format competing with Quantum’s SuperDLT products; (14) our ability to accelerate penetration into the mid-range NAS market through our acquisition of Connex; (15) our ability to obtain significant market share with our SuperDLT product, given the combined Hewlett-Packard and Compaq’s decision to market both the LTO and SuperDLT platforms versus Compaq’s historical approach of exclusively marketing SuperDLT; (16) the general economic environment and the continued growth of the storage industry; (17) our ability to sustain and/or improve our cash and overall financial position; and (18) those factors discussed under “Trends and Uncertainties” elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update information in any forward-looking statement.

ITEM	1. Business

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE: DSS), founded in 1980, is a long-standing leader in data protection, optimizing customer investments by providing simple, scalable network solutions from the desktop to the data center. Our products provide backup, archiving and recovery of business-critical data through solutions that deliver high performance, reliability, cost effectiveness and scalability. We are the world’s largest supplier of DLTtapeTM automation systems, DLTtape drives, SuperDLTtapeTM drives, and workgroup-class network attached storage appliances.

Until the beginning of fiscal year 2002, we operated our business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”), which were represented by two classes of Quantum common stock, DSS common stock and HDD common stock, which were intended to track separately the respective businesses. Our stockholders approved the tracking stock structure on July 23, 1999, and on August 3, 1999, each authorized share of Quantum common stock was exchanged for one share of DSS common stock and one-half share of HDD common stock. On March 30, 2001, our stockholders approved the disposition of the HDD group to Maxtor Corporation (“Maxtor”). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. The DSS business now represents Quantum, and as such, DSS is no longer a tracking stock, but is now the only common stock for Quantum Corporation.

Business Summary Subsequent to the Disposal of the HDD Group

The disposal of the HDD group to Maxtor represented a major corporate realignment for Quantum. We have continued to operate the DLT & Storage Systems business, which consists of two main business segments: the DLT group and the Storage Solutions group. The DLT group consists principally of the DLT business. The Storage Solutions group includes tape automation systems and solutions and network attached storage (“NAS”) solutions.

Both business groups experienced declining revenues and lower gross margins in fiscal year 2002. The primary factors driving this trend were generally weak economic conditions during the year, marked by reduced spending on Information Technology (“IT”), and increased competition from other computer equipment manufacturers. Because of these trends and the reduced corporate infrastructure required following the disposition of the HDD group, we took several cost reduction actions, which are described in more detail within “Special Charges” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We can make no assurances that these actions and any future actions we may take will be sufficient to offset the financial impact of declining revenues and lower margins.

DLT Group (DLTG)

In this group, we design, develop, manufacture, license, service, and market DLTtape and SuperDLTtape drives (collectively referred to as “tape drives”), as well as DLTtape and SuperDLTtape media cartridges (collectively referred to as “media cartridges”). We earn most of our revenue by selling tape drives and the media cartridges used by those drives. In addition, we also earn a significant portion of our revenue from royalties paid to us by manufacturers who license the media cartridge technology from us. SuperDLTtape technology has a higher storage capacity and transfer rate than DLTtape technology. Both DLTtape and SuperDLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is our half-inch tape technology that is the leader in mid-range UNIX and NT system backup and archive applications.

DLTtape and SuperDLTtape drives store data on DLTtape and SuperDLTtape media cartridges, respectively. Historical use of tape drives has shown that drives use many media cartridges per year. This historical use suggests that the installed base of DLTtape and SuperDLTtape drives will result in continued demand for DLTtape and SuperDLTtape media cartridges. Our media cartridges are manufactured and sold by licensed third-party manufacturers and sold by us directly.

The estimated installed base of more than 1.6 million DLTtape and SuperDLTtape drives generated shipments, by both licensees and by us, of approximately 16.5 million DLTtape and SuperDLTtape media cartridges in fiscal year 2002.

We receive a royalty on DLTtape and SuperDLTtape media cartridges sold by our licensees, which, while resulting in lower revenue per unit than media sold directly by Quantum, generates comparable gross profit dollars. We prefer to have a substantial portion of media cartridge sales occur through this license model because this minimizes our operational risks and expenses and provides an efficient distribution channel. Currently, approximately 81% of media unit sales that contribute to our media revenue occur through this license model. We believe that the large installed base of DLTtape and SuperDLTtape drives, and our licensing of DLTtape and SuperDLTtape media cartridges, is of strategic importance to us because it contributes to both direct sales by us of media cartridges and also provides royalty income from our licensing partners. Media royalties have been a primary source of earnings for us, and this trend is expected to continue.

Storage Solutions Group (SSG)

In SSG, we design, develop, manufacture, service, and market tape automation systems and solutions and network attached storage solutions. Our tape automation systems, tape libraries and autoloaders, serve the entire tape library data storage market from desktop computers to enterprise class computers. We offer a broad line of tape automation systems, which are used to manage, store and transfer data in enterprise networked computing environments. We are also a leading provider of NAS solutions for workgroups, consisting primarily of products that incorporate hard disk drives and an operating system designed to meet the requirements of entry and workgroup and more recently enterprise computing environments, where multiple computer users access shared data files over a local area network.

In April 2001, we completed the acquisition of M4 Data (Holdings) Ltd., (“M4 Data”) a privately held data storage company based in the United Kingdom, to leverage M4 Data’s complementary products and technologies to enhance the range of storage solutions offered to customers. M4 Data provided high performance and scalable tape automation products for the data storage market.

In August 2001, we completed the acquisition of certain assets of Connex Inc., (“Connex”) a wholly owned subsidiary of Western Digital Corporation. This acquisition enabled us to integrate Linux software into our existing NAS appliance operating system, which should enable us to more rapidly introduce NAS products with new and improved feature sets for the mid-range and high-end segments of the NAS market.

Cost reduction programs

Throughout the fiscal year ended March 31, 2002, both DLTG and SSG experienced more rapidly declining revenues and lower gross margins than we had anticipated in our business planning or experienced in previous years. Therefore we found it necessary to broaden and accelerate certain cost reduction programs begun in prior years and to undertake new programs in fiscal year 2002 in an attempt to offset the effects of lower revenues and gross margins. These programs are discussed in detail within “Special Charges” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Products

Our products include:

DLTG:

•
SuperDLTtape drives.    We offer tape drive products based on SuperDLTtape technology, which are targeted to serve workgroup, mid-range and enterprise business needs. The SuperDLT tape drive has a native capacity of 110GB (220GB compressed) and a transfer rate of 11MB per second (22MB compressed).

•	DLTtape drives. The family of DLTtape drives includes drives with up to 40GB of native capacity (80GB compressed) and a sustained data transfer rate of 6MB per second (12MB compressed).

•
SuperDLTtape media cartridges.    The SuperDLTtape media cartridges are designed and formulated specifically for use with SuperDLTtape drives. The capacity of a SuperDLTtape media cartridge is up to 110GB (220GB compressed).

•
DLTtape media cartridges.    The DLTtape family of half-inch tape media cartridges is designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed).

SSG:

•	Tape automation systems. We offer a broad line of DLTtape automation systems, tape libraries and autoloaders that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. Our tape automation systems range from our tape autoloaders, which accommodate a single DLTtape drive, to the P7000 series library, which features Prism Library Architecture™ and can be configured in multiple units to scale up to 245 terabytes of storage capacity. In addition, we offer WebAdmin™, the industry’s first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease. In fiscal year 2001, we introduced modular automation systems with the M1500. The M1500 is a modular library that is rack mountable and available in increments of two drives and 20 cartridges that easily scale up to 20 drives and 200 cartridges.

•
Network attached storage solutions.    We manufacture NAS solutions for desktop, workgroup and enterprise applications. These solutions include the Snap Server™ product line and the recently introduced Quantum Guardian™ product line. Guardian products combine the simple operation and low total cost of ownership associated with our Snap Server NAS products, but with a robust feature set and terabytes of capacity, designed for demanding enterprise environments. The Guardian product line features redundant and hot swappable hardware, Snapshot technology and StorageCare™ on-site service to ensure security and availability of business-critical data. Our Snap Server products add reliable and robust storage for workgroup-sized networks. Snap Server products continue to be the market leader in workgroup NAS solutions.

For more information about our products, please visit our website at www.quantum.com.

Customers

Our tape drives have achieved broad market acceptance in the mid-range network server market with leading computer equipment manufacturers such as the recently merged Compaq Computer Corporation (“Compaq”) and Hewlett-Packard Company (“Hewlett-Packard”), Dell Computer Corporation (“Dell”), IBM Corporation (“IBM”), Storage Technology Corporation (“StorageTek”) and Sun Microsystems, Inc. (“Sun”). Customers for our storage solutions, including tape automation systems and NAS solutions include the recently merged Compaq and Hewlett-Packard, EMC Corporation, IBM, Ingram Micro Inc., Micro Tech Industries Inc., Sun and Tech Data Corporation.

Because the leading computer equipment manufacturers have a dominant market share for the computer systems into which our products are incorporated, our sales are concentrated with several key customers. Sales to our top five customers in fiscal year 2002 represented 40% of revenue, compared to 43% of revenue in fiscal year 2001. Sales to the recently merged Compaq and Hewlett-Packard were 21% and 6% of revenue, respectively, in fiscal year 2002, compared to 19% and 10% of revenue, respectively, in fiscal year 2001. These sales concentrations exclude our media revenue that was not sold directly to the top five customers, but which may indirectly result from tape drive and tape library sales to these key customers.

Sales and Marketing

We market our products directly to end customers, manufacturers of computer systems and workstations, distributors, resellers and systems integrators through our worldwide sales force. We also sell our products through the www.quantum.com website.

We support international sales and operations by maintaining sales offices throughout the world. Our international sales, including sales to foreign subsidiaries of United States companies, were 36% of our total revenue in fiscal year 2002 and 35% of our total revenue in both 2001 and 2000 fiscal years.

Strategic Licensing Partners

Fuji Photo Film Co., Ltd. (“Fuji”) and Hitachi Maxell, Ltd. (“Maxell”) have historically been the primary manufacturers of DLTtape media cartridges for Quantum. Sony Corporation (“Sony”) has been licensed to manufacture DLTtape media cartridges and is currently in the final stages of the qualification process. Maxell is also licensed to manufacture SuperDLTtape media and we recently finalized a license agreement with Fuji for the manufacture of SuperDLTtape media. Our license agreements with Fuji, Maxell and Sony allow those companies to independently sell tape media cartridges for which we receive royalties. We believe these strategic license agreements can expand the market for DLTtape and SuperDLTtape technology and provide customers with multiple channels for obtaining tape media cartridges.

As part of the settlement of the lawsuits (refer to Note 18 ‘Litigation’ to the consolidated financial statements) with Imation Corporation (“Imation”), we are working with Imation to complete the qualification process in relation to DLTtape media, and upon qualification, Imation will become a licensing partner of Quantum.

In fiscal year 1999, we entered into a manufacturing license and marketing agreement with Tandberg Data ASA (“Tandberg”), a European-based data storage company, through which Tandberg has become an independent manufacturer of DLTtape drives, and can manufacture products based on SuperDLTtape technology. Under the terms of the agreement, we receive royalties on all DLTtape drives that Tandberg manufactures and sells. Tandberg also markets a full spectrum of DLTtape drives, DLTtape media cartridges and tape automation systems.

In fiscal year 2000, we entered into a manufacturing license agreement with Benchmark Tape Systems Corporation (“Benchmark”), a company dedicated to the development of tape backup and archive systems, through which Benchmark can manufacture and sell certain versions of tape drives based on Quantum technology.

Manufacturing

We manufacture DLTtape drives, SuperDLTtape drives and tape automation systems in Penang, Malaysia. We also manufacture tape automation systems in our Irvine, California, facility. With our acquisition of M4 Data in April 2001, we began manufacturing our M1500 modular tape automation systems in Yately, United Kingdom. However, to improve our overall cost competitiveness, we have shifted production of the M1500 modular tape automation systems to our facility in Penang, Malaysia. Network attached storage appliances are manufactured by Sanmina Corporation. Third parties manufacture all of our tape media cartridges.

Research and Development

We invested approximately $127 million, $130 million and $123 million in research and development in fiscal years 2002, 2001 and 2000, respectively. We are focusing our research and development efforts on the development of new tape drives, tape automation systems, NAS solutions, software storage architectures, and other storage solutions and services. In particular, we are currently developing future generations of tape drives based on SuperDLTtape technology, the first of which we began shipping in the first quarter of fiscal year 2002. We are also focusing on a full range of tape automation products, including autoloaders, modular libraries and high-end enterprise libraries for the mid-range market. We maintain research and development facilities in Boulder, Colorado; Irvine, California; San Jose, California; and Wells, United Kingdom.

Competition

Competition in the mid-range network market for tape drives has intensified. In this market we compete primarily with Exabyte Corporation (“Exabyte”), Hewlett-Packard, IBM, Seagate Technology Inc. (“Seagate”), Sony and StorageTek. Hewlett-Packard, IBM and Seagate formed a consortium, which we refer to as the “LTO consortium”, which developed new tape drive products using linear tape open (or LTO) technology. Such products target the high-capacity data storage market and compete with products based on SuperDLTtape technology. Key competitive factors in the tape storage market include capacity, transfer rate, reliability, durability, scalability, compatibility and cost.

Advanced Digital Information Corporation (“ADIC”), Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek offer tape automation systems incorporating DLTtape and SuperDLTtape technology. We expect increased competition from large integrated computer equipment companies, many of which have historically incorporated their own tape storage products into their computer systems, and are broadening their focus on the enterprise-wide computing market.

Our products, particularly tape products, including tape drives and tape automation systems, also compete with other storage technologies, such as hard disk drives. The competition from hard disk drives may increase, especially if hard disk drive prices continue to decline.

In the market for NAS appliances, we compete with Dell, Hewlett-Packard, Intel Corporation, Maxtor and Nortel Networks Corporation. Large traditional suppliers of general-purpose computer servers also offer specialized server storage solutions. Any one of these companies, or any other company, could introduce NAS appliances or another similar storage solution targeted at workgroup and enterprise-level applications that could result in increased competition with our NAS appliances.

Warranty and Service

We generally warrant our products against defects for periods ranging from one to three years from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems generally have a warranty period of one year, with service agreements available to customers to extend or upgrade the warranty service. We closed our in-house product repair facility in Colorado Springs, Colorado, in March 2002. We maintain in-house facilities in Penang, Malaysia, and Dundalk, Ireland, to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide tape library warranty service from our facility in Irvine, California. In addition, we employ various third party service providers throughout the world that perform tape library and automation services for us.

Backlog

We manufacture our products based on forecasts of customer demand. We also place inventory in locations that are strategically located in order to enable certain key customers to obtain the inventory as they need it. Orders are generally placed by customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, we do not believe that orders are an accurate measure of backlog and, therefore, we believe that customer orders are not a meaningful indicator of revenues or material to an understanding of our business.

Employees

The following summary table illustrates the changes in employee headcount we experienced in fiscal year 2002:

Employee headcount at March 31, 2001 (including the HDD group)	5,700
Employees transferred to Maxtor with the disposition of the HDD group	(1,865)
Decreases from cost reduction actions:
Reduced infrastructure following disposition of the HDD group	(443)
Discontinued DLTtape manufacturing in Colorado Springs	(270)
Reduced infrastructure supporting Storage Solutions group	(31)
Increases from acquisitions—M4 Data and Connex	145
Net other (terminations) and additions	(136)

Employee headcount at March 31, 2002	3,100

At March 31, 2002, we had approximately 3,100 regular employees, including approximately 1,900 in manufacturing; approximately 400 in sales and marketing; approximately 350 in research and development; and approximately 450 in general and administrative positions. As of March 31, 2002, approximately 1,900 employees were located in the United States and approximately 1,200 outside of the United States including 870 employees located at our tape manufacturing facility in Penang, Malaysia.

We believe that a great part of our future success will depend on our ability to attract and retain highly skilled employees. We believe that our human resource policy provides reasonable levels of severance pay and other benefits for employees who were affected by reductions in headcount. None of our employees are represented by a union, and we have experienced no work stoppages. We believe that our employee relations are favorable.

Technology

We develop and protect our technology and know-how, principally in the field of computer-based on-line data storage, data backup and data archive technologies.

We presently hold 103 United States patents. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, the rapidly changing computer industry technologies means that our future success will depend primarily on the technical competence and creative skills of our employees rather than on patent protection.

From time to time, third parties have asserted that our manufacture and sale of our products and services has infringed their patents. We conduct ongoing investigations into these assertions and presently believe that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, we cannot provide assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms if at all.

We have signed a patent cross-licensing agreement with IBM and have agreed to a time-limited mutual patent non-assertion agreement with Maxtor covering certain technologies and patents of each party. We may enter into patent cross-licensing agreements with other third parties in the future as part of our normal business activities. These agreements, when and if entered into, would enable us to use certain patents owned by these third parties and to enable these third parties to use certain patents that we own.

Strategy

We remain focused on the following three main priorities for improving our business:

•	Strengthening our product lines in markets that we now serve by providing superior price/performance for our customers;

•	Expanding our markets by introducing product lines into adjacent spaces; and

•	Reducing our cost structure and operating expenses.

We have already launched a number of new products to maintain our market leadership including: the SuperDLT 320 tape drive in the DLT group; and in the Storage Solutions group, the following tape automation products: P4000, P7000, and M2500; and the following NAS products: Snap Server 1100 and Snap Server 4100. In addition, we have several new products that should enable us to expand our markets: the SuperLoader for low-end tape automation, our recently introduced NAS server, the Guardian 14000, for the mid-range NAS market; and the Quantum DX30 for the disk-based backup space. Most of these products have just entered the market.

We are continuing to evaluate and implement plans to reduce our cost structure and operating expenses to enhance our competitiveness. Over the past year we have made considerable progress in lowering our manufacturing costs, including reducing our vendor base, cutting our bill of material costs, even as tape drive volumes have declined, and completing the transition of certain manufacturing operations to our low-cost production facility in Penang, Malaysia. We have also lowered our operating expenses through reductions in employment and facilities, and a more consolidated infrastructure.

In summary, our strategy is to build on our leadership in tape drives, tape automation, and network attached storage to provide customers with an even broader range of data protection and network storage solutions to serve their needs from the desktop to the data center. The investments we have been making over the past year in strengthening our current product lines and expanding our markets—as well as the actions we are continuing to take to reduce our cost structure and operating expenses—are aimed at providing us with a stronger foundation for a return to profitability and growth.

EXECUTIVE OFFICERS OF QUANTUM CORPORATION

Set forth below are the names, ages (as of June 25, 2002), positions and offices held by, and a brief account of the business experience of, each executive officer of Quantum.

Name	Age	Position with Quantum
Michael A. Brown	43	Chairman of the Board and Chief Executive Officer
John B. Gannon	56	President, DLT Group
Michael J. Lambert	40	Executive Vice President and Chief Financial Officer
Jerald L. Maurer	60	Executive Vice President, Human Resources
Barbara H. Nelson	48	Executive Vice President, Corporate Marketing and Strategy
Lawrence M. Orecklin	38	President, Storage Solutions Group

Mr. Brown has been Chairman of the Board and Chief Executive Officer since 1998 and 1995, respectively. Mr. Brown was President of the Desktop Storage Division from 1993 to 1995 and Executive Vice President in a chief operating officer role from 1992 to 1993. Previously, Mr. Brown was named Vice President of Marketing in 1990 and held positions in product and marketing management since joining Quantum’s marketing organization in August 1984. Before joining Quantum, Mr. Brown served in the marketing organization at Hewlett-Packard and provided management consulting services at Braxton Associates. Mr. Brown is also a member of the board of directors of Digital Impact, a publicly held internet marketing company.

Mr. Gannon has been President of the DLT group since November 2001. From February 1999 to August 2001, Mr. Gannon was President of the HDD group and from May 1998 to February 1999, Mr. Gannon was Executive Vice President of Worldwide Sales. Prior to joining Quantum, Mr. Gannon spent seventeen years with Hewlett-Packard, from 1981 to 1998, last serving as General Manager of Commercial Personal Computer Business from 1996 to 1998 and its Digital Audio Tape business from 1993 to 1996.

Mr. Lambert has been Executive Vice President and Chief Financial Officer since June 2001. Prior to Joining Quantum, from July 2000 to May 2001, Mr. Lambert was Senior Vice President and Chief Financial Officer of NerveWire, a systems integration consulting firm. From March 1996 to July 2000, Mr. Lambert spent four years at Lucent Technologies, most recently as Vice President and Chief Financial Officer of the InterNetworking Systems Division. From July 1993 to March 1996, Mr. Lambert spent three years at IBM Storage Systems Division, where he held several financial management positions, including Manager, Worldwide Pricing, and Worldwide Financial Operations. Mr. Lambert also spent three years in strategy consulting with Marakon Associates, as well as four years with Data General Corporation in finance and internal auditing.

Mr. Maurer joined Quantum as Executive Vice President of Human Resources in December 1998. Prior to joining Quantum, Mr. Maurer was Senior Vice President of Human Resources at Seagate Technology from 1996 to 1998. Previously, he was Senior Vice President of Human Resources for Melville Corporation from 1993 to 1996 and spent more than 25 years in a variety of management and human resources positions with companies such as Illinois Bell Telephone Co., AT&T and Aetna Life & Casualty.

Ms. Nelson has been Executive Vice President, Corporate Marketing and Strategy since November 2001. Prior to this, from December 1999, Ms. Nelson was President of Quantum’s DLT group. From September 1999 to December 1999, Ms. Nelson was the General Manager of Quantum’s high-end storage division and before this, from November 1997 to August 1999, Ms. Nelson was Vice President and General Manager of Quantum’s desktop storage division, joining Quantum as Vice President of Marketing in January 1997. Prior to joining Quantum, Ms. Nelson spent 13 years in various management positions at Intel Corporation, including operations manager for private label technology, and seven years in various management positions at Lumina Office Products, Inc., a start-up supplier of consumer office equipment, Maxtor Corporation, and Weitek, Inc., a provider of high-end math microprocessors and application software.

Mr. Orecklin has been President of Quantum’s Storage Solutions group since October 2001. Prior to this, from 1998 to 2001, Mr. Orecklin was a Senior Vice President at Tivoli Systems, a subsidiary of IBM, where he had roles leading the Storage Management business and the Service Provider and Telecommunications Group. From 1995 to 1998, Mr. Orecklin worked at Oracle Corporation, most recently as Vice President of Business Development and Marketing. Before joining Oracle, from 1991 to 1995, Mr. Orecklin held management positions at Corporate Decisions, Inc., a strategy consulting firm.

ITEM 2.    Properties

Our headquarters are located in Milpitas, California. We own or lease facilities in North America, Europe and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of March 31, 2002:

Location	Function	Square Footage
North America
Milpitas, CA	Corporate headquarters	72,000
San Jose, CA	Network attached storage operations including research and development	72,000
Irvine, CA	Tape library administration, manufacturing and research and development	330,000
Shrewsbury, MA	Tape research and development	60,000
Colorado Springs, CO	Tape administration	564,000
Boulder, CO	Tape research and development	95,000
Other North America	Sales offices	19,000

Europe
Dundalk, Ireland	Tape configuration, distribution and service	112,000
Neuchatel, Switzerland	European administration	9,000
Yately, U.K.	Tape library manufacturing	25,000
Other Europe	Sales, engineering, service and administrative offices	46,000

Asia
Tokyo, Japan	Sales office and procurement center	12,000
Singapore City, Singapore	Sales office and distribution	5,000
Penang, Malaysia	Tape drive and library manufacturing and service	160,000
Other Asia	Sales offices	12,000

We believe that our existing facilities are adequate to meet our business needs through the next 12 months. However, there can be no assurance that we will be able to obtain additional space to accommodate future needs or dispose of excess space as required on reasonable terms.

ITEM 3.    Legal Proceedings

For information regarding legal proceedings, refer to Note 18 to the consolidated financial statements.

ITEM 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “DSS”. As of June 25, 2002, the price of our common stock was $4.55 per share. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated.

Fiscal Year 2002	High	Low
First quarter ended July 1, 2001	$12.85	$9.65
Second quarter ended September 30, 2001	10.50	7.60
Third quarter ended December 30, 2001	10.25	7.62
Fourth quarter ended March 31, 2002	10.93	7.35

Fiscal Year 2001	High	Low
First quarter ended July 2, 2000	$11.9375	$9.4375
Second quarter ended October 1, 2000	15.5625	9.4375
Third quarter ended December 31, 2000	16.1250	11.3125
Fourth quarter ended March 31, 2001	14.9375	11.5000

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the future. We anticipate retaining all future funds to finance growth and product development.

As of June 25, 2002, there were approximately 1,723 Quantum stockholders of record including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners.

ITEM 6.    Selected Financial Data

This summary of consolidated financial information of Quantum for fiscal years 1998 to 2002 should be read along with our audited consolidated financial statements contained in this Annual Report on Form 10-K. The summarized financial information was taken from these financial statements, other than the statement of operations data for fiscal years 1998 and 1999 and the balance sheet data at March 31, 1998, 1999 and 2000, which were taken from financial statements included in previous filings on Form 10-K. As a result of the disposition of the HDD business on April 2, 2001, the selected financial information below has been restated to present the results of the HDD business as discontinued operations (refer to Note 4 ‘Discontinued Operations’ to the consolidated financial statements).

A number of items affect the comparability of selected financial information as discussed below:

•
The results of continuing operations for fiscal year 2002 include the effect of $77 million of special charges associated with the disposition of the HDD group and other restructuring activities undertaken as cost reduction measures. The results of operations for fiscal year 2002 also include charges of $13 million and $3 million for purchased in-process research and development in connection with the acquisition of M4 Data and of certain assets of Connex, respectively.

•	The results of discontinued operations for 2002 reflect the gain on disposition of the HDD group.

•	The results of continuing operations for fiscal year 2000 include the effect of a $40 million special charge associated with the cost reduction project to reduce overhead expenses and product cost.

•
The results of continuing operations for fiscal years 1999 and 2000 include charges of $89 million and $37 million for purchased in-process research and development in connection with the acquisitions of ATL Products, Inc. (“ATL”) and Meridian Data Inc. (“Meridian”), respectively.

•
Prior to fiscal year 1999, almost all DLTtape media cartridges were sold directly by us. However, beginning in fiscal year 1999, licensed third party DLTtape media cartridge manufacturers began to sell DLTtape media cartridges for which we received royalties. Our royalty receipts are reported as royalty revenue, which is significantly lower than the equivalent DLTtape media cartridge product revenue. However, this royalty model has generated gross margin dollar contributions that are comparable to that generated by DLTtape media cartridge sales made directly by us.

	For the year ended March 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Product revenue	$878,476	$1,183,845	$1,232,442	$1,181,273	$1,162,725
Royalty revenue	209,316	221,973	186,429	121,463	27,075

Total revenue	1,087,792	1,405,818	1,418,871	1,302,736	1,189,800

Gross margin	385,890	623,036	648,890	579,919	502,214
Research and development expenses	126,629	130,106	122,821	99,330	62,825
Sales and marketing, general and administrative expenses	260,667	231,684	181,495	114,895	69,607
Special charges	77,401	—	40,083	—	—
Purchased in-process research and development expenses	16,499	—	37,000	89,000	—
Income (loss) from operations	(95,306)	261,246	267,491	276,694	369,782
Income (loss) from continuing operations	(82,470)	167,446	145,614	122,991	223,659
Income (loss) from discontinued operations	124,972	(6,760)	(104,770)	(152,526)	(52,858)
Net income (loss)	42,502	160,686	40,844	(29,535)	170,801
Income (loss) per share from continuing operations(1):
Basic	$(0.53)	$1.13	$0.53	$0.77	$1.64
Diluted	$(0.53)	$1.08	$0.51	$0.74	$1.37
Net income (loss) per share(2):
Basic	$0.27		$(0.10)	$(0.18)	$1.25
Diluted	$0.27		$(0.10)	$(0.18)	$1.07

	As of March 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Property, plant and equipment, net	$78,528	$94,700	$78,137	$73,122	$57,399
Total assets	1,193,772	1,899,704	1,862,480	1,804,889	1,698,516
Total long-term convertible debt	287,500	287,500	287,500	287,500	287,500
Net current assets of discontinued operations	—	501,839	674,248	708,610	738,707
Net non-current assets of discontinued operations	—	184,504	102,228	82,636	167,739

(1)
Income (loss) per share from continuing operations for fiscal year 2000 that is presented in the table is for the period from August 4, 1999 through March 31, 2000, after the tracking stock recapitalization that occurred on August 3, 1999. The income per share from continuing operations for the period from April 1, 1999 through August 3, 1999 was $0.36 (basic) and $0.35 (dilutive).

(2)
Net income (loss) per share for fiscal year 2000 that is presented is for the period from April 1, 1999 through August 3, 1999, the date of the tracking stock recapitalization. Net income (loss) per share for fiscal year 2001 is not presented, as there was no single class of stock that represented Quantum in this year.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The results of the DSS business, which now represents Quantum, are presented as “Results of Continuing Operations” and the results of the HDD business are presented as “Results of Discontinued Operations”. The disposition of the HDD group to Maxtor occurred on April 2, 2001.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the following accounting policies require our most difficult, subjective or complex judgments, because of the need to make estimates about the effect of matters that are inherently uncertain (refer to Note 2 to the consolidated financial statements). The judgments and uncertainties that affect the application of those policies in particular, could result in materially different amounts being reported under different conditions or using different assumptions.

Revenue Recognition

Revenue from sales of products to original equipment manufacturers (“OEMs”) and distributors is recognized when passage of title and risk of ownership is transferred to customers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collection is reasonably assured. In the period when the revenue is recognized, allowances are provided for estimated future price adjustments, such as volume rebates and price protection, and future product returns. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers.

These allowances are based on the OEMs’ and distributors’ master agreements, programs in existence at the time the revenue is recognized, historical information, contractual limits and plans regarding price adjustments and product returns. Revenue from distributor arrangements was a significant portion of our total revenue. If we were unable to reliably estimate the amount of future price adjustments and product returns in any specific reporting period, then we would be required to defer recognition of the revenue until the right to future price adjustments and product returns were to lapse and we were no longer under any obligation to reduce the price or take back the product.

Royalty revenue is recognized based on the licensee’s sales that incorporate technology licensed from Quantum. Revenue from separately priced extended warranty and product service contracts is deferred and recognized as revenue ratably over the contract period.

Warranty expense and liability

We warrant our products against defects for periods ranging from one to three years. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on our estimates of future failure rates and our estimates of future costs of repair including materials consumed in the repair, and labor and overhead amounts necessary to perform the repair.

The estimates of future product failure rates are based on both historical product failure data and anticipated future failure rates. If future actual failure rates differ from our estimates, we will record the impact in subsequent periods. Similarly, the estimates of future costs of repair are based on both historical data and anticipated future costs. If future actual costs to repair were to differ significantly from our estimates, we will record the impact in subsequent periods.

Inventory Valuation

We value our inventories that are held for resale to customers at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, and includes direct material, direct labor, factory overhead and other direct costs. Market is “net realizable value”, which for finished goods and goods in process, is the estimated selling price, less costs to complete and dispose of the inventory. For raw materials, it is replacement cost or the cost of acquiring similar products from our vendors. While cost is readily determinable, estimates of market value involve significant estimates and judgments about the future.

We initially record our inventory at cost and each quarter evaluate the difference, if any, between cost and market. The determination of the market value of inventories is primarily dependent on estimates of future demand for our products, which in turn is based on other market estimates such as technological change, competitor actions and estimates of future selling prices.

We record write-downs for the amount that cost of inventory exceeds our estimated market value. No adjustment is required when market value exceeds cost.

Service Inventories

We value our service inventories at the lower of cost or market. Service inventories consists of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use on a temporary or permanent basis, while the defective unit is being repaired. Cost is determined by the FIFO method, and includes direct material, direct labor, factory overhead and other direct costs. Market is “net realizable value”, which for components is replacement cost or the cost of acquiring similar products from our vendors. For finished goods, market value is the estimated selling price less costs to complete and dispose of the inventories. While cost is readily determinable, the estimates of market involve significant estimates and judgments about the future.

We carry service inventories because we provide product warranty for one to three years and earn revenue by providing repair service outside this warranty period. We initially record our service inventories at cost and each quarter evaluate the difference, if any, between cost and market. The determination of the market value of service inventories is dependent on estimates, including the estimated amount of component parts expected to be consumed in the future warranty and out of warranty service, the estimated number of units required to meet future customer needs, the estimated selling prices of the finished units, and the estimated useful lives of finished units.

We record write-downs for the amount that cost of service inventories exceeds our estimated market value. No adjustment is required when market value exceeds cost.

Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At March 31, 2002 the net amount of $252 million represented 21% of total assets. Goodwill and intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over estimated useful lives, which range from three to fifteen years. Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived assets to be

Disposed of, by comparing projected undiscounted net cash flows expected to be derived from the use of those assets against their respective net carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. SFAS No. 121 was applicable to fiscal years ended March 31, 2002 and earlier.

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on significant estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

In June 2001, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which will become effective for us beginning April 1, 2002, under which goodwill will no longer be amortized but will be subject to annual impairment tests. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, with no amortization of goodwill acquired after June 30, 2001. Accordingly, goodwill of $4 million associated with our acquisition of Connex in August 2001 has not been amortized, and the remainder of our goodwill will no longer be amortized beginning April 2002. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of. SFAS No. 144 retains many of the provisions of SFAS No. 121 regarding the testing for impairment of acquired intangibles that are to be amortized. See “Recent Accounting Pronouncements” for further discussion of these new rules.

Special Charges

During the 2000 to 2002 fiscal years, we recorded significant special charges related to non-recurring events and the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken, and consist of the cost of involuntary termination benefits, stock compensation charges, facilities charges and other costs of exiting activities. We will record a liability in the period management approves a restructuring plan if:

•	Management having the appropriate level of authority approves and commits Quantum to the specific plan involving involuntary terminations and / or the exit from certain activities;

•	The period of time to complete the plan indicates that significant changes to the plan of termination are not likely; and

•	The plan involving terminations identifies the number of employees and positions to be terminated, and the benefit arrangement is communicated to affected employees.

Only costs resulting from an exit plan that are not associated with, or that do not benefit activities that will be continued, are eligible for recognition as liabilities at the commitment date.

These charges, for both severance and exit costs, require the extensive use of estimates primarily about the number of employees paid severance, the amount of severance and related benefits to be paid, and the cost of exiting facilities, including estimates and assumptions related to future maintenance costs, our ability to secure a sub-tenant (if applicable) and any sublease income to be received in the future. If we fail to make accurate estimates or to complete planned activities timely, we might record additional charges in the future, and might not be permitted to accrue such charges at the time a restructuring plan is approved, but may have to recognize such costs as incurred.

FISCAL YEAR 2002 COMPARED WITH FISCAL YEAR 2001

This portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Fiscal Year 2002 Compared with Fiscal Year 2001”, as well as other parts of this Annual Report on Form 10-K, contain forward-looking statements as described on page 3 hereof. These statements concerning our financial outlook and the factors and trends impacting that outlook include those below concerning: expected growth in storage solutions revenue; expected shipment dates and sales for new storage solutions products; anticipated customer adoption of our new products; the expected time to market advantage of the SuperDLT 320; the expected impact of a redesign of our SuperDLT tape drives on our costs and gross margins, as well as the timing of such impact; the level of expected competition in the storage solutions group business; and our expectations regarding the future level of margins for our total business. Actual results could vary from those contemplated in such forward-looking statements. For a discussion of factors that could impact our actual results, see “Trends and Uncertainties” elsewhere in this Annual Report on Form 10-K, including “We are exposed to general economic conditions that have resulted in significantly reduced sales levels and if such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be adversely impacted”, “A majority of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments, and the loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results”, “Competition has increased, and may increasingly intensify, in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology, which could materially and adversely affect our business, financial condition and results of operations”, “Competition has increased, and may increasingly intensify, and sales have trended lower in the tape library market as a result of current economic conditions, and, if these adverse trends continue or worsen, our business, financial condition and operating results may be materially and adversely affected”, “Competition from alternative storage solutions that compete with our products may increase and, as a result, our business, financial condition and operating results may be materially and adversely affected”, and “Our operating results depend on new product introductions, which may not be successful, and, as a result, our business, financial condition and operating results may be materially and adversely affected”.

RESULTS OF CONTINUING OPERATIONS

Revenue

	For the year ended March 31,
	2002		2001
	(in thousands)	% of revenue	(in thousands)	% of revenue
Tape drives	$445,381	40.9%	$754,404	53.7%
Tape media	182,851	16.8%	114,067	8.1%
Tape royalty	209,316	19.2%	221,973	15.8%

DLT group	837,548	77.0%	1,090,444	77.6%
Storage solutions	291,415	26.8%	412,800	29.4%
Inter-group elimination*	(41,171)	3.8%	(97,426)	(6.9)%

	$1,087,792		$1,405,818

*	Represents inter-group sales of tape drives for incorporation into tape automation systems, for which the sales are included in storage solutions revenue.

Total revenue in fiscal year 2002 was $1,088 million, compared to $1,406 million in fiscal year 2001. The decline in revenue reflected decreased tape drive revenue, royalty revenue and storage solutions revenue, partially offset by increased tape media revenue.

The decline in tape drive revenue primarily reflected decreased tape drive unit sales volume as well as lower average prices. Our tape drive unit volumes were affected by several major trends, including:

•
A weak IT spending environment particularly in the mid-range total server market, which includes servers priced from approximately $5,000 to $100,000. Our tape drives are commonly included as a backup component to servers and accordingly server demand impacts the demand for our tape products. Mid-range total market unit sales were estimated to be down 35% in calendar year 2001 compared with the prior year;

•	Increased price competition from alternative tape drive vendors and platforms; and

•	A long-term trend toward networked storage, which enables centralization of storage resources and results in fewer tape drives consumed per server sold.

The increase in tape media revenue reflects a media market sales mix shift from DLTtape media, mostly sold by licensed media manufactures, to SuperDLT media, currently primarily sold directly by Quantum.

The slight decrease in tape media royalties reflected a decrease in unit sales and prices of tape media cartridges by licensed media manufacturers for which we earn a royalty based on price.

The decline in storage solutions revenue reflects decreased revenue in tape automation systems and Snap servers, caused primarily by a decrease in unit shipments. Unit shipments were affected by weak IT spending and increased competition. This was particularly true for high-end tape automation systems.

Sales to the top five customers in fiscal year 2002 represented 40% of revenue, compared to 43% of revenue in fiscal year 2001. Sales to Compaq were 21% of revenue in fiscal year 2002, compared to 19% of revenue in fiscal year 2001. Sales to Hewlett-Packard were 6% of revenue in fiscal years 2002, compared to 10% of revenue in fiscal year 2001.

Sales to computer equipment manufacturers and distribution channel customers were 49% and 20% of revenue, respectively, in fiscal year 2002, compared to 59% and 15% of revenue, respectively, in fiscal year 2001. The remaining revenue in fiscal years 2002 and 2001 represented media royalty revenue and sales to value-added resellers.

In addition to the risks that weak IT spending, increased competition and storage centralization may continue or accelerate throughout fiscal year 2003, there is an additional risk factor that could affect our fiscal year 2003 revenues—the recent merger of Hewlett-Packard and Compaq. This merger increases the concentration of our sales and dependency on a single customer. We have more than 25% of our revenue concentrated in this new entity, and therefore could be materially adversely affected if Hewlett-Packard sees any significant decline in storage revenue due to customer loss or integration issues. There is additional risk since the combined entity owns a competing LTO brand of tape drive and media. The combined Hewlett-Packard and Compaq have decided to market both the LTO and SuperDLT platforms, whereas Compaq had exclusively marketed SuperDLT for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq significantly reduces its purchases of DLT and SuperDLT products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially adversely affected. Conversely, to the extent the combined Hewlett-Packard and Compaq increases purchases of DLT and SuperDLT products, our tape drive and media revenues, operating results and financial condition could be positively affected.

We have introduced several new storage solutions products aimed at delivering improved price/performance, as well as at expanding our markets by entering new product and market segments. We expect these products, including the SuperDLT 320, a new drive with higher capacity and transfer rate relative to competitive offerings, which began to ship in the first quarter of fiscal year 2003, to gain sales momentum over the course of the fiscal year. We also expect SuperDLT 320 to have a time to market advantage in the tape drive market.

We believe these new product launches are a positive development. However, given the competitive conditions and reduced IT spending environment, our fiscal year 2003 revenue might be below prior year levels.

Gross Margin Rate

	For the year ended March 31,
	2002	2001
	(dollars in thousands)
DLTG gross margin	$298,951	$488,324
SSG gross margin	86,939	134,712

Quantum gross margin	$385,890	$623,036

DLTG gross margin rate	35.7%	44.8%
SSG gross margin rate	29.8%	32.6%
Quantum gross margin rate	35.5%	44.3%

The gross margin rate in fiscal year 2002 was 35.5%, compared to 44.3% in fiscal year 2001. The gross margin rate decrease mainly reflects lower tape drive sales volumes and prices and to a lesser extent, the media sales mix shift toward direct sales of SuperDLT media and lower media royalties. As a result of competitive pressure, we have offered SuperDLT tape drives at prices below where new DLT generations have historically been introduced.

The gross margin rate decline also reflects transition costs, which includes information systems, facilities, and stock compensation costs that were incurred as a result of the disposition of the HDD group. The gross margin rate decline also reflects an end-of-life write-down of DLTtape drives and parts in the second quarter of fiscal year 2002.

A continuation of the current IT spending slump, industry trends toward centralization and continued or accelerating price-based competition in the tape drive and media markets have the potential to lower volumes and revenue for both tape drives and media, including Quantum branded and royalty media. This in turn has the potential to reduce our gross margin rates.

Increased competition within our Storage Solutions group business also has the potential to lower gross margins, although competitive activity here has typically been, and is expected to be, less intense than the tape drive market. We actively manage both our vendor base and our own designs in an effort to offset any such negative trends.

In the near term, in an attempt to offset any negative trends, we will continue efforts to reduce our tape drive bill of material and parts costs through more efficient vendor management. Over the medium term, we are actively working on a redesign of our SuperDLT tape drives, which is designed to improve costs and gross margins from current levels. We expect to see benefits from these activities as early as the fourth quarter of fiscal year 2003.

We nevertheless expect margins for our total business to remain near the low 30% range, which is where we exited fiscal year 2002.

Operating Expenses

	For the year ended March 31,
	2002			2001
	DLTG	SSG	Total	DLTG	SSG	Total
	(dollars in thousands)
Research and development	$83,080	$43,549	$126,629	$83,826	$46,280	$130,106
% of revenue	10.4%	14.9%	11.6%	8.4%	11.2%	9.3%

Sales and marketing	61,966	76,510	138,476	65,390	87,429	152,819
% of revenue	7.8%	26.3%	12.7%	6.6%	21.2%	10.9%

General and administrative	66,421	55,770	122,191	38,382	40,483	78,865
% of revenue	8.3%	19.1%	11.2%	3.9%	9.8%	5.6%

Total	$211,467	$175,829	$387,296	$187,598	$174,192	$361,790
% of revenue	26.6%	60.3%	35.6%	18.9%	42.2%	25.7%

Research and Development Expenses

Research and development expenses in fiscal year 2002 were $127 million, or 11.6% of revenue, a decrease of $3 million compared to $130 million, or 9.3% of revenue, in fiscal year 2001. The level of spending in DLTG was relatively flat in fiscal year 2002 compared to fiscal year 2001. In SSG, the decrease in research and development expenses resulted primarily from lower salary and salary related expenses, partially offset by the inclusion of M4 Data expenses as well as certain transition expenses. For both DLTG and SSG, the transition expenses include stock compensation expenses, information systems related expenses, facilities related and other expenses incurred related to the disposition of the HDD group.

For fiscal year 2003, we currently anticipate that our research and development expenses in DLTG and SSG will be at approximately the same levels as in fiscal year 2002, as we continue to invest in new product development, support for recently launched products and product improvements. We do not expect to incur significant transition expenses in research and development during fiscal year 2003.

Sales and Marketing Expenses

Sales and marketing expenses in fiscal year 2002 were $138 million, or 12.7% of revenue, a decrease of $15 million compared to $153 million, or 10.9% of revenue in fiscal year 2001. Approximately $3 million of the decrease related to DLTG for lower salary and salary related expenses, travel expenses, and outside services, offset partially by the increase in transition expenses. The remaining $12 million decrease related to SSG for reduced advertising and outside services expenses, salary and salary related expenses, and travel expenses partially offset by transition expenses.

For fiscal year 2003, we currently anticipate that our sales and marketing expenses in DLTG and SSG will be at approximately the same or lower levels compared with fiscal year 2002, as we aim to manage this spending relative to our revenue. We do not expect to incur significant transition expenses in sales and marketing during fiscal year 2003.

General and Administrative Expenses

General and administrative expenses in fiscal year 2002 were $122 million, or 11.2% of revenue, an increase of $43 million, compared to $79 million, or 5.6% of revenue, in fiscal year 2001. Approximately $28 million of the increase was incurred in the DLTG, of which one half relates to legal fees associated with the lawsuits with Imation Corporation (“Imation”) and the related settlement. The remainder relates to other outside professional services and transition expenses. The remaining $15 million increase related to SSG for the addition in fiscal year 2002 of M4 Data’s general and administrative expenses and goodwill amortization following the acquisition of that business, bad debt expense incurred related to a financially troubled European distributor and transition expenses.

For fiscal year 2003, we anticipate that our general and administrative expenses in DLTG and SSG will be at lower levels compared with fiscal year 2002, as we aim to manage this spending relative to the results of our business. We do not expect to incur significant transition expenses in general and administrative expense during fiscal year 2003.

In response to the potential for continued economic weakness, we will be exploring opportunities to reduce our operating cost structure from current levels.

Special Charges

In summary, throughout the fiscal year ended March 31, 2002, both the DLT and Storage Solutions groups experienced more rapidly declining revenues and lower gross margins than we had anticipated in our business planning or had experienced in previous years. We found it necessary to broaden and accelerate certain cost reduction programs begun in prior years and to undertake new programs in the current fiscal year in an attempt to offset the effects of lower revenues and margins.

Our tape drive business has experienced declining quarterly unit shipments in the previous two fiscal years, and more recently, sequential declines in gross margin rates. These trends resulted in Quantum incurring special charges in fiscal years 2000, 2001 and 2002 related to plans to reduce costs in its tape drive business. In fiscal year 2000, we incurred charges related to reducing overhead expenses and to the discontinuation of certain tape drive production in Colorado Springs, Colorado. Remaining tape drive production was discontinued in our Colorado Springs, Colorado, operation in the second quarter of fiscal year 2002.

The Storage Solutions group experienced quarterly operating losses throughout fiscal year 2002. Accordingly, pursuant to plans to reduce our cost structure we recorded special charges in fiscal year 2002 primarily related to employee reductions.

The disposition of the HDD group to Maxtor occurred on April 2, 2001, and changed Quantum from a company with operations supporting over $4 billion in revenue to a company with operations supporting approximately $1 billion in revenue. Accordingly, we incurred significant realignment and special charges in the first quarter of fiscal year 2002 related to the disposition and actions taken to reduce our cost structure to a more appropriate level subsequent to the disposition of the HDD group.

The following three tables detail our special charge activity:

Table 1: Discontinuation of manufacturing in Colorado Springs

	Severance and Benefits	Facilities	Investments	Fixed Assets	Other	Total
	(in thousands)
Special charge provision	$7,646	$13,500	$13,908	$3,163	$1,866	$40,083
Cash payments	(956)	—	—	—	(1,102)	(2,058)
Non-cash charges	—	—	(13,908)	(3,163)	—	(17,071)

Balance March 31, 2000	6,690	13,500	—	—	764	20,954
Cash payments	(5,181)	(748)	—	—	(68)	(5,997)
Non-cash charges	—	(5,219)	—	—	—	(5,219)
Special charge revision	—	(7,000)	—	—	—	(7,000)

Balance March 31, 2001	1,509	533	—	—	696	2,738
Provision associated with the discontinuation of the remainder of the tape drive manufacturing	8,376	5,005	—	3,247	—	16,628
Lease impairment provision	—	11,235	—	—	—	11,235
Cash payments	(7,675)	(533)	—	—	(696)	(8,904)
Non-cash charges	—	—		(3,247)	—	(3,247)

Balance March 31, 2002	$2,210	$16,240	$—	$—	$—	$18,450

During the fourth quarter of fiscal year 2000, we recorded a special charge of $40 million. This charge was primarily related to our DLT group and reflected our strategy to align our DLTtape drive operations with market conditions at that time. These conditions included slower growth in the mid-range server market and increasing centralization of server backup through automation solutions, both of which have resulted in declining DLTtape drive shipments. The charge was aimed at a planned reduction of infrastructure expenses throughout the DLT group and an acceleration of our low cost manufacturing strategy, which included moving volume production of certain DLTtape drives from Colorado Springs, Colorado, to Penang, Malaysia.

The charge consisted of $13 million in leased facility vacant space costs, $14 million for the write-off of investments in optical technology, $8 million for severance and benefits for terminated employees, $3 million for fixed asset write-offs, primarily related to the discontinuation of manufacturing in Colorado Springs, Colorado, and $2 million in other costs associated with the plan.

In the third quarter of fiscal year 2001, we reversed $7 million as a special charge benefit on the statements of operations, which was reflected net of the $7 million special charge described below under “Closure of engineering site”. This reversal was primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado, as a result of improved local economic conditions at that time.

In connection with this special charge, we reduced our workforce by 782 employees. The reduction in force primarily affected employees at our manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLT group. We completed this reduction during the second quarter of fiscal year 2002 with us having incurred total cash expenditures of $11 million associated with employee severance and benefits, facilities and other costs. The vacated leased premises remain vacant.

In July 2001, we announced an additional restructuring of our DLT group. This restructuring resulted in the discontinuation of the remaining tape drive production in Colorado Springs, Colorado. A charge of $16 million was recorded in fiscal year 2002 related to the discontinuation of tape drive production in Colorado Springs, Colorado, and consisted of the following:

•	Severance and benefits costs of $8 million representing severance for 350 employees.

•	Additional vacant facilities costs of $5 million in Colorado Springs, Colorado. These facilities charges will be paid over the respective lease terms through the first quarter of fiscal year 2004.

•	Write-off of fixed assets and leasehold improvements of $3 million.

As of March 31, 2002, 270 employees have been terminated representing $6 million in cash expenditures, with the remaining employees to be terminated in the first quarter of fiscal year 2003. The remaining special charge accrual for severance and benefits costs of $2 million relates to expenditures that will be paid to these employees over the first two quarters of fiscal year 2003.

We recorded an additional vacant facility charge of $11 million in the fourth quarter of fiscal year 2002, related to the operating lease for our Colorado Springs facility, which had been the center of the DLT group manufacturing operations. At the current time, two of the three buildings that comprise the Colorado Springs facility are vacant. At the end of the lease term, Quantum may exercise its option to extend the lease for a year with banking syndicate consent, refinance the lease, purchase the facility, or arrange for the leased facility to be sold to a third party with Quantum retaining an obligation to the lessor for the difference between the sale price and a $63 million residual value guarantee. We periodically review the valuation of the leased facility, and in the fourth quarter of fiscal year 2002, a third party valuation appraisal indicated a contingent lease obligation of approximately $12 million. Of this $12 million total, we recorded a charge of $11 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. The remaining $1 million relates to the portion of the facility we still occupy and is being amortized over the remaining lease period. This charge is further explained in Note 20 ‘Commitments and Contingencies’ to the consolidated financial statements.

Table 2: Strategic realignment and charges related to the disposition of the HDD group

	Severance and Benefits	Facilities	Stock Compensation	Fixed Assets	Demo Equipment	Other	Total
	(in thousands)
Special charge provision	$6,532	$2,744	$17,108	$257	$449	$587	$27,677
Cash payments	(4,503)	(2,744)	—	—	—	—	(7,247)
Non-cash charges	(2,029)	—	(17,108)	(257)	(449)	(587)	(20,430)

Balance at March 31, 2002	$—	$—	$—	$—	$—	$—	$—

In fiscal year 2002, we recorded $28 million of special charges consisting of stock compensation and severance charges related to the disposition of the HDD group, restructuring costs incurred in order to align resources with the requirements of our ongoing operations, and other cost reduction activities. This plan was completed in fiscal year 2002 with total cash charges of $7 million.

The most significant charges are described in more detail below.

Stock Compensation Charges

Stock compensation charges of $17 million were incurred in the first quarter of fiscal year 2002. We expensed stock compensation of $15 million that related to the conversion of vested HDD options into vested

DSS options for employees remaining with Quantum. In addition, we recorded $2 million of stock compensation in connection with corporate employees terminated at the HDD group disposition date whose unvested HDD and DSS stock options and HDD restricted stock converted into shares of DSS restricted stock.

Severance Charges

Severance charges of $6 million were incurred for the termination of corporate employees as a result of the disposition of the HDD group. Additional severance costs of approximately $1 million were incurred in the first quarter of fiscal year 2002 associated with discontinuing business activities related to solid state storage systems.

Facilities Costs

Facilities costs of $3 million were accrued for vacant facilities in Shrewsbury, Massachusetts, and Colorado Springs, Colorado.

Table	3: Other Restructuring Programs

	Severance and Benefits	Fixed assets	Facilities	Demo equipment	Other	Total
	(in thousands)
Closure of engineering site provision	$7,000	$—	$—	$—	$—	$7,000
Cash payments	(1,657)	—	—	—	—	(1,657)

Balance at March 31, 2001	5,343	—	—	—	—	5,343
SSG provision	3,952	—	3,903	6,315	3,569	17,739
European operations provision	1,718	401	530	—	—	2,649
Corporate provision	1,965		412	—	196	2,573
Cash payments	(9,751)	—	(1,435)	—	—	(11,186)
Non-cash charges	—	(401)	(1,015)	(6,315)	(2,510)	(10,241)
Special charge benefit	(1,100)	—	—	—	—	(1,100)

Balance at March 31, 2002	$2,127	$—	$2,395	$—	$1,255	$5,777

Closure of engineering site

We recorded a charge of $7 million in fiscal year 2001 related to the DLT group’s decision to consolidate DLTtape engineering activities. This impacted engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions were eliminated or transitioned to Boulder, Colorado. The charge is related to severance and benefit costs associated with employees terminated as part of this plan.

We have reduced our workforce in this area by 200 employees. During the second quarter of fiscal year 2002, the severance program was completed, representing $6 million in cash expenditures. We reversed a charge of $1 million on our income statement in the third quarter of fiscal year 2002, as a result of lower than expected severance costs.

Storage Solutions group (SSG) overhead reductions

We recorded a charge of approximately $16 million in the first quarter of fiscal year 2002 related to:

•
Staff reductions and other costs associated with cost saving plans in tape automation system activities totaling $14 million, which were comprised of severance costs of $2 million; vacant facilities costs of $4 million for facilities in Irvine, California; sales and marketing demonstration equipment and inventory disposals of $7 million; and contract cancellation fees of $1 million;

•	Other costs of $2 million associated mainly with writing off deferred costs as a result of the abandonment of the Snap IPO.

In addition, charges of $1 million were recorded in both the second and third quarters of fiscal year 2002, for separate employee reductions in the Storage Solutions group.

European operations reorganization:

A charge of $3 million was recorded over the second and third quarters of fiscal year 2002 related to the closure of our Geneva, Switzerland sales office, and associated European distributor operations. These costs reflected vacant facilities costs, severance costs and the write-off of fixed assets.

Corporate overhead reductions

A special charge of $3 million was recorded in the fourth quarter of fiscal year 2002 for employee reductions in our corporate headquarters in Milpitas, California. These costs reflected severance costs for 18 employees, facilities and fixed asset costs, and legal fees.

The $6 million remaining special charge accrual at March 31, 2002 is comprised mainly of obligations for corporate severance, vacant facilities and contract cancellation fees. The corporate severance charges will be paid over fiscal year 2003; the facilities charges relate to vacant facilities in Irvine, California, and will be paid over the respective lease term through the third quarter of fiscal year 2006; the contract cancellation fees will be paid in the next fiscal quarter.

We expect to realize annual cost savings from the restructuring programs detailed in tables 1, 2 and 3 of approximately $60 million. Approximately $20 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs, with the remaining amount in operating expenses, mainly research and development, as a result of ending research on certain optical-based storage solutions and a reduction in headcount, and sales and marketing due to a reduction in headcount.

Subsequent event: Special charge related to the Storage Solutions group

We intend to record a special charge of approximately $6 million in the first quarter of fiscal year 2003 related to the integration of sales and marketing activities within our Storage Solutions group. The charge primarily relates to severance benefits for approximately 90 employees that were severed or will be severed as a result of this restructuring plan.

Purchased In-process Research and Development Expense

We expensed purchased in-process research and development of $13 million and $3 million, respectively, as a result of the acquisition of M4 Data in April 2001 and of certain assets of Connex in August 2001. The following table summarizes the relevant factors used to determine the amount of purchased in process research and development.

	Amount of purchased IPR&D	Estimated cost to complete technology at time of acquisition	Percentage completion at time of acquisition	Overall compound growth rate	Discount rate
	(dollars in millions)
Fiscal year 2002:
M4 Data	$13	$2	58% to 67%	27%	34%
Connex	3	1	26%	60%	25%

	$16	$3

In both acquisitions, the amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. Both discount rates used represent a premium to our cost of capital. All of the projections used are based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

For the M4 Data acquisition, expected revenue from the purchased in-process projects grows from approximately $60 million in 2002 to more than $260 million in 2008. For the Connex acquisition, expected revenue from the purchased in-process projects grows from approximately $18 million in 2003 to $24 million in 2005, and then, as other new products and technologies are expected to enter the market, declines to $5 million in 2008.

The Connex in-process research and development projects were substantially completed by the end of fiscal year 2002. We expect the M4 Data in-process research and development projects to be complete by the end of the second quarter of fiscal year 2003.

For additional information regarding the M4 Data and Connex acquisition, refer to Note 9 to the consolidated financial statements.

Amortization of Goodwill and Intangible Assets

The amortization expense associated with goodwill and intangible assets increased from approximately $27 million in fiscal year 2001 to $37 million in fiscal year 2002. This increase was mainly due to the amortization expense associated with the acquisition of M4 Data in the first quarter of fiscal year 2002. The following table details this amortization expense by classification within our statements of operations:

	For the year ended March 31,
	2002	2001
	(in thousands)
Cost of revenue	$11,769	$8,728
Research and development	1,400	1,389
Sales and marketing	4,447	4,470
General and administrative	18,893	11,920

	$36,509	$26,507

Refer to “Recent Accounting Pronouncements” elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an estimate of the effect on goodwill and intangible assets of adopting SFAS No. 141 and SFAS No. 142 in our subsequent year ending March 31, 2003.

The following table summarizes our goodwill and intangible assets:

	As of March 31,
	2002	2001
	(in thousands)
Goodwill	$206,698	$167,054
Acquired intangible assets	142,530	120,800

	349,228	287,854
Less accumulated amortization	(96,862)	(60,353)

	$252,366	$227,501

Net goodwill and intangible assets at March 31, 2002, and March 31, 2001, represented approximately 21% and 12% of total assets, respectively. The goodwill and intangible assets balances, net of amortization, at March 31, 2002, and March 31, 2001, were $252 million and $228 million, respectively, and included the following goodwill from acquisitions net of amortization (these acquisitions were all integrated into the Storage Solutions group):

	As of March 31,
	2002	2001
	(in thousands)
ATL	$105,720	$114,912
Meridian	21,771	24,674
M4 Data	30,097	—
Connex	3,569	—

	$161,157	$139,586

Goodwill and other acquired intangible assets, excluding the goodwill from the Connex acquisition, are amortized over their estimated useful lives, which range from three to fifteen years. Management, in estimating the useful lives of the goodwill and other intangible assets, considered the following factors:

•	The cash flow projections used to estimate the useful lives of the goodwill and other intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles;

•	The ability to leverage core technology into new NAS and tape automation products, and to therefore extend the life of these technologies.

We assess the recoverability of our assets, including goodwill, in accordance with SFAS No. 121 by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. No such impairment has been identified as of March 31, 2002, with respect to our acquired intangible assets and goodwill.

Stock Compensation Expenses

We incurred stock compensation charges of approximately $85 million in fiscal year 2002, of which approximately $81 million resulted from conversions of employee equity holdings associated with the disposition of the HDD group to Maxtor on April 2, 2001. The following table details these stock compensation charges and the classifications within the consolidated statements of operations:

	Continuing Operations
	Cost of revenue and operating expenses	Special charges	Discontinued Operation	Total
	(in thousands)
Stock compensation related to the disposition of the HDD group:
Conversion of HDD options to DSS options	$3,522	$14,630	$733	$18,885
Conversion of HDD restricted stock to DSS restricted stock	2,869	240	356	3,465
Conversion of unvested DSS options to DSS restricted stock	5,136	1,041	39,272	45,449
DSS unvested option accelerations	2,607	669	1,594	4,870
DSS restricted stock accelerations	2,291	528	5,416	8,235

	16,425	17,108	47,371	80,904
Stock compensation not related to the disposition of the HDD group:
DSS restricted stock	3,736	—	—	3,736

	$20,161	$17,108	$47,371	$84,640

Continuing Operations (Cost of revenue and operating expenses)

Upon the disposition of the HDD group to Maxtor, continuing Quantum employees with HDD stock options and HDD restricted stock had their HDD stock options and restricted stock converted into DSS stock options and restricted stock, respectively. The aggregate intrinsic value of the stock options and restricted stock immediately after the conversion equaled the intrinsic value of the stock options and restricted stock immediately before the conversion. In addition, the ratio of the exercise price per share to the market value per share was not reduced. Compensation of approximately $6 million was expensed in fiscal year 2002, related to unvested options and restricted stock that vested during fiscal year 2002 for continuing Quantum employees.

Employees designated for termination on or about the disposition of the HDD group, but who remained employed by Quantum pursuant to a transition service arrangement, had their unvested HDD and DSS stock options and restricted stock converted into shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the HDD and DSS options and restricted stock at the time of the conversion (vested but unexercised awards were permitted to expire according to their original terms). Compensation related to employees on a transition arrangement of approximately $10 million was expensed in fiscal year 2002. This compensation comprised of restricted stock that vested during fiscal year 2002 and the acceleration of vesting of DSS options for certain employees during fiscal year 2002.

Additional stock compensation expenses of approximately $4 million were recorded in fiscal year 2002 related to restricted stock granted to continuing Quantum employees not in association with the disposition of the HDD group to Maxtor.

Continuing Operations (Special charges)

Upon the disposition of the HDD group to Maxtor, continuing Quantum employees had their HDD stock options converted into DSS stock options. Compensation of approximately $15 million was expensed in fiscal year 2002, related to the intrinsic value of those options vested at the time of the disposition of the HDD group to Maxtor that were converted to vested DSS options.

Employees terminated at the HDD disposition date had their unvested HDD and DSS stock options and restricted stock converted into shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the HDD and DSS options and restricted stock at the time of the conversion (vested but unexercised awards were permitted to expire according to their original terms). Compensation of approximately $2 million was expensed in fiscal year 2002, related to these equity conversions.

Discontinued Operations

Employees transferred to Maxtor on the disposition of the HDD group had their unvested DSS options converted into shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the DSS options and at the time of the conversion. The vesting of existing DSS restricted stock grants was accelerated so that the restricted stock would vest over fiscal year 2002. Compensation of approximately $44 million was expensed in fiscal year 2002, related to employees transferring to Maxtor.

Employees designated for termination at the HDD disposition date and who were employed by the HDD group, had their unvested HDD and DSS stock options and restricted stock converted into shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the HDD and DSS options and restricted stock at the time of the conversion. Compensation expense of $3 million related to the stock conversions and acceleration of vesting of grants issued to former Quantum HDD employees terminated with the closing of the transaction was included in the calculation of the gain on disposal of discontinued operations.

Future Stock Compensation Expenses related to the Disposition of the HDD group

The following table summarizes the estimated stock compensation charges to be recorded in future fiscal periods related to stock option and restricted stock conversions that resulted from the disposition of the HDD group to Maxtor:

(in thousands)
Fiscal year 2003	$1,500
Fiscal year 2004	500
Fiscal year 2005	100

$2,100

This balance relates to the conversion of unvested HDD options to unvested DSS options for employees remaining with Quantum and will be amortized over the remaining vesting period of these options, which is up to two and a half years. However, if the employee leaves before the stock is vested, a portion of future charges will not be incurred and prior amounts may be reversed.

Interest Income and Other and Interest Expense

	For the year ended March 31,
	2002		2001
	(in thousands)	% of revenue	(in thousands)	% of revenue
Interest income and other, net	$15,963	1.5%	$18,985	1.4%
Interest expense	(23,094)	(2.1)%	(17,658)	(1.3)%
Equity investment write-downs	(7,364)	(0.7)%	(938)	(0.1)%

	$(14,495)	(1.3)%	$389	0.0%

Net interest and other income/expense for fiscal year 2002 was a $14 million expense compared to less than $400 thousand income in fiscal year 2001. The change from income to expense reflected $7 million of write-downs for equity investments in fiscal year 2002, reflecting the decline in the value of these investments. Also contributing to this change from income to expense was reduced interest income as a result of lower interest rates, and higher interest expense as a result of the debentures that were issued in connection with the M4 Data acquisition.

Income Taxes

The tax benefit recorded for fiscal 2002 was $27 million compared to a tax provision expense of $94 million for fiscal year 2001. These amounts result in effective tax rates of 25% and 36%, respectively, and reflect the non-deductibility of purchased in-process research and development, equity investment write-downs and certain restructuring charges in fiscal year 2002. The effective tax rates on income from continuing operations excluding purchased research and development, equity write-downs, restructuring charges and transition expenses were 34% and 36% for fiscal year 2002 and fiscal year 2001, respectively. The lower effective tax rate benefit in fiscal year 2002 is primarily attributable to increased non-deductible goodwill amortization, which reduces the benefit rate.

We currently anticipate the effective tax rate for fiscal year 2003 to decrease to approximately 30%, as we intend to provide a valuation allowance against certain short-lived tax assets originating within the fiscal year.

Under a tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of the HDD group, Maxtor has agreed to assume responsibility for payments related to certain taxes, penalties, and interest resulting from the conduct of business by the Quantum DSS group for all periods before our issuance of tracking stock and the conduct of business by the Quantum HDD group for all periods before the disposition of the group to Maxtor. If audit adjustments are successfully asserted with respect to such conduct, and if Maxtor fails to indemnify us under this obligation, we could experience a material adverse effect on our business, financial condition and operating results.

Pursuant to the tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of the HDD group, Maxtor and we provided for the allocation of certain liabilities related to taxes. Maxtor and we presently disagree about the amounts owed by each party under this Agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that we will be successful in asserting our position. If disputes regarding reimbursable amounts cannot be resolved favorably, we may incur costs, including both litigation as well as the payment of the disputed amounts, which could have a material adverse effect on our business, financial condition and operating results.

Income (loss) from Continuing Operations

The loss from continuing operations in fiscal year 2002 was $82 million, compared to income of $167 million in fiscal year 2001. The change from income from continuing operations to a loss from continuing operations reflects the following factors:

•	Decreased revenues and gross margins;

•	HDD disposition-related transition expenses of $30 million related mainly to activities that were eliminated as a result of the disposition of the HDD group;

•	Special charges of $77 million;

•	Expensed purchased in-process research and development of $16 million;

•	Write-downs of investments in other entities of $7 million;

•	Reduced interest income earned on cash investments.

Given the competitive and economic conditions that we have described elsewhere in this Form 10-K, which could result in declining revenues and gross margins, we may experience a loss from operations in fiscal year 2003, despite our efforts to reduce operating expenses.

RESULTS OF DISCONTINUED OPERATIONS

On March 30, 2001, our stockholders approved the disposition of the HDD group to Maxtor. On April 2, 2001, each authorized and outstanding share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

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

In fiscal year 2002, we recorded a non-cash gain of $125 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor. See risk factor entitled—If we incur an uninsured tax liability as a result of the disposition of HDD, our financial condition and operating results could be negatively affected.

The following table sets forth the components of the gain on disposition of the HDD group (in thousands, except exchange ratio and closing price):

Outstanding HDD shares at March 30, 2001	80,085
Exchange ratio of Maxtor shares for HDD shares	1.52

Maxtor shares received	121,729
Maxtor closing price on March 30, 2001	$7.00

Proceeds from the disposition of the HDD group	$852,100
Net assets disposed	(619,757)
Stock compensation	(47,371)
Deferred income taxes	(60,000)

Gain on disposition of HDD group, net of income taxes	$124,972

The following table summarizes the results of the HDD group’s operations for fiscal years 2002 and 2001:

	For the year ended March 31,
	2002	2001
	(in thousands)
Revenue	$ —	$3,046,489
Gross Profit	—	410,867
Operating Expenses	—	434,418
Loss from operations	—	(23,551)
Loss before income taxes	—	(9,660)
Income tax benefit	—	2,900
Loss from discontinued operations	—	(6,760)

SUMMARY OF NON-RECURRING ITEMS AND TRANSITION EXPENSES

The following table summarizes non-recurring items and transition expenses, as already discussed, which impacted net income for fiscal year 2002:

(in thousands)
Special charges	$77,401
Inventory write-down included in cost of revenue	$7,016
Transition expenses	$29,881
Purchased in-process research and development	$16,499
Equity investment write-downs included in interest income and other	$7,364
Gain on disposition of HDD group	$124,972

FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000

RESULTS OF CONTINUING OPERATIONS

Revenue

	For the year ended March 31,
	2001		2000
	(in thousands)	% of revenue	(in thousands)	% of revenue
Tape drives	$754,404	53.7%	$857,895	60.5%
Tape media	114,067	8.1%	147,170	10.4%
Tape royalty	221,973	15.8%	186,429	13.1%

DLT group	1,090,444	77.6%	1,191,494	84.0%
Storage solutions group	412,800	29.4%	323,172	22.8%
Inter-group elimination*	(97,426)	6.9%	(95,795)	(6.8)%

	$1,405,818		$1,418,871

*	Represents inter-group sales of tape drives for incorporation into tape automation systems, for which the sales are included in storage solutions revenue.

Total revenue in fiscal year 2001 was $1,406 million, compared to $1,419 million in fiscal year 2000. The decline in revenue reflected decreased revenue from DLTtape drives, partially offset by increased storage solutions revenue and DLTtape media royalties. The decline in DLTtape drive revenue reflected decreased shipments and a decline in average unit prices due to competitive pricing. The increase in DLTtape media royalties reflected an increase in sales of DLTtape media cartridges by licensed media manufacturers for which we earn a royalty. The increase in storage solutions revenue reflected increased shipments of tape automation systems and NAS appliances, which in part reflected our introduction of these products following the acquisition of Meridian in the second quarter of fiscal year 2000.

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

Gross Margin Rate

	For the year ended March 31,
	2001	2000
	(dollars in thousands)
DLTG gross margin	$488,324	$545,826
SSG gross margin	134,712	103,064

Quantum gross margin	$623,036	$648,890

DLTG gross margin rate	44.8%	45.8%
SSG gross margin rate	32.6%	31.9%
Quantum gross margin rate	44.3%	45.7%

The gross margin rate in fiscal year 2001 was 44.3%, compared to 45.7% in fiscal year 2000. The decrease reflected lower DLTtape drive margins as a result of price declines, and was partially offset by an increase in the proportion of overall revenue represented by DLTtape media royalty and storage solutions.

Operating Expenses

	For the year ended March 31,
	2001			2000
	DLTG	SSG	Total	DLTG	SSG	Total
	(dollars in thousands)
Research and development	$83,826	$46,280	$130,106	$91,518	$31,303	$122,821
% of revenue	8.4%	11.2%	9.3%	8.4%	9.7%	8.7%
Sales and marketing	65,390	87,429	152,819	66,392	52,112	118,504
% of revenue	6.6%	21.2%	10.9%	6.1%	16.1%	8.4%
General and administrative	38,382	40,483	78,865	36,156	26,835	62,991
% of revenue	3.9%	9.8%	5.6%	3.3%	8.3%	4.4%

Total	$187,598	$174,192	$361,790	$194,066	$110,250	$304,316
% of revenue	18.9%	42.2%	25.7%	17.7%	34.1%	21.4%

Research and Development Expenses

Research and development expenses in fiscal year 2001 were $130 million, or 9.3% of revenue, compared to $123 million, or 8.7% of revenue, in fiscal year 2000. The increase in research and development expenses was incurred principally in SSG and reflected an increase in NAS solutions research and development, and in part reflects our acquisition of Meridian in the second quarter of fiscal year 2000.

Sales and Marketing Expenses

Sales and marketing expenses in fiscal year 2001 were $153 million, or 10.9% of revenue, compared to $119 million, or 8.4% of revenue in fiscal year 2000. The increase was incurred principally in SSG for additional marketing expense to build category awareness for NAS applications and brand awareness for our NAS product line and our acquisition of Meridian in the second quarter of fiscal year 2000. The increase also reflected the increased sales and marketing for tape automation systems, including the development of a direct sales channel.

General and Administrative Expenses

General and administrative expenses in fiscal year 2001 were $79 million, or 5.6% of revenue, compared to $63 million, or 4.4% of revenue, in fiscal year 2000. The increase in general and administrative expenses was principally incurred in SSG for increased costs related to tape automation systems and NAS solutions and our acquisition of Meridian in the second quarter of fiscal year 2000.

Purchased In-process Research and Development Expense

We expensed purchased in-process research and development of $37 million as a result of the Meridian acquisition in the second quarter of fiscal year 2000. The following table summarizes the relevant factors used to determine the amount of purchased in-process research and development:

	Amount of purchased IPR&D	Estimated cost to complete technology at time of acquisition	Percentage completion at time of acquisition	Overall compound growth rate	Discount rate
	(in millions)
Fiscal year 2000:
Meridian (Snap):
Server projects	$23	$2	24% to 82%	58%	21%
Operating system	14	4	39%	58%	21%

	$37	$6

On September 10, 1999, we completed the acquisition of Meridian, which introduced NAS products to Quantum’s product portfolio. Four in-process research and development projects were identified and valued, including three Snap NAS server projects and one operating system (“O/S”) project. The Snap server is a family of NAS appliances with products that incorporate hard disk drives and an O/S designed to meet the requirements of entry and workgroup level computing environments where multiple computer users access shared data files over a local area network. Since the O/S represents a significant technology component of the Snap server product, the O/S technology was valued as a separate technology asset. These projects are intended to provide additional capacity and enhanced functionality to current Snap server products. The Snap server projects and the O/S project represent 61% and 39%, respectively, of the total in-process research and development value of $37 million. As of September 10, 1999, the Snap server projects ranged from 24% to 82% complete and the O/S technology project was 39% complete. The Snap server and O/S projects were completed on schedule in fiscal year 2000.

For additional information regarding the Meridian acquisition, refer to Note 9 to the consolidated financial statements.

Amortization of Goodwill and Intangible Assets

The amortization expense associated with goodwill and intangible assets increased from approximately $25 million in fiscal year 2000 to $27 million in fiscal year 2001. This increase reflects the amortization expense related to the acquisition of Meridian being only partially included in fiscal year 2000, as the acquisition was completed in the second quarter of fiscal year 2000.

The following table details this amortization expense by classification within our statements of operations:

	For the year ended March 31,
	2001	2000
	(In thousands)
Cost of revenue	$8,728	$6,815
Research and development	1,389	936
Sales and marketing	4,470	4,158
General and administrative	11,920	12,613

	$26,507	$24,522

The following table summarizes our goodwill and intangible assets:

	As of March 31,
	2001	2000
	(in thousands)
Goodwill	$167,054	$161,333
Acquired intangible assets	120,800	120,800

	287,854	282,133
Less accumulated amortization	(60,353)	(33,845)

	$227,501	$248,288

Net goodwill and intangible assets at March 31, 2001, and March 31, 2000, respectively, represented approximately 12% and 13% of total assets, respectively. The goodwill and intangible assets balance, net of amortization, at March 31, 2001, was approximately $228 million and included goodwill of $115 million from the acquisition of ATL and goodwill of $25 million from the acquisition of Meridian.

Interest Income and Other and Interest Expense

	For the year ended March 31,
	2001		2000
	(in thousands)	% of revenue	(in thousands)	% of revenue
Interest income and other, net	$18,985	1.4%	$18,838	1.3%
Interest expense	(17,658)	(1.3)%	(18,978)	(1.3)%
Equity investment write-downs	(938)	(0.1)%	—	0.0%

	$389	0.0%	$(140)	0.0%

Net interest and other income/expense for the fiscal year 2001 was less than $400 thousand income compared to over $100 thousand expense in fiscal year 2000. The change from expense to income reflected increased interest income as a result of higher average cash balances and higher interest rates, and lower interest expense, partially offset by a write-down of an equity investment.

Income Taxes

Our effective tax rate in fiscal year 2001 was 36% compared to 46% in fiscal year 2000. Excluding the impact of the write-off of purchased in-process research and development for which a tax benefit is not recognizable, the fiscal year 2000 tax rate was 40%. The lower effective rate in fiscal 2001 is primarily attributable to increased foreign earnings taxed at less than the U.S. rate.

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

RESULTS OF DISCONTINUED OPERATIONS

The following table summarizes the results of discontinued operations for fiscal years 2001 and 2000:

	For the year ended March 31,
	2001	2000
	(in thousands)
Revenue	$3,046,489	$3,311,579
Gross Profit	410,867	230,070
Operating Expenses	434,418	420,994
Loss from operations	(23,551)	(190,924)
Loss before income taxes	(9,660)	(178,181)
Income tax benefit	2,900	73,411
Loss from discontinued operations	(6,760)	(104,770)

The decreased revenue for fiscal year 2001 primarily reflected decreased shipments of desktop hard disk drives and lower average unit prices. The lower shipments were attributable to an economic slowdown and a components shortage in the third fiscal quarter.

The increase in gross margin resulted from higher gross margin rates and a special charge of $57 million incurred in fiscal year 2000, of which $16 million was reversed in fiscal year 2001. The higher gross margin rates were due to a shift toward lower cost, higher capacity, higher margin products in both the desktop and high-end divisions. The special charge related to our strategy to modify the HDD business model with the low-cost PC market. The special charge benefit in fiscal year 2001 was due to lower than expected costs resulting from negotiated facility lease cancellations and reduced severance and benefits charges due to our redeployment (rather than the termination) of certain employees.

The increase in operating expenses primarily resulted from expenses associated with the disposition of HDD to Maxtor and higher research and development costs, partially offset by lower sales and marketing and general and administrative expenses. Costs related to the disposition of the HDD group in fiscal year 2001 were $19 million and reflected employee retention, legal, accounting and underwriter fees.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities

We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of fiscal year 2002. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings. At March 31, 2002, we had no derivative financial instruments outstanding. The transition adjustment upon adoption of SFAS No. 133 was not material.

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements become effective for fiscal years beginning after December 15, 2001. Beginning April 1, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, with no amortization of goodwill acquired after June 30, 2001. Since the Connex acquisition occurred after June 30, 2001, the goodwill of $4 million that was recorded upon acquisition is not being amortized. Goodwill that existed at June 30, 2001 continued to be amortized through the end of the fiscal year ended March 31, 2002. In accordance with the provisions of SFAS No. 142, on April 1, 2002 approximately $3 million of assembled workforce will be reclassified to goodwill. Application of the non-amortization provisions of these statements is expected to result in an increase in net income of approximately $5 million ($0.03 per share) per quarter.

In connection with the transitional goodwill impairment evaluation under SFAS No. 142, we will perform an assessment of goodwill impairment as of Quantum’s date of adoption—April 1, 2002. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and then we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting units’ goodwill, determined by allocating the reporting units’ fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

As of the date of adoption of FAS No. 142 on April 1, 2002, we had an unamortized acquired intangible assets balance of approximately $88 million, excluding the amount of assembled workforce reclassified to goodwill, and an unamortized goodwill balance of approximately $164 million, which includes the amount of assembled workforce reclassified to goodwill of approximately $3 million, all of which will be subject to the transition provisions of SFAS No. 141 and No. 142. Transitional impairment losses that will be required to be recognized upon the adoption of SFAS No. 141 and No. 142 are estimated in the range of $85 million to $110 million, based on a preliminary analysis performed in the first quarter of fiscal year 2003.

Accounting for the Impairment or Disposal of Long-lived Assets

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 retains many of the provisions of SFAS No. 121, but significantly changes the criteria that would have to be met to classify assets as held for disposal, such that long lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS No. 144 retains the basics provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. We are required to adopt SFAS No. 144 as of April 1, 2002, and believe its adoption will not have a material impact on our financial position or results of operations.

Accounting for Consideration given by a Vendor to a Customer or a Reseller

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which addresses the accounting for consideration given by a vendor to a customer. The adoption of EITF No. 01-09 did not have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,
	2002	2001	2000
	(dollars in thousands)
Cash and cash equivalents	$343,878	$397,537	$336,720
Days sales outstanding (DSO)	50.1	54.1	55.1
Inventory turns	6.9	5.7	7.6
Net cash provided by operating activities(1)	$38,839	$242,307	$379,613
Net cash used in investing activities(1)	$(93,611)	$(72,652)	$(33,005)
Net cash provided by (used in) financing activities(1)	$1,113	$(108,838)	$(282,531)

(1)	Figures represent continuing operations only.

The following discussion of cash flow activities for each of the fiscal years ended March 31, 2002, 2001 and 2000 relates to continuing operations only.

Fiscal year 2002 compared to Fiscal year 2001

Our cash and cash equivalents position decreased to $344 million at March 31, 2002 from $398 million at March 31, 2001.

Net cash provided by operating activities:

Net cash provided by continuing operating activities decreased to $39 million in fiscal year 2002 from $242 million provided in fiscal year 2001. The primary sources of this change are listed in the following table:

	For the year ended March 31,		Change in cash (used), provided
	2002	2001
	cash (used), provided	cash (used), provided
	(in thousands)
Income (loss) from continuing operations	$(82,470)	$167,446	$(249,916)
Depreciation	40,469	43,624	(3,155)
Accounts receivable	52,947	5,621	47,326
Inventories	36,799	(28,811)	65,610
Accounts payable	(21,007)	(8,086)	(12,921)
Income taxes payable	7,214	30,534	(23,320)
Other, net	4,887	31,979	(27,092)

	$38,839	$242,307	$(203,468)

The loss from continuing operations in fiscal year 2002 was $82 million, a decrease of $250 million from the $167 million income from continuing operations reported in fiscal year 2001. The decrease was primarily caused by the declining revenues and gross margins that we experienced during the year, transitional costs following the disposition of the HDD group and special charges incurred related to our cost reduction projects.

Non-cash depreciation expense was $40 million in fiscal year 2002 compared to $44 million in fiscal year 2001. The decrease primarily was due to a reduction in property and equipment needed to support our ongoing business.

Net cash provided by the change in accounts receivable increased to $53 million for fiscal year 2002 from $6 million in fiscal year 2001, primarily reflecting collection efforts, reduced revenue and lower DSO. Our DSO improved to 50 days in fiscal year 2002 from 54 days in fiscal year 2001, reflecting management emphasis on cash collections in the current economic conditions and also a write off of approximately $3 million in the fourth quarter of fiscal year 2002 related to a financially troubled European distributor.

The net cash provided by the change in inventories was $37 million in fiscal year 2002 compared to net cash used of $29 million in fiscal year 2001, primarily reflecting lower levels of inventory necessary to support the lower revenue in fiscal year 2002 and improved inventory turns. Our inventory turns improved to 6.9 in fiscal year 2002 from 5.7 in fiscal year 2001, reflecting lower inventory levels.

The net cash used in operations attributed to the change in accounts payable primarily reflects prepayments to certain key suppliers in the fourth quarter of fiscal year 2002 to ensure uninterrupted vendor shipments during our upgrade of our accounting system during the first quarter of fiscal year 2003, offset by the lower levels of inventory purchased during fiscal year 2002. The decrease in cash provided by the change in income taxes payable reflects the decrease in income (loss) before income taxes in fiscal year 2002 compared to fiscal year 2001.

Net cash used in investing activities:

Net cash used in investing activities increased to $94 million in fiscal year 2002 from $73 million of net cash used in fiscal year 2001. Approximately $27 million of the increase was due to the acquisition of intangible assets in the M4 Data and Connex acquisitions, and $13 million was due to increased purchases of equity securities, which were $28 million in fiscal year 2002 compared to $15 million in fiscal year 2001. Net cash used for purchases of property and equipment decreased to $42 million in fiscal year 2002 compared to $60 million in fiscal year 2001.

Net cash provided by (used in) financing activities:

Net cash provided by financing activities was $1 million in fiscal year 2002 compared to $109 million used in financing activities for fiscal year 2001. Proceeds from the issuance of common stock provided $48 million in fiscal year 2002 compared to $38 million in fiscal year 2001, principally due to increased stock option exercises. Cash used to purchase treasury stock decreased to $47 million in fiscal year 2002 compared to $146 million in fiscal year 2001.

Forward-looking analysis:

Our ability to generate positive cash flow from operations mainly depends on whether we can sustain or grow our revenues and gross margins. This is highly dependent on many factors including the introduction of competitive products, our ability to timely develop and offer new products, customer acceptance of new products, and continued reductions in our cost of sales and operating expenses. Changes in our accounts receivables and inventories balances have also been significant factors in whether our operating activities provide or use cash from operations. Cash provided by the change in accounts receivable could decrease or become a net use of cash if we are unable to collect adequate amounts of cash from customers on a timely basis. Net cash provided by the change in inventories could decrease or become a net use of cash due to many factors that could undermine our ability to sell our inventory such as the introduction of new products by competitors, shortened product life cycles, and a continued decrease in demand for our products or changes in technology.

Proceeds from the issuance of common stock have been a significant source of cash in the past. In fiscal year 2003 we expect substantially lower proceeds from the issuance of common stock as compared to fiscal year 2002.

We believe that our existing capital resources, including the credit facility expiring in April 2003 and any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is dependent upon our ability to generate revenue and net income growth and positive cash flow from operating activities in the future. If we were to experience declining sales or profit margins, cash flows from operating activities and liquidity would be materially adversely affected, which could impact the continued availability of our existing bank credit facilities, and the future availability of debt or equity arrangements at terms acceptable to us, if at all. It could also affect our ability to make necessary strategic purchases of property and equipment, and tangible and intangible assets. We can make no assurances that we will be able to generate or obtain sufficient amounts of cash in the future.

Fiscal year 2001 compared to Fiscal year 2000

Our cash position increased to $398 million at March 31, 2001 from $337 million at March 31, 2000, a total increase of $61 million.

Net cash provided by operating activities:

Net cash provided by operating activities of continuing operations decreased to $242 million in fiscal year 2001 from $380 million provided in fiscal year 2000. The primary sources of this change are listed in the following table:

	For the year ended March 31,		Change in cash (used), provided
	2001	2000
	cash (used), provided	cash provided
	(in thousands)
Income from continuing operations	$167,446	$145,614	$21,832
Purchased in-process R & D	—	37,000	(37,000)
Depreciation	43,624	33,987	9,637
Accounts receivable	5,621	40,485	(34,864)
Inventories	(28,811)	24,125	(52,936)
Accounts payable	(8,086)	28,456	(36,542)
Income taxes payable	30,534	—	30,534
Other, net	31,979	69,946	(37,967)

	$242,307	$379,613	$(137,306)

In fiscal year 2001, we incurred no special charges nor purchased in-process research and development expenses. In fiscal year 2000, we incurred non-cash special charges of $38 million, included in “other assets and liabilities” in the statements of cash flows, and purchased in-process research and development expenses of $37 million. These expenses reduced our reported net income but did not use any cash in operations. Non-cash depreciation expense increased to $44 million in fiscal year 2001 from $34 million in fiscal year 2000, primarily due to higher purchases of property and equipment during the year.

The net cash provided by the change in accounts receivable decreased to $6 million for fiscal year 2001 from $40 million in fiscal year 2000 primarily reflecting lower levels of revenue partially offset by improved DSO, which improved to 54 days from 55 days in fiscal year 2000.

The net cash used in inventories was $29 million in fiscal year 2001 compared to $24 million of net cash provided in fiscal year 2000. This reflects higher levels of inventory required to support new product launches made in fiscal 2001. Our inventory turns declined to 5.7 in fiscal 2001 compared to 7.6 in fiscal year 2000, reflecting the higher levels of inventory resulting from lower than expected sales of new products.

The net cash resulting from the change in accounts payable was $8 million in fiscal year 2001 compared to $28 million of net cash provided in fiscal year 2000, reflecting the higher levels of inventory purchased during fiscal year 2001. The increase in cash provided by the change in income taxes payable primarily reflects the timing of tax payments.

Net cash used in investing activities:

Net cash used in investing activities increased to $73 million in fiscal year 2001 from $33 million used in investing activities for fiscal year 2000. Approximately $25 million of this increase was due to increased purchases of property and equipment, $11 million of the increase was due to increased purchases of equity securities in fiscal year 2001, which were $14 million in fiscal year 2001 compared to $3 million in fiscal year 2000. The net cash used in investing activities also increased because in fiscal year 2000, the excess of marketable securities maturing exceeded purchases and provided cash from investing activities of $8 million, whereas in fiscal year 2001, the excess of marketable securities maturing exceeded purchases and provided cash of $2 million. Cash used to acquire intangible assets was $3 million lower in fiscal year 2001 compared to fiscal year 2000.

Net cash used in financing activities:

Net cash used in financing activities decreased to $109 million in fiscal year 2001 compared to $283 million used in financing activities for fiscal year 2000. Cash used to purchase treasury stock was $146 million in fiscal year 2001 compared to $304 million in fiscal year 2000. Net principal payments on long-term credit facilities used $1 million in fiscal year 2001, compared to $19 million used in fiscal year 2000. Proceeds from the issuance of common stock provided $38 million in fiscal year 2001 compared to $34 million in fiscal year 2000.

Capital Resources

During fiscal year 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of Quantum, DSS or the previously outstanding HDD common stock. An additional $100 million was authorized for repurchase of the previously outstanding HDD common stock. For the twelve months ended March 31, 2002, 4.7 million shares of Quantum common stock were repurchased for a total purchase price of $47 million. Since the beginning of the stock repurchase authorization through March 31, 2002, we have repurchased a total of 8.6 million shares of Quantum common stock (including 3.9 million that were outstanding prior to the issuance of the DSS and HDD common stocks), 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock, for a combined total of $612 million. At March 31, 2002, there was approximately $88 million remaining authorized to purchase Quantum common stock.

We filed a registration statement that became effective on July 24, 1997, pursuant to which we may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. In July 1997, under the registration statement, we issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). We have recorded a receivable from Maxtor of $96 million for the portion of the debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse us for both principal and associated interest payments. We may redeem the notes at any time. In the event of certain changes involving all or substantially all of our common stock, the holder would have the option to redeem the notes. Redemption prices range from 103% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness.

In April 2000, we entered into an unsecured senior credit facility, providing a $188 million revolving credit line and expiring in April 2003. Of the $188 million credit line, $38 million is committed to a letter of credit, leaving $150 million available. At our option, borrowings under the revolving credit line bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The facility contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line. During the fourth quarter of fiscal year 2002, these covenants were amended to allow, among other things, a write-down of goodwill of up to $175 million upon adoption of SFAS No. 142 in the first quarter of fiscal year 2003. At March 31, 2002, there was no outstanding balance drawn on the facility and we were in compliance with all credit line covenants.

Notes payable of $41 million were issued as partial consideration for the acquisition of M4 Data in April 2001. These notes are due in 2006 and are callable by the holders at their option, beginning in April 2002. The holders called and received payment from Quantum for $36 million in the first quarter of fiscal year 2003 and we have received notification from the holders stating their intention to call the remaining balance of $5 million by the end of the second quarter of fiscal year 2003.

The table below summarizes our long-term commitments:

	Less than 1 year	1–3 years	Beyond 3 years	Total
	(in thousands)
Convertible subordinated debt	$—	$287,500	$—	$287,500
Portion payable by Maxtor(1)	—	(95,833)	—	$(95,833)

Subtotal	—	191,667	—	191,667
Short-term debt	41,363	—	—	41,363
Operating leases(2)	16,658	42,370	10,328	69,356

	$58,021	$234,037	$10,328	$302,386

(1)	Refer to Note 4 to the consolidated financial statements.
(2)	Includes the operating lease residual value contingent obligation discussed below.

Operating Lease Commitment

As reported in Note 20 to the consolidated financial statements, ‘Commitments and Contingencies’, we have a lease for the Colorado Springs facility, which, although accounted for as an operating lease, is commonly referred to as a synthetic lease. A synthetic lease represents a form of financing that under accounting rules is not required to be included in the balance sheet. This synthetic lease is treated as an operating lease for accounting purposes and as a financing lease for tax purposes. Under the terms of this lease, we are committed to make minimum payments of approximately $3 million for the period through April 2003. The minimum lease payments will fluctuate with changes in interest rates. At the end of the lease term, Quantum may exercise its option to extend the lease for a year with banking syndicate consent, refinance the lease, purchase the facility, or arrange for the leased facility to be sold to a third party with Quantum retaining an obligation to the lessor for the difference between the sale price and a $63 million residual value guarantee.

We completed a third party valuation appraisal of the leased facility in the fourth quarter of fiscal year 2002, which indicated a contingent obligation of approximately $12 million under the residual value guarantee. Of this $12 million total, we recorded a charge of $11 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. The remaining $1 million relates to the portion of the facilities we still occupy and is being amortized over the remaining lease period.

The lease requires us to maintain specific financial covenants, which were amended during the fourth quarter of fiscal year 2002 to conform with the amendments to the covenants of the senior credit facility discussed above. We are in compliance with these covenants as of March 31, 2002. If in the future we fail to comply with these covenants, the lease could potentially be terminated, which would result in an acceleration of our obligation to purchase or arrange for the sale of the leased property. We have the right to prepay this lease without penalty or adverse consideration. If required, we believe that we could generate sufficient financial resources to satisfy the guaranteed residual value obligation by arranging for the sale of this facility at a price approximately equal to its recently appraised value and paying the remaining residual value out of our existing cash balances.

TRENDS AND UNCERTAINTIES

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO QUANTUM OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS “ESTIMATE,” “ANTICIPATE,” “EXPECT”, “BELIEVE”, OR SIMILAR EXPRESSIONS. ALL FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, PROJECTIONS OR ESTIMATES CONCERNING OUR BUSINESS, INCLUDING DEMAND FOR OUR PRODUCTS, ANTICIPATED GROSS MARGINS, OPERATING RESULTS AND EXPENSES, MIX OF REVENUE STREAMS, EXPECTED REVENUE FROM PURCHASED IN-PROCESS PROJECTS, COST SAVINGS, STOCK COMPENSATION, THE PERFORMANCE OF OUR MEDIA BUSINESS AND THE SUFFICIENCY OF CASH TO MEET PLANNED EXPENDITURES, ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON MANAGEMENT’S EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS, AND THEY ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

We are exposed to general economic conditions that have resulted in significantly reduced sales levels and if such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be adversely impacted.

If the adverse economic conditions in the United States and throughout the world economy continue or worsen, we may experience a material adverse impact on our business, operating results, and financial condition. We took actions and charges in fiscal year 2002 to reduce our cost of sales and operating expenses in order to address these adverse conditions. A prolonged continuation or worsening of sales trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters. We may be unable to reduce cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment. If we must undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby adversely affecting our business, financial condition and operating results.

A majority of our sales come from a few customers and these customers have no minimum or long-term purchase commitments, and the loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales are concentrated with a few customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. Sales to our top five customers in the year ended March 31, 2002, represented 40% of total revenue.

The recent merger of Hewlett-Packard and Compaq has significantly increased the concentration of our sales and dependency on a single customer. We have more than 25% of our revenue concentrated in this new entity, and therefore could be materially adversely affected if Hewlett-Packard sees any significant decline in storage revenue due to customer loss or integration issues. There is additional risk since the combined entity owns a competing LTO brand of tape drive and media. The combined Hewlett-Packard and Compaq have decided to market both the LTO and SuperDLT platforms, whereas Compaq had exclusively marketed SuperDLT for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq significantly reduces its purchases of DLT and SuperDLT products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially adversely affected.

The disposition of HDD may be determined not to be tax-free, which would result in us or our stockholders, or both, incurring a substantial tax liability, which could materially and adversely affect our business, financial condition and results of operations.

Maxtor and Quantum have agreed not to request a ruling from the Internal Revenue Service (the “IRS”), or any state tax authority confirming that the structure of the combination of Maxtor with HDD will not result in any federal income tax or state income or franchise tax to Quantum or the previous holders of HDD common stock. Instead, Maxtor and we have agreed to effect the disposition and the merger on the basis of an opinion from Ernst & Young LLP, our tax advisors, and a tax opinion insurance policy issued by a syndicate of major insurance companies to us covering up to $340 million of tax loss caused by the disposition and merger.

If the disposition of HDD is determined not to be tax-free and the tax opinion insurance policy does not fully cover the resulting tax liability, we or our stockholders or both could incur substantial tax liability, which could materially and adversely affect our business, financial condition and results of operations.

The tax opinion insurance policy issued in conjunction with the disposition of HDD does not cover all circumstances under which the disposition could become taxable to us, and as a result, we could incur an uninsured tax liability, which could materially and adversely affect our business, financial condition and results of operations.

In addition to customary exclusions from its coverage, the tax opinion insurance policy does not cover any federal or state tax payable by us if the disposition becomes taxable to us as a result of:

•	A change in relevant tax law;

•
An acquisition representing a 50% or greater interest in Quantum which began during the one-year period before and six-month period following the disposition, whether or not approved by our board of directors; or

•
An acquisition representing a 50% or greater interest in Maxtor which began during the one-year period before and six-month period following the disposition, whether or not approved by Maxtor’s board of directors.

If any of these events occur, we could incur uninsured tax liability, which could materially and adversely affect our business, financial condition and results of operations.

If we incur an uninsured tax liability as a result of the disposition of HDD, our financial condition and operating results could be negatively affected.

If the disposition of HDD were determined to be taxable to Quantum, we would not be able to recover an amount to cover the tax liability either from Maxtor or under the insurance policy in the following circumstances:

•
If the tax loss were not covered by the policy because it fell under one of the exclusions from the coverage under the tax opinion insurance policy described above, insurance proceeds would not be available to cover the loss.

•
If the tax loss were caused by our own acts or those of a third party that made the disposition taxable (for instance, an acquisition of control of Quantum which began during the one-year period before and six-month period following the closing), Maxtor would not be obligated to indemnify us for the amount of the tax liability.

•
If Maxtor were required to reimburse us for the amount of the tax liability according to its indemnification obligations under the HDD disposition, but was not able to pay the reimbursement in full, we would nevertheless be obligated, as the taxpayer, to pay the tax (refer to the following risk factor).

In any of these circumstances, the tax payments due from us could be substantial. In order to pay the tax, we would have to either deplete our existing cash resources or borrow cash to cover our tax obligation. Our payment of a significant tax prior to payment from Maxtor under Maxtor’s indemnification obligations, or in circumstances where Maxtor has no payment obligation, could harm our business, financial condition and operating results.

Maxtor’s failure to perform under the indemnification provisions of a tax sharing and indemnity agreement entered into with us providing for payments to us that relate to tax liabilities, penalties, and interest resulting from the conduct of our business prior to the HDD disposition date could have a material adverse effect on our business, financial condition and operating results.

Under a tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of the HDD group, Maxtor has agreed to assume responsibility for payments related to certain taxes, penalties, and interest resulting from the conduct of business by the Quantum DSS group for all periods before our issuance of tracking stock and the conduct of the Quantum HDD group for all periods before the disposition of the HDD group to Maxtor. If audit adjustments are successfully asserted with respect to such conduct, and if Maxtor fails to indemnify us under this obligation or is not able to pay the reimbursement in full, we would nevertheless be obligated, as the taxpayer, to pay the tax. As a result, we could experience a material adverse effect on our business, financial condition and operating results.

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute between Quantum and Maxtor. In the event this dispute is not resolved favorably, we could incur significant costs that could have a material adverse effect on our business, financial condition and operating results.

Pursuant to a tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of the HDD group, Maxtor and we provided for the allocation of certain liabilities related to taxes. Maxtor and we presently disagree about the amounts owed by each party under this Agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that we will be successful in asserting our position. If disputes regarding reimbursable amounts cannot be resolved favorably, we may incur costs, including both litigation as well as the payment of the disputed amounts, which could have a material adverse effect on our business, financial condition and operating results.

Because the disposition of the HDD group would be taxable to us if either Maxtor or we undergo a change of control, we may be a less attractive acquisition candidate for at least two years after the disposition of the HDD group and, as a result, our business and stockholder value could be negatively impacted.

Under the federal tax rules applicable to the disposition, if a 50% or greater interest in either Maxtor or Quantum is acquired in conjunction with negotiations that began one-year before and six months after the disposition, the disposition could become taxable to us under circumstances not covered by the tax opinion insurance policy and/or under which Maxtor would be required to pay us for the amount of the tax. Neither Maxtor nor we will have control over all the circumstances under which an acquisition could occur. Because of the tax consequence of an acquisition and change of control, we:

•	May have to forego significant growth and other opportunities;

•	May not be deemed an attractive acquisition target, reducing opportunities for our stockholders to sell or exchange their shares in attractive transactions which might otherwise be proposed; and

•
Will be restricted in our ability to initiate a business combination that our board of directors might wish to pursue because we will not be able to structure the transaction as an acquisition, even if that would otherwise be the most attractive structure.

The foregoing effects of the restriction on an acquisition of Quantum could have a materially adverse effect on our business and stockholder value.

Our business, financial condition and operating results may be harmed as a result of operating solely as a tape drive and storage solutions business.

Prior to the disposition of the HDD group on April 2, 2001, our operations have consisted of the DLT and Storage Solutions groups and the HDD group. Operating results of DLT and Storage Solutions groups alone may be materially and adversely affected by the loss of one or more of the following benefits that HDD had contributed to Quantum:

•	The ability to leverage the expertise of HDD in areas related to HDD’s core competency in hard disk drives;

•	The opportunity to jointly develop various products, such as online storage solutions;

•	The ability to reduce the cost of data storage solutions more effectively;

•	The ability to use the goodwill and brand recognition associated with HDD;

•	The opportunity to take advantage of a larger market capitalization;

•	The opportunity to take advantage of the benefits of diversification associated with a single company serving the tape drive, storage solutions and hard disk drive markets.

Maxtor’s failure to perform under the indemnification agreement in connection with our convertible debt would harm our business, financial condition and operating results.

Maxtor has agreed to assume responsibility for payments of up to $96 million of our convertible debt. If Maxtor fails to indemnify Quantum under the indemnification agreement for Maxtor’s portion of the convertible debt, we would have to deplete our existing cash resources or borrow cash to make the payments. As a result, our business, financial condition and operating results could be materially and adversely affected.

We may have contingent liabilities for some obligations assumed by Maxtor, and Maxtor’s failure to perform under these obligations could result in significant costs to us that could have a materially adverse impact on our business, financial condition and operating results.

Maxtor has agreed to assume responsibility for certain obligations related to Quantum and HDD, including obligations associated with taxes, real estate, computer equipment, software, litigation, and human resources, including employee retention and termination. If Maxtor fails to perform under these obligations, or if disputes regarding reimbursable amounts arise and cannot be resolved, we may have contingent liability and incur costs that have a material adverse effect on our business, financial condition and operating results.

We may experience difficulty attracting and retaining quality employees, which may hurt our ability to operate our business effectively.

Our ability to maintain our competitive technological position will depend, in large part, on our ability to attract and retain highly qualified technical and managerial personnel. The combination of DLT and Storage Solutions groups and HDD resulted in faster growth and greater scale for Quantum. After the disposition of the HDD group, without the benefits of a combined business, we may not experience the same success in attracting and retaining quality employees. Lack of success in attracting and retaining qualified employees could lead to lower than expected operating results and delays in the introduction of new products and could have a negative effect on our ability to support customers.

Historical financial information of Quantum may not be representative of its future results as a separate company.

The historical financial information regarding Quantum does not necessarily reflect what its financial position, operating results, and cash flows would have been had it been a separate, stand-alone entity during the periods presented. In addition, the historical information is not necessarily indicative of what its operating results, financial position and cash flows will be in the future.

Quantum is currently not profitable, resulting in consumption of cash flow from operating activities. If we are unable to generate positive cash flow from operating activities, our ability to obtain additional capital in the future could be jeopardized and our business could suffer.

We have to devote substantial resources to new product development, manufacturing, and sales and marketing activities to be competitive in our markets. Historically, cash flow from operating activities has been a significant source of cash and liquidity for us to invest in our businesses. Until or unless we return to profitable operations, we could jeopardize our ability to gain access to capital, which potentially could have a material adverse impact on our business, results of operations, liquidity, and financial condition.

Quantum, particularly our Storage Solutions group, currently operates at a loss and may continue to operate at a loss. In addition, certain of our long-lived assets may become impaired.

We have invested, and will continue to invest, in the development, promotion and sale of storage solutions. Operating expenses associated with our Storage Solutions revenue are comparatively high, resulting in losses and cash consumption. Therefore, we will need to generate significant storage solutions revenues or a significant reduction in related operating expenses to achieve operating income related to this business. We cannot provide assurance that the Storage Solutions group will ever produce operating income or will ever generate positive cash flow, which would negatively impact our business, financial condition and operating results.

At March 31, 2002, goodwill and other acquired intangible assets used in the Storage Solutions group were reviewed for possible impairment in accordance with SFAS No. 121. Based on projections of undiscounted net cash flows from the Storage Solutions group, we anticipate net cash flows to exceed the carrying value of the assets, so that no impairment existed with respect to Quantum’s goodwill and other acquired intangible assets. However, this analysis uses financial projections involving significant estimates and uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future cash flows and projected cash flows will be sufficient to avoid impairment. As a result, in the future, we may incur impairment charges, which could have a materially adverse impact on the results of our operations or our financial condition. See “Recent Accounting Pronouncements” in “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” for discussion of the expected financial impact of SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

Competition has increased, and may increasingly intensify, in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology, which could materially and adversely affect our business, financial condition and results of operations.

We compete with companies that develop, manufacture, market and sell tape drive products. Our principal competitors include Exabyte, Hewlett-Packard, IBM, Seagate, Sony and StorageTek. These competitors are aggressively trying to develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM and Seagate have formed a consortium to develop and have developed new linear tape drive products (LTO). These products target the high-capacity data back-up market and compete with our products based on SuperDLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and margins earned on our DLTtape and SuperDLTtape drives. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive market with greater resources, a potentially greater market reach with a product that competes directly with our SuperDLT tape drives and SuperDLT media. These factors when combined with the current economic environment, which has resulted in reduced shipments of our own tape drives, and tape drives in general, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

Competition has increased, and may increasingly intensify, and sales have trended lower in the tape library market as a result of current economic conditions, and, if these adverse trends continue or worsen, our business, financial condition and operating results may be materially and adversely affected.

Our tape library products compete with product offerings of ADIC, Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek, who also offer tape automation systems incorporating DLTtape and SuperDLTtape technology as well as new linear tape technology. In addition, the merger between Hewlett-Packard and Compaq Corporation has resulted in a larger competitor in the tape automation market with greater resources and a potentially greater market reach. Current economic conditions have been marked by lower information technology investment, particularly for higher priced products, such as high-end tape automation systems. However, more recently, even competitors that obtain a significant percentage of their sales from lower priced tape automation products, have seen economic conditions adversely negatively impact their quarterly sequential sales. The lower demand has also resulted in increased price competition. If this trend continues or worsens and/or if competition further intensifies, our sales and gross margins could decline further, which could materially and adversely affect our business, financial condition and results of operations.

Competition from alternative storage solutions that compete with our products may increase and, as a result, our business, financial condition and operating results may be materially and adversely affected.

Our products, particularly tape products, including tape drives and automation systems, also compete with other storage technologies, such as hard disk drives. Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If hard disk drive costs decline far more rapidly than tape drive and media costs, the competition resulting from hard disk drive based storage solutions may increase. As a result, our business, financial condition and operating results may be materially and adversely affected.

Our operating results depend on new product introductions, which may not be successful, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

To compete effectively, we must continually improve existing products and introduce new ones. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

•	We will introduce any of these new products in the time-frame we currently forecast;

•	We will not experience technical, quality, performance-related or other difficulties that could prevent or delay the introduction of, and market acceptance of, these new products;

•	Our new products will achieve market acceptance and significant market share, or that the markets for these products will grow as we have anticipated;

•
Our new products will be successfully or timely qualified with our customers by meeting customer performance and quality specifications because a successful and timely customer qualification must occur before customers will place large product orders; or

•	We will achieve high volume production of these new products in a timely manner, if at all.

Reliance on a limited number of third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

We depend on a limited number of suppliers for components and sub-assemblies, including recording heads, media cartridges and integrated circuits, all of which are essential to the manufacture of tape drives and tape automation systems.

We currently purchase the DLTtape media cartridges that we sell primarily from Fuji and from Maxell, which is also the sole supplier of SuperDLTtape media cartridges. We cannot provide assurance that Fuji or Maxell will continue to supply an adequate number of high quality media cartridges in the future. If component shortages occur, or if we experience quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased, and as a result, our business, financial condition and operating results could be materially and adversely affected. In addition, we qualify only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

Furthermore, our main supplier of tape heads is located in China. Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs and delays in shipment of our products and could materially and adversely impact our business, financial condition and operating results.

Our quarterly operating results could fluctuate significantly, and past quarterly operating results should not be used to predict future performance.

Our quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our past quarterly operating results should not be used to predict future performance. Quarterly operating results could be materially and adversely affected by a number of factors, including, but not limited to:

•	An inadequate supply of tape media cartridges;

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Declines in network server demand;

•	Failure to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped; or

•	Increased competition.

We do not control licensee pricing or licensee sales of tape media cartridges and, as a result, our royalty revenue may decline, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

We receive a royalty fee based on sales of tape media cartridges by Fuji and Maxell. Under our license agreements with Fuji and Maxell, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. In addition, other companies will begin to sell tape media cartridges under license agreements. As a result, our royalty revenue will vary depending on the level of sales and prices set by Fuji, Maxell and other licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would adversely impact our margins on this product. As a result, our business, financial condition and operating results may be materially and adversely affected.

Our royalty and media revenue is dependent on an installed base of tape drives that utilize SuperDLTtape and DLTtape media cartridges, and, if the installed base declines, or if competing media products gain market share from us, media and royalty revenue may decline, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

Competition from other tape or storage technologies that use their own media could result in reduced sales of SuperDLTtape and DLTtape drives and could lower the installed base of tape drives that utilize DLTtape media. Since we earn a royalty from media consumed by the installed base of tape drives, this could result in a reduction in our media and royalty revenue. This could materially and adversely affect our business, financial condition and results of operations.

Our non-U.S. locations represent a significant and growing portion of our manufacturing and sales operations; we are increasingly exposed to risks associated with conducting our business internationally.

We manufacture and sell our products in a number of different markets throughout the world. As a result of our global manufacturing and sales operations, we are subject to a variety of risks that are unique to businesses with international operations of a similar scope, including the following:

•	Adverse movement of foreign currencies against the U.S. dollar (in which our results are reported);

•	Import and export duties and value-added taxes;

•	Import and export regulation changes that could erode our profit margins or restrict our exports;

•	Potential restrictions on the transfer of funds between countries;

•	Inflexible employee contracts in the event of business downturns; and

•	The burden and cost of complying with foreign laws.

In addition, we have operations in several emerging or developing economies that have a potential for higher risk than in the developed markets. The risks associated with these economies include, but are not limited to, political risks and natural disasters. In particular, our transfer of certain of our manufacturing operations from the United States to our subsidiary in Penang, Malaysia, has exposed an additional portion of our manufacturing capacity to such political and climactic risks. Political instability or a natural disaster in Malaysia or any other foreign market in which we operate could materially and adversely affect our business, financial condition and results of operations.

The Malaysian government adopted currency exchange controls, including controls on its currency, the ringgit, held outside of Malaysia. The Malaysian government has also established a fixed exchange rate for the ringgit against the U.S. dollar. The fixed exchange rate provides a stable rate environment when applied to local expenses denominated in ringgit. The long-term impact of such controls on us is not predictable due to the dynamic economic conditions that are also affecting (and affected by) other economies.

Pursuant to an operating lease, we have an obligation to the lessor for the residual value at the end of the lease term, which could result in our being required to make a significant cash payment to the lessor, and if we are required to do so, our business, financial condition and results of operations could be materially and adversely impacted.

We have a lease for our Colorado Springs facility, which is accounted for as an operating lease. At the end of the lease term, we have the option either to extend the lease for a year with banking syndicate consent, refinance the lease, purchase the facility from the lessor for a $63 million residual value, or to cause the facility to be sold to a third party, with us retaining an obligation to the lessor for the residual value. The proceeds of a sale to a third party would be used to satisfy the $63 million residual value obligation to the lessor. In the event of sale to a third party, we would be liable for the difference between the proceeds resulting from the sale of the facility and the $63 million obligation to the lessor. We completed a third party valuation appraisal of the leased facility in the fourth quarter of fiscal year 2002, which indicated a contingent lease obligation of approximately $12 million. Of this $12 million total, we recorded a charge of $11 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. The remaining $1 million relates to the portion of the facilities we still occupy and is being amortized over the remaining lease period. If Quantum were unable to receive consideration in the event of a sale of the facility close to the current appraised value, the company would be liable for a cash payment in addition to the $12 million total, which could have a material adverse impact on our financial condition and liquidity.

We are exposed to fluctuations in foreign currency exchange rates and an adverse change in foreign currency exchange rates relative to our position in such currencies could have a materially adverse impact on our business, financial condition and results of operations.

We do not use derivative financial instruments for speculative purposes. Our policy is to hedge our foreign currency-denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency obligations to match and offset net currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency obligations. We have used in the past, and may use in the future, foreign currency forward contracts to hedge our exposure to foreign currency exchange rates.

Our international operations can act as a natural hedge when both operating expenses and sales are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since an insignificant amount of our net sales for the year ending on March 31, 2002 are denominated in currencies other than the U.S. dollar, we do not believe that our total foreign exchange rate exposure is significant. Nevertheless, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of that particular foreign currency to equal a specified amount of U.S. dollars than before such rate increase. In such cases, and if we were to price our products and services in that particular foreign currency, we would receive fewer U.S. dollars than we would have received prior to such rate increase. Likewise, if we were to price our products and services in U.S. dollars while competitors priced their products in a local currency, an increase in the relative strength of the U.S. dollar would result in our prices being uncompetitive in those markets. Such fluctuations in currency exchange rates could materially and adversely affect our business, financial condition and results of operations.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 103 United States patents and have 69 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Third party infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. While we currently believe the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results may be materially and adversely affected.

We may engage in future acquisitions of companies, technologies or products, and the failure to integrate any future acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we expect to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include:

•	Difficulties in assimilating the operations and personnel of the acquired companies;

•	Diversion of management’s attention from ongoing business concerns;

•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	Additional expense associated with amortization of acquired intangible assets;

•	Maintenance of uniform standards, controls, procedures and policies; and

•	Impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel.

We cannot provide assurance that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could harm our business, financial condition and operating results.

Many of our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facilities and equipment, which could require us to curtail or cease operations.

Many of our facilities are located in Northern and Southern California, near known earthquake fault zones and are, therefore, vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck Northern California. In addition, in 1994, a major earthquake that caused significant property damage and a number of fatalities struck Southern California. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or completely, impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Investments in equity securities currently recorded at cost may be subject to write-downs in the future.

We generally record our investments in certain equity securities, particularly venture capital type investments, on a cost basis, adjusted for other than temporary impairment. Venture capital type investments are speculative in nature and can become valueless if the companies we invest in are not able to profitably achieve their business plans or if they are not able to obtain adequate funding to do so. We have incurred impairment losses on some of the investments that we have made to date of approximately $7 million. The impairment losses have been based on specific events impacting the companies in which we have invested, such as a subsequent valuation associated with raising additional capital or the company’s ability to achieve milestones and operating plans. The impairment losses have not necessarily captured the impact of the general downturn in equity markets, particularly for higher risk companies that are emerging or not profitable. Our equity investments are mostly in companies that currently are not profitable. Therefore, these investments may be subject to further write-downs in the future due to impairment in the carrying value. In the future, impairment losses associated with our equity investments may have a material and adverse impact on our business, financial condition and results of operations.

Currently, our equity investments have a carrying value of $40 million and of this amount $28 million represents early stage venture capital investments. Our accounting for our equity investments has been based on a buy and hold strategy wherein estimated future return and value is based on the long term prospects of each investment. If we were to decide to liquidate all or a portion of the portfolio, we may not realize the long-term value under which we have based our valuation assumptions.

EURO IMPACT

The adoption of a single currency, the Euro, by eleven European countries in January 2002 has not materially affected our business, information systems or consolidated financial position, operating results or cash flows.

ITEM	7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations and impairment in equity security values.

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents and short-term investments, and interest expense on short-term and long-term borrowings.

Our cash equivalents and short-term investments consist primarily of certificates of deposit and money market funds. The main objective of these investments is to maintain principal while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would result in an approximate $3 million decrease in interest income.

Our credit facilities are comprised of a revolving line of credit expiring in April 2003, notes payable that are due in 2006 but which are callable by the holders at their option and 7% convertible subordinated notes. The borrowings under the revolving credit line bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.

We do not enter into derivative transactions related to our cash equivalents or short-term investments, nor our existing or anticipated liabilities.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. Currently, we do not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations because we believe that we have a natural hedge through our worldwide operating structure. We do not anticipate any material effect on our consolidated financial position utilizing our current hedging strategy.

Equity Security Risk

We maintain a portfolio of equity investments in companies in the high-technology industry sector that are not currently publicly traded. These investments are recorded at cost, adjusted for other than temporary impairment and are included in other assets. We do not attempt to reduce or eliminate exposure on these securities. At March 31, 2002, the carrying value of these investments was $40 million and the impairment charges recorded through March 31, 2002 were $7 million.

A further 20 percent impairment charge would result in an approximate $8 million decrease in the fair value of our equity investments.

ITEM	8. Financial Statements and Supplementary Data

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2002	2001	2000
Product revenue	$878,476	$1,183,845	$1,232,442
Royalty revenue	209,316	221,973	186,429

Total revenue	1,087,792	1,405,818	1,418,871
Cost of revenue	701,902	782,782	769,981

Gross margin	385,890	623,036	648,890
Operating expenses:
Research and development	126,629	130,106	122,821
Sales and marketing	138,476	152,819	118,504
General and administrative	122,191	78,865	62,991
Special charges	77,401	—	40,083
Purchased in-process research and development	16,499	—	37,000

	481,196	361,790	381,399

Income (loss) from operations	(95,306)	261,246	267,491
Interest income and other, net	8,599	18,047	18,838
Interest expense	(23,094)	(17,658)	(18,978)

Income (loss) before income taxes	(109,801)	261,635	267,351
Income tax provision (benefit)	(27,331)	94,189	121,737

Income (loss) from continuing operations	(82,470)	167,446	145,614

Discontinued operations:
Net loss from discontinued operations	—	(6,760)	(104,770)
Gain on disposition of HDD group, net of income taxes	124,972	—	—

Income (loss) from discontinued operations	124,972	(6,760)	(104,770)

Net income	$42,502	$160,686	$40,844

Income (loss) per share from continuing operations:
Basic	$(0.53)	$1.13

Diluted	$(0.53)	$1.08

Weighted-average common shares—continuing operations:
Basic	155,169	148,150

Diluted	155,169	155,645

Income (loss) per share from discontinued operations:
Basic	$0.81	$(0.09)

Diluted	$0.81	$(0.09)

Weighted-average common shares—discontinued operations:
Basic	155,169	78,407

Diluted	155,169	78,407

Net income per share(1):
Basic	$0.27

Diluted	$0.27

Weighted-average common shares:
Basic	155,169

Diluted	155,169

Income from continuing operations for the period from April 1, 1999 to August 3, 1999(2)			$60,028

Income per share from continuing operations:
Basic			$0.36

Diluted			$0.35

See accompanying Notes to the consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
(In thousands, except per share data)

	For the year ended March 31,
	2002	2001	2000
Weighted-average common shares:
Basic			165,788

Diluted			172,016

Loss from discontinued operations for the period from April 1, 1999 to August 3, 1999(2)			$(77,221)

Loss per share from continuing operations:
Basic			$(0.47)

Diluted			$(0.47)

Weighted-average common shares:
Basic			165,788

Diluted			165,788

Net loss for the period from April 1, 1999 to August 3, 1999(2)			$(17,193)

Net loss per share:
Basic			$(0.10)

Diluted			$(0.10)

Weighted-average common shares:
Basic			165,788

Diluted			172,016

Income from continuing operations for the period from August 4, 1999 to March 31, 2000(2)			$85,586

Income per share from continuing operations:
Basic			$0.53

Diluted			$0.51

Weighted-average common shares:
Basic			162,023

Diluted			167,734

Loss from discontinued operations for the period from August 4, 1999 to March 31, 2000(2)			$(27,549)

Loss per share from continuing operations:
Basic			$(0.33)

Diluted			$(0.33)

Weighted-average common shares:
Basic			83,018

Diluted			83,018

(1)
Net income (loss) per share for fiscal year 2001 and the period from August 4, 1999 through March 31, 2000 is not presented, as there was no single class of stock that represents the consolidated company for these periods after the recapitalization that occurred on August 3, 1999 (as discussed in Note 1 to the consolidated financial statements).

(2)
Income (loss) per share from continuing operations and discontinued operations for fiscal year 2000 is presented for the two following periods: the period from April 1, 1999 through August 3, 1999 and for the period from August 4, 1999 through March 31, 2000 because of the recapitalization that occurred on August 3, 1999 (as discussed in Note 1 to the consolidated financial statements).

See accompanying Notes to the consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of March 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$343,878	$397,537
Marketable securities	555	1,084
Accounts receivable, net of allowance for doubtful accounts of $6,233 and $3,227 respectively	149,424	208,402
Inventories	101,638	138,437
Deferred income taxes	42,038	48,329
Service inventories	50,303	36,549
Other current assets	36,842	28,369
Net current assets of discontinued operations	—	501,839

Total current assets	724,678	1,360,546
Long-term assets:
Property, plant and equipment, less accumulated depreciation	78,528	94,700
Goodwill, less accumulated amortization of $45,541 and $27,468 respectively	161,157	139,586
Intangible assets, less accumulated amortization of $51,321 and $32,885 respectively	91,209	87,915
Other assets	42,367	32,453
Receivable from Maxtor Corporation	95,833	—
Net non-current assets of discontinued operations	—	184,504

Total long-term assets	469,094	539,158

	$1,193,772	$1,899,704

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,503	$86,510
Accrued warranty	43,210	54,771
Short-term debt	41,363	—
Accrued compensation	28,581	36,326
Income taxes payable	29,638	22,424
Accrued special charges	24,227	8,081
Deferred revenue	15,539	12,373
Due to the Hard Disk Drive group	—	34,000
Other accrued liabilities	49,074	25,572

Total current liabilities	297,135	280,057
Long-term liabilities:
Deferred income taxes	48,636	35,807
Convertible subordinated debt	287,500	287,500

Total long-term liabilities	336,136	323,307
Commitments and contingencies (refer to Note 20)
Stockholders’ equity:
Preferred Stock:
Preferred stock, $.01 par value; 20,000,000 shares authorized at March 31, 2002 and 2001; no shares issued at March 31, 2002, and March 31, 2001.	—	—
Common Stock:
DSS common stock, $.01 par value; 1,000,000,000 shares authorized at March 31, 2002 and 2001; 156,967,854 and 152,061,529 shares issued and outstanding at March 31, 2002 and 2001, respectively	1,570	1,551
HDD common stock, $.01 par value; zero and 600,000,000 shares authorized at March 31, 2002 and 2001, respectively; zero and 80,084,678 shares issued and outstanding at March 31, 2002 and 2001, respectively	—	801
Capital in excess of par value	188,907	749,066
Retained earnings	374,914	584,696
Accumulated other comprehensive loss	(4,890)	(4,854)
Treasury stock	—	(34,920)

Total stockholders’ equity	560,501	1,296,340

	$1,193,772	$1,899,704

See accompanying Notes to the consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Income (loss) from continuing operations	$(82,470)	$167,446	$145,614
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Purchased in-process research and development	16,499	—	37,000
Depreciation	40,469	43,624	33,987
Amortization	37,726	27,834	28,011
Deferred income taxes	(40,880)	8,545	(26,049)
Compensation related to stock incentive plans	20,161	13,477	5,381
Equity investment write-down	7,364	—	—
Changes in assets and liabilities:
Accounts receivable	52,947	5,621	40,485
Inventories	36,799	(28,811)	24,125
Accounts payable	(21,007)	(8,086)	28,456
Income taxes payable	7,214	30,534	—
Accrued warranty	(11,561)	2,178	14,020
Other assets and liabilities	(24,422)	(20,055)	48,583

Net cash provided by operating activities of continuing operations	38,839	242,307	379,613
Net cash provided by (used in) operating activities of discontinued operations	—	(63,845)	117,056

Net cash provided by operating activities	38,839	178,462	496,669

Cash flows from investing activities:
Maturities of marketable securities	—	2,032	8,084
Purchases of equity securities	(27,550)	(14,568)	(3,397)
Acquisition of intangible assets	(27,069)	—	(2,500)
Purchases of property and equipment	(41,661)	(60,116)	(35,192)
Proceeds from disposition of property and equipment	2,669	—	—

Net cash used in investing activities of continuing operations	(93,611)	(72,652)	(33,005)
Net cash used in investing activities of discontinued operations	—	(44,942)	(23,614)

Net cash used in investing activities	(93,611)	(117,594)	(56,619)

Cash flows from financing activities:
Proceeds from long-term credit facilities	—	—	6,667
Purchase of treasury stock	(46,630)	(146,251)	(303,766)
Principal payments on long-term credit facilities	—	(754)	(19,410)
Proceeds from issuance of common stock, net	47,743	38,167	33,978

Net cash provided by (used in) financing activities of continuing operations	1,113	(108,838)	(282,531)
Net cash used in financing activities of discontinued operations	—	(69,102)	(11,625)

Net cash provided by (used in) financing activities	1,113	(177,940)	(294,156)
Increase (decrease) in cash and cash equivalents	(53,659)	(117,072)	145,894
Cash and cash equivalents at beginning of period	397,537	918,262	772,368

Cash and cash equivalents at end of period	$343,878	$801,190	$918,262

Reconciliation of cash and cash equivalents at end of period:
Cash and cash equivalents at end of period	$343,878	$801,190	$918,262
Less: Cash and cash equivalents of discontinued operations at end of period	—	$(403,653)	$(581,542)

Cash and cash equivalents of continuing operations at end of period	$343,878	$397,537	$336,720

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,723	$15,505	$26,878

Income taxes	$(29)	$32,912	$28,469

Tangible and intangible assets acquired for shares of Quantum, DSS and HDD common stock, net of cash acquired and liabilities assumed	$—	$—	$104,698

Notes payable issued for M4 Data acquisition	$41,363	$—	$—

Non-cash gain on the disposition of the HDD group	$124,972	$—	$—

See accompanying Notes to the consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Quantum Corporation Common Stock		DLT & Storage Systems Group Common Stock		Hard Disk Drive Group Common Stock		Capital in Excess of Par Value
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 1999	167,407	$1,675	—	$—	—	$—	$884,759
Comprehensive income:
Income from continuing operations	—	—	—	—	—	—	—
Loss from discontinued operations, net	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	—
Unrealized gain on investments, net of tax of $12,025	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	829	8	1,145	11	572	6	25,462
Shares issued under employee stock option plans, net	1,065	10	2,526	25	1,923	19	31,331
Treasury shares repurchased—Quantum common stock	(3,868)	—	—	—	—	—	—
Recapitalization (August 3, 1999)	(165,433)	(1,693)	165,433	1,693	82,716	846	(846)
Tracking stock issuance costs	—	—	—	—	—	—	(7,216)
Treasury shares reissued for Meridian acquisition	—	—	3,868	—	1,934	—	3,505
New shares issued for Meridian acquisition	—	—	186	2	93	1	4,216
Conversion of Meridian stock options	—	—	—	—	—	—	10,276
Treasury shares repurchased and retired common stock	—	—	(15,735)	(157)	(3,454)	(34)	(240,268)
Stock compensation expense and other	—	—	—	—	—	—	7,868
Tax benefits related to stock option plans	—	—	—	—	—	—	15,521

Balances at March 31, 2000	—	—	157,423	1,574	83,784	838	734,608

Comprehensive income:
Income from continuing operations	—	—	—	—	—	—	—
Loss from discontinued operations, net	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—
Unrealized loss on investments, net of tax of $10,218	—	—	—	—	—	—	—
Other comprehensive loss:	—	—	—	—	—	—	—
Comprehensive lncome	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	2,119	21	1,058	11	23,795
Shares issued under employee stock option plans, net	—	—	6,000	61	5,240	52	40,297
Treasury shares repurchased and retired common stock	—	—	(13,480)	(105)	(9,997)	(100)	(84,886)
Stock compensation expense and other	—	—	—	—	—	—	19,357
Tax benefits related to stock option plans	—	—	—	—	—	—	15,895

Balances at March 31, 2001	—	—	152,062	1,551	80,085	801	749,066

Comprehensive income:
Loss from continuing operations	—	—	—	—	—	—	—
Income from discontinued operations, net	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—
Other comprehensive loss:	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	798	8	—	—	6,588
Shares issued under employee stock option plans, net	—	—	8,825	88	—	—	27,844
Treasury shares repurchased and retired common stock	—	—	(4,717)	(77)	—	—	(9,300)
Stock compensation expense	—	—	—	—	—	—	84,640
Tax benefits related to stock option plans	—	—	—	—	—	—	1,256
Disposition of HDD group	—	—	—	—	(80,085)	(801)	(671,187)

Balances at March 31, 2002	—	$—	156,968	$1,570	—	$—	$188,907

See accompanying Notes to the consolidated financial statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at March 31, 1999	$504,206	$(850)	—	$1,389,790
Comprehensive income:				—
Income from continuing operations	145,614			145,614
Loss from discontinued operations, net	(104,770)			(104,770)

Net income				40,844
Other comprehensive income (loss):				—
Foreign currency translation adjustments	—	(212)	—
Unrealized gain on investments, net of tax of $12,025	—	18,023	—

Other comprehensive income	—	17,811	—	17,811

Comprehensive income	—	—	—	58,655
Shares issued under employee stock purchase plan	—	—	—	25,487
Shares issued under employee stock option plans, net	—	—	—	31,385
Treasury shares repurchased—Quantum common stock	—	—	(84,239)	(84,239)
Recapitalization (August 3, 1999)	—	—	—	—
Tracking stock issuance costs	—	—	—	(7,216)
Treasury shares reissued for Meridian acquisition	—	—	84,239	87,744
New shares issued for Meridian acquisition	—	—	—	4,219
Conversion of Meridian stock options	—	—	—	10,276
Treasury shares repurchased and retired common stock	—	—		(240,459)
Stock compensation expense and other	—	—		7,868
Tax benefits related to stock option plans	—	—		15,521

Balances at March 31, 2000	545,050	16,961	—	1,299,031

Comprehensive income:
Income from continuing operations	167,446	—	—	167,446
Loss from discontinued operations, net	(6,760)	—	—	(6,760)

Net income				160,686
Other comprehensive loss:				—
Foreign currency translation adjustments	—	(6,487)	—
Unrealized loss on investments, net of tax of $10,218	—	(15,328)	—

Other comprehensive loss	—	(21,815)	—	(21,815)

Comprehensive lncome	—	—	—	138,871
Shares issued under employee stock purchase plan	—	—	—	23,827
Shares issued under employee stock option plans, net	—	—	—	40,410
Treasury shares repurchased and retired common stock	(121,040)	—	(34,920)	(241,051)
Stock compensation expense and other	—	—	—	19,357
Tax benefits related to stock option plans	—	—	—	15,895

Balances at March 31, 2001	584,696	(4,854)	(34,920)	1,296,340

Comprehensive income:
Loss from continuing operations	(82,470)	—	—	(82,470)
Income from discontinued operations, net	124,972	—	—	124,972

Net income				42,502
Other comprehensive loss:				—
Foreign currency translation adjustments	—	(36)

Other comprehensive loss	—	(36)		(36)

Comprehensive income	—	—		42,466
Shares issued under employee stock purchase plan	—	—		6,596
Shares issued under employee stock option plans, net	—	—		27,932
Treasury shares repurchased and retired common stock	(72,172)	—	34,920	(46,629)
Stock compensation expense	—	—	—	84,640
Tax benefits related to stock option plans	—	—	—	1,256
Disposition of HDD group	(180,112)	—	—	(852,100)

Balances at March 31, 2002	$374,914	$(4,890)	$—	$560,501

See accompanying Notes to the consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Description of Business

Until the beginning of fiscal year 2002, Quantum operated its business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”). On March 30, 2001, Quantum’s stockholders approved the disposition of HDD to Maxtor Corporation (“Maxtor”). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

DSS designs, develops, manufactures, licenses, services, and markets DLTtape and SuperDLTtape drives, DLTtape and SuperDLTtape media cartridges and storage solutions. DSS’ storage solutions consist of tape automation systems, network attached storage solutions and service.

HDD designed, developed and marketed a diversified product portfolio of hard disk drives to meet the storage requirements of entry-level to high-end desktop PCs in home and business environments, and high-end hard disk drives for the storage needs of network servers, workstations and storage sub-systems.

Note 2:  Summary of Significant Accounting Policies

The preparation of the consolidated financial statements of Quantum in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Quantum bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. Quantum’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to critical accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Financial Statement Presentation

As a result of the disposition of the HDD group on April 2, 2001, the consolidated financial statements and related notes have been restated to present the results of the HDD business as discontinued operations (refer to Note 4). Accordingly in the consolidated statements of operations, the gain on the disposition of the HDD group in fiscal year 2002 has been classified as “Gain on disposition of HDD group, net of income taxes” and the results of the HDD group for fiscal years 2001 and 2000 have been classified as “Net loss from discontinued operations”. In the consolidated balance sheets, the assets and liabilities of the HDD group have been classified comparatively as “Net current assets of discontinued operations” and “Net non-current assets of discontinued operations” for fiscal year 2001.

The accompanying consolidated financial statements include the accounts of Quantum and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Revenue Recognition

Revenue from sales of products to original equipment manufacturers (“OEMs”) and distributors is recognized when passage of title and risk of ownership is transferred to customers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collection is reasonably assured. In the period when the revenue is recognized, allowances are provided for estimated future price adjustments, such as volume rebates and price protection, and future product returns. Since Quantum has historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, Quantum recognizes revenue, net of projected allowances, upon shipment to its customers.

Royalty revenue is recognized based on the licensee’s sales that incorporate technology licensed from Quantum. Revenue from separately priced extended warranty and product service contracts is deferred and recognized as revenue ratably over the contract period.

Warranty expense and liability

Quantum warrants its products against defects for periods ranging from one to three years. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized.

Inventory Valuation

Quantum values its inventories that are held for resale to customers at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, and includes direct material, direct labor, factory overhead and other direct costs. Market is “net realizable value”, which for finished goods and goods in process, is the estimated selling price, less costs to complete and dispose of the inventory. For raw materials, it is replacement cost or the cost of acquiring similar products from vendors.

Service Inventories

Quantum values its service inventories at the lower of cost or market. Service inventories consists of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use on a temporary or permanent basis, while the defective unit is being repaired. Cost is determined by the FIFO method, and includes direct material, direct labor, factory overhead and other direct costs. Market is “net realizable value”, which for components is replacement cost or the cost of acquiring similar products from vendors. For finished goods, market value is the estimated selling price less costs to complete and dispose of the inventories.

Quantum carries service inventories because Quantum provides product warranty for one to three years and earns revenue by providing repair service outside this warranty period. Quantum initially records its service inventories at cost and each quarter evaluates the difference, if any, between cost and market.

Intangible Assets

Quantum has a significant amount of goodwill and intangible assets on its balance sheet related to acquisitions. At March 31, 2002 the net amount of $252 million represented 21% of total assets. Goodwill and intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over estimated useful lives, which range from three to fifteen years. Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived assets to be Disposed of, by comparing projected undiscounted net cash flows expected to be derived from the use of those assets against their respective net carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. SFAS No. 121 was applicable to fiscal years ended March 31, 2002 and earlier.

In June 2001, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which will become effective for Quantum beginning April 1, 2002, under which goodwill will no longer be amortized but will be subject to annual impairment tests. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, with no amortization of goodwill acquired after June 30, 2001. Accordingly, goodwill of $5 million associated with Quantum’s acquisition of Connex in August 2001 has not been amortized. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of. SFAS No. 144 retains many of the provisions of SFAS No. 121 regarding the testing for impairment of acquired intangibles that are to be amortized. See “Recent Accounting Pronouncements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these new rules.

Special Charges

During the 2000 to 2002 fiscal years, Quantum recorded significant charges related to non-recurring events and the realignment and restructuring of its business operations. These charges represent expenses incurred in connection with certain cost reduction programs that Quantum has undertaken, and consist primarily of the cost of involuntary termination benefits, stock compensation charges, facilities charges and other costs of exiting activities. Quantum records a liability in the period management approves a restructuring plan if:

•	Management having the appropriate level of authority approves and commits Quantum to the specific plan involving involuntary terminations and / or the exit from certain activities;

•	The period of time to complete the plan indicates that significant changes to the plan of termination are not likely; and

•	The plan involving terminations identifies the number of employees and positions to be terminated, and the benefit arrangement is communicated to affected employees.

Only costs resulting from an exit plan that are not associated with, or that do not benefit activities that will be continued, are eligible for recognition as liabilities at the commitment date.

Foreign Currency Translation and Transactions

Assets, liabilities, and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of Quantum’s material foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income (loss) within stockholders’ equity. Although over one third of Quantum’s sales are made to customers in non-U.S. locations, a majority of Quantum’s material transactions are denominated in U.S. dollars. Accordingly, transaction gains or losses have been immaterial to Quantum’s consolidated financial statements for all years presented. The effect of foreign currency exchange rate fluctuations on cash was also immaterial for the years presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income. The effect of this remeasurement has been immaterial to Quantum’s consolidated financial statements for all years presented.

Equity Instruments Indexed to Quantum’s Common Stock

Equity instruments have been utilized in connection with Quantum’s stock repurchase program, which give Quantum the choice of cash settlement or settlement in shares of common stock. Proceeds received upon the sale of equity instruments and amounts paid upon the purchase of equity instruments are recorded as a component of stockholders’ equity. Subsequent changes in the fair value of the equity instruments are not recognized. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded as a component of stockholders’ equity.

Shipping and Handling Fees

EITF No. 00-10, Accounting for Shipping and Handling Fees, requires shipping and handling fees to be either classified in the statements of operations or disclosed in the notes to the financial statements. Shipping and handling fees are included in cost of revenue and were $22 million, $18 million and $15 million in fiscal years 2002, 2001 and 2000, respectively.

Income Taxes

Quantum accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Refer to Note 17 for the discussion of Quantum’s income tax provision.

Cash Equivalents and Marketable Securities

Quantum considers all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. Quantum’s marketable securities have maturities of more than 90 days at the time of purchase.

Quantum has classified all cash equivalents and marketable securities as available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in other income or expense. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

Quantum performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Sales to Quantum’s top five customers in fiscal year 2002 represented 40% of revenue. One customer accounted for 21% of revenue. Quantum maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Quantum invests its excess cash in deposits with major banks and in money market funds and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal risk. Quantum has not experienced any material losses on these investments and limits the amount of credit exposure to any one issuer and to any one type of investment.

Investments in Other Entities

Investments in other entities are recorded in other assets. Investments in other entities (generally less-than-20-percent-owned companies) that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Dividends, if any, are recorded in other income when received.

Refer to Note 19 for additional information on investments in other entities.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the assets (generally three to ten years for machinery, equipment, furniture, and leasehold improvements; and twenty-five years for buildings).

Advertising Expense

Quantum expenses advertising costs as incurred. Advertising expense from continuing operations for the years ended March 31, 2002, 2001 and 2000, was $11 million, $39 million, and $29 million, respectively.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Quantum accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, when the exercise price of its employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual stock awards. Stock awards granted to nonemployees are accounted for at fair value in accordance with the provisions of SFAS No. 123, with the associated value recognized over the vesting period of the award.

In March 2000, FASB issued FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Quantum’s financial position or results of operations.

Risks and Uncertainties

As is typical in the information storage industry, a significant portion of Quantum’s customer base is concentrated among a small number of OEMs. The loss of any one of Quantum’s more significant customers, or a significant decrease in the sales volume with one of these significant customers, could have a material adverse effect on Quantum’s results of operations. Futhermore, if adverse general economic conditions were to continue or worsen, the resulting effect on Information Technology (“IT”) spending could also have a material adverse effect on Quantum’s results of operations and financial condition.

The recent merger of Hewlett-Packard and Compaq has significantly increased the concentration of Quantum’s sales and dependency on a single customer. Quantum, with more than 25% of its revenue concentrated in this new entity, could be materially affected if Hewlett-Packard sees any significant drop in its storage business revenue due to customer loss or integration issues. Quantum also faces future uncertainties since the combined Hewlett-Packard and Compaq owns a competing LTO brand of tape drive and media.

A limited number of tape drive storage products make up a significant majority of Quantum’s sales, and due to increasingly rapid technological change in the industry, Quantum’s future operating results depend on its ability to develop and successfully introduce new products.

Quantum’s main supplier of tape heads is located in China. Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs and delays in shipment of Quantum’s products and could materially and adversely impact its operating results.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 by Quantum in fiscal year 2002 did not have a material effect on Quantum’s financial position or results of operations.

Other Comprehensive Loss

The components of other comprehensive loss are presented in the following table:

	As of March 31,
	2002	2001
	(in thousands)
Foreign currency translation adjustment	$(7,585)	$(7,549)
Unrealized gain on available-for-sale investments	2,695	2,695

Total accumulated other comprehensive loss	$(4,890)	$(4,854)

Note 3:  Recapitalization

On July 23, 1999, Quantum’s stockholders approved the implementation of tracking stocks. As a result, Quantum’s Certificate of Incorporation was amended and restated, effective as of the close of business on August 3, 1999, designating two new classes of Quantum Corporation common stock, DLT & Storage Systems group (“DSS”) common stock, $0.01 par value per share and Hard Disk Drive group (“HDD”) common stock, $0.01 par value per share. On August 3, 1999, each authorized share of Quantum common stock, $0.01 par value per share, was exchanged for one share of DSS stock and one-half share of HDD stock. These two securities were intended to track separately the performance of the DSS group and the HDD group.

On March 30, 2001, Quantum’s stockholders approved the disposition of the HDD group to Maxtor Corporation. On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

Note 4:  Discontinued Operations

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

In fiscal year 2002, Quantum recorded a non-cash gain of $125 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor.

Quantum has recorded a receivable of $96 million from Maxtor for the portion of the convertible subordinated debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum both principal and associated interest payments.

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute. This agreement between Quantum and Maxtor entered into in connection with the disposition of the HDD group, provided for the allocation of certain liabilities related to taxes and the indemnification by Maxtor of Quantum with respect to certain liabilities relating to taxes and attributable to the conduct of business prior to the disposition of the HDD group. Maxtor and Quantum presently disagree as to the amounts owed under this agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that Quantum will be successful in asserting its position. If disputes under this agreement cannot be resolved favorably, Quantum may incur liability and costs.

The following table sets forth the components of the gain on disposition of the HDD group (in thousands except exchange ratio and closing price):

Outstanding HDD shares at March 30, 2001	80,085
Exchange ratio of Maxtor shares for HDD shares	1.52

Maxtor shares received	121,729
Maxtor closing price on March 30, 2001	$7.00

Proceeds from disposition of HDD group	$852,100
Net assets disposed of	(619,757)
Stock compensation	(47,371)
Deferred income taxes	(60,000)

Gain on disposition of HDD group, net of income taxes	$124,972

The following table summarizes the results of the HDD group’s operations for fiscal years 2002, 2001 and 2000:

	For the year ended March 31,
	2002	2001	2000
	(in thousands)
Revenue	$—	$3,046,489	$3,311,579
Gross Profit	—	410,867	230,070
Operating Expenses	—	434,418	420,994
Loss from operations	—	(23,551)	(190,924)
Loss before income taxes	—	(9,660)	(178,181)
Income tax benefit	—	2,900	73,411
Loss from discontinued operations	—	(6,760)	(104,770)

The following table details the net current assets and net non-current assets of discontinued operations:

As of March 31, 2001

(in thousands)
Net current assets of discontinued operations:
Cash and marketable securities	$408,155
Accounts receivable, net of allowance for doubtful accounts of $2,083	259,339
Inventories	179,197
Accounts payable	(229,931)
Other net current liabilities	(114,921)

$501,839

Net non-current assets of discontinued operations:
Property, plant, and equipment, less accumulated depreciation	$138,566
Long-term debt	(36,608)
Other net assets	82,546

$184,504

Note 5:  Financial Instruments

Available-for-Sale Securities

The following is a summary of Quantum’s available-for-sale securities, all of which are classified as cash equivalents and marketable securities:

	As of March 31,
	2002	2001
	(in thousands)
Certificates of deposit	$188,025	$145,181
Money market funds	102,280	87,337
Corporate commercial paper and bank notes	47,498	144,088
Other	6,630	22,015

	$344,433	$398,621

Included in cash and cash equivalents	$343,878	$397,537
Included in marketable securities	555	1,084

	$344,433	$398,621

The difference between the amortized cost of available-for-sale securities and fair value was immaterial at March 31, 2002 and March 31, 2001. At March 31, 2002, unrealized gains on available-for-sale securities were recorded, net of tax, as a component of accumulated other comprehensive income within Quantum’s stockholders’ equity. The estimated fair value of available-for-sale securities is based on market quotations. There were no sales of available-for-sale securities in fiscal years 2002, 2001 or 2000. At March 31, 2002, the average available-for-sale portfolio duration was approximately 9 days for debt securities, and no security had a maturity longer than one year.

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

The following is a summary of foreign currency forward contracts held for asset and liability management purposes (there were no foreign currency forward contracts to be purchased or sold outstanding at March 31, 2002, or foreign currency contracts to be sold outstanding at March 31, 2001):

	As of March 31,
	2002	2001
	(in thousands, except for forward rate)
Currency to be purchased	—	Swiss Franc
Maturity dates	—	April 2001
Foreign currency notional amount	—	57.0 Swiss Francs
Weighted average forward rate	—	1.7
U.S. dollar notional amount	—	$32.9
U.S. dollar equivalent	—	$32.8
Fair value	—	$(0.1)

The fair value for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying Swiss Franc at the balance sheet date. Quantum generally does not require collateral from the counterparties to foreign currency forward contracts.

Carrying Amount and Fair Values of Financial Instruments

The estimated fair value of Quantum’s borrowings are summarized as follows:

	As of March 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Convertible subordinated debt	$287,500	$267,400	$287,500	$253,000
Short-term debt	41,363	41,363	—	—

	$328,863	$308,763	$287,500	$253,000

The fair values for the convertible subordinated debt were based on the quoted market price at the balance sheet dates. The fair value of short-term debt has been stated at the par value since the holders called and received payment from Quantum for $36 million in the first quarter of fiscal year 2003 and Quantum has received notification from the holders stating their intention to call the remaining balance by the end of the second quarter of fiscal year 2003.

Note 6:  Inventories

Inventories consisted of:

	As of March 31,
	2002	2001
	(in thousands)
Materials and purchased parts	$57,657	$80,694
Work in process	19,426	31,098
Finished goods	24,555	26,645

	$101,638	$138,437

Note 7:  Service Inventories

Service inventories consisted of:

	As of March 31,
	2002	2001
	(in thousands)
Component parts	$16,330	$15,636
Finished units	33,973	20,913

	$50,303	$36,549

Note 8:  Property, Plant and Equipment

Property, plant and equipment consisted of:

	As of March 31,
	2002	2001
	(in thousands)
Machinery and equipment	$149,739	$147,843
Furniture and fixtures	6,517	11,123
Buildings and leasehold improvements	41,032	47,995
Land	1,529	947

	198,817	207,908
Less accumulated depreciation and amortization	(120,289)	(113,208)

	$78,528	$94,700

Note 9:  Business Combinations

Connex Inc.

On August 8, 2001, Quantum completed the acquisition of certain assets of Connex Inc., (“Connex”) a wholly owned subsidiary of Western Digital Corporation. Connex was a provider of network attached storage (“NAS”) products. Under the terms of the agreement, Quantum acquired complementary technology, intellectual property and other assets of Connex for approximately $12 million in cash.

Connex’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum’s financial position or results of operations.

The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired, assumed liabilities, and in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, Quantum expensed approximately $3 million of the purchase price as in-process research and development in fiscal year 2002. The existing technology is being amortized on a straight-line basis over a period of seven years.

The amount of the purchase price allocated to in-process research and development was determined based on the estimated stage of development of each in-process research and development project at the date of acquisition and estimated cash flows resulting from the expected revenue generated from such projects, with the net cash flows discounted to present value at a 25% discount rate, which represented a premium to Quantum’s cost of capital.

M4 Data (Holdings) Ltd

On April 12, 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd. (“M4 Data”), a privately held data storage company based in the United Kingdom. M4 Data provided high performance and scalable tape automation products for the data storage market. The acquisition was accounted for as a purchase at a total cost of approximately $58 million.

Under the terms of the agreement, Quantum acquired all the outstanding stock of M4 Data for approximately $58 million in consideration, including $15 million in cash proceeds, $41 million in notes payable and $2 million of acquisition costs. The notes are due in 2006 and are callable by the holders at their option beginning in April 2002. The purchase agreement also includes additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which could result in future additional goodwill.

M4 Data’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum’s financial position or results of operations.

The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired, assumed liabilities, and in-process research and development. As of the acquisition date, the in-process technology was deemed to have no alternative future use. Therefore, Quantum expensed $13 million of the purchase price as in-process research and development in fiscal year 2002. The intangible assets are being amortized on a straight-line basis over periods ranging from three to six years.

The amount of the purchase price allocated to in-process research and development was determined based on the estimated stage of development of each in-process research and development project at the date of acquisition and estimated cash flows resulting from the expected revenue generated from such projects, with the net cash flows discounted to present value at a discount rate of 34%, which represented a premium to Quantum’s cost of capital.

Meridian Data Inc.

On September 10, 1999, Quantum completed the acquisition of Meridian Data, Inc. (“Meridian”). Meridian was a developer and manufacturer of NAS appliances for the PC local area network environment. The acquisition was accounted for as a purchase at a total cost of $115 million. The acquisition was completed with the issuance of 4.1 million shares of DSS common stock and 2 million shares of HDD common stock valued at $74 million and $18 million, respectively, on the date of acquisition in exchange for all outstanding shares of Meridian; the conversion of outstanding Meridian stock options into options to purchase 630,000 shares of DSS common stock and 315,000 shares of HDD common stock valued at $8 million and $2 million, respectively; and the assumption of Meridian liabilities and other acquisition costs of approximately $13 million. At the date of acquisition, Meridian had $11 million of cash and marketable securities and a net operating loss carryforward for U.S. federal income tax purposes of approximately $46 million. Meridian’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition.

The purchase price has been allocated based on the estimated fair market value of net tangible and intangible assets acquired, assumed liabilities, and in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, Quantum expensed $37 million of the purchase price as in-process research and development in fiscal year 2000. The remaining intangible assets are being amortized on a straight-line basis over periods ranging from five to ten years.

The amount of the purchase price allocated to in-process research and development was $37 million and was determined by the estimated stage of development of each in-process research and development project at the date of acquisition and estimated cash flows resulting from the expected revenue generated from such projects, with the net cash flows discounted to present value at a discount rate of 21%, which represented a premium to Quantum’s cost of capital.

The above purchase transactions are summarized below:

	Consideration	Purchased in-process research and development	Goodwill	Identified intangible assets	Deferred income taxes	Net tangible assets (liabilities) acquired	Form of consideration
	(in millions)
Connex	$12	$3	$4	$5	$—	$—	Cash
M4	$58	$13	$36	$17	$(4)	$(4)	Cash and debentures
Meridian	$115	$37	$45	$36	$(15)	$12	Common stock and options assumed

Note 10:  Special Charges

Discontinuation of manufacturing in Colorado Springs

	Severance and Benefits	Facilities	Investments	Fixed Assets	Other	Total
	(in thousands)
Special charge provision	$7,646	$13,500	$13,908	$3,163	$1,866	$40,083
Cash payments	(956)	—	—	—	(1,102)	(2,058)
Non-cash charges	—	—	(13,908)	(3,163)	—	(17,071)

Balance March 31, 2000	6,690	13,500	—	—	764	20,954
Cash payments	(5,181)	(748)	—	—	(68)	(5,997)
Non-cash charges	—	(5,219)	—	—	—	(5,219)
Special charge revision	—	(7,000)	—	—	—	(7,000)

Balance March 31, 2001	1,509	533	—	—	696	2,738
Provision associated with the discontinuation of the remainder of the tape drive manufacturing	8,376	5,005	—	3,247	—	16,628
Lease impairment provision	—	11,235	—	—	—	11,235
Cash payments	(7,675)	(533)	—	—	(696)	(8,904)
Non-cash charges	—	—		(3,247)	—	(3,247)

Balance March 31, 2002	$2,210	$16,240	$—	$—	$—	$18,450

During the fourth quarter of fiscal year 2000, Quantum recorded a special charge of $40 million. This charge was primarily related to Quantum’s DLT group and reflected Quantum’s strategy to align its DLTtape drive operations with market conditions at that time. These conditions included slower growth in the mid-range server market and increased centralization of server backup through automation solutions, both of which have resulted in declining DLTtape drive shipments. The charge included a reduction of infrastructure expenses throughout the DLT group and an acceleration of Quantum’s low cost manufacturing strategy, which included moving volume production of certain DLTtape drives from Colorado Springs, Colorado, to Penang, Malaysia.

The charge consisted of $13 million in leased facility vacant space costs, $14 million for the write-off of investments in optical technology, $8 million for severance and benefits for terminated employees, $3 million for fixed asset write-offs, primarily related to the discontinuation of manufacturing in Colorado Springs, and $2 million in other costs associated with the plan.

In the third quarter of fiscal year 2001, Quantum reversed $7 million as a special charge benefit on the statement of operations, which was reflected net of the $7 million special charge described below under “Closure of engineering site”. This reversal was primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

In connection with this special charge, Quantum reduced its workforce by 782 employees. The reduction in force primarily affected employees at Quantum’s manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLT group. Quantum completed this reduction during the second quarter of fiscal year 2002, with Quantum having incurred total cash expenditures of $11 million associated with employee severance and benefits, facilities and other costs.

In July 2001, Quantum announced an additional restructuring of its DLTtape group. This restructuring resulted in the closure of the remaining tape drive production in Colorado Springs, Colorado. A charge of $16 million was recorded related to the discontinuation of tape drive production in Colorado Springs, Colorado, and consisted of the following:

•	Severance and benefits costs of $8 million representing severance for 350 employees.

•	Additional vacant facilities costs of $5 million in Colorado Springs, Colorado. These facilities charges will be paid over the respective lease terms through the first quarter of fiscal year 2004.

•	Write-off of fixed assets and leasehold improvements of $3 million.

As of March 31, 2002, 270 employees have been terminated representing $6 million in cash expenditures, with the remaining employees to be terminated in the first fiscal quarter of 2003. The remaining special charge accrual related to severance and benefits of $2 million relates to expenditures that will be paid to these employees over the first two fiscal quarters of 2003.

Quantum recorded an additional vacant facility charge of $11 million in the fourth quarter of fiscal year 2002, related to the operating lease for its Colorado Springs facility, which had been the center of the DLT group operations that were transferred to Penang, Malaysia. Currently, two of the three buildings in this facility are vacant. At the end of the lease term, Quantum may exercise its option to either extend the lease for a year with banking syndicate consent, refinance the lease, purchase the facility, or arrange for the leased facility to be sold to a third party with Quantum retaining an obligation to the lessor for the difference between the sale price and a $63 million residual value guarantee. Quantum periodically reviews the valuation of the leased facilities, and in the fourth quarter of fiscal year 2002, a third party valuation appraisal indicated a contingent lease obligation of approximately $12 million. Of this $12 million total, we recorded a charge of $11 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. The remaining $1 million relates to the portion of the facilities that Quantum still occupies and is being amortized over the remaining lease period. This charge is further explained in Note 20, ‘Commitments and Contingencies’ to the consolidated financial statements.

Strategic realignment and charges related to the disposition of the HDD group

	Severance and Benefits	Facilities	Stock Compensation	Fixed Assets	Demo Equipment	Other	Total
	(in thousands)
Special charge provision	$6,532	$2,744	$17,108	$257	$449	$587	$27,677
Cash payments	(4,503)	(2,744)	—	—	—	—	(7,247)
Non-cash charges	(2,029)	—	(17,108)	(257)	(449)	(587)	(20,430)

Balance at March 31, 2002	$—	$—	$—	$—	$—	$—	$—

In fiscal year 2002, Quantum recorded $28 million of special charges consisting of stock compensation and severance charges related to the disposition of the HDD group, restructuring costs incurred in order to align resources with the requirements of Quantum’s ongoing operations, and other cost reduction activities.

The most significant charges are described in more detail below.

Stock Compensation Charges

Stock compensation charges of $17 million were incurred in the first quarter of fiscal year 2002. Quantum expensed stock compensation of $15 million that related to the conversion of vested HDD options into vested DSS options for employees remaining with Quantum. In addition, Quantum recorded $2 million of stock compensation in connection with corporate employees terminated at the HDD group disposition date whose unvested HDD and DSS stock options and HDD restricted stock converted into shares of DSS restricted stock.

Severance Charges

Severance charges of $6 million were incurred for the termination of corporate employees as a result of the disposition of the HDD group. Additional severance costs of approximately $1 million were incurred in the first quarter of fiscal year 2002 associated with discontinuing business activities related to solid state storage systems.

Facilities Costs

Facilities costs of $3 million were accrued for vacant facilities in Shrewsbury, Massachusetts, and Colorado Springs, Colorado.

Other Restructuring Programs

	Severance and Benefits	Fixed assets	Facilities	Demo equipment	Other	Total
	(in thousands)
Closure of engineering site provision	$7,000	$—	$—	$—	$—	$7,000
Cash payments	(1,657)	—	—	—	—	(1,657)

Balance at March 31, 2001	5,343	—	—	—	—	5,343
SSG provision	3,952	—	3,903	6,315	3,569	17,739
European operations provision	1,718	401	530	—	—	2,649
Corporate provision	1,965		412	—	196	2,573
Cash payments	(9,751)	—	(1,435)	—	—	(11,186)
Non-cash charges	—	(401)	(1,015)	(6,315)	(2,510)	(10,241)
Special charge benefit	(1,100)	—	—	—	—	(1,100)

Balance at March 31, 2002	$2,127	$—	$2,395	$—	$1,255	$5,777

Closure of engineering site

Quantum recorded a charge of $7 million in the third quarter of fiscal year 2001 related to the DLT group’s decision to consolidate DLTtape engineering activities. This impacted engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions were eliminated or transitioned to Boulder, Colorado. The charge is related to severance and benefit costs associated with employees terminated as part of this plan.

Quantum has reduced its workforce in this area by 200 employees. During the second quarter of fiscal year 2002, the severance program was completed, representing $6 million in cash expenditures. Quantum reversed a charge of $1 million on its income statement in the third quarter of fiscal year 2002, as a result of lower than expected severance costs.

Storage Solutions group (SSG) overhead reductions

Quantum recorded a charge of approximately $16 million in the first quarter of fiscal year 2002 related to:

•
Staff reductions and other costs associated with cost saving actions in tape automation system activities totaling $14 million, which were comprised of severance costs of $2 million; vacant facilities costs of $4 million for facilities in Irvine, California; sales and marketing demonstration equipment and inventory disposals of $7 million; and contract cancellation fees of $1 million;

•	Other costs of $2 million associated mainly with the abandonment of the Snap initial public offering (“IPO”).

In addition, charges of $1 million were recorded in each of the second and third quarters of fiscal year 2002, for separate employee reductions in the Storage Solutions group.

European operations reorganization:

A charge of $3 million was recorded over the second and third quarters of fiscal year 2002 related to the closure of Quantum’s Geneva, Switzerland sales office, and associated European distributor operations. These costs reflected vacant facilities costs, severance costs and the write-off of fixed assets.

Corporate overhead reductions

A special charge of $3 million was recorded in the fourth quarter of fiscal year 2002 for employee reductions in Quantum’s corporate headquarters in Milpitas, California. These costs reflected severance costs for 18 employees, facilities and fixed asset costs, and legal fees.

The $6 million remaining special charge accrual at March 31, 2002 is comprised mainly of obligations for corporate severance, vacant facilities and contract cancellation fees. The corporate severance charges will be paid over fiscal year 2003; the facilities charges relate to vacant facilities in Irvine, California, and will be paid over the respective lease term through the third quarter of fiscal year 2006; the contract cancellation fees will be paid in the next fiscal quarter.

Note 11:  Common Stock Repurchase

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of Quantum, DSS or the previously outstanding HDD common stock. An additional $100 million was authorized for repurchase of the previously outstanding HDD common stock.

For fiscal year ended March 31, 2002, Quantum repurchased 4.7 million shares of Quantum common stock for a total purchase price of $47 million. Since the beginning of the stock repurchase authorization through March 31, 2002, Quantum has repurchased a total of 8.6 million shares of Quantum common stock (including 3.9 million that was outstanding prior to the issuance of the DSS and HDD common stocks), 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for an aggregate total of $612 million. At March 31, 2002, there was approximately $88 million remaining authorized to repurchase Quantum common stock.

During the fourth quarter of fiscal year 2002, Quantum retired 7.7 million shares of common stock that had been repurchased over the 2002 and 2001 fiscal years. This balance represented the total quantity of repurchased shares that remained issued. The retirement of these shares resulted in a reduction to retained earnings of approximately $72 million, representing the difference between the average price at which these shares were issued and the average price at which these shares were repurchased.

Note 12:  Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

	As of March 31,
	2002	2001
	(in thousands)
Convertible subordinated debt (long term)	$287,500	$287,500
Short-term debt (M4 debentures)	41,363	—

	$328,863	$287,500

Weighted average interest rate on Quantum’s debt at period-end	6.75%	7.00%

In July 1997, Quantum issued $288 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. Accordingly, the notes are classified as long-term. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum recorded a receivable from Maxtor of $96 million for the portion of the debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments. Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum’s common stock, the holder would have the option to redeem the notes. Redemption prices range from 103% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness.

Quantum acquired all the outstanding stock of M4 Data on April 12, 2001, for approximately $58 million in consideration, including $41 million in debentures. The holders called and received payment from Quantum for $36 million in the first quarter of fiscal year 2003 and Quantum has received notification from the holders stating their intention to call the remaining balance by the end of the second quarter of fiscal year 2003. Accordingly, the notes are classified as short-term. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which will result in additional debentures being issued. Additional debentures of $0.4 million will be issued in the first quarter of fiscal year 2003 based on fiscal year 2002 revenues.

In April 2000, Quantum entered into an unsecured senior credit facility, providing a $188 million revolving credit line that expires in April 2003. Of the $188 million credit line, $38 million is committed to a letter of credit, leaving $150 million available. At Quantum’s option, borrowings under the revolving credit line bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The credit facility contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line. During the fourth quarter of fiscal year 2002, these covenants were amended to allow a write-down of goodwill of up to $175 million upon adoption of SFAS No. 142 in the first quarter of fiscal year 2003. At March 31, 2002, and March 31, 2001, there was no outstanding balance drawn on this credit facility and Quantum was in compliance with all credit facility covenants.

Note 13:  Stock Incentive Plans

As a result of the recapitalization on August 3, 1999, each outstanding stock option under Quantum’s stock option plans was converted into separately exercisable options to acquire one share of DSS stock and one-half of a share of HDD stock. The exercise price for the resulting DSS stock options and HDD stock options was calculated by multiplying the exercise price under the original options by a fraction, the numerator of which was the opening price of DSS stock or HDD stock on August 4, 1999 (the date such stocks were first traded on the New York Stock Exchange) and the denominator of which was the sum of these DSS and HDD stock prices.

However, the aggregate intrinsic value of the options was not increased, and the ratio of the exercise price per option to the market value per share was not reduced. In addition, the vesting provisions and option periods of the original grants remained the same upon conversion.

On March 30, 2001, Quantum’s stockholders approved the disposition of the HDD group to Maxtor Corporation. On April 2, 2001, each authorized outstanding share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. The treatment of HDD employee equity holdings that were outstanding on March 30, 2001, was dependent on the employees’ employment scenario subsequent to the disposition of the HDD group to Maxtor and was as follows:

•	Employees remaining with Quantum: HDD stock options and HDD restricted stock were converted into DSS stock options and restricted stock, respectively.

•
Employees severed on April 2, 2001, or who remained employed on a transitional arrangement: Unvested HDD stock options and HDD restricted stock were converted into shares of DSS restricted stock. Vested HDD stock options were converted into vested Maxtor options.

•	Employees transferred to Maxtor: HDD stock options and HDD restricted stock were converted into Maxtor stock options and restricted stock, respectively.

(i)    Stock Compensation Expenses

Quantum incurred stock compensation charges of approximately $85 million in fiscal year 2002, of which approximately $81 million resulted from conversions of employee equity holdings associated with the disposition of the HDD group to Maxtor. The following table details these stock compensation charges and the classifications within the consolidated statements of operations:

	Continuing Operations		Discontinued Operations	Total
	Cost of revenue and operating expenses	Special charges
	(in thousands)
Stock compensation related to the disposition of the HDD group:
Conversion of HDD options to DSS options	$3,522	$14,630	$733	$18,885
Conversion of HDD restricted stock to DSS restricted stock	2,869	240	356	3,465
Conversion of unvested DSS options to DSS restricted stock	5,136	1,041	39,272	45,449
DSS unvested option accelerations	2,607	669	1,594	4,870
DSS restricted stock accelerations	2,291	528	5,416	8,235

	16,425	17,108	47,371	80,904
Stock compensation not related to the disposition of the HDD group:
DSS restricted stock	3,736	—	—	3,736

	$20,161	$17,108	$47,371	$84,640

Continuing Operations (Cost of revenue and operating expenses)

Upon the disposition of the HDD group to Maxtor, continuing Quantum employees with HDD stock options and HDD restricted stock had their HDD stock options and restricted stock converted into DSS stock options and restricted stock, respectively. The aggregate intrinsic value of the stock options and restricted stock immediately after the conversion equaled the intrinsic value of the stock options and restricted stock immediately before the conversion. In addition, the ratio of the exercise price per share to the market value per share was not reduced. Compensation of approximately $6 million was expensed in fiscal year 2002, related to unvested options and restricted stock that vested during fiscal year 2002 for continuing Quantum employees.

Employees designated for termination on or about the HDD disposition date, but who remained employed by Quantum pursuant to a transition service arrangement, had their unvested HDD and DSS stock options and restricted stock converted into shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the HDD and DSS options and restricted stock at the time of the conversion (vested but unexercised awards were permitted to expire according to their original terms). Compensation related to employees on a transition arrangement of approximately $10 million was expensed in fiscal year 2002. This compensation comprised of restricted stock that vested during fiscal year 2002 and the acceleration of vesting of DSS options for certain employees during fiscal year 2002.

Additional stock compensation expenses of approximately $4 million were recorded in fiscal year 2002 related to restricted stock granted to continuing Quantum employees not in association with the disposition of the HDD group to Maxtor.

Stock compensation expenses recorded in fiscal years 2001 and 2000 relate mainly to the vesting of DSS restricted stock grants.

Continuing Operations (Special charges)

Upon the disposition of the HDD group to Maxtor, continuing Quantum employees had their HDD stock options converted into DSS stock options. Compensation of approximately $15 million was expensed in fiscal year 2002, related to the intrinsic value of those options vested at the time of the disposition of the HDD group to Maxtor that were converted to vested DSS options.

Employees designated for termination on or about the HDD disposition date, but who remained employed within a Quantum corporate function pursuant to a transition service arrangement, had their unvested HDD and DSS stock options and restricted stock converted into shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the HDD and DSS options and restricted stock at the time of the conversion (vested but unexercised awards were permitted to expire according to their original terms). Compensation of approximately $2 million was expensed in fiscal year 2002 related to these conversions.

Discontinued Operations

Employees transferred to Maxtor on the HDD disposition date had their unvested DSS options converted into shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the DSS options at the time of the conversion. The vesting of existing DSS restricted stock grants was accelerated so that the restricted stock would vest over fiscal year 2002. Compensation of approximately $44 million was expensed in fiscal year 2002 related to employees transferring to Maxtor.

Employees designated for termination at the HDD disposition date and who were employed by HDD, had their unvested HDD and DSS stock options and restricted stock converted into shares of DSS restricted stock based on a conversion formula that conferred an economic value at least equal to the intrinsic value of the HDD and DSS options and restricted stock at the time of the conversion. Compensation expense of $3 million related to the stock conversions and acceleration of vesting of grants issued to former Quantum HDD employees terminated with the closing of the transaction was included in the calculation of the gain on disposal of discontinued operations.

The following table summarizes total stock compensation recorded by Quantum (in millions):

	Continuing Operations						Discontinued Operations			Total
	Operating Expenses			Special Charges
Compensation Type	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000
Restricted stock	$14.0	$12.8	$5.2	$1.5	$—	$—	$45.0	$5.8	$2.5	$60.5	$18.6	$7.7
Stock options	6.1	0.1	0.2	15.6	—	—	2.4	0.1	0.1	24.1	0.2	0.3

	$20.1	$12.9	$5.4	$17.1	$—	$—	$47.4	$5.9	$2.6	$84.6	$18.8	$8.0

(ii)    Voluntary Employee Stock Option Exchange Program

On June 4, 2001, Quantum announced that the Quantum Board of Directors had approved a Voluntary Stock Option Exchange program in which eligible employees had the opportunity to exchange certain options that have an exercise price of $14.00 per share or more for promise to grant new options on January 7, 2002, under the Quantum Corporation Supplemental Stock Option Plan. The offer for the Exchange Program began June 4, 2001, and ended July 3, 2001. There were approximately 2.6 million Quantum stock options eligible under this program of which 0.9 million stock options were tendered by a total of 130 employees and exchanged for options that have an exercise price of $10.93 per share.

(iii)    Stock Incentive Plans

Long-Term Incentive Plan

Quantum has a Long-Term Incentive Plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. The Plan has reserved for future issuance 24.8 million shares of stock and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 2002, were 6.5 million shares of stock. Options under the Plan generally expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plan generally vests over two to three years.

In fiscal years 2002 and 2000, Quantum granted 4.8 million and 0.1 million shares, respectively, of Quantum Corporation restricted stock under the Plan at an exercise price of $0.01 per share. In fiscal year 2000, 0.3 million shares and 0.2 million shares of DSS restricted stock and HDD restricted stock, respectively, were granted under the Plan at an exercise price of $0.01 per share.

Supplemental Stock Plan

Quantum has a Supplemental Stock Plan (the “SSOP”), which is not approved by its stockholders, that provides for the issuance of stock options and stock purchase rights (collectively referred to as “options”) to employees and consultants of Quantum. The SSOP has available and reserved for future issuance 7.7 million shares of stock. Options under the SSOP generally vest over two to four years and expire ten years after the grant date. At March 31, 2002, options with respect to 1.2 million shares of stock were available for grant. Restricted stock granted under the SSOP generally vests over two to three years.

In fiscal year 2002, Quantum granted 0.1 million shares of Quantum Corporation restricted stock under the Plan at an exercise price of $0.01 per share. In fiscal years 2001 and 2000, 0.1 million shares and 3.0 million shares, respectively, of DSS restricted stock were granted under the Plan at an exercise price of $0.01 per share. In fiscal years 2001 and 2000, 0.1 million and 1.5 million shares, respectively, of HDD restricted stock were granted under the Plan at an exercise price of $0.01 per share.

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) under which 4.8 million shares of DSS stock were reserved for future issuance at March 31, 2002 to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years. At March 31, 2002, options with respect to 2.1 million shares of stock were available for grant.

A summary of activity relating to Quantum’s stock option plans follows:

	For the year ended March 31, 2000
	Period from April 1, 1999, to August 3, 1999		Period from August 4, 1999, to March 31, 2000
	Quantum Corporation		DLT & Storage Systems Group		Hard Disk Drive Group
	Shares (000s)	Weighted-Avg. Exercise Price	Shares (000s)	Weighted-Avg. Exercise Price	Shares (000s)	Weighted-Avg. Exercise Price
Outstanding at beginning of period	23,376	$14.68	26,412	$13.18	13,206	$4.80
Granted	4,719	$18.91	11,037	$6.45	7,430	$6.19
Canceled	(585)	$18.56	(3,404)	$15.17	(1,789)	$6.39
Exercised	(1,098)	$8.87	(2,605)	$6.27	(1,961)	$3.06

Outstanding at end of period	26,412	$15.58	31,440	$11.14	16,886	$5.37

Exercisable at end of period	13,037	$11.95	13,686	$11.03	6,407	$4.23

	For the year ended March 31, 2001
	DLT & Storage Systems Group		Hard Disk Drive Group
	Shares (000s)	Weighted-Avg. Exercise Price	Shares (000s)	Weighted-Avg. Exercise Price
Outstanding at beginning of period	31,440	$11.14	16,886	$5.37
Granted	12,358	$10.18	5,906	$11.01
Canceled	(4,413)	$13.60	(1,744)	$8.13
Exercised	(6,716)	$3.90	(5,636)	$3.80

Outstanding at end of period	32,669	$11.91	15,412	$7.76

Exercisable at end of period	17,291	$11.93	7,685	$6.31

	For the year ended March 31, 2002
	Quantum Corporation
	Shares (000s)	Weighted-Avg. Exercise Price
Outstanding at beginning of period	32,669	$11.91
Granted	20,574	$6.67
Canceled	(14,134)	$11.80
Exercised	(11,519)	$6.04

Outstanding at end of period	27,590	$10.51

Exercisable at end of period	16,482	$10.58

The exercise prices for stock options outstanding at March 31, 2002, range from $0.01 to $24.11.

The following tables summarize information about options outstanding and exercisable at March 31, 2002:

Range of Exercises Prices	Shares Outstanding at March 31, 2002 (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 0.01—$ 7.61	2,768	$4.58	4.97
$ 7.61—$ 8.83	5,344	$8.54	6.54
$ 8.83—$10.75	9,067	$9.62	8.32
$10.93—$13.28	6,233	$11.90	7.97
$13.50—$24.11	4,178	$16.79	5.93

	27,590	$10.51	7.20

Range of Exercises Prices	Shares Exercisable at March 31, 2002 (000s)	Weighted Average Exercise Price
$ 0.01 — $ 7.61	2,487	$4.43
$ 7.69 — $ 8.82	4,556	$8.60
$ 8.83 — $10.75	3,255	$9.65
$10.93 — $13.28	2,500	$12.10
$13.50 — $24.11	3,684	$16.97

	16,482	$10.58

Expiration dates ranged from April 15, 2002 to June 21, 2012 for options outstanding at March 31, 2002. Employee stock options issued by Quantum generally have contractual lives of 10 years. However, in accordance with Swiss laws, employee stock options issued to Quantum’s Swiss employees have contractual lives of 11 years. Prices for options exercised during the three-year period ended March 31, 2002, are as follows:

	Period	Price range
Quantum Corporation	4/1/99—8/3/99	$0.01—$23.94
DLT & Storage Systems Group	8/4/99—3/31/02	$0.01—$19.83
Hard Disk Drive Group	8/4/99—3/31/01	$0.01—$14.50

Proceeds received by Quantum from exercises are credited to common stock and capital in excess of par value.

Stock Purchase Plan

Quantum has an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 31.1 million shares authorized to be issued under the plan, 4.8 million were available for issuance at March 31, 2002. Employees purchased 0.8 million shares and 0.8 million shares of Quantum Corporation common stock under the Purchase Plan in fiscal year 2002 and 2000, respectively. Additionally, employees purchased, 2.1 million shares and 1.1 million shares of DSS stock in fiscal years 2001 and 2000, respectively, and 1.1 million shares and 0.6 million shares of HDD stock in fiscal years 2001 and 2000, respectively.

The weighted average exercise price of Quantum Corporation stock purchased under the Purchase Plan was $8.27 and $16.16, in fiscal years 2002 and 2000, respectively. The weighted average exercise price of DSS stock purchased under the Purchase Plan was $8.29 in fiscal year 2001. The weighted average exercise price of HDD stock purchased under the Purchase Plan was $5.93 in fiscal year 2001.

(iv)    Pro forma information

Quantum follows SFAS No. 123, “Accounting for Stock-Based Compensation”, and as permitted, elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose the pro forma effects of the plans on net income and earnings per share. With the exception of option conversions that were related to the disposition of the HDD group as discussed above under “Stock Compensation Expenses”, all options have been issued at fair market value and therefore no compensation expense has been recognized for the stock option plans and the employee stock purchase plans.

Pro forma net income and earnings per share information, as required by SFAS No. 123, have been determined as if Quantum had accounted for its employee stock options (including shares issued under the Long-Term Incentive Plan, Supplemental Plan, Stock Option Plans, and the Stock Purchase Plan, collectively called “options”) granted subsequent to March 31, 1995, under the fair value method of that statement.

The fair value of options granted in fiscal years 2002, 2001 and 2000 reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Long-Term Incentive Plan, Supplemental Plan and Stock Option Plans				Stock Purchase Plan
	For the year ended March 31, 2002	For the year ended March 31, 2001	Period from August 4, 1999, to March 31, 2000	Period from April 1, 1999, to August 3, 1999	For the year ended March 31, 2002	For the year ended March 31, 2001	Period from August 4, 1999, to March 31, 2000	Period from April 1, 1999, to August 3, 1999
Quantum Corporation
Option life (in years)	1.5	—	—	2.8	1.5	—	—	1.1
Risk-free interest rate	3.32%	—	—	5.19%	5.55%	—	—	5.57%
Stock price volatility	0.63	—	—	0.65	0.70	—	—	0.62
Dividend yield .	—	—	—	—	—	—	—	—

DLT & Storage Systems Group
Option life (in years)	—	3.0	2.2	—	—	1.1	0.8	—
Risk-free interest rate	—	5.32%	6.43%	—	—	5.87%	6.12%	—
Stock price volatility	—	0.79	0.67	—	—	0.69	0.66	—
Dividend yield .	—	—	—	—	—	—	—	—

Hard Disk Drive Group
Option life (in years)	—	3.2	3.5	—	—	1.2	1.51	—
Risk-free interest rate	—	5.30%	6.27%	—	—	5.89%	5.57%	—
Stock price volatility	—	0.79	0.68	—	—	0.7	0.63	—
Dividend yield .	—	—	—	—	—	—	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Quantum’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the options.

The following is a summary of weighted-average grant date fair values:

	Weighted-Average Grant Date Fair Value
	For the year ended March 31, 2002	For the year ended March 31, 2001	Period from August 4, 1999, to March 31, 2000	Period from April 1, 1999, to August 3, 1999
Quantum Corporation
Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Option Plans	$5.05			$8.55
Restricted stock granted under the Long-Term Incentive Plan and Supplemental Plan	$11.80			$18.99
Shares granted under the Stock Purchase Plan	$6.29			$7.85

DLT & Storage System Group
Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Option Plans		$5.01	$4.03
Restricted stock granted under the Long-Term Incentive Plan and Supplemental Plan		$12.70	$8.86
Shares granted under the Stock Purchase Plan		$5.22	$4.62

Hard Disk Drive Group
Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Option Plans		$6.14	$4.16
Restricted stock granted under the Long-Term Incentive Plan and Supplemental Plan		$9.35	$7.98
Shares granted under the Stock Purchase Plan		$3.04	$2.73

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the option. Quantum’s pro forma net income (loss) and net income (loss) per share follows:

	For the year ended March 31, 2002	For the year ended March 31, 2001	Period from August 4, 1999, to March 31, 2000	Period from April 1, 1999, to August 3, 1999
	(in thousands except per share amounts)
Quantum Corporation
Reported net income (loss)	$42,502			$(17,193)
Option fair value amortization	(1,828)			(15,034)

Pro forma net income (loss)	$40,674			$(32,227)

Net income (loss) per share:
Basic	$0.26			$(0.19)

Diluted	$0.26			$(0.19)

DLT and Storage Systems Group
Reported net income		$167,446	$85,586
Option fair value amortization		(54,325)	(31,321)

Pro forma net income		$113,121	$54,265

Pro forma net income per share:
Basic		$0.76	$0.33

Diluted		$0.73	$0.33

Hard Disk Drive Group
Reported net loss		$(6,760)	$(27,549)
Option fair value amortization		(18,632)	(8,129)

Pro forma net loss		$(25,392)	$(35,678)

Pro forma net loss per share:
Basic		$(0.32)	$(0.43)

Diluted		$(0.32)	$(0.43)

Since the DSS stock and HDD stock were not part of the capital structure of Quantum prior to the recapitalization on August 3, 1999 and no DSS stock options and HDD stock options were outstanding prior to this date, pro forma information for DSS and HDD for fiscal years 1999 is omitted. Accordingly, the pro forma effect of DSS stock options and HDD stock options is not representative of the effect in future years.

Note 14:  Common Stock and Stockholder Rights Agreement

The number of authorized shares of common stock is 1,000,000,000. The number of authorized shares of preferred stock is 20,000,000.

Quantum has a stockholder rights agreement (the “Rights Plan”) that provides existing stockholders with the right to purchase preferred stock in the event of certain changes in Quantum’s ownership. Specifically, existing stockholders will have the right to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock for each share of common stock held, or, under certain circumstances, shares of common stock with a market value twice the exercise price of such right. The purchase price in either case is determined by the Board of Directors, subject to adjustment. Subject to certain exceptions, these rights may be exercised the tenth day after any person or group becomes the beneficial owner (or makes an offer that would result in such beneficial ownership) of 20% or more of the outstanding common stock. If such change in beneficial ownership is combined with a merger of Quantum or a sale of more than 50% of the assets of Quantum, then the existing stockholders have the right to purchase, for the exercise price, a number of shares of common stock in the surviving entity having a market value of twice the exercise price of such right. The Rights Plan may serve as a deterrent to takeover tactics that are not in the best interests of stockholders. There are 1,000,000 preferred shares reserved for issuance under the Rights Plan.

Note 15:    Net Income (Loss) Per Share

Net income (loss) per share was calculated on a consolidated basis until DSS (continuing operations) stock and HDD (discontinued operations) stock were created as a result of the recapitalization on August 3, 1999. From this date until the disposition of the HDD group to Maxtor on April 2, 2001, net income (loss) per share was computed individually for DSS and HDD. The DSS business now represents Quantum, and as such, DSS is no longer a tracking stock, but is now the common stock for Quantum Corporation. Therefore, net income (loss) per share is also represented on a consolidated basis for fiscal year 2002.

The following tables set forth the computation of basic and diluted net income (loss) per share:

	For the year ended March 31, 2002			For the year ended March 31, 2001		Period from August 4, 1999 to March 31, 2000		Period from April 1, 1999 to August 3, 1999
	Cont. Ops.	Disc. Ops.	Quantum	Cont. Ops.	Disc. Ops.	Cont. Ops.	Disc. Ops.	Cont. Ops.	Disc. Ops.	Quantum
	(In thousands, except per share data)
Numerator: Numerator for basic and diluted net income (loss) per share—income (loss) available to common stockholders	$(82,470)	$124,972	$42,502	$167,446	$(6,760)	$85,586	$(27,549)	$60,028	$(77,221)	$(17,193)

Denominator: Denominator for basic net income (loss) per share—weighted average shares	155,169	155,169	155,169	148,150	78,407	162,023	83,018	165,788	165,788	165,788
Effect of dilutive securities: Outstanding options				7,495		5,711		6,228		6,228

Denominator for diluted net income (loss) per share—adjusted weighted average shares	155,169	155,169	155,169	155,645	78,407	167,734	83,018	172,016	165,788	172,016

Basic net income (loss) per share	$(0.53)	$0.81	$0.27	$1.13	$(0.09)	$0.53	$(0.33)	$0.36	$(0.47)	$(0.10)

Diluted net income (loss) per share	$(0.53)	$0.81	$0.27	$1.08	$(0.09)	$0.51	$(0.33)	$0.35	$(0.47)	$(0.10)

The computation of diluted net income (loss) per share for DSS, HDD and Quantum for all periods presented, excluded the effect of the 7% convertible subordinated notes issued in July 1997, because the effect would have been antidilutive. These notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and into 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note).

Options to purchase 27.6 million shares of Quantum common stock were outstanding for the fiscal year ended March 31, 2002, but were not included in the computation of diluted net income per share due to reporting a loss from continuing operations.

Options to purchase 32.7 million shares of DSS common stock were outstanding for the fiscal year ended March 31, 2001, of which 13.2 million shares were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

Options to purchase 15.4 million shares of HDD common stock were outstanding for the fiscal year ended March 31, 2001. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share because the effect would have been antidilutive.

Options to purchase 21.5 million shares of DSS common stock were outstanding for the fiscal year ended March 31, 2000. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share because the effect would have been antidilutive.

Options to purchase 16.9 million shares of HDD common stock were outstanding at March 31, 2000. However, the corresponding weighted average outstanding options were not included in the computation of diluted net loss per share for HDD for the period August 4, 1999 through March 31, 2000, because the effect would have been antidilutive.

Options to purchase 26.4 million shares of Quantum common stock were outstanding at August 3, 1999. Although the effect is antidilutive, the corresponding weighted average outstanding options were included in the computation of diluted net loss per share for Quantum for the period April 1, 1999 through August 3, 1999, because Quantum reported income from discontinued operations.

Note 16:    Savings and Investment Plan

Substantially all of the regular domestic employees are eligible to make contributions to Quantum’s 401(k) savings and investment plan. Quantum matches a percentage of the employees’ contributions and may also make additional discretionary contributions to the plan. Employer contributions were $11 million, $8 million and $9 million, in fiscal years 2002, 2001 and 2000, respectively.

Note 17:    Income Taxes

The income tax provision (benefit) for continuing operations consists of the following:

	As of March 31,
	2002	2001	2000
	(in thousands)
Federal:
Current	$—	$34,900	$126,793
Deferred	(41,588)	24,523	(25,050)

	(41,588)	59,423	101,743
State:
Current	—	9,673	24,236
Deferred	(2,104)	1,293	(4,242)

	(2,104)	10,966	19,994
Foreign
Current	17,808	22,519	—
Deferred	(1,447)	1,281	—

	16,361	23,800	—

Income tax provision/(benefit)	$(27,331)	$94,189	$121,737

The income tax provision (benefit) for continuing operations differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as follows:

	As of March 31,
	2002	2001	2000
	(in thousands)
Tax (benefit) at federal statutory rate	$(38,380)	$91,574	$93,570
State income tax, net of federal benefit	(2,225)	7,128	12,996
Nondeductible stock compensation	7,284	—	—
Research and development credit	(4,000)	(3,933)	(2,109)
Acquired in-process research and development	4,620	—	12,950
Goodwill amortization	6,333	3,930	4,075
Foreign earnings taxed at less than U.S. rates	(4,408)	(8,898)	—
Nondeductible write-downs of equity investments	2,811	—	—
Other	634	4,388	255

	$(27,331)	$94,189	$121,737

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows:

	As of March 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Inventory valuation methods	$9,453	$14,606
Accrued warranty expense	8,850	13,477
Distribution reserves	3,955	6,895
Loss carryforwards and tax credits	67,493	13,109
Special charge accruals	5,922	3,295
Other accruals and reserves not currently deductible for tax purposes	16,132	7,408
Depreciation and amortization methods	12,386	12,813

	$124,191	$71,603

Deferred tax liabilities:
Acquired intangibles	$(31,493)	$(37,368)
Tax on unremitted foreign earnings net of foreign tax credits	(97,686)	(17,917)
Other	(1,610)	(3,796)

	$(130,789)	$(59,081)

Net deferred tax asset (liability)	$(6,598)	$12,522

The tax benefits associated with nonqualified stock options, disqualifying dispositions of incentive stock options, and employee stock purchase plan shares reduced taxes currently payable or increased the deferred tax assets as shown above by $1 million, $8 million, and $10 million in fiscal years 2002, 2001 and 2000, respectively. Such benefits are credited to equity when realized.

Pretax income from foreign operations was $74 million for fiscal year ended March 31, 2002. Deferred U.S. taxes have not been provided for cumulative unremitted earnings of foreign subsidiaries of approximately $57 million. Quantum intends to reinvest these earnings indefinitely in operations outside the United States. The residual U.S. tax liability, if such amounts were remitted, would be approximately $15 million.

The tax provision for 2002 includes a Malaysian tax holiday benefit of $4 million representing income per share of $0.03 for the fiscal year ended March 31, 2002.

As of March 31, 2002, Quantum had federal net operating loss and tax credit carryforwards of approximately $153 million and $12 million, respectively. These carryforwards expire in varying amounts between fiscal years 2005 and 2022 if not previously utilized. Ownership change provisions of tax law result in approximately $13 million of these carryforwards being available ratably over the next six years.

Note 18:  Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns numerous United States patents which Papst has alleges are infringed by hard disk drive products which were sold by Quantum’s HDD group. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with other lawsuits involving Papst for purposes of coordinated discovery under multi-district litigation rules. The other lawsuits have Maxtor Corporation, Minebea Limited, and IBM as parties. As part of Quantum’s disposition of its HDD group to Maxtor Corporation, Maxtor has agreed to assume defense of Papst claims against Quantum’s HDD business, and has also agreed to indemnify Quantum in this litigation going forward. Nevertheless, if Maxtor were unable for any reason to indemnify Quantum in accordance with the merger agreement, the outcome of this litigation would be uncertain and Quantum’s liability, if Papst prevails and Maxtor cannot indemnify Quantum, could have a materially adverse impact on Quantum’s results of operations and financial position.

On October 1, 2001, Imation Corporation (“Imation”) filed suit against Quantum in the U.S. federal district court in St. Paul, Minnesota, alleging price fixing and conspiracy to manipulate the data storage market. Quantum asserted counterclaims against Imation in this lawsuit alleging false and deceptive advertising and trademark dilution. On October 3, 2001, Quantum filed suit against Imation in the Superior Court of California in Santa Clara County seeking injunctive relief and damages against Imation. Quantum’s suit against Imation charges that Imation misappropriated Quantum’s trade secrets and engaged in the use of deceptive and misleading advertising and unfair business practices. On October 30, 2001, the Superior Court of California in Santa Clara County issued a Notice of Ruling in Quantum’s case against Imation, granting Quantum’s application for a preliminary injunction. The preliminary injunction required Imation to pay Quantum a royalty should it choose to sell unqualified DLT tape products.

On May 23, 2002, Quantum and Imation settled all legal claims between the companies over the qualification, production and sale of DLTtape media products. As a result of the settlement, Imation has dismissed its antitrust lawsuit against Quantum, and Quantum has dismissed its trade secrets lawsuit against Imation. Quantum and Imation also have committed to completing qualification of Imation as a manufacturer of DLTtape media.

In connection with the settlement, Quantum will pay Imation $5.0 million over an 18-month period and the parties will enter into a multi-year business and supply agreement. The $5.0 million obligation has been reflected in the consolidated financial statements as of and for the year ended March 31, 2002, as general and administrative expenses in the statements of operations and as other accrued liabilities in the balance sheet.

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

Note 19:  Investments in Other Entities

Investments in equity securities of other entities are recorded in other assets. Investments in those entities in which Quantum owns less than 20%, and is unable to exert significant influence, are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Investments in entities in which Quantum owns more than 20%, and/or is able to exert significant influence, are accounted for under the equity method. Due to the economic downturn, Quantum recorded impairment losses of $7 million in fiscal year 2002 on certain of these investments. As at March 31, 2002, Quantum had total investments in other entities of $40 million.

Note 20:  Commitments and Contingencies

Commitments

Quantum leases certain facilities under non-cancelable operating lease agreements for periods of up to 17 years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

Rent expense was $20 million, $17 million, and $11 million for the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

Future minimum lease payments under operating leases are as follows:

For the year ended March 31,	(In thousands)
2003	$16,659
2004	12,015
2005	10,173
2006	7,682
2007	3,562
Thereafter	6,765

Total future minimum lease payments	$56,856

In August 1997, Quantum entered into a five-year lease agreement with a group of financial institutions (the “lessor”) for the construction and lease of a campus facility in Colorado Springs, Colorado, comprised of three buildings. The campus became the center of the DLT group’s operations up until the transfer in fiscal year 2002 of tape drive production to Penang, Malaysia, and now only houses administrative and procurement resources and testing operations within one of the three buildings. The lease has been accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

The lease had an initial term of five years, which has been amended to expire in April 2003, and has a 12-month renewal option at the discretion of the lessor. The total minimum lease payments from the fourth quarter of fiscal year 2002 until the scheduled expiration date in April 2003 are estimated to be approximately $3 million and approximate the lessor’s debt service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

At the end of the lease term, Quantum may exercise its option to extend the lease for one year with banking syndicate consent, refinance the lease, purchase the facility, or arrange for the leased facility to be sold to a third party with Quantum retaining an obligation to the lessor for the difference between the sale price and a $63 million residual value guarantee. Quantum completed a third party valuation appraisal of the leased facilities in the fourth quarter of fiscal year 2002, which indicated a contingent lease obligation of approximately $12 million. Of this $12 million total, a charge $11 million was recorded, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. The remaining $1 million relates to the portion of the facilities that Quantum still occupies, which is being amortized over the remaining lease period. The future minimum lease payments stated above exclude any payments required at the end of the lease term.

Contingencies

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute. This agreement between Quantum and Maxtor entered into in connection with the disposition of the HDD group, provided for the allocation of certain liabilities related to taxes and the indemnification by Maxtor of Quantum with respect to certain liabilities relating to taxes and attributable to the conduct of business prior to the disposition of the HDD group. Maxtor and Quantum presently disagree as to the amounts owed under this agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. Quantum believes Maxtor’s claims are without merit and intends to vigorously defend itself. However, there can be no assurance that Quantum will be successful in asserting its position. If disputes under this agreement cannot be resolved favorably, Quantum may incur liabilities and costs to litigate and/or settle these disputes.

Quantum has recorded a receivable of $96 million from Maxtor for the portion of the convertible subordinated debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments. Although Quantum believes the $96 million due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amounts, Quantum would likely record a loss with respect to this amount in a future period.

Note 21:  Business Segment and Geographic Information

Quantum’s reportable segments are the DLT group and the Storage Solutions group. These reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes. The DLT group consists of tape drives and media. The Storage Solutions group consists of tape automation systems, NAS appliances and service. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Quantum evaluates segment performance based on operating income (loss) excluding non-recurring gains or losses.

Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

	As of or for the year ended March 31,
	2002				2001			2000
	DLTtape	Storage Solutions	Total		DLTtape	Storage Solutions	Total	DLTtape	Storage Solutions	Total
	(in thousands)
Revenue from external customers	$796.4	$291.4	$1,087.8		$993.0	$412.8	$1,405.8	$1,095.7	$323.2	$1,418.9
Intersegment revenue	41.2	—	41.2		97.4	—	97.4	95.8	—	95.8
Operating expenses	211.5	175.8	387.3	(1)	187.6	174.2	361.8	194.1	110.2	304.3	(2)
Operating income (loss)	87.5	(88.9)	(1.4	)(1)	300.7	(39.5)	261.2	351.8	(7.2)	344.6	(2)
Inventories	71.4	30.2	101.6		94.4	44.0	138.4	60.2	43.9	104.1
Accounts receivable, net	94.3	55.1	149.4		139.1	69.3	208.4	152.1	62.0	214.1
Property, plant and equipment, net	57.9	20.6	78.5		65.4	29.3	94.7	64.2	13.9	78.1
Goodwill and intangibles, net	—	252.4	252.4		—	227.5	227.5	—	248.3	248.3

(1)	Excludes special charges of $77.4 million and a charge for acquired in-process research and development of $16.5 million.
(2)	Excludes special charges of $40.1 million and acquired in-process research and development of $37.0 million.

Product Information

Revenue for reportable segments is comprised of the following:

	For the year ended March 31,
	2002	2001	2000
	(in millions)
Tape drives	$445.4	$754.4	$857.9
Tape media	182.9	114.0	147.2
Tape royalties	209.3	222.0	186.4

DLT group	837.6	1,090.4	1,191.5
Storage Solutions group	291.4	412.8	323.2
Intersegment elimination	(41.2)	(97.4)	(95.8)

	$1,087.8	$1,405.8	$1,418.9

Intersegment elimination represents inter-group sales of tape drives incorporated into the Storage Solutions group’s tape automation systems.

Geographic and Customer Information

Revenue and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the location of customers):

	For the year ended March 31,
	2002		2001		2000
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(in millions)
United States	$697.3	$266.5	$908.7	$317.0	$915.5	$322.0
Europe	221.7	52.2	326.2	3.0	375.6	4.0
Asia Pacific	167.4	12.2	167.8	2.0	126.2	—
Latin America	1.4	—	3.1	—	1.6	—

	$1,087.8	$330.9	$1,405.8	$322.0	$1,418.9	$326.0

Two customers accounted for 10% or more of Quantum’s revenue in some or all of the fiscal years presented. Revenue from one customer represented $230 million, $263 million, and $283 million of Quantum’s revenue in fiscal years 2002, 2001 and 2000, respectively. Revenue from the other customer represented $62 million, $146 million, and $183 million of Quantum’s revenue in fiscal years 2002, 2001 and 2000, respectively.

Note 22:    Unaudited Quarterly Financial Data

	For the year ended March 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)

Revenue	$279,285	$281,874	$283,994	$242,639
Gross margin	112,343	91,558	102,998	78,991
Loss from continuing operations	(41,393)	(18,414)	(648)	(22,015)
Net income (loss)	77,934	(14,869)	592	(21,155)
Income (loss) per share from continuing operations:
Basic	$(0.27)	$(0.12)	(0.00)	$(0.14)
Diluted	$(0.27)	$(0.12)	(0.00)	$(0.14)

	For the year ended March 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$366,184	$361,751	$369,271	$308,612
Gross margin	159,835	157,838	163,410	141,953
Income from continuing operations	43,950	44,285	47,519	31,692
Net income	60,420	35,614	44,235	20,417
Income per share from continuing operations:
Basic	$0.29	$0.30	$0.32	$0.21
Diluted	$0.28	$0.29	$0.30	$0.20

Revenue and gross margin figures presented from continuing operations are from the quarterly financial statements as included in Quantum’s quarterly reports on Form 10-Q.

The results of continuing operations for first quarter of fiscal year 2002 include a $48 million special charge associated with the disposition of the HDD group and other restructurings and a $13 million charge for purchased in-process research and development in connection with the acquisition of M4 Data.

The results of continuing operations for the second and fourth quarters of fiscal year 2002 include special charges of $17 million and $13 million, respectively, related to the closure of tape drive manufacturing in Colorado Springs, Colorado, and to employee reductions and an operating lease impairment, respectively. In addition, the results of continuing operations in the second quarter of fiscal year 2002 include a charge of $3 million for purchased in-process research and development in connection with the acquisition of certain assets of Connex.

Note 23:    Related-Party Transactions

Quantum has loans receivable from officers of $1.1 million as of March 31, 2002. The loans are classified in other current assets and bear interest at rates ranging from 6% to 8% per annum.

The loans have provisions for forgiveness based on continued employment and are generally forgiven on a straight line basis over two years. The loan forgiveness is being recorded as compensation expense over the forgiveness period. In fiscal years 2002, 2001 and 2000, $0.8 million, $0.4 million and $0.2 million was forgiven, respectively.

Note 24:    Subsequent Event (Unaudited)

Special charge related to the Storage Solutions group
Quantum intends to record a special charge of approximately $6 million in the first quarter of fiscal year 2003 related to the integration of sales and marketing activities within its Storage Solutions group. The charge primarily relates to severance benefits for approximately 90 employees that were severed or will be severed as a result of this restructuring plan.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Quantum Corporation

We have audited the accompanying consolidated balance sheets of Quantum Corporation (the “Company”) as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14a. These financial statements and schedule are the responsibility of Quantum’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Palo Alto, California
April 23, 2002, except for paragraphs three and four of Note 18, as to which the date is May 23, 2002

QUANTUM CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to expense	Deductions (i)	Balance at end of period
	(in thousands)
Allowance for doubtful accounts
Year ended:
March 31, 2000	$2,507	$1,297	$(312)	$3,492
March 31, 2001	3,492	824	(1,089)	3,227
March 31, 2002	3,227	4,788	(1,782)	6,233

(i)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Information with respect to directors is incorporated by reference from our Proxy Statement. For information pertaining to executive officers of Quantum, refer to the “Executive Officers of Quantum Corporation” section of Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our Proxy Statement.

ITEM	12. Security Ownership of Certain Beneficial Owners and Management

The following is a disclosure of Quantum’s equity compensation plan information as required by SEC rule 33-8048:

	Year ended March 31 ,2002
	Number of shares to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares remaining available for future issuance
	(quantities in thousands)
Stock Plans approved by stockholders(1)	21,126	$10.60	29,638
Stock Plans not approved by stockholders	6,464	$9.87	7,710

	27,590		37,348

(1)
The Long-Term Incentive Plan has an evergreen provision that provides for an annual increase to the quantity of stocks available in the Plan equal to 4% of the total shares of Quantum Corporation common stock outstanding as at the end of the respective fiscal year.

Other information required by Item 12 is incorporated by reference from our Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from our Proxy Statement.

With the exception of the information incorporated in Items 10, 11, 12 and 13 of this Annual Report on Form 10-K, Quantum’s definitive Proxy Statement for Quantum’s 2002 Annual Meeting of Stockholders is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

ITEM	14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

Audrey Krat
Investor Relations
Quantum Corporation
501 Sycamore Drive
Milpitas, California 95035
408-944-4455

(a)  The following documents are filed as a part of this Report:

1.	Financial Statements—The consolidated financials statements of Quantum Corporation are listed in the Index to Consolidated Financial Statements.

2.
Financial Statement Schedules—The consolidated valuation and qualifying accounts (Schedule II) financial statement schedule of Quantum Corporation is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes hereto.

3.	Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated By-laws of Registrant, as amended

3.3(3)	Certificate of Designations for the Series B Participating Junior Preferred Stock and Series C Participating Junior Preferred Stock

4.1(3)	Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

10.1(1)	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors

10.2(1)	Form of Change of Control Agreement between Registrant and the Named Executive Officers and Directors

10.3(4)	1993 Long-Term Incentive Plan (as amended May 29, 2001)

10.4(4)	1993 Long-Term Incentive Plan Form of Stock Option Agreement

10.5(4)	Supplemental Stock Option Plan (as amended May 29, 2001)

10.6(4)	Supplemental Stock Option Plan Form of Stock Option Agreement

10.7(1)	1996 Board of Directors Stock Option Plan (as amended May 29, 2001)

10.8(1)	1996 Board of Directors Stock Option Plan Form of Stock Option Agreement

10.9(1)	Employee Stock Purchase Plan (as amended May 29, 2001)

10.10	Amendment No. 1 to the Employee Stock Purchase Plan, dated May 1, 2002

10.11(5)	Patent Assignment and License Agreement, dated as of October 3, 1994, by and between Digital Equipment Corporation and Registrant

10.12(6)	Indenture, dated August 1, 1997, between the Registrant and La Salle National Bank as trustee, related to the Registrant’s subordinated debt securities

10.13(6)	Supplemental Indenture, dated August 1, 1997, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.14(1)	Second Supplemental Indenture, dated as of August 4, 1999, between the Registrant and Trustee, relating to the Notes, including the form of Note

Exhibit Number	Exhibit
10.15(1)	Third Supplemental Indenture, dated as of April 2, 2001, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.16(7)	Amended and Restated Master Lease, dated July 12, 2000, between Selco Service Corporation, as Lessor and Registrant, as Lessee

10.17(7)	Amended and Restated Participation Agreement, dated July 12, 2000, among Registrant, as Lessee, Selco Service Corporation, as Lessor, the Participants and The Bank of Nova Scotia, as Agent

10.18(1)
First Amendment to Amended and Restated Participation Agreement, dated as of March 28, 2001, among Registrant, as Lessee, Selco Service Corporation, as Lessor, the Participants and The Bank of Nova Scotia, as Agent

10.19
Second Amendment to Amended and Restated Participation Agreement, dated as of April 19, 2002, among Registrant, as Lessee, Selco Service Corporation, as Lessor, the Participants and The Bank of Nova Scotia, as Agent

10.20(8)	Industrial Lease, dated as of July 17, 1998, between The Irvine Company as lessor, and ATL Products, Inc. as lessee

10.21(9)
Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000 by and among Quantum Corporation, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits)

10.22(1)
Credit Agreement, entered into as of April 19, 2000 and amended and restated as of the Restatement Date, by and among Registrant, the Lenders and Bank of America, N.A., as Administrative Agent and Issuing Lender

10.23	First Amendment to Credit Agreement, dated as of April 19, 2002, by and among Registrant, the Lenders and Bank of America, N.A., as Administrative Agent

12	Statement of Computation of Ratios of Earnings to Fixed Charges

21	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

24	Power of Attorney (see signature page)

1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001.
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000.
3.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
4.	Incorporated by reference to Registrant’s Schedule TO filed with the Securities and Exchange Commission on May 29, 2001.
5.	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 17, 1994.
6.	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 6, 1997.
7.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended October 1, 2000 filed with the Securities and Exchange Commission on November 14, 2000
8.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 27, 1998 filed with the Securities and Exchange Commission on February 9, 1999.
9.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2000 filed with the Securities and Exchange Commission on February 14, 2001.

(b) Reports on Form 8-K: None.

(c) Exhibits: See Item 14(a) above.

(d) Financial Statement Schedules: See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ MICHAEL J. LAMBERT
Michael J. Lambert Chief Financial Officer

Dated: June 27, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Brown and Michael J. Lambert, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 27, 2002.

Signature	Title

/s/ MICHAEL A. BROWN Michael A. Brown	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL J. LAMBERT Michael J. Lambert	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ STEPHEN M. BERKLEY Stephen M. Berkley	Director

/s/ DAVID A. BROWN David A. Brown	Director

/s/ EDWARD M. ESBER, JR Edward M. Esber, Jr	Director

/s/ KEVIN J. KENNEDY Kevin J. Kennedy	Director

/s/ GREGORY W. SLAYTON Gregory W. Slayton	Director

/s/ EDWARD J. SANDERSON Edward J. Sanderson	Director