Form 10-Q
period 2002-06-30
QUANTUM CORP /DE/
filed 2002-08-14
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 1-13449

QUANTUM CORPORATION

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

501 Sycamore Drive, Milpitas, California 95035
(408) 944-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

As of the close of business on August 1, 2002, 157,611,649 shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	June 30, 2002	July 1, 2001
Product revenue	$165,915	$224,821
Royalty revenue	45,563	54,464

Total revenue	211,478	279,285
Cost of revenue	148,971	166,942

Gross margin	62,507	112,343
Operating expenses:
Research and development	29,805	34,472
Sales and marketing	30,894	39,964
General and administrative	22,574	28,742
Special charges	4,885	47,709
Purchased in-process research and development	—	13,200

	88,158	164,087

Loss from operations	(25,651)	(51,744)
Write-down of equity investments	(17,061)	—
Interest and other income (expense), net	(3,266)	651

Loss before income taxes	(45,978)	(51,093)
Income tax benefit	(9,393)	(9,700)

Loss from continuing operations	(36,585)	(41,393)
Gain from disposition of discontinued operations	—	119,327

Income (loss) before cumulative effect of an accounting change	(36,585)	77,934
Cumulative effect of an accounting change	(94,298)	—

Net income (loss)	$(130,883)	$77,934

Loss per share from Continuing Operations
Basic	$(0.23)	$(0.27)
Diluted	$(0.23)	$(0.27)
Income per share from Discontinued Operations
Basic	$—	$0.77
Diluted	$—	$0.77
Cumulative effect per share of accounting change
Basic	$(0.60)	$—
Diluted	$(0.60)	$—
Net income (loss) per share
Basic	$(0.84)	$0.50
Diluted	$(0.84)	$0.50
Weighted average common and common equivalent shares:
Basic	156,443	155,220
Diluted	156,443	155,220

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	March 31, 2002 (1)
	(Unaudited)
Assets
Current assets:
Cash and investments	$305,825	$344,433
Accounts receivable, net of allowance for doubtful accounts of $6,886 and $6,233	135,672	149,424
Inventories	110,811	101,638
Deferred income taxes	42,725	42,038
Service inventories	50,186	50,303
Other current assets	39,216	36,842

Total current assets	684,435	724,678
Long-term assets:
Property and equipment, net	74,464	78,528
Goodwill, net	68,648	161,157
Intangible assets, net	84,018	91,209
Other assets	25,187	42,367
Receivable from Maxtor Corporation	95,833	95,833

Total long-term assets	348,150	469,094

	$1,032,585	$1,193,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,696	$65,503
Accrued warranty	40,022	43,210
Short-term debt	2,654	41,363
Other accrued liabilities	138,054	147,059

Total current liabilities	282,426	297,135
Long-term liabilities:
Deferred income taxes	35,233	48,636
Convertible subordinated debt	287,500	287,500

Total long-term liabilities	322,733	336,136
Stockholders’ equity:
Common stock	186,963	190,477
Retained earnings	240,463	370,024

Total stockholders’ equity	427,426	560,501

	$1,032,585	$1,193,772

(1)	Derived from the March 31, 2002 audited consolidated financial statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2002.

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended,
	June 30, 2002	July 1, 2001
Cash flows from operating activities:
Net income (loss)	$(130,883)	$77,934
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of an accounting change	94,298	—
Gain on disposition of the HDD group	—	(119,327)
Purchased in-process research and development	—	13,200
Depreciation	9,606	12,093
Amortization	4,498	10,499
Deferred income taxes	(687)	7,007
Compensation related to stock incentive plans	798	11,430
Write-down of equity investments	17,061	—
Changes in assets and liabilities:
Accounts receivable	13,752	30,531
Inventories	(9,173)	13,179
Accounts payable	36,193	398
Income taxes payable	(9,720)	(3,366)
Accrued warranty	(3,188)	(7,973)
Other assets and liabilities	(16,452)	(48,128)

Net cash provided by (used in) operating activities	6,103	(2,523)
Cash flows from investing activities:
Maturities of marketable securities	—	207
Purchases of equity securities	—	(10,525)
Acquisition of intangible assets	—	(14,852)
Purchases of property and equipment	(6,072)	(13,018)

Net cash used in investing activities	(6,072)	(38,188)
Cash flows from financing activities:
Purchase of treasury stock	—	(18,366)
Principal payments of short-term debt	(38,709)	—
Proceeds from issuance of common stock, net	361	31,626

Net cash provided by (used in) financing activities	(38,348)	13,260
Decrease in cash and cash equivalents	(38,317)	(27,451)
Cash and cash equivalents at beginning of period	343,878	397,537

Cash and cash equivalents at end of period	$305,561	$370,086
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,569	$126

Income taxes	$18,580	$5,009

Value of common stock tendered in satisfaction of taxes payable on vesting of employee stock options	$4,672	$—

Notes payable issued in respect of M4 (Data) Holdings acquisition	$—	$41,363

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain items previously reported in specific financial statement captions have been reclassified. Such reclassifications have not impacted previously reported operating income (loss) or net income (loss) amounts. The condensed consolidated balance sheet as of March 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum for the fiscal year ended March 31, 2002, included in its Annual Report on Form 10-K.

Until the beginning of fiscal year 2002, Quantum operated its business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”). On March 30, 2001, Quantum’s stockholders approved the disposition of the HDD group to Maxtor Corporation (“Maxtor”). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. In the consolidated statements of operations, the gain on the disposition of the HDD group in the first quarter of fiscal year 2002 has been classified as “Gain from disposition of discontinued operations”.

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

In the first quarter of fiscal year 2002, Quantum recorded a non-cash gain of $119.3 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor.

Quantum has recorded a receivable of $95.8 million from Maxtor for the portion of the convertible subordinated debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum both principal and associated interest payments.

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute. This agreement between Quantum and Maxtor entered into in connection with the disposition of the HDD group, provided for the allocation of certain liabilities related to taxes and the indemnification by Maxtor of Quantum with respect to certain liabilities relating to taxes and attributable to the conduct of business prior to the disposition of the HDD group. Maxtor and Quantum presently disagree as to the amounts owed under this agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that Quantum will be successful in asserting its position. If disputes under this agreement cannot be resolved favorably, Quantum may incur significant liabilities and costs to litigate or settle these disputes, which could have a material adverse effect on its results of operations and financial condition.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3:    Cumulative Effect of an Accounting Change

On April 1, 2002, Quantum adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires companies to discontinue the amortization of goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life must be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter, or more frequently when indicators of impairment exist.

The assessment of impairment conducted in the first quarter of fiscal year 2003 required Quantum to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The fair values of the reporting units underlying the Storage Solutions group were estimated using both a discounted cash flow and market approach methodology. The reporting units’ carrying amounts exceeded their fair values, indicating that the reporting units’ goodwill was impaired, therefore requiring Quantum to perform the second step of the transitional impairment test. In the second step, Quantum compared the implied fair values of the reporting units’ goodwill, determined by allocating the reporting units’ fair values to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to its carrying amount.

Upon adoption of SFAS No. 142 in the first quarter of fiscal year 2003, Quantum recorded a non-cash accounting change adjustment of $94.3 million, reflecting a reduction to the carrying value of its goodwill, as a cumulative effect of the accounting change in the accompanying condensed consolidated statements of operations.

Note 4, ‘Goodwill and Intangible Assets’, provides additional discussion on the impact to Quantum’s financial statements as a result of adopting SFAS No. 141 and SFAS No. 142.

Note 4:    Goodwill and Intangible Assets

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, Quantum recorded an accounting change adjustment of $94.3 million in the first quarter of fiscal year 2003.

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. Quantum transferred $1.8 million of net assembled workforce from intangible assets to goodwill in the first quarter of fiscal year 2003, consisting of $2.9 million of assembled workforce, partially offset by an associated deferred tax amount of $1.1 million. Also in accordance with SFAS No. 142, Quantum discontinued the amortization of goodwill effective April 1, 2002 and instead will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and intangible assets was consistent in the periods presented:

	Year Ended March 31,			Three Months Ended,
	2002	2001	2000	June 30, 2002	July 1, 2001
	(in thousands, except per-share amounts)
Reported net income (loss) before cumulative effect of an accounting change	$42,502	$160,686	$40,844	$(36,585)	$77,934
Add back goodwill (including assembled workforce) amortization, net of tax	19,596	13,490	13,530	—	4,901

Adjusted income (loss) before cumulative effect of an accounting change	62,098	174,176	54,374	(36,585)	82,835
Cumulative effect of an accounting change	—	—	—	(94,298)	—

Adjusted net income (loss)	$62,098	$174,176	$54,374	$(130,883)	$82,835

Adjusted basic net income (loss) per share:
Reported basic net income (loss) per share before cumulative effect of an accounting change	$0.27	$1.08	$0.25	$(0.23)	$0.50
Add back goodwill (including assembled workforce) amortization, net of tax	0.13	0.09	0.08	—	0.03
Cumulative effect of an accounting change	—	—	—	(0.60)	—

Adjusted basic net income (loss) per share	$0.40	$1.18	$0.33	$(0.84)	$0.53

Adjusted diluted net income (loss) per share:
Reported diluted net income (loss) per share before cumulative effect of an accounting change	$0.27	$1.03	$0.24	$(0.23)	$0.49
Add back goodwill (including assembled workforce) amortization, net of tax	0.12	0.09	0.08	—	0.03
Cumulative effect of an accounting change	—	—	—	(0.60)	—

Adjusted diluted net income (loss) per share	$0.39	$1.12	$0.32	$(0.84)	$0.52

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the carrying amount of goodwill and includes amounts originally allocated to assembled workforce:

June 30, 2002
(in thousands)
Balance as of March 31, 2002	$161,157
Assembled workforce reclassified to goodwill, net	1,789
Cumulative effect of an accounting change	(94,298)

Balance as of June 30, 2002	$68,648

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized and excludes amounts originally allocated to assembled workforce:

	June 30, 2002
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Purchased technology	$93,030	$(31,943)	$61,087
Trademarks	23,800	(6,519)	17,281
Non-compete agreements	1,500	(1,500)	—
Customer lists	14,100	(8,589)	5,511
Other	2,500	(2,361)	139

	$134,930	$(50,912)	$84,018

	March 31, 2002
	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Purchased technology	$93,030	$(28,892)	$64,138
Trademarks	23,800	(6,050)	17,750
Non-compete agreements	1,500	(1,500)	—
Customer lists	14,100	(8,016)	6,084
Other	2,500	(2,153)	347

	$134,930	$(46,611)	$88,319

The total amortization expense related to goodwill and intangible assets is provided in the table below:

	Three Months Ended,
	June 30, 2002	July 1, 2001	Amortized by:
	(in thousands)
Goodwill	$—	$4,521
Purchased technology	3,051	2,772	September 2008
Trademarks	469	469	September 2013
Assembled workforce	—	573
Customer lists	573	208	September 2008
Other	208	471	August 2002

	$4,301	$9,014

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total expected future amortization related to intangible assets is provided in the table below:

(in thousands)
Nine months ended March 31, 2003	$12,682
Fiscal year 2003	15,844
Fiscal year 2004	14,964
Fiscal year 2005	14,721
Fiscal year 2006	9,394
Fiscal year 2007	6,698
Fiscal year 2008 through 2014	9,715

Total	$84,018

Note 5:    Inventories

Inventories consisted of the following:

	June 30, 2002	March 31, 2002
	(in thousands)
Materials and purchased parts	$51,013	$57,657
Work in process	22,975	19,426
Finished goods	36,823	24,555

	$110,811	$101,638

Note 6:  Service Inventories

Service inventories consisted of the following:

	June 30, 2002	March 31, 2002
	(in thousands)
Component parts	$19,582	$16,330
Finished units	30,604	33,973

	$50,186	$50,303

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7:    Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30, 2002	July 1, 2001
	(in thousands, except per-share data)
Loss from continuing operations	$(36,585)	$(41,393)
Gain from disposition of discontinued operations	—	119,327
Cumulative effect of an accounting change	(94,298)	—

Net income (loss)	$(130,883)	$77,934

Loss per share from continuing operations	$(0.23)	$(0.27)
Income per share from discontinued operations	—	0.77
Cumulative effect per share of an accounting change	(0.60)	—

Basic and diluted net income (loss) per share	$(0.84)	$0.50

Shares used in computing basic and diluted net income per share	156,443	155,220

The computations of diluted net income (loss) per share for the periods presented excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of Quantum common stock (21.587 shares per $1,000 note), because the effect would have been antidilutive.

Options to purchase 32.1 million shares and 29.0 million shares of Quantum common stock were outstanding at June 30, 2002, and July 1, 2001, respectively, but were not included in the computation of diluted net income (loss) per share because the effect would have been antidilutive.

Note 8:    Common Stock Repurchase

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

There were no shares of Quantum common stock repurchased in the three months ended June 30, 2002. Since the beginning of the stock repurchase authorization through June 30, 2002, Quantum has repurchased a total of 8.6 million shares of Quantum common stock (including 3.9 million shares that were outstanding prior to the issuance of the DSS and HDD common stocks), 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for an aggregate total of $612.1 million. At June 30, 2002, there was approximately $87.9 million remaining authorized to repurchase Quantum common stock.

Note 9:    Credit Line

In April 2000, Quantum entered into an unsecured senior credit facility with a group of nine banks, providing a $187.5 million revolving credit line that expires in April 2003. As of June 30, 2002, $38.2 million is committed to a standby letter of credit. Borrowings under the revolving credit line bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The credit facility contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line. During the fourth quarter of fiscal year 2002, these covenants were amended to allow a write-down of goodwill of up to $175 million upon adoption of SFAS No. 142 in the first quarter of fiscal year 2003. At June 30, 2002, there was no outstanding balance drawn on this credit facility.

During the quarter ended June 30, 2002, Quantum violated the Tangible Net Worth and Leverage Ratio financial covenants of the credit line. On August 9, 2002, Quantum received a waiver of these covenant violations from the bank

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

group for the quarter ended June 30, 2002. The financial covenants were not amended and Quantum is required to satisfy these covenants in subsequent quarters to obtain access to the line of credit. The waiver disallows any new borrowings or new letters of credit to be issued until Quantum is in compliance with the financial and reporting covenants or obtains approval of such new borrowings or letters of credit from the majority of the banks participating in the line of credit.

Note 10:    Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns numerous United States patents which Papst alleges are infringed by hard disk drive products which were sold by Quantum’s HDD group. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with other lawsuits involving Papst for purposes of coordinated discovery under multi-district litigation rules. The other lawsuits have Maxtor, Minebea Limited, and IBM as parties. As part of Quantum’s disposition of its HDD group to Maxtor, Maxtor has agreed to assume defense of Papst claims against Quantum’s HDD business, and has also agreed to indemnify Quantum in this litigation going forward. Nevertheless, if Maxtor were unable for any reason to indemnify Quantum in accordance with the merger agreement, the outcome of this litigation would be uncertain and Quantum’s liability, if Papst prevails and Maxtor cannot indemnify Quantum, could have a materially adverse impact on Quantum’s results of operations and financial position.

Note 11:    Special Charges

First quarter fiscal year 2003 special charges

Storage Solutions group overhead reductions

In the first quarter of fiscal year 2003, a charge of $5.3 million was recorded related to the integration of sales and marketing activities within Quantum’s Storage Solutions group. The charge primarily relates to severance benefits for approximately 90 employees that were severed or will be severed as a result of this restructuring plan.

European operations reorganization

In the first quarter of fiscal year 2003, Quantum reversed a charge of $0.4 million on its income statement related to special charges recorded in the second quarter of fiscal year 2002 for the closure of Quantum’s Geneva, Switzerland sales office. The special charge reversal was due to a tenant being found for the Geneva sales office at more favorable terms than originally anticipated.

First quarter fiscal year 2002 special charges

In the first quarter of fiscal year 2002, Quantum recorded $47.7 million of special charges related to its overall operations. These charges consisted of stock compensation and severance charges related to the disposition of the HDD group, restructuring costs incurred in order to align resources with the requirements of Quantum’s ongoing operations, and other cost reduction activities.

The charges are described in more detail below.

Stock Compensation Charges

Stock compensation charges of $17.1 million were incurred in the first quarter of fiscal year 2002. Of this $17.1 million, Quantum expensed stock compensation of $14.6 million related to the conversion of vested HDD options into vested DSS options for employees remaining with Quantum. In addition, Quantum recorded $2.5 million of stock compensation in connection with certain corporate employees who were terminated at the HDD group disposition date and whose unvested HDD and DSS stock options and HDD restricted stock converted into shares of DSS restricted stock.

Corporate Severance Charges

Severance charges of $8.7 million were incurred in the first quarter of fiscal year 2002 for the termination of corporate employees as a result of the disposition of the HDD group.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring and Other Costs

Approximately $21.9 million of special charges were incurred in the first quarter of fiscal year 2002 related to:

•
Staff reductions and other costs associated with cost saving actions in tape automation system activities ($13.6 million), which were comprised of severance costs of $2.3 million; vacant facilities costs of $3.9 million for facilities in Irvine, California; sales and marketing demonstration equipment of $6.3 million; and contract cancellation fees of $1.1 million.

•	Vacant facilities costs in Shrewsbury, Massachusetts, and Boulder, Colorado ($3.4 million);

•	Costs associated with discontinuing solid state storage systems, product development and marketing, which were primarily severance costs and fixed asset write-offs ($2.2 million); and

•	Other costs ($2.7 million).

The following two tables show the activity for the quarter ended June 30, 2002 for the following major cost reduction projects (for a complete discussion of Quantum’s special charge activity, refer to note 10 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2002):

•	Discontinuation of Manufacturing in Colorado Springs; and

•	Other Restructuring Programs.

The other major cost reduction project, strategic realignment and charges related to the disposition of the HDD group, was completed at March 31, 2002.

Discontinuation of Manufacturing in Colorado Springs

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance March 31, 2002	$2,210	$16,240	$18,450
Cash payments	(1,397)	(1,155)	(2,552)

Balance June 30, 2002	$813	$15,085	$15,898

Estimated timing of future payouts:
Quarter 2 of Fiscal Year 2003	$813	$1,155	$1,968
Quarter 3 of Fiscal Year 2003	—	1,155	1,155
Quarter 4 of Fiscal Year 2003	—	1,155	1,155
Fiscal Year 2004	—	11,620	11,620

Total	$813	$15,085	$15,898

The cash payments in the three months ended June 30, 2002 represent severance payments of $1.4 million and lease payments of $1.2 million for vacant facilities. The remaining special charge accrual related to severance and benefits of $0.8 million relates to expenditures that will be paid in the second quarter of fiscal year 2003, representing outplacement costs, long service entitlements and employer insurance and taxes. The remaining special charge accrual related to facilities reflects a vacant space accrual of $3.9 million, which will be paid over the respective lease terms through the first quarter of fiscal year 2004, and a contingent lease obligation of $11.2 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. The charge related to the contingent lease obligation is further explained in Note 17, ‘Commitments and Contingencies’ to the condensed consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Restructuring Programs

	Severance and Benefits	Fixed assets	Facilities	Other	Total
Balance at March 31, 2002	$2,127	$—	$2,395	$1,255	$5,777
SSG Provision	4,777	106	410	37	5,330
Cash payments	(3,285)	—	(155)	(133)	(3,573)
Non-cash charges	—	(106)	—	—	(106)
Restructuring charge benefit	—	—	(445)	—	(445)

Balance at June 30, 2002	$3,619	$—	$2,205	$1,159	$6,983

Estimated timing of future payouts:
Quarter 2 of Fiscal Year 2003	$1,548	$—	$163	$1,105	$2,816
Quarter 3 of Fiscal Year 2003	2,071	—	163	54	2,288
Quarter 4 of Fiscal Year 2003	—	—	163	—	163
Fiscal Year 2004	—	—	378	—	378
Fiscal Year 2005 onward	—	—	1,338	—	1,338

Total	$3,619	$—	$2,205	$1,159	$6,983

The cash payments in the three months ended June 30, 2002 represent severance payments of $3.3 million, lease payments of $0.2 million for vacant facilities and other payments of $0.1 million. The $7.0 million remaining special charge accrual at June 30, 2002 is comprised mainly of obligations for severance, vacant facilities and contract cancellation fees. The severance charges will be paid over fiscal year 2003; the facilities charges relate to vacant facilities in Irvine, California, and will be paid over the respective lease term through the third quarter of fiscal year 2006; the contract cancellation fees are expected to be paid in the next fiscal quarter.

Note 12:    Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax, for the three months ended June 30, 2002, and July 1, 2001, is presented in the following table:

	Three Months Ended,
	June 30, 2002	July 1, 2001
	(in thousands)
Net income (loss)	$(130,883)	$77,934
Foreign currency translation adjustment	1,322	350

Total accumulated other comprehensive income (loss)	$(129,561)	$78,284

Note 13:    Business Segment Information

Quantum’s reportable segments are the DLT group (“DLTG”) and the Storage Solutions group (“SSG”). These reportable segments are managed separately and they manufacture and distribute distinct products with different production processes. The DLT group consists of tape drives and media. The Storage Solutions group consists of tape automation systems, NAS appliances and service. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Quantum evaluates segment performance based on operating income (loss) excluding gains or losses that are expected to be non-recurring. Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below.

	Three Months Ended,
	June 30, 2002			July 1, 2001
	DLTG	SSG	Total	DLTG	SSG	Total
	(in thousands)
Total Revenue	$159,626	$59,037	$218,663	$219,181	$73,259	$292,440
Inter-segment revenue	7,185	—	7,185	13,155		13,155

Revenue from external customers	152,441	59,037	211,478	206,026	73,259	279,285
Cost of revenue	105,944	43,027	148,971	117,744	49,198	166,942

Gross margin	46,497	16,010	62,507	88,282	24,061	112,343

Research and development	17,421	12,384	29,805	23,256	11,216	34,472
Sales and marketing	11,842	19,052	30,894	18,694	21,270	39,964
General and adminstrative	15,238	7,336	22,574	15,775	12,967	28,742

Total operating expenses	44,501	38,772	83,273	57,725	45,453	103,178

Operating income, (loss)	$1,996	$(22,762)	(20,766)	$30,557	$(21,392)	9,165

Special charges			(4,885)			(47,709)
In-process R & D expenses			—			(13,200)

Consolidated loss from operations			$(25,651)			$(51,744)

	As of
	June 30, 2002			March 31, 2002
	DLTG	SSG	Total	DLTG	SSG	Total
Accounts receivable, net	$90,945	$44,727	$135,672	$94,351	$55,073	$149,424
Inventories	68,096	42,715	110,811	71,410	30,228	101,638
Service inventories	37,167	13,019	50,186	37,096	13,207	50,303
Property, plant and equipment, net	55,392	19,072	74,464	57,942	20,586	78,528
Goodwill and intangibles, net	—	152,666	152,666	—	252,366	252,366

Note 14:    Business Combinations

M4 Data (Holdings) Ltd

On April 12, 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd. (“M4 Data”), a privately held data storage company based in the United Kingdom. M4 Data provided high performance and scalable tape automation products for the data storage market. The acquisition was accounted for as a purchase at a total cost of approximately $58.0 million.

        Under the terms of the agreement, Quantum acquired all the outstanding stock of M4 Data for approximately $58.0 million in consideration, including $15.2 million in cash proceeds, $41.4 million in notes payable and $1.4 million of acquisition costs. The notes are due in 2006 and are callable by the holders at their option beginning in April 2002. The holders called and received payment from Quantum for $38.7 million in the first quarter of fiscal year 2003 and Quantum has received notification from the holders stating their intention to call the remaining balance by the end of the second quarter of fiscal year 2003. The purchase agreement also includes additional contingent consideration to be paid annually by Quantum from 2002 through 2005 based on future revenues, which will result in additional debentures being issued.

M4 Data’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum’s financial position or results of operations.

The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired, assumed liabilities, and in-process research and development. As of the acquisition date, the in-process technology was deemed to have no alternative future use. Therefore, Quantum expensed $13.2 million of the purchase price as in-process research and development in fiscal year 2002. The intangible assets are being amortized on a straight-line basis over periods ranging from three to six years.

The amount of the purchase price allocated to in-process research and development was determined based on the estimated stage of development of each in-process research and development project at the date of acquisition and

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated cash flows resulting from the expected revenue generated from such projects, with the net cash flows discounted to present value at a discount rate of 34%, which represented a premium to Quantum’s cost of capital.

Note 15:    Stock Incentive Plans

Quantum has Stock Option Plans (the “Plans”) under which 12.7 million options of Quantum stock were reserved for future issuance at June 30, 2002, to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years.

A summary of activity relating to Quantum’s stock incentive plans follows:

	Shares (000s)	Weighted-Avg. Exercise Price
Outstanding at March 31, 2002	27,590	$10.51
Granted	7,567	$6.69
Canceled	(2,996)	$12.31
Exercised	(109)	$3.32

Outstanding at June 30, 2002	32,052	$9.45

Exercisable at June 30, 2002	15,985	$10.18

The following tables summarize information about options outstanding and exercisable at June 30, 2002:

Range of Exercises Prices	Shares Outstanding at June 30, 2002 (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 0.01–$ 6.05	1,555	$3.16	4.57
$ 6.11–$ 6.70	7,896	$6.68	9.53
$ 6.71–$ 9.56	9,210	$8.78	6.85
$ 9.60–$12.02	8,070	$10.50	8.52
$12.05–$24.11	5,321	$14.96	6.53

	32,052	$9.45	7.77

Range of Exercises Prices	Shares Exercisable at June 30, 2002 (000s)	Weighted Average Exercise Price
$ 0.01–$ 6.05	1,480	$3.08
$ 6.11–$ 6.70	793	$6.51
$ 6.71–$ 9.56	6,709	$8.73
$ 9.60–$12.02	2,859	$10.69
$12.05–$24.11	4,144	$15.40

	15,985	$10.18

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16:    Investments in Other Entities

	June 30, 2002	March 31, 2002
	(in thousands)
Venture capital equity investments	$11,000	$28,383
Other equity investments	11,514	11,805

	$22,514	$40,188

Investments in those entities in which Quantum owns less than 20%, or is unable to exert significant influence, are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Investments in entities in which Quantum owns more than 20%, or is able to exert significant influence, are accounted for under the equity method.

During the three months ended June 30, 2002, Quantum recorded a loss of $17.1 million to write its venture capital equity investments down to net realizable value based on other than temporary declines in the estimated value of these investments. Quantum may incur additional losses on these investments in the future. Quantum’s equity investments are recorded in “Other assets”.

Note 17:    Commitments and Contingencies

Commitments

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

The lease has a term of five years, which expires in April 2003, and has a 12-month renewal option at the discretion of the lessor. The total minimum lease payments from the second quarter of fiscal year 2003 until the scheduled expiration date in April 2003 are estimated to be approximately $3.0 million and approximate the lessor’s debt service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

At the end of the lease term, Quantum may exercise its option to either extend the lease for a year with banking syndicate consent, refinance the lease, purchase the facility, or arrange for the leased facility to be sold to a third party with Quantum retaining an obligation to the lessor for the difference between the sale price and a $62.8 million residual value guarantee. Quantum completed a third party valuation appraisal of the leased facilities in the fourth quarter of fiscal year 2002, which indicated a contingent lease obligation of approximately $12.5 million. Of this $12.5 million total, a charge of $11.2 million was recorded, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. The remaining $1.3 million relates to the portion of the facilities that Quantum still occupies, and is being amortized over the remaining lease period. The future minimum lease payments stated above exclude any payments required at the end of the lease term.

The lease requires Quantum to maintain specific financial covenants. On August 9, 2002, Quantum received a waiver from the lessor relating to Quantum’s violation of the Tangible Net Worth and Leverage Ratio financial covenants for the quarter ending June 30, 2002. The financial covenants were not amended and Quantum is required to satisfy these covenants in subsequent quarters. If in the future Quantum fails to comply with these financial covenants, and is unable to obtain a waiver or amendment, the lessor could potentially terminate the lease, resulting in either the acceleration of the obligation to purchase the leased facility or Quantum having to sell the leased facility. Quantum believes it will be successful in obtaining waivers or amendments, in future quarters through the end of the lease term in April 2003. However, Quantum cannot give assurance that it will be able to obtain waivers or amendments for covenant violations in the future. Quantum has the right to prepay this lease without penalty or adverse consideration. If required, Quantum believes it has sufficient financial resources to satisfy the guaranteed residual value obligation by arranging for the sale of this facility at a price approximately equal to its recently appraised value and paying the remaining residual value out of existing cash balances.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute. This agreement between Quantum and Maxtor entered into in connection with the disposition of the HDD group, provided for the allocation of certain liabilities related to taxes and the indemnification by Maxtor of Quantum with respect to certain liabilities relating to taxes and attributable to the conduct of business prior to the disposition of the HDD group. Maxtor and Quantum presently disagree as to the amounts owed under this agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that Quantum will be successful in asserting its position. If disputes under this agreement cannot be resolved favorably, Quantum may incur significant liabilities and costs to litigate and/or settle these disputes, which could have a material and adverse effect on its results of operations and financial condition.

Quantum has recorded a receivable of $95.8 million from Maxtor for the portion of the convertible subordinated debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments under the indemnity agreement. Although Quantum believes the $95.8 million due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, Quantum is obligated to pay this amount and would record a loss with respect to this amount in a future period, which would have a material adverse effect on its results of operations and financial condition.

Note 18:    Recent Accounting Pronouncements

Accounting for the Impairment or Disposal of Long-lived Assets

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed off,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 retains many of the provisions of SFAS No. 121, but significantly changes the criteria that would have to be met to classify assets as held for disposal, such that long lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS No. 144 retains the basics provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The adoption of SFAS No. 144 on April 1, 2002, did not have a material impact on Quantum’s financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002, and early adoption is encouraged. Quantum is in the process of the evaluating the financial statement impact, if any, of adoption of SFAS No. 146.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words “estimate,” “anticipate,” “expect”, “believe”, or similar expressions. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products, anticipated gross margins, operating results and expenses, mix of revenue streams, expected revenue from purchased in-process projects, cost savings, stock compensation, the performance of our media business and the sufficiency of cash to meet planned expenditures, are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements are based on management’s current expectations and are subject to certain risks and uncertainties. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding the slowdown in IT spending and the corresponding reduction in the demand for DLTtape and Super DLTtape drives and tape automation products; (4) our continued receipt of media royalties from Maxell, Fuji and other media manufacturers; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; (12) our ability to work with industry leaders to deliver integrated business solutions to customers; (13) the ability of our competitors to introduce new products that compete successfully with our products, which could be magnified given the consolidation of our customer base as a result of the Hewlett-Packard and Compaq merger and Hewlett-Packard’s participation in the LTO consortium, a tape drive and media format competing with Quantum’s Super DLT products; (14) our ability to accelerate penetration into the mid-range NAS market through our acquisition of Connex; (15) our ability to obtain significant market share with our Super DLT product, given the combined Hewlett-Packard and Compaq’s decision to market both the LTO and Super DLT platforms versus Compaq’s historical approach of exclusively marketing Super DLT; (16) the general economic environment and the continued growth of the storage industry; (17) our ability to sustain and/or improve our cash and overall financial position; and (18) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. We disclaim any obligation to update information in any forward-looking statement.

BUSINESS DESCRIPTION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE: DSS), founded in 1980, is a long-standing leader in data protection, optimizing customer investments by providing simple, scalable network solutions from the desktop to the data center. Our products provide backup, archiving and recovery of business-critical data through solutions that deliver high performance, reliability, cost effectiveness and scalability. We are the world’s largest supplier of DLTtape™ automation systems, DLTtape drives, Super DLTtape™ drives, and workgroup-class network attached storage appliances.

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

Both business groups experienced declining revenues and lower gross margins in fiscal year 2002 and in the first quarter of fiscal year 2003. The primary factors driving this trend were generally weak economic conditions resulting in reduced spending on Information Technology (“IT”), and increased competition from other computer equipment manufacturers. Because of these trends and the reduced corporate infrastructure required following the disposition of the HDD group, we took several cost reduction actions. We can make no assurances that these actions and any future actions we may take will be sufficient to offset the financial impact of declining revenues and lower margins.

DLT Group (DLTG)

In this group, we design, develop, manufacture, license, service, and market DLTtape and Super DLTtape drives (collectively referred to as “tape drives”), as well as DLTtape and Super DLTtape media cartridges (collectively referred to as “tape media cartridges”). We earn most of our revenue by selling tape drives and the tape media cartridges used by those drives. In addition, we also earn a significant portion of our revenue from royalties paid to us by manufacturers who license the media cartridge technology from us. Super DLTtape technology has a higher storage capacity and transfer rate than DLTtape technology. Both DLTtape and Super DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape, is our half-inch tape technology that is the leader in mid-range UNIX and NT system backup and archive applications.

DLTtape and Super DLTtape drives store data on DLTtape and Super DLTtape media cartridges, respectively. Historical use of tape drives has shown that drives use many tape media cartridges per year. This historical use suggests that the installed base of tape drives will result in continued demand for tape media cartridges. Our media cartridges are manufactured and sold by licensed third-party manufacturers and sold by us directly.

The estimated installed base of approximately 1.8 million tape drives resulting from our shipments and our tape drive partners’ shipments, has generated shipments, by both licensees and by us, of approximately 4.3 million tape media cartridges in the first quarter of fiscal year 2003.

We receive a royalty on tape media cartridges sold by our licensees, which, while resulting in lower revenue per unit than media sold directly by Quantum, generates relatively comparable gross margin dollars. We prefer to have a substantial portion of media cartridge sales occur through this license model because this minimizes our operational risks and expenses and provides an efficient distribution channel. Currently, approximately 83% of media unit sales that contribute to our media revenue occur through this license model. We believe that the large installed base of tape and drives, and our licensing of tape media cartridges, is of strategic importance to us because it contributes to both direct sales by us of tape media cartridges and also provides royalty income from our licensing partners. Media royalties have been a primary source of our earnings, and this trend is expected to continue.

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

Products

Our products include:

DLTG:

•
Super DLTtape drives.    We offer tape drive products based on Super DLTtape technology, which are targeted to serve workgroup, mid-range and enterprise business needs. The Super DLT tape drives have a native capacity of up to 160GB (320GB compressed) and a transfer rate of 16MB per second (32MB compressed).

•	DLTtape drives. The family of DLTtape drives includes drives with up to 40GB of native capacity (80GB compressed) and a sustained data transfer rate of 6MB per second (12MB compressed).

•
Super DLTtape media cartridges.    The Super DLTtape media cartridges are designed and formulated specifically for use with Super DLTtape drives. The capacity of a Super DLTtape media cartridge is up to 160GB (320GB compressed).

•
DLTtape media cartridges.    The DLTtape family of half-inch tape media cartridges is designed and formulated specifically for use with DLTtape drives. The capacity of a DLTtape media cartridge is up to 40GB (80GB compressed).

SSG:

•
Tape automation systems.    We offer a broad line of DLTtape automation systems, tape libraries and autoloaders that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. Our tape automation systems range from our tape autoloaders, which accommodate a single DLTtape drive, to the P7000 series library, which features Prism Library Architecture™ and can be configured in multiple units to scale up to 245 terabytes of storage capacity. In addition, we offer WebAdmin™, the industry’s first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease. In fiscal year 2001, we introduced modular automation systems with the M1500. The M1500 is a modular library that is rack mountable and available in increments of two drives and 20 cartridges that easily scale up to 20 drives and 200 cartridges. The next generation M-series product, the M2500, was introduced in the first quarter of fiscal year 2003. The new M2500 library is stackable with up to three modules in a standard rack, and utilizing a Stacklink™ feature, it can provide compressed storage capacity of up to 60 terabytes per rack. We also introduced the first SuperLoader™ Tape Library in the first quarter of fiscal year 2003. The SuperLoader is a scalable tape autoloader that provides up to 3.5 terabytes of capacity in a 2U rack-mount form factor and is a modular, high-density tape automation solution designed for the workgroup environment. It contains one or two removable active magazines and is available with up to 16 cartridges and a Bar Code Reader for high performance inventory management.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the following accounting policies require our most difficult, subjective or complex judgments, because of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties that affect the application of those policies in particular, could result in materially different amounts being reported under different conditions or using different assumptions.

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

Service revenue, earned primarily from on site service and extended warranty contracts, is recognized ratably over the life of the service contract.

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

Service Inventories

We value our service inventories at the lower of cost or market. Service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use on a temporary or permanent basis, while the defective unit is being repaired. Cost is determined by the FIFO method, and includes direct material, direct labor, factory overhead and other direct costs. Market is “net realizable value”, which for components is replacement cost or the cost of acquiring similar products from our vendors. For finished goods, market value is the estimated selling price less costs to complete and dispose of the inventories. While cost is readily determinable, the estimates of market involve significant estimates and judgments about the future.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At June 30, 2002 the net amount of $152.7 million represented 15% of total assets.

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, we discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS No. 142 and will be reviewed annually thereafter, or more frequently when indicators of impairment are present. Refer to note 3 and note 4 of the condensed consolidated financial statements for a discussion of the impact of adopting of SFAS No. 142.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over estimated useful lives, which range from three to fifteen years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on significant estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

Special Charges

From fiscal year 2000 through the first quarter of fiscal year 2003, we recorded significant special charges related to non-recurring events and the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken, and consist of the cost of involuntary termination benefits, stock compensation charges, facilities charges and other costs of exiting activities. We will record a liability in the period management approves a restructuring plan if:

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

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002, and early adoption is encouraged.

RESULTS OF OPERATIONS

The results of the DSS business, which now represents Quantum, are presented as “Results of Continuing Operations”. The gain on the disposition of the HDD group to Maxtor on April 2, 2001, is presented as “Gain on Disposition of Discontinued Operations”.

Results of Continuing Operations

Revenue

	Three Months Ended,		Increase, (decrease)	% increase, – decrease
	June 30, 2002	July 1, 2001
	(In thousands)
Tape drives	$69,059	$137,580	$(68,521)	–49.8%
Tape media	45,004	27,137	17,867	65.8%
Tape royalty	45,563	54,464	(8,901)	–16.3%

DLT group	159,626	219,181	(59,555)	–27.2%
Storage solutions group	59,037	73,259	(14,222)	–19.4%
Inter-group elimination*	(7,185)	(13,155)	5,970	45.4%

	$211,478	$279,285	$(67,807)	–24.3%

	Three Months Ended,
	June 30, 2002	July 1, 2001
	% of total revenue	% of total revenue
Tape drives	32.7%	49.3%
Tape media	21.3%	9.7%
Tape royalty	21.5%	19.5%

DLT group	75.5%	78.5%
Storage solutions group	27.9%	26.2%
Inter-group elimination*	-3.4%	-4.7%

	100%	100%

*	Represents inter-group sales of tape drives for incorporation into tape automation systems, for which the sales are included in storage solutions revenue.

Revenue in the three months ended June 30, 2002 was $211.5 million compared to $279.3 million in the three months ended July 1, 2001. The overall decrease of 24% reflected decreased revenue in both the DLTG and SSG segments.

DLTG Revenue

Revenue related to DLTG for the three months ended June 30, 2002 was $159.6 million compared to $219.2 million in the three months ended July 1, 2001. The main component of this decrease was a $68.5 million decrease in tape drive revenue. This decline in tape drive revenue primarily reflected decreased tape drive unit sales volume as well as lower average prices. Our tape drive unit volumes were affected by several major trends, including:

•
A weak IT spending environment particularly in the mid-range server market, which includes servers priced from approximately $5,000 to $100,000. Our tape drives are commonly included as a backup component to servers and accordingly server demand impacts the demand for our tape products;

•	Increased price competition from alternative tape drive vendors and platforms; and

•	A long-term trend toward networked storage, which enables centralization of storage resources and results in fewer tape drives consumed per server sold.

Our tape drive revenues in the first quarter of fiscal year 2003 were also negatively impacted by sales to one major OEM being significantly lower than in the comparable period of the prior year.

The increase in tape media revenue reflects a media market sales mix shift from DLTtape media, mostly sold by licensed media manufactures, to Super DLT media, currently primarily sold directly by Quantum.

The slight decrease in tape media royalties reflected a decrease in unit sales and prices of tape media cartridges by licensed media manufacturers for which we earn a royalty based on price.

SSG Revenue

The decline in storage solutions revenue of $14.2 million reflected decreased revenue in tape automation systems and Snap servers, caused primarily by a decrease in unit shipments. Unit shipments were affected by weak IT spending and increased competition. This was particularly true for high-end tape automation systems and Snap servers.

Revenue Outlook

The continued sluggishness in customer buying behavior and overall uncertainty that has characterized the broader IT environment for some time now will continue to affect both DLTG and SSG. We have introduced several new products aimed at delivering improved price/performance, as well as at expanding our markets by entering new product and market segments. We expect these products, including the SDLT320, a new drive with higher capacity and transfer rate relative to competitive offerings, to gain sales momentum over the course of the fiscal year. We also expect the SDLT320 to have a time to market advantage in the tape drive market. While we believe that these new products will show significant sequential quarter over quarter revenue growth, there remain significant risks in what clearly continues to be a difficult IT spending environment.

In addition to the risks that weak IT spending, increased competition and storage centralization may continue or accelerate throughout fiscal year 2003, there is an additional risk factor that could affect our subsequent fiscal year 2003 quarterly revenues—the recent merger of Hewlett-Packard and Compaq. This merger increases the concentration of our sales and dependency on a single customer. We have approximately 25% of our revenue concentrated in this new entity, and therefore could be materially adversely affected if Hewlett-Packard sees any significant decline in storage revenue due to customer loss or integration issues. There is additional risk since the combined entity owns a competing LTO brand of tape drive and media. The combined Hewlett-Packard and Compaq entity has decided to market both the LTO and Super DLT platforms, whereas Compaq had exclusively marketed Super DLT for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq significantly reduces its purchases of DLT and Super DLT products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially adversely affected. Conversely, to the extent the combined Hewlett-Packard and Compaq increases purchases of DLT and Super DLT products, our tape drive and media revenues, operating results and financial condition could be positively affected.

We believe that the new product launches are a positive development. However, given the competitive conditions and the reduced IT spending environment, revenues in subsequent quarters of fiscal year 2003 might be below prior year levels.

Gross Margin Rate

	Three Months Ended,		Increase– (decrease)
	June 30, 2002	July 1, 2001
	(dollars in thousands)
DLTG gross margin	$46,497	$88,282	$(41,785)
SSG gross margin	16,010	24,061	(8,051)

Quantum gross margin	$62,507	$112,343	$(49,836)

DLTG gross margin rate	30.5%	42.8%	–12.3%
SSG gross margin rate	27.1%	32.8%	–5.7%
Quantum gross margin rate	29.6%	40.2%	–10.7%

DLTG Gross Margin Rate

The DLTG gross margin rate in the three months ended June 30, 2002, decreased to 30.5% from 42.8% in the three months ended July 1, 2001. The gross margin rate decrease mainly reflects lower tape drive prices and to a lesser extent, the media sales mix shift toward direct sales of Super DLTtape media and lower media royalties. As a result of competitive pressure, we have offered Super DLTtape drives at prices below where new DLTtape generations have historically been introduced.

A continuation of the current IT spending slump, industry trends toward centralization and continued or accelerating price-based competition in the tape drive market have the potential to lower volumes and revenue for both tape drives and media, including Quantum branded and media royalties. This in turn has the potential to reduce our gross margin rates.

In the near term, in an attempt to offset negative trends, we will continue efforts to reduce our tape drive bill of material and parts costs through more efficient vendor management. Over the medium term, we are actively working on cost saving activities, including a redesign of our Super DLTtape drives, to reduce costs and improve gross margins relative to current levels. We expect to see benefits from these activities as early as the fourth quarter of fiscal year 2003.

SSG Gross Margin Rate

The SSG gross margin rate in the three months ended June 30, 2002, decreased to 27.1% from 32.8% in the three months ended July 1, 2001. The gross margin rate decrease reflects primarily lower sales volumes and prices.

Increased competition for our Storage Solutions group business has the potential to further reduce gross margins, although competitive activity here has typically been, and is expected to be, less intense than the tape drive market. We are actively managing our cost structure, vendor base and designs to achieve cost reductions in an effort to improve margin trends.

Quantum Overall Gross Margin Rate Outlook

We expect Quantum’s overall gross margin rate to remain near the low 30% range in subsequent quarters of fiscal year 2003. However, given the recent trend of declining revenues and margins which, given economic uncertainty, could continue at least for the rest of fiscal year 2003, and the fact that we do not expect a rapid recovery in IT spending, we recognize the need to further reduce our cost structure beyond what we have done in the last year. Therefore, we are analyzing ways to improve our underlying cost structure in the gross margin area. These steps are expected to result in a significant restructuring charge in the quarter ending September 29, 2002.

Operating Expenses

	Three Months Ended,
	June 30, 2002		July 1, 2001		Increase/(decrease)
		% of revenue		% of revenue		% of revenue
	(dollars in thousands)
DLTG	$44,501	29.2%	$57,725	28.0%	$(13,224)	1.2%
SSG	38,772	65.7%	45,453	62.0%	(6,681)	3.6%

Total Quantum	$83,273	39.4%	$103,178	36.9%	$(19,905)	2.4%

In the three months ended July 1, 2001, $13.7 million of transition expenses were included in the DLTG operating expenses and were classified as follows: $4.8 million in research and development expenses, $2.6 million in sales and marketing expenses, and $6.3 million in general and administrative expenses. These transition expenses include stock compensation expenses, information systems related expenses, facilities related and other expenses incurred related to the disposition of the HDD group.

Given the recent trend of declining revenues and margins which, given economic uncertainty, could continue at least for the rest of fiscal year 2003, and the fact that we do not expect a rapid recovery in IT spending, we recognize the need to further reduce our cost structure and operating expenses beyond what we have done in the last year. Therefore, we will be analyzing ways to improve our underlying cost structure in operating expenses, including all categories of operating expenses (research and development, sales and marketing, and general and administrative). These steps are expected to result in a significant restructuring charge in the quarter ending September 29, 2002.

Research and Development Expenses

	Three Months Ended,
	June 30, 2002		July 1, 2001		Increase/(decrease)
		% of revenue		% of revenue		% of revenue
	(dollars in thousands)
DLTG	$17,421	11.4%	$23,256	11.3%	$(5,835)	0.1%
SSG	12,384	21.0%	11,216	15.3%	1,168	5.7%

Total Quantum	$29,805	14.1%	$34,472	12.3%	$(4,667)	1.8%

Research and development expenses in the three months ended June 30, 2002 were $29.8 million, or 14.1% of revenue, a decrease of $4.7 million compared to $34.5 million, or 12.3% of revenue, in the three months ended July 1, 2001. The increase in research and development expenses as a percentage of revenue reflected lower revenue. Excluding the $4.8 million of transition expenses in the three months ended July 1, 2001, research and development expenses remained relatively flat year over year.

    DLTG:

The level of research and development spending in DLTG decreased $5.9 million to $17.4 million in the three months ended June 30, 2002 compared to $23.3 million in the three months ended July 1, 2001. This decrease is mainly due to the inclusion of $4.8 million transition expenses in the quarter ended July 1, 2001. Excluding transition expenses, research and development expenses decreased by $1.1 million mainly due to decreased headcount.

    SSG:

The level of research and development spending in SSG increased $1.2 million to $12.4 million in the three months ended June 30, 2002, compared to $11.2 million in the three months ended July 1, 2002. This increase was mainly due to product development costs associated with the SuperLoader, Guardian 14000 as well as the Quantum DX30, which have recently entered the marketplace.

Sales and Marketing Expenses

	Three Months Ended,
	June 30, 2002		July 1, 2001		Increase– (decrease)
		% of revenue		% of revenue		% of revenue
	(dollars in thousands)
DLTG	$11,842	7.8%	$18,694	9.1%	$(6,852)	–1.3%
SSG	19,052	32.3%	21,270	29.0%	(2,218)	3.2%

Total Quantum	$30,894	14.6%	$39,964	14.3%	$(9,070)	0.3%

Sales and marketing expenses in the three months ended June 30, 2002 were $30.9 million, or 14.6% of revenue, a decrease of $9.1 million compared to $40.0 million, or 14.3% of revenue, in the three months ended July 1, 2001. The increase in sales and marketing expenses as a percentage of revenue reflected lower revenue. Excluding the $2.6 million of transition expenses in the quarter ended July 1, 2001, sales and marketing expenses decreased by $6.5 million year over year, primarily reflecting decreased marketing programs and headcount as a result of the restructuring plans undertaken in fiscal year 2002.

    DLTG:

Sales and marketing expenses in DLTG decreased by $6.9 million, to $11.8 million in the three months ended June 30, 2002, compared to $18.7 million in the three months ended July 1, 2002. Part of this decrease was due to the inclusion of $2.6 million of transition expenses in the three months ended July 1, 2001. Excluding transition expenses, sales and marketing expenses for DLTG decreased by $4.3 million, primarily reflecting lower salary and salary-related expenses, and lower outside service expenses.

    SSG:

Sales and marketing expenses in SSG decreased by $2.2 million, to $19.1 million in the three months ended June 30, 2002, compared to $21.3 million in the three months ended July 1, 2002. This decrease was primarily due to lower salary and salary-related expenses, reduced marketing and advertising expenses, and lower outside service expenses.

General and Administrative Expenses

	Three Months Ended,
	June 30, 2002		July 1, 2001		Increase/(decrease)
		% of revenue		% of revenue		% of revenue
	(dollars in thousands)
DLTG	$15,238	10.0%	$15,775	7.7%	$(537)	2.3%
SSG	7,336	12.4%	12,967	17.7%	(5,631)	–5.3%

Total Quantum	$22,574	10.7%	$28,742	10.3%	$(6,168)	0.4%

General and administrative expenses in the three months ended June 30, 2002 were $22.6 million, or 10.7% of revenue, a decrease of $6.1 million compared to $28.7 million, or 10.3% of revenue, in the three months ended July 1, 2001. The increase in general and administrative expenses as a percentage of revenue reflected lower revenue. Excluding the $6.3 million of transition expenses in the quarter ended July 1, 2001, general and administrative expenses remained flat quarter over quarter.

    DLTG:

General and administrative expenses in DLTG decreased slightly by $0.5 million to $15.2 million in the three months ended June 30, 2002, from $15.7 million in the three months ended July 1, 2001. Excluding the $6.3 million of transition expenses included in the three months ended July 1, 2001, general and administrative expenses increased by $5.8 million, primarily reflecting legal fees associated with the lawsuits with Imation Corporation (“Imation”) that were settled in the first quarter of fiscal year 2003.

    SSG:

General and administrative expenses in SSG decreased by $5.6 million, to $7.3 million in the three months ended June 30, 2002, from $12.9 million in the three months ended July 1, 2001. Approximately $4.5 million of this decrease was due to the adoption of SFAS No. 142, Goodwill and Other Intangible Asset, on April 1, 2002, under which goodwill is no longer amortized but is subject to annual impairment tests. The remaining $1.1 million decrease was mainly due to lower salary and salary-related expenses, and reduced administrative expenses.

Special Charges

In summary, throughout fiscal year 2002, both DLTG and SSG experienced more rapidly declining revenues and lower gross margins than we had anticipated in our business planning or had experienced in previous years. We found it necessary to broaden and accelerate certain cost reduction programs begun in prior years and to undertake new programs in the current fiscal year in an attempt to offset the effects of lower revenues and margins.

Our tape drive business has experienced declining quarterly unit shipments in the previous two fiscal years, and more recently, sequential declines in gross margin rates. These trends resulted in Quantum incurring special charges in fiscal years 2000, 2001 and 2002 related to plans to reduce costs in our tape drive business. In fiscal year 2000, we incurred charges related to reducing overhead expenses and to the discontinuation of certain tape drive production in Colorado Springs, Colorado. Remaining tape drive production was discontinued at our operation in Colorado Springs, Colorado, in the second quarter of fiscal year 2002.

The Storage Solutions group experienced quarterly operating losses throughout fiscal year 2002. Accordingly, pursuant to plans to reduce our cost structure, we recorded special charges in fiscal year 2002 and the first fiscal quarter of 2003 primarily related to employee reductions.

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

First quarter fiscal year 2003 special charges

Storage Solutions group overhead reductions

In the first quarter of fiscal year 2003, a charge of $5.3 million was recorded related to the integration of sales and marketing activities within Quantum’s Storage Solutions group. The charge primarily relates to severance benefits for approximately 90 employees that were severed or will be severed as a result of this restructuring plan.

European operations reorganization

In the first quarter of fiscal year 2003, Quantum reversed a charge of $0.4 million on its income statement related to special charges recorded in the second quarter of fiscal year 2002 for the closure of Quantum’s Geneva, Switzerland sales office. The special charge reversal was due to a tenant being found for the Geneva sales office at more favorable terms than originally anticipated.

First quarter fiscal year 2002 special charges

In the first quarter of fiscal year 2002, Quantum recorded $47.7 million of special charges related to its overall operations. These charges consisted of stock compensation and severance charges related to the disposition of the HDD group, restructuring costs incurred in order to align resources with the requirements of Quantum’s ongoing operations, and other cost reduction activities.

The charges are described in more detail below.

Stock Compensation Charges

Stock compensation charges of $17.1 million were incurred in the first quarter of fiscal year 2002. Of this $17.1 million, Quantum expensed stock compensation of $14.6 million related to the conversion of vested HDD options into vested DSS options for employees remaining with Quantum. In addition, Quantum recorded $2.5 million of stock compensation in connection with certain corporate employees who were terminated at the HDD group disposition date and whose unvested HDD and DSS stock options and HDD restricted stock converted into shares of DSS restricted stock.

Corporate Severance Charges

Severance charges of $8.7 million were incurred in the first quarter of fiscal year 2002 for the termination of corporate employees as a result of the disposition of the HDD group.

Restructuring and Other Costs

Approximately $21.9 million of special charges were incurred in the first quarter of fiscal year 2002 related to:

•
Staff reductions and other costs associated with cost saving actions in tape automation system activities ($13.6 million), which were comprised of severance costs of $2.3 million; vacant facilities costs of $3.9 million for facilities in Irvine, California; sales and marketing demonstration equipment of $6.3 million; and contract cancellation fees of $1.1 million.

•	Vacant facilities costs in Shrewsbury, Massachusetts, and Boulder, Colorado ($3.4 million);

•	Costs associated with discontinuing solid state storage systems, product development and marketing, which were primarily severance costs and fixed asset write-offs ($2.2 million); and

•	Other costs ($2.7 million).

The following two tables show the activity for the quarter ended June 30, 2002 for the following major cost reduction projects (for a complete discussion of our special charge activity, refer to note 10 in our Annual Report on Form 10-K for the year ended March 31, 2002.):

•	Discontinuation of Manufacturing in Colorado Springs; and

•	Other Restructuring Programs.

The other major cost reduction project, strategic realignment and charges related to the disposition of the HDD group, was completed at March 31, 2002.

Discontinuation of Manufacturing in Colorado Springs

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance March 31, 2002	$2,210	$16,240	$18,450
Cash payments	(1,397)	(1,155)	(2,552)

Balance June 30, 2002	$813	$15,085	$15,898

Estimated timing of future payouts:
Quarter 2 of Fiscal Year 2003	$813	$1,155	$1,968
Quarter 3 of Fiscal Year 2003	—	1,155	1,155
Quarter 4 of Fiscal Year 2003	—	1,155	1,155
Fiscal Year 2004	—	11,620	11,620

Total	$813	$15,085	$15,898

The cash payments in the three months ended June 30, 2002 represent severance payments of $1.4 million and lease payments of $1.2 million for vacant facilities. The remaining special charge accrual related to severance and benefits of $0.8 million relates to expenditures that will be paid in the second quarter of fiscal year 2003, representing outplacement costs, long service entitlements and employer insurance and taxes. The remaining special charge accrual related to facilities reflects a vacant space accrual of $3.9 million, which will be paid over the respective lease terms through the first quarter of fiscal year 2004, and a contingent lease obligation of $11.2 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. The charge related to the contingent lease obligation is further explained in Note 17, ‘Commitments and Contingencies’ to the condensed consolidated financial statements.

Other Restructuring Programs

	Severance and Benefits	Fixed assets	Facilities	Other	Total
	(in thousands)
Balance at March 31, 2002	$2,127	$—	$2,395	$1,255	$5,777
SSG Provision	4,777	106	410	37	5,330
Cash payments	(3,285)	—	(155)	(133)	(3,573)
Non-cash charges	—	(106)	—	—	(106)
Restructuring charge benefit	—	—	(445)	—	(445)

Balance at June 30, 2002	$3,619	$—	$2,205	$1,159	$6,983

Estimated timing of future payouts:
Quarter 2 of Fiscal Year 2003	$1,548	—	$163	$1,105	$2,816
Quarter 3 of Fiscal Year 2003	2,071	—	163	54	2,288
Quarter 4 of Fiscal Year 2003	—	—	163	—	163
Fiscal Year 2004	—	—	378	—	378
Fiscal Year 2005 onward	—	—	1,338	—	1,338

Total	$3,619	$—	$2,205	$1,159	$6,983

The cash payments in the three months ended June 30, 2002 represent severance payments of $3.3 million, lease payments of $0.2 million for vacant facilities and other payments of $0.1 million. The $7.0 million remaining special charge accrual at June 30, 2002 is comprised mainly of obligations for severance, vacant facilities and contract cancellation fees. The severance charges will be paid over fiscal year 2003; the facilities charges relate to vacant facilities in Irvine, California, and will be paid over the respective lease term through the third quarter of fiscal year 2006; the contract cancellation fees are expected to be paid in the next fiscal quarter.

We expect to realize annual cost savings from the restructuring programs detailed in the above two tables of approximately $60 million. Approximately $20 million of the savings are expected in cost of revenue as a result of reduced manufacturing costs, with the remaining amount in operating expenses, mainly research and development, as a result of ending research on certain optical-based storage solutions and a reduction in headcount, and sales and marketing due to a reduction in headcount.

Given the trend of declining revenues and margins which is likely to continue at least for the rest of fiscal year 2003 and the fact that we do not expect a rapid recovery in IT spending, we recognize the need to further reduce our cost structure and operating expenses beyond what we have done in the last year. Therefore, we will be analyzing ways to improve our underlying cost structure in the gross margin area as well as in operating expenses. We believe that we can return to profitability for the fourth quarter of fiscal year 2003. These steps are expected to result in a significant restructuring charge in the quarter ending September 29, 2002.

Purchased In-process Research and Development Expense

We expensed purchased in-process research and development of $13.3 million a result of the acquisition of M4 Data in April 2001. The following table summarizes the relevant factors used to determine the amount of purchased in process research and development.

	Amount of purchased IPR&D	Estimated cost to complete technology at time of acquisition	Percentage completion at time of acquisition	Overall compound growth rate	Discount rate
	(dollars in thousands)
M4 Data	$13,299	$1,515	58% to 67%	27%	34%

In this acquisition, the amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. The discount rate used represents a premium to our cost of capital. All of the projections used are based on management’s estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

Expected revenue from the M4 acquisition for the purchased in-process projects grows from approximately $60 million in 2002 to more than $260 million in 2008. We expect the M4 Data in-process research and development projects to be complete by the end of the second quarter of fiscal year 2003.

For additional information regarding the M4 Data acquisition, refer to note 14 to the condensed consolidated financial statements.

Amortization of Goodwill and Intangible Assets

We adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. With the adoption of SFAS No. 142, we ceased amortization of goodwill as of April 1, 2002. Our initial impairment test of goodwill was conducted in the first quarter of fiscal year 2003 and resulted in a non-cash accounting change adjustment of $94.3 million, reflecting a reduction in the carrying amount of our goodwill. This charge is reflected as a cumulative effect of an accounting change in our condensed consolidated statements of operations.

The amortization expense associated with goodwill and intangible assets decreased from approximately $9.0 million in the first quarter of fiscal year 2002 to $4.3 million in the first quarter of fiscal year 2003. This decrease was mainly due to goodwill no longer being amortized. The following table details this amortization expense by classification within our condensed consolidated statements of operations:

	Three Months Ended,
	June 30, 2002	July 1, 2001
	(in thousands)
Cost of revenue	$2,925	$2,831
Research and development	208	346
Sales and marketing	1,042	1,112
General and administrative	126	4,725

	$4,301	$9,014

The increase in the gross goodwill balance and corresponding decrease in the gross intangible asset balance reflects the reclassification of assembled work force as a result of the adoption of SFAS No. 142 on April 1, 2002. The following table summarizes our goodwill and intangible assets:

	June 30, 2002	March 31, 2002
	(in thousands)
Goodwill	$68,648	$206,698
Intangible assets	134,930	142,530

	203,578	349,228
Less accumulated amortization	(50,912)	(96,862)

	$152,666	$252,366

Net goodwill and intangible assets at June 30, 2002, and March 31, 2002, represented approximately 15% and 21% of total assets, respectively. The goodwill and intangible assets balances, net of amortization, at June 30, 2002, and March 31, 2002, were $152.7 million and $252.4 million, respectively, and included the following goodwill from acquisitions net of amortization (these acquisitions were all integrated into the Storage Solutions group):

	June 30, 2002	March 31, 2002
	(in thousands)
ATL	$38,543	$105,720
Meridian	—	21,771
M4 Data	30,105	30,097
Connex	—	3,569

	$68,648	$161,157

The decrease in goodwill from March 31, 2002 to June 30, 2001 of $92.5 million reflects the cumulative effect of an accounting change of $94.3 million upon adoption of SFAS No. 142, partially offset by the reclassification of assembled workforce of $1.8 million, net of taxes, from intangible assets to goodwill.

Acquired intangible assets are amortized over their estimated useful lives, which range from three to fifteen years. Management, in estimating the useful lives of intangible assets, considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and

•	The ability to leverage core technology into new NAS and tape automation products, and to therefore extend the lives of these technologies.

We assess the recoverability of our long-lived assets, including intangible assets with finite lives, in accordance with SFAS No. 144 by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. No such impairment has been identified as of June 30, 2002, with respect to our acquired intangible assets.

Goodwill will be reviewed for impairment at least on an annual basis, or more frequently when indicators of impairment are present. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its fair value. The fair values of the reporting units underlying our Storage Solutions group are estimated using a discounted cash flow methodology. If the reporting units’ net book values exceed their fair values, therefore indicating impairment, then we will compare the implied fair values of the reporting units’ goodwill to their carrying amounts.

Refer to note 3 and note 4 of the condensed consolidated financial statements for further information on the effect on goodwill and intangible assets of adopting SFAS No. 142.

Interest and Other Income (Expense), net, and Write-down of Equity Investments

	Three Months Ended,
	June 30, 2002		July 1, 2001
	(in thousands)	% of revenue	(in thousands)	% of revenue
Interest and other income	$2,574	1.3%	$6,164	2.2%
Interest expense	(5,840)	–2.8%	(5,513)	–2.0%

	$(3,266)	–1.5%	$651	0.2%

Write-downs of equity investments	$(17,061)	–8.1%	$—	0.0%

Net interest and other income/expense for the first quarter of fiscal year 2003 was a $3.3 million expense compared to $0.7 million income in the first quarter of fiscal year 2002. The change from income to expense reflected mainly reduced interest income as a result of lower interest rates and a lower cash balance, partially offset by reduced interest expense due to Quantum making payment during the first quarter of fiscal year 2003 on the majority of the debentures that were issued in connection with the M4 Data acquisition. Also contributing to the decrease in other income in the first quarter of fiscal year 2003 is a $1.5 million unrealized currency loss attributable to the effect that the weakening U.S. dollar had on dollar-denominated bank accounts held by our European subsidiaries.

During the three months ended June 30, 2002, Quantum recorded a loss of $17.1 million to write the equity investments down to net realizable value based on other-than-temporary declines in the estimated value of these investments. Quantum may incur additional losses on these investments in the future. Quantum’s equity investments are recorded in “Other assets”.

Income Taxes

The tax benefit recorded for the three months ended June 30, 2002 was $9.4 million compared to $9.7 million for the three months ended July 1, 2001. These amounts result in effective tax rates of 20% and 19%, respectively, and reflect the non-deductibility of purchased in-process research and development, write-downs of equity investments and special charges. The effective tax rates on income from continuing operations, excluding in-process research and development, write-downs of equity investments, restructuring charges, transition charges and intangible amortization was 30% for the periods ending June 30, 2002 and July 1, 2001. The benefit tax rate in fiscal year 2003 reflects a valuation allowance that was provided against certain short-lived deferred tax assets originating within the 2003 fiscal year.

Loss from Continuing Operations

The loss from continuing operations in the first quarter of fiscal year 2003 was $36.6 million, compared to a loss of $41.4 million in the first quarter of fiscal year 2002. The decrease in the loss from continuing operations reflects the following factors:

•
HDD disposition-related transition expenses incurred in the first quarter of fiscal year 2002 of $16.2 million related mainly to activities that were eliminated as a result of the disposition of the HDD group;

•	Discontinuing the amortization of goodwill in accordance with SFAS No. 142;

•	A decrease in special charges of $42.8 million; and

•	Expensed purchased in-process research and development in the first quarter of fiscal year 2002 of $13.2 million.

The effect of the above factors was partially offset by the following:

•	Decreased revenues and gross margins;

•	Increased legal fees relating to the recently settled lawsuits with Imation;

•	Reduced interest income earned on cash investments; and

•	A write-down of equity investments of $17.1 million.

Gain on Disposition of Discontinued Operations

On March 30, 2001, our stockholders approved the disposition of the HDD group to Maxtor. On April 2, 2001, each authorized and outstanding share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

The gain from disposition of discontinued operations of $119.3 million in the condensed statements of operations for the three months ended July 1, 2001, reflects the gain on the disposition of the HDD group. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor. See risk factor entitled—If we incur an uninsured tax liability as a result of the disposition of HDD, our financial condition and operating results could be negatively affected.

Recent Accounting Pronouncements

Accounting for the Impairment or Disposal of Long-lived Assets

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed off,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 retains many of the provisions of SFAS No. 121, but significantly changes the criteria that would have to be met to classify assets as held for disposal, such that long lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS No. 144 retains the basics provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The adoption of SFAS No. 144 on April 1, 2002, did not have a material impact on our financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002, and early adoption is encouraged. We are in the process of the evaluating the financial statement impact, if any, of adoption of SFAS No. 146.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for three months ended,
	June 30, 2002	July 1, 2001
	(dollars in thousands)
Cash and cash equivalents	$305,561	$370,086
Days sales outstanding (DSO)	58.4	56.6
Inventory turns—annualized	5.4	5.5
Net cash provided by (used in) operating activities	$6,103	$(2,523)
Net cash used in investing activities	$(6,072)	$(38,188)
Net cash provided by (used in) financing activities	$(38,348)	$13,260

First Quarter of Fiscal Year 2003 compared to First Quarter of Fiscal Year 2002

Net cash provided by (used in) operating activities:

Net cash provided by operating activities increased to $6.1 million in the first quarter of fiscal year 2003 from $2.5 million used in the first quarter of fiscal year 2002. The primary sources of this change are listed in the following table:

	June 30, 2002 cash (used), provided	July 1, 2002 cash (used), provided	Change in cash (used), provided
Net income (loss)	$(130,883)	$77,934	$(208,817)
Non-cash income statement items	125,574	(65,098)	190,672

Adjusted net income (loss)	(5,309)	12,836	(18,145)
Accounts receivable	13,752	30,531	(16,779)
Inventories	(9,173)	13,179	(22,352)
Accounts payable	36,193	398	35,795
Income taxes payable	(9,720)	(3,366)	(6,354)
Other, net	(19,640)	(56,101)	36,461

	$6,103	$(2,523)	$8,626

Net cash provided by operating activities increased by $8.6 million for the three months ended June 30, 2002 compared to the three months ended July 1, 2001. The increase in net cash provided by operating activities was primarily due to an increase in accounts payable and a decrease in other current assets.

The loss from operations for the first quarter of fiscal year 2003, adjusted for non-cash items, was $5.3 million, a decrease of $18.1 million from the $12.8 million income from operations reported in the first quarter of fiscal year 2002. The decrease was primarily caused by the declining revenues and gross margins that we experienced during the first quarter of fiscal year 2003, partially offset by the transitional costs following the disposition of the HDD group and significant special charges incurred related to our cost reduction projects that were incurred in the first quarter of fiscal year 2002.

Net cash used in investing activities:

Net cash used in investing activities decreased to $6.1 million in the first quarter of fiscal year 2003 from $38.2 million of net cash used in the first quarter of fiscal year 2002. Approximately $14.9 million of this decrease was due to the acquisition of M4 Data in April 2001, and $10.5 million was due to purchases of equity securities in the first quarter of fiscal year 2002. Net cash used for purchases of property and equipment decreased to $6.1 million in the first quarter of fiscal year 2003 compared to $13.0 million in the first quarter of fiscal year 2002.

Net cash provided by (used in) financing activities:

Net cash used in financing activities was $38.3 million in the first quarter of fiscal year 2003 compared to $13.3 million provided by financing activities in the first quarter of fiscal year 2002. The change from cash provided by financing activities to cash used in financing activities reflects principal payments of $38.7 million made in the first quarter of fiscal year 2003 for debentures issued in relation to the M4 Data acquisition and proceeds from the exercise of employee stock options decreasing by $31.3 million in the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002. These items were partially offset by the discontinuation of repurchases of our common stock, which were $18.4 million in the first quarter of fiscal year 2002.

Forward-looking analysis:

Our ability to generate positive cash flow from operations mainly depends on whether we can sustain or grow our revenues and gross margins or reduce our cost structure. This is highly dependent on many factors including the introduction of competitive products, our ability to timely develop and offer new products, customer acceptance of new products, and continued reductions in our cost of sales and operating expenses. Changes in our accounts receivable and inventory balances have also been significant factors in whether our operating activities provide or use cash from operations. Cash provided by the change in accounts receivable could decrease or become a net use of cash due to our inability to collect adequate amounts of cash from customers on a timely basis. Net cash provided by the change in inventories can decrease or become a net use of cash due to many factors that could undermine our ability to sell our inventory such as the introduction of new products by competitors, shortened product life cycles, and a continued decrease in demand for our products or changes in technology.

Operating cash flows have been a significant source of our liquidity, and if we are not able to return to profitability and generate sufficient levels of net income, such lack of profitability will have a material adverse impact on our operating cash flows, liquidity and financial position.

Our ability to make strategic purchases of property and equipment, and tangible and intangible assets is dependent upon our ability to generate liquidity through cash provided by operations and the future availability of debt or equity arrangements at terms acceptable to us, if available at all. Proceeds from the issuance of common stock have also been a significant source of cash in the past. In fiscal year 2003 we expect substantially lower proceeds from the issuance of common stock as compared to fiscal year 2002.

In April 2000, Quantum entered into an unsecured senior credit facility with a group of nine banks providing a $187.5 million revolving credit line that expires in April 2003. As of June 30, 2002, $38.2 million is committed to a standby letter of credit. During the quarter ended June 30, 2002, we violated the Tangible Net Worth and Leverage Ratio financial covenants of the bank credit line. On August 9, 2002, we received a waiver from the bank group for the covenants violated as of June 30, 2002. The financial covenants were not amended and we are required to satisfy these covenants in subsequent quarters to obtain access to the line of credit. The waiver disallows any new borrowings or new letters of credit to be issued until we are in compliance with the financial and reporting covenants or we obtain approval of such new borrowings or new letters of credit from the majority of the banks participating in the line of credit. We do not anticipate that we will be in compliance with these covenants in the future. If we are unsuccessful in securing a waiver or amendment in subsequent quarters, we may be required to pledge $38.2 million of our cash as collateral to cover this existing letter of credit, which would appear as restricted cash on our balance sheet. We are beginning discussions with the banks concerning an amendment to or replacement of this credit facility, but cannot give assurances that we will be successful in obtaining such an amendment or replacement. Until we are able to comply with or amend these financial covenants, or replace the credit facility itself, this credit line is not available to us. This could have a material and adverse impact on our liquidity. If we cannot comply with or amend these financial covenants, we may terminate the credit line.

We have an operating lease commitment that requires us to maintain specified financial covenants. On August 9, 2002, we received a waiver from the lessor relating to our violation of the Tangible Net Worth and Leverage Ratio financial covenants for the quarter ending June 30, 2002. We do not anticipate that we will be in compliance with these covenants in the second quarter of fiscal year 2003. The financial covenants were not amended and we are required to satisfy these covenants in subsequent quarters. If in the future we continue to violate these financial covenants, and are unable to obtain a waiver for such future covenant violations, the lessor could terminate the lease, resulting in either the acceleration of our obligation to purchase the leased facility or Quantum having to sell the leased facility. We believe we will be successful in obtaining waivers or amendments in future quarters through the end of the lease term in April 2003. However, we cannot give assurance that we will be able to obtain waivers or amendments for covenant violations in the future. We are currently in discussions with the lessor to amend the financial covenants for the lease but cannot give assurances that we will be successful in obtaining such an amnedment. We have the right to prepay this lease without penalty or adverse consideration. If required, we believe we have sufficient financial resources to satisfy the guaranteed residual value obligation by arranging for the sale of this facility at a price approximately equal to its recently appraised value and paying the remaining residual value out of our existing cash balances. If Quantumwere unable to receive consideration in the event of a sale of the facility close to the current appraised value, the company would be liable for the cash payment in addition to the $12.5 million total, which could have a material adverse impact on our financial condition, results of operations and liquidity.

We can make no assurances that we will be able to generate sufficient liquidity in the future, and if we cannot, such lack of liquidity could have a material adverse impact on our financial position. However, we believe that our existing cash and capital resources, including any cash generated from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is dependent upon our ability to generate net income and positive cash flow from operating activities in the future. If we were to experience further declines in sales or profit margins, cash flows from our operating activities may be adversely affected, which could impact the future availability of debt or equity arrangements at terms acceptable to us. We can make no assurances that we will be able to generate or obtain sufficient amounts of cash in the future, and if we cannot, it could have a material adverse impact on our liquidity and financial position.

Capital Resources

During fiscal year 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of Quantum, DSS or the previously outstanding HDD common stock. An additional $100 million was authorized for repurchase of the previously outstanding HDD common stock. For the three months ended June 30, 2002, there were no repurchases of Quantum common stock. Since the beginning of the stock repurchase authorization through June 30, 2002, we have repurchased a total of 8.6 million shares of Quantum common stock (including 3.9 shares million that were outstanding prior to the issuance of the DSS and HDD common stocks), 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock, for a combined total of $612.1 million. At June 30, 2002, there was approximately $87.9 million remaining authorized to purchase Quantum common stock.

We filed a registration statement that became effective on July 24, 1997, pursuant to which we may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. In July 1997, under the registration statement, we issued $287.5 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). We have recorded a receivable from Maxtor of $95.8 million for the portion of the debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse us for both principal and associated interest payments. We may redeem the notes at any time. In the event of certain changes involving all or substantially all of our common stock, the holder would have the option to redeem the notes. Redemption prices range from 103% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. Although we believe the $95.8 million due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, we would remain obligated to pay this amount and would likely record a loss with respect to this amount in a future period, which would have a material adverse effect on our results of operations and financial condition

In April 2000, we entered into an unsecured senior credit facility with a group of nine banks, providing a $187.5 million revolving credit line and expiring in April 2003. As of June 30, 2002, $38.2 million is committed to a letter of credit. Borrowings under the revolving credit line bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The facility contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line. During the fourth quarter of fiscal year 2002, these covenants were amended to allow, among other things, a write-down of goodwill of up to $175 million upon adoption of SFAS No. 142 in the first quarter of fiscal year 2003. At June 30, 2002, there was no outstanding balance drawn on the facility. During the quarter ended June 30, 2002, we violated certain financial covenants of the bank credit line. On August 9, 2002, we received a waiver from the bank group relating to the Tangible Net Worth and Leverage covenants for the quarter ending June 30, 2002. The waiver disallows any new borrowings or new letters of credit to be issued until we are in compliance with the financial and reporting covenants or obtain approval of such new borrowings or new letters of credit from the majority of the banks participating in the line of credit. We do not anticipate that we will be in compliance with these covenants in the second quarter of fiscal year 2003. Until we are again able to comply with these financial covenants, this credit line is not available to us. If in future quarters we are in violation of any financial or reporting covenant and are issued a notice of default letter from the bank group, the credit line could become unavailable and any amounts outstanding could become immediately due and payable. In addition, in the event of a future covenant violation, if we are unsuccessful in securing a waiver or amendment, we could also lose access to the $38.2 million standby letter of credit contained within our credit line facility and have to restrict $38.2 million of our cash to cover this existing letter of credit. These factors could have a material and adverse impact on our liquidity.

Notes payable of $41.3 million were issued as partial consideration for the acquisition of M4 Data in April 2001. These notes are due in 2006 and are callable by the holders at their option, beginning in April 2002. The holders called and received payment from Quantum for $38.7 million in the first quarter of fiscal year 2003 and we have received notification from the holders stating their intention to call the remaining balance of $2.6 million by the end of the second quarter of fiscal year 2003.

The table below summarizes our long-term commitments:

	Less than 1 year	1-3 years	Beyond 3 years	Total
	(in thousands)
Convertible subordinated debt	$—	$287,500	$—	$287,500
Portion payable by Maxtor (1)	—	(95,833)	—	$(95,833)

Subtotal	—	191,667	—	191,667
Short-term debt	2,654	—	—	2,654
Operating leases (2)	15,498	27,757	9,437	52,692

	$18,152	$219,424	$9,437	$247,013

(1)	Refer to note 2 to the condensed consolidated financial statements.
(2)	Includes the operating lease residual value contingent obligation discussed below.

Operating Lease Commitment

As reported in note 17 to the condensed consolidated financial statements, ‘Commitments and Contingencies’, we have a lease for the Colorado Springs facility, which, although accounted for as an operating lease, is commonly referred to as a synthetic lease. A synthetic lease represents a form of financing that under accounting rules is not required to be included in the balance sheet. This synthetic lease is treated as an operating lease for accounting purposes and as a financing lease for tax purposes. Under the terms of this lease, we are committed to make minimum payments of approximately $3.0 million for the period through April 2003. The minimum lease payments will fluctuate with changes in interest rates. At the end of the lease term, we may exercise our option to either extend the lease for a year with banking syndicate consent, refinance the lease, purchase the facility, or arrange for the leased facility to be sold to a third party with us retaining an obligation to the lessor for the difference between the sale price and a $62.8 million residual value guarantee.

We completed a third party valuation appraisal of the leased facility in the fourth quarter of fiscal year 2002, which indicated a contingent obligation of approximately $12.5 million under the residual value guarantee. Of this $12.5 million total, we recorded a charge of $11.2 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. The remaining $1.3 million relates to the portion of the facilities we still occupy and is being amortized over the remaining lease period.

The lease requires us to maintain specific financial covenants, which were amended during the fourth quarter of fiscal year 2002 in conformance with the amendments to the covenants of the senior credit facility discussed above. During the quarter ended June 30, 2002, Quantum violated certain financial covenants of the lease. On August 9, 2002, Quantum received a waiver of these covenant violations. We do not anticipate that we will be in compliance with these covenants in the second quarter of fiscal year 2003. If in the future we do not comply with the financial covenants and are unable to obtain a waiver or amendment for such future covenant violations, the lessor could potentially terminate the lease, resulting in either the acceleration of our obligation to purchase the leased facility or Quantum having to sell the leased facility. We have the right to prepay this lease without penalty or adverse consideration. If required, we believe that we could generate sufficient financial resources to satisfy the guaranteed residual value obligation by arranging for the sale of this facility at a price approximately equal to its recently appraised value and paying the remaining residual value out of our existing cash balances. However, if we are unable to generate sufficient cash from operations and from other sources of debt and equity financing, we may be unable to meet our obligations under this lease, which could materially and adversely impact our business, financial condition and operating results.

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

If the adverse economic conditions in the United States and throughout the world economy continue or worsen, we may experience a material adverse impact on our business, operating results, and financial condition. We took actions and charges in fiscal year 2002 and in the first quarter of fiscal year 2003 to reduce our cost of sales and operating expenses in order to address these adverse conditions. A prolonged continuation or worsening of sales trends may require additional actions and charges to reduce cost of sales and operating expenses in subsequent quarters. We may be unable to reduce cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment. If we must undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby adversely affecting our business, financial condition and operating results.

A majority of our sales come from a few customers and these customers have no minimum or long-term purchase commitments, and the loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales are concentrated with a few customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. Sales to our top five customers in the quarter ended June 30, 2002, represented 37% of total revenue.

The recent merger of Hewlett-Packard and Compaq has significantly increased the concentration of our sales and dependency on a single customer. We have approximately 25% of our revenue concentrated in this new entity, and therefore could be materially adversely affected if Hewlett-Packard sees any significant decline in storage revenue due to customer loss or integration issues. There is additional risk since the combined entity owns a competing LTO brand of tape drive and media. The combined Hewlett-Packard and Compaq entity has decided to market both the LTO and Super DLTtape platforms, whereas Compaq had exclusively marketed Super DLTtape for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq significantly reduces its purchases of DLTtape and Super DLTtape products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially adversely affected.

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

Prior to the disposition of the HDD group on April 2, 2001, our operations consisted of the DLT group, the Storage Solutions group and the HDD group. Operating results of DLT and Storage Solutions groups alone may be materially and adversely affected by the loss of one or more of the following benefits that HDD had contributed to Quantum:

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

Maxtor’s failure to perform under the indemnification agreement in connection with our convertible debt and contingent liabilities and contingent liabilities would harm our business, financial condition and operating results.

Maxtor has agreed to assume responsibility for payments of up to $95.8 million of our convertible debt. If Maxtor fails to indemnify Quantum under the indemnification agreement for Maxtor’s portion of the convertible debt, we would have to deplete our existing cash resources or borrow cash to make the payments. As a result, our business, financial condition and operating results could be materially and adversely affected.

We may have contingent liabilities for some obligations assumed by Maxtor, including real estate and litigation, and Maxtor’s failure to perform under these obligations could result in significant cost to us that could have a materiallly adverse impact on our business, financial condition and operating results.

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

Historical financial information of Quantum may not be representative of its future results solely as a tape drive and storage solutions business.

The historical financial information regarding Quantum does not necessarily reflect what its financial position, operating results, and cash flows would have been had it been solely a tape drive and storage solutions business during the periods presented. In addition, the historical information is not necessarily indicative of what its operating results, financial position and cash flows will be in the future.

Quantum is currently not profitable. If we are unable to generate positive cash flow from operating activities, our ability to obtain additional capital in the future could be jeopardized and our business could suffer.

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

Goodwill and intangible assets used in the Storage Solutions group were reviewed for possible impairment upon the adoption on April 1, 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The impairment test conducted relative to goodwill resulted in a $94.3 million impairment charge being recorded in the first quarter of fiscal year 2003. The intangible assets were not determined to be impaired, based on projections of undiscounted net cash flows from the Storage Solutions group compared to the carrying value of the intangible assets. However, both tests use financial projections involving significant estimates and uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid further impairment charges. As a result, in the future, we may incur additional impairment charges, which could have a materially adverse impact on the results of our operations or our financial condition.

Competition has increased, and may increasingly intensify, in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology, which could materially and adversely affect our business, financial condition and results of operations.

We compete with companies that develop, manufacture, market and sell tape drive products. Our principal competitors include Exabyte Corporation (“Exabyte”), Hewlett-Packard, IBM Corporation (“IBM”), Seagate Technology Inc. (“Seagate”), Sony Corporation and Storage Technology Corporation (“StorageTek”). These competitors are aggressively trying to develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM and Seagate have formed a consortium to develop and have developed new linear tape drive products (LTO). These products target the high-capacity data back-up market and compete with our products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and margins earned on our DLTtape and Super DLTtape drives. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive market with greater resources, a potentially greater market reach with a product that competes directly with our Super DLTtape drives and Super DLTtape media. These factors when combined with the current economic environment, which has resulted in reduced shipments of our own tape drives, and tape drives in general, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

Competition has increased, and may increasingly intensify, and sales have trended lower in the tape library market as a result of current economic conditions, and, if these adverse trends continue or worsen, our business, financial condition and operating results may be materially and adversely affected.

Our tape library products compete with product offerings of Advanced Digital Information Corporation, Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek, which also offer tape automation systems incorporating DLTtape and Super DLTtape technology as well as new linear tape technology. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape automation market with greater resources and a potentially greater market reach. Current economic conditions have been marked by lower information technology investment, particularly for higher priced products, such as high-end tape automation systems. However, more recently, even competitors that obtain a significant percentage of their sales from lower priced tape automation products, have seen economic conditions adversely negatively impact their quarterly sequential sales. The lower demand has also resulted in increased price competition. If this trend continues or worsens and/or if competition further intensifies, our sales and gross margins could decline further, which could materially and adversely affect our business, financial condition and results of operations.

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

To compete effectively, we must continually improve existing products and introduce new ones. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

•	We will introduce any of these new products in the time frame we currently forecast;

•	We will not experience technical, quality, performance-related or other difficulties that could prevent or delay the introduction of, and market acceptance of, these new products;

•	Our new products will achieve market acceptance and significant market share, or that the markets for these products will grow as we have anticipated;

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

We currently purchase the DLTtape and Super DLTtape media cartridges that we sell primarily from Fuji Photo Film Co., Ltd. (“Fuji”) and from Hitachi Maxell Ltd. (“Maxell”). We cannot provide assurance that Fuji or Maxell will continue to supply an adequate number of high quality media cartridges in the future. If component shortages occur, or if we experience quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased, and as a result, our business, financial condition and operating results could be materially and adversely affected. In addition, we qualify only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

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

Our royalty and media revenue is dependent on an installed base of tape drives that utilize Super DLTtape and DLTtape media cartridges, and, if the installed base declines, or if competing media products gain market share from us, media and royalty revenue may decline, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

Competition from other tape or storage technologies that use their own media could result in reduced sales of Super DLTtape and DLTtape drives and could lower the installed base of tape drives that utilize DLTtape media. Since we earn a royalty from media consumed by the installed base of tape drives, this could result in a reduction in our media and royalty revenue. This could materially and adversely affect our business, financial condition and results of operations.

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

We have a lease for our Colorado Springs facility, which is accounted for as an operating lease. At the end of the lease term, we have the option either to extend the lease for a year with banking syndicate consent, refinance the lease, purchase the facility from the lessor for a $62.8 million residual value, or to cause the facility to be sold to a third party, with us retaining an obligation to the lessor for the residual value. The proceeds of a sale to a third party would be used to satisfy the $62.8 million residual value obligation to the lessor. In the event of sale to a third party, we would be liable for the difference between the proceeds resulting from the sale of the facility and the $62.8 million obligation to the lessor. We completed a third party valuation appraisal of the leased facility in the fourth quarter of fiscal year 2002, which indicated a contingent lease obligation of approximately $12.5 million. Of this $12.5 million total, we recorded a charge of $11.2 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. The remaining $1.3 million relates to the portion of the facilities we still occupy and is being amortized over the remaining lease period. If Quantum were unable to receive consideration in the event of a sale of the facility close to the current appraised value, the company would be liable for a cash payment in addition to the $12.5 million total, which could have a material adverse impact on our financial condition, results of operations and liquidity.

This lease commitment also requires us to maintain specified financial covenants. In the first quarter of fiscal 2003, we violated certain of these financial covenants. On August 9, 2002, we received a waiver from the lessor relating to the Tangible Net Worth and Leverage Ratio financial covenants for the quarter ending June 30, 2002. We do not anticipate that we will be in compliance with these covenants in the second quarter of fiscal year 2003. If we continue to fail to comply with these financial covenants and are unable to obtain a waiver, or amend the lease, for such future non-compliance, the lessor could potentially terminate the lease, resulting in either the acceleration of our obligation to purchase the leased facility or Quantum having to sell the leased facility, which could have a materially adverse affect on our financial condition, results of operations and liquidity.

We are currently not in compliance with certain financial covenants under our credit facility, and we do not anticipate that we will be in compliance with these covenants in the second quarter of fiscal year 2003, as a result of this non-compliance, we do not anticipate that we will be able to use this credit facility, which could materially and adversely impact our financial condition and liquidity.

In April 2000, we entered into an unsecured senior credit facility with a group of nine banks, providing a $187.5 million revolving credit line that expires in April 2003. During the quarter ended June 30, 2002, we violated the Tangible Net Worth and Leverage Ratio financial covenants of the credit line. On August 9, 2002, we received a waiver of these covenant violations from the bank group for the quarter ended June 30, 2002. We are required to satisfy these covenants in subsequent quarters. We do not anticipate that we will be in compliance with these covenants in the second quarter of fiscal year 2003. The waiver disallows any new borrowings or new letters of credit to be issued until Quantum is in compliance with the financial and reporting covenants or obtains approval from the majority of the banks participating in the line of credit. If in future quarters we are in violation of any financial or reporting covenant and are issued a notice of default letter from the bank group, the credit line could become unavailable and any amounts outstanding could become immediately due and payable. In addition, if we are unsuccessful in securing a waiver or amendment in subsequent quarters, we could also lose access to the $38.2 million standby letter of credit contained within our credit line facility and have to restrict $38.2 million of our cash to cover this existing letter of credit. This could have a material and adverse impact on our financial condition and liquidity.

Without the availability of this credit facility, we would have to rely on operating cash flows and debt or equity arrangements other than the unsecured senior credit facility (if such alternative funding arrangements are available to us at all) in order to maintain sufficient liquidity. If we are not able to obtain sufficient cash from our operations or from these alternative funding sources, our operations, financial condition and liquidity may be materially and adversely affected.

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

Our international operations can act as a natural hedge when both operating expenses and sales are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since an insignificant amount of our net sales for the three months ending on June 30, 2002 are denominated in currencies other than the U.S. dollar, we do not believe that our total foreign exchange rate exposure is significant. Nevertheless, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of that particular foreign currency to equal a specified amount of U.S. dollars than before such rate increase. In such cases, and if we were to price our products and services in that particular foreign currency, we would receive fewer U.S. dollars than we would have received prior to such rate increase. Likewise, if we were to price our products and services in U.S. dollars while competitors priced their products in a local currency, an increase in the relative strength of the U.S. dollar would result in our prices being uncompetitive in those markets. Such fluctuations in currency exchange rates could materially and adversely affect our business, financial condition and results of operations.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 108 United States patents and have 78 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

Investments in equity securities may be subject to further write-downs in the future.

We generally record our investments in certain equity securities, particularly venture capital-type investments, on a cost basis, adjusted for other than temporary impairment. Venture capital-type investments are speculative in nature and can become valueless if the companies we invest in are not able to profitably achieve their business plans or if they are not able to obtain adequate funding to do so. We have incurred impairment losses on investments that we have made to date of approximately $24.0 million. Although these impairment losses have been based on specific events impacting the companies as well as the impact of the general downturn in equity markets, these investments may be subject to further write-downs in the future due to impairment in the carrying value. In the future, impairment losses associated with our equity investments may have a material and adverse impact on our business, financial condition and results of operations.

Currently, our equity investments have a carrying value of $22.5 million and of this amount $11.0 million represents early stage venture capital investments. If we were to decide to liquidate all or a portion of the portfolio, we may not realize the long-term value under which we have based our valuation assumptions.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on July 1, 2002.

QUANTUM CORPORATION

PART II—OTHER INFORMATION

Item 1.     Legal proceedings

The information contained in note 10 to the condensed consolidated financial statements is incorporated into this Part II, Item 1 by reference.

Item 2.    Changes in securities

Not applicable

Item 3.    Defaults upon senior securities

Not applicable

Item 4.     Submission of matters to a vote of security holders

Not applicable

Item 5.    Other information

Not applicable

Item 6.    Exhibits and reports on Form 8-K

(a)  Exhibits.

        None

(b)  Reports on Form 8-K

        None.

II-1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION
(Registrant)

Date: August 13, 2002

By:	/s/ MICHAEL J. LAMBERT
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer

II-2