Form 10-Q
period 2002-09-29
QUANTUM CORP /DE/
filed 2002-11-13
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 1-13449

QUANTUM CORPORATION

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

501 Sycamore Drive, Milpitas, California 95035

(408) 944-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of the close of business on November 4, 2002, 158,069,038 shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Product revenue	$159,850	$215,944	$316,737	$425,940
Royalty revenue	44,603	50,395	90,166	104,855

Total revenue	204,453	266,339	406,903	530,795
Cost of revenue	144,843	177,065	284,704	331,089

Gross margin	59,610	89,274	122,199	199,706
Operating expenses:
Research and development	29,385	27,487	55,011	57,762
Sales and marketing	27,045	26,895	53,135	58,695
General and administrative	17,652	23,589	39,714	49,893
Goodwill impairment	58,689	—	58,689	—
Special charges	14,096	16,989	14,720	61,984
Purchased in-process research and development	—	—	—	13,200

	146,867	94,960	221,269	241,534

Loss from operations	(87,257)	(5,686)	(99,070)	(41,828)
Equity investment write-downs	—	(4,670)	(17,061)	(4,670)
Interest and other income (expense), net	(3,993)	(1,424)	(7,236)	(788)

Loss before income taxes	(91,250)	(11,780)	(123,367)	(47,286)
Income tax provision (benefit)	819	(2,655)	(3,966)	(6,947)

Loss from continuing operations	(92,069)	(9,125)	(119,401)	(40,339)

Discontinued operations:
Loss from NAS discontinued operations, net of income taxes	(19,375)	(9,289)	(28,628)	(19,468)
Gain on disposition of HDD group, net of income taxes	—	3,545	—	122,872

Income (loss) from discontinued operations	(19,375)	(5,744)	(28,628)	103,404

Income (loss) before cumulative effect of an accounting change	(111,444)	(14,869)	(148,029)	63,065
Cumulative effect of an accounting change	—	—	(94,298)	—

Net income (loss)	$(111,444)	$(14,869)	$(242,327)	$63,065

Loss per share from continuing operations
Basic	$(0.59)	$(0.06)	$(0.76)	$(0.26)
Diluted	$(0.59)	$(0.06)	$(0.76)	$(0.26)
Income (loss) per share from discontinued operations
Basic	$(0.12)	$(0.04)	$(0.18)	$0.67
Diluted	$(0.12)	$(0.04)	$(0.18)	$0.67
Cumulative effect per share of an accounting change
Basic	$—	$—	$(0.60)	$—
Diluted	$—	$—	$(0.60)	$—
Net income (loss) per share
Basic	$(0.71)	$(0.10)	$(1.55)	$0.41
Diluted	$(0.71)	$(0.10)	$(1.55)	$0.41
Weighted average common and common equivalent shares
Basic	156,932	155,545	156,687	155,383
Diluted	156,932	155,545	156,687	155,383

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2002 (Unaudited)	March 31, 2002 (1)
Assets
Current assets:
Cash and investments	$308,915	$344,433
Accounts receivable, net of allowance for doubtful accounts of $7,491 and $6,233	120,344	149,424
Inventories	93,249	98,801
Deferred income taxes	42,774	42,038
Service inventories	52,168	48,287
Other current assets	33,662	36,842
Current assets of discontinued operations	12,205	59,220

Total current assets	663,317	779,045
Long-term assets:
Property and equipment, net	66,724	76,405
Goodwill, net	9,958	135,817
Intangible assets, net	57,017	64,305
Other assets	13,124	42,367
Receivable from Maxtor Corporation	95,833	95,833

Total long-term assets	242,656	414,727

	$905,973	$1,193,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,111	$65,503
Accrued warranty	39,461	42,176
Short-term debt	3,097	41,363
Other accrued liabilities	140,109	147,059
Current liabilities of discontinued operations	2,472	9,615

Total current liabilities	268,250	305,716
Long-term liabilities:
Deferred income taxes	31,235	40,055
Convertible subordinated debt	287,500	287,500

Total long-term liabilities	318,735	327,555
Stockholders’ equity:
Common stock	190,076	190,477
Retained earnings	128,912	370,024

Total stockholders’ equity	318,988	560,501

	$905,973	$1,193,772

(1)	Derived from the March 31, 2002 audited consolidated financial statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2002.

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended,
	September 29, 2002	September 30, 2001
Cash flows from operating activities:
Loss from continuing operations including cumulative effect of an accounting change	$(213,699)	$(40,339)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Cumulative effect of an accounting change (SFAS No. 142 adjustment)	94,298	—
Purchased in-process research and development	—	13,200
Depreciation	19,004	19,155
Amortization	6,516	15,962
Goodwill write-down	58,689	—
Deferred income taxes	(10,259)	17,428
Compensation related to stock incentive plans	890	14,295
Equity investment write-down	17,061	4,877
Changes in assets and liabilities:
Accounts receivable	25,925	25,160
Inventories	5,552	15,985
Accounts payable	18,860	13,278
Income taxes payable	(10,313)	(2,486)
Accrued warranty	(2,899)	(8,817)
Other assets and liabilities	(1,062)	(68,683)

Net cash provided by operating activities of continuing operations	8,563	19,015
Net cash used in operating activities of discontinued operations	(8,489)	(5,259)

Net cash provided by operating activities	74	13,756

Cash flows from investing activities:
Purchases of equity securities	(126)	(19,215)
Proceeds from sale of equity securities	11,000	—
Investment in M4 Data (Holdings) Ltd.	—	(14,852)
Purchases of property and equipment	(10,409)	(22,039)

Net cash provided by (used in) investing activities of continuing operations	465	(56,106)
Net cash used in investing activities of discontinued operations	(21)	(11,153)

Net cash provided by (used in) investing activities	444	(67,259)

Cash flows from financing activities:
Purchases of treasury stock	—	(38,716)
Principle payments of short-term debt	(38,709)	—
Proceeds from issuance of common stock, net	3,034	36,693

Net cash used in financing activities of continuing operations	(35,675)	(2,023)
Net cash provided by financing activities of discontinued operations	73	1,654

Net cash used in financing activities	(35,602)	(369)

Decrease in cash and cash equivalents from continuing operations	(26,647)	(39,114)
Decrease in cash and cash equivalents from discontinued operations	(8,437)	(14,758)

Net decrease in cash	(35,084)	(53,872)
Cash and cash equivalents at beginning of period	343,878	397,537

Cash and cash equivalents at end of period	$308,794	$343,665

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,119	$7,030

Income taxes	$21,816	$10,139

Notes payable issued in respect of M4 Data (Holdings) Ltd. acquisition	$—	$41,363

Value of common stock tendered in satisfaction of taxes payable on vesting of employee stock options	$4,861	$8,527

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain items previously reported in specific financial statement captions have been reclassified. Such reclassifications have not impacted previously reported net income (loss) amounts. The condensed consolidated balance sheet as of March 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum for the fiscal year ended March 31, 2002, included in its Annual Report on Form 10-K.

Disposition of HDD group.    Until the beginning of fiscal year 2002, Quantum operated its business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”). On March 30, 2001, Quantum’s stockholders approved the disposition of the HDD group to Maxtor Corporation (“Maxtor”). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. In the consolidated statements of operations, the results of the disposition of the HDD group in the three and six-month periods ended September 30, 2001 have been classified as “Gain on disposition of HDD group, net of income taxes”.

Disposition of NAS business.    The Network Attached Storage (“NAS”) business was sold on October 28, 2002. Quantum engaged in the NAS business following the acquisition of Meridian Data, Inc. in September 1999 and of certain assets of Connex in April 2001. As a result of this disposition, the condensed consolidated financial statements and related footnotes have been restated to present the results of the NAS business as discontinued operations. Accordingly, in the condensed consolidated statements of operations, the operating results of the NAS business have been classified as “Loss from NAS discontinued operations, net of income taxes”, for the three and six-month periods ended September 29, 2002 and for the comparable periods. In the condensed consolidated balance sheet, the assets and liabilities of the NAS business have been classified as “Current assets of discontinued operations” and “Current liabilities of discontinued operations”.

The cash flows from the NAS business have been presented as net cash flows from discontinued operations in the operating, investing and financing sections of the condensed consolidated statements of cash flows. There were no cash flows from the HDD group in the periods presented.

Note 2:    Discontinued Operations

Disposition of the HDD group

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

In the six months ended September 30, 2001, Quantum recorded a non-cash gain of $122.9 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor.

Quantum has recorded a receivable of $95.8 million from Maxtor for the portion of the convertible subordinated debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments. Although Quantum believes the $95.8 million due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, Quantum would be obligated to pay this amount and record a loss with respect to this amount in a future period.

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute. This agreement between Quantum and Maxtor entered into in connection with the disposition of the HDD group to Maxtor, provided for the allocation of certain liabilities related to taxes between Quantum and Maxtor and the indemnification by Maxtor of Quantum with respect to certain liabilities relating to taxes and attributable to the HDD group’s conduct of business prior to the disposition of the HDD group. Maxtor and Quantum presently disagree as to the amounts owed under this agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that Quantum will be successful in asserting its position. If disputes under this agreement cannot be resolved favorably, Quantum may incur significant liabilities and costs to litigate or settle these disputes, which could have a material adverse effect on its results of operations and financial condition.

Disposition of the NAS Business

Quantum had been engaged in the business of developing, manufacturing, and selling network attached storage solutions for the desktop and workgroups. These NAS products consist primarily of server appliances that incorporate hard disk drives and an operating system designed to meet the requirements of entry, workgroup, and more recently, enterprise computing environments, where multiple computer users access shared data files over a local area network.

On October 7, 2002, Quantum entered into an agreement with a privately held third party to sell certain assets and assign certain contract rights related to its NAS business. The transferred NAS assets included inventories for resale to customers, service inventories, fixed assets and intellectual property. The proceeds from the sale include approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer (with an option to purchase up to an additional $1.8 million of such equity securities), a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability in connection with the current installed base of NAS products. The sale closed on October 28, 2002.

The following table summarizes the results of the NAS business (unaudited):

	Three Months Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Revenue	$10,681	$15,535	$19,709	$30,364
Gross margin	942	2,284	860	4,195
Operating expenses	21,615	16,602	35,371	34,115
Loss from operations	(20,673)	(14,318)	(34,511)	(29,920)
Loss before income taxes	(20,675)	(14,302)	(34,536)	(29,889)
Income tax benefit	(1,300)	(5,013)	(5,908)	(10,421)
Net loss	(19,375)	(9,289)	(28,628)	(19,468)

The loss from operations in the three and six-month periods ended September 29, 2002 include an impairment charge of $16.4 million. In the second quarter of fiscal year 2003, Quantum determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell. The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc. and certain assets of Connex.

The following table summarizes the current assets and current liabilities of discontinued operations:

	September 29, 2002 (Unaudited)	March 31, 2002 (Unaudited)
Current assets of discontinued operations:
Inventories	$2,215	$2,837
Service inventories	2,253	2,016
Property and equipment, net	1,524	2,123
Goodwill, net	—	25,340
Intangible assets, net	6,213	26,904

	$12,205	$59,220

Current liabilities of discontinued operations:
Accrued warranty	$1,600	$1,034
Deferred income taxes	872	8,581

	$2,472	$9,615

Note 3:    Cumulative Effect of an Accounting Change

On April 1, 2002, Quantum adopted SFAS No. 142, Goodwill and Other Intangible Assets, which required companies to discontinue the amortization of goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life must be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter, or more frequently when indicators of impairment exist.

The assessment of impairment conducted in the first quarter of fiscal year 2003, the quarter Quantum adopted SFAS No. 142, required Quantum to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The fair values of the reporting units underlying the Storage Solutions group were estimated using both a discounted cash flow and market approach methodology. The reporting units’ carrying amounts exceeded their fair values, indicating that the reporting units’ goodwill was impaired, therefore requiring Quantum to perform the second step of the transitional impairment test. In the second step, Quantum compared the implied fair values of the reporting units’ goodwill, determined by allocating the reporting units’ fair values to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations.

Upon adoption of SFAS No. 142 in the first quarter of fiscal year 2003, Quantum recorded a non-cash accounting change adjustment of $94.3 million, reflecting a reduction to the carrying value of its goodwill, as a cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations.

Note 4, ‘Goodwill and Intangible Assets’, provides additional discussion on the impact to Quantum’s financial statements as a result of applying SFAS No. 141 and SFAS No. 142.

Note 4:    Goodwill and Intangible Assets

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, Quantum recorded an accounting change adjustment of $94.3 million in the first quarter of fiscal year 2003 and a goodwill impairment charge of $58.7 million in the second quarter of fiscal year 2003 related to the Storage Solutions group. The impairment charge recorded in the second quarter of fiscal year 2003 was mainly due to a re-evaluation of the Storage Solutions group in light of deterioration in the market values of comparable companies, and to a lesser extent, a reduction in anticipated future cash flows. The fair value of the Storage Solutions group was calculated using a combination of a discounted cash flow analysis involving projected data and a comparable market approach, which involved a comparison with companies also in the tape automation business.

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In applying this criteria, Quantum transferred $1.8 million of net assembled workforce from intangible assets to goodwill in the first quarter of fiscal year 2003, consisting of $2.9 million of assembled workforce, partially offset by an associated deferred tax amount of $1.1 million. Also in accordance with SFAS No. 142, Quantum discontinued the amortization of goodwill effective April 1, 2002 and instead will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, such as what occurred in the second quarter of fiscal year 2003.

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and intangible assets was consistent in the periods presented:

	Year Ended March 31,
(in thousands, except per-share amounts)	2002	2001	2000
Reported net income before cumulative effect of an accounting change	$42,502	$160,686	$40,844
Add back goodwill (including assembled workforce) amortization, net of tax	16,053	10,812	10,730

Adjusted net income	$58,555	$171,498	$51,574

Adjusted basic net income per share:
Reported basic net income per share before cumulative effect of an accounting change	$0.27	$1.08	$0.25
Add back goodwill (including assembled workforce) amortization, net of tax	0.10	0.07	0.06

Adjusted basic net income per share	$0.37	$1.15	$0.31

Adjusted diluted net income per share:
Reported diluted net income per share before cumulative effect of an accounting change	$0.27	$1.03	$0.24
Add back goodwill (including assembled workforce) amortization, net of tax	0.10	0.07	0.06

Adjusted diluted net income per share	$0.37	$1.10	$0.30

	Three Months Ended		Six Months Ended
(in thousands, except per-share amounts)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Reported net income (loss) before cumulative effect of an accounting change	$(111,444)	$(14,869)	$(148,029)	$63,065
Add back goodwill (including assembled workforce) amortization, net of tax	—	4,015	—	8,030

Adjusted income (loss) before cumulative effect of an accounting change	(111,444)	(10,854)	(148,029)	71,095
Cumulative effect of an accounting change	—	—	(94,298)	—

Adjusted net income (loss)	$(111,444)	$(10,854)	$(242,327)	$71,095

Adjusted basic net income (loss) per share:
Reported basic net income (loss) per share before cumulative effect of an accounting change	$(0.71)	$(0.10)	$(0.94)	$0.41
Add back goodwill (including assembled workforce) amortization, net of tax	—	0.03	—	0.05
Cumulative effect of an accounting change	—	—	(0.60)	—

Adjusted basic net income (loss) per share	$(0.71)	$(0.07)	$(1.54)	$0.46

Adjusted diluted net income (loss) per share:
Reported diluted net income (loss) per share before cumulative effect of an accounting change	$(0.71)	$(0.10)	$(0.94)	$0.41
Add back goodwill (including assembled workforce) amortization, net of tax	—	0.03	—	0.05
Cumulative effect of an accounting change	—	—	(0.60)	—

Adjusted diluted net income (loss) per share	$(0.71)	$(0.07)	$(1.54)	$0.46

The following table provides a summary of the carrying amount of goodwill and includes amounts originally allocated to an intangible asset representing the value of the assembled workforce:

(in thousands)
Balance as of March 31, 2002	$135,817
Assembled workforce reclassified to goodwill, net (1)	730
Cumulative effect of an accounting change (2)	(67,900)

Balance as of June 30, 2002	68,647
Goodwill impairment	(58,689)

Balance as of September 29, 2002	$9,958

(1)	Excludes $1.057 million related to the NAS business, which has been classified as discontinued operations.
(2)	Excludes $26.398 million related to the NAS business, which has been classified as discontinued operations.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized and exclude amounts originally allocated to an intangible asset representing the value of the assembled workforce:

	September 29, 2002
(in thousands)	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$59,000	$(21,421)	$37,579
Trademarks	20,000	(5,500)	14,500
Non-compete agreements	1,500	(1,500)	—
Customer lists	14,100	(9,162)	4,938
Other	2,500	(2,500)	—

	$97,100	$(40,083)	$57,017

	March 31, 2002
	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$59,000	$(17,780)	$41,220
Trademarks	20,000	(4,667)	15,333
Non-compete agreements	1,500	(1,500)	—
Customer lists	14,100	(8,015)	6,085
Other	2,500	(2,153)	347

	$97,100	$(34,115)	$62,985

The total amortization expense related to goodwill and intangible assets is provided in the table below:

	Three Months Ended		Six Months Ended		Amortized by:
(in thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Goodwill	$—	$3,792	$—	$7,586
Purchased technology	1,821	1,820	3,641	3,636	September 2008
Trademarks	500	330	833	662	September 2008
Assembled workforce	—	223	—	444
Customer lists	573	573	1,147	1,146	September 2008
Other	139	208	347	417	August 2002

	$3,033	$6,946	$5,968	$13,891

The total expected future amortization related to intangible assets is provided in the table below:

(in thousands)
Six months ended March 31, 2003	$5,996
Fiscal year 2004	11,113
Fiscal year 2005	10,233
Fiscal year 2006	10,233
Fiscal year 2007	8,732
Fiscal year 2008	7,149
Fiscal year 2009	3,561

Total	$57,017

Note 5:    Inventories

Inventories consisted of the following:

(in thousands)	September 29, 2002	March 31, 2002
Materials and purchased parts	$46,334	$55,745
Work in process	16,622	19,374
Finished goods	30,293	23,682

	$93,249	$98,801

Note 6:    Service Inventories

Service inventories consisted of the following:

(in thousands)	September 29, 2002	March 31, 2002
Component parts	$23,603	$16,330
Finished units	28,565	31,957

	$52,168	$48,287

Note 7:    Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per-share data)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Loss from continuing operations	$(92,069)	$(9,125)	$(119,401)	$(40,339)
Income (loss) from discontinued operations	(19,375)	(5,744)	(28,628)	103,404
Cumulative effect of an accounting change	—	—	(94,298)	—

Net income (loss)	$(111,444)	$(14,869)	$(242,327)	$63,065

Loss per share from continuing operations	$(0.59)	$(0.06)	$(0.76)	$(0.26)
Income (loss) per share from discontinued operations	(0.12)	(0.04)	(0.18)	0.67
Cumulative effect per share of an accounting change	—	—	(0.60)	—

Basic and diluted net income (loss) per share	$(0.71)	$(0.10)	$(1.55)	$0.41

Weighted average shares outstanding used in computing basic and diluted net income per share	156,932	155,545	156,687	155,383

The computations of diluted net income (loss) per share for the periods presented excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of Quantum common stock (21.587 shares per $1,000 note), because the effect would have been antidilutive.

Options to purchase 37.5 million shares and 27.8 million shares of Quantum common stock were outstanding at September 29, 2002, and September 30, 2001, respectively, but were not included in the computation of diluted net income (loss) per share for the three and six month-periods ending September 29, 2002, and September 30, 2001, respectively, because the effect would have been antidilutive.

Note 8:    Common Stock Repurchase

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of Quantum, DSS or the previously outstanding HDD common stock. An additional $100 million was authorized solely for repurchase of the previously outstanding HDD common stock.

There were no shares of Quantum common stock repurchased in the six months ended September 29, 2002. Since the beginning of the stock repurchase authorization through September 29, 2002, Quantum has repurchased a total of 8.6 million shares of Quantum common stock (including 3.9 million shares that were outstanding prior to the issuance of the DSS and HDD common stocks), 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for an aggregate total of $612.1 million. At September 29, 2002, there was approximately $87.9 million remaining authorized to repurchase Quantum common stock.

Note 9:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(in thousands)	September 29, 2002	March 31, 2002
Convertible subordinated debt	$287,500	$287,500
Short-term debt (M4 Data (Holdings) Ltd. debentures)	3,097	41,363

	$290,597	$328,863

Weighted average interest rate	6.98%	6.75%

Convertible subordinated debt

In July 1997, Quantum issued $287.5 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are classified as long-term. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum recorded a receivable from Maxtor of $95.8 million for the portion of the debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments. Although Quantum believes the $95.8 million due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, Quantum would be obligated to pay this amount and record a loss with respect to this amount in a future period. Quantum may redeem the notes at any time. In the event of certain changes involving all or substantially all of Quantum’s common stock, the holder would have the option to require Quantum to redeem the notes. Redemption prices range from 101% of the principal to 100% at maturity.

The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The notes do not contain financial covenants or cross default provisions.

Short-term debt (M4 Data (Holdings) Ltd. debentures)

Quantum acquired all the outstanding stock of M4 Data (Holdings) Ltd. on April 12, 2001, for approximately $58.0 million in consideration, including $41.3 million in debentures. The debenture holders called and received payment from Quantum for $38.7 million in the first quarter of fiscal year 2003 and Quantum has received notification from the holders stating their intention to call an additional $2.6 million by the end of the third quarter of fiscal year 2003. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued. Additional debentures of $0.4 million were issued in the second quarter of fiscal year 2003 based on fiscal year 2002 revenues.

The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The debentures do not contain financial covenants, reporting covenants or cross default provisions.

Credit line

In April 2000, Quantum entered into an unsecured senior credit facility with a group of nine banks, providing a $187.5 million revolving credit line that expires in April 2003. As of September 29, 2002, $38.2 million is committed to a standby letter of credit. Borrowings under the revolving credit line bear interest at either the London interbank offering rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The credit facility contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line. There is also a cross default provision between this facility and the operating lease facility (see note 17, ‘Commitments and Contingencies’) such that a default on one facility constitutes a default on the other facility. During the fourth quarter of fiscal year 2002, these covenants were amended to allow a write-down of goodwill of up to $175 million upon adoption of SFAS No. 142 in the first quarter of fiscal year 2003. At September 29, 2002, there was no outstanding balance drawn on this credit facility.

On August 9, 2002, Quantum received a waiver from the bank group for the covenants violated as of June 30, 2002. During the quarter ended September 29, 2002, Quantum violated the Tangible Net Worth, Leverage Ratio and EBITDA financial covenants of the credit line. On October 25, 2002, Quantum received a waiver of these covenant violations from the bank group for the quarter ended September 29, 2002. The financial covenants were not amended and Quantum is required to satisfy these covenants in subsequent quarters to obtain access to the line of credit. The waivers disallow any new borrowings or new letters of credit to be issued until Quantum is in compliance with the financial and reporting covenants or obtains approval of such new borrowings or new letters of credit from the majority of the banks participating in the line of credit.

Note 10:    Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH, owns numerous United States patents, which Papst alleges are infringed by hard disk drive products that were sold by HDD. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with other lawsuits involving Papst for purposes of coordinated discovery under multi-district litigation rules. The other lawsuits have Maxtor, Minebea Limited, and IBM as parties.

Quantum currently cannot estimate the extent of the potential damages in the Papst dispute against it because the complaint by Papst asserts an unspecified amount of damages. As part of Quantum’s disposition of HDD to Maxtor, Maxtor has agreed to assume defense of Papst claims against HDD and has also agreed to indemnify Quantum in this litigation going forward. Nevertheless, if Maxtor were unable for any reason to indemnify Quantum in accordance with the merger agreement, the outcome of this litigation would be uncertain, not estimable and Quantum’s liability, if Papst prevails and Maxtor cannot indemnify Quantum, could have a materially adverse impact on Quantum’s results of operations and financial position.

Note 11:    Special Charges

Fiscal year 2003 special charges

DLT group (“DLTG”) cost reductions

In the second quarter of fiscal year 2003, a charge of $3.2 million was recorded to reduce DLTG’s costs through a headcount reduction. The charge relates to severance benefits for approximately 75 employees.

Storage Solutions group (“SSG”) cost reductions

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded to reduce SSG’s costs with the integration of sales and marketing activities within Quantum’s Storage Solutions group. The charge primarily relates to severance benefits for approximately 30 employees who were terminated or have been notified they will be terminated as a result of this restructuring plan.

In the second quarter of fiscal year 2003, a charge of $7.2 million was recorded to reduce SSG’s costs and the actions include outsourcing sub-assembly manufacturing of Quantum’s P-Series enterprise tape libraries, consolidating the number of research and development sites for disk-based backup and tape automation, and centralizing sales and marketing support functions. The charge reflects severance benefits for approximately 140 employees, fixed asset write-offs and vacant facility charges.

Corporate severance

In the second quarter of fiscal year 2003, a charge of $3.7 million was recorded primarily for separation costs related to Quantum’s former Chief Executive Officer, who remains as Quantum’s Chairman of the Board of Directors.

European operations reorganization

In the first quarter of fiscal year 2003, Quantum reversed a charge of $0.4 million on its statement of operations related to special charges recorded in the second quarter of fiscal year 2002 for the closure of its Geneva, Switzerland sales office. Quantum reversed the special charge because the landlord was able to re-lease the space to a new tenant on terms more favorable than originally anticipated.

Fiscal year 2002 special charges

In the first quarter of fiscal year 2002, Quantum recorded $45.0 million of special charges related to its overall operations. These charges consisted of stock compensation and severance charges related to the disposition of HDD, restructuring costs incurred in order to align resources with the requirements of Quantum’s ongoing operations, and other cost reduction activities.

The charges are described in more detail below.

Stock Compensation Charges

Stock compensation charges of $16.4 million were incurred in the first quarter of fiscal year 2002. Of this $16.4 million, Quantum expensed stock compensation of $13.9 million related to the conversion of vested HDD options into vested DSS options for employees remaining with Quantum. In addition, Quantum recorded $2.5 million of stock compensation in connection with certain corporate employees who were terminated at the HDD disposition date and whose unvested HDD and DSS stock options and HDD restricted stock converted into shares of DSS restricted stock. The classification of these stock compensation charges as special charges rather than cost of revenue or operating expenses was based on two factors: the unusual and non-recurring nature of the event (i.e., the disposition of the HDD business) that gave rise to stock awards and stock award modifications; and the fact that the stock award was vested and did not have to be earned over a future service period.

Corporate Severance Charges

Severance charges of $8.7 million were incurred in the first quarter of fiscal year 2002 for the termination of corporate employees as a result of the disposition of HDD.

Restructuring and Other Costs

Approximately $19.9 million of special charges were incurred in the first quarter of fiscal year 2002 related to:

•
Staff reductions and other costs associated with cost saving actions in tape automation system activities ($13.6 million), which were comprised of severance costs of $2.3 million; vacant facilities costs of $3.9 million for facilities in Irvine, California; sales and marketing demonstration equipment of $6.3 million; and contract cancellation fees of $1.1 million;

•	Vacant facilities costs in Shrewsbury, Massachusetts, and Boulder, Colorado ($3.4 million);

•	Costs associated with discontinuing solid state storage systems, product development and marketing, comprised primarily of severance costs and fixed asset write-offs ($2.2 million); and

•	Other costs ($0.7 million).

In the second quarter of fiscal year 2002, Quantum announced a restructuring of its DLTtape business. This restructuring resulted in the transfer of the remaining tape drive production in Colorado Springs, Colorado, to Penang, Malaysia. Additional special charges were recorded related to the closure of European distributor operations based in Geneva, Switzerland. As a result of these restructurings, Quantum recorded a combined special charge of $17.0 million in the second quarter of fiscal year 2002.

The special charge of $16.4 million that was recorded related to the transfer of tape drive production from Colorado Springs, Colorado, to Penang, Malaysia, consisted of the following:

•	Severance and benefits costs of $8.7 million representing severance for 350 employees;

•	Vacant facilities costs of $4.3 million in Colorado Springs, Colorado; and

•	Write-off of fixed assets and leasehold improvements of $3.4 million.

A special charge of $0.6 million was recorded related to the closure of Quantum’s Geneva, Switzerland sales office, reflecting vacant facilities costs.

The following two tables show the activity for the six-month period ended September 29, 2002 and the estimated timing of future payouts for the following major cost reduction projects (for a complete discussion of Quantum’s special charge activity, refer to note 10 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2002):

•	Discontinuation of Manufacturing in Colorado Springs; and

•	Other Restructuring Programs.

Discontinuation of Manufacturing in Colorado Springs

(in thousands)	Severance	Facilities	Total
Balance March 31, 2002	$2,210	$16,240	$18,450
Cash payments	(1,397)	(1,155)	(2,552)

Balance June 30, 2002	813	15,085	15,898
Cash payments	(813)	(1,155)	(1,968)

Balance September 29, 2002	$—	$13,930	$13,930

Estimated timing of future payouts:
3rd Quarter of Fiscal Year 2003	$—	$12,390	$12,390
4th Quarter of Fiscal Year 2003	—	1,155	1,155
Fiscal Year 2004	—	385	385

Total	$—	$13,930	$13,930

The cash payments in the three months ended September 29, 2002 represented severance payments of $0.8 million and lease payments of $1.2 million for vacant facilities. The remaining special charge accrual related to facilities reflects a vacant space accrual of $2.7 million, which will be paid over the respective lease terms through the first quarter of fiscal year 2004, and a contingent lease obligation of $11.2 million. This contingent lease obligation reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the value guaranteed by Quantum to the lessor at the end of the lease term and will be paid to the lessor in the third quarter of fiscal year 2003. The charge related to the contingent lease obligation is further explained in Note 17, ‘Commitments and Contingencies’, to the condensed consolidated financial statements.

Other Restructuring Programs

(in thousands)	Severance	Fixed assets	Facilities	Other	Total
Balance at March 31, 2002	$2,127	$—	$2,395	$1,255	$5,777
SSG Provision	963	106	—	—	1,069
Cash payments	(1,710)	—	(116)	(150)	(1,976)
Non-cash charges	—	(106)	—	—	(106)
Restructuring charge benefit	—	—	(445)	—	(445)

Balance at June 30, 2002	1,380	—	1,834	1,105	4,319
DLTG cost reduction	3,238	—	—	—	3,238
Corporate separation	3,700	—	—	—	3,700
SSG cost reduction	4,965	824	1,369	—	7,158
Cash payments	(1,090)	—	(173)	—	(1,263)
Non-cash charges	—	(824)	—	—	(824)

Balance at September 29, 2002	$12,193	$—	$3,030	$1,105	$16,328

Estimated timing of future payouts:
3rd Quarter of Fiscal Year 2003	$6,318	$—	$155	$1,105	$7,578
4th Quarter of Fiscal Year 2003	5,316	—	249	—	5,565
Fiscal Year 2004	559	—	918	—	1,477
Fiscal Year 2005 onward	—	—	1,708	—	1,708

Total	$12,193	$—	$3,030	$1,105	$16,328

The cash payments in the three months ended September 29, 2002 represented severance payments of $1.1 million and lease payments of $0.2 million for vacant facilities. The $16.3 million remaining special charge accrual at September 29, 2002 is comprised mainly of obligations for severance, vacant facilities and contract cancellation fees. The severance charges will mainly be paid over the remainder of fiscal year 2003; the facilities charges relate to vacant facilities in Irvine, California, and will be paid over the respective lease term through the third quarter of fiscal year 2006; the contract cancellation fees are expected to be paid by the fourth quarter of fiscal year 2003.

Note 12:    Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax, for the three and six-month periods ended September 29, 2002, and September 30, 2001, is presented in the following table:

	Three Months Ended		Six Months Ended
(in thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net income (loss)	$(111,444)	$(14,869)	$(242,327)	$63,065
Foreign currency translation adjustment	(108)	498	1,214	848

Total accumulated other comprehensive income (loss)	$(111,552)	$(14,371)	$(241,113)	$63,913

Note 13:    Business Segment Information

Quantum’s reportable segments are DLTG and SSG. These reportable segments are managed separately and they manufacture and distribute distinct products with different production processes. DLTG consists of tape drives and media. SSG consists of tape automation systems and service. The financial information of Quantum’s NAS business, a discontinued operation, has been removed from SSG’s segment information in the table below. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2002. Quantum evaluates segment performance based on operating income (loss) excluding special charges, write-downs and gains or losses that are considered to be unusual or non-recurring. Quantum does not allocate interest income or interest expense, other income, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only the assets included in the table below.

(in thousands)	Three Months Ended
	September 29, 2002			September 30, 2001
	DLTG	SSG	Total	DLTG	SSG	Total
Total Revenue	$162,944	$51,135	$214,079	$216,846	$60,345	$277,191
Inter-segment revenue	(9,626)	—	(9,626)	(10,852)	—	(10,852)

Revenue from external customers	153,318	51,135	204,453	205,994	60,345	266,339
Cost of revenue	107,634	37,209	144,843	137,813	39,252	177,065

Gross margin	45,684	13,926	59,610	68,181	21,093	89,274

Research and development	20,113	9,272	29,385	20,175	7,312	27,487
Sales and marketing	13,269	13,776	27,045	15,120	11,775	26,895
General and administrative	10,705	6,947	17,652	13,834	9,755	23,589

Total operating expenses	44,087	29,995	74,082	49,129	28,842	77,971

Income (loss) from operations	$1,597	$(16,069)	$(14,472)	$19,052	$(7,749)	$11,303

(in thousands)	Six Months Ended
	September 29, 2002			September 30, 2001
	DLTG	SSG	Total	DLTG	SSG	Total
Total Revenue	$322,570	$101,144	$423,714	$436,027	$118,775	$554,802
Inter-segment revenue	(16,811)	—	(16,811)	(24,007)	—	(24,007)

Revenue from external customers	305,759	101,144	406,903	412,020	118,775	530,795
Cost of revenue	213,578	71,126	284,704	255,557	75,532	331,089

Gross margin	92,181	30,018	122,199	156,463	43,243	199,706

Research and development	37,534	17,477	55,011	43,431	14,331	57,762
Sales and marketing	25,111	28,024	53,135	33,814	24,881	58,695
General and administrative	25,943	13,771	39,714	29,589	20,304	49,893

Total operating expenses	88,588	59,272	147,860	106,834	59,516	166,350

Income (loss) from operations	$3,593	$(29,254)	$(25,661)	$49,629	$(16,273)	$33,356

	As of
	September 29, 2002			March 31, 2002
	DLTG	SSG	Total	DLTG	SSG	Total
Accounts receivable, net	$80,625	$39,719	$120,344	$94,351	$55,073	$149,424
Inventories	47,677	45,572	93,249	71,410	27,391	98,801
Service inventories	40,768	11,400	52,168	37,096	11,191	48,287
Property, plant and equipment, net	50,838	15,886	66,724	57,942	18,463	76,405
Goodwill and intangibles, net	—	66,975	66,975	—	200,122	200,122

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

Under the terms of the agreement, Quantum acquired all the outstanding stock of M4 Data in consideration for approximately $58.0 million, which consisted of $15.2 million in cash proceeds, the assumption by Quantum of $41.4 million in debentures and $1.4 million in acquisition-related costs. In the first quarter of fiscal year 2003, the holders called and received payment from Quantum for $38.7 million of the debentures, and Quantum has received notification from the holders stating their intention to call an additional $2.6 million of the debentures by the end of the third quarter of fiscal year 2003. The purchase agreement also includes additional contingent consideration to be paid annually by Quantum from 2002 through 2005 based on future revenues, which may result in additional debentures being issued. Additional debentures of $0.4 million were issued in the second quarter of fiscal year 2003 based on fiscal year 2002 revenues.

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

Connex Inc.

On August 8, 2001, Quantum completed the acquisition of certain assets of Connex Inc., a wholly owned subsidiary of Western Digital Corporation. Connex is a provider of network attached storage products. The acquisition has been accounted for as a purchase at a total cost of approximately $11.6 million.

Under the terms of the agreement, Quantum acquired complementary technology, intellectual property and other assets of Connex for approximately $11.6 million in cash.

Connex’s results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum’s financial position or results of operations.

The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future use. Therefore, Quantum expensed approximately $3.3 million of the purchase price as in-process research and development in the second quarter of fiscal year 2002.

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

Connex’s results of operations from the date of acquisition and the assets and liabilities acquired were part of Quantum’s NAS business, which was sold in October 2002 and which is therefore accounted for in discontinued operations.

Note 15:    Stock Incentive Plans

Quantum has Stock Option Plans (the “Plans”) under which 6.7 million options of Quantum stock were reserved for future issuance at September 29, 2002, to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value of the underlying common stock on the date of grant. Options currently expire no later than ten years from the date of grant and generally vest ratably over one to four years.

A summary of activity relating to Quantum’s stock incentive plans follows:

	Shares (000s)	Weighted Average Exercise Price
Outstanding at March 31, 2002	27,590	$10.51
Granted	15,055	$4.52
Canceled	(4,505)	$11.60
Exercised	(607)	$2.21

Outstanding at September 29, 2002	37,533	$8.09

Exercisable at September 29, 2002	16,331	$10.19

The following tables summarize information about options outstanding and exercisable at September 29, 2002:

Range of Exercise Prices	Shares Outstanding at September 29, 2002 (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 0.01 – $ 2.97	7,841	$2.31	9.58
$ 2.98 – $ 6.70	8,321	$6.50	8.91
$ 6.75 – $ 9.56	8,794	$8.77	6.58
$ 9.60 – $10.93	5,700	$10.07	8.68
$11.25 – $24.11	6,877	$14.11	6.49

	37,533	$8.09	8.03

Range of Exercise Prices	Shares Exercisable at September 29, 2002 (000s)	Weighted Average Exercise Price

$ 0.01 – $ 2.97	601	$2.16
$ 2.98 – $ 6.70	1,820	$5.92
$ 6.75 – $ 9.56	6,615	$8.73
$ 9.60 – $10.93	2,210	$10.07
$11.25 – $24.11	5,085	$14.62

	16,331	$10.19

Note 16:    Investments in Other Entities

(in thousands)	September 29, 2002	March 31, 2002
Venture capital equity investments	$—	$28,383
Other equity investments	11,371	11,805

	$11,371	$40,188

Investments in those entities in which Quantum owns less than 20%, or is unable to exert significant influence, are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Investments in entities in which Quantum owns more than 20%, or is able to exert significant influence, are accounted for under the equity method.

During the three months ended June 30, 2002, Quantum recorded a loss of $17.1 million to write-down its venture capital equity investments to a net realizable value of $11.0 million, based on other than temporary declines in the estimated value of these investments. During the second quarter of fiscal year 2003, Quantum sold its entire portfolio of venture capital equity investments for $11.0 million. In determining net realizable value in previously reported periods, Quantum utilized all information available regarding the entities in which it held an interest. This information included knowledge of each company’s business model, management team, competition, progress against technical and operational milestones, financial statements and financing requirements, and independent valuations. In addition, when a portfolio investment completed a financing transaction that provided an indication of the company’s value, Quantum wrote-down the carrying value of its investment to the lower of carrying value or the value indicated by the financing. Similarly, if an investment in one of Quantum’s portfolio companies were to be sold in the secondary market rather than held until the investment could be traded on a public exchange or acquired, the investment would be marked to a value that was estimated to be realizable in the secondary market.

An investment in Benchmark Storage Innovations (“Benchmark”) accounts for $11.3 million of the $11.4 million of other equity investments and Quantum has agreed to acquire the outstanding shares of Benchmark that it does not already own. Refer to note 19, ‘Subsequent Events’, for a discussion on the proposed purchase of the remaining shares of Benchmark.

Note 17:    Commitments and Contingencies

Commitments

In August 1997, Quantum entered into a five-year lease agreement with a group of financial institutions (the “lessor”) for the construction and lease of a campus facility in Colorado Springs, Colorado, comprised of three buildings. The campus became the center of the DLT group’s operations up until the transfer in fiscal year 2002 of tape drive production to Penang, Malaysia. The Colorado Springs facility now houses only administrative and procurement resources and testing operations within one of the three buildings. The lease has been accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

The lease has a term of five years, which expires in April 2003. The total minimum lease payments from the third quarter of fiscal year 2003 until the scheduled expiration date in April 2003 are estimated to be approximately $1.2 million and approximate the lessor’s debt service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

At the end of the lease term, Quantum may exercise its option to do any of the following:

•	Refinance the lease;

•	Purchase the facility; or

•
Arrange for the leased facility to be sold to a third party with Quantum retaining an obligation to the lessor for the $62.8 million value guaranteed by Quantum to the lessor at the end of the lease term. The proceeds of a sale to a third party would have to be used to satisfy the $62.8 million obligation to the lessor.

Quantum completed a third party valuation appraisal of the leased facilities in the fourth quarter of fiscal year 2002, which indicated a contingent lease obligation of approximately $12.5 million. Of this $12.5 million total, Quantum recorded a charge of $11.2 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the value guaranteed by Quantum to the lessor at the end of the lease term. The remaining $1.3 million relates to the portion of the facilities that Quantum still occupies, which is being amortized over the remaining lease period. The future minimum lease payments stated above exclude any payments required at the end of the lease term.

The lease requires Quantum to maintain specific financial covenants. There is a cross default provision between this facility and the credit line facility (refer to note 9, ‘Credit Agreements, Short-Term Debt and Convertible Subordinated Debt’) such that a default on one facility constitutes a default on the other facility. On August 9, 2002, Quantum received a waiver from the lessor relating to Quantum’s covenant violations as of June 30, 2002. On October 25, 2002, Quantum received a waiver from the lessor relating to Quantum’s violation of the Tangible Net Worth, Leverage Ratio and EBITDA financial covenants for the quarter ending September 29, 2002. The financial covenants were not amended and Quantum is required to satisfy these covenants in subsequent quarters. As part of the waiver agreement, Quantum has agreed to pay $12.5 million to the lessor in the third quarter of fiscal year 2003, which is the difference between the current estimated market value of the facilities and the value guaranteed by Quantum to the lessor at the end of the lease term of $62.8 million. If in the future Quantum fails to comply with these financial covenants, and is unable to obtain a waiver, the lessor could terminate the lease, resulting in either the acceleration of the obligation to purchase the leased facility or Quantum having to sell the leased facility. Quantum believes it will be successful in obtaining waivers or amendments in future quarters through the end of the lease term in April 2003 or that it will be successful in obtaining a new facility replacing the existing one. However, Quantum cannot give assurance that it will be successful in obtaining a new facility or that it will not violate the financial covenants in the future, or, if Quantum does violate them, that it will be able to obtain waivers for such violations in the future. Quantum has the right to prepay this lease without penalty or adverse consideration. If required, Quantum believes it has sufficient financial resources to satisfy the guaranteed value by arranging for the sale of this facility at a price approximating its recently appraised value and paying the remaining obligation out of existing cash balances.

Contingencies

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute. This agreement between Quantum and Maxtor entered into in connection with the disposition of HDD, provided for the allocation of certain liabilities related to taxes and the indemnification by Maxtor of Quantum with respect to certain liabilities relating to taxes and attributable to the conduct of business prior to the disposition of HDD. Maxtor and Quantum presently disagree as to the amounts owed under this agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that Quantum will be successful in asserting its position. If disputes under this agreement cannot be resolved favorably, Quantum may incur significant liabilities and costs to litigate and/or settle these disputes, which could have a material and adverse effect on its results of operations and financial condition.

Quantum has recorded a receivable of $95.8 million from Maxtor for the portion of the convertible subordinated debt previously attributed to HDD and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments under the indemnity agreement. Although Quantum believes the $95.8 million due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, Quantum is obligated to pay this amount and would record a loss with respect to this amount in a future period, which would have a material adverse effect on its results of operations and financial condition.

Quantum has signed an agreement to outsource its manufacturing operations in Malaysia to a third party contract manufacturer (refer to note 19, ‘Subsequent Events’), which has the potential to affect Quantum’s tax status in Malaysia. Quantum was granted strategic pioneer tax status beginning in December 2000 contingent on Quantum meeting five separate conditions linked to investments in the Malaysian economy. While Quantum has actively worked to meet each of these conditions, changes in the business environment have meant that Quantum has not yet fully met these conditions as these conditions assumed a five-year profile of investment. Based on the status of current discussions with the Malaysian government, Quantum believes that the probability of assessment of additional tax liability is unlikely given that the third-party contract manufacturer already has strategic pioneer tax status and since there is no change in Quantum’s business as a result of this transfer of manufacturing operations. Were the Malaysian government to revoke Quantum’s strategic pioneer tax status in its entirety, then the maximum potential tax liability that could be assessed would be $15 million.

Note 18:    Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Quantum is in the process of the evaluating the financial statement impact, if any, of adoption of SFAS No. 146.

Note 19:    Subsequent Events

Acquisition of Benchmark Storage Innovations

On September 5, 2002, Quantum signed a definitive agreement to acquire the remaining outstanding shares of Benchmark Storage Innovations (“Benchmark”), a privately held supplier of DLTtape drives, media and autoloaders. Quantum currently owns nearly 20% of Benchmark and will pay the other Benchmark shareholders approximately $11.0 million in cash and issue approximately 13.1 million shares of Quantum common stock for the remaining outstanding shares of Benchmark. Quantum will also provide up to 1.9 million additional shares of Quantum common stock to be paid to Benchmark shareholders as additional consideration if certain performance milestones are reached in the first year after the acquisition. The transaction, which is subject to certain conditions, including the receipt of approval from Benchmark’s shareholders and applicable regulatory approval, is expected to close during the third quarter of fiscal year 2003. The acquisition will be accounted for as a purchase. Quantum expects to incur a special charge of approximately $3 million in the third quarter of fiscal year 2003, primarily related to severance cost for certain Quantum employees who will be terminated once the agreement closes.

Outsource of certain manufacturing activities to Jabil Circuit Inc.

On August 29, 2002, Quantum signed a definitive agreement to outsource tape drive manufacturing and certain tape automation manufacturing to Jabil Circuit Inc. (“Jabil”). Under the terms of the agreement, Jabil will utilize Quantum’s manufacturing facility in Penang, Malaysia and purchase raw materials, work-in-process inventories and production fixed assets from Quantum. The agreement is subject to approval by the Malaysian government and is expected to close during the third quarter of fiscal year 2003. Quantum expects to record a special charge of approximately $5 million in the third quarter of fiscal year 2003, primarily related to severance costs for the approximately 870 employees who will be terminated once the agreement closes.

Disposition of the NAS business

On October 7, 2002, Quantum entered into a definitive agreement to sell certain assets and assign certain contract rights used in the operation of its NAS business to Broadband Storage, Inc. (“Broadband”), a privately held company. The assets sold include inventories, fixed assets and intellectual property. The sale closed on October 28, 2002. The proceeds from the sale consisted of approximately $11 million in cash and securities and the assumption by Broadband of a $1.6 million warranty liability. Quantum expects to record a special charge of approximately $4 million in the third quarter of fiscal year 2003, primarily severance costs for the approximately 50 employees who will be terminated and vacant facility costs.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words “estimate,” “anticipate,” “expect”, “believe” or similar expressions. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, such as demand for our products, anticipated gross margins, operating results and expenses, mix of revenue streams, expected revenue from purchased in-process projects, cost savings, stock compensation, the performance of our media business and the sufficiency of cash to meet planned expenditures, are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. These forward-looking statements are based on management’s current expectations and are subject to certain risks and uncertainties. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding the continued slowdown in IT spending and the corresponding reduction in the demand for DLTtape and Super DLTtape drives and tape automation products; (4) our continued receipt of media royalties from Maxell, Fuji and other media manufacturers; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; (12) our ability to work with industry leaders to deliver integrated business solutions to customers; (13) the ability of our competitors to introduce new products that compete successfully with our products, which could be magnified given the consolidation of our customer base as a result of the Hewlett-Packard and Compaq merger and Hewlett-Packard’s participation in the LTO consortium, a tape drive and media format competing with Quantum’s Super DLT products; (14) our ability to obtain significant market share with our Super DLT product, given the combined Hewlett-Packard and Compaq’s decision to market both the LTO and Super DLT platforms versus Compaq’s historical approach of exclusively marketing Super DLT; (15) the general economic environment and the continued growth of the storage industry; (16) our ability to sustain and/or improve our cash and overall financial position; (17) our ability to lower costs and (18) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. We disclaim any obligation to update information in any forward-looking statement.

BUSINESS DESCRIPTION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, is a global leader in data protection, meeting the needs of business customers with enterprise-wide storage solutions and services. Quantum is the world’s largest supplier of tape drives, and its DLTtape™ technology is the standard for backup, archiving, and recovery of mission-critical data. Quantum is also a leader in the design, manufacture and service of automated tape libraries used to manage, store and transfer data. This year, the company expanded into the area of disk-based backup, with a solution that emulates a tape library and is optimized for data protection.

On August 1, 2002, Quantum named Richard Belluzo as the new chief executive officer of the company effective September 3, 2002. Mr. Belluzo succeeded Michael Brown, who retained the position of chairman of Quantum’s board of directors.

Until the beginning of fiscal year 2002, we operated our business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”), which were represented by two classes of Quantum common stock, DSS common stock and HDD common stock, which were intended to track separately the respective businesses. Our stockholders approved the tracking stock structure on July 23, 1999, and on August 3, 1999, each authorized share of Quantum common stock was exchanged for one share of DSS common stock and one-half share of HDD common stock. On March 30, 2001, our stockholders approved the disposition of HDD to Maxtor Corporation (“Maxtor”). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. The DSS business now represents Quantum, and as such, DSS is no longer a tracking stock, but is now the only common stock for Quantum Corporation.

Business Summary

Quantum consists of two main business segments: the DLT group and the Storage Solutions group. Our DLT group consists principally of the DLT business. Our Storage Solutions group includes tape automation systems and solutions.

Both business groups experienced declining revenues and lower gross margins in fiscal year 2002 and in the first six months of fiscal year 2003, compared to the previous fiscal year periods. In addition, we incurred losses from continuing operations in fiscal year 2002 and in the first six months of fiscal year 2003. The primary factors driving this trend were the generally weak economic conditions that persisted in fiscal year 2002 and the first six months of the fiscal year 2003, resulting in reduced spending on Information Technology (“IT”), and increased competition from other computer equipment manufacturers. Because of these trends and the reduced corporate infrastructure that we required following the disposition of HDD to Maxtor, which represented a major corporate realignment for Quantum, we have taken numerous cost reduction actions. We can make no assurances that these actions and any future actions we may take will be sufficient to offset the financial impact of declining revenues and lower margins or return our operations to profitability.

Our Network Attached Storage (“NAS”) business was sold in October 2002 and was part of our Storage Solutions group. Quantum engaged in the NAS business following the acquisition of Meridian Data Inc., in September 1999 and of certain assets of Connex in April 2001. As a result of this disposition, our financial statements and related footnotes have been restated to present the results of the NAS business as discontinued operations.

DLT Group (DLTG)

In DLTG, we design, develop, manufacture, license, service, and market DLTtape and Super DLTtape drives (collectively referred to as “tape drives”), as well as DLTtape and Super DLTtape media cartridges (collectively referred to as “tape media cartridges”). We earn most of our revenue by selling tape drives and the tape media cartridges used by those drives. In addition, we also earn a significant portion of our revenue from royalties paid to us by manufacturers who license the media cartridge technology from us. Super DLTtape technology has a higher storage capacity and transfer rate than DLTtape technology. Both DLTtape and Super DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape and Super DLTtape, is our half-inch tape technology that is the leader in mid-range UNIX and NT system backup and archive applications.

DLTtape and Super DLTtape drives store data on DLTtape and Super DLTtape media cartridges, respectively. Historical use of tape drives has shown that drives use many tape media cartridges per year in archival and back-up processes. This historical use suggests that the installed base of tape drives will result in continued demand for tape media cartridges. Our tape media cartridges are manufactured and sold by licensed third-party manufacturers and sold directly by us.

We receive a royalty on tape media cartridges sold by our licensees, which, while resulting in lower revenue per unit than media sold directly by Quantum, generates relatively comparable gross margin dollars. We prefer to have a substantial portion of tape media cartridge sales occur through this license model because this minimizes our operational risks and expenses and provides an efficient distribution channel. Currently, approximately 80% of media unit sales that contribute to our media revenue occur through this license model. We believe that the large installed base of tape drives, and our licensing of tape media cartridges, are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a primary source of our gross margins, and this trend is expected to continue.

Storage Solutions Group (SSG)

In SSG, we design, develop, manufacture, service, and market tape automation systems and solutions. Our tape automation systems, tape libraries and autoloaders, serve the entire tape library data storage market from desktop computers to enterprise class computers. We offer a broad line of tape automation systems, which are used to manage, store and transfer data in enterprise networked computing environments.

In April 2001, we completed the acquisition of M4 Data (Holdings) Ltd., (“M4 Data”) a privately-held data storage company based in the United Kingdom, to leverage M4 Data’s complementary products and technologies to enhance the range of storage solutions offered to customers. M4 Data provided high performance and scalable tape automation products for the data storage market.

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

SSG:

•
Tape automation systems.    We offer a broad line of DLTtape automation systems, tape libraries and autoloaders that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers. Our tape automation systems range from our tape autoloaders, which accommodate a single DLTtape or Super DLTtape drive, to the ATL P7000 series library, which features Prism Library Architecture™ and can be configured in multiple units to scale up to 245 terabytes of storage capacity. In addition, we offer WebAdmin™, the industry’s first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease. In fiscal year 2001, we introduced modular automation systems with the ATL M1500. The ATL M1500 is a modular library that is rack mountable and available in increments of two drives and 20 cartridges that easily scale up to 20 drives and 200 cartridges. The next generation M-series product, the ATL M2500, was introduced in the first quarter of fiscal year 2003. The new ATL M2500 library is stackable with up to three modules in a standard rack, and utilizing a Stacklink™ feature, it can provide compressed storage capacity of up to 60 terabytes per rack. We also introduced the first ATL SuperLoader™ tape library in the first quarter of fiscal year 2003. The ATL SuperLoader is a scalable tape autoloader that provides up to 3.5 terabytes of capacity in a 2U rack-mount form factor and is a modular, high-density tape automation solution designed for the workgroup environment. It contains one or two removable active magazines and is available with up to 16 cartridges and a bar code reader for high performance inventory management.

•
Disk Drive Back-up System.    In the second quarter of fiscal year 2003, Quantum introduced the Quantum DX30, an Enhanced Back up Solution (EBS). EBS utilizes disk-based technology to compliment tape libraries. The Quantum DX30 offers data transfer rates in excess of 216GB/hr, 3TB capacity in 4U, and RAID 5 or RAID 10 protected disks. EBS integrates easily with most tape libraries and is universally rack mountable.

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

Revenue Recognition

Revenue from sales of products to original equipment manufacturers (“OEMs”) and distributors is recognized when passage of title and risk of ownership are transferred to customers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collection is reasonably assured. In the period when the revenue is recognized, allowances are provided for estimated future price adjustments, such as volume rebates and price protection, and future product returns. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers.

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

The estimates of future product failure rates are based on both historical product failure data and anticipated future failure rates. If future actual failure rates differ from our estimates, we will record the impact in subsequent periods. Similarly, the estimates of future costs of repair are based on both historical data and anticipated future costs. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen costs in subsequent periods.

Inventory Valuation

We value our inventories that are held for resale to customers at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes direct material, direct labor, factory overhead and other direct costs. Market is “net realizable value”, which for finished goods and goods in process, is the estimated selling price, less costs to complete and dispose of the inventory. For raw materials, it is replacement cost or the cost of acquiring similar products from our vendors. While cost is readily determinable, estimates of market value involve significant estimates and judgments about the future.

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

Service Inventories

We value our service inventories at the lower of cost or market. Service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use on a temporary or permanent basis while the defective unit is being repaired. Cost is determined by the FIFO method and includes direct material, direct labor, factory overhead and other direct costs. Market is “net realizable value”, which, for components, is replacement cost or the cost of acquiring similar products from our vendors. For finished goods, market value is the estimated selling price less costs to complete and dispose of the inventories. While cost is readily determinable, the estimates of market involve significant estimates and judgments about the future.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At September 29, 2002 the net amount of $67.0 million represented 7% of total assets.

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, we discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS No. 142 and will be reviewed annually thereafter, or more frequently when indicators of impairment are present. Refer to note 3 and note 4 of the condensed consolidated financial statements for a discussion of the impact of adopting and applying SFAS No. 142.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over estimated useful lives, which range from three to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether an impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Special Charges

From fiscal year 2000 through the first six months of fiscal year 2003, we recorded significant special charges related to unusual or non-recurring events and the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken and consist of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges and other costs of exiting activities. We will record a liability in the period in which management approves a restructuring plan if:

•	Management having the appropriate level of authority approves and commits Quantum to the specific exit plan;

•	The period of time to complete the plan indicates that significant changes to the plan of termination are not likely; and

•	The plan, if it involves terminations, identifies the number of employees and positions to be terminated, and the benefit arrangements are communicated to affected employees.

Only costs resulting from an exit plan that are not associated with, or that do not benefit activities that will be continued, are eligible for recognition as liabilities at the commitment date.

These charges, for both severance and exit costs, require the extensive use of estimates primarily about the number of employees paid severance, the amount of severance and related benefits to be paid, and the cost of exiting facilities, including estimates and assumptions related to future maintenance costs, our ability to secure a sub-tenant (if applicable) and any sublease income to be received in the future. If we fail to make accurate estimates regarding these costs or to complete planned activities timely, we might record additional charges in the future, and might not be permitted to accrue such charges at the time a restructuring plan is approved, but may have to recognize such costs as incurred.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002.

RESULTS OF OPERATIONS

The results of DLTG and SSG, the two segments that now represent Quantum, are presented as “Results of Continuing Operations”. The gain on the disposition of the HDD group to Maxtor on April 2, 2001 and the results of operations of the NAS business, sold on October 28, 2002, are separately presented as “Results of Discontinued Operations”.

Results of Continuing Operations

Revenue

	Three Months Ended		Increase, (decrease)	% increase, (decrease)
(in thousands)	September 29, 2002	September 30, 2001
Tape drives	$69,730	$125,002	$(55,272)	(44.2)%
Tape media	48,611	41,449	7,162	17.3%
Tape royalty	44,603	50,395	(5,792)	(11.5)%

DLT group	162,944	216,846	(53,902)	(24.9)%
Storage solutions group	51,135	60,345	(9,210)	(15.3)%
Inter-group elimination*	(9,626)	(10,852)	1,226	11.3%

	$204,453	$266,339	$(61,886)	(23.2)%

	Six Months Ended		Increase, (decrease)	% increase, (decrease)
(in thousands)	September 29, 2002	September 30, 2001
Tape drives	$138,789	$262,582	$(123,793)	(47.1)%
Tape media	93,615	68,586	25,029	36.5%
Tape royalty	90,166	104,859	(14,693)	(14.0)%

DLT group	322,570	436,027	(113,457)	(26.0)%
Storage solutions group	101,144	118,775	(17,631)	(14.8)%
Inter-group elimination*	(16,811)	(24,007)	7,196	30.0%

	$406,903	$530,795	$(123,892)	(23.3)%

*	Represents inter-group sales of tape drives for incorporation into tape automation systems, for which the sales are included in storage solutions revenue.

Revenue in the three months ended September 29, 2002 was $204.5 million compared to $266.3 million in the three months ended September 30, 2001. Revenue in the six months ended September 29, 2002 was $406.9 million compared to $530.8 million in the six months ended September 30, 2001. The overall decreases of 23% for both the three and six-month comparisons, reflected decreased revenue in both the DLTG and SSG segments.

DLTG Revenue

Revenue related to DLTG for the three months ended September 29, 2002 was $162.9 million compared to $216.8 million in the three months ended September 30, 2001, a decrease of $53.9 million. Revenue related to DLTG for the six months ended September 29, 2002 was $322.6 million compared to $436.0 million in the six months ended September 30, 2001, a decrease of $113.5 million. The largest component of the DLTG revenue decrease was a decrease in tape drive revenue, which decreased $55.3 million and $123.8 million, for the three and six-month periods, respectively. In both the three and six-month comparisons, the vast majority of this decline in tape drive revenue was due to lower tape drive unit sales volume and a minor amount due to lower average unit prices.

The decrease in tape drive revenue was affected by several major trends, including:

•
A weak IT spending environment particularly in the mid-range server market, which includes servers priced from approximately $5,000 to $100,000. Our tape drives are commonly included as a back-up component to servers and, accordingly, changes in server demand directly impact the demand for our tape products;

•	Increased price competition from alternative tape drive vendors and platforms that require Quantum to lower its selling prices to remain competitive; and

•	A long-term trend toward networked storage, which enables centralization of storage resources and results in fewer tape drives consumed per server sold.

The increase in tape media revenue in both the three and six-month comparisons reflects a media market sales mix shift from DLTtape media, mostly sold by licensed media manufactures, to Super DLT media, primarily sold directly by Quantum. The increase in tape media revenue was due to higher unit sales volume and higher average unit prices. In the three-month comparison, the vast majority of the increase in tape media revenue was due to higher average unit prices and a minor amount due to higher tape drive unit sales volume. In the six-month comparison, approximately half of the increase in tape media revenue was due to higher average unit prices and the remainder due to higher tape drive unit sales volume. The increases in average unit selling prices reflected the shift towards the higher-priced Super DLT media units. The increases in the unit sales volumes were primarily due to increased sales in Super DLT media units.

The decrease in tape media royalties in both the three and six-month comparisons mainly reflected a decrease in prices of tape media cartridges by licensed media manufacturers for which we earn a royalty based on price. The decrease in the average tape media royalty unit selling prices in both the three and six-month comparisons was due to declining unit prices of DLT tape media units. Sales of Super DLTtape media units were sold primarily by Quantum directly, and therefore the impact of these sales was reflected in higher tape media revenue and not in royalty revenue.

SSG Revenue

The decline in storage solutions revenue of $9.2 million and $17.6 million in the three and six-month comparisons reflected decreased revenue in tape automation systems, caused primarily by a decrease in unit shipments. Unit shipments, in particular unit shipments of high-end tape automation systems, were affected by weak IT spending primarily and increased competition secondarily.

Revenue Outlook

The continued sluggishness in customer buying behavior and overall uncertainty that has characterized the broader IT environment for some time now will continue to affect both DLTG and SSG. We have introduced several new products aimed at delivering improved price/performance, as well as at expanding our markets into segments in which we had not previously participated. We expect these products, including the SDLT320, a new drive with higher capacity and transfer rate relative to competitive offerings, to generate increased revenue over the course of the fiscal year. We also expect the SDLT320 to have a time to market advantage in the tape drive market. While we believe that these new products will show significant sequential quarter over quarter revenue growth, there remain significant risks given a continued difficult IT spending environment.

In addition to the risks that weak IT spending, increased competition and storage centralization may continue or accelerate throughout fiscal year 2003, there is an additional risk factor that could affect our subsequent quarterly revenues—the recent merger of Hewlett-Packard and Compaq. This merger increases the concentration of our sales and dependency on a single customer. Approximately 25% of our revenue is concentrated in this new entity, and therefore could be materially and adversely affected if Hewlett-Packard experiences significant decline in storage revenue due to customer loss or integration issues. This concentration of revenue in one customer creates additional risk since the combined entity owns a competing brand, LTO, of tape drive and media. The combined Hewlett-Packard and Compaq entity has decided to market both the LTO and Super DLT platforms, whereas Compaq had exclusively marketed Super DLT for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLT and Super DLT products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected. Conversely, to the extent that the combined Hewlett-Packard and Compaq increases purchases of DLT and Super DLT products, our tape drive and media revenues, operating results and financial condition would be positively affected.

We expect that Quantum revenue in the third quarter of fiscal year 2003 to be at the same level or increased slightly compared to the second quarter of fiscal year 2003. We will not fully benefit from the Benchmark revenue contribution in the third quarter of fiscal year 2003, because the acquisition is not expected to close until the second half of that quarter.

Gross Margin and Gross Margin Rate

(in thousands)	Three Months Ended		% increase, (decrease)
	September 29, 2002	September 30, 2001
DLTG gross margin	$45,684	$68,181	$(22,497)
SSG gross margin	13,926	21,093	(7,167)

Quantum gross margin	$59,610	$89,274	$(29,664)

DLTG gross margin rate	29.8%	33.1%	(3.3)%
SSG gross margin rate	27.2%	35.0%	(7.8)%
Quantum gross margin rate	29.2%	33.5%	(4.3)%

(in thousands)	Six Months Ended		% increase, (decrease)
	September 29, 2002	September 30, 2001
DLTG gross margin	$92,181	$156,463	$(64,282)
SSG gross margin	30,018	43,243	(13,225)

Quantum gross margin	$122,199	$199,706	$(77,507)

DLTG gross margin rate	30.1%	38.0%	(7.9)%
SSG gross margin rate	29.7%	36.4%	(6.7)%
Quantum gross margin rate	30.0%	37.6%	(7.6)%

DLTG Gross Margin Rate

The DLTG gross margin rate in the three months ended September 29, 2002 decreased to 29.8% from 33.1% in the three months ended September 30, 2001, an overall decrease of 3.3 percentage points. Excluding an inventory write-down of $7.0 million and transition expenses of $1.7 million in the three months ended September 30, 2001, the decrease in gross margin rate was 7.6 percentage points. This gross margin rate decrease mainly reflects lower tape drive prices.

The DLTG gross margin rate in the six months ended September 29, 2002, decreased to 30.1% from 38.0% in the six months ended September 30, 2001. Excluding an inventory write-down of $7.0 million and transition expenses of $1.7 million in the six months ended September 30, 2001, the decrease in gross margin rate was 10.0 percentage points. This gross margin rate decrease mainly reflects lower tape drive prices, which have caused a significant decline in tape drive margins despite our cost reduction efforts. To a lesser extent, another factor contributing to the decreased margin is the media sales mix shift toward increased direct sales of Super DLTtape media resulting in lower media royalties. As a result of competitive pressure, we have offered Super DLTtape drives at prices below where new DLTtape generations have historically been introduced.

A continuation of the current IT spending slump, industry trends toward centralization and continued or accelerating price-based competition in the tape drive market have the potential to lower volumes and revenue for both tape drives and media, including Quantum branded and media royalties. This in turn has the potential to further reduce our gross margin rates.

In the near term, in an attempt to offset negative trends, we will continue efforts to reduce our tape drive bill of material and parts costs through more efficient vendor management. Over the medium term, we are actively working on cost savings activities, including a redesign of our Super DLTtape drives, to further reduce costs and possibly improve gross margins relative to current levels. We cannot give assurance that we can reduce costs soon enough or by a sufficient amount to offset the impact of decreasing unit sales prices or volumes.

SSG Gross Margin Rate

The SSG gross margin rate in the three months ended September 29, 2002, decreased to 27.2% from 35.0% in the three months ended September 30, 2001. The SSG gross margin rate in the six months ended September 29, 2002, decreased to 29.7% from 36.4% in the six months ended September 30, 2001. Lower sales volumes accounted for two-thirds of the lower gross margin rates and lower average unit prices the remainder.

Increased competition for our Storage Solutions group business has the potential to further reduce gross margins, although competitive activity in this market has typically been, and is expected to continue to be, less intense than the tape drive market. We are actively managing our cost structure, vendor base and designs to achieve cost reductions in an effort to improve margin trends.

Gross Margin Rate Outlook

We expect Quantum’s overall gross margin rate to remain flat or improve slightly in the near term. However, given the recent trend of declining revenues and margins which, in light of continued economic uncertainty, could continue at least for the remainder of fiscal year 2003, and the fact that we do not expect a rapid recovery in IT spending, we have recognized the need to further reduce our cost structure beyond what we have done in the last year. In the second quarter of fiscal year 2003 we took a significant step towards improving our underlying cost structure by signing a definitive agreement to outsource the manufacturing of our tape drives (refer to note 19, ‘Subsequent Events’). The acquisition of Benchmark, which is expected to close in the third quarter of fiscal year 2003 (refer to note 19, ‘Subsequent Events’), is expected to improve tape drive gross margin rates. We are continuing to analyze ways to improve further our underlying cost structure in both DLTG and SSG as it relates to gross margin rates, and accordingly, expect to undertake additional restructuring efforts in the quarter ending December 29, 2002.

Operating Expenses

(dollars in thousands)	Three Months Ended
	September 29, 2002		September 30, 2001		Increase/(decrease)
		% of revenue		% of revenue		% of revenue
DLTG	$44,087	28.8%	$49,129	23.8%	$(5,042)	5.0%
SSG	29,995	58.7%	28,842	47.8%	1,153	10.9%

Total Quantum	$74,082	36.2%	$77,971	29.3%	$(3,889)	6.9%

(dollars in thousands)	Six Months Ended				Increase/(decrease)
	September 29, 2002		September 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$88,588	29.0%	$106,834	25.9%	$(18,246)	3.1%
SSG	59,272	58.6%	59,516	50.1%	(244)	8.5%

Total Quantum	$147,860	36.3%	$166,350	31.3%	$(18,490)	5.0%

In the six months ended September 30, 2001, $20.1 million of transition expenses were included in the DLTG operating expenses and were classified as follows: $6.2 million in research and development expenses, $3.9 million in sales and marketing expenses, and $10.0 million in general and administrative expenses. These transition expenses include stock compensation expenses, information systems related expenses, facilities related and other expenses incurred related to the disposition of HDD.

Given the recent trend of declining revenues and margins in many of our markets, which, given the continued economic uncertainty, could continue at least for the remainder of fiscal year 2003, and the fact that we do not expect a rapid recovery in IT spending, we recognize the need to further reduce our cost structure and operating expenses beyond what we have achieved in the last year. Therefore, we will continue to evaluate ways to improve our underlying cost structure as it relates to operating expenses, and will include all categories of operating expenses (research and development, sales and marketing, and general and administrative) in this assessment. These steps are expected to result in restructuring charges in the quarter ending December 29, 2002.

Research and Development Expenses

(dollars in thousands)	Three Months Ended				Increase/(decrease)
	September 29, 2002		September 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$20,113	13.1%	$20,175	9.8%	$(62)	3.3%
SSG	9,272	18.1%	7,312	12.1%	1,960	6.0%

Total Quantum	$29,385	14.4%	$27,487	10.3%	$1,898	4.1%

(dollars in thousands)	Six Months Ended				Increase/(decrease)
	September 29, 2002		September 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$37,534	12.3%	$43,431	10.5%	$(5,897)	1.8%
SSG	17,477	17.3%	14,331	12.1%	3,146	5.2%

Total Quantum	$55,011	13.5%	$57,762	10.9%	$(2,751)	2.6%

Research and development expenses in the three months ended September 29, 2002 were $29.4 million, or 14.4% of revenue, compared to $27.5 million, or 10.3% of revenue in the corresponding period of fiscal year 2002. Research and development expenses were $55.0 million, or 13.5% of revenue, and $57.8 million, or 10.9% of revenue, in the first six months of fiscal years 2003 and 2002, respectively. The increase in research and development expenses as a percentage of revenue reflected lower revenue for Quantum as a whole and increased spending on research and development for SSG in absolute terms.

DLTG:

The level of research and development spending in DLTG was relatively flat in the three months ended September 29, 2002 compared to the three months ended September 30, 2001. The quarter ended September 30, 2001 included $1.4 million of HDD-related transition expenses.

The level of research and development spending in DLTG decreased $5.9 million to $37.5 million in the six months ended September 29, 2002, compared to $43.4 million in the six months ended September 30, 2001. The six months ended September 30, 2001 included $6.2 million of HDD-related transition expenses.

SSG:

The level of research and development spending in SSG increased $2.0 million and $3.1 million, respectively, in the three and six-month periods ended September 29, 2002 compared to the same periods ended September 30, 2001. These increases were mainly due to product development costs associated with the Quantum SuperLoader and the Quantum DX30, which we have recently introduced in the marketplace.

Sales and Marketing Expenses

(dollars in thousands)	Three Months Ended				Increase/(decrease)
	September 29, 2002		September 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$13,269	8.7%	$15,120	7.3%	$(1,851)	1.4%
SSG	13,776	26.9%	11,775	19.5%	2,001	7.4%

Total Quantum	$27,045	13.2%	$26,895	10.1%	$150	3.1%

(dollars in thousands)	Six Months Ended				Increase/(decrease)
	September 29, 2002		September 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$25,111	8.2%	$33,814	8.2%	$(8,703)	0.0%
SSG	28,024	27.7%	24,881	20.9%	3,143	6.8%

Total Quantum	$53,135	13.1%	$58,695	11.1%	$(5,560)	2.0%

Sales and marketing expenses in the three months ended September 29, 2002 were $27.0 million, or 13.2% of revenue, relatively flat compared to $26.9 million, or 10.1% of revenue, in the three months ended September 30, 2001. Sales and marketing expenses in the six months ended September 29, 2002 were $53.1 million, or 13.1% of revenue, a decrease of $5.6 million compared to $58.7 million, or 11.1% of revenue, in the six months ended September 30, 2001. The increase in sales and marketing expenses as a percentage of revenue reflected lower revenue for Quantum as a whole and increased sales and marketing expenses for SSG in absolute terms.

The six months ended September 30, 2001 included $3.9 million of HDD-related transition expenses. Sales and marketing expenses decreased as a result of cost reduction actions and lower sales.

DLTG:

Sales and marketing expenses in DLTG decreased $1.8 million, to $13.3 million in the three months ended September 29, 2002, compared to $15.1 million in the three months ended September 30, 2001. The three months ended September 30, 2001 included $1.3 million of HDD-related transition.

Sales and marketing expenses in DLTG decreased $8.7 million, to $25.1 million in the six months ended September 29, 2002, compared to $33.8 million in the six months ended September 30, 2001. The six months ended September 30, 2001 included $3.9 million of transition expenses. Sales and marketing expenses in DLTG decreased as a result of cost reduction actions and lower sales.

SSG:

Sales and marketing expenses in SSG increased $2.0 million, to $13.8 million in the three months ended September 29, 2002 compared to $11.8 million in the three months ended September 30, 2001. This increase was due to increased channel marketing and new product advertising.

Sales and marketing expenses in SSG increased by $3.1 million, to $28.0 million in the six months ended September 29, 2002 compared to $24.9 million in the six months ended September 30, 2001. This increase was due to increased channel marketing and new product advertising.

General and Administrative Expenses

(dollars in thousands)	Three Months Ended				Increase/(decrease)
	September 29, 2002		September 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$10,705	7.0%	$13,834	6.7%	$(3,129)	0.3%
SSG	6,947	13.6%	9,755	16.2%	(2,808)	(2.6)%

Total Quantum	$17,652	8.6%	$23,589	8.9%	$(5,937)	(0.3)%

(dollars in thousands)	Six Months Ended				Increase/(decrease)
	September 29, 2002		September 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$25,943	8.5%	$29,589	7.2%	$(3,646)	1.3%
SSG	13,771	13.6%	20,304	17.1%	(6,533)	(3.5)%

Total Quantum	$39,714	9.8%	$49,893	9.4%	$(10,179)	0.4%

General and administrative expenses in the three months ended September 29, 2002 were $17.7 million, or 8.6% of revenue, a decrease of $5.9 million compared to $23.6 million, or 8.9% of revenue, in the three months ended September 30, 2001. General and administrative expenses in the six months ended September 29, 2002 were $39.7 million, or 9.8% of revenue, a decrease of $10.2 million compared to $49.9 million, or 9.4% of revenue, in the six months ended September 30, 2001.

Excluding $10.0 million of HDD-related transition expenses and $7.6 million amortization of goodwill, which is no longer being amortized in accordance with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, general and administrative expenses increased by $7.4 million in the six months ended September 29, 2002. This increase reflects higher legal costs.

DLTG:

General and administrative expenses in DLTG decreased by $3.1 million, to $10.7 million in the three months ended September 29, 2002, compared to $13.8 million in the three months ended September 30, 2001. The three months ended September 30, 2001 included $3.7 million of HDD-related transition.

General and administrative expenses in DLTG decreased by $3.7 million, to $25.9 million in the six months ended September 29, 2002, compared to $29.6 million in the six months ended September 30, 2001. The six months ended September 30, 2001 included $10.0 million of HDD-related transition expenses. The six months ended September 29, 2002 included $7.4 million of legal costs related to the lawsuits with Imation Corporation settled in the first quarter of fiscal year 2003 and a dispute with Maxtor concerning tax allocations related to the HDD disposition (refer to Note 17, ‘Commitments and Contingencies’, to the condensed consolidated financial statements).

SSG:

General and administrative expenses in SSG decreased by $2.8 million, to $6.9 million in the three months ended September 29 2002, from $9.8 million in the three months ended September 30, 2001. Approximately $3.8 million of this decrease was due to the adoption of SFAS No. 142, Goodwill and Other Intangible Asset, on April 1, 2002, under which goodwill is no longer amortized but is subject to annual impairment tests.

General and administrative expenses in SSG decreased by $6.5 million, to $13.8 million in the six months ended September 29, 2002, compared to $20.3 million in the six months ended September 30, 2001. This decrease primarily reflected $7.6 million of goodwill amortization in the six months ended September 30, 2001.

Special Charges

In summary, throughout fiscal year 2002, and the first quarter of fiscal year 2003, both DLTG and SSG experienced more rapidly declining revenues and lower gross margins than we had anticipated in our business planning or had experienced in previous years. We found it necessary to broaden and accelerate certain cost reduction programs begun in prior years and to undertake new programs in the current fiscal year in an attempt to offset the effects of lower revenues and margins.

Although unit shipments sequentially increased in the second quarter of fiscal year 2003, our tape drive business has experienced declining quarterly unit shipments in the previous two fiscal years, and more recently, sequential declines in gross margin rates. These trends resulted in Quantum incurring special charges in fiscal years 2000, 2001, 2002 and the second quarter of fiscal year 2003 related to plans to reduce costs in our tape drive business. In fiscal year 2000, we incurred charges related to reducing overhead expenses and to discontinuing certain tape drive production in Colorado Springs, Colorado. Remaining tape drive production was discontinued at our operation in Colorado Springs, Colorado, in the second quarter of fiscal year 2002.

The Storage Solutions group incurred operating losses throughout fiscal year 2002. Pursuant to plans to reduce our cost structure, we recorded special charges in fiscal year 2002 and in the first six months of fiscal year 2003 primarily related to employee reductions.

The disposition of HDD to Maxtor occurred on April 2, 2001 and transformed Quantum from a company with operations supporting over $4 billion in annual revenue to a company with operations supporting less than $1 billion in annual revenue. Accordingly, we incurred significant special charges in the first quarter of fiscal year 2002 related to the HDD disposition and actions taken to reduce our cost structure to a level more appropriate for our reduced revenue expectation subsequent to the disposition of HDD.

Fiscal year 2003 special charges

DLT Group cost reductions

In the second quarter of fiscal year 2003, a charge of $3.2 million was recorded to reduce DLTG’s costs through a headcount reduction. This charge relates to severance benefits for approximately 75 employees.

Storage Solutions group cost reductions

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded related to reduce SSG’s costs with the integration of sales and marketing activities within Quantum’s Storage Solutions group. The charge primarily relates to severance benefits for approximately 30 employees who were terminated or have been notified they will be terminated as a result of this restructuring plan.

In the second quarter of fiscal year 2003, a charge of $7.2 million was recorded to reduce SSG’s costs and the actions include outsourcing sub-assembly manufacturing of Quantum’s P-Series enterprise tape libraries, consolidating the number of research and development sites for disk-based backup and tape automation, and centralizing sales and marketing support functions. The charge reflects severance benefits for approximately 140 employees, fixed asset write-offs and vacant facility charges.

Corporate severance

In the second quarter of fiscal year 2003, a charge of $3.7 million was recorded primarily for separation costs related to Quantum’s former Chief Executive Officer, who remains as Quantum’s Chairman of the Board of Directors.

European operations reorganization

In the first quarter of fiscal year 2003, we reversed a charge of $0.4 million on its statement of operations related to special charges recorded in the second quarter of fiscal year 2002 for the closure of our Geneva, Switzerland sales office. We reversed the special charge because the landlord was able to re-lease the space to a new tenant on terms more favorable than originally anticipated.

Fiscal year 2002 special charges

In the first quarter of fiscal year 2002, we recorded $45.0 million of special charges related to our overall operations. These charges consisted of stock compensation and severance charges related to the disposition of HDD, restructuring costs incurred in order to align resources with the requirements of our ongoing operations, and other cost reduction activities.

The charges are described in more detail below.

Stock Compensation Charges

We incurred stock compensation charges of $16.4 million in the first quarter of fiscal year 2002. Of this $16.4 million, we expensed stock compensation of $13.9 million related to the conversion of vested HDD options into vested DSS options for employees remaining with Quantum. In addition, we recorded $2.5 million of stock compensation in connection with certain corporate employees who were terminated at the HDD disposition date and whose unvested HDD and DSS stock options and HDD restricted stock converted into shares of DSS restricted stock. The classification of these stock compensation charges as special charges rather than cost of revenue or operating expenses was based on two factors: the unusual and non-recurring nature of the event (i.e., the disposition of the HDD business) that gave rise to stock awards and stock award modifications; and the fact that the stock award was vested and did not have to be earned over a future service period.

Corporate Severance Charges

Severance charges of $8.7 million were incurred in the first quarter of fiscal year 2002 for the termination of corporate employees as a result of the disposition of HDD.

Restructuring and Other Costs

Approximately $19.9 million of special charges were incurred in the first quarter of fiscal year 2002 related to:

•
Staff reductions and other costs associated with cost saving actions in tape automation system activities ($13.6 million), which were comprised of severance costs of $2.3 million; vacant facilities costs of $3.9 million for facilities in Irvine, California; sales and marketing demonstration equipment of $6.3 million; and contract cancellation fees of $1.1 million;

•	Vacant facilities costs in Shrewsbury, Massachusetts, and Boulder, Colorado ($3.4 million);

•	Costs associated with discontinuing solid state storage systems, product development and marketing, comprised primarily of severance costs and fixed asset write-offs ($2.2 million); and

•	Other costs ($0.7 million).

In July 2001 we announced a restructuring of our DLTtape business. This restructuring resulted in the transfer of the remaining tape drive production in Colorado Springs, Colorado, to Penang, Malaysia. Additional special charges were recorded related to the closure of European distributor operations based in Geneva, Switzerland. As a result of these restructurings, we recorded a combined special charge of $17.0 million in the second quarter of fiscal year 2002.

The special charge of $16.4 million that was recorded related to the transfer of tape drive production from Colorado Springs, Colorado, to Penang, Malaysia, consisted of the following:

•	Severance and benefits costs of $8.7 million representing severance for 370 employees;

•	Vacant facilities costs of $4.3 million in Colorado Springs, Colorado; and

•	Write-off of fixed assets and leasehold improvements of $3.4 million.

A special charge of $0.6 million was recorded related to the closure of our Geneva, Switzerland sales office, reflecting vacant facilities costs.

The following two tables show the activity for the six-month period ended September 29, 2002 and the estimated timing of future payouts for the following major cost reduction projects (for a complete discussion of our special charge activity, refer to note 10 in our Annual Report on Form 10-K for the year ended March 31, 2002):

•	Discontinuation of Manufacturing in Colorado Springs; and

•	Other Restructuring Programs.

Discontinuation of Manufacturing in Colorado Springs

(in thousands)	Severance	Facilities	Total
Balance March 31, 2002	$2,210	$16,240	$18,450
Cash payments	(1,397)	(1,155)	(2,552)

Balance June 30, 2002	813	15,085	15,898
Cash payments	(813)	(1,155)	(1,968)

Balance September 29, 2002	$—	$13,930	$13,930

Estimated timing of future payouts:
Quarter 3 of Fiscal Year 2003	$—	$12,390	$12,390
Quarter 4 of Fiscal Year 2003	—	1,155	1,155
Fiscal Year 2004	—	385	385

Total	$—	$13,930	$13,930

The cash payments in the three months ended September 29, 2002 represented severance payments of $0.8 million and lease payments of $1.2 million for vacant facilities. The remaining special charge accrual related to facilities reflects a vacant space accrual of $2.7 million, which will be paid over the respective lease terms through the first quarter of fiscal year 2004, and a contingent lease obligation of $11.2 million. This contingent lease obligation reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the value guaranteed by us to the lessor at the end of the lease term and will be paid to the lessor in the third quarter of fiscal year 2003. The charge related to the contingent lease obligation is further explained in Note 17, ‘Commitments and Contingencies’, to the condensed consolidated financial statements.

Other Restructuring Programs

(in thousands)	Severance and Benefits	Fixed Assets	Facilities	Other	Total
Balance at March 31, 2002	$2,127	$—	$2,395	$1,255	$5,777
SSG Provision	963	106	—	—	1,069
Cash payments	(1,710)	—	(116)	(150)	(1,976)
Non-cash charges	—	(106)	—	—	(106)
Restructuring charge benefit	—	—	(445)	—	(445)

Balance at June 30, 2002	1,380	—	1,834	1,105	4,319
DLTG internal restructuring	3,238	—	—	—	3,238
Corporate severance	3,700	—	—	—	3,700
SSG restructuring	4,965	824	1,369	—	7,158
Cash payments	(1,090)	—	(173)	—	(1,263)
Non-cash charges	—	(824)	—	—	(824)

Balance at September 29, 2002	$12,193	$—	$3,030	$1,105	$16,328

Estimated timing of future payouts:
Quarter 3 of Fiscal Year 2003	$6,318	$—	$155	$1,105	$7,578
Quarter 4 of Fiscal Year 2003	5,316	—	249	—	5,565
Fiscal Year 2004	559	—	918	—	1,477
Fiscal Year 2005 onward	—	—	1,708	—	1,708

Total	$12,193	$—	$3,030	$1,105	$16,328

The cash payments in the three months ended September 29, 2002 represented severance payments of $1.1 million and lease payments of $0.2 million for vacant facilities. The $16.3 million remaining special charge accrual at September 29, 2002 is comprised mainly of obligations for severance, vacant facilities and contract cancellation fees. The severance charges will mainly be paid over fiscal year 2003; the facilities charges relate to vacant facilities in Irvine, California, and will be paid over the respective lease term through the third quarter of fiscal year 2006; the contract cancellation fees are expected to be paid by the fourth quarter of fiscal year 2003.

We expect to realize annual cost savings from the restructuring programs detailed in the above two tables of approximately $65 million. Of this $65 million, approximately $25 million of the savings is expected in cost of revenue as a result of reduced manufacturing costs, with the remaining amount to come from reduced operating expenses, mainly due to reductions in headcount.

We expect to record the following special charges in the third quarter of fiscal year 2003 related mainly to severance and other benefits for employees severed related to the following transactions (refer to note 19 ‘Subsequent Events’):

•	Acquisition of Benchmark Storage Innovations—approximately $3 million;

•	Outsource of certain manufacturing activities to Jabil—approximately $5 million; and

•	Disposition of the NAS business—approximately $4 million.

Given the trend of declining revenues and margins that is likely to continue at least for the remainder of fiscal year 2003 and the fact that we do not expect a rapid recovery in IT spending, we recognize the need to further reduce our cost structure and operating expenses in order to align our cost structure with reduced revenue expectations. Accordingly, we expect to record in the third quarter of fiscal year 2003 severance-related charges of approximately $3 million, in addition to those charges described above, due to headcount reductions mainly in our SSG group.

Purchased In-process Research and Development Expense

We expensed purchased in-process research and development of $13.3 million a result of the acquisition of M4 Data in April 2001. The following table summarizes the relevant factors used to determine the amount of purchased in process research and development.

(dollars in thousands)	Amount of purchased IPR&D	Estimated cost to complete technology at time of acquisition	Percentage completion at time of acquisition	Overall compound growth rate	Discount rate
M4 Data	$13,299	$1,515	58% to 67%	27%	34%

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

Revenue from the M4 Data acquisition for the purchased in-process projects is expected to grow from approximately $60 million in 2002 to more than $260 million in 2008. The M4 Data in-process research and development projects were completed in the second quarter of fiscal year 2003.

For additional information regarding the M4 Data acquisition, refer to note 14 to the condensed consolidated financial statements.

Stock Compensation Charges

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Stock compensation related to the disposition of the HDD group:
Cost of revenue or Operating expenses	$294	$3,039	$679	$11,901
Special charges	—	—	—	16,404

	294	3,039	679	28,305

Stock compensation not related to the disposition of the HDD group:
Cost of revenue or Operating expenses	47	891	211	2,394

	$341	$3,930	$890	$30,699

Stock compensation expense decreased by $29.8 million, to $0.9 million in the six months ended September 29, 2002, compared to $30.7 million in the six months ended September 30, 2001. This decrease was mainly due to HDD disposition-related stock compensation expense of $28.3 million recorded in the six months ended September 30, 2001 for the conversion and/or acceleration of stock equity awards for employees remaining with Quantum after the disposition of HDD. The allocation of the $28.3 million between “Cost of revenue or Operating expenses” and “Special charges” was based on two factors: the unusual and non-recurring nature of the event (i.e., the disposition of the HDD business) that gave rise to stock awards and stock award modifications; and whether the vesting had already occurred or was accelerated to fully vested at the time of the award or modification. If vesting had already occurred or was accelerated to fully vested then there was no future benefit to Quantum and the related stock compensation expense for the vested portion of the award was treated as “special charges”. Where the unvested portion of an award was to be earned and vest over a future service period providing future value to Quantum, the related stock charge was recognized ratably as compensation expense over the vesting period in the appropriate category of “Cost of revenue or Operating expense”.

Stock compensation expense recorded in fiscal year 2003 that related to the disposition of HDD reflects the vesting of DSS option and DSS restricted stock grants converted from HDD option and HDD restricted stock grants, respectively, on April 2, 2001, the date of disposition of HDD to Maxtor.

Stock compensation expense not related to the disposition of HDD consists of the vesting of DSS restricted stock grants and decreased by $2.2 million, to $0.2 million in the six months ended September 29, 2002, compared to $2.4 million in the six months ended September 30, 2001. This decrease reflects the lower number of restricted stock grants that are outstanding.

Amortization of Goodwill and Intangible Assets

We adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. With the adoption of SFAS No. 142, we ceased amortization of goodwill as of April 1, 2002. Our initial impairment test of goodwill was conducted in the first quarter of fiscal year 2003 and resulted in a non-cash accounting change adjustment of $94.3 million, reflecting a reduction in the carrying amount of our goodwill. This charge is reflected as a cumulative effect of an accounting change in our condensed consolidated statements of operations. In the second quarter of fiscal year 2003, we recorded an additional goodwill impairment charge related to our Storage Solutions group of $58.7 million due to a re-evaluation of the Storage Solutions group in light of deterioration in the market values of comparable companies, and to a lesser extent, a reduction in anticipated future cash flows. The continued slump in spending in the IT industry contributed to this decrease in estimated future cash flows. The fair value of the Storage Solutions group reporting entity was calculated using a combination of a discounted cash flow analysis involving projected data and a comparable market approach, which is a comparison with companies also in the tape automation sector.

The amortization expense associated with goodwill and intangible assets decreased from approximately $6.9 million in the second quarter of fiscal year 2002 to $3.0 million in the second quarter of fiscal year 2003. Amortization expense decreased by $7.9 million to $6.0 million in the six months ended September 29, 2002 compared to $13.9 million in the six months ended September 30, 2001. The decreases were due mainly to goodwill no longer being amortized. The following table details goodwill and intangible asset amortization expense by classification within our condensed consolidated statements of operations:

(in thousands)	Three Months Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Cost of revenue	$1,695	$1,776	$3,390	$3,549
Research and development	139	289	347	578
Sales and marketing	1,073	939	1,979	1,878
General and administrative	126	3,942	252	7,886

	$3,033	$6,946	$5,968	$13,891

The following table summarizes our goodwill and intangible assets:

(in thousands)	September 29, 2002	March 31, 2002
Goodwill	$48,108	$173,967
Intangible assets	100,180	101,500

	148,288	275,467
Less accumulated amortization	(81,313)	(75,345)

	$66,975	$200,122

Net goodwill and intangible assets at September 29, 2002 and March 31, 2002 represented approximately 7% and 17% of total assets, respectively. The goodwill and intangible assets balances, net of amortization, at September 29, 2002 and March 31, 2002, were $67.0 million and $200.1 million, respectively, and included the following goodwill from acquisitions net of amortization (these acquisitions were both integrated into the Storage Solutions group):

(in thousands)	September 29, 2002	March 31, 2002
ATL	$7,711	$105,720
M4 Data	2,247	30,097

	$9,958	$135,817

The $125.9 million decrease in goodwill from March 31, 2002 to September 29, 2002 reflects the $58.7 million goodwill impairment charge in the second quarter of fiscal year 2003 and the $67.9 million portion of the cumulative effect of an accounting change of $94.3 million upon adoption of SFAS No. 142 that is applicable to continuing operations, partially offset by the reclassification of assembled workforce of $0.7 million, net of taxes, from intangible assets to goodwill.

Acquired intangible assets are amortized over their estimated useful lives, which range from three to ten years. Management, in estimating the useful lives of intangible assets, considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and

•	The ability to leverage core technology into new tape automation products, and to therefore extend the lives of these technologies.

We assess the recoverability of our long-lived assets, including intangible assets with finite lives, in accordance with SFAS No. 144 by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. As of September 29, 2002, no such impairment has been identified with respect to our acquired intangible assets.

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

Refer to note 3, ‘Cumulative Effect of an Accounting Change’, and note 4, ‘Goodwill and Intangible Assets’, of the condensed consolidated financial statements for further information on the effect on goodwill and intangible assets of adopting and applying SFAS No. 142.

Interest and Other Income (Expense), net, and Write-down of Equity Investments

	Three Months Ended
	September 29, 2002		September 30, 2001
	(in thousands)	% of revenue	(in thousands)	% of revenue

Interest and other income	$2,427	1.2%	$4,124	1.5%
Interest expense	(6,420)	(3.1)%	(5,548)	(2.1)%

	$(3,993)	(2.0)%	$(1,424)	(0.5)%

Write-downs of equity investments	$—	0.0%	$(4,670)	(1.8)%

	Six Months Ended
	September 29, 2002		September 30, 2001
	(in thousands)	% of revenue	(in thousands)	% of revenue

Interest and other income	$5,024	1.2%	$10,273	1.9%
Interest expense	(12,260)	(3.0)%	(11,061)	(2.1)%

	$(7,236)	(1.8)%	$(788)	(0.1)%

Write-downs of equity investments	$(17,061)	(4.2)%	$(4,670)	(0.9)%

Net interest and other income/expense in the second quarter of fiscal year 2003 was a $4.0 million expense compared to $1.4 million expense in the second quarter of fiscal year 2002. For the six months ended September 29, 2002, net interest and other income/expense was $7.2 million expense compared to $0.8 million expense in the six months ended September 30, 2001. The increase in expense in both the three and six-month periods mainly reflected reduced interest income as a result of lower interest rates and lower cash balances. Also contributing to the decrease in other income in the three and six-month periods ended September 29, 2002 were a $0.9 million and $1.6 million net currency loss, respectively, attributable to the effect that the weakening U.S. dollar had on dollar-denominated bank accounts held by our European subsidiaries.

During the six months ended September 29, 2002, we recorded charges of $17.1 million compared to charges of $4.7 million in the six months ended September 30, 2001 to write down our equity investments to net realizable value based on other-than-temporary declines in the estimated value of these investments. In the second quarter of fiscal year 2003, we sold our entire portfolio of venture capital equity investments for $11.0 million (refer to note 16, ‘Investments in Other Entities’). Our equity investments are recorded in “Other assets”.

Income Taxes

We recorded a tax expense of $0.8 million for the three months ended September 29, 2002 compared to a tax benefit of $2.7 million for the three months ended September 30, 2001. Included in the tax expense for the three months ended September 29, 2002 was a $10.2 million tax charge related to the anticipated repatriation of offshore earnings connected with the pending outsourcing of our Malaysian manufacturing operations. Excluding this charge, our effective tax rates on losses from continuing operations were 10% and 23% for the three months ended September 29, 2002 and September 30, 2001, respectively, and reflect the non-deductibility of goodwill impairment and special charges in fiscal year 2003 and equity investment write-downs in fiscal year 2002.

The effective tax rates on income from continuing operations, excluding write-downs of equity investments, restructuring charges, HDD-related transition expenses, intangible amortization and other special charges was 30% for the three-month periods ended September 29, 2002 and September 30, 2001.

We recorded tax benefits of $4.0 million and $6.9 million for the six months ended September 29, 2002 and September 30, 2001 respectively. Excluding the $10.2 million tax charge related to the anticipated repatriation of offshore earnings connected with the pending outsourcing of our Malaysian manufacturing operations, our effective tax rates on losses from continuing operations are 12% and 15% respectively, and reflect the non-deductibility of goodwill impairment, write-downs of equity investments, purchased in-process research and development, and special charges.

The effective tax rates on income from continuing operations, excluding write-downs of equity investments, restructuring charges, transition charges, intangible amortization and other special charges was 30% and 31% for the six months ended September 29, 2002 and September 30, 2001 respectively.

Results of Discontinued Operations

Loss from NAS discontinued operations, net of income taxes

	Three Months Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Loss from operations, net of income taxes	$(19,375)	$(9,289)	$(28,628)	$(19,468)

On October 7, 2002, we entered into an agreement with a privately held third party to sell certain assets and assign certain contract rights related to our NAS business. The assets included inventories, service inventories, fixed assets and intellectual property. The proceeds from the sale include approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer (with an option to purchase an additional $1.8 million of such equity securities), a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability related to the current installed customer base of NASD products. The sale was completed on October 28, 2002.

The loss from operations in the three and six-month periods ended September 29, 2002 include an impairment charge of $16.4 million. In the second quarter of fiscal year 2003, we determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell. The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc., and certain assets of Connex.

Gain on disposition of HDD group, net of income taxes

On March 30, 2001, our stockholders approved the disposition of HDD to Maxtor. On April 2, 2001, each authorized and outstanding share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

The gain from disposition of discontinued operations of $122.9 million in the condensed statements of operations for the six months ended September 30, 2001, reflects the gain on the disposition of HDD. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of HDD to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor. See risk factor entitled—If we incur an uninsured tax liability as a result of the disposition of HDD,our financial condition and operating results could be negatively affected.

Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement supercedes EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. We are in the process of the evaluating the financial statement impact, if any, of adoption of SFAS No. 146.

Subsequent Events

Acquisition of Benchmark Storage Innovations

On September 5, 2002, we signed a definitive agreement to acquire the remaining outstanding shares of Benchmark Storage Innovations (“Benchmark”), a privately held supplier of DLTtape drives, media and autoloaders. We currently own nearly 20% of Benchmark and will pay the other Benchmark shareholders approximately $11.0 million in cash and issue approximately 13.1 million shares of Quantum common stock for the remaining outstanding shares of Benchmark. We will also provide up to 1.9 million additional shares of Quantum common stock to be paid to Benchmark shareholders as additional consideration if certain performance milestones are reached in the first year after the acquisition. The transaction, which is subject to certain conditions, including the receipt of approval from Benchmark’s shareholders and applicable regulatory approval, is expected to close during the third quarter of fiscal year 2003. The acquisition will be accounted for as a purchase. We expect to incur a special charge of approximately $3 million in the third quarter of fiscal year 2003, primarily related to severance cost for certain Quantum employees who will be terminated once the agreement closes.

Outsource of certain manufacturing activities to Jabil Circuit Inc.

On August 29, 2002, we signed a definitive agreement to outsource tape drive manufacturing and certain tape automation manufacturing to Jabil Circuit Inc. (“Jabil”). Under the terms of the agreement, Jabil will utilize our manufacturing facility in Penang, Malaysia and purchase raw materials, work-in-process inventories and production fixed assets from us. The agreement is subject to approval by the Malaysian government and is expected to close during the third quarter of fiscal year 2003. We expect to record a special charge of approximately $5 million in the third quarter of fiscal year 2003, primarily related to severance costs for the approximately 870 employees who will be terminated once the agreement closes.

Disposition of the NAS business

On October 7, 2002, we entered into a definitive agreement to sell certain assets and assign certain contract rights used in the operation of our NAS business to Broadband Storage, Inc. (“Broadband”), a privately held company. The assets sold include inventories, fixed assets and intellectual property. The sale closed on October 28, 2002. The proceeds from the sale consisted of approximately $11 million in cash and securities and the assumption by Broadband of a $1.6 million warranty liability. We expect to record a special charge of approximately $4 million in the third quarter of fiscal year 2003, primarily severance costs for the approximately 50 employees who will be terminated and vacant facility costs.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for six months ended
(dollars in thousands)	September 29, 2002	September 30, 2001
Cash and cash equivalents	$308,794	$343,665
Days sales outstanding (DSO)	53.6	60.7
Inventory turns—annualized	6.1	6.3
Net cash provided by operating activities of continuing operations	$8,563	$19,015
Net cash provided by (used in) investing activities of continuing operations	$465	$(56,106)
Net cash used in financing activities of continuing operations	$(35,675)	$(2,023)

First Six Months of Fiscal Year 2003 compared to the First Six Months of Fiscal Year 2002

Net cash provided by operating activities:

Net cash provided by operating activities of continuing operations decreased to $8.6 million provided in the first six months of fiscal year 2003 from $19.0 million provided in the first six months of fiscal year 2002. The primary sources of this change are listed in the following table:

(in thousands)	Six Months Ended		Change in cash (used), provided
	September 29, 2002	September 30, 2001
	cash (used), provided	cash (used), provided
Loss from continuing operations including cumulative effect of an accounting change	$(213,699)	$(40,339)	$(173,360)
Non-cash income statement items	186,199	84,917	101,282

Adjusted income (loss) from operations	(27,500)	44,578	(72,078)

Accounts receivable	25,925	25,160	765
Inventories	5,552	15,985	(10,433)
Accounts payable	18,860	13,278	5,582
Income taxes payable	(10,313)	(2,486)	(7,827)
Other, net	(3,961)	(77,500)	73,539

	$8,563	$19,015	$(10,452)

Net cash provided by operating activities of continuing operations decreased by $10.5 million in the six months ended September 29, 2002 compared to the six months ended September 30, 2001. The decrease in net cash provided by operating activities was primarily due to the increase in the loss from continuing operations and a decrease in cash provided by inventories, partially offset by a decrease in cash used in net other liabilities.

The loss from operations in the six months ended September 29, 2002, adjusted for non-cash items, was $27.5 million; a decrease of $72.1 million from the $44.6 million in income from operations reported in the six months ended September 30, 2001. The decrease was primarily caused by increased operating losses resulting from declining revenues and gross margins that we experienced during the first six months of fiscal year 2003, partially offset by the transitional costs following the disposition of HDD and significant special charges incurred related to our cost reduction projects in the first six months of fiscal year 2002.

Net cash provided by (used in) investing activities:

Net cash provided by investing activities of continuing operations increased to $0.5 million in the six months ended September 29, 2002 from $56.1 million of net cash used in the six months ended September 30, 2001. The increase included $11.0 million from the sale of equity securities in the second quarter of fiscal year 2003, $14.9 million for the acquisition of M4 Data in April 2001, and $19.2 million of equity securities purchases in the first six months of fiscal year 2002. Net cash used for purchases of property and equipment decreased to $10.4 million in the six months ended September 29, 2002 compared to $22.0 million in the six months ended September 30, 2001.

Net cash used in financing activities:

Net cash used in financing activities of continuing operations was $35.7 million in the six months ended September 29, 2002, compared to $2.0 million used in financing activities in the six months ended September 30, 2001. The increase in cash used in financing activities reflects principal payments of $38.7 million in the first quarter of fiscal year 2003 for debentures issued in the M4 Data acquisition and a $33.7 million decrease in the proceeds from the exercise of employee stock options in the first six months of fiscal year 2003 compared to the first six months of fiscal year 2002. The increases in cash used were partially offset by there being no repurchases of our common stock in the first six months of fiscal year 2003, compared to $38.7 million in the first six months of fiscal year 2002.

Forward-looking analysis:

Our ability to generate positive cash flow from operations mainly depends on whether we can sustain or grow our revenues and gross margins or reduce our cost structure. This is highly dependent on many factors, including the introduction of competitive products, our ability to timely develop and offer new products, customer acceptance of new products, and continued reductions in our cost of sales and operating expenses. Changes in our accounts receivable and inventory balances have also been significant factors in whether we provide or use cash from operations. Cash provided by the change in accounts receivable could decrease or become a use of cash if we are unable to collect adequate amounts of cash from customers on a timely basis. Net cash provided by the change in inventories can decrease or become a use of cash depending on many factors impacting our ability to sell our inventory, such as the introduction of new products by competitors, shortened product life cycles, and a continued decrease in demand for our products or changes in technology.

Operating cash flows have been a significant source of our liquidity, and if we do not return to profitability and generate sufficient levels of net income, such lack of profitability will have a material adverse impact on our operating cash flows, liquidity and financial position.

Our results of operations reflect significant special charges related to our cost reduction efforts and we expect to record additional charges in the future. At September 29, 2002 we had accrued $30.3 million of such charges, primarily related to severance benefits and vacant facilities. We expect to use $26.7 million of cash in the second half of fiscal year 2003 for special charge obligations.

Our ability to make strategic investments in property and equipment and tangible and intangible assets is dependent upon our ability to generate liquidity through cash provided by operations and the future availability of debt or equity arrangements at terms acceptable to us, if available at all. Proceeds from the issuance of common stock have also been a significant source of cash in the past. In fiscal year 2003 we expect to receive substantially lower proceeds from the issuance of common stock as compared to fiscal year 2002 because of the decline in our common stock price.

As discussed below under ‘Credit Line’ and ‘Operating Lease Commitment’, we are in the process of negotiating a new senior credit facility and a new operating lease facility. We violated several covenants relating to both of these facilities in our second fiscal quarter ended September 29, 2002. We received waivers for these covenant violations and will continue to work towards replacing these facilities. If we cannot obtain new facilities and are required by our bank groups to either restrict $38.2 million of our own cash to cover a standby letter of credit under our senior credit facility, or to pay down our operating lease either in full or at a substantial discount to its appraised value, our liquidity and financial position would be materially and adversely affected.

Credit line

In April 2000, we entered into an unsecured senior credit facility with a group of banks providing a $187.5 million revolving credit line that expires in April 2003. As of September 29, 2002, $38.2 million is committed to a standby letter of credit. There is a cross default provision between this facility and the operating lease facility such that a default on one facility constitutes a default on the other facility. On August 9, 2002, we received a waiver from the bank group for the covenants violated as of June 30, 2002. During the quarter ended September 29, 2002, we violated the Tangible Net Worth, Leverage Ratio and EBITDA financial covenants of the credit line. On October 25, 2002, Quantum received a waiver of these covenant violations from the bank group for the quarter ended September 29, 2002. The financial covenants were not amended and we are required to satisfy these covenants in subsequent quarters to obtain access to the line of credit. The waiver disallows any new borrowings or new letters of credit to be issued until we are in compliance with the financial and reporting covenants or we obtain approval of such new borrowings or new letters of credit from the majority of the banks participating in the line of credit. We do not anticipate that we will be in compliance with these covenants in the future. If we are unsuccessful in securing a waiver or amendment in subsequent quarters, or securing a new facility, we may be required to pledge $38.2 million of our cash as collateral to cover this existing letter of credit, which would appear as restricted cash on our balance sheet. This could have a material and adverse impact on our liquidity. We are currently in discussions with the banks concerning a replacement of this credit facility, but cannot give assurances that we will be successful in obtaining such an amendment or replacement. Until we are able to comply with or amend these financial covenants, or replace the credit facility itself, this credit line is not available to us. If we cannot comply with or amend these financial covenants or replace this credit line on acceptable terms, we may terminate the credit line.

Operating Lease Commitment

We have an operating lease commitment that requires us to maintain specified financial covenants. There is a cross default provision between this lease and the credit line facility such that a default on one facility constitutes a default on the other facility. On August 9, 2002, we received a waiver for covenants violated as of June 30, 2002. During the quarter ended September 29, 2002, we violated the Tangible Net Worth, Leverage Ratio and EBITDA financial covenants of the credit line. On October 25, 2002, we received a waiver of these covenant violations from the bank group for the quarter ended September 29, 2002. As part of the waiver agreement, Quantum has agreed to pay $12.5 million to the lessor in the third quarter of fiscal year 2003, which is the difference between the current estimated market value of the facilities and the $62.8 million value guaranteed by Quantum to the lessor at the end of the lease term. We do not anticipate that we will be in compliance with these covenants in subsequent quarters of fiscal year 2003. The financial covenants were not amended and we are required to satisfy these covenants in subsequent quarters. If in the future we continue to violate these financial covenants, and are unable to obtain a waiver for such future covenant violations, the lessor could terminate the lease, resulting in either the acceleration of our obligation to purchase the leased facility or our having to sell the leased facility. Either of these alternatives could result in our having to sell the facilities promptly and potentially at a substantial discount to their current appraised value. If this occurred, our liquidity and financial position would be materially and adversely affected. We believe we will be successful in obtaining waivers or amendments in future quarters through the end of the lease term in April 2003, or alternatively, will be successful in securing a new facility. However, we cannot give assurance that we will be able to do so. We have the right to prepay this lease without penalty or adverse consideration. If required, we believe we have sufficient financial resources to satisfy the guaranteed value obligation by arranging for the sale of this facility at a price approximating its recently appraised value and paying the remaining obligation out of our existing cash balances.

We are currently in discussions with the banks concerning a replacement of this lease. We cannot give assurance that we will be successful in replacing the lease at all.

If unable to successfully replace the lease, we would be required to pursue the other two end of lease term options:

•	Purchase the facility from the lessor; or

•
Arrange for the leased facility to be sold to a third party with Quantum retaining an obligation to the lessor for the $62.8 million value guaranteed by Quantum to the lessor at the end of the lease term. The proceeds of a sale to a third party would be used to satisfy the $62.8 million obligation to the lessor.

We completed a third party valuation appraisal of the leased facility in the fourth quarter of fiscal year 2002, which indicated a contingent obligation of approximately $12.5 million under the guaranteed value obligation. Of this $12.5 million total, we recorded a charge of $11.2 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the obligation to the lessor. The remaining $1.3 million relates to the portion of the facilities that we still occupy and is being amortized over the remaining lease period.

General outlook

We can make no assurances that we will be able to generate sufficient liquidity in the future, and if we cannot generate such liquidity, such lack of liquidity could have a material adverse impact on our financial position. However, we believe that our existing cash and capital resources, including any cash generated from operations after we complete our restructuring efforts over the next several quarters, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is dependent upon our ability to generate acceptable levels of revenue to provide net income and positive cash flow from operating activities in the future. If we were to experience further declines in sales or profit margins, cash flows from our operating activities could be materially and adversely affected, which could impact the future availability of debt or equity arrangements on terms acceptable to us. We can make no assurances that we will be able to generate or obtain sufficient amounts of cash in the future, and if we cannot, this lack of cash could have a material adverse impact on our liquidity and financial position.

Capital Resources

During fiscal year 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. Of the total repurchase authorization, $600 million was authorized for repurchase of Quantum, DSS or the previously outstanding HDD common stock. An additional $100 million was authorized solely for repurchase of the previously outstanding HDD common stock. For the six months ended September 29, 2002, there were no repurchases of Quantum common stock. Since the beginning of the stock repurchase authorization through September 29, 2002, we have repurchased a total of 8.6 million shares of Quantum common stock (including 3.9 million shares that were outstanding prior to the issuance of the DSS and HDD common stocks), 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock, for a combined total of $612.1 million. At September 29, 2002, there was approximately $87.9 million remaining authorized to purchase Quantum common stock.

We filed a registration statement that became effective on July 24, 1997, pursuant to which we may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price. In July 1997, under the registration statement, we issued $287.5 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). We have recorded a receivable from Maxtor of $95.8 million for the portion of the debt previously attributed to HDD and for which Maxtor has agreed to reimburse us for both principal and associated interest payments. Although we believe the $95.8 million due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, we would be obligated to pay this amount and record a loss with respect to this amount in a future period. We may redeem the notes at any time. In the event of certain changes involving all or substantially all of our common stock, the holder would have the option to redeem the notes. Redemption prices range from 101% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. Although we believe the $95.8 million due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, we would remain obligated to pay this amount and would likely record a loss with respect to this amount in a future period, which would have a material adverse effect on our results of operations and financial condition.

Debentures payable of $41.3 million were issued as partial consideration for the acquisition of M4 Data in April 2001. The debenture holders called and received payment from Quantum for $38.7 million in the first quarter of fiscal year 2003 and we have received notification from the holders stating their intention to call an additional $2.6 million by the end of the third quarter of fiscal year 2003.

The table below summarizes our long-term commitments:

(in thousands)	Less than 1 year	1-3 years	Beyond 3 years	Total
Convertible subordinated debt	$—	$287,500	$—	$287,500
Portion payable by Maxtor (1)	—	(95,833)	—	(95,833)

Subtotal	—	191,667	—	191,667

Short-term debt	3,097	—	—	3,097
Inventory purchase commitment	1,973	—	—	1,973
Operating leases (2)	26,836	25,644	8,547	61,027

	$31,906	$217,311	$8,547	$257,764

(1)	Refer to note 2 to the condensed consolidated financial statements.
(2)	Includes the operating lease obligation discussed above.

TRENDS AND UNCERTAINTIES

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS “ESTIMATE,” “ANTICIPATE,” “EXPECT”, “BELIEVE”, OR SIMILAR EXPRESSIONS. ALL FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, PROJECTIONS OR ESTIMATES CONCERNING OUR BUSINESS, INCLUDING DEMAND FOR OUR PRODUCTS, ANTICIPATED GROSS MARGINS, OPERATING RESULTS AND EXPENSES, MIX OF REVENUE STREAMS, EXPECTED REVENUE FROM PURCHASED IN-PROCESS PROJECTS, COST SAVINGS, STOCK COMPENSATION, THE PERFORMANCE OF OUR MEDIA BUSINESS AND THE SUFFICIENCY OF CASH TO MEET PLANNED EXPENDITURES, ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON MANAGEMENT’S EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS, AND THEY ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

We are exposed to general economic conditions that have resulted in significantly reduced sales levels and operating losses and if such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be more adversely impacted.

If the adverse economic conditions in the United States and throughout the world economy continue or worsen, we may experience a material adverse impact on our business, operating results, and financial condition. We took actions in fiscal year 2002 and in the first six months of fiscal year 2003 to reduce our cost of sales and operating expenses in order to address these adverse conditions. A prolonged continuation or worsening of sales trends would require that we take additional actions to reduce further our cost of sales and operating expenses in subsequent quarters to align these costs with reduced revenue. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment. If we must undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby adversely affecting our business, financial condition and operating results.

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

Our Storage Solutions group currently operates at a loss and may continue to operate at a loss. If we are unable to make our Storage Solutions business profitable, the losses could have a material and adverse affect on our business, financial condition and results of operations.

We have invested, and will continue to invest, in the development, promotion and sale of storage solutions. Operating expenses associated with our Storage Solutions revenue are comparatively high, resulting in losses and cash consumption out of proportion to the revenue generated, when compared to our tape business. Therefore, we will need to generate significant storage solutions revenues or a significant reduction in related operating expenses in order to make the Storage Solutions business profitable. We cannot provide assurance that the Storage Solutions group will ever produce operating income or will ever generate positive cash flow, and, if we were unable to do so, these losses could negatively impact our business, financial condition and operating results.

Goodwill and intangible assets used in the Storage Solutions group were reviewed for possible impairment upon the adoption on April 1, 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The impairment test conducted relative to goodwill resulted in a $94.3 million impairment charge being recorded in the first quarter of fiscal year 2003 and a $58.7 million impairment charge in the second quarter of fiscal year 2003. The intangible assets were not determined to be impaired, based on projections of discounted net cash flows from the Storage Solutions group compared to the carrying value of the intangible assets. However, both tests use financial projections involving significant estimates and uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid further impairment charges. As a result, in the future, we may incur additional impairment charges related to our Storage Solutions business, which would adversely affect the group’s operating income, which could have a materially adverse impact on the results of our operations or our financial condition.

A majority of our sales come from a few customers and these customers have no minimum or long-term purchase commitments, and the loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales are concentrated among a few customers. Sales to our top five customers in the six months ended September 29, 2002, represented 38% of total revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

The recent merger of Hewlett-Packard and Compaq has significantly increased the concentration of our sales and dependency on a single customer. We have approximately 25% of our revenue concentrated in this new entity, and therefore could be materially and adversely affected if Hewlett-Packard experiences a significant decline in storage revenue due to customer loss or integration issues. There is additional risk since the combined entity owns a competing LTO brand of tape drive and media. The combined Hewlett-Packard and Compaq entity has decided to market both the LTO and Super DLTtape platforms, whereas Compaq had exclusively marketed Super DLTtape for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLTtape and Super DLTtape products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

Competition has increased, and may increasingly intensify, in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology, which could materially and adversely affect our business, financial condition and results of operations.

We compete with companies that develop, manufacture, market and sell tape drive products. Our principal competitors include Exabyte Corporation (“Exabyte”), Hewlett-Packard, IBM Corporation (“IBM”), Seagate Technology Inc. (“Seagate”), Sony Corporation and Storage Technology Corporation (“StorageTek”). These competitors are aggressively trying to develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM and Seagate have formed a consortium to develop and have developed new linear tape drive products (LTO). These products target the high-capacity data back-up market and compete with our products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and margins earned on our DLTtape and Super DLTtape drives and media. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive market with greater resources, a potentially greater market reach with a product that competes directly with our Super DLTtape drives and Super DLTtape media. These factors when combined with the current economic environment, which has resulted in reduced shipments of our own tape drives, and tape drives in general, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

Competition has increased, and may increasingly intensify, and sales have trended lower in the tape library market as a result of current economic conditions, and, if these adverse trends continue or worsen, our business, financial condition and operating results may be materially and adversely affected.

Our tape library products compete with product offerings of Advanced Digital Information Corporation, Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek, which also offer tape automation systems incorporating DLTtape and Super DLTtape technology as well as new linear tape technology. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape automation market with greater resources and a potentially greater market reach. Current economic conditions are characterized by lower information technology investment, particularly for higher priced products, such as high-end tape automation systems. However, more recently, even competitors that derive a significant percentage of their sales from lower priced tape automation products, have seen economic conditions adversely impact their quarterly sequential sales. The lower demand has also resulted in increased price competition. If this trend continues or worsens and/or if competition further intensifies, our sales and gross margins could decline further, which could materially and adversely affect our business, financial condition and results of operations.

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

We receive a royalty fee based on sales of tape media cartridges by Fuji, Maxell, Sony and Imation. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. In addition, other companies will begin to sell tape media cartridges under license agreements. As a result, our royalty revenue will vary depending on the level of sales and prices set by the licensees and other licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would adversely impact our margins on this product. As a result, our business, financial condition and operating results may be materially and adversely affected.

Our royalty and media revenue is dependent on an installed base of tape drives that utilize Super DLTtape and DLTtape media cartridges, and, if the installed base declines, or if competing media products gain market share from us, media and royalty revenue may decline, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

Competition from other tape or storage technologies that use their own media could result in reduced sales of Super DLTtape and DLTtape drives and is lowering the installed base of tape drives that utilize DLTtape media. Since we earn a royalty from media consumed by the installed base of tape drives, this reduced installed tape drive base could result in a reduction in our media and royalty revenue. This could materially and adversely affect our business, financial condition and results of operations.

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

We currently purchase the DLTtape and Super DLTtape media cartridges that we sell primarily from Imation, Fuji Photo Film Co., Ltd. (“Fuji”) and from Hitachi Maxell Ltd. (“Maxell”). We cannot provide assurance that Imation, Fuji or Maxell will continue to supply an adequate number of high quality media cartridges in the future. If component shortages occur, or if we experience quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased, and as a result, our business, financial condition and operating results could be materially and adversely affected. In addition, we qualify only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 111 United States patents and have 81 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

Pursuant to an operating lease, we have an obligation for a guaranteed value to the lessor at the end of the lease term, which could result in our being required to make a significant cash payment to the lessor, and if we are required to do so, our business, financial condition and results of operations could be materially and adversely impacted.

We have a lease for our Colorado Springs facility, which is accounted for as an operating lease. At the end of the lease term, we have the option either to refinance the lease, purchase the facility, or to cause the facility to be sold to a third party, with us retaining an obligation to the lessor for the guaranteed value. The proceeds of a sale to a third party would be used to satisfy the $62.8 million value guaranteed to the lessor at the end of the lease term. In the event of sale to a third party, we would be liable for the difference between the proceeds resulting from the sale of the facility and the $62.8 million obligation to the lessor. We completed a third party valuation appraisal of the leased facility in the fourth quarter of fiscal year 2002, which indicated a contingent lease obligation of approximately $12.5 million. Of this $12.5 million total, we recorded a charge of $11.2 million, which reflects the difference between the current estimated market value of vacant facilities in Colorado Springs and the value guaranteed to the lessor. The remaining $1.3 million relates to the portion of the facilities we still occupy and is being amortized over the remaining lease period. If we were unable to receive consideration in the event of a sale of the facility close to the current appraised value, we would be liable for a cash payment in addition to the $12.5 million total, which could have a material adverse impact on our financial condition and liquidity.

This lease commitment also requires us to maintain specified financial covenants. In the first quarter of fiscal 2003, we violated certain of these financial covenants. On August 9, 2002, we received a waiver from the lessor relating to these covenant violations as of June 30, 2002. In the second quarter of fiscal year 2003, we violated the Tangible Net Worth, Leverage Ratio and EBITDA financial covenants of the credit line. On October 25, 2002, we received a waiver of these covenant violations from the bank group for the quarter ended September 29, 2002. As part of the waiver agreement, Quantum has agreed to pay $12.5 million to the lessor in the third quarter of fiscal year 2003, which is the difference between the current estimated market value of the facilities and the value guaranteed to the lessor of $62.8 million. We do not anticipate that we will be in compliance with these covenants in subsequent quarters of fiscal year 2003. If we continue to fail to comply with these financial covenants and are unable to obtain a waiver, or amend the lease, for such future non-compliance, the lessor could terminate the lease, resulting in either the acceleration of our obligation to purchase the leased facility or Quantum having to sell the leased facility, which could have an adverse affect on our financial condition and liquidity.

We are currently not in compliance with certain financial covenants under our credit facility, and we do not anticipate that we will be in compliance with these covenants in the future; as a result of this non-compliance, we do not anticipate that we will be able to use this credit facility, which could materially and adversely impact our financial condition and liquidity.

In April 2000, we entered into an unsecured senior credit facility with a group of nine banks, providing a $187.5 million revolving credit line that expires in April 2003. On August 9, 2002, we received a waiver from the bank group for covenant violations as of June 30, 2002. During the quarter ended September 29, 2002, we violated the Tangible Net Worth, Leverage Ratio and EBITDA financial covenants of the credit line. On October 25, 2002, we received a waiver of these covenant violations from the bank group for the quarter ended September 29, 2002. We are required to satisfy these covenants in subsequent quarters. We do not anticipate that we will be in compliance with these covenants in the subsequent quarters of fiscal year 2003. The waiver disallows any new borrowings or new letters of credit to be issued until we are in compliance with the financial and reporting covenants or we obtain approval from the majority of the banks participating in the line of credit. If in future quarters we are in violation of any financial or reporting covenant and are issued a notice of default letter from the bank group, the credit line could become unavailable and any amounts outstanding could become immediately due and payable. In addition, if we are unsuccessful in securing a waiver in subsequent quarters, we could also lose access to the $38.2 million standby letter of credit contained within our credit line facility and have to restrict $38.2 million of our cash to cover this existing letter of credit. This could have a material and adverse impact on our liquidity.

Without the availability of this credit facility, we will have to rely on operating cash flows and debt or equity arrangements other than the unsecured senior credit facility (if such alternative funding arrangements are available to us at all) in order to maintain sufficient liquidity. If we are not able to obtain sufficient cash from our operations or from these alternative funding sources, our operations, financial condition and liquidity may be materially and adversely affected.

We expect our acquisition of Benchmark to be completed during the third quarter of fiscal year 2003. If we fail to successfully integrate this acquisition, it could harm our business, financial condition and operating results.

As a part of our business strategy, we have agreed to acquire Benchmark, whose business is complementary to our DLT group’s products and technologies. Any acquisition is accompanied by the risks commonly encountered in acquisitions of companies. These risks include:

•	Difficulties in assimilating its operations and personnel;

•	Diversion of management’s attention from ongoing business concerns;

•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	Additional expense associated with amortization of acquired intangible assets;

•	Insufficient revenues to offset increased expenses associated with the acquisition;

•	Maintenance of uniform standards, controls, procedures and policies;

•	Impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel;

•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or incur losses from these investments; and

•	Assumption of unknown liabilities or other unanticipated events or circumstances.

We cannot provide assurance that we will be able to successfully integrate the Benchmark business and our failure to do so could harm our business, financial condition and operating results.

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

As a part of our business strategy, we expect to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include:

•	Difficulties in assimilating the operations and personnel of the acquired companies;

•	Diversion of management’s attention from ongoing business concerns;

•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	Additional expense associated with amortization of acquired intangible assets;

•	Insufficient revenues to offset increased expenses associated with acquisitions;

•	Maintenance of uniform standards, controls, procedures and policies;

•	Impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or incur losses from these investments;

•	Dissatisfaction or performance problems with an acquired company;

•	The cost associated with acquisitions; and

•	Assumption of known or unknown liabilities or other unanticipated events or circumstances.

We cannot provide assurance that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could harm our business, financial condition and operating results.

We expect to begin outsourcing tape drive manufacturing to Jabil during the third quarter of fiscal year 2003. Our ability to meet customer demand depends on our ability to obtain timely deliveries of parts from our suppliers; as a result, if we cannot obtain these parts in such a manner, such a delay could materially and adversely impact our business, financial condition and results of operations.

We face the following risks as a result of our decision to outsource tape drive manufacturing to Jabil:

•
Sole source of product supply.    Jabil would become our sole source of supply for all of our tape drives and certain tape automation products. Because we are relying on one supplier, we are at greater risk of experiencing component shortages or other delays in customer deliveries that could result in customer dissatisfaction, which could materially damage customer relationships and result in lost revenue.

•
Cost and purchase commitments.    We may not be able to control the costs we would be required to pay Jabil for the products they manufacture for us. Jabil procures inventory to build our products based upon a forecast of customer demand that we provide. We would be responsible for the financial impact on Jabil of any reduction or product mix shift in the forecast relative to materials that Jabil had already purchased under a prior forecast. Such a variance in forecasted demand could require us to pay Jabil for finished goods in excess of current customer demand or for any increased costs for excess or obsolete inventory. As a result, we could experience reduced gross margins and larger operating losses based on these purchase commitments.

•
Quality.    We will have limited control over the quality of products produced by Jabil. Therefore, the quality of the products may not be acceptable to our customers and could result in customer dissatisfaction, lost revenue, and increased warranty costs.

We have signed an agreement to outsource our manufacturing operations in Malaysia to Jabil, a third party contract manufacturer, which has the potential to affect our tax status in Malaysia and which could therefore materially and adversely affect our business, financial condition and results of operations.

We were granted strategic pioneer tax status beginning in December 2000 contingent on us meeting five separate conditions linked to investments in the Malaysian economy. While we have actively worked to meet each of these conditions, changes in the business environment have meant that we have not yet fully met these conditions as these conditions assumed a five-year profile of investment. Based on the status of current discussions with the Malaysian government, we believe that the probability of assessment of additional tax liability is unlikely given that the third-party contract manufacturer already has strategic pioneer tax status and since there is no change in our business as a result of this transfer of manufacturing operations. However, were the Malaysian government to revoke Quantum’s strategic pioneer tax status in its entirety, then the maximum potential tax liability that could be assessed would be $15 million, which could materially and adversely affect our business, financial condition and results of operations.

As consideration for the disposition of the material assets of our NAS business, in addition to cash, we received a significant portion of the consideration in the form of restricted stock and a debt instrument issued by the buyer, a privately held company.

In consideration for the sale of the material assets of our NAS business, we received approximately $4.7 million in cash, $3.9 million in restricted equity securities (with an option to purchase an additional $1.8 million) and a secured promissory note issued by the buyer, a privately held company, for $2.4 million. The equity securities are “restricted securities”, as that term is defined in Rule 144 under the Securities Act of 1933, as amended, and, therefore, are subject to substantial restrictions on the sale or disposition of such shares, many of which restrictions are contingent on or governed by matters solely within the control of the privately-held company. Similarly, the secured promissory note may become subject to the priority of a future senior lender and does not become due and payable until May 2003 and, even then, is only partly due and payable. Because of the nature of the privately held issuer as well as the restrictions on our ability to transfer these securities, there is no public market for these securities.

We generally record our investment in an early development stage company’s equity and debt securities on a cost basis, adjusted for other than temporary impairment. The restricted stock and promissory note we received in the NAS disposition will have a combined carrying value of $6.3 million but could lose value and become worthless if the buyer fails to profitably achieve its business plans or is not able to obtain adequate funding to do so. And because there is no market in these securities, we would not be able to hedge or otherwise mitigate any loses on these securities. If the buyer is not successful in achieving its business plan, we could be required to write down some or all of the value of these investments, which could have a material and adverse impact on our financial condition and results of operations.

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute between us and Maxtor. In the event this dispute is not resolved favorably, we could incur significant costs that could have a material adverse effect on our business, financial condition and operating results.

Pursuant to a tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of HDD, Maxtor and we provided for the allocation of certain liabilities related to taxes. Maxtor and we presently disagree about the amounts owed by each party under this Agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that we will be successful in asserting our position. If disputes regarding reimbursable amounts cannot be resolved favorably, we may incur costs, including both litigation as well as the payment of the disputed amounts, which could have a material adverse effect on our business, financial condition and operating results.

Maxtor’s failure to perform under the indemnification provisions of a tax sharing and indemnity agreement entered into with us providing for payments to us that relate to tax liabilities, penalties, and interest resulting from the conduct of our business prior to the HDD disposition date could have a material adverse effect on our business, financial condition and operating results.

Under a tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of HDD, Maxtor has agreed to assume responsibility for payments related to certain taxes, penalties, and interest resulting from the conduct of business by the Quantum DSS group for all periods before our issuance of tracking stock and the conduct of the Quantum HDD group for all periods before the disposition of HDD to Maxtor. If audit adjustments are successfully asserted with respect to such conduct, and if Maxtor fails to indemnify us under this obligation or is not able to pay the reimbursement in full, we would nevertheless be obligated, as the taxpayer, to pay the tax. As a result, we could experience a material adverse effect on our business, financial condition and operating results.

Maxtor is a publicly traded company (NYSE symbol: MXO) that has been incurring financial operating losses and has experienced a decreasing cash position. If Maxtor were unable to pay its share of any obligations, we would be required to pay and that would have a material adverse impact on our results of operations and financial position.

Maxtor’s failure to perform under the indemnification agreement in connection with our convertible debt and contingent liabilities would harm our business, financial condition and operating results.

Maxtor has agreed to assume responsibility for payments of up to $95.8 million of our convertible debt. If Maxtor fails to indemnify us under the indemnification agreement for Maxtor’s portion of the convertible debt, we would have to deplete our existing cash resources or borrow cash to make the payments. As a result, our business, financial condition and operating results could be materially and adversely affected.

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

Maxtor and Quantum have agreed not to request a ruling from the Internal Revenue Service (the “IRS”), or any state tax authority confirming that the structure of the combination of Maxtor with HDD will not result in any federal income tax or state income or franchise tax to Quantum or the previous holders of HDD common stock. Instead, Maxtor and we have agreed to effect the disposition and the merger on the basis of an opinion from Ernst & Young LLP, our tax advisor, and a tax opinion insurance policy issued by a syndicate of major insurance companies to us covering up to $340 million of tax loss caused by the disposition and merger.

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

Because the disposition of HDD would be taxable to us if either Maxtor or we undergo a change of control, we may be a less attractive acquisition candidate for a period of time after the disposition of HDD and, as a result, our business and stockholder value could be negatively impacted.

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

Prior to the disposition of HDD on April 2, 2001, our operations consisted of the DLT group, the Storage Solutions group and HDD. Operating results of the DLT and Storage Solutions groups alone may be materially and adversely affected by the loss of one or more of the following benefits that HDD had contributed to Quantum:

•	The ability to leverage the expertise of HDD in areas related to HDD’s core competency in hard disk drives;

•	The opportunity to jointly develop various products, such as online storage solutions;

•	The ability to reduce the cost of data storage solutions more effectively;

•	The ability to use the goodwill and brand recognition associated with HDD;

•	The opportunity to take advantage of a larger market capitalization; and

•	The opportunity to take advantage of the benefits of diversification associated with a single company serving the tape drive, storage solutions and hard disk drive markets.

We may experience difficulty attracting and retaining quality employees, which may hurt our ability to operate our business effectively.

Our ability to maintain our competitive technological position will depend, in large part, on our ability to attract and retain highly qualified technical and managerial personnel. The combination of the DLT and Storage Solutions groups and HDD resulted in faster growth and greater scale for Quantum. After the disposition of HDD, without the benefits of a combined business, we may not experience the same success in attracting and retaining quality employees. Lack of success in attracting and retaining qualified employees could lead to lower than expected operating results and delays in the introduction of new products and could have a negative effect on our ability to support customers.

Historical financial information regarding Quantum may not be representative of our future results solely as a tape drive and storage solutions business.

The historical financial information regarding Quantum does not necessarily reflect what our financial position, operating results, and cash flows would have been had we existed solely as a tape drive and storage solutions business during the periods presented. In addition, the historical information is not necessarily indicative of what our operating results, financial position and cash flows will be in the future.

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

Our non-U.S. locations represent a significant portion of our manufacturing and sales operations; we are increasingly exposed to risks associated with conducting our business internationally.

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

In addition, we have operations in several emerging or developing economies that have a potential for higher risk than in the developed markets. The risks associated with these economies include, but are not limited to, political risks and natural disasters. In particular, our transfer of our tape drive manufacturing operations from the United States to our subsidiary in Penang, Malaysia, and subsequently to an outsourced manufacturer in Malaysia, has exposed an additional portion of our manufacturing capacity to such political and climactic risks. Political instability, including the threat of terrorism, or a natural disaster in Malaysia or any other foreign market in which we operate could materially and adversely affect our business, financial condition and results of operations.

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

Our international operations can act as a natural hedge when both operating expenses and sales are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since an insignificant amount of our net sales for the six months ending on September 29, 2002 are denominated in currencies other than the U.S. dollar, we do not believe that our total foreign exchange rate exposure is significant. Nevertheless, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of that particular foreign currency to equal a specified amount of U.S. dollars than before such rate increase. In such cases, and if we were to price our products and services in that particular foreign currency, we would receive fewer U.S. dollars than we would have received prior to such rate increase for the foreign currency. Likewise, if we were to price our products and services in U.S. dollars while competitors priced their products in a local currency, an increase in the relative strength of the U.S. dollar would result in our prices being uncompetitive in those markets. Such fluctuations in currency exchange rates could materially and adversely affect our business, financial condition and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2002, filed with the Securities and Exchange Commission on July 1, 2002.

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

QUANTUM CORPORATION

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in note 10 to the condensed consolidated financial statements is incorporated into this Part II, Item 1 by reference.

Item 2.	Changes in Securities

On October 28, 2002, the Company amended its Amended and Restated Preferred Shares Rights Agreement, dated as of August 4, 1999 between the Company and Computershare, Inc. (the successor to Harris Trust and Savings Bank) as rights agent. Prior to the amendment of this agreement, an acquisition of shares by a third party would trigger the issuance of the preferred shares to holders of Quantum common stock under the Rights Agreement if the third party acquired more than 20% of Quantum’s outstanding common stock. Solely as this 20% threshold relates to Private Capital Management, L.P., a stockholder and affiliate of Quantum, the Company has amended the Rights Agreement to allow Private Capital Management to acquire up to 25% of the outstanding common stock of Quantum without triggering the issuance of the preferred shares in exchange for its entering into a Stockholder Agreement with Quantum that places certain restrictions on Private Capital Management with respect to its ownership and control of its shares of Quantum’s common stock. The effect of this amendment to the Rights Agreement on holders of Quantum’s common stock is that it is less likely that the preferred shares under the Rights Agreement will be issued to the holders of Quantum’s common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of the stockholders of Quantum was held on September 12, 2002. Following are the matters voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each such matter:

Matter 1.    Proposal to elect seven directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

	For	Withheld
Stephen M. Berkley	133,775,314	2,826,959
David A. Brown	133,778,170	2,824,103
Michael A. Brown	115,872,752	20,729,521
Edward M. Esber, Jr.	130,083,848	6,518,425
Kevin J. Kennedy	130,437,646	6,164,627
Edward J. Sanderson	132,285,888	4,316,385
Gregory W. Slayton	130,085,846	6,516,427

Matter 2.    Proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Quantum for the fiscal year ending March 31, 2003.

For: 118,747,156	Against: 17,325,158	Abstained: 524,659

Item 5.	Other information

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

4.1	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.

4.2	Stockholder Agreement, dated as of October 28, 2002, by and between Quantum Corporation and Private Capital Management.

10.1	Asset Purchase Agreement, dated as of August 29, 2002, by and between Quantum Peripherals (M) Sdn. Bhd. and Jabil Circuit Sdn. Bhd.

10.2	Agreement and Plan of Merger, dated as of September 5, 2002, by and among Quantum Corporation, Benchmark Storage Innovations, Inc. and Jesse Aweida, as Stockholders’ Agent.

10.3	First Amendment to Agreement and Plan of Merger, dated as of November 1, 2002, by and among Quantum Corporation, Benchmark Storage Innovations, Inc. and Jesse Aweida, as Stockholders’ Agent.

10.4	Separation Agreement, dated as of September 3, 2002, between Quantum Corporation and Michael A. Brown.

10.5	Employment Agreement, dated as of September 3, 2002, between Quantum Corporation and Michael A. Brown.

10.6	Amendment No. 1 to the Quantum Corporation 1993 Long-Term Incentive Plan (as Amended May 29, 2001).

10.7 (*)	Asset Purchase Agreement, by and between Quantum Corporation and Broadband Storage, Inc., dated as of October 7, 2002, as amended on October 28, 2002.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(*)	Incorporated by reference from Exhibit 2.1 of Quantum’s Current Report on Form 8-K filed with the Commission on November 12, 2002.

(b)	Reports on Form 8-K

The Company filed the following Current Report on Form 8-K during the three months ended September 29, 2002:

On August 14, 2002, Quantum Corporation filed a Current Report on Form 8-K, reporting under Item 9 that on August 14, 2002, each of Michael A. Brown, Chief Executive Officer of the Company (the Company’s principal executive officer), and Michael J. Lambert, Chief Financial Officer of the Company (the Company’s principal financial officer), submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460 and also provided the certification required pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

On November 12, 2002, Quantum Corporation filed a Current Report on Form 8-K, reporting that on October 28, 2002, Quantum Corporation completed the sale of the Network Attached Storage (“NAS”) business to SNAP Appliance, Inc. (“SNAP”) f/k/a Broadband Storage, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION (Registrant)

Date: November 12, 2002	By:	/s/ Michael J. Lambert
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer

CERTIFICATIONS

I, Richard Belluzo, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Quantum Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Richard Belluzo
Richard Belluzo Chief Executive Officer

I, Michael J. Lambert, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Quantum Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Michael J. Lambert
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer