Form 10-Q
period 2002-12-29
QUANTUM CORP /DE/
filed 2003-02-12
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 1-13449

QUANTUM CORPORATION

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

501 Sycamore Drive, Milpitas, California 95035

(408) 944-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X   No

As of the close of business on February 4, 2003, approximately 172.7 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Product revenue	$180,388	$214,460	$497,125	$640,400
Royalty revenue	48,382	54,491	138,548	159,346

Total revenue	228,770	268,951	635,673	799,746
Cost of revenue	156,607	168,332	441,311	499,421

Gross margin	72,163	100,619	194,362	300,325
Operating expenses:
Research and development	27,683	29,444	82,694	87,206
Sales and marketing	24,400	26,095	77,535	84,790
General and administrative	15,684	28,717	55,398	78,610
Goodwill impairment	—	—	58,689	—
Special charges	9,401	(2,597)	24,121	59,387
Purchased in-process research and development	—	—	—	13,200

	77,168	81,659	298,437	323,193

Income (loss) from operations	(5,005)	18,960	(104,075)	(22,868)
Equity investment write-downs	—	(2,694)	(17,061)	(7,364)
Interest and other expense, net	(2,110)	(3,626)	(9,346)	(4,414)

Income (loss) before income taxes	(7,115)	12,640	(130,482)	(34,646)
Income tax provision (benefit)	(1,193)	6,067	(5,159)	(880)

Income (loss) from continuing operations	(5,922)	6,573	(125,323)	(33,766)

Discontinued operations:
Loss from NAS discontinued operations, net of income taxes	(9,607)	(7,221)	(38,235)	(26,689)
Gain on disposition of HDD group, net of income taxes	—	1,240	—	124,112

Income (loss) from discontinued operations	(9,607)	(5,981)	(38,235)	97,423

Income (loss) before cumulative effect of an accounting change	(15,529)	592	(163,558)	63,657
Cumulative effect of an accounting change	—	—	(94,298)	—

Net income (loss)	$(15,529)	$592	$(257,856)	$63,657

Income (loss) per share from continuing operations
Basic	$(0.04)	$0.04	$(0.79)	$(0.22)
Diluted	$(0.04)	$0.04	$(0.79)	$(0.22)

Income (loss) per share from discontinued operations
Basic	$(0.06)	$(0.04)	$(0.24)	$0.63
Diluted	$(0.06)	$(0.04)	$(0.24)	$0.63

Cumulative effect per share of an accounting change
Basic	$—	$—	$(0.59)	$—
Diluted	$—	$—	$(0.59)	$—

Net income (loss) per share
Basic	$(0.09)	$0.00	$(1.62)	$0.41
Diluted	$(0.09)	$0.00	$(1.62)	$0.41

Weighted average common and common equivalent shares
Basic	163,907	154,496	159,094	155,087
Diluted	163,907	158,486	159,094	155,087

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 29, 2002 (Unaudited)	March 31, 2002 (1)
Assets
Current assets:
Cash and investments	$316,278	$344,433
Accounts receivable, net of allowance for doubtful accounts of $6,580 and $6,233	136,705	149,424
Inventories	74,503	98,801
Deferred income taxes	46,823	42,038
Service inventories	51,387	48,287
Other current assets	37,945	36,842
Current assets of discontinued operations	—	59,220

Total current assets	663,641	779,045

Long-term assets:
Property and equipment, net	61,348	76,405
Goodwill, net	36,720	135,817
Intangible assets, net	81,427	64,305
Other assets	11,947	42,367
Receivable from Maxtor Corporation	95,833	95,833

Total long-term assets	287,275	414,727

	$950,916	$1,193,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$97,103	$65,503
Accrued warranty	46,307	42,176
Short-term debt	443	41,363
Other accrued liabilities	147,210	147,059
Current liabilities of discontinued operations	—	9,615

Total current liabilities	291,063	305,716

Long-term liabilities:
Deferred income taxes	26,795	40,055
Convertible subordinated debt	287,500	287,500

Total long-term liabilities	314,295	327,555

Stockholders’ equity:
Common stock	231,892	190,477
Retained earnings	113,666	370,024

Total stockholders’ equity	345,558	560,501

	$950,916	$1,193,772

(1)	Derived from the March 31, 2002 audited consolidated financial statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2002.

See accompanying notes to condensed consolidated financial statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended,
	December 29, 2002	December 30, 2001
Cash flows from operating activities:
Loss from continuing operations including cumulative effect of an accounting change	$(219,621)	$(33,766)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Cumulative effect of an accounting change (SFAS No. 142 adjustment)	94,298	—
Purchased in-process research and development	—	13,200
Depreciation	27,955	28,911
Amortization	10,449	24,036
Goodwill impairment	58,689	—
Deferred income taxes	(15,091)	21,232
Compensation related to stock incentive plans	1,154	17,487
Equity investment write-down	17,061	8,087
Changes in assets and liabilities:
Accounts receivable	15,245	28,801
Inventories	33,463	14,891
Accounts payable	25,940	23,206
Income taxes payable	(11,755)	1,299
Accrued warranty	(2,213)	(11,525)
Other assets and liabilities	(11,856)	(74,818)

Net cash provided by operating activities of continuing operations	23,718	61,041
Net cash used in operating activities of discontinued operations	(13,140)	(14,106)

Net cash provided by operating activities	10,578	46,935

Cash flows from investing activities:
Purchases of equity securities	(776)	(25,550)
Proceeds from sale of equity securities	11,000	—
Investment in Benchmark Storage Innovations Inc. (net of cash acquired)	(3,020)	—
Investment in M4 Data (Holdings) Ltd.	—	(14,852)
Investment in Connex	—	(452)
Proceeds from disposition of property and equipment	—	2,666
Purchases of property and equipment	(12,444)	(27,604)

Net cash used in investing activities of continuing operations	(5,240)	(65,792)
Net cash provided by (used in) investing activities of discontinued operations	4,709	(12,142)

Net cash used in investing activities	(531)	(77,934)

Cash flows from financing activities:
Repurchases of common stock	—	(43,719)
Principle payments of short-term debt	(41,363)	—
Proceeds from issuance of common stock, net	3,064	38,327

Net cash used in financing activities of continuing operations	(38,299)	(5,392)
Net cash provided by financing activities of discontinued operations	97	1,969

Net cash used in financing activities	(38,202)	(3,423)

Decrease in cash and investments from continuing operations	(19,821)	(10,143)
Decrease in cash and investments from discontinued operations	(8,334)	(24,279)

Net decrease in cash and investments	(28,155)	(34,422)
Cash and investments at beginning of period	344,433	397,537

Cash and investments at end of period	$316,278	$363,115

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$9,336	$7,818

Income taxes, net of refunds	$21,549	$(853)

Notes payable issued in respect of M4 Data (Holdings) Ltd. acquisition	$443	$41,363

Value of common stock tendered in satisfaction of taxes payable on vesting of employee stock options	$4,868	$9,481

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

Disposition of HDD group.    Until the beginning of fiscal year 2002, Quantum operated its business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”). On March 30, 2001, Quantum’s stockholders approved the disposition of the HDD group to Maxtor Corporation (“Maxtor”). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. In the consolidated statements of operations, the results of the disposition of the HDD group in the three and nine-month periods ended December 30, 2001 have been classified as “Gain on disposition of HDD group, net of income taxes”.

Disposition of NAS business.    The Network Attached Storage (“NAS”) business was sold on October 28, 2002. Quantum engaged in the NAS business following the acquisition of Meridian Data, Inc. in September 1999 and of certain assets of Connex in August 2001. As a result of this disposition, the condensed consolidated financial statements and related footnotes have been restated to present the results of the NAS business as discontinued operations. Accordingly, in the condensed consolidated statements of operations, the operating results of the NAS business have been classified as "Loss from NAS discontinued operations, net of income taxes", for the three and nine-month periods ended December 29, 2002 and for the comparable periods.  In the condensed consolidated balance sheet, the assets and liabilities of the NAS business were classified as "Current assets of discontinued operations" and "Current liabilities of discontinued operations" as of March 31, 2002.

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

In the nine months ended December 30, 2001, Quantum recorded a non-cash gain of $124.1 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor.

Quantum has recorded a receivable of $95.8 million from Maxtor for the principle portion of the convertible subordinated debt principle amount previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments.

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

Disposition of the NAS Business

Quantum was previously engaged in the business of developing, manufacturing, and selling network attached storage solutions for the desktop and workgroups.  These NAS products consist primarily of server appliances that incorporate hard disk drives and an operating system designed to meet the requirements of entry, workgroup, and more recently, enterprise computing environments, where multiple computer users access shared data files over a local area network.

On October 7, 2002, Quantum entered into an agreement with a privately held third party to sell certain assets and assign certain contract rights related to its NAS business. The NAS assets that were sold included inventories for resale to customers, service inventories, fixed assets and intellectual property.  The proceeds from the sale included approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer (with an option to acquire an additional $1.8 million of such equity securities), a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability in connection with the prior installed base of NAS products.  The sale was completed on October 28, 2002.

The following table summarizes the results of the NAS business (unaudited):

(In thousands)	Three Months Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Revenue	$190	$15,043	$19,899	$45,407
Gross margin	(3,935)	2,379	(3,075)	6,574
Operating expenses	10,838	13,425	46,209	47,540
Loss from operations	(14,773)	(11,046)	(49,284)	(40,966)
Loss before income taxes	(14,620)	(11,025)	(49,156)	(40,914)
Income tax benefit	(5,013)	(3,804)	(10,921)	(14,225)
Net loss	(9,607)	(7,221)	(38,235)	(26,689)

The loss from operations in the nine-month period ended December 29, 2002 includes an impairment charge of $16.4 million and special charges of $12.2 million. In the second quarter of fiscal year 2003, Quantum determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell.  The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc. and certain assets of Connex.  In the first quarter of fiscal year 2003, a charge of $4.3 million was recorded related to the integration of sales and marketing activities within Quantum’s Storage Solutions group.  The charge primarily relates to severance benefits for approximately 60 employees who were terminated as a result of this restructuring plan.  In the third quarter of fiscal year 2003, a charge of $7.9 million was recorded related to the severance of 45 employees and for vacant facilities charges associated with the disposition of the NAS business.

The following table summarizes the current assets and current liabilities of discontinued operations (there were no balances at December 29, 2002 as a result of the disposition):

(In thousands)	March 31, 2002 (Unaudited)
Current assets of discontinued operations:
Inventories	$2,837
Service inventories	2,016
Property and equipment, net	2,123
Goodwill, net	25,340
Intangible assets, net	26,904

$59,220

Current liabilities of discontinued operations:
Accrued warranty	$1,034
Deferred income taxes	8,581

$9,615

Note 3:     Business Combinations

Benchmark Storage Innovations Inc.

On November 13, 2002, Quantum completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”), a privately held company. The acquisition was accounted for as a purchase at a total cost of approximately $67.5 million. The acquisition enables Quantum to expand its tape business by leveraging Benchmark’s complementary products to serve the data protection needs of both new and existing customers in the value segment of the market, which was not part of Quantum’s existing offerings.  Goodwill from the acquisition of $26.8 million resulted from Quantum’s belief that it was economically beneficial to acquire the technology rather than develop it internally, and further, Quantum believes that the acquisition will enable it to achieve a higher rate of revenue growth than Benchmark would be able to achieve as an independent company.

Under the terms of the agreement, Quantum, which held a minority interest in Benchmark, acquired all the outstanding Benchmark common stock, preferred stock, options and warrants in consideration for approximately $67.5 million. The consideration consisted of $11.0 million in cash and 13.1 million shares of common stock given to the former shareholders of Benchmark. The agreement requires Quantum to issue up to an additional 1.9 million shares of common stock under the purchase agreement if certain performance milestones are achieved in the first year after the completion of the acquisition.  As of December 29, 2002, 0.4 million shares were issued as a result of the achievement of quarterly milestones.  There were no employee stock options or warrants assumed as a result of the acquisition.

Benchmark’s results of operations are included in Quantum’s financial statements from the date of acquisition, and the assets and liabilities were recorded based on their fair values as of the date of acquisition. Quantum assigned Benchmark’s tape drive and media products into the DLTtape group operating segment and Benchmark’s autoloader product into the Storage Solutions group operating segment.

The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

(In thousands)	Purchase Price Allocation

Deferred tax assets	$4,599
Other current assets	33,698
Fixed assets	3,505
Current liabilities	(24,159)
Deferred tax liabilities	(5,082)
Intangible assets:
Completed technology	25,600
Trademarks	2,560
Goodwill	26,762

$67,483

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to five years.

The following unaudited pro forma information presents the results of operations of Quantum as if the Benchmark acquisition had occurred on April 1, 2001.

(In thousands, except per-share data)	Three Months Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Revenue	$244,414	$286,828	$697,280	$851,001
Income (loss) from continuing operations	(8,785)	4,412	(128,880)	(37,618)
Cumulative effect of an accounting change	—	—	(94,298)	—
Net income (loss)	(18,392)	(1,569)	(264,679)	59,805

Basic net income (loss) per share	$(0.11)	$(0.01)	$(0.78)	$0.36
Diluted net income (loss) per share	$(0.11)	$(0.01)	$(0.78)	$0.36

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

Under the terms of the agreement, Quantum acquired all the outstanding stock of M4 Data in consideration for approximately $58.0 million, which consisted of  $15.2 million in cash proceeds, the assumption by Quantum of $41.4 million in debentures and $1.4 million in acquisition-related costs. In the first quarter of fiscal year 2003, the holders called and received payment from Quantum for $38.7 million of the debentures, and an additional $2.7 million of the debentures in the third quarter of fiscal year 2003.  The purchase agreement also includes additional contingent consideration to be paid annually by Quantum from 2002 through 2005 based on future revenues, which may result in additional debentures being issued.  Additional debentures of $0.4 million were issued in the second quarter of fiscal year 2003 based on fiscal year 2002 revenues.

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

Connex Inc.

On August 8, 2001, Quantum completed the acquisition of certain assets of Connex Inc., a wholly owned subsidiary of Western Digital Corporation.  Connex was a provider of network attached storage products.   The acquisition has been accounted for as a purchase at a total cost of approximately $11.6 million.

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

The purchase price was allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs.  As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, Quantum expensed approximately $3.3 million of the purchase price as in-process research and development in the second quarter of fiscal year 2002.

The amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a 25% discount rate, which represented a premium to Quantum's cost of capital.  The expected revenue assumed a six-year compound annual growth rate of 59.8% during fiscal years 2003 through 2008.  Expected revenue from the purchased in-process projects was projected to grow from approximately $18 million in 2003 to $24 million in 2005, and then, as other new products and technologies were expected to enter the market, declined to $5 million in 2008. These projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

Connex's results of operations from the date of acquisition and the assets and liabilities acquired were part of Quantum’s NAS business, which was sold on October 28, 2002 and were accounted for in discontinued operations.

Note 4:    Cumulative Effect of an Accounting Change

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

Note 5, ‘Goodwill and Intangible Assets’, provides additional discussion on the impact to Quantum’s financial statements as a result of applying SFAS No. 141 and SFAS No. 142.

Note 5:    Goodwill and Intangible Assets

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, Quantum recorded an accounting change adjustment of $94.3 million in the first quarter of fiscal year 2003 and a goodwill impairment charge of $58.7 million in the second quarter of fiscal year 2003 related to the Storage Solutions group.  The impairment charge recorded in the second quarter of fiscal year 2003 was attributable to the Storage Solutions group and was primarily caused by the deterioration in the market values of comparable companies, and to a lesser extent, by a reduction in anticipated future cash flows. The fair value of the Storage Solutions group was calculated using a combination of a discounted cash flow analysis involving projected data and a comparable market approach, which involved a comparison with companies also in the tape automation business.

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

On November 13, 2002, Quantum acquired Benchmark (refer to note 3 ‘Business Combinations’), resulting in an additional $28.2 million of intangible assets and $26.8 million of goodwill.

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and intangible assets was consistent in the periods presented:

	Year Ended March 31,
(In thousands, except per-share data)	2002	2001	2000
Reported net income before cumulative effect of an accounting change	$42,502	$160,686	$40,844
Add back goodwill (including assembled workforce) amortization, net of tax	16,053	10,812	10,730

Adjusted net income	$58,555	$171,498	$51,574

Adjusted basic net income per share:
Reported basic net income per share before cumulative effect of an accounting change	$0.27	$1.08	$0.25
Add back goodwill (including assembled workforce) amortization, net of tax	0.10	0.07	0.06

Adjusted basic net income per share	$0.37	$1.15	$0.31

Adjusted diluted net income per share:
Reported diluted net income per share before cumulative effect of an accounting change	$0.27	$1.03	$0.24
Add back goodwill (including assembled workforce) amortization, net of tax	0.10	0.07	0.06

Adjusted diluted net income per share	$0.37	$1.10	$0.30

	Three Months Ended		Nine Months Ended
(In thousands, except per-share data)	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Reported net income (loss) before cumulative effect of an accounting change	$(15,529)	$592	$(163,558)	$63,657

Add back goodwill (including assembled workforce) amortization, net of tax	—	4,012	—	12,042

Adjusted income (loss) before cumulative effect of an accounting change	(15,529)	4,604	(163,558)	75,699
Cumulative effect of an accounting change	—	—	(94,298)	—

Adjusted net income (loss)	$(15,529)	$4,604	$(257,856)	$75,699

Adjusted basic net income (loss) per share:
Reported basic net income (loss) per share before cumulative effect of an accounting change	$(0.09)	$0.00	$(1.03)	$0.41

Add back goodwill (including assembled workforce) amortization, net of tax	—	0.03	—	0.08
Cumulative effect of an accounting change	—	—	(0.59)	—

Adjusted basic net income (loss) per share	$(0.09)	$0.03	$(1.62)	$0.49

Adjusted diluted net income (loss) per share:
Reported diluted net income (loss) per share before cumulative effect of an accounting change	$(0.09)	$0.00	$(1.03)	$0.41

Add back goodwill (including assembled workforce) amortization, net of tax	—	0.03	—	0.08
Cumulative effect of an accounting change	—	—	(0.59)	—

Adjusted diluted net income (loss) per share	$(0.09)	$0.03	$(1.62)	$0.49

The following table provides a summary of the carrying amount of goodwill and includes amounts originally allocated to an intangible asset representing the value of the assembled workforce:

(In thousands)	Goodwill

Balance as of March 31, 2002	$135,817
Assembled workforce reclassified to goodwill, net (1)	730
Cumulative effect of an accounting change (2)	(67,900)

Balance as of June 30, 2002	68,647
Goodwill impairment	(58,689)

Balance as of September 29, 2002	$9,958
Benchmark acquisition	26,762

Balance as of December 29, 2002	$36,720

(1)	Excludes $1.057 million related to the NAS business, which has been classified as discontinued operations.

(2)	Excludes $26.398 million related to the NAS business, which has been classified as discontinued operations.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized and excludes $1.3 million originally allocated to an intangible asset representing the value of the assembled workforce:

	December 29, 2002
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$84,600	$(23,926)	$60,674
Trademarks	22,560	(6,172)	16,388
Non-compete agreements	1,500	(1,500)	—
Customer lists	14,100	(9,735)	4,365
Other	2,500	(2,500)	—

	$125,260	$(43,833)	$81,427

	March 31, 2002
	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$59,000	$(17,780)	$41,220
Trademarks	20,000	(4,667)	15,333
Non-compete agreements	1,500	(1,500)	—
Customer lists	14,100	(8,015)	6,085
Other	2,500	(2,153)	347

	$97,100	$(34,115)	$62,985

The total amortization expense related to goodwill and intangible assets is provided in the table below:

	Three Months Ended		Nine Months Ended		Amortized by
(In thousands)	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Goodwill	$—	$3,792	$—	$11,378
Purchased technology	2,505	1,822	6,146	5,458	September 2008
Trademarks	673	333	1,506	995	September 2008
Assembled workforce	—	220	—	664
Customer lists	573	573	1,720	1,719	September 2008
Other	—	208	347	625	August 2002

	$3,751	$6,948	$9,719	$20,839

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Three months ended March 31, 2003	$4,503
Fiscal year 2004	17,133
Fiscal year 2005	16,253
Fiscal year 2006	16,253
Fiscal year 2007	14,026
Fiscal year 2008	9,699
Fiscal year 2009	3,561

Total	$81,427

Note 6:    Inventories

Inventories consisted of the following:

(In thousands)	December 29, 2002	March 31, 2002
Materials and purchased parts	$41,627	$55,745
Work in process	3,170	19,374
Finished goods	29,706	23,682

	$74,503	$98,801

Note 7:    Service Inventories

Service inventories consisted of the following:

(In thousands)	December 29, 2002	March 31, 2002
Component parts	$16,468	$16,330
Finished units	34,919	31,957

	$51,387	$48,287

Note 8:    Accrued Warranty

The following table details the quarterly change in the accrued warranty balance:

(In thousands)	Accrued Warranty

Balance as at March 31, 2002	$42,176

Accruals for warranties issued	30,688
Settlements made in cash	(33,417)
Benchmark balance acquired	6,860

Balance as at December 29, 2002	$46,307

Quantum warrants its products against defects for periods ranging from one to three years. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Quantum’s estimate of future costs to satisfy warranty obligations is primarily based on estimates of future failure rates and its estimates of future costs of repair including materials consumed in the repair, and labor and overhead amounts necessary to perform the repair.

The estimates of future product failure rates are based on both historical product failure data and anticipated future failure rates. If future actual failure rates differ from its estimates, Quantum records the impact in subsequent periods. Similarly, the estimates of future costs of repair are based on both historical data and anticipated future costs. If future actual costs to repair were to differ significantly from its estimates, Quantum would record the impact of these unforeseen cost differences in subsequent periods.

Note 9:    Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per-share data)	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Income (loss) from continuing operations	$(5,922)	$6,573	$(125,323)	$(33,766)
Income (loss) from discontinued operations	(9,607)	(5,981)	(38,235)	97,423
Cumulative effect of an accounting change	—	—	(94,298)	—

Net income (loss)	$(15,529)	$592	$(257,856)	$63,657

Income (loss) per share from continuing operations	$(0.04)	$0.04	$(0.79)	$(0.22)
Income (loss) per share from discontinued operations	(0.06)	(0.04)	(0.24)	0.63
Cumulative effect per share of an accounting change	—	—	(0.59)	—

Basic net income (loss) per share	$(0.09)	$0.00	$(1.62)	$0.41

Weighted average shares outstanding used in computing basic net income per share	163,907	154,496	159,094	155,087

Income (loss) per share from continuing operations	$(0.04)	$0.04	$(0.79)	$(0.22)
Income (loss) per share from discontinued operations	(0.06)	(0.04)	(0.24)	0.63
Cumulative effect per share of an accounting change	—	—	(0.59)	—

Diluted net income (loss) per share	$(0.09)	$0.00	$(1.62)	$0.41

Weighted average shares outstanding used in computing diluted net income per share	163,907	158,496	159,094	155,087

The computation of basic and diluted net loss per share for the three and nine month-periods ended December 29, 2002 includes 13.5 million shares issued in connection with the acquisition of Benchmark, including 0.4 million shares issued due to the achievement of performance milestones during the third quarter of fiscal year 2003. An additional 1.5 million shares that Quantum may be required to issue if certain performance milestones are achieved in the remainder of first year after the completion of the acquisition have been excluded from the computation of basic and diluted net loss per share for the three and nine month-periods ending December 29, 2002 because none of these performance milestones had been achieved as of December 29, 2002.

The computations of diluted net income (loss) per share for the periods presented excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6,206,152 shares of Quantum common stock (21.587 shares per $1,000 note), because the effect would have been antidilutive.

Options to purchase 34.8 million shares and 27.0 million shares of Quantum common stock were outstanding at December 29, 2002, and December 30, 2001, respectively, but were not included in the computation of diluted net income (loss) per share for the three and nine month-periods ending December 29, 2002, and the nine months ended December 30, 2001, respectively, because the effect would have been antidilutive.

Note 10:    Common Stock Repurchase

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

There were no shares of Quantum common stock repurchased in the nine months ended December 29, 2002.  Since the beginning of the stock repurchase authorization through December 29, 2002, Quantum has repurchased a total of 8.6 million shares of Quantum common stock (including 3.9 million shares that were outstanding prior to the issuance of the DSS and HDD common stocks), 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for an aggregate total of $612.1 million.  At December 29, 2002, there was approximately $87.9 million remaining authorized to repurchase Quantum common stock.

Note 11:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(In thousands)	December 29, 2002	March 31, 2002
Convertible subordinated debt	$287,500	$287,500
Short-term debt (M4 Data (Holdings) Ltd. debentures)	443	41,363

	$287,943	$328,863

Weighted average interest rate	7.00%	6.75%

Convertible subordinated debt

In July 1997, Quantum issued $287.5 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are classified as long-term. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum recorded a receivable from Maxtor of $95.8 million for the principle portion of the debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments.  In the event of certain changes involving all or substantially all of Quantum’s common stock, the holder would have the option to require Quantum to redeem the notes. Redemption prices range from 101% of the principal to 100% at maturity.

The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness.  The notes do not contain financial covenants or cross default provisions.

Short-term debt (M4 Data (Holdings) Ltd. debentures)

Quantum acquired all the outstanding stock of M4 Data (Holdings) Ltd. on April 12, 2001, for approximately $58.0 million in consideration, including $41.4 million in debentures. The debenture holders called and received payment from Quantum for $38.7 million in the first quarter of fiscal year 2003 and $2.7 million in the third quarter of fiscal year 2003. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued. Additional debentures of $0.4 million were issued in the second quarter of fiscal year 2003 based on fiscal year 2002 revenues.

The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness.  The debentures do not contain financial covenants, reporting covenants or cross default provisions.

Credit line

In April 2000, Quantum entered into an unsecured senior credit facility with a group of nine banks, providing a $187.5 million revolving credit line that would have expired in April 2003.  In December 2002, Quantum terminated this facility and entered into a secured senior credit facility with a group of five banks, providing a $100 million revolving credit line that expires in June 2004.  As of December 29, 2002, $89 million is committed to standby letters of credit and there were no borrowings from the remaining $11 million available under this credit facility. Borrowings under the revolving credit line bear interest at either the London interbank offering rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.  The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line.  There is also a cross default provision between this facility and the operating lease facility (see note 18, ‘Commitments and Contingencies’) such that a default on one facility constitutes a default on the other facility.  If in future quarters Quantum is in violation of any financial or reporting covenant and receives a notice of default letter from the bank group, the credit line could become unavailable, and any amounts outstanding could become immediately due and payable.   In addition, if Quantum was unsuccessful in securing a waiver in subsequent quarters, it would also lose access to the $89 million standby letters of credit contained within its credit line facility and have to restrict $89 million of its cash to cover these existing letters of credit.

Note 12:    Litigation

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

Note 13:    Special Charges

Fiscal year 2003 special charges

DLT group (“DLTG”) cost reductions

In the second quarter of fiscal year 2003, a charge of $3.2 million was recorded to reduce DLTG’s costs through a headcount reduction. The charge relates to severance benefits for approximately 75 employees.

In the third quarter of fiscal year 2003, the following special charges were recorded by DLTG:

•

A charge of $3.8 million related to severance for the 870 employees who were terminated as a result of Quantum outsourcing its tape drive manufacturing and certain tape automation manufacturing to Jabil Circuit Inc. (“Jabil”).

•	A charge of $2.3 million was recorded in order to reduce future DLTG operating costs through a headcount reduction. The charge related to severance benefits for approximately 44 employees.
•	A charge of $1.3 million reflects vacant facilities’ costs associated with the renegotiation of an operating lease (refer to note 18, ‘Commitments and Contingencies’).

Storage Solutions group (“SSG”) cost reductions

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded to reduce SSG’s costs with the integration of sales and marketing activities within Quantum’s Storage Solutions group.  The charge primarily relates to severance benefits for approximately 30 employees who were terminated as a result of this restructuring plan.

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

In the third quarter of fiscal year 2003, the following amounts were recorded by SSG:

•	A special charge of $2.6 million related to severance costs for 41 employees.
•

A special charge of $0.7 million was reversed on Quantum’s statement of operations related to special charges recorded in the second quarter of fiscal year 2003 for vacant facilities due to a renegotiation of the terms with the lessor.

Corporate severance

In the second quarter of fiscal year 2003, a charge of $3.7 million was recorded primarily for separation costs related to Quantum’s former Chief Executive Officer, who remains an employee as Quantum’s Chairman of the Board of Directors.

In the third quarter of fiscal year 2003, a charge of $0.1 million was recorded for additional costs relating to severance for three corporate employees.

European operations reorganization

In the first quarter of fiscal year 2003, Quantum reversed a charge of $0.4 million on its statement of operations related to special charges recorded in the second quarter of fiscal year 2002 for the closure of its Geneva, Switzerland sales office.  Quantum reversed the special charge because the landlord was able to sublease the space to a new tenant on terms more favorable than originally anticipated.

Fiscal year 2002 special charges

In the first quarter of fiscal year 2002, Quantum recorded $45.0 million of special charges related to its overall operations. These charges consisted of stock compensation and severance charges related to the disposition of HDD, restructuring costs incurred in order to align resources with ongoing operations, and other cost reduction activities.

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

In July 2001, Quantum announced a restructuring of its DLTtape business.  This restructuring resulted in the transfer of the remaining tape drive production in Colorado Springs, Colorado, to Penang, Malaysia. Additional special charges were recorded related to the closure of European distributor operations based in Geneva, Switzerland.  As a result of these restructurings, Quantum recorded a combined special charge of $17.0 million in the second quarter of fiscal year 2002.

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

In the third quarter of fiscal year 2002, a special charge of $2.1 million was recorded for severance costs and the write-off of fixed assets related to the closure of European distributor operations.

Severance charges of $4.6 million were reversed on Quantum’s statement of operations in the third quarter of fiscal year 2002 as a result of a reduction in estimated severance costs related mainly to the disposition of the HDD group.

The following two tables show the activity for the nine-month period ended December 29, 2002 and the estimated timing of future payouts for the following major cost reduction projects (for a complete discussion of Quantum’s special charge activity, refer to note 10 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2002):

•	Discontinuation of Manufacturing in Colorado Springs; and
•	Other Restructuring Programs.

Discontinuation of Manufacturing in Colorado Springs

(In thousands)	Severance	Facilities	Total
Balance March 31, 2002	$2,210	$16,240	$18,450
Cash payments	(1,397)	(1,155)	(2,552)

Balance June 30, 2002	813	15,085	15,898
Cash payments	(813)	(1,155)	(1,968)

Balance September 29, 2002	$—	$13,930	$13,930

Outsourcing of manufacturing	3,770	—	3,770
Renegotiation of operating lease	—	1,334	1,334
Cash payments	(3,770)	(12,574)	(16,344)

Balance December 29, 2002	$—	$2,690	$2,690

Estimated timing of future payouts:
4th Quarter of Fiscal Year 2003	—	110	110
Fiscal Year 2004	—	440	440
Fiscal Year 2005 onward	—	2,140	2,140

Total	$—	$2,690	$2,690

The cash payments in the three months ended December 29, 2002 represented severance payments of $3.8 million and lease payments of $12.6 million related to facilities.  Of the $12.6 million payments related to facilities, $11.2 million reflected a payment for the difference between the current estimated market value of vacant facilities in Colorado Springs and the value guaranteed by Quantum to the lessor at the end of the lease term.  The remaining special charge accrual reflects a vacant space accrual of $2.7 million, which will be paid over the respective lease terms through the third quarter of fiscal year 2008.

Other Restructuring Programs

(In thousands)	Severance	Fixed assets	Facilities	Other	Total
Balance at March 31, 2002	$2,127	$—	$2,395	$1,255	$5,777
SSG Provision	963	106	—	—	1,069
Cash payments	(1,710)	—	(116)	(150)	(1,976)
Non-cash charges	—	(106)	—	—	(106)
Restructuring charge benefit	—	—	(445)	—	(445)

Balance at June 30, 2002	1,380	—	1,834	1,105	4,319
DLTG cost reduction	3,238	—	—	—	3,238
Corporate separation	3,700	—	—	—	3,700
SSG cost reduction	4,965	824	1,369	—	7,158
Cash payments	(1,090)	—	(173)	—	(1,263)
Non-cash charges	—	(824)	—	—	(824)

Balance at September 29, 2002	$12,193	$—	$3,030	$1,105	$16,328
DLTG cost reduction	2,304	—	—	—	2,304
SSG cost reduction	2,518	—	49	—	2,567
Corporate separation	105	—	—	—	105
Cash payments	(6,593)	—	(153)	—	(6,746)
Special charge reversal	—	—	(679)	—	(679)

Balance at December 29, 2002	$10,527	$—	$2,247	$1,105	$13,879

Estimated timing of future payouts:
4th Quarter of Fiscal Year 2003	10,048	—	519	1,105	11,672
Fiscal Year 2004	479	—	791	—	1,270
Fiscal Year 2005 onward	—	—	937	—	937

Total	$10,527	$—	$2,247	$1,105	$13,879

The cash payments in the three months ended December 29, 2002 represented severance payments of $6.6 million and lease payments of $0.2 million for vacant facilities.  The $13.9 million remaining special charge accrual at December 29, 2002 is comprised mainly of obligations for severance, vacant facilities and contract cancellation fees. The severance charges will mainly be paid during the fourth quarter of fiscal year 2003.  The facilities charges relating to vacant facilities in Irvine, California, will be paid over the respective lease term through the third quarter of fiscal year 2006.  The contract cancellation fees are expected to be paid by the fourth quarter of fiscal year 2003.

Note 14:    Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax, for the three and nine-month periods ended December 29, 2002, and December 30, 2001, is presented in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Net income (loss)	$(15,529)	$592	$(257,856)	$63,657
Foreign currency translation adjustment	285	(343)	1,499	505

Total accumulated other comprehensive income (loss)	$(15,244)	$249	$(256,357)	$64,162

Note 15:    Business Segment Information

Quantum’s reportable segments are DLTG and SSG. These reportable segments are managed separately and they manufacture and distribute distinct products with different production processes. DLTG consists of tape drives and media.  SSG consists of tape automation systems, service and more recently, enhanced data protection.  Quantum assigned Benchmark’s tape drive and media products into the DLTG operating segment and the Benchmark autoloader product into the SSG operating segment.  The financial information of Quantum’s NAS business, a discontinued operation, has been removed from SSG’s segment information in the table below. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in Quantum’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.  Quantum evaluates segment performance based on operating income (loss) excluding special charges, write-downs and gains or losses that are considered to be unusual or non-recurring.  For segment reporting purposes, intangible amortization expense and inter-segment eliminations are included, even though these items are excluded from management’s evaluation of the segments.  Quantum does not allocate interest income or interest expense, other income, or taxes to operating segments.  Additionally, Quantum does not allocate all assets by operating segment, only the assets included in the table below.

(In thousands)	Three Months Ended
	December 29, 2002			December 30, 2001
	DLTG	SSG	Total	DLTG	SSG	Total
Total Revenue	$173,365	$64,313	$237,678	$217,580	$60,917	$278,497
Inter-segment revenue	(8,908)	—	(8,908)	(9,546)	—	(9,546)

Revenue from external customers	164,457	64,313	228,770	208,034	60,917	268,951
Cost of revenue	111,098	45,509	156,607	127,779	40,553	168,332

Gross margin	53,359	18,804	72,163	80,255	20,364	100,619

Research and development	18,615	9,068	27,683	22,342	7,102	29,444
Sales and marketing	10,478	13,922	24,400	14,401	11,694	26,095
General and administrative	8,700	6,984	15,684	17,642	11,075	28,717

Total operating expenses	37,793	29,974	67,767	54,385	29,871	84,256

Operating income (loss)	$15,566	$(11,170)	4,396	$25,870	$(9,507)	16,363

Special Charges			(9,401)			2,597

Reported income (loss) from operations			$(5,005)			$18,960

(In thousands)	Nine Months Ended
	December 29, 2002			December 30, 2001
	DLTG	SSG	Total	DLTG	SSG	Total
Total Revenue	$495,935	$165,457	$661,392	$653,607	$179,692	$833,299
Inter-segment revenue	(25,719)	—	(25,719)	(33,553)	—	(33,553)

Revenue from external customers	470,216	165,457	635,673	620,054	179,692	799,746
Cost of revenue	324,594	116,717	441,311	383,336	116,085	499,421

Gross margin	145,622	48,740	194,362	236,718	63,607	300,325

Research and development	56,149	26,545	82,694	65,773	21,433	87,206
Sales and marketing	35,589	41,946	77,535	48,215	36,575	84,790
General and administrative	34,643	20,755	55,398	47,231	31,379	78,610

Total operating expenses	126,381	89,246	215,627	161,219	89,387	250,606

Operating income (loss)	$19,241	$(40,506)	(21,265)	$75,499	$(25,780)	$49,719

Goodwill impairment			(58,689)			—
Special Charges			(24,121)			(59,387)
Purchased in-process research and development			—			(13,200)

Reported loss from operations			$(104,075)			$(22,868)

	As of
(In thousands)	December 29, 2002			March 31, 2002
	DLTG	SSG	Total	DLTG	SSG	Total
Accounts receivable, net	$91,375	$45,330	$136,705	$94,351	$55,073	$149,424
Inventories	32,131	42,372	74,503	71,410	27,391	98,801
Service inventories	38,607	12,780	51,387	37,096	11,191	48,287
Property, plant and equipment, net	45,115	16,233	61,348	57,942	18,463	76,405
Goodwill and intangibles, net	39,292	78,855	118,147	—	200,122	200,122

Note 16:    Stock Incentive Plans

Quantum has Stock Option Plans (the “Plans”) under which 9.5 million options of Quantum stock were reserved for future issuance at December 29, 2002, to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at prices not less than the fair market value of the underlying common stock on the date of grant. Options currently expire no later than ten years from the date of grant and generally vest ratably over one to four years.

A summary of activity relating to Quantum’s stock incentive plans follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding at March 31, 2002	27,590	$10.51
Granted	15,788	$4.47
Canceled	(7,994)	$10.68
Exercised	(632)	$2.21

Outstanding at December 29, 2002	34,752	$7.86

Exercisable at December 29, 2002	16,978	$9.86

The following tables summarize information about options outstanding and exercisable at December 29, 2002:

Range of Exercise Prices	Options Outstanding at December 29, 2002 (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 0.96 – $ 2.97	7,425	$2.33	9.33
$ 2.98 – $ 6.70	8,470	$6.23	8.74
$ 6.75 – $ 9.56	8,295	$8.74	6.25
$ 9.60 – $12.50	7,031	$10.69	7.79
$12.50 – $24.11	3,531	$15.68	5.76

	34,752	$7.86	7.78

Range of Exercise Prices	Options Exercisable at December 29, 2002 (000s)	Weighted Average Exercise Price

$ 0.96 – $ 2.97	884	$2.13
$ 2.98 – $ 6.70	2,249	$6.07
$ 6.75 – $ 9.56	6,762	$8.72
$ 9.60 – $12.50	3,879	$10.85
$ 12.50 – $24.11	3,204	$15.89

	16,978	$9.86

Note 17:    Investments in Other Entities

(In thousands)	December 29, 2002	March 31, 2002
Venture capital equity investments	$—	$28,383
Other equity investments	4,772	11,805

	$4,772	$40,188

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

An investment in Benchmark accounted for $11.3 million of the $11.8 million of other equity investments as at March 31, 2002.  The acquisition by Quantum on November 13, 2002 of the outstanding shares of Benchmark that it did not already own resulted in the Benchmark investment being reported on a consolidated basis (refer to note 3, ‘Business Combinations’). The remaining balance as at December 29, 2002 in other equity investments consists mainly of a $3.9 million investment in Snap Appliances, which was received as part consideration for the disposition of the NAS business (refer to note 2, ‘Discontinued Operations’).

Note 18:    Commitments and Contingencies

Commitments

In August 1997, Quantum entered into a five-year synthetic lease agreement with a group of financial institutions (the “lessor”) for the construction and lease of a campus facility in Colorado Springs, Colorado, comprised of three buildings.  The campus was the center of the DLT group’s operations until the transfer in fiscal year 2002 of tape drive production to Penang, Malaysia. The Colorado Springs facility now houses only administrative and procurement resources and testing operations within one of the three buildings.  The lease has been accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

In December 2002, Quantum renegotiated this lease, which now expires in December 2007. The total minimum lease payments from the third quarter of fiscal year 2003 until the scheduled expiration date in December 2007 are estimated to be approximately $5.5 million and approximate the lessor’s debt interest service costs.  The minimum lease payments will fluctuate depending on short-term interest rates.

The lease is secured by a standby letter of credit issued under Quantum’s revolving line of credit and a blanket lien on all of the assets of Quantum.  The revolving line of credit expires in June 2004 and at that time Quantum will be required to post cash collateral to secure the lease, unless other financial arrangements are made that are acceptable to the lessor.

The lease commitment requires Quantum to maintain specified financial covenants.  If in future quarters Quantum were to fail to comply with these financial covenants and was unable to obtain a waiver, or amend the lease, for such non-compliance, the lessor could terminate the lease. This could result in Quantum having to purchase and re-sell the facilities promptly and potentially at a substantial discount to their current appraised value.  There is a cross default provision between this facility and the credit line facility (refer to note 11, ‘Credit Agreements, Short-Term Debt and Convertible Subordinated Debt’) such that a default on one facility constitutes a default on the other facility.

At the end of the lease term, Quantum has the following options and obligations:

(1)	Quantum may renew the lease if the lessor accepts a renewal at its discretion;
(2)	Quantum may purchase the facility for approximately $50 million (the “stipulated sales price”); or
(3)

If Quantum has paid all sums owing under the lease and is not otherwise in default under the lease or the credit line facility at the end of the stated lease term, Quantum may find a third party to purchase the facility.  In such event, Quantum has guaranteed any shortfall between the net proceeds from the sale of the property to the third party and the stipulated sales price, up to a maximum amount payable equal to 87.7% of the stipulated sales price, or $43.9 million.

At any time during the lease term, Quantum may purchase (or cause a third party to purchase) the facility for the stipulated sales price. If Quantum defaults under the lease, its only option is to purchase the facility for the stipulated sales price.

Quantum shares contingently issuable in connection with the acquisition of Benchmark Storage Innovations, Inc.

Under the agreement to acquire Benchmark, as of December 29, 2002, Quantum may be required to issue additional shares of common stock up to a maximum of 1.5 million shares.  The issuance of these additional shares is contingent upon the achievement of performance milestones related to post-acquisition unit shipment and warranty expense targets within the first year after the completion of the acquisition.  An assessment of the extent to which the performance milestones have been achieved, if at all, and the related number of additional shares of Quantum stock to be issued, if any, will be made at the end of each of the next three fiscal quarters

Other operating lease commitments

In addition to the lease for the Colorado Springs facility described above, Quantum has entered into various other lease commitments for facilities and equipment.  The lease terms range to a maximum of 17 years and have been accounted for as operating leases.  The following table shows the minimum amount committed under these leases:

(In thousands)
	<1 year	> 1 year and <2 years	2 years and beyond	Total

Operating lease obligations	14,761	12,175	27,717	54,653

Commitments to purchase inventory

Quantum outsourced tape drive manufacturing to a contract manufacturer, Jabil, during the third quarter of fiscal year 2003.  The Storage Solutions Group has increased its use of contract manufacturers for certain manufacturing functions during the same period.  Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon a forecast of customer demand provided by Quantum.  Quantum is responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast.  Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs for excess or obsolete inventory.

At December 29, 2002, Quantum had issued non-cancelable purchase orders for $12.8 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for costs of excess or obsolete inventory.

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

Quantum has recorded a receivable of $95.8 million from Maxtor for the portion of the convertible subordinated debt previously attributed to HDD and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments under the agreement.  If Maxtor were for any reason unable or unwilling to pay such amount, Quantum is obligated to pay this amount and would record a loss with respect to this amount in a future period, which would have a material adverse effect on its results of operations and financial condition.

Quantum has signed an agreement to outsource its manufacturing operations in Malaysia to Jabil, which has the potential to affect Quantum’s tax status in Malaysia.  Quantum was granted strategic pioneer tax status beginning in December 2000 contingent on Quantum meeting five separate conditions linked to investments in the Malaysian economy. While Quantum has actively worked to meet each of these conditions, changes in the business environment have meant that Quantum has not yet fully met these conditions as these conditions assumed a five-year profile of investment.  Were the Malaysian government to revoke Quantum’s strategic pioneer tax status in its entirety, then the maximum potential tax liability that could be assessed would be $15 million.

Note 19:    Recent Accounting Pronouncements

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

Guarantor’s Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, “Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others”. FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the lease obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and Quantum does not believe these provisions will have a material impact on its results of operations or financial position. The provisions for disclosures of product warranties are included in note 8, ‘Accrued Warranty’.    The disclosures required for operating lease guaranteed value and for shares contingently issuable in connection with business combinations are included in note 18, “Guarantees, Commitments and Contingencies’.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. Quantum does not intend to adopt the fair value based method of accounting for stock-based employee compensation, but will provide the additional disclosures required by SFAS No. 148.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (a.k.a. special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Quantum believes that the operating lease disclosed in note 18, ‘Commitments and Contingencies’ could be subject to FIN 46. Quantum is in the process of evaluating the financial statement impact, if any, of adoption of FIN No. 46.

Note 20:    Subsequent Events

Acquisition of SanLight

On February 4, 2003, Quantum entered into a definitive agreement to acquire the remaining outstanding shares of SANlight Inc., which it did not already own.  SANlight Inc. is a development stage enterprise in storage solution technology.  The purchase price is approximately $9 million, consisting of $8 million of Quantum common stock and acquisition costs of approximately $1 million.  Quantum expects to finalize the acquisition during the fourth quarter of fiscal year 2003.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements in this report contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and include, but are not limited to, projections or estimates concerning our business, such as demand for our products, anticipated revenues, gross margins, operating results and expenses, mix of revenue streams, expected revenue from purchased in-process projects, cost savings, stock compensation, the performance of our media business and the sufficiency of cash to meet planned expenditures, the likelihood of certain tax liabilities being assessed, the anticipated impact of third party infringement claims, and foreign exchange rate exposure.  In particular, such forward-looking statements include, but are not limited to: our expectation that the $95.8 million due from Maxtor in connection with the convertible subordinated debt previously attributed to the HDD group will ultimately be realized; and our belief that, if required, we would have sufficient financial resources to satisfy the guaranteed value of the Colorado Springs facility.  All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.   These forward-looking statements are based on management's current expectations and are subject to certain risks and uncertainties. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding the continued slowdown in IT spending and the corresponding reduction in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from Maxell, Fuji and other media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; (12) our ability to work with industry leaders to deliver integrated business solutions to customers; (13) the ability of our competitors to introduce new products that compete successfully with our products, which could be magnified given the consolidation of our customer base as a result of the Hewlett-Packard and Compaq merger and Hewlett-Packard’s participation in the LTO consortium, a tape drive and media format competing with Quantum’s Super DLT products; (14) our ability to obtain significant market share with our Super DLT product, given the combined Hewlett-Packard and Compaq’s decision to market both the LTO and Super DLT platforms versus Compaq’s historical approach of exclusively marketing Super DLT; (15) the general economic environment and the continued growth of the storage industry; (16) our ability to sustain and/or improve our cash and overall financial position; (17)  our ability to lower costs, (18) our ability to integrate acquisitions, such as the Benchmark and SANlight acquisitions and (19) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q.  We disclaim any obligation to update information in any forward-looking statement.

BUSINESS DESCRIPTION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, is a global leader in data protection, meeting the needs of business customers with enterprise-wide storage solutions and services. Quantum is the world's largest supplier of tape drives, and its DLTtape™ technology is the standard for backup, archiving, and recovery of mission-critical data.  Quantum is also a leader in the design, manufacture and service of automated tape libraries used to manage, store and transfer data.  This fiscal year, the company expanded into the area of disk-based backup, with a solution that emulates a tape library and is optimized for data protection.

On August 1, 2002, Quantum named Richard Belluzo as the new chief executive officer of the company effective September 3, 2002. Mr. Belluzo succeeded Michael Brown, who retained the position of chairman of Quantum’s board of directors.

Until the beginning of fiscal year 2002, we operated our business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”), which were represented by two classes of Quantum common stock, DSS common stock and HDD common stock, which were intended to track separately the respective businesses of the Company.  Our stockholders approved the tracking stock structure on July 23, 1999, and on August 3, 1999, each authorized share of Quantum common stock was exchanged for one share of DSS common stock and one-half share of HDD common stock.  On March 30, 2001, our stockholders approved the disposition of HDD to Maxtor Corporation (“Maxtor”).  On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.  The DSS business now represents Quantum, and as such, DSS is no longer a tracking stock, but is now the only common stock for Quantum Corporation.

Business Summary

Quantum consists of two main business segments: the DLT group and the Storage Solutions group.  Our DLT group consists principally of the DLT business.  Our Storage Solutions group includes tape automation systems and solutions.

Both business groups experienced declining revenues and lower gross margins in fiscal year 2002 and in the first nine months of fiscal year 2003, compared to the previous fiscal year periods.  In addition, we incurred losses from continuing operations in fiscal year 2002 and in the first nine months of fiscal year 2003.  The primary factors driving this trend were the generally weak economic conditions that have persisted for the last two years, resulting in reduced spending on Information Technology (“IT”), and increased competition from other computer equipment manufacturers.  Because of these trends and the reduced corporate infrastructure that we required following the disposition of HDD to Maxtor, which represented a major corporate realignment for Quantum, we have taken numerous cost reduction actions.  We can make no assurances that these actions and any future actions we may take will be sufficient to return our operations to profitability.

We sold our Network Attached Storage (“NAS”) business, which was part of our Storage Solutions group, in October 2002.  We engaged in the NAS business following the acquisition of Meridian Data Inc., in September 1999 and of certain assets of Connex in August 2001. As a result of this disposition, our financial statements and related notes to the accounts have been restated to present the results of the NAS business as a discontinued operation.

DLT Group (DLTG)

In DLTG, we design, develop, license, service, and market DLTtape and Super DLTtape drives (collectively referred to as “tape drives”), as well as DLTtape and Super DLTtape media cartridges (collectively referred to as “tape media cartridges”).  We earn most of our revenue by selling tape drives and the tape media cartridges used by those drives.  In addition, we also earn a significant portion of our revenue from royalties paid to us by manufacturers who license the tape media cartridge technology from us.  Super DLTtape technology has a higher storage capacity and transfer rate than DLTtape technology.  Both DLTtape and Super DLTtape products are used to back up large amounts of data stored on network servers.  Digital Linear Tape, or DLTtape and Super DLTtape, is our half-inch tape technology that is the leader in mid-range UNIX and NT system backup and archive applications.

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

On August 29, 2002, we signed a definitive agreement to outsource tape drive manufacturing and certain tape automation manufacturing to Jabil Circuit Inc. (“Jabil”). Under the terms of the agreement, Jabil will utilize our manufacturing facility in Penang, Malaysia, and purchase raw materials, work-in-process inventories and production fixed assets from us.  This transaction was completed in December 2002, at which time Jabil began production under the terms of the agreement. Jabil paid Quantum $17 million during the quarter ended December 29, 2002, mainly for inventory transferred from Quantum to Jabil.  Refer to the risk factor “We began outsourcing tape drive manufacturing to Jabil during the third quarter of fiscal year 2003”.

On November 13, 2002, we completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”), a privately held company. The acquisition will enable us to expand our tape business by leveraging Benchmark’s complementary products to serve the data protection needs of both new and existing customers in a part of the market not part of our current offerings. It combines our leadership in providing high-performance, high-capacity tape drives with Benchmark’s expertise in delivering high-quality tape products at a lower price for more value-oriented customers.

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

The completion of the Benchmark acquisition will enable us to expand our tape automation business by leveraging Benchmark’s complementary automation product to serve the data protection needs of both new and existing customers in a part of the market not part of our current offerings.

In April 2001, we completed the acquisition of M4 Data (Holdings) Ltd., (“M4 Data”) a privately-held data storage company based in the United Kingdom, to leverage M4 Data’s complementary products and technologies to enhance the range of storage solutions offered to customers.  M4 Data provides high performance and scalable tape automation products for the data storage market.

On February 4, 2003, we entered into a definitive agreement to acquire the remaining outstanding shares of SANlight Inc., which we did not already own.  The acquisition will provide us with software technology and expertise we can leverage in our enhanced data protection solutions, such as the Quantum DX30.  The acquisition will also help augment our enhanced data protection offerings by enabling solutions that incorporate our own technologies and those of our software partners.

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

•

Benchmark tape drives.    The family of Benchmark tape drives – the DLT VS80 and DLT VS160 - includes drives with up to 80GB of native capacity (160GB compressed) and a sustained data transfer rate of 8MB per second (16MB compressed). These tape drives are compatible with DLTtape media cartridges.

SSG:

•

Tape automation systems.    We offer a broad line of DLTtape automation systems, tape libraries and autoloaders that support a wide range of back-up and archival needs from workgroup servers to enterprise-class servers.  Our tape automation systems range from our tape autoloaders, which accommodate a single DLTtape or Super DLTtape drive, to the ATL P7000 series library, which features Prism Library Architecture™ and can be configured in multiple units to scale up to 245 terabytes of storage capacity.  In addition, we offer WebAdmin™, the industry’s first Internet browser-based tape library management system, allowing system administrators to monitor widely distributed storage systems at remote locations with point-and-click ease. Within our automation line are modular automation systems with the ATL M1500 and ATL M2500.  The ATL M1500 is a modular library that is rack mountable and available in increments of two drives and 20 cartridges that easily scale up to 20 drives and 200 cartridges. The ATL M2500 is stackable with up to three modules in a standard rack, and utilizing a Stacklink™ feature, it can provide compressed storage capacity of up to 60 terabytes per rack.  We offer an ATL SuperLoader™ tape library. The ATL SuperLoader is a scalable tape autoloader that provides up to 3.5 terabytes of capacity in a 2U rack-mount form factor and is a modular, high-density tape automation solution designed for the workgroup environment.  It contains one or two removable active magazines and is available with up to 16 cartridges and a bar code reader for high performance inventory management.  The ValueLoader™ DLT VS80 was added to our product portfolio through the acquisition of Benchmark in the third quarter of fiscal year 2003 and is the first Quantum 2U (3.5-inch tall), rack-optimized autoloader to utilize the Quantum DLT VS80.  The Rack-optimized ValueLoader product uses a single DLT VS80 tape drive with an eight-cartridge capacity and up to 640GB of data storage and 21.6GB/hour throughput.

•

Disk Drive Back-up System.    In the second quarter of fiscal year 2003, Quantum introduced the Quantum DX30, an Enhanced Back up Solution (EBS).  EBS utilizes disk-based technology to complement tape libraries.  The Quantum DX30 offers data transfer rates in excess of 216GB/hr, 3TB capacity in 4U, and RAID 5 or RAID 10 protected disks.  EBS integrates easily with most tape libraries and is universally rack mountable.

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

These allowances are based on the OEMs’ and distributors’ master agreements, programs in existence at the time the revenue is recognized, historical information, contractual limits and plans regarding price adjustments and product returns. Revenue from distributor arrangements was a significant portion of our total revenue. If we were unable to reliably estimate the amount of future price adjustments and product returns in any specific reporting period, then we would be required to defer recognition of the revenue until the right to future price adjustments and product returns lapsed and we were no longer under any obligation to reduce the price or accept the return of the product.

Royalty revenue is recognized based on licensee sales where such sales incorporate technology licensed from Quantum. Revenue from separately priced extended warranty and product service contracts is deferred and recognized as revenue ratably over the contract period.

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

Inventory Valuation

We value our inventories that are held for resale to customers at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method and includes direct material, direct labor, factory overhead and other direct costs. Market is “net realizable value”, which, for finished goods and goods in process, is the estimated selling price, less costs to complete and dispose of the inventory. For raw materials, it is replacement cost or the cost of acquiring similar products from our vendors. While cost is readily determinable, estimates of market value involve significant estimates and judgments about the future.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions.  At December 29, 2002 the net amount of $118.1 million represented 12% of total assets.

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, we discontinued the amortization of goodwill.  Instead, goodwill was reviewed for impairment upon adoption of SFAS No. 142 and will be reviewed annually thereafter, or more frequently when indicators of impairment are present.   Refer to note 4 and note 5 of the condensed consolidated financial statements for a discussion of the impact of adopting and applying SFAS No. 142.

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

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins.

Special Charges

From fiscal year 2000 through the first nine months of fiscal year 2003, we recorded significant special charges related to unusual or non-recurring events and the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken and consist of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges and other costs of exiting activities. We will record a liability in the period in which management approves a restructuring plan if:

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

These charges, for both severance and exit costs, require the extensive use of estimates, primarily related to the number of employees paid severance, the amount of severance and related benefits to be paid, and the cost of exiting facilities, including estimates and assumptions related to future maintenance costs, our ability to secure a sub-tenant (if applicable) and any sublease income to be received in the future. If we fail to make accurate estimates regarding these costs or to the timing of the completion of planned activities, we may record additional charges in the future, and may not be permitted to accrue such charges at the time a restructuring plan is approved, but may have to recognize such costs as incurred.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement supersedes EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan.  The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period.  This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002, and will result in a refinement to our Special Charges accounting policy.

RESULTS OF OPERATIONS

The results of DLTG and SSG, the two segments that now represent Quantum, are presented as “Results of Continuing Operations”. The gain on the disposition of the HDD group to Maxtor on April 2, 2001 and the results of operations of the NAS business, sold on October 28, 2002, are separately presented as “Results of Discontinued Operations”.

Results of Continuing Operations

Revenue

	Three Months Ended		Increase, (decrease)	% increase, (decrease)
(In thousands)	December 29, 2002	December 30, 2001
Tape drives	$92,476	$101,460	$(8,984)	(8.9)%
Tape media	32,507	61,624	(29,117)	(47.2)%
Tape royalty	48,382	54,496	(6,114)	(11.2)%

DLT group	173,365	217,580	(44,215)	(20.3)%
Storage solutions group	64,313	60,917	3,396	5.6%
Inter-group elimination*	(8,908)	(9,546)	638	6.7%

	$228,770	$268,951	$(40,181)	(14.9)%

	Nine Months Ended		Increase, (decrease)	% increase, (decrease)
(In thousands)	December 29, 2002	December 30, 2001
Tape drives	$231,265	$364,046	$(132,781)	(36.5)%
Tape media	126,122	130,210	(4,088)	(3.1)%
Tape royalty	138,548	159,351	(20,803)	(13.1)%

DLT group	495,935	653,607	(157,672)	(24.1)%
Storage solutions group	165,457	179,692	(14,235)	(7.9)%
Inter-group elimination*	(25,719)	(33,553)	7,834	23.3%

	$635,673	$799,746	$(164,073)	(20.5)%

*	Represents inter-group sales of tape drives for incorporation into tape automation systems, for which the sales are included in storage solutions revenue.

Revenue in the three months ended December 29, 2002 was $228.8 million compared to $269.0 million in the three months ended December 30, 2001. Revenue in the nine months ended December 29, 2002 was $635.7 million compared to $799.7 million in the nine months ended December 30, 2001. The overall decrease of 14.9% for the three-month comparison reflects decreased revenue in DLTG, slightly offset by a 5.6% increase in SSG revenue. The overall decrease in revenue of 20.5% for the nine-month comparison reflects decreased revenue in both DLTG and SSG.

DLTG Revenue

Revenue related to DLTG for the three months ended December 29, 2002 was $173.4 million compared to $217.6 million in the three months ended December 30, 2001, a decrease of $44.2 million. Revenue related to DLTG for the nine months ended December 29, 2002 was $495.9 million compared to $653.6 million in the nine months ended December 30, 2001, a decrease of $157.7 million. The largest component of the DLTG revenue decrease in the three-month comparison was a decrease in tape media revenue of $29.1 million and the largest component of the DLTG revenue decrease in the nine-month comparison was a decrease of $132.8 million in tape drive revenue.

In the three-month comparison, the vast majority of the decline in tape drive revenue was due to lower average unit prices, slightly offset by the higher tape drive unit sales volume, including the increase in tape drive unit volume contributed by the sales of tape drives acquired from Benchmark.  In the nine-month comparison, the vast majority of the decline in tape drive revenue was due to lower tape drive unit sales volume, and to a lesser extent, due to lower average unit prices.

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

The decrease in tape media revenue in the three-month comparison reflects a sales mix shift from Quantum branded media to media produced by licensed manufacturers who are qualified to produce such media and pay us a royalty.  Sales of Super DLT media units were sold primarily by Quantum in fiscal year 2002. During fiscal year 2003, Fujitsu and Maxell were both qualified as licensed media manufacturers for Super DLTtape media units, resulting in higher royalty revenue and lower tape media revenue. In both the three and nine-month comparisons, the vast majority of the decline in tape media revenue was due to lower unit sales volume, slightly offset by higher average unit prices. The increases in average unit selling prices reflect the shift towards the higher-priced Super DLT media units.

The decrease in tape media royalties in both the three and nine-month comparisons mainly reflect a decrease in prices and unit sales volume of tape media cartridges sold by licensed media manufacturers for which we earn a royalty based on price.  The decrease in the average tape media royalty in both the three and nine-month comparisons was due to declining unit prices of DLT tape media units.

SSG Revenue

The increase in storage solutions revenue of $3.4 million in the three-month comparison primarily reflects revenue from ValueLoader sales, following the acquisition of Benchmark on November 13, 2002, and revenue from some of our recently introduced tape automation products, offset by a decrease in revenue from older products. The decrease in revenue of $14.2 million for the nine-month comparison reflects decreased revenue in tape automation systems, caused primarily by a decrease in unit shipments.  Unit shipments, in particular unit shipments of high-end tape automation systems, were affected by weak IT spending primarily and increased competition secondarily.

Revenue Outlook

The continued sluggishness in customer buying behavior and overall uncertainty that has characterized the broader IT environment for some time will continue to affect both DLTG and SSG.  Several new products that we introduced and the Benchmark products we acquired are intended to help us improve the price/performance, as well as expand our markets into segments in which we had not previously participated.  We expect these products, including the SDLT320, a relatively new tape drive with higher capacity and transfer rate relative to competitive offerings, and the Benchmark tape drive and tape automation products to generate roughly flat to increased revenue over the medium term.

In addition to the potential impact that weak IT spending, increased competition and storage centralization may continue to have on us throughout the medium term, there is an additional risk factor that could affect our subsequent quarterly revenues - the merger of Hewlett-Packard and Compaq.  This merger increases the concentration of our sales and dependency on a single customer.  Approximately 25% of our revenue is concentrated in this new merged entity, and therefore could be materially and adversely affected if Hewlett-Packard were to experience a significant decline in storage revenue, whether such loss is due to customer loss, merger integration issues or otherwise.  This concentration of revenue in one customer creates additional risk since the combined entity owns a competing brand, LTO, of tape drive and media.  The combined Hewlett-Packard and Compaq entity has decided to market both the LTO and Super DLT platforms, whereas Compaq had exclusively marketed Super DLT for tape backup and archiving.  To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLT and Super DLT products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.  Conversely, to the extent that the combined Hewlett-Packard and Compaq increases purchases of DLT and Super DLT products, our tape drive and media revenues, operating results and financial condition would be positively affected.

We expect Quantum revenue in the fourth quarter of fiscal year 2003 to be approximately the same level or to increase slightly compared to the third quarter of fiscal year 2003.  We will benefit from the inclusion of a complete quarter of Benchmark tape drive and tape automation revenue in our aggregate revenues in the fourth quarter of fiscal year 2003, whereas the third quarter of fiscal year 2003 only included Benchmark revenue subsequent to the November 13, 2002 acquisition date.  Given all the risk factors and opportunities mentioned above, we remain cautious about our revenue outlook beyond our fiscal fourth quarter, but believe that, because of our new products, we are well positioned to take advantage of the opportunities offered by an economic recovery, when it eventually occurs.

Gross Margin and Gross Margin Rate

(In thousands)	Three Months Ended		increase, (decrease)
	December 29, 2002	December 30, 2001
DLTG gross margin	$53,359	$80,255	$(26,896)
SSG gross margin	18,804	20,364	(1,560)

Quantum gross margin	$72,163	$100,619	$(28,456)

DLTG gross margin rate	32.4%	38.6%	(6.2)%
SSG gross margin rate	29.2%	33.4%	(4.2)%
Quantum gross margin rate	31.5%	37.4%	(5.9)%

(In thousands)	Nine Months Ended		increase, (decrease)
	December 29, 2002	December 30, 2001
DLTG gross margin	$145,622	$236,718	$(91,096)
SSG gross margin	48,740	63,607	(14,867)

Quantum gross margin	$194,362	$300,325	$(105,963)

DLTG gross margin rate	31.0%	38.2%	(7.2)%
SSG gross margin rate	29.5%	35.4%	(5.9)%
Quantum gross margin rate	30.6%	37.6%	(7.0)%

DLTG Gross Margin Rate

The DLTG gross margin rate in the three months ended December 29, 2002, decreased to 32.4% from 38.6% in the three months ended December 30, 2001, an overall decrease of 6.2 percentage points. This gross margin rate decrease for the three-month comparison mainly reflects lower tape drive prices and increased unit costs as a result of lower unit sales, partially offset by increased shipments of the higher-margin SDLT products.

The DLTG gross margin rate in the nine months ended December 29, 2002, decreased to 31.0% from 38.2% in the nine months ended December 30, 2001, an overall decrease of 7.2 percentage points.  Excluding an inventory write-down of $7.0 million and transition expenses incurred related to the disposition of HDD of $4.6 million in the nine months ended December 30, 2001, the decrease in gross margin rate was 9.1 percentage points.  This gross margin rate decrease for the nine-month comparison mainly reflects lower tape drive unit sales prices and increased unit costs as a result of lower unit sales, partially offset by a favorable sales mix with an increase in media revenue as a proportion of sales and increased shipments of the higher-margin SDLT products.

SSG Gross Margin Rate

The SSG gross margin rate in the three months ended December 29, 2002, decreased to 29.2% from 33.4% in the three months ended December 30, 2001.  The SSG gross margin rate in the nine months ended December 29, 2002, decreased to 29.5% from 35.4% in the nine months ended December 30, 2001.  Lower average unit prices accounted for most of the lower gross margin rates in the three and nine-month periods, slightly offset by higher unit sales volumes primarily contributed by the sales of the ValueLoader, subsequent to the acquisition of Benchmark in the third quarter of the fiscal year 2003.

Increased competition in the markets in which our Storage Solutions group business competes may further reduce our SSG gross margins.  We are actively managing our cost structure, vendor base and product designs to achieve cost reductions in an effort to improve margin trends.

Gross Margin Rate Outlook

Given the recent trend of declining revenues and margins which, in light of continued economic uncertainty, could continue at least for the remainder of fiscal year 2003, and the fact that we do not expect a rapid recovery in IT spending, we have recognized the need to further reduce our cost structure beyond what we have done in the last year.  In addition, industry trends toward centralization and continued or accelerating price-based competition in the tape drive and media markets have the potential to lower volumes and revenue for both tape drives and media, including Quantum branded media and licensee media royalties.  In the third quarter of fiscal year 2003, we implemented a cost reduction program that took a significant step towards improving our underlying cost structure by outsourcing the manufacturing of our tape drives to Jabil.  The acquisition of Benchmark in the third quarter of fiscal year 2003 had a favorable impact on our tape drive margins and we expect this trend to continue.

We will continue to analyze ways to improve further our underlying cost structure. In the near term, in an attempt to offset negative trends, we will continue efforts to reduce our tape drive bill of material and parts costs through more efficient vendor management.  Over the medium term, we are actively working on cost savings activities, including a redesign of our Super DLTtape drives, to further reduce costs and possibly improve gross margins relative to current levels.  We cannot give assurance that we can reduce costs soon enough or by a sufficient amount to offset any impact of decreasing unit sales prices or volumes.  We expect Quantum’s overall gross margin rate to remain flat or improve slightly in the fourth quarter of fiscal year 2003 and to migrate back towards the mid-30% range over the course of fiscal year 2004.

Operating Expenses

(dollars in thousands)	Three Months Ended
	December 29, 2002		December 30, 2001		Increase/(decrease)
		% of revenue		% of revenue		% of revenue
DLTG	$37,793	23.0%	$54,385	26.1%	$(16,592)	(3.1)%
SSG	29,974	46.6%	29,871	49.0%	103	(2.4)%

Total Quantum	$67,767	29.6%	$84,256	31.3%	$(16,489)	(1.7)%

(dollars in thousands)	Nine Months Ended				Increase/(decrease)
	December 29, 2002		December 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$126,381	26.9%	$161,219	26.0%	$(34,838)	0.9%
SSG	89,246	53.9%	89,387	49.7%	(141)	4.2%

Total Quantum	$215,627	33.9%	$250,606	31.3%	$(34,979)	2.6%

In the nine months ended December 30, 2001, $24.2 million of transition expenses were included in the DLTG operating expenses and were classified as follows: $6.5 million in research and development expenses, $4.1 million in sales and marketing expenses, and $13.6 million in general and administrative expenses. In the three months ended December 30, 2001, $4.1 million of transition expenses were included in the DLTG operating expenses and were classified as follows: $0.2 million in research and development expenses, $0.2 million in sales and marketing expenses, and $3.6 million in general and administrative expenses. These transition expenses include stock compensation expenses, information systems related expenses, facilities related and other expenses incurred related to the disposition of HDD.

Given the recent trend of declining revenues and margins in many of our markets and the fact that we do not expect a rapid recovery in IT spending, we recognize the need to manage our operating expense efficiently.  While we expect to further reduce our cost structure and operating expenses as much as possible, we will increase spending as we invest in strategic opportunities to improve our current product offerings and introduce new products, including investments in our new Enhanced Data Protection (EDP) products. Therefore, while we will continue to evaluate ways to improve our underlying cost structure as it relates to operating expenses in all categories, we may experience increases in some categories as we invest in strategic opportunities.  As a result, we expect our operating expenses to be flat to slightly increased in the fourth quarter of fiscal year 2003, as compared with the third quarter of fiscal year 2003.

Research and Development Expenses

(dollars in thousands)	Three Months Ended				Increase/(decrease)
	December 29, 2002		December 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$18,615	11.3%	$22,342	10.7%	$(3,727)	0.6%
SSG	9,068	14.1%	7,102	11.7%	1,966	2.4%

Total Quantum	$27,683	12.1%	$29,444	10.9%	$(1,761)	1.2%

(dollars in thousands)	Nine Months Ended				Increase/(decrease)
	December 29, 2002		December 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$56,149	11.9%	$65,733	10.6%	$(9,624)	1.3%
SSG	26,545	16.0%	21,433	11.9%	5,112	4.1%

Total Quantum	$82,694	13.0%	$87,206	10.9%	$(4,512)	2.1%

Research and development expenses in the three months ended December 29, 2002 were $27.7 million, or 12.1% of revenue, compared to $29.4 million, or 10.9% of revenue, in the corresponding period of fiscal year 2002. Research and development expenses were $82.7 million, or 13.0% of revenue, and $87.2 million, or 10.9% of revenue, in the first nine months of fiscal years 2003 and 2002, respectively. The increase in research and development expenses as a percentage of revenue reflected lower revenue for Quantum as a whole and increased spending on research and development for SSG in absolute terms.

DLTG:

The level of research and development spending in DLTG decreased $3.7 million to $18.6 million in the three months ended December 29, 2002 compared to $22.3 million in the three months ended December 30, 2001.

The level of research and development spending in DLTG decreased $9.6 million to $56.1 million in the nine months ended December 29, 2002, compared to $65.8 million in the nine months ended December 30, 2001. The nine months ended December 30, 2001 included $6.5 million of HDD-related transition expenses.

The decrease in the level of research and development spending in DLTG in the three and nine-month comparisons reflects the costs associated the development of the Quantum SuperLoader in the previous comparable periods, the development of which was transferred to SSG at the beginning of fiscal year 2003, and also incremental expense associated with Benchmark.

SSG:

The level of research and development spending in SSG increased $2.0 million and $5.1 million, respectively, in the three and nine-month periods ended December 29, 2002 compared to the same periods ended December 30, 2001. These increases were mainly due to product development costs associated with the Quantum SuperLoader, which we recently introduced in the marketplace, partially offset by the results of research and development site consolidation.

Sales and Marketing Expenses

(dollars in thousands)	Three Months Ended				Increase/(decrease)
	December 29, 2002		December 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$10,478	6.4%	$14,401	6.9%	$(3,923)	(0.5)%
SSG	13,922	21.6%	11,694	19.2%	2,228	2.5%

Total Quantum	$24,400	10.7%	$26,095	9.7%	$(1,695)	1.0%

(dollars in thousands)	Nine Months Ended				Increase/(decrease)
	December 29, 2002		December 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$35,589	7.6%	$48,215	7.8%	$(12,626)	(0.2)%
SSG	41,946	25.4%	36,575	20.4%	5,371	5.0%

Total Quantum	$77,535	12.2%	$84,790	10.6%	$(7,255)	1.6%

Sales and marketing expenses in the three months ended December 29, 2002 were $24.4 million, or 10.7% of revenue, a decrease of $1.7 million compared to $26.1 million, or 9.7% of revenue, in the three months ended December 30, 2001. Sales and marketing expenses in the nine months ended December 29, 2002 were $77.5 million, or 12.2% of revenue, a decrease of $7.3 million compared to $84.8 million, or 10.6% of revenue, in the nine months ended December 30, 2001. The increase in sales and marketing expenses as a percentage of revenue reflected lower revenue for Quantum as a whole and increased sales and marketing expenses for SSG in absolute terms.

The nine months ended December 30, 2001 included $3.9 million of HDD-related transition expenses. Sales and marketing expenses decreased as a result of cost reduction actions and lower sales.

DLTG:

Sales and marketing expenses in DLTG decreased $3.9 million to $10.5 million in the three months ended December 29, 2002, compared to $14.4 million in the three months ended December 30, 2001.

Sales and marketing expenses in DLTG decreased $12.6 million to $35.6 million in the nine months ended December 29, 2002, compared to $48.2 million in the nine months ended December 30, 2001. The nine months ended December 30, 2001 included $4.1 million of transition expenses.

Sales and marketing expenses in DLTG decreased in both the three and nine-month comparisons as a result of cost reduction actions and lower sales.

SSG:

Sales and marketing expenses in SSG increased $2.2 million to $13.9 million in the three months ended December 29, 2002 compared to $11.7 million in the three months ended December 30, 2001.

Sales and marketing expenses in SSG increased by $5.4 million to $41.9 million in the nine months ended December 29, 2002 compared to $36.6 million in the nine months ended December 30, 2001.

Sales and marketing expenses in SSG increased in both the three and nine-month comparisons as a result of increased channel marketing and new product advertising, partially offset by savings due to cost reduction actions.

General and Administrative Expenses

(dollars in thousands)	Three Months Ended				Increase/(decrease)
	December 29, 2002		December 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$8,700	5.3%	$17,642	8.5%	$(8,942)	(3.2)%
SSG	6,984	10.9%	11,075	18.2%	(4,091)	(7.3)%

Total Quantum	$15,684	6.9%	$28,717	10.7%	$(13,033)	(3.8)%

(dollars in thousands)	Nine Months Ended				Increase/(decrease)
	December 29, 2002		December 30, 2001
		% of revenue		% of revenue		% of revenue

DLTG	$34,643	7.4%	$47,231	7.6%	$(12,588)	(0.2)%
SSG	20,755	12.5%	31,379	17.5%	(10,624)	(4.9)%

Total Quantum	$55,398	8.7%	$78,610	9.8%	$(23,212)	(1.1)%

General and administrative expenses in the three months ended December 29, 2002 were $15.7 million, or 6.9% of revenue, a decrease of $13.0 million compared to $28.7 million, or 10.7% of revenue, in the three months ended December 30, 2001. Excluding for the three months ended December 30, 2001, $3.6 million of HDD-related transition expenses and $3.8 million in amortization of goodwill, which, in accordance with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, is no longer being amortized, general and administrative expenses decreased by $5.6 million in the three months ended December 29, 2002. This decrease reflects legal costs incurred in the three months ended December 30, 2001 related to the lawsuits with Imation, which were settled in the first quarter of fiscal year 2003, and decreased spending on outside services, including consulting costs.

General and administrative expenses in the nine months ended December 29, 2002 were $55.4 million, or 8.7% of revenue, a decrease of $23.2 million compared to $78.6 million, or 9.8% of revenue, in the nine months ended December 30, 2001. Excluding for the nine months ended December 30, 2001, $13.6 million of HDD-related transition expenses and $11.4 million in amortization of goodwill, general and administrative expenses increased by $1.8 million in the nine months ended December 29, 2002. This increase reflects higher legal costs.

DLTG:

General and administrative expenses in DLTG decreased by $8.9 million to $8.7 million in the three months ended December 29, 2002, compared to $17.6 million in the three months ended December 30, 2001. Excluding the effect of $3.6 million of HDD-related transition expenses included in the three months ended December 30, 2001, the decrease in general and administrative expenses in DLTG in the three-month comparison was $5.3 million. This decrease reflects legal costs incurred in the three months ended December 30, 2001 related to the lawsuits with Imation, which were settled in the first quarter of fiscal year 2003, and decreased spending on outside services, including consulting costs.

General and administrative expenses in DLTG decreased by $12.6 million to $34.6 million in the nine months ended December 29, 2002, compared to $47.2 million in the nine months ended December 30, 2001. Excluding the effect of $13.6 million of HDD-related transition expenses included in the nine months ended December 30, 2001, there was an increase in general and administrative expenses in DLTG in the nine-month comparison of $1.0 million.

SSG:

General and administrative expenses in SSG decreased by $4.1 million to $7.0 million in the three months ended December 29 2002, from $11.1 million in the three months ended December 30, 2001. Approximately $3.8 million of this decrease was due to the adoption of SFAS No. 142, Goodwill and Other Intangible Asset, on April 1, 2002, under which goodwill is no longer amortized but is subject to annual impairment tests.

General and administrative expenses in SSG decreased by $10.6 million to $20.8 million in the nine months ended December 29, 2002, compared to $31.4 million in the nine months ended December 30, 2001. This decrease primarily reflected $11.4 million of goodwill amortization in the nine months ended December 30, 2001.

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

Although unit shipments sequentially increased in the second and third quarters of fiscal year 2003, our tape drive business has experienced declining quarterly unit shipments in the previous two fiscal years, and more recently, sequential declines in gross margin rates.  These trends resulted in Quantum incurring special charges in fiscal years 2000, 2001, 2002 and the second and third quarters of fiscal year 2003 related to plans to reduce costs in our tape drive business.  In fiscal year 2000, we incurred charges related to reducing overhead expenses and discontinuing certain tape drive production in Colorado Springs, Colorado.  Remaining tape drive production was discontinued at our operation in Colorado Springs, Colorado, in the second quarter of fiscal year 2002 and is now outsourced to Jabil.

The Storage Solutions group incurred operating losses throughout fiscal year 2002.  Pursuant to plans to reduce our cost structure, we recorded special charges in fiscal year 2002 and in the first nine months of fiscal year 2003 primarily related to reductions in the number of employees, sites and the outsourcing of manufacturing.

The disposition of HDD to Maxtor occurred on April 2, 2001 and transformed Quantum from a company with operations supporting over $4 billion in annual revenue to a company with operations supporting less than $1 billion in annual revenue.  Accordingly, we incurred significant special charges in the first quarter of fiscal year 2002 related to the HDD disposition and actions taken to reduce our cost structure to a level more appropriate for our reduced revenue expectations subsequent to the disposition of HDD.

Fiscal year 2003 special charges

DLT Group cost reductions

In the second quarter of fiscal year 2003, a charge of $3.2 million was recorded to reduce DLTG’s costs through a headcount reduction. This charge relates to severance benefits for approximately 75 employees.

In the third quarter of fiscal year 2003, the following special charges were recorded by DLTG:

•	A charge of $3.8 million related to severance for the 870 employees who were terminated as a result of outsourcing our tape drive manufacturing and certain tape automation manufacturing to Jabil.
•	A charge of $2.3 million was recorded in order to reduce future DLTG operating costs through a headcount reduction. The charge related to severance benefits for approximately 44 employees.
•	A charge of $1.3 million reflects vacant facilities’ costs associated with the renegotiation of an operating lease (refer to note 18, ‘Commitments and Contingencies’).

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

In the third quarter of fiscal year 2003, the following amounts were recorded by SSG:

•	A special charge of $2.6 million related to severance costs for 41 employees.
•

A special charge of $0.7 million was reversed on our statement of operations related to special charges recorded in the second quarter of fiscal year 2003 for vacant facilities due to a renegotiation of the terms with the lessor.

Corporate severance

In the second quarter of fiscal year 2003, a charge of $3.7 million was recorded primarily for separation costs related to Quantum’s former Chief Executive Officer, who remains an employee as Quantum’s Chairman of the Board of Directors.

In the third quarter of fiscal year 2003, a charge of $0.1 million was recorded for additional costs relating to severance for three corporate employees.

European operations reorganization

In the first quarter of fiscal year 2003, we reversed a charge of $0.4 million on our statement of operations related to special charges recorded in the second quarter of fiscal year 2002 for the closure of our Geneva, Switzerland sales office. We reversed the special charge because the landlord was able to re-lease the space to a new tenant on terms more favorable than originally anticipated.

Fiscal year 2002 special charges

In the first quarter of fiscal year 2002, we recorded $45.0 million of special charges related to our overall operations. These charges consisted of stock compensation and severance charges related to the disposition of HDD, restructuring costs incurred in order to align resources with our ongoing operations, and other cost reduction activities.

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

In July 2001, we announced a restructuring of our DLTtape business.  This restructuring resulted in the transfer of the remaining tape drive production in Colorado Springs, Colorado, to Penang, Malaysia. Additional special charges were recorded related to the closure of our European distributor operations based in Geneva, Switzerland.  As a result of these restructurings, we recorded a combined special charge of $17.0 million in the second quarter of fiscal year 2002.

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

In the third quarter of fiscal year 2002, a special charge of $2.1 million was recorded for severance costs and the write-off of fixed assets related to the closure of European distributor operations.

Severance charges of $4.6 million were reversed on our statement of operations in the third quarter of fiscal year 2002 as a result of a reduction in estimated severance costs related mainly to the disposition of the HDD group.

The following two tables show the activity for the nine-month period ended December 29, 2002 and the estimated timing of future payouts for the following major cost reduction projects (for a complete discussion of our special charge activity, refer to note 10 in our Annual Report on Form 10-K for the year ended March 31, 2002):

•	Discontinuation of Manufacturing in Colorado Springs; and
•	Other Restructuring Programs.

Discontinuation of Manufacturing in Colorado Springs

(In thousands)	Severance	Facilities	Total
Balance March 31, 2002	$2,210	$16,240	$18,450
Cash payments	(1,397)	(1,155)	(2,552)

Balance June 30, 2002	813	15,085	15,898
Cash payments	(813)	(1,155)	(1,968)

Balance September 29, 2002	$—	$13,930	$13,930

Outsourcing of manufacturing	3,770	—	3,770
Renegotiation of operating lease	—	1,334	1,334
Cash payments	(3,770)	(12,574)	(16,344)

Balance December 29, 2002	$—	$2,690	$2,690

Estimated timing of future payouts:
4th Quarter of Fiscal Year 2003	—	110	110
Fiscal Year 2004	—	440	440
Fiscal Year 2005 onward	—	2,140	2,140

Total	$—	$2,690	$2,690

The cash payments in the three months ended December 29, 2002 represented severance payments of $3.8 million and lease payments of $12.6 million related to facilities.  Of the $12.6 million payments related to facilities, $11.2 million reflected a payment for the difference between the current estimated market value of vacant facilities in Colorado Springs and the value guaranteed by us to the lessor at the end of the lease term.  The remaining special charge accrual reflects a vacant space accrual of $2.7 million, which will be paid over the respective lease terms through the third quarter of fiscal year 2008.

Other Restructuring Programs

(In thousands)	Severance	Fixed assets	Facilities	Other	Total
Balance at March 31, 2002	$2,127	$—	$2,395	$1,255	$5,777
SSG Provision	963	106	—	—	1,069
Cash payments	(1,710)	—	(116)	(150)	(1,976)
Non-cash charges	—	(106)	—	—	(106)
Restructuring charge benefit	—	—	(445)	—	(445)

Balance at June 30, 2002	1,380	—	1,834	1,105	4,319
DLTG cost reduction	3,238	—	—	—	3,238
Corporate separation	3,700	—	—	—	3,700
SSG cost reduction	4,965	824	1,369	—	7,158
Cash payments	(1,090)	—	(173)	—	(1,263)
Non-cash charges	—	(824)	—	—	(824)

Balance at September 29, 2002	$12,193	$—	$3,030	$1,105	$16,328
DLTG cost reduction	2,304	—	—	—	2,304
SSG cost reduction	2,518	—	49	—	2,567
Corporate separation	105	—	—	—	105
Cash payments	(6,593)	—	(153)	—	(6,746)
Special charge reversal	—	—	(679)	—	(679)

Balance at December 29, 2002	$10,527	$—	$2,247	$1,105	$13,879

Estimated timing of future payouts:
4th Quarter of Fiscal Year 2003	10,048	—	519	1,105	11,672
Fiscal Year 2004	479	—	791	—	1,270
Fiscal Year 2005 onward	—	—	937	—	937

Total	$10,527	$—	$2,247	$1,105	$13,879

The cash payments in the three months ended December 29, 2002 represented severance payments of $6.6 million and lease payments of $0.2 million for vacant facilities.  The $13.9 million remaining special charge accrual at December 29, 2002 is comprised mainly of obligations for severance, vacant facilities and contract cancellation fees. The severance charges will mainly be paid during the fourth quarter of fiscal year 2003.  The facilities charges relating to vacant facilities in Irvine, California, will be paid over the respective lease term through the third quarter of fiscal year 2006.  The contract cancellation fees are expected to be paid by the fourth quarter of fiscal year 2003.

We expect to realize annual cost savings from the restructuring programs detailed in the above two tables of approximately $55 million, resulting mainly from employee reductions and reduced facility costs.  Of this $55 million, approximately $20 million of the savings is expected in cost of revenue, with the remaining amount to come from reduced operating expenses.  However, our experience has been that certain factors, including sales volume and price reductions, which have adversely impacted gross margins, and other operating costs, have offset these savings.

Purchased In-process Research and Development Expense

We did not expense any purchased in-process research and development in the acquisition of Benchmark Storage Innovations, Inc. because each of the in-process research and development projects at the date of acquisition had achieved technological feasibility.

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

In this acquisition, the amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project that had not achieved technological feasibility and had no alternative future use at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate.  The discount rate used represents a premium to our cost of capital.  All of the projections used are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

Revenue from the M4 Data acquisition for the purchased in-process projects is expected to grow from approximately $60 million in 2002 to more than $260 million in 2008.   The M4 Data in-process research and development projects were completed in the second quarter of fiscal year 2003.

For additional information regarding the M4 Data acquisition, refer to note 3, ‘Business Combinations’, to the condensed consolidated financial statements.

During the fourth quarter of fiscal year 2003, we expect to expense a significant amount of purchased in-process research and development in connection with the acquisition of SANlight, Inc. because it is a development stage enterprise (refer to note 20, ‘Subsequent Events’).

Stock Compensation Charges

(In thousands)	Three Months Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Stock compensation related to the disposition of the HDD group:
Cost of revenue or Operating expenses	$306	$3,863	$985	$14,466
Special charges	—	—	—	16,404

	306	3,863	985	30,870

Stock compensation not related to the disposition of the HDD group:
Cost of revenue or Operating expenses	(42)	898	169	3,021

	$264	$4,761	$1,154	$33,891

Stock compensation expense decreased by $32.7 million to $1.2 million in the nine months ended December 29, 2002, compared to $33.9 million in the nine months ended December 30, 2001. This decrease was mainly due to HDD disposition-related stock compensation expense of $30.9 million recorded in the nine months ended December 30, 2001 for the conversion and/or acceleration of stock equity awards for employees remaining with Quantum after the disposition of HDD. The allocation of the $30.9 million between “Cost of revenue or Operating expenses” and “Special charges” was based on two factors: the unusual and non-recurring nature of the event (i.e., the disposition of the HDD business) that gave rise to stock awards and stock award modifications; and whether the vesting had already occurred or was accelerated to fully vested at the time of the award or modification. If vesting had already occurred or was accelerated to fully vested then there was no future benefit to Quantum and the related stock compensation expense for the vested portion of the award was treated as “special charges”.  Where the unvested portion of an award was to be earned and vest over a future service period providing future value to Quantum, the related stock charge was recognized ratably as compensation expense over the vesting period in the appropriate category of “Cost of revenue or Operating expense”.

Stock compensation expense recorded in fiscal year 2003 that related to the disposition of HDD reflects the vesting of DSS option and DSS restricted stock grants converted from HDD option and HDD restricted stock grants, respectively, on April 2, 2001, the date of disposition of HDD to Maxtor.

Stock compensation expense not related to the disposition of HDD consists of the vesting of DSS restricted stock grants and decreased by $2.8 million, to $0.2 million in the nine months ended December 29, 2002, compared to $3.0 million in the nine months ended December 30, 2001. This decrease reflects the lower number of restricted stock grants that are outstanding.  The stock compensation benefit of $42 thousand in the three months ended December 29, 2002 reflects the reversal of stock compensation recorded for employees terminated as a result of the disposition of NAS and who therefore did not vest in all the restricted stock previously granted.

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

The amortization expense associated with goodwill and intangible assets decreased from approximately $6.9 million in the third quarter of fiscal year 2002 to $3.8 million in the third quarter of fiscal year 2003. Amortization expense decreased by $11.1 million to $9.7 million in the nine months ended December 29, 2002 compared to $20.8 million in the nine months ended December 30, 2001. The decreases were due mainly to goodwill no longer being amortized. The following table details goodwill and intangible asset amortization expense by classification within our condensed consolidated statements of operations:

(In thousands)	Three Months Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Cost of revenue	$2,335	$1,776	$5,725	$5,325
Research and development	44	291	391	869
Sales and marketing	1,246	939	3,225	2,817
General and administrative	126	3,942	378	11,828

	$3,751	$6,948	$9,719	$20,839

The following table summarizes our goodwill and intangible assets:

(In thousands)	December 29, 2002	March 31, 2002
Goodwill	$74,870	$173,967
Intangible assets	128,340	101,500

	203,210	275,467
Less accumulated amortization	(85,063)	(75,345)

	$118,147	$200,122

Net goodwill and intangible assets at December 29, 2002 and March 31, 2002 represented approximately 12% and 17% of total assets, respectively.  The goodwill and intangible assets balances, net of amortization, at December 29, 2002 and March 31, 2002, were $118.1 million and $200.1 million, respectively, and included $28.2 million of additions to intangible assets as a result of the acquisition of Benchmark (refer to note 3, ‘Business Combinations’) in the third quarter of the fiscal year 2003. The following table presents goodwill from acquisitions net of amortization:

(In thousands)	December 29, 2002	March 31, 2002	Segment
ATL	$7,711	$105,720	SSG
M4 Data	2,247	30,097	SSG
Benchmark (allocated to DLTG)	19,402	—	DLTG
Benchmark (allocated to SSG)	7,360	—	SSG

	$36,720	$135,817

The $99.1 million decrease in goodwill from March 31, 2002 to December 29, 2002 reflects the following:

•	A goodwill impairment charge in the second quarter of fiscal year 2003 of $58.7 million;
•	The $67.9 million portion of the cumulative effect of an accounting change of $94.3 million upon adoption of SFAS No. 142 that is applicable to continuing operations; partially offset by:
•	An addition to goodwill of $26.8 million attributable to the acquisition of Benchmark; and
•	The reclassification of assembled workforce of $0.7 million, net of taxes, from intangible assets to goodwill.

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

We assess the recoverability of our long-lived assets, including intangible assets with finite lives, in accordance with SFAS No. 144 by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  As of December 29, 2002, no such impairment has been identified with respect to our acquired intangible assets.

Goodwill will be reviewed for impairment at least on an annual basis, or more frequently when indicators of impairment are present.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its fair value.  The fair values of the reporting units underlying SSG and DLTG are estimated using a discounted cash flow methodology.  If the reporting units’ net book values exceed their fair values, therefore indicating impairment, then we will compare the implied fair values of the reporting units’ goodwill to their carrying amounts.

Refer to note 4, ‘Cumulative Effect of an Accounting Change’, and note 5, ‘Goodwill and Intangible Assets’, of the condensed consolidated financial statements for further information on the effect on goodwill and intangible assets of adopting and applying SFAS No. 142.

Interest and Other Expense, net, and Write-down of Equity Investments

	Three Months Ended
	December 29, 2002		December 30, 2001
	(in thousands)	% of revenue	(in thousands)	% of revenue

Interest and other income	$3,878	1.7%	$2,663	1.0%
Interest expense	(5,988)	(2.6)%	(6,289)	(2.3)%

	$(2,110)	(0.9)%	$(3,626)	(1.3)%

Write-downs of equity investments	$—	0.0%	$(2,694)	(1.0)%

	Nine Months Ended
	December 29, 2002		December 30, 2001
	(in thousands)	% of revenue	(in thousands)	% of revenue

Interest and other income	$8,902	1.4%	$12,936	1.6%
Interest expense	(18,248)	(2.9)%	(17,350)	(2.2)%

	$(9,346)	(1.5)%	$(4,414)	(0.6)%

Write-downs of equity investments	$(17,061)	(2.7)%	$(7,364)	(0.9)%

Net interest and other expense in the third quarter of fiscal year 2003 was $2.1 million compared to $3.6 million in the third quarter of fiscal year 2002. For the nine months ended December 29, 2002, net interest and other expense was $9.3 million compared to $4.4 million in the nine months ended December 30, 2001. The decrease in expense in the three-month comparison reflected mainly lower interest expense due to the $38.7 million payment of M4 Data debentures in the first quarter of the fiscal year 2003, and a foreign currency gain in the third quarter of fiscal year 2003. The increase in expense in the nine-month comparison mainly reflected reduced interest income as a result of lower interest rates and lower cash balances. Also contributing to the decrease in other income in the nine-month period ended December 29, 2002 was $1.5 million net currency loss, attributable to the effect that the weakening U.S. dollar had on dollar-denominated bank accounts held by our European subsidiaries.

During the nine months ended December 29, 2002, we recorded charges of $17.1 million compared to charges of $7.4 million in the nine months ended December 30, 2001 to write down our equity investments to net realizable value based on other-than-temporary declines in the estimated value of these investments.  In the second quarter of fiscal year 2003, we sold our entire portfolio of venture capital equity investments for $11.0 million (refer to note 17, ‘Investments in Other Entities’). Our equity investments are recorded in “Other assets”.

Income Taxes

We recorded a tax benefit of $1.2 million for the three months ended December 29, 2002 compared to a tax expense of $6.1 million for the three months ended December 30, 2001.  Included in the tax benefit for the three months ended December 29, 2002 was a $1.8 million tax charge related to a foreign subsidiary’s purchase of international technology and marketing rights as a part of the acquisition of Benchmark.  Excluding this charge, our effective tax rates from continuing operations were 43% and 48% for the three months ended December 29, 2002 and December 30, 2001, respectively.  The higher rate in fiscal year 2002 reflects the non-deductibility of equity investment write-downs and goodwill amortization.

The effective tax rates on income from continuing operations, excluding write-downs of equity investments, restructuring charges, HDD-related transition expenses, intangible amortization and other special charges were 30% and 29% for the three-month periods ended December 29, 2002 and December 30, 2001, respectively.

We recorded tax benefits of $5.2 million and $0.9 million for the nine months ended December 29, 2002 and December 30, 2001 respectively.  Excluding the $1.8 million tax charge for our foreign subsidiary’s purchase of Benchmark’s international rights and the $10.2 million tax charge related to the planned repatriation of offshore earnings connected with the outsourcing of our Malaysian manufacturing, our effective tax rates on continuing operations were 13% and 3% respectively.  These benefit rates reflect the non-deductibility of goodwill impairment, write-downs of equity investments, purchased in-process research and development, and special charges.

The effective tax rates on income from continuing operations, excluding write-downs of equity investments, restructuring charges, transition charges, intangible amortization and other special charges was 30% for the nine months ended December 29, 2002 and December 30, 2001 respectively.

Results of Discontinued Operations

Loss from NAS discontinued operations, net of income taxes

(In thousands)	Three Months Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Loss from operations, net of income taxes	$(9,607)	$(7,221)	$(38,235)	$(26,689)

On October 28, 2002, we sold certain assets and assigned certain contract rights related to our NAS business.  The assets included inventories, service inventories, fixed assets and intellectual property.  The proceeds from the sale include approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer (with an option to acquire an additional $1.8 million of such equity securities), a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability related to the prior installed customer base of NAS products.

The loss from operations in the nine-month period ended December 29, 2002 includes an impairment charge of $16.4 million and special charges of $12.2 million. In the second quarter of fiscal year 2003, we determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell.  The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc. and certain assets of Connex.  In the first quarter of fiscal year 2003, a charge of $4.3 million was recorded related to the integration of sales and marketing activities within SSG.  The charge primarily relates to severance benefits for approximately 60 employees who were terminated as a result of this restructuring plan.  In the third fiscal quarter of fiscal year 2003, a charge of $7.9 million was recorded related to the severance of 45 employees and for vacant facilities charges associated with the sale of the NAS business.

Gain on disposition of HDD group, net of income taxes

On March 30, 2001, our stockholders approved the disposition of HDD to Maxtor. On April 2, 2001, each authorized and outstanding share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

The gain from disposition of discontinued operations of $124.1 million in the condensed statements of operations for the nine months ended December 30, 2001, reflects the gain on the disposition of HDD.  This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of HDD to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor. See risk factor entitled— If we incur an uninsured tax liability as a result of the disposition of HDD, our financial condition and operating results could be negatively affected.

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

Guarantor’s Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, “Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others”. FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the lease obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and we do not believe these provisions will have a material impact on our results of operations or financial position. The provisions for disclosures of product warranties are included in note 8, ‘Accrued Warranty’. The disclosures required for operating lease guaranteed value and for shares contingently issuable in connection with business combinations are included in note 18, “Guarantees, Commitments and Contingencies’.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. We do not intend to adopt the fair value based method of accounting for stock-based employee compensation, but will provide the additional disclosures required by SFAS No. 148.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (a.k.a. special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We believe that the operating lease disclosed in note 18, ‘Commitments and Contingencies’ could be subject to FIN 46. We are in the process of the evaluating the financial statement impact, if any, of adoption of FIN No. 46.

Subsequent Events

Acquisition of SANLight

On February 4, 2003, we entered into a definitive agreement to acquire the remaining outstanding shares of SANlight Inc., which we did not already own.  SANlight Inc. is a development stage enterprise in storage solution technology.  The purchase price is approximately $9 million, consisting of $8 million of Quantum common stock and acquisition costs of approximately $1 million.  We expect to expense a significant amount of purchased in-process research and development in connection with this acquisition, which we expect to finalize during the fourth quarter of fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for nine months ended
(dollars in thousands)	December 29, 2002	December 30, 2001
Cash and cash equivalents	$316,278	$363,115
Days sales outstanding (DSO) (1)	54.4	58.8
Inventory turns—annualized (1)	8.3	6.1
Net cash provided by operating activities of continuing operations	$23,718	$61,041
Net cash provided by (used in) investing activities of continuing operations	$(5,240)	$(65,792)
Net cash used in financing activities of continuing operations	$(38,299)	$(5,392)

(1) The ratios for the nine months ended December 29, 2002, include the effect of Benchmark balances.

First Nine Months of Fiscal Year 2003 compared to the First Nine Months of Fiscal Year 2002

Net cash provided by operating activities:

Net cash provided by operating activities of continuing operations decreased to $23.7 million provided in the first nine months of fiscal year 2003 from $61.0 million provided in the first nine months of fiscal year 2002.  The primary sources of this change are listed in the following table:

(In thousands)	Nine Months Ended		Change in cash (used), provided
	December 29, 2002	December 30, 2001
	cash (used), provided	cash (used), provided
Loss from continuing operations including cumulative effect of an accounting change	$(219,621)	$(33,766)	$(185,855)
Non-cash income statement items	194,515	112,953	81,562

Adjusted income (loss) from operations	(25,106)	79,187	(104,293)

Accounts receivable	15,245	28,801	(13,556)
Inventories	33,463	14,891	18,572
Accounts payable	25,940	23,206	2,734
Income taxes payable	(11,755)	1,299	(13,054)
Other, net	(14,069)	(86,343)	72,274

	$23,718	$61,041	$(37,323)

Net cash provided by operating activities of continuing operations decreased by $37.3 million in the nine months ended December 29, 2002 compared to the nine months ended December 30, 2001. The decrease in net cash provided by operating activities was primarily due to the increase in the loss from continuing operations and a decrease in cash provided by accounts receivable and income taxes payable, partially offset by an increase in cash provided by inventories, due to the transition to an outsourcing model for our tape drive manufacturing, and a decrease in cash used in net other liabilities.

The loss from operations in the nine months ended December 29, 2002, adjusted for non-cash items, was $25.1 million, a decrease of $104.3 million from the $79.2 million in income from operations reported in the nine months ended December 30, 2001.  The declining revenues and gross margins that we experienced during the first nine months of fiscal year 2003 primarily caused the decrease.

Net cash used in investing activities:

Net cash used in investing activities of continuing operations decreased to $5.2 million in the nine months ended December 29, 2002 from $65.8 million used in the nine months ended December 30, 2001. The decrease in cash used in investing activities reflects the following:

•	A decrease in the purchase of equity securities of $24.8 million;
•	The acquisition of M4 Data in April 2001 for $14.9 million;
•	A decrease in net cash used for purchases of property and equipment of $12.4 million;
•	The sale of equity securities in the second quarter of fiscal year 2003 for $11.0 million; partially offset by:
•	The use of cash in the acquisition of Benchmark in November 2002 of $3.0 million net ($11 million used in acquisition of Benchmark net of Benchmark cash acquired of $8 million).

Net cash used in financing activities:

Net cash used in financing activities of continuing operations was $38.3 million in the nine months ended December 29, 2002, compared to $5.4 million used in financing activities in the nine months ended December 30, 2001.  The increase in cash used in financing activities reflects principal payments of $38.7 million in the first quarter and $2.6 million in the third quarter of fiscal year 2003 for debentures issued in the M4 Data acquisition and a $35.3 million decrease in the proceeds from the exercise of employee stock options in the first nine months of fiscal year 2003 compared to the first nine months of fiscal year 2002.  The comparison of cash used was impacted by the lack of any repurchase of our common stock in the first nine months of fiscal year 2003, compared to $43.7 million in repurchases in the first nine months of fiscal year 2002.

Credit line

In April 2000, we entered into an unsecured senior credit facility with a group of banks providing a $187.5 million revolving credit line that would have expired in April 2003.  In December 2002, we terminated this facility and entered into a secured senior credit facility with a group of five banks, providing a $100 million revolving credit line that expires in June 2004.  As of December 29, 2002, $89 million is committed to standby letters of credit and there were no borrowings from the remaining $11 million available under this credit facility.  There is a cross default provision between this facility and the operating lease facility such that a default on one facility constitutes a default on the other facility.  The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line.  There is also a cross default provision between this facility and the operating lease facility (see note 18, ‘Commitments and Contingencies’), such that a default on one facility constitutes a default on the other facility.  If in future quarters we are in violation of any financial or reporting covenant and receive a notice of default letter from the bank group, the credit line could become unavailable, and any amounts outstanding could become immediately due and payable.   In addition, if we were unsuccessful in securing a waiver in subsequent quarters, we would also lose access to the $89 million standby letters of credit contained within our credit line facility and have to restrict $89 million of our cash to cover these existing letters of credit.  This would have a material and adverse impact on our liquidity.

Operating Lease Commitment

We have an operating lease commitment that requires us to maintain specified financial and reporting covenants.  There is a cross default provision between this lease and the credit line facility such that a default on one facility constitutes a default on the other facility.  We currently believe that we will be in compliance with future reporting and financial covenants. However, if in future quarters we violate these financial covenants, and are unable to obtain a waiver for such covenant violations, the lessor could terminate the lease, resulting in the acceleration of our obligation to purchase the leased facility for the stipulated sales price of $50 million. This could result in our having to purchase and re-sell the facilities promptly and potentially at a substantial discount to their current appraised value.  If this occurred, our liquidity and financial position would be materially and adversely affected.

General outlook

We have taken numerous actions over the last year to strengthen our cash position and balance sheet and to improve our ability to generate net income and positive cash flow from operating activities.  Many of these actions were taken in order to offset the negative impacts of increased competition in our product and market segments, as well as to counter the negative effects of the economic downturn, which have adversely impacted our business.

The actions that we have taken to strengthen our balance sheet include the following:

•	The sale of our venture capital portfolio;
•	The transition to an outsourced manufacturing model;
•	A reduction in inventory levels;
•	No common stock repurchases to date in fiscal year 2003;
•	Improved collection of receivables and a reduction in days sales outstanding (DSO’s); and
•	A reduction in capital expenditure levels.

Actions that we have taken to increase our ability to generate positive cash flow from operating activities include the following:

•	The sale of our NAS business, which was unprofitable and had negative cash flow;
•	Significant restructuring actions implemented over the last several quarters that were aimed at reducing costs (see note 13, ‘Special Charges);
•	The outsourcing of our manufacturing; and
•	The acquisition of Benchmark.

While we have taken actions to increase cash flows, there have been significant uses of cash and factors that reduced cash inflow in the first nine months of fiscal year 2003, including: our settlement of the debentures associated with the M4 Data acquisition of $41.4 million; the payment of $12.8 million toward our Colorado Springs, Colorado, operating lease commitment in order to bring this commitment in line with the facility’s recently appraised value; and cash inflows from the exercise of employee stock options are down by $35.3 million reflecting the decline in the company’s common stock price.

We expect to consume cash from operating activities in the fourth quarter of fiscal year 2003. Significant uses of cash include the upcoming semi-annual convertible bond interest payment and the use of more than $10 million of cash in order to meet special charge obligations, primarily for severance and vacant space.

However, we believe that our existing cash and capital resources, including any cash generated from operations after we complete our restructuring efforts over the next several quarters, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is dependent upon our ability to generate acceptable levels of revenue, maintain or improve gross margins, and maintain or reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future.  Operating cash flows, driven by net income, have been a significant source of our past liquidity. If in the future we do not return to sustained profitability, such lack of profitability may have a material adverse impact on our operating cash flows, liquidity and financial position.  Key factors in generating net income and positive operating cash flow include the introduction of competitive products and their effect on sales of our own comparable products, our ability to timely develop and offer new products, customer acceptance of new products, and our ability to deliver continued reductions in our cost of sales and operating expenses.  Also, changes in accounts receivable and inventory balances are significant factors in whether we provide or use cash from operations and are affected by our ability to collect cash from our customers in a timely manner and the continued demand for our inventory.  If we were to experience significant deterioration in sales, profit margins and/or working capital management and performance, cash flows from our operating activities would be materially and adversely affected, which would impact the future availability of debt or equity arrangements on terms acceptable to us as well as prevent us from making strategic investments in property, equipment, tangible and intangible assets.  We can make no assurances that we will be able to generate sufficient liquidity or obtain sufficient amounts of cash in the future, and if we cannot, this lack of cash could have a material adverse impact on our liquidity and financial position.

Capital Resources

During fiscal year 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions.  Of the total repurchase authorization, $600 million was authorized for repurchase of Quantum, DSS or the previously outstanding HDD common stock.  An additional $100 million was authorized solely for repurchase of the previously outstanding HDD common stock.  For the nine months ended December 29, 2002, there were no repurchases of Quantum common stock.  Since the beginning of the stock repurchase authorization through December 29, 2002, we have repurchased a total of 8.6 million shares of Quantum common stock (including 3.9 million shares that were outstanding prior to the issuance of the DSS and HDD common stocks), 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock, for a combined total of $612.1 million.  At December 29, 2002, there was approximately $87.9 million remaining authorized to purchase Quantum common stock.

We filed a registration statement that became effective on July 24, 1997, pursuant to which we may issue debt or equity securities, in one or more series or issuances, limited to $450 million aggregate public offering price.  In July 1997, under the registration statement, we issued $287.5 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock.  The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note).  We have recorded a receivable from Maxtor of $95.8 million for the portion of the debt previously attributed to HDD and for which Maxtor has agreed to reimburse us for both principal and associated interest payments.  Although we believe the $95.8 million due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, we would be obligated to pay this amount and record a loss with respect to this amount in a future period.  We may redeem the notes at any time with Maxtor’s mutual agreement.  In the event of certain changes involving all or substantially all of our common stock, the holder would have the option to redeem the notes.  Redemption prices range from 101% of the principal to 100% at maturity.  The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness.  Although we believe the $95.8 million due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, we would remain obligated to pay this amount and would likely record a loss with respect to this amount in a future period, which would have a material adverse effect on our results of operations and financial condition.

Debentures payable of $41.4 million were issued as partial consideration for the acquisition of M4 Data in April 2001. The debenture holders called and received payment from Quantum for $38.7 million in the first quarter of fiscal year 2003 and $2.7 million in the third quarter of fiscal year 2003.

The table below summarizes our long-term commitments:

(In thousands)	<1 year	>1 year and <2 years	2 years and beyond	Total
Convertible subordinated debt	$—	$287,500	$—	$287,500
Portion payable by Maxtor (1)	—	(95,833)	—	(95,833)

Subtotal	—	191,667	—	191,667

Short-term debt	443	—	—	443
Inventory purchase commitment	12,753	—	—	12,753

Operating lease - Colorado facility
- base rent	1,094	1,094	3,281	5,469
- contingent obligation (2)			50,000	50,000

Other operating leases	13,667	11,081	24,436	49,184

Total Contractual Cash Obligations	$27,957	$203,842	$77,717	$309,516

(1)	Refer to note 2 to the condensed consolidated financial statements.
(2)	Appraised value of the facility, the collateral that would be used to satisfy the contingent obligation, is $50 million.

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

We are exposed to general economic conditions that have resulted in significantly reduced sales levels and operating losses and, if such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be further adversely and materially impacted.

If the adverse economic conditions in the United States and throughout the world economy continue or worsen, we may experience a further material adverse impact on our business, operating results, and financial condition. We took actions in fiscal year 2002 and in the first nine months of fiscal year 2003 to reduce our cost of sales and operating expenses in order to address these adverse conditions.  A prolonged continuation or worsening of sales trends would require that we take additional actions to further reduce our cost of sales and operating expenses in subsequent quarters to align these costs with reduced revenue. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment.  If we are required to undertake further expense reductions, we may incur significant incremental special charges associated with such expense reductions that are disproportionate to sales, thereby materially and adversely affecting our business, financial condition and operating results.

Quantum is currently not profitable. If we are unable to generate positive cash flow from operating activities, our ability to obtain additional capital in the future could be jeopardized, and our business could suffer.

We must devote substantial resources to new product development, manufacturing, and sales and marketing activities to be competitive in our markets. Historically, cash flow from operating activities has provided us with a significant portion of the cash and liquidity that we have required in order to invest in the product development, manufacturing and sales activities that will allow us to maintain our competitiveness. Until or unless we return to profitable operations, we will have significantly less liquidity to invest in our business.  In turn, reduced cash flow from operations may jeopardize our ability to gain access to capital, which potentially could have a material adverse impact on our business, results of operations, liquidity, and financial condition.

To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions, research and development and other general corporate purposes, will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If our losses from operations were to persist at current levels or worsen, or if Maxtor were unable or unwilling to reimburse us for its portion of our debt, we would not have sufficient cash resources to pay our debt.  We cannot provide assurance that we will generate sufficient cash flow from operations, or that future borrowings will be available, or available in an amount sufficient to enable us to pay our debt or fund other liquidity needs.

If we are unable to generate sufficient cash flow and are unable to refinance or extend outstanding borrowings on commercially reasonable terms or at all, we may have to:

•	Reduce or delay capital expenditures planned for replacements, improvements and expansions;
•	Sell assets;
•	Restructure debt; and/or
•	Obtain additional debt or equity financing.

We cannot assure you that we could effect or implement any of these alternatives on satisfactory terms, if at all.

The agreements for our credit facilities contain various covenants that limit our discretion in the operation of our business.

The agreements for our secured credit facilities contain numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, thereby restricting our ability to:

•	Incur debt;
•	Incur liens;
•	Redeem or prepay subordinated debt;
•	Make acquisitions of businesses or entities;
•	Make investments, including loans, guarantees and advances;
•	Make capital expenditures;
•	Engage in mergers, consolidations or certain sales of assets;
•	Engage in transactions with affiliates;
•	Pay dividends or engage in stock repurchases; and
•	Enter into certain restrictive agreements.

Our ability to comply with covenants contained in our secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related covenants could result in an acceleration of our indebtedness and cross-defaults under our other indebtedness, which may have a material adverse effect on our financial condition. Even if we are able to comply with all covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Our senior secured credit facility is secured by a pledge of all of our assets.  If we were to default under our senior secured credit facility and were unable to obtain a waiver for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under the credit facility.  Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.

Our Storage Solutions group currently operates at a loss and may continue to operate at a loss.  If we are unable to make our Storage Solutions business profitable, the losses from this group could materially and adversely affect our business, financial condition and results of operations.

We have invested, and will continue to invest, in the development, promotion and sale of storage solutions, such as our recent acquisition of SANlight. Operating expenses associated with our Storage Solutions revenue are comparatively high, resulting in losses and cash consumption out of proportion to the revenue generated by the group, when compared to our tape business. Therefore, we will need to generate significant storage solutions revenues or significantly reduce our related operating expenses for the group in order to make the Storage Solutions business profitable. We cannot provide assurance that the Storage Solutions group will ever produce operating income or will ever generate positive cash flow, and, if we were unable to do so, these losses could negatively impact our business, financial condition and operating results.

Goodwill and intangible assets used in the Storage Solutions group were reviewed for possible impairment upon the adoption on April 1, 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The impairment test conducted relative to goodwill resulted in a $94.3 million accounting adjustment in the first quarter of fiscal year 2003 and a $58.7 million impairment charge in the second quarter of fiscal year 2003.  The intangible assets were not determined to be impaired, based on projections of discounted net cash flows from the Storage Solutions group compared to the carrying value of the intangible assets. However, both tests use financial projections involving significant estimates and uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid further impairment charges.  As a result, in the future, we may incur additional impairment charges related to our Storage Solutions business, which would adversely affect the group’s operating income, which could have a materially adverse impact on the results of our operations or our financial condition.

A majority of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales are concentrated among a few customers. Sales to our top five customers in the nine months ended December 29, 2002 represented 40% of total revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

The merger of Hewlett-Packard and Compaq in 2002 significantly increased the concentration of our sales and dependency on a single customer. Approximately 25% of our revenue derives from this newly merged entity, and, therefore, could be materially and adversely affected if Hewlett-Packard were to experience a significant decline in storage revenue whether due to customer loss or integration issues or otherwise.  There is an additional risk since the combined entity owns a competing LTO brand of tape drive and media.  The combined Hewlett-Packard and Compaq entity has decided to market both the LTO and Super DLTtape platforms, whereas Compaq had exclusively marketed Super DLTtape for tape backup and archiving.  To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLTtape and Super DLTtape products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

Competition has increased, and may increasingly intensify, in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology, which could materially and adversely affect our business, financial condition and results of operations.

We compete with companies that develop, manufacture, market and sell tape drive products. Our principal competitors include Exabyte Corporation (“Exabyte”), Hewlett-Packard, IBM Corporation (“IBM”), Seagate Technology Inc. (“Seagate”), Sony Corporation and Storage Technology Corporation (“StorageTek”).  These competitors are aggressively trying to advance and develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM and Seagate formed a consortium to develop and have developed new linear tape drive products (LTO).  These products target the high-capacity data back-up market and compete with our products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape and Super DLTtape drives and media. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive market with greater resources, a potentially greater market reach with a product that competes directly with our Super DLTtape drives and Super DLTtape media. These factors when combined with the current economic environment, which has resulted in reduced shipments of our own tape drives, and tape drives in general, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

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

Our products, particularly our tape products, including tape drives and automation systems, also compete with other storage technologies, such as hard disk drives.  Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If hard disk drive costs decline far more rapidly than tape drive and media costs, the competition resulting from hard disk drive based storage solutions, including backup solutions, may increase. As a result, our business, financial condition and operating results may be materially and adversely affected.

We do not control licensee pricing or licensee sales of tape media cartridges and, as a result, our royalty revenue may decline, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

We receive a royalty fee based on sales of tape media cartridges by Fuji Photo Film Co., Ltd. (“Fuji”), Hitachi Maxell Ltd. (“Maxell”), Sony and Imation. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. As a result, our royalty revenue will vary depending on the level of sales and prices set by the licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would reduce our margins on this product. As a result, our business, financial condition and operating results may be materially and adversely affected.

Our royalty and media revenue is dependent on an installed base of tape drives that utilize Super DLTtape and DLTtape media cartridges, and, if the installed base declines, or if competing media products gain market share from us, media and royalty revenue may decline, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

Competition from other tape or storage technologies that use their own media could result in reduced sales of Super DLTtape and DLTtape drives and such competition could also lower the installed base of tape drives that utilize DLTtape media. Since we earn a royalty from media consumed by the installed base of tape drives, a reduced installed tape drive base could result in a reduction in our media and royalty revenue. This could materially and adversely affect our business, financial condition and results of operations.

Our operating results depend on new product introductions, which may not be successful, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

To compete effectively, we must continually improve existing products and introduce new ones, such as the DX30. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

•	We will introduce any of these new products in the time frame we are forecasting;
•	We will not experience technical, quality, performance-related or other difficulties that could prevent or delay the introduction of, and market acceptance of, these new products;
•	Our new products will achieve market acceptance and significant market share, or that the markets for these products will grow as we have anticipated;
•

Our new products will be successfully or timely qualified with our customers by meeting customer performance and quality specifications because a successful and timely customer qualification must occur before customers will place large product orders; or

•	We will achieve high volume production of these new products in a timely manner, if at all.

If we are unable to generate sufficient amounts of future taxable income in the U.S., we may incur higher income tax expenses to write off the deferred tax assets and we may recognize lower tax benefits or no tax benefits associated with future losses.

We have approximately $20 million of deferred tax assets in excess of deferred tax liabilities.  This net amount represents future U.S. tax deductions that will reduce future U.S. tax liabilities only if we are able to generate sufficient amounts of future U.S. taxable income to realize the benefit of those tax deductions.  If we are unable to generate sufficient future taxable income, we may incur a tax expense to write-off the balance of this deferred tax asset.  In addition, our inability to generate sufficient amounts of future taxable income may prevent us from continuing to recognize tax benefits associated with any losses that we may incur in the future. This would have a material and adverse impact on our results of operations and financial condition.

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

We currently purchase the DLTtape and Super DLTtape media cartridges that we sell primarily from Imation, Fuji and Maxell.  We cannot provide assurance that Imation, Fuji or Maxell will continue to supply an adequate number of high quality media cartridges in the future. If component shortages occur, or if we experience quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased, and as a result, our business, financial condition and operating results could be materially and adversely affected. In addition, we qualify only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

Furthermore, our main supplier of tape heads is located in China.  Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs and delays in shipment of our products and could materially and adversely impact our business, financial condition and operating results.

We rely on heavily on distributors and other resellers to market and sell our products. If one or more distributors were to experience significant deterioration in financial condition or business relationship with us, this could disrupt the distribution of our products.

In certain product and geographic segments we heavily utilize distributors and value added resellers to perform the functions necessary to market and sell our products. To fulfill this role, the distributor must maintain an acceptable level of financial stability and creditworthiness.  If not, we may be required to reduce the amount of sales of our product to the distributor or terminate the relationship. We may also incur financial losses for product returns or for the failure or refusal to pay obligations owed to us. This could result in less product being available to the affected market segments and reduced levels of customer satisfaction, which could in turn have a material and adverse impact on our business, results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 114 United States patents and have 84 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

We have a lease for our Colorado Springs facility, which is accounted for as an operating lease. At the end of the lease term, we will either renew the lease, purchase the facility, or cause the facility to be sold to a third party, with us retaining an obligation to the lessor for the guaranteed value. The proceeds of a sale to a third party would be used to satisfy the $50 million obligation to the lessor at the end of the lease term. In the event of sale to a third party, we would be liable for any shortfall between the net proceeds resulting from the sale of the facility and the $50 million obligation to the lessor, up to a maximum of $43.9 million, and this could have a material adverse impact on our financial condition and liquidity.

In the past we incurred a charge because of a decline in the appraised value of this facility. We have the facility independently appraised on a periodic basis.  Any future declines in the appraised value of the facility would result in a charge, which could be material and adverse to our financial condition.

Our lease commitment requires us to maintain specified financial covenants.  If we fail to comply with these financial covenants and are unable to obtain a waiver, or amend the lease, for such future non-compliance, the lessor could terminate the lease, resulting in either the acceleration of our obligation to purchase the leased facility at the guaranteed value, which could have an adverse affect on our financial condition and liquidity.

In previous quarters we violated certain financial covenants under our credit facility; if in the future we again violate financial covenants, we may not be able to use this credit facility, which could materially and adversely impact our financial condition and liquidity.

In April 2000, we entered into an unsecured senior credit facility with a group of nine banks, providing a $187.5 million revolving credit line that expires in April 2003.  On August 9, 2002, we received a waiver from the bank group for covenant violations as of June 30, 2002.  During the quarter ended September 29, 2002, we violated the Tangible Net Worth, Leverage Ratio and EBITDA financial covenants of the credit line.  On October 25, 2002, we received a waiver of these covenant violations from the bank group for the quarter ended September 29, 2002.  In December 2002, we terminated this facility and entered into a secured senior credit facility with a group of five banks, providing a $100 million revolving credit line that expires in June 2004.  As of December 29, 2002, $89 million is committed to standby letters of credit.  If in future quarters we are in violation of any financial or reporting covenant and receive a notice of default letter from the bank group, the credit line could become unavailable, and any amounts outstanding could become immediately due and payable.   In addition, if we were unsuccessful in securing a waiver in subsequent quarters, we would also lose access to the $89 million standby letters of credit contained within our credit line facility and have to restrict $89 million of our cash to cover these existing letters of credit.  This would have a material and adverse impact on our liquidity.

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

We completed the acquisition of Benchmark during the third quarter of fiscal year 2003.  If we fail to successfully integrate this acquisition, it could harm our business, financial condition and operating results.

As a part of our business strategy, we acquired Benchmark, whose business is complementary to our DLT group’s products and technologies. Any acquisition is accompanied by the risks commonly encountered in acquisitions of companies. These risks include:

•	Difficulties in assimilating its operations and personnel;
•	Diversion of management’s attention from ongoing business concerns;
•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
•	Insufficient revenues to offset increased expenses associated with the acquisition;
•	Maintenance of uniform standards, controls, procedures and policies;
•	Impairment of existing relationships with employees, suppliers and customers as a result of the integration of new personnel;
•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or incur losses from these investments; and
•	Assumption of unknown liabilities or other unanticipated adverse events or circumstances.

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

We outsourced tape drive manufacturing to Jabil during the third quarter of fiscal year 2003.  Our Storage Solutions Group has increased its use of contract manufacturers for certain manufacturing functions as well.  Our ability to meet customer demand depends on our ability to obtain timely deliveries of products and parts from our suppliers; as a result, if we cannot obtain these products and parts in such a manner, such a delay could materially and adversely impact our business, financial condition and results of operations.

•

Sole source of product supply.  Jabil is our sole source of supply for all of our tape drives and certain tape automation products. Because we are relying on one supplier, we are at greater risk of experiencing component shortages or other delays in customer deliveries that could result in customer dissatisfaction and lost sales, which could materially damage customer relationships and result in lost revenue.

•

Cost and purchase commitments.  We may not be able to control the costs we would be required to pay Jabil for the products they manufacture for us.  Jabil procures inventory to build our products based upon a forecast of customer demand that we provide. We would be responsible for the financial impact on Jabil of any reduction or product mix shift in the forecast relative to materials that Jabil had already purchased under a prior forecast.  Such a variance in forecasted demand could require us to pay Jabil for finished goods in excess of current customer demand or for excess or obsolete inventory.  As a result, we could experience reduced gross margins and larger operating losses based on these purchase commitments.

•

Quality.  We will have limited control over the quality of products produced by Jabil. Therefore, the quality of the products may not be acceptable to our customers and could result in customer dissatisfaction, lost revenue, and increased warranty costs.

Our manufacturing outsourcing arrangement in Malaysia with Jabil, a third party contract manufacturer, has the potential to affect our tax status in Malaysia and could therefore materially and adversely affect our business, financial condition and results of operations.

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

A significant portion of the consideration for the disposition of the material assets of our NAS business was restricted stock and a debt instrument issued by the buyer, a privately held company.

A portion of the consideration for the sale of the material assets of our NAS business was $3.9 million in restricted equity securities and a secured $2.4 million promissory note issued by the buyer, a privately held company.  The equity securities are “restricted securities”, as that term is defined in Rule 144 under the Securities Act of 1933, as amended, and, therefore, are subject to substantial restrictions on the sale or disposition of such shares, many of which restrictions are contingent on or governed by matters solely within the control of the privately-held company.  Similarly, the secured promissory note may become subject to the priority of a future senior lender and does not become due and payable until May 2003 and, even then, is only partly due and payable.  Because of the nature of the privately held issuer as well as the restrictions on our ability to transfer these securities, there is no public market for these securities.

We generally record our investment in an early development stage company’s equity and debt securities on a cost basis, adjusted for other than temporary impairment. The restricted stock and promissory note we received in the NAS disposition has a combined carrying value of $6.3 million but could lose value and become worthless if the buyer fails to profitably achieve its business plans or is not able to obtain adequate funding to do so.  And because there is no market in these securities, we would not be able to hedge or otherwise mitigate any loses on these securities.  If the buyer is not successful in achieving its business plan, we could be required to write down some or all of the value of these assets, which could have a material and adverse impact on our financial condition and results of operations.

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

Maxtor’s failure to perform under the agreements in connection with our convertible debt and contingent liabilities would harm our business, financial condition and operating results.

Maxtor has agreed to assume responsibility for payments of up to $95.8 million of our convertible debt. If Maxtor fails to repay its portion of the convertible debt, we would have to deplete our existing cash resources or borrow cash to make the payments. As a result, our business, financial condition and operating results could be materially and adversely affected.

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

A significant portion of our manufacturing and sales operations occurs in foreign locations; we are increasingly exposed to risks associated with conducting our business internationally.

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

In addition, our suppliers have operations in several emerging or developing economies that have a potential for higher risk than in the developed markets. The risks associated with these economies include, but are not limited to, political risks and natural disasters. In particular, with one of our outsourced manufacturers located in Malaysia, a significant portion of our product manufacturing may be subject to such political and climactic risks. Political instability, including the threat of terrorism, or a natural disaster in Malaysia or any other foreign market in which we operate could materially and adversely affect our business, financial condition and results of operations.

We are exposed to fluctuations in foreign currency exchange rates and an adverse change in foreign currency exchange rates relative to our position in such currencies could have a materially adverse impact on our business, financial condition and results of operations.

We do not use derivative financial instruments for speculative purposes. Our goal is to hedge our foreign currency-denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency obligations to match and offset net currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency obligations. We have used in the past, and may use in the future, foreign currency forward contracts to hedge our exposure to foreign currency exchange rates. To the extent that we have assets or liabilities denominated in a foreign currency that are inadequately hedged or not hedged at all, we may be subject to foreign currency losses, which could be significant.

Our international operations can act as a natural hedge when both operating expenses and sales are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since an insignificant amount of our net sales for the nine months ending on December 29, 2002 are denominated in currencies other than the U.S. dollar, we do not believe that our total foreign exchange rate exposure is significant. Nevertheless, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of that particular foreign currency to equal a specified amount of U.S. dollars than before such rate increase. In such cases, and if we were to price our products and services in that particular foreign currency, we would receive fewer U.S. dollars than we would have received prior to such rate increase for the foreign currency. Likewise, if we were to price our products and services in U.S. dollars while competitors priced their products in a local currency, an increase in the relative strength of the U.S. dollar would result in our prices being uncompetitive in those markets. Such fluctuations in currency exchange rates could materially and adversely affect our business, financial condition and results of operations.

We must maintain appropriate levels of service inventories.  If we have too little service inventory, we may experience increased levels of customer dissatisfaction.  If we have too much service inventory, we may incur financial losses.

We maintain levels of service inventories to satisfy future warranty obligations and also to earn service revenue to repair products for which the warranty has expired. We estimate the required amount of service inventories based on historical usage and forecasts of future warranty requirements, including estimates of failure rates and costs to repair, and out of warranty revenue.  Given the significant levels of judgment inherently involved in the process, we cannot provide assurance that we will be able to maintain appropriate levels of service inventories to satisfy customer needs and to avoid financial losses from excess inventory charges. If we are unable to maintain appropriate levels of service inventories, our business, financial condition and results of operations maybe materially and adversely impacted.

Many of our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other disasters could cause damage to our facilities and equipment, which could require us to curtail or cease operations.

Many of our facilities are located in Northern and Southern California, near known earthquake fault zones and are, therefore, vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck Northern California. In addition, in 1994, a major earthquake that caused significant property damage and a number of fatalities struck Southern California. We and our suppliers are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or completely, impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

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

The information contained in note 12 to the condensed consolidated financial statements is incorporated into this Part II, Item 1 by reference.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other information

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1

Master Lease, Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 17, 2002, between Selco Service Corporation, as Lessor, and Quantum Corporation, as Lessee

10.2

Participation Agreement, dated as of December 17, 2002, by and among Quantum Corporation, as Lessee, Selco Service Corporation, as Lessor, Comerica Bank-California, Fleet National Bank and Keybank National Association, as Participants, and Keybank National Association, as Agent for the Participants

10.3	Credit Agreement, dated as of December 17, 2002, by and among Quantum Corporation, each lender, and Keybank National Association, as Administrative Agent and Issuing Lender

10.4***	Master Supply Agreement, dated as of December 10, 2002, between Quantum Corporation, and Jabil Circuit, Inc.

10.5***	Repair Services Agreement, dated as of December 10, 2002, between Quantum Corporation and Jabil Circuit, Inc.

10.6***	Transition Services Agreement, dated as of December 10, 2002, between Quantum Corporation and Jabil Circuit, Inc.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
***Confidential treatment has been requested for omitted portions.

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three months ended December 29, 2002:

On November 12, 2002, Quantum Corporation filed a Current Report on Form 8-K, reporting that on October 28, 2002, Quantum Corporation completed the sale of the Network Attached Storage  (“NAS”) business to SNAP Appliance, Inc. (“SNAP”) f/k/a Broadband Storage, Inc.

On November 15, 2002, Quantum Corporation filed a Current Report on Form 8-K, reporting that on November 13, 2002, Quantum Corporation completed the acquisition of Benchmark Storage Innovations, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION (Registrant)

Date: February 11, 2003	By:	/s/ Michael J. Lambert
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

Date: February 11, 2003

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

Date: February 11, 2003

/s/ Michael J. Lambert
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Belluzo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Quantum Corporation on Form 10-Q for the fiscal quarter ended December 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

By: /s/ Richard Belluzo Name: Richard Belluzo Title: Chief Executive Officer

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Lambert, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Quantum Corporation on Form 10-Q for the fiscal quarter ended December 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

By: /s/ Michael J. Lambert Name: Michael J. Lambert Title: Executive Vice President, Finance and Chief Financial Officer