Form 10-K
QUANTUM CORP /DE/
filed 2003-06-30
CIK 709283

As filed with the Securities and Exchange Commission on June 30, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-13349

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]    NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [ X ] No [  ].

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the Registrant was approximately $208.7 million on September 29, 2002, the last day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of the close of business on June 24, 2003, there were approximately 175.7 million shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 3, 2003, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectation that media royalties will continue to be a significant source of our DLTG revenues, (2) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (3) our belief that we can obtain any necessary intellectual property licenses for our business on commercially reasonable terms, (4) our belief that we will enhance our product line, expand our product reach and sales channels, seek out new OEM relationships and refine our branded sales model, (5) our belief that our existing facilities are adequate to meet our business needs for the next 12 months, (6) our expectation that our Benchmark acquisition will continue to have a favorable impact on our tape drive gross margin rate and will allow us to better serve the data protection needs of customers in the value segment of the tape drive business, (7) our intention to expand DLTtape technology to increase tape drive storage capacity to 2.4 terabytes in the next several years, (8) our intention to provide autoloaders and libraries from the desktop computer to the data center and expand our sales channels to sell our tape automation products to more customers, (9) our anticipated release of our DX100 product in the third quarter of fiscal year 2004, (10) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (11) our belief that strong competition in the tape drive and tape automation systems markets will result in further price erosion, (12) our expectation that our third generation of tape drives based on DLTtape technology will begin shipping to customers in the third quarter of fiscal year 2004, (13) our expectation that we will realize annual cost savings from our restructuring programs of approximately $55 million, (14) our expectation that any debentures that we issue after the date of this Annual Report on Form 10-K in connection with our acquisition of M4 Data will total approximately $3 million in principal amount, (15) our expectation that revenue from the M4 Data acquisition for the purchased in-process projects will grow between 2002 and 2008, (16) our expectation that revenue from the SANlight acquisition for the purchased in-process projects will grow between 2003 and 2008, (17) our expectation that SANlight in-process research and development projects will be completed in the second half of fiscal year 2004, (18) our expectation that our purchases of property and equipment will increase for fiscal year 2004 compared to fiscal year 2003, (19) our expectation regarding our investment of cash balances in the future in order to achieve higher yields than money market deposits, (20) our expectation that we will generate cash from operating activities in fiscal 2004 through maintaining or improving gross margins and controlling operating costs, (21) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (22) our belief that Maxtor will ultimately pay us the $95.8 million that it owes us, (23) our expectation that we will continue to devote substantial management and financial resources to improving existing products and introducing new ones, (24) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (25) our expectation that we will make additional acquisitions in the future, (26) our belief that we incur a tax expense in fiscal year 2004 for foreign taxes, including withholding taxes, of approximately $10 million and (27) our belief that our total foreign exchange rate exposure is not significant, is inherently uncertain as it is based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships;  and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Annual Report on Form 10-K.  Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

ITEM 1.  Business

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, is a global leader in data protection, meeting the needs of business customers with our enterprise-wide storage solutions and services. With an installed base of nearly two million tape drives in use and more than 90 million tape media cartridges shipped to date, our DLTtape™ technology is the standard for backup, archiving, and recovery of mission-critical data. We are also a leader in the design, manufacture and service of automated tape libraries used to manage, store and transfer data. In fiscal year 2003, the company expanded into the area of disk-based backup, with a solution that emulates a tape library and is optimized for data protection.

Our Internet address is www.quantum.com. On our Investor Relations web site, we post all Securities and Exchange Commission filings as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. All such filings on our Investor Relations web site are available free of charge. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Quantum named Richard Belluzzo as our new Chief Executive Officer for the Company effective September 3, 2002. Mr. Belluzzo succeeded Michael Brown, who retained the position of Chairman of Quantum’s Board of Directors.

Quantum’s stock symbol is DSS and this is the only stock symbol that represents Quantum. In the past, we had two separate classes of common stock. Until the beginning of fiscal year 2002, we operated our business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”), which were represented by two classes of Quantum common stock, DSS common stock and HDD common stock, which were intended to track separately the respective businesses of the Company. Our stockholders approved the tracking stock structure on July 23, 1999, and on August 3, 1999, each authorized share of Quantum common stock was exchanged for one share of DSS common stock and one-half share of HDD common stock. On March 30, 2001, our stockholders approved the disposition of HDD to Maxtor Corporation (“Maxtor”). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. The DSS business now represents Quantum, and as such, DSS is no longer a tracking stock, but is now the only common stock for Quantum Corporation.

Business Summary

Quantum’s business consists of two main segments: the DLT group and the Storage Solutions group. Our DLT group consists of tape drive and tape media cartridge product lines. Our Storage Solutions group consists of tape automation systems and solutions product lines and includes our recently introduced disk-based backup system.

Both business groups had declining revenues and lower gross margins in fiscal year 2003 and in fiscal year 2002, compared to previous fiscal years. In addition, we incurred losses from continuing operations in fiscal years 2003 and 2002. The factors driving these trends were the generally weak economic conditions that have persisted for the last two years, which have resulted in reduced customer spending on Information Technology (“IT”), and increased competition from other computer equipment manufacturers. Because of these trends and the reduced corporate infrastructure that we required following the disposition of HDD to Maxtor, which represented a major corporate realignment for Quantum, we have taken numerous cost reduction actions in fiscal years 2003 and 2002, which are described in more detail within "Special Charges" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

We sold our Network Attached Storage (“NAS”) business, which was part of our Storage Solutions group, to SNAP Appliance, Inc., (formerly known as Broadband Storage, Inc.), a privately held company, in October 2002. We engaged in the NAS business following the acquisition of Meridian Data Inc., in September 1999 and of certain assets of Connex in August 2001.

DLT Group (“DLTG”)

In DLTG, we design, develop, license, service, and market DLTtape and Super DLTtape drives (collectively referred to as “tape drives”), as well as DLTtape and Super DLTtape media cartridges (collectively referred to as “tape media cartridges”). The DLTtape drives are targeted at the “value” or “price sensitive” segment of the tape drive market in which we compete. The Super DLTtape drives are targeted at the “performance sensitive” segment of the tape drive market in which we compete. We earn most of our revenue by selling tape drives and the tape media cartridges used by tape drives and earn a significant portion of our media revenue from royalties paid to us by manufacturers who license tape media cartridge technology from us. Super DLTtape technology has a higher storage capacity and transfer rate than DLTtape technology. Both DLTtape and Super DLTtape products are used to back up large amounts of data stored on network servers. Digital Linear Tape, or DLTtape and Super DLTtape, is our half-inch tape technology that is the leader in mid-range UNIX and NT system backup and archive applications.

DLTtape and Super DLTtape drives store data on DLTtape and Super DLTtape media cartridges, respectively. Historical use of tape drives has shown that drives use many tape media cartridges per year in archival and backup processes. This historical use suggests that the installed base of tape drives will result in continued demand for tape media cartridges. Our tape media cartridges are manufactured and sold by licensed third-party manufacturers and directly by us.

We receive a royalty on tape media cartridges sold by our licensees, which, while resulting in lower revenue per unit than tape media cartridges sold directly by Quantum, generates relatively comparable gross margin dollars. We prefer that a substantial portion of tape media cartridge sales occur through this license model because this minimizes our operational risks and expenses and provides an efficient distribution channel. Currently, more than 80% of tape media cartridge unit sales occur through this license model. We believe that the large installed base of tape drives, and our licensing of tape media cartridges, are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, and this trend is expected to continue.

On August 29, 2002, we signed an agreement to outsource our DLT and Super DLT tape drive manufacturing and certain of our tape automation manufacturing to Jabil Circuit Inc. (“Jabil”). Under the terms of the agreement, Jabil acquired our tape drive raw materials, work-in-process inventories and production fixed assets from us, and will utilize our manufacturing facility in Penang, Malaysia. The outsourcing was completed in December 2002, at which time Jabil began production under the terms of the agreement. Jabil paid Quantum $17 million during the third quarter of fiscal year 2003 mainly for inventory transferred from Quantum to Jabil.

On November 13, 2002, we completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”), a privately held company. The acquisition will enable us to expand our tape business by adding Benchmark’s complementary products to better serve the data protection needs of both new and existing customers in the value segment of the tape drive business. The acquisition combines our leadership in providing high-performance, high-capacity tape drives with Benchmark’s expertise in delivering high-quality tape products at a lower price for more value-oriented customers.

Storage Solutions Group (“SSG”)

In SSG, we design, develop, manufacture, service, and market tape automation systems and solutions. Our tape automation systems, including tape libraries and autoloaders, serve the entire tape library data storage market from desktop computers to enterprise-class computers. We offer a broad line of tape automation systems, which are used to manage, store and transfer data in enterprise networked computing environments.

The recent completion of the Benchmark acquisition enabled us to expand our tape automation business by adding Benchmark’s complementary low cost automation product to our product range.

In April 2001, we completed the acquisition of M4 Data (Holdings) Ltd., (“M4 Data”) a privately held data storage company based in the United Kingdom, to leverage M4 Data’s complementary high performance and scalable tape automation products and technologies to enhance the range of storage solutions offered to our customers.

In March 2003, we completed the acquisition of the remaining outstanding shares of SANlight Inc. (“SANlight”), which we did not already own. The acquisition provided us with software technology and expertise that we can leverage in our enhanced backup solutions.

Strategy

In fiscal year 2003, we established a strategy that defines our priorities. The strategy includes growing our tape drive and tape automation businesses, generating cash and profitability, increasing the efficiency of our operating structure and investing in new product categories for future growth. Our strategy consists of the following four strategic priorities:

1. Establish Quantum as the undisputed leader in tape drives. Our goal is to continue to deliver innovative tape drives and solutions to meet growing customer demand. This involves both Super DLTtape drive and Value DLTtape drive products and maintaining compatibility between the two product families.

Our progress during fiscal year 2003 included the introduction of the SDLT 320 tape drive, which drove an increase in our market share in the Super DLTtape drive category from 33 percent in calendar year 2001 to 38 percent in calendar year 2002. In addition, we added a low-cost value DLTtape drive to our product offering by completing the Benchmark acquisition. With this progress, our product offering spans the low-to high-end of the midrange tape market, and our products are capable of storing from 80 gigabytes to 320 gigabytes of compressed data on a single tape drive. We intend to expand DLTtape technology to increase tape drive storage capacity to 2.4 terabytes in the next several years.

2. Significantly grow the tape automation business. To achieve this goal, we intend to provide autoloaders and libraries from the desktop computer to the data center, and expand our sales channels to sell our tape automation products to more customers.

Our progress during fiscal year 2003 included the expansion of our tape automation product line with the introduction of the ATL ValueLoader and ATL SuperLoader in the entry-level autoloader area and the ATL M1800 and ATL M2500 modular libraries in the mid-range of the tape automation market. We added the ATL ValueLoader to our product offering by completing the Benchmark acquisition. Our progress in expanding our sales channels includes new OEM business with Dell Computer Corporation (“Dell”), Hewlett-Packard Company (“Hewlett-Packard”), IBM Corporation (“IBM”) and Tandberg Data ASA (“Tandberg”) at the entry level, Sun Microsystems Inc. (“Sun”), in the mid-range and Hewlett-Packard at the high-end of the tape automation market. We intend to continue to enhance our product line, expand our sales channels, seek out new OEM relationships and refine our branded sales model.

3. Build a new category of enhanced backup solutions (“EBS”). The goal of offering EBS is to improve the data backup process by offering a disk-based storage appliance with integrated storage management software, which enables a company to better leverage its existing infrastructure to significantly accelerate the data backup and restore process.

Our disk-based appliances, referred to as the DX Series, enable customers to quickly back up critical data and then transfer the data at a later time to tape for archival purposes. Our first product in this new category was the DX30, which began shipment in the third quarter of fiscal year 2003 and was targeted at mid-sized data centers. Our next product in this category, targeted at the large enterprise-level will be the DX100, which will provide significantly more capacity and performance. This product is scheduled for release in the third quarter of fiscal year 2004.

4. Build an efficient operational platform. Our goal is to continue to streamline our processes, optimize our cost structure and focus on reducing expenses, in order to improve our operating and financial performance. As a follow-on to the restructuring and cost improvement actions that we completed in fiscal year 2003, we also intend to pursue product initiatives, including quality programs, system architecture streamlining and supply chain improvement efforts, in order to improve gross margins, as well as other streamlining initiatives to increase operating efficiency and effectiveness and reduce operating costs.

Products

Our products include:

DLTG:

We offer tape drive products and tape media cartridges based on DLTtape™ technology, which are targeted to serve workgroup, mid-range and enterprise business needs.

•	Super DLTtape drives.

The Super DLTtape drive family includes drives that have native capacities of up to 160 gigabytes (GB) (320GB compressed) and transfer rates of up to 16 megabytes (MB) per second (32MB compressed). These tape drives use Super DLTtape media cartridges and can back-read cartridges written on most DLTtape and DLTtape VS drives.

•	Value DLTtape drives

The family of Value DLTtape drives includes drives with up to 80GB of native capacity (160GB compressed) and sustained data transfer rates of up to 8MB per second (16MB compressed). These tape drives are compatible with DLTtape or DLTtape VS media cartridges.

•	Super DLTtape media cartridges
The Super DLTtape media cartridges are designed and formulated specifically for use with Super DLTtape drives. The capacity of a Super DLTtape media cartridge is up to 160GB native (320GB compressed).

•	DLTtape media cartridges
The DLTtape and DLTtape VS media cartridges are designed and formulated for use with Value DLTtape drives. The capacity of these media cartridges is up to 80GB (160GB compressed).

SSG:

Quantum ATL Tape Libraries™, Autoloaders and disk-based backup systems automatically manage and protect business-critical data in network environments. Modular solutions maximize customer investment with simple-to-manage systems for workgroup, departmental, mid-range, and enterprise-class applications. Our automated systems are fully compatible with major hardware platforms and are supported by nearly 40 popular data management software applications.

SSG’s products are divided into the following two categories to reflect different go-to-market business models.

1. High-Volume Products

High-volume products are sold mainly through third-party distributors, value-added resellers and OEMs, and include the ATL ValueLoader™, the ATL SuperLoader™ and the ATL M1500/M1800.

The ATL SuperLoader tape library is a scalable tape autoloader that provides up to 3.5 terabytes (TB) of capacity and 108GB/hour throughput in a 2U (U is a standard of measure, 1.75” high) rack-mount form factor and is a modular, high-density tape automation solution designed for the workgroup environment. It contains one or two removable active magazines and is available with up to 16 cartridges and a bar code reader for high performance inventory management.

The ATL ValueLoader was added to our product portfolio through the acquisition of Benchmark in the third quarter of fiscal year 2003. The rack-optimized ATL ValueLoader uses a single DLT VS80 or LTO-1 tape drive with an eight-cartridge capacity and provides up to 800GB of data storage and 54GB/hour throughput.

Within our high-volume line are the ATL M1500 and ATL M1800, which are modular automation systems. The ATL M1500 is a modular library that is rack mountable and available in increments of two drives and 21 (DLT and Super DLT) or 25 (LTO) cartridges that easily scale up to 20 drives and 250 cartridges. The ATL M1800 has double the performance and capacity of the M1500 and can accommodate up to four drives and 50 cartridges, and is scalable to 20 drives and 250 cartridges.

2. High-Touch Products

High-touch products are sold mainly through value-added resellers, OEMs, and direct accounts.  These products require a higher level of customer engagement to complete a more complex storage solutions sale and include the ATL M2500, the P-Series libraries, and our DX disk-based enhanced backup systems.

The ATL M2500 is an entry-point enterprise-class library that begins with one to six drives and can accommodate up to 100 cartridges. The M2500 is stackable with up to three modules in a standard rack, and utilizing a Stacklink™ feature, it can provide compressed storage capacity of up to 60TB per rack.

P-Series Libraries

The ATL P4000 and the ATL P7000 feature Prism Library Architecture™ and are high- performance storage solutions for the enterprise data center.  The ATL P4000 scales to 322 data cartridges and 10 tape drives, providing up to 64TB of capacity and 1.3TB/hour performance.  The ATL P7000 scales up to 679 data cartridges and 16 tape drives, providing up to 136TB capacity and 2TB/hour performance.  Multiple P-Series libraries can be linked together to form a single library system providing up to 479TB capacity and 10TB/hour performance.

Disk-Based Backup Systems

The Quantum DX30 disk-based enhanced backup system significantly improves backup and restore times by incorporating RAID-protected* disks into the backup data path. Operating system-independent, the Quantum DX30 stores over 3TB of native capacity within a 4U (7 inch) rack-mounted package, expandable to 10TB of capacity. Because it emulates a tape library, the Quantum DX30 can be rapidly implemented and easily managed with no software modifications or policy changes required.

StorageCare Services

StorageCare™ services are a group of services that support Quantum products from purchase through product life. StorageCare services include product installation and integration, warranty support, and on-site service agreements.

*RAID denotes Redundant Array of Independent Disks, also known as Redundant Array of Inexpensive Disks.

For more information about our products, please visit our website at www.quantum.com.

Customers

Our tape drives have achieved broad market acceptance in the mid-range network server market with leading computer equipment manufacturers such as Hewlett-Packard, Dell, Storage Technology Corporation (“StorageTek”) and Overland Storage Inc. Customers for our storage solutions, including tape automation systems, include Hewlett-Packard, Dell, Sun, EMC Corporation, IBM and Bell Microproducts Inc.

Because the leading computer equipment manufacturers have a dominant market share of the computer systems into which our products are incorporated, our sales are concentrated with several key customers. Sales to our top five customers in fiscal year 2003 represented 39% of revenue, compared to 45% of revenue in fiscal year 2002 and 48% of revenue in fiscal year 2001. Sales to Hewlett-Packard, which merged with the Compaq Computer Corporation (“Compaq”) in 2002, were 22% of revenue in fiscal year 2003, compared to combined sales to Hewlett-Packard and Compaq of 28% of revenue in fiscal year 2002 and 30% of revenue in fiscal year 2001.

These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold directly to our top five customers by our other OEM tape drive customers.

Sales and Marketing

We market our products directly to end customers, manufacturers of computer systems and workstations, distributors, resellers and systems integrators through our worldwide sales force.

We support international sales and operations by maintaining sales offices throughout the world. Our international revenue, including sales to foreign subsidiaries of U.S. companies, was 39% of our total revenue in fiscal year 2003 compared to 41% of our total revenue in fiscal year 2002 and 35% of our total revenue in fiscal year 2001.

Strategic Licensing Partners

Fuji Photo Film Co., Ltd. (“Fuji”), Hitachi Maxell, Ltd. (“Maxell”), Sony Corporation (“Sony”) and Imation Corporation (“Imation”) are qualified manufacturers of DLTtape media cartridges for Quantum. Maxell and Fuji are also licensed to manufacture Super DLTtape media cartridges. Our license agreements with Fuji, Maxell, Sony and Imation allow those companies to independently sell tape media cartridges for which we receive royalties. These strategic license agreements expand the market for DLTtape and Super DLTtape technology and provide customers with multiple channels for obtaining tape media cartridges.

In fiscal year 1999, we entered into a tape drive manufacturing license and marketing agreement with Tandberg, a European-based data storage company. Following this agreement, Tandberg became an independent manufacturer of our tape drives, and in fiscal year 2002, Tandberg elected to subcontract the manufacturing of tape drives to Quantum. Under this subcontract arrangement we sell drives to Tandberg for revenue and there is no royalty attached to Tandberg’s sale of these drives. Tandberg markets a full spectrum of DLTtape drives, DLTtape media cartridges and tape automation systems.

Manufacturing

We manufacture certain tape automation systems in our facility in Irvine, California, and in Yately, United Kingdom. We previously manufactured our tape drives at our facility in Penang, Malaysia. During fiscal year 2003 we outsourced our tape drive manufacturing, and tape automation manufacturing of the ATL M1500 and ATL SuperLoader to Jabil, in order to continue to reduce our cost structure. Under the terms of the agreement, Jabil currently utilizes our manufacturing facility in Penang, Malaysia, and acquired raw materials, work-in-process inventories and production fixed assets from us in connection with this manufacturing outsourcing arrangement. We previously manufactured our ATL M1500 modular tape automation systems in Yately, United Kingdom. However, to improve our overall cost competitiveness, we shifted production of the ATL M1500 modular tape automation systems to our facility in Penang, Malaysia and the ATL M1500 is now also manufactured for us by Jabil.

The tape drives acquired in the Benchmark acquisition are manufactured in Mariveles, the Philippines, by Mitsumi Electric Co Ltd. (“Mitsumi”), a third party contract manufacturer. Third parties manufacture all of our tape media cartridges and certain of our tape automation systems.

We purchase subassemblies, parts, and components for our products from U.S. and international vendors. These purchases make up a substantial portion of our production costs.  In-house manufacturing, assembly, and testing make up the remaining balance of our production costs.

Certain parts and components included in our products are obtained from sole source suppliers or a limited group of suppliers. For a discussion of risks associated with such suppliers, see Trends and Uncertainties - “Our reliance on a limited number of third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems, and, as a result, our business, financial condition and operating results may be materially and adversely affected”.

With the outsourcing agreements to Jabil, in addition to other outsourcing agreements, we have a sole source of supply for all of our tape drives and most of our tape automation products. This may put us at greater risk of experiencing component shortages or other delays in customer deliveries, which could result in customer dissatisfaction and lost sales, which would materially damage customer relationships and result in lost revenue. In addition, we may not be able to control the amounts we will be required to pay Jabil and other contract manufacturers for the products they manufacture for us, or the quality of such products.

Research and Development

We invested approximately $111.9 million, $111.5 million and $116.8 million in research and development in fiscal years 2003, 2002 and 2001, respectively. We are focusing our research and development efforts on the development of new tape drives, tape automation systems, disk-based backup systems, software storage architectures, and other storage solutions and services. In particular, we are currently developing future generations of Super DLTtape drives based on DLTtape technology. We expect our third generation of Super DLTtape drives based on DLTtape technology to begin shipping to customers in the third quarter of fiscal year 2004. We are also continuing to focus on a full range of tape automation products, including autoloaders, modular libraries and high-end enterprise libraries for the mid-range market, and on disk-based backup systems. We maintain research and development facilities in Boulder, Colorado; Shrewsbury, Massachusetts; and Irvine, California.

Competition

Competition in the mid-range network market for tape drives has intensified. In this market we compete primarily with Exabyte Corporation (“Exabyte”), Hewlett-Packard, IBM, Seagate Technology Inc. (“Seagate”), and Sony. Hewlett-Packard, IBM and Seagate are part of a consortium, referred to in the industry as the “LTO consortium”, which developed new tape drive products using linear tape open (or LTO) technology. Such products target the high-capacity data storage market and compete with products based on Super DLTtape technology. Key competitive factors in the tape storage market include capacity, transfer rate, reliability, durability, scalability, compatibility and cost.

Competition in tape automation systems has also intensified. In this market we compete primarily with Advanced Digital Information Corporation (“ADIC”), Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek, each of which offers competing tape automation systems and technologies.

Our tape storage products, both tape drives and tape automation systems, also compete with other storage technologies, such as hard disk drives. The competition from hard disk drives as an alternative backup solution has increased and may continue to increase, especially if the hard disk drive price/ performance ratio continues to decline. For a discussion of risks associated with competing technologies, see Trends and Uncertainties - “We derive almost all of our revenue from products incorporating tape technology; if competition from alternative storage technologies continues or increases, our business, financial condition and operating results would be materially and adversely harmed.”

In both segments of our business, strong competition has resulted in price erosion and we expect this trend to continue.

Warranty and Service

We generally warrant our products against defects for periods ranging from one to three years from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems have a warranty period of one to three years, with service agreements available to customers to extend or upgrade the warranty service. We perform services from our facility in Dundalk, Ireland, to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide tape library warranty service from our facility in Irvine, California, and our outsourced manufacturer, Jabil, supports limited warranty and services for tape drives and tape libraries in Penang, Malaysia. In addition, we employ various third party service providers throughout the world that perform tape library and automation services for us.

Backlog

We manufacture our products based on forecasts of customer demand. We also place inventory in strategic locations in order to enable certain key customers to obtain inventories as needed. Orders are generally placed by customers on an as-needed basis. In general, customers may cancel or reschedule orders without penalty. For these reasons, we do not believe that orders are an accurate measure of backlog and, therefore, we believe that customer orders are not a meaningful indicator of revenues or material to an understanding of our business.

Employees

During fiscal year 2003, we reduced headcount by approximately one-third. The following table summarizes our changes in employee headcount in fiscal year 2003:

Employee headcount at March 31, 2002	3,100
Decreases from cost reduction actions:
Reduced infrastructure supporting DLTG	(119)
Outsourcing of tape drive manufacturing	(861)
Reduced infrastructure supporting SSG	(211)
Increases from acquisitions — Benchmark and SANlight	126
Decrease from disposition of the NAS business	(45)
Net other additions	54

Employee headcount at March 31, 2003	2,044

At March 31, 2003, we had 2,044 regular employees, including 253 in manufacturing operations and support; 571 in warranty and service; 314 in sales and marketing; 524 in research and development; and 382 in general and administrative positions. As of March 31, 2003, 1,411 employees were located in the United States and 633 outside of the United States.

We believe that our future success will depend in part on our ability to attract and retain highly skilled employees. We believe that our human resource policy provided reasonable levels of severance pay and other benefits for employees who were affected by reductions in headcount. None of our employees are represented by a union, and we have experienced no work stoppages. We believe that our employee relations are favorable.

Technology

We develop and protect our technology and know-how, principally in the field of computer-based on-line data storage, data backup and data archive technologies.

We presently hold 140 United States patents and have 84 United States patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing computer industry technology means that our future success will depend primarily on the technical competence and creative skills of our employees rather than on patent protection.

From time to time, third parties have asserted that our manufacture and sale of our products and services has infringed their patents. We currently have a patent dispute with StorageTek (refer to Note 21 “Litigation”, to the Consolidated Financial Statements). We conduct ongoing investigations into these assertions and presently believe that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, we cannot provide assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms if at all.

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

EXECUTIVE OFFICERS OF QUANTUM CORPORATION

Set forth below are the names, ages (as of June 2, 2003), positions and offices held by, and a brief account of the business experience of, each executive officer of Quantum.

Name	Age	Position with Quantum
Richard E. Belluzzo	49	Chief Executive Officer since September 2002, Director
John B. Gannon	57	President, DLT Group
Michael J. Lambert	41	Executive Vice President and Chief Financial Officer
Jerald L. Maurer	61	Executive Vice President, Human Resources
Barbara H. Nelson	49	Executive Vice President, Corporate Marketing and Strategy
Lawrence M. Orecklin	39	President, Storage Solutions Group

Mr. Belluzzo has been Chief Executive Officer since joining the company in September 2002. Before joining Quantum, from September 1999 to May 2002, Mr. Belluzzo held senior management positions with Microsoft Corp., most recently President and Chief Operating Officer. Prior to Microsoft, from January 1998 to September 1999, Mr. Belluzzo was Chief Executive Officer of Silicon Graphics Inc. Before his tenure at Silicon Graphics, from 1975 to January 1998, Mr. Belluzzo was with Hewlett-Packard, most recently as Executive Vice President of the printer business. Mr. Belluzzo is also a member of the board of Specialty Laboratories, a public company that focuses on research and development of new assays.

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

Mr. Maurer joined Quantum as Executive Vice President of Human Resources in December 1998. Prior to joining Quantum, Mr. Maurer was Senior Vice President of Human Resources at Seagate from 1996 to 1998. Previously, he was Senior Vice President of Human Resources for Melville Corporation from 1993 to 1996 and spent more than 25 years in a variety of management and human resources positions with companies such as Illinois Bell Telephone Co., AT&T and Aetna Life & Casualty.

Ms. Nelson has been Executive Vice President, Corporate Marketing and Strategy since November 2001. Prior to this, from December 1999, Ms. Nelson was President of Quantum’s DLT group. From September 1999 to December 1999, Ms. Nelson was the General Manager of Quantum’s high-end storage division and before this, from November 1997 to August 1999, Ms. Nelson was Vice President and General Manager of Quantum’s desktop storage division, joining Quantum as Vice President of Marketing in January 1997. Prior to joining Quantum, Ms. Nelson spent 20 years in various senior management positions at Intel Corporation, Maxtor, Lumina Office Products and Weitek Inc.

Mr. Orecklin has been President of Quantum’s Storage Solutions group since October 2001. Prior to this, from 1998 to 2001, Mr. Orecklin was a Senior Vice President at Tivoli Systems, a subsidiary of IBM, where he had roles leading the Storage Management business and the Service Provider and Telecommunications Group. From 1995 to 1998, Mr. Orecklin worked at Oracle Corporation, most recently as Vice President of Business Development and Marketing. Before joining Oracle, from 1991 to 1995, Mr. Orecklin held management positions at Corporate Decisions, Inc., a strategy-consulting firm.

ITEM 2.  Properties

Our headquarters are located in Milpitas, California. We own or lease facilities in North America, Europe and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of March 31, 2003:

Location	Function	Square Footage
North America
Milpitas, CA	Corporate headquarters	72,000
San Jose, CA	Sublet to Snap Appliances – see Note 4 to the Consolidated Financial Statements	72,000
Irvine, CA	Tape automation administration, configuration, research and development and service	330,000
Shrewsbury, MA	Tape research and development	40,000
Colorado Springs, CO	Tape administration	414,000
Boulder, CO	Tape research and development	169,000
Other North America	Sales offices	20,000

Europe
Dundalk, Ireland	Tape configuration, distribution and service	112,000
Neuchatel, Switzerland	European administration	9,000
Yately, U.K.	Tape automation manufacturing	25,000
Other Europe	Sales, service and administrative offices	21,000

Asia
Tokyo, Japan	Sales office and procurement center	10,000
Singapore City, Singapore	Sales office and distribution	5,000
Penang, Malaysia	Sublet to Jabil, our outsourced manufacturer of DLT and Super DLT tape drives and certain libraries	160,000
Other Asia	Sales offices	12,000

We believe that our existing facilities are adequate to meet our business needs through the next 12 months. However, there can be no assurance that we will be able to obtain additional space to accommodate future needs or dispose of excess space as required on reasonable terms.

ITEM 3.  Legal Proceedings

For information regarding legal proceedings, refer to Note 21 to the Consolidated Financial Statements.

ITEM 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “DSS”. As of June 24, 2003, the price of our common stock was $3.86 per share. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated.

Fiscal Year 2003	High	Low
First quarter ended June 30, 2002	$8.10	$4.09
Second quarter ended September 29, 2002	4.25	2.06
Third quarter ended December 29, 2002	3.76	1.42
Fourth quarter ended March 31, 2003	3.81	2.63

Fiscal Year 2002	High	Low
First quarter ended July 1, 2001	$12.85	$9.65
Second quarter ended September 30, 2001	10.50	7.60
Third quarter ended December 30, 2001	10.25	7.62
Fourth quarter ended March 31, 2002	10.93	7.35

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the future. We anticipate retaining all future funds to finance growth and product development.

As of June 24, 2003, there were 1,749 Quantum stockholders of record including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.   Selected Financial Data

This summary of consolidated financial information of Quantum for fiscal years 1999 to 2003 should be read along with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. The summarized financial information was taken from these financial statements, other than the statement of operations data for fiscal years 1999 and 2000 and the balance sheet data at March 31, 1999, 2000 and 2001, which were taken from financial statements included in previous filings on Form 10-K. As a result of the disposition of the HDD business on April 2, 2001, and the NAS business on October 28, 2002, the selected financial information below has been restated to present the results of the HDD business and NAS business as discontinued operations (refer to Note 4 “Discontinued Operations” to the Consolidated Financial Statements).

A number of items affect the comparability of selected financial information as discussed below:

•

The results of continuing operations for fiscal year 2003 include charges of $94.3 million related to the adoption of SFAS No. 142 and $58.7 million for a write-off of goodwill in SSG. The results of operations for fiscal year 2003 also include $24.2 million of special charges associated mainly with outsourcing manufacturing and cost reduction activities and a $7.8 million charge for purchased in-process research and development in connection with the acquisition of SANlight.

•

The results of continuing operations for fiscal year 2002 include the effect of $72.9 million of special charges associated with the disposition of the HDD group and other cost reduction restructuring activities. The results of operations for fiscal year 2002 also include a $13.2 million charge for purchased in-process research and development in connection with the acquisition of certain assets of M4 Data.

•	The results of discontinued operations for fiscal year 2002 include the gain on disposition of the HDD group and losses from the operations of the NAS business.

•	The results of continuing operations for fiscal year 2000 include the effect of a $40.1 million special charge associated with a cost reduction project to reduce overhead expenses and product cost.

•

The results of continuing operations for fiscal year 1999 include a charge of $89.0 million for purchased in-process research and development in connection with the acquisition of ATL Products, Inc. (“ATL”).

(in thousands, except per share data)	For the year ended March 31,

	2003	2002	2001	2000	1999

Statement of Operations Data:
Product revenue	$684,156	$820,365	$1,124,142	$1,219,048	$1,181,273
Royalty revenue	186,653	209,310	221,973	186,429	121,463

Total revenue	870,809	1,029,675	1,346,115	1,405,477	1,302,736
Cost of revenue	603,646	652,070	733,575	757,550	722,817

Gross margin	267,163	377,605	612,540	647,927	579,919
Research and development expenses	111,926	111,451	116,836	119,029	99,330
Sales and marketing, general and administrative expenses	171,720	224,274	186,333	167,129	114,895
Goodwill impairment	58,689	–	–	–	–
Special charges	24,200	72,856	–	40,083	–
Purchased in-process research and development expenses	7,802	13,200	–	–	89,000
Income (loss) from operations	(107,174)	(44,176)	309,371	321,686	276,694
Income (loss) from continuing operations	(132,088)	(49,000)	197,828	180,200	122,991
Income (loss) from discontinued operations	(37,909)	91,502	(37,142)	(139,356)	(152,526)
Cumulative effect of an accounting change	(94,298)	–	–	–	–
Net income (loss)	(264,295)	42,502	160,686	40,844	(29,535)
Income (loss) per share from continuing operations (1):
Basic	$(0.81)	$(0.32)	$1.34	$0.72	$0.77
Diluted	$(0.81)	$(0.32)	$1.27	$0.70	$0.74
Net income (loss) per share (2):
Basic	$(1.63)	$0.27		$(0.10)	$(0.18)
Diluted	$(1.63)	$0.27		$(0.10)	$(0.18)

	As of March 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Property, plant and equipment, net	$54,522	$76,405	$91,821	$76,285	$73,122
Total assets	921,729	1,193,772	1,814,697	1,776,396	1,804,889
Total long-term convertible debt	287,500	287,500	287,500	287,500	287,500
Net current assets (liabilities) of discontinued operations	–	49,605	18,139	(1,591)	708,610
Net non-current assets of discontinued operations	–	–	85,207	86,084	82,636

(1)   Income (loss) per share from continuing operations for fiscal year 2000 presented in the table is for the period from August 4, 1999 through March 31, 2000, after the tracking stock recapitalization that occurred on August 3, 1999. The income per share from continuing operations for the period from April 1, 1999 through August 3, 1999 was $0.36 (basic) and $0.35 (diluted).

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

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The results of Quantum’s continuing operations are presented as “Results of Continuing Operations” and the results of the HDD and NAS businesses are presented as “Results of Discontinued Operations”. The disposition of the HDD group to Maxtor occurred on April 2, 2001 and the NAS business was disposed on October 28, 2002.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the following accounting policies require our most difficult, subjective or complex judgments, because of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties that affect the application of those policies in particular, could result in materially different amounts being reported under different conditions or using different assumptions.

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

Royalty revenue is recognized based on actual licensee sales when such sales incorporate technology licensed from Quantum. Revenue from separately priced extended warranty and product service contracts is deferred and recognized as revenue ratably over the contract period.

Warranty expense and liability

We warrant our products against defects for periods ranging from one to three years. A provision for estimated future costs and estimated returns for credit relating to warranty claims is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on our estimates of future failure rates and our estimates of future costs of repair including materials consumed in the repair, and labor and overhead amounts necessary to perform the repair.

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

Inventory Valuation

We value our inventories that are held for resale to customers at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method and includes direct material, direct labor, factory overhead and other direct costs. Market is “net realizable value”, which, for finished goods and goods in process, is the estimated selling price, less costs to complete and dispose of the inventory. For raw materials, it is replacement cost or the cost of acquiring similar products from our vendors. While cost is readily determinable, estimates of market value involve significant estimates and judgments about the future.

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

Service Inventories

We value our service inventories at the lower of cost or market. Service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Cost is determined by the FIFO method and includes direct material, direct labor, overhead and other direct costs. Market is “net realizable value”, which, for components, is replacement cost or the cost of acquiring similar products from our vendors. For finished goods, market value is the estimated selling price less costs to complete and dispose of the inventories. While cost is readily determinable, the estimates of market involve significant estimates and judgments about the future.

We carry service inventories because we provide product warranty for one to three years and earn revenue by providing enhanced warranty and repair service outside this warranty period. We initially record our service inventories at cost and each quarter evaluate the difference, if any, between cost and market. The determination of the market value of service inventories is dependent on estimates, including the estimated amount of component parts expected to be consumed in the future warranty and out of warranty service, the estimated number of units required to meet future customer needs, the estimated selling prices of the finished units, and the estimated useful lives of finished units.

We record write-downs for the amount that cost of service inventories exceeds our estimated market value. No adjustment is required when market value exceeds cost.

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions.  At March 31, 2003 the net amount of $120.4 million of goodwill and intangible assets represented 13% of total assets.

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, we discontinued the amortization of goodwill.  Instead, goodwill was reviewed for impairment upon adoption of SFAS No. 142 and will be reviewed annually thereafter, or more frequently when indicators of impairment are present. Refer to Note 5 and Note 6 of the Consolidated Financial Statements for a discussion of the impact of adopting and applying SFAS No. 142.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives, which range from three to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether an impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Special Charges

From fiscal year 2001 through fiscal year 2003, we recorded significant special charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken and consist of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges and other costs of exiting activities.

The charges for severance and exit costs require the use of estimates, primarily related to the number of employees paid severance, the amount of severance and related benefits to be paid, and the cost of exiting facilities, including estimates and assumptions related to future maintenance costs, our ability to secure a sub-tenant, if applicable and any sublease income to be received in the future.

In the fourth quarter of fiscal year 2003, we became subject to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which superseded EITF Issue No. 94-3.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan.  The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period.  Under SFAS No. 146, if we fail to make accurate estimates regarding these costs or to the timing of the completion of planned activities, we may be required to record additional expenses or expense reductions in the future.

Prior to the fourth quarter of fiscal year 2003, we accounted for special charges under the provisions of EITF Issue No. 94-3.  Under that pronouncement, we recorded a liability in the period in which management approved a restructuring plan if:

•	Management having the appropriate level of authority approved and committed Quantum to the specific exit plan;
•	The period of time to complete the plan indicated that significant changes to the plan of termination were not likely; and
•	The plan, if it involved terminations, identified the number of employees and positions to be terminated, and the benefit arrangements were communicated to affected employees.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of March 31, 2003, we had net deferred tax assets of $21 million. SFAS No. 109 considers future reversals of taxable temporary differences as one source of taxable income that is available to realize the tax benefit of deferred tax assets. This net amount represents future U.S. tax deductions that will reduce future U.S. tax liabilities only if we are able to generate sufficient amounts of future U.S. taxable income to realize the benefit of those tax deductions.

Our ability to estimate the utilization of the deferred tax assets is dependent upon our estimates of the amount, character and timing of future taxable income. If we are unable to make accurate estimates, we may incur additional future income tax expense to write-off the balance of this net deferred tax asset. In addition, the inability to generate sufficient amounts of future taxable income may prevent us from recognizing tax benefits associated with any losses that we might incur in the future.

RESULTS OF OPERATIONS FOR FISCAL YEARS 2003, 2002 AND 2001

This portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Results of Operations For Fiscal Years 2003, 2002 and 2001”, as well as other parts of this Annual Report on Form 10-K, contain forward-looking statements as described on page 3 hereof. For a discussion of factors that could impact our actual results, see “Trends and Uncertainties” elsewhere in this Annual Report on Form 10-K, including “We are exposed to general economic conditions that have continued to result in significantly reduced sales levels and significant operating losses, and, if such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be adversely impacted”, “A majority of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments, and the loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results”, “Competition has increased, and may increasingly intensify, in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology, which could materially and adversely affect our business, financial condition and results of operations”, “Competition has increased, and may increasingly intensify, and sales have trended lower in the tape automation market as a result of current economic conditions, and, if these adverse trends continue or worsen, our business, financial condition and operating results may be materially and adversely affected”, “We derive almost all of our revenue from products incorporating tape technology; if competition from alternative storage technologies continues or increases, our business, financial condition and operating results would be materially and adversely harmed”, and “Our operating results depend on new product introductions, which may not be successful, in which case, our business, financial condition and operating results may be materially and adversely affected”.

RESULTS OF CONTINUING OPERATIONS

Revenue

	For the year ended March 31,

(dollars in thousands)	2003		2002		2001		Increase/ (decrease)		Increase/ (decrease)

		% of revenue		% of revenue		% of revenue	2003 vs 2002%		2002 vs 2001%

Tape drives	$336,005	38.6%	$445,381	43.3%	$754,404	56.0%	$(109,376)	-24.6%	$(309,023)	-41.0%
Tape media	157,374	18.1%	182,851	17.8%	114,067	8.5%	(25,477)	-13.9%	68,784	60.3%
Tape royalties	186,653	21.4%	209,316	20.3%	221,973	16.5%	(22,663)	-10.8%	(12,657)	-5.7%

DLT group	680,032	78.1%	837,548	81.3%	1,090,444	81.0%	(157,516)	-18.8%	(252,896)	-23.2%
Storage Solutions Group	227,112	26.1%	233,298	22.7%	353,097	26.2%	(6,186)	-2.7%	(119,799)	-33.9%
Inter-group elimination*	(36,335)	-4.2%	(41,171)	-4.0%	(97,426)	-7.2%	4,836	11.7%	56,255	57.7%

	$870,809	100%	$1,029,675	100%	$1,346,115	100%	$(158,866)	-15.4%	$(316,440)	-23.5%

* Represents inter-group sales of tape drives for incorporation into tape automation systems, for which the sales are included in storage solutions revenue.

Total revenue in fiscal year 2003 was $870.8 million, down $158.9 million or 15 percent from $1,029.7 million in fiscal year 2002.  Our fiscal year 2002 total revenue was down $316.4 million or 24 percent compared to fiscal year 2001 total revenue. These sequential decreases in revenue reflect decreased revenue in both DLTG and SSG.

DLTG Revenue

DLTG revenue decreased $157.5 million, or 19 percent, to $680.0 million in fiscal year 2003 compared to fiscal year 2002. DLTG revenue decreased $252.9 million, or 23 percent, to $837.5 million in fiscal year 2002 compared to $1,090.4 million in fiscal year 2001. The main cause of the sequential decreases in DLTG revenue was a decrease in tape drive revenue, which decreased $109.4 million in fiscal year 2003 compared to fiscal year 2002 and decreased $309.0 million in fiscal year 2002 compared to fiscal year 2001. The majority of the decline in tape drive revenue in the fiscal year 2003 to fiscal year 2002 comparison was due to lower average unit prices, and to a lesser extent, due to lower tape drive unit sales volume. The decline in tape drive unit volumes in fiscal year 2003 was partially offset by the unit volume contributed by the sales of tape drives acquired from Benchmark. The vast majority of the decline in tape drive revenue in the fiscal year 2002 to fiscal year 2001 comparison was due to a decrease in tape drive unit sales volume, and to a lesser extent, due to lower average unit prices.

The decrease in tape drive revenue was affected by several major trends, including:

•

A weak IT spending environment particularly in the mid-range server market, which includes servers priced from approximately $5,000 to $100,000. Our tape drives are commonly included as a backup component to servers and, accordingly, changes in server demand directly impact the demand for our tape products;

•	A long-term trend toward networked storage, which enables centralization of storage resources and results in fewer tape drives consumed per server sold; and
•	Increased competition from competing tape drive vendors and platforms that require us to lower our selling prices to remain competitive.

Tape media revenue in fiscal year 2003 was $157.4 million, down $25.5 million, or 14 percent, from $182.9 million in fiscal year 2002. Tape media revenue in fiscal year 2002 increased $68.8 million or 60 percent compared to fiscal year 2001. The decrease in tape media revenue in fiscal year 2003 primarily reflected a decrease in unit sales due to a sales mix shift from Quantum branded media produced and sold by us to media sales by licensed manufacturers who are qualified to manufacture such media and who pay us a royalty on sales of those products. On these sales, Quantum records only the royalty revenue, not the full media cartridge revenue. Super DLTtape media units were primarily sold directly by Quantum in fiscal year 2002, while in fiscal year 2003, Fujitsu and Maxell both began to sell Super DLTtape media following their completion of the qualification process.

The increase in tape media revenue in fiscal year 2002 compared to fiscal year 2001 reflects a media market sales mix shift from DLTtape media, which was mostly sold by licensed media manufacturers in fiscal year 2001, to Super DLTtape media, which was primarily sold directly by us as Quantum branded media in fiscal year 2002.

Tape media royalty revenue for fiscal year 2003 was $186.7 million, down $22.7 million, or 11 percent, compared to $209.3 million in fiscal year 2002. Tape media royalties in fiscal year 2002 decreased by $12.7 million, or 6 percent, from $222.0 million in fiscal year 2001.

In fiscal year 2003 compared to fiscal year 2002, the vast majority of the decline in tape media royalty revenue was due to lower average unit prices, slightly offset by higher media licensees’ unit sales volume following the qualification of Fujitsu and Maxell as licensed media manufacturers for Super DLTtape media units. In fiscal year 2002 compared to fiscal year 2001, the slight decrease in tape media royalties reflected mainly a decrease in unit sales, and to a lesser extent, a decrease in prices of tape media cartridges sold by licensed media manufacturers for which we earn a royalty based on price.

SSG Revenue

Storage solutions revenue in the fiscal year 2003 was $227.1 million, down $6.2 million, or 3 percent, compared to $233.3 million in fiscal year 2002. Storage solutions revenue decreased by $119.8 million, or 34 percent, in fiscal year 2002, compared to $353.1 million in fiscal year 2001. These declines in revenue were caused primarily by a decrease in unit sales, particularly unit shipments of high-end tape automation systems, which declined as a result of weak IT spending and increasingly competitive market conditions. In fiscal year 2003 compared to fiscal year 2002, the decrease in revenue was slightly offset by revenue from ValueLoader sales, which we began selling following our acquisition of Benchmark on November 13, 2002.

Customers

Sales to the top five customers in fiscal year 2003 represented 39% of revenue, compared to 45% of revenue in fiscal year 2002 and 48% of revenue in fiscal year 2001. Sales to Hewlett-Packard were 22% of revenue in fiscal year 2003, compared to combined sales to Hewlett-Packard and Compaq representing 28% of revenue in fiscal year 2002, and 30% of revenue in fiscal year 2001.

These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold directly to our top five customers by our other OEM tape drive customers.

Sales to computer equipment manufacturers and distribution channel customers were 45% and 21% of revenue, respectively, in fiscal year 2003, 48% and 18% of revenue, respectively, in fiscal year 2002, and 61% and 12% of revenue, respectively, in fiscal year 2001. The remaining revenue in fiscal years 2003, 2002, and 2001 represented media royalty revenue and sales to value-added resellers.

Gross Margin Rate

(dollars in thousands)	For the year ended March 31,

	2003	2002	2001

DLTG gross margin	$206,216	$298,951	$487,295
SSG gross margin	60,947	78,654	125,245

Quantum gross margin	$267,163	$377,605	$612,540

DLTG gross margin rate	30.3%	35.7%	44.7%
SSG gross margin rate	26.8%	33.7%	35.5%
Quantum gross margin rate*	30.7%	36.7%	45.5%

* On a consolidated basis the impact of eliminating the inter-group revenue results in a higher gross margin rate.

DLTG Gross Margin Rate

The DLTG gross margin rate in fiscal year 2003 decreased to 30.3% from 35.7% in fiscal year 2002. This decline of 5.4 percentage points mainly reflects unit prices for tape drives declining faster than unit costs, partially offset by a favorable sales mix that resulted in a slight increase in higher-margin media revenue as a proportion of total sales and increased shipments of the higher-margin SDLT products and value drives following the Benchmark acquisition in the third quarter of fiscal year 2003.

The DLTG gross margin rate in fiscal year 2002 decreased to 35.7% from 44.7% in fiscal year 2001. This decline of 9.0 percentage points in gross margin rate mainly reflects lower tape drive unit sales and prices, and to a lesser extent, the media sales mix shift toward lower-margin direct sales of Super DLTtape media and reduced higher-margin media royalties.

As a result of competitive pressure, we have offered Super DLTtape drives below prices at which we have historically introduced new generations of DLTtape drives, thereby contributing to gross margin pressure in the periods presented.

SSG Gross Margin Rate

The SSG gross margin rate in fiscal year 2003 decreased to 26.8% from 33.7% in fiscal year 2002. The decline of 6.9 percentage points in fiscal year 2003 from fiscal year 2002 mainly reflects lower average unit prices, slightly offset by higher unit sales volumes primarily contributed by the sales of the ValueLoader subsequent to the acquisition of Benchmark in the third quarter of the fiscal year 2003. The decline of 1.8 percentage points in gross margin rate in fiscal year 2002 from fiscal year 2001 was caused primarily by increased unit costs as a result of lower unit sales.

Gross Margin Rate Outlook

There are many complicated variables that, individually and in combination, impact short-term and long-term performance in media and result in a media revenue and gross margin dollar contribution trend for the company. These include, but are not limited to, media pricing decisions among our partners/licensees, end-user media consumption habits and rates, the size of the installed base of tape drives, tape drive retirement patterns, the mix of DLTtape media versus Super DLTtape media, channel inventory levels and other factors. In any given future quarter, the combination of these factors can cause a significant negative, neutral, or positive financial impact.

Over the course of fiscal year 2002 and fiscal year 2003, we have experienced a downward trend in media revenues, both in tape media and tape royalty revenues, which has lowered the gross margin dollar contribution we receive from our media business and lowered the DLTG gross margin dollar contribution in aggregate. The majority of this downward trend has been caused by reduced media prices on which tape media revenue and tape royalty revenue is earned and, to a lesser extent, by reduced media unit sales. We expect these factors to continue to impact our business. We are actively working to offset these factors with improved gross margin dollar contribution from tape drives as we improve our tape drive gross margin rates from fiscal year 2003 levels.

Operating Expenses

	For the year ended March 31,

(dollars in thousands)	2003		2002		2001		Decrease		Increase

		% of segment revenue		% of segment revenue		% of segment revenue	2003 vs 2002%		2002 vs 2001%

DLTG	$165,360	25.7%	$211,467	26.6%	$187,598	18.9%	$(46,107)	-21.8%	$23,869	12.7%
SSG	118,286	52.1%	124,258	53.3%	115,571	32.7%	(5,972)	-4.8%	8,687	7.5%

Total Quantum	$283,646	32.6%	$335,725	32.6%	$303,169	22.5%	$(52,079)	-15.5%	$32,556	10.7%

Operating expenses in fiscal year 2003 were $283.6 million, or 32.6 percent of revenue, down $52.1 million or 15.5% from fiscal year 2002. Operating expenses in fiscal year 2002 were $335.7 million or 32.6 percent of revenue, an increase of $32.6 million or 10.7% from $303.2 in fiscal year 2001. In fiscal year 2002, $25.3 million of transition expenses related to the disposition of the HDD group were included in the DLTG operating expenses and were classified as follows: $6.5 million in research and development expenses, $4.1 million in sales and marketing expenses, and $14.7 million in general and administrative expenses. These transition expenses include stock compensation expenses, information systems related expenses, facilities related expenses and other expenses incurred related to the disposition of HDD.

Research and Development Expenses

	For the year ended March 31,

(dollars in thousands)	2003		2002		2001		Increase/(decrease)		Decrease

		% of segment revenue		% of segment revenue		% of segment revenue	2003 vs 2002%		2002 vs 2001%

DLTG	$75,309	11.7%	$83,080	10.4%	$83,826	8.4%	$(7,771)	-9.4%	$(746)	-0.9%
SSG	36,617	16.1%	28,371	12.2%	33,010	9.3%	8,246	29.1%	(4,639)	-14.1%

Total Quantum	$111,926	12.9%	$111,451	10.8%	$116,836	8.7%	$475	0.4%	$(5,385)	-4.6%

Research and development expenses in fiscal year 2003 were $111.9 million, or 12.9 percent of revenue, an increase of $0.5 million from $111.5 million, or 10.8 percent of revenue, in fiscal year 2002. Research and development expenses in fiscal year 2002 decreased $5.4 million compared to $116.8 million in fiscal year 2001. The increases in research and development expenses as a percentage of revenue reflected lower revenue, without a proportional reduction in research and development expenses.

DLTG Research and Development Expenses

DLTG’s research and development expenses decreased $7.8 million to $75.3 million in fiscal year 2003, compared to $83.1 million in fiscal year 2002. DLTG’s research and development expenses decreased $0.7 million in fiscal year 2002 compared to $83.8 million in fiscal year 2001. The decrease in research and development expenses in fiscal year 2003 compared to fiscal year 2002 reflected $6.5 million of one-time HDD-related transition expenses included in fiscal year 2002. Excluding the HDD transition expenses in fiscal year 2002, the level of research and development spending decreased in fiscal year 2002 compared to fiscal year 2001 by approximately $7.2 million, mainly due to reduced employee headcount.

SSG Research and Development Expenses

SSG’s research and development expenses increased $8.2 million to $36.6 million in fiscal year 2003, compared to $28.4 million in fiscal year 2002. SSG’s research and development expenses in fiscal year 2002 decreased $4.6 million compared to $33.0 million in fiscal year 2001. The increase in research and development expenses in fiscal year 2003 compared to fiscal year 2002 was mainly due to product development costs associated with autoloader products and the development of enhanced backup solutions preceding the introduction of the DX30. The decrease in the level of research and development spending in fiscal year 2002 compared to fiscal year 2001 resulted primarily from lower salary and salary-related expenses, partially offset by the inclusion of M4 Data expenses after this acquisition.

Sales and Marketing Expenses

(dollars in thousands)	For the year ended March 31,

	2003		2002		2001		Increase/(decrease)		Decrease

		% of segment revenue		% of segment revenue		% of segment revenue	2003 vs 2002%		2002 vs 2001%

DLTG	$45,295	7.0%	$61,966	7.8%	$65,390	6.6%	$(16,671)	-26.9%	$(3,424)	-5.2%
SSG	55,159	24.3%	48,767	20.9%	52,900	15.0%	6,392	13.1%	(4,133)	-7.8%

Total Quantum	$100,454	11.5%	$110,733	10.8%	$118,290	8.8%	$(10,279)	-9.3%	$(7,557)	-6.4%

Sales and marketing expenses in fiscal year 2003 were $100.5 million, or 11.5 percent of revenue, a decrease of $10.3 million from $110.7 million, or 10.8 percent of revenue, in fiscal year 2002. Sales and marketing expenses in fiscal year 2002 decreased by $7.6 million from $118.3 million, or 8.8 percent of revenue, in fiscal year 2001. The increases in sales and marketing expenses as a percentage of revenue reflected lower revenue, without a proportional reduction in sales and marketing expenses.

DLTG Sales and Marketing Expenses

DLTG’s sales and marketing expenses decreased $16.7 million to $45.3 million in fiscal year 2003, compared to $62.0 million in fiscal year 2002. DLTG’s sales and marketing expenses in fiscal year 2002 decreased by $3.4 million from $65.4 million in fiscal year 2001. In fiscal year 2002, $4.1 million of HDD-related transition expenses were included in DLTG sales and marketing expenses, which makes the decrease in such expenses in 2003 appear unusually large. The decreases in the level of sales and marketing expenses in both fiscal year comparisons resulted from lower overall discretionary spending as well as from cost reduction actions.

SSG Sales and Marketing Expenses

SSG’s sales and marketing expenses increased $6.4 million to $55.2 million in fiscal year 2003, compared to $48.8 million in fiscal year 2002. SSG’s sales and marketing expenses in fiscal year 2002 decreased $4.1 million compared to $52.9 million in fiscal year 2001. The increase in sales and marketing expenses in fiscal year 2003 compared to fiscal year 2002 was mainly due to increased channel marketing and new product advertising. The decrease in sales and marketing spending in fiscal year 2002 compared to fiscal year 2001 was the result of reduced advertising, outside services, and salary and salary related expenses.

General and Administrative Expenses

	For the year ended March 31,

(dollars in thousands)	2003		2002		2001		Decrease		Increase

		% of segment revenue		% of segment revenue		% of segment revenue	2003 vs 2002%		2002 vs 2001%

DLTG	$44,756	7.0%	$66,421	8.3%	$38,382	3.9%	$(21,665)	-32.6%	$28,039	73.1%
SSG	26,510	11.7%	47,120	20.2%	29,661	8.4%	(20,610)	-43.7%	17,459	58.9%

Total Quantum	$71,266	8.2%	$113,541	11.0%	$68,043	5.1%	$(42,275)	-37.2%	$45,498	66.9%

General and administrative expenses in fiscal year 2003 were $71.3 million, a decrease of $42.3 million, or 37.2 percent, from $113.5 million in fiscal year 2002. General and administrative expenses in fiscal year 2002 increased by $45.5 million, or 66.9 percent, from $68.0 million in fiscal 2001. In fiscal year 2002, $14.7 million of HDD-related transition expenses and $15.2 million in amortization of goodwill were included in general and administrative expenses. Goodwill is no longer being amortized in accordance with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002.

DLTG General and Administrative Expenses

DLTG’s general and administrative expenses decreased by $21.7 million to $44.8 million in fiscal year 2003 compared to $66.4 million in the fiscal year 2002. DLTG’s general and administrative expenses in fiscal year 2002 increased by $28.0 million from $38.4 million in fiscal year 2001.

These changes between the fiscal years mainly reflected the following:

•	HDD-related transition expenses of $14.7 million incurred in fiscal year 2002;
•	Settlement of lawsuits with Imation in fiscal year 2002 for $5.0 million; and
•	Legal costs of approximately $3.1 million incurred in the fiscal year 2002 related to the lawsuits with Imation, which were settled in the first quarter of fiscal year 2003.

SSG General and Administrative Expenses

SSG’s general and administrative expenses decreased by $20.6 million to $26.5 million in fiscal year 2003 compared to $47.1 million in fiscal year 2002. SSG’s general and administrative expenses in fiscal year 2002 increased by $17.5 million from $29.7 million in fiscal year 2001.

The $20.6 million decrease in the level of general and administrative expenses in fiscal year 2003 compared to fiscal year 2002 mainly reflected $15.2 million of amortization of goodwill in fiscal year 2002. In accordance with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, goodwill is no longer being amortized but is subject to annual impairment tests. The remaining $5.4 million decrease in general and administrative expenses in fiscal year 2003 compared to fiscal year 2002 was due to lower spending as a result of cost reduction actions.

The $17.5 million increase in the level of general and administrative expenses in fiscal year 2002 compared to fiscal year 2001 mainly reflected the acquisition of M4 Data in fiscal year 2002, which resulted in the addition of M4 Data’s general and administrative expenses and an increase in amortization costs due to M4 Data’s goodwill and intangibles. In addition, a bad debt expense of approximately $3.0 million was also incurred in fiscal year 2002 related to a financially troubled European distributor.

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

Although unit shipments sequentially increased in the latter quarters of fiscal year 2003, our tape drive business has experienced declining quarterly unit shipments in the previous two fiscal years, and more recently, sequential declines in gross margin rates. These trends resulted in Quantum incurring significant special charges in recent fiscal years related to plans to reduce costs in our tape drive business. In fiscal year 2000, we incurred charges related to reducing overhead expenses and discontinuing certain tape drive production in Colorado Springs, Colorado, when we began to transfer manufacturing to Penang, Malaysia. Remaining tape drive production was discontinued at our operation in Colorado Springs, Colorado, in the second quarter of fiscal year 2002 as we completed the transfer of manufacturing to Penang, Malaysia. The manufacturing was then outsourced to Jabil in fiscal year 2003.

The Storage Solutions group incurred operating losses throughout fiscal years 2002 and 2003. Pursuant to plans to reduce our cost structure, we recorded special charges in fiscal years 2002 and 2003 primarily related to the outsourcing of manufacturing and reductions in the number of employees and sites.

The major cost reduction project involving the strategic realignment of Quantum resulting from the disposition of HDD was completed at March 31, 2002. The disposition of the HDD group to Maxtor on April 2, 2001, changed Quantum from a company with operations supporting over $4 billion in revenue to a company with operations supporting less than $1 billion in revenue. The special charges of $27.2 million recorded in fiscal year 2002 for this cost reduction project were related to the disposition of the HDD group and actions taken to reduce our cost structure to a more appropriate level subsequent to the disposition. The cash portion of this charge was $7.2 million.

The following two tables detail our other special charge activity:

Table 1: Discontinuation of Manufacturing in Colorado Springs

(in thousands)	Severance and Benefits	Facilities	Investments	Fixed Assets	Other	Total
Special Charge Provision	$7,646	$13,500	$13,908	$3,163	$1,866	$40,083
Cash payments	(956)	–	–	–	(1,102)	$(2,058)
Non-cash charges	–	–	(13,908)	(3,163)	–	$(17,071)

Balance March 31, 2000	6,690	13,500	–	–	764	$20,954
Cash payments	(5,181)	(748)	–	–	(68)	$(5,997)
Non-cash charges	–	(5,219)	–	–	–	$(5,219)
Special charge reversal	–	(7,000)	–	–	–	$(7,000)

Balance March 31, 2001	1,509	533	–	–	696	$2,738
Provision associated with the transfer of the remainder of the tape drive manufacturing	8,376	5,005	–	3,247	–	$16,628
Lease impairment provision	–	11,235	–	–	–	$11,235
Cash payments	(7,675)	(533)	–	–	(696)	$(8,904)
Non-cash charges	–	–	–	(3,247)	–	$(3,247)

Balance March 31, 2002	2,210	16,240	–	–	–	$18,450
Outsourcing of manufacturing	3,770	–	–	–	–	$3,770
Lease provision	–	1,334	–	–	–	$1,334
Cash payments	(5,980)	(15,190)	–	–	–	$(21,170)

Balance March 31, 2003	$–	$2,384	$–	$–	$–	$2,384

Estimated timing of future payouts:
Fiscal Year 2004	$–	$440	$–	$–	$–	$440
Fiscal Year 2005 to 2008	–	1,944	–	–	–	$1,944

	$–	$2,384	$–	$–	$–	$2,384

Fiscal year 2000 provision - Discontinuation of manufacturing in Colorado Springs:

During the fourth quarter of fiscal year 2000, we recorded a special charge of $40.1 million. This charge was primarily related to our DLTG operating segment and reflected our strategy to align our DLTtape drive operations with market conditions at that time. These conditions included slower growth in the mid-range server market and increased centralization of server backup through automation solutions, both of which resulted in declining DLTtape drive shipments. The charge included a reduction of infrastructure expenses throughout DLTG and an acceleration of our low cost manufacturing strategy, which included moving volume production of certain DLTtape drives from Colorado Springs, Colorado, to Penang, Malaysia.

The charge consisted of $13.5 million in leased facility vacant space costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to discontinuing manufacturing in Colorado Springs, and $1.9 million in other costs associated with the plan.

Fiscal year 2001 provision - Discontinuation of manufacturing in Colorado Springs:

In the third quarter of fiscal year 2001, we reversed $7.0 million as a special charge benefit on the statement of operations, which was reflected net of the $7.0 million special charge described below under “Other Restructuring Programs”. This reversal was primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

In connection with this special charge, we reduced our workforce by 782 employees. The reduction in workforce primarily affected employees at our manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within DLTG.

Fiscal year 2002 provisions - Discontinuation of manufacturing in Colorado Springs:

In July 2001, we announced an additional restructuring of DLTG. This restructuring resulted in the closure of the remaining tape drive production in Colorado Springs, Colorado. A charge of $16.6 million was recorded related to the discontinuation of tape drive production in Colorado Springs, Colorado, and consisted of the following:

•	Severance and benefits costs of $8.4 million representing severance for 350 employees;
•	Additional vacant facilities costs of $5.0 million in Colorado Springs, Colorado; and
•	Write-off of fixed assets and leasehold improvements of $3.2 million.

We recorded an additional vacant facility charge of $11.2 million in the fourth quarter of fiscal year 2002, related to the synthetic lease for our Colorado Springs facility, which had been the center of DLTG’s operations that were subsequently transferred to Penang, Malaysia. We periodically review the valuation of the leased facilities, and in the fourth quarter of fiscal year 2002, a third party valuation appraisal resulted in us recording this charge of $11.2 million, which reflected the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor.  Please refer to Note 23 to the Consolidated Financial Statements, “Commitments and Contingencies”, for further discussion of this synthetic lease.

Fiscal year 2003 provisions - Discontinuation of manufacturing in Colorado Springs:

In the third quarter of fiscal year 2003, the following special charges were recorded by DLTG:

•

A charge of $3.8 million related to severance for the 870 employees who were terminated as a result of us outsourcing our tape drive manufacturing and certain tape automation manufacturing to Jabil; and

•	A charge of $1.3 million reflecting vacant facilities’ costs associated with the renegotiation of our synthetic lease (refer to Note 23, “Commitments and Contingencies”).

Remaining special charge accrual - Discontinuation of manufacturing in Colorado Springs:

The remaining special charge accrual reflects a vacant space accrual of $2.4 million, which will be paid over the respective lease term through the third quarter of fiscal year 2008.

Table 2: Other Restructuring Programs

(in thousands)	Severance and Benefits	Fixed assets	Facilities	Demo equipment	Other	Total
Relocation of engineering provision	$7,000	$–	$–	$–	$–	$7,000
Cash payments	(1,657)	–	–	–	–	$(1,657)

Balance March 31, 2001	5,343	–	–	–	–	$5,343
SSG provision	2,353	–	3,903	6,315	1,145	$13,716
European DLTG operations provision	1,718	401	530	–	–	$2,649
Corporate provision	1,965	–	412	–	196	$2,573
Cash payments	(8,152)	–	(1,435)	–	–	$(9,587)
Non-cash charges	–	(401)	(1,015)	(6,315)	(86)	$(7,817)
Special charge reversal	(1,100)	–	–	–		$(1,100)

Balance March 31, 2002	2,127	–	2,395	–	1,255	$5,777
SSG provision	8,446	930	1,418	–	–	$10,794
DLTG provision	5,556	–	–	–	–	$5,556
Corporate provision	3,955	–	–	–	–	$3,955
Cash payments	(19,020)	–	(448)	–	(495)	$(19,963)
Non-cash charges	(109)	(930)	–	–	–	$(1,039)
Special charge reversal	(85)	–	(1,124)	–	–	$(1,209)

Balance March 31, 2003	$870	$–	$2,241	$–	$760	$3,871

Estimated timing of future payouts:
Fiscal Year 2004	$870	$–	$1,046	$–	$760	$2,676
Fiscal Year 2005 to 2006	–	–	1,195	–	–	$1,195

	$870	$–	$2,241	$–	$760	$3,871

Fiscal year 2001 provision - Other Restructuring Programs:

We recorded a charge of $7.0 million in the third quarter of fiscal year 2001 related to DLTG’s decision to consolidate DLTtape engineering activities. This impacted engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions were eliminated or transitioned to Boulder, Colorado. The charge is related to severance and benefit costs associated with employees terminated as part of this plan.

We have reduced our workforce in this area by 200 employees. During the second quarter of fiscal year 2002, the severance program was completed, representing $5.9 million in cash expenditures. Quantum reversed a charge of $1.1 million on its income statement in the third quarter of fiscal year 2002, as a result of lower than expected severance costs.

Fiscal year 2002 provisions - Other Restructuring Programs:

SSG overhead reductions

We recorded a charge of approximately $13.7 million in the first quarter of fiscal year 2002 related to staff reductions and other costs associated with cost saving actions in tape automation system activities. These costs were comprised of severance costs of $2.4 million; vacant facilities costs of $3.9 million for facilities in Irvine, California; sales and marketing demonstration equipment disposals of $6.3 million; and contract cancellation fees of $1.1 million.

European operations reorganization

A charge of $2.6 million was recorded over the second and third quarters of fiscal year 2002 related to the closure of our Geneva, Switzerland sales office, and associated European distributor operations. These costs reflected vacant facilities costs, severance costs and the write-off of fixed assets.

Corporate overhead reductions

A special charge of $2.6 million was recorded in the fourth quarter of fiscal year 2002 for employee reductions in our corporate headquarters in Milpitas, California. These costs reflected severance costs for 18 employees, facilities and fixed asset costs, and legal fees.

Fiscal year 2003 provisions - Other Restructuring Programs:

DLTG cost reductions

In the second quarter of fiscal year 2003, a charge of $3.3 million was recorded to reflect a reduction in DLTG’s costs resulting from a headcount reduction. The charge relates to severance benefits for approximately 75 employees.

In the third quarter of fiscal year 2003, DLTG recorded a charge of $2.3 million in order to reduce future DLTG operating costs through a headcount reduction. The charge related to severance benefits for approximately 44 employees.

SSG cost reductions

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded to reduce SSG’s costs with the integration of sales and marketing activities within SSG. The charge primarily relates to severance benefits for approximately 30 employees who were terminated as a result of this restructuring plan.

In the second quarter of fiscal year 2003, a charge of $7.2 million was recorded to reduce SSG’s costs and the actions include outsourcing sub-assembly manufacturing of our enterprise tape libraries, consolidating the number of research and development sites for disk-based backup and tape automation, and centralizing sales and marketing support functions. The charge reflects severance benefits for approximately 140 employees, as well as fixed asset write-offs and vacant facility charges.

In the third quarter of fiscal year 2003, the following amounts were recorded by SSG:

•	A special charge of $2.5 million related to severance costs for 41 employees; and
•

A special charge of $0.7 million was reversed on our statement of operations related to special charges recorded in the second quarter of fiscal year 2003 for vacant facilities due to a renegotiation of the terms with the lessor.

Corporate severance

In the second quarter of fiscal year 2003, a charge of $3.7 million was recorded primarily for separation costs related to our former Chief Executive Officer, who remains Quantum’s Chairman of the Board of Directors.

Over the third and fourth quarters of fiscal year 2003, charges of $0.3 million were recorded for additional costs relating to severance for three corporate employees.

European operations reorganization

In the first quarter of fiscal year 2003, we reversed a charge of $0.5 million on our statement of operations related to special charges recorded in the second quarter of fiscal year 2002 for the closure of our Geneva, Switzerland sales office. We reversed the special charge because the landlord was able to sublease the space to a new tenant on terms more favorable than originally anticipated.

Remaining special charge accrual - Other Restructuring Programs

The $3.9 million remaining special charge accrual at March 31, 2003 was comprised mainly of obligations for severance, vacant facilities and contract cancellation fees. The severance charges will be paid during the first two quarters of fiscal year 2004.  The facilities charges relating to vacant facilities in Irvine, California, will be paid over the respective lease term through the third quarter of fiscal year 2006. The contract cancellation fees are expected to be paid during fiscal year 2004.

We expect to realize annual cost savings from the restructuring programs detailed in the above two tables of approximately $55 million, resulting mainly from employee reductions and reduced facility costs. Of this $55 million, approximately $20 million of the savings is expected to consist of reduced cost of revenue, with the remaining savings to come from reduced operating expenses. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and other operating costs, may offset some or all of these anticipated savings.

Purchased In-process Research and Development Expense

We expensed purchased in-process research and development in fiscal year 2002 of $13.2 million as a result of the acquisition of M4 Data in April 2001, and $7.8 million in fiscal year 2003 as a result of the acquisition of SANlight in February 2003. The following table summarizes the relevant factors used to determine the amount of purchased in process research and development.

(dollars in thousands)
	Amount of purchased IPR&D	Estimated cost to complete technology at time of acquisition	Percentage completion at time of acquisition	Overall compound growth rate	Discount rate

M4 Data	$13,200	$1,515	58% to 67%	27%	34%
SANlight Inc	$7,802	$2,638	30% to 40%	(1)	45%

(1) Not applicable as SANlight had no revenues at time of acquisition.

In these acquisitions, the amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project that had not achieved technological feasibility and had no alternative future use at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. The discount rates used represent a premium to our cost of capital. All of the projections used were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

Revenue from the M4 Data acquisition for the purchased in-process projects was expected to grow from approximately $60 million in 2002 to more than $260 million in 2008. The M4 Data in-process research and development projects were completed in the second quarter of fiscal year 2003.

Revenue from the SANlight acquisition for the purchased in-process projects was projected to grow from zero in fiscal year 2003 to approximately $29 million in fiscal year 2005, and then, as other new products and technologies are expected to enter the market utilizing this base technology, increase to $233 million in fiscal year 2008. The SANlight in-process research and development projects are expected to be completed in the second half of fiscal year 2004.

We did not expense any purchased in-process research and development in the acquisition of Benchmark, because each of the in-process research and development projects at the date of acquisition had achieved technological feasibility.

For additional information regarding the M4 Data and SANlight acquisitions, refer to Note 7, “Business Combinations”, to the Consolidated Financial Statements.

Amortization of Goodwill and Intangible Assets

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, became effective for us on April 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. With the adoption of SFAS No. 142, we ceased amortization of goodwill as of April 1, 2002.  Our initial impairment test of goodwill was conducted in the first quarter of fiscal year 2003 and resulted in a non-cash accounting change adjustment of $94.3 million, reflecting a reduction in the carrying amount of our goodwill. This charge is reflected as a cumulative effect of an accounting change in our consolidated statements of operations.  In the second quarter of fiscal year 2003, we recorded an additional goodwill impairment charge related to SSG of $58.7 million due to a re-evaluation of SSG in light of deterioration in the market values of comparable companies, and to a lesser extent, a reduction in anticipated future cash flows. The continued slump in spending in the IT industry contributed to this decrease in estimated future cash flows. The fair value of the SSG reporting entity was calculated using a combination of a discounted cash flow analysis involving projected data, and a comparable market approach, which was a comparison with companies also in the tape automation sector.

The amortization expense associated with goodwill and intangible assets decreased by $12.9 million to $14.0 million in fiscal year 2003 compared to $26.9 million in fiscal year 2002, and increased by $8.7 million in fiscal year 2002 from $18.3 million in fiscal year 2001. The decrease in fiscal year 2003 was due to the adoption of SFAS No. 142 on April 1, 2002, in which goodwill is no longer being amortized. The increase in fiscal year 2002 when compared to fiscal year 2001 was a result of amortization expense associated with the acquisition of M4 Data completed in the first quarter of fiscal year 2002.

The following table details this amortization expense by classification within our statements of operations:

(in thousands)	For the year ended March 31,

	2003	2002	2001

Cost of revenue	$8,350	$7,089	$4,500
Research and development	649	338	326
Sales and marketing	4,539	3,756	3,780
General and administrative	504	15,769	9,662

	$14,042	$26,952	$18,268

The following table summarizes our goodwill and intangible assets:

(in thousands)	For the year ended March 31,

	2003	2002

Goodwill	$209,332	$173,967
Less accumulated amortization	(41,230)	(38,150)
Less goodwill impairment	(58,689)	–
Accumulated effect of an accounting change (1)	(68,497)	–

Goodwill	$40,916	$135,817

Acquired intangible assets	127,949	101,500
Less accumulated amortization	(48,505)	(37,195)

Intangible Assets	$79,444	$64,305

Goodwill and Intangible Assets	$120,360	$200,122

(1) Excludes $25.8 million related to the NAS business, which has been classified as discontinued operations.

Net goodwill and intangible assets at March 31, 2003 and March 31, 2002 represented approximately 13% and 17% of total assets, respectively. The goodwill and intangible asset balances, net of amortization, at March 31, 2003 and March 31, 2002 were $120.4 million and $200.1 million, respectively, and included the following goodwill from acquisitions net of amortization:

(in thousands)	As of March 31,

	2003	2002	Segment

ATL	$7,711	$105,720	SSG
M4 Data	3,223	30,097	SSG
Benchmark (allocated to DLTG)	20,991	–	DLTG
Benchmark (allocated to SSG)	8,991	–	SSG

	$40,916	$135,817

The $94.9 million decrease in goodwill from March 31, 2002 to March 31, 2003 reflects the following:

•	The $68.5 million portion of the cumulative effect of an accounting change of $94.3 million upon adoption of SFAS No. 142 that is applicable to continuing operations; and
•	A goodwill impairment charge in the second quarter of fiscal year 2003 of $58.7 million;
partially offset by:
•	An addition to goodwill of $30.0 million attributable to the acquisition of Benchmark;
•	An addition to goodwill of $1.0 million due to the earn out provisions of the M4 Data acquisition agreement; and
•	The reclassification of assembled workforce of $1.3 million from intangible assets to goodwill.

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

We assess the recoverability of our long-lived assets, including intangible assets with finite lives, in accordance with SFAS No. 144 by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. As of March 31, 2003, no such impairment has been identified with respect to our acquired intangible assets.

Goodwill is reviewed for impairment at least on an annual basis, and more frequently when indicators of impairment are present. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its fair value. The fair values of the reporting units underlying SSG and DLTG are estimated using a discounted cash flow methodology. If the reporting units’ net book values exceed their fair values, therefore indicating impairment, then we will compare the implied fair values of the reporting units’ goodwill to their carrying amounts.

Refer to Note 5, “Cumulative Effect of an Accounting Change”, and Note 6, “Goodwill and Intangible Assets”, of the Consolidated Financial Statements for further information on the effect on goodwill and intangible assets of adopting and applying SFAS No. 142.

Stock Compensation Expense

The following table details stock compensation charges and the classifications within the consolidated statements of operations:

(in thousands)	For the year ended March 31,

	2003	2002	2001

Stock compensation related to the disposition of the HDD group:

Cost of revenue or Operating expenses	$306	$15,288	$–
Special charges	–	17,108	–

	306	32,396	–

Stock compensation not related to the disposition of the HDD group:
Cost of revenue or Operating expenses	1,238	2,995	12,747

	$1,544	$35,391	$12,747

Stock compensation expense decreased by $33.8 million to $1.5 million in fiscal year 2003, compared to $35.4 million in fiscal year 2002. This decrease was mainly due to HDD disposition-related stock compensation expense of $32.4 million recorded in fiscal year 2002 for the conversion and/or acceleration of stock equity awards for employees remaining with Quantum after the disposition of HDD. The classification of the $32.4 million of stock compensation expense between “Cost of revenue or Operating expenses” and “Special charges” was dependent on two factors: the unusual and non-recurring nature of the event (i.e., the disposition of the HDD business) that gave rise to stock awards and stock award modifications; and whether the vesting had already occurred or was accelerated to full vesting at the time of the award or modification. If vesting had already occurred or was accelerated to full vesting then there was no future benefit to Quantum and the related stock compensation expense for the vested portion of the award was treated as “Special charges”. When the unvested portion of an award was to be earned and vest over a future service period providing future value to Quantum, the related stock charge was recognized ratably as compensation expense over the vesting period in the appropriate category of “Cost of revenue or Operating expenses”.

Stock compensation expense recorded in fiscal year 2003 that related to the disposition of HDD reflects the vesting of DSS option and DSS restricted stock grants, which were converted from HDD option and HDD restricted stock grants, respectively, on April 2, 2001, the date of disposition of HDD to Maxtor.

Stock compensation expense not related to the disposition of HDD consists mainly of the vesting of DSS restricted stock grants and decreased by $1.8 million, to $1.2 million in fiscal year 2003 from $3.0 million in fiscal year 2002, which had decreased by $9.8 million from fiscal year 2001. These decreases reflect the lower number and value of restricted stock grants that are outstanding.

Interest Income and Other and Interest Expense

	For the year ended March 31,

(dollars in thousands)	2003	% of revenue	2002	% of revenue	2001	% of revenue

Interest income and other, net	$11,481	1.3%	$15,904	1.5%	$17,962	1.3%
Interest expense	(24,419)	-2.8%	(22,976)	-2.2%	(17,658)	-1.3%

	$(12,938)	-1.5%	$(7,072)	-0.7%	$304	0.0%

Equity investment write-downs	$(17,061)	-2.0%	$(7,364)	-0.7%	$–	0.0%

Net interest and other expense was $12.9 million, $7.1 million and income of $0.3 million in fiscal years 2003, 2002 and 2001, respectively. The increase in expense in fiscal year 2003 when compared to fiscal year 2002 mainly reflected reduced interest income as a result of lower interest rates and lower cash balances, as well as a $1.8 million net currency loss, attributable to the effect that the weakening U.S. dollar had on dollar-denominated bank accounts held by our European subsidiaries. The change from income of $0.3 million in fiscal year 2001 to expense of $7.1 million in fiscal year 2002 also reflected reduced interest income as a result of lower interest rates, plus higher interest expense as a result of the debentures that were issued in connection with the M4 Data acquisition.

During fiscal year 2003, we recorded charges of $17.1 million, compared to charges of $7.4 million in the fiscal year 2002, to write down our equity investments to net realizable value based on other-than-temporary declines in the estimated value of these investments. In the second quarter of fiscal year 2003, we sold our entire portfolio of venture capital equity investments for $11.0 million (refer to Note 22, “Investments in Other Entities”). Our remaining equity investments are recorded in “Other long-term assets”.

Income Taxes

The tax benefit on continuing operations recorded for fiscal year 2003 was $5.1 million compared to a $9.6 million benefit and a $111.8 million expense for fiscal years 2002 and 2001, respectively. Included in the tax benefit for fiscal year 2003 was a $10.2 million tax charge related to the repatriation of offshore earnings connected with the outsourcing of our tape drive manufacturing in Malaysia and a $1.8 million tax charge related to a foreign subsidiary’s purchase of international technology and marketing rights as a part of the acquisition of Benchmark. Excluding these charges, our effective tax rates on continuing operations were 13%, 16% and 36% in fiscal years 2003, 2002, and 2001, respectively. These rates reflect the non-deductibility of goodwill amortization and write-downs, purchased in-process research and development, equity investment write-downs and certain restructuring charges.

We expect to incur a tax expense in fiscal year 2004 for foreign taxes, including withholding taxes, in the range of $10 million. Those foreign taxes will be payable on a current basis, generally as incurred or shortly thereafter.

We have $21.3 million of deferred tax assets in excess of deferred tax liabilities. This net amount represents future U.S. tax deductions that will be realized when we generate future U.S. taxable income. If we are unable to generate sufficient future taxable income, we may incur a tax expense to write-off the balance of the deferred tax asset. The accounting guidance stipulates that cumulative losses in recent years make it difficult to rely on future income to realize deferred tax assets. Therefore, we will closely monitor the realizability of our deferred tax asset during fiscal 2004. In addition, our inability to generate sufficient amounts of future taxable income may prevent us from continuing to recognize tax benefits associated with any losses and foreign taxes that we may incur in the future. This could have a material and adverse impact on our results of operations and financial condition.

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

The tax sharing and indemnity agreement between Maxtor and us, entered into in connection with the disposition of the HDD group, provided for the allocation of certain liabilities related to taxes. Maxtor and Quantum presently disagree about the amounts owed by each party under this Agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that we will be successful in asserting our position. If disputes regarding contested amounts cannot be resolved favorably, we may incur costs, including litigation as well as the payment of the disputed amounts, which could have a material adverse effect on our business, financial condition and operating results.

Income (loss) from Continuing Operations

The loss from continuing operations was $132.1 million in fiscal year 2003, $49.0 million in fiscal year 2002 and an income of $197.8 million in fiscal year 2001. The increase in the loss from continuing operations in fiscal year 2003 when compared to fiscal year 2002 reflects the following factors:

•	Decreased revenues and gross margins;
•	Goodwill impairment charge of $58.7 million; and
•	Increase in the write-downs of investments in other entities of $9.7 million;
partially offset by:
•	Decreased special charges; and
•	Decreased operating expenses.

The change from income from continuing operations in fiscal year 2001 to a loss from continuing operations in fiscal year 2002 reflects the following factors:

•	Decreased revenues and gross margins;
•	HDD disposition-related transition expenses of $29.9 million related to activities that were eliminated as a result of the disposition of the HDD group;
•	Special charges of $72.8 million;
•	Expensed purchased in-process research and development of $13.2 million;
•	Write-downs of investments in other entities of $7.4 million; and
•	Reduced interest income earned on cash investments.

RESULTS OF DISCONTINUED OPERATIONS

Loss from NAS discontinued operations, net of income taxes

(in thousands)	For the year ended March 31,

	2003	2002	2001

Revenue	$19,899	$58,117	$59,703
Gross margin	(3,075)	8,285	10,496
Operating expenses	45,707	59,415	58,621
Loss from operations	(48,782)	(51,130)	(48,125)
Loss before income taxes	(48,633)	(51,189)	(48,040)
Income tax benefit	(10,724)	(17,719)	(17,658)
Loss from NAS discontinued operations	(37,909)	(33,470)	(30,382)

On October 28, 2002, we sold most assets and assigned certain contract rights related to our NAS business. The assets included inventories, service inventories, fixed assets and intellectual property. The proceeds from the sale included approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer with an option to acquire additional equity securities, a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability related to the prior installed customer base of NAS products.

The loss from operations in fiscal year 2003 includes an impairment charge of $16.4 million and special charges of $11.7 million. In the second quarter of fiscal year 2003, we determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell. The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting $16.4 million impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc. and certain assets of Connex. In the fiscal year 2003, we recorded $11.7 million of special charges related to the consolidation of sales and marketing activities, including severance charges and vacant facilities charges associated with the sale of the NAS business.

In fiscal year 2002, the loss from operations included $3.3 million of purchased in-process research and development related to the acquisition of certain assets of Connex in August 2001. The loss also included $4.5 million of special charges associated mainly with writing off deferred costs related to the abandonment of the planned initial public offering for the subsidiary that operated our NAS business, as well as severance charges related to restructurings.

Gain on disposition of HDD, net of income taxes and Loss from HDD discontinued operations, net of income taxes

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

In fiscal year 2002, we recorded a non-cash gain of $125.0 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor. See risk factor entitled—If we incur an uninsured tax liability as a result of the disposition of HDD, our financial condition and operating results could be negatively affected.

The following table sets forth the components of the gain on disposition of the HDD group recorded in fiscal year 2002 (in thousands, except exchange ratio and closing price):

Outstanding HDD shares at March 30, 2001	80,085
Exchange ratio of Maxtor shares for HDD shares	1.52

Maxtor shares received	121,729
Maxtor closing price on March 30, 2001	$7.00

Proceeds from the disposition of the HDD group	852,100
Net assets disposed	(619,757)
Stock compensation	(47,371)
Deferred income taxes	(60,000)

Gain on disposition of HDD group, net of income taxes	$124,972

The following table summarizes the results of the HDD group’s operations for fiscal year 2001:

(in thousands)	For the year ended March 31,2001

Revenue	$3,046,489
Gross margin	410,867
Operating expenses	434,418
Loss from operations	(23,551)
Loss before income taxes	(9,660)
Income tax benefit	2,900
Loss from discontinued operations	(6,760)

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement supersedes EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. We did not record any special charges in the fourth quarter of fiscal year 2003.

Guarantor’s Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the lease obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and we do not believe these provisions will have a material impact on our results of operations or financial position. The disclosures required for product warranties are included in Note 12, “Accrued Warranty and Indemnifications”. The disclosures required for the synthetic lease guaranteed value and for shares contingently issuable in connection with business combinations are included in Note 23, “Commitments and Contingencies”.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. We do not intend to adopt the fair value based method of accounting for stock-based employee compensation, but will provide the additional disclosures required by SFAS No. 148.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We believe that the synthetic lease disclosed in Note 23, “Commitments and Contingencies” might be subject to FIN 46. We are in the process of evaluating the financial statement impact, if any, of adoption of FIN No. 46.

LIQUIDITY AND CAPITAL RESOURCES

(dollars in thousands)	As of or for the year ended,

	March 31, 2003	March 31, 2002	March 31, 2001

Cash and cash equivalents (1)	$221,734	$343,878	$801,190
Days sales outstanding (DSO)	56.1	53.0	56.5
Inventory turns	9.1	6.6	6.3

Net cash provided by operating activities of continuing operations	$33,983	$56,629	$299,260
Net cash used in investing activities of continuing operations	$(108,689)	$(81,639)	$(71,102)
Net cash used in financing activities of continuing operations	$(35,886)	$(1,165)	$(111,509)

(1) Cash of $97.0 million was used to purchase short-term investments, which remained outstanding as of March 31, 2003.

Net cash provided by operating activities:

Net cash provided by operating activities of continuing operations was $34.0 million in fiscal year 2003, compared to $56.6 million in fiscal year 2002, and $299.3 million in fiscal year 2001. The primary sources of this change are listed in the following table:

(in thousands)	For the year ended

	March 31, 2003		March 31, 2002		March 31, 2001

	cash (used), provided	Change FY 2003 vs FY 2002	cash (used), provided	Change FY 2002 vs FY 2001	cash (used), provided

Income (loss) from continuing operations including cumulative effect of an accounting change	$(226,386)	$(177,386)	$(49,000)	$(246,828)	$197,828
Non-cash income statement items	212,591	129,437	83,154	(17,167)	100,321

Adjusted income (loss) from continuing operations	$(13,795)	$(47,949)	$34,154	$(263,995)	$298,149

Accounts receivable	17,351	(34,878)	52,229	38,763	13,466
Inventories	41,800	16,231	25,569	45,928	(20,359)
Accounts payable	34,467	57,492	(23,025)	(14,011)	(9,014)
Income taxes payable	(15,687)	(22,901)	7,214	(23,320)	30,534

Other, net	(30,153)	9,359	(39,512)	(25,996)	(13,516)

Net cash provided by operating activities	$33,983	$(22,646)	$56,629	$(242,631)	$299,260

Net cash provided by operating activities of continuing operations decreased by $22.6 million in fiscal year 2003 compared to fiscal year 2002. Of this decrease, $47.9 million was caused by a loss from continuing operations, adjusted for non-cash items, of $13.8 million in fiscal year 2003, compared to $34.1 million of income, adjusted for non-cash items, in fiscal year 2002. The declining revenues and gross margins that we experienced during fiscal year 2003 primarily caused the decrease. The $47.9 million decrease was partially offset by net changes in other items, bringing the year over year net decrease to $22.6 million.  There was an increase in cash provided by inventories, due to outsourcing our tape drive manufacturing to Jabil. There was an increase in cash provided by accounts payable due to the prepayment of suppliers in the fourth quarter of fiscal year 2002 that was not required in fiscal year 2003.  The cash used in net other liabilities decreased as we lowered our overall spending in fiscal year 2003, and there were decreases in cash provided by accounts receivable and income taxes payable.

Net cash provided by operating activities of continuing operations decreased by $242.6 million in fiscal year 2002 compared to fiscal year 2001. Of this decrease, $264.0 million was caused by the decrease in income from continuing operations, adjusted for non-cash items, to $34.2 million in fiscal year 2002, compared to $298.2 million of income, adjusted for non-cash items, in fiscal year 2001. This decrease was principally due to the declining revenues and gross margins that we experienced during fiscal year 2002, transitional costs following the disposition of the HDD group and special charges incurred related to our cost reduction projects. The $264.0 million decrease was partially offset by net changes in other items, bringing the year over year net decrease to $242.6 million. There were increases in cash provided by accounts receivable and inventories.  There was an increase in cash used by net other liabilities and accounts payable, as we prepaid certain key suppliers to ensure uninterrupted vendor shipments during the upgrade of our computer system in the fourth quarter of fiscal year 2002. There was a decrease in cash provided by income taxes payable reflecting the decrease in income (loss) from operations before income taxes in fiscal year 2002 compared to fiscal year 2001.

Net cash used in investing activities:

Net cash used in investing activities of continuing operations was $108.7 million, 81.4 million, and $71.1 million in fiscal years 2003, 2002 and 2001, respectively.

(in thousands)	For the year ended

	March 31, 2003		March 31, 2002		March 31, 2001

	cash (used), provided	Change FY 2003 vs FY 2002	cash (used), provided	Change FY 2002 vs FY 2001	cash (used), provided

Purchases of short term investments, net	$(97,000)	$(97,000)	$–	$–	$–
Maturities of marketable securities	–	–	–	(2,032)	2,032
Proceeds from sale of equity securities	11,000	11,000	–	–	–
Purchases of equity securities	–	27,550	(27,550)	(12,982)	(14,568)

Net cash used in the acquisition of
SANlight, Inc, (net of cash acquired)	(1,945)	(1,945)	–	–	–
Benchmark Storage Innovations, Inc. (net of cash acquired)	(3,020)	(3,020)	–	–	–
M4 Data (Holdings) Ltd	–	15,210	(15,210)	(15,210)	–

Subtotal	(4,965)	10,245	(15,210)	(15,210)	–

Proceeds from disposition of property and equipment	801	(1,868)	2,669	2,669	–
Purchases of property and equipment	(18,525)	22,777	(41,302)	17,264	(58,566)

Net purchases of property and equipment	(17,724)	20,909	(38,633)	19,933	(58,566)

Net cash used in investing activities	$(108,689)	$(27,296)	$(81,393)	$(10,291)	$(71,102)

The increase of $27.3 million in cash used in investing activities in fiscal year 2003 compared to fiscal year 2002 reflects the following:

•	The increase in purchases of short term investments of $97.0 million;
partially offset by:
•	A decrease in the purchase of equity securities of $27.6 million;
•	Proceeds from the sale of equity securities of $11.0 million;
•	A decrease in net cash used in acquisitions of $10.2 million;
•	A decrease in net cash used for purchases of property and equipment of $20.9 million.

The increase in net cash used to purchase short-term investments, net of proceeds, resulted from the investment of cash balances in quality interest bearing instruments with maturity dates greater than 90 days and paying a slightly higher yield than money market funds. We expect to continue to invest cash balances in quality interest bearing instruments with maturity dates greater than 90 days and paying a slightly higher yield. The decrease in the net cash used to purchase equity securities and the proceeds from the sale of equity securities are the direct result of our decision to cease operation of Quantum Technology Ventures and to sell the portfolio during fiscal year 2003. The decrease in net cash used in acquisitions occurred because we acquired entities with lower valuations with lesser amounts of cash compared to acquisitions that we undertook in previous years. The decrease in net cash used for purchases of property and equipment occurred because we reduced our capital spending because of the reduced IT spending environment and our efforts to reduce our expenditures.

We evaluate the strategic fit and cost of potential acquisitions and may in the future make acquisitions if we believe there is adequate economic justification. We regularly evaluate whether our anticipated purchases of property and equipment are appropriate for our business outlook and expect these purchases to be higher in fiscal year 2004 given the new tape drive, tape media and tape automation offerings that we expect to introduce over the course of this coming fiscal year.

The increase of $10.3 million in cash used in investing activities in fiscal year 2002 when compared to fiscal year 2001 was mainly due to:

Higher amounts of net cash used for:
•	An increase in the purchase of equity securities of $13.0 million;
•	A decrease in proceeds from marketable securities of $2.0 million; and
•	An increase in the cash portion of the price paid for acquisitions of $15.2 million;
partially offset by:
•	A decrease in net cash used for purchases of property and equipment of $19.9 million.

Net cash used in financing activities:

Net cash used in financing activities of continuing operations was $35.9 million in fiscal year 2003, $1.2 million, and $111.5 million in fiscal years 2003, 2002 and 2001, respectively.

(in thousands)	For the year ended

	March 31, 2003		March 31, 2002		March 31, 2001

	cash (used), provided	Change FY 2003 vs FY 2002	cash (used), provided	Change FY 2002 vs FY 2001	cash (used), provided

Purchases of treasury stock	$–	$46,630	$(46,630)	$99,621	$(146,251)
Principal payments	(41,363)	(41,363)	–	754	(754)
Proceeds from issuance of common stock, net	5,477	(39,988)	45,465	9,969	35,496

Net cash used in financing activities	$(35,886)	$(34,721)	$(1,165)	$110,344	$(111,509)

The increase in cash used in the financing activities of continuing operations in fiscal year 2003 of $34.7 million when compared to fiscal year 2002 reflects:

•	The increase in principal payments of $41.4 million;
•	The decrease in proceeds from issuance of common stock of $40.0 million;
partially offset by:
•	A decrease in net cash used to repurchases common stock of $46.6 million.

The increase in principal payments was primarily the result of the retirement of the debentures from the M4 Data acquisition. The lower proceeds from the issuance of our common stock were primarily the result of fewer stock option exercises by Quantum employees. The decrease in cash used to repurchase our common stock resulted from our decision not to repurchase any additional shares, to conserve cash during the challenging business environment we experienced during fiscal year 2003.

We are not able to estimate the amount of proceeds, if any, we expect to realize from the future issuance of our common stock or the amount of cash, if any, we may use to repurchase our common stock because they are dependent on a variety of broad economic, strategic, and other factors most of which we cannot control.

The $110.3 million decrease in cash used in financing activities in fiscal year 2002 compared to fiscal year 2001 was mainly due to a $99.6 million decrease in the repurchases of our common stock and a $10.0 million increase in the proceeds from the exercise of employee stock options in fiscal year 2002.

Credit line

In April 2000, we entered into an unsecured senior credit facility with a group of banks providing a $187.5 million revolving credit line that would have expired in April 2003. In December 2002, we terminated this facility and entered into a secured senior credit facility with a group of five banks, providing us with a $100 million revolving credit line that expires in June 2004. As of March 31, 2003, $89 million is committed to standby letters of credit and there were no borrowings from the remaining $11 million available under this credit facility. The credit facility is secured by a blanket lien on substantially all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line. There is also a cross default provision between this facility and the synthetic lease facility (see below and Note 23, “Commitments and Contingencies”), such that a default on one facility constitutes a default on the other facility. If in future quarters we are in violation of any financial or reporting covenant and receive a notice of default letter from the bank group, the credit line could become unavailable, and any amounts outstanding could become immediately due and payable and any default under the credit facility would cause us to be in default under our synthetic lease commitment. Our compliance with the covenants depends upon our ability to return to profitable operations.  If the trends of declining revenue and gross margin were to worsen in the future, that could delay or prevent our return to profitable operations and cause us to violate certain or all of the covenants in future periods. In addition, if we were unsuccessful in securing a waiver for any violation in subsequent quarters, we would also lose access to the $89 million standby letters of credit contained within our credit line facility and have to restrict $89 million of our cash to cover these existing letters of credit.

Synthetic Lease Commitment

As described in Note 23, ‘Commitments and Contingencies’, we have a synthetic lease commitment, accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases, that requires us to maintain specified financial and reporting covenants, which we entered into in August 1997 and renegotiated in December 2002. In January 2003, we amended the lease commitment agreement to change one of the financial measurements in order to facilitate the acquisition of SANlight. There is a cross default provision between this facility and the credit line facility (refer to Note 15 to the Consolidated Financial Statements, “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt”) such that a default on one facility constitutes a default on the other facility. If in future quarters Quantum were to fail to comply with these financial covenants and was unable to obtain a waiver, or amend the lease, for such non-compliance, the lessor could terminate the lease, resulting in the acceleration of our obligation to purchase the leased facilities for the stipulated sales price of approximately $50 million. This could result in our having to purchase and resell the facilities promptly and potentially at a substantial discount to their current appraised value. If this occurred, our liquidity and financial condition could be materially and adversely affected.  As described in greater detail in Note 23, at the end of the term of the lease we must either renew the lease, purchase the facility for the stipulated sales price of approximately $50 million, or find a third party to purchase the facility (as to which third party sale we would guarantee any shortfall below the stipulated sales price up to a maximum amount of $43.9 million payable by us).

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

The actions that we have taken to strengthen our balance sheet include the following:
•	The sale of our venture capital portfolio;
•	The transition to an outsourced manufacturing model;
•	The reduction in inventory levels;
•	The decision to make no common stock repurchases in fiscal year 2003; and
•	The reduction in capital expenditure levels.

Actions that we have taken to increase our ability to generate positive cash flow from operating activities include the following:

•	The sale of our NAS business, which was unprofitable and had negative cash flow;
•	The significant restructuring actions implemented over the last several quarters that were aimed at reducing costs (see Note 8, “Special Charges”);
•	The outsourcing of our manufacturing; and
•	The acquisition of Benchmark.

While we have taken actions to increase cash flows, there have been significant uses of cash that reduced cash inflow in the fiscal year 2003 relative to fiscal year 2002, including: our settlement of $41.4 million of debentures associated with the M4 Data acquisition; the payment of $12.8 million toward our Colorado Springs, Colorado, synthetic lease commitment in order to bring this commitment in line with the facility’s appraised value; and the fact that cash inflows from the exercise of employee stock options are down by $40.0 million reflecting the decline in the company’s common stock price in fiscal year 2003 and the exercises in fiscal year 2002 of employee options associated with the HDD divestiture.

We expect to generate cash from operating activities in fiscal year 2004 as a result of a continued emphasis on controlling operating costs and attempting to improve gross margins.

We believe that our existing cash and capital resources, including cash generated from operations, if any, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is dependent upon our ability to generate acceptable levels of revenue, maintain or improve gross margins, and maintain or reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. Operating cash flows, driven by net income, have been a significant source of our past liquidity. If in the future we do not return to sustained profitability, such lack of profitability may have a material adverse impact on our operating cash flows, liquidity and financial condition. Key factors in generating net income and positive operating cash flow include the introduction of competitive products and their effect on sales of our own comparable products, our ability to timely develop and offer new products, customer acceptance of new products, and our ability to deliver continued reductions in our cost of sales and operating expenses. Also, changes in accounts receivable and inventory balances are significant factors in whether we provide or use cash from operations and are affected by our ability to collect cash from our customers in a timely manner and the continued demand for our inventory. If we were to experience a significant deterioration in sales, profit margins and/or working capital management and performance, cash flows from our operating activities would be materially and adversely affected, which would impact the future availability of debt or equity arrangements on terms acceptable to us as well as prevent us from making strategic investments in property, equipment, tangible and intangible assets. We can make no assurances that we will be able to generate sufficient liquidity or obtain sufficient amounts of cash in the future, and if we cannot, this lack of cash could have a material adverse impact on our liquidity and financial condition.

Capital Resources

During fiscal year 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions.  Of the total repurchase authorization, $600 million was authorized for repurchase of Quantum, DSS or the previously outstanding HDD common stock. An additional $100 million was authorized solely for repurchase of the previously outstanding HDD common stock. For the fiscal year 2003, there were no repurchases of Quantum common stock.  Since the beginning of the stock repurchase authorization through March 31, 2003, we have repurchased a total of 8.6 million shares of Quantum common stock (including 3.9 million shares that were outstanding prior to the issuance of the DSS and HDD common stocks), 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock, for a combined total of $612.1 million. At March 31, 2003, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock, although our ability to repurchase is restricted under our credit facility.

We filed a registration statement that became effective on July 24, 1997, pursuant to which we may issue debt or equity securities, in one or more series or issuances, limited to a $450 million aggregate public offering price. In July 1997, under the registration statement, we issued $287.5 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). We have recorded a receivable from Maxtor of $95.8 million of aggregate principal amount for the portion of the debt previously attributed to HDD and for which Maxtor has agreed to reimburse us for both principal and associated interest payments. Although we believe the $95.8 million of aggregate principal amount due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, we would be obligated to pay this amount and record a loss with respect to this amount in a future period. We may redeem the notes at any time. In the event of certain changes involving all or substantially all of our common stock, the holder would have the option to redeem the notes. Redemption prices range from a current premium of 102% of the principal to 100% at maturity. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness.

Our ability to retire or refinance these 7% convertible subordinated notes, which mature in August of 2004, will depend on our ability to generate sufficient cash flow and/or obtain refinancing on commercially reasonable terms. Over the next twelve months we will be evaluating financing alternatives available to us. If we are unable to generate sufficient cash flow and/or are unable to refinance these notes, we may have to:

•	Reduce or delay capital expenditures planned for replacements, improvements and expansions;
•	Sell assets;
•	Restructure these notes; and/or
•	Obtain additional debt or equity financing, if available at all, in order to meet these maturing obligations.

If our losses from operations were to persist at current levels or worsen, or if Maxtor were unable or unwilling to reimburse us for its portion of our debt, or we were unable to refinance the debt on commercially reasonable terms, we would not have sufficient cash resources to repay our debt and this would have a material and adverse effect on our business.

Debentures payable of $41.4 million were issued as partial consideration for the acquisition of M4 Data in April 2001. The debenture holders called and received payment from Quantum for $38.7 million in the first quarter of fiscal year 2003 and $2.7 million in the third quarter of fiscal year 2003. We expect that debentures issued in the future, if any, under the earn out provisions of the acquisition agreement will be up to $1 million annually through to fiscal year 2005, when the earn out provisions of the acquisition agreement expire.

The table below summarizes our commitments:

(in thousands)	< 1 year	1 year and < 2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt	$–	$287,500	$–	$–	$287,500
Portion payable by Maxtor (1)	–	(95,833)	–	–	(95,833)

Subtotal	–	191,667	–	–	191,667

Synthetic lease-Colorado facility
- contingent obligation (2)	–	–	50,000	–	50,000

Other leases	14,821	9,434	6,508	15,778	46,541

Total Contractual Cash Obligations	$14,821	$201,101	$56,508	$15,778	$288,208

(1) Refer to Note 4 to the Consolidated Financial Statements. (2) Appraised value of the facility, the collateral that would be used to satisfy the contingent obligation, is $50 million.

TRENDS AND UNCERTAINTIES

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PAGE [3] OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

Overview

Our financial performance is affected by a variety of trends and uncertainties. In analyzing our financial performance, we categorize these trends and uncertainties as relating to:

General economic factors
-	General economic conditions including the amount of customer spending on information technology.

Financing and access to capital
-

We have substantial maturing obligations and we may not have future access to capital in sufficient amounts, and on reasonable terms, to refinance these obligations or to provide new capital for the Company;

-	We may not be able to generate sufficient amounts of cash from operations to maintain access to existing sources of capital or gain access to new sources of capital;
-	Our current credit agreements restrict our discretion in certain aspects of operating our businesses; and
-	We must be able to satisfy the guaranteed residual value in our synthetic lease for our Colorado facility.
-	In previous quarters we violated certain financial covenants under our credit arrangements. If in the future we again violate financial covenants, we may not be able to use our credit arrangements.

Management of our operations
-	Our SSG business operates at a loss and may continue to operate at a loss;
-	Our sales are concentrated with a small number of customers who have no commitments to purchase from us;
-	We do not control the sales activities of the licensees who sell our tape media cartridges;
-

Our royalty and media revenue is dependent on changes in the size of the installed base of tape drives that use our tape cartridges, media suppliers’ pricing actions, performance of our strategic licensing partners, and the relative growth in the installed base of Super DLTtape drives, the media cartridges for which sell at a higher price than DLTtape cartridges;

-	Our operating results depend heavily on our ability to successfully introduce new products;
-

We rely on a limited number of third party suppliers, in particular Jabil Circuit, which may restrict the amount of products available for us to sell and increase the price we must pay these suppliers to acquire the products;

-	We rely heavily on third party distributors and resellers to sell our products;
-	We must successfully integrate the acquisition of companies, technologies and products that we have acquired, or may acquire in the future; and
-	We must maintain adequate levels of service inventories to satisfy our customers’ service needs.

Competition
-	Competition has increased and may increasingly intensify in the tape drive market;
-	Competition has increased and may increasingly intensify in the tape automation market; and
-	Competition with our products from alternative storage solutions may increase further.

Intellectual property
-	Our competitive position would suffer if we failed to protect our intellectual property; and
-	Third party infringement claims could result in significant incremental costs and substantial liability to us.

43
The sale of the HDD group to Maxtor
-	There is a dispute between us and Maxtor regarding the terms of a tax sharing and indemnity agreement, which could result in significant incremental costs to us;
-	If Maxtor is unable to perform its obligations under the tax sharing and indemnity agreement, or the agreements in connection with our convertible debt, we may incur significant incremental costs; and
-

If the disposition of HDD is determined not to be tax-free, we and our stockholders may incur a substantial tax liability.  Our insurance policy may not cover any or even a significant portion of the amount of liability.

Other general business factors
-	Our stock price could become more volatile due to a variety of factors;
-	Our future quarterly results could fluctuate significantly and be materially different from historical quarterly results;
-	Our outsourcing arrangement with Jabil Circuit may alter our tax status in Malaysia and we may incur a substantial tax liability;
-	As a result of our disposition of the NAS business, we hold investments which may decline in value;
-	Our historical financial information may not be indicative of our future results of operations;
-	We must continue to generate sufficient amounts of future U. S. taxable income or we will have to write off certain tax assets and may in the future have an unfavorable effective tax rate;
-	A significant portion of our business is conducted internationally and is exposed to international business risks, including currency fluctuations; and
-	Many of our facilities and our suppliers’ and customers’ facilities are located in earthquake zones or are exposed to other natural disasters.

Trends and Uncertainties

We are exposed to general economic conditions that have continued to result in significantly reduced sales levels and significant operating losses and, if such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be further adversely and materially impacted.

If the adverse economic conditions in the United States and throughout the world economy continue or worsen, we may experience a further material adverse impact on our business, operating results, and financial condition. We took actions in fiscal year 2002 and in fiscal year 2003 to reduce our cost of sales and operating expenses in order to address these adverse conditions.  A prolonged continuation or worsening of sales trends would require us to take additional actions to further reduce our cost of sales and operating expenses in subsequent quarters in order to align these costs with reduced revenue. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment.  If we are required to undertake further expense reductions, we may incur significant additional incremental special charges associated with such expense reductions that are disproportionate to sales, thereby materially and adversely affecting our business, financial condition and operating results.

Quantum is currently not profitable. If we are unable to generate positive cash flow from operating activities, our ability to obtain additional capital in the future could be jeopardized, and our business could suffer.

We must devote substantial resources to new product development, manufacturing, and sales and marketing activities to be competitive in our markets. Historically, cash flow from operating activities has provided us with a significant portion of the cash and liquidity that we have required in order to invest in product development, manufacturing and sales and marketing activities. Until or unless we return to profitable operations, we will have significantly less liquidity to invest in our business. In turn, reduced cash flow from operations may jeopardize our ability to maintain access to our current sources of capital or to gain access to new sources of capital, which could have a material adverse impact on our business, results of operations, liquidity, and financial condition.

To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions, research and development and other general corporate purposes, will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If our losses from operations were to persist at current levels or worsen, or if Maxtor were unable or unwilling to reimburse us for its portion of our debt, or we were unable to refinance our outstanding debt on commercially reasonable terms, we would not have sufficient cash resources to pay off this maturing debt. We cannot provide assurance that we will generate sufficient cash flow from operations, or that future borrowings will be available on commercially reasonable terms or at all, or available in an amount sufficient to enable us to pay our debt or fund other liquidity needs.

If we are unable to generate sufficient cash flow and/or are unable to refinance or extend outstanding borrowings on commercially reasonable terms or at all, we may have to:

•	Reduce or delay capital expenditures planned for replacements, improvements and expansions;
•	Sell assets;
•	Restructure these notes; and/or
•	Obtain additional debt or equity financing, if available at all, in order to meet these maturing obligations.

We cannot provide assurance that we could effect or implement any of these alternatives on satisfactory terms, if at all.

The agreements for our credit facilities and our synthetic lease commitment contain various covenants that limit our discretion in the operation of our business.

The agreements for our secured credit facilities and our synthetic lease commitment contain numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, thereby restricting our ability to:

•	Incur debt;
•	Incur liens;
•	Redeem or prepay subordinated debt;
•	Make acquisitions of businesses or entities or sell certain assets;
•	Make investments, including loans, guarantees and advances;
•	Make capital expenditures beyond a certain threshold;
•	Engage in transactions with affiliates;
•	Pay dividends or engage in stock repurchases; and
•	Enter into certain restrictive agreements.

Our ability to comply with covenants contained in our secured credit facility or our synthetic lease commitment agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related covenants in one agreement could result in an acceleration of our indebtedness and cross-defaults under other agreements, which may have a material adverse effect on our liquidity and financial condition. Even if we are able to comply with all covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

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

SSG currently operates at a loss and may continue to operate at a loss.  If we are unable to make our Storage Solutions business profitable, the losses from this group could materially and adversely affect our business, financial condition and results of operations.

We have invested, and will continue to invest, in the development, promotion and sale of storage solutions, such as our recent acquisition of SANlight. Operating expenses associated with our Storage Solutions revenue are comparatively high, resulting in losses and cash consumption out of proportion to the revenue generated by the group, when compared to our tape business. Therefore, we will need to generate significant storage solutions revenues or significantly reduce our related operating expenses for the group in order to make the Storage Solutions business profitable. We cannot provide assurance that the Storage Solutions group will ever produce operating income or will ever generate positive cash flow, and, if we are unable to do so, these losses could negatively impact our business, financial condition and operating results.

Goodwill and intangible assets used in SSG were reviewed for possible impairment upon the adoption on April 1, 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The impairment test conducted relative to goodwill resulted in a $94.3 million accounting adjustment in the first quarter of fiscal year 2003 and a $58.7 million impairment charge in the second quarter of fiscal year 2003. The goodwill and other intangible assets were determined not to be impaired, based on projections of undiscounted and discounted net cash flows from SSG compared to the carrying value of the goodwill and other intangible assets. However, both tests use financial projections involving significant estimates and uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid further impairment charges. As a result, in the future, we may incur additional impairment charges related to our Storage Solutions business, which would adversely affect the group’s operating income, which could have a materially adverse impact on the results of our operations or our financial condition.

A majority of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales are concentrated among a few customers. Sales to our top five customers in fiscal year 2003 represented 39% of total revenue. These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold directly to our top five customers by our other OEM tape drive customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

The merger of Hewlett-Packard and Compaq during calendar year 2002 significantly increased the concentration of our sales and dependency on a single customer. Approximately 22% of our revenue derives from this merged entity, and, therefore, could be materially and adversely affected if Hewlett-Packard were to experience a significant decline in storage revenue whether due to customer loss or integration issues or otherwise.  There is an additional risk since the combined entity owns a competing LTO brand of tape drive and media. Hewlett-Packard markets both the LTO and Super DLTtape platforms, whereas Compaq had exclusively marketed Super DLTtape for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLTtape and Super DLTtape products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

If any of our other top five customers were to significantly reduce, cancel or delay their orders from us, our results of operations could be materially adversely affected.

Competition has increased, and may increasingly intensify, in the tape drive market as a result of competitors introducing tape drive products based on new technology standards and on DLTtape technology, which could materially and adversely affect our business, financial condition and results of operations.

We compete with companies that develop, manufacture, market and sell tape drive products. Our principal competitors include Exabyte, Hewlett-Packard, IBM,  Seagate, Sony and StorageTek. These competitors are aggressively trying to advance and develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM and Seagate formed a consortium to develop and have developed new linear tape drive products (LTO). These products target the high-capacity data backup market and compete with our products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape and Super DLTtape drives and media. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive market with greater resources and a potentially greater market reach with a product that competes directly with our Super DLTtape drives and Super DLTtape media. These factors, when combined with the current economic environment, which has resulted in reduced shipments of our own tape drives, and tape drives in general, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

Competition has increased, and may increasingly intensify, and sales have trended lower in the tape automation market as a result of current economic conditions, and, if these adverse trends continue or worsen, our business, financial condition and operating results may be materially and adversely affected.

Our tape automation products compete with product offerings of Advanced Digital Information Corporation, Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek, which offer tape automation systems incorporating DLTtape and Super DLTtape technology as well as new linear tape technology. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape automation market with greater resources and a potentially greater market reach. Current economic conditions are characterized by lower information technology investment, particularly for higher priced products, such as high-end tape automation systems. However, more recently, even competitors that derive a significant percentage of their sales from lower priced tape automation products, have seen economic conditions adversely impact their quarterly sequential sales. The lower demand has also resulted in increased price competition. If this trend continues or worsens and/or if competition further intensifies, our sales and gross margins could decline further, which could materially and adversely affect our business, financial condition and results of operations.

We derive almost all of our revenue from products incorporating tape technology; if competition from alternative storage technologies continues or increases, our business, financial condition and operating results would be materially and adversely harmed.

We derive almost all of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a substantial majority of our revenue from these products for the foreseeable future. As a result, our future operating results depend on the continued market acceptance of products employing tape drive technology. Our tape products, including tape drives and automation systems, also compete with other storage technologies, such as hard disk drives. Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If products incorporating other technologies gain comparable or superior market acceptance, or their costs decline far more rapidly than tape drive and media costs, the competition resulting from these alternative technologies would increase as customers turn toward those alternative technologies with an acceptable price/performance offering relative to tape drives and automation systems. As a result, our business, financial condition and operating results would be materially and adversely affected.

We do not control licensee pricing or licensee sales of tape media cartridges and, as a result, our royalty revenue may decline, which could materially and adversely affect our business, financial condition and operating results.

We receive a royalty fee based on sales of tape media cartridges by Fuji, Maxell, Sony and Imation. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. As a result, our royalty revenue varies depending on the level of sales and prices set by the licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would reduce our revenue and margins on this product. As a result, our business, financial condition and operating results may be materially and adversely affected.

Our royalty and media revenue is dependent on an installed base of tape drives that utilize Super DLTtape and DLTtape media cartridges, and, if the installed base declines, or if competing media products gain market share from us, media and royalty revenue would decline, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

Our royalty and media revenue is dependent on the following factors:

•	The size of the installed base of tape drives that use our tape cartridges;
•	The pricing actions of other media suppliers;
•	The performance of our strategic licensing partners, which sell our tape media cartridges; and
•	The relative growth in units of Super DLTtape drives, the media cartridges for which sell at a higher price than DLTtape cartridges.

Competition from other tape or storage technologies that use their own media could result in reduced sales of Super DLTtape and DLTtape drives and such competition could also lower the installed base of tape drives that utilize DLTtape media. Since we earn a royalty from media consumed by the installed base of tape drives, a reduced installed tape drive base would result in a reduction in our media and royalty revenue. This could materially and adversely affect our business, financial condition and results of operations.

Our operating results depend on new product introductions, which may not be successful, in which case, our business, financial condition and operating results may be materially and adversely affected.

To compete effectively, we must continually improve existing products and introduce new ones, such as the DX30, our first disk based backup system. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

•	We will introduce any of these new products in the time-frame we are forecasting;
•	We will not experience technical, quality, performance-related or other difficulties that could prevent or delay the introduction of, and market acceptance of, these new products;
•	Our new products will achieve market acceptance and significant market share, or that the markets for these products will grow as we have anticipated;
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

We have approximately $21 million of deferred tax assets in excess of deferred tax liabilities as of March 31, 2003. This net amount represents future U.S. tax deductions that will reduce future U.S. tax liabilities only if we are able to generate sufficient amounts of future U.S. taxable income to realize the benefit of those tax deductions. If we are unable to generate sufficient future taxable income, we may incur a tax expense to write-off the balance of this deferred tax asset.  The accounting guidance stipulates that cumulative losses in recent years make it difficult to rely on future income to realize deferred tax assets. Therefore, we will closely monitor the realizability of our deferred tax asset during fiscal 2004. In addition, the inability to generate sufficient amounts of future taxable income may prevent us from continuing to recognize tax benefits associated with any losses that we may incur in the future. This would have a material and adverse impact on our results of operations and financial condition.

Our reliance on a limited number of third-party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

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

Furthermore, the main supplier of tape heads for our products is located in China. Political instability, trade restrictions, health threats such as the SARS virus, changes in tariff or freight rates, or currency fluctuations in China could result in increased costs and delays in shipment of our products and could materially and adversely impact our business, financial condition and operating results.

We rely heavily on distributors and other resellers to market and sell our products. If one or more distributors were to experience a significant deterioration in its financial condition or its business relationship with us, this could disrupt the distribution of our products, which could materially and adversely affect our business, financial condition and operating results.

In certain product and geographic segments we heavily utilize distributors and value added resellers to perform the functions necessary to market and sell our products. To fulfill this role, the distributor must maintain an acceptable level of financial stability and creditworthiness. If the distributor is unable to do so, we may be required to reduce the amount of sales of our product to the distributor or terminate the relationship with this distributor. We may also incur financial losses for product returns from distributors or for the failure or refusal of distributors to pay obligations owed to us. For instance, on May 7, 2003, Digital Storage, Inc., one of our media distributors, filed for Chapter 11 bankruptcy protection. As a result of this bankruptcy, we recorded a net bad debt charge of $1.4 million. Either scenario could result in fewer of our products being available to the affected market segments reduced levels of customer satisfaction and/or increased expenses, which could in turn have a material and adverse impact on our business, results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 140 United States patents and have 84 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Third party infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. For instance, see Note 21 to the Consolidated Financial Statements for a description of StorageTek’s patent infringement suit against us. While we currently believe the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results may be materially and adversely affected.

Pursuant to our synthetic lease, we have an obligation for a guaranteed value to the lessor at the end of the lease term, which could result in our being required to make a significant cash payment to the lessor, and if we are required to do so, our business, financial condition and results of operations could be materially and adversely impacted.

We have a synthetic lease for our Colorado Springs facility, which is accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases. At the end of the lease term, we may renew the lease, purchase the facility, or cause the facility to be sold to a third party, subject to our obligation to the lessor for the guaranteed value. The proceeds of a sale to a third party would be used to satisfy the $50.0 million obligation to the lessor at the end of the lease term. In the event of sale to a third party, we would be liable for any shortfall between the net proceeds resulting from the sale of the facility and our $50.0 million obligation to the lessor, up to a maximum of $43.9 million. In the event of a default on our obligation to the lessor, we would be liable for the entire $50.0 million. These obligations that would arise from either a sale to a third party or a default could have a material adverse impact on our financial condition and liquidity.

In the past we incurred a charge because of a decline in the appraised value of this facility. We have the facility independently appraised on a periodic basis. Any future declines in the appraised value of the facility would result in a charge, which could be material and adverse to our financial condition.

Our lease commitment requires us to maintain specified financial covenants. If we fail to comply with these financial covenants and are unable to obtain a waiver, or amend the lease, for such future non-compliance, it would cause us to default under our credit facilities and the lessor could terminate the lease, resulting in either the acceleration of our obligation to purchase the leased facility at the guaranteed value, which could have an adverse affect on our financial condition and liquidity.

In previous quarters we violated certain financial covenants under our credit facility; if in the future we again violate financial covenants, we may not be able to use this credit facility, which could materially and adversely impact our financial condition and liquidity.

In April 2000, we entered into an unsecured senior credit facility with a group of nine banks, providing a $187.5 million revolving credit line that would have expired in April 2003. In previous quarters we violated certain financial covenants under this credit facility. In December 2002, we terminated this facility and entered into a secured senior credit facility with a group of five banks, providing a $100 million revolving credit line that expires in June 2004. As of March 31, 2003, $89 million is committed to standby letters of credit.  If in future quarters we are in violation of any financial or reporting covenant and receive a notice of default letter from the bank group, the credit line could become unavailable, and any amounts outstanding could become immediately due and payable. In addition, if we were unsuccessful in securing a waiver in subsequent quarters, we would also lose access to the $89 million standby letters of credit contained within our credit line facility and have to restrict $89 million of our cash to cover these existing letters of credit.  This would have a material and adverse impact on our liquidity.

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

We have engaged in and may in the future engage in acquisitions of companies, technologies or products, and the failure to integrate any such acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and expect in the future to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, as part of this acquisition strategy, during the third quarter of fiscal year 2002, we acquired Benchmark, whose business is complementary to many of DLTG’s products and technologies. Any future acquisitions, as well as the success of our Benchmark acquisition, would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among others:

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

We outsourced DLT and Super DLTtape drive manufacturing to Jabil during the third quarter of fiscal year 2003.  SSG has increased its use of contract manufacturers for certain manufacturing functions as well. Our ability to meet customer demand depends on our ability to obtain timely deliveries of products and parts from our suppliers; as a result, if we cannot obtain these products and parts in such a manner, such a delay could materially and adversely impact our business, financial condition and results of operations.

We face the following risks as a result of our decision to outsource manufacturing to Jabil:

•

Sole source of product supply.  Jabil is our sole source of supply for most of our DLTtape and Super DLTtape drives and certain tape automation products. Because we are relying on one supplier, we are at greater risk of experiencing component shortages or other delays in customer deliveries that could result in customer dissatisfaction and lost sales, which could materially damage customer relationships and result in lost revenue.

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

In addition to Jabil, we have outsourced a significant portion of our manufacturing to other contract manufacturers. We face similar risks in relation to these products as those set forth above, in particular the risks of component shortages or other delays in customer deliveries that could result in customer dissatisfaction and lost sales, increased costs for products manufactured for us and the risk that the quality of the products may not be acceptable to us or to our customers, any or all of which could have a material adverse effect on our business.

Our manufacturing outsourcing arrangement in Malaysia with Jabil, a third party contract manufacturer, has the potential to affect our tax status in Malaysia and could therefore materially and adversely affect our business, financial condition and results of operations.

We were granted strategic pioneer tax status beginning in December 2000 contingent on us meeting five separate conditions linked to investments in the Malaysian economy. While we have actively worked to meet each of these conditions, changes in the business environment and the outsource of manufacturing to Jabil have meant that we have not yet fully met these conditions as these conditions assumed a five-year profile of investment. Were the Malaysian government to revoke Quantum’s strategic pioneer tax status in its entirety, then the maximum potential tax liability that could be assessed would be $15 million, which could materially and adversely affect our business, financial condition and results of operations.

A significant portion of the consideration for the disposition of the material assets of our NAS business was restricted stock issued by the buyer, a privately held company.

A portion of the consideration for the sale of the material operating assets of our NAS business was equity securities recorded with a $3.9 million carrying value. The equity securities are “restricted securities”, as defined in Rule 144 under the Securities Act of 1933, as amended, and, therefore, are subject to substantial restrictions on the sale or disposition of such shares, many of which restrictions are contingent on or governed by matters solely within the control of the privately held company. Because of the nature of the privately held issuer as well as the restrictions on our ability to transfer these equity securities, there is no public market for these securities.

We generally record our investment in equity securities of early development stage companies on a cost basis, adjusted for other than temporary impairment. The restricted stock we received as a result of the NAS disposition could lose value and become worthless if the buyer fails to profitably achieve its business plans or is not able to obtain adequate funding to do so. Because there is no market in these equity securities, we would not be able to hedge or otherwise mitigate any losses on these securities. If the buyer is not successful in achieving its business plan, we could be required to write down some or all of the value of these assets, which could have a material and adverse impact on our financial condition and results of operations.

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute between us and Maxtor. In the event this dispute is not resolved favorably, we could incur significant costs that could have a material adverse effect on our business, financial condition and operating results.

The tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of HDD provided for the allocation of certain liabilities related to taxes. Maxtor and we presently disagree about the amounts owed by each party under this Agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date.  However, there can be no assurance that we will be successful in asserting our position. If disputes regarding contested amounts cannot be resolved favorably, we may incur costs, including both litigation as well as the payment of the disputed amounts, which could have a material adverse effect on our business, financial condition and operating results.

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

Maxtor is a publicly traded company (NYSE symbol: MXO) that has been incurring financial operating losses. If Maxtor were unable to pay its share of any obligations, we would be required to pay and that would have a material adverse impact on our results of operations and financial position.

Maxtor’s failure to perform under the agreements in connection with our convertible debt and contingent liabilities would harm our business, financial condition and operating results.

Maxtor has agreed to assume responsibility for payments of up to $95.8 million of aggregate principal amount of our convertible debt. If Maxtor fails to repay its portion of the convertible debt, we would have to deplete our existing cash resources or borrow cash to make the payments. As a result, our business, financial condition and operating results could be materially and adversely affected.

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

Our stock price could become more volatile if certain institutional investors were to increase or decrease the number of shares they own.  In addition, there are other factors and events that could affect the trading prices of our common stock.

Three institutional investors owned approximately 43% of our common stock as of March 31, 2003. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the Quantum DSS shares they currently own, that may cause our stock price to be more volatile.

Trading prices of our common stock may fluctuate in response to a number of other events and factors, such as:

•	General economic conditions;
•	Changes in interest rates;
•	Fluctuations in the stock market in general and market prices for high technology companies in particular;
•	Quarterly variations in our operating results;
•	New products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;
•	Changes in financial estimates by us or securities analysts and recommendations by securities analysts; and
•	Changes in our capital structure, including issuance of additional debt or equity to the public.

Any of these events and factors may cause our stock price to rise or fall and may adversely affect our business and financing opportunities.

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

If we fail to meet our projected quarterly results, our business, financial condition and results of operations may be materially and adversely harmed.

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

Our international operations can act as a natural hedge when both operating expenses and sales are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since an insignificant amount of our net sales for fiscal year 2003 are denominated in currencies other than the U.S. dollar, we do not believe that our total foreign exchange rate exposure is significant. Nevertheless, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of that particular foreign currency to equal a specified amount of U.S. dollars than before such rate increase. In such cases, and if we were to price our products and services in that particular foreign currency, we would receive fewer U.S. dollars than we would have received prior to such rate increase for the foreign currency. Likewise, if we were to price our products and services in U.S. dollars while competitors priced their products in a local currency, an increase in the relative strength of the U.S. dollar would result in our prices being uncompetitive in those markets. Such fluctuations in currency exchange rates could materially and adversely affect our business, financial condition and results of operations.

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

Our cash equivalents and short-term investments consist primarily of certificates of deposit and money market funds. The main objective of these investments is to maintain principal while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would result in an approximate $3.2 million decrease in interest income.

In April 2000, we entered into an unsecured senior credit facility with a group of banks providing a $187.5 million revolving credit line that would have expired in April 2003. In December 2002, we terminated this facility and entered into a secured senior credit facility with a group of five banks, providing us with a $100 million revolving credit line that expires in June 2004. Our credit facilities are comprised of a $100 million revolving line of credit expiring in June 2004 and $287.5 million of 7% convertible subordinated notes. The borrowings under the revolving credit line bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.

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

Equity Security Risk

We hold equity investments in companies in the high-technology industry sector that are not currently publicly traded. These investments are recorded at cost, adjusted for other than temporary impairment and are included in other long-term assets. We do not attempt to reduce or eliminate exposure on these securities. At March 31, 2003, the carrying value of these investments was $4.0 million and the impairment charges recorded in fiscal year 2003 were $17.1 million.

A further 20 percent impairment charge would result in an approximate $0.8 million decrease in the fair value of our equity investments.

ITEM 8.  Financial Statements and Supplementary Data

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended March 31,

	2003	2002	2001

Product revenue	$684,156	$820,359	$1,124,142
Royalty revenue	186,653	209,316	221,973

Total revenue	870,809	1,029,675	1,346,115
Cost of revenue	603,646	652,070	733,575

Gross margin	267,163	377,605	612,540

Operating expenses:
Research and development	111,926	111,451	116,836
Sales and marketing	100,454	110,733	118,290
General and administrative	71,266	113,541	68,043
Goodwill impairment	58,689	–	–
Special charges	24,200	72,856	–
Purchased in-process research and development	7,802	13,200	–

	374,337	421,781	303,169

Income (loss) from operations	(107,174)	(44,176)	309,371
Equity investment write-downs	(17,061)	(7,364)	–
Interest income and other, net	11,481	15,904	17,962
Interest expense	(24,419)	(22,976)	(17,658)

Income (loss) before income taxes	(137,173)	(58,612)	309,675
Income tax provision (benefit)	(5,085)	(9,612)	111,847

Income (loss) from continuing operations	(132,088)	(49,000)	197,828
Discontinued operations:
Loss from NAS discontinued operations, net of income taxes	(37,909)	(33,470)	(30,382)
Gain on disposition of HDD group, net of income taxes	–	124,972	–
Loss from HDD discontinued operations, net of income taxes	–	–	(6,760)

Income (loss) from discontinued operations	(37,909)	91,502	(37,142)

Income (loss) before cumulative effect of an accounting change	(169,997)	42,502	160,686
Cumulative effect of an accounting change	(94,298)	–	–

Net income (loss)	$(264,295)	$42,502	$160,686

Income (loss) per share from continuing operations
Basic	$(0.81)	$(0.32)	$1.34
Diluted	$(0.81)	$(0.32)	$1.27

Weighted average common shares -- continuing operations
Basic	162,208	155,169	148,150
Diluted	162,208	155,169	155,645

Income (loss) per share from discontinued operations (1)
Basic	$(0.23)	$0.59
Diluted	$(0.23)	$0.59

Weighted average common shares -- discontinued operations
Basic	162,208	155,169
Diluted	162,208	155,169

Cumulative effect per share of an accounting change
Basic	$(0.58)	$–	$–
Diluted	$(0.58)	$–	$–

Net income (loss) per share (2)
Basic	$(1.63)	$0.27
Diluted	$(1.63)	$0.27

Weighted average common shares
Basic	162,208	155,169
Diluted	162,208	155,169

(1)  Income (loss) per share from discontinued operations for fiscal year 2001 is not presented, as there was no single class of stock that represented discontinued operations in this period.

(2)  Net income (loss) per share for fiscal year 2001 is not presented, as there was no single class of stock that represented the consolidated Company for this period subsequent to the recapitalization that occurred on August 3, 1999 (as discussed in Note 1 to the Consolidated Financial Statements).

See accompanying Notes to the Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2003	March 31, 2002

Assets
Current assets:
Cash and cash equivalents	$221,734	$343,878
Short-term investments	97,055	555
Accounts receivable, net of allowance for doubtful accounts of $8,927 and $6,233	133,760	149,424
Inventories	66,305	98,801
Deferred income taxes	46,370	42,038
Service inventories	49,104	48,287
Other current assets	26,080	36,842
Current assets of discontinued operations	—	59,220

Total current assets	640,408	779,045

Long-term assets:
Property and equipment, less accumulated depreciation	54,522	76,405
Goodwill, less accumulated amortization	40,916	135,817
Purchased technology, less accumulated amortization	57,485	41,220
Other intangible assets, less accumulated amortization	21,959	23,085
Other long-term assets	10,606	42,367
Receivable from Maxtor Corporation	95,833	95,833

Total long-term assets	281,321	414,727

	$921,729	$1,193,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$104,495	$65,503
Accrued warranty	49,582	42,176
Short-term debt	–	41,363
Accrued compensation	21,854	28,581
Income taxes payable	14,695	29,638
Accrued special charges	6,255	24,227
Deferred revenue	16,627	15,539
Other accrued liabilities	40,468	49,074
Current liabilities of discontinued operations	—	9,615

Total current liabilities	253,976	305,716

Long-term liabilities:
Deferred income taxes	25,091	40,055
Convertible subordinated debt	287,500	287,500

Total long-term liabilities	312,591	327,555

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Preferred stock, no shares issued at March 31, 2003 and March 31, 2002	–	–
Common stock:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 175,451,761 and 156,967,854 shares issued and outstanding at March 31, 2003 and 2002, respectively	1,755	1,570
Capital in excess of par value	241,671	188,907
Retained earnings	110,619	374,914
Accumulated other comprehensive income (loss)	1,117	(4,890)

Stockholders’ equity	355,162	560,501

	$921,729	$1,193,772

See accompanying Notes to the Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,

	2003	2002	2001

Cash flows from operating activities:
Loss from continuing operations including cumulative effect of an accounting change	$(226,386)	$(49,000)	$197,828
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Cumulative effect of an accounting change (SFAS No. 142 adjustment)	94,298	–	–
Purchased in-process research and development	7,802	13,200	–
Depreciation	36,791	39,298	42,263
Amortization	15,530	28,170	19,108
Goodwill write-down	58,689	–	–
Deferred income taxes	(19,124)	(23,161)	26,203
Compensation related to stock incentive plans	1,544	18,283	12,747
Equity investment write-down	17,061	7,364	–
Changes in assets and liabilities:
Accounts receivable	17,351	52,229	13,466
Inventories	41,800	25,569	(20,359)
Accounts payable	34,467	(23,025)	(9,014)
Income taxes payable	(15,687)	7,214	30,534
Accrued warranty	1,067	(12,026)	2,194
Other assets and liabilities	(31,220)	(27,486)	(15,710)

Net cash provided by operating activities of continuing operations	33,983	56,629	299,260
Net cash used in operating activities of discontinued operations	(16,358)	(17,790)	(120,798)

Net cash provided by operating activities	17,625	38,839	178,462

Cash flow from investing activities:
Purchases of short-term investments	(724,925)	–	–
Sales of short-term investments	627,925	–	–
Maturities of marketable securities	–	–	2,032
Proceeds from sale of equity securities	11,000	–	–
Purchases of equity securities	–	(27,550)	(14,568)
Acquisition of SANlight Inc. (net of cash acquired)	(1,945)	–	–
Acquisition of Benchmark Storage Innovations Inc. (net of cash acquired)	(3,020)	–	–
Acquisition of M4 Data (Holdings) Ltd	–	(15,210)	–
Proceeds from disposition of property and equipment	801	2,669	–
Purchases of property and equipment	(18,525)	(41,302)	(58,566)

Net cash used in investing activities of continuing operations	(108,689)	(81,393)	(71,102)
Net cash provided by (used in) investing activities of discontinued operations	4,709	(12,218)	(46,942)

Net cash used in investing activities	(103,980)	(93,611)	(117,594)

Cash flows from financing activities:
Repurchases of common stock	–	(46,630)	(146,251)
Principal payments of short-term debt	(41,363)	–	–
Principal payments of long-term credit facilities	–	–	(754)
Proceeds from issuance of common stock, net	5,477	45,465	35,496

Net cash used in financing activities of continuing operations	(35,886)	(1,165)	(111,509)
Net cash provided by (used in) financing activities of discontinued operations	97	2,278	(66,431)

Net cash provided by (used in) financing activities	(35,789)	1,113	(177,940)

Increase (decrease) in cash and cash equivalents from continuing operations	(110,592)	(25,929)	116,649
Decrease in cash and cash equivalents from discontinued operations	(11,552)	(27,730)	(233,721)

Net decrease in cash	(122,144)	(53,659)	(117,072)
Cash and cash equivalents at beginning of period	343,878	397,537	918,262

Cash and cash equivalents at end of period	$221,734	$343,878	$801,190

Reconciliation of cash and cash equivalents at end of period:
Cash and cash equivalents at end of period	$221,734	$343,878	$801,190
Less: Cash and cash equivalents of discontinued operations at end of period	–	–	(403,653)

Cash and cash equivalents of continuing operations at end of period	$221,734	$343,878	$397,537

60

	For the year ended March 31,

	2003	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,885	$15,723	$15,505

Income taxes, net of refunds	$(28,131)	$(29)	$32,912

Notes payable issued in respect of M4 Data (Holdings) Ltd. acquisition	$–	$41,363	$–

Non-cash gain on the disposition of the HDD group	$–	$124,972	$–

See accompanying Notes to the Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	DLT & Storage Systems Group Common Stock		Hard Disk Drive Group Common Stock		Capital in Excess of Par Value
	Shares	Amount	Shares	Amount
Balances at March 31, 2000	157,423	$1,574	83,784	$838	$734,608
Comprehensive income:
Income from continuing operations	—	—	—	—	—
Loss from discontinued operations, net	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Unrealized loss on investments, net of tax of $10,218	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Shares issued under employee stock purchase plan	2,119	21	1,058	11	23,795
Shares issued under employee stock option plans, net	6,000	61	5,240	52	40,297
Treasury shares repurchased and retired common stock	(13,480)	(105)	(9,997)	(100)	(84,886)
Stock compensation expense	—	—	—	—	19,357
Tax benefits related to stock option plans	—	—	—	—	15,895

Balances at March 31, 2001	152,062	1,551	80,085	801	749,066

Comprehensive income:
Loss from continuing operations	—	—	—	—	—
Income from discontinued operations, net	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Comprehensive income	—	—	—	—	—
Shares issued under employee stock purchase plan	798	8	—	—	6,588
Shares issued under employee stock option plans, net	8,825	88	—	—	27,844
Treasury shares repurchased and retired common stock	(4,717)	(77)	—	—	(9,300)
Stock compensation expense	—	—	—	—	84,640
Tax benefits related to stock option plans	—	—	—	—	1,256
Disposition of HDD group	—	—	(80,085)	(801)	(671,187)

Balances at March 31, 2002	156,968	1,570	—	—	188,907

Comprehensive loss:
Loss from continuing operations	—	—	—	—	—
Loss from discontinued operations, net	—	—	—	—	—
Cumulative effect of an accounting change	—	—	—	—	—
Net loss	—	—	—	—	—
Other comprehensive income:
Foreign currency translation adjustments and other	—	—	—	—	—
Other comprehensive income:	—	—	—	—	—
Comprehensive loss	—	—	—	—	—
Shares issued under employee stock purchase plan	2,218	22	—	—	3,972
Shares issued under employee stock option plans, net	208	2	—	—	(3,319)
Shares issued in connection with business acquisitions	16,058	161	—	—	50,058
Stock compensation expense	—	—	—	—	2,053

Balances at March 31, 2003	175,452	$1,755	—	$—	$241,671

See accompanying Notes to the Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)
(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at March 31, 2000	$545,050	$16,961	$—	$1,299,031
Comprehensive income:
Income from continuing operations	167,446	—	—	167,446
Loss from discontinued operations, net	(6,760)	—	—	(6,760)
Net income				160,686
Other comprehensive loss:
Foreign currency translation adjustments	—	(6,487)	—
Unrealized loss on investments, net of tax of $10,218	—	(15,328)	—
Other comprehensive loss	—	(21,815)	—	(21,815)
Comprehensive income	—	—	—	138,871
Shares issued under employee stock purchase plan	—	—	—	23,827
Shares issued under employee stock option plans, net	—	—	—	40,410
Treasury shares repurchased and retired common stock	(121,040)	—	(34,920)	(241,051)
Stock compensation expense	—	—	—	19,357
Tax benefits related to stock option plans	—	—	—	15,895

Balances at March 31, 2001	$584,696	$(4,854)	$(34,920)	$1,296,340

Comprehensive income:
Loss from continuing operations	(82,470)	—	—	(82,470)
Income from discontinued operations, net	124,972	—	—	124,972
Net income				42,502
Other comprehensive loss:				—
Foreign currency translation adjustments	—	(36)
Other comprehensive loss:	—	(36)		(36)
Comprehensive income	—	—		42,466
Shares issued under employee stock purchase plan	—	—		6,596
Shares issued under employee stock option plans, net	—	—		27,932
Treasury shares repurchased and retired common stock	(72,172)	—	34,920	(46,629)
Stock compensation expense	—	—	—	84,640
Tax benefits related to stock option plans	—	—	—	1,256
Disposition of HDD group	(180,112)	—	—	(852,100)

Balances at March 31, 2002	$374,914	$(4,890)	$—	$560,501

Comprehensive loss:
Loss from continuing operations	(132,088)	—	—	(132,088)
Loss from discontinued operations, net	(37,909)	—	—	(37,909)
Cumulative effect of an accounting change	(94,298)	—	—	(94,298)
Net loss				(264,295)
Other comprehensive income:
Foreign currency translation adjustments and other	—	6,007
Other comprehensive income	—	6,007		6,007
Comprehensive loss	—	—		(258,288)
Shares issued under employee stock purchase plan	—	—		3,994
Shares issued under employee stock option plans, net	—	—		(3,317)
Shares issued in connection with business acquisitions	—	—	—	50,219
Stock compensation expense	—	—	—	2,053

Balances at March 31, 2003	$110,619	$1,117	$—	$355,162

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

Since the sale of HDD, Quantum’s business has been divided into two segments: the DLT group (“DLTG”) and the Storage Solutions group (“SSG”). DLTG designs, develops, manufactures, licenses, services, and markets DLTtape and Super DLTtape drives, and DLTtape and Super DLTtape media cartridges. The SSG business consists of tape automation systems and service and includes disk-based backup products.

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

Financial Statement Presentation

As a result of the disposition of the HDD group on April 2, 2001, the Consolidated Financial Statements and related notes have been restated to present the results of the HDD business as discontinued operations (refer to Note 4). Accordingly in the consolidated statements of operations, the gain on the disposition of the HDD group in fiscal year 2002 has been classified as “Gain on disposition of HDD group, net of income taxes” and the results of the HDD group for fiscal year 2001 have been classified as “Loss from HDD discontinued operations, net of income taxes”.

The Network Attached Storage (“NAS”) business was sold on October 28, 2002. As a result of this disposition, the Consolidated Financial Statements and related notes have been restated to present the results of the NAS business as discontinued operations. Accordingly, in the consolidated statements of operations, the operating results of the NAS business have been classified as "Loss from NAS discontinued operations, net of income taxes", for all years presented and in the consolidated balance sheet, the assets and liabilities of the NAS business have been classified as "Current assets of discontinued operations" and "Current liabilities of discontinued operations" as of March 31, 2002.

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

Intangible Assets

At March 31, 2003 the net amount of goodwill and intangible assets was $120.4 million. Goodwill and intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over estimated useful lives, which range from three to ten years. Goodwill and intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived assets to be Disposed of, by comparing projected undiscounted net cash flows expected to be derived from the use of those assets against their respective net carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. SFAS No. 121 was applicable to fiscal years ended March 31, 2002 and earlier.

In June 2001, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for Quantum on April 1, 2002. As a result, goodwill is no longer amortized but tested for impairment at least annually, or more often if circumstances dictate. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, with no amortization of goodwill acquired after June 30, 2001. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of. SFAS No. 144 retains many of the provisions of SFAS No. 121 regarding the testing for impairment of acquired intangibles that are to be amortized.

Special Charges

In the fourth quarter of fiscal year 2003, Quantum became subject to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which superseded EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. No special charges were recorded in the fourth quarter of fiscal year 2003.

During fiscal year 2000 through the first three quarters of fiscal year 2003, Quantum recorded significant charges related to non-recurring events and the realignment and restructuring of its business operations. These charges represent expenses incurred in connection with certain cost reduction programs that Quantum has undertaken, and consist primarily of the cost of involuntary termination benefits, stock compensation charges, facilities charges and other costs of exiting activities. Up through the third quarter of fiscal year 2003, Quantum recorded a liability in the period management approved a restructuring plan if:

•	Management having the appropriate level of authority approved and committed Quantum to the specific plan involving involuntary terminations and / or the exit from certain activities;
•	The period of time to complete the plan indicated that significant changes to the plan of termination were not likely; and
•	The plan involving terminations identified the number of employees and positions to be terminated, and the benefit arrangement was communicated to affected employees.

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

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $22.6 million, $21.2 million and $17.8 million in fiscal years 2003, 2002 and 2001, respectively.

Income Taxes

Quantum accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Cash Equivalents and Short-Term Investments

Quantum considers all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates cost. Quantum’s short-term investments have maturities of more than 90 days at the time of purchase.

Quantum has classified all cash equivalents and short-term investments as available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in other income or expense. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk and Allowances for Doubtful Accounts

Quantum performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. These evaluations require significant judgment and are based on multiple sources of information and analyze such factors as Quantum’s historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms.

Quantum records allowances for estimated losses resulting from the inability of its customers to make required payments. When Quantum becomes aware that a specific customer is unable to meet its financial obligations, Quantum records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, Quantum records additional allowances based on certain percentages of its aged receivable balances. Quantum records its bad debt expenses as general and administrative expenses.

Sales to Quantum’s top five customers in fiscal year 2003 represented 39% of revenue, compared to 45% of revenue in fiscal year 2002 and 48% of revenue in fiscal year 2001. Sales to Hewlett-Packard were 22% of revenue in fiscal year 2003, compared to combined sales to Hewlett-Packard and Compaq of 28% of revenue in fiscal year 2002 and 30% of revenue in fiscal year 2001. These sales concentrations do not include revenues from sales of Quantum’s media that was sold directly to these customers by Quantum’s licensees, for which Quantum earns royalty revenue, or revenues from sales of tape libraries sold directly to these customers by Quantum’s other OEM tape drive customers.

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

Investments in Other Entities

Investments in other entities are recorded in other long-term assets. Investments in other entities (generally less-than-20-percent-owned companies) that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Dividends, if any, are recorded in other income when received.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the assets (generally three to 10 years for machinery, equipment, furniture, and leasehold improvements, and 25 years for buildings).

Advertising Expense

Quantum expenses advertising costs as incurred. Advertising expense from continuing operations for the years ended March 31, 2003, 2002, and 2001, was $8.6 million, $6.4 million, and $4.3 million, respectively.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. Quantum does not intend to adopt the fair value based method of accounting for stock-based employee compensation, but will provide the additional disclosures required by SFAS No. 148.

For purposes of pro forma disclosures, the estimated fair value of Quantum’s employee stock options is amortized to expense over the vesting period of the option. Quantum’s pro forma net income (loss) and net income (loss) per share follows:

(in thousands, except per-share data)	For the year ended March 31,

	2003	2002	2001

Quantum Corporation
Reported net income (loss)	$(264,295)	$42,502
Add back employee stock option expense	1,141	21,747
Option fair value amortization	(19,420)	(23,575)

Pro forma net income (loss)	$(282,574)	$40,674

Pro forma net income (loss) per share:
Basic	$(1.74)	$0.26

Diluted	$(1.74)	$0.26

DLT and Storage Systems Group
Reported net income			$197,828
Option fair value amortization			(54,325)

Pro forma net income			$143,503

Pro forma net income per share:
Basic			$0.97

Diluted			$0.92

Risks and Uncertainties

As is typical in the information storage industry, a significant portion of Quantum’s customer base is concentrated among a small number of OEMs. The loss of any one of Quantum’s more significant customers, or a significant decrease in the sales volume with one of these significant customers, could have a material adverse effect on Quantum’s results of operations and financial condition. Furthermore, if adverse general economic conditions were to continue or worsen, the resulting effect on Information Technology (“IT”) spending could also have a material adverse effect on Quantum’s results of operations and financial condition.

The merger of Hewlett-Packard and Compaq has significantly increased the concentration of Quantum’s sales and dependency on a single customer. Quantum could be materially affected if Hewlett-Packard, which accounted for 22% of Quantum’s revenue in fiscal year 2003, experiences a significant drop in its storage business revenue due to customer loss or integration issues following its merger with Compaq, or if Hewlett-Packard decided to significantly reduce or cancel its orders from Quantum. Quantum also faces future uncertainties since the combined Hewlett-Packard and Compaq owns a competing LTO brand of tape drive and media. This sales concentration does not include revenues from sales of Quantum’s media that was sold directly to Hewlett-Packard by Quantum’s licensees, for which Quantum earns royalty revenue, or revenues from sales of tape libraries sold directly to Hewlett-Packard by Quantum’s other OEM tape drive customers.

A limited number of tape drive storage products make up a significant majority of Quantum’s sales, and due to increasingly rapid technological change in the industry, Quantum’s future operating results depend on its ability to develop and successfully introduce new products.

Quantum’s main supplier of tape heads is located in China. Political instability, trade restrictions, the SARS health problem, changes in tariff or freight rates or currency fluctuations in China could result in increased costs and delays in shipment of Quantum’s products and could materially and adversely impact its operating results.

Quantum has outsourced a significant portion of its manufacturing to contract manufacturers. This concentration presents risks of component shortages or other delays in customer deliveries, increased costs for products manufactured for Quantum and risks associated with unacceptable quality of the products.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 by Quantum in fiscal year 2002 did not have a material effect on Quantum’s financial position or results of operations. Quantum did not have any derivative instruments outstanding during fiscal 2003.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are presented in the following table:

(in thousands)	As of March 31,

	2003	2002

Foreign currency translation and other	$1,117	$(7,585)
Unrealized gain on available-for-sale investments	–	2,695

Total accumulated other comprehensive income (loss)	$1,117	$(4,890)

Note 3:  Recapitalization

On July 23, 1999, Quantum’s stockholders approved the implementation of tracking stocks. As a result, Quantum’s Certificate of Incorporation was amended and restated, effective as of the close of business on August 3, 1999, designating two new classes of Quantum Corporation common stock, DSS common stock, $0.01 par value per share, and HDD common stock, $0.01 par value per share. On August 3, 1999, each authorized share of Quantum common stock, $0.01 par value per share, was exchanged for one share of DSS stock and one-half share of HDD stock. These two securities were intended to track separately the performance of the DSS group and the HDD group.

On March 30, 2001, Quantum’s stockholders approved the disposition of the HDD group to Maxtor Corporation. On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

Note 4:  Discontinued Operations

Disposition of the NAS Business

Quantum was previously engaged in the business of developing, manufacturing, and selling network attached storage solutions for the desktop and workgroups. These NAS products consist primarily of server appliances that incorporate hard disk drives and an operating system designed to meet the requirements of entry, workgroup, and enterprise computing environments, where multiple computer users access shared data files over a local area network.

On October 7, 2002, Quantum entered into an agreement with a privately held third party to sell certain assets and assign certain contract rights related to its NAS business. The NAS assets that were sold included inventories for resale to customers, service inventories, fixed assets and intellectual property. The proceeds from the sale included approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer with an option to acquire additional equity securities, a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability in connection with the prior installed base of NAS products. The sale was completed on October 28, 2002.

The following table summarizes the results of the NAS business:

(in thousands)	For the year ended March 31,

	2003	2002	2001

Revenue	$19,899	$58,117	$59,703
Gross margin	(3,075)	8,285	10,496
Operating expenses	45,707	59,415	58,621
Loss from operations	(48,782)	(51,130)	(48,125)
Loss before income taxes	(48,633)	(51,189)	(48,040)
Income tax benefit	(10,724)	(17,719)	(17,658)
Loss from NAS discontinued operations	(37,909)	(33,470)	(30,382)

The loss from operations in fiscal year 2003 includes an impairment charge of $16.4 million and special charges of $11.7 million. In the second quarter of fiscal year 2003, Quantum determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell. The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc. and certain assets of Connex. In the fiscal year 2003, Quantum recorded $11.7 million of special charges related to the consolidation of sales and marketing activities, including severance charges and vacant facilities charges associated with the sale of the NAS business.

In fiscal year 2002, the loss from operations included $3.3 million of purchased in-process research and development related to the acquisition of Connex in August 2001. The loss also included $4.5 million of special charges associated mainly with writing off deferred costs related to the abandonment of the planned initial public offering for the subsidiary that operated Quantum’s NAS business, as well as severance charges related to restructurings.

The following table summarizes the current assets and current liabilities of discontinued operations (there were no balances at March 31, 2003 as a result of the disposition):

(in thousands)	March 31, 2002

Current assets of discontinued operations:

Inventories	$2,837
Service inventories	2,016
Property and equipment, net	2,123
Goodwill, net	25,340
Intangible assets, net	26,904

$59,220

Current liabilities of discontinued operations:

Accrued warranty	$1,034
Deferred income taxes	8,581

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

In fiscal year 2002, Quantum recorded a non-cash gain of $125.0 million on the disposition of the HDD group to Maxtor. This gain, net of tax, is comprised of the proceeds recorded for the exchange of HDD shares for Maxtor shares, less the disposal of the assets and liabilities in conjunction with the disposition of the HDD group to Maxtor, and stock compensation charges for the conversion of unvested DSS options to DSS restricted stock for employees who transferred to Maxtor.

The following table sets forth the components of the gain on disposition of the HDD group (in thousands except exchange ratio and closing price):

Outstanding HDD shares at March 30, 2001	80,085
Exchange ratio of Maxtor shares for HDD shares	1.52

Maxtor shares received	121,729
Maxtor closing price on March 30, 2001	$7.00

Proceeds from the disposition of the HDD group	852,100
Net assets disposed	(619,757)
Stock compensation	(47,371)
Deferred income taxes	(60,000)

Gain on disposition of HDD group, net of income taxes	$124,972

The following table summarizes the results of the HDD group’s operations for fiscal year 2001:

(in thousands)	For the year ended March 31,2001

Revenue	$3,046,489
Gross margin	410,867
Operating expenses	434,418
Loss from operations	(23,551)
Loss before income taxes	(9,660)
Income tax benefit	2,900
Loss from discontinued operations	(6,760)

Quantum has recorded a receivable of $95.8 million of aggregate principal amount from Maxtor for the principal portion of the convertible subordinated debt principal amount previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments.

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute. This agreement between Quantum and Maxtor entered into in connection with the disposition of the HDD group to Maxtor provided for the allocation of certain liabilities related to taxes between Quantum and Maxtor and the indemnification by Maxtor of Quantum with respect to certain liabilities relating to taxes and attributable to the HDD group’s conduct of business prior to the disposition of the HDD group. Maxtor and Quantum presently disagree as to the amounts owed under this agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that Quantum will be successful in asserting its position. If disputes under this agreement cannot be resolved favorably, Quantum may incur significant liabilities and costs to litigate or settle these disputes, which could have a material adverse effect on its results of operations and financial condition.

Note 5:  Cumulative Effect of an Accounting Change

SFAS No. 142, Goodwill and Other Intangible Assets, which required companies to discontinue the amortization of goodwill and certain intangible assets with an indefinite useful life, became effective for Quantum on April 1, 2002. Instead, goodwill and intangible assets deemed to have an indefinite useful life must be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter, or more frequently when indicators of impairment exist.

The assessment of impairment conducted in the first quarter of fiscal year 2003, the quarter in which Quantum adopted SFAS No. 142, required Quantum to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. At the time of adoption, the Storage Solutions group was the only business unit with goodwill. The fair values of the reporting units underlying the Storage Solutions group were estimated using both a discounted cash flow and market approach methodology. The reporting units’ carrying amounts exceeded their fair values, indicating that the reporting units’ goodwill was impaired, therefore requiring Quantum to perform the second step of the transitional impairment test. In the second step, Quantum compared the implied fair values of the reporting units’ goodwill, determined by allocating the reporting units’ fair values to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations.

Upon adoption of SFAS No. 142 in the first quarter of fiscal year 2003, Quantum recorded a non-cash accounting change adjustment of $94.3 million, reflecting a reduction to the carrying value of its goodwill, as a cumulative effect of an accounting change in the accompanying consolidated statements of operations.

Note 6, Goodwill and Intangible Assets, provides additional discussion on the impact to Quantum’s financial statements as a result of applying SFAS No. 141 and SFAS No. 142.

Note 6:  Goodwill and Intangible Assets

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, Quantum recorded an accounting change adjustment of $94.3 million in the first quarter of fiscal year 2003 and a goodwill impairment charge of $58.7 million in the second quarter of fiscal year 2003 related to the Storage Solutions group. The impairment charge recorded in the second quarter of fiscal year 2003 was attributable to the Storage Solutions group and was primarily caused by the deterioration in the market values of comparable companies, and to a lesser extent, by a reduction in anticipated future cash flows. The fair value of the Storage Solutions group was calculated using a combination of a discounted cash flow analysis involving projected data, and a comparable market approach, which involved a comparison with companies also in the tape automation business.

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In applying these criteria, Quantum transferred $2.9 million of assembled workforce from intangible assets to goodwill in the first quarter of fiscal year 2003.  Also in accordance with SFAS No. 142, Quantum discontinued the amortization of goodwill effective April 1, 2002 and instead will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, such as what occurred in the second quarter of fiscal year 2003.

On November 13, 2002, Quantum acquired Benchmark Storage Innovations Inc. (refer to Note 7 “Business Combinations”), resulting in an additional $28.2 million of intangible assets and $26.8 million of goodwill upon acquisition, with a further goodwill amount of $3.2 million resulting from the distribution of Quantum shares due to quarterly earn out objectives being achieved. On February 4, 2003, Quantum acquired SANlight Inc. (refer to Note 7 “Business Combinations”), resulting in an additional $2.7 million of intangible assets.

The following financial information reflects consolidated results adjusted as though the accounting for goodwill and intangible assets was consistent for all periods presented:

(in thousands, except per-share data)	For the year ended March 31,

	2003	2002	2001

Reported net income (loss) before cumulative effect of an accounting change	$(264,295)	$42,502	$160,686
Add back goodwill (including assembled workforce) amortization, net of tax	–	16,053	10,812

Adjusted net income (loss)	$(264,295)	$58,555	$171,498

Adjusted basic net income per share:

Reported basic net income (loss) per share before cumulative effect of an accounting change	$(1.63)	$0.27	$1.08
Add back goodwill (including assembled workforce) amortization, net of tax	–	0.10	0.07

Adjusted basic net income (loss) per share	$(1.63)	$0.37	$1.15

Adjusted diluted net income per share:

Reported diluted net income (loss) before cumulative effect of an accounting change	$(1.63)	$0.27	$1.03
Add back goodwill (including assembled workforce) amortization, net of tax	–	0.10	0.07

Adjusted diluted net income (loss) per share	$(1.63)	$0.37	$1.10

The following table provides a summary of the carrying amount of goodwill and includes amounts originally allocated to an intangible asset representing the value of the assembled workforce:

(in thousands)	Goodwill

Balance as of March 31, 2002	$135,817
Assembled workforce reclassified to goodwill, net (1)	1,320
Cumulative effect of an accounting change (2)	(68,497)
Goodwill impairment	(58,689)
Benchmark acquisition	26,762
Additional goodwill for M4 earn out	983
Additional goodwill for Benchmark earn out	3,220

Balance as of March 31, 2003	$40,916

(1) Excludes $1.6 million related to the NAS business, which has been classified as discontinued operations.

(2) Excludes $25.8 million related to the NAS business, which has been classified as discontinued operations

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized:

(in thousands)	As of March 31, 2003

	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$84,600	$(27,115)	$57,485
Trademarks	22,560	(6,914)	15,646
Non-compete agreements	2,556	(1,566)	990
Customer lists	14,100	(10,308)	3,792
Other	4,133	(2,602)	1,531

	$127,949	$(48,505)	$79,444

	As of March 31, 2002

	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$59,000	$(17,780)	$41,220
Trademarks	20,000	(4,667)	15,333
Non-compete agreements	1,500	(1,500)	–
Customer lists	14,100	(8,015)	6,085
Assembled workforce	4,400	(3,080)	1,320
Other	2,500	(2,153)	347

	$101,500	$(37,195)	$64,305

The total amortization expense related to goodwill and intangible assets is provided in the table below:

(in thousands)	For the year ended March 31,

	2003	2002	2001

Goodwill	$–	$15,170	$9,192
Purchased technology	9,335	7,279	4,200
Trademarks	2,247	1,336	1,332
Assembled workforce	102	880	880
Customer lists	2,292	2,287	2,292
Other	66	–	372

	$14,042	$26,952	$18,268

The total expected future amortization related to intangible assets is provided in the table below:

(in thousands)	Amortization

Fiscal year 2004	$18,477
Fiscal year 2005	17,429
Fiscal year 2006	16,253
Fiscal year 2007	14,025
Fiscal year 2008	9,699
Fiscal year 2009	3,561

Total as of March 31, 2003	$79,444

Note 7:  Business Combinations

SANlight Inc

On February 4, 2003, Quantum completed the acquisition of SANlight, Inc. (“SANlight”) pursuant to which SANlight became a wholly owned subsidiary of Quantum. SANlight was a privately held development stage enterprise in storage solution technology in which Quantum previously owned stock. Under the terms of the agreement, Quantum acquired the remaining outstanding shares of SANlight that it did not already own. The purchase price was approximately $9.2 million, consisting of 2.2 million shares of Quantum common stock and acquisition costs of approximately $2.1 million. The agreement requires Quantum to issue up to an additional 0.6 million shares of common stock under the purchase agreement if certain milestones are achieved in the first three years after the completion of the acquisition. In the first quarter of fiscal year 2004, 0.2 million shares were issued as a result of the achievement of milestones.

The acquisition will provide Quantum with software technology and expertise it can leverage in its enhanced backup solutions, such as the Quantum DX30. The acquisition will also help augment Quantum’s enhanced data backup offerings by enabling solutions that incorporate its own technologies and those of its software partners.

SANlight’s results of operations are included in Quantum’s financial statements from the date of acquisition, and the assets and liabilities were recorded based on their fair values as of the date of acquisition. Quantum assigned SANlight’s assets and liabilities into the SSG operating segment. There were no employee stock options or warrants assumed as a result of the acquisition.  Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum’s financial position or results of operations.

The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

(in thousands)	Purchase Price Allocation

Net liabilities assumed	$(247)
Deferred tax liabilities	(1,022)
Purchased in-process research and development	7,802

Intangible assets:
Assembled workforce	1,632
Non-compete covenants	1,056

$9,221

The intangible assets are being amortized on a straight-line basis over estimated useful lives of two years.

The purchase price was allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, Quantum expensed approximately $7.8 million of the purchase price as in-process research and development in the fourth quarter of fiscal year 2003.

The amount of the purchase price allocated to purchased in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using a 45% discount rate, which represented a premium to Quantum's cost of capital. Expected revenue from the purchase of in-process projects is projected to grow from zero in fiscal year 2003 to approximately $29 million in fiscal year 2005, and then, as other new products and technologies are expected to enter the market, increase to $233 million in fiscal year 2008. These projections were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

Benchmark Storage Innovations Inc.

On November 13, 2002, Quantum completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”), a privately held company. The acquisition was accounted for as a purchase business combination at a total cost of approximately $67.5 million. The acquisition enables Quantum to expand its tape business by adding Benchmark’s complementary products to serve the data protection needs of both new and existing customers in the value segment of the market, which was not part of Quantum’s existing offerings. Goodwill from the acquisition of $26.8 million resulted from Quantum’s belief that it was economically beneficial to acquire the technology rather than develop it internally.

Under the terms of the agreement, Quantum, which held a minority interest in Benchmark, acquired all the outstanding Benchmark common stock, preferred stock, options and warrants in consideration for approximately $67.5 million. The consideration consisted of $11.0 million in cash and 13.1 million shares of common stock given to the former shareholders of Benchmark. The agreement requires Quantum to issue up to an additional 1.9 million shares of common stock under the purchase agreement if certain performance milestones are achieved in the first year after the completion of the acquisition.  As of March 31, 2003, 0.4 million shares were issued and during the first quarter of fiscal year 2004 an additional 0.5 million shares were issued as a result of the achievement of quarterly milestones. There were no employee stock options or warrants assumed as a result of the acquisition.

Benchmark’s results of operations are included in Quantum’s financial statements from the date of acquisition, and the assets and liabilities were recorded based on their fair values as of the date of acquisition. Quantum assigned Benchmark’s tape drive and media products into the DLTG operating segment and Benchmark’s autoloader product into the SSG operating segment.

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

(in thousands, except per-share data)
	For the year ended

	March 31, 2003	March 31, 2002

Revenue	$931,941	$1,101,986
Income (loss) from continuing operations	(139,377)	(57,113)
Cumulative effect of an accounting change	(94,298)	–
Net income (loss)	(271,584)	34,389

Net income (loss) per share from - basic	$(1.61)	$0.20
Net income (loss) per share from - diluted	$(1.61)	$0.20

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

Connex Inc.

On August 8, 2001, Quantum completed the acquisition of certain assets of Connex Inc., a wholly owned subsidiary of Western Digital Corporation. Connex was a provider of network attached storage products. The acquisition was accounted for as a purchase of assets at a total cost of approximately $11.9 million.

Under the terms of the agreement, Quantum acquired complementary technology, intellectual property and other assets of Connex for approximately $11.9 million in cash.

Connex's results of operations are included in the financial statements from the date of acquisition, and the assets and liabilities acquired were recorded based on their fair values as of the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to Quantum’s financial position or results of operations.

The purchase price was allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities as well as in-process research and development costs. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, Quantum expensed approximately $3.3 million of the purchase price as in-process research and development in the second quarter of fiscal year 2002. This amount is included in ‘Loss from NAS discontinued operations, net of income taxes’ in the consolidated statements of operations.

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

M4 Data (Holdings) Ltd

On April 12, 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd. (“M4 Data”), a privately held data storage company based in the United Kingdom. M4 Data provides high performance and scalable tape automation products for the data storage market. The acquisition was accounted for as a purchase business combination at a total cost of approximately $58.0 million.

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

Note 8:  Special Charges

The major cost reduction project involving the strategic realignment of Quantum resulting from the disposition of HDD was completed at March 31, 2002. The disposition of the HDD group to Maxtor on April 2, 2001, changed Quantum from a company with operations supporting over $4 billion in revenue to a company with operations supporting less than $1 billion in revenue. The special charges of $27.2 million recorded in fiscal year 2002 for this cost reduction project were related to the disposition of the HDD group and actions taken to reduce Quantum’s cost structure to a more appropriate level subsequent to the disposition. The cash portion of this charge was $7.2 million.

The following two tables detail Quantum’s other special charge activity:

Table 1: Discontinuation of Manufacturing in Colorado Springs

(in thousands)	Severance and Benefits	Facilities	Investments	Fixed Assets	Other	Total
Special Charge Provision	$7,646	$13,500	$13,908	$3,163	$1,866	$40,083
Cash payments	(956)	–	–	–	(1,102)	$(2,058)
Non-cash charges	–	–	(13,908)	(3,163)	–	$(17,071)

Balance March 31, 2000	6,690	13,500	–	–	764	$20,954
Cash payments	(5,181)	(748)	–	–	(68)	$(5,997)
Non-cash charges	–	(5,219)	–	–	–	$(5,219)
Special charge reversal	–	(7,000)	–	–	–	$(7,000)

Balance March 31, 2001	1,509	533	–	–	696	$2,738
Provision associated with the transfer of the remainder of the tape drive manufacturing	8,376	5,005	–	3,247	–	$16,628
Lease impairment provision	–	11,235	–	–	–	$11,235
Cash payments	(7,675)	(533)	–	–	(696)	$(8,904)
Non-cash charges	–	–	–	(3,247)	–	$(3,247)

Balance March 31, 2002	2,210	16,240	–	–	–	$18,450
Outsourcing of manufacturing	3,770	–	–	–	–	$3,770
Lease provision	–	1,334	–	–	–	$1,334
Cash payments	(5,980)	(15,190)	–	–	–	$(21,170)

Balance March 31, 2003	$–	$2,384	$–	$–	$–	$2,384

Estimated timing of future payouts:
Fiscal Year 2004	$–	$440	$–	$–	$–	$440
Fiscal Year 2005 to 2008	–	1,944	–	–	–	$1,944

	$–	$2,384	$–	$–	$–	$2,384

Fiscal year 2000 provision - Discontinuation of manufacturing in Colorado Springs:

During the fourth quarter of fiscal year 2000, Quantum recorded a special charge of $40.1 million. This charge was primarily related to Quantum’s DLTG operating segment and reflected Quantum’s strategy to align its DLTtape drive operations with market conditions at that time. These conditions included slower growth in the mid-range server market and increased centralization of server backup through automation solutions, both of which resulted in declining DLTtape drive shipments. The charge included a reduction of infrastructure expenses throughout DLTG and an acceleration of Quantum’s low cost manufacturing strategy, which included moving volume production of certain DLTtape drives from Colorado Springs, Colorado, to Penang, Malaysia.

The charge consisted of $13.5 million in leased facility vacant space costs, $13.9 million for the write-off of investments in optical technology, $7.6 million for severance and benefits for terminated employees, $3.2 million for fixed asset write-offs, primarily related to discontinuing manufacturing in Colorado Springs, and $1.9 million in other costs associated with the plan.

Fiscal year 2001 provision - Discontinuation of manufacturing in Colorado Springs:

In the third quarter of fiscal year 2001, Quantum reversed $7.0 million as a special charge benefit on the statement of operations, which was reflected net of the $7.0 million special charge described below under “Other Restructuring Programs”. This reversal was primarily due to a revised estimate of the vacancy period related to a facility in Colorado Springs, Colorado.

In connection with this special charge, Quantum reduced its workforce by 782 employees. The reduction in workforce primarily affected employees at Quantum’s manufacturing operations in Colorado Springs, Colorado, as well as administrative employees within the DLT group.

Fiscal year 2002 provisions - Discontinuation of manufacturing in Colorado Springs:

In July 2001, Quantum announced an additional restructuring of its DLTtape group. This restructuring resulted in the closure of the remaining tape drive production in Colorado Springs, Colorado. A charge of $16.6 million was recorded related to the discontinuation of tape drive production in Colorado Springs, Colorado, and consisted of the following:

•	Severance and benefits costs of $8.4 million representing severance for 350 employees;
•	Additional vacant facilities costs of $5.0 million in Colorado Springs, Colorado; and
•	Write-off of fixed assets and leasehold improvements of $3.2 million.

Quantum recorded an additional vacant facility charge of $11.2 million in the fourth quarter of fiscal year 2002, related to the synthetic lease for its Colorado Springs facility, which had been the center of DLTG’s operations that were subsequently transferred to Penang, Malaysia. Quantum periodically reviews the valuation of the leased facilities, and in the fourth quarter of fiscal year 2002, a third party valuation appraisal resulted in Quantum recording this charge of $11.2 million, which reflected the difference between the current estimated market value of vacant facilities in Colorado Springs and the residual value guarantee to the lessor. Please refer to Note 23, “Commitments and Contingencies”, for further discussion of this synthetic lease.

Fiscal year 2003 provisions - Discontinuation of manufacturing in Colorado Springs:

In the third quarter of fiscal year 2003, the following special charges were recorded by DLTG:

•

A charge of $3.8 million related to severance for the 870 employees who were terminated as a result of Quantum outsourcing its tape drive manufacturing and certain tape automation manufacturing to Jabil Circuit Inc. (“Jabil”); and

•	A charge of $1.3 million reflecting vacant facilities’ costs associated with the renegotiation of Quantum’s synthetic lease (refer to Note 23, “Commitments and Contingencies”).

Remaining special charge accrual - Discontinuation of manufacturing in Colorado Springs:

The remaining special charge accrual reflects a vacant space accrual of $2.4 million, which will be paid over the respective lease term through the third quarter of fiscal year 2008.

Table 2: Other Restructuring Programs

(in thousands)	Severance and Benefits	Fixed assets	Facilities	Demo equipment	Other	Total
Relocation of engineering provision	$7,000	$–	$–	$–	$–	$7,000
Cash payments	(1,657)	–	–	–	–	$(1,657)

Balance March 31, 2001	5,343	–	–	–	–	$5,343
SSG provision	2,353	–	3,903	6,315	1,145	$13,716
European DLTG operations provision	1,718	401	530	–	–	$2,649
Corporate provision	1,965	–	412	–	196	$2,573
Cash payments	(8,152)	–	(1,435)	–	–	$(9,587)
Non-cash charges	–	(401)	(1,015)	(6,315)	(86)	$(7,817)
Special charge reversal	(1,100)	–	–	–		$(1,100)

Balance March 31, 2002	2,127	–	2,395	–	1,255	$5,777
SSG provision	8,446	930	1,418	–	–	$10,794
DLTG provision	5,556	–	–	–	–	$5,556
Corporate provision	3,955	–	–	–	–	$3,955
Cash payments	(19,020)	–	(448)	–	(495)	$(19,963)
Non-cash charges	(109)	(930)	–	–	–	$(1,039)
Special charge reversal	(85)	–	(1,124)	–	–	$(1,209)

Balance March 31, 2003	$870	$–	$2,241	$–	$760	$3,871

Estimated timing of future payouts:
Fiscal Year 2004	$870	$–	$1,046	$–	$760	$2,676
Fiscal Year 2005 to 2006	–	–	1,195	–	–	$1,195

	$870	$–	$2,241	$–	$760	$3,871

Fiscal year 2001 provision - Other Restructuring Programs:

Quantum recorded a charge of $7.0 million in the third quarter of fiscal year 2001 related to DLTG’s decision to consolidate DLTtape engineering activities. This impacted engineering, marketing and administrative employees in Shrewsbury, Massachusetts, as these positions were eliminated or transitioned to Boulder, Colorado. The charge is related to severance and benefit costs associated with employees terminated as part of this plan.

Quantum has reduced its workforce in this area by 200 employees. During the second quarter of fiscal year 2002, the severance program was completed, representing $5.9 million in cash expenditures. Quantum reversed a charge of $1.1 million on its income statement in the third quarter of fiscal year 2002, as a result of lower than expected severance costs.

Fiscal year 2002 provisions - Other Restructuring Programs:

SSG overhead reductions

Quantum recorded a charge of approximately $13.7 million in the first quarter of fiscal year 2002 related to staff reductions and other costs associated with cost saving actions in tape automation system activities. These costs were comprised of severance costs of $2.4 million; vacant facilities costs of $3.9 million for facilities in Irvine, California; sales and marketing demonstration equipment disposals of $6.3 million; and contract cancellation fees of $1.1 million.

European operations reorganization

A charge of $2.6 million was recorded over the second and third quarters of fiscal year 2002 related to the closure of Quantum’s Geneva, Switzerland sales office, and associated European distributor operations. These costs reflected vacant facilities costs, severance costs and the write-off of fixed assets.

Corporate overhead reductions

A special charge of $2.6 million was recorded in the fourth quarter of fiscal year 2002 for employee reductions in Quantum’s corporate headquarters in Milpitas, California. These costs reflected severance costs for 18 employees, facilities and fixed asset costs, and legal fees.

Fiscal year 2003 provisions - Other Restructuring Programs:

DLTG cost reductions

In the second quarter of fiscal year 2003, a charge of $3.3 million was recorded to reflect a reduction in DLTG’s costs resulting from a headcount reduction. The charge relates to severance benefits for approximately 75 employees.

In the third quarter of fiscal year 2003, DLTG recorded a charge of $2.3 million in order to reduce future DLTG operating costs through a headcount reduction. The charge related to severance benefits for approximately 44 employees.

SSG cost reductions

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded to reduce SSG’s costs with the integration of sales and marketing activities within SSG. The charge primarily relates to severance benefits for approximately 30 employees who were terminated as a result of this restructuring plan.

In the second quarter of fiscal year 2003, a charge of $7.2 million was recorded to reduce SSG’s costs and the actions include outsourcing sub-assembly manufacturing of Quantum’s enterprise tape libraries, consolidating the number of research and development sites for disk-based backup and tape automation, and centralizing sales and marketing support functions. The charge reflects severance benefits for approximately 140 employees, as well as fixed asset write-offs and vacant facility charges.

In the third quarter of fiscal year 2003, the following amounts were recorded by SSG:

•	A special charge of $2.5 million related to severance costs for 41 employees; and
•

A special charge of $0.7 million was reversed on Quantum’s statement of operations related to special charges recorded in the second quarter of fiscal year 2003 for vacant facilities due to a renegotiation of the terms with the lessor.

Corporate severance

In the second quarter of fiscal year 2003, a charge of $3.7 million was recorded primarily for separation costs related to Quantum’s former Chief Executive Officer, who remains Quantum’s Chairman of the Board of Directors.

Over the third and fourth quarters of fiscal year 2003, charges of $0.3 million were recorded for additional costs relating to severance for three corporate employees.

European operations reorganization

In the first quarter of fiscal year 2003, Quantum reversed a charge of $0.5 million on its statement of operations related to special charges recorded in the second quarter of fiscal year 2002 for the closure of its Geneva, Switzerland sales office. Quantum reversed the special charge because the landlord was able to sublease the space to a new tenant on terms more favorable than originally anticipated.

Remaining special charge accrual - Other Restructuring Programs

The $3.9 million remaining special charge accrual at March 31, 2003 was comprised mainly of obligations for severance, vacant facilities and contract cancellation fees. The severance charges will be paid during the first two quarters of fiscal year 2004.  The facilities charges relating to vacant facilities in Irvine, California, will be paid over the respective lease term through the third quarter of fiscal year 2006. The contract cancellation fees are expected to be paid during fiscal year 2004.

Note 9:  Financial Instruments

Available-for-Sale Securities

The following is a summary of Quantum’s available-for-sale securities, all of which are classified as cash equivalents or short-term investments:

(in thousands)	As of March 31,

	2003	2002

Certificates of deposit	$142,000	$188,025
Money market funds	61,972	102,280
Corporate commercial paper and bank notes	104,146	47,498
U.S. Treasury securities	3,050	–
Other	7,621	6,630

	$318,789	344,433

Included in cash and cash equivalents	$221,734	$343,878
Included in short-term investments	97,055	555

	$318,789	344,433

The difference between the amortized cost of available-for-sale securities and fair value was immaterial at March 31, 2003 and March 31, 2002. Unrealized gains on available-for-sale securities in fiscal years 2002 and 2001 were recorded, net of tax, as a component of accumulated other comprehensive income within Quantum’s stockholders’ equity. There were no unrealized gains on available-for-sale securities in fiscal year 2003. The estimated fair value of available-for-sale securities is based on market quotations. There were sales of available-for-sale securities of $627.9 million in fiscal year 2003, but no sales of available-for-sale securities in fiscal years 2002 or 2001. At March 31, 2003, the average available-for-sale portfolio duration was approximately 45 days for debt securities, and $2.9 million of securities had maturities longer than one year.

Derivative Financial Instruments

During fiscal year 2001 and fiscal year 2002, Quantum utilized foreign currency forward exchange contracts to manage the effects of foreign currency remeasurement arising from certain assets and liabilities denominated in a foreign currency. The gains and losses from market rate changes on these contracts, which are intended to offset the losses and gains on certain foreign currency denominated assets and liabilities, were recorded monthly in other income. Quantum did not utilize foreign currency forward exchange contracts in fiscal year 2003 and there were no foreign currency forward contracts to be purchased or sold outstanding at March 31, 2003 or March 31, 2002.

Carrying Amount and Fair Values of Financial Instruments

The estimated fair value of Quantum’s borrowings are summarized as follows:

(in thousands)	As of March31,

	2003		2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

Short-term debt	$–	$–	$41,363	$41,363
Convertible subordinated debt	287,500	274,634	287,500	267,400

	$287,500	$274,634	$328,863	$308,763

The fair values for the convertible subordinated debt were based on the quoted market price at the balance sheet dates. The fair value of short-term debt at March 31, 2002 has been stated at the par value since the holders called and received payment from Quantum for $38.7 million in the first quarter of fiscal year 2003. The remaining $2.7 million of debentures were paid to the holders in the third quarter of fiscal year 2003.

Note 10:  Inventories

Inventories consisted of:

(in thousands)	As of March 31,

	2003	2002

Materials and purchased parts	$32,415	$55,745
Work in process	4,264	19,374
Finished goods	29,626	23,682

	$66,305	$98,801

Note 11:  Service Inventories

Service inventories consisted of:

(in thousands)	As of March 31,

	2003	2002

Component parts	$13,688	$16,330
Finished units	35,416	31,957

	$49,104	$48,287

Note 12:  Accrued Warranty and Indemnifications

The following table details the quarterly change in the accrued warranty balance:

(in thousands)	Fiscal Year

	2003	2002

Balance at April 1	$42,176	$54,202

Additional warranties issued in fiscal year 2003	32,104	21,692
Adjustments for warranties issued in prior fiscal years	9,395	–
Settlements made in cash	(41,952)	(33,718)
Benchmark balance acquired	7,859	–

Balance at March 31	$49,582	$42,176

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

Indemnifications

Quantum has off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded at March 31, 2003, Quantum did not record a liability associated with these guarantees, as Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

Note 13:  Property, Plant and Equipment

Property, plant and equipment consisted of:

(in thousands)	As of March 31,

	2003	2002

Machinery and equipment	$143,044	$146,504
Furniture and fixtures	5,724	5,900
Buildings and leasehold improvements	40,973	39,601
Land	1,556	1,529

	$191,297	$193,534
Less accumulated depreciation and amortization	(136,775)	(117,129)

	$54,522	$76,405

Note 14:  Common Stock Repurchase

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

There were no repurchases of Quantum common stock during fiscal year 2003. Since the beginning of the stock repurchase authorization through March 31, 2003, Quantum has repurchased a total of 8.6 million shares of Quantum common stock (including 3.9 million that was outstanding prior to the issuance of the DSS and HDD common stocks), 29.2 million shares of DSS common stock and 13.5 million shares of HDD common stock for an aggregate total of $612.1 million. At March 31, 2003, there was approximately $87.9 million remaining on Quantum’s authorization to repurchase Quantum common stock, although Quantum’s ability to repurchase is restricted under its credit facility.

During the fourth quarter of fiscal year 2002, Quantum retired 7.7 million shares of common stock that had been repurchased over the 2002 and 2001 fiscal years. This balance represented the total quantity of repurchased shares that remained issued. The retirement of these shares resulted in a reduction to retained earnings of approximately $72.2 million, representing the difference between the average price at which these shares were issued and the average price at which these shares were repurchased.

Note 15:  Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(in thousands)	As of March 31,

	2003	2002

Short-term debt (M4 Data (Holdings) Ltd. debentures)	$–	$41,363
Convertible subordinated debt	287,500	287,500

	$287,500	$328,863

Weighted average interest rate	7.00%	6.75%

Short-term debt (M4 Data debentures)

Quantum acquired all the outstanding stock of M4 Data on April 12, 2001, for approximately $58.0 million in consideration, including $41.4 million in 5% debentures. The debenture holders called and received payment from Quantum for $38.7 million in the first quarter of fiscal year 2003 and $2.7 million in the third quarter of fiscal year 2003. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued. Additional debentures of $0.4 million were issued in the second quarter of fiscal year 2003 based on fiscal year 2002 revenues. The debenture holders called and received payment from Quantum for these debentures in the fourth quarter of fiscal year 2003.

The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness.  The debentures do not contain financial covenants, reporting covenants or cross default provisions.

Convertible subordinated debt

In July 1997, Quantum issued $287.5 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are classified as long-term. The notes are convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum recorded a receivable from Maxtor of $95.8 million of aggregate principal amount for the portion of the debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments. In the event of certain changes involving all or substantially all of Quantum’s common stock, the holder would have the option to require Quantum to redeem the notes. Redemption prices range from a current premium of 102% of the principal to 100% at maturity.

The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness.  The notes do not contain financial covenants or cross default provisions.

Credit line

In April 2000, Quantum entered into an unsecured senior credit facility with a group of nine banks, providing a $187.5 million revolving credit line that would have expired in April 2003. In December 2002, Quantum terminated this facility and entered into a secured senior credit facility with a group of five banks, providing a $100 million revolving credit line that expires in June 2004. As of March 31, 2003, $89 million is committed to standby letters of credit and there were no borrowings from the remaining $11 million available under this credit facility. Borrowings under the revolving credit line bear interest at either the London interbank offering rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The credit facility is secured by a blanket lien on substantially all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line. There is also a cross default provision between this facility and the synthetic lease facility (see Note 23, “Commitments and Contingencies”) such that a default on one facility constitutes a default on the other facility. If in future quarters Quantum is in violation of any financial or reporting covenant and receives a notice of default letter from the bank group, the credit line could become unavailable, and any amounts outstanding could become immediately due and payable and any default under the credit facility would cause Quantum to be in default under its synthetic lease commitment. Quantum's compliance with the covenants depends upon its ability to return to profitable operations. If the trends of declining revenue and gross margin were to worsen in the future, that could delay or prevent Quantum's return to profitable operations and cause it to violate certain or all of the covenants in future periods. In addition, if Quantum was unsuccessful in securing a waiver for any violation in subsequent quarters, it would also lose access to the $89 million standby letters of credit contained within its credit line facility and have to restrict $89 million of its cash to cover these existing letters of credit.

Note 16:  Stock Incentive Plans

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

•	Employees transferred to Maxtor: HDD stock options and HDD restricted stock were converted into Maxtor stock options and restricted stock, respectively.

  (i)  Stock Compensation Expenses

The following table details stock compensation charges and the classifications within the consolidated statements of operations:

(in thousands)	For the year ended March 31,

	2003	2002	2001

Stock compensation related to the disposition of the HDD group:

Cost of revenue or Operating expenses	$306	$15,288	$–
Special charges	–	17,108	–

	306	32,396	–

Stock compensation related to the disposition of the HDD group:

Cost of revenue or Operating expenses	1,238	2,995	12,747

	$1,544	$35,391	$12,747

Stock compensation expense decreased by $33.8 million to $1.5 million in fiscal year 2003, compared to $35.4 million in fiscal year 2002. This decrease was mainly due to HDD disposition-related stock compensation expense of $32.4 million recorded in fiscal year 2002 for the conversion and/or acceleration of stock equity awards for employees remaining with Quantum after the disposition of HDD. The classification of the $32.4 million of stock compensation expense between “Cost of revenue or Operating expenses” and “Special charges” was dependent on two factors: the unusual and non-recurring nature of the event (i.e., the disposition of the HDD business) that gave rise to stock awards and stock award modifications; and whether the vesting had already occurred or was accelerated to full vesting at the time of the award or modification. If vesting had already occurred or was accelerated to full vesting then there was no future benefit to Quantum and the related stock compensation expense for the vested portion of the award was treated as “Special charges”. When the unvested portion of an award was to be earned and vest over a future service period providing future value to Quantum, the related stock charge was recognized ratably as compensation expense over the vesting period in the appropriate category of “Cost of revenue or Operating expense”.

Stock compensation expense recorded in fiscal year 2003 that related to the disposition of HDD reflects the vesting of DSS option and DSS restricted stock grants that were converted from HDD option and HDD restricted stock grants, respectively, on April 2, 2001, the date of disposition of HDD to Maxtor.

Stock compensation expense not related to the disposition of HDD consists mainly of the vesting of DSS restricted stock grants and decreased by $1.8 million, to $1.2 million in fiscal year 2003 from $3.0 million in fiscal year 2002, which had decreased by $9.8 million from fiscal year 2001. These decreases reflect the lower number and value of restricted stock grants that are outstanding.

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

  (iii)  Stock Incentive Plans

Long-Term Incentive Plan

Quantum has a Long-Term Incentive Plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. The Plan has reserved for future issuance 31.6 million shares of stock and allows for an annual increase in the number of shares available for issuance, subject to a limitation. Available for grant as of March 31, 2003, were 8.1 million shares of stock. Options under the Plan generally expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plan generally vests over two to three years.

In fiscal years 2003 and 2002, Quantum granted 11 thousand and 4.8 million shares, respectively, of Quantum Corporation restricted stock under the Plan at an exercise price of $0.01 per share.

Supplemental Stock Plan

Quantum has a Supplemental Stock Plan (the “SSOP”), which is not approved by its stockholders, that provides for the issuance of stock options and stock purchase rights (collectively referred to as “options”) to employees and consultants of Quantum. The SSOP has available and reserved for future issuance 7.1 million shares of stock. Options under the SSOP generally vest over two to four years and expire ten years after the grant date. Restricted stock granted under the SSOP generally vests over two to three years.

The SSOP was terminated effective April 1, 2003, from which time no new stock options or stock purchase rights will be granted under this Plan. Outstanding stock options or stock purchase rights granted under the SSOP prior to April 1, 2003, shall remain outstanding and continue to be governed by the terms and conditions of the SSOP, which will remain in effect with respect to these outstanding stock options or stock purchase rights.

In fiscal years 2003 and 2002, Quantum granted nil shares and 0.1 million shares, respectively, of Quantum Corporation restricted stock under the Plan at an exercise price of $0.01 per share. In fiscal year 2001, 0.1 million shares of DSS restricted stock and HDD restricted stock, respectively, were granted under the Plan at an exercise price of $0.01 per share.

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) under which 4.4 million shares of DSS stock were reserved for future issuance at March 31, 2003 to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. Options currently expire no later than ten years from the grant date and generally vest ratably over one to four years. At March 31, 2003, options with respect to 1.9 million shares of stock were available for grant.

A summary of activity relating to Quantum’s stock option plans follows:

	For the year ended March 31, 2001

	DLT & Storage Systems Group		Hard Disk Drive Group

	Options (000s)	Weighted- Avg. Exercise Price	Options (000s)	Weighted- Avg. Exercise Price

Outstanding at beginning of period	31,440	$11.14	16,886	$5.37
Granted	12,358	$10.18	5,906	$11.01
Canceled	(4,413)	$13.60	(1,744)	$8.13
Exercised	(6,716)	$3.90	(5,636)	$3.80

Outstanding at end of period	32,669	$11.91	15,412	$7.76

Exercisable at end of period	17,291	$11.93	7,685	$6.31

	For the year ended March 31, 2002

	Quantum Corporation

	Options (000s)	Weighted- Avg. Exercise Price

Outstanding at beginning of period	32,669	$11.91
Granted	20,574	$6.67
Canceled	(14,134)	$11.80
Exercised	(11,519)	$6.04

Outstanding at end of period	27,590	$10.51

Exercisable at end of period	16,482	$10.58

	For the year ended March 31, 2003

	Quantum Corporation

	Options (000s)	Weighted- Avg. Exercise Price

Outstanding at beginning of period	27,590	$10.51
Granted	17,767	$4.32
Canceled	(11,467)	$10.20
Exercised	(716)	$2.20

Outstanding at end of period	33,174	$7.46

Exercisable at end of period	16,522	$9.55

The exercise prices for stock options outstanding at March 31, 2003, range from $0.96 to $24.11.

The following tables summarize information about options outstanding and exercisable at March 31, 2003:

Range of Exercise Prices	Outstanding at March 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$0.96–$2.91	5,735	$2.18	9.07
$2.93–$6.43	4,877	$3.52	8.61
$6.43–$8.34	8,089	$6.93	7.89
$8.38–$9.70	7,829	$9.26	6.55
$9.75–$24.11	6,644	$13.45	6.30

	33,174	$7.46	7.57

Range of Exercise Prices	Exercisable at March 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$0.96–$2.91	1,114	$2.15	9.07
$2.93–$6.43	891	$4.99	8.61
$6.43–$8.34	3,277	$7.05	7.89
$8.38–$9.70	6,067	$9.16	6.55
$9.75–$24.11	5,173	$13.97	6.30

	16,522	$9.55	7.57

Expiration dates ranged from July 13, 2003 to July 31, 2013 for options outstanding at March 31, 2003. Employee stock options issued by Quantum generally have contractual lives of 10 years. However, in accordance with Swiss laws, employee stock options issued to Quantum’s Swiss employees have contractual lives of 11 years. Prices for options exercised during the three-year period ended March 31, 2003, are as follows:

	Period	Price Range
Quantum Corporation	3/31/01–3/31/03	$0.01–$12.02
DLT & Storage Systems Group	3/31/00–3/31/01	$0.01–$15.00
Hard Disk Drive Group	3/31/00–3/31/01	$0.01–$11.63

Proceeds received by Quantum from exercises are credited to common stock and capital in excess of par value.

Stock Purchase Plan

Quantum has an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 34.6 million shares authorized for issuance under the plan, 6.0 million were available for issuance at March 31, 2003. Employees purchased 2.2 million shares and 0.8 million shares of Quantum Corporation common stock under the Purchase Plan in fiscal years 2003 and 2002, respectively. Additionally, employees purchased 2.1 million shares DSS stock and 1.1 million shares HDD stock in fiscal year 2001.

The weighted average exercise price of Quantum Corporation stock purchased under the Purchase Plan was $1.79 and $8.27, in fiscal years 2003 and 2002, respectively. The weighted average exercise price of DSS stock purchased under the Purchase Plan was $8.29 in fiscal year 2001. The weighted average exercise price of HDD stock purchased under the Purchase Plan was $5.93 in fiscal year 2001.

  (iv)  Pro forma information

Quantum follows SFAS No. 123, Accounting for Stock-Based Compensation, and as permitted, elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose the pro forma effects of the plans on net income and earnings per share. With the exception of option conversions that were related to the disposition of the HDD group as discussed above under “Stock Compensation Expenses”, all options have been issued at fair market value and therefore no compensation expense has been recognized for the stock option plans and the employee stock purchase plans.

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

The effect on reported net income (loss) and net income (loss) per share of accounting for employee stock options under the fair value method is disclosed under “Stock Compensation” in Note 2 of the Consolidated Financial Statements.

The fair value of options granted in fiscal years 2003, 2002 and 2001 reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Long -Term Incentive Plan, Supplemental Plan and Stock Option Plans			Stock Purchase Plan

	For the year ended March 31,			For the year ended March 31,
	2003	2002	2001	2003	2002	2001

Quantum Corporation
Option life (in years)	3.01	1.5		1.33	1.5
Risk-free interest rate	1.48%	3.32%		2.19%	5.55%
Stock price volatility	0.68	0.63		0.69	0.70
Dividend yield	–	–		–	–

DLT & Storage Systems Group (Continuing Operations)
Option life (in years)			3.0			1.1
Risk-free interest rate			5.32%			5.87%
Stock price volatility			0.79			0.69
Dividend yield			–			–

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

The following is a summary of weighted-average grant date fair values:

	Weighted Average Grant Date Fair Value

	For the year ended March 31,
	2003	2002	2001

Quantum Corporation
Options granted under the Long-Term Incentive Plan, Supplemental Plan and Stock Option Plans	$1.94	$5.05
Restricted stock granted under the Long-Term Incentive Plan	$7.52	$11.80
Shares granted under the Stock Purchase Plan	$2.13	$6.29

DLT & Storage Systems Group (Continuing Operations)
Options granted under the Long-Term Incentive Plan, Supplemental Plan and Stock Option Plans			$5.01
Restricted stock granted under the Long-Term Incentive Plan			$12.70
Shares granted under the Stock Purchase Plan			$5.22

Note 17:  Common Stock and Stockholder Rights Agreement

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

Subject to certain exceptions, including the amendment discussed below with respect to Private Capital Management, these rights may be exercised the tenth day after any person or group becomes the beneficial owner (or makes an offer that would result in such beneficial ownership) of 20% or more of the outstanding common stock. If such change in beneficial ownership is combined with a merger of Quantum or a sale of more than 50% of the assets of Quantum, then the existing stockholders have the right to purchase, for the exercise price, a number of shares of common stock in the surviving entity having a market value of twice the exercise price of such right. The Rights Plan may serve as a deterrent to takeover tactics that are not in the best interests of stockholders. There are 1,000,000 preferred shares reserved for issuance under the Rights Plan.

On October 28, 2002, Quantum amended its Rights Agreement to allow Private Capital Management to acquire up to 25% of the outstanding common stock of Quantum without triggering the issuance of the preferred shares in exchange for its entering into a Stockholder Agreement with Quantum that places certain restrictions on Private Capital Management with respect to its ownership and control of its shares of Quantum's common stock. The effect of this amendment to the Rights Agreement on holders of Quantum's common stock is that it is less likely that the preferred shares under the Rights Agreement will be issued to the holders of Quantum's common stock.

Note 18:          Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share:

(in thousands, except per-share data)	For the year ended March 31,

	2003				2002			2001

	Cont. Ops.	Disc. Ops.	Cumulative effect of an accounting change	Quantum	Cont. Ops.	Disc. Ops.	Quantum	Cont. Ops.

Numerator: Numerator for basic and diluted net income (loss) per share—income (loss) available to common stockholders	$(132,088)	$(37,909)	$(94,298)	$(264,295)	$(49,000)	$91,502	$42,502	$197,828

Denominator: Denominator for basic net income (loss) per share—weighted average shares	162,208	162,208	162,208	162,208	155,169	155,169	155,169	148,150

Effect of dilutive securities: Outstanding options	—	—	—	—	—	—	—	7,495

Denominator for diluted net income (loss) per share—adjusted weighted average shares	162,208	162,208	162,208	162,208	155,169	155,169	155,169	155,645

Basic net income (loss) per share	$(0.81)	$(0.23)	$(0.58)	$(1.63)	$(0.32)	$0.59	$0.27	$1.34

Diluted net income (loss) per share	$(0.81)	$(0.23)	$(0.58)	$(1.63)	$(0.32)	$0.59	$0.27	$1.27

The computation of basic and diluted net loss per share for the fiscal year ended March 31, 2003 includes 14.8 million shares and 2.4 million shares issued in connection with the acquisitions of Benchmark and SANlight, respectively.

Loss per share from discontinued operations and net income per share for fiscal year 2001 are not presented, as there was no single class of stock that represented discontinued operations or the consolidated Company, respectively, in this period.

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

Options to purchase 33.2 million shares of Quantum common stock were outstanding for the fiscal year ended March 31, 2003, but were not included in the computation of diluted net income per share due to reporting a loss from continuing operations.

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

Note 19:  Savings and Investment Plan

Substantially all of the regular domestic employees are eligible to make contributions to Quantum’s 401(k) savings and investment plan. Quantum matches a percentage of the employees’ contributions and may also make additional discretionary contributions to the plan. Employer contributions were $9.2 million, 11.0 million, and $8.0 million, in fiscal years 2003, 2002, and 2001 respectively.

Note 20:  Income Taxes

The income tax provision (benefit) for continuing operations consists of the following:

(in thousands)	As of March 31,

	2003	2002	2001

Federal:
Current	$–	$–	$34,900
Deferred	(11,571)	(25,281)	40,743

	(11,571)	(25,281)	75,643

State:
Current	479	–	9,673
Deferred	(3,644)	(692)	2,731

	(3,165)	(692)	12,404

Foreign:
Current	13,169	17,808	22,519
Deferred	(3,518)	(1,447)	1,281

	9,651	16,361	23,800

Income tax provision (benefit)	$(5,085)	$(9,612)	$111,847

The income tax provision (benefit) for continuing operations differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as follows:

(in thousands)	As of March 31,

	2003	2002	2001

Tax (benefit) at federal statutory rate	$(48,010)	$(20,464)	$108,778
State income tax, net of federal benefit and related valuation allowance	(2,151)	(813)	8,566
Non-deductible stock compensation	–	7,284	–
Research and development credit	(2,460)	(4,000)	(3,933)
Acquired in-process development research and development	2,730	4,620	–
Goodwill amortization	–	5,317	3,217
US tax provided (not provided) on foreign earnings	22,583	(4,408)	(8,898)
Non-deductible write-downs of equity investments	–	2,811	–
Non-deductible goodwill write-off	20,541	–	–
Other	1,682	41	4,117

	$(5,085)	$(9,612)	$111,847

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows:

(in thousands)	As of March 31,

	2003	2002

Deferred tax assets:
Inventory valuation methods	$9,196	$9,452
Accrued warranty expense	15,705	8,850
Distribution reserves	6,584	3,955
Loss carryforwards	61,420	54,360
Foreign tax and research and development credit carryforwards	66,062	47,336
Special charge accruals	7,364	5,922
Other accruals and reserves not currently deductible for tax purposes	18,769	16,132
Depreciation and amortization methods	19,419	12,386

	$204,519	$158,393

Less valuation allowance	(28,645)	–

Deferred tax asset	$175,874	$158,393

Deferred tax liabilities:
Acquired intangibles	(24,514)	(22,912)
Tax on unremitted foreign earnings	(124,972)	(131,888)
Other	(5,109)	(1,610)

Deferred tax liability	$(154,595)	$(156,410)

Net deferred tax asset	$21,279	$1,983

The tax benefits associated with nonqualified stock options, disqualifying dispositions of incentive stock options and employee stock purchase plan shares, reduced taxes currently payable or increased the deferred tax assets as shown above by nil, $1.3 million and $8.1 million in fiscal years 2003, 2002 and 2001, respectively. Such benefits are credited to equity when realized.  Of the $28.6 million valuation allowance, $6.7 million relates to the tax benefits of employee stock plans, the benefit of which will be credited to stockholders’ equity if realized.

Pretax losses from foreign operations were $0.5 million fiscal year 2003, compared to income of $74.4 million and $136.4 million for fiscal years ended March 31, 2002 and 2001 respectively.

As of March 31, 2003, Quantum had federal net operating loss and tax credit carryforwards of approximately $172.5 million and $7.2 million, respectively. These carryforwards expire in varying amounts between fiscal years 2004 and 2022 if not previously utilized. Ownership change provisions of tax law result in approximately $6.5 million of these carryforwards being available ratably over the next five years.

The utilization of the deferred tax assets is dependent upon the amount, character and timing of future taxable income. If we are unable to make accurate estimates, we may incur additional future income tax expense to write-off the balance of this deferred tax asset. In addition, the inability to generate sufficient amounts of future taxable income may prevent us from recognizing tax benefits associated with any losses that we might incur in the future.

Note 21:  Litigation

On April 14, 2003, Quantum filed a patent infringement complaint in the U.S. District Court in the Northern District of California against Storage Technologies, Inc. (“StorageTek”). The suit alleges that StorageTek has engaged in the unlawful manufacture and sale within the United States of tape and tape drive products that infringe two separate Quantum patents. The suit seeks a permanent injunction against StorageTek as well as the recovery of monetary damages, including treble damages for willful infringement.

On April 15, 2003, StorageTek filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in a tape drive. The suit seeks a preliminary and permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. Quantum believes that it does not infringe StorageTek’s patents and believes that those patents are invalid. On May 6, 2003, Quantum answered the complaint. In addition, Quantum counterclaimed that the patents are invalid.   On May 15, 2003, the District Court issued a Scheduling Order tentatively setting a schedule for a hearing in December 2003, on StorageTek’s request for a preliminary injunction. Quantum disputes StorageTek’s claims and intends to defend the lawsuit vigorously. Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute against it because the complaint by StorageTek asserts an unspecified amount of damages.

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

The outcome of this patent infringement lawsuit is uncertain. Quantum currently cannot estimate the extent of the potential damages in the Papst dispute against it because the complaint by Papst asserts an unspecified amount of damages. As part of Quantum’s disposition of HDD to Maxtor, Maxtor has agreed to assume the defense of the Papst claims against HDD and has also agreed to indemnify Quantum with respect to litigation relating to this dispute. Nevertheless, if Papst prevails and Maxtor were unable for any reason to indemnify Quantum in accordance with the merger agreement, Quantum’s resulting liability could have a materially adverse impact on Quantum’s results of operations and financial position.

Note 22:  Investments in Other Entities

Investments in equity securities of other entities are recorded in other long-term assets. Investments in those entities in which Quantum owns less than 20%, and is unable to exert significant influence, are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Investments in entities in which Quantum owns more than 20%, and/or is able to exert significant influence, are accounted for under the equity method. Due to the economic downturn, Quantum recorded impairment losses of $17.1 million and $7.4 million in fiscal years 2003 and 2002, respectively, on certain of these investments. As at March 31, 2003, Quantum had total investments in other entities of $4.0 million.

Note 23:  Commitments and Contingencies

Lease Commitments

Quantum leases certain facilities under non-cancelable lease agreements for periods of up to 17 years. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

Rent expense was $18.2 million, $18.1 million, and $15.2 million for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

Future minimum lease payments under operating leases are as follows:

For the year ended March 31,	(in thousands)
2004	$14,821
2005	9,434
2006	6,508
2007	5,201
2008	4,699
Thereafter	5,878

Total future minimum lease payments	$46,541

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

In December 2002, Quantum renegotiated this lease, which now expires in December 2007. The total minimum lease payments from the fourth quarter of fiscal year 2003 until the scheduled expiration date in December 2007 are estimated to be approximately $6.2 million and approximate the lessor’s debt interest service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

The lease is secured by a standby letter of credit issued under Quantum’s revolving line of credit and a blanket lien on all of the assets of Quantum. The revolving line of credit expires in June 2004 and at that time Quantum will be required to post cash collateral to secure the lease, unless other financial arrangements are made that are acceptable to the lessor.

The lease commitment requires Quantum to maintain specified financial covenants. If in future quarters Quantum were to fail to comply with these financial covenants and was unable to obtain a waiver, or amend the lease, for such non-compliance, the lessor could terminate the lease. This could result in Quantum having to purchase and/or cause a third party to purchase the facilities promptly and potentially at a substantial discount to their current appraised value.  There is a cross default provision between this facility and the credit line facility (refer to Note 15, “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt”) such that a default on one facility constitutes a default on the other facility.

At the end of the lease term, Quantum has the following options and obligations:

•	Quantum may renew the lease if the lessor accepts a renewal at its discretion;
•	Quantum may purchase the facility for approximately $50 million (the “stipulated sales price”); or
•

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

Quantum shares contingently issuable in connection with the acquisition of SANlight and Benchmark

Under the agreements to acquire SANlight and Benchmark, Quantum may be required to issue additional shares of common stock up to a maximum of 0.4 million and 1.0 million shares, respectively. The issuance of these additional shares is contingent upon the achievement of certain milestones.

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

At March 31, 2003, Quantum had issued non-cancelable purchase orders for $11.3 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

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

Quantum has recorded a receivable of $98.5 million from Maxtor for the portion of the convertible subordinated debt previously attributed to HDD and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments under the agreement. If Maxtor were for any reason unable or unwilling to pay such amount, Quantum is obligated to pay this amount and would record a loss with respect to this amount in a future period, which would have a material adverse effect on its results of operations and financial condition.

The agreement Quantum signed to outsource its manufacturing operations in Malaysia to Jabil, has the potential to affect Quantum’s tax status in Malaysia. Quantum was granted strategic pioneer tax status beginning in December 2000 contingent on Quantum meeting five separate conditions linked to investments in the Malaysian economy. While Quantum has actively worked to meet each of these conditions, changes in the business environment have meant that Quantum has not yet fully met these conditions, as these conditions assumed a five-year profile of investment. Were the Malaysian government to revoke Quantum’s strategic pioneer tax status in its entirety, then the maximum potential tax liability that could be assessed would be $15 million.

Note 24:  Business Segment and Geographic Information

Quantum’s reportable segments are DLTG and SSG. These reportable segments are each managed separately as they distribute and, in the case of SSG, manufacture distinct products with different production processes. DLTG consists of tape drives and media. SSG consists of tape automation systems and service, and includes disk based backup products. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Quantum evaluates segment performance based on operating income (loss) excluding infrequent or unusual items.

Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(in thousands)	For the year ended March 31,

	2003			2002			2001

	DLTG	SSG	Total	DLTG	SSG	Total	DLTG	SSG	Total

Total revenue	$680,032	$227,112	$907,144	$837,548	$233,298	$1,070,846	$1,090,444	$353,097	$1,443,541
Inter-segment revenue	(36,335)		(36,335)	(41,171)		(41,171)	(97,426)		(97,426)

Revenue from external customers	643,697	227,112	870,809	796,377	233,298	1,029,675	993,018	353,097	1,346,115
Cost of revenue	437,481	166,165	603,646	497,426	154,644	652,070	505,723	227,852	733,575

Gross margin	206,216	60,947	267,163	298,951	78,654	377,605	487,295	125,245	612,540

Research and development	75,309	36,617	111,926	83,080	28,371	111,451	83,826	33,010	116,836
Sales and marketing,	45,295	55,159	100,454	61,966	48,767	110,733	65,390	52,900	118,290
General and administrative	44,756	26,510	71,266	66,421	47,120	113,541	38,382	29,661	68,043

Total operating expenses	165,360	118,286	283,646	211,467	124,258	335,725	187,598	115,571	303,169

Operating income (loss)	$40,856	$(57,339)	$(16,483)	$87,484	$(45,604)	$41,880	$299,697	$9,674	$309,371

Goodwill impairment			58,689			–			–
Special charges			24,200			72,856			–
Purchased in-process research and development			7,802			13,200			–

Reported loss from operations			$(107,174)			$(44,176)			$309,371

(in thousands)	As of

	March 31, 2003			March 31, 2002			March 31, 2001

	DLTG	SSG	Total	DLTG	SSG	Total	DLTG	SSG	Total

Accounts receivable, net	$91,415	$42,345	$133,760	$94,351	$55,073	$149,424	$139,150	$69,252	$208,402
Inventories	22,131	44,174	66,305	71,410	27,391	98,801	94,410	29,960	124,370
Service inventories	35,760	13,344	49,104	37,096	11,191	48,287	27,383	9,166	36,549
Property, plant and equipment, net	42,010	12,512	54,522	57,942	18,463	76,405	65,404	26,418	91,822
Goodwill and intangibles, net	39,861	80,499	120,360	–	200,122	200,122	–	174,833	174,833

Product Information

Revenue for reportable segments is comprised of the following:

(in thousands)	For the year ended March 31,

	2003	2002	2001

Tape drives	$336,005	$445,381	$754,404
Tape media	157,374	182,851	114,067
Tape royalties	186,653	209,316	221,973

DLT group	680,032	837,548	1,090,444
Storage Solutions Group	227,112	233,298	353,097
Inter-group elimination*	(36,335)	(41,171)	(97,426)

	$870,809	$1,029,675	$1,346,115

*Represents inter-group sales of tape drives for incorporation into tape automation systems, for which the sales are included in storage solutions revenue.

Geographic and Customer Information

Revenue and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the location of customers):

(in thousands)	For the year ended March 31,

	2003		2002		2001

	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets

United States	$527,523	$157,648	$608,188	$212,158	$871,535	$231,750
Europe	202,758	9,348	260,083	52,218	311,254	1,572
Asia Pacific	139,124	7,886	160,039	12,151	160,225	1,932
Latin America	1,404	–	1,365	–	3,101	–

	$870,809	$174,882	$1,029,675	$276,527	$1,346,115	$235,254

One customer accounted for 10% or more of Quantum’s revenue in all of the fiscal years presented. Revenue from this customer represented $193.0 million, $292.5 million and $408.8 million of Quantum’s revenue in fiscal years 2003, 2002, and 2001, respectively.

Note 25:  Unaudited Quarterly Financial Data

(in thousands, except per-share data)	For the year ended March 31, 2003

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$202,450	$204,453	$228,770	$235,136
Gross margin	62,589	59,610	72,163	72,801
Loss from continuing operations	(27,332)	(92,069)	(5,922)	(6,765)
Net loss	(130,883)	(111,444)	(15,529)	(6,439)

Loss per share from continuing operations:
Basic	$(0.17)	$(0.59)	$(0.04)	$(0.04)
Diluted	$(0.17)	$(0.59)	$(0.04)	$(0.04)

	For the year ended March 31, 2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$264,456	$266,339	$268,951	$229,929
Gross margin	110,432	89,274	100,619	77,280
Loss from continuing operations	(31,214)	(9,125)	6,573	(15,234)
Net loss	77,934	(14,869)	592	(21,155)

Loss per share from continuing operations:
Basic	$(0.20)	$(0.06)	$0.04	$(0.10)
Diluted	$(0.20)	$(0.06)	$0.04	$(0.10)

The results of continuing operations for the first quarter of fiscal year 2003 include a $17.1 million charge for equity investment write-downs. The net loss for the first quarter of fiscal year 2003 includes a charge of $94.3 million due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. In the second quarter of fiscal year 2003, Quantum recorded a goodwill impairment charge of $58.7 million due to a re-evaluation of SSG in light of deterioration in the market values of comparable companies, and to a lesser extent, a reduction in anticipated future cash flows. The results of continuing operations for the second and third quarters of fiscal year 2003 included special charges of $14.1 million and $9.4 million, respectively, mainly for severance and facility charges associated with employee reductions. The amounts in the fourth quarter of fiscal year 2003 reflect $1.8 million additional cost of revenue due to immaterial inventory adjustments related to prior periods.

The results of continuing operations for first quarter of fiscal year 2002 include a $45.0 million special charge associated with the disposition of the HDD group and other restructurings and a $13.2 million charge for purchased in-process research and development in connection with the acquisition of M4 Data. The results of continuing operations for the second and fourth quarters of fiscal year 2002 include special charges of $17.0 million and $13.5 million, respectively, related to the closure of tape drive manufacturing in Colorado Springs, Colorado, and to employee reductions and a property value impairment, respectively. In addition, the results of continuing operations in the second and fourth quarter of fiscal year 2002 include equity investment write-downs of $4.7 million and $2.7 million, respectively.

Note 26:  Related-Party Transactions

Quantum has loans receivable from officers of $0.6 million as of March 31, 2003. The loans are classified in other current assets or other long-term assets, depending on repayment terms, and bear interest at rates ranging from 6% to 8% per annum.

The loans have provisions for forgiveness based on continued employment and are generally forgiven on a straight-line basis over two years. The loan forgiveness is being recorded as compensation expense over the forgiveness period. In fiscal years 2003, 2002 and 2001, $0.5 million, $0.8 million and $0.4 million was forgiven, respectively.

Note 27:  Recent Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement supersedes EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan.  The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002.  Quantum did not record any special charges in the fourth quarter of fiscal year 2003.

Guarantor’s Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the lease obligation. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and Quantum does not believe these provisions will have a material impact on its results of operations or financial position. The disclosures required for product warranties are included in Note 12, “Accrued Warranty and Indemnifications”.  The disclosures required for the synthetic lease guaranteed value and for shares contingently issuable in connection with business combinations are included in Note 23, “Commitments and Contingencies”.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. Quantum does not intend to adopt the fair value based method of accounting for stock-based employee compensation, but will provide the additional disclosures required by SFAS No. 148.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Quantum believes that the synthetic lease disclosed in Note 23, “Commitments and Contingencies” might be subject to FIN 46. Quantum is in the process of evaluating the financial statement impact, if any, of adoption of FIN No. 46.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Quantum Corporation

We have audited the accompanying consolidated balance sheets of Quantum Corporation (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15a. These financial statements and schedule are the responsibility of Quantum's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2, 5 and 6 to the Consolidated Financial Statements, in fiscal year 2003 Quantum Corporation changed its method of accounting for goodwill and other purchased intangible assets.

/s/ Ernst & Young LLP

Palo Alto, California April 25, 2003

QUANTUM CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at beginning of period	Additions charged to expense	Deductions (i)	Balance at end of period

Allowance for doubtful accounts
Year ended:
March 31, 2001	$3,492	$824	$(1,089)	$3,227
March 31, 2002	3,227	4,788	(1,782)	6,233
March 31, 2003	6,233	4,406	(1,702)	8,927

(i)   Uncollectible accounts written off, net of recoveries.

GAAP to Non-GAAP Reconciliation of Consolidated Statements of Operations

The following six pages present reconciliations of the consolidated statements of operations between GAAP and Non-GAAP for each quarter of fiscal year 2003 and for the full fiscal year.

Use of Non-GAAP Financial Measures

The non-GAAP financial measures that we use exclude the impact of acquisition-related intangible asset amortization, special charges, goodwill write-down and adjustment, discontinued activities and operations, certain non-operating gains and losses, and related adjustments to provision for income taxes on Quantum’s operating results. These non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Quantum’s management refers to these non-GAAP financial measures in making operating decisions because they provide meaningful supplemental information regarding the company’s operational performance. For instance, management believes these non-GAAP financial measures are helpful in assessing Quantum’s core operating results. In addition, these non-GAAP financial measures facilitate management's internal comparisons to Quantum’s historical operating results and comparisons to competitors' operating results. Quantum uses these non-GAAP financial measures because the company believes they are useful to investors in allowing for greater transparency related to supplemental information used by management in its financial and operational decision-making. In addition, Quantum has historically reported similar non-GAAP financial measures to its investors and believes that the inclusion of comparative numbers provides consistency in the company’s financial reporting at this time. Investors are encouraged to review the reconciliation of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided with the financial statements.

GAAP TO NON-GAAP RECONCILIATION OF CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended

	June 30, 2002			June 30, 2002

	GAAP	Adjustments	Notes	Non-GAAP

Product revenue	$156,887			$156,887
Royalty revenue	45,563			45,563

Total revenue	202,450			202,450
Cost of revenue	139,861	(1,695)	A	138,166

Gross margin	62,589	1,695		64,284
Operating expenses:
Research and development	25,626			25,626
Sales and marketing	26,090	(906)	A	25,184
General and administrative	22,062	(126)	A	21,936
Special charges	624	(624)		--

	74,402	(1,656)		72,746

Income (loss) from operations	(11,813)	3,351		(8,462)
Equity investment write-downs	(17,061)	17,061		--
Interest income and other, net	2,597			2,597
Interest expense	(5,840)			(5,840)

Income (loss) before income taxes	(32,117)	20,412		(11,705)
Income tax provision (benefit)	(4,785)	1,273	B	(3,512)

Income (loss) from continuing operations	(27,332)	19,139		(8,193)
Discontinued operations:
Results from NASD discontinued operations, net of income taxes	(9,253)	9,253		--

Loss from discontinued operations	(9,253)	9,253		--
Income (loss) before cumulative effect of an accounting change	(36,585)	28,392		(8,193)
Cumulative effect of an accounting change	(94,298)	94,298		--

Net loss	$(130,883)	$ 122,690		$(8,193)

Net loss per share-diluted	$(0.84)	$ 0.79		$(0.05)

GAAP TO NON-GAAP RECONCILIATION OF CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended

	September 29, 2002			September 29, 2002

	GAAP	Adjustments	Notes	Non-GAAP

Product revenue	$159,850			$159,850
Royalty revenue	44,603			44,603

Total revenue	204,453			204,453
Cost of revenue	144,843	(1,695)	A	143,148

Gross margin	59,610	1,695		61,305
Operating expenses:
Research and development	29,385			29,385
Sales and marketing	27,045	(1,073)	A	25,972
General and administrative	17,652	(126)	A	17,526
Goodwill impairment	58,689	(58,689)		--
Special charges	14,096	(14,096)		--

	146,867	(73,984)		72,883

Income (loss) from operations	(87,257)	75,679		(11,578)
Interest income and other, net	2,429			2,429
Interest expense	(6,422)			(6,422)

Income (loss) before income taxes	(91,250)	75,679		(15,571)
Income tax provision (benefit)	819	(5,490)	C	(4,671)

Income (loss) from continuing operations	(92,069)	81,169		(10,900)
Discontinued operations:
Results from NASD discontinued operations, net of income taxes	(19,375)	19,375		--

Loss from discontinued operations	(19,375)	19,375		--

Net loss	$(111,444)	$ 100,544		$(10,900)

Net loss per share-diluted	$(0.71)	$ 0.64		$(0.07)

GAAP TO NON-GAAP RECONCILIATION OF CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended

	December 29, 2002			December 29, 2002

	GAAP	Adjustments	Notes	Non-GAAP

Product revenue	$180,388			$180,388
Royalty revenue	48,382			48,382

Total revenue	228,770			228,770
Cost of revenue	156,607	(2,335)	A	154,272

Gross margin	72,163	2,335		74,498
Operating expenses:
Research and development	27,683	(44)	A	27,639
Sales and marketing	24,400	(1,246)	A	23,154
General and administrative	15,684	(126)	A	15,558
Special charges	9,401	(9,401)		--

	77,168	(10,817)		66,351

Income (loss) from operations	(5,005)	13,152		8,147
Interest income and other, net	3,878			3,878
Interest expense	(5,988)			(5,988)

Income (loss) before income taxes	(7,115)	13,152		6,037
Income tax provision (benefit)	(1,193)	3,004	D	1,811

Income (loss) from continuing operations	(5,922)	10,148		4,226
Discontinued operations:
Results from NASD discontinued operations, net of income taxes	(9,607)	9,607		--

Loss from discontinued operations	(9,607)	9,607		--

Net income (loss)	$(15,529)	$ 19,755		$4,226

Net income (loss) per share-diluted	$(0.09)	$ 0.12		$0.03

GAAP TO NON-GAAP RECONCILIATION OF CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended

	March 31, 2003			March 31, 2003

	GAAP	Adjustments	Notes	Non-GAAP

Product revenue	$187,031			$187,031
Royalty revenue	48,105			48,105

Total revenue	235,136			235,136
Cost of revenue	162,335	(2,974)	A	159,361

Gross margin	72,801	2,974		75,775
Operating expenses:
Research and development	29,232	(257)	A	28,975
Sales and marketing	22,919	(1,314)	A	21,605
General and administrative	15,868	(126)	A	15,742
Special charges	79	(79)		--
Purchased in-process research and development	7,802	(7,802)		--

	75,900	(9,578)		66,322

Income (loss) from operations	(3,099)	12,552		9,453
Interest income and other, net	2,577			2,577
Interest expense	(6,169)			(6,169)

Income (loss) before income taxes	(6,691)	12,552		5,861
Income tax provision (benefit)	74	1,685	B	1,759

Income (loss) from continuing operations	(6,765)	10,867		4,102
Discontinued operations:
Results from NASD discontinued operations, net of income taxes	326	(326)		--

Loss from discontinued operations	326	(326)		--

Net income (loss)	$(6,439)	$ 10,541		$4,102

Net income (loss) per share-diluted	$(0.04)	$ 0.06		$0.02

GAAP TO NON-GAAP RECONCILIATION OF CONSOLIDATED STATEMENT OF OPERATIONS

	Twelve Months Ended

	March 31, 2003			March 31, 2003

	GAAP	Adjustments	Notes	Non-GAAP

Product revenue	$684,156			$684,156
Royalty revenue	186,653			186,653

Total revenue	870,809			870,809
Cost of revenue	603,646	(8,699)	A	594,947

Gross margin	267,163	8,699		275,862
Operating expenses:
Research and development	111,926	(301)	A	111,625
Sales and marketing	100,454	(4,539)	A	95,915
General and administrative	71,266	(504)	A	70,762
Goodwill impairment	58,689	(58,689)		--
Special charges	24,200	(24,200)		--
Purchased in-process research and development	7,802	(7,802)		--

	374,337	(96,035)		278,302

Income (loss) from operations	(107,174)	104,734		(2,440)
Equity investment write-downs	(17,061)	17,061		--
Interest income and other, net	11,481			11,481
Interest expense	(24,419)			(24,419)

Income (loss) before income taxes	(137,173)	121,795		(15,378)
Income tax provision (benefit)	(5,085)	472	B,C,D	(4,613)

Income (loss) from continuing operations	(132,088)	121,323		(10,765)
Discontinued operations:
Results of NAS discontinued operations, net of income taxes	(37,909)	37,909		--

Loss from discontinued operations	(37,909)	37,909		--
Income (loss) before cumulative effect of an accounting change	(169,997)	159,232		(10,765)
Cumulative effect of an accounting change	(94,298)	94,298		--

Net income (loss)	$(264,295)	$ 253,530		$(10,765)

Net income (loss) per share-diluted	$(1.63)	$ 1.56		$(0.07)

GAAP TO NON-GAAP RECONCILIATION OF CONSOLIDATED STATEMENT OF OPERATIONS

Notes

A.	Amortization of intangible assets

B.	Tax benefit on certain non-GAAP adjustments

C.	Income tax expense related to outsourced manufacturing	$10,293
	Tax benefit on certain non-GAAP adjustments	(4,803)

		$5,490

D.	Income tax expense related to purchase of IP technology	$1,850
	Income tax effect related to all other charges	(4,854)

		$(3,004)

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this item with respect to Quantum’s directors is incorporated by reference to the information set forth in Quantum’s proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Quantum’s fiscal year ended March 31, 2003. For information pertaining to executive officers of Quantum, refer to the “Executive Officers of Quantum Corporation” section of Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation

The information required by this item is incorporated by reference to the information set forth in Quantum’s proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Quantum’s fiscal year ended March 31, 2003.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following is a disclosure of Quantum’s equity compensation plan information as required by SEC Release 33-8048:

(quantities in thousands)	Year ended March 31, 2003

	Number of shares to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options (2)	Number of shares remaining available for future issuance (2)

Stock Plans approved by stockholders (1)	23,491	$7.57	31,570
Stock Plans not approved by stockholders (3)	9,683	$7.21	12,621

	33,174		44,191

(1)   The Long-Term Incentive Plan has an evergreen provision that provides for an annual increase to the quantity of stocks available in the Plan equal to 4% of the total shares of Quantum Corporation common stock outstanding as at the end of the respective fiscal year.

(2)   Does not include purchase rights accruing under the Purchase Plan for offerings beginning after January 24, 2003, the number and exercise price of which are not determinable until the expiration of such offering periods.

(3)   The Supplemental Stock Plan (“SSOP”) was terminated effective April 1, 2003, from which time no new stock options or stock purchase rights will be granted under this Plan. Outstanding stock options or stock purchase rights granted under the SSOP prior to April 1, 2003, shall remain outstanding and continue to be governed by the terms and conditions of the SSOP, which will remain in effect with respect to these outstanding stock options or stock purchase rights.

The remaining information required by this item is incorporated by reference from Quantum’s proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Quantum’s fiscal year ended March 31, 2003.

ITEM 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in Quantum’s proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Quantum’s fiscal year ended March 31, 2003.

With the exception of the information incorporated in Items 10, 11, 12 and 13 of this Annual Report on Form 10-K, Quantum’s definitive Proxy Statement for Quantum’s 2003 Annual Meeting of Stockholders is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

ITEM 14.   CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)

Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Non-Audit Services of Independent Auditors

Sections 201 and 202 of the Sarbanes-Oxley Act of 2002, signed into law on July 30, 2002, require that all audit services and non-audit services by Quantum’s independent auditors, Ernst & Young LLP, must be pre-approved by the Company’s Audit Committee. Furthermore, the Act prohibits an auditor from performing certain non-audit services for an audit client regardless of the Audit Committee’s approval, subject to exceptions issued by the Public Company Accounting Oversight Board.

On April 25, 2003, the Audit Committee of the Company approved certain permissible non-audit services to be performed by Ernst & Young LLP. The approved non-audit services were tax services and certain audit-related services as defined by the Sarbanes-Oxley Act of 2002.

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Upon written request, Quantum will provide, without charge, a copy of Quantum’s Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for Quantum’s most recent fiscal year. All requests should be sent to:

            Investor Relations
            Quantum Corporation
            1650 Technology Drive
            San Jose, California 95110
            408-944-4450

            The Company’s corporate headquarters will be relocated to the above address effective July 3, 2003.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements—The Consolidated Financials Statements of Quantum Corporation are listed in the Index to Consolidated Financial Statements.

2.

Financial Statement Schedules— The consolidated valuation and qualifying accounts (Schedule II) financial statement schedule of Quantum Corporation is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

3.	Exhibits

Exhibit Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated By-laws of Registrant, as amended

3.3	Amendment to Amended and Restated By-laws of Registrant, effective April 23, 2003

4.1(3)	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

4.2(5)	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002

4.3(5)	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management

10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors
114
10.2	Form of Executive Change of Control Agreement between Registrant and the Named Executive Officers (other than the Chief Executive Officer)

10.3	Form of Chief Executive Officer Change of Control Agreement between Registrant and the Chief Executive Officer

10.4	Form of Director Change of Control Agreement between Registrant and the Directors

10.5(4)	1993 Long-Term Incentive Plan (as amended May 29, 2001)

10.6(5)	Amendment No. 1 to 1993 Long-Term Incentive Plan (as amended May 29, 2001)

10.7(4)	1993 Long-Term Incentive Plan Form of Stock Option Agreement

10.8(4)	Supplemental Stock Option Plan (as amended May 29, 2001)

10.9	Amendment No. 1 to Supplemental Stock Option Plan (as amended May 29, 2001)

10.10(4)	Supplemental Stock Option Plan Form of Stock Option Agreement

10.11(1)	1996 Board of Directors Stock Option Plan (as amended May 29, 2001)

10.12(1)	1996 Board of Directors Stock Option Plan Form of Stock Option Agreement

10.13(1)	Employee Stock Purchase Plan (as amended May 29, 2001)

10.14(9)	Amendment No. 1 to the Employee Stock Purchase Plan, dated May 1, 2002

10.15(6)	Patent Assignment and License Agreement, dated as of October 3, 1994, by and between Digital Equipment Corporation and Registrant

10.16(7)	Indenture, dated August 1, 1997, between the Registrant and La Salle National Bank as trustee, related to the Registrant’s subordinated debt securities

10.17(7)	Supplemental Indenture, dated August 1, 1997, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.18(1)	Second Supplemental Indenture, dated as of August 4, 1999, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.19(1)	Third Supplemental Indenture, dated as of April 2, 2001, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.20(8)

Master Lease, Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 17, 2002, between Selco Service Corporation, as Lessor, and Registrant, as Lessee

10.21(8)

Participation Agreement, dated as of December 17, 2002, by and among Registrant, as Lessee, Selco Service Corporation, as Lessor, Comerica Bank-California, Fleet National Bank and Keybank National Association, as Participants, and Keybank National Association, as Agent for the Participants

10.22(10)	Industrial Lease, dated as of July 17, 1998, between The Irvine Company as lessor, and ATL Products, Inc. as lessee

10.23(11)

Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000 by and among Registrant, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits)

10.24(8)	Credit Agreement, dated as of December 17, 2002, by and among Registrant, each lender, and Keybank National Association, as Administrative Agent and Issuing Lender
115

10.25(5)	Asset Purchase Agreement, dated as of August 29, 2002, by and between Quantum Peripherals (M) Sdn. Bhd. and Jabil Circuit Sdn. Bhd

10.26(8)	Master Supply Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.

10.27(8)	Repair Services Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.

10.28(8)	Transition Services Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.

10.29(5)	Agreement and Plan of Merger, dated as of September 5, 2002, by and among Registrant, Benchmark Storage Innovations, Inc. and Jesse Aweida, as Stockholders’ Agent

10.30(5)	First Amendment to Agreement and Plan of Merger, dated as of November 1, 2002, by and among Registrant, Benchmark Storage Innovations, Inc. and Jesse Aweida, as Stockholders’ Agent

10.31(5)	Separation Agreement, dated as of September 3, 2002, between Registrant and Michael A. Brown

10.32(5)	Employment Agreement, dated as of September 3, 2002, between Registrant and Michael A. Brown

10.33(12)	Asset Purchase Agreement, by and between Registrant and Broadband Storage, Inc., dated as of October 7, 2002, as amended on October 28, 2002

10.34(13)	Agreement and Plan of Merger dated February 4, 2003 by and among the Registrant, the Registrant’s wholly-owned subsidiary QSL Acquisition Corporation, SANlight, Inc., Mark Kaleem and Lloyd Alan Poston

12.1	Ratio of Earnings to Fixed Charges.

23.1	Consent of Ernst & Young LLP, Independent auditors.

24	Power of Attorney (see signature page)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001.
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 28, 2000.
3.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
4.	Incorporated by reference to Registrant’s Schedule TO filed with the Securities and Exchange Commission on June 4, 2001.
5.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2003.
6.	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 17, 1994.
7.	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 6, 1997.
8.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 29, 2002 filed with the Securities and Exchange Commission on February 12, 2003.
9.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on July 1, 2002.
10.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 27, 1998 filed with the Securities and Exchange Commission on February 9, 1999.
116
11.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2000 filed with the Securities and Exchange Commission on February 14, 2001.
12.	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2002.
13.	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 7, 2003.

(b)	Reports on Form 8-K

Registrant filed the following Current Report on Form 8-K during the three months ended March 31, 2003:

On April 28, 2003, Registrant filed a Current Report on Form 8-K, reporting its earnings results for the quarter ended March 31, 2003.

On May 20, 2003, Registrant filed a Current Report on Form 8-K, reporting a charge related to customer bankruptcy.

(c)	Exhibits: See Item 15(a) above.

(d)	Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ MICHAEL J. LAMBERT

Michael J. Lambert Chief Financial Officer

Dated: June 27, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Belluzzo and Michael J. Lambert, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 27, 2003.

Signature	Title

/s/ RICHARD E. BELLUZZO	Chief Executive Officer (Principal Executive Officer)

Richard E. Belluzzo

/s/ MICHAEL J. LAMBERT	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Michael J. Lambert

/s/ MICHAEL A. BROWN	Chairman of the Board

Michael A. Brown

/s/ STEPHEN M. BERKLEY	Director

Stephen M. Berkley

/s/ DAVID A. BROWN	Director

David A. Brown

/s/ ALAN L. EARHART	Director

Alan L. Earhart

/s/ EDWARD M. ESBER, JR	Director

Edward M. Esber, Jr

/s/ KEVIN J. KENNEDY	Director

Kevin J. Kennedy

/s/ GREGORY W. SLAYTON	Director

Gregory W. Slayton

/s/ EDWARD J. SANDERSON	Director

Edward J. Sanderson

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Belluzzo, certify that:

1)	I have reviewed this annual report on Form 10-K of Quantum Corporation;

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6)

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ RICHARD E. BELLUZZO

Richard E. Belluzzo
Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Lambert, certify that:

1)	I have reviewed this annual report on Form 10-K of Quantum Corporation;

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6)

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ MICHAEL J. LAMBERT

Michael J. Lambert
Executive Vice President, Finance and
Chief Financial Officer