Form 10-K/A
QUANTUM CORP /DE/
filed 2003-07-24
CIK 709283

As filed with the Securities and Exchange Commission on July 24, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO.1 TO FORM 10K)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-13349

QUANTUM CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-2665054
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1650 Technology Drive, Suite 800, San Jose, California	95110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 944-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
QUANTUM CORPORATION-DLT & STORAGE SYSTEMS GROUP COMMON STOCK	NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES B JUNIOR PARTICIPATING PREFERRED STOCK	NEW YORK STOCK EXCHANGE

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

         The undersigned Registrant hereby amends the Form 10-K originally filed on June 30, 2003 (the “Form 10-K”) relating to the Registrant’s Annual Report filing obligations pursuant to Section 13 or 15(d) of the Exchange Act solely for the purpose of correcting certain clerical errors as set forth herein.  This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Item 6.  Selected Financial Data

         The table on page 15 of the 10-K entitled “Balance Sheet Data” contains incorrect data under the line items “Net current assets (liabilities) of discontinued operations” and “Net non-current assets of discontinued operations” as they relate to March 31, 2000 and March 31, 2001.  Under the line item entitled “Net current assets (liabilities) of discontinued operations” as of March 31, 2000 and March 31, 2001, the correct values (in thousands) are $672,657 and $519,978, respectively.  Under the line item entitled “Net non-current assets of discontinued operations” as of March 31, 2000 and March 31, 2001, the correct values (in thousands) are $179,756 and $241,232, respectively.

SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2003

QUANTUM CORPORATION

/s/ MICHAEL J. LAMBERT

Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Belluzzo, certify that:

1)	I have reviewed the Annual Report on Form 10-K, as amended by this amendment on Form 10-K/A, of Quantum Corporation (collectively, the Form 10-K and this Form 10-K/A are “the Annual Report”);

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

Date: July 23, 2003

/s/ RICHARD E. BELLUZZO

Richard E. Belluzzo
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lambert, certify that:

1)	I have reviewed the Annual Report on Form 10-K, as amended by this amendment on Form 10-K/A, of Quantum Corporation (collectively, the Form 10-K and this Form 10-K/A are “the Annual Report”);

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

Date: July 23, 2003

/s/ MICHAEL J. LAMBERT

Michael J. Lambert
Executive Vice President, Finance and
Chief Financial Officer

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit Number	Exhibit

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Quantum Corporation (the “Company”) on Form 10-K for the year ended March 31, 2003, as amended by this amendment on Form 10-K/A, as filed with the Securities and Exchange Commission on the date hereof (collectively, the Form 10-K and the Form 10-K/A are referred to as the “Report”), I, Richard Belluzzo, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 23, 2003

/s/ RICHARD E. BELLUZZO

Richard E. Belluzzo
Chairman and Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Quantum Corporation (the “Company”) on Form 10-K for the year ended March 31, 2003, as amended by this amendment on Form 10-K/A, as filed with the Securities and Exchange Commission on the date hereof (collectively, the Form 10-K and the Form 10-K/A are referred to as the “Report”), I, Michael Lambert, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 23, 2003

/s/ MICHAEL J. LAMBERT

Michael J. Lambert
Executive Vice President, Finance and
Chief Financial Officer