Form 10-Q
period 2003-08-13
QUANTUM CORP /DE/
filed 2003-08-13
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-13449

QUANTUM CORPORATION

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  X   No

As of the close of business on August 8, 2003, approximately 177.0 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	June 29, 2003	June 30, 2002
Product revenue	$167,187	$156,887
Royalty revenue	35,028	45,563

Total revenue	202,215	202,450
Cost of revenue	138,702	139,861

Gross margin	63,513	62,589

Operating expenses:
Research and development	26,931	25,626
Sales and marketing	24,171	26,090
General and administrative	14,191	22,062
Special charges	476	624

	65,769	74,402

Loss from operations	(2,256)	(11,813)
Equity investment write-downs	—	(17,061)
Interest and other income	2,133	2,597
Interest expense	(6,155)	(5,840)

Loss before income taxes	(6,278)	(32,117)
Income tax provision (benefit)	3,068	(4,785)

Loss from continuing operations	(9,346)	(27,332)

Discontinued operations:
Loss from NAS discontinued operations, net of income taxes	—	(9,253)

Loss from discontinued operations	—	(9,253)

Loss before cumulative effect of an accounting change	(9,346)	(36,585)
Cumulative effect of an accounting change	—	(94,298)

Net loss	$(9,346)	$(130,883)

Loss per share from continuing operations
Basic	$(0.05)	$(0.17)
Diluted	$(0.05)	$(0.17)

Loss per share from discontinued operations
Basic	$—	$(0.06)
Diluted	$—	$(0.06)

Cumulative effect per share of an accounting change
Basic	$—	$(0.60)
Diluted	$—	$(0.60)

Net loss per share
Basic	$(0.05)	$(0.84)
Diluted	$(0.05)	$(0.84)

Weighted average common and common equivalent shares
Basic	173,553	156,443
Diluted	173,553	156,443

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 29, 2003 (Unaudited)	March 31, 2003 (1)
Assets

Current assets:
Cash and cash equivalents	$133,919	$221,734
Short-term investments	176,269	97,055
Accounts receivable, net of allowance for doubtful accounts of $9,832 and $8,927	132,298	133,760
Inventories	67,473	66,305
Deferred income taxes	46,354	46,370
Service inventories	47,843	49,104
Other current assets	25,903	26,080

Total current assets	630,059	640,408

Long-term assets:
Property and equipment, net	50,823	54,522
Goodwill	42,900	40,916
Purchased technology, net	54,296	57,485
Other intangible assets, net	20,318	21,959
Other long-term assets	9,003	10,606
Receivable from Maxtor Corporation	95,833	95,833

Total long-term assets	273,173	281,321

	$903,232	$921,729

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$87,046	$104,495
Accrued warranty	44,720	49,582
Short-term debt	976	—
Other accrued liabilities	108,801	99,899

Total current liabilities	241,543	253,976

Long-term liabilities:
Deferred income taxes	25,092	25,091
Convertible subordinated debt	287,500	287,500

Total long-term liabilities	312,592	312,591

Stockholders’ equity:
Common stock	245,779	243,426
Retained earnings	103,318	111,736

Total stockholders’ equity	349,097	355,162

	$903,232	$921,729

(1)	Derived from the March 31, 2003 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2003.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Loss from continuing operations including cumulative effect of an accounting change	$(9,346)	$(121,630)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Cumulative effect of an accounting change	—	94,298
Depreciation	7,197	9,399
Amortization	5,239	3,133
Deferred income taxes	17	(8,384)
Compensation related to stock incentive plans	159	549
Equity investment write-down	—	17,061
Changes in assets and liabilities:
Accounts receivable	1,462	10,736
Inventories	(1,168)	(9,052)
Accounts payable	(17,449)	35,332
Accrued warranty	(4,862)	(3,188)
Income taxes payable	(562)	(15,199)
Other assets and liabilities	13,912	(3,945)

Net cash provided by (used in) operating activities of continuing operations	(5,401)	9,110
Net cash used in operating activities of discontinued operations	—	(3,007)

Net cash provided by (used in) operating activities	(5,401)	6,103

Cash flows from investing activities:
Purchases of short-term investments	(404,788)	—
Proceeds from short-term investments	325,635	—
Purchases of property and equipment	(3,609)	(6,072)

Net cash used in investing activities of continuing operations	(82,762)	(6,072)

Cash flows from financing activities:
Principal payments of short-term debt	—	(38,709)
Proceeds from issuance of common stock, net	348	319

Net cash provided by (used in) financing activities of continuing operations	348	(38,390)
Net cash provided by financing activities of discontinued operations	—	42

Net cash provided by (used in) financing activities	348	(38,348)

Decrease in cash and cash equivalents from continuing operations	(87,815)	(35,352)
Decrease in cash and cash equivalents from discontinued operations	—	(2,965)

Net decrease in cash and cash equivalents	(87,815)	(38,317)
Cash and cash equivalents at beginning of period	221,734	343,878

Cash and cash equivalents at end of period	$133,919	$305,561

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$93	$1,569

Income taxes, net of refunds	$3,154	$18,580

Notes payable issued for achievement of certain earn out provisions of M4 Data (Holdings) Ltd. acquisition	$976	$—

Value of common stock issued for achievement of certain earn out provisions of Benchmark Storage Innovations Inc. acquisition	$1,984	$—

Value of common stock tendered in satisfaction of employee’s income taxes on vesting of employee stock options	$140	$4,672

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:    Description of Business

Until the beginning of fiscal year 2002, Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) operated its business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”). On March 30, 2001, Quantum’s stockholders approved the disposition of HDD to Maxtor Corporation (“Maxtor”). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

Since the sale of HDD, Quantum’s business has included two segments: the DLT group (“DLTG”) and the Storage Solutions group (“SSG”). DLTG designs, develops, manufactures, licenses, services, and markets DLTtape and Super DLTtape drives, and DLTtape and Super DLTtape media cartridges. The SSG business consists of tape automation systems and service and includes enhanced backup solutions.

In April 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd., (“M4 Data”) a privately held data storage company based in the United Kingdom, to leverage M4 Data’s complementary high performance and scalable tape automation products and technologies. In November 2002, Quantum completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”), a privately held company. The acquisition enabled Quantum to expand its tape business by adding Benchmark’s complementary products. In March 2003, Quantum completed the acquisition of the remaining outstanding shares of SANlight Inc. (“SANlight”), which it did not already own. The acquisition provided Quantum with software technology and expertise that it can leverage in its enhanced backup solutions.

Quantum sold its Network Attached Storage (“NAS”) business, which was part of SSG, to SNAP Appliance, Inc. (formerly known as Broadband Storage, Inc.), a privately held company, in October 2002. Quantum engaged in the NAS business following the acquisition of Meridian Data, Inc., in September 1999 and of certain assets of Connex in August 2001.

Note 2:     Pro Forma Stock Compensation Expense

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, Quantum elected to continue to account for its stock-based compensation plans under APB Opinion No. 25, and related interpretations, and disclose the pro forma effects of its employee stock options on net loss and net loss per share.

Pro forma net loss and net loss per share information, as required by SFAS No. 123, have been determined as if Quantum had accounted for its employee stock options under the fair value method of SFAS No. 123. The estimated fair value of the options is amortized to expense over the vesting period of the option. The following table presents the effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method.

(In thousands, except per-share data)	Three Months Ended
	June 29, 2003	June 30, 2002
Reported net loss	$(9,346)	$(130,883)
Add back employee stock option expense	159	549
Option fair value amortization	(4,758)	(7,564)

Pro forma net loss	$(13,945)	$(137,898)

Reported net loss per share	$(0.05)	$(0.84)
Net effect per share of option fair value amortization	(0.03)	(0.04)

Basic and diluted pro forma net loss per share	$(0.08)	$(0.88)

The weighted-average grant date fair values reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans Three Months Ended		Stock Purchase Plan Three Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Option life (in years)	3.02	2.87	1.50	1.66
Risk-free interest rate	1.34%	1.48%	1.48%	4.77%
Stock price volatility	0.68	0.68	0.68	0.70
Dividend yield	–	–	–	–

The following is a summary of weighted-average grant date fair values:

	Three Months Ended
	June 29, 2003	June 30, 2002
Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Options Plans	$1.65	$2.92

Restricted stock granted under the Long-Term Incentive Plan	n/a	$7.52

Shares granted under the Stock Purchase Plan	$1.02	$6.46

Note 3:    Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period’s classification. Such reclassifications have not impacted previously reported net loss amounts. The Condensed Consolidated Balance Sheet as of March 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum for the fiscal year ended March 31, 2003, included in its Annual Report on Form 10-K.

Quantum sold its NAS business on October 28, 2002. Quantum engaged in the NAS business following the acquisition of Meridian Data, Inc. in September 1999 and of certain assets of Connex in August 2001. As a result of this disposition, the Condensed Consolidated Financial Statements and related notes have been restated to present the results of the NAS business as discontinued operations. Accordingly, in the Condensed Consolidated Statements of Operations, the operating results of the NAS business have been classified as "Loss from NAS discontinued operations, net of income taxes", for the three-month period ended June 30, 2002. The cash flows from the NAS business have been presented as net cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows for the three-month period ended June 30, 2002.

Note 4:    Discontinued Operations

Disposition of the NAS Business

Quantum was previously engaged in the business of developing, manufacturing, and selling network attached storage solutions for the desktop, workgroups and enterprises. These NAS products consisted primarily of server appliances that incorporated hard disk drives and an operating system designed to meet the requirements of entry, workgroup, and enterprise computing environments, where multiple computer users access shared data files over a local area network.

On October 7, 2002, Quantum entered into an agreement with a privately held third party to sell certain assets and assign certain contract rights related to its NAS business. The NAS assets that were sold included inventories for resale to customers, service inventories, fixed assets and intellectual property. The proceeds from the sale included approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer with an option to acquire additional equity securities, a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability in connection with the prior installed base of NAS products. The sale was completed on October 28, 2002. The secured promissory note was settled in the first quarter of fiscal year 2004.

The following table summarizes the results of the NAS business:

(In thousands)	Three Months Ended

June 30, 2002

Revenue	$9,028
Gross margin	(82)
Operating expenses	13,756
Loss from operations	(13,838)
Loss before income taxes	(13,861)
Income tax benefit	(4,608)
Net loss	(9,253)

The loss from operations in the three months ended June 30, 2002 includes special charges of $4.3 million related to the consolidation of sales and marketing activities within SSG. These charges primarily relate to severance benefits for approximately 60 employees who were terminated as a result of this restructuring plan.

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

The assessment of impairment conducted in the first quarter of fiscal year 2003, the quarter in which Quantum adopted SFAS No. 142, required Quantum to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. At the time of adoption, SSG was the only business unit with goodwill. The fair values of the reporting units underlying SSG were estimated using both a discounted cash flow and market approach methodology. The reporting units’ carrying amounts exceeded their fair values, indicating that the reporting units’ goodwill was impaired, therefore requiring Quantum to perform the second step of the transitional impairment test. In the second step, Quantum compared the implied fair values of the reporting units’ goodwill, determined by allocating the reporting units’ fair values to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations.

Upon adoption of SFAS No. 142 in the first quarter of fiscal year 2003, Quantum recorded a non-cash accounting change adjustment of $94.3 million, reflecting a reduction to the carrying value of its goodwill, as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations.

Note 6, Goodwill and Intangible Assets, provides additional disclosure on the impact to Quantum’s financial statements as a result of applying SFAS No. 141 and SFAS No. 142.

Note 6:    Goodwill and Intangible Assets

The following table provides a summary of the change in the carrying amount of goodwill:

(In thousands)	Goodwill

Balance as of March 31, 2003	$40,916
Additional goodwill resulting from the achievement of certain earn out provisions of the Benchmark acquisition agreement	1,984

Balance as of June 29, 2003	$42,900

The following tables provide a summary of the carrying amounts of intangible assets:

(In thousands)	June 29, 2003

	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$84,600	$(30,304)	$54,296
Trademarks	22,560	(7,655)	14,905
Non-compete agreements	2,556	(1,698)	858
Customer lists	14,100	(10,881)	3,219
Other	4,143	(2,807)	1,336

	$127,959	$(53,345)	$74,614

	March 31, 2003

	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$84,600	$(27,115)	$57,485
Trademarks	22,560	(6,914)	15,646
Non-compete agreements	2,556	(1,566)	990
Customer lists	14,100	(10,308)	3,792
Other	4,133	(2,602)	1,531

	$127,949	$(48,505)	$79,444

The total amortization expense related to intangible assets is provided in the table below:

(In thousands)	Three Months Ended

	June 29, 2003	June 30, 2002	Amortized by

Purchased technology	$3,189	$1,820	September 2008
Trademarks	741	333	September 2008
Customer lists	573	574	September 2008
Other	337	–	February 2005

	$4,840	$2,727

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Nine months ended March 31, 2004	$13,642
Fiscal year 2005	17,434
Fiscal year 2006	16,253
Fiscal year 2007	14,025
Fiscal year 2008	9,699
Fiscal year 2009	3,561

Total	$74,614

Note 7:  Inventories

Inventories consisted of the following:

(In thousands)	June 29, 2003	March 31, 2003

Materials and purchased parts	$31,760	$32,415
Work in process	4,326	4,264
Finished goods	31,387	29,626

	$67,473	$66,305

Note 8:  Service Inventories

Service inventories consisted of the following:

(In thousands)	June 29, 2003	March 31, 2003

Component parts	$18,538	$13,688
Finished units	29,305	35,416

	$47,843	$49,104

Note 9:  Accrued Warranty and Indemnifications

The following table details the quarterly change in the accrued warranty balance:

(In thousands)	Accrued Warranty

Balance at March 31, 2003	$49,582

Additional warranties issued	5,721
Adjustments for warranties issued in prior fiscal years	1,560
Costs of repair	(12,143)

Balance at June 29, 2003	$44,720

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

The estimates of future product failure rates are based on both historical product failure data and anticipated future failure rates. If future actual failure rates differ from its estimates, Quantum records the impact in subsequent periods. Similarly, the estimates of future costs of repair are based on both historical data and anticipated future costs. If future actual costs to repair were to differ from its estimates, Quantum would record the impact of these unforeseen cost differences in subsequent periods.

Indemnifications

Under its normal terms and conditions of sale, Quantum may provide its customers with certain standard indemnifications regarding the safety of its products and the intellectual property used in its products. Quantum did not record a liability associated with these guarantees, as Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

Note 10:    Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share:

(In thousands, except per-share data)	Three Months Ended
	June 29, 2003	June 30, 2002
Loss from continuing operations	$(9,346)	$(27,332)
Loss from discontinued operations	—	(9,253)
Cumulative effect of an accounting change	—	(94,298)

Net loss	$(9,346)	$(130,883)

Loss per share from continuing operations	$(0.05)	(0.17)
Loss per share from discontinued operations	—	(0.06)
Cumulative effect per share of an accounting change	—	(0.60)

Basic and diluted net loss per share	$(0.05)	$(0.84)

Weighted average shares outstanding used in computing basic and diluted net loss per share	173,553	156,443

The computations of diluted net loss per share for the periods presented excluded the effect of the 7% convertible subordinated notes issued in July 1997, which are convertible into 6.2 million shares of Quantum common stock (21.587 shares per $1,000 note), because the effect would have been antidilutive.

Options to purchase 32.4 million shares and 32.1 million shares of Quantum common stock were outstanding at June 29, 2003, and June 30, 2002, respectively, but were not included in the computation of diluted net loss per share because the effect would have been antidilutive.

Note 11:    Common Stock Repurchase

At June 29, 2003, there was approximately $87.9 million remaining on Quantum’s authorization to repurchase Quantum common stock, although Quantum’s ability to repurchase is restricted under its credit facilities.

Note 12:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(In thousands)	June 29, 2003	March 31, 2003
Convertible subordinated debt	$287,500	$287,500
Short-term debt	976	—

	$288,476	$287,500

Weighted average interest rate	6.99%	7.00%

Convertible subordinated debt

In July 1997, Quantum issued $287.5 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are classified as long-term. The notes are convertible into 6.2 million shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4.7 million shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum recorded a receivable from Maxtor of $95.8 million for the principal portion of the debt previously attributed to the HDD group and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments. Maxtor has agreed to reimburse Quantum at the time of debt redemption, if redemption is completed prior to the debt maturity.

The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The notes do not contain financial covenants or cross default provisions.

Refer to Note 21, Subsequent Events, for information related to the call for redemption of these notes and the issuance of additional convertible subordinated notes by Quantum.

Short-term debt

Quantum acquired all the outstanding stock of M4 Data on April 12, 2001, for approximately $58.0 million in consideration, including $41.4 million in debentures. The debenture holders called and received payment from Quantum for this $41.4 million in fiscal year 2003. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued and this occurred in the first quarter of fiscal year 2004. The debentures of $1.0 million that were issued in the first quarter of fiscal year 2004 based on revenues in the preceding fiscal year are immediately callable by the holders.

The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The debentures do not contain financial covenants, reporting covenants or cross default provisions.

Credit lines

In December 2002, Quantum entered into a secured senior credit facility with a group of five banks, providing a $100.0 million revolving credit line that expires in June 2004. As of June 29, 2003, $90.4 million is committed to standby letters of credit, of which $50.0 million secures Quantum’s obligation to the lessor under its synthetic lease (see below and Note 18, Commitments and Contingencies). In December 2002, Quantum also entered into a $50.0 million synthetic lease that contains the same financial covenants as the credit agreement. Borrowings under the revolving credit line bear interest at either the London interbank offering rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line. In previous quarters Quantum violated certain of these financial covenants and received waivers or amendments for such violations. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility.

In July 2003, Quantum amended the credit agreement and synthetic lease to, among other things, change the EBITDA (as defined by the credit facility agreement) covenant and related events of default for the first and second quarters of fiscal year 2004. Quantum’s performance resulted in a violation of the EBITDA covenant in the first quarter of fiscal year 2004, for which the amendment was obtained. The amendment also allows Quantum to use up to $50.0 million of its cash, in addition to the net proceeds from its new convertible notes offering, to redeem its existing convertible subordinated notes.

For a discussion of the potential impacts should Quantum violate any financial or reporting covenant in future quarters on the unsecured senior credit facility or the synthetic lease, see Management’s Discussion and Analysis section under Liquidity and Capital Resources titled “General Outlook.”

Note 13:    Litigation

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

On April 15, 2003, StorageTek filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in a tape drive. The suit seeks a preliminary and permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. Quantum believes that it does not infringe StorageTek’s patents and believes that those patents are invalid. On May 6, 2003, Quantum answered the complaint. In addition, Quantum counterclaimed that the patents are invalid.  On May 15, 2003, the District Court issued a Scheduling Order tentatively setting a schedule for a hearing in December 2003, on StorageTek’s request for a preliminary injunction. Quantum disputes StorageTek’s claims and intends to defend the lawsuit vigorously. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute.

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

Note 14:    Special Charges

First quarter fiscal year 2004 special charges

DLTG cost reductions

In the first quarter of fiscal year 2004, a charge of $0.3 million was recorded mainly related to severance benefits for eight employees located at Quantum’s facility in Colorado Springs, Colorado.

SSG cost reductions

In the first quarter of fiscal year 2004, a charge of $0.1 million was recorded related to severance benefits for three employees located in Quantum’s U.K. office.

First quarter fiscal year 2003 special charges

SSG cost reductions

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded to reduce SSG’s costs with the consolidation of sales and marketing activities within SSG. The charge primarily relates to severance benefits for approximately 30 employees who were terminated as a result of this restructuring plan.

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

The following two tables show the activity for the three months ended June 29, 2003 and the estimated timing of future payouts for the following cost reduction projects (for a complete discussion of Quantum’s special charge activity in prior years, refer to Note 8 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2003):

Discontinuation of Manufacturing in Colorado Springs

(In thousands)	Facilities	Total
Balance March 31, 2003	$2,384	$2,384
Cash payments	(306)	(306)

Balance June 29, 2003	$2,078	$2,078

Estimated timing of future payouts:
Fiscal Year 2004	$330	$330
Fiscal Year 2005 to 2008	1,748	1,748

	$2,078	$2,078

The cash payments in the three months ended June 29, 2003 represented vacant facilities lease payments of $0.3 million. The remaining special charge accrual reflects a vacant space accrual of $2.1 million related to Quantum’s facility in Colorado Springs, Colorado, which will be paid over the lease term through the third quarter of fiscal year 2008.

Other Restructuring Programs

(In thousands)	Severance and Benefits	Facilities	Other	Total
Balance at March 31, 2003	$870	$2,241	$760	$3,871
DLTG special charges	296	—	47	343
SSG special charges	133	—	—	133
Cash payments	(766)	(201)	—	(967)
Non-cash charges	—	—	(47)	(47)

Balance at June 29, 2003	$533	$2,040	$760	$3,333

Estimated timing of future payouts:
Fiscal Year 2004	$533	$572	$760	$1,865
Fiscal Year 2005 to 2006	—	1,468	—	1,468

	$533	$2,040	$760	$3,333

The cash payments in the three months ended June 29, 2003 represented severance payments of $0.8 million and vacant facilities lease payments of $0.2 million. The $3.3 million remaining special charge accrual at June 29, 2003 is comprised mainly of obligations for severance, vacant facilities and contract cancellation fees. The severance charges will mostly be paid during the second quarter of fiscal year 2004. The facilities charges relating to vacant facilities in Irvine, California, will be paid over the lease term through the third quarter of fiscal year 2006. The contract cancellation fees are expected to be paid during fiscal year 2004.

Note 15:    Comprehensive Loss

Total comprehensive loss, net of tax if any, for the three months ended June 29, 2003, and June 30, 2002, is presented in the following table:

	Three Months Ended
(In thousands)	June 29, 2003	June 30, 2002
Net loss	$(9,346)	$(130,883)
Foreign currency translation adjustment	928	1,322

Total comprehensive loss	$(8,418)	$(129,561)

Note 16:    Business Segment Information

Quantum’s reportable segments are DLTG and SSG. These reportable segments are each managed separately as they distribute and involve the manufacture of distinct products with different production processes. DLTG consists of tape drives and media. SSG consists of tape automation systems and service, and includes enhanced backup solutions. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

Quantum evaluates segment performance based on operating income (loss) including the allocation of corporate expenses but excluding infrequent or unusual items. Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(In thousands)	Three Months Ended

	June 29, 2003			June 30, 2002

	DLTG	SSG	Total	DLTG	SSG	Total

Total revenue	$146,129	$65,952	$212,081	$159,626	$50,009	$209,635
Inter-segment revenue	(9,866)	–	(9,866)	(7,185)	–	(7,185)

Revenue from external customers	136,263	65,952	202,215	152,441	50,009	202,450
Cost of revenue	88,988	49,714	138,702	105,944	33,917	139,861

Gross margin	47,275	16,238	63,513	46,497	16,092	62,589

Research and development	17,655	9,276	26,931	17,421	8,205	25,626
Sales and marketing	9,296	14,875	24,171	11,842	14,248	26,090
General and administrative	9,202	4,989	14,191	15,238	6,824	22,062
Special charges	343	133	476	(680)	1,304	624

Total operating expenses	36,496	29,273	65,769	43,821	30,581	74,402

Operating income (loss)	$10,779	$(13,035)	$(2,256)	$2,676	$(14,489)	$(11,813)

	As of

(In thousands)	June 29, 2003			March 31, 2003

	DLTG	SSG	Total	DLTG	SSG	Total

Accounts receivable, net	$88,328	$43,970	$132,298	$91,415	$42,345	$133,760
Inventories	18,930	48,543	67,473	22,131	44,174	66,305
Service inventories	34,896	12,947	47,843	35,760	13,344	49,104
Property, plant and equipment, net	38,771	12,052	50,823	40,200	14,322	54,522
Goodwill and intangibles, net	41,025	76,489	117,514	39,861	80,499	120,360

Note 17:     Stock Incentive Plans

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) under which options to purchase 51.0 million shares of Quantum common stock were reserved for future issuance at June 29, 2003, to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at prices not less than the fair market value of the underlying common stock on the date of grant. Options currently expire no later than ten years from the date of grant and generally vest ratably over one to four years.

A summary of activity relating to Quantum’s Plans follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding at March 31, 2003	33,174	$7.46
Granted	470	$3.68
Canceled	(1,062)	$9.77
Exercised	(150)	$2.33

Outstanding at June 29, 2003	32,432	$7.36

Exercisable at June 29, 2003	16,845	$9.34

The following tables summarize information about options outstanding and exercisable at June 29, 2003:

Range of Exercise Prices	Options Outstanding at June 29, 2003 (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 0.96 – $ 2.97	7,560	$2.39	8.91
$ 2.98 – $ 6.70	9,386	$5.71	8.18
$ 6.75 – $ 9.56	6,929	$8.70	5.54
$ 9.60 – $13.28	6,329	$10.96	7.08
$13.50 – $24.11	2,228	$16.72	4.92

	32,432	$7.36	7.35

Range of Exercise Prices	Options Exercisable at June 29, 2003 (000s)	Weighted Average Exercise Price

$ 0.96 – $ 2.97	1,303	$2.16
$ 2.98 – $ 6.70	3,252	$6.18
$ 6.75 – $ 9.56	6,011	$8.69
$ 9.60 – $13.28	4,104	$11.15
$13.50 – $24.11	2,175	$16.76

	16,845	$9.34

The effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method is disclosed in Note 2, Pro Forma Stock Compensation Expense.

Note 18:     Commitments and Contingencies

Synthetic Lease

In August 1997, Quantum entered into a five-year synthetic lease agreement with a group of financial institutions (the “lessor”) for the construction and lease of a campus facility in Colorado Springs, Colorado, comprised of three buildings. The campus was the center of DLTG’s operations until the transfer in fiscal year 2002 of tape drive production to Penang, Malaysia. The Colorado Springs facility now houses only administrative and procurement resources and testing operations within one of the three buildings. The lease has been accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

In December 2002, Quantum renegotiated this lease, which now expires in December 2007. The total minimum lease payments from the second quarter of fiscal year 2004 until the scheduled expiration date in December 2007 are estimated to be approximately $5.9 million and approximate the lessor’s debt interest service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

The lease is secured by a standby letter of credit issued under Quantum’s revolving line of credit and a blanket lien on all of the assets of Quantum. The revolving line of credit expires in June 2004 and at that time Quantum will be required to post cash collateral to secure the lease, unless other financial arrangements are made that are acceptable to the lessor.

There is a cross default provision between this facility and the credit line facility (refer to Note 12, Credit Agreements, Short-Term Debt and Convertible Subordinated Debt) such that a default on one facility constitutes a default on the other facility. If an event of default were to occur in the future and Quantum was unable to obtain a waiver, or amend the lease, for such non-compliance, the lessor could terminate the lease. This could result in Quantum having to purchase, or cause a third party to purchase, the facilities promptly and potentially at a substantial discount to their current appraised value.

At the end of the lease term, Quantum must undertake one of the following options:

(1)	Quantum may renew the lease if the lessor accepts a renewal at its discretion;

(2)	Quantum may purchase the facility for $50.0 million (the “stipulated sales price”); or

(3)

If Quantum has paid all sums owing under the lease and is not otherwise in default under the lease or the credit line facility at the end of the stated lease term, Quantum may find a third party to purchase the facility. In such event, Quantum has guaranteed to the lessor any shortfall between the net proceeds from the sale of the property to a third party and the stipulated sales price, up to a maximum amount payable equal to 87.7% of the stipulated sales price, or $43.9 million.

At any time during the lease term, Quantum may purchase (or cause a third party to purchase) the facility for the stipulated sales price. If Quantum defaults under the lease, its only option is to purchase the facility for the stipulated sales price.

For a more comprehensive discussion of the potential impacts should Quantum violate any financial or reporting covenant in future quarters on the unsecured senior credit facility or the synthetic lease, see Management’s Discussion and Analysis section under Liquidity and Capital Resources titled “General Outlook.”

Quantum shares contingently issuable in connection with the acquisition of SANlight and Benchmark

Under the agreements to acquire SANlight and Benchmark, Quantum may be required to issue additional shares of common stock up to a maximum of 0.3 million and 0.5 million shares, respectively. The issuance of these additional shares is contingent upon the achievement of certain milestones.

Debentures contingently issuable in connection with the acquisition of M4 Data

The agreement to acquire M4 Data included additional contingent consideration to be paid annually from 2002 through 2005 based on revenues, which may result in additional debentures being issued. Debentures of $0.4 million and $1.0 million were issued in fiscal years 2003 and 2004, respectively, based on revenues in the preceding fiscal year.

Commitments to purchase inventory

DLTG outsourced tape drive manufacturing to a contract manufacturer, Jabil Circuit Inc. (“Jabil”), during the third quarter of fiscal year 2003. SSG has increased its use of contract manufacturers for certain manufacturing functions during the same period. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon a forecast of customer demand provided by Quantum. Quantum is responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory.

At June 29, 2003, Quantum had issued non-cancelable purchase orders for $41.3 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Related to the disposition of HDD to Maxtor

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute. This agreement between Quantum and Maxtor entered into in connection with the disposition of HDD provided for the allocation of certain liabilities related to taxes and the indemnification by Maxtor of Quantum with respect to certain liabilities relating to taxes and attributable to the conduct of business prior to the disposition of HDD. Maxtor and Quantum presently disagree as to the amounts owed under this agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that Quantum will be successful in asserting its position. If disputes under this agreement cannot be resolved favorably, Quantum may incur significant liabilities and costs to litigate and/or settle these disputes, which could have a material and adverse effect on its results of operations and financial condition.

Quantum has recorded a receivable of $95.8 million from Maxtor for the portion of the convertible subordinated debt previously attributed to HDD and for which Maxtor has agreed to reimburse Quantum for both principal and associated interest payments under the agreement. Maxtor has agreed to reimburse Quantum at the time of debt redemption, if redemption is completed prior to the debt maturity. If Maxtor were for any reason unable or unwilling to pay such amount, Quantum is obligated to pay this amount and would record a loss with respect to this amount in a future period, which would have a material adverse effect on its results of operations and financial condition.

Tax status in Malaysia

The agreement Quantum signed to outsource its manufacturing operations in Malaysia to Jabil has the potential to affect Quantum’s tax status in Malaysia. Quantum was granted strategic pioneer tax status beginning in December 2000 contingent on Quantum meeting five separate conditions linked to investments in the Malaysian economy. While Quantum has actively worked to meet each of these conditions, changes in the business environment have meant that Quantum has not yet fully met these conditions, as these conditions assumed a five-year profile of investment. Were the Malaysian government to revoke Quantum’s strategic pioneer tax status in its entirety, the maximum potential tax liability that could be assessed would be approximately $15 million.

Note 19:     Recent Accounting Pronouncements

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for Quantum for revenue arrangements entered into in the second quarter of fiscal year 2004 and onwards. Quantum is in the process of evaluating the financial statement impact, if any, of adoption of EITF Issue 00-21.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The synthetic lease disclosed in Note 18, Commitments and Contingencies, is subject to FIN 46 and Quantum is in the process of evaluating the financial statement impact, if any, of adoption of FIN No. 46.

Note 20:    Income Taxes

The tax expense recorded for the three months ended June 29, 2003 was $3.1 million compared to a tax benefit of $4.8 million for the three months ended June 30, 2002. The current quarter’s tax provision reflects foreign withholding taxes incurred and the establishment of a valuation allowance against tax benefits arising from current operating losses. The tax benefit recorded in the three months ended June 30, 2002 reflected write-downs of equity investments and special charges.

Note 21:     Subsequent Events

4.375% Convertible Subordinated Notes

On July 30, 2003, Quantum issued $160.0 million in aggregate principal amount of 4.375% convertible subordinated notes due 2010, in a private placement transaction. Quantum has granted the purchasers of the notes a 30-day option to purchase up to an additional $24.0 million principal amount of the notes. The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness.

The notes mature on August 1, 2010, and are convertible at the option of the holder at any time prior to maturity, unless previously converted, into 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. Quantum cannot redeem the notes prior to August 5, 2008.

Quantum received net proceeds from the $160.0 million of notes of approximately $155 million after deducting commissions and expenses. The net proceeds received could increase to approximately $178 million if the initial purchasers fully exercise their option to purchase the additional $24.0 million principal amount of the notes. These additional notes are convertible into 5.5 million shares of Quantum common stock at a conversion price of $4.35 per share. Quantum intends to use the net proceeds from the sale of the notes to redeem its 7% convertible subordinated notes due 2004 (see below and also refer to Note 12, Credit Agreements, Short-Term Debt and Convertible Subordinated Debt).

Redemption of 7% Convertible Subordinated Notes

On August 6, 2003, Quantum called for redemption of all of its 7% convertible subordinated notes on August 21, 2003. The aggregate redemption price of the notes is $290.4 million, resulting in an expected premium of $2.9 million.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectation that the current installed base of tape drives will result in continued demand for the tap media cartridges, (2) our expectation that media royalties will continue to be a significant source of our DLTG revenues, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our belief that we will enhance our product line, expand our product reach and sales channels, seek out new OEM relationships and refine our branded sales model, (5) our intention to provide a broader range of autoloaders and libraries from the desktop computer to the data center and expand our sales channels to sell our tape automation products to more customers, (6) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (7) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion, (8) our expectation that we will realize annual cost savings from our current restructuring programs of approximately $27 million, (9) our expectation that any debentures that we issue after the date of this Quarterly Report on Form 10-Q in connection with our acquisition of M4 Data will total approximately $3 million in principal amount, (10) our expectation that we will generate cash from operating activities in fiscal 2004 through maintaining or improving gross margins and controlling operating costs, (11) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (12) our expectation that we will return to profitability, (13) our belief that Maxtor will ultimately pay us the $95.8 million that it owes us, (14) our expectation that we will use between $16 million and $39 million of our available cash to redeem our existing convertible debt, (15) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (16) our expectation that we will make additional acquisitions in the future, (17) our intention to use the net proceeds from the sale of our 4.375% convertible notes to redeem our 7% convertible notes due 2004 and (18) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

BUSINESS DESCRIPTION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, is a global leader in data protection, meeting the needs of business customers with our enterprise-wide storage solutions and services. With an installed base of nearly two million tape drives in use and more than 90 million tape media cartridges shipped to date, our DLTtape™ technology is the standard for tape backup and archiving of business-critical data for the mid-range enterprise. We are also a leader in the design, manufacture and service of automated tape libraries used to manage, store and transfer data. In fiscal year 2003, the company expanded into the area of disk-based backup, with a solution that emulates a tape library and is optimized for data protection.

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

Business Summary

Quantum’s business consists of two main segments: the DLT group and the Storage Solutions group. Our DLT group consists of tape drive and tape media cartridge product lines. Our Storage Solutions group consists of tape automation systems and solutions product lines and includes our recently introduced enhanced backup solution.

Our business groups experienced declining revenues, lower gross margins and operating losses in recent years. The factors driving these trends were the generally weak economic conditions that have persisted for the last two years, which have resulted in reduced customer spending on Information Technology (“IT”), and increased competition from other computer equipment manufacturers. Because of these trends and the reduced corporate infrastructure that we required following the disposition of HDD to Maxtor, which represented a major corporate realignment for Quantum, we have taken numerous cost reduction actions. These trends continued to impact the first quarter of fiscal year 2004.

We sold our Network Attached Storage (“NAS”) business, which was part of our Storage Solutions group, to SNAP Appliance, Inc., (formerly known as Broadband Storage, Inc.), a privately held company, in October 2002. We engaged in the NAS business following the acquisition of Meridian Data, Inc., in September 1999 and of certain assets of Connex in August 2001.

DLT Group (“DLTG”)

In DLTG, we design, develop, license, service, and market DLTtape and Super DLTtape drives (collectively referred to as “tape drives”), as well as DLTtape and Super DLTtape media cartridges (collectively referred to as “tape media cartridges”). The DLTtape drives are targeted at the “value” or “price sensitive” segment of the tape drive market in which we compete. The Super DLTtape drives are targeted at the “performance sensitive” segment of the tape drive market in which we compete. We earn most of our revenue by selling tape drives and the tape media cartridges used by tape drives and earn a significant portion of our media revenue from royalties paid to us by manufacturers who license tape media cartridge technology from us. Super DLTtape technology has a higher storage capacity and transfer rate than DLTtape technology. Both DLTtape and Super DLTtape products are used to back up large amounts of data stored on network servers. DLTtape and Super DLTtape is our half-inch Digital Linear Tape technology that is the leader in mid-range UNIX and NT system backup and archive applications.

DLTtape and Super DLTtape drives store data on DLTtape and Super DLTtape media cartridges, respectively. Historical use of tape drives has shown that drives use many tape media cartridges per year in archival and backup processes. This historical use suggests that the installed base of tape drives will result in continued demand for tape media cartridges. Our tape media cartridges are manufactured and sold by licensed third party manufacturers and directly by us.

We receive a royalty on tape media cartridges sold by our licensees, which, while resulting in lower revenue per unit than tape media cartridges sold directly by Quantum, generates relatively comparable gross margin dollars. We prefer that a substantial portion of tape media cartridge sales occur through this license model because this minimizes our operational risks, asset investments and expenses and provides an efficient distribution channel. Currently, more than 80% of our tape media cartridge unit sales occur through this license model. We believe that the large installed base of tape drives, and our licensing of tape media cartridges, are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, operating income and cash flow, and this trend is expected to continue.

On August 29, 2002, we signed an agreement to outsource our DLT and Super DLT tape drive manufacturing and certain of our tape automation manufacturing to Jabil Circuit Inc. (“Jabil”).

On November 13, 2002, we completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”), a privately held company. The acquisition has enabled us to expand our tape business by adding Benchmark’s complementary products to better serve the data protection needs of both new and existing customers in the value segment of the tape drive business. The acquisition combines our leadership in providing high-performance, high-capacity tape drives with Benchmark’s expertise in delivering high-quality tape products at a lower price for more value-oriented customers.

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

In April 2001, we completed the acquisition of M4 Data (Holdings) Ltd. (“M4 Data”), a privately held data storage company based in the United Kingdom, to leverage M4 Data’s complementary high performance and scalable tape automation products and technologies to enhance the range of storage solutions offered to our customers.

In March 2003, we completed the acquisition of the remaining outstanding shares of SANlight Inc. (“SANlight”), which we did not already own. The acquisition provided us with software technology and expertise that we can leverage in our enhanced backup solutions.

Strategy

Our strategy includes growing our tape drive and tape automation businesses, generating cash and operating profitably, increasing the efficiency of our operating structure and investing in new product categories for future growth. Our strategy consists of the following four strategic priorities:

1. Establish Quantum as the undisputed leader in tape drives. Our goal is to continue to deliver innovative tape drives and solutions to meet growing customer demand. This involves both Super DLTtape drive and Value DLTtape drive products and maintaining compatibility between the two product families.

2. Significantly grow the tape automation business. To achieve this goal, we intend to provide a broader range of autoloaders and libraries from the desktop computer to the data center. Further, we intend to expand our sales channels to sell our tape automation products to more customers.

3. Build a new category of enhanced backup solutions (“EBS”). The goal of EBS is to improve the data backup process by offering a disk-based storage appliance with integrated storage management software, which enables a company to better leverage its existing infrastructure to significantly accelerate the data backup and restore process.

4. Build an efficient operational platform. Our goal is to continue to streamline our processes, optimize our cost structure and focus on reducing expenses in order to improve our operating and financial performance. We intend to pursue product initiatives, including quality programs, system architecture streamlining and supply chain improvement efforts, in order to improve gross margins, as well as other streamlining initiatives to increase operating efficiency and effectiveness and reduce operating costs.

Products

Our products include:

DLTG:

We offer tape drive products and tape media cartridges based on DLTtape™ technology, which are targeted to serve workgroup, mid-range and enterprise business needs.

•	Super DLTtape drives

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

SSG:

Quantum ATL Tape Libraries™, Autoloaders and enhanced backup solutions automatically manage and protect business-critical data in network environments. Modular solutions maximize customer investment with simple-to-manage systems for workgroup, departmental, mid-range, and enterprise-class applications. Our automated systems are fully compatible with major hardware platforms and are supported by nearly 30 popular data management software applications.

SSG’s products are divided into the following two categories to reflect different go-to-market business models.

•	High-Volume Products

High-volume products are sold mainly through third party distributors, value-added resellers and OEMs, and include the ATL ValueLoader™, the ATL SuperLoader™ and the ATL M1500/M1800.

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

25

•	High-Touch Products

High-touch products are sold mainly through value-added resellers, OEMs, and direct accounts. These products require a higher level of customer engagement to complete a more complex storage solutions sale and include the ATL M2500, the P-Series libraries, and our DX enhanced backup solution.

The ATL M2500 is an entry-point enterprise-class library that begins with one to six drives and can accommodate up to 100 cartridges. The M2500 is stackable with up to three modules in a standard rack, and utilizing a Stacklink™ feature, it can provide compressed storage capacity of up to 60TB per rack.

P-Series Libraries

The ATL P4000 and the ATL P7000 feature Prism Library Architecture™ and are high-performance storage solutions for the enterprise data center. The ATL P4000 scales to 322 data cartridges and 10 tape drives, providing up to 64TB of capacity and 1.3TB/hour performance. The ATL P7000 scales up to 679 data cartridges and 16 tape drives, providing up to 136TB capacity and 2TB/hour performance. Multiple P-Series libraries can be linked together to form a single library system providing up to 479TB capacity and 10TB/hour performance.

Enhanced Backup Solutions

The Quantum DX30 disk-based enhanced backup solution significantly improves backup and restore times by incorporating RAID-protected* disks into the backup data path. Operating system-independent, the Quantum DX30 stores over 3TB of native capacity within a 4U (7 inch) rack-mounted package, expandable to 10TB of capacity. Because it emulates a tape library, the Quantum DX30 can be rapidly implemented and easily managed with no software modifications or policy changes required.

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

Revenue Recognition

Revenue from sales of products to OEMs and distributors is recognized when passage of title and risk of ownership are transferred to customers, when persuasive evidence of an arrangement exists, when the price to the buyer is fixed or determinable and collection is reasonably assured. In the period when the revenue is recognized, allowances are provided for estimated future price adjustments, such as volume rebates and price protection, and future product returns. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At June 29, 2003 the net amount of $117.5 million of goodwill and intangible assets represented 13% of total assets.

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, on April 1, 2002, we discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS No. 142 and will be reviewed annually thereafter, or more frequently when indicators of impairment are present. Refer to Note 5 and Note 6 of the Condensed Consolidated Financial Statements for a discussion of the impact of adopting and applying SFAS No. 142.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives, which range from three to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Special Charges

In the past several years, we recorded significant special charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken and consist of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges and other costs of exiting activities.

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

As of June 29, 2003, we had net deferred tax assets of $21.3 million. This net amount represents future U.S. tax deductions and credits that will reduce future U.S. tax liabilities only if we are able to generate sufficient amounts of future U.S. taxable income to realize these tax benefits.

Our ability to utilize these deferred tax assets is dependent upon the amount, character and timing of future taxable income. In fiscal year 2004, we are establishing valuation allowances against tax benefits associated with current net operating losses. If we are unable to generate taxable income, we may incur additional future income tax expense to write-off the balance of this net deferred tax asset. In addition, the inability to generate sufficient amounts of future taxable income may prevent us from recognizing tax benefits associated with any losses that we might incur in the future.

RESULTS OF OPERATIONS

The results of DLTG and SSG, the two segments that represent Quantum, are presented as “Results of Continuing Operations”. The results of operations of the NAS business, sold on October 28, 2002, are separately presented as “Results of Discontinued Operations”.

Results of Continuing Operations

Revenue

	Three Months Ended		Increase, (decrease)	% increase/ decrease
(Dollars in thousands)	June 29, 2003	June 30, 2002
Tape drives	$91,115	$69,059	$22,056	31.9%
Tape media	19,986	45,004	(25,018)	-55.6%
Tape royalty	35,028	45,563	(10,535)	-23.1%

DLTG	146,129	159,626	(13,497)	-8.5%
SSG	65,952	50,009	15,943	31.9%
Inter-group elimination*	(9,866)	(7,185)	(2,681)	-37.3%

	$202,215	$202,450	$(235)	-0.1%

*	Represents inter-group sales of tape drives for incorporation into tape automation systems, for which the sales are included in SSG revenue.

Revenue in the three months ended June 29, 2003 was $202.2 million compared to $202.5 million in the three months ended June 30, 2002. The relatively flat revenue reflects decreased DLTG revenue offset by an increase in SSG revenue.

DLTG Revenue:

DLTG revenue decreased $13.5 million, or 8.5 percent, to $146.1 million in the three months ended June 29, 2003 compared to $159.6 million in the three months ended June 30, 2002. The main causes for the decrease in revenue were a $25.0 million decrease in tape media revenue and a $10.5 million decrease in tape royalty revenue, partially offset by a $22.1 million increase in tape drive revenue.

Tape media revenue for direct sales of Quantum-branded media in the three months ended June 29, 2003 was $20.0 million, down $25.0 million, or 55.6 percent, from $45.0 million in the three months ended June 30, 2002. The vast majority of the decline in tape media revenue was due to lower unit sales volume, and to a lesser extent, due to lower average unit prices.

Tape media royalty revenue in the three months ended June 29, 2003 was $35.0 million, down $10.5 million, or 23.1 percent, from $45.6 million in the three months ended June 30, 2002. The majority of the decline in tape media royalty revenue was due to a decrease in overall media market unit sales, and to a lesser extent, due to lower average unit prices.

The decline in media sales volume and prices appears to reflect the impact on demand from continued economic weakness, especially in Europe. This weaker demand trend also resulted in lower-than-expected media prices, further reducing royalties, which are based on revenue. Our research indicates that media price erosion was more rapid than expected by our resellers, and that, as a consequence, these resellers reduced their inventories during the first quarter of fiscal year 2004 to mitigate the risk of holding higher-priced products and this contributed to the reduction in media sales volume and royalties.

Tape drive revenue increased $22.1 million, or 31.9 percent, to $91.1 million in the three months ended June 29, 2003, compared to $69.1 million in the three months ended June 30, 2002. The increase in tape drive revenue resulted from an increase in tape drive unit volume, reflecting sales of tape drive products added to our product family with the acquisition of Benchmark in the third quarter of fiscal year 2003, partially offset by lower average unit prices due to competitive pricing from alternative tape drive vendors and platforms.

SSG Revenue:

Storage solutions revenue in the three months ended June 29, 2003 was $66.0 million, up $15.9 million, or 31.9 percent, compared to $50.0 million in the three months ended June 30, 2002. The increase in revenue reflected our expanded product line and also improved OEM sales. Revenue from sales of the ValueLoader, which we added to our product family and began selling with the acquisition of Benchmark, contributed to the majority of this increase. Increased unit shipments of our SuperLoader and M-series products also contributed to the increase in revenue.

Gross Margin and Gross Margin Rate

(Dollars in thousands)	Three Months Ended		increase, (decrease)
	June 29, 2003	June 30, 2002
DLTG gross margin	$47,275	$46,497	$778
SSG gross margin	16,238	16,092	146

Quantum gross margin	$63,513	$62,589	$924

DLTG gross margin rate	32.4%	29.1%	3.3%
SSG gross margin rate	24.6%	32.2%	-7.6%
Quantum gross margin rate*	31.4%	30.9%	0.5%

*Includes the impact of eliminating inter-group revenue.

DLTG Gross Margin Rate:

The DLTG gross margin rate in the three months ended June 29, 2003, increased to 32.4% from 29.1% in the three months ended June 30, 2002, an overall increase of 3.3 percentage points. This improvement in gross margin rate mainly reflects the impact of outsourced manufacturing as well as a favorable sales mix shift that resulted in increased shipments of higher-margin SDLT products and value drives added with the acquisition of Benchmark. This increase in gross margin rate, however, was partially offset by the downward trend in media revenues and royalties, which lowered the gross margin dollar contribution we received from our media business.

SSG Gross Margin Rate:

The SSG gross margin rate in the three months ended June 29, 2003, decreased to 24.6% from 32.2% in the three months ended June 30, 2002. This decline of 7.6 percentage points mainly resulted from lower average unit prices.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 29, 2003		June 30, 2002		Decrease
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$36,153	24.7%	$44,501	27.9%	$(8,348)	-3.2%
SSG	29,140	44.2%	29,277	58.5%	(137)	-14.4%

Total Quantum	$65,293	32.3%	$73,778	36.4%	$(8,485)	-4.1%

Operating expenses in the three months ended June 29, 2003 were $65.3 million, or 32.3 percent of revenue, down $8.5 million or 4.1 percentage points from the three months ended June 30, 2002.

Research and Development Expenses

(Dollars in thousands)	Three Months Ended
	June 29, 2003		June 30, 2002		Increase/ (decrease)
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$17,655	12.1%	$17,421	10.9%	$234	1.2%
SSG	9,276	14.1%	8,205	16.4%	1,071	-2.3%

Total Quantum	$26,931	13.3%	$25,626	12.7%	$1,305	0.7%

Research and development expenses in the three months ended June 29, 2003 were $26.9 million, or 13.3 percent of revenue, an increase of $1.3 million from $25.6 million, or 12.7 percent of revenue, in the three months ended June 30, 2002. The increase in research and development expenses as a percentage of revenue reflected our flat total revenue and increased research and development expenses for SSG.

DLTG Research and Development Expenses:

DLTG’s research and development expenses increased $0.2 million to $17.7 million in the three months ended June 29, 2003, compared to $17.4 million in the three months ended June 30, 2002. The increase in research and development expenses as a percentage of revenue reflected lower DLTG revenue.

SSG Research and Development Expenses:

SSG’s research and development expenses increased $1.1 million to $9.3 million in the three months ended June 29, 2003, compared to $8.2 million in the three months ended June 30, 2002. The increase in research and development in the first quarter of fiscal year 2004 was mainly due to product development costs associated with autoloader products and the development of enhanced backup solutions. The decrease in research and development expenses as a percentage of revenue reflected higher SSG revenue in the first quarter of fiscal year 2004 compared to the corresponding quarter in fiscal year 2003.

Sales and Marketing Expenses

(Dollars in thousands)	Three Months Ended
	June 29, 2003		June 30, 2002		Increase/ (decrease)
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$9,296	6.4%	$11,842	7.4%	$(2,546)	-1.0%
SSG	14,875	22.6%	14,248	28.5%	627	-5.9%

Total Quantum	$24,171	12.0%	$26,090	12.9%	$(1,919)	-0.9%

Sales and marketing expenses in the three months ended June 29, 2003 were $24.2 million, or 12.0 percent of revenue, a decrease of $1.9 million from $26.1 million, or 12.9 percent of revenue, in the three months ended June 30, 2002. The decrease in sales and marketing expenses as a percentage of revenue reflected our flat total revenue and decreased sales and marketing expenses for DLTG.

DLTG Sales and Marketing Expenses:

DLTG’s sales and marketing expenses decreased $2.5 million to $9.3 million in the three months ended June 29, 2003, compared to $11.8 million in the three months ended June 30, 2002. The decrease in sales and marketing expenses both in terms of revenue and actual spending reflected lower spending on channel development programs and lower DLTG revenue.

SSG Sales and Marketing Expenses:

SSG’s sales and marketing expenses increased $0.6 million to $14.9 million in the three months ended June 29, 2003, compared to $14.2 million in the three months ended June 30, 2002. The increase in sales and marketing expenses was mainly due to increased channel marketing and new product advertising expenses. The decrease in sales and marketing expenses as a percentage of revenue reflected higher revenue in the first quarter of fiscal year 2004 compared to the corresponding quarter in fiscal year 2003.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 29, 2003		June 30, 2002		Decrease
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$9,202	6.3%	$15,238	9.5%	$(6,036)	-3.2%
SSG	4,989	7.6%	6,824	13.6%	(1,835)	-6.1%

Total Quantum	$14,191	7.0%	$22,062	10.9%	$(7,871)	-3.9%

General and administrative expenses in the three months ended June 29, 2003 were $14.2 million, or 7.0 percent of revenue, a decrease of $7.9 million from $22.1 million, or 10.9 percent of revenue, in the three months ended June 30, 2002. The decrease in general and administrative expenses was mainly due to lower legal costs, headcount reductions and decreased consulting costs. The decrease in general and administrative expenses as a percentage of revenue reflected our flat total revenue and a significant decrease in general and administrative expenses.

DLTG General and Administrative Expenses:

DLTG’s general and administrative expenses decreased $6.0 million to $9.2 million in the three months ended June 29, 2003, compared to $15.2 million in the three months ended June 30, 2002. The decrease in general and administrative expenses reflects legal costs incurred in connection with lawsuits with Imation in the first quarter of fiscal year 2003, reduced headcount and expense reductions, slightly offset by additional legal costs related to lawsuits with StorageTek incurred in the first quarter of fiscal year 2004.

SSG General and Administrative Expenses:

SSG’s general and administrative expenses decreased by $1.8 million to $5.0 million in the three months ended June 29, 2003, compared to $6.8 million in the three months ended June 30, 2002. A significant amount of the decrease in the level of general and administrative expenses was a result of reduced headcount and expense reductions.

Special Charges

First quarter fiscal year 2004 special charges

DLTG cost reductions

In the first quarter of fiscal year 2004, a charge of $0.3 million was recorded mainly related to severance benefits for eight employees located at our facility in Colorado Springs, Colorado.

SSG cost reductions

In the first quarter of fiscal year 2004, a charge of $0.1 million was recorded related to severance benefits for three employees located in our U.K. office.

First quarter fiscal year 2003 special charges

SSG cost reductions

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded to reduce SSG’s costs with the consolidation of sales and marketing activities within SSG. The charge primarily relates to severance benefits for approximately 30 employees who were terminated as a result of this restructuring plan.

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

The following two tables show the activity for the three months ended June 29, 2003 and the estimated timing of future payouts for the following cost reduction projects (for a discussion of our special charge activity in prior years, refer to Note 8 in our Annual Report on Form 10-K for the year ended March 31, 2003):

Discontinuation of Manufacturing in Colorado Springs

(In thousands)	Facilities	Total
Balance March 31, 2003	$2,384	$2,384
Cash payments	(306)	(306)

Balance June 29, 2003	$2,078	$2,078

Estimated timing of future payouts:
Fiscal Year 2004	$330	$330
Fiscal Year 2005 to 2008	1,748	1,748

	$2,078	$2,078

The cash payments in the three months ended June 29, 2003 represented vacant facilities lease payments of $0.3 million. The remaining special charge accrual reflects a vacant space accrual of $2.1 million related to our facility in Colorado Springs, Colorado, which will be paid over the lease term through the third quarter of fiscal year 2008.

Other Restructuring Programs

(In thousands)	Severance and Benefits	Facilities	Other	Total
Balance at March 31, 2003	$870	$2,241	$760	$3,871
DLTG special charges	296	—	47	343
SSG special charges	133	—	—	133
Cash payments	(766)	(201)	—	(967)
Non-cash charges	—	—	(47)	(47)

Balance at June 29, 2003	$533	$2,040	$760	$3,333

Estimated timing of future payouts:
Fiscal Year 2004	$533	$572	$760	$1,865
Fiscal Year 2005 to 2006	—	1,468	—	1,468

	$533	$2,040	$760	$3,333

The cash payments in the three months ended June 29, 2003 represented severance payments of $0.8 million and vacant facilities lease payments of $0.2 million. The $3.3 million remaining special charge accrual at June 29, 2003 is comprised mainly of obligations for severance, vacant facilities and contract cancellation fees. The severance charges will mostly be paid during the second quarter of fiscal year 2004. The facilities charges relating to vacant facilities in Irvine, California, will be paid over the lease term through the third quarter of fiscal year 2006. The contract cancellation fees are expected to be paid during fiscal year 2004.

We expect to realize annual cost savings from the restructuring programs detailed in the above two tables of approximately $27 million, resulting mainly from employee reductions and reduced facility costs. Of this $27 million, approximately $20 million of the savings is expected to consist of reduced cost of revenue, with the remaining savings to come from reduced operating expenses. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

Goodwill and Amortization of Intangible Assets

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, became effective for us on April 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. With the adoption of SFAS No. 142, we ceased amortization of goodwill as of April 1, 2002. Our initial impairment test of goodwill was conducted in the first quarter of fiscal year 2003 and resulted in a non-cash accounting change adjustment of $94.3 million, reflecting a reduction in the carrying amount of our goodwill. This charge is reflected as a cumulative effect of an accounting change in our Condensed Consolidated Statements of Operations and reflected deterioration in the market values of comparable companies, and to a lesser extent, a reduction in anticipated future cash flows of SSG due to the slump in spending in the IT industry. The fair value of the SSG reporting entity was calculated using a combination of a discounted cash flow analysis involving projected data, and a comparable market approach, which was a comparison with companies also in the tape automation sector.

The amortization expense associated with intangible assets increased by $2.1 million to $4.8 million in the three months ended June 29, 2003 from $2.7 million in the three months ended June 30, 2002. This increase was a result of amortization expense associated with the acquisition of Benchmark completed in the third quarter of fiscal year 2003 and the acquisition of SANlight completed in the fourth quarter of fiscal year 2003.

The following table details this amortization expense by classification within our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended
	June 29, 2003	June 30, 2002
Cost of revenue	$2,974	$1,695
Research and development	426	-
Sales and marketing	1,314	906
General and administrative	126	126

	$4,840	$2,727

The following table summarizes our goodwill and intangible assets:

(In thousands)	June 29, 2003	March 31, 2003
Intangible assets	$144,814	$144,804
Less accumulated amortization	(70,200)	(65,360)

	74,614	79,444
Goodwill	42,900	40,916

	$117,514	$120,360

Net goodwill and intangible assets at June 29, 2003 and March 31, 2003 represented approximately 13% of total assets. The goodwill and intangible assets balances, net of amortization, at June 29, 2003 and March 31, 2003, were $117.5 million and $120.4 million, respectively. The following table presents goodwill from acquisitions net of amortization and impairment charges:

(In thousands) Goodwill from acquisition of:	June 29, 2003	March 31, 2003	Segment

ATL Products, Inc	$7,711	$7,711	SSG
M4 Data	3,223	3,223	SSG
Benchmark (allocated to DLTG)	23,175	21,736	DLTG
Benchmark (allocated to SSG)	8,791	8,246	SSG

	$42,900	$40,916

The $2.0 million increase in goodwill from March 31, 2003 to June 29, 2003 reflects common stock distributed in relation to the earn out provisions of the Benchmark acquisition agreement.

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

We assess the recoverability of our long-lived assets, including intangible assets with finite lives, in accordance with SFAS No. 144 by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. As of June 29, 2003, no such impairment has been identified with respect to our acquired intangible assets.

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

Interest and Other Income, net, and Equity Investment Write-downs

	Three Months Ended
	June 29, 2003		June 30, 2002
	(in thousands)	% of revenue	(in thousands)	% of revenue

Interest and other income	$2,133	1.1%	$2,597	1.3%
Interest expense	(6,155)	-3.0%	(5,840)	-2.9%

	$(4,022)	-2.0%	$(3,243)	-1.6%

Equity investments write-downs	$—	0.0%	$(17,061)	-8.4%

Net interest and other income was a $4.0 million expense in the three months ended June 29, 2003 compared to a $3.2 million expense in the three months ended June 30, 2002. The increase in net expense mainly reflected reduced interest income as a result of lower interest rates, as well as the amortization of fees that resulted from the renegotiation of our credit facility in December 2002.

In the three months ended June 30, 2002, we recorded charges of $17.1 million to write down our equity investments to net realizable value based on other-than-temporary declines in the estimated value of these investments. The portfolio of equity investments on which this write-down was based was sold in the second quarter of fiscal year 2003.

Income Taxes

The tax expense recorded for the three months ended June 29, 2003 was $3.1 million compared to a tax benefit of $4.8 million for the three months ended June 30, 2002. The current quarter’s tax provision reflects foreign withholding taxes incurred and the establishment of a valuation allowance against tax benefits arising from current operating losses. The tax benefit recorded in the three months ended June 30, 2002 reflected write-downs of equity investments and special charges.

Results of Discontinued Operations

Disposition of the NAS Business

We were previously engaged in the business of developing, manufacturing, and selling network attached storage solutions for the desktop, workgroups and enterprises. These NAS products consisted primarily of server appliances that incorporated hard disk drives and an operating system designed to meet the requirements of entry, workgroup, and enterprise computing environments, where multiple computer users access shared data files over a local area network.

On October 7, 2002, we entered into an agreement with a privately held third party to sell certain assets and assign certain contract rights related to our NAS business. The NAS assets that were sold included inventories for resale to customers, service inventories, fixed assets and intellectual property. The proceeds from the sale included approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer with an option to acquire additional equity securities, a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability in connection with the prior installed base of NAS products. The sale was completed on October 28, 2002. The secured promissory note was settled in the first quarter of fiscal year 2004.

The following table summarizes the results of the NAS business:

(In thousands)	Three Months Ended

June 30,2002
Revenue	$9,028
Gross margin	(82)
Operating expenses	13,756
Loss from operations	(13,838)
Loss before income taxes	(13,861)
Income tax benefit	(4,608)
Net loss	(9,253)

The loss from operations in the three months ended June 30, 2002 includes special charges of $4.3 million related to the consolidation of sales and marketing activities within SSG. The charge primarily relates to severance benefits for approximately 60 employees who were terminated as a result of this restructuring plan.

Recent Accounting Pronouncements

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for us for revenue arrangements entered into in the second quarter of fiscal year 2004 and onwards. We are in the process of evaluating the financial statement impact, if any, of adoption of EITF Issue 00-21.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The synthetic lease disclosed in Note 18, Commitments and Contingencies, is subject to FIN 46 and we are in the process of evaluating the financial statement impact, if any, of adoption of FIN No. 46.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for Three Months Ended
(Dollars in thousands)	June 29, 2003	June 30, 2002
Cash and short-term investments	$310,188	$305,825
Days sales outstanding (DSO)	58.9	61.0
Inventory turns—annualized	8.0	5.1

Net cash provided by (used in) operating activities of continuing operations	$(5,401)	$9,110
Net cash used in investing activities of continuing operations	$(82,762)	$(6,072)
Net cash provided by (used in) financing activities of continuing operations	$348	$(38,390)

First Quarter of Fiscal Year 2004 compared to the First Quarter of Fiscal Year 2003

Net cash provided by (used in) operating activities:

Net cash from operating activities of continuing operations decreased to $5.4 million used in the first three months of fiscal year 2004 from $9.1 million provided in the first three months of fiscal year 2003. The primary sources of this change are listed in the following table:

(In thousands)	Three Months Ended		Change in cash (used), provided
	June 29, 2003	June 30, 2002
	cash (used), provided	cash (used), provided
Loss from continuing operations including cumulative effect of an accounting change	$(9,346)	$(121,630)	$112,284
Non-cash income statement items	12,612	116,056	(103,444)

Adjusted income (loss) from operations	3,266	(5,574)	8,840

Accounts payable	(17,449)	35,332	(52,781)
Accounts receivable	1,462	10,736	(9,274)
Inventories	(1,168)	(9,052)	7,884
Income taxes payable	(562)	(15,199)	14,637
Other, net	9,050	(7,133)	16,183

	$(5,401)	$9,110	$(14,511)

Net cash provided by operating activities of continuing operations decreased by $14.5 million in the three months ended June 29, 2003 compared to the three months ended June 30, 2002, despite an increase in cash provided by adjusted income from operations of $8.8 million. The overall decrease in net cash provided by operating activities was primarily due to the increase in cash used for accounts payable, resulting from the lower levels of purchases in the first quarter of fiscal year 2004, while in the prior year’s quarter, cash was provided by accounts payable due to the timing of certain vendor payments due to a systems conversion. Cash provided by accounts receivable decreased due to lower collections. These changes in cash used were partially offset by a decrease in cash used for inventories due to lower inventory levels, a decrease in cash used for income tax payments and an increase in cash provided by other net amounts due to changes in the timing of payments for certain payroll-related and other net amounts.

Net cash used in investing activities:

Net cash used in investing activities of continuing operations increased to $82.8 million in the three months ended June 29, 2003 from $6.1 million in the three months ended June 30, 2002. The increase in cash used in investing activities reflects the net acquisition of $79.2 million of short-term investments, partially offset by a $2.5 million decrease in purchases of property and equipment.

Net cash provided by (used in) financing activities:

Net cash provided by financing activities of continuing operations was $0.4 million in the three months ended June 29, 2003, reflecting the proceeds from the exercise of employee stock options. Net cash used in financing activities in the three months ended June 30, 2002 was $38.4 million, mainly reflecting M4 Data debenture principal payments.

Credit lines

In December 2002, we entered into a secured senior credit facility with a group of five banks, providing us with a $100.0 million revolving credit line that expires in June 2004. As of June 29, 2003, $90.4 million of this credit line is committed to standby letters of credit, of which $50.0 million secures our obligation to the lessor under our synthetic lease (see below and Note 18, Commitments and Contingencies). In December 2002, we also entered into a $50.0 million synthetic lease that contained the same financial covenants as our credit agreement. Borrowings under the revolving credit line bear interest at either the London interbank offering rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line. In previous quarters we violated certain financial covenants under this credit agreement and received waivers or amendments for such violations. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility.

In July 2003, we amended our credit agreement and our synthetic lease to, among other things, change the EBITDA (as defined by the credit facility agreement) covenant and the related events of default for the first and second quarters of fiscal year 2004. Quantum’s performance resulted in a violation of the EBITDA covenant in the first quarter of fiscal year 2004, for which the amendment was obtained. The amendment also allows us to use up to $50.0 million of our cash, in addition to the net proceeds from our new convertible notes offering (refer to “Capital Resources” below), to redeem our existing convertible subordinated notes.

For a discussion of the potential impacts should we violate any financial or reporting covenant in future quarters on the unsecured senior credit facility or the synthetic lease, see the section below titled “General Outlook”.

Synthetic Lease Commitment

As described in Note 18, Commitments and Contingencies, we have a synthetic lease commitment accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases, that requires us to maintain specified financial and reporting covenants, which we entered into in August 1997 and renegotiated in December 2002. In January 2003, we amended the lease commitment agreement to change one of the financial measurements in order to facilitate the acquisition of SANlight. There is a cross default provision between this facility and the credit line facility (refer to Note 12, Credit Agreements, Short-Term Debt and Convertible Subordinated Debt) such that a default on one facility constitutes a default on the other facility. Any failure to comply with these financial covenants without a bank group grant of a waiver or amendment for such non-compliance, would result in the termination of the lease, resulting in the acceleration of our obligation to purchase the leased facilities for the stipulated sales price of approximately $50.0 million. This may result in our having to purchase and resell the facilities promptly and potentially at a substantial discount to their current appraised value. As described in greater detail in Note 18, Commitments and Contingencies, at the end of the term of the lease we must either renew the lease, purchase the facility for the stipulated sales price of approximately $50.0 million, or find a third party to purchase the facility (as to which third party sale we would guarantee any shortfall below the stipulated sales price up to a maximum amount of $43.9 million payable by us).

For a discussion of the potential impacts should we violate any financial or reporting covenant in future quarters on the unsecured senior credit facility or the synthetic lease, see the section below titled “General Outlook”.

Capital Resources

On July 30, 2003, we issued $160.0 million in aggregate principal amount of 4.375% convertible subordinated notes due 2010, in a private placement transaction. We have granted the purchasers of the notes a 30-day option to purchase up to an additional $24.0 million principal amount of the notes. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holder at any time prior to maturity, unless previously converted, into 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008. We received net proceeds from the $160.0 million of notes of approximately $155 million after deducting commissions and expenses. The net proceeds received could increase to approximately $178 million if the initial purchasers fully exercise their option to purchase the additional $24.0 million principal amount of the notes. These additional notes are convertible into 5.5 million shares of Quantum common stock at a conversion price of $4.35 per share. We intend to use the net proceeds from the sale of these notes to redeem our 7% convertible subordinated notes due 2004. The principal amount of the 7% convertible subordinated notes, net of the amount payable to us by Maxtor, is $191.7 million. The shortfall between this amount and the amount ultimately received for the 4.375% convertible subordinated notes will be paid from existing cash balances.

We filed a registration statement that became effective on July 24, 1997, pursuant to which we may issue debt or equity securities, in one or more series or issuances, limited to a $450 million aggregate public offering price. In July 1997, under the registration statement, we issued $287.5 million of 7% convertible subordinated notes. The notes mature on August 1, 2004, and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes are convertible into 6.2 million shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4.7 million shares of Maxtor common stock (or 16.405 shares per $1,000 note). We have recorded a receivable from Maxtor of $95.8 million of aggregate principal amount for the portion of the debt previously attributed to HDD and for which Maxtor has agreed to reimburse us for both principal and associated interest payments. Maxtor has agreed to reimburse us at the time of debt redemption, if redemption is completed prior to the debt maturity. Although we believe the $95.8 million of aggregate principal amount due from Maxtor will ultimately be realized, if Maxtor were for any reason unable or unwilling to pay such amount, we would be obligated to pay this amount and record a loss with respect to this amount in a future period. Our credit agreement and synthetic lease limit the amount of cash we can use to redeem our existing convertible subordinated debt to $50.0 million. If Maxtor fails to repay us, we will need to use more than $50.0 million of our cash to redeem our entire existing convertible subordinated debt, which would cause an event of default under our credit agreement and synthetic lease unless we were able to secure an amendment or waiver of such an event of default under those agreements. On August 6, 2003, we called for redemption of all of our 7% convertible subordinated notes on August 21, 2003. The aggregate redemption price of the notes is approximately $290.4 million, resulting in an expected premium of $2.9 million.

At June 29, 2003, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock, although our ability to repurchase is restricted under our credit facilities.

Debentures payable of $41.4 million were issued as partial consideration for the acquisition of M4 Data in April 2001. The debenture holders called and received payment from Quantum for $38.7 million in the first quarter of fiscal year 2003 and $2.7 million in the third quarter of fiscal year 2003. The purchase agreement included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued. Additional debentures of $0.4 million were issued in the first quarter of fiscal year 2003 based on revenues in the preceding fiscal year and were paid to the debenture holders in fiscal year 2003. The additional debentures of $1.0 million that were issued in the first quarter of fiscal year 2004 based on revenues in the preceding fiscal year are immediately callable by the holders. We expect that debentures issued in the future, if any, under the earn out provisions of the acquisition agreement will be approximately $1 million annually through to fiscal year 2005, when the earn out provisions of the acquisition agreement expire.

The table below summarizes our commitments at June 29, 2003:

(In thousands)	< 1 year	1 year and < 2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt (1) (2)	$–	$287,500	$–	$–	$287,500
Portion payable by Maxtor (1) (3)	–	(95,833)	–	–	(95,833)

Subtotal	–	191,667	–	–	191,667

Short-term debt	976	–	–	–	976

Inventory purchase commitment	41,328	–	–	–	41,328

Operating lease-Colorado facility
- contingent obligation (4)	–	–	–	50,000	50,000

Other operating leases	12,569	8,084	5,593	13,606	39,852

Total Contractual Cash Obligations	$54,873	$199,751	$5,593	$63,606	$323,823

(1) Called for redemption on August 6, 2003.
(2) The 4.375% notes from the debt offering discussed in note 21 to the Condensed Consolidated Financial Statements do not appear as the offering occurred after June 29, 2003.
(3) Refer to note 12 to the Condensed Consolidated Financial Statements.
(4) Appraised value of the facility, the collateral that would be used to satisfy the contingent obligation, is $50 million.

General outlook

We expect to generate cash from operating activities in fiscal year 2004 by returning to profitability as a result of continued emphasis on controlling operating costs and attempting to improve gross margins.

We believe that our existing cash and capital resources, including cash we expect to generate from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is dependent upon our ability to generate acceptable levels of revenue, maintain or improve gross margins, and maintain or reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future.

Generation of net income and positive cash flow from operating activities in a consistent and sustained manner has been a historically important source of our available cash and funding needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset the negative impacts of increased competition in our product and market segments and the negative effects of the current, prolonged, economic downturn. We cannot provide assurance that the actions we have taken over the last several years, or any actions we may take in future periods, will provide sufficient net income, if any, and provide sufficient generation of positive cash flow from operating activities in a consistent, sustainable manner. Certain events that are beyond our control including prevailing economic, financial and industry conditions, may prevent us from achieving the required financial objectives. Any inability to achieve this consistent and sustainable net income and cash flow trend could result in:

(i)	Restrictions on our ability to manage our existing business operations, which could result in significant deterioration in our future results of operations and financial condition.

(ii)	Unwillingness on the part of our bank group partners who provide our credit line and synthetic lease (together, the credit facilities) to either:

	•	Renew the credit line facility prior to or at its June 2004 expiration;

•

Provide a waiver or amendment for any covenant violations we experience in future periods, thereby triggering a default on both the credit line and the synthetic lease since these both have cross default provisions; and

	•	Approve any other amendments we might seek to obtain in order to improve our business.

Any lack of renewal, waiver or amendment, if needed, could result in the credit line becoming unavailable and any amounts outstanding becoming immediately due and payable on both of our credit facilities. This would include an acceleration in the requirement for Quantum to pay off the lease at its stipulated $50.0 million sales price and in the loss of our remaining standby letters of credit, covering items other than our synthetic lease, totaling $40.4 million. Either would significantly restrict or reduce cash available to us.

(iii)

Further loss of financial flexibility. Our recent convertible debt refinancing was completed on July 30, 2003 and is due on August 1, 2010. The redemption of our existing convertible debt, when combined with this recent refinancing, is expected to result in a reduction of available cash to Quantum of between approximately $16 million and $39 million, depending on whether the initial purchasers fully exercise their option to purchase the additional $24.0 million principal amount of the notes. Either of these net cash reductions represents a significant percentage of Quantum’s available cash to run its operations, thereby lessening the company’s flexibility to absorb losses and cash flow consumption.

Consistent, continued losses could further impair our financial flexibility and could require us to attempt to raise additional funding in the capital markets sooner than we otherwise would have, and on terms less favorable, if available at all.

Any of the above mentioned impacts, individually or in combination, could have a material and adverse effect on our results of operations, available cash and cash flows, financial condition, access to capital and liquidity.

TRENDS AND UNCERTAINTIES

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE THE BEGINNING OF ITEM TWO OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

We are exposed to general economic conditions that have resulted in significantly reduced sales levels and operating losses and, if such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be further adversely and materially impacted.

If the adverse economic conditions in the United States and throughout the world economy continue or worsen, we may experience a further material adverse impact on our business, operating results, and financial condition. We have recognized significant restructuring charges during the past four years associated with reducing our cost of sales and operating expenses in order to address these adverse conditions. We anticipate taking continued steps to reduce our operating costs. These and other possible restructurings caused by changes in our business, industry, or in the global economy will likely result in expenses that adversely affect our financial condition and results of operations and may require us to make additional cash payments. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment and therefore these anticipated restructuring charges may be disproportionate to sales, thereby materially and adversely affecting our business, financial condition and operating results.

We are currently not profitable. If we are unable to generate positive cash flow from operating activities, our ability to obtain additional capital in the future could be jeopardized, and our business could suffer.

We must devote substantial resources to new product development, manufacturing, and sales and marketing activities to be competitive in our markets. Historically, cash flow from operating activities has provided us with a significant portion of the cash and liquidity that we have required in order to invest in product development, manufacturing and sales activities. Until or unless we return to profitable operations, we will have significantly less liquidity to invest in our business. In turn, reduced cash flow from operations may jeopardize our ability to maintain access to our current sources of capital or to gain access to new sources of capital, which could have a material adverse impact on our business, results of operations, liquidity, and financial condition.

To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions, research and development and other general corporate purposes, will depend upon our future financial performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If our losses from operations were to persist at current levels or worsen, or if Maxtor were unable or unwilling to reimburse us for its obligations to us, we may not have sufficient cash resources to service our debt and maintain access to our debt facilities. We cannot provide assurance that we will generate sufficient cash flow from operations, or that future borrowings will be available on commercially reasonable terms or at all, or available in an amount sufficient to enable us to pay our debt or fund other liquidity needs.

If we are unable to generate sufficient cash flow and/or are unable to service our outstanding debt obligations, we may have to reduce or delay capital expenditures planned for replacements, improvements and expansions, and/or sell assets. We cannot assure you that we could effect or implement any of these alternatives on satisfactory terms, if at all.

Our credit agreement and synthetic lease contain various covenants that limit our discretion in the operation of our business, which could have an adverse effect on our business, financial condition and results of operations.

Our credit agreement and synthetic lease contain numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, thereby restricting our ability to:

•	Incur debt;
•	Incur liens;
•	Redeem or prepay subordinated debt;
•	Make acquisitions of businesses or entities or sell certain assets;
•	Make investments, including loans, guarantees and advances;
•	Make capital expenditures beyond a certain threshold;
•	Engage in transactions with affiliates;
•	Pay dividends or engage in stock repurchases; and
•	Enter into certain restrictive agreements.

Our ability to comply with covenants contained in our credit agreement or our synthetic lease may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with our debt-related covenants in one agreement could result in an acceleration of our indebtedness and cross-defaults under other agreements, which may have a material adverse effect on our liquidity and financial condition. Even if we are able to comply with all covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Our credit agreement is secured by a pledge of all of our assets. If we were to default under our credit agreement and were unable to obtain a waiver for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under the credit agreement. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.

SSG currently operates at a loss and may continue to operate at a loss. If we are unable to make SSG profitable, the losses from this group could materially and adversely affect our business, financial condition and results of operations.

We have invested, and will continue to invest, in the development, promotion and sale of storage solutions, such as our acquisition of SANlight. Operating expenses associated with SSG revenue are comparatively high, resulting in losses and cash consumption out of proportion to the revenue generated by the group when compared to our tape business. Therefore, we will need to generate significant revenues from SSG or significantly reduce our related operating expenses for the group in order to make SSG profitable. We cannot provide assurance that SSG will ever produce operating income or will ever generate positive cash flow, and, if we are unable to do so, these losses could negatively impact our business, financial condition and operating results.

Goodwill and intangible assets used in SSG were reviewed for possible impairment upon the adoption on April 1, 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The impairment test conducted relative to goodwill resulted in a $94.3 million charge associated with the adoption SFAS No. 142 in the first quarter of fiscal year 2003 and a $58.7 million impairment charge in the second quarter of fiscal year 2003. The goodwill and other intangible assets were determined not to be impaired in the first quarter of fiscal year 2004, based on projections of undiscounted and discounted net cash flows from SSG compared to the carrying value of the goodwill and other intangible assets. However, both tests use financial projections involving significant estimates and uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid further impairment charges. As a result, in the future, we may incur additional impairment charges related to SSG, which would adversely affect the group’s operating income, which could have a materially adverse impact on the results of our operations or our financial condition.

A large percentage of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales are concentrated among a few customers. Sales to our top five customers in the first quarter of fiscal year 2004 represented 49% of total revenue. These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold directly to our top five customers by our other original equipment manufacturer, or OEM, tape drive customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

The merger of Hewlett-Packard Company (or Hewlett-Packard) and Compaq Computer Corporation (or Compaq) during calendar year 2002 significantly increased the concentration of our sales and dependency on a single customer. In the first quarter of fiscal year 2004 approximately 24% of our revenue was derived from this merged entity, and, therefore, could be materially and adversely affected if Hewlett-Packard were to experience a significant decline in storage revenue whether due to customer loss or integration issues or otherwise. There is an additional risk since the combined entity owns a competing linear tape open, or LTO, brand of tape drive and media. Hewlett-Packard markets both the LTO and Super DLTtape platforms, whereas Compaq had exclusively marketed Super DLTtape for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLTtape and Super DLTtape products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

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

We compete with companies that develop, manufacture, market and sell tape drive products. Our principal competitors include Certance (US) Holdings (or Certance (formerly known as Seagate Technology (U.S.) Holdings)), Exabyte Corporation (or Exabyte), Hewlett-Packard, International Business Machines Corporation (or IBM), Sony Corporation (or Sony), and Storage Technology Corporation (or StorageTek). These competitors are aggressively trying to advance and develop new tape drive technologies to compete more successfully with products based on DLTtape technology. Hewlett-Packard, IBM and Certance formed a consortium to develop and have developed new LTO products. These products target the high-capacity data backup market and compete with our products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape and Super DLTtape drives and media. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive market with greater resources and a potentially greater market reach with a product that competes directly with our Super DLTtape drives and Super DLTtape media. These factors, when combined with the current economic environment, which has resulted in reduced shipments of our own tape drives, and tape drives in general, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

Competition has increased, and may increasingly intensify, in the tape automation market as a result of current economic conditions, and, if this trend continues, our business, financial condition and operating results may be materially and adversely affected.

Our tape automation products compete with product offerings of Advanced Digital Information Corporation, Exabyte, Hewlett-Packard, Overland Data Inc. and StorageTek, which offer tape automation systems incorporating DLTtape and Super DLTtape technology as well as new linear tape technology. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape automation market with greater resources and a potentially greater market reach. Current economic conditions are characterized by lower information technology investment, particularly for higher priced products, such as high-end tape automation systems. However, more recently, even competitors that derive a significant percentage of their sales from lower priced tape automation products have seen economic conditions adversely impact their quarterly sequential sales. The lower demand has also resulted in increased price competition. If this trend continues or worsens and/or if competition further intensifies, our sales and gross margins could decline, which would materially and adversely affect our business, financial condition and results of operations.

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

We receive a royalty fee based on sales of tape media cartridges by Fuji Photo Film Co., Ltd. (or Fuji), Hitachi Maxell, Ltd. (or Maxell), Imation Corporation (or Imation) and Sony. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. As a result, our royalty revenue varies depending on the level of sales and prices set by the licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would reduce our revenue and margins on this product. As a result, our business, financial condition and operating results may be materially and adversely affected.

Our royalty and media revenue is dependent on an installed base of tape drives that utilize Super DLTtape and DLTtape media cartridges. If the installed base declines, or if competing media products gain market share from us, media and royalty revenue would decline, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

Our royalty and media revenue is dependent on the following factors:

•	The size of the installed base of tape drives that use our tape cartridges;
•	The pricing actions of other media suppliers;
•	The performance of our strategic licensing partners, which sell our tape media cartridges;
•	The relative growth in units of Super DLTtape drives, the media cartridges for which sell at a higher price than DLTtape cartridges;
•	The media consumption habits and rates of end users;
•	The pattern of tape drive retirements; and
•	The level of channel inventories.

Competition from other tape or storage technologies that use their own media has resulted in the past and could, in the future, result in reduced sales of Super DLTtape and DLTtape drives and such competition could also lower the installed base of tape drives that utilize tape media. Since we earn a royalty from media consumed by the installed base of tape drives, a reduced installed tape drive base would result in a reduction in our media and royalty revenue. This could materially and adversely affect our business, financial condition and results of operations.

Our operating results depend on new product introductions, which may not be successful, in which case, our business, financial condition and operating results may be materially and adversely affected.

To compete effectively, we must continually improve existing products and introduce new ones, such as the DX30, our first disk-based enhanced backup solution. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

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

We have $21.3 million of deferred tax assets in excess of deferred tax liabilities as of June 29, 2003. This net amount represents future U.S. tax deductions that will reduce future U.S. tax liabilities only if we are able to generate sufficient amounts of future U.S. taxable income to realize the benefit of those tax deductions. If we are unable to generate sufficient future taxable income, we may incur a tax expense to write off the balance of this deferred tax asset. The accounting guidance stipulates that cumulative losses in recent years make it difficult to rely on future income to realize deferred tax assets. Therefore, we are monitoring and will continue to closely monitor the realizability of our deferred tax asset during fiscal 2004. In addition, the inability to generate sufficient amounts of future taxable income may result in us recording valuation allowances against tax benefits associated with any losses that we may incur in the future, as was the case in the first quarter of fiscal year 2004. This could have a material and adverse impact on our results of operations and financial condition.

Our reliance on a limited number of third party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

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

Furthermore, the main supplier of tape heads for our products is located in China. Political instability, trade restrictions, changes in tariff or freight rates, or currency fluctuations in China could result in increased costs and delays in shipment of our products and could materially and adversely impact our business, financial condition and operating results.

We rely heavily on distributors and other resellers to market and sell our products and to maintain acceptable levels of customer satisfaction. We do not control their business operations.  If one or more distributors were to experience a significant deterioration in its financial condition or its business relationship with us, this could disrupt the distribution of our products and reduce our revenue, which could materially and adversely affect our business, financial condition and operating results.

In certain product and geographic segments we heavily utilize distributors and value added resellers to perform the functions necessary to market and sell our products. To fulfill this role, the distributor must maintain an acceptable level of financial stability, creditworthiness and the ability to successfully manage business relationships with the customers it serves directly. Under our distributor agreements with these companies, each of the distributors determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to its customers. If the distributor is unable to perform in an acceptable manner, we may be required to reduce the amount of sales of our product to the distributor or terminate the relationship. We may also incur financial losses for product returns from distributors or for the failure or refusal of distributors to pay obligations owed to us. For instance, on May 7, 2003, Digital Storage, Inc., one of our media distributors, filed for Chapter 11 bankruptcy protection. As a result of this bankruptcy, we recorded a net bad debt charge of $1.8 million. Either scenario could result in fewer of our products being available to the affected market segments reduced levels of customer satisfaction and/or increased expenses, which could in turn have a material and adverse impact on our business, results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 139 United States patents and have 114 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Third party infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. For instance, see Note 13 to the Condensed Consolidated Financial Statements for a description of StorageTek’s patent infringement suit against us. While we currently believe the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results may be materially and adversely affected.

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

Our synthetic lease requires us to maintain specified financial covenants. If we fail to comply with these financial covenants and are unable to obtain a waiver, or amend the lease, for such future non-compliance, it would cause us to default under our credit agreement and synthetic lease and the lessor could terminate the lease, resulting in the acceleration of our obligation to purchase the leased facility at the guaranteed value, which could have an adverse effect on our financial condition and liquidity.

In previous quarters we violated certain financial covenants under our credit agreement and synthetic lease. If in the future we violate financial covenants, it could materially and adversely impact our financial condition and liquidity.

In April 2000, we entered into an unsecured senior credit agreement with a group of nine banks, providing a $187.5 million revolving credit line that would have expired in April 2003. In previous quarters we violated certain financial covenants under this credit agreement and received waivers or amendments for such violations. In December 2002, we terminated this facility and entered into a secured senior credit agreement with a group of five banks, providing a $100.0 million revolving credit line that expires in June 2004. As of June 29, 2003, $90.4 million of this credit line is committed to standby letters of credit, of which $50.0 million secures our obligation to the lessor under our synthetic lease. In December 2002, we also entered into a synthetic lease that contained the same financial covenants as our credit agreement. In July 2003, we amended our credit agreement and our synthetic lease to, among other things, change certain financial covenants and events of default and allow for redemption of our existing convertible subordinated notes. This amendment allows us to use up to $50.0 million of our cash in addition to the net proceeds of this notes offering to redeem our existing convertible subordinated notes. In addition, the amendment obtained in the first quarter of fiscal year 2004 also applies to the second quarter of fiscal year 2004. Quantum’s performance resulted in a violation of the EBITDA covenant in the first quarter of fiscal year 2004, for which the amendment was obtained.

If in the future we violate any financial or reporting covenant in our credit agreement and receive a notice of default letter from our bank group, our credit line could become unavailable, and any amounts outstanding could become immediately due and payable. If we were unsuccessful in securing a waiver of such violation or an amendment to our credit agreement, we might have to restrict $90.4 million of our cash to cover the outstanding standby letters of credit issued under the credit agreement. This would have a material and adverse impact on our liquidity.

If we violate any financial or reporting covenants in our credit agreement, it would cause a corresponding violation under our synthetic lease. Absent a waiver or an amendment to our synthetic lease, such a violation would be cause for default under that agreement. For more information regarding our synthetic lease please refer to the immediately preceding risk factor.

Without the availability of the credit agreement, we will have to rely on operating cash flows and debt or equity arrangements other than the credit agreement, if such alternative funding arrangements are available to us at all, in order to maintain sufficient liquidity. If we are not able to obtain sufficient cash from our operations or from these alternative funding sources, our operations, financial condition and liquidity may be materially and adversely affected.

We have engaged in and may in the future engage in acquisitions of companies, technologies or products, and the failure to integrate any such acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and expect in the future to make additional acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, as part of this acquisition strategy, during the third quarter of fiscal year 2003, we acquired Benchmark, whose business is complementary to many Quantum products and technologies. Any future acquisitions, as well as the success of our Benchmark acquisition, would be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among others:

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

We outsourced DLT and Super DLTtape drive manufacturing to Jabil during the third quarter of fiscal year 2003. SSG has increased its use of contract manufacturers for certain manufacturing functions as well. Our ability to meet customer demand depends on our ability to obtain timely deliveries of products and parts from our suppliers. If we cannot obtain these products and parts in such a manner, such a delay could materially and adversely impact our business, financial condition and results of operations.

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

We were granted strategic pioneer tax status beginning in December 2000 contingent on us meeting five separate conditions linked to investments in the Malaysian economy. While we have actively worked to meet each of these conditions, changes in the business environment and the outsourcing of manufacturing to Jabil have meant that we have not yet fully met these conditions as these conditions assumed a five-year profile of investment. Were the Malaysian government to revoke Quantum’s strategic pioneer tax status in its entirety, the maximum potential tax liability that could be assessed to us would be $15 million, which could materially and adversely affect our business, financial condition and results of operations.

A significant portion of the consideration for the disposition of the material assets of our NAS business was restricted stock issued by the buyer, a privately held company.

A portion of the consideration for the sale of the material operating assets of our NAS business was equity securities recorded with a $3.9 million carrying value. The equity securities are “restricted securities”, as defined in Rule 144 under the Securities Act and, therefore, are subject to substantial restrictions on the sale or disposition of such shares, many of which are contingent on or governed by matters solely within the control of the privately held company. Because of the nature of the privately held issuer as well as the restrictions on our ability to transfer these equity securities, there is no public market for these securities.

We generally record our investments in equity securities of early development stage companies on a cost basis, adjusted for other than temporary impairment. The restricted stock we received as a result of the NAS disposition could lose value and become worthless if the buyer fails to profitably achieve its business plans or is not able to obtain adequate funding to do so. Because there is no market in these equity securities, we would not be able to hedge or otherwise mitigate any losses on these securities. If the buyer is not successful in achieving its business plan, we could be required to write down some or all of the value of these assets, which could have a material and adverse impact on our financial condition and results of operations.

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute between us and Maxtor. In the event this dispute is not resolved favorably, we could incur significant costs that could have a material adverse effect on our business, financial condition and operating results.

The tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of HDD provided for the allocation of certain liabilities related to taxes. Maxtor and we presently disagree about the amounts owed by each party under that agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that we will be successful in asserting our position. If disputes regarding contested amounts cannot be resolved favorably, we may incur costs, including both litigation as well as the payment of the disputed amounts, which could have a material adverse effect on our business, financial condition and operating results.

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

Maxtor is a publicly traded company (NYSE symbol: MXO) with a history of financial operating losses. If Maxtor were unable to pay its share of any obligations, we would be required to pay and that would have a material adverse impact on our results of operations and financial position.

Maxtor’s failure to perform under the agreements in connection with our convertible debt and contingent liabilities would harm our business, financial condition and operating results.

Maxtor has agreed to assume responsibility for payments of up to $95.8 million of aggregate principal amount of our existing convertible subordinated debt. Maxtor has agreed to reimburse us at the time of debt redemption, if redemption is completed prior to the debt maturity. If Maxtor fails to repay its portion of that debt, we would have to deplete our existing cash resources or borrow cash to make the payments. Additionally, our credit agreement and synthetic lease limit the amount of cash we can use to redeem our existing convertible subordinated debt to $50.0 million. If Maxtor fails to repay us, we will need to use more than $50.0 million of our cash to redeem our entire existing convertible subordinated debt, which would cause an event of default under our credit agreement and synthetic lease unless we were able to secure an amendment or waiver of such an event of default under those agreements. As a result, our business, financial condition and operating results could be materially and adversely affected.

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

Maxtor and Quantum have agreed not to request a ruling from the Internal Revenue Service, or any state tax authority confirming that the structure of the combination of Maxtor with HDD will not result in any federal income tax or state income or franchise tax to Quantum or the previous holders of HDD common stock. Instead, Maxtor and we have agreed to effect the disposition and the merger on the basis of an opinion from Ernst & Young LLP, our tax advisor, and a tax opinion insurance policy issued by a syndicate of major insurance companies to us covering up to $340 million of tax loss caused by the disposition and merger.

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

Our stock price could become more volatile if certain institutional investors were to increase or decrease the number of shares they own. In addition, there are other factors and events that could affect the trading prices of our common stock

Three institutional investors owned approximately 47% of our common stock as of June 29, 2003. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the Quantum DSS shares they currently own, that may cause our stock price to be more volatile.

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

Our historical financial information may not be representative of our future results solely as a tape drive and storage solutions business.

Our historical financial information does not necessarily reflect what our financial position, operating results, and cash flows would have been had we existed solely as a tape drive and storage solutions business during the periods presented. In addition, the historical information is not necessarily indicative of what our operating results, financial position and cash flows will be in the future.

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

Our international operations can act as a natural hedge when both operating expenses and sales are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since an insignificant amount of our current sales are denominated in currencies other than the U.S. dollar, we do not believe that our total foreign exchange rate exposure is significant. Nevertheless, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of that particular foreign currency to equal a specified amount of U.S. dollars than before such rate increase. In such cases, and if we were to price our products and services in that particular foreign currency, we would receive fewer U.S. dollars than we would have received prior to such rate increase for the foreign currency. Likewise, if we were to price our products and services in U.S. dollars while competitors priced their products in a local currency, an increase in the relative strength of the U.S. dollar would result in our prices being uncompetitive in those markets. Such fluctuations in currency exchange rates could materially and adversely affect our business, financial condition and results of operations.

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

Our cash equivalents and short-term investments consist primarily of short-term fixed income funds and money market funds. The main objective of these investments is to maintain principal while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would result in an approximate $3.1 million annual decrease in interest income.

In April 2000, we entered into an unsecured senior credit facility with a group of banks providing a $187.5 million revolving credit line that would have expired in April 2003. In December 2002, we terminated this facility and entered into a secured senior credit facility with a group of five banks, providing us with a $100.0 million revolving credit line that expires in June 2004. Our credit facilities are comprised of a $100.0 million revolving line of credit expiring in June 2004, a $50.0 million synthetic lease expiring in December 2008 and $287.5 million of 7% convertible subordinated notes (refer to note 21, Subsequent Events). The borrowings under the revolving credit line and synthetic lease bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.

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

Equity Security Risk

We hold equity investments in companies in the high-technology industry sector that are not currently publicly traded. These investments are recorded at cost, adjusted for other than temporary impairment and are included in other long-term assets. We do not attempt to reduce or eliminate exposure on these securities. At June 29, 2003, the carrying value of these investments was $4.0 million.

A 20 percent impairment charge would result in an approximate $0.8 million decrease in the fair value of our equity investments.

Item 4.   Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in internal controls.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

QUANTUM CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal proceedings The information contained in Note 13 to the Condensed Consolidated Financial Statements is incorporated into this Part II, Item 1 by reference.

Item 2.	Changes in securities None.

Item 3.	Defaults upon senior securities None.

Item 4.	Submission of matters to a vote of security holders None.

Item 5.	Other information During the quarter ended June 29, 2003, certain general tax services to be performed by Ernst and Young LLP were approved by Quantum’s Audit Committee.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated By-laws of Registrant, as amended

3.3(3)	Amendment to Amended and Restated By-laws of Registrant, effective April 23, 2003

4.1(4)	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

4.2(6)	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002

4.3(6)	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management

10.1(3)	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors

10.2(3)	Form of Executive Change of Control Agreement between Registrant and the Named Executive Officers (other than the Chief Executive Officer)

10.3(3)	Form of Chief Executive Officer Change of Control Agreement between Registrant and the Chief Executive Officer

10.4(3)	Form of Director Change of Control Agreement between Registrant and the Directors

10.5(5)	1993 Long-Term Incentive Plan (as amended May 29, 2001)

60
Exhibit Number	Exhibit
10.6(6)	Amendment No. 1 to 1993 Long-Term Incentive Plan (as amended May 29, 2001)

10.7(5)	1993 Long-Term Incentive Plan Form of Stock Option Agreement

10.8(5)	Supplemental Stock Option Plan (as amended May 29, 2001)

10.9(3)	Amendment No. 1 to Supplemental Stock Option Plan (as amended May 29, 2001)

10.10(5)	Supplemental Stock Option Plan Form of Stock Option Agreement

10.11(1)	1996 Board of Directors Stock Option Plan (as amended May 29, 2001)

10.12(1)	1996 Board of Directors Stock Option Plan Form of Stock Option Agreement

10.13(1)	Employee Stock Purchase Plan (as amended May 29, 2001)

10.14(10)	Amendment No. 1 to the Employee Stock Purchase Plan, dated May 1, 2002

10.15(8)	Patent Assignment and License Agreement, dated as of October 3, 1994, by and between Digital Equipment Corporation and Registrant

10.16(8)	Indenture, dated August 1, 1997, between the Registrant and La Salle National Bank as trustee, related to the Registrant’s subordinated debt securities

10.17(8)	Supplemental Indenture, dated August 1, 1997, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.18(1)	Second Supplemental Indenture, dated as of August 4, 1999, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.19(1)	Third Supplemental Indenture, dated as of April 2, 2001, between the Registrant and Trustee, relating to the Notes, including the form of Note

10.20(9)

Master Lease, Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 17, 2002, between Selco Service Corporation, as Lessor, and Registrant, as Lessee

10.21(9)

Participation Agreement, dated as of December 17, 2002, by and among Registrant, as Lessee, Selco Service Corporation, as Lessor, Comerica Bank-California, Fleet National Bank and Keybank National Association, as Participants, and Keybank National Association, as Agent for the Participants

10.22(11)	Industrial Lease, dated as of July 17, 1998, between The Irvine Company as lessor, and ATL Products, Inc. as lessee

10.23(12)

Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000 by and among Registrant, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits)

10.24(9)	Credit Agreement, dated as of December 17, 2002, by and among Registrant, each lender, and Keybank National Association, as Administrative Agent and Issuing Lender

10.25(6)	Asset Purchase Agreement, dated as of August 29, 2002, by and between Quantum Peripherals (M) Sdn. Bhd. and Jabil Circuit Sdn. Bhd

10.26(9)	Master Supply Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.

10.27(9)	Repair Services Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.

61
Exhibit Number	Exhibit
10.28(9)	Transition Services Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.

10.29(6)	Agreement and Plan of Merger, dated as of September 5, 2002, by and among Registrant, Benchmark Storage Innovations, Inc. and Jesse Aweida, as Stockholders’ Agent

10.30(6)	First Amendment to Agreement and Plan of Merger, dated as of November 1, 2002, by and among Registrant, Benchmark Storage Innovations, Inc. and Jesse Aweida, as Stockholders’ Agent

10.31(6)	Separation Agreement, dated as of September 3, 2002, between Registrant and Michael A. Brown

10.32(6)	Employment Agreement, dated as of September 3, 2002, between Registrant and Michael A. Brown

10.33(13)	Asset Purchase Agreement, by and between Registrant and Broadband Storage, Inc., dated as of October 7, 2002, as amended on October 28, 2002

10.34(14)	Agreement and Plan of Merger dated February 4, 2003 by and among the Registrant, the Registrant’s wholly-owned subsidiary QSL Acquisition Corporation, SANlight, Inc., Mark Kaleem and Lloyd Alan Poston

24	Power of Attorney (see signature page)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001.
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 28, 2000.
3.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 30, 2003.
4.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
5.	Incorporated by reference to Registrant’s Schedule TO filed with the Securities and Exchange Commission on June 4, 2001.
6.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002.
7.	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 17, 1994.
8.	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 6, 1997.
9.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 29, 2002 filed with the Securities and Exchange Commission on February 12, 2003.
10.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission on July 1, 2002.
11.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 27, 1998 filed with the Securities and Exchange Commission on February 9, 1999.

12.

Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 31, 2000 filed with the Securities and Exchange Commission on February 14, 2001, and as filed with Maxtor’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 23, 2001.

13.		Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 12, 2002.
14.		Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 7, 2003.

	(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three months ended June 29, 2003:

On April 28, 2003, Quantum Corporation filed a Current Report on Form 8-K, to report its operating results for the third quarter of fiscal year 2003.

On May 19, 2003, Quantum Corporation filed a Current Report on Form 8-K, reporting that it recorded a net bad debt charge of $1.4 million following the May 7, 2003, Chapter 11 bankruptcy protection filing of one of its media distributors – Digital Storage, Inc., a subsidiary of Daisytek Incorporated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION (Registrant)

Date: August 13, 2003	By:	/s/ Michael J. Lambert
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer

CERTIFICATIONS

I, Richard E. Belluzzo, certify that:

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

Date: August 13, 2003

/s/ Richard E. Belluzzo
Richard E. Belluzzo Chief Executive Officer

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

Date: August 13, 2003

/s/ Michael J. Lambert
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer