Form 10-Q
period 2003-11-12
QUANTUM CORP /DE/
filed 2003-11-12
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

As of the close of business on November 11, 2003, approximately 178.0 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Product revenue	$162,642	$159,850	$329,829	$316,737
Royalty revenue	32,233	44,603	67,261	90,166

Total revenue	194,875	204,453	397,090	406,903
Cost of revenue	136,718	144,843	275,420	284,704

Gross margin	58,157	59,610	121,670	122,199
Operating expenses:
Research and development	26,196	29,385	53,127	55,011
Sales and marketing	24,801	27,045	48,972	53,135
General and administrative	12,931	17,652	27,122	39,714
Goodwill impairment	—	58,689	—	58,689
Special charges	3,100	14,096	3,576	14,720

	67,028	146,867	132,797	221,269

Loss from operations	(8,871)	(87,257)	(11,127)	(99,070)
Equity investment write-downs	—	—	—	(17,061)
Interest and other income	2,913	2,429	5,046	5,026
Interest expense	(5,399)	(6,422)	(11,554)	(12,262)
Loss on debt extinguishment	(2,565)	—	(2,565)	—

Loss before income taxes	(13,922)	(91,250)	(20,200)	(123,367)
Income tax provision (benefit)	24,186	819	27,254	(3,966)

Loss from continuing operations	(38,108)	(92,069)	(47,454)	(119,401)

Discontinued operations:
Loss from NAS discontinued operations, net of income taxes	—	(19,375)	—	(28,628)

Loss from discontinued operations	—	(19,375)	—	(28,628)

Loss before cumulative effect of an accounting change	(38,108)	(111,444)	(47,454)	(148,029)
Cumulative effect of an accounting change	—	—	—	(94,298)

Net loss	$(38,108)	$(111,444)	$(47,454)	$(242,327)

Loss per share from continuing operations
Basic	$(0.22)	$(0.59)	$(0.27)	$(0.76)
Diluted	$(0.22)	$(0.59)	$(0.27)	$(0.76)

Loss per share from discontinued operations
Basic	$—	$(0.12)	$—	$(0.18)
Diluted	$—	$(0.12)	$—	$(0.18)

Cumulative effect per share of an accounting change
Basic	$—	$—	$—	$(0.60)
Diluted	$—	$—	$—	$(0.60)

Net loss per share
Basic	$(0.22)	$(0.71)	$(0.27)	$(1.55)
Diluted	$(0.22)	$(0.71)	$(0.27)	$(1.55)

Weighted average common and common equivalent shares
Basic	174,903	156,932	174,228	156,687
Diluted	174,903	156,932	174,228	156,687

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2003 (Unaudited)	March 31, 2003 (1)
Assets
Current assets:
Cash and cash equivalents	$156,433	$221,734
Short-term investments	116,358	97,055
Accounts receivable, net of allowance for doubtful accounts of $10,285 and $8,927	112,968	133,760
Inventories	63,674	66,305
Deferred income taxes	35,378	46,370
Service inventories	48,756	49,104
Other current assets	27,232	26,080

Total current assets	560,799	640,408

Long-term assets:
Property and equipment, net	41,092	54,522
Goodwill	44,179	40,916
Purchased technology, net	51,107	57,485
Other intangible assets, net	18,666	21,959
Other long-term assets	12,640	10,606
Receivable from Maxtor Corporation	—	95,833

Total long-term assets	167,684	281,321

	$728,483	$921,729

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,215	$104,495
Accrued warranty	44,503	49,582
Short-term debt	976	—
Other accrued liabilities	94,315	99,899

Total current liabilities	218,009	253,976

Long-term liabilities:
Deferred income taxes	35,378	25,091
Convertible subordinated debt	160,000	287,500

Total long-term liabilities	195,378	312,591

Stockholders’ equity:
Common stock	250,131	243,426
Retained earnings	64,965	111,736

Total stockholders’ equity	315,096	355,162

	$728,483	$921,729

(1)	Derived from the March 31, 2003 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2003.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended,
	September 28, 2002	September 29, 2002
Cash flows from operating activities:
Loss from continuing operations including cumulative effect of an accounting change	$(47,454)	$(213,699)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Cumulative effect of an accounting change	—	94,298
Depreciation	13,926	19,004
Amortization	10,528	6,516
Goodwill write-down	—	58,689
Deferred income taxes	21,279	(10,259)
Compensation related to stock incentive plans	259	890
Equity investment write-down	—	17,061
Impairment of former manufacturing facility	2,335	—
Changes in assets and liabilities:
Accounts receivable	20,792	25,925
Inventories	2,631	5,552
Accounts payable	(26,280)	18,860
Accrued warranty	(5,079)	(2,899)
Income taxes payable	615	(10,313)
Other assets and liabilities	910	(1,062)

Net cash provided by (used in) operating activities of continuing operations	(5,538)	8,563
Net cash used in operating activities of discontinued operations	—	(8,489)

Net cash provided by (used in) operating activities	(5,538)	74

Cash flows from investing activities:
Purchases of short-term investments	(876,658)	(187,050)
Proceeds from sale of short-term investments	857,587	99,200
Proceeds from sale of equity securities	—	11,000
Investment in SANlight Inc. (net of cash acquired)	—	(126)
Purchases of property and equipment	(7,301)	(10,409)

Net cash used in investing activities of continuing operations	(26,372)	(87,385)
Net cash used in investing activities of discontinued operations	—	(21)

Net cash used in investing activities	(26,372)	(87,406)

Cash flows from financing activities:
Receipt of 7% convertible subordinated notes allocated to Maxtor Corporation	95,833	—
Settlement of 7% convertible subordinated notes	(287,500)	—
Issuance of 4.375% convertible subordinated notes (net of commissions and expenses)	155,207	—
Principle payments of short-term debt	—	(38,709)
Proceeds from issuance of common stock, net	3,069	3,034

Net cash used in financing activities of continuing operations	(33,391)	(35,675)
Net cash provided by financing activities of discontinued operations	—	73

Net cash used in financing activities	(33,391)	(35,602)

Decrease in cash and cash equivalents from continuing operations	(65,301)	(114,497)
Decrease in cash and cash equivalents from discontinued operations	—	(8,437)

Net decrease in cash and cash equivalents	(65,301)	(122,934)
Cash and cash equivalents at beginning of period	221,734	343,878

Cash and cash equivalents at end of period	$156,433	$220,944

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$19,362	$11,377

Income taxes	$3,840	$21,816

Notes payable issued for achievement of certain earn out provisions of M4 Data (Holdings) Ltd. acquisition	$976	$—

Common stock issued for achievement of certain earn out provisions of Benchmark Storage Innovations Inc. acquisition	$3,591	$—

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:    Description of Business

Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) is organized and operates in two data storage business segments: the DLT group (“DLTG”) and the Storage Solutions group (“SSG”). DLTG designs, develops, manufactures, licenses, services, and markets DLTtape and Super DLTtape drives, and DLTtape and Super DLTtape media cartridges. The SSG business consists of tape automation systems and service and includes enhanced backup solutions.

Until the beginning of fiscal year 2002, Quantum Corporation operated its business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”). On March 30, 2001, Quantum’s stockholders approved the disposition of HDD to Maxtor Corporation (“Maxtor”). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock.

Since the sale of HDD, Quantum’s business has included the two business segments described above: DLTG and SSG.

In April 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd., (“M4 Data”) a privately held data storage company based in the United Kingdom, to leverage M4 Data’s complementary high performance and scalable tape automation products and technologies. In November 2002, Quantum completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”), a privately held company. The acquisition enabled Quantum to expand its tape business by adding Benchmark’s complementary products. In March 2003, Quantum completed the acquisition of the remaining outstanding shares of SANlight Inc. (“SANlight”) that it did not already own. The acquisition provided Quantum with software technology and expertise that it can leverage in its enhanced backup solutions.

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

Pro forma net loss and net loss per share information, as required by SFAS No. 123, has been determined as if Quantum had accounted for its employee stock options under the fair value method of SFAS No. 123. The estimated fair value of the options is amortized to expense over the vesting period of the option.

The following table presents the effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method:

(In thousands, except per-share data)	Three Months Ended		Six Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Reported net loss	$(38,108)	$(111,444)	$(47,454)	$(242,327)
Add back employee stock option expense	100	341	259	890
Option fair value amortization	(4,673)	(3,952)	(9,431)	(11,516)

Pro forma net loss	$(42,681)	$(115,055)	$(56,626)	$(252,953)

Reported net loss per share	$(0.22)	$(0.71)	$(0.27)	$(1.55)
Net effect per share of option fair value amortization	(0.03)	(0.02)	(0.05)	(0.07)

Basic and diluted pro forma net loss per share	$(0.25)	$(0.73)	$(0.32)	$(1.62)

The weighted-average grant date fair values reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans Three Months Ended		Stock Purchase Plan Three Months Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Option life (in years)	2.08	3.01	1.50	1.33
Risk-free interest rate	1.68%	1.48%	1.48%	2.19%
Stock price volatility	0.81	0.68	0.68	0.69
Dividend yield	–	–	–	–

	Stock Option Plans Six Months Ended		Stock Purchase Plan Six Months Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Option life (in years)	2.15	3.01	1.50	1.33
Risk-free interest rate	1.65%	1.48%	1.48%	2.19%
Stock price volatility	0.80	0.68	0.68	0.69
Dividend yield	–	–	–	–

The following is a summary of weighted-average grant date fair values:

(In thousands, except per-share data)	Three Months Ended		Six Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Options Plans	$1.31	$1.04	$1.33	$1.98

Restricted stock granted under the Long-Term Incentive Plan	n/a	n/a	n/a	$7.52
Shares granted under the Stock Purchase Plan	$1.02	$2.13	$1.02	$2.13

Note 3:    Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period’s classification. Such reclassifications have not impacted previously reported net loss amounts. The Condensed Consolidated Balance Sheet as of March 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum for the fiscal year ended March 31, 2003, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Quantum sold its NAS business on October 28, 2002. Quantum engaged in the NAS business following the acquisition of Meridian Data, Inc. in September 1999 and of certain assets of Connex in August 2001. As a result of this disposition, the Condensed Consolidated Financial Statements and related notes have been restated to present the results of the NAS business as discontinued operations. Accordingly, in the Condensed Consolidated Statements of Operations, the operating results of the NAS business have been classified as "Loss from NAS discontinued operations, net of income taxes", for the three and six-month periods ended September 29, 2002. The cash flows from the NAS business have been presented as net cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows for the six-month period ended September 29, 2002.

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

The following table summarizes the results of the NAS business:

(In thousands)	Three Months Ended	Six Months Ended

	September 29, 2002	September 29, 2002

Revenue	$10,681	$19,709
Gross margin	942	860
Operating expenses	21,615	35,371
Loss from operations	(20,673)	(34,511)
Loss before income taxes	(20,675)	(34,536)
Income tax benefit	(1,300)	(5,908)
Net loss	(19,375)	(28,628)

The losses from operations in the three and six-month periods ended September 29, 2002 include an impairment charge of $16.4 million. In the second quarter of fiscal year 2003, Quantum determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell. The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc. and certain assets of Connex.

The loss from operations in the six-month period ended September 29, 2002 includes special charges of $4.3 million incurred in the first quarter of fiscal year 2003 related to the consolidation of sales and marketing activities within SSG. These charges primarily relate to severance benefits for approximately 60 NAS employees who were terminated as a result of this restructuring plan.

Note 5:    Cumulative Effect of an Accounting Change

SFAS No. 142, Goodwill and Other Intangible Assets, which requires companies to discontinue the amortization of goodwill and certain intangible assets with an indefinite useful life, became effective for Quantum on April 1, 2002. Accordingly, goodwill and intangible assets deemed to have an indefinite useful life must be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter, or more frequently when indicators of impairment exist.

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

Note 6:    Goodwill and Intangible Assets

The following table provides a summary of the change in the carrying amount of goodwill:

(In thousands)	Goodwill

Balance as of March 31, 2003	$40,916

Additional goodwill resulting from the achievement of certain earn out provisions of the Benchmark acquisition agreement	3,591

Reversal of excess accrual for severance liabilities related to Benchmark acquistion	(328)

Balance as of September 28, 2003	$44,179

The following tables provide a summary of the carrying amounts of intangible assets:

(In thousands)	September 28, 2003

	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$84,600	$(33,493)	$51,107
Trademarks	22,560	(8,397)	14,163
Non-compete agreements	2,556	(1,830)	726
Customer lists	14,100	(11,454)	2,646
Other	4,143	(3,012)	1,131

	$127,959	$(58,186)	$69,773

	March 31, 2003

	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$84,600	$(27,115)	$57,485
Trademarks	22,560	(6,914)	15,646
Non-compete agreements	2,556	(1,566)	990
Customer lists	14,100	(10,308)	3,792
Other	4,133	(2,602)	1,531

	$127,949	$(48,505)	$79,444

The total amortization expense related to intangible assets is provided in the table below:

(In thousands)	Three Months Ended		Six Months Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002	Amortized by

Purchased technology	$3,189	$1,821	$6,378	$3,641	September 2008
Trademarks	741	500	1,483	833	September 2008
Customer lists	573	573	1,146	1,147	September 2008
Other	337	–	674	–	February 2005

	$4,840	$2,894	$9,681	$5,621

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Six months ended March 31, 2004	$8,801
Fiscal year 2005	17,434
Fiscal year 2006	16,253
Fiscal year 2007	14,025
Fiscal year 2008	9,699
Fiscal year 2009	3,561

Total	$69,773

Note 7:  Inventories

Inventories consisted of the following:

(In thousands)	September 28, 2003	March 31, 2003

Materials and purchased parts	$25,628	$32,415
Work in process	4,575	4,264
Finished goods	33,471	29,626

	$63,674	$66,305

Note 8:  Service Inventories

Service inventories consisted of the following:

(In thousands)	September 28, 2003	March 31, 2003

Component parts	$16,377	$13,688
Finished units	32,379	35,416

	$48,756	$49,104

Note 9:  Accrued Warranty and Indemnifications

The following table details the change in the accrued warranty balance:

(In thousands)	Accrued Warranty

Balance at March 31, 2003	$49,582

Additional warranties issued	12,056
Adjustments for warranties issued in prior fiscal years	4,311
Costs of repair	(21,446)

Balance at June 29, 2003	$44,503

Quantum warrants its products against defects for periods ranging from one to three years. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Quantum’s estimate of future costs to satisfy warranty obligations is primarily based on estimates of future failure rates and its estimates of future costs of repair including materials consumed in the repair, and labor and overhead or outside service amounts necessary to perform the repair.

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

Note 10:    Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share:

(in thousands, except per-share data)	Three Months Ended		Six Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Loss from continuing operations	$(38,108)	$(92,069)	$(47,454)	$(119,401)
Loss from discontinued operations	—	(19,375)	—	(28,628)
Cumulative effect of an accounting change	—	—	—	(94,298)

Net loss	$(38,108)	$(111,444)	$(47,454)	$(242,327)

Loss per share from continuing operations	$(0.22)	$(0.59)	$(0.27)	$(0.76)
Loss per share from discontinued operations	—	(0.12)	—	(0.18)
Cumulative effect per share of an accounting change	—	—	—	(0.60)

Basic and diluted net loss per share	$(0.22)	$(0.71)	$(0.27)	$(1.55)

Weighted average shares outstanding used in computing basic and diluted net income per share	174,903	156,932	174,228	156,687

The computations of diluted net loss per share for all periods presented exclude the effect of the 7% convertible subordinated notes issued in July 1997 and redeemed in August 2003, which were convertible into 6.2 million shares of Quantum common stock (21.587 shares per $1,000 note), because the effect would have been antidilutive. The computations of diluted net loss per share for the three and six-month periods ended September 28, 2003, exclude the effect of the 4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note), because the effect would have been antidilutive.

Options to purchase 36.6 million shares and 37.5 million shares of Quantum common stock were outstanding at September 28, 2003, and September 29, 2002, respectively, but were not included in the computation of diluted net loss per share for the three and six-month periods ended September 28, 2003, and September 29, 2002, respectively, because the effect would have been antidilutive.

Note 11:    Common Stock Repurchase

At September 28, 2003, there was approximately $87.9 million remaining on Quantum’s authorization to repurchase Quantum common stock. No stock repurchases were made during the six months ended September 28, 2003. Quantum’s ability to repurchase common stock is restricted under its credit facilities.

Note 12:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(In thousands)	September 28, 2003	March 31, 2003
Convertible subordinated debt	$160,000	$287,500
Short-term debt	976	—

	$160,976	$287,500

Weighted average interest rate	4.38%	7.00%

Convertible subordinated debt

In July 1997, Quantum issued $287.5 million of 7% convertible subordinated notes. The notes had a maturity date of August 1, 2004, and were convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes were classified as long-term and were convertible into 6.2 million shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4.7 million shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum recorded a receivable from Maxtor of $95.8 million for the principal portion of the debt previously attributed to the HDD group and for which Maxtor agreed to reimburse Quantum for both principal and associated interest payments. On August 21, 2003, Quantum redeemed all these 7% convertible subordinated notes at 101% of the aggregate principal amount. The aggregate redemption price of the notes was $290.4 million, which included a premium paid of $2.9 million. On August 14, 2003, Quantum received $96.8 million from Maxtor, which represents the full amount for Maxtor’s portion of the debt plus the premium on their portion of the notes due in 2004.

On July 30, 2003, Quantum issued $160.0 million in aggregate principal amount of 4.375% convertible subordinated notes due 2010, in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holder at any time prior to maturity, unless previously converted, into 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. Quantum cannot redeem the notes prior to August 5, 2008. Quantum received net proceeds from the notes of $155.2 million, after deducting commissions and expenses. Quantum used the net proceeds from the sale of the notes plus a portion of available cash to redeem its 7% convertible subordinated notes due in 2004.

Short-term debt

Quantum acquired all the outstanding stock of M4 Data on April 12, 2001 for approximately $58.0 million in consideration, including $41.4 million in debentures. The debenture holders called and received payment from Quantum for this $41.4 million in fiscal year 2003. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued and this occurred in the first quarter of fiscal year 2004. The debentures of $1.0 million that were issued in the first quarter of fiscal year 2004 based on revenues in the preceding fiscal year are immediately callable by the holders.

The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The debentures do not contain financial covenants, reporting covenants or cross default provisions.

Credit lines

In December 2002, Quantum entered into a secured senior credit facility with a group of five banks, providing a $100.0 million revolving credit line that expires in June 2004. Also in December 2002, Quantum entered into a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line. As of September 28, 2003, $90.4 million of this revolving credit line is committed to standby letters of credit, of which $50.0 million secures Quantum’s obligation to the lessor under its synthetic lease (see below and Note 18, Commitments and Contingencies). Borrowings under the revolving credit line bear interest at either the London interbank offering rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line. In previous quarters Quantum violated certain of these financial covenants and received waivers or amendments for such violations. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility.

In July 2003, Quantum amended the credit agreement and synthetic lease to, among other things, change the EBITDA (as defined by the credit facility agreement) covenant thresholds for the first and second quarters of fiscal year 2004. The July amendment also allowed Quantum to use up to $50.0 million of its cash, in addition to the net proceeds from its new convertible notes offering, to redeem its existing convertible subordinated notes. As of September 28, 2003, Quantum was in compliance with all of the credit line covenants.

For a discussion of the potential impacts should Quantum violate any financial or reporting covenant in future quarters on the unsecured senior credit facility or the synthetic lease, see Management’s Discussion and Analysis section under Liquidity and Capital Resources titled “General Outlook”.

Note 13:    Litigation

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

On April 14, 2003, Quantum filed a patent infringement complaint in the U.S. District Court in the Northern District of California against Storage Technologies, Inc. (“StorageTek”). The suit alleges that StorageTek has engaged in the unlawful manufacture and sale within the United States of tape and tape drive products that infringe two separate Quantum patents. The suit seeks a permanent injunction against StorageTek as well as the recovery of monetary damages, including treble damages for willful infringement. On April 15, 2003, StorageTek filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in a tape drive. The suit seeks a permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. Quantum believes that StorageTek’s claims are without merit, that the patents are invalid and Quantum intends to defend the lawsuit vigorously. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute.

On August 8, 2003, a class action lawsuit was filed against Quantum in the Superior Court of the State of California for the County of San Francisco. Hitachi Maxell, Ltd., Maxell Corporation of America, Fuji Photo Film Co., Ltd., and Fuji Photo Film U.S.A., Inc. are named in the lawsuit as codefendants. The plaintiff, Franz Inc., alleges violation of California antitrust law, violation of California unfair competition law, and unjust enrichment and charges, among other things, that the defendants entered into agreements and conspired to monopolize the market and fix prices for data storage tape compatible with DLT tape drives. Quantum denies the allegations of the complaint and intends to defend vigorously the claims asserted by Franz. Franz seeks an order that the lawsuit be maintained as a class action and that defendants be enjoined from continuing the violations alleged in the complaint. Franz also seeks compensatory damages, treble damages, statutory damages, attorneys' fees, costs, and interest. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the litigation.

Note 14:    Special Charges

Fiscal year 2004 special charges

In the first and second quarters of fiscal year 2004, Quantum implemented plans to reduce costs in an effort to return to profitability. The restructuring charges that resulted from these cost reduction efforts followed the outsourcing of certain of Quantum’s manufacturing to Jabil in fiscal year 2003, plans to outsource manufacturing of certain automation products in the U.K, and other headcount reductions. These plans to reduce costs impacted both of Quantum’s operating segments, DLTG and SSG, as well as corporate functions.

DLTG cost reductions

In the first and second quarters of fiscal year 2004, charges of $0.3 million and $0.4 million, respectively, were recorded for severance benefits for eight and nine employees, respectively, located at Quantum’s facility in Colorado Springs, Colorado. These costs result from plans to reduce procurement activities following the outsourcing of certain manufacturing to Jabil and reductions following the integration of the Benchmark acquisition.

In addition, in the second quarter of fiscal year 2004, Quantum incurred a non-cash charge of $2.3 million to write down its former manufacturing facility in Malaysia to its appraised value, following Quantum’s vacating of this facility as part of the outsource of certain manufacturing to Jabil.

SSG cost reductions

In the first and second quarters of fiscal year 2004, charges of $0.1 million and $0.5 million, respectively, were recorded for severance benefits for three and 20 employees, respectively, located in the U.K., mostly reflecting initial steps in the plan to eliminate an automation product manufacturing site in the U.K.

In the second quarter of fiscal year 2004, Quantum reversed special charges of $0.5 million on its statement of operations. Of this $0.5 million, $0.2 million was recorded in the first quarter of fiscal year 2002 for vacant facility costs at a facility in Irvine, California, and the remaining $0.3 million was recorded in the second quarter of fiscal year 2003 related to severance charges for site and function consolidation activities. The facility charges were reversed as a result of a change in the underlying leasing assumptions and the severance charges were reversed due to costs being lower than originally anticipated.

Corporate severance

In the second quarter of fiscal year 2004, a charge of $0.4 million was recorded for separation costs related to an executive officer, one of numerous steps to reduce operating costs.

Fiscal year 2003 special charges

DLT group cost reductions

In the second quarter of fiscal year 2003, a charge of $3.2 million was recorded for headcount reductions as part of the integration of Benchmark under a plan to have no net increase in headcount, which caused a reduction to DLTG existing headcount. The charge relates to severance benefits for approximately 75 employees.

SSG cost reductions

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded to reduce SSG’s costs through a consolidation of sales and marketing activities within SSG. The charge primarily relates to severance benefits for approximately 30 employees who were terminated as a result of this restructuring plan.

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

Corporate severance

In the second quarter of fiscal year 2003, a charge of $3.7 million was recorded primarily for separation costs related to Quantum’s former Chief Executive Officer, who remains on Quantum’s Board of Directors.

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

The following two tables show the activity for the six months ended September 28, 2003 and the estimated timing of future payouts for the following cost reduction projects (for a complete discussion of Quantum’s special charge activity in prior years, refer to Note 8 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2003):

Discontinuation of Manufacturing in Colorado Springs

(In thousands)	Facilities
Balance March 31, 2003	$2,384
Cash payments	(306)

Balance June 29, 2003	$2,078
Cash payments	(306)

Balance September 28, 2003	$1,772

Estimated timing of future payouts:
Fiscal Year 2004	$612
Fiscal Year 2005 to 2008	1,160

$1,772

The cash payments in the three months ended September 28, 2003 represented vacant facilities lease payments of $0.3 million. The remaining special charge accrual reflects a vacant space accrual of $1.8 million related to Quantum’s facility in Colorado Springs, Colorado, which will be paid over the lease term through the third quarter of fiscal year 2008.

Other Restructuring Programs

(In thousands)	Severance and Benefits	Facilities	Other	Total
Balance at March 31, 2003	$1,338	$1,464	$886	$3,688
DLTG special charges	296	—	47	343
SSG special charges	133	—	—	133
Cash payments	(839)	(245)	(8)	(1,092)
Non-cash charges	—	—	(47)	(47)

Balance at June 29, 2003	$928	$1,219	$878	$3,025
DLTG special charges	349	—	—	349
SSG special charges	487	—	—	487
Corporate severance	432	—	—	432
Facility impairment	—	2,335	—	2,335
Cash payments	(1,182)	(253)	(878)	(2,313)
Non-cash charges	—	(2,335)	—	(2,335)
Restructuring charge benefit	(339)	(164)	—	(503)

Balance at September 28, 2003	$675	$802	$—	$1,477

Estimated timing of future payouts:
Fiscal Year 2004	$675	$288	$—	$963
Fiscal Year 2005 to 2006	—	514	—	514

	$675	$802	$—	$1,477

The cash payments in the three months ended September 28, 2003 represented severance payments of $1.2 million, vacant facilities lease payments of $0.3 million and settlement of a contract cancellation fee totaling $0.9 million. The $1.5 million remaining special charge accrual at September 28, 2003 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during the third quarter of fiscal year 2004 and the facilities charges relating to vacant facilities in Irvine, California, will be paid over the lease term through the third quarter of fiscal year 2006.

Note 15:    Comprehensive Loss

Total comprehensive loss, net of tax, if any, for the three and six months ended September 28, 2003, and September 29, 2002, are presented in the following table:

	Three Months Ended		Six Months Ended
(in thousands)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net loss	$(38,108)	$(111,444)	$(47,454)	$(242,327)
Foreign currency translation adjustment	(242)	(108)	686	1,214

Total comprehensive loss	$(38,350)	$(111,552)	$(46,768)	$(241,113)

Note 16:    Business Segment Information

Quantum’s reportable segments are DLTG and SSG. These reportable segments are each managed separately and they distribute and involve the manufacture of distinct products with different production processes. DLTG consists of tape drives and media. SSG consists of tape automation systems and service, and includes enhanced backup solutions. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

Quantum evaluates segment performance based on operating income (loss) including the allocation of corporate expenses. Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(In thousands)	Three Months Ended

	September 28, 2003			September 29, 2002

	DLTG	SSG	Total	DLTG	SSG	Total

Total revenue	$135,152	$64,628	$199,780	$162,944	$51,135	$214,079
Inter-segment revenue	(4,905)	–	(4,905)	(9,626)	–	(9,626)

Revenue from external customers	130,247	64,628	194,875	153,318	51,135	204,453
Cost of revenue	86,903	49,815	136,718	107,634	37,209	144,843

Gross margin	43,344	14,813	58,157	45,684	13,926	59,610

Research and development	17,731	8,465	26,196	20,113	9,272	29,385
Sales and marketing	9,556	15,245	24,801	13,269	13,776	27,045
General and administrative	8,175	4,756	12,931	10,705	6,947	17,652
Goodwill impairment	–	–	–	–	58,689	58,689
Special charges	2,982	118	3,100	6,026	8,070	14,096

Total operating expenses	38,444	28,584	67,028	50,113	96,754	146,867

Operating income (loss)	$4,900	$(13,771)	$(8,871)	$(4,429)	$(82,828)	$(87,257)

(In thousands)	Six Months Ended

	September 28, 2003			September 29, 2002

	DLTG	SSG	Total	DLTG	SSG	Total

Total revenue	$281,281	$130,580	$411,861	$322,570	$101,144	$423,714
Inter-segment revenue	(14,771)	–	(14,771)	(16,811)	–	(16,811)

Revenue from external customers	266,510	130,580	397,090	305,759	101,144	406,903
Cost of revenue	175,891	99,529	275,420	213,578	71,126	284,704

Gross margin	90,619	31,051	121,670	92,181	30,018	122,199

Research and development	35,386	17,741	53,127	37,534	17,477	55,011
Sales and marketing	18,852	30,120	48,972	25,111	28,024	53,135
General and administrative	17,377	9,745	27,122	25,943	13,771	39,714
Goodwill impairment	–	–	–	–	58,689	58,689
Special charges	3,325	251	3,576	5,346	9,374	14,720

Total operating expenses	74,940	57,857	132,797	93,934	127,335	221,269

Operating income (loss)	$15,679	$(26,806)	$(11,127)	$(1,753)	$(97,317)	$(99,070)

	As of

(In thousands)	September 28, 2003			March 31, 2003

	DLTG	SSG	Total	DLTG	SSG	Total

Accounts receivable, net	$70,235	$42,733	$112,968	$91,415	$42,345	$133,760
Inventories	21,040	42,634	63,674	22,131	44,174	66,305
Service inventories	33,191	15,565	48,756	35,760	13,344	49,104
Property, plant and equipment, net	29,758	11,334	41,092	40,200	14,322	54,522
Goodwill and intangibles, net	40,842	73,110	113,952	39,861	80,499	120,360

Note 17:     Stock Incentive Plans

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) under which options to purchase 51.0 million shares of Quantum common stock were reserved for future issuance at September 28, 2003 to employees, officers and directors of Quantum. Options under the Plans are granted at prices determined by the Board of Directors, but at prices not less than the fair market value of the underlying common stock on the date of grant. Options currently expire no later than ten years from the date of grant and generally vest ratably over one to four years.

A summary of activity relating to Quantum’s Plans follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding at March 31, 2003	33,174	$7.46
Granted	6,073	$3.01
Canceled	(2,447)	$8.59
Exercised	(206)	$2.27

Outstanding at September 28, 2003	36,594	$6.68

Exercisable at September 28, 2003	18,572	$8.76

The following tables summarize information about options outstanding and exercisable at September 28, 2003:

Range of Exercise Prices	Options Outstanding at September 28, 2003 (000s)	Weighted Average Exercise Price	Remaining Contractual Life (Years)
$ 0.96 – $ 2.97	12,759	$2.63	0.13
$ 2.98 – $ 6.70	9,183	$5.71	7.88
$ 6.75 – $ 9.56	6,417	$8.76	5.06
$ 9.60 – $14.94	6,522	$11.12	6.77
$15.00 – $24.11	1,713	$17.27	4.37

	36,594

Range of Exercise Prices	Options Exercisable at September 28, 2003 (000s)	Weighted Average Exercise Price

$ 0.96 – $ 2.97	2,640	$2.44
$ 2.98 – $ 6.70	3,853	$6.21
$ 6.75 – $ 9.56	5,709	$8.77
$ 9.60 – $14.94	4,660	$11.31
$15.00 – $24.11	1,710	$17.28

	18,572

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

In December 2002, Quantum renegotiated this lease, which now expires in December 2007. The total minimum lease payments from the third quarter of fiscal year 2004 until the scheduled expiration date in December 2007 are estimated to be approximately $4.2 million and approximate the lessor’s debt interest service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

The lease is secured by a standby letter of credit issued under Quantum’s revolving line of credit and a blanket lien on all of the assets of Quantum. The revolving line of credit expires in June 2004 and at that time Quantum will be required to post cash collateral to secure the lease, unless other financial arrangements are made that are acceptable to the lessor.

There is a cross default provision between this facility and the credit line facility (refer to Note 12, Credit Agreements, Short-Term Debt and Convertible Subordinated Debt) such that a default on one facility constitutes a default on the other facility. If an event of default was to occur in the future and Quantum was unable to obtain a waiver, or amend the lease, for such non-compliance, the lessor could terminate the lease. This could result in Quantum immediately having to purchase the facilities, or find a third party to purchase them, potentially at a substantial discount to their current appraised value.

At the end of the lease term, Quantum must undertake one of the following options:

(1)	Quantum may renew the lease if the lessor accepts a renewal at its discretion;

(2)	Quantum may purchase the facility for $50.0 million, which is known as the “stipulated sales price”; or

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

At any time during the lease term, Quantum may purchase (or find a third party to purchase) the facility for the stipulated sales price. If Quantum defaults under the lease, its only option is to purchase the facility for the stipulated sales price.

For a more comprehensive discussion of the potential impacts should Quantum violate any financial or reporting covenant in future quarters on the unsecured senior credit facility or the synthetic lease, see Management’s Discussion and Analysis section under Liquidity and Capital Resources titled “General Outlook”.

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

Commitments to purchase inventory

DLTG outsourced tape drive manufacturing to a contract manufacturer, Jabil Circuit Inc. (“Jabil”), during the third quarter of fiscal year 2003. SSG has also increased its use of contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon a forecast of demand provided by Quantum. Quantum is responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current demand or for costs of excess or obsolete inventory.

At September 28, 2003, Quantum had issued non-cancelable purchase orders for $33.2 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current demand or for the costs of excess or obsolete inventory.

Related to the disposition of HDD to Maxtor

Tax allocations under a tax sharing and indemnity agreement with Maxtor are the subject of a dispute. This agreement between Quantum and Maxtor entered into in connection with the disposition of HDD provided for the allocation of certain liabilities related to taxes and the indemnification by Maxtor of Quantum with respect to certain liabilities relating to taxes and attributable to the conduct of business prior to the disposition of HDD. Maxtor and Quantum presently disagree as to the amounts owed under this agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that Quantum will be successful in asserting its position. If disputes under this agreement cannot be resolved favorably, Quantum may incur significant liabilities and costs, including litigation costs, as well as costs to settle the related obligations. An unfavorable settlement or litigation outcome could have a material and adverse effect on Quantum’s results of operations and financial condition.

Note 19:    Income Taxes

The tax expense recorded for the three months ended September 28, 2003 was $24.2 million compared to a tax expense of $0.8 million for the three months ended September 29, 2002. The tax provision for the three months ended September 28, 2003 reflects foreign withholding taxes incurred, no tax benefit for current period net operating losses and a $21.3 million charge to provide a valuation allowance against Quantum’s beginning of the year balance of net deferred tax assets. The tax expense recorded in the three months ended September 29, 2002 reflected tax benefits recorded on operating losses and special charges, offset by a tax charge related to the repatriation of offshore earnings connected with the outsourcing of Quantum’s tape drive manufacturing in Malaysia.

The tax expense recorded for the six months ended September 28, 2003 was $27.3 million compared to a tax benefit of $4.0 million for the six months ended September 29, 2002. The tax provision recorded in the six months ended September 28, 2003 reflects foreign withholding taxes incurred, no tax benefit on current period net operating losses and a $21.3 million charge to provide a valuation allowance against Quantum’s net deferred tax assets. The tax benefit recorded in the six months ended September 29, 2002 reflected write-downs of equity investments, special charges and a tax charge related to the repatriation of offshore earnings connected with the outsourcing of Quantum’s tape drive manufacturing in Malaysia.

Due to the prevailing economic environment that has resulted in weakened IT spending, intense competition, Quantum’s history of net losses, and its difficulty in predicting future results, Quantum believes that it cannot rely on projections of future taxable income to realize the deferred tax assets. Accordingly, the company recorded a valuation allowance of $21.3 million against its net deferred tax assets for the quarter ended September 28, 2003.

Note 20:    Recent Accounting Pronouncements

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. Quantum’s adoption of EITF Issue 00-21 in the second quarter of fiscal year 2004 has not had a material impact on Quantum’s financial statements.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The synthetic lease disclosed in Note 18, Commitments and Contingencies, is subject to FIN 46 and Quantum is in the process of evaluating the financial statement impact, if any, of adoption of FIN No. 46.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (2) our belief that we will take continued steps to reduce our operating costs, (3) our intention to provide a broader range of autoloaders and libraries from the desktop computer to the data center and expand our sales channels to sell our tape automation products to more customers, (4) our intention to pursue product initiatives in order to improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (5) our belief that strong competition in the tape drive and tape media markets will result in further price erosion and lower margins, (6) our expectation that we will realize annual cost savings from our current restructuring programs of approximately $29 million, (7) our expectation that any debentures that we issue after the date of this Quarterly Report on Form 10-Q in connection with our acquisition of M4 Data will total approximately $1 million annually through fiscal 2005, (8) our expectation that our future contractual cash obligations as of September 28, 2003 total approximately $289 million, (9) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (10) our expectation that we will make additional acquisitions in the future, (11) our intention to continue to invest in the development, promotion and sale of storage solutions, (12) our expectation that we will continue to devote considerable management and financial resources to improving existing products and introducing new ones, and (13) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

BUSINESS DESCRIPTION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, is a global leader in data protection focused on meeting the needs of business customers with enterprise-wide storage solutions and services. Our DLTtape™ technology allows for backup, archiving, and recovery of mission-critical data. We are also a leader in the design, manufacture and service of automated tape libraries used to manage, store and transfer data. In fiscal year 2003, we expanded into the area of disk-based backup, with a solution that emulates a tape library and is optimized for data protection.

Quantum’s stock symbol is DSS and this is the only stock symbol that represents Quantum. In the past, we had two separate classes of common stock. Until the beginning of fiscal year 2002, we operated our business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”), which were represented by two classes of Quantum common stock, DSS common stock and HDD common stock, which were intended to track separately the respective businesses of the Company. Our stockholders approved the tracking stock structure on July 23, 1999, and on August 3, 1999, each authorized share of Quantum common stock was exchanged for one share of DSS common stock and one-half share of HDD common stock. On March 30, 2001, our stockholders approved the disposition of HDD to Maxtor (Maxtor). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. The DSS business now represents Quantum, and as such, DSS is no longer a tracking stock, but is now the only common stock for Quantum Corporation.

Business Summary

Quantum’s business consists of two segments: the DLT group and the Storage Solutions group. Our DLT group consists of tape drive and tape media cartridge product lines. Our Storage Solutions group consists of tape automation systems and solutions product lines, service and includes our recently introduced enhanced backup solution.

Our business groups experienced declining revenues, lower gross margins and operating losses in recent years. The factors driving these trends included, among other things, the generally weak economic conditions that persisted between 2000 and 2002 and have resulted in reduced customer spending on Information Technology (“IT”), and increased competition from other computer equipment manufacturers. Because of these trends and the reduced corporate infrastructure that we required following the disposition of HDD to Maxtor, which represented a major corporate realignment for Quantum, we have taken numerous cost reduction actions. These trends continued to impact our first half of fiscal year 2004.

We sold our (NAS) business, which was part of our Storage Solutions group, to SNAP Appliance, Inc., (formerly known as Broadband Storage, Inc.), a privately held company, in October 2002. We engaged in the NAS business following the acquisition of Meridian Data, Inc., in September 1999 and following our acquisition of certain assets of Connex in August 2001.

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

We receive a royalty on tape media cartridges sold by our licensees, which, while resulting in lower revenue per unit than tape media cartridges sold directly by Quantum, has historically generated relatively comparable gross margin dollars. We prefer that a substantial portion of tape media cartridge sales occur through this license model because this minimizes our operational risks, asset investments and expenses and provides an efficient distribution channel. Currently, more than 80% of our tape media cartridge unit sales occur through this license model. We believe that the large installed base of tape drives, and our licensing of tape media cartridges, are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, operating income and cash flow, and this trend is expected to continue.

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

Storage Solutions Group (“SSG”)

In SSG, we design, develop, manufacture, market and sell tape automation systems, solutions, and related service and support. Our tape automation systems, including tape libraries and autoloaders, serve the entire tape library data storage market from desktop computers to enterprise-class computers. We offer a broad line of tape automation systems, which are used to manage, store and transfer data in enterprise networked computing environments.

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

In March 2003, we completed the acquisition of the remaining outstanding shares of SANlight, which we did not already own. The acquisition provided us with software technology and expertise that we can leverage in our enhanced backup solutions.

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

The SDLT series includes drives that have native capacities of up to 300 gigabytes (GB) (600 GB compressed) and transfer rates of up to 36 megabytes (MB) per second (72 MB compressed). The SDLT 600 drive uses new Super DLTtape II media cartridges and can back-read cartridges written on the DLT VS160 drive and the SDLT 320 drive. The SDLT 600 also incorporates DLTSage, which is a new architecture-based suite of predictive and preventive maintenance diagnostic offerings that enable users to more simply manage tape storage environments. The DLTSage architecture is built on standards that interface into current storage environments. The SDLT 320 and SDLT 220 drives use Super DLTtape I media cartridges and can back-read cartridges written on most DLTtape and DLTtape VS drives.

•	DLT VS tape drives

The family of DLT VS drives includes drives with up to 80 GB of native capacity (160 GB compressed) and sustained data transfer rates of up to 8 MB per second (16 MB compressed). The DLT VS80 drive is compatible with DLTtape IV media cartridges.  The DLT VS160 drive uses DLT VS1 media cartridges.

•	Super DLTtape media cartridges

The Super DLTtape media cartridges are designed and formulated specifically for use with SDLT tape drives. The capacity of a Super DLTtape II media cartridge is up to 300 GB native (600 GB compressed).  The capacity of a Super DLTtape I media cartridge is up to 160 GB native (320 GB compressed).

•	DLTtape media cartridges
The DLTtape and DLTtape VS media cartridges are designed and formulated for use with DLT VS tape drives. The capacity of these media cartridges is up to 80 GB (160 GB compressed).

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

High-volumeproducts are sold mainly through third party distributors, value-added resellers and OEMs, and include the ATL ValueLoader™, the ATL SuperLoader™ and the ATL M1500/M1800.

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

26

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the following accounting policies require our most difficult, subjective or complex judgments, because of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties that affect the application of those policies in particular could result in materially different amounts being reported under different conditions or using different assumptions.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At September 28, 2003, the net amount of $113.9 million of goodwill and intangible assets represented 16% of total assets.

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

The charges for severance and exit costs require the use of estimates, primarily related to the number of employees paid severance, the amount of severance and related benefits to be paid, and the cost of exiting facilities, including estimates and assumptions related to future maintenance costs, our ability to secure a sub-tenant, if applicable, and any sublease income to be received in the future.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

Due to the prevailing economic environment that has resulted in weakened IT spending, intense competition, our history of net losses, and our difficulty in predicting future results, Quantum believes that it cannot rely on projections of future taxable income to realize the deferred tax assets. Accordingly, the company recorded a valuation allowance of $21.3 million against its net deferred tax assets for the quarter ended September 28, 2003.

Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

RESULTS OF OPERATIONS

The results of DLTG and SSG, the two segments that represent Quantum, are presented as “Results of Continuing Operations”. The results of operations of the NAS business, sold on October 28, 2002, are separately presented as “Results of Discontinued Operations”.

The financial statements for our second quarter of fiscal year 2004 included in this Form 10-Q differ by immaterial amounts from the financial statements included with our earlier press release issued on October 23, 2003. These differences result from a determination made as we completed work in connection with the preparation of the financial statements for the quarter that approximately $0.5 million of sales could not be recognized as revenue in the quarter.  The effect of these adjustments was to reduce revenue and gross margin dollar contribution, and to increase the net loss, by $0.5 million, $0.3 million and $0.2 million, respectively. Net loss per share remained at the originally announced 22 cents. In addition, there were immaterial balance sheet adjustments, including increases to accounts payable, service inventories and inventories.

Results of Continuing Operations

Revenue

	Three Months Ended		Increase, (decrease)	% increase/ decrease
(Dollars in thousands)	September 28, 2003	September 29, 2002
Tape drives	$86,527	$69,730	$16,797	24.1%
Tape media	16,392	48,611	(32,219)	-66.3%
Tape royalty	32,233	44,603	(12,370)	-27.7%

DLTG	135,152	162,944	(27,792)	-17.1%
SSG	64,628	51,135	13,493	26.4%
Inter-group elimination*	(4,905)	(9,626)	4,721	49.0%

	$194,875	$204,453	$(9,578)	-4.7%

	Six Months Ended		Increase, (decrease)	% increase/ decrease
(Dollars in thousands)	September 28, 2003	September 29, 2002
Tape drives	$177,642	$138,789	$38,853	28.0%
Tape media	36,378	93,615	(57,237)	-61.1%
Tape royalty	67,261	90,166	(22,905)	-25.4%

DLTG	281,281	322,570	(41,289)	-12.8%
SSG	130,580	101,144	29,436	29.1%
Inter-group elimination*	(14,771)	(16,811)	2,040	12.1%

	$397,090	$406,903	$(9,813)	-2.4%

*	Represents inter-group sales of tape drives for incorporation into tape automation systems, for which the sales are included in SSG revenue.

Revenue in the three months ended September 28, 2003 was $194.9 million compared to $204.5 million in the three months ended September 29, 2002. Revenue in the six months ended September 28, 2003 was $397.1 million compared to $406.9 million in the six months ended September 29, 2002. The overall decrease in both the three and six-month comparisons reflects decreased DLTG revenue, slightly offset by an increase in SSG revenue.

DLTG Revenue:

DLTG revenue decreased $27.7 million, or 17.1 percent, to $135.2 million in the three months ended September 28, 2003, compared to $162.9 million in the three months ended September 29, 2002. DLTG revenue decreased $41.3 million, or 12.8 percent, to $281.3 million in the six months ended September 28, 2003, compared to $322.6 million in the six months ended September 29, 2002. The main causes for the decreases in revenue were a decrease in tape media revenue, and to a lesser extent, tape media royalty revenue, partially offset by an increase in tape drive revenue.

Tape media revenue for direct sales of Quantum-branded media in the three months ended September 28, 2003 was $16.4 million, down $32.2 million, or 66.3 percent, from $48.6 million in the three months ended September 29, 2002. Tape media revenue for the six months ended September 28, 2003 was $36.4 million, down $57.2 million, or 61.1 percent, from $93.6 million in the six months ended September 29, 2002. The majority of the decline in tape media revenue for the three and six-month comparisons was due to lower unit sales volume, and to a lesser extent, due to lower average unit prices.

Tape media royalty revenue in the three months ended September 28, 2003 was $32.2 million, down $12.4 million, or 27.7 percent, from $44.6 million in the three months ended September 29, 2002. Tape media royalty revenue in the six months ended September 28, 2003 was $67.3 million, down $22.9 million, or 25.4 percent, from $90.2 million in the six months ended September 29, 2002. The majority of the decline in tape media royalty revenue for the three and six-month comparisons was due to lower average unit prices, and to a lesser extent, a decrease in overall media market unit sales.

The decline in media sales volume reflects the impact on demand for our products from competition and the effect of lower tape drive unit sales in recent years. This weaker demand trend has also resulted in lower-than-expected media prices, further reducing royalties, which are based on our licensees’ media revenue. Our research indicates that in the three months ended June 29, 2003, media price erosion was more rapid than expected by our resellers, and that, as a consequence, these resellers reduced their inventories during this same quarter to mitigate the risk of holding higher-priced products. This contributed further to the reduction in media sales volume and royalty revenue.

Tape drive revenue increased $16.8 million, or 24.1 percent, to $86.5 million in the three months ended September 28, 2003, compared to $69.7 million in the three months ended September 29, 2002. Tape drive revenue increased $38.8 million, or 28.0 percent, to $177.6 million in the six months ended September 28, 2003, compared to $138.8 million in the six months ended September 29, 2002. The increase in tape drive revenue for the three and six-month comparisons resulted from an increase in tape drive unit volume, reflecting sales of tape drive products added to our product family with the acquisition of Benchmark in the third quarter of fiscal year 2003, partially offset by lower average unit prices due to competitive pricing in the markets in which we compete.

SSG Revenue:

Storage solutions revenue in the three months ended September 28, 2003 was $64.6 million, up $13.5 million, or 26.4 percent, compared to $51.1 million in the three months ended September 29, 2002. Storage solutions revenue in the six months ended September 28, 2003 was $130.6 million, up $29.5 million, or 29.1 percent, compared to $101.1 million in the six months ended September 29, 2002. The increase in revenue reflected our expanded product line and also improved OEM sales. Revenue from sales of the ValueLoader, which we added to our product family and began selling with the acquisition of Benchmark, contributed the majority of this increase. Increased unit shipments of our SuperLoader and M-series products also contributed to the increase in revenue. Service and support revenues in these periods were roughly flat.

Gross Margin and Gross Margin Rate

(Dollars in thousands)	Three Months Ended		Increase, (decrease)
	September 28, 2003	September 29, 2002
DLTG gross margin	$43,344	$45,684	$(2,340)
SSG gross margin	14,813	13,926	887

Quantum gross margin	$58,157	$59,610	$(1,453)

DLTG gross margin rate	32.1%	28.0%	4.1%
SSG gross margin rate	22.9%	27.2%	-4.3%
Quantum gross margin rate*	29.8%	29.2%	0.6%

(Dollars in thousands)	Six Months Ended		Increase, (decrease)
	September 28, 2003	September 29, 2002
DLTG gross margin	$90,619	$92,181	$(1,562)
SSG gross margin	31,051	30,018	1,033

Quantum gross margin	$121,670	$122,199	$(529)

DLTG gross margin rate	32.2%	28.6%	3.6%
SSG gross margin rate	23.8%	29.7%	-5.9%
Quantum gross margin rate*	30.6%	30.0%	0.6%

*Includes the impact of eliminating inter-group revenue.

DLTG Gross Margin Rate:

The DLTG gross margin rate in the three months ended September 28, 2003 increased to 32.1% from 28.0% in the three months ended September 29, 2002, an overall increase of 4.1 percentage points. The DLTG gross margin rate in the six months ended September 28, 2003 increased to 32.2% from 28.6% in the six months ended September 29, 2002, an overall increase of 3.6 percentage points. These improvements in gross margin rate mainly reflect the impact of outsourced manufacturing as well as a favorable sales mix shift that resulted from increased shipments of higher-margin SDLT products and value segment drives from the acquisition of Benchmark. This increase in gross margin rate, however, was partially offset by the materially downward trend in media revenues and royalties, which lowered the gross margin dollar contribution we received from our media business.

SSG Gross Margin Rate:

The SSG gross margin rate in the three months ended September 28, 2003, decreased to 22.9% from 27.2% in the three months ended September 29, 2002. The SSG gross margin rate in the six months ended September 28, 2003 decreased to 23.8% from 29.7% in the six months ended September 29, 2002. The decline of 4.3 percentage points and 5.9 percentage points in the three and six-month comparisons, respectively, mainly resulted from lower average unit prices, slightly offset by higher unit sales volumes primarily contributed by the sales of ValueLoader subsequent to the acquisition of Benchmark in the third quarter of fiscal year 2003.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	September 28, 2003		September 29, 2002		Decrease
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$35,462	26.2%	$44,087	27.1%	$(8,625)	-0.9%
SSG	28,466	44.0%	29,995	58.7%	(1,529)	-14.7%

Total Quantum	$63,928	32.8%	$74,082	36.2%	$(10,154)	-3.4%

(Dollars in thousands)	Six Months Ended
	September 28, 2003		September 29, 2002		Decrease
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$71,615	25.5%	$88,588	27.5%	$(16,973)	-2.0%
SSG	57,606	44.1%	59,272	58.6%	(1,666)	-14.5%

Total Quantum	$129,221	32.5%	$147,860	36.3%	$(18,639)	-3.8%

Operating expenses in the three months ended September 28, 2003 were $63.9 million, or 32.8 percent of revenue, down $10.2 million or 3.4 percentage points of revenue from the three months ended September 29, 2002. Operating expenses in the six months ended September 28, 2003 were $129.2 million, or 32.5 percent of revenue, down $18.6 million or 3.8 percentage points of revenue from the six months ended September 29, 2002.

Research and Development Expenses

(Dollars in thousands)	Three Months Ended
	September 28, 2003		September 29, 2002		Increase/ (decrease)
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$17,731	13.1%	$20,113	12.3%	$(2,382)	0.8%
SSG	8,465	13.1%	9,272	18.1%	(807)	-5.0%

Total Quantum	$26,196	13.4%	$29,385	14.4%	$(3,189)	-1.0%

(Dollars in thousands)	Six Months Ended
	September 28, 2003		September 29, 2002		Increase/ (decrease)
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$35,386	12.6%	$37,534	11.6%	$(2,148)	1.0%
SSG	17,741	13.6%	17,477	17.3%	264	-3.7%

Total Quantum	$53,127	13.4%	$55,011	13.5%	$(1,884)	-0.1%

Research and development expenses in the three months ended September 28, 2003 were $26.2 million, or 13.4 percent of revenue, a decrease of $3.2 million from $29.4 million, or 14.4 percent of revenue, in the three months ended September 29, 2002. Research and development expenses in the six months ended September 28, 2003 were $53.1 million, or 13.4 percent of revenue, a decrease of $1.9 million from $55.0 million, or 13.5 percent of revenue, in the six months ended September 29, 2002.

DLTG Research and Development Expenses:

DLTG’s research and development expenses decreased $2.4 million to $17.7 million in the three months ended September 28, 2003, compared to $20.1 million in the three months ended September 29, 2002. DLTG’s research and development expenses decreased $2.1 million to $35.4 million in the six months ended September 28, 2003, compared to $37.5 million in the six months ended September 29, 2002. The decrease in research and development expenses was mainly due to overall reduced product development costs and cost reduction actions. The increase in research and development expenses as a percentage of revenue in the three and six-month comparisons reflected lower DLTG revenue in fiscal year 2004 compared to the corresponding period in fiscal year 2003.

SSG Research and Development Expenses:

SSG’s research and development expenses decreased $0.8 million to $8.5 million in the three months ended September 28, 2003, compared to $9.3 million in the three months ended September 29, 2002. SSG’s research and development expenses increased $0.2 million to $17.7 million in the six months ended September 28, 2003, compared to $17.5 million in the six months ended September 29, 2002. The decrease in research and development expense in the three months ended September 28, 2003 was mainly due to the closure of M4 engineering facilities and reduced employee headcount. The decrease in research and development expenses as a percentage of revenue reflected higher revenue in the three and six-month periods of fiscal year 2004 compared to the corresponding periods in fiscal year 2003.

Sales and Marketing Expenses

(Dollars in thousands)	Three Months Ended
	September 28, 2003		September 29, 2002		Increase/ (decrease)
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$9,556	7.1%	$13,269	8.1%	$(3,713)	-1.0%
SSG	15,245	23.6%	13,776	26.9%	1,469	-3.3%

Total Quantum	$24,801	12.7%	$27,045	13.2%	$(2,244)	-0.5%

(Dollars in thousands)	Six Months Ended
	September 28, 2003		September 29, 2002		Increase/ (decrease)
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$18,852	6.7%	$25,111	7.8%	$(6,259)	-1.1%
SSG	30,120	23.1%	28,024	27.7%	2,096	-4.6%

Total Quantum	$48,972	12.3%	$53,135	13.1%	$(4,163)	-0.8%

Sales and marketing expenses in the three months ended September 28, 2003 were $24.8 million, or 12.7 percent of revenue, a decrease of $2.2 million from $27.0 million, or 13.2 percent of revenue, in the three months ended September 29, 2002. Sales and marketing expenses in the six months ended September 28, 2003 were $49.0 million, or 12.3 percent of revenue, a decrease of $4.1 million from $53.1 million, or 13.1 percent of revenue, in the six months ended September 29, 2002.

DLTG Sales and Marketing Expenses:

DLTG’s sales and marketing expenses decreased $3.7 million to $9.6 million in the three months ended September 28, 2003, compared to $13.3 million in the three months ended September 29, 2002. DLTG’s sales and marketing expenses decreased $6.2 million to $18.9 million in the six months ended September 28, 2003, compared to $25.1 million in the six months ended September 29, 2002. The decrease in sales and marketing expenses both in terms of revenue and actual spending reflected lower spending on channel development programs, cost reduction actions and lower DLTG revenue.

SSG Sales and Marketing Expenses:

SSG’s sales and marketing expenses increased $1.4 million to $15.2 million in the three months ended September 28, 2003, compared to $13.8 million in the three months ended September 29, 2002. SSG’s sales and marketing expenses increased $2.1 million to $30.1 million in the six months ended September 28, 2003, compared to $28.0 million in the six months ended September 29, 2002. The increase in sales and marketing expenses for the three and six months ended September 28, 2003 was mainly due to increased employee headcount, slightly offset by reduced marketing programs. The decrease in sales and marketing expenses as a percentage of revenue reflected higher revenue in the three and six-month periods of fiscal year 2004 compared to the corresponding periods in fiscal year 2003.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	September 28, 2003		September 29, 2002		Increase/ (decrease)
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$8,175	6.0%	$10,705	6.6%	$(2,530)	-0.6%
SSG	4,756	7.4%	6,947	13.6%	(2,191)	-6.2%

Total Quantum	$12,931	6.6%	$17,652	8.6%	$(4,721)	-2.0%

(Dollars in thousands)	Six Months Ended
	September 28, 2003		September 29, 2002		Increase/ (decrease)
		% of segment revenue		% of segment revenue		% of segment revenue
DLTG	$17,377	6.2%	$25,943	8.0%	$(8,566)	-1.8%
SSG	9,745	7.5%	13,771	13.6%	(4,026)	-6.1%

Total Quantum	$27,122	6.8%	$39,714	9.8%	$(12,592)	-3.0%

General and administrative expenses in the three months ended September 28, 2003 were $12.9 million, or 6.6 percent of revenue, a decrease of $4.8 million from $17.7 million, or 8.6 percent of revenue, in the three months ended September 29, 2002. General and administrative expenses in the six months ended September 28, 2003 were $27.1 million, or 6.8 percent of revenue, a decrease of $12.6 million from $39.7 million, or 9.8 percent of revenue, in the six months ended September 29, 2002.

DLTG General and Administrative Expenses:

DLTG’s general and administrative expenses decreased $2.5 million to $8.2 million in the three months ended September 28, 2003, compared to $10.7 million in the three months ended September 29, 2002. DLTG’s general and administrative expenses decreased $8.5 million to $17.4 million in the six months ended September 28, 2003, compared to $25.9 million in the six months ended September 29, 2002. The decrease in general and administrative expenses in the three months comparison was mainly due to legal costs incurred in connection with a dispute with Maxtor in the three months ended September 29, 2002, reduced headcount and cost reduction actions, slightly offset by additional legal costs related to lawsuits with StorageTek incurred in the three months ended September 28, 2003. The decrease in general and administrative expenses in the six months’ comparison is mainly due to the settlement of lawsuits related to Imation in the three months ended June 30, 2002 and to legal costs incurred in the six months ended September 29, 2002 related to a dispute with Maxtor.

SSG General and Administrative Expenses:

SSG’s general and administrative expenses decreased by $2.1 million to $4.8 million in the three months ended September 28, 2003, compared to $6.9 million in the three months ended September 29, 2002. SSG’s general and administrative expenses decreased by $4.1 million to $9.7 million in the six months ended September 28, 2003, compared to $13.8 million in the six months ended September 29, 2002. The majority of the decrease in the level of general and administrative expenses in both the three and six month comparisons was a result of reduced headcount and cost reductions actions.

Special Charges

Fiscal year 2004 special charges

In the first and second quarters of fiscal year 2004, we implemented plans to reduce costs in an effort to return to profitability. The restructuring charges that resulted from these cost reduction efforts followed the outsourcing of certain of our manufacturing to Jabil in fiscal year 2003, plans to outsource manufacturing of certain automation products in the U.K, and other headcount reductions. These plans to reduce costs impacted both of our operating segments, DLTG and SSG, as well as corporate functions.

DLTG cost reductions

In the first and second quarters of fiscal year 2004, charges of $0.3 million and $0.4 million, respectively, were recorded for severance benefits for eight and nine employees, respectively, located at our facility in Colorado Springs, Colorado. These costs result from plans to reduce procurement activities following the outsourcing of certain manufacturing to Jabil and reductions following the integration of the Benchmark acquisition.

In addition, in the second quarter of fiscal year 2004, we incurred a non-cash charge of $2.3 million to write down our former manufacturing facility in Malaysia to its appraised value, following Quantum’s vacating of this facility as part of the outsource of certain manufacturing to Jabil.

SSG cost reductions

In the first and second quarters of fiscal year 2004, charges of $0.1 million and $0.5 million, respectively, were recorded for severance benefits for three and 20 employees, respectively, located in the U.K., mostly reflecting initial steps in the plan to eliminate an automation product manufacturing site in the U.K.

In the second quarter of fiscal year 2004, we reversed special charges of $0.5 million on our statement of operations. Of this $0.5 million, $0.2 million was recorded in the first quarter of fiscal year 2002 for vacant facility costs at a facility in Irvine, California, and the remaining $0.3 million was recorded in the second quarter of fiscal year 2003 related to severance charges for site and function consolidation activities. The facility charges were reversed as a result of a change in the underlying leasing assumptions and the severance charges were reversed due to costs being lower than originally anticipated.

Corporate severance

In the second quarter of fiscal year 2004, a charge of $0.4 million was recorded for separation costs related to an executive officer, one of numerous steps to reduce operating costs.

Fiscal year 2003 special charges

DLT group cost reductions

In the second quarter of fiscal year 2003, a charge of $3.2 million was recorded for headcount reductions as part of the integration of Benchmark under a plan to have no net increase in headcount, which caused a reduction to DLTG existing headcount. The charge relates to severance benefits for approximately 75 employees.

SSG cost reductions

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded to reduce SSG’s costs through a consolidation of sales and marketing activities within SSG. The charge primarily relates to severance benefits for approximately 30 employees who were terminated as a result of this restructuring plan.

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

Corporate severance

In the second quarter of fiscal year 2003, a charge of $3.7 million was recorded primarily for separation costs related to our former Chief Executive Officer, who remains on Quantum’s Board of Directors.

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

The following two tables show the activity for the six months ended September 28, 2003 and the estimated timing of future payouts for the following major cost reduction projects (for a discussion of our special charge activity in prior years, refer to Note 8 in our Annual Report on Form 10-K for the year ended March 31, 2003):

Discontinuation of Manufacturing in Colorado Springs

(In thousands)	Facilities
Balance March 31, 2003	$2,384
Cash payments	(306)

Balance June 29, 2003	$2,078
Cash payments	(306)

Balance September 28, 2003	$1,772

Estimated timing of future payouts:
Fiscal Year 2004	$612
Fiscal Year 2005 to 2008	1,160

$1,772

The cash payments in the three months ended September 28, 2003 represented vacant facilities lease payments of $0.3 million. The remaining special charge accrual reflects a vacant space accrual of $1.8 million related to our facility in Colorado Springs, Colorado, which will be paid over the lease term through the third quarter of fiscal year 2008.

Other Restructuring Programs

(In thousands)	Severance and Benefits	Facilities	Other	Total
Balance at March 31, 2003	$1,338	$1,464	$886	$3,688
DLTG special charges	296	—	47	343
SSG special charges	133	—	—	133
Cash payments	(839)	(245)	(8)	(1,092)
Non-cash charges	—	—	(47)	(47)

Balance at June 29, 2003	$928	$1,219	$878	$3,025
DLTG special charges	349	—	—	349
SSG special charges	487	—	—	487
Corporate severance	432	—	—	432
Facility impairment	—	2,335	—	2,335
Cash payments	(1,182)	(253)	(878)	(2,313)
Non-cash charges	—	(2,335)	—	(2,335)
Restructuring charge benefit	(339)	(164)	—	(503)

Balance at September 28, 2003	$675	$802	$—	$1,477

Estimated timing of future payouts:
Fiscal Year 2004	$675	$288	$—	$963
Fiscal Year 2005 to 2006	—	514	—	514

	$675	$802	$—	$1,477

The cash payments in the three months ended September 28, 2003 represented severance payments of $1.2 million, vacant facilities lease payments of $0.3 million and settlement of a contract cancellation fee totaling $0.9 million. The $1.5 million remaining special charge accrual at September 28, 2003 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during the third quarter of fiscal year 2004 and the facilities charges relating to vacant facilities in Irvine, California, will be paid over the lease term through the third quarter of fiscal year 2006.

We expect to realize annual cost savings from the restructuring programs detailed in the above two tables of approximately $29 million, resulting mainly from employee reductions and reduced facility costs. Of this $29 million, approximately $20 million of the savings is expected to consist of reduced cost of revenue, with the remaining savings to come from reduced operating expenses. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

Goodwill and Amortization of Intangible Assets

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, became effective for us on April 1, 2002. Under SFAS No. 142,goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. With the adoption of SFAS No. 142, we ceased amortization of goodwill as of April 1, 2002. Our initial impairment test of goodwill was conducted in the first quarter of fiscal year 2003 and resulted in a non-cash accounting change adjustment of $94.3 million, reflecting a reduction in the carrying amount of our goodwill. This charge is reflected as a cumulative effect of an accounting change in our Condensed Consolidated Statements of Operations and reflected deterioration in the market values of comparable companies, and to a lesser extent, a reduction in anticipated future cash flows of SSG due to the slump in spending in the IT industry. The fair value of the SSG reporting entity was calculated using a combination of a discounted cash flow analysis involving projected data, and a comparable market approach, which was a comparison with companies also in the tape automation sector.

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

The amortization expense associated with intangible assets increased by $1.8 million to $4.8 million in the three months ended September 28, 2003 from $3.0 million in the three months ended September 29, 2002. This increase was a result of amortization expense associated with the acquisition of Benchmark completed in the third quarter of fiscal year 2003 and the acquisition of SANlight completed in the fourth quarter of fiscal year 2003.

The following table details this amortization expense by classification within our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Six Months Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Cost of revenue	$2,974	$1,695	$5,948	$3,390
Research and development	426	139	853	347
Sales and marketing	1,314	1,073	2,628	1,979
General and administrative	126	126	252	252

	$4,840	$3,033	$9,681	$5,968

The following table summarizes our goodwill and intangible assets:

(In thousands)	September 28, 2003	March 31, 2003
Intangible assets	$144,814	$144,804
Less accumulated amortization	(75,041)	(65,360)

	69,773	79,444
Goodwill	44,179	40,916

	$113,952	$120,360

Net goodwill and intangible assets at September 28, 2003 and March 31, 2003 represented approximately 16% and 13% of total assets respectively. The goodwill and intangible assets balances, net of amortization, at September 28, 2003 and March 31, 2003, were $113.9 million and $120.4 million, respectively. The following table presents goodwill from acquisitions net of amortization and impairment charges:

(In thousands) Goodwill from acquisition of:	September 28, 2003	March 31, 2003	Segment

ATL Products, Inc	$7,711	$7,711	SSG
M4 Data	3,223	3,223	SSG
Benchmark (allocated to DLTG)	24,012	21,736	DLTG
Benchmark (allocated to SSG)	9,233	8,246	SSG

	$44,179	$40,916

The $3.3 million increase in goodwill from March 31, 2003 to September 28, 2003 reflects $3.6 million of common stock distributed in relation to the earn out provisions of the Benchmark acquisition agreement, and a $0.3 million reversal of excess accrual of severance liabilities related to the Benchmark acquisition.

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

We assess the recoverability of our long-lived assets, including intangible assets with finite lives, in accordance with SFAS No. 144 by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. As of September 28, 2003, no such impairment has been identified with respect to our acquired intangible assets.

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

Interest and Other Income, net, and Equity Investment Write-downs

	Three Months Ended
	September 28, 2003		September 29, 2002
	(in thousands)	% of revenue	(in thousands)	% of revenue

Interest and other income	$2,913	1.5%	$2,429	1.2%
Interest expense	(5,399)	-2.8%	(6,422)	-3.1%

	$(2,486)	-1.3%	$(3,993)	-2.0%

Loss on debt extinguishment	$(2,565)	-1.3%	$—	0.0%

	Six Months Ended
	September 28, 2003		September 29, 2002
	(in thousands)	% of revenue	(in thousands)	% of revenue

Interest and other income	$5,046	1.3%	$5,026	1.2%
Interest expense	(11,554)	-2.9%	(12,262)	-3.0%

	$(6,508)	-1.6%	$(7,236)	-1.8%

Loss on debt extinguishment	$(2,565)	-0.6%	$—	0.0%

Equity investments write-downs	$—	0.0%	$(17,061)	-4.2%

Net interest and other income was a $2.5 million expense in the three months ended September 28, 2003 compared to a $4.0 million expense in the three months ended September 29, 2002. Net interest and other income was a $6.5 million expense in the six months ended September 28, 2003 compared to a $7.2 million expense in the six months ended September 29, 2002. The decrease in net expense in both the three and six-month comparisons mainly reflects the reduced interest expense resulting from the redemption of the $287.5 million 7% convertible subordinated notes and issuance of the $160.0 million convertible subordinated notes at a lower rate of 4.375%. As a result of this redemption, we recorded charges of $2.6 million related to the redemption premium plus write-off of unamortized debt issuance fees. Also as a result of this redemption, we incurred net interest expense of $0.7 million on the 7% convertible subordinated notes during the period in which both the 7% and 4.375% convertible subordinated notes were outstanding.

In the six months ended September 29, 2002, we recorded charges of $17.1 million to write down our equity investments to net realizable value based on other-than-temporary declines in the estimated value of these investments. The portfolio of equity investments on which this write-down was based was sold in the second quarter of fiscal year 2003.

Income Taxes

The tax expense recorded for the three months ended September 28, 2003 was $24.2 million compared to a tax expense of $0.8 million for the three months ended September 29, 2002. The tax provision for the three months ended September 28, 2003 reflects foreign withholding taxes incurred, no tax benefit on current period net operating losses and a $21.3 million charge to provide a valuation allowance against our beginning of the year balance of net deferred tax assets. The tax expense recorded in the three months ended September 29, 2002 reflected tax benefits recorded on operating losses and special charges, offset by a tax charge related to the repatriation of offshore earnings connected with the outsourcing of our tape drive manufacturing in Malaysia.

The tax expense recorded for the six months ended September 28, 2003 was $27.3 million compared to a tax benefit of $4.0 million for the six months ended September 29, 2002. The tax provision recorded in the six months ended September 28, 2003 reflects foreign withholding taxes incurred, no tax benefit on current period net operating losses and a $21.3 million charge to provide a valuation allowance against our net deferred tax assets. The tax benefit recorded in the six months ended September 29, 2002 reflected write-downs of equity investments, special charges and a tax charge related to the repatriation of offshore earnings connected with the outsourcing of our tape drive manufacturing in Malaysia.

Due to the prevailing economic environment that has resulted in weakened IT spending, intense competition, our history of net losses, and our difficulty in predicting future results, Quantum believes that it cannot rely on projections of future taxable income to realize the deferred tax assets. Accordingly, the company recorded a valuation allowance of $21.3 million against its net deferred tax assets for the quarter ended September 28, 2003.

Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance.

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

The following table summarizes the results of the NAS business:

(In thousands)	Three Months Ended	Six Months Ended

	September 29, 2002	September 29, 2002

Revenue	$10,681	$19,709
Gross margin	942	860
Operating expenses	21,615	35,371
Loss from operations	(20,673)	(34,511)
Loss before income taxes	(20,675)	(34,536)
Income tax benefit	(1,300)	(5,908)
Net loss	(19,375)	(28,628)

The losses from operations in the three and six-month periods ended September 29, 2002 include an impairment charge of $16.4 million. In the second quarter of fiscal year 2003, we determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell. The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc. and certain assets of Connex.

The loss from operations in the six-month period ended September 29, 2002 includes special charges of $4.3 million incurred in the first quarter of fiscal year 2003 related to the consolidation of sales and marketing activities within SSG. These charges primarily relate to severance benefits for approximately 60 NAS employees who were terminated as a result of this restructuring plan.

Recent Accounting Pronouncements

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. Our adoption of EITF Issue 00-21 in the second quarter of fiscal year 2004 has not had a material impact on our financial statements.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The synthetic lease disclosed in Note 18, Commitments and Contingencies, is subject to FIN 46 and we are in the process of evaluating the financial statement impact, if any, of adoption of FIN No. 46.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for Six Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002
Cash and short-term investments	$272,791	$308,794
Days sales outstanding (DSO)	52.8	53.6
Inventory turns—annualized	8.4	6.1

Net cash provided by (used in) operating activities of continuing operations	$(5,538)	$8,563
Net cash used in investing activities of continuing operations	$(26,372)	$(87,385)
Net cash used in financing activities of continuing operations	$(33,391)	$(35,675)

First Half of Fiscal Year 2004 compared to the First Half of Fiscal Year 2003

Net cash provided by (used in) operating activities:

Net cash from operating activities of continuing operations decreased to $5.5 million used in the first six months of fiscal year 2004 from $8.6 million provided in the first six months of fiscal year 2003. The primary sources of this change are listed in the following table:

(In thousands)	Six Months Ended		Change in cash (used), provided
	September 28, 2003	September 29, 2002
	cash (used), provided	cash (used), provided
Loss from continuing operations including cumulative effect of an accounting change	$(47,454)	$(213,699)	$166,245
Non-cash income statement items	48,327	186,199	(137,872)

Adjusted income (loss) from operations	873	(27,500)	28,373

Accounts payable	(26,280)	18,860	(45,140)
Accounts receivable	20,792	25,925	(5,133)
Inventories	2,631	5,552	(2,921)
Income taxes payable	615	(10,313)	10,928
Other, net	(4,169)	(3,961)	(208)

	$(5,538)	$8,563	$(14,101)

Net cash provided by (used in) operating activities of continuing operations decreased by $14.1 million in the six months ended September 28, 2003 compared to the six months ended September 29, 2002. The overall decrease in net cash provided by operating activities was primarily due to the increase in cash used for accounts payable in the six months ended September 28, 2003, while in the six months ended September 29, 2002, cash was provided by accounts payable due to the timing of certain vendor payments due to a systems conversion. The increase in cash used for accounts payable was partially offset by an increase in cash provided by adjusted income from operations of $28.6 million, which reflects decreased operating expenses in the six months ended September 28, 2003 as a result of cost reduction activities, and a decrease in cash used for income tax payments.

Net cash used in investing activities:

Net cash used in investing activities of continuing operations decreased by $61.0 million to $26.4 million in the six months ended September 28, 2003 from $87.4 million used in the six months ended September 29, 2002. The decrease in cash used in investing activities reflects a $68.8 million decrease in the net acquisition of short-term investments and a $3.1 million decrease in purchases of property and equipment, partially offset by  $11.0 million received in the second quarter of fiscal year 2003 for the sale of our portfolio of equity investments.

Net cash used in financing activities:

Net cash used by financing activities of continuing operations decreased by $2.3 million to $33.4 million in the six months ended September 28, 2003 from $35.7 million used in the six months ended September 29, 2002. This decrease mainly reflected the payment of M4 Data debentures of $38.7 million in the six months ended September 29, 2002, partially offset by net cash used of $36.4 million in the six months ended September 28, 2003 related to the redemption of our 7% convertible subordinated notes and issuance of our 4.375% convertible subordinated notes. This $36.4 million cash used, which excludes the net redemption premium for the 7% notes of $1.9 million, consists of the $287.5 million settlement of our 7% convertible subordinated notes, partially offset by $155.2 million provided from the issuance of our 4.375% convertible subordinated notes and the receipt from Maxtor of its $95.8 million portion of the 7% convertible subordinated notes.

Credit lines

In December 2002, we entered into a secured senior credit facility with a group of five banks, providing us with a $100.0 million revolving credit line that expires in June 2004. Also in December 2002, we entered into a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line. As of September 28, 2003, $90.4 million of this revolving credit line is committed to standby letters of credit, of which $50.0 million secures our obligation to the lessor under our synthetic lease (see below and Note 18, Commitments and Contingencies). Borrowings under the revolving credit line bear interest at either the London interbank offering rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line. In previous quarters we violated certain financial covenants under this credit agreement and received waivers or amendments for such violations. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility.

In July 2003, we amended the credit agreement and synthetic lease to, among other things, change the EBITDA (as defined by the credit facility agreement) covenant thresholds for the first and second quarters of fiscal year 2004. The July amendment also allowed us to use up to $50.0 million of our cash, in addition to the net proceeds from our new convertible notes offering, to redeem our existing 7% convertible subordinated notes. As of September 28, 2003, we were in compliance with all of the credit line covenants.

For a discussion of the potential impacts should we violate any financial or reporting covenant in future quarters on the unsecured senior credit facility or the synthetic lease, see the section below titled “General Outlook”.

Synthetic Lease Commitment

As described in Note 18, Commitments and Contingencies, we have a synthetic lease commitment accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases, that requires us to maintain specified financial and reporting covenants, which we entered into in August 1997 and renegotiated in December 2002. In January 2003, we amended the lease commitment agreement to change one of the financial measurements in order to facilitate the acquisition of SANlight. There is a cross default provision between this facility and the credit line facility (refer to Note 12, Credit Agreements, Short-Term Debt and Convertible Subordinated Debt) such that a default on one facility constitutes a default on the other facility. Any failure to comply with these financial covenants without a bank group grant of a waiver or amendment for such non-compliance would result in the termination of the lease, resulting in the acceleration of our obligation to purchase the leased facilities for the stipulated sales price of approximately $50.0 million. This may result in our immediately having to purchase the facilities, or find a third party to purchase them, potentially at a substantial discount to their current appraised value. As described in greater detail in Note 18, Commitments and Contingencies, at the end of the term of the lease we must either renew the lease, purchase the facility for the stipulated sales price of approximately $50.0 million, or find a third party to purchase the facility (as to which third party sale we would guarantee any shortfall below the stipulated sales price up to a maximum amount of $43.9 million payable by us).

For a discussion of the potential impact should we violate any financial or reporting covenant in future quarters on the unsecured senior credit facility or the synthetic lease, see the section below titled “General Outlook”.

Capital Resources

In July 1997, we issued $287.5 million of 7% convertible subordinated notes. The notes had a maturity date of August 1, 2004, and were convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes were classified as long-term and were convertible into 6.2 million shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4.7 million shares of Maxtor common stock (or 16.405 shares per $1,000 note). We recorded a receivable from Maxtor of $95.8 million for the principal portion of the debt previously attributed to the HDD group and for which Maxtor agreed to reimburse us for both principal and associated interest payments. On August 21, 2003, we redeemed all these 7% convertible subordinated notes at 101% of the aggregate principal amount. The aggregate redemption price of the notes was $290.4 million, which included a premium paid of $2.9 million. On August 14, 2003, we received $96.8 million from Maxtor, which represents the full amount for Maxtor’s portion of the debt plus the premium on their portion of the notes due 2004.

On July 30, 2003, we issued $160.0 million in aggregate principal amount of 4.375% convertible subordinated notes due 2010, in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holder at any time prior to maturity, unless previously converted, into 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008. We received net proceeds from the notes of $155.2 million, after deducting commissions and expenses. We used the net proceeds from the sale of these notes, plus a portion of available cash, to redeem our 7% convertible subordinated notes due 2004. The principal amount of the 7% convertible subordinated notes plus the premium of 1%, net of the amount paid to us by Maxtor, was $193.6 million. The shortfall between this amount and the amount ultimately received for the 4.375% convertible subordinated notes was paid from existing cash balances.

At September 28, 2003, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the six months ended September 28, 2003. Our ability to repurchase common stock is restricted under our credit facilities.

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

The table below summarizes our commitments at September 28, 2003:

(In thousands)	< 1 year	1 year and < 2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt	$–	$–	$–	$160,000	$160,000

Short-term debt	976	–	–	–	976

Inventory purchase commitment	33,236	–	–	–	33,236

Operating lease-Colorado facility
- contingent obligation (1)	–	–	–	50,000	50,000

Other operating leases	13,604	11,096	7,213	13,341	45,254

Total Contractual Cash Obligations	$47,816	$11,096	$7,213	$223,341	$289,466

(1) Appraised value of the facility, the collateral that would be used to satisfy the contingent obligation, is $50 million.

General outlook

We continue to drive emphasis on controlling costs and improving gross margins in an effort to return to profitability and generate positive cash flows from operating activities.

We believe that our existing cash and capital resources, including cash we expect to generate from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is dependent upon our ability to generate acceptable levels of revenue, maintain or improve gross margins, and reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any significant cash payments or restriction associated with our credit facilities or synthetic lease.

Generation of net income and positive cash flow from operating activities in a consistent and sustained manner has been a historically important source of our available cash and funding needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset both the negative impact of increased competition in our product and market segments as well as the negative effects of the prolonged economic downturn between 2000 and 2002. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control including prevailing economic, competitive, financial and industry conditions, as well as various legal and other disputes, may prevent us from achieving the required financial objectives. Any inability to achieve this consistent and sustainable net income and cash flow profile could result in:

(i)	Restrictions on our ability to manage or fund our existing business operations, which could result in significant deterioration in our future results of operations and financial condition.

(ii)	Unwillingness on the part of our bank group partners who provide our credit line and synthetic lease (together, the “credit facilities”) to either:

	•	Renew the credit line facility prior to or at its June 2004 expiration;

	•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under both the credit line and the synthetic lease; and

	•	Approve any other amendments we might seek to obtain in order to improve our business.

Any lack of renewal, waiver or amendment, if needed, could result in the credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable on both of our credit facilities. This would include an acceleration in the requirement for Quantum to pay off the lease at its stipulated $50.0 million sales price and in the loss of our remaining standby letters of credit totaling $40.4 million. Any requirement to pay off (or fund) either or both of these two items would substantially restrict or reduce cash available to us.

(iii)

Further loss of financial flexibility. Our recent 4.375% convertible debt financing was completed on July 30, 2003, and these convertible notes are due on August 1, 2010. The redemption of our existing 7% convertible notes on August 21, 2003 resulted in a reduction of available cash to Quantum of approximately $38 million. This net cash reduction represents a significant percentage of our available cash to run our operations, thereby reducing our ability to absorb continued losses and cash flow consumption.

Consistent, continued losses would further impair our financial flexibility and could require that we attempt to raise additional funding in the capital markets sooner than we otherwise would have, and on terms less favorable to us, if available at all.

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

We are currently not profitable. If we are unable to generate positive cash flow from operating activities, our ability to service our debt and fund our other business requirements, as well as obtain additional capital in the future, could be jeopardized and our business could suffer.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions, research and development and other general corporate needs will depend upon our future financial performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If our losses from operations were to persist at current levels or worsen, we may not have sufficient cash resources to service our debt and maintain access to our debt facilities. We cannot provide assurance that we will generate sufficient cash flow from operations, or that future borrowings will be available on commercially reasonable terms or at all, or available in an amount sufficient to enable us to pay our debt or fund other liquidity needs. If we are unable to generate sufficient cash flow and/or are unable to service our outstanding debt obligations, we may have to reduce or delay capital expenditures planned for replacements, improvements and expansions, and/or sell assets, thereby affecting our ability to remain competitive and adversely affecting our business.

We must devote substantial resources to new product development, manufacturing, and sales and marketing activities to be competitive in our markets. Historically, cash flow from operating activities has provided us with a significant portion of the cash and liquidity that we have required in order to invest in product development, manufacturing and sales activities. Until or unless we return to profitable operations, we will have significantly less liquidity to invest in our business, which could have a material adverse impact on our business, results of operations, liquidity, and financial condition.

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

Goodwill and intangible assets used in SSG were reviewed for possible impairment upon the adoption on April 1, 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The impairment test conducted relative to goodwill resulted in a $94.3 million charge associated with the adoption of SFAS No. 142 in the first quarter of fiscal year 2003 and a $58.7 million impairment charge in the second quarter of fiscal year 2003. The goodwill and other intangible assets were determined not to be impaired in the first half of fiscal year 2004, based on projections of undiscounted and discounted net cash flows from SSG compared to the carrying value of the goodwill and other intangible assets. However, both tests use financial projections involving significant estimates and uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid further impairment charges. As a result, in the future, we may incur additional impairment charges related to SSG, which would adversely affect the group’s operating income, which could have a materially adverse impact on the results of our operations or our financial condition.

A large percentage of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales are concentrated among a few customers. Sales to our top five customers in the first half of fiscal year 2004 represented 49% of total revenue. These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold directly to our top five customers by our other original equipment manufacturer, or OEM, tape drive customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

The merger of Hewlett-Packard Company (or Hewlett-Packard) and Compaq Computer Corporation (or Compaq) during calendar year 2002 significantly increased the concentration of our sales and dependency on a single customer. In the first half of fiscal year 2004 approximately 26% of our revenue was derived from this merged entity, and, therefore, could be materially and adversely affected if Hewlett-Packard were to experience a significant decline in storage revenue whether due to customer loss or integration issues or otherwise. There is an additional risk since the combined entity owns a competing linear tape open, or LTO, brand of tape drive and media. Hewlett-Packard markets both the LTO and Super DLTtape platforms, whereas Compaq had exclusively marketed Super DLTtape for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLTtape and Super DLTtape products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

If any of our other top five customers were to significantly reduce, cancel or delay their orders from us, our results of operations could be materially adversely affected.

Competition has increased, and may increasingly intensify, in the tape drive and tape automation markets as a result of competitors introducing competing products based on new technology standards, which could materially and adversely affect our business, financial condition and results of operations.

We compete with companies that develop, manufacture, market and sell tape drive and tape automation products. Our principal competitors include Certance (U.S.) Holdings (or Certance (formerly known as Seagate Technology (U.S.) Holdings)), Exabyte Corporation (or Exabyte), Hewlett-Packard, International Business Machines Corporation (or IBM), Sony Corporation (or Sony), Advanced Digital Information Corporation, Overland Data Inc. and Storage Technology Corporation (or StorageTek). These competitors are aggressively trying to advance and develop new technologies to compete more successfully with products based on DLTtape and Super DLTtape technology. Hewlett-Packard, IBM and Certance formed a consortium to develop and have developed new LTO products. These products target the high-capacity data backup market and compete with our products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape and Super DLTtape drives and media. The lower demand resulting from the adverse economic conditions experienced over recent years has resulted in lower demand in the tape drive and tape automation markets in general, which has also resulted in increased price competition. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive and tape automation markets with greater resources and a potentially greater market reach with a product that competes directly with our Super DLTtape drives and Super DLTtape media. These factors, when combined with the current environment of intense competition, which has resulted in reduced shipments of our own products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition and operating results would be materially and adversely harmed.

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

We have experienced a downward trend in tape media and tape royalty revenues, primarily caused by year-over-year declines in media unit sales, and more recently, declines in media prices, which has had a negative effect on our profits and cash flow. If this trend were to continue or worsen, our business, financial condition and operating results may be even further materially and adversely affected.

Our royalty and media revenue is dependent on many factors, including the following factors:

•	The pricing actions of other media suppliers;
•	The size of the installed base of tape drives that use our tape cartridges;
•	The performance of our strategic licensing partners, which sell our tape media cartridges;
•	The relative growth in units of Super DLTtape drives, the media cartridges for which sell at a higher price than DLTtape cartridges;
•	The media consumption habits and rates of end users;
•	The pattern of tape drive retirements; and
•	The level of channel inventories.

Competition from other tape technologies has had a significant negative impact on our income from media as well as on our sales of tape drives. If this competition continues or intensifies, it would further erode media pricing and result in further reduced sales of Super DLTtape and DLTtape drives, which would lower the installed base of tape drives that utilize tape media. Since our royalty and media revenue is dependent upon media pricing and the quantity of media consumed by the installed base of our tape drives, reduced media prices, or a reduced installed tape drive base, would result in further reductions in our media and royalty revenue. This would materially and adversely affect our business, financial condition and results of operations.

We do not control licensee pricing or licensee sales of tape media cartridges. To the extent that our licensees significantly lower prices on the media products that they sell, such reduced pricing would lower our royalty revenue, which would materially and adversely affect our business, financial condition and operating results.

We receive a royalty fee based on sales of tape media cartridges by Fuji Photo Film Co., Ltd. (or Fuji), Hitachi Maxell, Ltd. (or Maxell), Imation Corporation (or Imation) and Sony. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. As a result, our royalty revenue varies depending on the level of sales and prices set by the licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would reduce our revenue and margins on this product. As a result, lower prices on our tape media cartridges would reduce both our direct and our indirect royalty revenue, which would materially and adversely affect our business, financial condition and operating results.

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

We anticipate taking continued steps towards reducing our cost structure. We may be unable to reduce our cost structure to a level appropriate in relation to our future sales and therefore these anticipated cost reductions may be disproportionate to our sales, thereby materially and adversely affecting our business, financial condition and operating results.

We have recognized significant restructuring charges during the past four years in order to reduce our cost of sales and operating expenses in light of adverse economic and industry conditions that occurred during this period. We anticipate taking continued steps to reduce our operating costs. These and other possible restructurings caused by changes in our business and industry will require us to make additional cash payments that can adversely affect our liquidity if large enough. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment and therefore these anticipated restructuring charges may be disproportionate to sales, thereby materially and adversely affecting our business, financial condition and operating results.

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

In certain product and geographic segments we heavily utilize distributors and value added resellers to perform the functions necessary to market and sell our products. To fulfill this role, the distributor must maintain an acceptable level of financial stability, creditworthiness and the ability to successfully manage business relationships with the customers it serves directly. Under our distributor agreements with these companies, each of the distributors determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to its customers. If the distributor is unable to perform in an acceptable manner, we may be required to reduce the amount of sales of our product to the distributor or terminate the relationship. We may also incur financial losses for product returns from distributors or for the failure or refusal of distributors to pay obligations owed to us. For instance, on May 7, 2003, Digital Storage, Inc., one of our media distributors, filed for Chapter 11 bankruptcy protection. As a result of this bankruptcy, we recorded a net bad debt charge of $1.8 million. Either scenario could result in fewer of our products being available to the affected market segments, reduced levels of customer satisfaction and/or increased expenses, which could in turn have a material and adverse impact on our business, results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 149 United States patents and have 137 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Third party infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. For instance, see Note 13 for a description of StorageTek’s patent infringement suit against us. While we currently believe the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results may be materially and adversely affected.

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

In the past we incurred both a period expense and a cash charge because of a decline in the appraised value of this facility. We have the facility independently appraised on a periodic basis. Any future declines in the appraised value of the facility would result in both a period expense and a cash charge, which could be material and adverse to our financial condition.

Our synthetic lease requires us to maintain specified financial covenants. If we fail to comply with these financial covenants and are unable to obtain a waiver, or amend the lease, for such future non-compliance, it would cause us to default under our credit agreement and synthetic lease and the lessor could terminate the lease, resulting in the acceleration of our obligation to purchase the leased facility at either the full $50.0 million value or the $43.9 million guaranteed value, either of which could have a material adverse effect on our financial condition and liquidity.

In previous quarters we violated certain financial covenants under our credit agreement and synthetic lease. If in the future we violate financial covenants, it could materially and adversely impact our financial condition and liquidity.

In April 2000, we entered into an unsecured senior credit agreement with a group of nine banks, providing a $187.5 million revolving credit line that would have expired in April 2003. In previous quarters we violated certain financial covenants under this credit agreement and received waivers or amendments for such violations. In December 2002, we terminated this facility and entered into a secured senior credit agreement with a group of five banks, providing a $100.0 million revolving credit line that expires in June 2004. As of September 28, 2003, $90.4 million of this credit line was committed to standby letters of credit, of which $50.0 million secures our obligation to the lessor under our synthetic lease. In December 2002, we also entered into a synthetic lease that contained the same financial covenants as our credit agreement. In July 2003, we amended our credit agreement and our synthetic lease to, among other things, change certain financial covenants and events of default and allow for redemption of our 7% Convertible Subordinated Notes due 2004. We violated the EBITDA covenant in the first quarter of fiscal year 2004, for which we obtained an amendment.

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

Without the availability of the credit agreement, we will have to rely on operating cash flows and debt or equity arrangements other than the credit agreement, if such alternative funding arrangements are available to us at all, in order to maintain sufficient liquidity. If we were not able to obtain sufficient cash from our operations or from these alternative funding sources under such circumstances, our operations, financial condition and liquidity would be materially and adversely affected.

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

The tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of HDD provided for the allocation of certain liabilities related to taxes. Maxtor and we presently disagree about the amounts owed by each party under that agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date. However, there can be no assurance that we will be successful in asserting our position. If disputes regarding contested amounts cannot be resolved favorably, we may incur significant liabilities and costs, including litigation costs, as well as costs to settle the related obligations. An unfavorable settlement or litigation outcome could have a material adverse effect on our business, financial condition and operating results.

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

If Maxtor were unable to pay its share of any obligations, we would be required to pay and that could have a material adverse impact on our results of operations and financial position.

Maxtor’s failure to perform under the agreements in connection with contingent liabilities would harm our business, financial condition and operating results.

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

Three institutional investors own approximately 47% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the Quantum DSS shares they currently own, that may cause our stock price to be more volatile.

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

Our cash equivalents and short-term investments consist primarily of short-term fixed income funds and money market funds. The main objective of these investments is to maintain principal while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would result in an approximate $2.7 million annual decrease in interest income.

In April 2000, we entered into an unsecured senior credit facility with a group of banks providing a $187.5 million revolving credit line that would have expired in April 2003. In December 2002, we terminated this facility and entered into a secured senior credit facility with a group of five banks, providing us with a $100.0 million revolving credit line that expires in June 2004. Our credit facilities are comprised of a $100.0 million revolving line of credit expiring in June 2004, a synthetic lease expiring in December 2008 and $160.0 million of 4.375% convertible subordinated notes due 2010 (refer to note 12, Credit Agreements, Short-Term Debt and Convertible Subordinated Debt). The borrowings under the revolving credit line and synthetic lease bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to six months.

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

Equity Security Risk

We hold equity investments in companies in the high-technology industry sector that are not currently publicly traded. These investments are recorded at cost, adjusted for other than temporary impairment and are included in other long-term assets. We do not attempt to reduce or eliminate exposure on these securities. At September 28, 2003, the carrying value of these investments was $4.2 million.

A 20 percent impairment charge would result in an approximate $0.8 million decrease in the fair value of our equity investments.

Item 4.   Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

QUANTUM CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal proceedings The information contained in Note 13 to the Condensed Consolidated Financial Statements is incorporated into this Part II, Item 1 by reference.

Item 5.	Other information
During the quarter ended September 28, 2003, certain audit-related and tax services were performed by Ernst & Young LLP that were pre-approved by Quantum’s Audit Committee.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(6)	Certificate of Designation for the Series B Participating Junior Preferred Stock

3.3(2)	Amended and Restated By-laws of Registrant, as amended

3.4 (3)	Amendment to Amended and Restated By-laws of Registrant, effective April 23, 2003

4.1(4)	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

4.2(5)	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002

4.3(5)	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management

10.1(6)	Indenture, dated as of July 30, 2003, between the Company and U.S. Bank National Association

10.2(6)	Form of Note (included in Exhibit 10.1)

10.3(6)	Resale Registration Rights Agreement, dated as of July 30, 2003, between the Company, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and McDonald Investments Inc.

10.4(6)	Notice of Transfer

10.5***	Amendment, dated as of April 1, 2003, to Master Supply and Intellectual Property License Agreement, dated December 10, 2002, between Registrant and Jabil Circuit, Inc.

10.6

First Amendment, dated as of January 31, 2003, to Participation Agreement, dated as of December 17, 2002, by and among Registrant, as Lessee, Selco Service Corporation, as Lessor, Comerica Bank-California, Fleet National Bank and Keybank National Association, as Participants, and Keybank National Association, as Agent for the Participants

10.7

First Amendment, dated as of January 31, 2003, to Credit Agreement (18-Month), dated as of December 17, 2002, by and among Registrant, each Lender, and Keybank National Association, as Administrative Agent, Issuing Lender and Lender

10.8

Second Amendment, dated as of July 21, 2003, to Participation Agreement, dated as of December 17, 2002, by and among Registrant, as Lessee, Selco Service Corporation, as Lessor, Comerica Bank-California, Fleet National Bank and Keybank National Association, as Participants, and Keybank National Association, as Agent for the Participants

10.9

Second Amendment, dated as of July 21, 2003, to Credit Agreement (18-Month), dated as of December 17, 2002, by and among Registrant, each Lender, and Keybank National Association, as Administrative Agent, Issuing Lender and Lender

10.10	Employment Agreement, dated as of September 25, 2003, between Registrant and Jerald L. Maurer

10.11	Separation Agreement, dated as of July 23, 2003, between Registrant and Barbara H. Nelson

10.12 (7)	Nonemployee Director Equity Incentive Plan, effective September 3, 2003

24	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

***Confidential treatment has been requested for omitted portions.

1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001.
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 28, 2000.
3.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 30, 2003.
4.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
5.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002.
6.	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on October 9, 2003.
7.	Incorporated by reference to Registrant’s Schedule 14A, filed with the Securities and Exchange Commission on July 21, 2003.

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three months ended September 28, 2003:

On July 10, 2003, Quantum Corporation filed a Current Report on Form 8-K to revise revenue and earnings expectations for the fiscal first quarter ended June 29, 2003.

On June 30, 2003, Quantum Corporation filed a Current Report on Form 8-K announcing the filing of its annual report on Form 10-K for the fiscal year 2003, ended March 31, 2003.

On July 22, 2003, Quantum Corporation filed a Current Report on Form 8-K, to report its operating results for the fourth quarter of fiscal year 2003.

On July 30, 2003, Quantum Corporation filed a Current Report on Form 8-K, announcing that it intended to offer $160 million aggregate principal amount of convertible subordinated notes through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION (Registrant)

Date: November 12, 2003	By:	/s/ Michael J. Lambert
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer