Form 10-Q
period 2003-12-28
QUANTUM CORP /DE/
filed 2004-02-11
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

As of the close of business on February 9, 2004, approximately 180.0 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Product revenue	$171,900	$180,388	$501,729	$497,125
Royalty revenue	33,483	48,382	100,744	138,548

Total revenue	205,383	228,770	602,473	635,673
Cost of revenue	140,322	156,607	415,742	441,311

Gross margin	65,061	72,163	186,731	194,362
Operating expenses:
Research and development	24,373	27,683	77,500	82,694
Sales and marketing	24,163	24,400	73,135	77,535
General and administrative	13,391	15,684	40,513	55,398
Goodwill impairment	—	—	—	58,689
Special charges	4,584	9,401	8,160	24,121

	66,511	77,168	199,308	298,437

Loss from operations	(1,450)	(5,005)	(12,577)	(104,075)
Equity investment write-downs	—	—	—	(17,061)
Interest and other income	527	3,878	5,573	8,904
Interest expense	(2,893)	(5,988)	(14,447)	(18,250)
Loss on debt extinguishment	—	—	(2,565)	—

Loss before income taxes	(3,816)	(7,115)	(24,016)	(130,482)
Income tax provision (benefit)	2,660	(1,193)	29,914	(5,159)

Loss from continuing operations	(6,476)	(5,922)	(53,930)	(125,323)

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	1,043	(9,607)	1,043	(38,235)

Income (loss) from discontinued operations	1,043	(9,607)	1,043	(38,235)

Loss before cumulative effect of an accounting change	(5,433)	(15,529)	(52,887)	(163,558)
Cumulative effect of an accounting change	—	—	—	(94,298)

Net loss	$(5,433)	$(15,529)	$(52,887)	$(257,856)

Loss per share from continuing operations
Basic	$(0.04)	$(0.04)	$(0.31)	$(0.79)
Diluted	$(0.04)	$(0.04)	$(0.31)	$(0.79)

Income (loss) per share from discontinued operations
Basic	$0.01	$(0.06)	$0.01	$(0.24)
Diluted	$0.01	$(0.06)	$0.01	$(0.24)

Cumulative effect per share of an accounting change
Basic	$—	$—	$—	$(0.59)
Diluted	$—	$—	$—	$(0.59)

Net loss per share
Basic	$(0.03)	$(0.09)	$(0.30)	$(1.62)
Diluted	$(0.03)	$(0.09)	$(0.30)	$(1.62)

Weighted average common and common equivalent shares
Basic	176,550	163,907	175,002	159,094
Diluted	176,550	163,907	175,002	159,094

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 28, 2003 (Unaudited)	March 31, 2003 (1)
Assets
Current assets:
Cash and cash equivalents	$219,930	$221,734
Short-term investments	35,047	97,055
Accounts receivable, net of allowance for doubtful accounts of $10,432 and $8,927	123,851	133,760
Inventories	54,463	61,735
Deferred income taxes	35,052	46,370
Service inventories	50,446	49,104
Other current assets	29,166	26,080

Total current assets	547,955	635,838

Long-term assets:
Property and equipment, net	44,895	59,092
Goodwill	44,179	40,916
Purchased technology, net	47,918	57,485
Other intangible assets, net	17,472	21,959
Other long-term assets	11,892	10,606
Receivable from Maxtor Corporation	—	95,833

Total long-term assets	166,356	285,891

	$714,311	$921,729

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,402	$104,495
Accrued warranty	41,283	49,582
Short-term debt	976	—
Other accrued liabilities	105,460	99,899

Total current liabilities	208,121	253,976

Long-term liabilities:
Deferred income taxes	35,052	25,091
Convertible subordinated debt	160,000	287,500

Total long-term liabilities	195,052	312,591

Stockholders’ equity:
Common stock	250,447	243,426
Retained earnings	60,691	111,736

Total stockholders’ equity	311,138	355,162

	$714,311	$921,729

(1)	Derived from the March 31, 2003 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2003.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended,
	December 28, 2003	December 29, 2002
Cash flows from operating activities:
Loss from continuing operations including cumulative effect of an accounting change	$(53,930)	$(219,621)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Cumulative effect of an accounting change	—	94,298
Depreciation	23,049	27,955
Amortization	15,358	10,449
Goodwill write-down	—	58,689
Deferred income taxes	21,279	(15,091)
Compensation related to stock incentive plans	409	1,154
Equity investment write-down	—	17,061
Impairment of former manufacturing facility	2,335	—
Changes in assets and liabilities:
Accounts receivable	9,909	15,245
Inventories	7,272	34,569
Accounts payable	(44,093)	25,940
Accrued warranty	(8,299)	(2,213)
Income taxes payable	1,923	(11,755)
Other assets and liabilities	11,902	(7,582)

Net cash provided by (used in) operating activities of continuing operations	(12,886)	29,098
Net cash used in operating activities of discontinued operations	—	(13,140)

Net cash provided by (used in) operating activities	(12,886)	15,958

Cash flows from investing activities:
Purchases of short-term investments	(1,502,683)	(448,925)
Proceeds from sale of short-term investments	1,564,880	349,925
Proceeds from sale of equity securities	—	11,000
Investment in SANlight Inc. (net of cash acquired)	—	(776)
Investment in Benchmark Storage Innovations Inc. (net of cash acquired)	—	(3,020)
Purchases of property and equipment	(17,674)	(17,365)

Net cash provided by (used in) investing activities of continuing operations	44,523	(109,161)
Net cash provided by (used in) investing activities of discontinued operations	—	4,709

Net cash provided by (used in) investing activities	44,523	(104,452)

Cash flows from financing activities:
Receipt of 7% convertible subordinated notes allocated to Maxtor Corporation	95,833	—
Settlement of 7% convertible subordinated notes	(287,500)	—
Issuance of 4.375% convertible subordinated notes (net of commissions and expenses)	155,207	—
Principle payments of short-term debt	—	(41,363)
Proceeds from issuance of common stock, net	3,019	3,064

Net cash used in financing activities of continuing operations	(33,441)	(38,299)
Net cash provided by financing activities of discontinued operations	—	97

Net cash used in financing activities	(33,441)	(38,202)

Decrease in cash and cash equivalents from continuing operations	(1,804)	(118,362)
Decrease in cash and cash equivalents from discontinued operations	—	(8,334)

Net decrease in cash and cash equivalents	(1,804)	(126,696)
Cash and cash equivalents at beginning of period	221,734	343,878

Cash and cash equivalents at end of period	$219,930	$217,182

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$20,105	$9,336

Income taxes	$6,206	$21,549

Notes payable issued for achievement of certain earn out provisions of M4 Data (Holdings) Ltd. acquisition	$976	$443

Common stock issued for achievement of certain earn out provisions of Benchmark Storage Innovations Inc. acquisition	$3,591	$—

Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee stock options	$337	$4,868

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:    Description of Business

Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) has two data storage business segments: the DLT business and the Storage Solutions business. DLT designs, develops, manufactures, licenses, services, and markets tape drives (DLTtape and Super DLTtape drives), and media cartridges (DLTtape and Super DLTtape media cartridges). The Storage Solutions business consists of tape automation systems and services and includes disk-based enhanced backup solutions.

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

Since the sale of HDD, Quantum’s business has included the two business segments described above: DLT and Storage Solutions.

In April 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd., (“M4 Data”) a privately held data storage company based in the United Kingdom, to leverage M4 Data’s complementary high performance and scalable tape automation products and technologies. In November 2002, Quantum completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”), a privately held company. The acquisition enabled Quantum to expand its tape business by adding Benchmark’s complementary products. In March 2003, Quantum completed the acquisition of the remaining outstanding shares of SANlight Inc. (“SANlight”) that it did not already own. The acquisition provided Quantum with software technology and expertise that it can leverage in its enhanced disk-based backup solutions.

Quantum sold its Network Attached Storage (“NAS”) business, which was part of Storage Solutions, to SNAP Appliance, Inc. (formerly known as Broadband Storage, Inc.), a privately held company, in October 2002. Quantum engaged in the NAS business following the acquisition of Meridian Data, Inc., in September 1999 and of certain assets of Connex in August 2001.

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

Pro forma net loss and net loss per share information, as required by SFAS No. 123, has been determined as if Quantum had accounted for its employee stock options under the fair value method of SFAS No. 123. The estimated fair value of the options is amortized to expense over the vesting period of the options.

The following table presents the effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method:

(In thousands, except per-share data)	Three Months Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Reported net loss	$(5,433)	$(15,529)	$(52,887)	$(257,856)
Add back employee stock option expense	150	264	409	1,154
Option fair value amortization	(3,295)	(3,952)	(12,726)	(15,468)

Pro forma net loss	$(8,578)	$(19,217)	$(65,204)	$(272,170)

Reported net loss per share	$(0.03)	$(0.09)	$(0.30)	$(1.62)
Net effect per share of option fair value amortization	(0.02)	(0.02)	(0.07)	(0.09)

Basic and diluted pro forma net loss per share	$(0.05)	$(0.11)	$(0.37)	$(1.71)

The weighted-average grant date fair values reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans Three Months Ended		Stock Purchase Plan Three Months Ended

	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Option life (in years)	3.05	3.01	1.75	1.33
Risk-free interest rate	1.86%	1.48%	1.48%	2.19%
Stock price volatility	0.81	0.68	0.68	0.69
Dividend yield	–	–	–	–

	Stock Option Plans Nine Months Ended		Stock Purchase Plan Nine Months Ended

	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Option life (in years)	2.16	3.01	1.50	1.33
Risk-free interest rate	1.63%	1.48%	1.48%	2.19%
Stock price volatility	0.64	0.68	0.68	0.69
Dividend yield	–	–	–	–

The following is a summary of weighted-average grant date fair values using a Black-Scholes option pricing model:

(In thousands, except per-share data)	Three Months Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Options Plans	$1.68	$1.94	$1.34	$1.94

Restricted stock granted under the Long-Term Incentive Plan	n/a	$7.52	n/a	$7.52
Shares granted under the Stock Purchase Plan	$1.07	$2.13	$1.02	$2.13

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

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current period’s classification. Such reclassifications have not impacted previously reported net loss amounts. Specifically, automation units used for permanent demonstration and testing purposes have been reclassified from "Inventories" to "Property and Equipment, net" in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows have been adjusted to reflect this reclassification. Automation units that were permanently used for demonstration and testing purposes with a net carrying amount of $4.6 million and which were included in inventories at March 31, 2003 in Quantum’s Form 10-K have been reclassified to property and equipment in the Condensed Consolidated Balance Sheets. The purchases of property and equipment in the nine-month periods ended December 28, 2003 and December 29, 2002, as presented in the Condensed Consolidated Statements of Cash Flows, include $5.4 million and $4.9 million, respectively, of cost for automation units used for permanent demonstration and testing purposes.

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

Quantum sold its NAS business on October 28, 2002. The NAS business had been part of Quantum since the acquisition of Meridian Data, Inc. in September 1999 and of certain assets of Connex in August 2001. As a result of this disposition, the Condensed Consolidated Financial Statements and related notes have been restated to present the results of the NAS business as discontinued operations. Accordingly, in the Condensed Consolidated Statements of Operations, the operating results of the NAS business have been classified as "Income (loss) from discontinued operations, net of income taxes" for the three and nine-month periods ended December 28, 2003 and December 29, 2002. The cash flows from the NAS business have been presented as net cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows for the nine-month period ended December 29, 2002.

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

On October 7, 2002, Quantum entered into an agreement with a privately held third party to sell certain assets and assign certain contract rights related to its NAS business. The NAS assets that were sold included inventories for resale to customers, service inventories, fixed assets and intellectual property. The proceeds from the sale included approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer with an option to acquire additional equity securities, a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability in connection with the prior installed base of NAS products. The sale was completed on October 28, 2002. The secured promissory note was settled in the first quarter of fiscal year 2004 in exchange for the third party acquirer assuming additional obligations.

The following table summarizes the results of the NAS business:

(In thousands, except per-share data)	Three Months Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Revenue	$–	$190	$–	$19,899
Gross margin	402	(3,935)	402	(3,075)
Operating expenses	(641)	10,838	(641)	46,209
Income (loss) from operations	1,043	(14,773)	1,043	(49,284)
Income (loss) before income taxes	1,043	(14,620)	1,043	(49,156)
Income tax benefit	–	(5,013)	–	(10,921)
Net income (loss)	1,043	(9,607)	1,043	(38,235)

The income from operations in the three and nine-month periods ended December 28, 2003 consisted of a reversal of accrued warranty on NAS products sold by Quantum with the lapse of the warranty period and a reversal of remaining severance benefit accruals associated with certain employees impacted by the disposition of the NAS business, which would have been payable by Quantum had the employees been terminated by the acquirer of the NAS business within a set time from the acquisition date.

The losses from operations in the nine-month period ended December 29, 2002 included an impairment charge of $16.4 million. In the second quarter of fiscal year 2003, Quantum determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell. The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc. and certain assets of Connex.

The loss from operations in the nine-month period ended December 29, 2002 also included special charges of $4.3 million incurred in the first quarter of fiscal year 2003 related to the consolidation of sales and marketing activities within Storage Solutions. These charges primarily related to severance benefits for approximately 60 NAS employees who were terminated as a result of this restructuring plan.

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

The assessment of impairment conducted in the first quarter of fiscal year 2003, the quarter in which Quantum adopted SFAS No. 142, required Quantum to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. At the time of adoption, Storage Solutions was the only business unit with goodwill. The fair values of the reporting units underlying Storage Solutions were estimated using both a discounted cash flow and market approach methodology. The reporting units’ carrying amounts exceeded their fair values, indicating that the reporting units’ goodwill was impaired, therefore requiring Quantum to perform the second step of the transitional impairment test. In the second step, Quantum compared the implied fair values of the reporting units’ goodwill, determined by allocating the reporting units’ fair values to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations.

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

Note 6:    Goodwill and Intangible Assets

The following table provides a summary of the change in the carrying amount of goodwill:

(In thousands)	Goodwill

Balance as of March 31, 2003	$40,916

Additional goodwill resulting from the achievement of certain earn out provisions of the Benchmark acquisition agreement	3,591

Reversal of excess accrual for severance liabilities related to Benchmark acquisition	(328)

Balance as of December 28, 2003	$44,179

The following tables provide a summary of the carrying amounts of intangible assets:

(In thousands)	December 28, 2003

	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$84,600	$(36,682)	$47,918
Trademarks	22,560	(9,138)	13,422
Non-compete agreements	2,556	(1,962)	594
Customer lists	14,100	(11,587)	2,513
Other	4,163	(3,220)	943

	$127,979	$(62,589)	$65,390

	March 31, 2003

	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$84,600	$(27,115)	$57,485
Trademarks	22,560	(6,914)	15,646
Non-compete agreements	2,556	(1,566)	990
Customer lists	14,100	(10,308)	3,792
Other	4,133	(2,602)	1,531

	$127,949	$(48,505)	$79,444

The total amortization expense related to intangible assets is provided in the table below:

(In thousands)	Three Months Ended		Nine Months Ended

	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002	Amortized by

Purchased technology	$3,189	$2,505	$9,567	$6,146	September 2008
Trademarks	741	673	2,224	1,506	September 2008
Non-compete agreements	132	–	396	–	February 2005
Customer lists	133	573	1,278	1,720	September 2008
Other	208	–	619	–	February 2005

	$4,403	$3,751	$14,084	$9,372

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Three Months Ended March 31, 2004	$4,404
Fiscal year 2005	17,448
Fiscal year 2006	16,253
Fiscal year 2007	14,025
Fiscal year 2008	9,699
Fiscal year 2009	3,561

Total	$65,390

Note 7:  Inventories

Inventories consisted of the following:

(In thousands)	December 28, 2003	March 31, 2003

Materials and purchased parts	$23,239	$32,415
Work in process	1,620	4,264
Finished goods	29,604	25,056

	$54,463	$61,735

Automation units that were permanently used for demonstration and testing purposes with a net carrying amount of $4.6 million and which were included in finished goods at March 31, 2003 in Quantum’s Form 10-K have been reclassified to property and equipment.

Note 8:  Service Inventories

Service inventories consisted of the following:

(In thousands)	December 28, 2003	March 31, 2003

Component parts	$16,782	$13,688
Finished units	33,664	35,416

	$50,446	$49,104

Note 9:  Accrued Warranty and Indemnifications

The following table details the change in the accrued warranty balance:

(In thousands)	Accrued Warranty

Balance at March 31, 2003	$49,582

Additional warranties issued	18,503
Adjustments for warranties issued in prior fiscal years	4,311
Costs of repair	(31,113)

Balance at December 28, 2003	$41,283

Quantum warrants its products against defects for periods ranging from one to three years. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Quantum’s estimate of future costs to satisfy warranty obligations was primarily based on estimates of future failure rates and its estimates of future costs of repair including materials consumed in the repair, and labor and overhead or outside service amounts necessary to perform the repair.

The estimates of future product failure rates were based on both historical product failure data and anticipated future failure rates. If future actual failure rates differ from its estimates, Quantum records the impact in subsequent periods. Similarly, the estimates of future costs of repair were based on both historical data and anticipated future costs. If future actual costs to repair were to differ from its estimates, Quantum would record the impact of these unforeseen cost differences in subsequent periods.

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

Note 10:    Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share:

(in thousands, except per-share data)	Three Months Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Loss from continuing operations	$(6,476)	$(5,922)	$(53,930)	$(125,323)
Income (loss) from discontinued operations	1,043	(9,607)	1,043	(38,235)
Cumulative effect of an accounting change	—	—	—	(94,298)

Net loss	$(5,433)	$(15,529)	$(52,887)	$(257,856)

Loss per share from continuing operations	$(0.04)	$(0.04)	$(0.31)	$(0.79)
Income (loss) per share from discontinued operations	0.01	(0.06)	0.01	(0.24)
Cumulative effect per share of an accounting change	—	—	—	(0.59)

Basic and diluted net loss per share	$(0.03)	$(0.09)	$(0.30)	$(1.62)

Weighted average shares outstanding used in computing basic and diluted net income per share	176,550	163,907	175,002	159,094

The computations of diluted net loss per share for the nine-month period ended December 28, 2003 and the three and nine-month periods ended December 29, 2002 exclude the effect of the 7% convertible subordinated notes issued in July 1997 and redeemed in August 2003, which were convertible into 6.2 million shares of Quantum common stock (21.587 shares per $1,000 note), because the effect would have been antidilutive. The computations of diluted net loss per share for the three and nine-month periods ended December 28, 2003, exclude the effect of the 4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note), because the effect would have been antidilutive.

Options to purchase 34.9 million shares and 34.8 million shares of Quantum common stock were outstanding at December 28, 2003, and December 29, 2002, respectively, but were not included in the computation of diluted net loss per share for the three and nine-month periods ended December 28, 2003, and December 29, 2002, respectively, because the effect would have been antidilutive.

Note 11:    Common Stock Repurchase

At December 28, 2003, there was approximately $87.9 million remaining on Quantum’s authorization to repurchase Quantum common stock. No stock repurchases were made during the nine months ended December 28, 2003. Quantum’s ability to repurchase common stock is restricted under its credit facilities.

Note 12:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(In thousands)	December 28, 2003	March 31, 2003
Convertible subordinated debt	$160,000	$287,500
Short-term debt	976	—

	$160,976	$287,500

Weighted average interest rate	4.38%	7.00%

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

In July 1997, Quantum issued $287.5 million of 7% convertible subordinated notes. The notes had a maturity date of August 1, 2004, and were convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes were classified as long-term and were convertible into 6.2 million shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4.7 million shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum recorded a receivable from Maxtor of $95.8 million for the principal portion of the debt previously attributed to the HDD group and for which Maxtor agreed to reimburse Quantum for both principal and associated interest payments. On August 21, 2003, Quantum redeemed all these 7% convertible subordinated notes at 101% of the aggregate principal amount. The aggregate redemption price of the notes was $290.4 million, which included a premium paid of $2.9 million. On August 14, 2003, Quantum received $96.8 million from Maxtor, which represented the full amount for Maxtor’s portion of the debt plus the premium on their portion of the notes due 2004.

Short-term debt

Quantum acquired all the outstanding stock of M4 Data on April 12, 2001 for approximately $58.0 million in consideration, including $41.4 million in debentures. The debenture holders called and received payment from Quantum for this $41.4 million in fiscal year 2003. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued and this occurred in the first quarter of fiscal year 2004. The outstanding debentures of $1.0 million that were issued in the first quarter of fiscal year 2004 based on revenues in the preceding fiscal year are immediately callable by the holders.

The debentures are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The debentures do not contain financial covenants, reporting covenants or cross default provisions.

Credit lines

In December 2002, Quantum entered into a secured senior credit facility with a group of five banks, providing a $100.0 million revolving credit line that expires in June 2004. Also in December 2002, Quantum entered into a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line. As of December 28, 2003, $90.4 million of this revolving credit line is committed to standby letters of credit, of which $50.0 million secures Quantum’s obligation to the lessor under its synthetic lease (see below and Note 18, Commitments and Contingencies). Borrowings under the revolving credit line bear interest at either the London interbank offering rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to nine months. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line. In several prior quarters Quantum violated certain of these financial covenants and received waivers or amendments for such violations. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of December 28, 2003, Quantum was in compliance with all of the credit line covenants.

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

On April 14, 2003, Quantum filed a patent infringement complaint in the U.S. District Court in the Northern District of California against Storage Technology Corporation (“StorageTek”). The suit alleges that StorageTek has engaged in the unlawful manufacture and sale within the United States of tape and tape drive products that infringe two separate Quantum patents. The suit seeks a permanent injunction against StorageTek as well as the recovery of monetary damages, including treble damages for willful infringement. On April 15, 2003, StorageTek filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in a tape drive. The suit seeks a permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. Quantum believes that StorageTek’s claims are without merit, that the patents are invalid and Quantum intends to defend the lawsuit vigorously. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute.

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

On December 30, 2003, a lawsuit was filed against Quantum and Maxtor Corporation in the U.S. District Court in the Northern District of California. The plaintiff, Matsushita Kotobuki Electronics Industries, Ltd. ("MKE"), alleges breach of contract, breach of fiduciary relationship, fraud, violation of California unfair business practices law, and unjust enrichment and charges, among other things, that certain Quantum intellectual property transferred to Maxtor in connection with the purchase by Maxtor of Quantum's hard disk drive business belongs to MKE. MKE seeks a declaratory judgment that it is the sole owner of the specified intellectual property, as well as unspecified damages, attorneys' fees, costs, and interest. In addition, MKE seeks to recover amounts MKE paid in settlement to Papst. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the litigation. Quantum denies the allegations of the complaint, believes they are without merit and intends to vigorously defend against the claims asserted by MKE.

Note 14:    Special Charges

Special charges were recorded in the first nine months of fiscal years 2004 and 2003 related to plans to reduce operating costs and return to profitability.

Fiscal year 2004 special charges

In the first nine months of fiscal year 2004, Quantum implemented plans to reduce costs in an effort to return to profitability. The restructuring charges that resulted from these cost reduction efforts resulted from:

•	Plans to consolidate most of the operations supporting Quantum’s two business segments;
•	Additional headcount reductions and costs following the outsourcing of certain of Quantum’s manufacturing to Jabil in fiscal year 2003;
•	Plans to outsource manufacturing of certain automation products in the U.K; and
•	Other headcount reductions.

These plans to reduce costs impacted both of Quantum’s operating segments, DLT and Storage Solutions, as well as corporate functions.

Company-wide cost reduction activities

In November 2003, Quantum began consolidating most of the operations supporting its DLT and Storage Solutions businesses into one organization with consolidated operational functions and a combined sales force. Quantum recorded charges in the third quarter of fiscal year 2004 of $4.0 million for severance benefits for 110 employees located in Colorado Springs, Colorado, Irvine, California and San Jose, California.

DLT cost reduction activities

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

In addition, in the second quarter of fiscal year 2004, Quantum incurred a non-cash charge of $2.3 million to write down its former manufacturing facility in Malaysia to its appraised value, following Quantum vacating this facility as part of the outsourcing of certain manufacturing to Jabil.

Storage Solutions cost reduction activities

In the first and second quarters of fiscal year 2004, charges of $0.1 million and $0.5 million, respectively, were recorded for severance benefits for three and 20 employees, respectively, located in the U.K., mostly reflecting initial steps in the plan to eliminate an automation product manufacturing site in the U.K. In the third quarter of fiscal year 2004, additional charges of $0.6 million were recorded related to this plan for a portion of the severance benefits for 69 employees.

In the second quarter of fiscal year 2004, Quantum reversed a $0.5 million portion of previously recorded special charges. Of this amount, $0.2 million was originally recorded in the first quarter of fiscal year 2002 for vacant facility costs for a facility in Irvine, California, and the remaining $0.3 million was originally recorded in the second quarter of fiscal year 2003 related to severance charges recorded for site and function consolidation activities. The facility charges were reversed as a result of lower estimated vacant facilities costs and the severance charges were reversed due to costs being lower than originally anticipated.

Corporate severance

In the second quarter of fiscal year 2004, a charge of $0.4 million was recorded for separation costs related to an executive officer, as part of plans to reduce operating costs.

Fiscal year 2003 special charges

DLT cost reduction activities

In the second quarter of fiscal year 2003, a charge of $3.2 million was recorded for headcount reductions as part of the integration of Benchmark under a plan to have no net increase in headcount following the acquisition, which resulted in a reduction to DLT’s existing headcount. The charge related to severance benefits for 75 employees.

In the third quarter of fiscal year 2003, the following special charges were recorded by DLT:

•

A charge of $3.8 million related to severance for 870 employees who were terminated as a result of Quantum outsourcing its tape drive manufacturing and certain tape automation manufacturing to Jabil Circuit Inc. (“Jabil”);

•	A charge of $2.3 million was recorded in order to reduce future operating costs through a headcount reduction. The charge related to severance benefits for 44 employees; and
•	A charge of $1.3 million was recorded for vacant facilities’ costs following the renegotiation and extension of an operating lease (refer to note 18, ‘Commitments and Contingencies’).

Storage Solutions cost reduction activities

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded for severance benefits for 30 employees who were terminated as part of a plan to consolidate sales and marketing activities within Storage Solutions.

In the second quarter of fiscal year 2003, a charge of $7.2 million was recorded as part of a plan to outsource sub-assembly manufacturing of Quantum’s P-Series enterprise tape libraries, consolidate the number of research and development sites for disk-based backup and tape automation, and centralizing sales and marketing support functions.  The charge included severance benefits for 140 employees, fixed asset write-offs and vacant facility charges.

In the third quarter of fiscal year 2003, Storage Solutions recorded the following amounts:

•	A special charge of $2.6 million related to severance costs for 41 employees. The severance costs were mostly related to the elimination of engineering in the UK and reduced sales in Japan; and
•

A special charge of $0.7 million was reversed on Quantum’s statement of operations related to special charges recorded in the second quarter of fiscal year 2003 for U.K. vacant facilities due to a favorable renegotiation of the lease terms.

Corporate severance

In the second quarter of fiscal year 2003, a charge of $3.7 million was recorded primarily for separation costs related to Quantum’s former Chief Executive Officer, who remains on Quantum’s Board of Directors.

European operations reorganization

In the first quarter of fiscal year 2003, Quantum reversed a charge of $0.4 million on its statement of operations related to special charges originally recorded in the second quarter of fiscal year 2002 for the closure of its Geneva, Switzerland sales office. Quantum reversed the special charge because the landlord was able to sublease the space to a new tenant on terms more favorable than originally anticipated.

Special charge activity and future payouts

The following two tables show the activity for the nine months ended December 28, 2003 and the estimated timing of future payouts for cost reduction plans (for a complete discussion of Quantum’s special charge activity in prior years, refer to Note 8 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2003):

Discontinuation of Manufacturing in Colorado Springs

(In thousands)	Facilities
Balance March 31, 2003	$2,384
Cash payments	(306)

Balance June 29, 2003	$2,078
Cash payments	(306)

Balance September 28, 2003	$1,772
Cash payments	(306)

Balance December 28, 2003	$1,466

Estimated timing of future payouts:
4th Quarter of Fiscal Year 2004	$306
Fiscal Year 2005 to 2008	1,160

$1,446

The cash payments in the three months ended December 28, 2003 represented vacant facilities lease payments of $0.3 million. The remaining special charge accrual reflects a vacant space accrual of $1.5 million related to Quantum’s facility in Colorado Springs, Colorado, which will be paid over the lease term through the third quarter of fiscal year 2008.

Other Restructuring Programs

(In thousands)	Severance and Benefits	Facilities	Other	Total
Balance at March 31, 2003	$1,338	$1,464	$886	$3,688
DLT special charges	296	—	47	343
Storage Solutions special charges	133	—	—	133
Cash payments	(839)	(245)	(8)	(1,092)
Non-cash charges	—	—	(47)	(47)

Balance at June 29, 2003	$928	$1,219	$878	$3,025
DLT special charges	349	—	—	349
Storage Solutions special charges	487	—	—	487
Corporate severance	432	—	—	432
Facility impairment	—	2,335	—	2,335
Cash payments	(1,182)	(253)	(878)	(2,313)
Non-cash charges	—	(2,335)	—	(2,335)
Restructuring charge benefit	(339)	(164)	—	(503)

Balance at September 28, 2003	$675	$802	$—	$1,477
Special charges related to plan to integrate business groups	4,023	—	—	4,023
Storage Solutions special charges	561	—	—	561
Cash payments	(919)	(231)	—	(1,150)

Balance at December 28, 2003	$4,340	$571	$—	$4,911

Estimated timing of future payouts:
4th Quarter of Fiscal Year 2004	$3,291	$121	$—	$3,412
Fiscal Year 2005 to 2006	1,049	450	—	1,499

	$4,340	$571	$—	$4,911

The cash payments in the three months ended December 28, 2003 represented severance payments of $0.9 million and vacant facilities lease payments of $0.2 million. The $4.9 million remaining special charge accrual at December 28, 2003 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during the fourth quarter of fiscal year 2004 and the facilities charges relating to vacant facilities in Irvine, California, will be paid over the lease term, which is through the third quarter of fiscal year 2006.

Note 15:    Comprehensive Loss

Total comprehensive loss, net of tax, if any, for the three and nine months ended December 28, 2003, and December 29, 2002, are presented in the following table:

	Three Months Ended		Nine Months Ended
(in thousands)	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net loss	$(5,433)	$(15,529)	$(52,887)	$(257,856)
Foreign currency translation adjustment	1,157	285	1,843	1,499

Total comprehensive loss	$(4,276)	$(15,244)	$(51,044)	$(256,357)

Note 16:    Business Segment Information

Quantum has two data storage business segments: the DLT business and the Storage Solutions business. These reportable segments include two distinct product groups. DLT consists of tape drives and related tape media cartridges. Storage Solutions consists of tape automation systems and service, and hard disk drive based enhanced backup solutions. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

Quantum evaluates segment performance based on operating income (loss). Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(In thousands)	Three Months Ended

	December 28, 2003			December 29, 2002

	DLT	Storage Solutions	Total	DLT	Storage Solutions	Total

Total revenue	$139,722	$71,293	$211,015	$173,365	$64,313	$237,678
Inter-segment revenue	(5,632)	–	(5,632)	(8,908)	–	(8,908)

Revenue from external customers	134,090	71,293	205,383	164,457	64,313	228,770
Cost of revenue	84,702	55,620	140,322	111,098	45,509	156,607

Gross margin	49,388	15,673	65,061	53,359	18,804	72,163

Research and development	16,143	8,230	24,373	18,615	9,068	27,683
Sales and marketing	9,152	15,011	24,163	10,478	13,922	24,400
General and administrative	8,279	5,112	13,391	8,700	6,984	15,684
Special charges	866	3,718	4,584	7,513	1,888	9,401

Total operating expenses	34,440	32,071	66,511	45,306	31,862	77,168

Operating income (loss)	$14,948	$(16,398)	$(1,450)	$8,053	$(13,058)	$(5,005)

(In thousands)	Nine Months Ended

	December 28, 2003			December 29, 2002

	DLT	Storage Solutions	Total	DLT	Storage Solutions	Total

Total revenue	$421,003	$201,873	$622,876	$495,935	$165,457	$661,392
Inter-segment revenue	(20,403)	–	(20,403)	(25,719)	–	(25,719)

Revenue from external customers	400,600	201,873	602,473	470,216	165,457	635,673
Cost of revenue	260,593	155,149	415,742	324,594	116,717	441,311

Gross margin	140,007	46,724	186,731	145,622	48,740	194,362

Research and development	51,529	25,971	77,500	56,149	26,545	82,694
Sales and marketing	28,004	45,131	73,135	35,589	41,946	77,535
General and administrative	25,656	14,857	40,513	34,643	20,755	55,398
Goodwill impairment	–	–	–	–	58,689	58,689
Special charges	4,191	3,969	8,160	12,859	11,262	24,121

Total operating expenses	109,380	89,928	199,308	139,240	159,197	298,437

Operating income (loss)	$30,627	$(43,204)	$(12,577)	$6,382	$(110,457)	$(104,075)

	As of

(In thousands)	December 28, 2003			March 31, 2003

	DLT	Storage Solutions	Total	DLT	Storage Solutions	Total

Accounts receivable, net	$74,760	$49,091	$123,851	$91,415	$42,345	$133,760
Inventories	19,722	34,741	54,463	22,131	39,604	61,735
Service inventories	33,370	17,076	50,446	35,760	13,344	49,104
Property, plant and equipment, net	29,470	15,425	44,895	40,200	18,892	59,092
Goodwill and intangibles, net	39,822	69,747	109,569	39,861	80,499	120,360

Note 17:     Stock Incentive Plans

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) under which options to purchase 51.9 million shares of Quantum common stock were reserved for future issuance at December 28, 2003 to employees, officers and directors of Quantum. Options under the Plans were granted at prices determined by the Board of Directors, but at prices not less than the fair market value of the underlying common stock on the date of grant. Options currently expire no later than ten years from the date of grant and generally vest ratably over one to four years.

A summary of activity relating to Quantum’s Plans follows:

	Options (000s)	Weighted Average Exercise Price
Outstanding at March 31, 2003	33,174	$7.46
Granted	6,161	$3.01
Canceled	(4,109)	$8.36
Exercised	(337)	$2.23

Outstanding at December 28, 2003	34,889	$6.62

Exercisable at December 28, 2003	19,766	$8.32

The following tables summarize information about options outstanding and exercisable at December 28, 2003:

Range of Exercise Prices	Options Outstanding at December 28, 2003 (000s)	Weighted Average Exercise Price	Remaining Contractual Life (Years)
$ 0.96 – $ 2.95	10,271	$2.58	6.50
$ 2.97 – $ 3.44	4,191	$3.17	8.66
$ 6.11 – $ 8.69	9,340	$6.96	6.72
$ 8.79 – $10.93	6,835	$9.62	6.13
$12.02 – $24.11	4,252	$14.22	5.40

	34,889

Range of Exercise Prices	Options Exercisable at December 28, 2003 (000s)	Weighted Average Exercise Price

$ 0.96 – $ 2.95	2,957	$2.45
$ 2.97 – $ 3.44	1,197	$3.13
$ 6.11 – $ 8.69	6,092	$7.15
$ 8.79 – $10.93	5,543	$9.53
$12.02 – $24.11	3,977	$14.35

	19,766

The effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method is disclosed in Note 2, Pro Forma Stock Compensation Expense.

Note 18:     Commitments and Contingencies

Synthetic Lease

In August 1997, Quantum entered into a five-year synthetic lease agreement with a group of financial institutions (the “lessor”) for the construction and lease of a campus facility in Colorado Springs, Colorado, comprised of three buildings. The campus was the center of DLT’s operations until the transfer in fiscal year 2002 of tape drive production to Penang, Malaysia. The Colorado Springs facility now houses administrative and procurement resources and testing operations within one of the three buildings. The lease has been accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

In December 2002, Quantum renegotiated this lease, which now expires in December 2007. The total minimum lease payments from the fourth quarter of fiscal year 2004 until the scheduled expiration date in December 2007 were estimated to be approximately $4.0 million and approximate the lessor’s debt interest service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

The lease is secured by a standby letter of credit issued under Quantum’s revolving line of credit and a blanket lien on all of the assets of Quantum. The revolving line of credit expires in June 2004 and at that time Quantum will be required to post cash collateral to secure the lease, unless other financial arrangements are made that are acceptable to the lessor.

There is a cross default provision between this facility and the credit line facility (refer to Note 12, Credit Agreements, Short-Term Debt and Convertible Subordinated Debt) such that a default on one facility constitutes a default on the other facility. Given the cross default provision, in several prior quarters we violated certain financial covenants under this agreement and received waivers or amendments for such violations. If an event of default was to occur in the future and Quantum were unable to obtain a waiver, or amend the lease, for such non-compliance, the lessor could terminate the lease. This could result in Quantum immediately having to purchase the facilities, or find a third party to purchase them, potentially at a substantial discount to their current appraised value.

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

Commitments to purchase inventory

The DLT business outsourced tape drive manufacturing to a contract manufacturer, Jabil Circuit Inc. (“Jabil”), during the third quarter of fiscal year 2003. Storage Solutions has also increased its use of contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon a forecasted demand provided by Quantum. Quantum is responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current demand or for costs of excess or obsolete inventory.

At December 28, 2003, Quantum had issued non-cancelable purchase orders for $39.0 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current demand or for the costs of excess or obsolete inventory.

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

Note 19:    Income Taxes

The tax expense recorded for the three months ended December 28, 2003 was $2.7 million compared to a tax benefit of $1.2 million for the three months ended December 29, 2002. The tax expense for the three months ended December 28, 2003 reflected foreign withholding taxes incurred and no tax benefit for current period net operating losses and special charges. The tax benefit recorded in the three months ended December 29, 2002 reflected tax benefits related to operating losses and special charges, offset by a tax charge related to a foreign subsidiary’s purchase of international technology and marketing rights as a part of the acquisition of Benchmark.

The tax expense recorded for the nine months ended December 28, 2003 was $29.9 million compared to a tax benefit of $5.2 million for the nine months ended December 29, 2002. The tax expense recorded in the nine months ended December 28, 2003 reflected foreign withholding taxes incurred, no tax benefit on current period net operating losses and a $21.3 million charge to provide a valuation allowance against Quantum’s net deferred tax assets. The valuation allowance was recorded because Quantum believes that it cannot rely on projections of future taxable income to realize the deferred tax assets as a result of Quantum’s recent history of net losses and difficulty in predicting future results. The tax benefit recorded in the nine months ended December 29, 2002 reflected write-downs of equity investments, special charges, and tax charges related to the repatriation of offshore earnings connected with the outsourcing of Quantum’s tape drive manufacturing in Malaysia as well as for a foreign subsidiary’s purchase of Benchmark’s international technology and marketing rights.

Note 20:    Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period ending after March 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The synthetic lease disclosed in Note 18, Commitments and Contingencies, is subject to FIN 46 and Quantum is in the process of evaluating the financial statement impact, if any, of adoption of FIN No. 46.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our belief that the installed base of tape drives will result in continued demand for tape media cartridges, (2) our belief that media royalties will continue to be a significant source of our gross margins, operating income and cash flow, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our belief that we will take continued steps to reduce our operating costs, (5) our intention to provide a broader range of autoloaders and libraries from the desktop computer to the data center and expand our sales channels to sell our tape automation products to more customers, (6) our intention to pursue product initiatives in order to improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (7) our belief that strong competition in the tape drive and tape media markets will result in further price erosion and lower margins, (8) our expectation that we will realize annual cost savings from our current restructuring programs of approximately $45 million, (9) our expectation that any debentures that we issue after the date of this Quarterly Report on Form 10-Q in connection with our acquisition of M4 Data will total approximately $1 million annually through fiscal 2005, (10) our expectation that our future contractual cash obligations as of December 28, 2003 total approximately $293 million, (11) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (12) our expectation that we will make additional acquisitions in the future, (13) our intention to continue to invest in the development, promotion and sale of storage solutions, (14) our expectation that we will continue to devote considerable management and financial resources to improving existing products and introducing new ones, (15) our expectation that our consolidation of operations supporting DLT and Storage Solutions will be completed over the next several quarters and (16) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

BUSINESS DESCRIPTION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, is a global leader in storage, delivering highly reliable backup, archive and recovery solutions that meet demanding requirements for data integrity and availability with superior price performance. We are the world's largest supplier of half-inch cartridge tape drives, and our DLTtapeTM technology is the standard for tape backup, archiving, and recovery of business-critical data for the mid-range enterprise. We are also a leader in the design, sale and service of autoloaders and automated tape libraries used to manage, store and transfer data. Over the past year, we have been one of the pioneers in the emerging market of disk-based backup, offering solutions that emulate a tape library and are optimized for data protection.

Quantum’s stock symbol is DSS and this is the only stock symbol that represents Quantum. In the past, we had two separate classes of common stock. Until the beginning of fiscal year 2002, we operated our business through two separate business groups: the DLT & Storage Systems group (“DSS”) and the Hard Disk Drive group (“HDD”), which were represented by two classes of Quantum common stock, DSS common stock and HDD common stock, which were intended to track separately the respective businesses of the Company. Our stockholders approved the tracking stock structure on July 23, 1999, and on August 3, 1999, each authorized share of Quantum common stock was exchanged for one share of DSS common stock and one-half share of HDD common stock. On March 30, 2001, our stockholders approved the disposition of HDD to Maxtor Corporation (Maxtor). On April 2, 2001, each authorized share of HDD common stock was exchanged for 1.52 shares of Maxtor common stock. The DSS business now represents Quantum, and as such, DSS is no longer a tracking stock, but is now the only common stock for Quantum Corporation.

Business Summary

Quantum has two data storage business segments: the DLT business and the Storage Solutions business. Our DLT business consists of tape drive and tape media cartridge product lines. Our Storage Solutions business consists of tape automation systems and service and includes disk-based enhanced backup solutions.

While continuing to develop and introduce new products in the storage market during the first nine months of fiscal year 2004, we have also continued to take steps to reduce cost in order to return to profitability. In recent years, our business has experienced declining revenues, lower gross margins and operating losses. The factors driving these trends included, among other things, the generally weak economic conditions that persisted between 2000 and 2002 and which resulted in generally lower prices and unit sales because of reduced customer spending on Information Technology (“IT”), and increased competition from other computer equipment manufacturers. Because of these trends and the reduced corporate infrastructure that we required following the disposition of HDD to Maxtor at the beginning of fiscal year 2002, which represented a major corporate realignment for Quantum, we have taken numerous cost reduction actions. Spending on IT has increased in recent quarters and this has benefited our business. However, the overall impact of the negative trends has not been fully reversed or offset and we had operating losses in the first nine months of fiscal year 2004. While we expect revenue to increase in the future, the cost reduction steps we are taking are aimed at returning Quantum to profitability at current revenue levels.

Among the steps taken last fiscal year to improve operating results, we sold our Network Attached Storage (NAS) business in October 2002 to SNAP Appliance, Inc., (formerly known as Broadband Storage, Inc.), a privately held company. The NAS business was part of our Storage Solutions business. We had engaged in the NAS business following the acquisition of Meridian Data, Inc., in September 1999 and of certain assets of Connex in August 2001.

DLT

In our DLT business, we design, develop, license, service, and market tape drives - DLTtape and Super DLTtape drives (collectively referred to as “tape drives”), as well as tape media cartridges - DLTtape and Super DLTtape media cartridges (collectively referred to as “tape media cartridges”). The DLTtape drives are targeted at the “value” or “price sensitive” segment of the tape drive market. The Super DLTtape drives are targeted at the “performance sensitive” segment of the tape drive market in which we compete. We earn most of our revenue by selling tape drives and the tape media cartridges used by tape drives and earn most of our media revenue from royalties paid to us by manufacturers who license tape media cartridge technology from us. Super DLTtape technology has a higher storage capacity and transfer rate than DLTtape technology. Both DLTtape and Super DLTtape products are used to back up large amounts of data stored on network servers. DLTtape and Super DLTtape is our half-inch Digital Linear Tape technology that is the leader in mid-range UNIX and NT system backup and archive applications.

DLTtape and Super DLTtape drives store data on DLTtape and Super DLTtape media cartridges, respectively. Historical use of tape drives has shown that drives use many tape media cartridges per year in archival and backup processes. This historical use suggests that the installed base of tape drives will result in continued demand for tape media cartridges. Our tape media cartridges are manufactured and sold by licensed third party manufacturers and to a lesser extent, directly by us.

We receive a royalty on tape media cartridges sold by our licensees. We prefer that a substantial portion of our tape media cartridge sales occur through this license model because this minimizes our operational risks, asset investments and expenses and provides an efficient distribution channel. Currently, approximately 90% of our tape media cartridge unit sales occur through this license model. We believe that the large installed base of tape drives, and our licensing of tape media cartridges, are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, operating income and cash flow, and this trend is expected to continue.

The manufacturing of tape drives was outsourced to Jabil Circuit Inc. (“Jabil”) in fiscal year 2003, under an agreement dated August 29, 2002.

On November 13, 2002, we completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”), a privately held company. The acquisition has enabled us to expand our tape business by adding Benchmark’s complementary products to better serve the data protection needs of both new and existing customers in the value segment of the tape drive business. The acquisition combined our leadership in providing high-performance, high-capacity tape drives with Benchmark’s expertise in delivering high-quality tape products at a lower price for more value-oriented customers.

Storage Solutions

In our Storage Solutions business, we design, develop, manufacture, market and sell tape automation systems, disk-based backup solutions and related service and support. Our tape automation systems, including tape libraries and autoloaders, serve the entire tape library data storage market from desktop computers to enterprise-class computers. We offer a broad line of tape automation systems, which are used to manage, store and transfer data in enterprise networked computing environments. Our Storage Solutions business includes disk-based enhanced backup appliances.

With the Benchmark acquisition we expanded our tape automation business by adding Benchmark’s complementary low cost automation product to our product range.

In April 2001, we completed the acquisition of M4 Data (Holdings) Ltd. (“M4 Data”), a privately held data storage company based in the United Kingdom, to leverage M4 Data’s complementary high performance and scalable tape automation products and technologies to enhance the range of storage solutions offered to our customers.

In March 2003, we completed the acquisition of the remaining outstanding shares of SANlight, which we did not already own. The acquisition provided us with software technology and expertise that we planned to leverage in our enhanced backup solutions.

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

2. Significantly grow the tape automation business. To achieve this goal, we intend to provide a range of autoloaders and libraries from the desktop computer to the data center. Further, we intend to expand our sales channels to sell our tape automation products to more customers.

3. Build a new category of enhanced backup solutions (“EBS”). The goal of EBS is to improve the data backup process by offering a disk-based storage appliance with integrated storage management software, which enables a company to better leverage its existing infrastructure to significantly accelerate the data backup and restore process.

4. Build an efficient operational platform.Our goal is to continue to streamline our processes, optimize our cost structure and focus on reducing expenses in order to improve our operating and financial performance. We intend to pursue product initiatives, including quality programs, system architecture streamlining and supply chain improvement efforts, in order to improve gross margins, as well as other streamlining initiatives to increase operating efficiency and effectiveness and reduce operating costs.

Products

Our products include:

DLT business::

We offer tape drive products and tape media cartridges based on DLTtape™ technology, which are targeted to serve workgroup, mid-range and enterprise business needs.

•	Super DLTtape drives

The SDLT series includes drives that have native capacities of up to 300 gigabytes (GB) (600 GB compressed) and transfer rates of up to 36 megabytes (MB) per second (72 MB compressed). The SDLT 600 drive uses new Super DLTtape II media cartridges and can back-read cartridges written on the DLT VS160 drive and the SDLT 320 drive. The SDLT 600 also incorporates DLTSage, which is a new architecture-based suite of predictive and preventive maintenance diagnostic tools that enable users to more simply manage tape storage environments. The DLTSage architecture is built on standards that interface into current storage environments. The SDLT 320 and SDLT 220 drives use Super DLTtape I media cartridges and can back-read cartridges written on most DLTtape and DLTtape VS drives.

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

Storage Solutions business:

Quantum Tape Libraries™, Autoloaders and enhanced backup solutions automatically manage and protect business-critical data in network environments. Our modular solutions maximize customer investment with simple-to-manage systems for workgroup, departmental, mid-range, and enterprise-class applications. Our automated systems are fully compatible with major hardware platforms and are supported by nearly 30 popular data management software applications.

The Storage Solutions products are divided into the following two categories to reflect different go-to-market business models.

•	High-Volume Products

High-volume products are sold mainly through third party distributors, value-added resellers and OEMs, and include the ValueLoader™, the SuperLoader™ and the M-Series family of tape libraries featuring the M1500, M1800 and M2500.

The ValueLoader was added to our product portfolio with the acquisition of Benchmark in the third quarter of fiscal year 2003. The ValueLoader is designed for the desktop or standard 19 inch rack and uses a single DLT VS80, DLT VS160, SDLT320 or LTO-1 tape drive with an eight-cartridge capacity and provides up to 1.28TB of data storage and 57.6GB/hour throughput.

The SuperLoader tape library is a scalable tape autoloader that provides up to 3.2 terabytes (TB) of capacity and 108GB/hour throughput in a 2U (U is a standard of measure, 1.75” high) rack-mount form factor and is a modular, high-density tape automation solution designed for the workgroup environment. It contains one or two removable active magazines and is available with up to 16 cartridges and a bar code reader for high performance inventory management. The SuperLoader supports a single DLT1, SDLT320, LTO-1 or LTO-2 tape drive and comes standard with on-board web-based remote management.

Completing our high-volume line is the M-Series family of tape libraries. The M1500, M1800 and M2500 are modular automation systems which customers can integrate together as their storage needs grow. The M1500 is a modular library that is rack mountable and available in increments of one or two drives and 21 (DLT and Super DLT) or 25 (LTO) cartridges. The M1800 has double the performance and capacity of the M1500 and can accommodate up to four drives and 50 cartridges. The M2500 supports up to 6 drives and 84 cartridges and can be combined with the M1500 and/or M1800 to provide customers with scalability and investment protection. The M-Series now supports the SDLT600 tape drives for a capacity of 25.2TB and 777GB/hr throughput in a single M2500. The M-Series libraries easily scale up to 20 drives and 250 cartridges.

27

•	Enterprise Products

Enterprise products are sold mainly through value-added resellers, OEMs, and to direct accounts. These products require a higher level of customer engagement to complete a more complex storage solutions sale and include the P-Series libraries and our DX enhanced backup solutions.

P-Series Libraries

Quantum’s newest tape library is the PX720, the fifth generation enterprise tape automation platform developed by Quantum. Accommodating up to 20 SCSI or native Fibre Channel tape drives and up to 732 LTO/648 SDLT cartridges in a single chassis, the PX720 provides more than 2.5TB/hr of native throughput performance and 194TB native capacity. The PX720 includes fully redundant power and cooling, proactive component-level monitoring, remote library management and programmable load ports as standard offerings.

The P4000 and the P7000 feature Prism Library Architecture™ and are high-performance storage solutions for the enterprise data center. The 4000 scales to 322 data cartridges and 10 tape drives, providing up to 97TB of native capacity and 1.3TB/hour native throughput performance. The P7000 scales up to 679 data cartridges and 16 tape drives, providing up to 204TB native capacity and 2.1TB/hour native performance. Multiple P-Series libraries can be linked together to form a single library system providing up to 718TB capacity and 10.1TB/hour native performance.

Enhanced Backup Solutions

The Quantum DX-Series (DX30 and DX100) enhanced backup solutions significantly reduce backup and restore times and increase reliability by incorporating RAID-protected disks into the backup architecture (RAID denotes Redundant Array of Independent Disks, also known as Redundant Array of Inexpensive Disks). The Quantum DX30 provides up to 16TB of raw storage capacity, performance of up to 1TB/hr, and emulates up to six virtual tape drives.  The Quantum DX100 provides up to 64TB of raw storage capacity, performance of up to 2TB/hr, and emulates up to 24 virtual tape drives. By emulating a tape library, the DX-Series solutions require no changes to existing backup policies or processes and can be easily integrated into data center environments.

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

These allowances are based on the OEMs’ and distributors’ master agreements, programs in existence at the time the revenue is recognized, historical information, contractual limits and plans regarding price adjustments and product returns. Revenue from distributor arrangements is a significant portion of our total revenue. If we were unable to reliably estimate the amount of future price adjustments and product returns in any specific reporting period, then we would be required to defer recognition of the revenue until the right to future price adjustments and product returns lapsed and we were no longer under any obligation to reduce the price or accept the return of the product.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 28, 2003, the net amount of $109.6 million of goodwill and intangible assets represented 15% of total assets.

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

Special Charges

In recent periods and over the past several years, we recorded significant special charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken and consist of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges and other costs of exiting activities.

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

We believe that we cannot rely on projections of future taxable income to realize value from the deferred tax assets because of our history of net losses and the difficulty in predicting future results. Accordingly, we have recorded a valuation allowance of $21.3 million against our net deferred tax assets in the second quarter of fiscal year 2004.

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

RESULTS OF OPERATIONS

The results of DLT and Storage Solutions, the two segments that represent Quantum, are presented as “Results of Continuing Operations”. The results of operations of the NAS business, sold on October 28, 2002, are separately presented as “Results of Discontinued Operations”.

Results of Continuing Operations

Revenue

	Three Months Ended		Increase, (decrease)	% increase/ decrease
(Dollars in thousands)	December 28, 2003	December 29, 2002
Tape drives	$87,591	$92,476	$(4,885)	-5.3%
Tape media	18,648	32,507	(13,859)	-42.6%
Tape royalty	33,483	48,382	(14,899)	-30.8%

DLT	139,722	173,365	(33,643)	-19.4%
Storage Solutions	71,293	64,313	6,980	10.9%
Inter-group elimination*	(5,632)	(8,908)	3,276	36.8%

	$205,383	$228,770	$(23,387)	-10.2%

	Nine Months Ended		Increase, (decrease)	% increase/ decrease
(Dollars in thousands)	December 28, 2003	December 29, 2002
Tape drives	$265,233	$231,265	$33,968	14.7%
Tape media	55,026	126,122	(71,096)	-56.4%
Tape royalty	100,744	138,548	(37,804)	-27.3%

DLT	421,003	495,935	(74,932)	-15.1%
Storage Solutions	201,873	165,457	36,416	22.0%
Inter-group elimination*	(20,403)	(25,719)	5,316	20.7%

	$602,473	$635,673	$(33,200)	-5.2%

*	Represents inter-group sales of tape drives for incorporation into tape automation systems, for which the sales are included in Storage Solutions revenue.

Revenue in the three months ended December 28, 2003 was $205.4 million, compared to $228.8 million in the three months ended December 29, 2002. Revenue in the nine months ended December 28, 2003 was $602.5 million compared to $635.7 million in the nine months ended December 29, 2002. The overall decrease in both the three and nine-month comparisons reflected decreased DLT revenue, slightly offset by an increase in Storage Solutions revenue.

DLT Revenue:

DLT revenue decreased $33.7 million, or 19.4 percent, to $139.7 million in the three months ended December 28, 2003, compared to $173.4 million in the three months ended December 29, 2002. DLT revenue decreased $75.0 million, or 15.1 percent, to $421.0 million in the nine months ended December 28, 2003, compared to $496.0 million in the nine months ended December 29, 2002. The main causes for the decreases in revenue were a decrease in tape media revenue, and to a lesser extent, tape media royalty revenue, partially offset by an increase in tape drive revenue.

Tape drive revenue decreased $4.9 million, or 5.3 percent, to $87.6 million in the three months ended December 28, 2003, compared to $92.5 million in the three months ended December 29, 2002. Tape drive revenue increased $33.9 million, or 14.7 percent, to $265.2 million in the nine months ended December 28, 2003, compared to $231.3 million in the nine months ended December 29, 2002. The decline in tape drive revenue for the three-month comparison was mainly due to lower average unit prices, slightly offset by an increase in tape drive unit volume, reflecting sales of tape drive products added to our product family with the acquisition of Benchmark in the third quarter of fiscal year 2003. The increase in tape drive revenue for the nine-month comparison resulted mainly from sales of tape drives acquired from Benchmark. The lower average unit prices in the three and nine-month comparisons reflected competitive pricing in the markets in which we compete and a mix shift towards the Value Smart drives that we acquired from Benchmark.

Tape media revenue for direct sales of Quantum-branded media in the three months ended December 28, 2003 was $18.6 million, down $13.9 million, or 42.6 percent, from $32.5 million in the three months ended December 29, 2002. Tape media revenue for the nine months ended December 28, 2003 was $55.0 million, down $71.1 million, or 56.4 percent, from $126.1 million in the nine months ended December 29, 2002. The majority of the decline in tape media revenue for the three and nine-month comparisons was due to lower unit sales volume, and to a lesser extent, due to lower average unit prices.

Tape media royalty revenue in the three months ended December 28, 2003 was $33.5 million, down $14.9 million, or 30.8 percent, from $48.4 million in the three months ended December 29, 2002. Tape media royalty revenue in the nine months ended December 28, 2003 was $100.7 million, down $37.8 million, or 27.3 percent, from $138.5 million in the nine months ended December 29, 2002. The majority of the decline in tape media royalty revenue for the three-month comparison was due to lower average unit prices, partially offset by an increase in overall media market unit sales. In the nine-month comparison, the decline in tape media royalty revenue was due to lower average unit prices, and to a lesser extent, due to lower overall media market unit sales.

The decline in media royalties and direct sales volume reflects the impact on demand for our products from competition and the effect of lower tape drive unit sales in recent years. This weaker demand trend has also resulted in lower-than-expected media prices, further reducing royalties, which are based on our licensees’ media sales.

Storage Solutions Revenue:

Storage Solutions revenue in the three months ended December 28, 2003 was $71.3 million, up $7.0 million, or 10.9 percent, compared to $64.3 million in the three months ended December 29, 2002. Storage Solutions revenue in the nine months ended December 28, 2003 was $201.9 million, up $36.4 million, or 22.0 percent, compared to $165.5 million in the nine months ended December 29, 2002. The increase in revenue reflected our expanded product line and improved OEM sales. Revenue from sales of the ValueLoader, which we added to our product family and began selling with the acquisition of Benchmark, contributed the majority of this increase. Increased unit shipments of our SuperLoader and M-series products as well as increased service revenues, also contributed to the increase in revenue.

Gross Margin and Gross Margin Rate

(Dollars in thousands)	Three Months Ended		Decrease
	December 28, 2003	December 29, 2002
DLT gross margin	$49,388	$53,359	$(3,971)
Storage Solutions gross margin	15,673	18,804	(3,131)

Quantum gross margin	$65,061	$72,163	$(7,102)

DLT gross margin rate	35.3%	30.8%	4.5%
Storage Solutions gross margin rate	22.0%	29.2%	-7.2%
Quantum gross margin rate*	31.7%	31.5%	0.2%

(Dollars in thousands)	Nine Months Ended		Decrease
	December 28, 2003	December 29, 2002
DLT gross margin	$140,007	$145,622	$(5,615)
Storage Solutions gross margin	46,724	48,740	(2,016)

Quantum gross margin	$186,731	$194,362	$(7,631)

DLT gross margin rate	33.3%	29.4%	3.9%
Storage Solutions gross margin rate	23.1%	29.5%	-6.4%
Quantum gross margin rate*	31.0%	30.6%	0.4%

*Includes the impact of eliminating inter-group revenue.

DLT Gross Margin Rate:

The DLT gross margin rate in the three months ended December 28, 2003 increased to 35.3% from 30.8% in the three months ended December 29, 2002, an increase of 4.5 percentage points. The DLT gross margin rate in the nine months ended December 28, 2003 increased to 33.3% from 29.4% in the nine months ended December 29, 2002, an increase of 3.9 percentage points. These improvements in gross margin rates mainly reflect the impact of lower costs from outsourced manufacturing as well as a favorable sales mix shift, which resulted from increased shipments of higher-margin SDLT products and value segment drives following the acquisition of Benchmark. These gross margin rate increases, however, were partially offset by the materially downward trend in media revenues and royalties, which lowered the gross margin dollar contribution we received from our media business.

Storage Solutions Gross Margin Rate:

The Storage Solutions gross margin rate in the three months ended December 28, 2003, decreased to 22.0% from 29.2% in the three months ended December 29, 2002. The Storage Solutions gross margin rate in the nine months ended December 28, 2003 decreased to 23.1% from 29.5% in the nine months ended December 29, 2002. The decline of 7.2 percentage points and 6.4 percentage points in the three and nine-month comparisons, respectively, mainly resulted from a mix shift towards lower-margin products, slightly offset by higher unit sales volumes primarily contributed by the sales of ValueLoader following the acquisition of Benchmark in the third quarter of fiscal year 2003.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 28, 2003		December 29, 2002		Decrease
		% of segment revenue		% of segment revenue		% of segment revenue
DLT	$33,574	24.0%	$37,793	21.8%	$(4,219)	2.2%
Storage Solutions	28,353	39.8%	29,974	46.6%	(1,621)	-6.8%

Total Quantum	$61,927	30.2%	$67,767	29.6%	$(5,840)	0.6%

(Dollars in thousands)	Nine Months Ended
	December 28, 2003		December 29, 2002		Decrease
		% of segment revenue		% of segment revenue		% of segment revenue
DLT	$105,189	25.0%	$126,381	25.5%	$(21,192)	-0.5%
Storage Solutions	85,959	42.6%	89,246	53.9%	(3,287)	-11.4%

Total Quantum	$191,148	31.7%	$215,627	33.9%	$(24,479)	-2.2%

Operating expenses in the three months ended December 28, 2003 were $61.9 million, or 30.2 percent of revenue, down $5.8 million or 0.6 percentage points of revenue from the three months ended December 29, 2002. Operating expenses in the nine months ended December 28, 2003 were $191.1 million, or 31.7 percent of revenue, down $24.5 million or 2.2 percentage points of revenue from the nine months ended December 29, 2002.

Research and Development Expenses

(Dollars in thousands)	Three Months Ended
	December 28, 2003		December 29, 2002		Decrease
		% of segment revenue		% of segment revenue		% of segment revenue
DLT	$16,143	11.6%	$18,615	10.7%	$(2,472)	0.9%
Storage Solutions	8,230	11.5%	9,068	14.1%	(838)	-2.6%

Total Quantum	$24,373	11.9%	$27,683	12.1%	$(3,310)	-0.2%

(Dollars in thousands)	Nine Months Ended
	December 28, 2003		December 29, 2002		Decrease
		% of segment revenue		% of segment revenue		% of segment revenue
DLT	$51,529	12.2%	$56,149	11.3%	$(4,620)	0.9%
Storage Solutions	25,971	12.9%	26,545	16.0%	(574)	-3.1%

Total Quantum	$77,500	12.9%	$82,694	13.0%	$(5,194)	-0.1%

Research and development expenses in the three months ended December 28, 2003 were $24.4 million, or 11.9 percent of revenue, a decrease of $3.3 million from $27.7 million, or 12.1 percent of revenue, in the three months ended December 29, 2002. Research and development expenses in the nine months ended December 28, 2003 were $77.5 million, or 12.9 percent of revenue, a decrease of $5.2 million from $82.7 million, or 13.0 percent of revenue, in the nine months ended December 29, 2002.

DLT Research and Development Expenses:

DLT’s research and development expenses decreased $2.5 million to $16.1 million in the three months ended December 28, 2003, compared to $18.6 million in the three months ended December 29, 2002. DLT’s research and development expenses decreased $4.6 million to $51.5 million in the nine months ended December 28, 2003, compared to $56.1 million in the nine months ended December 29, 2002. The decrease in research and development expenses was mainly due to reduced product development costs and cost reduction actions. The increase in research and development expenses as a percentage of revenue in the three and nine-month comparisons reflected lower DLT revenue in the three and nine-month periods of fiscal year 2004 compared to the corresponding periods in fiscal year 2003.

Storage Solutions Research and Development Expenses:

Storage Solutions’ research and development expenses decreased $0.9 million to $8.2 million in the three months ended December 28, 2003, compared to $9.1 million in the three months ended December 29, 2002. Storage Solutions’ research and development expenses decreased $0.5 million to $26.0 million in the nine months ended December 28, 2003, compared to $26.5 million in the nine months ended December 29, 2002. The decrease in research and development expense in the three and nine-month comparisons was mainly due to the closure of M4 engineering facilities and other cost reduction actions that have resulted in reduced employee headcount. The decrease in research and development expenses as a percentage of revenue reflected higher revenue in the three and nine-month periods of fiscal year 2004 compared to the corresponding periods in fiscal year 2003.

Sales and Marketing Expenses

(Dollars in thousands)	Three Months Ended
	December 28, 2003		December 29, 2002		Increase/ (decrease)
		% of segment revenue		% of segment revenue		% of segment revenue
DLT	$9,152	6.6%	$10,478	6.0%	$(1,326)	0.6%
Storage Solutions	15,011	21.1%	13,922	21.6%	1,089	-0.5%

Total Quantum	$24,163	11.8%	$24,400	10.7%	$(237)	1.1%

(Dollars in thousands)	Nine Months Ended
	December 28, 2003		December 29, 2002		Increase/ (decrease)
		% of segment revenue		% of segment revenue		% of segment revenue
DLT	$28,004	6.7%	$35,589	7.2%	$(7,585)	-0.5%
Storage Solutions	45,131	22.4%	41,946	25.4%	3,185	-3.0%

Total Quantum	$73,135	12.1%	$77,535	12.2%	$(4,400)	-0.1%

Sales and marketing expenses in the three months ended December 28, 2003 were $24.2 million, or 11.8 percent of revenue, a decrease of $0.2 million from $24.4 million, or 10.7 percent of revenue, in the three months ended December 29, 2002. Sales and marketing expenses in the nine months ended December 28, 2003 were $73.1 million, or 12.1 percent of revenue, a decrease of $4.4 million from $77.5 million, or 12.2 percent of revenue, in the nine months ended December 29, 2002.

DLT Sales and Marketing Expenses:

DLT’s sales and marketing expenses decreased $1.3 million to $9.2 million in the three months ended December 28, 2003, compared to $10.5 million in the three months ended December 29, 2002. DLT’s sales and marketing expenses decreased $7.6 million to $28.0 million in the nine months ended December 28, 2003, compared to $35.6 million in the nine months ended December 29, 2002. The decrease in sales and marketing expenses in both the three and nine-month comparisons reflected lower spending on channel development programs, cost reduction actions and reduced headcount. The increase in sales and marketing expenses as a percentage of revenue in the three-month comparison reflected lower revenue, without a proportional reduction in sales and marketing expenses.

Storage Solutions Sales and Marketing Expenses:

Storage Solutions’ sales and marketing expenses increased $1.1 million to $15.0 million in the three months ended December 28, 2003, compared to $13.9 million in the three months ended December 29, 2002. Storage Solutions’ sales and marketing expenses increased $3.2 million to $45.1 million in the nine months ended December 28, 2003, compared to $41.9 million in the nine months ended December 29, 2002. The increase in sales and marketing expenses for the three and nine months ended December 28, 2003 was mainly due to increased employee headcount, higher commission expenses and increased marketing expenses. The decrease in sales and marketing expenses as a percentage of revenue reflected higher revenue in the three and nine-month periods of fiscal year 2004 compared to the corresponding periods in fiscal year 2003.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 28, 2003		December 29, 2002		Decrease
		% of segment revenue		% of segment revenue		% of segment revenue
DLT	$8,279	5.9%	$8,700	5.0%	$(421)	0.9%
Storage Solutions	5,112	7.2%	6,984	10.9%	(1,872)	-3.7%

Total Quantum	$13,391	6.5%	$15,684	6.9%	$(2,293)	-0.4%

(Dollars in thousands)	Nine Months Ended
	December 28, 2003		December 29, 2002		Decrease
		% of segment revenue		% of segment revenue		% of segment revenue
DLT	$25,656	6.1%	$34,643	7.0%	$(8,987)	-0.9%
Storage Solutions	14,857	7.4%	20,755	12.5%	(5,898)	-5.1%

Total Quantum	$40,513	6.7%	$55,398	8.7%	$(14,885)	-2.0%

General and administrative expenses in the three months ended December 28, 2003 were $13.4 million, or 6.5 percent of revenue, a decrease of $2.3 million from $15.7 million, or 6.9 percent of revenue, in the three months ended December 29, 2002. General and administrative expenses in the nine months ended December 28, 2003 were $40.5 million, or 6.7 percent of revenue, a decrease of $14.9 million from $55.4 million, or 8.7 percent of revenue, in the nine months ended December 29, 2002.

DLT General and Administrative Expenses:

DLT’s general and administrative expenses decreased $0.4 million to $8.3 million in the three months ended December 28, 2003, compared to $8.7 million in the three months ended December 29, 2002. DLT’s general and administrative expenses decreased $8.9 million to $25.7 million in the nine months ended December 28, 2003, compared to $34.6 million in the nine months ended December 29, 2002. The decrease in general and administrative expenses in the three-month comparison was mainly due to reduced headcount and cost reduction actions, slightly offset by additional legal costs incurred in the three months ended December 28, 2003 mostly related to lawsuits with StorageTek. The decrease in general and administrative expenses in the nine-month comparison was mainly due to the settlement of lawsuits related to Imation in the three months ended June 30, 2002 and to legal costs incurred in the nine months ended December 29, 2002 related to disputes with Maxtor.

Storage Solutions General and Administrative Expenses:

Storage Solutions’ general and administrative expenses decreased by $1.9 million to $5.1 million in the three months ended December 28, 2003, compared to $7.0 million in the three months ended December 29, 2002. Storage Solutions’ general and administrative expenses decreased by $5.9 million to $14.9 million in the nine months ended December 28, 2003, compared to $20.8 million in the nine months ended December 29, 2002. The majority of the decrease in the level of general and administrative expenses in both the three and nine-month comparisons was a result of cost reduction actions, including reduced headcount.

Special Charges

Special charges were recorded in the first nine months of fiscal years 2004 and 2003 related to plans to reduce operating costs and return to profitability.

Fiscal year 2004 special charges

In the first nine months of fiscal year 2004, we implemented plans to reduce costs in an effort to return to profitability. The restructuring charges that resulted from these cost reduction efforts resulted from:

•	Plans to consolidate most of the operations supporting Quantum’s two business segments;
•	Additional headcount reductions and costs following the outsourcing of certain of Quantum’s manufacturing to Jabil in fiscal year 2003;
•	Plans to outsource manufacturing of certain automation products in the U.K; and
•	Other headcount reductions.

These plans to reduce costs impacted both of our operating segments, DLT and Storage Solutions, as well as corporate functions.

Company-wide cost reduction activities

In November 2003, we began consolidating most of the operations supporting our DLT and Storage Solutions business into one organization with consolidated operational functions and a combined sales force. We recorded charges in the third quarter of fiscal year 2004 of $4.0 million for severance benefits for 110 employees located in Colorado Springs, Colorado, Irvine, California and San Jose, California.

DLT cost reduction activities

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

In addition, in the second quarter of fiscal year 2004, we incurred a non-cash charge of $2.3 million to write down our former manufacturing facility in Malaysia to its appraised value, following Quantum vacating this facility as part of the outsourcing of certain manufacturing to Jabil.

Storage Solutions cost reduction activities

In the first and second quarters of fiscal year 2004, charges of $0.1 million and $0.5 million, respectively, were recorded for severance benefits for three and 20 employees, respectively, located in the U.K., mostly reflecting initial steps in the plan to eliminate an automation product manufacturing site in the U.K. In the third quarter of fiscal year 2004, additional charges of $0.6 million were recorded related to this plan for a portion of the severance benefits for 69 employees.

In the second quarter of fiscal year 2004, we reversed a $0.5 million portion of previously recorded special charges. Of this amount, $0.2 million was originally recorded in the first quarter of fiscal year 2002 for vacant facility costs for a facility in Irvine, California, and the remaining $0.3 million was originally recorded in the second quarter of fiscal year 2003 related to severance charges recorded for site and function consolidation activities. The facility charges were reversed as a result of lower estimated vacant facilities costs and the severance charges were reversed due to costs being lower than originally anticipated.

Corporate severance

In the second quarter of fiscal year 2004, a charge of $0.4 million was recorded for separation costs related to an executive officer, as part of plans to reduce operating costs.

Fiscal year 2003 special charges

DLT cost reduction activities

In the second quarter of fiscal year 2003, a charge of $3.2 million was recorded for headcount reductions as part of the integration of Benchmark under a plan to have no net increase in headcount following the acquisition, which resulted in a reduction to DLT existing headcount. The charge related to severance benefits for 75 employees.

In the third quarter of fiscal year 2003, the following special charges were recorded by DLT:

•	A charge of $3.8 million related to severance for 870 employees who were terminated as a result of Quantum outsourcing our tape drive manufacturing and certain tape automation manufacturing to Jabil;
•	A charge of $2.3 million was recorded in order to reduce future operating costs through a headcount reduction. The charge related to severance benefits for 44 employees; and
•	A charge of $1.3 million was recorded for vacant facilities’ costs following the renegotiation and extension of an operating lease (refer to note 18, ‘Commitments and Contingencies’).

Storage Solutions cost reduction activities

In the first quarter of fiscal year 2003, a charge of $1.1 million was recorded for severance benefits for 30 employees who were terminated as part of a plan to consolidate sales and marketing activities within Storage Solutions.

In the second quarter of fiscal year 2003, a charge of $7.2 million was recorded as part of a plan to outsource sub-assembly manufacturing of our P-Series enterprise tape libraries, consolidate the number of research and development sites for disk-based backup and tape automation, and centralizing sales and marketing support functions. The charge included severance benefits for 140 employees, fixed asset write-offs and vacant facility charges.

In the third quarter of fiscal year 2003, Storage Solutions recorded the following amounts:

•	A special charge of $2.6 million related to severance costs for 41 employees. The severance costs were mostly related to the elimination of engineering in the UK and reduced sales in Japan; and
•

A special charge of $0.7 million was reversed on our statement of operations related to special charges recorded in the second quarter of fiscal year 2003 for U.K. vacant facilities due to a favorable renegotiation of the lease terms.

Corporate severance

In the second quarter of fiscal year 2003, a charge of $3.7 million was recorded primarily for separation costs related to our former Chief Executive Officer, who remains on Quantum’s Board of Directors.

European operations reorganization

In the first quarter of fiscal year 2003, we reversed a charge of $0.4 million on our statement of operations related to special charges originally recorded in the second quarter of fiscal year 2002 for the closure of our Geneva, Switzerland sales office. We reversed the special charge because the landlord was able to sublease the space to a new tenant on terms more favorable than originally anticipated.

Special charge activity and future payouts

The following two tables show the activity for the nine months ended December 28, 2003 and the estimated timing of future payouts for cost reduction plans (for a discussion of our special charge activity in prior years, refer to Note 8 in our Annual Report on Form 10-K for the year ended March 31, 2003):

(In thousands)	Facilities
Balance March 31, 2003	$2,384
Cash payments	(306)

Balance June 29, 2003	$2,078
Cash payments	(306)

Balance September 28, 2003	$1,772
Cash payments	(306)

Balance December 28, 2003	$1,466

Estimated timing of future payouts:
4th Quarter of Fiscal Year 2004	$306
Fiscal Year 2005 to 2008	1,160

$1,446

The cash payments in the three months ended December 28, 2003 represented vacant facilities lease payments of $0.3 million. The remaining special charge accrual reflects a vacant space accrual of $1.5 million related to our facility in Colorado Springs, Colorado, which will be paid over the lease term through the third quarter of fiscal year 2008.

Other Restructuring Programs.

(In thousands)	Severance and Benefits	Facilities	Other	Total
Balance at March 31, 2003	$1,338	$1,464	$886	$3,688
DLT special charges	296	—	47	343
Storage Solutions special charges	133	—	—	133
Cash payments	(839)	(245)	(8)	(1,092)
Non-cash charges	—	—	(47)	(47)

Balance at June 29, 2003	$928	$1,219	$878	$3,025
DLT special charges	349	—	—	349
Storage Solutions special charges	487	—	—	487
Corporate severance	432	—	—	432
Facility impairment	—	2,335	—	2,335
Cash payments	(1,182)	(253)	(878)	(2,313)
Non-cash charges	—	(2,335)	—	(2,335)
Restructuring charge benefit	(339)	(164)	—	(503)

Balance at September 28, 2003	$675	$802	$—	$1,477
Special charges related to plan to integrate business groups	4,023	—	—	4,023
Storage Solutions special charges	561	—	—	561
Cash payments	(919)	(231)	—	(1,150)

Balance at December 28, 2003	$4,340	$571	$—	$4,911

Estimated timing of future payouts:
4th Quarter of Fiscal Year 2004	$3,291	$121	$—	$3,412
Fiscal Year 2005 to 2006	1,049	450	—	1,499

	$4,340	$571	$—	$4,911

The cash payments in the three months ended December 28, 2003 represented severance payments of $0.9 million and vacant facilities lease payments of $0.2 million. The $4.9 million remaining special charge accrual at December 28, 2003 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during the fourth quarter of fiscal year 2004 and the facilities charges relating to vacant facilities in Irvine, California, will be paid over the lease term, which is through the third quarter of fiscal year 2006.

We expect to realize annual cost savings from the restructuring programs detailed in the above two tables of approximately $45 million, resulting mainly from employee reductions and reduced facility costs. Of this $45 million, approximately $27 million of the savings is expected to consist of reduced cost of revenue, with the remaining savings to come from reduced operating expenses. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

Goodwill and Amortization of Intangible Assets

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, became effective for us on April 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. With the adoption of SFAS No. 142, we ceased amortization of goodwill as of April 1, 2002. Our initial impairment test of goodwill was conducted in the first quarter of fiscal year 2003 and resulted in a non-cash accounting change adjustment of $94.3 million, reflecting a reduction in the carrying amount of our goodwill. This charge is reflected as a cumulative effect of an accounting change in our Condensed Consolidated Statements of Operations and reflected deterioration in the market values of comparable companies, and to a lesser extent, a reduction in anticipated future cash flows of Storage Solutions due to the slump in spending in the IT industry at that time. The fair value of the Storage Solutions reporting entity was calculated using a combination of a discounted cash flow analysis involving projected data, and a comparable market approach, which was a comparison with companies also in the tape automation sector.

In the second quarter of fiscal year 2003, we recorded an additional goodwill impairment charge related to our Storage Solutions group of $58.7 million due to a re-evaluation of the Storage Solutions group in light of deterioration in the market values of comparable companies, and to a lesser extent, a reduction in anticipated future cash flows. The slump in spending in the IT industry at that time contributed to this decrease in estimated future cash flows.

The amortization expense associated with intangible assets increased by $0.6 million to $4.4 million in the three months ended December 28, 2003 from $3.8 million in the three months ended December 29, 2002. This increase was a result of a full quarter of amortization expense associated with the acquisition of Benchmark, which was completed during the third quarter of fiscal year 2003 and the acquisition of SANlight completed in the fourth quarter of fiscal year 2003.

The following table details this amortization expense by classification within our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Nine Months Ended

	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Cost of revenue	$2,974	$2,335	$8,922	$5,725
Research and development	430	44	1,283	391
Sales and marketing	874	1,246	3,502	3,225
General and administrative	125	126	377	378

	$4,403	$3,751	$14,084	$9,719

The following table summarizes our goodwill and intangible assets:

(In thousands)	December 28, 2003	March 31, 2003
Intangible assets	$144,835	$144,804
Less accumulated amortization	(79,445)	(65,360)

	65,390	79,444
Goodwill	44,179	40,916

	$109,569	$120,360

Net goodwill and intangible assets at December 28, 2003 and March 31, 2003 represented approximately 15% and 13% of total assets respectively. The goodwill and intangible assets balances, net of amortization, at December 28, 2003 and March 31, 2003, were $109.6 million and $120.4 million, respectively. The following table presents goodwill from acquisitions net of amortization and impairment charges:

(In thousands) Goodwill from acquisition of:	December 28, 2003	March 31, 2003	Segment

ATL Products, Inc	$7,711	$7,711	Storage Solutions
M4 Data	3,223	3,223	Storage Solutions
Benchmark (allocated to DLT)	24,012	21,736	DLT
Benchmark (allocated to Storage Solutions)	9,233	8,246	Storage Solutions

	$44,179	$40,916

The $3.3 million increase in goodwill from March 31, 2003 to December 28, 2003 reflected $3.6 million of common stock distributed in relation to the earn out provisions of the Benchmark acquisition agreement, partially offset by a $0.3 million reversal of excess accrual of severance liabilities related to the Benchmark acquisition.

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

We assess the recoverability of our long-lived assets, including intangible assets with finite lives, in accordance with SFAS No. 144 by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. As of December 28, 2003, no such impairment has been identified with respect to our acquired intangible assets.

Goodwill will be reviewed for impairment at least on an annual basis, or more frequently when indicators of impairment are present. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its fair value. The fair values of the reporting units underlying Storage Solutions and DLT are estimated using a discounted cash flow methodology. If the reporting units’ net book values exceed their fair values, therefore indicating impairment, then we will compare the implied fair values of the reporting units’ goodwill to their carrying amounts.

Interest and Other Income, net, and Equity Investment Write-downs

	Three Months Ended
	December 28, 2003		December 29, 2002
	(in thousands)	% of revenue	(in thousands)	% of revenue

Interest and other income	$527	0.3%	$3,878	1.7%

Interest expense	(2,893)	-1.4%	(5,988)	-2.6%

	Nine Months Ended
	December 28, 2003		December 29, 2002
	(in thousands)	% of revenue	(in thousands)	% of revenue

Interest and other income	$5,573	0.9%	$8,904	1.4%

Interest expense	(14,447)	-2.4%	(18,250)	-2.9%

Loss on debt extinguishment	$(2,565)	-0.4%	$—	0.0%

Equity investments write-downs	$—	0.0%	$(17,061)	-2.7%

Interest and other income was $0.5 million in the three months ended December 28, 2003 compared to $3.9 million in the three months ended December 29, 2002. Interest and other income was $5.6 million in the nine months ended December 28, 2003 compared to $8.9 million in the nine months ended December 29, 2002. The decrease in the interest and other income in both the three and nine-month comparisons reflected a $1.7 million and $3.1 million decline in interest received from Maxtor in the three and nine month periods ended December 28, 2003, respectively, due to the redemption of the $287.5 million 7% convertible subordinated notes in the second quarter of fiscal year 2004. Maxtor had been paying us interest for their one-third portion of the notes prior to the redemption. The decrease in interest and other income also reflected foreign currency exchange losses attributable to the effect that the weakening U.S dollar had on dollar-denominated bank accounts and assets held by our European subsidiaries, which use foreign functional currencies.

Interest expense was $2.9 million in the three months ended December 28, 2003 compared to $6.0 million in the three months ended December 29, 2002. Interest expense was $14.4 million in the nine months ended December 28, 2003 compared to $18.3 million in the nine months ended December 29, 2002. The decrease in interest expense in the three and nine-month comparisons reflected the lower interest expense following from the redemption of the $287.5 million 7% convertible subordinated notes and issuance of the $160.0 million convertible subordinated notes at a lower rate of 4.375%. As a result of this redemption, in the second quarter of fiscal year 2004 we recorded a charge of $2.6 million, which was the redemption premium plus the write-off of unamortized debt issuance fees.

In the nine months ended December 29, 2002, we recorded charges of $17.1 million to write down our equity investments to net realizable value based on other-than-temporary declines in the estimated value of these investments. The portfolio of equity investments on which this write-down was based was sold in the second quarter of fiscal year 2003.

Income Taxes

The tax expense recorded for the three months ended December 28, 2003 was $2.7 million compared to a tax benefit of $1.2 million for the three months ended December 29, 2002. The tax expense for the three months ended December 28, 2003 reflected foreign withholding taxes incurred and no tax benefit for current period net operating losses. The tax benefit recorded in the three months ended December 29, 2002 reflected tax benefits related to operating losses and special charges, offset by a tax charge related to a foreign subsidiary’s purchase of international technology and marketing rights as a part of the acquisition of Benchmark.

The tax expense recorded for the nine months ended December 28, 2003 was $29.9 million compared to a tax benefit of $5.2 million for the nine months ended December 29, 2002. The tax expense recorded in the nine months ended December 28, 2003 reflected foreign withholding taxes incurred, no tax benefit on current period net operating losses and a $21.3 million charge to provide a valuation allowance against Quantum’s net deferred tax assets. The valuation allowance was recorded because Quantum believes that it cannot rely on projections of future taxable income to realize the deferred tax assets as a result of Quantum’s recent history of net losses and difficulty in predicting future results. The tax benefit recorded in the nine months ended December 29, 2002 reflected write-downs of equity investments, special charges, and tax charges related to the repatriation of offshore earnings connected with the outsourcing of our tape drive manufacturing in Malaysia as well as for our foreign subsidiary’s purchase of Benchmark’s international technology and marketing rights.

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

On October 7, 2002, we entered into an agreement with a privately held third party to sell certain assets and assign certain contract rights related to our NAS business. The NAS assets that were sold included inventories for resale to customers, service inventories, fixed assets and intellectual property. The proceeds from the sale included approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer with an option to acquire additional equity securities, a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability in connection with the prior installed base of NAS products. The sale was completed on October 28, 2002. The secured promissory note was settled in the first quarter of fiscal year 2004 in exchange for the third party acquirer assuming additional obligations.

The following table summarizes the results of the NAS business:

(In thousands, except per-share data)	Three Months Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Revenue	$–	$190	$–	$19,899
Gross margin	402	(3,935)	402	(3,075)
Operating expenses	(641)	10,838	(641)	46,209
Income (loss) from operations	1,043	(14,773)	1,043	(49,284)
Income (loss) before income taxes	1,043	(14,620)	1,043	(49,156)
Income tax benefit	–	(5,013)	–	(10,921)
Net income (loss)	1,043	(9,607)	1,043	(38,235)

The income from operations in the three and nine-month periods ended December 28, 2003 consists of a reversal of an accrual for warranty expense on NAS products sold by Quantum with the lapse of the warranty period and a reversal of remaining severance benefits accruals associated with certain employees impacted by the disposition of the NAS business, which would have been payable by Quantum had the employees been terminated by the acquirer of the NAS business within a set time from the acquisition date.

The losses from operations in the three and nine-month periods ended December 29, 2002 include an impairment charge of $16.4 million. In the second quarter of fiscal year 2003, we determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell. The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc. and certain assets of Connex.

The loss from operations in the nine-month period ended December 29, 2002 also includes special charges of $4.3 million incurred in the first quarter of fiscal year 2003 related to the consolidation of sales and marketing activities within Storage Solutions. These charges primarily relate to severance benefits for approximately 60 NAS employees who were terminated as a result of this restructuring plan.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period ending after March 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The synthetic lease disclosed in Note 18, Commitments and Contingencies, is subject to FIN 46 and we are in the process of evaluating the financial statement impact, if any, of adoption of FIN No. 46.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for Nine Months Ended
(Dollars in thousands)	December 28, 2003	December 29, 2002
Cash and short-term investments	$254,977	$316,278
Days sales outstanding (DSO)	54.9	54.4
Inventory turns—annualized	10.2	8.9

Net cash provided by (used in) operating activities of continuing operations	$(12,886)	$29,098
Net cash provided by (used in) investing activities of continuing operations	$44,523	$(109,161)
Net cash used in financing activities of continuing operations	$(33,441)	$(38,299)

First Nine Months of Fiscal Year 2004 compared to the First Nine Months of Fiscal Year 2003

Net cash provided by (used in) operating activities:

Net cash from operating activities of continuing operations decreased to $12.9 million used in the first nine months of fiscal year 2004 from $29.1 million provided in the first nine months of fiscal year 2003. The primary sources and uses of cash that resulted in this change are listed in the following table:

(In thousands)	Nine Months Ended		Change in cash (used), provided
	December 28, 2003	December 29, 2002
	cash (used), provided	cash (used), provided
Loss from continuing operations including cumulative effect of an accounting change	$(53,930)	$(219,621)	$165,691
Non-cash income statement items	62,430	194,515	(132,085)

Adjusted income (loss) from operations	8,500	(25,106)	33,606

Accounts payable	(44,093)	25,940	(70,033)
Accounts receivable	9,909	15,245	(5,336)
Inventories	7,272	34,569	(27,297)
Income taxes payable	1,923	(11,755)	17,122
Other, net	3,603	(9,795)	9,954

	$(12,886)	$29,098	$(41,984)

Net cash provided by (used in) operating activities of continuing operations decreased by $42.0 million in the nine months ended December 28, 2003 compared to the nine months ended December 29, 2002. The overall decrease in net cash provided by operating activities was primarily due to the increase in cash used for accounts payable in the nine months ended December 28, 2003, due to lower payables as cost of goods sold and operating costs trend lower and the timing of vendor payments. The decrease in cash provided by inventories in the nine-month period ended December 28, 2003 compared to the nine-month period ended December 29, 2002 reflected the efforts made by Quantum in fiscal year 2003 to reduce inventory levels, in part achieved from the outsource of tape drive manufacturing. The increase in cash used for accounts payable and inventories were partially offset by cash provided by adjusted income from operations, which increased $33.6 million due to decreased operating expenses in the nine months ended December 28, 2003 as a result of cost reduction activities, and decreases in cash used for income tax payments and net other liabilities.

Net cash provided by (used in) investing activities:

Net cash used in investing activities of continuing operations decreased by $153.7 million to $44.5 million provided in the nine months ended December 28, 2003 from $109.2 million used in the nine months ended December 29, 2002. The decrease in cash used in investing activities reflected a $161.2 million decrease in the net acquisition of short-term investments, $3.8 million cash used in investments in SANlight Inc and Benchmark in the first nine months of fiscal year 2003, partially offset by a $0.3 million increase in purchases of property and equipment and $11.0 million received in the second quarter of fiscal year 2003 for the sale of our portfolio of equity investments.

Net cash used in financing activities:

Net cash used by financing activities of continuing operations decreased by $4.9 million to $33.4 million in the nine months ended December 28, 2003 from $38.3 million used in the nine months ended December 29, 2002. This decrease reflected the payment of M4 Data debentures of $41.4 million in the nine months ended December 29, 2002, partially offset by net cash used of $36.5 million in the nine months ended December 28, 2003 related to the redemption of our 7% convertible subordinated notes and issuance of our 4.375% convertible subordinated notes. This $36.5 million cash used, which excludes the net redemption premium for the 7% notes of $1.9 million, consisted of the $287.5 million settlement of our 7% convertible subordinated notes, partially offset by $155.2 million provided from the issuance of our 4.375% convertible subordinated notes and the receipt from Maxtor of its $95.8 million portion of the 7% convertible subordinated notes.

Credit lines

In December 2002, we entered into a secured senior credit facility with a group of five banks, providing us with a $100.0 million revolving credit line that expires in June 2004. Also in December 2002, we entered into a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line. As of December 28, 2003, $90.4 million of this revolving credit line is committed to standby letters of credit, of which $50.0 million secures our obligation to the lessor under our synthetic lease (see below and Note 18, Commitments and Contingencies). Borrowings under the revolving credit line bear interest at either the London interbank offering rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to nine months. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line. In several prior quarters we violated certain financial covenants under this credit agreement and received waivers or amendments for such violations. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of December 28, 2003, we were in compliance with all of the credit line covenants. We are currently working with our bank group in an effort to extend this revolving credit line expiring in June 2004.

Synthetic Lease Commitment

As described in Note 18, Commitments and Contingencies, we have a synthetic lease commitment accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases, which requires us to maintain specified financial and reporting covenants. We originally entered into this agreement in August 1997 and renegotiated its terms in December 2002. There is a cross default provision between this facility and the credit line facility (refer to Note 12, Credit Agreements, Short-Term Debt and Convertible Subordinated Debt) such that a default on one facility constitutes a default on the other facility. Given the cross default provision, in several prior quarters we violated certain financial covenants under this agreement and received waivers or amendments for such violations. As described in greater detail in Note 18, Commitments and Contingencies, at the end of the term of the lease we must either renew the lease, purchase the facility for the stipulated sales price of approximately $50.0 million, or find a third party to purchase the facility (as to which third party sale we would guarantee any shortfall below the stipulated sales price up to a maximum amount of $43.9 million payable by us).

For a discussion of the potential impact should the bank group not renew the secured senior credit facility prior to its June 2004 expiration or should Quantum violate any financial or reporting covenant in future quarters either on the unsecured senior credit facility or the synthetic lease, and as a result of such violation the bank group refuses to waive or amend for the violation such that non-compliance results in a default or termination of either the credit facility or the synthetic lease or both, see the section below titled “General Outlook”.

Capital Resources

On July 30, 2003, we issued $160.0 million in aggregate principal amount of 4.375% convertible subordinated notes due 2010, in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holder at any time prior to maturity, unless previously converted, into 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008. We received net proceeds from the notes of $155.2 million, after deducting commissions and expenses. We used the net proceeds from the sale of these notes, plus a portion of available cash, to redeem our 7% convertible subordinated notes due 2004. The principal amount of the 7% convertible subordinated notes plus the premium of 1%, net of the amount paid to us by Maxtor, was $193.6 million. The shortfall of approximately $38 million between this amount and the amount ultimately received for the 4.375% convertible subordinated notes was paid from existing cash balances.

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

At December 28, 2003, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the nine months ended December 28, 2003. Our ability to repurchase common stock is restricted under our credit facilities.

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

The table below summarizes our commitments at December 28, 2003:

(In thousands)	< 1 year	1 year and < 2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt	$–	$–	$–	$160,000	$160,000

Short-term debt	976	–	–	–	976

Inventory purchase commitment	38,989	–	–	–	38,989

Operating lease-Colorado facility
- contingent obligation (1)	–	–	–	50,000	50,000

Other operating leases	13,390	10,411	6,183	12,760	42,744

Total Contractual Cash Obligations	$53,355	$10,411	$6,183	$222,760	$292,709

(1) Appraised value of the facility, the collateral that would be used to satisfy the contingent obligation, is $50 million.

General outlook

We continue to emphasize increasing revenue, reducing costs and improving margins in an effort to return to profitability and to consistently generate positive cash flows from operating activities and we believe that we are making progress.

We believe that our existing cash and capital resources, including cash we expect to generate from operations, will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is dependent upon our ability to generate acceptable levels of revenue, maintain or improve gross margins, and reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing letters of credit, our credit facilities or our synthetic lease.

Generation of net income and positive cash flow from operating activities in a consistent and sustained manner has historically been an important source of our available cash and funding needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset both the negative impact of lower revenue and increased competition in our market segments as well as the negative effects of the prolonged economic downturn between 2000 and 2002. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control including prevailing economic, competitive, financial and industry conditions, as well as various legal and other disputes, may prevent us from achieving these required financial objectives. Any inability to achieve this consistent and sustainable net income and cash flow profile could result in:

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

Any lack of renewal, or waiver or amendment, if needed, could result in the credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our secured senior credit facility, this would mean the loss of our remaining standby letters of credit totaling $40.4 million, and in the case of our synthetic lease, this would mean the acceleration of our obligation to purchase the leased facilities for the stipulated sales price of $50.0 million. This may result in our having to immediately purchase the land and buildings underlying the lease for cash or find a third party to purchase them, potentially at a substantial discount to their currently appraised value. Quantum would guarantee any shortfall below the $50.0 million stipulated sales price up to a maximum of $43.9 million payable by us. Any requirement to pay off (or fund) either or both of these two items would substantially restrict or reduce cash available to us.

(iii)

Further loss of financial flexibility. The redemption of our existing 7% convertible notes on August 21, 2003 resulted in a reduction of available cash to Quantum of approximately $38 million. This net cash reduction, while used to reduce our debt level, represents a significant percentage of our available cash to run our operations, thereby reducing our ability to absorb continued losses and cash flow consumption.

Consistent, continued losses would further impair our financial flexibility and could require that we raise additional funding in the capital markets sooner than we otherwise would have, and on terms less favorable to us, if available at all.

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

Our Storage Solutions business currently operates at a loss and may continue to operate at a loss. If we are unable to make Storage Solutions profitable, the losses from this group could materially and adversely affect our business, financial condition and results of operations.

We have invested, and will continue to invest, in the development, promotion and sale of storage solutions. Operating expenses associated with Storage Solutions revenue are comparatively high, resulting in losses and cash consumption out of proportion to the revenue generated by the group when compared to our DLT business. Therefore, we will need to generate significant revenues from Storage Solutions or significantly reduce our related operating expenses for the group in order to make Storage Solutions profitable. We cannot provide assurance that Storage Solutions will ever produce operating income or will ever generate positive cash flow, and, if we are unable to do so, these losses could negatively impact our business, financial condition and operating results.

Goodwill and intangible assets used in Storage Solutions were reviewed for possible impairment upon the adoption on April 1, 2002 of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The impairment test conducted relative to goodwill resulted in a $94.3 million charge associated with the adoption of SFAS No. 142 in the first quarter of fiscal year 2003 and a $58.7 million impairment charge in the second quarter of fiscal year 2003. The goodwill and other intangible assets were determined not to be impaired in the first nine months of fiscal year 2004, based on projections of undiscounted and discounted net cash flows from Storage Solutions compared to the carrying value of the goodwill and other intangible assets. However, both tests used financial projections involving significant estimates and uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid further impairment charges. As a result, in the future, we may incur additional impairment charges related to Storage Solutions, which would adversely affect the group’s operating income, which could have a materially adverse impact on the results of our operations or our financial condition.

A large percentage of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales are concentrated among a few customers. Sales to our top five customers in the first nine months of fiscal year 2004 represented 50% of total revenue. These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of our tape libraries sold to our top five customers by our customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

The merger of Hewlett-Packard Company (or Hewlett-Packard) and Compaq Computer Corporation (or Compaq) during calendar year 2002 significantly increased the concentration of our sales and dependency on a single customer. In the first nine months of fiscal year 2004 approximately 26% of our revenue was derived from this merged entity, and, therefore, could be materially and adversely affected if Hewlett-Packard were to experience a significant decline in storage revenue whether due to customer loss or otherwise. There is an additional risk since the combined entity owns a competing linear tape open, or LTO, brand of tape drive and media. Hewlett-Packard markets both the LTO and Super DLTtape platforms, whereas Compaq had exclusively marketed Super DLTtape for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLTtape and Super DLTtape products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

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

We compete with companies that develop, manufacture, market and sell tape drive and tape automation products. Our principal competitors include Certance (U.S.) Holdings (or Certance (formerly known as Seagate Technology (U.S.) Holdings), Exabyte Corporation (or Exabyte), Hewlett-Packard, International Business Machines Corporation (or IBM), Sony Corporation (or Sony), Advanced Digital Information Corporation, Overland Data Inc. and Storage Technology Corporation (or StorageTek). These competitors are aggressively trying to advance and develop new technologies to compete more successfully with products based on DLTtape and Super DLTtape technology. Hewlett-Packard, IBM and Certance formed a consortium to develop and have developed LTO products. These products target the high-capacity data backup market and compete with our products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape and Super DLTtape drives and media. The lower demand resulting from the adverse economic conditions experienced over recent years has resulted in lower demand in the tape drive and tape automation markets in general, which has also resulted in increased price competition. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive and tape automation markets with greater resources and a potentially greater market reach with a product that competes directly with our Super DLTtape drives and Super DLTtape media. These factors, when combined with the current environment of intense competition, which has resulted in reduced shipments of our own products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

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

Our royalty and media revenues are dependent on many factors, including the following factors:

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

We do not control licensee pricing or licensee sales of tape media cartridges. To the extent that our royalty revenue is dependent on the prices of cartridges sold by our licensees, should these licensees significantly lower prices on the media products that they sell, such reduced pricing would lower our royalty revenue, which would materially and adversely affect our business, financial condition and operating results.

We receive a royalty fee based on sales of tape media cartridges by Fuji Photo Film Co., Ltd. (or Fuji), Hitachi Maxell, Ltd. (or Maxell), Imation Corporation (or Imation) and Sony. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. To the extent that our royalty revenue is based on the prices of cartridges sold by our licensees, our royalty revenue will vary depending on the level of sales and prices set by the licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would reduce our revenue and margins on this product. As a result, lower prices on our tape media cartridges would reduce media revenue, which could materially and adversely affect our business, financial condition and operating results.

Our operating results depend on new product introductions, which may not be successful, in which case, our business, financial condition and operating results may be materially and adversely affected.

To compete effectively, we must continually improve existing products and introduce new ones, such as our recently introduced latest generations of SDLT tape drive, tape automation and the DX-Series disk-based enhanced backup solutions. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

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

We have taken considerable steps towards reducing our cost structure and anticipate taking further such actions. The steps we have taken and anticipate taking may not reduce our cost structure to a level appropriate in relation to our future sales and therefore these anticipated cost reductions may be inadequate compared to our future sales.

We have recognized significant restructuring charges during the past four years in order to reduce our cost of sales and operating expenses in light of adverse economic and industry conditions that occurred during this period. We anticipate taking continued steps to reduce our operating costs. These and other possible restructurings caused by changes in our business and industry will require us to make additional cash payments that can adversely affect our liquidity if large enough. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition and operating results.

We have and continue to make significant changes to our infrastructure and management, including consolidating or eliminating systems and functions and reducing the number of employees supporting functions. If we do not manage these changes successfully, our business could be disrupted and that could adversely impact our results of operations and financial condition.

In the third quarter of fiscal year 2004, we began to consolidate several of our important management and operating functions, including the sales, operations and accounting functions. In addition, we are in the process of converting the entire company to one, common enterprise software system. We expect these changes to be substantially completed by the end of the first quarter of fiscal year 2005.

Managing these changes will be an important focus for us in the near term, and the success of our efforts will depend on, among other things, how well we address issues that arise during the process and adapt business processes and software to the requirements of the new organization structure. If we are unable to successfully manage this process, it could disrupt our business and adversely impact our results of operations and financial condition.

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

Because we rely heavily on distributors and other resellers to market and sell our products, if one or more distributors were to experience a significant deterioration in its financial condition or its relationship with us, this could disrupt the distribution of our products and reduce our revenue, which could materially and adversely affect our business, financial condition and operating results.

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 152 United States patents and have 137 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

In previous quarters we violated certain financial covenants under a credit agreement, which provided a $187.5 million revolving credit line, and received waivers or amendments for such violations. In December 2002, we terminated that facility and entered into a secured senior credit agreement with a group of five banks, providing a $100.0 million revolving credit line that expires in June 2004. As of December 28, 2003, $90.4 million of this credit line was committed to standby letters of credit, of which $50.0 million secures our obligation to the lessor under our synthetic lease. In December 2002, we also entered into a synthetic lease that contained the same financial covenants as our credit agreement. In July 2003, we amended our credit agreement and our synthetic lease to, among other things, change certain financial covenants and events of default and allow for redemption of our 7% Convertible Subordinated Notes due 2004. We violated the EBITDA covenant in the first quarter of fiscal year 2004, for which we obtained an amendment.

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

Without the availability of the credit agreement, we would have to rely on operating cash flows and debt or equity arrangements other than the credit agreement, if such alternative funding arrangements are available to us at all, in order to maintain sufficient liquidity. If we were not able to obtain sufficient cash from our operations or from these alternative funding sources under such circumstances, our operations, financial condition and liquidity would be materially and adversely affected.

We have engaged in and may in the future engage in acquisitions of companies, technologies or products, and the failure to integrate any such acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and expect in the future to make additional acquisitions, or significant investments in, complementary companies, products or technologies. For instance, as part of this acquisition strategy, during the third quarter of fiscal year 2003, we acquired Benchmark, whose business is complementary to many Quantum products and technologies. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among others:

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

We have outsourced most of our manufacturing to Jabil and to other third party contract manufacturers. If we cannot obtain our products and parts from these third parties in a cost effective and timely manner that meets our customers’ expectations, such an inability to meet our customers’ expectations would materially and adversely impact our business, financial condition and results of operations.

We outsourced DLT and Super DLTtape drive manufacturing to Jabil during the third quarter of fiscal year 2003.  We face a number of risks as a result of our decision to outsource manufacturing to Jabil, including, among others:

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

•

If the tax loss were caused by our own acts or those of a third party that made the disposition taxable (for instance, an acquisition of control of Quantum which began during the one-year period before and nine-month period following the closing), Maxtor would not be obligated to indemnify us for the amount of the tax liability.

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

Our historical financial information does not necessarily reflect what our financial position, operating results, and cash flows would have been had we existed solely as a tape drive and storage solutions business prior to fiscal year 2002. In addition, the historical information is not necessarily indicative of what our operating results, financial position and cash flows will be in the future.

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

Our cash equivalents and short-term investments consist primarily of short-term fixed income funds and money market funds. The main objective of these investments is to maintain principal while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would result in an approximate $2.5 million annual decrease in interest income.

In December 2002, we entered into a secured senior credit facility with a group of five banks, providing us with a $100.0 million revolving credit line that expires in June 2004. Our credit facilities are comprised of a $100.0 million revolving line of credit expiring in June 2004, a synthetic lease expiring in December 2008 and $160.0 million of 4.375% convertible subordinated notes due 2010 (refer to note 12, Credit Agreements, Short-Term Debt and Convertible Subordinated Debt). The borrowings under the revolving credit line and synthetic lease bear interest at either the London interbank offered rate or a base rate, plus a margin determined by a leverage ratio with option periods of one to nine months.

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

Equity Security Risk

We hold equity investments in companies in the high-technology industry sector that are not currently publicly traded. These investments are recorded at cost, adjusted for other than temporary impairment and are included in other long-term assets. We do not attempt to reduce or eliminate exposure on these securities. At December 28, 2003, the carrying value of these investments was $4.2 million.

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
During the quarter ended December 28, 2003, certain audit-related and tax services were performed by Ernst & Young LLP that were pre-approved by Quantum’s Audit Committee.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(6)	Certificate of Designation for the Series B Participating Junior Preferred Stock

3.3(2)	Amended and Restated By-laws of Registrant, as amended

3.4 (3)	Amendment to Amended and Restated By-laws of Registrant, effective April 23, 2003

4.1(4)	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

4.2(5)	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002

4.3(5)	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management

10.1	Amendment to Master Supply and Intellectual Property License Agreement

24	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

***Confidential treatment has been requested for omitted portions.

1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001.
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 28, 2000.
3.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 30, 2003.
4.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
5.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended December 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002.
6.	Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on October 9, 2003.

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three months ended December 28, 2003:

On October 6, 2003, Quantum Corporation filed a Current Report on Form 8-K to revise revenue and earnings expectations for the fiscal second quarter ended September 28, 2003.

On October 23, 2003, Quantum Corporation filed a Current Report on Form 8-K to report its operating results for the second quarter of fiscal year 2004.

On November 25, 2003, Quantum Corporation filed a Current Report on Form 8-K announcing that it intended to reorganize its operational structure by combining its two business groups, the DLTtape business and the Storage Solutions business , into one organization with a consolidated operations function and three business units.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION (Registrant)

Date: February 11, 2004	By:	/s/ Michael J. Lambert
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer