Form 10-Q/A
period 2003-12-28
QUANTUM CORP /DE/
filed 2004-02-20
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(AMENDMENT NO. 1 TO FORM 10-Q)

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

Item 5.  Other Information

The undersigned Registrant hereby amends the Form 10-Q originally filed on February 11, 2004 (the “Form 10-Q”) relating to the Registrant’s Quarterly Report filing obligations pursuant to Section 13 or 15(d) of the Exchange Act solely for the purpose of correcting a technical error as set forth herein. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update the disclosures therein in any way.

Pursuant to Rule 13a-14(a) under the Exchange Act, the Registrant also hereby submits with this Form 10-Q/A certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits
           Exhibit 10.1 to the Form 10-Q as submitted to the Securities and Exchange Commission on February 11, 2004 is illegible due to a technical error affecting the format of the exhibit. The undersigned Registrant hereby resubmits Exhibit 10.1 to the Form 10-Q in a format that will be legible via EDGAR.

Exhibit Number    Exhibit
Exhibit 10.1          Amendment to Master Supply and Intellectual Property License Agreement.
Exhibit 31.1          Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2          Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION

By:	/s/ MICHAEL J. LAMBERT
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer

Dated:    February 19, 2004

Exhibit 10.1

AMENDMENT TO
MASTER SUPPLY AND INTELLECTUAL PROPERTY LICENSE AGREEMENT

THIS AMENDMENT (the “Amendment”) to that certain Master Supply and Intellectual Property License Agreement (the “Agreement”), dated and made effective on December 10, 2002, is made and entered into as of this first day of April, 2003, by and between Quantum Corporation, a Delaware corporation, having its principal place of business at 501 Sycamore Drive, Milpitas, California, 95035, and its wholly-owned subsidiaries and Affiliates (collectively “Quantum”) and Jabil Circuit, Inc., a Delaware corporation, having its principal place of business at 10560 Ninth Street North, St. Petersburg, Florida, 33716 and its wholly-owned subsidiaries and Affiliates (collectively “Jabil”).

RECITALS

NOW, THEREFORE, in consideration of the mutual promises, covenants and other terms and conditions contained in this Amendment and for other good and valuable consideration, the receipt of which is acknowledged by both parties, the parties agree as follows:

1.       Amendments.

     a)        The Agreement is hereby amended and modified so that Section 1.26 is deleted in its entirety and replaced with the following new section:

1.26	a) SSG shall mean Quantum’s Storage Solution Group.

b) The "SSG Products" shall mean that subset of the Products produced for SSG including the Superloader, drive Canister Assemblies and M1500 Products.

     b)        The Agreement is hereby amended and modified so that Section 11.2 is deleted in its entirety and replaced with the following new section:

               11.2     Jabil Parties' Workmanship Warranty:  Jabil warrants that all of the Products supplied to Quantum hereunder shall conform to all applicable Specifications, and that all such Products except for the SSG Products shall be free from defects in Workmanship for a period of one (1) year from the date of manufacture and that the SSG Products shall be free from defects in Workmanship for a period of three (3) years from the date of manufacture. These warranties are extended to, and may only be enforced by, Quantum.  In addition, Jabil shall use Commercially Reasonable Efforts to assure that vendor warranties with respect to all materials, parts and components used in the Products extend for the benefit of Quantum, regardless of the length of any such warranty. For the avoidance of doubt, this warranty shall not apply to defects resulting from the design of the Products, or from materials, parts, or components, provided that such materials, parts or components have been purchased by Jabil pursuant to the AVL, or as otherwise approved in writing by Quantum.

2.       Terms; No Other Changes.  Any capitalized terms contained in this Amendment and not defined in this Amendment have the meanings for such terms as are set forth in the Agreement.  Except as expressly provided in this Amendment, the Agreement remains un-amended and unmodified and in full force and effect.

3.       General.  This Amendment contains the entire agreement between the parties with respect to the subject matter hereof and supersedes any prior agreements, negotiations, or representations between the parties with respect to the subject matter hereof, whether written or oral.  This Amendment may be modified only by a subsequent written agreement signed by the parties.  If any provision of this Amendment is held to be unenforceable, the remaining provisions will continue unaffected.

4.       Governing Law and Dispute Resolution.  This Amendment, shall be governed by, and interpreted in accordance with, the laws of the State of Delaware, excluding conflicts of laws principles and any application of the U.N. Convention on Contracts for the International Sale of Goods.  Any dispute between the parties relating to the validity, performance, interpretation or construction of this Amendment shall be resolved in accordance with Delaware law and in the federal or state courts of Delaware.  The parties to this Amendment hereby irrevocably consent to the personal jurisdiction of the federal and state courts in Delaware for the resolution of all disputes hereunder.  Notwithstanding the provisions of this Section, the parties shall have the right to seek relief, including preliminary and permanent injunctive relief, in any court of competent jurisdiction to prevent the unauthorized use, misappropriation, disclosure or infringement of any of intellectual property of the parties or Confidential Information.

IN WITNESS WHEREOF, the parties have had this Amendment executed by their respective duly authorized officers on the day and date first written above.

                                                      Quantum Corporation

                                                      By: /s/ Curt Kane_________________
                                                      Name: Curt Kane ________________
                                                      Title: Vice President DLTG Supply Chain

                                                      Quantum Peripherals (Europe) S.A.
                                                      By: /s/ Franco Mazzullo
                                                      Name:  Franco Mazzullo__________
                                                      Title: VP International Sales

                                                      Jabil Circuit Inc.
                                                      By: /s/ Cory Schuck_____________
                                                      Name: Cory Schuck_____________
                                                      Title: Business Unit Director

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302(a) OF
THE SARBANES-OXLEY ACT OF 2002

I, Richard E. Belluzzo, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Quantum Corporation; and

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: February 19, 2004

/s/ Richard E. Belluzzo
Richard E. Belluzzo Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
SECTION 302(a) OF
THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Lambert, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Quantum Corporation; and

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: February 19, 2004

/s/ Michael J. Lambert
Michael J. Lambert Executive Vice President, Finance and Chief Financial Officer