Form 10-Q
period 2004-06-27
QUANTUM CORP /DE/
filed 2004-08-04
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

As of the close of business on July 29, 2004, approximately 181.9 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	June 27, 2004	June 29, 2003
Product revenue	$142,382	$167,187
Royalty revenue	30,302	35,028

Total revenue	172,684	202,215
Cost of revenue	114,636	138,702

Gross margin	58,048	63,513

Operating expenses:
Research and development	22,929	26,931
Sales and marketing	23,414	24,171
General and administrative	11,420	14,191
Special charges	6,410	476

	64,173	65,769

Loss from operations	(6,125)	(2,256)
Interest and other income	1,463	2,133
Interest expense	(2,777)	(6,155)

Loss before income taxes	(7,439)	(6,278)
Income tax provision	2,750	3,068

Net loss	$(10,189)	$(9,346)

Net loss per share
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)

Weighted average common and common equivalent shares
Basic	179,713	173,553
Diluted	179,713	173,553

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 27, 2004 (Unaudited)	March 31, 2004 (1)
Assets

Current assets:
Cash and cash equivalents	$213,948	$214,607
Short-term investments	54,800	50,800
Accounts receivable, net of allowance for doubtful accounts of $9,903 and $9,988	106,911	117,397
Inventories	55,403	48,343
Deferred income taxes	27,502	27,514
Service inventories	52,590	51,258
Other current assets	34,457	36,625

Total current assets	545,611	546,544

Long-term assets:
Property and equipment, less accumulated depreciation	37,370	40,377
Purchased technology and other intangible assets, less accumulated amortization	56,501	60,874
Goodwill	45,690	45,690
Other long-term assets	10,927	12,073

Total long-term assets	150,488	159,014

	$696,099	$705,558

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$62,169	$67,341
Accrued warranty	35,128	38,015
Short-term debt	—	537
Other accrued liabilities	115,151	105,991

Total current liabilities	212,448	211,884

Long-term liabilities:
Deferred income taxes	27,124	27,125
Convertible subordinated debt	160,000	160,000

Total long-term liabilities	187,124	187,125

Stockholders’ equity:
Common stock	255,711	255,121
Retained earnings	40,816	51,428

Total stockholders’ equity	296,527	306,549

	$696,099	$705,558

(1)	Derived from the March 31, 2004 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2004.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net Loss	$(10,189)	$(9,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,469	12,436
Compensation related to stock incentive plans	197	159
Changes in assets and liabilities:
Accounts receivable	10,486	1,462
Inventories	(7,060)	(1,168)
Accounts payable	(5,172)	(17,449)
Accrued warranty	(2,887)	(4,862)
Income taxes payable	549	(562)
Other assets and liabilities	9,902	13,929

Net cash provided by (used in) operating activities	6,295	(5,401)

Cash flows from investing activities:
Purchases of short-term investments	(685,900)	(404,788)
Proceeds from sale of short-term investments	681,900	325,635
Purchases of property and equipment	(2,809)	(3,609)

Net cash used in investing activities	(6,809)	(82,762)

Cash flows from financing activities:
Principal payments of short-term debt	(537)	—
Proceeds from issuance of common stock, net	392	348

Net cash provided by (used in) financing activities	(145)	348

Net decrease in cash and cash equivalents	(659)	(87,815)
Cash and cash equivalents at beginning of period	214,607	221,734

Cash and cash equivalents at end of period	$213,948	$133,919

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$330	$93

Income taxes, net of refunds	$1,111	$3,154

Notes payable issued for achievement of certain earn out provisions of M4 Data (Holdings) Ltd. acquisition	$—	$976

Value of common stock issued for achievement of certain earn out provisions of Benchmark Storage Innovations Inc. acquisition	$—	$1,984

Value of common stock tendered in satisfaction of employee’s income taxes on vesting of employee stock options	$—	$140

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:    Description of Business

Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) has two data storage business segments: the DLT business and the Storage Systems business. DLT designs, develops, manufactures, licenses, services, and markets tape drives (DLTtape, DLTtape VS, and Super DLTtape drives), and media cartridges (DLTtape and Super DLTtape media cartridges). The Storage Systems business consists of tape automation systems and services and disk-based backup systems.

Note 2:    Pro Forma Stock Compensation Expense

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

(In thousands, except per-share data)	Three Months Ended
	June 27, 2004	June 29,2003
Reported net loss	$(10,189)	$(9,346)
Add back employee stock option expense	—	159
Option fair value amortization	(3,859)	(4,758)

Pro forma net loss	$(14,048)	$(13,945)

Reported net loss per share	$(0.06)	$(0.05)
Net effect per share of option fair value amortization	(0.02)	(0.03)

Basic and diluted pro forma net loss per share	$(0.08)	$(0.08)

The weighted-average grant date fair values reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans Three Months Ended		Stock Purchase Plan Three Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Option life (in years)	3.16	3.02	1.64	1.50
Risk-free interest rate	2.98%	1.34%	1.73%	1.48%
Stock price volatility	0.80	0.68	0.75	0.68
Dividend yield	–	–	–	–

The following is a summary of weighted-average grant date fair values:

	Three Months Ended
	June 27, 2004	June 29, 2003
Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Options Plans	$1.57	$1.65
Shares granted under the Stock Purchase Plan	$1.51	$1.02

Note 3:    Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2004 has been derived from the audited financial statements at that date.  However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum for the fiscal year ended March 31, 2004, included in its Annual Report on Form 10-K.

Note 4:    Goodwill and Intangible Assets

Goodwill as of June 27, 2004 and March 31, 2004 included the following:

(In thousands)	Goodwill	Segment

ATL Products, Inc. (acquired October 1998)	$7,711	Storage Systems
M4 Data	4,734	Storage Systems
Benchmark (allocated to DLT)	23,948	DLT
Benchmark (allocated to Storage Systems)	9,297	Storage Systems

	$45,690

Acquired intangible assets are amortized over their estimated useful lives, which range from 2 to 10 years.  In estimating the useful lives of intangible assets, management considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;
•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and
•	The ability to leverage core technology into new tape automation products, and to therefore extend the lives of these technologies.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized:

(In thousands)	As of June 27, 2004			As of March 31, 2004

	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$84,600	$(43,060)	$41,540	$84,600	$(39,871)	$44,729
Trademarks	22,560	(10,619)	11,941	22,560	(9,879)	12,681
Non-compete agreements	2,516	(2,212)	304	2,516	(2,091)	425
Customer lists	14,100	(11,853)	2,247	14,100	(11,720)	2,380
Assembled workforce	4,082	(3,613)	469	4,082	(3,423)	659

	$127,858	$(71,357)	$56,501	$127,858	$(66,984)	$60,874

As of June 27, 2004 and March 31, 2004, net goodwill and intangible assets were $102.2 million and $106.6 million, respectively, and represented approximately 15% of total assets.

The total amortization expense related to intangible assets is provided in the table below:

(In thousands)	Three Months Ended

	June 27, 2004	June 29, 2003

Purchased technology	$3,189	$3,189
Trademarks	741	741
Non-compete agreement	121	132
Customer lists	133	573
Assembled workforce	189	205

	$4,373	$4,840

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Nine months ended March 31, 2005	$12,963
Fiscal year 2006	16,253
Fiscal year 2007	14,025
Fiscal year 2008	9,699
Fiscal year 2009	3,561

Total as of June 27, 2004	$56,501

Note 5:    Special Charges

In fiscal years 2005 and 2004, Quantum implemented plans to reduce costs in an effort to return to profitability. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Plans to outsource manufacturing
•	Plans to consolidate most of the operations supporting our two business segments
•	Other general expense reduction

These plans to reduce costs impacted both of our operating segments, DLT and Storage Systems, as well as corporate functions.

The following tables show the type of activity for the three months ended June 27, 2004 and June 29, 2003.

(In thousands)	For the Three Months Ended

	June 27, 2004	June 29, 2003

By expense type
Severance and Benefits	$5,495	$429
Facilities	855	47
Fixed Assets	60	–

Total	$6,410	$476

By cost reduction actions
Outsource certain manufacturing and service functions	$2,540	$343
Consolidate the operations supporting our two business segments	3,859	–
Other general expense reduction	11	133

Total	$6,410	$476

First quarter fiscal year 2005

A charge of $5.5 million was recorded primarily for severance benefits and severance related costs for 98 employees located at Quantum’s facility in Boulder, Colorado; Colorado Springs, Colorado; San Jose, California; Irvine, California; and in the United Kingdom.

A charge of $0.9 million was recorded for vacant facilities in the United Kingdom.

First quarter fiscal year 2004

A charge of $0.3 million was recorded primarily for severance benefits for eight employees located at Quantum’s facility in Colorado Springs, Colorado.

A charge of $0.1 million was recorded, which related to severance benefits for three employees located in Quantum’s U.K. office.

The following two tables show the activity and the estimated timing of future payouts for cost reduction plans (for a complete discussion of Quantum’s special charge activity in prior years, refer to Note 6 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2004):

(In thousands)	Severance Costs	Facilities	Other	Total
Balance at March 31, 2004	$2,617	$4,647	$—	$7,264
DLT special charges	2,958	—	—	2,958
Storage Systems special charges	2,537	855	60	3,452
Cash payments	(3,891)	(910)	(60	(4,861)
Non-cash charges	(29)	—	—	(29)

Balance at June 27, 2004	$4,192	$4,592	$—	$8,784

Estimated timing of future payouts:
Fiscal Year 2005	$4,192	$2,910	$—	$7,102
Fiscal Year 2006 to 2008	—	1,682	—	1,682

	$4,192	$4,592	$—	$8,784

The $8.8 million remaining special charge accrual as of June 27, 2004 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during fiscal year 2005 and the facilities charges relating to vacant facilities in Irvine, California; Colorado Springs, Colorado; and Boulder, Colorado will be paid over the lease term, which is through the third quarter of fiscal year 2008.

Note 6:    Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share:

(In thousands, except per-share data)	Three Months Ended
	June 27, 2004	June 29, 2003
Net loss	$(10,189)	$(9,346)

Basic and diluted net loss per share	$(0.06)	$(0.05)

Weighted average shares outstanding used in computing basic and diluted net loss per share	179,713	173,553

The computations of diluted net loss per share for the periods presented excluded the effect of the following because the effect would have been antidilutive:

•	4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) as of June 27, 2004
•	7% convertible subordinated notes issued in July 1997, which were convertible into 6.2 million shares of Quantum common stock (21.587 shares per $1,000 note) as of June 29, 2003
•	Options to purchase 34.4 million shares and 32.4 million shares of Quantum common stock were outstanding at June 27, 2004, and June 29, 2003, respectively.

Note 7:  Inventories and Service Inventories

Inventories consisted of the following:

(In thousands)	June 27, 2004	March 31, 2004

Materials and purchased parts	$18,573	$18,264
Work in process	3,383	1,597
Finished goods	33,447	28,482

	$55,403	$48,343

Service inventories consisted of the following:

(In thousands)	June 27, 2004	March 31, 2004

Component parts	$28,939	$28,192
Finished units	23,651	23,066

	$52,590	$51,258

Note 8:  Accrued Warranty and Indemnifications

The following table details the quarterly change in the accrued warranty balance:

(In thousands)	From March 31, 2004 to June 27, 2004	From March 31, 2003 to June 29, 2003

Beginning balance	$38,015	$49,582

Additional warranties issued	3,417	5,721
Adjustments for warranties issued in prior fiscal years	243	1,560
Settlements made in cash	(6,547)	(12,143)

Ending Balance	$35,128	$44,720

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

Indemnifications

Quantum has off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded at June 27, 2004, Quantum did not record a liability associated with these guarantees, as Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

Note 9:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

	As of or for the Three Months Ended

(In thousands)	June 27, 2004	March 31, 2004
Short-term debt (M4 Data (Holdings) Ltd. Debentures)	$—	$537
Convertible subordinated debt	160,000	160,000

	$160,000	$160,537

Weighted average interest rate	4.375%	4.392%

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

On August 21, 2003, Quantum redeemed the $287.5 million of 7% convertible subordinated notes that had been issued in July 1997. The notes had a maturity date of August 1, 2004, and were convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes were convertible into 6.2 million shares of Quantum common stock (or 21.587 shares per $1,000 note), and 4.7 million shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum previously had a recorded receivable from Maxtor of $95.8 million for the principal portion of the debt previously attributed to the HDD group and for which Maxtor agreed to reimburse Quantum for both principal and associated interest payments. The redemption in August 2003 included all these 7% convertible subordinated notes and was at 101% of the aggregate principal amount. The aggregate redemption price of the notes was $290.4 million, which included a premium paid of $2.9 million. On August 14, 2003, Quantum received $95.8 million from Maxtor, which represented the full amount for Maxtor’s portion of the debt.

Short-term debt (M4 Data debentures)

Quantum acquired all the outstanding stock of M4 Data on April 12, 2001 for approximately $58.0 million in consideration. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued and this occurred in the first quarter of fiscal year 2004. The outstanding debentures of $0.5 million that were issued in the first quarter of fiscal year 2004 based on revenues in the preceding fiscal year were called in the first quarter of fiscal year 2005 by the holders.

Credit line

In December 2002, Quantum entered into a secured senior credit facility with a group of five banks, providing Quantum with a $100.0 million revolving credit line and a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line.  In March 2004, Quantum amended the secured senior credit facility to extend the maturity to March 2006 and adjusted several covenant requirements.  As of June 27, 2004, $90.3 million of this revolving credit line is committed to standby letters of credit, of which $50.0 million secures Quantum’s obligation to the lessor under its synthetic lease (see Note 13 “Commitments and Contingencies”). Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line.  In prior quarters Quantum violated certain financial covenants under this credit agreement and received waivers or amendments for such violations. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of June 27, 2004, Quantum was in compliance with all of the credit line covenants.

Note 10:     Stock Incentive Plans

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) that provide for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. The Plans have reserved for future issuance 51.6 million shares of stock.  Available for grant as of June 27, 2004, were 17.2 million shares of stock. Options under the Plans generally expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plans generally vests over two to three years.

A summary of activity relating to Quantum’s Plans follows:

	Options (000s)	Weighted-Avg. Exercise Price
Outstanding at March 31, 2004	33,855	$6.39
Granted	2,721	$2.51
Exercised	(218)	$1.80
Canceled	(1,912)	$8.45

Outstanding at June 27, 2004	34,446	$6.00

Exercisable at June 27, 2004	19,607	$7.68

The following tables summarize information about options outstanding and exercisable at June 27, 2004:

Range of Exercise Prices	Options Outstanding (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable (000s)	Weighted Average Exercise Price
$ 0.96 – $ 2.95	10,677	$2.55	6.24	3,823	$2.56
$ 2.96 – $ 6.05	7,605	$3.44	8.51	2,205	$3.36
$ 6.05 – $ 8.69	7,082	$7.11	6.25	5,266	$7.20
$ 8.72 – $12.50	7,204	$10.13	5.82	6,467	$10.12
$12.56 – $24.11	1,878	$15.95	4.53	1,846	$16.00

	34,446	$6.00	6.56	19,607	$7.68

The effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method is disclosed in Note 2 “Pro Forma Stock Compensation Expense”.

Note 11:    Income Taxes

The tax expense recorded for the three months ended June 27, 2004 and June 29, 2003 was $2.8 million and $3.1 million, respectively. The current quarter’s tax provision reflects foreign withholding taxes.

Note 12:    Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH (“Papst”), owns numerous United States patents, which Papst alleges are infringed upon by hard disk drive products that were sold by HDD. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with other lawsuits involving Papst for purposes of coordinated discovery under multi-district litigation rules. The other lawsuits have Maxtor, Minebea Limited, and IBM as parties. The outcome of this patent infringement lawsuit is uncertain. Quantum currently cannot estimate the extent of the potential damages in the Papst dispute against it because the complaint by Papst asserts an unspecified amount of damages. As part of Quantum’s disposition of HDD to Maxtor, Maxtor has agreed to assume the defense of the Papst claims against HDD and has also agreed to indemnify Quantum with respect to litigation relating to this dispute. Nevertheless, if Papst prevails and Maxtor was unable for any reason to indemnify Quantum in accordance with the merger agreement, Quantum’s resulting liability could have a materially adverse impact on Quantum’s results of operations and financial position.

On April 15, 2003, Storage Technology Corporation (“StorageTek”) filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in a tape drive. The suit seeks a permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. Quantum believes that StorageTek’s claims are without merit, that the patents are invalid and Quantum intends to defend itself vigorously. Given the inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute.

On August 8, 2003, a class action lawsuit was filed against Quantum in the Superior Court of the State of California for the County of San Francisco. Hitachi Maxell, Ltd., Maxell Corporation of America, Fuji Photo Film Co., Ltd., and Fuji Photo Film U.S.A., Inc. are named in the lawsuit as codefendants. The plaintiff, Franz Inc., alleges violation of California antitrust law, violation of California unfair competition law, and unjust enrichment. Franz Inc. charges, among other things, that the defendants entered into agreements and conspired to monopolize the market and fix prices for data storage tape compatible with DLT tape drives. Quantum denies the allegations of the complaint and intends to defend itself vigorously against the claims asserted by Franz. Franz seeks an order that the lawsuit be maintained as a class action and that defendants be enjoined from continuing the violations alleged in the complaint. Franz also seeks compensatory damages, treble damages, statutory damages, attorneys' fees, costs, and interest. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the litigation.

On December 30, 2003, a lawsuit was filed against Quantum and Maxtor Corporation in the U.S. District Court in the Northern District of California. The plaintiff, Matsushita Kotobuki Electronics Industries, Ltd. ("MKE"), alleges breach of contract, breach of fiduciary relationship, fraud, violation of California unfair business practices law, and unjust enrichment. MKE charges, among other things, that certain Quantum intellectual property transferred to Maxtor in connection with the purchase by Maxtor of Quantum's hard disk drive business belongs to MKE. MKE seeks a declaratory judgment that it is the sole owner of the specified intellectual property, as well as unspecified damages, attorneys' fees, costs, and interest. In addition, MKE seeks to recover amounts MKE paid in settlement to Papst. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the litigation. Quantum denies the allegations of the complaint, believes they are without merit and intends to vigorously defend itself against the claims asserted by MKE.

Note 13:     Commitments and Contingencies

Synthetic Lease

In August 1997, Quantum entered into a five-year synthetic lease agreement with a group of financial institutions (collectively, the “lessor”) for the construction and lease of a campus facility in Colorado Springs, Colorado, comprised of three buildings. The campus was the center of the DLT business’ operations until the transfer in fiscal year 2002 of tape drive production to Penang, Malaysia. The Colorado Springs facility now houses only administrative, research and development, procurement resources and testing operations located in one of the three buildings. The lease is accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases.

In December 2002, Quantum renegotiated this lease, which now expires in December 2007. The total minimum lease payments from the second quarter of fiscal year 2005 until the scheduled expiration date in December 2007 are estimated to be approximately $4.1 million and approximate the lessor’s debt interest service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

The lease is secured by a standby letter of credit issued under Quantum’s revolving line of credit and a blanket lien on all of the assets of Quantum. The revolving line of credit expires in March 2006 and at that time Quantum could be required to post cash collateral to secure the lease, unless other financial arrangements are made that are acceptable to the lessor.

The lease commitment requires Quantum to maintain specified financial covenants. If in future quarters Quantum were to fail to comply with these financial covenants and was unable to obtain a waiver, or amend the lease, for such non-compliance, the lessor could terminate the lease. This could result in Quantum having to purchase and/or cause a third party to purchase the facilities promptly and potentially at a substantial discount to their current appraised value.  There is a cross default provision between this facility and the credit line facility (refer to Note 9 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt”) such that a default on one facility constitutes a default on the other facility.

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

Quantum shares contingently issuable in connection with the acquisition of SANlight

Quantum may be required to issue additional shares of common stock up to a maximum of 0.3 million under the agreements to acquire SANlight. The issuance of these additional shares is contingent upon the achievement of certain milestones.

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

As of  June 27, 2004, Quantum had issued non-cancelable purchase orders for $35.0 million to purchase finished goods from its contract manufacturers, and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

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

Note 14:    Business Segment Information

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

Quantum evaluates segment performance based on operating income (loss) excluding special charges and other infrequent or unusual items.  Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(In thousands)	Three Months Ended

	June 27, 2004			June 29, 2003

	DLT	Storage Systems	Total	DLT	Storage Systems	Total

Revenue	$105,329	$67,355	$172,684	$136,263	$65,952	$202,215
Cost of revenue	67,592	47,044	114,636	88,988	49,714	138,702

Gross margin	37,737	20,311	58,048	47,275	16,238	63,513

Research and development	14,782	8,147	22,929	17,655	9,276	26,931
Sales and marketing	8,930	14,484	23,414	9,296	14,875	24,171
General and administrative	7,136	4,284	11,420	9,202	4,989	14,191
Special charges	2,958	3,452	6,410	343	133	476

Total operating expenses	33,806	30,367	64,173	36,496	29,273	65,769

Operating income (loss)	$3,931	$(10,056)	$(6,125)	$10,779	$(13,035)	$(2,256)

(In thousands)	As of June 27, 2004			As of March 31, 2004

	DLT	Storage Systems	Total	DLT	Storage Systems	Total

Inventories	$15,325	$40,078	$55,403	$15,651	$32,692	$48,343
Service inventories	$31,841	$20,749	$52,590	$33,636	$17,622	$51,258
Property, plant and equipment, net	$26,279	$11,091	$37,370	$28,996	$11,381	$40,377
Goodwill and intangibles, net	$37,718	$64,473	$102,191	$38,738	$67,826	$106,564

Note 15:    Comprehensive Loss

Total comprehensive loss, net of tax if any, for the three months ended June 27, 2004, and June 29, 2003, is presented in the following table:

	Three Months Ended

(In thousands)	June 27, 2004	June 29, 2003

Net loss	$(10,189)	$(9,346)
Foreign currency translation adjustment	(424)	928

Total comprehensive loss	$(10,613)	$(8,418)

Note 16:     Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectation that the current installed base of tape drives will result in continued demand for the tap media cartridges, (2) our expectation that media royalties will continue to be a significant source of our DLT revenues, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our expectation that we will incur additional future charges for anticipated restructurings, including future payments equal to $7.1 million in fiscal year 2005 and $1.6 million between fiscal years 2006 and 2008, (5) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (6) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion, (7) our expectation that we will realize annual cost savings from our first quarter 2005  restructuring programs of approximately $6 million, (8) our expectation that any debentures that we issue after the date of this Quarterly Report on Form 10-Q in connection with our acquisition of M4 Data will total approximately $2 million in principal amount, (9) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (10) our expectation that we will return to profitability, (11) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (12) our expectation that we will make additional acquisitions in the future, (13) our expectation that our future contractual payment obligations equal no more than approximately $44.7 million within one year, $9.8 million between one and two years, $5.1 million between two and three years and $223 million beyond three years, (14) our expectation that our income tax expense will decline substantially beginning in the second quarter of fiscal year 2005 and (15) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

Previously, Quantum was also in the hard disk drive business, which operated as Quantum’s Hard Disk Drive group (“HDD”). This business was acquired by Maxtor Corporation (“Maxtor”) on April 2, 2001.

Business Summary

Quantum has two data storage business segments: the DLT business and the Storage Systems business. Our DLT business consists of tape drive and tape media cartridge product lines. Our Storage Systems business consists of tape automation systems and service and includes disk-based backup systems.

While continuing to develop and introduce new products in the storage market, we have also continued to take steps to reduce costs in order to return to profitability. In recent years and in the first quarter of fiscal year 2005, our business has experienced declining total revenues, lower gross margins and operating losses. The factors driving these trends included, among other things, increased competition from other computer equipment manufacturers and the generally weak economic conditions that persisted between 2000 and 2002, and to a lesser extent in 2003, which resulted in generally lower prices and unit sales because of reduced customer spending on Information Technology (“IT”). Because of these trends and the reduced corporate infrastructure that we required following the disposition of HDD to Maxtor at the beginning of fiscal year 2002, which represented a major corporate realignment for Quantum, we have taken numerous cost reduction actions in recent years and in the first quarter of fiscal year 2005. Spending on IT has increased in recent quarters and this has benefited our business. However, the overall impact of the negative trends has not been fully reversed or offset and we incurred further costs for cost reduction steps and had operating losses in the first quarter of fiscal year 2005. The cost reduction steps we are taking are aimed at eventually returning Quantum to profitability on a consistent basis.

DLT

In our DLT business, we design, develop, license, service, and market tape drives, including DLTtape and Super DLTtapeTM drives (collectively referred to as “tape drives”) as well as tape media cartridges, including DLTtape and Super DLTtape media cartridges (collectively referred to as “tape media cartridges”).  Our DLTtape drives are targeted at the “value” or “price sensitive” segment of the tape drive market. Our Super DLTtape drives are targeted at the “performance sensitive” segment of the tape drive market. We earn approximately 61% of our revenue by selling tape drives and the tape media cartridges used by tape drives.  Most of our media revenue from royalties is paid to us by manufacturers who license our tape media cartridge technology. Super DLTtape Technology has a higher storage capacity and transfer rate than DLTtape technology. Both DLTtape and Super DLTtape products are used to back up large amounts of data stored on network servers. DLTtape and Super DLTtape are based on our half-inch Digital Linear Tape technology that is used in mid-range UNIX and NT system backup and archive applications.

DLTtape and Super DLTtape drives store data on DLTtape and Super DLTtape media cartridges, respectively. Historical use of tape drives has shown that drives use many tape media cartridges per year in archival and backup processes. This historical use suggests that the installed base of tape drives will result in continued demand for tape media cartridges. Our tape media cartridges are manufactured and sold by licensed third party manufacturers and, to a minor extent, directly by us.

We receive a royalty on tape media cartridges sold by our licensees. We prefer that a substantial portion of our tape media cartridge sales occur through this license model because this minimizes our operational risks, asset investments and expenses and provides an efficient distribution channel. In the first quarter of fiscal year 2005, approximately 91% of our tape media cartridge unit sales occurred through this license model. We believe that the large installed base of tape drives and our licensing of tape media cartridges are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, operating income and cash flow, and this trend is expected to continue.

As of the end of first quarter of fiscal year 2005, substantially all of Quantum’s manufacturing has been outsourced. The manufacturing of tape drives was outsourced to Jabil Circuit Inc. (“Jabil”) in fiscal year 2003, under an agreement dated August 29, 2002.

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

Products

Our products include:

DLT business:

We offer tape drive products and tape media cartridges based on Super DLTtape™ and DLTtape™ Technology, which are targeted to serve workgroup, mid-range and enterprise business needs.

•	SDLTTMtape drives

The SDLT Series includes drives that have native capacities of up to 300 gigabytes (GB) (600 GB compressed) and transfer rates of up to 36 megabytes (MB) per second (72 MB compressed). The SDLT 600 drive uses new Super DLTtape™ II media cartridges and can back-read cartridges written on the DLT VS160 drive and the SDLT 320 drive. The SDLT 600 also incorporates DLTSageTM, which is a new architecture-based suite of predictive and preventive maintenance diagnostic tools that enable users to more simply manage tape storage environments. The DLTSage architecture is built on standards that interface into current storage environments. DLTIceTM,, an extension to DLTSage, provides WORM (Write Once, Read Many) archival functionality for the SDLT 600 drive. The SDLT 320 and SDLT 220 drives use Super DLTtape™ I media cartridges and can back-read cartridges written on most DLTtape and DLTtape VS drives.

•	DLT VSTM tape drives

The Series of DLT VS drives includes tape drives with up to 80 GB of native capacity (160 GB compressed) and sustained data transfer rates of up to 8 MB per second (16 MB compressed). The DLT VS80 drive is compatible with DLTtape IV media cartridges.  The DLT VS160 drive uses DLT VS1 media cartridges.

•	Super DLTtape™ media cartridges

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

19

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

P-Series Libraries

Quantum’s newest tape library is the PX720, our  fifth generation enterprise tape automation platform developed by Quantum. Accommodating up to 20 SCSI or native Fibre Channel tape drives and up to 726 LTO/642 SDLT cartridges in a single chassis, the PX720 provides more than 2.5TB/hour of native throughput performance and 193TB native capacity. The PX720 includes fully redundant power and cooling, proactive component-level monitoring, remote library management, programmable load ports as standard offerings, on-site installation and a one year on-site warranty. Multiple PX720s can be linked together to provide up to 100 drives and up to 3660 slots, for a total capacity of 146 TBs.

The P4000 and the P7000 feature Prism Library Architecture™ are storage solutions for the enterprise data center. The 4000 scales to 322 data cartridges and 10 tape drives, providing up to 97TB of native capacity and 1.3TB/hour native throughput performance. The P7000 scales up to 679 data cartridges and 16 tape drives, providing up to 204TB native capacity and 2.1TB/hour native performance. Multiple P-Series libraries can be linked together to form a single library system providing up to 718TB capacity and 10.1TB/hour native performance.

DX-Series Enhanced Backup Systems

The DX-Series Enhanced Backup Systems (DX30 and DX100) emulate a tape library and seamlessly integrate into existing backup environments without changes to policies or procedures.  Supported by every major backup software vendor, the DX-Series provides user definable virtual tape drives and cartridges to meet data center requirements. Designed specifically for extremely fast and reliable backup and restore operations, the DX-Series architecture includes redundant and hot-swappable components that deliver up to 64TB (raw) capacity and up to 2TB/hr performance.  A Web-based Graphical User Interface (GUI) provides system management along with event monitoring and notification.  The DX-Series complements tape libraries by allowing them to be dedicated to archive operations.

•	StorageCare Services

StorageCare™ services are a group of services that support Quantum products from purchase through product life. StorageCare services include product installation and integration, warranty support, spare part sales, and on-site service agreements.

For more information about our products, please visit our website at www.quantum.com.  The contents of our website are not incorporated into this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the following accounting policies require our most difficult, subjective or complex judgments because of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties that affect the application of those policies in particular could result in materially different amounts being reported under different conditions or using different assumptions.

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

When elements such as hardware and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to the separate elements based on relative fair value provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements.  Undelivered elements typically include installation and services.  If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

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

We record write-downs for the amount that cost of inventory exceeds our estimated market value. No adjustment is required when market value exceeds cost

Service Inventories

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. As of  June 27, 2004, the net amount of $102.2 million of goodwill and intangible assets represented 15% of total assets.

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

Special Charges

In recent periods and over the past several years, we recorded significant special charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with cost reduction programs that we have undertaken and consist of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges and other costs of exiting activities or geographies.

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

We have provided a full valuation allowance against its U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and belief that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

RESULTS OF OPERATIONS

Revenue

	Three Months Ended		Increase / (decrease)	% increase/ decrease
(In thousands)	June 27, 2004	June 29, 2003
Tape drives	$61,716	$81,944	$(20,228)	-24.7%
Tape media	13,311	19,291	(5,980)	-31.0%
Tape royalty	30,302	35,028	(4,726)	-13.5%

DLT	105,329	136,263	(30,934)	-22.7%
Storage Systems	67,355	65,952	1,403	2.1%

	$172,684	$202,215	$(29,531)	-14.6%

DLT Revenue for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004

The decrease in tape drive revenue reflected primarily lower unit sales and to a lesser extent lower average unit prices. The decline in unit sales reflected lower unit shipments of almost all tape drives across our portfolio of both value and performance drives.  In particular, sales of the DLT8000 tape drive decreased significantly as it approached end-of-life status. Sales of our value and performance tape drives did not offset the decline in sales of DLT8000.  This reflected less demand from our key OEM customers, and it reflected that customer qualifications and the corresponding product ramp for the Super DLT600 are taking longer than we had anticipated

The decrease in tape media revenue in the first quarter of fiscal year 2005 primarily reflected a decrease in average unit prices caused by pricing pressure, and to a lesser extent, due to lower unit sales.

The decrease in tape media royalty revenue in the first quarter of fiscal year 2005 was due to lower average unit prices of the media sold by our licensed manufacturers for which we earn a price-based royalty, partially offset by higher overall media market unit sales.

The decline in media royalties and Quantum-branded media revenue reflects the impact of increased competition, resulting in lower tape drive unit sales in recent years, and also lower-than-expected media prices, further reducing royalties, which are based on our licensees’ media pricing.

Storage Systems Revenue for the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004

The increase in revenue reflected an increase in our service and product support revenues and the sales of our new tape library PX720 series, slightly offset by lower sales in our older library products.

Gross Margin and Gross Margin Rate

(In thousands)	Three Months Ended		Increase / (decrease)
	June 27,2004	June 29, 2003
DLT gross margin	$37,737	$47,275	$(9,538)
Storage Systems gross margin	20,311	16,238	4,073

Quantum gross margin	$58,048	$63,513	$(5,465)

DLT gross margin rate	35.8%	34.7%	1.1%
Storage Systems gross margin rate	30.2%	24.6%	5.6%
Quantum gross margin rate	33.6%	31.4%	2.2%

DLT Segment Gross Margin

Gross margin dollars decreased due to 1) the decline in unit sales and 2) the downward trend in media revenues and royalties, which lowered the gross margin dollar contribution we received from our media business.  The gross margin rate increased due to higher royalty revenue margin contribution in terms of percentage of total DLT revenue.

Storage Systems Segment Gross Margin Rate

The improvement of 5.6% mainly reflected improved product and service margins driven by product sales mix and lower costs, including better operational efficiencies.

Gross Margin Rate Outlook

We expect our overall gross margin rate to decline sequentially as a result of less favorable sales mix, prices, and costs as compared to the first quarter of fiscal year 2005, which had an atypical combination of positive factors including a higher mix of royalty media, more favorable sales mix and higher service margin in the systems business.  Because our media business provides relatively high gross margins, total company gross margin rates are affected significantly by changes in media market sales.  There are many complicated variables that, individually and in combination, impact short-term and long-term performance in media and result in a media revenue and gross margin dollar contribution trend for the company. These include, but are not limited to, media pricing decisions among our partners/licensees, end-user media consumption habits and rates, the size of the installed base of tape drives, tape drive retirement patterns, the mix of DLTtape media versus Super DLTtape media, channel inventory levels and other factors. In any given future quarter, the combination of these factors can cause a significant negative, neutral, or positive financial impact.

Over the course of fiscal year 2004, we have experienced a downward trend in media revenues, both in tape media and tape royalty revenues, which has lowered the gross margin dollar contribution we receive from our media business and lowered the DLT gross margin dollar contribution in aggregate. The majority of this downward trend has been caused by reduced media prices and, to a lesser extent, by reduced media unit sales. We expect these factors to continue to impact our business despite our efforts to offset some of the weakness in media such as our continued effort to improve drive gross margin.

Operating Expenses

(In thousands)	Three Months Ended
	June 27, 2004	% of segment revenue	June 29, 2003	% of segment revenue	Increase / (Decrease)	% of segment revenue

DLT	$30,848	29.3%	$36,153	26.5%	$(5,305)	2.8%
Storage Systems	26,915	40.0%	29,140	44.2%	(2,225)	-4.2%

Subtotal	$57,763	33.5%	$65,293	32.3%	$(7,530)	1.2%
Special Charges	6,410		476		5,934

Total	64,173		65,769		(1,596)

Research and Development Expenses

(In thousands)	Three Months Ended
	June 27, 2004	% of segment revenue	June 29, 2003	% of segment revenue	Increase / (Decrease)	% of segment revenue

DLT	$14,782	14.0%	$17,655	13.0%	$(2,873)	1.0%
Storage Systems	8,147	12.1%	9,276	14.1%	(1,129)	-2.0%

Total	$22,929	13.3%	$26,931	13.3%	$(4,002)	0.0%

DLT Research and Development Expenses

The decrease in research and development expenses in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 reflected reduced product development costs and lower salary costs as a result of cost reduction actions.  The increase in research and development expenses as a percentage of revenue reflected lower DLT revenue.

Storage Systems Research and Development Expenses

The decrease in research and development expenses in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 reflected reduced product development costs and lower salary costs as a result  of cost reduction actions. The decrease in research and development expenses as a percentage of revenue reflected lower expenses and higher Storage Systems revenue.

Sales and Marketing Expenses

(In thousands)	Three Months Ended
	June 27, 2004	% of segment revenue	June 29, 2003	% of segment revenue	Increase/ (decrease)	% of segment revenue

DLT	$8,930	8.5%	$9,296	6.8%	$(366)	1.7%
Storage Systems	14,484	21.5%	14,875	22.6%	(391)	-1.1%

Total	$23,414	13.6%	$24,171	12.0%	$(757)	1.6%

Although total sales and marketing expenses have trended down moderately, the increases in sales and marketing expenses as a percentage of revenue reflected lower revenue, without a proportional reduction in sales and marketing expenses.

DLT Sales and Marketing Expenses

The decrease in sales and marketing expenses the first quarter of fiscal year 2005 mainly reflected lower spending on channel development programs, lower marketing expenses, and the impact of cost reduction actions.

Storage Systems Sales and Marketing Expenses

The slight decrease in sales and marketing expenses the first quarter of fiscal year 2005 mainly reflected lower spending on channel development related expenses.  The decrease in sales and marketing expenses as a percentage of revenue in the first quarter of fiscal year 2005 also reflected higher revenue.

General and Administrative Expenses

(In thousands)	Three Months Ended
	June 27, 2004	% of segment revenue	June 29, 2003	% of segment revenue	Increase/ (decrease	% of segment revenue

DLT	$7,136	6.8%	$9,202	6.8%	$(2,066)	0.0%
Storage Systems	4,284	6.4%	4,989	7.6%	(705)	-1.2%

Total	$11,420	6.6%	$14,191	7.0%	$(2,771)	-0.4%

The decrease in general and administrative expenses as a percentage of revenue reflect a proportionally larger decreases in expenses as compared to the decline in revenue.

DLT General and Administrative Expenses

The decrease in general and administrative expenses mainly reflected lower legal costs and the impact of cost reduction actions, including reduced headcount.

Storage Systems General and Administrative Expenses

The decrease in general and administrative expenses resulted from the impact of cost reduction actions, including reduced headcount, and a general decline in discretionary spending.

Special Charges

The steps we have taken to return to profitability and right-size our company following our decline in revenue and the sale of the HDD business have resulted in numerous special charges.  Special charges included the cost of major restructuring projects such as the outsourcing of certain functions and consolidation of many functions within the company.  Although these projects have largely been completed as of June 27, 2004 and most of the associated costs recorded, additional charges are expected to be incurred in the future related to additional cost reduction steps and past restructurings, particularly if estimated costs associated with facilities and other restructured activities are higher than estimated.  The costs that we will incur associated with future cost reduction activities are not estimable at this time

The following two tables show the special charges for the three months ended June 27, 2004 and the estimated timing of future payouts for cost reduction plans (for a discussion of our special charge activity in prior years, refer to Note 6 in our Annual Report on Form 10-K for the year ended March 31, 2004):

(In thousands)	Severance Costs	Facilities	Other	Total
Balance at March 31, 2004	$2,617	$4,647	$—	$7,264
DLT special charges	2,958	—	—	2,958
Storage Systems special charges	2,537	855	60	3,452
Cash payments	(3,891)	(910)	(60)	(4,861)
Non-cash charges	(29)	—	—	(29)

Balance at June 27, 2004	$4,192	$4,592	$—	$8,784

Estimated timing of future payouts:
Fiscal Year 2005	$4,192	$2,910	$—	$7,102
Fiscal Year 2006 to 2008	—	1,682	—	1,682

	$4,192	$4,592	$—	$8,784

In the nine months remaining in fiscal year 2005 as compared to the corresponding period in fiscal year 2004, we expect to realize annual cost savings of approximately $6 million from various restructuring programs in the first quarter of fiscal year 2005.  Of this $6 million, approximately $1 million of the savings is expected to reflect reduced cost of revenue, with the remaining savings reflecting reduced operating expenses.  The anticipated savings result primarily from employee headcount reductions and reduced facility costs. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

For more information regarding Special Charges, refer to Note 5 “Special Charges” to the Condensed Consolidated Financial Statements.

Amortization of Intangible Assets

The following table details intangibles asset amortization expense by classification within our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Increase /

	June 27, 2004	June 29, 2003	(Decrease)

Cost of revenue	$2,975	$2,974	$1
Research and development	398	426	(28)
Sales and marketing	875	1,314	(439)
General and administrative	125	126	(1)

	$4,373	$4,840	$(467)

For further information regarding amortization of intangible assets, refer to Note 4 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Interest and Other Income, net, and Equity Investment Write-downs

(In thousands)	Three Months Ended
	June 27, 2004	June 29,2003
Interest and other income	$1,463	$2,133
Interest expense	(2,777)	(6,155)

	$(1,314)	$(4,022)

The decrease in interest expense mainly reflected reduced interest expense following the redemption of the $287.5 million 7% convertible subordinated notes (“7% Notes”) and issuance of $160.0 million of convertible notes at a lower rate of 4.375% in the second quarter of fiscal year 2004. As a result of this redemption, interest income and other also decreased because Maxtor had been paying us interest for its one-third portion of the 7% Notes prior to their redemption.  Maxtor has no obligation associated with our 4.375% convertible notes issued following the redemption of the 7% Notes.

The decrease in interest income and other, net, was mainly a result of lower cash balances, lower interest rates and reduced interest payments from Maxtor.

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

We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and belief that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

The current quarter’s tax provision primarily reflects foreign withholding taxes as well as local foreign income taxes and state taxes.  Beginning in the second quarter of fiscal year 2005, we expect income tax expense to substantially decrease due to the elimination of withholding taxes on royalty income based upon the new Japan -US Treaty, which became effective July 1, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 16 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for Three Months Ended
(In thousands)	June 27, 2004	June 29, 2003
Cash and cash equivalents	$213,948	$310,188
Days sales outstanding (DSO)	54.5	58.9
Inventory turns	8.3	8.0

Net cash provided by (used in) operating activities	$6,295	$(5,401)
Net cash used in investing activities	$(6,809)	$(82,762)
Net cash provided by (used in) financing activities	$(145)	$348

Net cash provided by (used in) operating activities:

Net cash provided by or used in operating activities has two primary sources:

•	Income (loss) from operations adjusted for non cash items
•	Changes in the assets and the liabilities that constitute working capital, including accounts receivable, inventory, accounts payable, other assets, and other liabilities.

(In thousands)	Three Months Ended		Change
	June 27, 2004	June 29, 2003
Cash provided by (used in):
Loss from operations	$(10,189)	$(9,346)	$(843)
Non-cash income statement items:
Depreciation and amortization	10,469	12,436	(1,967)
Compensation related to stock incentive plans	197	159	38

Subtotal	477	3,249	(2,772)

Changes in assets and liabilities	5,818	(8,650)	14,468

Net cash provided by (used in) operating activities	$6,295	$(5,401)	$11,696

During the first quarter of fiscal year 2005, both the changes in working capital and the loss from operations adjusted for non cash items.  Cash provided by our reductions in accounts receivable and other, partially offset by cash used in working capital, including our increase in inventory, paying down of accounts payable, and reduced accrued warranty.

Cash used in paying down accounts payable reflected the impact of lower levels of operating expenses, which in turn result in lower accounts payable associated with these expenses. Cash provided by accounts receivable was primarily due to lower revenue levels causing lower replenishment of collected accounts receivable and improved DSO with four fewer days of sales outstanding. The improvement to DSO resulted from a combination of the negotiation of shorter payment terms from certain business partners and our focus on accounts receivable cash collections.

Net cash used in investing activities:

Cash used in investing activities during the first quarters of fiscal years 2005 and 2004 was primarily from net purchases of short-term investments and our purchases of property and equipment.

Net cash provided by or used in financing activities:

Cash used in the financing activities of operations in the first quarter of fiscal year 2005 related to the principal payments of short-term debt, partially offset by proceeds from the exercise of employee stock options.

Cash provided by the financing activities operations in the first quarter of fiscal year 2004 related to the proceeds from the exercise of employee stock options.

Credit lines

In December 2002, we entered into a secured senior credit facility with a group of five banks, providing us with a $100.0 million revolving credit line and a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity through March 2006 and adjusted several covenant requirements.  As of June 27, 2004, $90.3 million of this revolving credit line was committed to standby letters of credit, of which $50.0 million secured our obligation to the lessor under our synthetic lease (see below and Note 13 “Commitments and Contingencies”). Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we were required to satisfy as a condition of the credit line. In a number of quarters of fiscal years 2004 and 2003, we violated certain financial covenants under this credit agreement and received waivers or amendments for such violations. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of June 27, 2004, we were in compliance with all of the credit line covenants.

Synthetic Lease Commitment

As described in Note 13 “Commitments and Contingencies,” we have a synthetic lease commitment accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases, which required us to maintain specified financial and reporting covenants. We originally entered into this agreement in August 1997 and renegotiated its terms in December 2002, and March 2004. There is a cross default provision between this facility and the credit line facility (refer to Note 9 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt”) such that a default on one facility constitutes a default on the other facility. In a number of quarters of fiscal years 2004 and 2003 we violated certain financial covenants under this agreement and received waivers or amendments for such violations. As described in greater detail in Note 13 “Commitments and Contingencies,” at the end of the term of the lease we must either renew the lease, purchase the facility for the stipulated sales price of approximately $50.0 million, or find a third party to purchase the facility (in a third party sale we would guarantee any shortfall below the stipulated sales price up to a maximum amount of $43.9 million payable by us).

General Outlook

Although revenue declined and we were unprofitable in the first quarter of fiscal year 2005, we made progress in reducing operating costs and we will continue to focus on increasing revenue, reducing costs and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities.

We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is generally dependent upon our ability to maintain revenue around or above current levels, maintain or improve gross margins, and reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing letters of credit, our credit facility or our synthetic lease.  Should any of the above beliefs prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.  We have a significant product transition underway in 3 product areas.  To the extent this product migration results in current product revenue reductions that are not offset by increases in revenues from our new products, or to the extent revenues come in below current expectations for competitive or any other reasons, our quarterly or annual net income and cash flow results would be adversely affected.

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

Capital Resources

On July 30, 2003, we issued $160 million in aggregate principal amount of 4.375% convertible subordinated notes due 2010, in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008. We received net proceeds from the notes of $155.1 million, after deducting commissions and expenses. We used the net proceeds from the sale of these notes, plus cash received from Maxtor for their responsibility to us for a one-third portion of the debt and a portion of our available cash, to redeem our $287.5 million 7% convertible subordinated notes due 2004. The portion of our available cash used in the redemption was $37 million.

The purchase agreement for the acquisition of M4 Data in April 2001 included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which will result in additional debentures being issued. We expect that debentures issued in the future under the earn out provisions of the acquisition agreement will be approximately $2 million.

As of June 27, 2004, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the first quarter of the fiscal year 2005. Our ability to repurchase common stock was restricted under our credit facilities.

The table below summarizes our commitments as of June 27, 2004:

(In thousands)	< 1 year	1 year and < 2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt	$–	$–	$–	$160,000	$160,000
Inventory purchase commitment	35,012	–	–	–	35,012
Operating lease-Colorado facility-
- contingent obligation (1)	–	–	–	50,000	50,000
Other operating leases	9,694	9,766	5,135	13,032	37,627

Total contractual cash obligations	$44,706	$9,766	$5,135	$223,032	$282,639

(1) Appraised value of the facility, the collateral that would be used to satisfy the contingent obligation, was $50 million.

RISK FACTORS

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PAGE 17 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

A large percentage of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been concentrated among a few customers. Sales to our top five customers in the first quarter of fiscal year 2005 represented 51% of total revenue. These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of our tape drives incorporated into tape libraries sold to our top five customers by our customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

The merger of Hewlett-Packard and Compaq during calendar year 2002 significantly increased the concentration of our sales and dependency on a single customer. In the first quarter of fiscal year 2005 approximately 23% of our revenue was derived from this merged entity, and, therefore, we could be materially and adversely affected if Hewlett-Packard were to experience a significant decline in storage revenue whether due to customer loss or otherwise. There is an additional risk since the combined entity owns a competing linear tape open, or LTO, brand of tape drive and media. Hewlett-Packard markets both the LTO and Super DLTtape platforms, whereas Compaq had exclusively marketed Super DLTtape for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLTtape and Super DLTtape products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

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

For example, the qualification of out latest Super DLTtape drive, the SDLT600 has progressed slower than we had anticipated. If we are not successful in completing the qualification of the SDLT600 and then ramping sales to our key customers, our revenue and results of operations would be adversely impacted.

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

We receive a royalty fee based on sales of tape media cartridges by Fuji, Maxell, Imation and Sony Corporation (“Sony”). Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. To the extent that our royalty revenue is based on the prices of cartridges sold by our licensees, our royalty revenue will vary depending on the level of sales and prices set by the licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would reduce our revenue and margins on this product. As a result, lower prices on our tape media cartridges would reduce media revenue, which could materially and adversely affect our business, financial condition and operating results.

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

•

Cost and purchase commitments. We may not be able to control the costs we would be required to pay Jabil for the products they manufacture for us. Jabil procures inventory to build our products based upon a forecast of customer demand that we provide. We would be responsible for the financial impact on Jabil of any reduction or product mix shift in the forecast relative to materials that Jabil had already purchased under a prior forecast. Such a variance in forecasted demand could require us to pay Jabil for finished goods in excess of current customer demand or for excess or obsolete inventory and generally incur higher costs. As a result, we could experience reduced gross margins and larger operating losses based on these purchase commitments.

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

We compete with companies that develop, manufacture, market and sell tape drive and tape automation products. Our principal competitors include Certance (U.S.) Holdings (or Certance (formerly known as Seagate Technology (U.S.) Holdings), Hewlett-Packard, IBM, Sony, Advanced Digital Information Corporation (“ADIC”), Overland Data Inc. and StorageTek. These competitors are aggressively trying to advance and develop new technologies to compete more successfully with products based on DLTtape and Super DLTtape technology. Hewlett-Packard, IBM and Certance formed a consortium to develop and have developed LTO products. These products target the high-capacity data backup market and compete with our products based on Super DLTtape technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape and Super DLTtape drives and media. The lower demand resulting from the adverse economic conditions experienced in fiscal years 2002 and 2003 had resulted in lower demand in the tape drive and tape automation markets in general, which has also resulted in increased ongoing price competition even as economic conditions have improved. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive and tape automation markets with greater resources and a potentially greater market reach with a product that competes directly with our Super DLTtape drives and Super DLTtape media. These factors, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 168 United States patents and have 140 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Third party infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. For instance, see Note 12 “Litigation” to the Condensed Consolidated Financial Statements for a description of StorageTek’s patent infringement suit against us. While we currently believe the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results may be materially and adversely affected.

We are exposed to general economic conditions that have continued to result in significantly reduced sales levels and significant operating losses and, if such adverse economic conditions were to continue or worsen, our business, financial condition and operating results could be further adversely and materially impacted.

If the adverse economic conditions in the United States and throughout the world economy continue or worsen, we may experience a further material adverse impact on our business, operating results, and financial condition. We took actions in fiscal year 2002 through the first quarter of fiscal year 2005 to reduce our cost of sales and operating expenses in order to address these adverse conditions.  A prolonged continuation or worsening of sales trends would require us to take additional actions to further reduce our cost of sales and operating expenses in subsequent quarters in order to align these costs with reduced revenue. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment.  If we are required to undertake further expense reductions, we may incur significant additional incremental special charges associated with such expense reductions that are disproportionate to sales, thereby materially and adversely affecting our business, financial condition and operating results.

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

Goodwill and intangible assets used in Storage Systems have been reviewed at least annually for possible impairment since the adoption on April 1, 2002 of SFAS No. 142 Goodwill and Other Intangible Assets. Although we incurred no goodwill impairment in the first quarter of fiscal year 2005, the impairment tests conducted relative to goodwill resulted in a $94.3 million charge upon the adoption of SFAS No. 142 in the first quarter of fiscal year 2003 and a $58.7 million impairment charge in the second quarter of fiscal year 2003. These reviews of goodwill were based on projections of undiscounted and discounted net cash flows from Storage Systems compared to the carrying value of goodwill. The financial projections involved significant estimates with inherent uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid future impairment charges. As a result, in the future, we may incur additional impairment charges related to Storage Systems, which could have a materially adverse impact on the results of our operations or our financial condition.  Although we have not incurred impairment charges associated with our other intangible assets, we have substantial intangible asset balances, which are subject to the same risks and uncertainties related to goodwill.

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

In December 2002, we terminated a $187.5 million revolving credit facility with a certain group of banks and entered into a new secured senior credit agreement with a group of five banks, providing a $100.0 million revolving credit line that was scheduled to expire in June 2004.  In March 2004, we amended the secured senior credit facility to extend the maturity to March 2006 and adjusted several covenant requirements.  As of June 27, 2004, $90.3 million of this credit line was committed to standby letters of credit, of which $50.0 million secured our obligation to the lessor under our synthetic lease. In December 2002, we also entered into a synthetic lease that contained the same financial covenants as our credit agreement. In July 2003, we amended the credit agreement and our synthetic lease to, among other things, change certain financial covenants and events of default and allow for the completed redemption of our 7% Convertible Subordinated Notes due August 2004. In the quarters that we violated covenants, we obtained waivers or amendments.

If our operating results do not improve in the future and we violate any financial or reporting covenant in our credit agreement and receive a notice of default letter from our bank group, our credit line could become unavailable, and any amounts outstanding could become immediately due and payable. If we were unsuccessful in securing a waiver of such violation or an amendment to our credit agreement, we might have to restrict $90.3 million of our cash to cover the outstanding standby letters of credit issued under the credit agreement. This would have a material and adverse impact on our liquidity.

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

Three institutional investors own approximately 46% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the Quantum DLT and Storage Systems shares they currently own, that may cause our stock price to be more volatile.  For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity.  In these situations, selling pressure outweighs buying demand and our stock price has declined.

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

Our cash equivalents and short-term investments consist primarily of short-term fixed income investments and money market funds. The main objective of these investments was safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would result in an approximate $2.1 million annual decrease in interest income.

Our senior credit facilities are comprised of a $100.0 million revolving line of credit expiring in March 2006 and a synthetic lease expiring in December 2007. The obligations under the revolving credit line and synthetic lease bear interest at either London interbank offered rate with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. Our outstanding convertible bond was for $160.0 million due 2010 and has a fixed interest rate of 4.375% paid semi-annually in February and August. (refer to Note 9 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt” to the Condensed Consolidated Financial Statements).

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

Equity Security Risk

We have an equity investment in a technology company that is not publicly traded. This investment was recorded at cost, adjusted for other than temporary impairment and was included in other long-term assets. We do not attempt to reduce or eliminate exposure on this investment. As of June 27, 2004, the carrying value of this investment was $3.9 million, which we received as a part of the disposition of our NAS business.

Item 4.    Controls and Procedures

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

QUANTUM CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal proceedings
The information contained in Note 12 to the Condensed Consolidated Financial Statements is incorporated into this Part II, Item 1 by reference.

Item 2.	Changes in securitiesand use of proceeds
None.

Item 3.	Defaults upon senior securities
None.

Item 4.	Submission of matters to a vote of security holders
None.

Item 5.	Other information

During the quarter ended June 27, 2004, certain audit, audit-related and tax services were performed by Ernst and Young LLP that were approved by the Audit Committee of the Company, consistent with Quantum’s internal policy.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated By-laws of Registrant, as amended

3.3(3)	Amendment to Amended and Restated By-laws of Registrant, effective April 23, 2003

4.1(4)	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

4.2(5)	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002

4.3(5)	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management

10.1	Termination Agreement and General Release of All Claims, dated as of June 29, 2004, between Registrant and Michael J. Lambert

10.2	Employment Offer Letter, dated June 7, 2004, between Registrant and Edward J. Hayes, Jr.

10.3(6)	Indenture, dated as of July 30, 2003, between the Registrant and U.S. Bank National Association, related to Registrant’s convertible debt securities

24	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001..
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 28, 2000.
3.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 30, 2003.
4.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
5.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002.
6.	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 2003.

(b)	Reports on Form 8-K
The Company filed the following Current Reports on Form 8-K during the three months ended June 27, 2004:

On May 3, 2004, Quantum Corporation filed a Current Report on Form 8-K, to report its operating results for the fourth quarter of fiscal year 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION (Registrant)

Date: August 4, 2004	By:	/s/ Edward J. Hayes, Jr.
Edward J. Hayes, Jr. Executive Vice President, Finance and Chief Financial Officer

QUANTUM CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated By-laws of Registrant, as amended

3.3(3)	Amendment to Amended and Restated By-laws of Registrant, effective April 23, 2003

4.1(4)	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

4.2(5)	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002

4.3(5)	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management

10.1	Termination Agreement and General Release of All Claims, dated as of June 29, 2004, between Registrant and Michael J. Lambert

10.2	Employment Offer Letter, dated June 7, 2004, between Registrant and Edward J. Hayes, Jr.

10.3(6)	Indenture, dated as of July 30, 2003, between the Registrant and U.S. Bank National Association, related to Registrant’s convertible debt securities

24	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001..
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 28, 2000.
3.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission on June 30, 2003.
4.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
5.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002.
6.	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 2003.