Form 10-Q
period 2004-09-26
QUANTUM CORP /DE/
filed 2004-11-03
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-13449

QUANTUM CORPORATION

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes [X]  No [   ]

As of the close of business on October 28, 2004, approximately 182.4 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Product revenue	$153,586	$162,642	$295,968	$329,829
Royalty revenue	26,459	32,233	56,761	67,261

Total revenue	180,045	194,875	352,729	397,090
Cost of revenue	128,056	136,718	242,692	275,420

Gross margin	51,989	58,157	110,037	121,670
Operating expenses:
Research and development	21,613	26,196	44,542	53,127
Sales and marketing	21,004	24,801	44,418	48,972
General and administrative	11,786	12,931	23,206	27,122
Special charges	3,176	3,100	9,586	3,576

	57,579	67,028	121,752	132,797

Loss from operations	(5,590)	(8,871)	(11,715)	(11,127)
Interest and other income, net	2,651	2,913	4,114	5,046
Interest expense	(2,774)	(5,399)	(5,551)	(11,554)
Loss on debt extinguishment	—	(2,565)	—	(2,565)

Loss before income taxes	(5,713)	(13,922)	(13,152)	(20,200)
Income tax provision	430	24,186	3,180	27,254

Net loss	$(6,143)	$(38,108)	$(16,332)	$(47,454)

Net loss per share
Basic	$(0.03)	$(0.22)	$(0.09)	$(0.27)
Diluted	$(0.03)	$(0.22)	$(0.09)	$(0.27)

Weighted average common and common equivalent shares
Basic	180,913	174,903	180,313	174,228
Diluted	180,913	174,903	180,313	174,228

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 26, 2004 (Unaudited)	March 31, 2004 (1)
Assets

Current assets:
Cash and cash equivalents	$284,434	$214,607
Short-term investments	5,000	50,800
Accounts receivable, net of allowance for doubtful accounts of $8,648 and $9,988	101,661	117,397
Inventories	49,302	48,343
Deferred income taxes	27,501	27,514
Service inventories	51,950	51,258
Other current assets	26,366	36,625

Total current assets	546,214	546,544

Long-term assets:
Property and equipment, less accumulated depreciation	35,615	40,377
Purchased technology and other intangible assets, less accumulated amortization	52,129	60,874
Goodwill	45,690	45,690
Other long-term assets	6,460	12,073

Total long-term assets	139,894	159,014

	$686,108	$705,558

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$62,653	$67,341
Accrued warranty	33,932	38,015
Short-term debt	1,511	537
Other accrued liabilities	107,657	105,991

Total current liabilities	205,753	211,884

Long-term liabilities:
Deferred income taxes	27,127	27,125
Convertible subordinated debt	160,000	160,000

Total long-term liabilities	187,127	187,125

Commitments and contingencies

Stockholders’ equity:
Common stock	258,563	255,121
Retained earnings	34,665	51,428

Total stockholders’ equity	293,228	306,549

	$686,108	$705,558

(1)	Derived from the March 31, 2004 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2004.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net Loss	$(16,332)	$(47,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,739	24,454
Deferred income taxes	15	21,279
Impairment of former manufacturing facility	—	2,335
Compensation related to stock incentive plans	505	259
Changes in assets and liabilities:
Accounts receivable	15,736	20,792
Inventories	(959)	2,631
Accounts payable	(4,688)	(26,280)
Accrued warranty	1,722	(5,079)
Income taxes payable	(4,083)	615
Other assets and liabilities	5,495	910

Net cash provided by (used in) operating activities	18,150	(5,538)

Cash flows from investing activities:
Purchases of short-term investments	(1,311,160)	(876,658)
Proceeds from sale of short-term investments	1,356,960	857,587
Purchases of property and equipment	(6,798)	(7,301)
Proceeds from sale of facility	5,137	—
Proceeds from sale of equity investment	5,138	—

Net cash provided by (used in) investing activities	49,277	(26,372)

Cash flows from financing activities:
Receipt of payment on receivable from Maxtor Corporation	—	95,833
Settlement of 7% convertible subordinated notes	—	(287,500)
Issuance of 4.375% convertible subordinated notes (net of commissions and expenses)	—	155,207
Principal payments of short-term debt	(537)	—
Proceeds from issuance of common stock, net	2,937	3,069

Net cash provided by (used in) financing activities	2,400	(33,391)

Net increase (decrease) in cash and cash equivalents	69,827	(65,301)
Cash and cash equivalents at beginning of period	214,607	221,734

Cash and cash equivalents at end of period	$284,434	$156,433

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,741	$19,362

Income taxes, net of refunds	$771	$3,840

Notes payable issued for achievement of certain earn out provisions of M4 Data (Holdings) Ltd. acquisition	$1,511	$976

Common stock issued for achievement of certain earn out provisions of Benchmark Storage Innovations Inc. acquisition	$—	$3,591

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:    Description of Business

Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) has two data storage business segments: the DLTtape® business and the Storage Systems business. DLTtape® designs, develops, manufactures, licenses, services, and markets tape drives (DLTtape®, DLTtape® VS, and Super DLTtape® drives) and media cartridges (DLTtape® and Super DLTtape® media cartridges). The Storage Systems business consists of tape automation systems and services and disk-based backup systems.

Note 2:    Pro Forma Stock Compensation Expense

As permitted by SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”), Quantum accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, when the exercise price of its employee stock awards equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual stock awards. In general, the vesting period of these stock awards is graded.  Stock awards granted to nonemployees are accounted for at fair value in accordance with the provisions of SFAS No. 123, with the associated value recognized over the vesting period of the award.

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

For purposes of pro forma disclosures, the estimated fair value of Quantum’s employee stock options is amortized to expense over the vesting period of the option. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions or to awards made below fair market value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards.  Quantum’s pro forma net loss and net loss per share follow:

(In thousands, except per-share data)	Three Months Ended		Six Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Reported net loss	$(6,143)	$(38,108)	$(16,332)	$(47,454)
Add back employee stock option expense	—	100	—	259
Option fair value amortization	(3,377)	(4,673)	(7,236)	(9,431)

Pro forma net loss	$(9,520)	$(42,681)	$(23,568)	$(56,626)

Reported net loss per share	$(0.03)	$(0.22)	$(0.09)	$(0.27)
Net effect per share of option fair value amortization	(0.02)	(0.03)	(0.04)	(0.05)

Basic and diluted pro forma net loss per share	$(0.05)	$(0.25)	$(0.13)	$(0.32)

The weighted-average grant date fair values reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans Three Months Ended		Stock Purchase Plan Three Months Ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Option life (in years)	3.04	2.08	1.55	1.50
Risk-free interest rate	2.92%	1.68%	2.00%	1.48%
Stock price volatility	0.71	0.81	0.74	0.68
Dividend yield	–	–	–	–

	Stock Option Plans Six Months Ended		Stock Purchase Plan Six Months Ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Option life (in years)	3.15	2.15	1.55	1.50
Risk-free interest rate	2.98%	1.65%	2.00%	1.48%
Stock price volatility	0.80	0.80	0.74	0.68
Dividend yield	–	–	–	–

The following is a summary of weighted-average grant date fair values:

	Three Months Ended		Six Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Options Plans	$1.29	$1.31	$1.55	$1.33

Shares granted under the Stock Purchase Plan	$1.46	$1.02	$1.46	$1.02

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

Note 4:    Goodwill and Intangible Assets

Goodwill as of September 26, 2004 and March 31, 2004 included the following:

(In thousands)	Goodwill	Segment

ATL Products, Inc. (acquired October 1998)	$7,711	Storage Systems
M4 Data	4,734	Storage Systems
Benchmark (allocated to DLTtape® )	23,948	DLTtape®
Benchmark (allocated to Storage Systems)	9,297	Storage Systems

	$45,690

Acquired intangible assets are amortized over their estimated useful lives, which range from 2 to 10 years.  In estimating the useful lives of intangible assets, management considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;
•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and
•	The ability to leverage core technology into new tape automation products and, therefore, to extend the lives of these technologies.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized:

(In thousands)	As of September 26, 2004			As of March 31, 2004

	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$84,600	$(46,249)	$38,351	$84,600	$(39,871)	$44,729
Trademarks	22,560	(11,361)	11,199	22,560	(9,879)	12,681
Non-compete agreements	2,516	(2,334)	182	2,516	(2,091)	425
Customer lists	14,100	(11,986)	2,114	14,100	(11,720)	2,380
Assembled workforce	4,082	(3,799)	283	4,082	(3,423)	659

	$127,858	$(75,729)	$52,129	$127,858	$(66,984)	$60,874

As of September 26, 2004 and March 31, 2004, net goodwill and intangible assets were $97.8 million and $106.6 million, respectively, and represented approximately 14% and 15% of total assets, respectively.

The total amortization expense related to intangible assets is provided in the table below:

(In thousands)	Three Months Ended		Six Months Ended

	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Purchased technology	$3,189	$3,189	$6,378	$6,378
Trademarks	741	741	1,482	1,483
Non-compete agreements	122	132	243	264
Customer lists	133	573	266	1,146
Assembled workforce	187	205	376	410

	$4,372	$4,840	$8,745	$9,681

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Six months ended March 31, 2005	$8,591
Fiscal year 2006	16,253
Fiscal year 2007	14,025
Fiscal year 2008	9,699
Fiscal year 2009	3,561

Total as of September 26, 2004	$52,129

Note 5:    Special Charges

In fiscal years 2005 and 2004, Quantum implemented plans to reduce costs in an effort to return to profitability. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Plans to outsource manufacturing
•	Plans to consolidate most of the operations supporting our two business segments
•	Other general expense reduction, including consolidating and streamlining operations and administrative functions.

These plans to reduce costs impacted both of our operating segments, DLTtape® and Storage Systems, as well as corporate functions.

The following tables show the type of activity for the three months and six months ended September 26, 2004 and September 28, 2003.

(In thousands)	For the Three Months Ended		For the Six Months Ended
By expense type	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Severance Costs	$3,221	$929	$8,716	$1,358
Facilities	(45)	2,171	810	2,171
Fixed Assets	–	–	60	47

Total	$3,176	$3,100	$9,586	$3,576

By cost reduction actions
Outsource certain manufacturing and service functions	$–	$2,668	$2,540	$3,011
Consolidate the operations supporting our two business segments	3,176	–	7,035	–
Other general expense reduction	–	432	11	565

Total	$3,176	$3,100	$9,586	$3,576

Fiscal year 2005

In the first and second quarters of fiscal year 2005, a charge of $5.5 million and $3.2 million, respectively, was recorded primarily for severance benefits and severance related costs for 98 and 89 employees, respectively, impacting most Quantum functions and locations, particularly manufacturing outsourcing in the United Kingdom and research and development consolidation.

A charge of $0.9 million was recorded for vacant facilities in the UK in the first quarter of fiscal 2005.

Fiscal year 2004

The restructuring charges in the first and second quarters of fiscal year 2004 were for cost reduction efforts following the outsource of certain Quantum’s manufacturing to Jabil in fiscal year 2003, plans to outsource manufacturing of certain automation products in the U.K, and other headcount reductions. These cost reduction steps impacted both of Quantum’s operating segments, DLTtapeÒand SSG, as well as corporate functions.

In the first and second quarters of fiscal year 2004,

•

Charges of $0.3 million and $0.4 million, respectively, were recorded for severance benefits for eight and nine employees, respectively, located at Quantum’s facility in Colorado Springs, Colorado. These costs resulted from steps to reduce procurement activities following the outsourcing of certain manufacturing to Jabil and reductions following the integration of the Benchmark acquisition.

•

Charges of $0.1 million and $0.5 million, respectively, were recorded for severance benefits for three and 20 employees, respectively, located in the U.K., mostly reflecting initial steps in the plan to outsource and eliminate an automation product manufacturing site in the U.K.

•	A charge of $0.4 million was recorded in the second quarter of fiscal year 2004 for separation costs related to an executive officer.
•

A charge of $2.3 million was recorded in the second quarter of fiscal year 2004 to write down its former manufacturing facility in Malaysia to its appraised value, after Quantum vacated this facility as part of the outsourcing of certain manufacturing activities to Jabil.

•

Charges of $0.5 million were reversed in the second quarter of fiscal year 2004. This $0.5 million comprised of $0.2 million recorded in the first quarter of fiscal year 2002 for vacant facility costs at a facility in Irvine, California, and $0.3 million recorded in the second quarter of fiscal year 2003 related to severance charges for site and function consolidation activities. The facility charges were reversed as a result of a change in the underlying lease assumptions. The severance charges were reversed because costs were lower than originally anticipated.

The following two tables show the activity and the estimated timing of future payouts for cost reduction plans (for a complete discussion of Quantum’s special charge activity in prior years, refer to Note 6 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2004):

(In thousands)	Severance Costs	Facilities	Other	Total
Balance at March 31, 2004	$2,617	$4,647	$—	$7,264
DLTtape® special charges	2,958	—	—	2,958
Storage Systems special charges	2,537	855	60	3,452
Cash payments	(3,891)	(910)	(60)	(4,861)
Non-cash charges	(29)	—	—	(29)

Balance at June 27, 2004	$4,192	$4,592	$—	$8,784
DLTtape® special charges	2,603	—	—	2,603
Storage Systems special charges	718	—	—	718
Cash payments	(1,993)	(755)	—	(2,748)
Reclassification from accrued liabilities	234	—	—	234
Special charge reversal	(100)	(45)	—	(145)

Balance at September 26, 2004	$5,654	$3,792	$—	$9,446

Estimated timing of future payouts:
Fiscal Year 2005	$5,654	$1,952	$—	$7,606
Fiscal Year 2006 to 2008	—	1,840	—	1,840

	$5,654	$3,792	$—	$9,446

The $9.4 million remaining special charge accrual as of September 26, 2004 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during the remainder of fiscal year 2005 and the facilities charges related to vacant facilities in Irvine, California; Colorado Springs, Colorado; and Boulder, Colorado will be paid over the respective lease terms, which continue through the third quarter of fiscal year 2008.

Note 6:    Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share:

(In thousands, except per-share data)	Three Months Ended		Six Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net loss	$(6,143)	$(38,108)	$(16,332)	$(47,454)
Basic and diluted net loss per share	$(0.03)	$(0.22)	$(0.09)	$(0.27)
Weighted average shares outstanding used in computing basic and diluted net loss per share	180,913	174,903	180,313	174,228

The computations of diluted net loss per share for the periods presented excluded the effect of the following because the effect would have been antidilutive:

•	4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) as of September 26, 2004
•	Options to purchase 31.9 million shares and 36.6 million shares of Quantum common stock were outstanding at September 26, 2004, and September 28, 2003, respectively.

Note 7:  Inventories and Service Inventories

Inventories consisted of the following:

(In thousands)	September 26, 2004	March 31, 2004

Materials and purchased parts	$17,940	$18,264
Work in process	2,779	1,597
Finished goods	28,583	28,482

	$49,302	$48,343

Service inventories consisted of the following:

(In thousands)	September 26, 2004	March 31, 2004

Component parts	$28,572	$28,192
Finished units	23,378	23,066

	$51,950	$51,258

Note 8:  Accrued Warranty and Indemnifications

The following table details the quarterly and year-to-date change in the accrued warranty balance:

(In thousands)	Three Months Ended		Six Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Beginning balance	$35,128	$44,720	$38,015	$49,582
Additional warranties issued	6,399	6,335	9,816	12,056
Adjustments for warranties issued in prior fiscal years	1,072	2,751	1,315	4,311
Settlements made in cash	(8,667)	(9,303)	(15,214)	(21,446)

Ending balance	$33,932	$44,503	$33,932	$44,503

Quantum warrants its products against defects for periods ranging from 12 to 39 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue is recognized. Quantum’s estimate of future costs to satisfy warranty obligations is primarily based on estimates of future failure rates and future costs of repair, including materials consumed in the repair and labor and overhead amounts necessary to perform the repair.

The estimates of future product failure rates are based on both historical product failure data and anticipated future failure rates. If future actual failure rates differ from its estimates, Quantum records the impact in subsequent periods. Similarly, the estimates of future costs of repair are based on both historical data and anticipated future costs. If future actual costs to repair differ significantly from its estimates, Quantum records the impact of these unforeseen cost differences in subsequent periods.

Indemnifications

Quantum has off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of September 26, 2004, Quantum did not record a liability associated with these guarantees because Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

Note 9:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

	As of or for the Six Months Ended

(In thousands)	September 26, 2004	March 31, 2004
Short-term debt (M4 Data (Holdings) Ltd. Debentures)	$1,511	$537
Convertible subordinated debt	160,000	160,000

	$161,511	$160,537

Weighted average interest rate	4.381%	4.377%

Convertible subordinated debt

On July 30, 2003, Quantum issued 4.375% convertible subordinated notes in the aggregate principal amount of $160.0 million due in 2010, in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holder at any time prior to maturity, unless previously converted, into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. Quantum cannot redeem the notes prior to August 5, 2008. Quantum received net proceeds from the notes of $155.2 million, after deducting commissions and expenses. In August 2003, Quantum used the net proceeds from the sale of the notes plus cash to redeem its 7% convertible subordinated notes due in 2004.

On August 21, 2003, Quantum redeemed the $287.5 million of 7% convertible subordinated notes that had been issued in July 1997. The notes had a maturity date of August 1, 2004 and were convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into shares of Quantum common stock and Maxtor common stock. The notes were convertible into 6.2 million shares of Quantum common stock (or 21.587 shares per $1,000 note) and 4.7 million shares of Maxtor common stock (or 16.405 shares per $1,000 note). Quantum previously had a recorded receivable from Maxtor of $95.8 million for the principal portion of the debt previously attributed to the Hard Disk Drive (“HDD”) group and for which Maxtor agreed to reimburse Quantum for both principal and associated interest payments. The redemption in August 2003 included all these 7% convertible subordinated notes and was at 101% of the aggregate principal amount. The aggregate redemption price of the notes was $290.4 million, which included a premium paid of $2.9 million. On August 14, 2003, Quantum received $95.8 million from Maxtor, which represented the full amount for Maxtor’s portion of the debt.

Short-term debt (M4 Data debentures)

Quantum acquired all the outstanding stock of M4 Data on April 12, 2001 for approximately $58.0 million in consideration. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued and this occurred in the first quarter of fiscal year 2004. The debentures of $0.5 million that were issued in the first quarter of fiscal year 2004 based on revenues in the preceding fiscal year and paid after being  called by the holders in the first quarter of fiscal year 2005.  The outstanding debentures of $1.5 million were issued in the second quarter of fiscal year 2005 based on revenues in the preceding fiscal year.

Credit line

In December 2002, Quantum entered into a secured senior credit facility with a group of banks, providing Quantum with a $100.0 million revolving credit line and a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line.  In March 2004, Quantum amended the secured senior credit facility to extend the maturity to March 2006 and adjusted several covenant requirements.  As of September 26, 2004, $90.3 million of this revolving credit line is committed to standby letters of credit, of which $50.0 million secures Quantum’s obligation to the lessor under its synthetic lease (see Note 13 “Commitments and Contingencies”). Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line.  In prior quarters Quantum violated certain financial covenants under this credit agreement and received waivers or amendments for such violations. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of September 26, 2004, Quantum was in compliance with all of the credit line covenants.

Note 10:     Stock Incentive Plans

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) that provide for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. The Plans have reserved 51.1 million shares of stock for future issuance.  As of September 26, 2004, 19.2 million shares of stock were available for grant. Options under the Plans generally expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plans generally vests over two to three years.

A summary of activity relating to Quantum’s Plans follows:

	Options (In thousands)	Weighted-Avg. Exercise Price
Outstanding as of March 31, 2004	33,855	$6.39
Granted	3,021	$2.42
Exercised	(770)	$0.66
Canceled	(4,209)	$9.36

Outstanding as of September 26, 2004	31,897	$5.76

Exercisable as of September 26, 2004	19,455	$7.19

The following tables summarize information about options outstanding and exercisable as of September 26, 2004:

Range of Exercise Prices	Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable (In thousands)	Weighted Average Exercise Price
$ 0.96 – $ 2.95	10,078	$2.65	5.98	4,532	$2.60
$ 2.96 – $ 3.78	6,831	$3.36	8.26	2,414	$3.27
$ 3.82 – $ 8.34	6,448	$6.57	6.53	4,523	$6.73
$ 8.38 – $12.50	7,054	$9.81	5.44	6,516	$9.77
$12.50 – $24.11	1,486	$15.22	4.73	1,470	$15.24

	31,897	$5.76	6.40	19,455	$7.19

The effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method is disclosed in Note 2 “Pro Forma Stock Compensation Expense”.

Note 11:    Income Taxes

The tax expense recorded for the three months ended September 26, 2004 and September 28, 2003 was $0.4 million and $24.2 million, respectively.  The current quarter’s tax provision reflects local foreign income taxes and state taxes.  The tax expense recorded for the six months ended September 26, 2004 and September 28, 2003 was $3.2 million and $27.3 million, respectively.  The tax expense for the periods prior to the second quarter of fiscal year 2005 reflected foreign withholding taxes, in addition to local foreign income taxes, and state taxes.  The prior year provision also reflected a $21.3 million charge to provide a valuation allowance against the Company’s net deferred tax assets.  The new Japan-US treaty became effective on July 1, 2004, or the beginning of the Company’s second quarter of fiscal year 2005, and eliminated withholding taxes on royalty income.  As a result, the Company’s income tax expense has decreased significantly in the second quarter of fiscal year 2005.

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

On April 15, 2003, Storage Technology Corporation (“StorageTek”) filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in a tape drive. The suit seeks a permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. Trial has been scheduled for March 21, 2005. Quantum believes that StorageTek’s claims are without merit, that the patents are invalid and Quantum intends to defend itself vigorously. Given the inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute.

On August 8, 2003, a class action lawsuit was filed against Quantum in the Superior Court of the State of California for the County of San Francisco. Hitachi Maxell, Ltd., Maxell Corporation of America, Fuji Photo Film Co., Ltd., and Fuji Photo Film U.S.A., Inc. are named in the lawsuit as codefendants. The plaintiff, Franz Inc., alleges violation of California antitrust law, violation of California unfair competition law, and unjust enrichment. Franz Inc. charges, among other things, that the defendants entered into agreements and conspired to monopolize the market and fix prices for data storage tape compatible with DLT® tape drives. Quantum denies the allegations of the complaint and intends to defend itself vigorously against the claims asserted by Franz. Franz seeks an order that the lawsuit be maintained as a class action and that defendants be enjoined from continuing the violations alleged in the complaint. Franz also seeks compensatory damages, treble damages, statutory damages, attorneys' fees, costs, and interest. A class certification hearing has been scheduled for January 2005. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the litigation.

On December 30, 2003, a lawsuit was filed against Quantum and Maxtor Corporation in the U.S. District Court in the Northern District of California. The plaintiff, Matsushita Kotobuki Electronics Industries, Ltd. ("MKE"), alleged breach of contract, breach of fiduciary relationship, fraud, violation of California unfair business practices law, and unjust enrichment. MKE charged, among other things, that certain Quantum intellectual property transferred to Maxtor in connection with the purchase by Maxtor of Quantum's hard disk drive business belonged to MKE. The lawsuit was settled by the parties in September 2004.

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

As of September 26, 2004, Quantum issued non-cancelable purchase orders for $36.4 million to purchase finished goods from its contract manufacturers and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Contingencies

Tax allocations under a Tax Sharing and Indemnity Agreement with Maxtor are the subject of a dispute. This Agreement between Quantum and Maxtor entered into in connection with the disposition of HDD provided for the allocation of certain tax liabilities.  The Agreement also provided for the indemnification by Maxtor of Quantum with respect to certain tax liabilities attributable to the conduct of business prior to the disposition of HDD. Maxtor and Quantum presently disagree as to the amounts owed under this agreement. The parties are in negotiations to resolve this matter, and no litigation has been initiated to date.  However, there can be no assurance that Quantum will be successful in asserting its position. If disputes under this agreement cannot be resolved favorably, Quantum may incur significant liabilities and costs to litigate and/or settle these disputes, which could have a material and adverse effect on its results of operations and financial condition.

Note 14:    Business Segment Information

Quantum’s reportable segments are DLTtape® and Storage Systems. These reportable segments have distinct products with different production processes. DLTtape® consists of tape drives and media.   Storage Systems consists of tape automation systems and service and includes disk based backup products. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

Quantum evaluates segment performance based on operating income (loss) excluding special charges and other infrequent or unusual items.  Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(In thousands)	Three Months Ended

	September 26, 2004			September 28, 2003

	DLTtape®	Storage Systems	Total	DLTtape®	Storage Systems	Total

Revenue	$108,108	$71,937	$180,045	$130,247	$64,628	$194,875
Cost of revenue	71,778	56,278	128,056	86,903	49,815	136,718

Gross margin	36,330	15,659	51,989	43,344	14,813	58,157

Research and development	14,249	7,364	21,613	17,731	8,465	26,196
Sales and marketing	7,405	13,599	21,004	9,556	15,245	24,801
General and administrative	7,651	4,135	11,786	8,175	4,756	12,931
Special charges	2,343	833	3,176	2,982	118	3,100

Total operating expenses	31,648	25,931	57,579	38,444	28,584	67,028

Operating income (loss)	$4,682	$(10,272)	$(5,590)	$4,900	$(13,771)	$(8,871)

(In thousands)	Six Months Ended

	September 26, 2004			September 28, 2003

	DLTtape®	Storage Systems	Total	DLTtape®	Storage Systems	Total

Revenue	$213,437	$139,292	$352,729	$266,510	$130,580	$397,090
Cost of revenue	139,370	103,322	242,692	175,891	99,529	275,420

Gross margin	74,067	35,970	110,037	90,619	31,051	121,670

Research and development	29,031	15,511	44,542	35,386	17,741	53,127
Sales and marketing	16,335	28,083	44,418	18,852	30,120	48,972
General and administrative	14,787	8,419	23,206	17,377	9,745	27,122
Special charges	5,396	4,190	9,586	3,325	251	3,576

Total operating expenses	65,549	56,203	121,752	74,940	57,857	132,797

Operating income (loss)	$8,518	$(20,233)	$(11,715)	$15,679	$(26,806)	$(11,127)

(In thousands)	As of September 26, 2004			As of March 31, 2004

	DLTtape®	Storage Systems	Total	DLTtape®	Storage Systems	Total

Inventories	$15,900	$33,402	$49,302	$15,651	$32,692	$48,343
Service inventories	$28,942	$23,008	$51,950	$33,636	$17,622	$51,258
Property, plant and equipment, net	$24,206	$11,409	$35,615	$28,996	$11,381	$40,377
Goodwill and intangibles, net	$36,698	$61,121	$97,819	$38,738	$67,826	$106,564

Note 15:    Comprehensive Loss

Total comprehensive loss, net of tax if any, for the three months and six months ended September 26, 2004, and September 28, 2003, is presented in the following table:

(In thousands)	Three Months Ended		Six Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net loss	$(6,143)	$(38,108)	$(16,332)	$(47,454)
Foreign currency translation adjustment	(8)	(242)	(432)	686

Total comprehensive loss	$(6,151)	$(38,350)	$(16,764)	$(46,768)

Note 16:     Recent Accounting Pronouncements

In July 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-14 Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. This issue addresses the determination of whether an investment is in-substance common stock and when to perform that evaluation but does not address the determination of whether an investor has the ability to exercise significant influence over the operating and financial policies of the investee. The pronouncement is effective for fiscal periods beginning after September 15, 2004. For existing investments, the investor should make an initial determination as to whether the investment is in-substance common stock based on the circumstances existing as of the date of first application of this issue. The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 03-1-1, Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment, delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued early in December 2004.  The disclosure requirements of the consensus remain in effect.  The Company will continue to monitor this project and issue interpretive guidance when important decisions are reached by the FASB.

Note 17:     Subsequent Event

In October, 2004, the Company announced a definitive agreement (the “Agreement”) to acquire Certance Holdings (“Certance”), a privately held company headquartered in Costa Mesa, California. Certance is a supplier of tape backup drives and data protection solutions. Under the terms of the Agreement, stockholders of Certance will receive $60 million in cash. The transaction is subject to customary closing conditions, including regulatory review, and is expected to close in the Company’s third fiscal quarter.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectation that the current installed base of tape drives will result in continued demand for the tape media cartridges, (2) our expectation that media royalties will continue to be a significant source of our DLT® revenues, gross margins, operating income and cash flow, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our expectation that we will incur additional future charges for anticipated restructurings, including future payments equal to $7.6 million in fiscal year 2005 and $1.8 million between fiscal years 2006 and 2008, (5) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (6) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion, (7) our expectation that we will realize annual cost savings from our first half 2005 restructuring programs of approximately $12 million, (8) our expectation that any debentures that we issue after the date of this Quarterly Report on Form 10-Q in connection with our acquisition of M4 Data will total approximately $2 million in principal amount, (9) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (10) our expectation that we will return to profitability, (11) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (12) our expectation that we will make additional acquisitions in the future, (13) our expectation that our future contractual payment obligations equal no more than approximately $43.1 million within one year, $9.8 million between one and two years, $5.1 million between two and three years and $223 million beyond three years, (14) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, is a global leader in storage, delivering reliable backup, recovery and archive solutions that meet demanding requirements for data integrity and availability with superior price performance and comprehensive service and support. We are the world's largest supplier of half-inch cartridge tape drives. our DLTtape® Technology is standard for tape backup, recovery, and archive business-critical data for the mid-range enterprise. We offer the broadest portfolio of tape autoloaders and libraries and are one of the pioneers in the disk-based backup market, providing solutions that emulate a tape library but  are optimized for backup and recovery.

In October 2004, we announced a definitive agreement (the “Agreement”) to acquire Certance Holdings. (“Certance”), a privately held company headquartered in Costa Mesa, California. Certance is a supplier of tape backup drives and data protection solutions. Under the terms of the Agreement, stockholders of Certance will receive $60 million in cash. The transaction is subject to customary closing conditions, including regulatory review, and is expected to close in our third fiscal quarter.

Previously, Quantum was also in the hard disk drive business, which operated as Quantum’s Hard Disk Drive group (“HDD”). This business was acquired by Maxtor Corporation (“Maxtor”) on April 2, 2001.

Business Summary

Quantum has two data storage business segments: the DLTtape®  business and the Storage Systems business. Our DLTtape®  business consists of tape drive and tape media cartridge product lines. Our Storage Systems business consists of tape automation systems and service and includes disk-based backup systems.

While continuing to develop and introduce new products in the storage market, we have also continued to take steps to reduce costs in order to return to profitability. In recent years and in the first six months of fiscal year 2005, our business has experienced declining total revenues, lower gross margins and operating losses. The factors driving these trends included, among other things, increased competition from other computer equipment manufacturers and the generally weak economic conditions that persisted between 2000 and 2002, and to a lesser extent in 2003, which resulted in generally lower prices and unit sales because of reduced customer spending on Information Technology (“IT”). Because of the long-term impact of these trends and the reduced corporate infrastructure that we required following the disposition of HDD to Maxtor at the beginning of fiscal year 2002, which represented a major corporate realignment for Quantum, we have taken numerous cost reduction actions in recent years and in the first six months of fiscal year 2005. Spending on IT has increased in recent quarters, and this has benefited our business. However, the overall impact of the negative trends has not been fully reversed or offset, and we incurred further costs for cost reduction steps and had operating losses in the first six months of fiscal year 2005. The cost reduction steps we are taking are aimed at eventually returning Quantum to profitability on a consistent basis.

DLTtape®

In our DLTtape® business, we design, develop, license, service, and market tape drives, which include DLTtape® and Super DLTtape® drives, as well as tape media cartridges, which include DLTtape® and Super DLTtape® media cartridges.  Our DLTtape® drives are targeted at the “value” or “price sensitive” segment of the tape drive market. Our Super DLTtape® drives are targeted at the “performance sensitive” segment of the tape drive market. We earn approximately 60% of our revenue by selling tape drives and the tape media cartridges used by tape drives.   Most of our media revenue from royalties is paid to us by manufacturers who license our tape media cartridge technology. Super DLTtape® Technology has a higher storage capacity and transfer rate than DLTtape® technology. Both DLTtape® and Super DLTtape® products are used to back up large amounts of data stored on network servers. DLTtape® and Super DLTtape® are based on our half-inch Digital Linear Tape technology that is used in mid-range UNIX and NT system backup and archive applications.

DLTtape® and Super DLTtape® drives store data on DLTtape® and Super DLTtape® media cartridges, respectively. Historical use of tape drives has shown that drives use many tape media cartridges per year in archival and backup processes. This historical use suggests that the installed base of tape drives will result in continued demand for tape media cartridges. Our tape media cartridges are manufactured and sold by licensed third party manufacturers and, to a minor extent, directly by us.

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

As of the end of first quarter of fiscal year 2005, substantially all of Quantum’s tape drive manufacturing has been outsourced. The manufacturing of tape drives was outsourced to Jabil Circuit Inc. (“Jabil”) in fiscal year 2003, under an agreement dated August 29, 2002.

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

Products

Our products include:

DLTtape® business:

Quantum’s DLTtape® business offers tape drive products and tape media cartridges based on DLTtape® Technology, which are targeted to serve workgroup, mid-range and enterprise business needs.

•	SDLTTMtape drives

The SDLT Series includes drives that have native capacities of up to 300 gigabytes (GB) (600 GB compressed) and transfer rates of up to 36 megabytes (MB) per second (72 MB compressed). The SDLT 600 drive uses new Super DLTtape® II media cartridges and can back-read cartridges written on the DLT® VS160 drive and the SDLT 320 drive. The SDLT 600 also incorporates DLTSageTM, which is a new architecture-based suite of predictive and preventive maintenance diagnostic tools that enable users to more simply manage tape storage environments. The DLTSage architecture is built on standards that interface into current storage environments. DLTIceTM, delivers additional benefit to the SDLT 600 product by providing WORM (Write Once, Read Many) archival functionality, using standard Super DLTtape® II media cartridges. The SDLT 320 uses Super DLTtape® I media cartridges and can back-read cartridges written on most DLT® and DLT® VS drives.

•	DLT® VS tape drives

The Series of DLT® VS drives includes tape drives with up to 80 GB of native capacity (160 GB compressed) and sustained data transfer rates of up to 8 MB per second (16 MB compressed). The DLT® VS160 drive uses DLT® VS1 media cartridges.  The DLT® VS80 drive is compatible with DLTtape® IV media cartridges.

•	Super DLTtape® media cartridges

The Super DLTtape® media cartridges are designed and formulated specifically for use with SDLT tape drives. The capacity of a Super DLTtape® II media cartridge is up to 300 GB native (600 GB compressed).  The capacity of a Super DLTtape® I media cartridge is up to 160 GB native (320 GB compressed).

•	DLTtape® media cartridges
The DLTtape® and DLTtape® VS media cartridges are designed and formulated for use with DLT® and DLT® VS tape drives. The capacity of these media cartridges is up to 80 GB (160 GB compressed).

Storage Systems business:

Quantum Tape Libraries, Autoloaders and disk-based backup systems automatically manage and protect business-critical data in network environments. Our modular solutions maximize customer investment with simple-to-manage systems for workgroup, departmental, mid-range, and enterprise-class applications. Our automated systems are fully compatible with major hardware platforms and are supported by nearly 30 popular data management software applications including popular packages such as VERITAS NetBackup, VERITAS BackupExec, Legato NetWorker, Computer Associates BrightStor, CommVault Galaxy, and IBM Tivoli.

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

20

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

P-Series Libraries

Quantum’s newest tape library is the PX720, our fifth generation enterprise tape automation platform developed by Quantum. Accommodating up to 20 SCSI or native Fibre Channel tape drives and up to 726 LTO/642 SDLT cartridges in a single chassis, the PX720 provides more than 2.5TB/hour of native throughput performance and 193TB native capacity. The PX720 includes fully redundant power and cooling, proactive component-level monitoring, remote library management, programmable load ports as standard offerings, on-site installation and a one year on-site warranty. Multiple PX720s can be linked together to provide up to 100 drives and up to 3,560 LTO/3,150 SDLT slots, for a total native capacity of 945 TB.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. As of September 26, 2004, the net amount of $97.8 million of goodwill and intangible assets represented 14% of total assets.

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

Severance charges may be accounted for SFAS No. 112 Employers’ Accounting for Postemployment Benefits since we currently have a benefit plan with defined termination benefits based on years of service.

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

RESULTS OF OPERATIONS

Revenue

(In thousands)	Three Months Ended		Increase / (decrease)	% Increase/ decrease
	September 26, 2004	September 28, 2003
Tape drives	$65,611	$81,780	$(16,169)	-19.8%
Tape media	16,038	16,234	(196)	-1.2%
Tape royalty	26,459	32,233	(5,774)	-17.9%

DLTtape®	108,108	130,247	(22,139)	-17.0%
Storage Systems	71,937	64,628	7,309	11.3%

	$180,045	$194,875	$(14,830)	-7.6%

(In thousands)	Six Months Ended		Increase / (decrease)	% Increase/ decrease
	September 26, 2004	September 28, 2003
Tape drives	$127,327	$163,724	$(36,397)	-22.2%
Tape media	29,349	35,526	(6,177)	-17.4%
Tape royalty	56,761	67,260	(10,499)	-15.6%

DLTtape®	213,437	266,510	(53,073)	-19.9%
Storage Systems	139,292	130,580	8,712	6.7%

	$352,729	$397,090	$(44,361)	-11.2%

DLTtape®  Revenue

The decrease in tape drive revenue in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year primarily reflected lower unit sales. The decline in unit sales reflected lower unit shipments of older tape drives reaching end of life status, partially offset by increased unit shipments of latest generation Super DLT®  and VS drives.  This reflected intense competition, less demand from our key OEM customers, and that the customer qualifications and the corresponding product sales ramp for the latest generation Super DLT®  drive, the Super DLT®  600, have taken longer than we had anticipated.

The decline in media royalties and Quantum-branded media revenue reflects the increased competition and lower tape drive unit sales in recent years.  As such, the decrease in tape drive unit sales caused a corresponding decline in media unit sales as our tape drives consume and create demand for media. Together with lower media prices, this has resulted in declining royalties because the royalties are based on a combination of our licensees’ media pricing and unit sales.

The decrease in tape media revenue in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year primarily reflected a decrease in our average unit prices for media in order to remain competitive.

The decrease in tape media royalty revenue in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year reflected a combination of lower licensee unit shipments and lower unit prices. The $5.8 million of lower royalties for second quarter of fiscal year 2005 was primarily impacted by the licensees’ comparatively lower unit sales, whereas the $4.7 million of lower royalties for first quarter of fiscal year 2005 was primarily impacted by the licensees’ lower unit prices.

Storage Systems Revenue

The increase in revenue in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year primarily reflected an increase in sales of our autoloader products (ValueLoaders and SuperLoaders) and corresponding service. Increased sale of our latest generation enterprise class tape library, the PX720, was largely offset by reductions in sales of older generation enterprise tape libraries.

Gross Margin and Gross Margin Rate

(In thousands)	Three Months Ended		Increase / (decrease)
	September 26, 2004	September 28, 2003
DLTtape® gross margin	$36,330	$43,344	$(7,014)
Storage Systems gross margin	15,659	14,813	846

Quantum gross margin	$51,989	$58,157	$(6,168)

DLTtape® gross margin rate	33.6%	33.3%	0.3%
Storage Systems gross margin rate	21.8%	22.9%	-1.1%
Quantum gross margin rate	28.9%	29.8%	-1.0%

(In thousands)	Six Months Ended		Increase / (decrease)
	September 26, 2004	September 28, 2003
DLTtape® gross margin	$74,067	$90,619	$(16,552)
Storage Systems gross margin	35,970	31,051	4,919

Quantum gross margin	$110,037	$121,670	$(11,633)

DLTtape® gross margin rate	34.7%	34.0%	0.7%
Storage Systems gross margin rate	25.8%	23.8%	2.0%
Quantum gross margin rate	31.2%	30.6%	0.6%

DLTtape® Segment Gross Margin Rate

The increase in gross margin rate in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year reflected a mix shift toward newer generation products that provide higher margins. The margins for newer generation products have benefited from the reductions in our infrastructure costs that we have achieved through outsourcing of manufacturing and other downsizing activities.

Storage Systems Segment Gross Margin Rate

Although gross margin amounts have increased in both the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year, the gross margin rates have trended lower in the three months ended September 26, 2004. The increase in gross margin amounts reflected higher sales, whereas the lower margin rates reflected a higher mix of autoloader product sales but with corresponding declining prices and margin rates. The gross margin rate in the first half of fiscal year 2005 benefited from higher margins in the first quarter of the fiscal year.

Operating Expenses

(In thousands)	Three Months Ended
	September 26, 2004	% of Segment Revenue	September 28, 2003	% of Segment Revenue	Increase / (decrease)	Change as a % of Segment Revenue

DLTtape®	$29,305	27.1%	$35,462	27.2%	$(6,157)	-0.1%
Storage Systems	25,098	34.9%	28,466	44.0%	(3,368)	-9.1%

Subtotal	$54,403	30.2%	$63,928	32.8%	$(9,525)	-2.6%
Special Charges	3,176		3,100		76

Total	$57,579		$67,028		$(9,449)

26

(In thousands)	Six Months Ended
	September 26, 2004	% of Segment Revenue	September 28, 2003	% of Segment Revenue	Increase / (decrease)	Change as a % of Segment Revenue

DLTtape®	$60,153	28.2%	$71,615	26.9%	$(11,462)	1.3%
Storage Systems	52,013	37.3%	57,606	44.1%	(5,593)	-6.8%

Subtotal	$112,166	31.8%	$129,221	32.5%	$(17,055)	-0.7%
Special Charges	9,586		3,576		6,010

Total	$121,752		$132,797		$(11,045)

Research and Development Expenses

(In thousands)	Three Months Ended
	September 26, 2004	% of Segment Revenue	September 28, 2003	% of Segment Revenue	Increase / (decrease)	Change as a % of Segment Revenue

DLTtape®	$14,249	13.2%	$17,731	13.6%	$(3,482)	-0.4%
Storage Systems	7,364	10.2%	8,465	13.1%	(1,101)	-2.9%

Total	$21,613	12.0%	$26,196	13.4%	$(4,583)	-1.4%

(In thousands)	Six Months Ended
	September 26, 2004	% of Segment Revenue	September 28, 2003	% of Segment Revenue	Increase / (decrease)	Change as a % of Segment Revenue

DLTtape®	$29,031	13.6%	$35,386	13.3%	$(6,355)	0.3%
Storage Systems	15,511	11.1%	17,741	13.6%	(2,230)	-2.5%

Total	$44,542	12.6%	$53,127	13.4%	$(8,585)	-0.8%

DLTtape® Research and Development Expenses

The decrease in research and development expenses in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year mostly reflected reduced salary and other costs as a result of cost reduction actions.  The increase in research and development expenses as a percentage of revenue reflected lower DLTtape® revenue.

Storage Systems Research and Development Expenses

The decrease in research and development expenses in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year mostly reflected reduced salary and other costs as a result of cost reduction actions. The decrease in research and development expenses as a percentage of revenue reflected lower expenses and higher Storage Systems revenue.

Sales and Marketing Expenses

(In thousands)	Three Months Ended
	September 26, 2004	% of Segment Revenue	September 28, 2003	% of Segment Revenue	Increase/ (decrease)	Change as a % of Segment Revenue

DLTtape®	$7,405	6.8%	$9,556	7.3%	$(2,151)	-0.5%
Storage Systems	13,599	18.9%	15,245	23.6%	(1,646)	-4.7%

Total	$21,004	11.7%	$24,801	12.7%	$(3,797)	-1.0%

27

(In thousands)	Six Months Ended
	September 26, 2004	% of Segment Revenue	September 28, 2003	% of Segment Revenue	Increase/ (decrease)	Change as a % of Segment Revenue

DLTtape®	$16,335	7.7%	$18,852	7.1%	$(2,517)	0.6%
Storage Systems	28,083	20.2%	30,120	23.1%	(2,037)	-2.9%

Total	$44,418	12.6%	$48,972	12.3%	$(4,554)	0.3%

DLTtape®  Sales and Marketing Expenses

The decrease in sales and marketing expenses in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year mainly reflected lower salary and other marketing expenses as a result of cost reduction actions.  Although total sales and marketing expenses have trended down moderately, the increases in sales and marketing expenses as a percentage of revenue reflected lower revenue without a proportional reduction in sales and marketing expenses.

Storage Systems Sales and Marketing Expenses

The decrease in sales and marketing expenses in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year reflected various lower costs as a result of cost reduction actions.  The decrease in sales and marketing expenses as a percentage of revenue in the first and second quarters of fiscal year 2005 also reflected higher revenue.

General and Administrative Expenses

(In thousands)	Three Months Ended
	September 26, 2004	% of Segment Revenue	September 28, 2003	% of Segment Revenue	Increase/ (decrease	Change as a % of Segment Revenue

DLTtape®	$7,651	7.1%	$8,175	6.3%	$(524)	0.8%
Storage Systems	4,135	5.7%	4,756	7.4%	(621)	-1.7%

Total	$11,786	6.5%	$12,931	6.6%	$(1,145)	-0.1%

(In thousands)	Six Months Ended
	September 26, 2004	% of Segment Revenue	September 28, 2003	% of Segment Revenue	Increase/ (decrease	Change as a % of Segment Revenue

DLTtape®	$14,787	6.9%	$17,377	6.5%	$(2,590)	0.4%
Storage Systems	8,419	6.0%	9,745	7.5%	(1,326)	-1.5%

Total	$23,206	6.6%	$27,122	6.8%	$(3,916)	-0.2%

The decrease in general and administrative expenses as a percentage of revenue reflects a proportionally larger decreases in expenses as compared to the decline in revenue.

DLTtape®  General and Administrative Expenses

The decrease in general and administrative expenses in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year reflected the impact of cost reduction actions which included reduced headcount.

Storage Systems General and Administrative Expenses

The decrease in general and administrative expenses in the three and six months ended September 26, 2004 as compared to the corresponding periods of the previous fiscal year resulted from the impact of cost reduction actions which included reduced headcount.

Special Charges

The steps we have taken to return to profitability and right-size our company following our decline in revenue and the sale of the HDD business have resulted in numerous special charges.  Special charges included the cost of major restructuring steps such as the outsourcing of certain functions and consolidation of many functions within the company.  Although these steps have largely been completed as of September 26, 2004 and most of the associated costs have been recorded, we expect to incur additional charges in the future related to additional cost reduction steps and, particularly if estimated costs associated with facilities and other restructured activities are higher than estimated.  The costs that we will incur associated with future cost reduction activities are not estimable at this time.

The following two tables show the special charges for the six months ended September 26, 2004 and the estimated timing of future payouts for cost reduction plans (for a discussion of our special charge activity in prior years, refer to Note 6 in our Annual Report on Form 10-K for the year ended March 31, 2004):

(In thousands)	Severance Costs	Facilities	Other	Total
Balance at March 31, 2004	$2,617	$4,647	$—	$7,264
DLTtape® special charges	2,958	—	—	2,958
Storage Systems special charges	2,537	855	60	3,452
Cash payments	(3,891)	(910)	(60)	(4,861)
Non-cash charges	(29)	—	—	(29)

Balance at June 27, 2004	$4,192	$4,592	$—	$8,784

DLTtape® special charges	2,603	—	—	2,603
Storage Systems special charges	718	—	—	718
Cash payments	(1,993)	(755)	—	(2,748)
Reclassification from accrued liabilities	234	—	—	234
Special charge reversal	(100)	(45)	—	(145)

Balance at September 26, 2004	$5,654	$3,792	$—	$9,446

Estimated timing of future payouts:
Fiscal Year 2005	$5,654	$1,952	$—	$7,606
Fiscal Year 2006 to 2008	—	1,840	—	1,840

	$5,654	$3,792	$—	$9,446

In the six months remaining in fiscal year 2005 as compared to the corresponding period in fiscal year 2004, we expect to realize annual cost savings of approximately $12 million from various restructuring programs in the six months ended September 26, 2004.  Of this $12 million, approximately $1 million of the savings is expected to reflect reduced cost of revenue and the remaining savings reflect reduced operating expenses.  The anticipated savings result primarily from employee headcount reductions and reduced facility costs. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

For more information regarding Special Charges, refer to Note 5 “Special Charges” to the Condensed Consolidated Financial Statements.

Amortization of Intangible Assets

The following table details intangibles asset amortization expense by classification within our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended
			Increase /
	September 26, 2004	September 28, 2003	(decrease)

Cost of revenue	$2,975	$2,974	$1
Research and development	398	426	(28)
Sales and marketing	874	1,314	(439)
General and administrative	125	126	(1)

	$4,372	$4,840	$(467)

(In thousands)	Six Months Ended
			Increase /
	September 26, 2004	September 28, 2003	(decrease)

Cost of revenue	$5,950	$5,948	$2
Research and development	796	853	(57)
Sales and marketing	1,749	2,628	(878)
General and administrative	250	252	(2)

	$8,745	$9,681	$(935)

For further information regarding amortization of intangible assets, refer to Note 4 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Interest and Other Income, net

(In thousands)	Three Months Ended		Six Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Interest and other income	$2,651	$2,913	$4,114	$5,046
Interest expense	(2,774)	(5,399)	(5,551)	(11,554)

	$(123)	$(2,486)	$(1,437)	$(6,508)

Loss on debt extinguishment	$—	$(2,565)	$—	$(2,565)

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

The decrease in interest income and other, net, was mainly a result of lower cash balances, lower interest rates and reduced interest payments from Maxtor.  The decrease in interest income was partially offset by the gain on sales of an equity investment for $1.2 million.

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

The tax expense recorded for the three months ended September 26, 2004 and September 28, 2003 was $0.4 million and $24.2 million, respectively.  The current quarter’s tax provision reflects local foreign income taxes and state taxes.  The tax expense recorded for the six months ended September 26, 2004 and September 28, 2003 was $3.2 million and $27.3 million, respectively.  The tax expense for the periods prior to the second quarter of fiscal year 2005 reflected foreign withholding taxes, in addition to local foreign income taxes, and state taxes.  The prior year provision also reflected a $21.3 million charge to provide a valuation allowance against our net deferred tax assets.  The new Japan-US treaty became effective on July 1, 2004, the beginning of the Company’s second quarter of fiscal year 2005, and eliminated withholding taxes on royalty income.  As a result, our income tax expense has decreased significantly in the second quarter of fiscal year 2005.

We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results, and belief that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

	As of or for Six Months Ended
(In thousands)	September 26, 2004	September 28, 2003
Cash and cash equivalents	$284,434	$156,433
Short-term investments	$5,000	$116,358
Days sales outstanding (DSO)	51.4	52.8
Inventory turns	10.4	8.4

Net cash provided by (used in) operating activities	$18,150	$(5,538)
Net cash provided by (used in) investing activities	$49,277	$(26,372)
Net cash provided by (used in) financing activities	$2,400	$(33,391)

Net cash provided by or (used in) operating activities:

Net cash provided by or used in operating activities had two primary sources:

•	Income (loss) from operations adjusted for non cash items
•	Changes in the assets and the liabilities that constitute working capital, including accounts receivable, inventory, accounts payable, other assets, and other liabilities.

(In thousands)	Six Months Ended		Change
	September 26, 2004	September 28, 2003
Cash provided by (used in):
Loss from operations	$(16,332)	$(47,454)	$31,122
Non-cash income statement items:
Depreciation and amortization	20,379	24,454	(3,715)
Compensation related to stock incentive plans	505	259	246
Deferred income taxes	—	21,279	(21,279)
Impairment of former manufacturing facility	—	2,335	(2,335)

Subtotal	4,912	873	4,039

Changes in assets and liabilities	13,238	(6,411)	19,649

Net cash provided by (used in) operating activities	$18,150	$(5,538)	$23,688

Cash used in paying down accounts payable reflected the impact of lower levels of operating expenses, which in turn result in lower accounts payable associated with these expenses. Cash provided by accounts receivable was primarily due to lower revenue levels causing lower replenishment of collected accounts receivable and improved DSO with fewer days of sales outstanding. The improvement to DSO resulted from a combination of the negotiation of shorter payment terms from certain business partners and our focus on accounts receivable cash collections.

Net cash provided by or (used in) investing activities:

Cash provided by investing activities during the six months ended September 26, 2004 was from the following:

•	net sale of short-term investments
•	purchases of property and equipment
•	proceeds from sale of Malaysian facility
•	proceeds from sale of equity investment.

Cash used in investing activities during the six months ended September 28, 2003 was primarily from net purchases of short-term investments and our purchases of property and equipment.

Net cash provided by or (used in) financing activities:

Cash used in the financing activities of operations in the six months ended September 26, 2004 related to proceeds from the exercise of employee stock options and employee stock purchase plan, partially offset by the principal payments on short-term debt.

Cash provided by the financing activities operations in the six months ended September 28, 2003 was from the following:

•	receipt of payment on receivable from Maxtor Corporation
•	settlement of 7% convertible subordinated notes
•	issuance of 4.375% convertible subordinated notes, net of commissions and expense
•	proceeds from the exercise of employee stock options.

Credit lines

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100.0 million revolving credit line and a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity through March 2006 and adjusted several covenant requirements.  As of September 26, 2004, $90.3 million of this revolving credit line was committed to standby letters of credit, of which $50.0 million secured our obligation to the lessor under our synthetic lease (see below and Note 13 “Commitments and Contingencies”). Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we were required to satisfy as a condition of the credit line. In a number of quarters of fiscal years 2004 and 2003, we violated certain financial covenants under this credit agreement and received waivers or amendments for such violations. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of September 26, 2004, we were in compliance with all of the credit line covenants.

Synthetic Lease Commitment

As described in Note 13 “Commitments and Contingencies,” we have a synthetic lease commitment accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases, which required us to maintain specified financial and reporting covenants. We originally entered into this agreement in August 1997 and renegotiated its terms in December 2002 and March 2004. There is a cross default provision between this facility and the credit line facility (refer to Note 9 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt”) such that a default on one facility constitutes a default on the other facility. In a number of quarters of fiscal years 2004 and 2003 we violated certain financial covenants under this agreement and received waivers or amendments for such violations. As described in greater detail in Note 13 “Commitments and Contingencies,” at the end of the term of the lease we must either renew the lease, purchase the facility for the stipulated sales price of approximately $50.0 million, or find a third party to purchase the facility (in a third party sale we would guarantee any shortfall below the stipulated sales price up to a maximum amount of $43.9 million payable by us).

General Outlook

Although revenue declined and we were unprofitable in the first six months of fiscal year 2005, we made progress in reducing operating costs, and we will continue to focus on increasing revenue, reducing costs, and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities.

We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is generally dependent upon our ability to maintain revenue around or above current levels, to maintain or improve gross margins, and to reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing letters of credit, our credit facility or our synthetic lease.  Should any of the above beliefs prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.  We have a significant product transition underway in 3 product areas.  To the extent this product migration results in current product revenue reductions that are not offset by increases in revenues from our new products, or to the extent revenues come in below current expectations for competitive or any other reasons, our quarterly or annual net income and cash flow results would be adversely affected.

Generation of net income and positive cash flow from operating activities in a consistent and sustained manner has historically been an important source of our cash to fund operating needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset both the negative impact of lower revenue and increased competition in our market segments as well as the long-term negative effects of the economic downturn between 2000 and 2002. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive, and industry conditions, as well as various legal and other disputes, may prevent us from achieving these required financial objectives. Any inability to achieve consistent and sustainable net income and cash flow profiles could result in:

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

Any lack of renewal, or waiver or amendment, if needed, could result in the credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our secured senior credit facility, this would mean the loss of our remaining standby letters of credit totaling $40.3 million.  In the case of our synthetic lease, this would mean the acceleration of our obligation to purchase the leased facilities for the stipulated sales price of $50.0 million. This may result in our having to immediately purchase the land and buildings underlying the lease for cash or find a third party to purchase them, potentially at a substantial discount to their appraised value. Quantum would guarantee any shortfall below the $50.0 million stipulated sales price up to a maximum of $43.9 million payable by us. Any requirement to pay off either or both of these two items would substantially restrict or reduce cash available to us.

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

In October 2004, we signed a definitive agreement (the “Agreement”) to acquire Certance Holdings (“Certance”) for $60 million, a privately held company headquartered in Costa Mesa, California. Certance is a supplier of tape backup drives and data protection solutions. Under the terms of the Agreement, the total consideration payable by us upon consummation of the acquisition shall be approximately $60,000,000, of which approximately $36 million will be paid on the closing date and approximately $18 million will be paid on or before the four month anniversary of the closing date.  In addition, $5,800,000 will be held back and retained by us and subsequently deposited into escrow on the eight month anniversary of the closing date, as security for certain indemnity obligations of the Certance equityholders under the Agreement.

Capital Resources

On July 30, 2003, we issued 4.375% convertible subordinated notes in aggregate principal amount of $160 million due in 2010, in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008. We received net proceeds from the notes of $155.1 million after deducting commissions and expenses. We used the net proceeds from the sale of these notes, plus cash received from Maxtor for their responsibility to us for a one-third portion of the debt and a portion of our available cash, to redeem our $287.5 million 7% convertible subordinated notes due 2004. The portion of our available cash used in the redemption was $37 million.

The purchase agreement for the acquisition of M4 Data in April 2001 included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which will result in additional debentures being issued. We expect that debentures issued in the future under the earn out provisions of the acquisition agreement will be approximately $2 million.

As of September 26, 2004, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the first quarter of the fiscal year 2005. Our ability to repurchase common stock was restricted under our credit facilities.

The table below summarizes our commitments as of September 26, 2004:

(In thousands)	< 1 year	1 year and < 2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt	$–	$–	$–	$160,000	$160,000
Inventory purchase commitment	36,446	–	–	–	36,446
Operating lease-Colorado facility-
- contingent obligation (1)	–	–	–	50,000	50,000
Other operating leases	6,609	9,765	5,135	12,273	33,782

Total contractual cash obligations	$43,055	$9,765	$5,135	$222,273	$280,228

(1) Appraised value of the facility, the collateral that would be used to satisfy the contingent obligation, was $50 million.

RISK FACTORS

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PAGE 18 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

A large percentage of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been concentrated among a few customers. Sales to our top five customers in the first six months of fiscal year 2005 represented 52% of total revenue. These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of our tape drives incorporated into tape libraries sold to our top five customers by our customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

The merger of Hewlett-Packard and Compaq during calendar year 2002 significantly increased the concentration of our sales and dependency on a single customer. In the first half of fiscal year 2005 approximately 23% of our revenue was derived from this merged entity, and, therefore, we could be materially and adversely affected if Hewlett-Packard were to experience a significant decline in storage revenue whether due to customer loss or otherwise. There is an additional risk since the combined entity owns a competing linear tape open, or LTO, brand of tape drive and media. Hewlett-Packard markets both the LTO and Super DLTtape® platforms, whereas Compaq had exclusively marketed Super DLTtape® for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLTtape® and Super DLTtape® products in favor of LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

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

For example, the qualification of out latest Super DLTtape® drive, the SDLT600 has progressed slower than we had anticipated. If we are not successful in completing the qualification of the SDLT600 and then ramping sales to our key customers, our revenue and results of operations would be adversely impacted.

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

Our royalty and media revenues are dependent on many factors, including the following factors:

•	The pricing actions of other media suppliers;
•	The size of the installed base of tape drives that use our tape cartridges;
•	The performance of our strategic licensing partners, which sell our tape media cartridges;
•	The relative growth in units of Super DLTtape® drives, the media cartridges for which sell at a higher price than DLTtape® cartridges;
•	The media consumption habits and rates of end users;
•	The pattern of tape drive retirements; and
•	The level of channel inventories.

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

In October 2004, we entered into a definitive agreement to acquire Certance, and the failure to successfully integrate this acquisition could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and expect in the future to make acquisitions, or significant investments in, complementary companies, products or technologies. For instance, in October 2004, we entered into a definitive agreement to acquire Certance Holdings.  If we fail to successfully integrate this acquisition, it could harm our business, financial condition and operating results.  Risks that we may face in our efforts to integrate Certance, or any future acquisitions include, among others:

•	Difficulties in assimilating and retaining employees;
•	Potential incompatibility of business cultures;
•	Diversion of management’s attention from ongoing business concerns;
•	Coordinating infrastructure operations in a rapid and efficient manner;
•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	Failure to realize anticipated synergies and benefits from the acquisition;
•	Insufficient revenues to offset increased expenses associated with the acquisition;
•	Costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties;
•	Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
•	Impairment of existing customer, supplier and strategic relationships of either company, such as Certance’s relationship with the Linear Tape Open (LTO) consortium;
•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or we may incur losses from these investments;
•	Dissatisfaction or performance problems with the acquired company;
•	The assumption of risks of the acquired company that are difficult to quantify, such as litigation;
•	The cost associated with the acquisition; and
•	Assumption of unknown liabilities or other unanticipated adverse events or circumstances.

We cannot provide assurance that we will be able to successfully integrate Certance, or any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could harm our business, financial condition and operating results.

Quantum and Certance may be unable to obtain the regulatory approvals required to complete the acquisition or, in order to do so, the combined company may be required to comply with material restrictions or conditions.

The acquisition is subject to review by the Antitrust Division of the United States Department of Justice (DOJ) and the United States Federal Trade Commission (FTC) under the Hart−Scott−Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act). We are required to make filings under the HSR Act, and the statutory waiting period thereunder must expire or be terminated prior to completing the acquisition.  We may receive a request for additional information and other documentary material from the DOJ or the FTC under the HSR Act, which could extend the waiting period for the acquisition.  In addition, the acquisition may be subject to review by the governmental authorities of other jurisdictions.  Any delay in the completion of the acquisition could diminish the anticipated benefits of the acquisition or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction.  The reviewing authorities may not permit the acquisition at all or may impose restrictions or conditions on the acquisition that could harm the combined company if the acquisition is completed.

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

37
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

We compete with companies that develop, manufacture, market and sell tape drive and tape automation products. Our principal competitors include Hewlett-Packard, IBM, Sony, Advanced Digital Information Corporation (“ADIC”), Overland Data Inc. and StorageTek. These competitors are aggressively trying to advance and develop new technologies to compete more successfully with products based on DLTtape® and Super DLTtape® technology. Hewlett-Packard, IBM and Certance (U.S.) Holdings (or Certance (formerly known as Seagate Technology (U.S.) Holdings) formed a consortium to develop and have developed LTO products. These products target the high-capacity data backup market and compete with our products based on Super DLTtape® technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtape® drives and media. The lower demand resulting from the adverse economic conditions experienced in fiscal years 2002 and 2003 had resulted in lower demand in the tape drive and tape automation markets in general, which has also resulted in increased ongoing price competition even as economic conditions have improved. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive and tape automation markets with greater resources and a potentially greater market reach with a product that competes directly with our Super DLTtape® drives and Super DLTtape® media. These factors, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

Our tape automation products compete with product offerings of Advanced Digital Information Corporation, Overland Data Inc. and StorageTek, which offer tape automation systems incorporating DLTtape® and Super DLTtape® technology as well as new linear tape technology. Increased competition has resulted in increased price competition. If this trend continues or worsens and/or if competition further intensifies, our sales and gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 177 United States patents and have 135 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

If the adverse economic conditions in the United States and throughout the world economy continue or worsen, we may experience a further material adverse impact on our business, operating results, and financial condition. We took actions in fiscal year 2002 through the first half of fiscal year 2005 to reduce our cost of sales and operating expenses in order to address these adverse conditions.  A prolonged continuation or worsening of sales trends would require us to take additional actions to further reduce our cost of sales and operating expenses in subsequent quarters in order to align these costs with reduced revenue. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment.  If we are required to undertake further expense reductions, we may incur significant additional incremental special charges associated with such expense reductions that are disproportionate to sales, thereby materially and adversely affecting our business, financial condition and operating results.

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

We have invested, and will continue to invest, in the development, promotion and sale of storage solutions. Operating expenses associated with Storage Systems revenue are comparatively high, resulting in losses and cash consumption out of proportion to the revenue generated by the group when compared to our DLTtape® business. Therefore, we will need to generate significant revenues from Storage Systems, including service and product support revenues, or significantly reduce our related operating expenses for the group in order to make Storage Systems profitable. We cannot provide assurance that Storage Systems will ever produce operating income or will ever generate positive cash flow, and, if we are unable to do so, these losses could negatively impact our business, financial condition and operating results.

Goodwill and intangible assets used in Storage Systems have been reviewed at least annually for possible impairment since the adoption on April 1, 2002 of SFAS No. 142 Goodwill and Other Intangible Assets. Although we incurred no goodwill impairment in fiscal year 2004 or the first half of fiscal year 2005, the impairment tests conducted relative to goodwill resulted in a $94.3 million charge upon the adoption of SFAS No. 142 in the first quarter of fiscal year 2003 and a $58.7 million impairment charge in the second quarter of fiscal year 2003. These reviews of goodwill were based on projections of undiscounted and discounted net cash flows from Storage Systems compared to the carrying value of goodwill. The financial projections involved significant estimates with inherent uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid future impairment charges. As a result, in the future, we may incur additional impairment charges related to Storage Systems, which could have a materially adverse impact on the results of our operations or our financial condition.  Although we have not incurred impairment charges associated with our other intangible assets, we have substantial intangible asset balances, which are subject to the same risks and uncertainties related to goodwill.

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

In December 2002, we terminated a $187.5 million revolving credit facility with a certain group of banks and entered into a new secured senior credit agreement with a group of banks, providing a $100.0 million revolving credit line that was scheduled to expire in June 2004.  In March 2004, we amended the secured senior credit facility to extend the maturity to March 2006 and adjusted several covenant requirements.  As of September 26, 2004, $90.3 million of this credit line was committed to standby letters of credit, of which $50.0 million secured our obligation to the lessor under our synthetic lease. In December 2002, we also entered into a synthetic lease that contained the same financial covenants as our credit agreement. In July 2003, we amended the credit agreement and our synthetic lease to, among other things, change certain financial covenants and events of default and allow for the completed redemption of our 7% Convertible Subordinated Notes due August 2004. In the quarters that we violated covenants, we obtained waivers or amendments.

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

We currently purchase the DLTtape® and Super DLTtape®  media cartridges that we sell primarily from Imation, Fuji and Maxell. We cannot provide assurance that Imation, Fuji or Maxell will continue to supply an adequate number of high quality media cartridges in the future. If component shortages occur, or if we experience quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased, and as a result, our business, financial condition and operating results could be materially and adversely affected. In addition, we qualify only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

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

Under a tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of the Hard Disk Drive group, Maxtor has agreed to assume responsibility for payments related to certain taxes, penalties, and interest resulting from the conduct of business by the Quantum DLTtape®  and Storage Systems group for all periods before our issuance of tracking stock and the conduct of the Quantum Hard Disk Drive group for all periods before the disposition of the Hard Disk Drive group to Maxtor. If audit adjustments are successfully asserted with respect to such conduct, and if Maxtor fails to indemnify us under this obligation or is not able to pay the reimbursement in full, we would nevertheless be obligated, as the taxpayer, to pay the tax. As a result, we could experience a material adverse effect on our business, financial condition and operating results.

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

Three institutional investors own approximately 45% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the Quantum DLT®  and Storage Systems shares they currently own, that may cause our stock price to be more volatile.  For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity.  In these situations, selling pressure outweighs buying demand and our stock price has declined.

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

In addition, our suppliers have operations in several emerging or developing economies that have a potential for higher risk than in the developed markets. The risks associated with these economies include, but are not limited to, political risks and natural disasters, including earthquakes. In particular, with several of our outsourced manufacturers located in Malaysia and the Philippines, a significant portion of our product manufacturing may be subject to such political and climatic risks.

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

Our cash equivalents and short-term investments consist primarily of short-term fixed income investments and money market funds. The main objective of these investments was safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would result in an approximate $1.6 million annual decrease in interest income.

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

An annual meeting of the stockholders of Quantum was held on September 2, 2004.  The following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each such proposal:

Proposal 1. Proposal to elect eight (8) directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

Name	For	Withheld
Richard E. Belluzzo	161,414,421	5,105,808
Michael A. Brown	160,881,634	5,638,595
Alan L. Earhart	162,764,304	3,755,925
Edward M. Esber, Jr.	152,899,787	13,620,442
Kevin J. Kennedy	156,844,572	9,675,657
Edward J. Sanderson, Jr.	156,853,394	9,666,835
Steven C. Wheelwright	160,952,686	5,567,543
Mary A. Wilderotter	162,629,969	3,890,260

Proposal 2. Proposal to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Quantum for the fiscal year ending March 31, 2005.

For: 164,748,789 Against: 1,682,002 Abstained: 89,439

Item 5.	Other information

Quantum’s independent auditor, Ernst & Young LLP ("E&Y"), has recently advised the Audit Committee of Quantum’s Board of Directors that certain cash handling services performed for Quantum subsidiaries by E&Y affiliates in China, Malaysia and Japan have raised questions regarding E&Y’s independence with respect to its performance of audit services.  These services are not permitted under the auditor independence rules. E&Y has informed the Company and its Audit Committee that it has concluded that the services performed have not impaired its independence with respect to performance of its audit services.  The Company and its Audit Committee have considered the impact the providing of these services may have had on Ernst & Young’s independence with respect to the Company and concluded there has been no impairment of Ernst & Young’s independence. The fees over the period the services were provided (October 1998 through March 2004) totaled approximately $42,000. The services have been discontinued.

Item 6.	Exhibits and reports on Form 8-K.
(a)	Exhibits

Exhibit Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated By-laws of Registrant, as amended

3.3	Certificate of Amendment of Amended and Restated Bylaws of Registrant, effective September 2, 2004

4.1(3)	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

4.2(4)	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002

4.3(4)	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management

10.1(5)	Indenture, dated as of July 30, 2003, between the Registrant and U.S. Bank National Association, related to Registrant’s convertible debt securities

10.2(6)	Agreement and Plan of Merger

24	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002
--------------
1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001.
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 28, 2000.
3.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
4.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002.
5.	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 2003.
6.	Incorporated by reference to Registrant’s Form 8-K filed on October 25, 2004.

(b)	Reports on Form 8-K
The Company filed the following Current Reports on Form 8-K during the three months ended September 26, 2004:

On July 13, 2004, Quantum Corporation filed a Current Report on Form 8-K, to report its preliminary operating results for the first quarter of fiscal year 2005.

On July 27, 2004, Quantum Corporation filed a Current Report on Form 8-K, to report its operating results for the first quarter of fiscal year 2005.

On September 1, 2004, Quantum Corporation filed a Current Report on Form 8-K, to report restructuring activity occurring during its fiscal year 2005.

On September 7, 2004, Quantum Corporation filed a Current Report on Form 8-K, to report an amendment to its Bylaws to decrease the size of the Board of Directors to eight members.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION (Registrant)

Date: November 3, 2004	By:	/s/ Edward J. Hayes, Jr.
Edward J. Hayes, Jr. Executive Vice President, Finance and Chief Financial Officer

QUANTUM CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated By-laws of Registrant, as amended

3.3	Certificate of Amendment of Amended and Restated Bylaws of Registrant, effective September 2, 2004

4.1(3)	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

4.2(4)	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002

4.3(4)	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management

10.1(5)	Indenture, dated as of July 30, 2003, between the Registrant and U.S. Bank National Association, related to Registrant’s convertible debt securities

10.2(6)	Agreement and Plan of Merger

24	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002
--------------
1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001.
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 28, 2000.
3.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
4.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002.
5.	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 2003.
6.	Incorporated by reference to Registrant’s Form 8-K filed on October 25, 2004.