Form 10-Q
period 2004-12-26
QUANTUM CORP /DE/
filed 2005-02-02
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

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

As of the close of business on January 27, 2005, approximately 183.4 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Product revenue	$170,492	$171,900	$466,460	$501,729
Royalty revenue	30,907	33,483	87,668	100,744

Total revenue	201,399	205,383	554,128	602,473
Cost of revenue	141,348	140,322	384,040	415,742

Gross margin	60,051	65,061	170,088	186,731
Operating expenses:
Research and development	21,239	24,373	65,781	77,500
Sales and marketing	20,093	24,163	64,511	73,135
General and administrative	13,335	13,391	36,541	40,513
Special charges	641	4,584	10,227	8,160

	55,308	66,511	177,060	199,308

Income (loss) from operations	4,743	(1,450)	(6,972)	(12,577)
Interest and other income, net	2,387	527	6,501	5,573
Interest expense	(2,755)	(2,893)	(8,306)	(14,447)
Loss on debt extinguishment	--	--	--	(2,565)

Income (loss) before income taxes	4,375	(3,816)	(8,777)	(24,016)
Income tax provision (benefit)	(11,910)	2,660	(8,730)	29,914

Income (loss) from continuing operations	16,285	(6,476)	(47)	(53,930)
Discontinued operations:
Income from discontinued operations, net of income taxes	--	1,043	--	1,043

Income from discontinued operations	--	1,043	--	1,043

Net income ( loss)	$16,285	$(5,433)	$(47)	$(52,887)

Net income (loss) per share from continuing operations
Basic	$0.09	$(0.04)	$--	$(0.31)
Diluted	$0.08	$(0.04)	$--	$(0.31)

Net income per share from discontinued operations
Basic	$--	$0.01	$--	$0.01
Diluted	$--	$0.01	$--	$0.01

Net income (loss) per share
Basic	$0.09	$(0.03)	$--	$(0.30)
Diluted	$0.08	$(0.03)	$--	$(0.30)

Weighted average common and common equivalent shares
Basic	181,607	176,550	180,744	175,002
Diluted	219,280	176,550	180,744	175,002

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 26, 2004 (Unaudited)	March 31, 2004 (1)
Assets

Current assets:
Cash and cash equivalents	$261,862	$214,607
Short-term investments	27,825	50,800
Accounts receivable, net of allowance for doubtful accounts of $8,679 and $9,988	111,692	117,397
Inventories	48,315	48,343
Service inventories	54,291	51,258
Deferred income taxes	27,520	27,514
Other current assets	26,797	36,625

Total current assets	558,302	546,544

Long-term assets:
Property and equipment, less accumulated depreciation	33,870	40,377
Purchased technology and other intangible assets, less accumulated amortization	47,675	60,874
Goodwill	45,690	45,690
Other long-term assets	6,414	12,073

Total long-term assets	133,649	159,014

	$691,951	$705,558

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$61,288	$67,341
Accrued warranty	33,874	38,015
Short-term debt	1,511	537
Other accrued liabilities	97,356	105,991

Total current liabilities	194,029	211,884

Long-term liabilities:
Deferred income taxes	27,111	27,125
Convertible subordinated debt	160,000	160,000

Total long-term liabilities	187,111	187,125

Commitments and contingencies

Stockholders’ equity:
Common stock	259,089	255,121
Retained earnings	51,722	51,428

Total stockholders’ equity	310,811	306,549

	$691,951	$705,558

(1)	Derived from the March 31, 2004 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2004.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	December 26, 2004	December 28, 2003
Cash flows from operating activities:
Net Loss	$(47)	$(53,930)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,535	38,407
Deferred income taxes	(20)	21,279
Impairment of former manufacturing facility	--	2,335
Compensation related to stock incentive plans	711	409
Changes in assets and liabilities:
Accounts receivable	5,705	9,909
Inventories	28	7,272
Accounts payable	(6,053)	(44,093)
Accrued warranty	(4,141)	(8,299)
Income taxes payable	(10,262)	1,923
Other assets and liabilities	4,913	11,902

Net cash provided by (used in) operating activities	21,369	(12,886)

Cash flows from investing activities:
Purchases of short-term investments	(2,196,585)	(1,502,683)
Proceeds from sale of short-term investments	2,219,560	1,564,880
Purchases of property and equipment	(10,084)	(17,674)
Proceeds from sale of facility	5,137	--
Proceeds from sale of equity investment	5,138	--

Net cash provided by investing activities	23,166	44,523

Cash flows from financing activities:
Receipt of payment on receivable from Maxtor Corporation	--	95,833
Settlement of 7% convertible subordinated notes	--	(287,500)
Issuance of 4.375% convertible subordinated notes (net of commissions and expenses)	--	155,207
Principal payments of short-term debt	(537)	--
Proceeds from issuance of common stock, net	3,257	3,019

Net cash provided by (used in) financing activities	2,720	(33,441)

Net increase (decrease) in cash and cash equivalents	47,255	(1,804)
Cash and cash equivalents at beginning of period	214,607	221,734

Cash and cash equivalents at end of period	$261,862	$219,930

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,441	$20,105

Income taxes, net of refunds	$922	$6,206

Notes payable issued for achievement of certain earn out provisions of M4 Data (Holdings) Ltd. acquisition	$1,511	$976

Common stock issued for achievement of certain earn out provisions of Benchmark Storage Innovations Inc. acquisition	$--	$3,591

Valuation of common stock tendered in satisfaction of employees’ income taxes on vesting of employee stock options	$--	$337

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:    Description of Business

Quantum Corporation(“Quantum” or the “Company”) (NYSE: DSS) has two data storage business segments: the Tape Drive business and the Storage Systems business. The Tape Drive business designs, develops, manufactures, licenses, services, and markets tape drives (DLTtape®, DLTtape®VS, and Super DLTtape® drives) and media cartridges (DLTtape® and Super DLTtape® media cartridges). The Storage Systems business consists of tape automation systems and services and disk-based backup systems.

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

For purposes of pro forma disclosures, the estimated fair value of Quantum’s employee stock options is amortized to expense over the vesting period of the option. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income (loss) all stock-based employee compensation expense that relates to acquisitions, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards.  Quantum’s pro forma net income (loss) and net income (loss) per share follow:

(In thousands, except per-share data)	Three Months Ended		Nine Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Reported net income (loss)	$16,285	$(5,433)	$(47)	$(52,887)
Add back employee stock option expense	--	150	--	409
Option fair value amortization	(2,654)	(3,295)	(9,890)	(12,726)

Pro forma net income (loss)	$13,631	$(8,578)	$(9,937)	$(65,204)

Basic net income (loss) per share:
As reported	$0.09	$(0.03)	$--	$(0.30)
Pro forma	$0.08	$(0.05)	$(0.05)	$(0.37)

Diluted net income (loss) per share:
As reported	$0.08	$(0.03)	$--	$(0.30)
Pro forma	$0.07	$(0.05)	$(0.05)	$(0.37)

The weighted-average grant date fair values reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans Three Months Ended		Stock Purchase Plan Three Months Ended

	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003

Option life (in years)	2.45	3.05	1.50	1.75
Risk-free interest rate	3.05%	1.86%	2.31%	1.48%
Stock price volatility	0.73	0.81	0.76	0.68
Dividend yield	--	--	--	--

	Stock Option Plans Nine Months Ended		Stock Purchase Plan Nine Months Ended

	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003

Option life (in years)	3.08	2.16	1.55	1.50
Risk-free interest rate	2.98%	1.63%	1.99%	1.48%
Stock price volatility	0.79	0.64	0.74	0.68
Dividend yield	--	--	--	--

The following is a summary of weighted-average grant date fair values:

	Three Months Ended		Nine Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Options Plans	$1.06	$1.68	$1.50	$1.34

Shares granted under the Stock Purchase Plan	$1.62	$1.07	$1.46	$1.02

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

Note 4:    Goodwill and Intangible Assets

Goodwill as of December 26, 2004 and March 31, 2004 included the following:

(In thousands)	Goodwill	Segment

ATL Products, Inc.	$7,711	Storage Systems
M4 Data	4,734	Storage Systems
Benchmark (allocated to Tape Drive)	23,948	Tape Drive
Benchmark (allocated to Storage Systems)	9,297	Storage Systems

	$45,690

Acquired intangible assets are amortized over their estimated useful lives, which range from 2 to 10 years.  In estimating the useful lives of intangible assets, management considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;
•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and
•	The ability to leverage core technology into new tape automation products and, therefore, to extend the lives of these technologies.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized:

(In thousands)	As of December 26, 2004			As of March 31, 2004

	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$84,600	$(49,516)	$35,084	$84,600	$(39,871)	$44,729
Trademarks	22,560	(12,106)	10,454	22,560	(9,879)	12,681
Non-compete agreements	2,516	(2,455)	61	2,516	(2,091)	425
Customer lists	14,100	(12,119)	1,981	14,100	(11,720)	2,380
Assembled workforce	4,082	(3,987)	95	4,082	(3,423)	659

	$127,858	$(80,183)	$47,675	$127,858	$(66,984)	$60,874

As of December 26, 2004 and March 31, 2004, net goodwill and intangible assets were $93.4 million and $106.6 million, respectively, and represented approximately 14% and 15% of total assets, respectively.

The total amortization expense related to intangible assets is provided in the table below:

(In thousands)	Three Months Ended		Nine Months Ended

	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003

Purchased technology	$3,267	$3,189	$9,645	$9,567
Trademarks	745	741	2,227	2,224
Non-compete agreements	121	132	364	396
Customer lists	133	133	399	1,278
Assembled workforce	188	208	564	619

	$4,454	$4,403	$13,199	$14,084

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Three months ended March 31, 2005	$4,461
Fiscal year 2006	17,226
Fiscal year 2007	12,728
Fiscal year 2008	9,699
Fiscal year 2009	3,561

Total	$47,675

Note 5:    Special Charges

In fiscal years 2005 and 2004, Quantum took steps to reduce costs in an effort to return to profitability. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Outsourcing manufacturing
•	Consolidating most of the operations supporting our two business segments
•	Reducing other general expenses, including consolidating and streamlining operations and administrative functions.

The following tables show the type of activity for the three months and nine months ended December 26, 2004 and December 28, 2003.

(In thousands)	For the Three Months Ended		For the Nine Months Ended
By expense type	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Severance Costs (Reversal)	$(244)	$4,584	$8,472	$5,942
Facilities	885	--	1,695	2,171
Fixed Assets	--	--	60	47

Total	$641	$4,584	$10,227	$8,160

By cost reduction actions
Outsource certain manufacturing and service functions	$--	$--	$2,540	$3,011
Consolidate the operations supporting our two business segments	641	--	7,676	--
Other general expense reduction	--	4,584	11	5,149

Total	$641	$4,584	$10,227	$8,160

Fiscal year 2005

In the third quarter of fiscal year 2005,

•	A charge of $0.8 million was recorded for severance benefits and severance related costs for 26 employees impacting most Quantum functions and locations.
•	A charge of $0.9 million was recorded for our facilities in Boulder, Colorado and Colorado Springs, Colorado as a result of changes to the original assumptions.
•	A charge of $0.2 million was reversed as the costs were lower than originally anticipated for a facility in San Jose, California.
•	A charge of $0.9 million was reversed because estimated severance costs were lower than originally anticipated.

In the first and second quarters of fiscal year 2005, charges of $5.5 million and $3.2 million, respectively, were recorded primarily for severance benefits and severance related costs for 98 and 89 employees, respectively, impacting most Quantum functions and locations, particularly manufacturing outsourcing in the United Kingdom and research and development consolidation.   In the first quarter of fiscal 2005, a charge of $0.9 million was recorded for vacant facilities in the UK.

Fiscal year 2004

In the third quarter of fiscal year 2004,

•

Quantum began consolidating most of the operations supporting the Tape Drive and Storage Solutions businesses into one organization with consolidated operational functions and a combined sales force and recorded a charge of $4.0 million for severance benefits for 110 employees located in Colorado Springs, Colorado; Irvine, California; and San Jose, California.

•	A charge of $0.6 million was recorded for the severance benefits for 69 employees as a result of the plan to outsource manufacturing of certain automation products in the U.K.

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

9

•	A charge of $0.4 million was recorded in the second quarter of fiscal year 2004 for separation costs related to an executive officer.
•

A charge of $2.3 million was recorded in the second quarter of fiscal year 2004 to write down a former manufacturing facility in Malaysia to its appraised value, after Quantum vacated this facility as part of the outsourcing of certain manufacturing activities to Jabil.

•

Charges of $0.5 million were reversed in the second quarter of fiscal year 2004. This $0.5 million consisted of $0.2 million recorded in the first quarter of fiscal year 2002 for vacant facility costs at a facility in Irvine, California; and $0.3 million recorded in the second quarter of fiscal year 2003 related to severance charges for site and function consolidation activities. The facility charges were reversed as a result of a change in the underlying lease assumptions. The severance charges were reversed because costs were lower than originally anticipated.

The following two tables show the activity and the estimated timing of future payouts for cost reduction plans (for a complete discussion of Quantum’s special charge activity in prior years, refer to Note 6 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2004):

(In thousands)	Severance Costs	Facilities	Other	Total
Balance at March 31, 2004	$2,617	$4,647	$--	$7,264
Tape Drive special charges	2,958	--	--	2,958
Storage Systems special charges	2,537	855	60	3,452
Cash payments	(3,891)	(910)	(60)	(4,861)
Non-cash charges	(29)	--	--	(29)

Balance at June 27, 2004	$4,192	$4,592	$--	$8,784
Tape Drive special charges	2,603	--	--	2,603
Storage Systems special charges	718	--	--	718
Cash payments	(1,993)	(755)	--	(2,748)
Reclassification from accrued liabilities	234	--	--	234
Special charge reversal	(100)	(45)	--	(145)

Balance at September 26, 2004	$5,654	$3,792	$--	$9,446
Tape Drive special charges	763	--	--	763
Storage Systems special charges	73	1,128	--	1,201
Cash payments	(1,212)	(593)	--	(1,805)
Reclassification from accrued liabilities	153	284	--	437
Special charge reversal	(1,080)	(243)	--	(1,323)

Balance at December 26, 2004	$4,351	$4,368	$--	$8,719

Estimated timing of future payouts:
Fiscal Year 2005	$2,454	$477	$--	$2,931
Fiscal Year 2006 to 2008	1,897	3,891	--	5,788

	$4,351	$4,368	$--	$8,719

The $8.7 million remaining special charge accrual as of December26, 2004 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during the remainder of fiscal year 2005 and fiscal year 2006.  The facilities charges related to vacant facilities in Irvine, California; Colorado Springs, Colorado; and Boulder, Colorado will be paid over the respective lease terms, which continue through the third quarter of fiscal year 2008.

Note 6:    Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share:

(In thousands, except per-share data)	Three Months Ended		Nine Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Numerator
Income (loss) from continuing operations	$16,285	$(6,476)	$(47)	$(53,930)
Income from discontinued operations	--	1,043	--	1,043

Net income (loss)	16,285	(5,433)	(47)	(52,887)
Adjustment for interest expense on convertible subordinated notes, net of taxes	1,750	--	--	--

Net income (loss), adjusted	$18,035	$(5,433)	$(47)	$(52,887)

Denominator
Weighted average shares outstanding used to compute basic net income (loss) per share	181,607	176,550	180,744	175,002
Effect of dilutive securities:
Dilutive potential common shares	285	--	--	--
Dilutive common stock equivalents	606	--	--	--
Shares issuable upon conversion of subordinated notes	36,782	--	--	--

Weighted average shares outstanding used to compute diluted net income (loss) per share	219,280	176,550	180,744	175,002

Net Income (loss) per share
Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.09	$(0.04)	$--	$(0.31)
Income per share from discontinued operations	--	0.01	--	0.01

Basic net income (loss) per share	$0.09	$(0.03)	$--	$(0.30)

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$0.08	$(0.04)	$--	$(0.31)
Income per share from discontinued operations	--	0.01	--	0.01

Diluted net income (loss) per share	$0.08	$(0.03)	$--	$(0.30)

The computations of diluted net income (loss) per share for the periods presented excluded the effect of the following because the effect would have been antidilutive except for the three months ended December 26, 2004:

•	4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note)
•	Options to purchase 30.8 million shares and 34.9 million shares of Quantum common stock were outstanding at December 26, 2004, and December 28, 2003, respectively.

Note 7:  Inventories and Service Inventories

Inventories consisted of the following:

(In thousands)	December 26, 2004	March 31, 2004

Materials and purchased parts	$19,868	$18,264
Work in process	3,256	1,597
Finished goods	25,191	28,482

	$48,315	$48,343

Service inventories consisted of the following:

(In thousands)	December 26, 2004	March 31, 2004

Component parts	$29,860	$28,192
Finished units	24,431	23,066

	$54,291	$51,258

Note 8:  Accrued Warranty and Indemnifications

The following table details the quarterly and year-to-date change in the accrued warranty balance:

(In thousands)	Three Months Ended		Nine Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003

Beginning balance	$33,932	$44,503	$38,015	$49,582
Additional warranties issued	6,614	6,447	16,430	18,503
Adjustments for warranties issued in prior fiscal years	1,310	--	2,625	4,311
Settlements made in cash	(7,982)	(9,667)	(23,196)	(31,113)

Ending balance	$33,874	$41,283	$33,874	$41,283

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

Indemnifications

Quantum has off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of December 26, 2004, Quantum did not record a liability associated with these guarantees because Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

Note 9:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

	As of

(In thousands)	December 26, 2004	March 31, 2004
Short-term debt (M4 Data (Holdings) Ltd. debentures)	$1,511	$537
Convertible subordinated debt	160,000	160,000

	$161,511	$160,537

Weighted average interest rate	4.381%	4.377%

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

Short-term debt (M4 Data debentures)

Quantum acquired all the outstanding stock of M4 Data on April 12, 2001 for approximately $58.0 million in consideration. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued. The debentures of $0.5 million were issued in the first quarter of fiscal year 2004 based on revenues in the preceding fiscal year and paid after being called by the holders in the first quarter of fiscal year 2005.  The debentures of $1.5 million were issued in the second quarter of fiscal year 2005 based on revenues in the preceding fiscal year.

Credit line

In December 2002, Quantum entered into a secured senior credit facility with a group of banks, providing Quantum with a $100.0 million revolving credit line and a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line.  In March 2004, Quantum amended the secured senior credit facility to extend the maturity to March 2006 and adjusted several covenant requirements.  As of December 26, 2004, $91.1 million of this revolving credit line is committed to standby letters of credit, of which $50.0 million secures Quantum’s obligation to the lessor under its synthetic lease (see Note 13 “Commitments and Contingencies”).

In January 2005, Quantum amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition (See Note 17 “Subsequent Event”).  The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The synthetic lease agreement was amended to reduce the letter of credit obligation to the lessor under the synthetic lease from $50 million to $37.5 million and to adjust covenant requirements.  As of January 5, 2005, $78.6 million of the revolving credit line was committed to standby letters of credit.

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line.  There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of December 26, 2004, Quantum was in compliance with all of the credit line covenants.

Note 10:     Stock Incentive Plans

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) that provide for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. The Plans have reserved 50.9 million shares of stock for future issuance.  As of December 26, 2004, 20.0 million shares of stock were available for grant. Options under the Plans generally expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plans generally vests over two to three years.

A summary of activity relating to Quantum’s Plans follows:

	Options (In thousands)	Weighted-Avg. Exercise Price
Outstanding as of March 31, 2004	33,855	$6.39
Granted	3,962	$2.03
Exercised	(944)	$0.88
Canceled	(6,050)	$7.71

Outstanding as of December 26, 2004	30,823	$5.74

Exercisable as of December 26, 2004	20,433	$6.97

The following tables summarize information about options outstanding and exercisable as of December 26, 2004:

Range of Exercise Prices	Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable (In thousands)	Weighted Average Exercise Price
$ 0.96 – $ 2.95	9,781	$2.65	5.74	5,124	$2.64
$ 2.96 – $ 3.78	6,701	$3.36	8.00	2,825	$3.29
$ 3.82 – $ 8.69	6,935	$6.81	5.98	5,408	$7.01
$ 8.72 – $ 13.75	6,528	$10.22	5.34	6,198	$10.22
$ 13.85 – $ 24.11	878	$16.68	3.84	878	$16.68

	30,823	$5.74	6.15	20,433	$6.97

The effect on reported net income (loss) and net income (loss) per share of accounting for employee stock options under the fair value method is disclosed in Note 2 “Pro Forma Stock Compensation Expense”.

Note 11:    Income Taxes

The tax benefit recorded for the three months ended December 26, 2004 was $11.9 million compared to the tax expense recorded for the three months ended December 28, 2003 of $2.7 million.  The current quarter’s tax benefit reflects the provision of local foreign income taxes, state taxes, and $3.5 million for the U.S. tax associated with our decision to pay a dividend from foreign subsidiaries as provided for in the recently enacted Homeland Reinvestment Act, offset by a reduction in a contingent tax accrual of $15.6 million.  The reduction in the contingent tax accrual related to the execution of a Settlement Agreement with Maxtor Corporation on December 23, 2004 as well as the resolution of the Internal Revenue Service’s audit of our fiscal years ending March 31, 1997, 1998, and 1999.  The decision to repatriate foreign earnings was primarily based upon the significant cash requirements of the Certance acquisition. The tax expense for the prior year reflected local foreign income taxes, state taxes, as well as foreign withholding taxes.

The tax benefit recorded for the nine months ended December 26, 2004 was $8.7 million compared to the tax expense recorded for the nine months ended December 28, 2003 of $29.9 million.  The current period’s tax benefit reflects withholding taxes, local foreign income taxes, state taxes, and $3.5 million for the U.S. tax associated with our decision to pay a dividend from foreign subsidiaries as provided for in the recently enacted Homeland Reinvestment Act, offset by a reduction in a contingent tax accrual of $15.6 million.  The reduction in the contingent tax accrual relates to the execution of a Settlement Agreement with Maxtor Corporation on December 23, 2004 as well as the resolution of the Internal Revenue Service’s audit of our fiscal years ending March 31, 1997, 1998, and 1999.  The decision to repatriate foreign earnings was primarily based upon the significant cash requirements of the Certance acquisition.

The Settlement Agreement with Maxtor was executed on December 23, 2004, and included a Mutual General Release and Global Settlement Agreement with Maxtor Corporation, the corporation to which Quantum sold its former hard disk drive business on March 30, 2001.  Under the Settlement Agreement, Quantum and Maxtor:

(a)

Settled, released and discharged each other from liability with respect to certain currently outstanding claims that the parties have against each other, and which the parties may have against each other in the future, arising out of or related to the disposition of the hard disk drive business to Maxtor, including claims related to the Tax Sharing and Indemnity Agreement,

(b)

Agreed that Quantum would be entitled to any refunds and be responsible for any deficiency with respect to the resolution of the Internal Revenue Service’s audits of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999,

(c)

Agreed upon Quantum’s and Maxtor’s joint control of and equal payment of fees and costs associated with the Internal Revenue Service’s audit of Quantum for the fiscal years ending March 31, 2000 through and including March 31, 2002, and

(d)	Amended certain provisions of the Tax Sharing Agreement, including:
•

Section 1 of the Tax Sharing Agreement provided for the sharing of the tax liabilities of the hard disk drive business acquired by Maxtor and the business retained by Quantum for periods prior to April 2, 2001.  Quantum and Maxtor have disputed the operation of this section.  Under the Settlement Agreement all claims arising under this section are released and the section is terminated in its entirety.

•

Section 3(a) of the Tax Sharing Agreement provided for Maxtor’s indemnity of Quantum for various taxes attributable to periods prior to April 2, 2001.  Under the Tax Sharing Agreement, this indemnity obligation was limited to the sum of $142,000,000 plus 50% of the excess over $142,000,000.  Under the Settlement Agreement, Maxtor’s remaining tax indemnity liability under section 3(a) for all tax claims is limited to $8,760,000 (except that the amount may be increased in circumstances considered remote that relate to the IRS audit of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999).

The prior year provision reflected a $21.3 million charge to provide a valuation allowance against our net deferred tax assets. The tax expense for the periods prior to the second quarter of fiscal year 2005 reflected foreign withholding taxes, in addition to local foreign income taxes and state taxes.    The new Japan-US treaty became effective on July 1, 2004, the beginning of the Company’s second quarter of fiscal year 2005, and eliminated withholding taxes on royalty income.  As a result, our income tax expense has decreased significantly in the second and third quarter of fiscal year 2005.

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

On April 15, 2003, Storage Technology Corporation (“StorageTek”) filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in a tape drive. The suit seeks a permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. Trial has been scheduled for March 21, 2005. Quantum believes that StorageTek’s patents are invalid and Quantum intends to defend itself vigorously. Given the inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute.

On August 8, 2003, a class action lawsuit was filed against Quantum in the Superior Court of the State of California for the County of San Francisco. Hitachi Maxell, Ltd., Maxell Corporation of America, Fuji Photo Film Co., Ltd., and Fuji Photo Film U.S.A., Inc. are named in the lawsuit as codefendants. The plaintiff, Franz Inc., alleges violation of California antitrust law, violation of California unfair competition law, and unjust enrichment. Franz Inc. charges, among other things, that the defendants entered into agreements and conspired to monopolize the market and fix prices for data storage tape compatible with DLT® tape drives. Quantum denies the allegations of the complaint and intends to defend itself vigorously against the claims asserted by Franz. Franz seeks an order that the lawsuit be maintained as a class action and that defendants be enjoined from continuing the violations alleged in the complaint. Franz also seeks compensatory damages, treble damages, statutory damages, attorneys' fees, costs, and interest. A class certification hearing has been scheduled for March 2005. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the litigation.

Adverse resolution of any third party infringement claim or other litigation could subject Quantum to substantial liabilities and require Quantum to refrain from manufacturing and selling certain products.  In addition, the costs incurred in intellectual property litigation and other litigation can be substantial, regardless of the outcome.

Note 13:     Commitments and Contingencies

Synthetic Lease

In August 1997, Quantum entered into a five-year synthetic lease agreement with a group of financial institutions (collectively, the “lessor”) for the construction and lease of a campus facility in Colorado Springs, Colorado, comprised of three buildings. The campus was the center of the Tape Drive business’ operations until the transfer of tape drive production to Penang, Malaysia in fiscal year 2002. The Colorado Springs facility now houses only administrative, research and development, procurement resources and testing operations located in one of the three buildings. With respect to the other two buildings, which are not in use by Quantum, one is vacant and one has been 60% sublet pursuant to a sublease agreement dated August 2004.  The lease for the three buildings is accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases.

In December 2002, Quantum renegotiated this lease, which now expires in December 2007. The total minimum lease payments from the third quarter of fiscal year 2005 until the scheduled expiration date in December 2007 are estimated to be approximately $5.9 million and approximate the lessor’s debt interest service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

The lease is partially secured by a standby letter of credit issued under Quantum’s revolving line of credit and a blanket lien on all of the assets of Quantum. The revolving line of credit expires in March 2006.  At that time Quantum could be required to post cash collateral to secure the lease, unless other financial arrangements are made that are acceptable to the lessor.

The lease commitment requires Quantum to maintain specified financial covenants. If in future quarters Quantum were to fail to comply with these financial covenants and were unable to obtain a waiver, or amend the lease, for such non-compliance, the lessor could terminate the lease. This could result in Quantum having to purchase and/or cause a third party to purchase the facilities promptly and potentially at a substantial discount to their current appraised value.  There is a cross default provision between this facility and the credit line facility (refer to Note 9 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt”) such that a default on one facility constitutes a default on the other facility.

At the end of the lease term, Quantum has the following options and obligations:

(1)	Quantum may renew the lease if the lessor accepts a renewal at its discretion;
(2)	Quantum may purchase the facility for approximately $50 million (the “stipulated sales price”); or

16

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

Appraised value of the facility, the collateral that would be used to satisfy the contingent obligation, was estimated at $50 million and is subject to reappraisal. At any time during the lease term, Quantum may purchase (or cause a third party to purchase) the facility for the stipulated sales price. If Quantum defaults under the lease, its only option is to purchase the facility for the stipulated sales price.  If Quantum had to purchase the property and if the fair value is less than the stipulated sales price on the purchase date, Quantum would incur the charge for the difference, which could be material.

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

As of December 26, 2004, Quantum issued non-cancelable purchase orders for $36.3 million to purchase finished goods from its contract manufacturers and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 14:    Business Segment Information

Quantum’s reportable segments are Tape Drive and Storage Systems. These reportable segments have distinct products with different production processes. Tape Drive segment consists of tape drives and media. Storage Systems segment consists of tape automation systems and service and includes disk based backup products. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

Quantum evaluates segment performance based on operating income (loss) excluding special charges and other infrequent or unusual items.  Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(In thousands)	Three Months Ended

	December 26, 2004			December 28, 2003

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Revenue	$117,890	$83,509	$201,399	$134,090	$71,293	$205,383
Cost of revenue	76,468	64,880	141,348	84,702	55,620	140,322

Gross margin	41,422	18,629	60,051	49,388	15,673	65,061

Research and development	12,031	9,208	21,239	16,143	8,230	24,373
Sales and marketing	6,499	13,594	20,093	9,152	15,011	24,163
General and administrative	8,927	4,408	13,335	8,279	5,112	13,391
Special charges	992	(351)	641	866	3,718	4,584

Total operating expenses	28,449	26,859	55,308	34,440	32,071	65,511

Operating income (loss)	$12,973	$(8,230)	$4,743	$14,948	$(16,398)	$(1,450)

17

(In thousands)	Nine Months Ended

	December 26, 2004			December 28, 2003

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Revenue	$331,327	$222,801	$554,128	$400,600	$201,873	$602,473
Cost of revenue	215,838	168,202	384,040	260,593	155,149	415,742

Gross margin	115,489	54,599	170,088	140,007	46,724	186,731

Research and development	41,062	24,719	65,781	51,529	25,971	77,500
Sales and marketing	22,834	41,677	64,511	28,004	45,131	73,135
General and administrative	23,714	12,827	36,541	25,656	14,857	40,513
Special charges	6,388	3,839	10,227	4,191	3,969	8,160

Total operating expenses	93,998	83,062	177,060	109,380	89,928	199,308

Operating income (loss)	$21,491	$(28,463)	$(6,972)	$30,627	$(43,204)	$(12,577)

(In thousands)	As of December 26, 2004			As of March 31, 2004

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Inventories	$22,063	$26,252	$48,315	$15,651	$32,692	$48,343
Service inventories	$29,773	$24,518	$54,291	$33,636	$17,622	$51,258
Goodwill and intangibles, net	$35,678	$57,687	$93,365	$38,738	$67,826	$106,564

Note 15:    Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax if any, for the three months and nine months ended December 26, 2004, and December 28, 2003 is presented in the following table:

(In thousands)	Three Months Ended		Nine Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net income (loss)	$16,285	$(5,433)	$(47)	$(52,887)
Foreign currency translation adjustment	772	1,157	340	1,843

Total comprehensive income (loss)	$17,057	$(4,276)	$293	$(51,044)

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

In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. In September 2003, a FASB Staff Position was issued that delays the recognition and measurement guidance in EITF No. 03-01 until the final issuance of Financial Accounting Standards Board (“FASB”) Staff Position Issue 03-01a. The adoption of the recognition and measurement provisions is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations. The disclosure requirements are effective for fiscal years ending after June 15, 2004, and are required only for annual periods.

In March 2004, the EITF issued EITF Issue No. 03-06, Participating Securities and the Two-class Method Under SFAS No. 128, Earnings Per Share. EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have an impact on the Company’s computation of EPS.

In October 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.  This issue addresses when contingently convertible instruments should be included in diluted earnings per share computations. The pronouncement will be effective for reporting periods ending after December 15, 2004. The adoption of this standard did not have an impact on the Company’s computation of diluted earnings per share.

In October 2004, the EITF issued EITF Issue No. 04-10, Applying Paragraph 19 of Statement of Financial Accounting Standards (“SFAS”) No. 131 in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.  SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. The pronouncement is effective for fiscal years ending after October 13, 2004. The adoption of this standard did not have an impact to the existing reportable operating segments of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 Accounting for Stock-Based Compensation ("SFAS 123") and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Quantum is required to adopt SFAS 123R in the second quarter of fiscal year 2006, beginning July 1, 2005. Under SFAS 123R, Quantum must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include a modified-prospective and a modified-retroactive adoption options. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Quantum is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on Quantum's consolidated results of operations and earnings per share. Quantum has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Note 17:     Subsequent Event

On January 5, 2005, Quantum acquired all of the shares of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape backup drives and data protection solutions, for $60 million in cash paid to the Certance shareholders plus the direct costs of the acquisition.  The acquisition will be accounted for as a purchase.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectation that the current installed base of tape drives will result in continued demand for the tape media cartridges, (2) our expectation that media royalties will continue to be a significant source of our DLT® revenues, gross margins, operating income and cash flow, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our expectation that we will incur additional future charges for anticipated restructurings, including future payments equal to $2.9 million in fiscal year 2005 and $5.8 million between fiscal years 2006 and 2008, (5) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (6) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion, (7) our expectation that we will realize annual cost savings from our first half2005  restructuring programs of approximately $15 million, (8) our expectation that any debentures that we issue after the date of this Quarterly Report on Form 10-Q in connection with our acquisition of M4 Data will total approximately $2 million in principal amount, (9) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (10) our expectation that we will return to profitability, (11) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (12) our expectation that we will make additional acquisitions in the future, (13) our expectation that our future contractual payment obligations equal no more than approximately $40 million within one year, $8.1 million between one and two years, $7 million between two and three years and $232 million beyond three years, and (14) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

On January 5, 2005, Quantum acquired all of the shares of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape backup drives and data protection solutions, for $60 million in cash paid to the Certance shareholders plus the direct costs of the acquisition.

Previously, Quantum was also in the hard disk drive business, which operated as Quantum’s Hard Disk Drive group (“HDD”). This business was acquired by Maxtor Corporation (“Maxtor”) on April 2, 2001.

Business Summary

Quantum has two data storage business segments: the Tape Drive business and the Storage Systems business. Our Tape Drive business consists of tape drive and tape media cartridge product lines. Our Storage Systems business consists of tape automation systems and service and includes disk-based backup systems.

While continuing to develop and introduce new products in the storage market, we have also continued to take steps to reduce costs in order to return to profitability. In recent years and in the first nine months of fiscal year 2005, our business has experienced declining total revenues, lower gross margins, and operating losses. Some of the factors driving these trends included increased competition from other computer equipment manufacturers and the generally weak economic conditions that persisted between 2000 and 2002, and to a lesser extent in 2003.  These factors resulted in generally lower prices and unit sales because of reduced customer spending on Information Technology (“IT”). Because of the long-term impact of these trends and the reduced corporate infrastructure that we required following the disposition of HDD to Maxtor at the beginning of fiscal year 2002, which represented a major corporate realignment for Quantum, we have taken numerous cost reduction actions in recent years and in the first nine months of fiscal year 2005. Spending on IT has increased in recent quarters, and this has benefited our business. However, the overall impact of the negative trends has not been fully reversed or offset, and we incurred further costs for cost reduction steps and had operating losses in the first nine months of fiscal year 2005. The cost reduction steps we are taking are aimed at eventually returning Quantum to profitability on a consistent basis.

Tape Drive business

In our Tape Drive business, we design, develop, license, service, and market tape drives, which include both value and performance drives, as well as tape media cartridges.  Our value drives, the DLTtape® VS drives, are targeted at the “value” or “price sensitive” segment of the tape drive market. Our performance tape drives, Super DLTtape® drives, are targeted at the “performance sensitive” segment of the tape drive market. We earn approximately 60% of our revenue by selling tape drives and the tape media cartridges used by tape drives.  Most of our media revenue from royalties is paid to us by manufacturers who license our tape media cartridge technology. Super DLTtape® Technology has a higher storage capacity and transfer rate than DLTtape® technology. Both DLTtape® and Super DLTtape® products are used to back up large amounts of data stored on network servers. DLTtape® and Super DLTtape® are based on our half-inch Digital Linear Tape technology that is used in mid-range UNIX and NT system backup and archive applications.

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

We receive a royalty on tape media cartridges sold by our licensees. We prefer that a substantial portion of our tape media cartridge sales occur through this license model because this minimizes our operational risks, asset investments and expenses and provides an efficient distribution channel. Currently, approximately 86% of our tape media cartridge unit sales occurred through this license model. We believe that the large installed base of tape drives and our licensing of tape media cartridges are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, operating income and cash flow, and this trend is expected to continue.

As of the end of first quarter of fiscal year 2005, substantially all of Quantum’s tape drive manufacturing has been outsourced. The manufacturing of tape drives was outsourced to Jabil Circuit Inc. (“Jabil”) in fiscal year 2003, under an agreement dated August 29, 2002.

Certance tape drive products include: Linear Tape Open (LTO) Ultrium, DAT/DDS, Travan, media cartridges, and recording heads used in tape drives.  LTO Ultrium technology solutions provide data protection for midrange through enterprise networks.  DAT/DDS products offer data protection for small to midsize business networks.  Travan products are designed to reliably and economically protect the data of mobile and home office users.  Certance media cartridges provide reliable backup, protection and storage for business-critical data protection requirements.

Storage Systems business

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

Products

Our products include:

Tape Drive business:

Quantum’s Tape Drive business offers tape drive products and tape media cartridges based on DLTtape® Technology, which are targeted to serve workgroup, mid-range and enterprise business needs.

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

22

•	High-Volume Products

High-volumeproducts are sold mainly through third party distributors, value-added resellers and Original Equipment Manufacturers (“OEMs”) and include the ValueLoader™, the SuperLoader™, and the M-Series family of tape libraries featuring the M1500, M1800 and M2500.

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

The P4000 and the P7000 feature Prism Library Architecture™ are storage solutions for the enterprise data center. The P4000 scales to 322 data cartridges and 10 tape drives, providing up to 97TB of native capacity and 1.3TB/hour native throughput performance. The P7000 scales up to 679 data cartridges and 16 tape drives, providing up to 204TB native capacity and 2.1TB/hour native performance. Multiple P-Series libraries can be linked together to form a single library system providing up to 718TB capacity and 10.1TB/hour native performance.

DX-Series Enhanced Backup Systems

The DX-Series Enhanced Backup Systems (DX30 and DX100) emulate a tape library and seamlessly integrate into existing backup environments without changes to policies or procedures.  Supported by every major backup software

23

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.We believe that the following accounting policies require our most difficult, subjective or complex judgments because of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties that affect the application of those policies in particular could result in materially different amounts being reported under different conditions or using different assumptions.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. As of December 26, 2004, the net amount of $93.4 million of goodwill and intangible assets represented 14% of total assets.

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

We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

RESULTS OF OPERATIONS

Revenue

(In thousands)	Three Months Ended		Increase / (decrease)	% Increase/ (decrease)
	December 26, 2004	December 28, 2003
Tape drives	$67,352	$81,959	$(14,607)	-17.8%
Tape media	19,631	18,648	983	5.3%
Tape royalty	30,907	33,483	(2,576)	-7.7%

Tape Drive	117,890	134,090	(16,200)	-12.1%

Storage Systems	83,509	71,293	12,216	17.1%

	$201,399	$205,383	$(3,984)	-1.9%

(In thousands)	Nine Months Ended		Increase / (decrease)	% Increase/ (decrease)
	December 26, 2004	December 28, 2003
Tape drives	$194,679	$244,830	$(50,151)	-20.5%
Tape media	48,980	55,026	(6,046)	-11.0%
Tape royalty	87,668	100,744	(13,076)	-13.0%

Tape Drive	331,327	400,600	(69,273)	-17.3%

Storage Systems	222,801	201,873	20,928	10.4%

	$554,128	$602,473	$(48,345)	-8.0%

Tape Drive Revenue

The decrease in tape drive revenue in the three and nine months ended December 26, 2004 as compared to the corresponding periods of the previous fiscal year primarily reflected lower unit sales. The decline in unit sales reflected lower unit shipments of older tape drives reaching end of life status, partially offset by increased unit shipments of latest generation value and performance tape drives.  The latest generation value and performance drives include the VS160 and the Super DLT®600.  This decline in unit sales reflected intense competition, less demand from our key OEM customers, and that the customer qualifications and the corresponding product sales ramp for the latest generation tape drives have taken longer than we had anticipated.

The change in tape media revenue in the three and nine months ended December 26, 2004 as compared to the corresponding period of the previous fiscal year reflects price decline, partially offset by increase in unit shipments for the nine months ended December 26, 2004 and fully offset for the three months ended December 26, 2004.

The decline in media royalties for three and nine months ended December 26, 2004 reflects lower tape media unit sales by our media licensees.  The decrease in tape media unit sales was caused by a corresponding decline in tape drive unit sales in recent years since our tape drives consume and create demand for media. This has resulted in declining royalties because the royalties are based on a combination of our licensees’ media revenue and unit sales.

Storage Systems Revenue

The increase in revenue in the three and nine months ended December 26, 2004 as compared to the corresponding periods of the previous fiscal year primarily reflected an increase in sales of our autoloader product (ValueLoaders and SuperLoaders), enterprise class tape library and corresponding service.

Gross Margin

(In thousands)	Three Months Ended		Increase / (decrease)
	December 26, 2004	December 28, 2003
Tape Drive gross margin	$41,422	$49,388	$(7,966)
Storage Systems gross margin	18,629	15,673	2,956

Quantum gross margin	$60,051	$65,061	$(5,010)

Tape Drive gross margin rate	35.1%	36.8%	-1.7%
Storage Systems gross margin rate	22.3%	22.0%	0.3%
Quantum gross margin rate	29.8%	31.7%	-1.9%

(In thousands)	Nine Months Ended		Increase / (decrease)
	December 26, 2004	December 28, 2003
Tape Drive gross margin	$115,489	$140,007	$(24,518)
Storage Systems gross margin	54,599	46,724	7,875

Quantum gross margin	$170,088	$186,731	$(16,643)

Tape Drive gross margin rate	34.9%	34.9%	0.0%
Storage Systems gross margin rate	24.5%	23.1%	1.4%
Quantum gross margin rate	30.7%	31.0%	-0.3%

Tape Drive Segment Gross Margin

The decrease in gross margin in the three and nine months ended December 26, 2004 as compared to the corresponding period of the previous fiscal year reflected lower revenue, particularly the decline in royalty revenue of $2.6 million and $13.1 million for the three months and nine months ended December 26, 2004, respectively.

Storage Systems Segment Gross Margin

The increase in gross margin for the three and nine months ended December 26, 2004 as compared to the corresponding periods of the previous fiscal year reflected higher revenue, reflecting an increase in sales of our autoloader product, enterprise class tape library and corresponding service.

Operating Expenses

(In thousands)	Three Months Ended
	December 26, 2004	% of Segment Revenue	December 28, 2003	% of Segment Revenue	Increase / (decrease)	Change as a % of Segment Revenue

Tape Drive	$27,457	23.3%	$33,574	25.0%	$(6,117)	-1.7%
Storage Systems	27,210	32.6%	28,353	39.8%	(1,143)	-7.2%

Subtotal	$54,667	27.1%	$61,927	30.2%	$(7,260)	-3.1%
Special Charges	641		4,584		(3,943)

Total	$55,308		$66,511		$(11,203)

28

(In thousands)	Nine Months Ended
	December 26, 2004	% of Segment Revenue	December 28, 2003	% of Segment Revenue	Increase / (decrease)	Change as a % of Segment Revenue

Tape Drive	$87,610	26.4%	$105,189	26.3%	$(17,579)	0.1%
Storage Systems	79,223	35.6%	85,959	42.6%	(6,736)	-7.0%

Subtotal	$166,833	30.1%	$191,148	31.7%	$(24,315)	-1.6%
Special Charges	10,227		8,160		2,067

Total	$177,060		$199,308		$(22,248)

Research and Development Expenses

(In thousands)	Three Months Ended
	December 26, 2004	% of Segment Revenue	December 28, 2003	% of Segment Revenue	Increase / (decrease)	Change as a % of Segment Revenue

Tape Drive	$12,031	10.2%	$16,143	12.0%	$(4,112)	-1.8%
Storage Systems	9,208	11.0%	8,230	11.5%	978	-0.5%

Total	$21,239	10.5%	$24,373	11.9%	$(3,134)	-1.4%

(In thousands)	Nine Months Ended
	December 26, 2004	% of Segment Revenue	December 28, 2003	% of Segment Revenue	Increase / (decrease)	Change as a % of Segment Revenue

Tape Drive	$41,062	12.4%	$51,529	12.9%	$(10,467)	-0.5%
Storage Systems	24,719	11.1%	25,971	12.9%	(1,252)	-1.8%

Total	$65,781	11.9%	$77,500	12.9%	$(11,719)	-1.0%

Tape Drive Research and Development Expenses

The decrease in research and development expenses in the three and nine months ended December 26, 2004 as compared to the corresponding periods of the previous fiscal year mostly reflected reduced salary expense as a result of cost reduction actions.  The decrease in research and development expenses as a percentage of revenue reflected lower expenses.

Storage Systems Research and Development Expenses

The change in research and development expenses in the three and nine months ended December 26, 2004 as compared to the corresponding periods of the previous fiscal year mostly reflected reduced salary expense as a result of cost reduction actions. The decrease in research and development expenses as a percentage of revenue reflected lower expenses and higher Storage Systems revenue.

Sales and Marketing Expenses

(In thousands)	Three Months Ended
	December 26, 2004	% of Segment Revenue	December 28, 2003	% of Segment Revenue	Increase/ (decrease)	Change as a % of Segment Revenue

Tape Drive	$6,499	5.5%	$9,152	6.8%	$(2,653)	-1.3%
Storage Systems	13,594	16.3%	15,011	21.1%	(1,417)	-4.8%

Total	$20,093	10.0%	$24,163	11.8%	$(4,070)	-1.8%

29

(In thousands)	Nine Months Ended
	December 26, 2004	% of Segment Revenue	December 28, 2003	% of Segment Revenue	Increase/ (decrease)	Change as a % of Segment Revenue

Tape Drive	$22,834	6.9%	$28,004	7.0%	$(5,170)	-0.1%
Storage Systems	41,677	18.7%	45,131	22.4%	(3,454)	-3.7%

Total	$64,511	11.6%	$73,135	12.1%	$(8,624)	-0.5%

Tape Drive Sales and Marketing Expenses

The decrease in sales and marketing expenses in the three and nine months ended December 26, 2004 as compared to the corresponding periods of the previous fiscal year mainly reflected lower salary expense as a result of cost reduction actions.  The decreases in sales and marketing expenses as a percentage of revenue reflected lower revenue with a proportionally larger reduction in sales and marketing expenses.

Storage Systems Sales and Marketing Expenses

The decrease in sales and marketing expenses in the three and nine months ended December 26, 2004 as compared to the corresponding periods of the previous fiscal year reflected lower spending on marketing programs as a result of cost reduction actions.  The decrease in sales and marketing expenses as a percentage of revenue also reflected higher revenue.

General and Administrative Expenses

(In thousands)	Three Months Ended
	December 26, 2004	% of Segment Revenue	December 28, 2003	% of Segment Revenue	Increase/ (decrease)	Change as a % of Segment Revenue

Tape Drive	$8,927	7.6%	$8,279	6.2%	$648	1.4%
Storage Systems	4,408	5.3%	5,112	7.2%	(704)	-1.9%

Total	$13,335	6.6%	$13,391	6.5%	$(56)	0.1%

(In thousands)	Nine Months Ended
	December 26, 2004	% of Segment Revenue	December 28, 2003	% of Segment Revenue	Increase/ (decrease)	Change as a % of Segment Revenue

Tape Drive	$23,714	7.2%	$25,656	6.4%	$(1,942)	0.8%
Storage Systems	12,827	5.8%	14,857	7.4%	(2,030)	-1.6%

Total	$36,541	6.6%	$40,513	6.7%	$(3,972)	-0.1%

Tape Drive General and Administrative Expenses

The increase in general and administrative expenses in the three months ended December 26, 2004 as compared to the corresponding period of the previous fiscal year reflected increased legal expenses and the cost of implementing Sarbanes-Oxley requirements, largely offset by the impact of cost reduction actions which included reduced headcount.  The decrease in general and administrative expenses in the nine months ended December 26, 2004 as compared to the corresponding period of the previous fiscal year reflected cumulative impact of cost reduction actions partially offset by increased legal expenses and the cost of implementing Sarbanes-Oxley requirements in the third quarter of fiscal 2005.  The increase in general and administrative expenses as a percentage of revenue reflected primarily lower revenue.

Storage Systems General and Administrative Expenses

The decrease in general and administrative expenses in the three and nine months ended December 26, 2004 as compared to the corresponding periods of the previous fiscal year resulted from the impact of cost reduction actions which included reduced headcount.  The decrease in general and administrative expenses as a percentage of revenue reflected higher revenue and lower expenses.

Special Charges

The steps we have taken to return to profitability and right-size our company following our decline in revenue and the sale of the HDD business have resulted in numerous special charges.  Special charges included the cost of major restructuring steps such as the outsourcing of certain functions and consolidation of many functions within the company.  Substantial steps have been completed as of December 26, 2004, and the associated costs have been recorded.  Until we achieve sustained profitability, we expect to incur additional charges in the future related to additional cost reduction steps and if estimated costs associated with vacant facilities and other restructured activities are higher than estimated.  The costs that we will incur associated with future cost reduction activities are not estimable at this time.

The following two tables show the special charges for the nine months ended December 26, 2004 and the estimated timing of future payouts for cost reduction plans (for a discussion of our special charge activity in prior years, refer to Note 6 in our Annual Report on Form 10-K for the year ended March 31, 2004):

(In thousands)	Severance Costs	Facilities	Other	Total
Balance at March 31, 2004	$2,617	$4,647	$--	$7,264
Tape Drive special charges	2,958	--	--	2,958
Storage Systems special charges	2,537	855	60	3,452
Cash payments	(3,891)	(910)	(60)	(4,861)
Non-cash charges	(29)	--	--	(29)

Balance at June 27, 2004	$4,192	$4,592	$--	$8,784
Tape Drive special charges	2,603	--	--	2,603
Storage Systems special charges	718	--	--	718
Cash payments	(1,993)	(755)	--	(2,748)
Reclassification from accrued liabilities	234	--	--	234
Special charge reversal	(100)	(45)	--	(145)

Balance at September 26, 2004	$5,654	$3,792	$--	$9,446
Tape Drive special charges	763	--	--	763
Storage Systems special charges	73	1,128	--	1,201
Cash payments	(1,212)	(593)	--	(1,805)
Reclassification from accrued liabilities	153	284	--	437
Special charge reversal	(1,080)	(243)	--	(1,323)

Balance at December 26, 2004	$4,351	$4,368	$--	$8,719

Estimated timing of future payouts:
Fiscal Year 2005	$2,454	$477	$--	$2,931
Fiscal Year 2006 to 2008	1,897	3,891	--	5,788

	$4,351	$4,368	$--	$8,719

In the three months remaining in fiscal year 2005 as compared to the corresponding period in fiscal year 2004, we expect to realize approximately $15 million of annualized cost savings from various restructuring programs that occurred in the nine months ended December 26, 2004.   Of this $15 million, approximately $1 million of the savings is expected to reflect reduced cost of revenue and the remaining savings reflect reduced operating expenses.  The anticipated savings result primarily from employee headcount reductions and reduced facility costs. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

For more information regarding Special Charges, refer to Note 5 “Special Charges” to the Condensed Consolidated Financial Statements.

Amortization of Intangible Assets

The following table details intangibles asset amortization expense by classification within our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended
			Increase /
	December 26, 2004	December 28, 2003	(decrease)

Cost of revenue	$3,044	$2,974	$70
Research and development	400	430	(30)
Sales and marketing	878	874	4
General and administrative	132	125	7

	$4,454	$4,403	$51

(In thousands)	Nine Months Ended
			Increase /
	December 26, 2004	December 28, 2003	(decrease)

Cost of revenue	$8,994	$8,922	$72
Research and development	1,196	1,283	(87)
Sales and marketing	2,627	3,502	(875)
General and administrative	382	377	5

	$13,199	$14,084	$(885)

For further information regarding amortization of intangible assets, refer to Note 4 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Interest and Other Income, net

(In thousands)	Three Months Ended		Nine Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003

Interest and other income	$2,387	$527	$6,501	$5,573
Interest expense	(2,755)	(2,893)	(8,306)	(14,447)

	$(368)	$(2,366)	$(1,805)	$(8,874)

Loss on debt extinguishment	$--	$--	$--	$(2,565)

The increase in interest income and other, net, in the three and nine months ended December 26, 2004 as compared to the corresponding periods of the prior year was mainly due to the gain on sales of an equity investment for $1.2 million during the second quarter of fiscal year 2005 and higher interest rates earned on our short-term investments during the third quarter of fiscal year 2005, partially offset by a lower interest income as a result of reduced interest payments from Maxtor.

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

The tax benefit recorded for the three months ended December 26, 2004 was $11.9 million compared to the tax expense recorded for the three months ended December 28, 2003 of $2.7 million.  The current quarter’s tax benefit reflects the provision of local foreign income taxes, state taxes, and $3.5 million for the U.S. tax associated with our decision to pay a dividend from foreign subsidiaries as provided for in the recently enacted Homeland Reinvestment Act, offset by a reduction in a contingent tax accrual of $15.6 million.  The reduction in the contingent tax accrual related to the execution of a Settlement Agreement with Maxtor Corporation on December 23, 2004 as well as the resolution of the Internal Revenue Service’s audit of our fiscal years ending March 31, 1997, 1998, and 1999.  The decision to repatriate foreign earnings was primarily based upon the significant cash requirements of the Certance acquisition. The tax expense for the prior year reflected local foreign income taxes, state taxes, as well as foreign withholding taxes.

The tax benefit recorded for the nine months ended December 26, 2004 was $8.7 million compared to the tax expense recorded for the nine months ended December 28, 2003 of $29.9 million.  The current period’s tax benefit reflects local foreign income taxes, withholding taxes, state taxes, and $3.5 million for the U.S. tax associated with our decision to pay a dividend from foreign subsidiaries as provided for in the recently enacted Homeland Reinvestment Act, offset by a reduction in a contingent tax accrual of $15.6 million.  The reduction in the contingent tax accrual relates to the execution of a Settlement Agreement with Maxtor Corporation on December 23, 2004 as well as the resolution of the Internal Revenue Service’s audit of our fiscal years ending March 31, 1997, 1998, and 1999. The decision to repatriate foreign earnings was primarily based upon the significant cash requirements of the Certance acquisition.  The decision to repatriate foreign earnings was primarily based upon the significant cash requirements of the Certance acquisition.

The Settlement Agreement with Maxtor was executed on December 23, 2004, and included a Mutual General Release and Global Settlement Agreement with Maxtor Corporation, the corporation to which Quantum sold its former hard disk drive business on March 30, 2001.  Under the Settlement Agreement, Quantum and Maxtor:

(a)

Settled, released and discharged each other from liability with respect to certain currently outstanding claims that the parties have against each other, and which the parties may have against each other in the future, arising out of or related to the disposition of the hard disk drive business to Maxtor, including claims related to the Tax Sharing and Indemnity Agreement,

(b)

Agreed that Quantum would be entitled to any refunds and be responsible for any deficiency with respect to the resolution of the Internal Revenue Service’s audits of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999,

(c)

Agreed upon Quantum’s and Maxtor’s joint control of and equal payment of fees and costs associated with the Internal Revenue Service’s audit of Quantum for the fiscal years ending March 31, 2000 through and including March 31, 2002, and

(d)	Amended certain provisions of the Tax Sharing Agreement, including:
•

Section 1 of the Tax Sharing Agreement provided for the sharing of the tax liabilities of the hard disk drive business acquired by Maxtor and the business retained by Quantum for periods prior to April 2, 2001.  Quantum and Maxtor have disputed the operation of this section.  Under the Settlement Agreement all claims arising under this section are released and the section is terminated in its entirety.

•

Section 3(a) of the Tax Sharing Agreement provided for Maxtor’s indemnity of Quantum for various taxes attributable to periods prior to April 2, 2001.  Under the Tax Sharing Agreement, this indemnity obligation was limited to the sum of $142,000,000 plus 50% of the excess over $142,000,000.  Under the Settlement Agreement, Maxtor’s remaining tax indemnity liability under section 3(a) for all tax claims is limited to $8,760,000 (except that the amount may be increased in circumstances considered remote that relate to the IRS audit of Quantum for the fiscal years ending March 31, 1997 through and including March 31, 1999).

The prior year provision reflected a $21.3 million charge to provide a valuation allowance against our net deferred tax assets. The tax expense for the periods prior to the second quarter of fiscal year 2005 reflected foreign withholding taxes, in addition to local foreign income taxes and state taxes.    The new Japan-US treaty became effective on July 1, 2004, the beginning of the Company’s second quarter of fiscal year 2005, and eliminated withholding taxes on royalty income.  As a result, our income tax expense has decreased significantly in the second and third quarter of fiscal year 2005.

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

Quantum has provided adequate amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S., states, and foreign jurisdictions.  If events occur that indicate payments of these amounts will be less than estimated, then reversals of these liabilities would create tax benefits being recognized in the periods when we determine the liabilities have reduced.  Conversely, if events occur which indicate that payments of these amounts will be greater than estimated, then tax charges and additional liabilities would be recorded.  In particular, various foreign jurisdictions could challenge the characterization or transfer pricing of certain intercompany transactions.  In the event of an unfavorable outcome of such challenge, there exists the possibility of a material tax charge and adverse impact on the results of operations in the period in which the matter is resolved or an unfavorable outcome becomes probable and estimable.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 16 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for Nine Months Ended
(In thousands)	December 26, 2004	December 28, 2003
Cash and cash equivalents	$261,862	$219,930
Short-term investments	$27,825	$35,047
Days sales outstanding (DSO)	50.5	54.9
Inventory turns	11.7	10.2

Net cash provided by (used in) operating activities	$21,369	$(12,886)
Net cash provided by investing activities	$23,166	$44,523
Net cash provided by (used in) financing activities	$2,720	$(33,441)

Net cash provided by or (used in) operating activities:

Net cash provided by or used in operating activities had two primary sources or uses:

•	Income (loss) from operations adjusted for non cash items
•	Changes in the assets and the liabilities that constitute working capital, including accounts receivable, inventory, accounts payable, other assets, and other liabilities.

(In thousands)	Nine Months Ended		Change
	December 26, 2004	December 28, 2003
Cash provided by (used in):
Loss from operations	$(47)	$(53,930)	$53,883
Non-cash income statement items:
Depreciation and amortization	30,535	38,407	(7,872)
Compensation related to stock incentive plans	711	409	302
Deferred income taxes	(20)	21,279	(21,299)
Impairment of former manufacturing facility	--	2,335	(2,335)

Subtotal	31,179	8,500	22,679

Changes in assets and liabilities	(9,810)	(21,386)	11,576

Net cash provided by (used in) operating activities	$21,369	$(12,886)	$34,255

Cash used in paying down accounts payable was lower in the nine months ended December 26, 2004 than in the nine months ended December 28, 2003, reflecting the impact of lower levels of operating expenses, which in turn result in lower accounts payable associated with these expenses. Cash provided by accounts receivable was lower in the nine months ended December 26, 2004 than in the nine months ended December 28, 2003, primarily due to lower revenue levels. The improvement to DSO resulted from a combination of the negotiation of shorter payment terms from certain business partners and our focus on accounts receivable cash collections.

Net cash provided by investing activities:

Cash provided by investing activities during the nine months ended December 26, 2004 included the following:

•	net sale of short-term investments
•	purchases of property and equipment
•	proceeds from sale of Malaysian facility
•	proceeds from sale of equity investment.

Cash used in investing activities during the nine months ended December 28, 2003 was primarily from net purchases of short-term investments and our purchases of property and equipment.

Net cash provided by or (used in) financing activities:

Cash used in the financing activities of operations in the nine months ended December 26, 2004 related to proceeds from the exercise of employee stock options and employee stock purchase plan, partially offset by the principal payments on short-term debt.

Cash provided by the financing activities operations in the nine months ended December 28, 2003 included the following:

•	receipt of payment on receivable from Maxtor Corporation
•	settlement of 7% convertible subordinated notes
•	issuance of 4.375% convertible subordinated notes, net of commissions and expense
•	proceeds from the exercise of employee stock options and employee stock purchase plan.

Credit lines

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100.0 million revolving credit line and a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity through March 2006 and adjusted several covenant requirements.  As of December 26, 2004, $91.1 million of this revolving credit line was committed to standby letters of credit, of which $50.0 million secured our obligation to the lessor under our synthetic lease (see below and Note 13 “Commitments and Contingencies”).

In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition.  The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The synthetic lease was amended  to reduce the letter of credit obligation to the lessor under the synthetic lease from $50 million to $37.5 million and to adjust covenant requirements.  As of January 5, 2005, $78.6 million of the revolving credit line was committed to standby letters of credit.

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we were required to satisfy as a condition of the credit line. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of December 26, 2004, we were in compliance with all of the credit line covenants.

Off Balance Sheet Arrangements - Synthetic Lease Commitment

As described in Note 13 “Commitments and Contingencies,” we have a synthetic lease commitment accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases, which required us to maintain specified financial and reporting covenants. We originally entered into this agreement in August 1997 and renegotiated its terms in December 2002, March 2004, and January 2005. There is a cross default provision between this facility and the credit line facility (refer to Note 9 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt”) such that a default on one facility constitutes a default on the other facility. As described in greater detail in Note 13 “Commitments and Contingencies,” at the end of the term of the lease we must either renew the lease, purchase the facility for the stipulated sales price of approximately $50.0 million, or find a third party to purchase the facility (in a third party sale we would guarantee any shortfall below the stipulated sales price up to a maximum amount of $43.9 million payable by us).

General Outlook

Although revenue declined and we were unprofitable in the first nine months of fiscal year 2005, we made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue, reducing costs, and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities.  Following the completion of the Certance acquisition on January 5, 2005, this focus on improving our operating performance will include the integration and cost structure of the combined company.

On January 5, 2005, we acquired Certance Holdings and its subsidiaries (“Certance”) for $60 million, a privately held company headquartered in Costa Mesa, California. Certance is a supplier of tape backup drives and data protection solutions. Under the terms of the acquisition, the total consideration payable by us upon acquisition was approximately $60 million, of which approximately $36 million was paid upon acquisition closing and approximately $18 million will be paid on or before the four month anniversary of the closing date.  In addition, $5.8 million will be held back and retained by us and subsequently deposited into escrow on the eight month anniversary of the closing date, as security for certain indemnity obligations of the Certance equityholders under the Agreement.  Certance will continue as a wholly-owned subsidiary of the Company.

We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain operations for the next 12 months. This belief is generally dependent upon our ability to maintain revenue around or above current levels, to maintain or improve gross margins, and to reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any significant cash payments other than for completing the Certance acquisition or otherwise be impacted by restrictions of available cash associated with our existing letters of credit, our credit facility or our synthetic lease.  Should any of the above beliefs prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

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

Any lack of renewal, or waiver or amendment, if needed, could result in the credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our secured senior credit facility, this would mean the loss of our remaining standby letters of credit totaling $78.6 million.  In the case of our synthetic lease, this would mean the acceleration of our obligation to purchase the leased facilities for the stipulated sales price of $50.0 million. This may result in our having to immediately purchase the land and buildings underlying the lease for cash or find a third party to purchase them, potentially at a substantial discount to their appraised value. Quantum would guarantee any shortfall below the $50.0 million stipulated

36

sales price up to a maximum of $43.9 million payable by us. Any requirement to pay off either or both of these two items would substantially restrict or reduce cash available to us.

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

Capital Resources

On July 30, 2003, we issued 4.375% convertible subordinated notes in aggregate principal amount of $160 million due in 2010, in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008. We received net proceeds from the notes of $155.2 million after deducting commissions and expenses. We used the net proceeds from the sale of these notes, plus cash received from Maxtor for their responsibility to us for a one-third portion of the debt and a portion of our available cash, to redeem our $287.5 million 7% convertible subordinated notes due 2004. The portion of our available cash used in the redemption was $37 million.

The purchase agreement for the acquisition of M4 Data in April 2001 included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which will result in additional debentures being issued. We expect that debentures issued in the future under the earn out provisions of the acquisition agreement will be approximately $2 million.

As of December 26, 2004, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the nine months ended December 26, 2004. Our ability to repurchase common stock was restricted under our credit facilities.

The table below summarizes our commitments as of December 26, 2004:

(In thousands)	< 1 year	1 year and < 2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt	$--	$--	$--	$160,000	$160,000
Inventory purchase commitment	36,292	--	--	--	36,292
Operating lease-Colorado facility-
- contingent obligation (1)	--	--	--	50,000	50,000
Other operating leases	3,691	8,913	7,033	22,408	42,045

Total contractual cash obligations	$39,983	$8,913	$7,033	$232,408	$288,337

(1) Appraised value of the facility, the collateral that would be used to satisfy the contingent obligation, was estimated at $50 million.

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

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in the first nine months of fiscal year 2005 represented 51% of total revenue. This sales concentration does not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of our tape drives incorporated into tape libraries sold to our top five customers by our customers. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

The merger of Hewlett-Packard and Compaq during calendar year 2002 significantly increased the concentration of our sales and dependency on a single customer. In the first nine months of fiscal year 2005 approximately 23% of our revenue was derived from this merged entity, and, therefore, we could be materially and adversely affected if Hewlett-Packard were to experience a significant decline in storage revenue whether due to customer loss or otherwise. There is an additional risk since the combined entity markets and manufactures its own competing linear tape open, or LTO, brand of tape drive and media. Hewlett-Packard markets both the LTO and Super DLTtape® platforms, whereas Compaq had exclusively marketed Super DLTtape® for tape backup and archiving. To the extent that the combined Hewlett-Packard and Compaq entity significantly reduces its purchases of DLTtape® and Super DLTtape® products in favor of its own LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

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

For example, the qualification of out latest Super DLTtape® drive, the SDLT600, has progressed slower than we had anticipated. If we are not successful in completing the qualification of the SDLT600 and then ramping sales to our key customers, our revenue and results of operations would be adversely impacted.

We have experienced a downward trend in tape media and tape royalty revenues, primarily caused by year-over-year declines in tape media unit sales and media prices, which has had a negative effect on our profits and cash flow. If this trend were to continue or worsen, our business, financial condition and operating results may be even further materially and adversely affected.

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

In January 2005, we acquired Certance, and the failure to successfully integrate this acquisition could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and expect in the future to make acquisitions, or significant investments in, complementary companies, products or technologies. For instance,in January 2005, we acquired Certance.  If we fail to successfully integrate this acquisition, it could harm our business, financial condition and operating results.  Risks that we may face in our efforts to integrate Certance, or any future acquisitions include, among others:

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

Certance, which was acquired on January 5, 2005, is subject to legal disputes that following the acquisition could impact Quantum.  Though Quantum is entitled to indemnification for these matters from third parties, failure of these parties to perform their obligations could materially and adversely impact our business, financial condition and results of operations.

On April 30, 2004, Certance was sued for alleged violations of the Illinois Consumer Fraud and Deceptive Practices Act and for unjust enrichment. The lawsuit was brought in the Circuit Court, Third Judicial Circuit, Madison County, Illinois. The complaint sought to certify the action as appropriate for class treatment by certifying a class of all purchasers of tape drive systems such as those alleged by the complaint. At this time it is unclear which device the plaintiff acquired or the size of any putative class. The relief sought includes damages, currently unspecified, equitable relief, including the return of any monies wrongfully obtained, and attorneys' fees and costs. Management believes the action against Certance LLC lacks merit and intends to defend the complaint and any effort to certify the action for class treatment vigorously. A motion to refer the action to mandatory and binding arbitration was granted by the court in January 2005.  In connection with Quantum’s acquisition of Certance, the seller has agreed to assume the defense and indemnify Quantum with respect to this litigation, up to the indemnification cap specified in the merger agreement.

Exabyte Corporation filed a complaint against Certance for patent infringement with the United States District Court for the District of Colorado on October 5, 2004. The complaint asserts that Certance’s tape storage units, including the DAT 72 drives, infringe an Exabyte patent.  Exabyte also alleges inducement and contributory infringement. Certance is in the process of assessing Exabyte's claims and has tendered the action to Matsushita Kotobuki Electronics, Ltd. ("MKE") for MKE's defense and indemnification under certain agreements that Certance has with MKE. MKE has formally assumed the defense and indemnification of this claim.

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

40
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

We compete with companies that develop, manufacture, market and sell tape drive and tape automation products. Our principal competitors include Hewlett-Packard, IBM, Sony, Advanced Digital Information Corporation (“ADIC”), Overland Data Inc. and StorageTek. These competitors are aggressively trying to advance and develop new technologies to compete more successfully with products based on DLTtape® and Super DLTtape® technology. Hewlett-Packard, IBM and Certance (U.S.) Holdings (or Certance, formerly known as Seagate Technology (U.S.) Holdings) formed a consortium to develop and have developed LTO products. These products target the high-capacity data backup market and compete with our products based on Super DLTtape® technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtape® drives and media. The lower demand resulting from the adverse economic conditions experienced in fiscal years 2002 and 2003 had resulted in lower demand in the tape drive and tape automation markets in general, which has also resulted in increased ongoing price competition even as economic conditions have improved. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive and tape automation markets with greater resources and a potentially greater market reach with a product that competes directly with our Super DLTtape® drives and Super DLTtape® media. These factors, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

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

We have taken considerable steps towards reducing our cost structure and anticipate taking further cost reduction actions. The steps we have taken and anticipate taking may not reduce our cost structure to a level appropriate in relation to our future sales and therefore these anticipated cost reductions may be inadequate compared to our future sales.

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

We have made and may continue to make significant changes to our infrastructure and management, including consolidating or eliminating systems and functions and reducing the number of employees supporting functions. If we do not manage the changes that we implement successfully, our business could be disrupted, and that could adversely impact our results of operations and financial condition.

Managing change will be an important focus for us.  The success of our efforts will depend on, among other things, how well we address issues that arise during the process of changing systems and functions and adapt business processes and software to the requirements of our organization. If we are unable to successfully manage the changes that we implement, it could disrupt our business and adversely impact our results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 182 United States patents and have 141 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

We are exposed to general economic conditions that have continued to result in significantly reduced sales levels and significant operating losses.  If we experience adverse economic conditions, our business, financial condition and operating results could be further adversely and materially impacted.

If we experience adverse economic conditions in the United States and throughout the world economy, our business, operating results, and financial condition could be further adversely and materially impacted. We took actions in fiscal year 2002 through the first nine months of fiscal year 2005 to reduce our cost of sales and operating expenses in order to address these adverse conditions.  A prolonged continuation or worsening of sales trends would require us to take additional actions to further reduce our cost of sales and operating expenses in subsequent quarters in order to align these costs with reduced revenue. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment.  If we are required to undertake further expense reductions, we may incur significant additional incremental special charges associated with such expense reductions that are disproportionate to sales, thereby materially and adversely affecting our business, financial condition and operating results.

We have incurred significant losses over the last few years. If we remain unprofitable and are unable to generate positive cash flow from operating activities, our ability to service our debt and fund our other business requirements, as well as obtain additional capital in the future, could be jeopardized and our business could suffer.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions, research and development and other general corporate needs will depend upon our future financial performance.  Our future financial performance will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If our losses from operations were to persist at current levels or worsen, we may not have sufficient cash resources to service our debt and maintain access to our credit facilities. We cannot provide assurance that we will generate sufficient cash flow from operations, or that future borrowings or equity financing will be available on commercially reasonable terms or at all, or available in an amount sufficient to enable us to pay our debt or fund other liquidity needs. If we are unable to generate sufficient cash flow and/or are unable to service our outstanding debt obligations, we may have to reduce or delay capital expenditures planned for replacements, improvements and expansions, and/or sell assets, thereby affecting our ability to remain competitive and adversely affecting our business.

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

We have invested, and will continue to invest, in the development, promotion and sale of storage solutions. Operating expenses associated with Storage Systems revenue are comparatively high, resulting in losses and cash consumption out of proportion to the revenue generated by the group when compared to our Tape Drive business. Therefore, we will need to generate significant revenues from Storage Systems, including service and product support revenues, or significantly reduce our related operating expenses for the group in order to make Storage Systems profitable. We cannot provide assurance that Storage Systems will ever produce operating income or will ever generate positive cash flow, and, if we are unable to do so, these losses could negatively impact our business, financial condition and operating results.

Goodwill and intangible assets used in Storage Systems have been reviewed at least annually for possible impairment since the adoption on April 1, 2002 of SFAS No. 142 Goodwill and Other Intangible Assets. Although we incurred no goodwill impairment in fiscal year 2004 or the first nine months of fiscal year 2005, the impairment tests conducted relative to goodwill resulted in a $94.3 million charge upon the adoption of SFAS No. 142 in the first quarter of fiscal year 2003 and a $58.7 million impairment charge in the second quarter of fiscal year 2003. These reviews of goodwill were based on projections of undiscounted and discounted net cash flows from Storage Systems compared to the carrying value of goodwill. The financial projections involved significant estimates with inherent uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid future impairment charges. As a result, in the future, we may incur additional impairment charges related to Storage Systems, which could have a materially adverse impact on the results of our operations or our financial condition.  Although we have not incurred impairment charges associated with our other intangible assets, we have substantial intangible asset balances, which are subject to the same risks and uncertainties related to goodwill.

Some of our production processes and materials are environmentally sensitive, and new environmental regulation could lead to increased costs, or otherwise adversely affect our business, financial condition and results of operations.

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of chemicals, gases and other hazardous substances used in our manufacturing processes, air emissions, waste waster discharges, waste disposal, as well as the investigation and remediation of soil and ground water contamination.  A recent directive in the European Union imposes a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment.  Additional European legislation will ban the use of lead and some flame retardants in electronic components beginning in July 2006.  We are in the process of implementing procedures to comply with this new legislation.  However, this legislation may adversely affect our manufacturing costs or product sales by requiring us to acquire costly equipment or materials, or to incur other significant expenses in adapting our manufacturing processes or waste and emission disposal processes.     Furthermore, environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition and results of operations.

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

In prior year periods, we violated certain financial covenants under our credit agreement and synthetic lease and received waivers or amendments for such violations. If in the future we violate financial covenants, it could materially and adversely impact our financial condition and liquidity.

In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition.  The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  As of January 5, 2005, $78.6 million of the revolving credit line was committed to standby letters of credit.

If our operating results do not improve in the future and we violate any financial or reporting covenant in our credit agreement and receive a notice of default letter from our bank group, our credit line could become unavailable, and any amounts outstanding could become immediately due and payable. If we were unsuccessful in securing a waiver of such violation or an amendment to our credit agreement, we might have to restrict $78.6 million of our cash to cover the outstanding standby letters of credit issued under the credit agreement. This would have a material and adverse impact on our liquidity.

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

Furthermore, the main supplier of recording heads for our products is located in China. Political instability, trade restrictions, changes in tariff or freight rates, or currency fluctuations in China could result in increased costs and delays in shipment of our products and could materially and adversely impact our business, financial condition and operating results.

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

Under a tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of the Hard Disk Drive group, Maxtor has agreed to assume limited responsibility for payments related to certain taxes, penalties, and interest resulting from the conduct of business by the Quantum Tape Drive and Storage Systems group for all periods before our issuance of tracking stock and the conduct of the Quantum Hard Disk Drive group for all periods before the disposition of the Hard Disk Drive group to Maxtor. If audit adjustments are successfully asserted with respect to such conduct, and if Maxtor fails to indemnify us under this obligation or is not able to pay the reimbursement in full, we would nevertheless be obligated, as the taxpayer, to pay the tax. As a result, we could experience a material adverse effect on our business, financial condition and operating results.

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

In addition to customary exclusions from its coverage, the tax opinion insurance policy does not cover any federal or state tax payable by us if the disposition becomes taxable to us as a result of a change in relevant tax law.  We could incur uninsured tax liability, which could materially and adversely affect our business, financial condition and results of operations.

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

If the future outcomes related to the estimates used in recording tax liabilities to various taxing authorities result in higher tax liabilities than estimated, then we would have to record tax charges, which could be material.

We have provided amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S., states, and foreign jurisdictions.  If events occur that indicate payments of these amounts will be less than estimated, then reversals of these liabilities would create tax benefits being recognized in the periods when we determine the liabilities have reduced.  Conversely, if events occur which indicate that payments of these amounts will be greater than estimated, than tax charges and additional liabilities would be recorded.  In particular, various foreign jurisdictions could challenge the characterization or transfer pricing of certain intercompany transactions.  In the event of an unfavorable outcome of such challenge, there exists the possibility of a material tax charge and adverse impact on the results of operations in the period in which the matter is resolved or an unfavorable outcome becomes probable and estimable.

Our stock price could become more volatile if certain institutional investors were to increase or decrease the number of shares they own. In addition, there are other factors and events that could affect the trading prices of our common stock.

Three institutional investors own approximately 51% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the Quantum DLT® and Storage Systems shares they currently own, that may cause our stock price to be more volatile.  For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity.  In these situations, selling pressure outweighs buying demand and our stock price has declined.

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

We are exposed to fluctuations in foreign currency exchange rates, and an adverse change in foreign currency exchange rates relative to our position in such currencies could have a materially adverse impact on our business, financial condition and results of operations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

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

As of January 2005, our senior credit facilities are comprised of a $145.0 million revolving line of credit expiring in March 2006 and a synthetic lease expiring in December 2007. The obligations under the revolving credit line and synthetic lease bear interest at either London interbank offered rate with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. Our outstanding convertible bond was for $160.0 million due 2010 and has a fixed interest rate of 4.375% paid semi-annually in February and August. (refer to Note 9 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt” to the Condensed Consolidated Financial Statements).

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

Item 4.    Controls and Procedures

(a)

Evaluation of disclosure controls and procedure.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Quantum, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Quantum's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls.  There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

QUANTUM CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal proceedings
The information contained in Note 12 to the Condensed Consolidated Financial Statements is incorporated into this Part II, Item 1 by reference.

Item 2.	Unregistered sales of equity securities and use of proceeds
None.

Item 3.	Defaults upon senior securities
None.

Item 4.	Submission of matters to a vote of security holders
None.

Item 5.	Other information

Quantum’s independent auditor, Ernst & Young LLP ("E&Y"), has recently advised the Audit Committee of Quantum’s Board of Directors that certain corporate secretarial services performed for Quantum subsidiaries by E&Y affiliates in Singapore have raised questions regarding E&Y’s independence with respect to its performance of audit services.  These services are not permitted under the auditor independence rules. E&Y has informed the Company and its Audit Committee that it has concluded that the services performed have not impaired its independence with respect to performance of its audit services.  The Company and its Audit Committee have considered the impact the providing of these services may have had on Ernst & Young’s independence with respect to the Company and concluded there has been no impairment of Ernst & Young’s independence. The fees over the period the services were provided (April 2001 through December 2004) totaled approximately $7,000. The services have been discontinued.

Item 6.	Exhibits and reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated By-laws of Registrant, as amended

3.3(3)	Certificate of Amendment of Amended and Restated Bylaws of Registrant, effective September 2, 2004

4.1(4)	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

4.2(5)	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002

4.3(5)	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management

10.1(6)	Indenture, dated as of July 30, 2003, between the Registrant and U.S. Bank National Association, related to Registrant’s convertible debt securities

51

10.2(7)

Agreement and Plan of Merger, dated as of October 20, 2004, among Registrant, Certance Holdings, an exempted company organized under the laws of the Cayman Islands, New SAC, an exempted company organized under the laws of the Cayman Islands and the principal stockholder of Certance, and Quartz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant

10.3(8)	Employee Stock Purchase Plan (as amended November 17, 2004)

10.4	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant

24	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002
--------------
1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001.
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 28, 2000.
3.	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for quarterly period ended September 26, 2004 filed with the Securities and Exchange Commission on November 3, 2004.
4.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
5.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002.
6.	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 2003.
7.	Incorporated by reference to Registrant’s Form 8-K filed on October 25, 2004.
8.	Incorporated by reference to Registrant’s Form 8-K filed on November 18, 2004.

(b)	Reports on Form 8-K
The Company filed the following Current Reports on Form 8-K during the quarterly period ended December 26, 2004:

On October 20, 2004, Quantum Corporation filed a Current Report on Form 8-K to report its preliminary operating results for the second quarter of fiscal year 2005.

On October 25, 2004, Quantum Corporation filed a Current Report on Form 8-K to report its entry into a Merger Agreement with Certance Holdings.

On November 18, 2004, Quantum Corporation filed a Current Report on Form 8-K to report an amendment to its Employee Stock Purchase Plan.

On December 23, 2004, Quantum Corporation filed a Current Report on Form 8-K to report the departure of one of its Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUANTUM CORPORATION
(Registrant)

Date: February 2, 2005	By:	/s/ Edward J. Hayes, Jr.
Edward J. Hayes, Jr. Executive Vice President, Finance and Chief Financial Officer

QUANTUM CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated By-laws of Registrant, as amended

3.3(3)	Certificate of Amendment of Amended and Restated Bylaws of Registrant, effective September 2, 2004

4.1(4)	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank

4.2(5)	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002

4.3(5)	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management

10.1(6)	Indenture, dated as of July 30, 2003, between the Registrant and U.S. Bank National Association, related to Registrant’s convertible debt securities

10.2(7)

Agreement and Plan of Merger, dated as of October 20, 2004, among Registrant, Certance Holdings, an exempted company organized under the laws of the Cayman Islands, New SAC, an exempted company organized under the laws of the Cayman Islands and the principal stockholder of Certance, and Quartz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant

10.3(8)	Employee Stock Purchase Plan (as amended November 17, 2004)

10.4	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant

24	Power of Attorney (see signature page)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002
--------------
1.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission on June 29, 2001.
2.	Incorporated by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission on June 28, 2000.
3.	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for quarterly period ended September 26, 2004 filed with the Securities and Exchange Commission on November 3, 2004.
4.	Incorporated by reference to Registrant’s Registration Statement on Form S-4, Amendment No.2, filed with the Securities and Exchange Commission on June 10, 1999.
5.	Incorporated by reference to Registrant’s Form 10-Q for the quarterly period ended September 29, 2002 filed with the Securities and Exchange Commission on November 13, 2002.
6.	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 2003.
7.	Incorporated by reference to Registrant’s Form 8-K filed on October 25, 2004.
8.	Incorporated by reference to Registrant’s Form 8-K filed on November 18, 2004.