Form 10-K
period 2005-03-31
QUANTUM CORP /DE/
filed 2005-06-08
CIK 709283

As filed with the Securities and Exchange Commission on June 8, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the Registrant was approximately $206.7 million on September 26, 2004, the last day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of the close of business on June 1, 2005, there were approximately 184.0 million shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 12, 2005, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectation that the current installed base of tape drives will result in continued demand for the tape media cartridges, (2) our expectation that media royalties will continue to be a significant source of our revenues, gross margins, operating income and cash flow, (3) our expectation that we will continue to invest in the research and development of new products; (4) our expectation that strong competition will result in price erosion in both segments of our business; (5) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (6) our expectation that we will incur charges over the next several quarters, including up to an aggregate of $7.7 million in cost reduction charges between fiscal year 2006 and fiscal year 2008, (7) our intention to pursue product introductions and feature enhancements in both the tape drive and automation segments in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs,  (8) our expectation that we will realize approximately $17 million of annualized cost savings from various restructurings that occurred in fiscal year 2005, (9) our expectation that any debentures that we issue after the date of this Annual Report on Form 10-K in connection with our acquisition of M4 Data will total approximately $1.5 million in principal amount, (10) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (10) our expectation that we will generate positive cash flow from operations for the full fiscal year ended March 31, 2006, (11) our expectation that we will take steps to further reduce our operating costs and incur additional future charges for restructurings; (13) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (14) our expectation that we will make additional acquisitions in the future, (15) our expectation that our future contractual payment obligations equal no more than approximately $51.8 million within one year, an additional $15.5 million between one and two years, an additional $64.3 million between two and three years and an additional $194.3 million more than three years after March 31, 2005, (16) our belief that our existing facilities are adequate to meet our business need through the next 12 months, and (17) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Risk Factors” elsewhere in this Annual Report on Form 10-K. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

ITEM I.                        Business

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, a global leader in storage, delivers highly reliable backup, recovery and archive solutions that meet demanding requirements for data integrity and availability with superior price/performance and comprehensive service and support. We offer customers of all sizes an unparalleled range of solutions, from leading tape drive and media technologies, autoloaders and libraries to disk-based backup systems. We are the world's largest volume supplier of both tape drives and tape automation and have pioneered the development of disk-based systems optimized for backup and recovery.

On January 5, 2005, we acquired all of the shares of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape backup drives and data protection solutions, for $60 million in cash paid to the Certance shareholders plus the direct costs of the acquisition.

Previously, we were also in the hard disk drive business, which operated as our Hard Disk Drive group (“HDD”). This business was acquired by Maxtor Corporation (“Maxtor”) on April 2, 2001.

Business Summary

We have two data storage business segments: the Tape Drive business and the Storage Systems business. Our Tape Drive business consists of tape drive and tape media cartridge product lines. Our Storage Systems business consists of tape automation systems and service and includes disk-based backup systems.

While continuing to develop and introduce new products in the storage market, we have also continued to take steps to reduce costs in order to return to profitability. In recent years, our business has experienced declining total revenues, lower gross margins, and operating losses. Some of the factors driving these trends included increased competition from other computer equipment manufacturers and the generally weak economic conditions that persisted between 2000 and 2002, and to a lesser extent in 2003 through 2005.  These factors resulted in generally lower prices and unit sales because of reduced customer spending on Information Technology (“IT”). Because of the long-term impact of these trends and the reduced corporate infrastructure that we required following the disposition of HDD to Maxtor at the beginning of fiscal year 2002, which represented a major corporate realignment for us, we have taken numerous cost reduction actions in recent years. Spending on IT has increased in recent quarters, and this has benefited our business. However, the overall impact of the negative trends has not been fully reversed or offset, and we incurred further costs for undertaking cost reduction steps and had operating losses in fiscal year 2005. The cost reduction steps we are taking are aimed at eventually returning us to profitability on a consistent basis.

Tape Drive business

In our Tape Drive business, we design, develop, license, service, and market tape drives, which include both value and performance drives, as well as tape media cartridges.  Our value drives, the DLT-V drives, are targeted at the “value” or “price sensitive” segment of the tape drive market. Our performance tape drives, DLT-S drives, are targeted at the “performance sensitive” segment of the tape drive market. We earn approximately 62% of our revenue by selling tape drives and the tape media cartridges used by tape drives.  Most of our media revenue comes from royalties paid to us by manufacturers who license our tape media cartridge technology.  Both DLTtape® and Super DLTtape® products are used to back up large amounts of data stored on network servers. DLTtape® and Super DLTtape® are based on our half-inch Digital Linear Tape technology that is used in mid-range UNIX and NT system backup and archive applications.

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

We receive a royalty on tape media cartridges sold by our licensees. We prefer that a substantial portion of our tape media cartridge sales occur through this license model because this minimizes our operational risks, asset investments and expenses and provides an efficient distribution channel. Currently, approximately 87% of our tape media cartridge unit sales occurred through this license model. We believe that the large installed base of tape drives and our licensing of tape media cartridges are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, operating income and cash flow, and this trend is expected to continue.

We outsourced substantially all of our tape drive products to Jabil Circuit Inc. (“Jabil”) commencing in fiscal year 2003 under an agreement dated August 29, 2002. However, since our acquisition of Certance on January 5, 2005, we manufacture some of our tape drives and head assemblies for those products in our facility in Penang, Malaysia.

As a result of the Certance acquisition, we acquired tape drive and media products based on the following technologies: Linear Tape Open (“LTO”) Ultrium, DAT/DDS, and Travan. In addition, we acquired Certance’s design and manufacturing capabilities related to recording heads used in tape drives.  LTO Ultrium technology solutions provide data protection for midrange through enterprise networks.  DAT/DDS products offer data protection for small to midsize business networks.  Travan products are designed to reliably and economically protect the data of mobile and home office users.  Certance media cartridges provide reliable backup, protection and storage for business-critical data protection requirements.

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

With the Certance acquisition we expanded our tape automation business by adding Certance’s complementary Autoloader DDS-4 and Autoloader DAT-72 automation products to our product portfolio.

Strategy Update

In fiscal year 2005, we continued our efforts of returning the company to profitability by further streamlining our organization, reducing our overall cost structure and improving our balance sheet.  We made progress in expanding our portfolio of products through investments in internal research & development as well as the strategic acquisition of Certance, which added the LTO product line and other tape and tape automation products to our offerings.  We continued to see strength in our Storage Systems business while our Tape Drive segment continued to experience revenue declines, mostly due to price compression and fewer units sold.

Operational Platform

We extended the progress we made in fiscal year 2004 in reducing our operating structure and streamlining our organization.  The prudent approach we have subscribed to in containing cost was most evident in operating expenses, where expenditures continued to decrease year over year despite the inclusion of Certance expenses to our results from January 5, 2005 to March 31, 2005.  We have also started integrating the Certance financial and operating systems into our operations as well as combining its personnel into our team, particularly on the sales and marketing sides.

New Products

In fiscal year 2005, Quantum introduced DLTIce, an extension of the DLTSageTM architecture, to provide customers WORM (Write Once, Read Many) archival functionality with a complete set of management tools.  We also expanded our offerings through the acquisition of Certance, becoming the world’s largest volume supplier of both tape drives and tape automation.

We broadened our ValueLoaderTM and SuperLoaderTM autoloader offerings with increased drive technology options and became the first tape automation vendor to offer customers a third-generation LTO Ultrium (LTO 3) tape drive technology within our M-Series midrange automation and PX720 enterprise automation platforms as well as within our autoloader platforms. We also continued to demonstrate leadership in virtual tape technology through our DX-Series Disk-based Backup platform. With the introduction of OptyonTM In-line Data Compression, we became the first and only open-systems virtual tape manufacturer to ship hardware-based compression technology.

Looking Forward

Our priorities will remain focused on a few key strategies.  We will continue to invest in the research and development of new products so that we can offer our customers the broadest offerings for their storage and archiving needs.  We will continue to focus on enhancing our sales capabilities through continuous refinement of our organizational structure and the addition of the Certance sales force, which will expand our sales outreach.  Lastly, we will remain vigilant in identifying opportunities that will improve our cost structure and provide for gross margins improvements.

Products

Our products include:

Tape Drive business:

Quantum’s Tape Drive business offers the broadest set of backup products representing all major tape technology segments – DLT®, LTO, DDS/DAT and Travan – for entry to enterprise work environments.  These technologies are offered by Quantum and through Original Equipment Manufacturers (“OEMs”) system and automation brands such as Dell, Hewlett-Packard, International Business Machines Corporation (“IBM”), Overland Storage Inc., Advanced Digital Information Corporation (“ADIC”), and StorageTek.

•	DLT® Technology

Quantum’s line of DLT tape drives has delivered competitive capacity and proven reliability for more than ten product generations.  The DLT Technology roadmap is designed to provide an ideal foundation for the future by delivering the combination of ultra-high capacity, network-optimized performance, and reliability that tomorrow's backup and archival environments will require.

DLT-S Series

The performance line of DLT products includes the SDLT 600 and the SDLT 320 drives.  These drives deliver compressed capacities from 320 GB to 600 GB and compressed transfer rates from 115 GB/hr to 259 GB/hr.

DLT-V Series

The value line of DLT products includes the DLT VS160 and the DLT VS80 drives.  With compressed capacities from 80 GB to 160 GB and compressed transfer rates from 22 GB/hr to 57 GB/hr, these drives make it possible for everyone to backup.

•	LTO Technology

Designed with a six-generation roadmap that is targeted to deliver up to 6.4 TB of compressed capacity and compressed transfer rates up to 1.9 TB/hr in generation 6, LTO Technology is an industry-leading tape solution for enterprise-class performance backup in workgroup, departmental and enterprise servers.

LTO-3
The recently introduced LTO-3 drive offers the industry’s highest capacity tape drive with 800 GB of compressed capacity and a transfer rate of 490 GB/hr.

LTO-2

The LTO-2 drive offers 400 GB of compressed capacity and compressed transfer rates of 144 GB/hr.  Quantum’s first-to-market, value-optimized LTO-2 HH (half-height) internal drive features reliable and affordable tape data protection targeted to medium and large businesses. The LTO-2 HH drive balances price with increased capacity and performance, providing the most affordable entry into the LTO family.

•	DAT/DDS Technology

DAT/DDS Technology targets data protection for small businesses.  Quantum’s DAT 72 tape drive solutions deliver compressed capacities of up to 72 GB, compressed transfer rates of up to 25.2 GB/hr and are backward compatible to DDS-4 and DDS-3 products.

•	Travan Technology

Travan Technology offers affordable data protection drives for workstations and entry-level servers and offers compressed capacities of up to 40 GB and compressed transfer rates of up to 14.4 GB/hr.  With easy-to-use interfaces like ATAPI/IDE, SCSI and USB 2.0, these backup solutions offer affordable simplicity and are backward compatible to multiple generations of Travan products.

Storage Systems business:

Quantum’s tape libraries, autoloaders and disk-based backup systems automatically manage and protect business-critical data in network environments. Our modular solutions maximize customer investment with simple-to-manage systems for workgroup, departmental, mid-range, and enterprise-class applications. Our automated systems are fully compatible with major hardware platforms and are supported by nearly 30 popular data management applications including popular packages such as VERITAS NetBackup, VERITAS BackupExec, Legato NetWorker, Computer Associates BrightStor, CommVault Galaxy, HP OmniBack and IBM Tivoli.

Our Storage Systems products are divided into the following two categories to reflect different go-to-market business models.

•	High-Volume Products

High-volume products are sold mainly through third-party distributors, value-added resellers and OEMs and include the Autoloader DDS-4, Autoloader DAT 72, ValueLoader™, SuperLoader™, and the M-Series family of tape libraries featuring the M1500, M1800 and M2500.

Autoloader DDS-4

The Autoloader DDS-4 is an entry-level backup automation product for PC or small workgroup data protection. Featuring a single DDS-4 tape drive and a single six-cartridge removable magazine, it offers up to 120GB of storage and performance up to 10GB/hour.

Autoloader DAT 72

The Autoloader DAT 72 is the next step up for small workgroup data protection with a single DAT 72 tape drive and a six-cartridge removable magazine. It accommodates up to 216GB of storage with performance up to 13GB/hour.

ValueLoader

The ValueLoader is designed for the desktop or standard 19-inch rack and uses a single DLT VS80, DLT VS160, SDLT 320, LTO-1, LTO-2 or LTO-3 tape drive with an eight-cartridge capacity and provides up to 3.2 terabytes (TB) of data storage and 288GB/hour throughput.

SuperLoader

The SuperLoader tape library is a scalable tape autoloader that provides up to 4.8TB of capacity and 130GB/hour throughput in a 2U (U is a standard of measure equaling 1.75” high) rack-mount form factor and is a modular, high-density tape automation solution designed for the workgroup environment.  It contains one or two 8-cartridge removable active magazines and is available with a barcode reader for high performance inventory management.  The SuperLoader supports a single DLT1, SDLT 320, SDLT 600, LTO-1 or LTO-2 tape drive and includes on-board, Web-based remote management.

M-Series Libraries

Completing our high-volume line is the M-Series family of tape libraries.  The M1500, M1800 and M2500 are modular automation systems that customers can link together as their storage needs grow.  The M1500 is a modular library that is rack mountable and available with one or two tape drives and 21 (SDLT) or 25 (LTO) cartridges.  The M1800 has double the performance and capacity of the M1500 and can accommodate up to four drives and 50 cartridges.  The M2500 supports up to six drives and 100 cartridges and can be combined with the M1500 and/or M1800 to provide customers with scalability and investment protection.  The M-Series supports SDLT 320, SDLT 600, LTO-2 or LTO-3 tape drives.  Capacity ranges from 3.4TB in a single M1500 to 40TB in a single M2500.  Performance ranges from 58GB/hour in a single M1500 to over 1.7TB/hour in a single M2500.  The M-Series libraries easily scale up to 20 drives and 300 cartridges providing top-end capacity of 120TB and performance over 5.7TB/hour.

•	Enterprise Products

Enterprise products are sold mainly through value-added resellers, OEMs, and to end customers. These products require a higher level of customer engagement to complete a more complex storage systems sale and include the P-Series libraries and our DX-Series disk-based backup systems.

P-Series Libraries

Quantum’s newest tape library is the PX720, our fifth-generation enterprise tape automation platform developed by Quantum. Accommodating up to 20 tape drives and up to 726 LTO/642 SDLT cartridges in a single chassis, the PX720 provides more than 5.7TB/hour of throughput performance and 290TB capacity.  It supports SDLT 320, SDLT 600, LTO-2 and LTO-3 tape drives and a mixed-media option allows customers to combine different media and tape technologies in a single unit.  The PX720 is designed for high availability and includes fully redundant power and cooling, proactive component-level monitoring, and remote library management.  Further flexibility is provided by the ability to mix SCSI, GbE/NDMP, routed and native Fibre Channel interfaces, programmable load ports and removable magazines.  Multiple PX720 libraries can be linked together to provide up to 100 drives for up to 29TB/hour performance and up to 3,336 LTO/2,968 SDLT cartridges, for a total capacity of 1.3 petabytes (1.3PB or 1,300TB).

DX-Series Disk-Based Backup Systems

The DX-Series Enhanced Backup Systems (DX30 and DX100) emulate a tape library and are designed to seamlessly integrate into existing backup environments without changes to policies or procedures.  Supported by every major backup software vendor, the DX-Series provides user definable virtual tape drives and cartridges to meet data center requirements.  Designed specifically for extremely fast and reliable backup and restore operations, the DX-Series architecture includes redundant and hot-swappable components that deliver up to 64TB (raw) capacity and up to 2TB/hr performance.  The new Optyon™ hardware-based data compression option can double capacity without buying double the hardware.  A Web-based Graphical User Interface (GUI) provides system management along with event monitoring and notification.  The DX-Series complements tape libraries by allowing them to be dedicated to archive operations.

•	StorageCare Services

StorageCare™ services are a group of services that support Quantum products from purchase through product life. StorageCare services include product installation and integration, warranty support, spare part sales, and on-site service agreements.

NOTE: Capacity and performance listed above are native (non-compressed) specifications. Capacity and performance can be doubled using 2:1 data compression.

For more information about our products, please visit our website at www.quantum.com.   The contents of our website are not incorporated into this Form 10-K.

Customers

Our tape drives have achieved broad market acceptance in the mid-range network server market with leading computer equipment manufacturers such as Hewlett-Packard, Dell, Storage Technology Corporation (“StorageTek”), Overland Storage Inc. and ADIC. Customers for our Storage Systems products, including tape automation systems, include Hewlett-Packard, Dell, Sun Microsystems Inc., EMC Corporation, IBM and Bell Microproducts Inc.

Because the leading computer equipment manufacturers have a dominant market share of the computer systems into which our products are incorporated, our sales are concentrated with several key customers. Sales to the top five customers in fiscal year 2005 represented 52% of revenue, compared to 51% of revenue in fiscal year 2004 and 39% of revenue in fiscal year 2003. Sales to Hewlett-Packard were 22% of revenue in fiscal year 2005, compared to 26% of revenue in fiscal year 2004, and combined sales to Hewlett-Packard and Compaq representing 22% of revenue in fiscal year 2003. Sales to Dell increased to 17% of revenue in fiscal year 2005, compared to 14% of revenue in fiscal year 2004 and less than 10% of revenue in fiscal year 2003.

These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold to our top five customers by our other OEM tape drive customers.

Sales and Marketing

We market our products directly to end customers, OEMs, third-party distributors, and value-added resellers through our worldwide sales force.

We support international sales and operations by maintaining sales offices throughout the world. Our international revenue, including sales to foreign subsidiaries of U.S. companies, was 43% of our total revenue in fiscal year 2005 compared to 40% of our total revenue in fiscal year 2004 and 39% of our total revenue in fiscal year 2003.

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

Fuji, Maxell, Sony, TDK and Imation are also qualified manufacturers of LTO Ultrium media for the LTO consortium, of which our wholly owned subsidiary, Certance LLC, is a member.  LTO's license agreements with each of the Ultrium media manufacturers allows those companies to independently sell Ultrium tape media cartridges, and Certance obtains a share of the royalties paid to LTO resulting from such independent sales.

Manufacturing

Since our acquisition of Certance on January 5, 2005, we manufacture some of our tape drives and head assemblies for those drives in our facility in Penang, Malaysia.  In order to further reduce our cost structure and to improve our overall cost competitiveness, however, we continue to outsource the manufacturing of all of our remaining products.  Jabil, Mitsumi Electric Co. Ltd. (“Mitsumi”) and Panasonic Shikoku Electronics Co., Ltd. (“Panasonic”) manufacture our remaining tape drives.  Jabil together with Flextronics, Mitsumi, Panasonic and Buero- und Datentechnik GmbH & Co. KG(“BDT”) manufacture all of our tape automation systems.  Third parties also manufacture our Enhanced Backup Systems and all of our tape media cartridges.  Some of our products go through final configuration in our facilities in Irvine, California; Costa Mesa, California; Colorado Springs, Colorado; and Irvine, United Kingdom.

Although we have a small number of contract manufacturers, each manufacturer produces different products.  As a result, we have a single source of supply for each product (except for some of our tape media cartridges).  In addition, certain components and sub-assemblies included in our products are obtained from single source suppliers or a limited group of suppliers. Most of these suppliers and our contract manufacturers are located outside of the United States.  For a discussion of risks associated with these suppliers and our outsourcing strategy, see the following in Risk Factors:

•

“We have outsourced most of our manufacturing to Jabil and to other third party contract manufacturers. If we cannot obtain our products and parts from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition and results of operations.”

•

“Our reliance on a limited number of third party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems, and, as a result, our business, financial condition and operating results may be materially and adversely affected.”

•

“A significant portion of our manufacturing and sales operations occurs in foreign locations; we are increasingly exposed to risks associated with conducting our business internationally.  Many of our facilities and those of important customers and suppliers are located near known earthquake fault zones or in geographic areas susceptible to other natural disasters, which could disrupt our business and require us to curtail or cease operations.”

Research and Development

We invested approximately $96.7 million, $103.5 million, and $111.9 million in research and development in fiscal years 2005, 2004, and 2003, respectively. We are focusing our research and development efforts on the development of new tape drives, tape automation systems, disk-based backup systems, software storage architectures, and other storage systems and services. In particular, we are currently developing future generations of DLT-S, DLT-V, DAT, and LTO drives. We are also continuing to focus on a full range of tape automation products, including autoloaders, modular libraries and high-end enterprise libraries for the mid-range market. We maintain research and development facilities in Boulder, Colorado; Colorado Springs, Colorado; Costa Mesa, California; Santa Maria, California; Irvine, California, and Dundalk, Ireland.

Competition

Competition in the mid-range network market for tape drives is intense. In this market we compete primarily with Hewlett-Packard, IBM, and Sony. Hewlett-Packard, IBM, and Certance LLC, Quantum’s wholly owned subsidiary, are part of a consortium, referred to in the industry as the “LTO consortium”, which develops tape drive products using linear tape open (or LTO) technology. Such products target the high-capacity data storage market and compete with products based on Super DLTtape technology. Key competitive factors in the tape storage market include capacity, transfer rate, reliability, durability, scalability, compatibility and cost.  In addition to competing with our products, Hewlett-Packard sells our products and remains one of our top five customers.

Competition in tape automation systems is also intense. In this market, ADIC, Overland Storage Inc. and StorageTek offer competing tape automation systems and technologies.

Our tape storage products, both tape drives and tape automation systems, also compete with other storage technologies, such as hard disk drives. The competition from hard disk drives as an alternative backup solution has increased and may continue to increase, especially if the hard disk drive price-to-performance ratio continues to decline. For a discussion of risks associated with competing technologies, see Risk Factors - “We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition and operating results would be materially and adversely harmed.”

In both segments of our business, strong competition has resulted in price erosion and we expect this trend to continue.

Warranty and Service

We generally warrant our products against defects for 12 to 48 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services from our facility in Dundalk, Ireland and Penang, Malaysia, to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide tape library warranty service from our facility in Irvine, California.  Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives. In addition, we employ various other third party service providers throughout the world that perform tape drive, tape library and automation services for us.

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

Employees

We had approximately 2,500 employees worldwide as of March 31, 2005.

Technology

We develop and protect our technology and know-how, principally in the field of data storage. We presently hold 333 United States patents and have 171 pending United States patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing computer industry technology means that our future success will also depend heavily on the technical competence and creative skills of our employees.

From time to time, third parties have asserted that our manufacture and sale of our products and services have infringed their patents. We conduct ongoing investigations into these assertions and presently believe that either licenses are not required or that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, we cannot provide assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms, if at all.

We currently have patent disputes with StorageTek and with Exabyte (refer to Note 15 “Litigation” to the Consolidated Financial Statements).

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

EXECUTIVE OFFICERS OF QUANTUM CORPORATION

Set forth below are the names, ages (as of June 1, 2005), positions and offices held by, and a brief account of the business experience of each executive officer of Quantum.

Name	Age	Position with Quantum
Barbara Barrett	56	Vice President, Human Resources
Richard E. Belluzzo	51	Chairman and Chief Executive Officer
Anthony Carrozza	50	Senior Vice President, Worldwide Sales
Shawn D. Hall	36	Vice President, General Counsel and Secretary
Edward J. Hayes Jr.	50	Executive Vice President and Chief Financial Officer
Jesse Parker	62	Senior Vice President, Manufacturing and Operations
Philip Ritti	54	Vice President and General Manager, Media
Jim Wold	47	Senior Vice President and General Manager, Tape Drive business
Howard Matthews	50	President, Chief Operating Officer and General Manager of Storage Systems business

Ms. Barret  joined Quantum in 1999 and has been Vice President of Human Resources since July 2003.  Prior to assuming her current role, Ms. Barrett held other human resources management positions within the company, most recently Vice President, Human Resources of the DLTtape business.  Before joining Quantum, Ms. Barrett held leadership positions at companies in the telecommunications and utilities industries in a variety of human resource functions, including compensation, training, consulting and organizational development.

Mr. Belluzzo  has been Chief Executive Officer since joining the Company in September 2002 and Chairman of the Board since July 2003. Before joining Quantum, from September 1999 to May 2002, Mr. Belluzzo held senior management positions with Microsoft Corp., most recently as President and Chief Operating Officer.  Prior to Microsoft, from January 1998 to September 1999, Mr. Belluzzo was Chief Executive Officer of Silicon Graphics Inc.  Before his tenure at Silicon Graphics, from 1975 to January 1998, Mr. Belluzzo was with Hewlett-Packard, most recently as Executive Vice President of the printer business.  Currently Mr. Belluzzo is seated on the board of directors of PMC-Sierra in Vancouver, Canada and Specialty Labs in Santa Monica, California, and is a member of the board of trustees for Golden Gate University in San Francisco, California and John Cabot University in Rome, Italy.

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

Mr. Hayes  has been Executive Vice President and Chief Financial Officer of Quantum since July 2004.  From April 2001 to March 2003, Mr. Hayes held the position of President and Chief Executive Officer of DirecTV Broadband, Inc., a nationwide internet service provider of broadband services for residential consumers and a subsidiary of HUGHES Electronics. Prior to DirecTV Broadband, Mr. Hayes served as Executive Vice President and Chief Financial Officer at Telocity, Inc., a public company traded on the NASDAQ and the predecessor company of DirecTV Broadband, Inc. from January 2000 to March 2001.  Prior to Telocity, Mr. Hayes held the position of Financial Vice President and Chief Financial Officer in two of Lucent Technologies' divisions, including the $20 billion Global Service Provider Business, from June 1997 through December 1999 and Network Systems International from June 1996 to June 1997. He has also held senior financial management positions at other multinational companies such as Unisys Corporation, Asea Brown Boveri, and Credit Suisse First Boston from June 1981 through June 1996.  Mr. Hayes is currently an independent Board director and Chairperson of the Audit Committee for privately-

held New Wave Research, Inc. and held a similar position for privately-held NPTest, Inc. prior to its sale to Francisco Partners in 2003.

Mr. Parker  joined Quantum in November 2002 and was appointed Senior Vice President of Manufacturing and Operations in January 2005.  Before joining Quantum, from November 2000 to November 2002, Mr. Parker was Executive Vice President of Operations and a Director of Benchmark Storage.  Prior to Benchmark Storage, over a span of 17 years, Mr. Parker held executive level positions at several companies in the storage industry, including Senior Vice President of Operations for Conner Technology, Senior Vice President of U.S. and European Operations for Seagate Technology, Senior Vice President of Manufacturing Operations at Conner Peripherals, Senior Vice President of Worldwide Operations at Archive Corporation and Vice President of Materials, Vice President of Manufacturing and Executive Vice President of Far East Operations for MiniScribe Corporation.  Mr. Parker was also Senior Vice President of Worldwide Operations and Vice President of Far East Operations for Mattel and spent the first 16 years of his career with Texas Instruments, holding various senior manufacturing and quality management positions.

Mr. Ritti  has been Vice President and General Manager for Media Products within the DLTtape business since July 2000.  Mr. Ritti joined Quantum in 1997 as Director of Media Marketing where he was responsible for promoting the Quantum brand and managing the licensing aspects of the media business.  Before joining Quantum, Mr. Ritti worked 15 years for Ampex Corporation in marketing, engineering and general management positions.  Prior to Ampex, Mr. Ritti worked for FMC Corporation in finance and marketing positions.

Mr. Wold  joined Quantum as Senior Vice President and General Manager in January 2005.  Prior to joining Quantum, from 1994 to January 2005, Mr. Wold held several positions with Certance, a global supplier of tape drives and data protection solutions acquired by Quantum in January 2005, and its predecessor companies, most recently as Vice President of Engineering.  Prior to that, Mr. Wold spent 13 years with Iomega Corporation holding a variety of positions including Manufacturing Engineer, Engineering Manager, and Director of Manufacturing and Engineering.

Mr. Matthews  was appointed as Quantum's President and Chief Operating Officer and General Manager of QSS effective June 1, 2005.  Prior to joining Quantum, from March 2002 to January 2005, he was the President and CEO of Certance, a data storage solutions company acquired by Quantum.  Prior to joining Certance, from 1999 to March 2002, he served as Chairman of the Board of Directors of Matthews, White & Company, a consulting and advisory services group, and, from 1994 to 1999, was a principal of Matthews Consulting.  During this period, Mr. Matthews served in a number of interim executive management positions and assisted clients with the development of their growth and financing strategies.

ITEM 2.          Properties

Our headquarters are located in San Jose, California. We own or lease facilities in North America, Europe and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of March 31, 2005:

Location	Function	Square Footage
North America
San Jose, CA	Corporate headquarters	50,000
Costa Mesa, CA	Tape drive research and development, logistics, manufacturing	158,000
Irvine, CA	Tape automation administration, configuration, research and development and service	223,000	A
Santa Maria, CA	Tape heads research and development	13,000
Shrewsbury, MA	Tape drive research and development	40,000	A
Colorado Springs, CO	Operations and administration	414,000	A
Boulder, CO	Tape research and development	150,000	A
Other North America	Sales offices	11,000	A

Europe
Dundalk, Ireland	Tape configuration, distribution and service	112,000
Neuchatel, Switzerland	European administration	5,000
Irvine, Scotland	Logistics	43,000
Wokingham, UK	Warehouse	19,000	A
Other Europe	Sales, service and administrative offices	20,000	A

Asia
Tokyo, Japan	Sales office and media procurement center	10,000
Singapore City, Singapore	Sales office and distribution	7,000
Penang, Malaysia	Tape drive and heads manufacturing and customer service	104,000
Other Asia	Sales offices	12,000

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

ITEM 4.          Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.          Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “DSS”. As of June 1, 2005, the price of our common stock was $2.61 per share. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated.

Fiscal Year 2005	High	Low
First quarter ended June 27, 2004	$ 3.88	$ 2.47
Second quarter ended September 26, 2004	$ 3.10	$ 2.09
Third quarter ended December 26, 2004	$ 3.03	$ 2.11
Fourth quarter ended March 31, 2005	$ 3.14	$ 2.51

Fiscal Year 2004	High	Low
First quarter ended June 29, 2003	$ 4.85	$ 3.41
Second quarter ended September 28, 2003	$ 4.86	$ 2.80
Third quarter ended December 28, 2003	$ 3.48	$ 2.85
Fourth quarter ended March 31, 2004	$ 4.19	$ 3.12

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the future.

As of June 1, 2005, there were 1,949 Quantum stockholders of record including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

On July 30, 2003, Quantum issued an aggregate of $160 million 4.375% convertible subordinated notes due 2010 in a private placement transaction pursuant to Rule 144A under the Securities Act of 1933, as amended. Lehman Brothers, Morgan Stanley and McDonald Investments, Inc. were the initial purchasers of the notes.  In connection with the transaction, Quantum paid the initial purchasers an aggregate fee of $4 million. The notes are convertible into common stock of Quantum at any time prior to maturity of the notes at the conversion rate of 229.8851 shares per $1,000 principal amount of the notes. For further discussion of the issuance, see Note 11 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt” to the Consolidated Financial Statements of Quantum under Item 8 of this Annual Report on Form 10-K.

ITEM 6.          Selected Financial Data

This summary of consolidated financial information of Quantum for fiscal years 2001 to 2005 should be read along with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. As a result of the disposition of the HDD business on April 2, 2001 and the network attached storage (“NAS”) business on October 28, 2002, the selected financial information below presents results of the HDD business and the NAS business as discontinued operations (refer to Note 20 “Discontinued Operations” to the Consolidated Financial Statements).

A number of items affect the comparability of selected financial information as discussed below:

•

The results of continuing operations for fiscal year 2005 and fiscal year 2004 included special charges of $11.5 million and $15.2 million, respectively.  These special charges were associated mainly with outsourcing manufacturing and cost reduction activities.

•

The results of continuing operations for fiscal year 2003 included a cumulative effect of an accounting change of $94.3 million related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets and $58.7 million for a write-off of goodwill in Storage Systems. The results of continuing operations for fiscal year 2003 also included $24.2 million of special charges associated mainly with outsourcing manufacturing and cost reduction activities and a $7.8 million charge for purchased in-process research and development in connection with the acquisition of SANlight.

•

The results of continuing operations for fiscal year 2002 included the effect of $72.9 million of special charges associated with the disposition of the HDD business and other cost reduction activities. The results of operations for fiscal year 2002 also included a $13.2 million charge for purchased in-process research and development in connection with the acquisition of certain assets of M4 Data.

•	The results of discontinued operations for fiscal year 2002 included the gain on disposition of the HDD business and a loss from the operations of the NAS business.

(in thousands except per share data)	For the year ended March 31,

Statement of Operations Data:	2005	2004	2003	2002	2001

Product revenue	$670,194	$677,259	$684,156	$820,365	$1,124,142
Royalty revenue	123,974	131,125	186,653	209,310	221,973

Total revenue	794,168	808,384	870,809	1,029,675	1,346,115
Cost of revenue	558,689	556,725	603,646	652,070	733,575

Gross margin	235,479	251,659	267,163	377,605	612,540
Research and development expenses	96,680	103,471	111,926	111,451	116,836
Sales and marketing, general and administrative expenses	136,813	152,668	171,720	224,274	186,333
Goodwill impairment	-	-	58,689	-	-
Special charges	11,521	15,212	24,200	72,856	-
Purchased in-process research and development expenses	-	-	7,802	13,200	-
Income (loss) from operations	(9,535)	(19,692)	(107,174)	(44,176)	309,371
Income (loss) from continuing operations	(3,496)	(63,715)	(132,088)	(49,000)	197,828
Income (loss) from discontinued operations	-	1,693	(37,909)	91,502	(37,142)
Cumulative effect of an accounting change	-	-	(94,298)	-	-
Net income (loss)	$(3,496)	$(62,022)	$(264,295)	$42,502	$160,686
Income (loss) per share from continuing operations:
Basic	$(0.02)	$(0.36)	$(0.81)	$(0.32)	$1.34
Diluted	$(0.02)	$(0.36)	$(0.81)	$(0.32)	$1.27
Net income (loss) per share: (1)
Basic	$(0.02)	$(0.35)	$(1.63)	$0.27
Diluted	$(0.02)	$(0.35)	$(1.63)	$0.27

	As of March 31,

Balance Sheet Data:	2005	2004	2003	2002	2001

Property, plant and equipment, net	$42,716	$40,377	$59,092	$76,405	$91,821
Total assets	$724,614	$705,558	$921,729	$1,193,772	$1,814,697
Total long-term convertible debt	$160,000	$160,000	$287,500	$287,500	$287,500
Net current assets of discontinued operations	$-	$-	$-	$49,605	$519,978
Net non-current assets of discontinued operations	$-	$-	$-	$-	$241,232

(1)	Net income (loss) per share for fiscal year 2001 is not presented, as there was no single class of stock that represented Quantum in this year.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us”, “we”) (NYSE:DSS), founded in 1980, is a global leader in storage, delivering reliable backup, recovery and archive solutions that meet demanding requirements for data integrity and availability with superior price performance and comprehensive service and support.

Quantum has two data storage business segments: the Tape Drive business and the Storage Systems business.  Our Tape Drive business consists of tape drive and tape media products.  We are the world’s largest supplier of half-inch cartridge tape drives.  Our DLTtape® Technology is a proprietary standard for tape backup, recovery and archive of business-critical data for the mid-range enterprise.  The installed base of our DLTtape® drives consumes tape media, which in turn generates media revenue for the Company through either royalties paid to the Company by its licensee who manufacture media or through the sale of Quantum branded tape media.

On January 5, 2005, Quantum acquired all the shares of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape drives and data protection solutions, for $60 million in cash paid to Certance shareholders plus the direct costs of the acquisition.  The vast majority of Certance’s business is reported within the Company’s Tape Drive segment as the acquired product portfolio is complementary to Quantum’s existing tape drive product line and customer segments.

Product lines acquired through Certance include tape drives aimed at a broad range of markets, including Travan at the entry-level, DDS / DAT at the low-end, and LTO for mid-range enterprise customers.  The Certance acquisition also brought to Quantum revenues and profits from LTO media royalties, the manufacture of tape heads, and service.

Our Storage Systems business consists of tape automation systems and service and includes disk-based backup systems and services.  We offer the broadest portfolio of low-end tape autoloaders and mid-range to enterprise level libraries in the industry.  We are also one of the pioneers in the disk-based backup market, providing solutions incorporating disk arrays that emulate a tape library but are optimized for backup and recovery.

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

We continue to be in transition as we take steps toward returning to consistent profitability and cash flow generation.  Fiscal year 2005 was a year of mixed results in this regard.  We made progress in reducing our costs and expenses and increasing the effectiveness of our operational platform, in introducing new products in both of our businesses, and in growing our Storage Systems revenue.  However, our media revenue, and in particular the royalty component, declined significantly due primarily to unit volume declines.

In fiscal year 2005, we had total net revenues of $794 million, which included one quarter’s impact from Certance.  This represented a slight decline from fiscal year 2004, which was $808 million, primarily due to a decrease in tape products net revenues and media royalties, offset by growth in the Storage Systems business.  The Company’s revenue performance can be inherently volatile from quarter to quarter due to product and media mix shifts, sales channel shifts, seasonal strength or weakness, product platform transitions, and general IT spending conditions.

The Company’s overall gross margin percentage declined 1.4 percentage points from 31.1% fiscal 2004 to 29.7% in fiscal 2005 primarily due to lower high-margin royalty revenues year over year, but also increased costs of repair due to volatility in our in-warranty and out-of-warranty repair drive volumes. Again, the Company’s gross margin percentage can be inherently volatile from quarter to quarter due to the portion of total revenue attributable to media royalty, the mix between royalty and branded media revenue, the mix between low-end and high-end automation products, and the mix between sales through our OEM relationships versus our branded enterprise sales force.

Prior to the Certance acquisition, Quantum had outsourced the manufacturing of its products to global contract manufacturers.  With the acquisition of Certance, the Company inherited vertically-integrated manufacturing capabilities for tape drives and heads, located principally in Penang, Malaysia, as well as additional contract manufacturer relationships.  The Company is currently assessing these relationships and capabilities to determine the approach it believes will bring the highest quality and lowest cost products to market.

In fiscal year 2005, we continued to reduce our on-going cost structure by reducing our global workforce, consolidating our global property portfolio and taking other discretionary expense reduction measures.  These actions led to an operating expense level of roughly $245 million (30.9% of revenues) in fiscal year 2005, versus roughly $271 million (33.6% of revenue) in the prior fiscal year. Our fiscal year 2005 results included $11.5 million of restructuring charges and we expect to record additional charges over the next several quarters, especially as the Company strives to deliver the expected cost and expense synergies resulting from the Certance acquisition.  Our fiscal year 2005 results also included $3.5 million related to third party consultants for Sarbanes-Oxley Act compliance.

During fiscal year 2005, our operating activities generated positive cash flows of approximately $26 million. Our focus on cash management remains a top priority and we plan to continue driving improvement in our cash conversion cycle.  As of March 31, 2005, we had a total cash, cash equivalents and marketable debt securities position of approximately $250 million, down slightly from the prior fiscal year ending balance of $265 million, primarily reflecting the $40 million initial installment payment made for the Certance acquisition in the fourth fiscal quarter of fiscal year 2005 along with business related capital expenditures, offset by the cash generated from operations noted above.

The following discussion of our financial condition and results of operations is intended to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the following accounting policies require our most difficult, subjective or complex judgments because of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties that affect the application of those policies in particular could result in materially different amounts being reported under different conditions or using different assumptions.

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

When elements such as hardware and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements.  Undelivered elements typically include installation and services.  If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

Warranty expense and liability

We generally warrant our products against defects for 12 to 48 months. A provision for estimated future costs and estimated returns for credit relating to warranty claims is recorded when products are shipped and revenue is recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on our estimates of future failure rates and our estimates of future costs of repair, including materials consumed in the repair and labor and overhead amounts necessary to perform the repair.

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

Inventory Valuation

Our inventory is stated at the lower of cost or market, with cost computed on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired balances. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

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

We carry service inventories because we generally provide product warranty for 12 to 48 months and earn revenue by providing enhanced warranty and repair service outside this warranty period. We initially record our service inventories at cost and evaluate the difference, if any, between cost and market at the end of each quarter. The determination of the market value of service inventories is dependent on estimates, including the estimated amount of component parts expected to be consumed in the future warranty and out of warranty service, the estimated number of units required to meet future customer needs, the estimated selling prices of the finished units, and the estimated useful lives of finished units.

We record write-downs for the amount that the cost of service inventories exceeds our estimated market value. No adjustment is required when market value exceeds cost.

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. As of March 31, 2005, the net amount of $115.2 million of goodwill and intangible assets represented 16% of total assets.

As a result of adopting SFAS No. 142 Goodwill and Other Intangible Assets on April 1, 2002, we discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS No. 142 and is reviewed annually thereafter, or more frequently when indicators of impairment are present.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives, which range from 3 months to 10 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Special Charges

In recent periods and over the past several years, we recorded significant special charges related to the realignment and restructuring of our business operations. These charges represented expenses incurred in connection with certain cost reduction programs that we have implemented and consisted of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges and other costs of exiting activities or geographies.

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

In the second quarter of fiscal year 2005, severance charges became subject to SFAS No. 112 Employers’ Accounting for Postemployment Benefits since we currently have a benefit plan with defined termination benefits based on years of service.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS 2005, 2004 AND 2003

RESULTS OF CONTINUING OPERATIONS

Revenue

(In thousands)	For the year ended March 31,						Increase / (decrease)

	2005		2004		2003		2005 vs 2004		2004 vs 2003

		% of revenue		% of revenue		% of revenue		% of revenue		% of revenue
Tape drives	$296,039	37.3%	$326,528	40.4%	$302,102	34.7%	$(30,489)	-9.3%	$24,426	8.1%
Tape media	73,436	9.2%	75,097	9.3%	154,942	17.8%	(1,661)	-2.2%	(79,845)	-51.5%
Tape media royalty	123,974	15.6%	131,125	16.2%	186,653	21.4%	(7,151)	-5.5%	(55,528)	-29.7%

Tape Drive Segment	493,449	62.1%	532,750	65.9%	643,697	73.9%	(39,301)	-7.4%	(110,947)	-17.2%

Storage Systems Segment	300,719	37.9%	275,634	34.1%	227,112	26.1%	25,085	9.1%	48,522	21.4%

	$794,168	100.0%	$808,384	100.0%	$870,809	100.0%	$(14,216)	-1.8%	$(62,425)	-7.2%

Tape Drive Segment Revenue

The Tape Drive Segment revenue decreased in fiscal year 2005 compared to fiscal year 2004 due to a decrease in tape drives revenue, and to a lesser extent, tape media royalty revenue and media revenue, partially offset by an increase in tape drives revenue and tape royalty revenue associated with the acquisition of Certance in the fourth quarter of fiscal year 2005.

The decrease in tape drives revenue in fiscal year 2005 compared to fiscal year 2004 primarily reflected lower average unit prices and lower unit shipments of older tape drives reaching end of life status, partially offset by increased unit shipments of latest generation VS160 and the Super DLT®600tape drives and additional sales associated with the Certance acquisition.  This decline in tape drives revenue reflected intense competition, less demand from our key OEM customers, and that the customer qualifications and the corresponding product sales ramp for the latest generation tape drives have taken longer than we had anticipated.

The increase in tape drives revenue in fiscal year 2004 compared to fiscal year 2003 primarily reflected sales of tape drive products added to our product family with the acquisition of Benchmark in the third quarter of fiscal year 2003, and increased unit sales of our newer generation SuperDLT drives. The increase in unit sales volume was slightly offset by lower average unit prices due to competitive pricing in the markets in which we compete and a sales mix shift towards the lower priced DLTtape VS drives that we acquired from Benchmark.

The decrease in tape media revenue in fiscal year 2005 compared to fiscal year 2004 primarily reflects decrease in unit sales due to a decrease in the installed base of tape drives.  The decrease in tape media revenue in fiscal year 2004 compared to fiscal year 2003 primarily reflected a decrease in average unit prices caused by pricing pressures, and to a lesser extent, lower unit sales.

The decline in tape media royalties in fiscal year 2005 compared to fiscal year 2004 reflects lower tape media unit sales by our media licensees, partially offset by an increase in media royalty revenue with the acquisition of Certance in the fourth quarter of fiscal year 2005.  The decrease in tape media unit sales was caused by a corresponding decline in tape drive unit sales in recent years since our tape drives consume and create demand for media. This has resulted in declining royalties because the royalties are based on a combination of our licensees’ media revenue and unit sales.

In fiscal year 2004 compared to fiscal year 2003, the decrease in tape media royalty revenue was mainly due to lower average unit prices of the media sold by our licensed manufacturers for which we earn a price-based royalty and to a lesser extent, due to lower overall media market unit sales.

The decline in tape media royalties and Quantum-branded media revenue reflects the impact of increased competition, resulting in lower tape drive unit sales in recent years. This weaker demand trend has also resulted in lower-than-expected media prices, further reducing royalties, which are based on our licensees’ media pricing.

Storage Systems Segment Revenue

The increase in Storage Systems revenue in fiscal year 2005 compared to fiscal year 2004 primarily reflected an increase in unit sales of our autoloader product including ValueLoaders; enterprise class tape library including primarily PX720; and corresponding service.  Shipments of PX720 began in the last half of fiscal year 2004 and continue to increase.

The increase in revenue in fiscal year 2004 compared to fiscal year 2003 reflected an increase in autoloader sales and improved OEM sales. Revenue from sales of ValueLoader, which we added to our product family and began selling after the acquisition of Benchmark, contributed the majority of this increase, followed by increased unit sales of our SuperLoader and M-series products.  In addition, although it is small in proportion to the other sources of revenue, our service and product support revenues also experienced a year over year increase.

Customers

The following table shows sales to top customers and sales by channel as percent of total revenue:

	For the year ended March 31,

	2005	2004	2003

Top five customers*	52%	51%	39%
Hewlett-Packard*	22%	26%	22%
Dell*	17%	14%	Less than 10%

Sales by channel
OEMs	47%	50%	45%
Third-party distributors	18%	17%	21%
Media royalty revenue, service revenue, sales to value-added resellers, and sales to other direct customers	35%	33%	34%

	100%	100%	100%

* These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue.

Gross Margin

(In thousands)	For the year ended March 31,			Increase / (decrease)

	2005	2004	2003	2005 vs 2004	2004 vs 2003

Tape Drive Segment gross margin	$162,545	$188,103	$206,216	$(25,558)	$(18,113)
Storage Systems Segment gross margin	72,934	63,556	60,947	9,378	2,609

Quantum gross margin	$235,479	$251,659	$267,163	$(16,180)	$(15,504)

Tape Drive Segment gross margin rate	32.9%	35.3%	32.0%	-2.4%	3.3%
Storage Systems Segment gross margin rate	24.3%	23.1%	26.8%	1.2%	-3.7%
Quantum gross margin rate	29.7%	31.1%	30.7%	-1.4%	0.4%

Tape Drive Segment Gross Margin

The decrease in gross margin in fiscal year 2005 compared to fiscal year 2004 reflected the impact of a decline in royalty revenue of $7.2 million, a decline in tape drive unit shipments, and increased cost of repair due to volatility in repair drive volume.  The sequential decline in media revenues and royalties in the fiscal year 2005 compared to fiscal year 2004, and fiscal year 2004 compared to fiscal year 2003 lowered the gross margin dollar contribution we received from our media revenue.

The gross margin decreased in fiscal year 2004 compared to fiscal year 2003 primarily due to declining tape media revenue reflecting both lower units sold and a decrease in the average unit prices.  Additionally the tape media royalty revenue declined due to lower average unit prices and a declining installed base of tape drives.

Storage Systems Segment Gross Margin

The increase in gross margin in fiscal year 2005 compared to fiscal year 2004 reflected higher revenue, reflecting an increase in unit sales of our autoloader product, enterprise class tape library and corresponding service.  The gross margin increase also reflected an increase in branded sales which tend to have higher gross margins than OEM sales.

The gross margin increase in fiscal year 2004 compared to fiscal year 2003 primarily because of higher unit sales of the autoloader products and enterprise class tape library, partially offset by lower average unit prices.

Gross Margin Rate Outlook

In fiscal year 2006, we will actively work to offset any media weakness by improving gross margin contributions from tape drives and automation from fiscal year 2005 levels.  Efforts to improve gross margins will be focused on successful new product introductions and feature enhancements in both the tape drive and automation segments as well as new platform transitions in the automation business in the second half of the fiscal year, which will help to lower product cost structures while delivering higher overall performance and reliability. Because our media business provides relatively high gross margins, total company gross margin rates are affected significantly by changes in media market sales.  There are many complicated variables that, individually and in combination, impact short-term and long-term performance in media and result in a media revenue and gross margin dollar contribution trend for the company. These include, but are not limited to, media pricing decisions among our partners/licensees, end-user media consumption habits and rates, the size of the installed base of tape drives, tape drive retirement patterns, the mix of media, channel inventory levels and other factors. In any given future quarter, the combination of these factors can cause a significant negative, neutral, or positive financial impact.

Over the course of fiscal years 2003 through 2005, we have experienced a downward trend in media revenues, both in tape media and tape royalty revenues, which has lowered the gross margin dollar contribution we receive from our media business and lowered the DLT gross margin dollar contribution in aggregate. The majority of this downward trend has been caused by reduced media prices and, to a lesser extent, by reduced media unit sales. We expect these factors to continue to impact our business despite our efforts to offset some of the weakness in media such as our continued effort to improve tape drive gross margin.

Operating Expenses

(In thousands)	For the year ended March 31,						Increase / (decrease)

	2005	% of Segment Revenue	2004	% of Segment Revenue	2003	% of Segment Revenue	2005 vs 2004	2004 vs 2003

Tape Drive Segment	$127,955	25.9%	$142,152	26.7%	$165,360	25.7%	$(14,197)	$(23,208)
Storage Systems Segment	105,538	35.1%	113,987	41.4%	118,286	52.1%	(8,449)	(4,299)

Subtotal	233,493	29.4%	256,139	31.7%	283,646	32.6%	(22,646)	(27,507)

Goodwill impairment	-		-		58,689		-	(58,689)
Special charges	11,521		15,212		24,200		(3,691)	(8,988)
Purchased in-process research and development	-		-		7,802		-	(7,802)

Total	$245,014		$271,351		$374,337		$(26,337)	$(102,986)

Research and Development Expenses

(In thousands)	For the year ended March 31,						Increase / (decrease)

	2005	% of Segment Revenue	2004	% of Segment Revenue	2003	% of Segment Revenue	2005 vs 2004	2004 vs 2003

Tape Drive Segment	$62,209	12.6%	$69,228	13.0%	$75,309	11.7%	$(7,019)	$(6,081)
Storage Systems Segment	34,471	11.5%	34,243	12.4%	36,617	16.1%	228	(2,374)

Total	$96,680	12.2%	$103,471	12.8%	$111,926	12.9%	$(6,791)	$(8,455)

Tape Drive Segment Research and Development Expenses

The decrease in research and development expenses in fiscal year 2005 compared to fiscal year 2004 primarily reflected reduced headcount expenses as a result of cost reduction actions.  The decrease in research and development expenses in fiscal year 2004 compared to fiscal year 2003 reflected reduced product development costs and the impact of cost reduction actions.

Storage Systems Segment Research and Development Expenses

Research and development expenses in fiscal year 2005 stayed relatively flat compared to fiscal year 2004.  The decrease in research and development expenses for fiscal year 2004 compared to fiscal year 2003 was mainly due to the closure of M4 engineering facilities and reduction in employee headcount in the UK.

Sales and Marketing Expenses

(In thousands)	For the year ended March 31,						Increase / (decrease)

	2005	% of Segment Revenue	2004	% of Segment Revenue	2003	% of Segment Revenue	2005 vs 2004	2004 vs 2003

Tape Drive Segment	$31,796	6.4%	$37,916	7.1%	$45,295	7.0%	$(6,120)	$(7,379)
Storage Systems Segment	55,233	18.4%	59,928	21.7%	55,159	24.3%	(4,695)	4,769

Total	$87,029	11.0%	$97,844	12.1%	$100,454	11.5%	$(10,815)	$(2,610)

Tape Drive Segment Sales and Marketing Expenses

The decrease in sales and marketing expenses in fiscal year 2005 compared to fiscal year 2004 primarily reflected reduced marketing expenses and reduced headcount as a result of cost reduction actions.  The decrease in sales and marketing expenses in fiscal year 2004 compared to fiscal year 2003 mainly reflected lower spending on channel development programs, lower marketing expenses, and the impact of cost reduction actions.

Storage Systems Segment Sales and Marketing Expenses

The decrease in sales and marketing expenses in the fiscal year 2005 compared to fiscal year 2004 reflected decreased spending on marketing programs, reduced headcount, and product advertising.  The increase in sales and marketing expenses in fiscal year 2004 compared to fiscal year 2003 reflected mainly increased headcount, higher commission related expenses, and increased marketing expenses related to new product advertising.

General and Administrative Expenses

(In thousands)	For the year ended March 31,						Increase / (decrease)

	2005	% of Segment Revenue	2004	% of Segment Revenue	2003	% of Segment Revenue	2005 vs 2004	2004 vs 2003

Tape Drive Segment	$33,950	6.9%	$35,008	6.6%	$44,756	7.0%	$(1,058)	$(9,748)
Storage Systems Segment	15,834	5.3%	19,816	7.2%	26,510	11.7%	(3,982)	(6,694)

Total	$49,784	6.3%	$54,824	6.8%	$71,266	8.2%	$(5,040)	$(16,442)

Tape Drive Segment General and Administrative Expenses

The decrease in general and administrative expenses in fiscal year 2005 compared to fiscal year 2004 partially reflected the impact of cost reduction actions which included reduced headcount and a release of an expired liability, largely offset by increased legal expenses and the cost of implementing Sarbanes-Oxley Act requirements.

The decrease in general and administrative expenses in fiscal year 2004 compared to fiscal year 2003 mainly reflected lower legal costs as fiscal year 2003 included costs related to legal disputes with Imation and Maxtor and the impact of cost reduction actions, slightly offset by legal costs incurred in fiscal year 2004 related to the ongoing lawsuits with StorageTek.

Storage Systems Segment General and Administrative Expenses

The decrease in general and administrative expenses in fiscal year 2005 compared to fiscal year 2004 resulted from the impact of cost reduction actions which included reduced headcount, partially offset by the cost of implementing Sarbanes-Oxley Act requirements.  The decrease in general and administrative expenses in fiscal year 2004 compared to fiscal year 2003 resulted from the impact of cost reduction actions, including reduced headcount, and a general decline in discretionary spending.

Special Charges

The steps we have taken to return to profitability and right-size our company following our decline in revenue and the sale of the HDD business have resulted in numerous special charges.  Special charges included the cost of major restructuring steps such as the outsourcing of certain manufacturing and service functions and consolidation of other functions within the company.  Substantial steps have been completed as of March 31, 2005, and the associated costs have been recorded.  Additional charges may be incurred in the future related to these restructurings, particularly if the actual costs associated with vacant facilities and other restructured activities are higher than estimated.  Until we achieve sustained profitability, we expect to incur additional charges in the future related to additional cost reduction steps; the costs that we will incur associated with future cost reduction activities are not estimable at this time.

The following tables show the special charges for fiscal years 2005, 2004, and 2003:

(in thousands)	For the year ended March 31,

By expense type	2005	2004	2003

Severance costs	$9,465	$8,967	$21,642
Facilities	1,996	4,979	1,628
Fixed assets	60	1,266	930

Total	$11,521	$15,212	$24,200

By cost reduction actions
Outsource certain manufacturing and service functions	$2,540	$6,800	$11,000
Consolidate the operations supporting our two business segments	8,970	5,300	13,200
Other general expense reduction	11	3,112	-

Total	$11,521	$15,212	$24,200

The following tables show the activity and the estimated timing of future payouts for cost reduction plans:

(in thousands)	Severance and Benefits	Facilities	Fixed assets	Other	Total

Balance as of March 31, 2002	$4,337	$18,635	$-	$1,255	$24,227
Provision	21,727	2,752	930	-	25,409
Cash payments	(25,000)	(15,638)	-	(495)	(41,133)
Non-cash charges	(109)	-	(930)	-	(1,039)
Special charge reversal	(85)	(1,124)	-	-	(1,209)

Balance as of March 31, 2003	870	4,625	-	760	6,255
Provision	9,306	5,164	1,266	-	15,736
Cash payments	(6,431)	(2,909)	-	(760)	(10,100)
Non-cash charges	(789)	(2,048)	(1,266)	-	(4,103)
Special charge reversal	(339)	(185)	-	-	(524)

Balance as of March 31, 2004	2,617	4,647	-	-	7,264
Provision	11,716	2,441	-	60	14,217
Cash payments	(8,216)	(2,879)	-	(60)	(11,155)
Non-cash charges and other	(210)	284	-	-	74
Special charge reversal	(2,251)	(445)	-	-	(2,696)

Balance as of March 31, 2005	$3,656	$4,048	$-	$-	$7,704

Estimated timing of future payouts:
Fiscal Year 2006	$3,656	$2,620	$-	$-	$6,276
Fiscal Year 2007 to 2008	-	1,428	-	-	1,428

	$3,656	$4,048	$-	$-	$7,704

In fiscal year 2006, we expect to realize approximately $17 million of annualized cost savings from various restructuring programs that occurred in fiscal year 2005.  Of this $17 million, approximately $1.5 million of the savings is expected to reflect reduced cost of revenue and the remaining savings reflect reduced operating expenses.  The anticipated savings result primarily from employee headcount reductions and reduced facility costs. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

For more information regarding Special Charges, refer to Note 7 “Special Charges” to the Consolidated Financial Statements.

Purchased In-process Research and Development Expense

We expensed purchased in-process research and development of $7.8 million in fiscal year 2003 as a result of the acquisition of SANlight in February 2003.   The following table summarizes the relevant factors used to determine the amount of purchased in-process research and development.

(In thousands)	Amount of purchased IPR&D	Estimated cost to complete technology at time of acquisition	Percentage completion at time of acquisition	Discount rate

SANlight Inc.	$7,802	$2,638	30% to 40%	45%

In these acquisitions, the amount of the purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project that had not achieved technological feasibility and had no alternative future use at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value using an appropriate discount rate. The discount rates used represent a premium to our cost of capital. All of the projections used were based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.  We’ve reduced the level of resources devoted to this technology and consolidated the remaining resources and technology into Storage Systems.

We did notexpense any purchased in-process research and development in the acquisition of Benchmark in November 2002, because each of the in-process research and development projects at the date of acquisition had achieved technological feasibility.

For additional information regarding the acquisitions, refer to Note 5 “Acquisitions” to the Consolidated Financial Statements.

Goodwill and Amortization of Intangible Assets

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

The increase in the amortization expense associated with intangible assets in fiscal year 2005 compared to fiscal year 2004 reflects increased amortization expense as a result of the acquisition of Certance, partially offset by the decreased amortization expense for certain intangibles associated with ATL that have been fully amortized in fiscal year 2004.  The increase in fiscal year 2004 compared to fiscal year 2003 was a result of fiscal year 2004 having a full year of intangibles amortization resulting from the previous year’s acquisitions of Benchmark and SANlight, whereas fiscal year 2003 had partial amortization of Benchmark and SANlight intangibles due to the fact that the acquisitions were completed in the third quarter and fourth quarter, respectively, of fiscal year 2003.

The following table details intangibles asset amortization expense by classification within our Statements of Operations:

(in thousands)	For the year ended March 31,			Increase (Decrease)

	2005	2004	2003	2005 vs 2004	2004 vs 2003

Cost of revenue	$13,131	$11,900	$8,350	$1,231	$3,550
Research and development	1,446	1,702	649	(256)	1,053
Sales and marketing	3,773	4,377	4,539	(604)	(162)
General and administrative	528	500	504	28	(4)

	$18,878	$18,479	$14,042	$399	$4,437

We assessed the recoverability of our long-lived assets, including intangible assets with finite lives, in accordance with SFAS No. 144 by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, would be based on the excess of the carrying amount over the fair value of those assets. As of March 31, 2005, no such impairment was identified with respect to our acquired intangible assets.

Refer to Note 4 “Cumulative Effect of an Accounting Change” and Note 6 “Goodwill and Intangible Assets” to the Consolidated Financial Statements for further information on the effect on goodwill and intangible assets of adopting and applying SFAS No. 142.

Interest Income and Other and Interest Expense

(in thousands)	For the year ended March 31,			Increase (Decrease)

	2005	2004	2003	2005 vs 2004	2004 vs 2003

Interest income and other, net	$8,612	$8,917	$11,481	$(305)	$(2,564)
Interest expense	(11,212)	(17,617)	(24,419)	6,405	6,802

	$(2,600)	$(8,700)	$(12,938)	$6,100	$4,238

Equity investment write-downs	$-	$-	$(17,061)	$-	$17,061

Loss on debt extinguishment	$-	$(2,565)	$-	$2,565	$(2,565)

Interest income and other, net stayed relatively flat in fiscal year 2005 compared to fiscal year 2004.  The decrease in interest income and other, net in fiscal year 2004 compared to fiscal year 2003 was mainly a result of lower cash balances, lower interest rates and reduced interest payments from Maxtor.  Maxtor had been paying us interest for its one-third portion of the  $287.5 million 7% convertible subordinated notes (“7% Notes”) prior to their redemption in August 2003.  Maxtor has no obligation associated with our 4.375% convertible notes issued following the redemption of the 7% Notes.  The decrease in fiscal year 2005 was partially offset by the gain on sale of equity investment of $1.2 million.

The decrease in interest expense in fiscal year 2005 compared to fiscal year 2004 and the decrease in interest expense in fiscal year 2004 compared to fiscal year 2003 mainly reflected reduced interest expense following the redemption of the 7% Notes and issuance of $160.0 million of convertible notes at a lower rate of 4.375% in the second quarter of fiscal year 2004.

During fiscal year 2004, we recorded a loss on debt extinguishment of $2.6 million, which included the redemption premium and the write-off of unamortized debt issuance fees associated with the $287.5 million convertible debt that was redeemed. During fiscal year 2003, we recorded equity investment write-downs of $17.1 million.

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

The tax benefit recorded for the fiscal year ending March 31, 2005 was $8.6 million compared to the tax expense of $32.8 million recorded for the fiscal year ending March 31, 2004 and a tax benefit of $5.1 million for the fiscal year ending March 31, 2003.  The current year’s tax benefit reflects the provision of withholding taxes, local foreign income taxes, state taxes, and $3.5 million for the U.S. tax associated with our decision to pay a dividend from foreign subsidiaries as provided for in the recently enacted American Jobs Creation Act, offset by a reduction in a contingent tax accrual of $15.6 million.  The reduction in the contingent tax accrual related to the execution of a Settlement Agreement with Maxtor Corporation on December 23, 2004 as well as the resolution of the Internal Revenue Service’s audit of our fiscal years ending March 31, 1997, 1998, and 1999.  The decision to pay a dividend from foreign earnings was primarily based upon the significant U.S. cash requirements of the Certance acquisition. The tax expense for fiscal year 2004 included foreign withholding and local taxes incurred, no tax benefit for current period net operating losses and special charges, and a $21.3 million charge to provide a valuation allowance against Quantum’s net deferred tax assets. The tax benefit recorded in fiscal year 2003 reflected tax benefits related to operating losses and special charges, offset by two charges in fiscal year 2003: a $10.2 million tax charge related to the repatriation of offshore earnings connected with the outsourcing of our tape drive manufacturing in Malaysia and a $1.8 million tax charge related to a foreign subsidiary’s purchase of international technology and marketing rights as a part of the acquisition of Benchmark in fiscal year 2003.

The Settlement Agreement with Maxtor was executed on December 23, 2004, and included a Mutual General Release and Global Settlement Agreement with Maxtor Corporation, the corporation to which Quantum sold its former hard disk drive business on April 2, 2001.  Under the Settlement Agreement, Quantum and Maxtor:

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
•

Section 1 of the Tax Sharing Agreement provided for the sharing of the tax liabilities of the hard disk drive business acquired by Maxtor and the business retained by Quantum for periods prior to April 2, 2001.  Prior to the Settlement Agreement, Quantum and Maxtor disputed the operation of this section.  Under the Settlement Agreement all claims arising under this section are released and the section is terminated in its entirety.

•

Section 3(a) of the Tax Sharing Agreement provided for Maxtor’s indemnity of Quantum for various taxes attributable to periods prior to April 2, 2001.  Under the Tax Sharing Agreement, this indemnity obligation was limited to the sum of $142,000,000 plus 50% of the excess over $142,000,000.  Under the Settlement Agreement, Maxtor’s remaining tax indemnity liability under section 3(a) for all tax claims is limited to $8,760,000.  This amount is based upon Quantum’s belief that this is the maximum amount of potential remaining tax liabilities which could be due to various taxing authorities throughout the world.

The Japan-US treaty became effective on July 1, 2004, the beginning of the Company’s second quarter of fiscal year 2005, and eliminated withholding taxes on royalty income.  As a result, our income tax expense has decreased significantly in the second, third and fourth quarters of fiscal year 2005.

The Company has provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and belief that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Quantum has provided adequate amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S., states, and foreign jurisdictions.  If events occur that indicate payments of these amounts will be less than estimated, then reversals of these liabilities would create tax benefits that would be recognized in the periods when we determine the liabilities have reduced.  Conversely, if events occur which indicate that payments of these amounts will be greater than estimated, then tax charges and additional liabilities would be recorded.  In particular, various foreign jurisdictions could challenge the characterization or transfer pricing of certain intercompany transactions.  In the event of an unfavorable outcome of such challenge, there exists the possibility of a material tax charge and adverse impact on the results of operations in the period in which the matter is resolved or an unfavorable outcome becomes probable and estimable.

Related-Party Transactions

Quantum holds loans receivable from employees and officers of $1.1 million and $0.2 million as of March 31, 2005 and March 31, 2004, respectively. The loans are classified in other current assets or other long-term assets, depending on repayment terms, and bear interest at rates ranging from 6% to 8% per annum.

The loans have provisions for forgiveness based on continued employment and are generally forgiven on a straight-line basis over two years. The loan forgiveness is being recorded as compensation expense over the forgiveness period. In fiscal years 2005, 2004 and 2003, $0.8 million, $0.5 million and $0.5 million respectively, was recorded as compensation expense for loans forgiven.

We leased one of our facilities from one of our stockholders as a result of our acquisition of Benchmark.  The lease requires minimum annual rent of $0.8 million through August 2006.

RESULTS OF DISCONTINUED OPERATIONS

Loss from NAS discontinued operations, net of income taxes

We were previously engaged in the business of developing, manufacturing, and selling NAS solutions for the desktop, workgroups and enterprises. These NAS products consisted primarily of server appliances that incorporated hard disk drives and an operating system designed to meet the requirements of entry, workgroup, and enterprise computing environments, where multiple computer users access shared data files over a local area network.

On October 7, 2002, we entered into an agreement with a privately held third party to sell certain assets and assign certain contract rights related to our NAS business. The NAS assets that were sold included inventories for resale to customers, service inventories, fixed assets and intellectual property. The proceeds from the sale included approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer with an option to acquire additional equity securities, a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability in connection with the prior installed base of NAS products. The sale was completed on October 28, 2002. The secured promissory note was settled in the first quarter of fiscal year 2004 in exchange for the third party acquirer assuming additional obligations.  The restricted equity securities were sold in the second quarter of fiscal year 2005 for $5.1 million.

The following table summarizes the results of the NAS business:

(in thousands)	For the year ended March 31,

	2005	2004	2003

Revenue	$-	$-	$19,899
Gross Profit	$-	$1,064	$(3,075)
Operating Expenses	$-	$(629)	$45,707
Income (loss) from discontinued operations	$-	$1,693	$(48,782)
Income (loss) before income taxes	$-	$1,693	$(48,633)
Income tax benefit	$-	$-	$(10,724)
Net income (loss) from discontinued operations	$-	$1,693	$(37,909)

The income from discontinued operations in fiscal year 2004 consisted of a reversal of an accrual for warranty expense on NAS products sold by Quantum with the lapse of the warranty period and a reversal of remaining severance benefits accruals associated with certain employees impacted by the disposition of the NAS business, which would have been payable by Quantum had the employees been terminated by the acquirer of the NAS business within a set time from the acquisition date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Recent Accounting Pronouncements in Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,

(in thousands)	2005	2004	2003

Cash and cash equivalents	$225,136	$214,607	$221,734
Short-term investments	$25,000	$50,800	$97,055
Days sales outstanding (DSO)	53.2	53.0	56.1
Inventory turns	9.7	11.5	9.1

Net cash provided by (used in) operating activities of continuing operations	$26,260	$(2,063)	$33,983
Net cash provided by (used in) investing activities of continuing operations	$(19,548)	$23,936	$(108,689)
Net cash provided by (used in) financing activities of continuing operations	$3,817	$(29,000)	$(35,886)

Net cash provided by or (used in) operating activities:

Net cash provided by or used in operating activities had two primary sources or uses:

•	Income (loss) from operations adjusted for non cash items
•	Changes in the assets and the liabilities that constitute working capital, including accounts receivable, inventory, accounts payable, other assets, and other liabilities.

Fiscal Year 2005

During fiscal year 2005, our operating activities generated cash flows of $26 million.  In fiscal year 2005, our $20 million use of cash for investing activities primarily reflected purchases of property and equipment and payments made in connection with business acquisitions, partially offset by the sale of a facility and an equity investment.  In fiscal year 2005, financing activities generated cash flows of $4 million and primarily reflected proceeds from issuance of common stock upon exercise of stock options held by our employees partially offset by principal payments of short-term debt.  As a result, during fiscal year 2005 our cash and cash equivalents increased by $11 million.

Fiscal Year 2004

During fiscal year 2004, our operating activities used cash flows of $2 million.  In fiscal year 2004, investing activities generated cash flows of $24 million and primarily reflected net sales of short-term investments, partially offset by purchases of property and equipment.  In fiscal year 2004, financing activities used cash flows of $29 million and primarily reflected redemption of our 7% convertible subordinated notes and issuance of our 4.375% convertible subordinated notes.  As a result, during fiscal year 2004 our cash and cash equivalents decreased by $7 million.

Fiscal Year 2003

During fiscal year 2003, our continuing operating activities generated cash flows of $34 million.  In fiscal year 2003, investing activities from continuing operations used cash flows of $109 million and primarily reflected purchases of short-term investments.  In fiscal year 2003, financing activities from continuing operations used cash flows of $36 million and primarily reflected principal payments of short-term debt.  As a result, during fiscal year 2003 our cash and cash equivalents from continuing operations decreased by $111 million.

Completed Acquisitions

On January 5, 2005, we acquired Certance Holdings and its subsidiaries (“Certance”), a privately held company headquartered in Costa Mesa, California for $60 million. Certance is a supplier of tape backup drives and data protection solutions. Under the terms of the acquisition, the total consideration payable by us upon acquisition was approximately $60 million, of which approximately $40 million was paid as of March 31, 2005.  Approximately $5.8 million will be held back and retained by us and subsequently deposited into escrow on the eight month anniversary of the closing date, as security for certain indemnity obligations of the Certance equityholders under the acquisition agreement.  The remaining $14.2 million will be paid in the first quarter of fiscal year 2006.  Certance will continue as a wholly-owned subsidiary of the Company.  See Note 5 “Acquisitions” of our Consolidated Financial Statements for a detailed discussion of completed acquisitions that have affected our liquidity.

Capital Resources and Financial Condition

Although revenue declined and we were unprofitable in fiscal year 2005, we made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue, reducing costs, and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities.  Following the completion of the Certance acquisition in January 2005, this focus on improving our operating performance will include the integration and cost structure of the combined company.

We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain operations for at least the next 12 months. This belief is generally dependent upon our ability to maintain revenue around or above current levels, to maintain or improve gross margins, and to reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any significant cash payments other than for completing the Certance acquisition or otherwise be impacted by restrictions of available cash associated with our existing letters of credit, our credit facility or our synthetic lease.  Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

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

Any lack of renewal, or waiver or amendment, if needed, could result in the credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable.  In the case of our secured senior credit facility, this would mean the loss of our remaining standby letters of credit totaling $66.1 million.  In the case of our synthetic lease, this would mean the acceleration of our obligation to purchase the leased facilities for the stipulated sales price of $50.0 million. This may result in our having to immediately purchase the land and buildings underlying the lease for cash or find a third party to purchase them, potentially at a substantial discount to their appraised value. Quantum would guarantee any shortfall below the $50.0 million stipulated sales price up to a maximum of $43.9 million payable by us. Any requirement to pay off either or both of these two items would substantially restrict or reduce cash available to us.

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

Credit line

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100.0 million revolving credit line and a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity through March 2006 and adjusted several covenant requirements.  In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition.  The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  In May 2005, the synthetic lease was amended to reduce the letter of credit obligation to the lessor from $37.5 million to $25 million. As of May 26, 2005, $66.1 million of this revolving credit line was committed to standby letters of credit, of which $25 million secured our obligation to the lessor under our synthetic lease (see below and Note 16 “Commitments and Contingencies”).

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. As of March 31, 2005, there were no borrowings under the revolving credit line.  The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of March 31, 2005, we were in compliance with all of the credit line covenants.

Off Balance Sheet Arrangements - Synthetic Lease Commitment

As described in Note 16 “Commitments and Contingencies,” we have a synthetic lease commitment accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases, which requires us to maintain specified financial and reporting covenants. We originally entered into this agreement in August 1997 and renegotiated its terms in December 2002, January 2003, March 2004, and January 2005. There is a cross default provision between this facility and the credit line facility (refer to Note 11 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt”) such that a default on one facility constitutes a default on the other facility. As described in greater detail in Note 16 “Commitments and Contingencies,” at the end of the term of the lease we must either renew the lease, purchase the facility for the stipulated sales price of approximately $50.0 million, or find a third party to purchase the facility; in a third party sale we would guarantee any shortfall below the stipulated sales price up to a maximum amount of $43.9 million payable by us.

Capital Resources

On July 30, 2003, we issued 4.375% convertible subordinated notes in aggregate principal amount of $160 million due in 2010 in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008. We received net proceeds from the notes of $155.1 million after deducting commissions and expenses. We used the net proceeds from the sale of these notes, plus cash received from Maxtor for their responsibility to us for a one-third portion of the 7% Notes and a portion of our available cash, to redeem our $287.5 million 7% convertible subordinated notes due 2004. The portion of our available cash used in the redemption was $37 million.

The purchase agreement for the acquisition of M4 Data in April 2001 included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which will result in additional debentures being issued. We expect that debentures issued in the future under the earn out provisions of the acquisition agreement will be approximately $1.5 million.

As of March 31, 2005, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during fiscal year 2005. Our ability to repurchase common stock was restricted under our credit facilities.

The table below summarizes our commitments as of March 31, 2005:

(In thousands)	<1 year	1 year and <2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt (1)	$7,000	$7,000	$7,000	$177,500	$198,500
Inventory purchase commitment	34,108	-	-	-	34,108
Operating lease - Colorado facility
- contingent obligation (2)	-	-	50,000	-	50,000
Other operating leases	10,698	8,531	7,337	16,812	43,378

Total contractual cash obligations	$51,806	$15,531	$64,337	$194,312	$325,986

(1) Includes interest payment through August 1, 2010, the maturity date of the convertible subordinated debt
(2) Appraised value of the facility, the collateral that would be used to satisfy the contingent obligation, was estimated at $50 million.

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

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in fiscal year 2005 represented 52% of total revenue. This sales concentration does not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

In fiscal year 2005 approximately 22% and 17% of our revenue was derived from Hewlett-Packard and Dell, and, therefore, we could be materially and adversely affected if Hewlett-Packard or Dell were to experience a significant decline in storage revenue whether due to customer loss or otherwise.  There is an additional risk since Hewlett-Packard markets and manufactures its own competing LTO brand of tape drive and media and markets both the LTO and Super DLTtape® platforms. To the extent that Hewlett-Packard significantly reduces its purchases of DLTtape® and Super DLTtape® products in favor of its own LTO products, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

If any of our other top five customers were to significantly reduce, cancel or delay their orders with us, our results of operations could be materially adversely affected.

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

As a part of our business strategy, we have in the past and expect in the future to make acquisitions, or significant investments in, complementary companies, products or technologies. For instance, in January 2005, we acquired Certance.  If we fail to successfully integrate this acquisition, it could harm our business, financial condition and operating results.  Risks that we may face in our efforts to integrate Certance, or any future acquisitions include, among others:

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
33

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

•	Sole source of product supply

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

We compete with companies that develop, manufacture, market, and sell tape drive and tape automation products. Our principal competitors include Hewlett-Packard, IBM, Sony, Advanced Digital Information Corporation (“ADIC”), Overland Data Inc. and StorageTek. These competitors are aggressively trying to advance and develop new technologies to compete more successfully with products based on DLTtape® and Super DLTtape® technology. Linear Tape Open (LTO) technology, which was developed by Certance, Hewlett-Packard and IBM, targets the high-capacity data backup market and competes directly with our products based on Super DLTtape technology.  Hewlett-Packard and IBM compete not only with our Super DLTtape product but now compete with our own LTO product offerings that we acquired through our recent acquisition of Certance.  Hewlett-Packard and IBM  have developed LTO products which target the high-capacity data backup market and compete with our products based on Super DLTtape® technology. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtape® drives and media. The lower demand resulting from the adverse economic conditions experienced in fiscal year 2003 had resulted in lower demand in the tape drive and tape automation markets in general, which has also resulted in increased ongoing price competition even as economic conditions have improved. In addition, the merger between Hewlett-Packard and Compaq has resulted in a larger competitor in the tape drive and tape automation markets with greater resources and a potentially greater market reach with a product that competes directly with our Super DLTtape® drives and Super DLTtape® media. These factors, and additional factors, such as the possibility of industry consolidation, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

Our tape automation products compete with product offerings of Advanced Digital Information Corporation, Overland Data Inc. and StorageTek, which offer tape automation systems incorporating DLTtape® and Super DLTtape® technology as well as new linear tape technology. Increased competition has resulted in increased price competition. If this trend continues or worsens, if competition further intensifies, or if industry consolidation occurs, our sales and gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation will adversely affect earnings.

We have historically used stock options and other forms of equity-related compensation as key components of our total employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees.  See also Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements: Recent Accounting Pronouncements - SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS 123R”).

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 333 United States patents and have 171 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

We are exposed to general economic conditions that have continued to result in significantly reduced sales levelsand significant operating losses.  If we experience adverse economic conditions, our business, financial condition and operating results could be further adversely and materially impacted.

If we experience adverse economic conditions in the United States and throughout the world economy, our business, operating results, and financial condition could be further adversely and materially impacted. We took actions in fiscal years 2003 through 2005 to reduce our cost of sales and operating expenses in order to address these adverse conditions.  A prolonged continuation or worsening of sales trends would require us to take additional actions to further reduce our cost of sales and operating expenses in subsequent quarters in order to align these costs with reduced revenue. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment.  If we are required to undertake further expense reductions, we may incur significant additional incremental special charges associated with such expense reductions that are disproportionate to sales, thereby materially and adversely affecting our business, financial condition and operating results.

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

We have invested, and will continue to invest, in the development, promotion, and sale of storage solutions. Operating expenses associated with Storage Systems revenue are comparatively high, resulting in losses and cash consumption out of proportion to the revenue generated by the group when compared to our Tape Drive business. Therefore, we will need to generate significant revenues from Storage Systems, including service and product support revenues, or significantly reduce our related operating expenses for the group in order to make Storage Systems profitable. We cannot provide assurance that Storage Systems will ever produce operating income or will ever generate positive cash flow, and, if we are unable to do so, these losses could negatively impact our business, financial condition and operating results.

Goodwill and intangible assets used in Storage Systems have been reviewed at least annually for possible impairment since the adoption on April 1, 2002 of SFAS No. 142 Goodwill and Other Intangible Assets. Although we incurred no goodwill impairment in fiscal years 2004 and 2005, the impairment tests conducted relative to goodwill resulted in a $94.3 million charge upon the adoption of SFAS No. 142 in the first quarter of fiscal year 2003 and a $58.7 million impairment charge in the second quarter of fiscal year 2003. These reviews of goodwill were based on projections of undiscounted and discounted net cash flows from Storage Systems compared to the carrying value of goodwill. The financial projections involved significant estimates with inherent uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid future impairment charges. As a result, in the future, we may incur additional impairment charges related to Storage Systems, which could have a materially adverse impact on the results of our operations or our financial condition.  Although we have not incurred impairment charges associated with our other intangible assets, we have substantial intangible asset balances, which are subject to the same risks and uncertainties related to goodwill.

Some of our production processes and materials are environmentally sensitive, and new environmental regulation could lead to increased costs, or otherwise adversely affect our business, financial condition and results of operations.

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of chemicals, gases and other hazardous substances used in our manufacturing processes, air emissions, waste discharges, waste disposal, as well as the investigation and remediation of soil and ground water contamination.  A recent directive in the European Union imposes a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment.  Additional European legislation will ban the use of some heavy metals including lead and some flame retardants in electronic components beginning in July 2006.  We are in the process of implementing procedures to comply with this new legislation.  However, this legislation may adversely affect our manufacturing costs or product sales by requiring us to acquire costly equipment or materials, or to incur other significant expenses in adapting our manufacturing processes or waste and emission disposal processes.     Furthermore, environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition and results of operations.

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

If our operating results do not improve in the future and we violate any financial or reporting covenant in our credit agreement and receive a notice of default letter from our bank group, our credit line could become unavailable, and any amounts outstanding could become immediately due and payable. If we were unsuccessful in securing a waiver of such violation or an amendment to our credit agreement, we might have to restrict $66.1 million of our cash to cover the outstanding standby letters of credit issued under the credit agreement. This would have a material and adverse impact on our liquidity.

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

Three institutional investors own approximately 49% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the Quantum DLT® and Storage Systems shares they currently own, that may cause our stock price to be more volatile.  For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity.  In these situations, selling pressure outweighs buying demand and our stock price has declined.

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

We manufacture and sell our products in a number of different markets throughout the world. As a result of our global manufacturing and sales operations, we are subject to a variety of risks that are unique to businesses with international operations of a similar scope, including the following:

•	Adverse movement of foreign currencies against the U.S. dollar (the currency in which our results are reported);

•	Import and export duties and value-added taxes;
•	Import and export regulation changes that could erode our profit margins or restrict our exports;
•	Potential restrictions on the transfer of funds between countries;
•	Inflexible employee contracts in the event of business downturns; and
•	The burden and cost of complying with foreign laws.

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

Our cash equivalents and short-term investments consist primarily of short-term fixed income investments and money market funds.  The main objective of these investments is safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would result in an approximate $1.6 million annual decrease in interest income.

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

ITEM 8.          Financial Statements and Supplementary Data

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	For the year ended March 31,

	2005	2004	2003

Product revenue	$670,194	$677,259	$684,156
Royalty revenue	123,974	131,125	186,653

Total revenue	794,168	808,384	870,809
Cost of revenue	558,689	556,725	603,646

Gross margin	235,479	251,659	267,163

Operating expenses:
Research and development	96,680	103,471	111,926
Sales and marketing	87,029	97,844	100,454
General and administrative	49,784	54,824	71,266
Goodwill impairment	-	-	58,689
Special charges	11,521	15,212	24,200
Purchased in-process research and development	-	-	7,802

	245,014	271,351	374,337

Loss from operations	(9,535)	(19,692)	(107,174)
Equity investment write-downs	-	-	(17,061)
Interest income and other, net	8,612	8,917	11,481
Interest expense	(11,212)	(17,617)	(24,419)
Loss on debt extinguishments	-	(2,565)	-

Loss before income taxes	(12,135)	(30,957)	(137,173)
Income tax provision (benefit)	(8,639)	32,758	(5,085)

Loss from continuing operations	(3,496)	(63,715)	(132,088)

Discontinued operations:
Income (loss) from NAS discontinued operations, net of income taxes	-	1,693	(37,909)

Income (loss) from discontinued operations	-	1,693	(37,909))

Loss before cumulative effect of an accounting change	(3,496)	(62,022)	(169,997)
Cumulative effect of an accounting change	-	-	(94,298)

Net Loss	$(3,496)	$(62,022)	$(264,295)

Loss per share from continuing operations
Basic	$(0.02)	$(0.36)	$(0.81)
Diluted	$(0.02)	$(0.36)	$(0.81)

Income (loss) per share from discontinued operations
Basic	$-	$0.01	$(0.23)
Diluted	$-	$0.01	$(0.23)

Cumulative effect per share of an accounting change
Basic	$-	$-	$(0.58)
Diluted	$-	$-	$(0.58)

Net income (loss) per share
Basic	$(0.02)	$(0.35)	$(1.63)
Diluted	$(0.02)	$(0.35)	$(1.63)

Weighted average common and common equivalent shares
Basic	181,111	176,037	162,208
Diluted	181,111	176,037	162,208

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	March 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$225,136	$214,607
Short-term investments	25,000	50,800
Accounts receivable, net of allowance for doubtful accounts of $8,962 and $9,988	128,627	117,397
Inventories	67,091	48,343
Service inventories	55,216	51,258
Deferred income taxes	11,361	27,514
Other current assets	47,300	36,625

Total current assets	559,731	546,544

Long-term assets:
Property and equipment, less accumulated depreciation	42,716	40,377
Purchased technology, less accumulated amortization	55,075	44,729
Other intangible assets, less accumulated amortization	12,944	16,145
Goodwill	47,178	45,690
Other long-term assets	6,970	12,073

Total long-term assets	164,883	159,014

	$724,614	$705,558

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$81,447	$67,341
Accrued warranty	37,738	38,015
Short-term debt	-	537
Accrued compensation	28,068	24,420
Income taxes payable	10,001	18,305
Accrued special charges	7,704	8,483
Deferred revenue	20,489	17,531
Other accrued liabilities	57,510	37,252

Total current liabilities	242,957	211,884

Long-term liabilities:
Deferred income taxes	10,974	27,125
Convertible subordinated debt	160,000	160,000

Total long-term liabilities	170,974	187,125

Commitments and contingencies

Stockholders' equity:
Preferred stock:
Preferred stock, 20,000,000 shares authorized;	-	-
no shares issued as of March 31, 2005 and March 31, 2004
Common stock:
Common stock, $0.01 par value; 1,000,000,000 shares authorized;
183,875,344 and 180,317,992 shares issued and outstanding as of
March 31, 2005 and 2004, respectively	1,839	1,804
Capital in excess of par value	260,570	253,317
Retained earnings	45,101	48,597
Accumulated other comprehensive income	3,173	2,831

Stockholders' equity	310,683	306,549

	$724,614	$705,558

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,

	2005	2004	2003
Cash flows from operating activities:
Loss from continuing operations including cumulative effect of an accounting change	$(3,496)	$(63,715)	$(226,386)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Cumulative effect of an accounting change (SFAS No. 142 adjustment)	-	-	94,298
Purchased in-process research and development	-	-	7,802
Depreciation	22,195	29,702	36,791
Amortization	20,270	20,479	15,530
Goodwill write-down	-	-	58,689
Deferred income taxes	2	20,890	(19,124)
Compensation related to stock incentive plans	1,423	507	1,544
Equity investment write-down	-	-	17,061
Impairment of manufacturing facility	-	2,001	-
Changes in assets and liabilities:
Accounts receivable	18,291	16,363	17,351
Inventories	1,152	13,392	41,800
Accounts payable	(1,520)	(37,154)	34,467
Income taxes payable	(9,264)	3,610	(15,687)
Accrued warranty	(5,044)	(11,567)	1,067
Other assets and liabilities	(17,749)	3,429	(31,220)

Net cash provided by (used in) operating activities of continuing operations	26,260	(2,063)	33,983
Net cash used in operating activities of discontinued operations	-	-	(16,358)

Net cash provided by (used in) operating activities	26,260	(2,063)	17,625

Cash flows from investing activities:
Purchases of short-term investments	(2,958,185)	(2,183,510)	(724,925)
Proceeds from sale of short-term investments	2,983,985	2,229,710	627,925
Proceeds from sale of facility	5,137	-	-
Proceeds from sale of equity investment	5,138	-	11,000
Proceeds from disposition of property and equipment	-	-	801
Purchases of property and equipment	(19,792)	(22,264)	(18,525)
Payments made in connection with business acquisitions, net of cash acquired	(35,831)	-	(4,965)

Net cash provided by (used in) investing activities of continuing operations	(19,548)	23,936	(108,689)
Net cash provided by investing activities of discontinued operations	-	-	4,709

Net cash provided by (used in) investing activities	(19,548)	23,936	(103,980)

Cash flows from financing activities:
Receipt of payment on receivable from Maxtor Corporation	-	95,833	-
Settlement of 7% convertible subordinated notes	-	(287,500)	-
Issuance of 4.375% convertible subordinated notes (net of commissions and expense)	-	155,069	-
Principal payments of short-term debt	(2,048)	-	(41,363)
Proceeds from issuance of common stock, net	5,865	7,598	5,477

Net cash provided by (used) in financing activities of continuing operations	3,817	(29,000)	(35,886)
Net cash provided by financing activities of discontinued operations	-	-	97

Net cash provided by (used in) financing activities	3,817	(29,000)	(35,789)

Increase (decrease) in cash and cash equivalents from continuing operations	10,529	(7,127)	(110,592)
Decrease in cash and cash equivalents from discontinued operations	-	-	(11,552)

Net increase (decrease) in cash and cash equivalents	10,529	(7,127)	(122,144)
Cash and cash equivalents at beginning of period	214,607	221,734	343,878

Cash and cash equivalents at end of period	$225,136	$214,607	$221,734

The accompanying notes are an integral part of these Consolidated Financial Statements.

	For the year ended March 31,

	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,820	$21,811	$15,885

Income taxes, net of refunds	$1,390	$9,426	$(28,131)

Notes payable issued in respect of M4 Data (Holdings) Ltd. acquisition	$1,511	$976	$-

Common Stock issued for achievement of certain earn out provisions of Benchmark Storage Innovations Inc. acquisition	$-	$3,591	$-

Value of common stock tendered in satisfaction of employees' income taxes on vesting of employee stock options	$16	$351	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balances as of March 31, 2002	156,968	$1,570	$188,907	$374,914	$(4,890)	$560,501
Comprehensive loss:
Loss from continuing operations	-	-	-	(132,088)	-	(132,088)
Loss from discontinued operations, net	-	-	-	(37,909)	-	(37,909)
Cumulative effect of an accounting change	-	-	-	(94,298)	-	(94,298)

Net loss						(264,295)
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	6,007	6,007

Comprehensive loss						(258,288)
Shares issued under employee stock purchase plan	2,218	22	3,972	-	-	3,994
Shares issued under employee stock option plans, net	208	2	(3,319)	-	-	(3,317)
Shares issued in connection with business acquisitions	16,058	161	50,058	-	-	50,219
Stock compensation expense	-	-	2,053	-	-	2,053

Balances as of March 31, 2003	175,452	1,755	241,671	110,619	1,117	355,162
Comprehensive loss:
Loss from continuing operations	-	-	-	(63,715)	-	(63,715)
Income from discontinued operations, net	-	-	-	1,693	-	1,693

Net loss						(62,022)
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	1,714	1,714

Comprehensive loss						(60,308)
Shares issued under employee stock purchase plan	2,792	28	5,385	-	-	5,413
Shares issued under employee stock option plans, net	1,015	10	2,256	-	-	2,266
Shares issued in connection with business acquisitions	1,058	11	3,498	-	-	3,509
Stock compensation expense	-	-	507	-	-	507

Balances as of March 31, 2004	180,317	1,804	253,317	48,597	2,831	306,549
Comprehensive loss:
Net loss	-	-	-	(3,496)		(3,496)
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	342	342

Comprehensive loss						(3,154)
Shares issued under employee stock purchase plan	2,191	20	4,630	-	-	4,650
Shares issued under employee stock option plans, net	1,367	15	1,180	-	-	1,195
Stock compensation expense	-	-	1,423	-	-	1,423
Tax benefits related to stock option plans	-	-	20	-	-	20

Balances as of March 31, 2005	183,875	$1,839	$260,570	$45,101	$3,173	$310,683

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:            Description of Business

Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) has two data storage business segments: the Tape Drive business and the Storage Systems business. The Tape Drive business designs, develops, manufactures, licenses, services, and markets tape drives (DLTtape®, DLTtape®VS, Super DLTtape®, LTO, DAT/DDS, and Travan drives) and media cartridges (DLTtape®, Super DLTtape®, and LTO ultriummedia cartridges). The Storage Systems business consists of tape automation systems and services and disk-based backup systems.

In April 2001, Quantum completed the acquisition of M4 Data (Holdings) Ltd., (“M4 Data”) a privately held data storage company based in the United Kingdom, to leverage M4 Data’s complementary high performance and scalable tape automation products and technologies. In November 2002, Quantum completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”), a privately held company. The acquisition enabled Quantum to expand its tape business by adding Benchmark’s complementary products. In March 2003, Quantum completed the acquisition of the remaining outstanding shares of SANlight Inc. (“SANlight”) that it did not already own. The acquisition provided Quantum with software technology and expertise that it can leverage in its disk-based enhanced backup solutions.  In January 2005, Quantum completed the acquisition of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape backup drives and data protection solutions.

Quantum sold its Network Attached Storage (“NAS”) business, which was part of Storage Systems, to SNAP Appliance, Inc. (formerly known as Broadband Storage, Inc.), a privately held company, in October 2002. Prior to disposing of the NAS business, Quantum had engaged in the NAS business following the acquisition of Meridian Data, Inc., in September 1999 and of certain assets of Connex in August 2001.  Quantum was also in the hard disk drive business, which it operated as the Hard Disk Drive group (“HDD”). This business was acquired by Maxtor Corporation (“Maxtor”) on April 2, 2001.

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

The accompanying Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

When elements such as hardware and services are contained in a single arrangement, or in related arrangements with the same customer, Quantum allocates revenue to the separate elements based on relative fair value provided Quantum has fair value for all elements of the arrangement. If in an arrangement Quantum has fair value for undelivered elements but not the delivered element, Quantum defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements.  Undelivered elements typically include installation and services.  If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

Warranty expense and liability

Quantum generally warrants its products against defects for 12 to 48 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue is recognized.

The estimates of future product failure rates are based on both historical product failure data and anticipated future failure rates. Similarly, the estimates of future costs of repair are based on both historical data and anticipated future costs.

Inventory Valuation

Quantum’s inventory is stated at the lower of cost or market, with cost computed on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from Quantum’s estimates.

Service Inventories

Quantum values its service inventories at the lower of cost or market. Service inventories consists of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use on a temporary or permanent basis while the defective unit is being repaired. Cost is determined by the FIFO method and includes direct material, direct labor, factory overhead and other direct costs. Market is “net realizable value”, which, for components, is replacement cost or the cost of acquiring similar products from vendors. For finished goods, market value is the estimated selling price less costs to complete and dispose of the inventories.

Quantum carries service inventories because Quantum provides product warranty for 12 to 48 months and earns revenue by providing repair service outside this warranty period. Quantum initially records its service inventories at cost and evaluates the difference, if any, between cost and market at the end of each quarter.

Quantum records write-downs for the amount that cost of service inventories exceeds its estimated market value. No adjustment is required when market value exceeds cost.

Goodwill and Intangible Assets

As a result of adopting SFAS No. 142 Goodwill and Other Intangible Assets on April 1, 2002, Quantum discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS No. 142 and is reviewed annually thereafter in the fourth quarter, or more frequently when indicators of impairment are present. Refer to Note 4 “Cumulative Effect of an Accounting Change” and Note 6 “Goodwill and Intangible Assets” for a discussion of the impact of adopting and applying SFAS No. 142.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. Intangible assets are amortized over their estimated useful lives, which range from 3 months to 10 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

In the fourth quarter of fiscal year 2003, Quantum became subject to SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, which superseded the Emerging Issues Tas Force (“EITF”) Issue No. 94-3Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period.

In the second quarter of fiscal year 2005, severance charges may be accounted for SFAS No. 112 Employers’ Accounting for Postemployment Benefits since we currently have a benefit plan with defined termination benefits based on years of service.

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

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $20.7 million, $16.3 million, and $22.6 million in fiscal years 2005, 2004 and 2003, respectively.

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

Investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. All of our investments are classified as available-for-sale and are carried at fair market value.  Realized gains and losses and declines in value judged to be other-than-temporary are recorded in other income or expense. The cost of securities sold is based on the specific identification method.

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

Concentration of Credit Risk

Sales to the top five customers in fiscal year 2005 represented 52% of revenue, compared to 51% of revenue in fiscal year 2004 and 39% of revenue in fiscal year 2003. Sales to Hewlett-Packard were 22% of revenue in fiscal year 2005, compared to 26% of revenue in fiscal year 2004, and combined sales to Hewlett-Packard and Compaq represented 22% of revenue in fiscal year 2003. Sales to Dell increased to 17% of revenue in fiscal year 2005, compared to 14% of revenue in fiscal year 2004 and less than 10% of revenue in fiscal year 2003.  These sales concentrations do not include revenues from sales of Quantum’s media that was sold directly to these customers by Quantum’s licensees, for which Quantum earns royalty revenue, or revenues from sales of tape libraries sold directly to these customers by Quantum’s other OEM tape drive customers.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the assets.  In general, estimated useful lives are two to 10 years for machinery, equipment, and furniture, and 25 years for buildings.  Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter.

Advertising Expense

Quantum expenses advertising costs as incurred. Advertising expense from continuing operations for the years ended March 31, 2005, 2004, and 2003, was $9.6 million, $8.6 million, and $8.6 million, respectively.

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

Pro forma information regarding net loss and net loss per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock awards (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of FAS 123, as amended by SFAS 148 Accounting for Stock-Based Compensation —Transition and Disclosure. Stock-based awards have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with FAS 123, in arriving at an option valuation.

For purposes of pro forma disclosures, the estimated fair value of Quantum’s employee stock options is amortized to expense over the vesting period of the option. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows.  In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net loss.  For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions or to awards made below fair market value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards.  Quantum’s pro forma net loss and net loss per share follows:

(in thousands, except per-share data)	For the year ended March 31,

	2005	2004	2003

Reported net loss	$(3,496)	$(62,022)	$(264,295)
Add back employee stock option expense	509	238	1,141
Option fair value amortization, net of tax effects	(11,743)	(17,187)	(19,420)

Pro forma net loss	$(14,730)	$(78,971)	$(282,574)

Pro forma net loss per share:
Basic	$(0.08)	$(0.45)	$(1.74)

Diluted	$(0.08)	$(0.45)	$(1.74)

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

Quantum could be materially affected if Hewlett-Packard or Dell, which accounted for 22% and 17%, respectively, of Quantum’s revenue in fiscal year 2005, experiences a significant drop in its storage business revenue due to customer loss, or if Hewlett-Packard or Dell decided to significantly reduce or cancel its orders from Quantum. Quantum also faces future uncertainties since Hewlett-Packard owns a competing LTO brand of tape drive and media. This sales concentration does not include revenues from sales of Quantum’s media that was sold directly to Hewlett-Packard by Quantum’s licensees, for which Quantum earns royalty revenue, or revenues from sales of tape libraries sold directly to Hewlett-Packard by Quantum’s other OEM tape drive customers.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation and was $3.2 million and $2.8 million as of March 31, 2005 and March 31, 2004, respectively.

Recent Accounting Pronouncements

In October 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.  This issue addresses when contingently convertible instruments should be included in diluted earnings per share computations. The pronouncement is effective for reporting periods ending after December 15, 2004. The adoption of this standard did not have an impact on the Company’s computation of diluted earnings per share.

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

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.   For more information regarding the repatriation of Quantum’s foreign earnings, refer to Note 14 “Income Taxes” to the Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 Accounting for Stock-Based Compensation ("SFAS 123") and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Quantum is required to adopt SFAS 123R in fiscal year 2007, beginning April 1, 2006. Under SFAS 123R, Quantum must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include a modified-prospective and a modified-retroactive adoption options. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R Quantum is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on Quantum's consolidated results of operations and earnings per share. Quantum has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Note 3:            Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share:

(In thousands, except per-share data)	For the year ended March 31,

	2005	2004	2003

Numerator
Loss from continuing operations	$(3,496)	$(63,715)	$(132,088)
Income (loss) from discontinued operations	-	1,693	(37,909)
Cumulative effect of an accounting change	-	-	(94,298)

Net loss	$(3,496)	$(62,022)	$(264,295)

Denominator
Weighted average shares outstanding used to
compute basic and diluted net loss per share	181,111	176,037	162,208

Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.36)	$(0.81)
Income (loss) from discontinued operations	-	0.01	(0.23)
Cumulative effect of an accounting change	-	-	(0.58)

Basic and diluted net loss per share	$(0.02)	$(0.35)	$(1.63)

The computations of diluted net loss per share for the periods presented excluded the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•

7% convertible subordinated notes issued in July 1997, which were convertible into 6,206,152 shares of Quantum common stock (or 21.587 shares per $1,000 note), and into 4,716,676 shares of Maxtor common stock (or 16.405 shares per $1,000 note).   Quantum used the net proceeds from the sale of 4.375% convertible notes to redeem its 7% convertible subordinated notes in August 2003.

•	Options to purchase 31.4 million shares, 33.8 million shares, and 33.2 million shares of Quantum common stock were outstanding as of March 31, 2005, March 31, 2004, and March 31, 2003, respectively.

Note 4:            Cumulative Effect of an Accounting Change

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

Note 6 “Goodwill and Intangible Assets” provides additional disclosure on the impact to Quantum’s Consolidated Financial Statements as a result of applying SFAS No. 141 and SFAS No. 142.

Note 5:            Acquisitions

Acquisitions have been recorded using the purchase method of accounting and the results of operations are included in Quantum’s consolidated results as of the date of each acquisition.  Quantum allocates the purchase price of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IR&D”), based on their estimated fair values.  The excess purchase price over those fair values is recorded as goodwill.  The excess fair values over the purchase price is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except (a) financial assets other than investments accounted for by the equity method, (b) assets to be disposed of by sale, (c) deferred tax assets, (d) prepaid assets relating to pension or other postretirement benefit plans, and (e) any other current assets.

Certance Holdings

On January 5, 2005, Quantum acquired all of the shares of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape backup drives and data protection solutions, for $60 million in cash paid to the Certance shareholders plus $2.5 million for the direct costs of the acquisition.  Under the terms of the acquisition, the total consideration payable by us upon acquisition was approximately $60 million, of which approximately $40 million was paid as of March 31, 2005.  Approximately $5.8 million will be held back and retained by us and subsequently deposited into escrow on the eight month anniversary of the closing date, as security for certain indemnity obligations of the Certance equityholders under the Agreement.  The remaining $14.2 million will be paid in the first quarter of fiscal year 2006.

With the acquisition, Quantum will offer end-users a broad range of tape technology choices for meeting their individual backup, recovery and archive needs.  The acquisition will also enhance Quantum's tape drive and media business by expanding its product and intellectual property portfolio, broadening its end-user customer base and further strengthening its revenue- and cash-generating foundation.

Quantum assigned Certance’s tape drive and media products into the Tape Drive segment and Certance’s autoloader product into the Storage Systems segment.

The preliminary purchase price at the time of the acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

(in thousands)	Preliminary Purchase Price Allocation

Current assets	$68,010
Property, plant and equipment	4,248
Long-term assets	2,261
Purchased Technology & Intangibles:
Existing technology	24,368
Customer lists	1,601
Order backlog and other	196

Total assets acquired	100,684
Current liabilities *	36,399
Long-term liabilities	1,980

Total liabilities assumed	38,379

Net assets acquired	$62,305

* Current liabilities include approximately $3.7 million of the restructuring liability are included as an element of the purchase price allocation as part of the Certance acquisition in fiscal year 2005.  The restructuring liability related to the severance benefits for pre-merger Certance employees at the time of the acquisition and the facility charges for certain vacant facilities in the United Kingdom.

We have currently not identified any material pre-merger contingencies where a liability is probable and the amount of the liability can be reasonably estimated.

If information becomes available to us prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.  Furthermore, the preliminary nature of the purchase price allocation is also based upon the final determination of restructuring costs and completion of the Certance integration plan.

The intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from 3 months for order backlog to seven years for existing technology.

The following unaudited pro forma financial information presents the combined results of operations of Quantum and Certance as if the acquisition had occurred on Apri1 1, 2003.

(in thousands, except per-share data)	For the year ended March 31,

	2005	2004

Revenue	$925,918	$1,031,488
Loss from continuing operations	(8,067)	(9,656)
Net income (loss)	964	(57,348)
Basic and diluted net income (loss) per share from continuing operations	$0.01	$(0.33)

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

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

Under the terms of the agreement, Quantum, which held a minority interest in Benchmark, acquired all the outstanding Benchmark common stock, preferred stock, options and warrants in consideration for approximately $67.5 million. The consideration consisted of $11.0 million in cash and 13.1 million shares of common stock given to the former shareholders of Benchmark. The agreement requires Quantum to issue up to an additional 1.9 million shares of common stock under the purchase agreement if certain performance milestones are achieved in the first year after the completion of the acquisition.  During fiscal years 2004 and 2003, 1.0 million shares and 0.9 million shares were issued, respectively, as a result of the achievement of quarterly milestones.  In fiscal years 2004 and 2003, goodwill has been adjusted for earn-out.  There were no employee stock options or warrants assumed as a result of the acquisition.

Quantum assigned Benchmark’s tape drive and media products into the Tape Drive business and Benchmark’s autoloader product into the Storage Systems business.

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

Note 6:            Goodwill and Intangible Assets

As a result of adopting SFAS No. 142 Goodwill and Other Intangible Assets on April 1, 2002, Quantum recorded an accounting change adjustment of $94.3 million in the first quarter of fiscal year 2003, of which $68.5 million related to continuing operations, and a goodwill impairment charge of $58.7 million in the second quarter of fiscal year 2003 related to the Storage Systems group. The impairment charge recorded in the second quarter of fiscal year 2003 was attributable to the Storage Systems group and was primarily caused by the deterioration in the market values of comparable companies, and to a lesser extent, by a reduction in anticipated future cash flows. The fair value of the Storage Systems group was calculated using a combination of a discounted cash flow analysis involving projected data, and a comparable market approach, which involved a comparison with companies also in the tape automation business.

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In applying these criteria, Quantum transferred $2.9 million of assembled workforce from intangible assets to goodwill in the first quarter of fiscal year 2003.

The following table summarizes goodwill by acquisition:

(in thousands)	As of March 31,

	2005	2004	Change	Segment

ATL Products, Inc. (acquired October 1998)	$7,711	$7,711	$-	Storage Systems
M4 Data	6,222	4,734	1,488	Storage Systems
Benchmark (allocated to Tape Drive)	23,948	23,948	-	Tape Drive
Benchmark (allocated to Storage Systems)	9,297	9,297	-	Storage Systems

	$47,178	$45,690	$1,488

The increase in goodwill in fiscal year 2005 compared to fiscal year 2004 represents additional contingent consideration to be paid under the earn out provisions of the acquisition agreement.  Debentures for $1.5 million will be issued in fiscal year 2006.

Acquired intangible assets are amortized over their estimated useful lives, which range from 3 months to 10 years. Management, in estimating the useful lives of intangible assets, considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;
•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and
•	The ability to leverage core technology into new tape automation products, and to therefore extend the lives of these technologies.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized:

(in thousands)	As of March 31, 2005			As of March 31, 2004

	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$108,968	$(53,893)	$55,075	$84,600	$(39,871)	$44,729
Trademarks	22,560	(12,857)	9,703	22,560	(9,879)	12,681
Non-compete agreements	2,516	(2,516)	-	2,516	(2,091)	425
Customer lists	15,754	(12,513)	3,241	14,100	(11,720)	2,380
Assembled workforce	4,082	(4,082)	-	4,082	(3,423)	659

	$153,880	$(85,861)	$68,019	$127,858	$(66,984)	$60,874

Net goodwill and intangible assets as of March 31, 2005 and March 31, 2004 represented approximately 16% and 15% of total assets, respectively.  The goodwill and intangible asset balances, net of amortization, as of March 31, 2005 and March 31, 2004 were $115.2 million and $106.6 million, respectively.  Amortization expense related to finite-lived purchased intangible assets was approximately $18.9 million in fiscal year 2005, $18.5 million in fiscal year 2004, and $14.0 million in fiscal 2003.

The total expected future amortization related to intangible assets is provided in the table below:

(in thousands)	Amortization

Fiscal year 2006	$21,676
Fiscal year 2007	17,019
Fiscal year 2008	13,389
Fiscal year 2009	7,252
Fiscal year 2010	8,683

Total as of March 31, 2005	$68,019

Note 7:            Special Charges

In fiscal years 2005, 2004, and 2003, Quantum took steps to reduce costs in an effort to return to profitability. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Outsourcing manufacturing
•	Consolidating most of the operations supporting our two business segments
•	Reducing other general expenses, including consolidating and streamlining operations and administrative functions.

The Company is considering future restructuring actions in order to streamline business and lower costs, and these actions may result in special charges in fiscal year 2006.

The following tables show the special charges for fiscal years 2005, 2004, and 2003:

(in thousands)	For the year ended March 31,

By expense type	2005	2004	2003

Severance costs	$9,465	$8,967	$21,642
Facilities	1,996	4,979	1,628
Fixed assets	60	1,266	930

Total	$11,521	$15,212	$24,200

By cost reduction actions
Outsource certain manufacturing and service functions	$2,540	$6,800	$11,000
Consolidate the operations supporting our two business segments	8,970	5,300	13,200
Other general expense reduction	11	3,112	-

Total	$11,521	$15,212	$24,200

Fiscal year 2005

Outsource certain manufacturing and service

•	A charge of $2.5 million was recorded primarily for severance for 69 employees who were terminated as a result of outsourcing certain manufacturing and write-offs of fixed assets related to this plan.

Consolidation of the operations supporting the two business segments

•

In the first quarter of fiscal year 2005, a charge of $3.9 million was recorded, of which $3.0 million related to severance for 98 employees, impacting most Quantum functions and locations.  The remaining $0.9 million related to vacant facilities in the United Kingdom.

•

In the second quarter of fiscal year 2005, a charge of $3.2 million was recorded primarily for severance benefits and severance related costs for 89 employees, impacting most Quantum functions and locations, particularly manufacturing outsourcing in the United Kingdom and research and development consolidation.

•	In the third quarter of fiscal year 2005, a net charge of $0.6 million was recorded for the following:
	•	$0.8 million was recorded for severance benefits and severance related costs for 26 employees impacting most Quantum functions and locations.
	•	$0.9 million was recorded for our facilities in Boulder, Colorado and Colorado Springs, Colorado as a result of changes to the original assumptions.
	•	$0.2 million was reversed as the costs were lower than originally anticipated for a facility in San Jose, California.
	•	$0.9 million was reversed because estimated severance costs were lower than originally anticipated.

•	In the fourth quarter of fiscal year 2005, a net charge of $1.3 million was recorded for the following:
•

$0.9 million was recorded for severance benefits and severance related costs for 23 employees relating to the Certance acquisition at Quantum’s facilities in Irvine, California; Colorado Springs, Colorado; San Jose, California; United Kingdom and France.

	•	$1.2 million was also recorded primarily for separation costs related to Quantum’s former Chief Operating Officer.
	•	$0.3 million was recorded for change in facility assumptions in United Kingdom and Boulder, Colorado.
	•	$1.1 million was reversed because Quantum ultimately terminated fewer employees than expected.

Fiscal year 2004

Outsource certain manufacturing and service

•

A charge of $2.1 million was recorded, which related to severance for 92 employees who were terminated as a result of outsourcing certain manufacturing to Jabil in Mexico from Quantum in the United Kingdom.  An additional charge of $1.0 million was recorded to write-off fixed assets related to this plan.

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

Consolidation of the operations supporting the two business segments

•

In November 2003, Quantum recorded a charge of $5.3 million as a part of a plan to consolidate most of the operations supporting Quantum’s Tape Drive and Storage Systems business into one organization with consolidated operational functions and a combined sales force. The charge included severance benefits for 113 employees located in Colorado Springs, Colorado; Irvine, California; San Jose, California; and in the United Kingdom and vacant facility charges.

Other general expense reductions

•

A net charge of $3.1 million was recorded primarily for vacant facilities in Boulder, Colorado and following the renegotiation and extension of an operating lease associated with vacant space (refer to Note 16 “Commitments and Contingencies.”)

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
•

A charge of $3.3 million was recorded for headcount reductions as part of the integration of Benchmark under a plan to avoid any net increase in headcount following the acquisition, which resulted in a reduction to Quantum’s existing headcount. The charge related to severance benefits for 75 employees.

•	A charge of $3.4 million was recorded in order to reduce future operating costs through a headcount reduction. The charge related to severance benefits for 74 employees.
•

A special charge of $2.5 million was recorded, which related to severance costs for 41 employees. The severance costs were mostly related to the elimination of engineering in the UK and reduced sales staff in Japan.

•	A net charge of $0.2 million was recorded for vacant facilities’ costs.

The following tables show the activity and the estimated timing of future payouts for cost reduction plans:

(in thousands)	Severance and Benefits	Facilities	Fixed assets	Other	Total

Balance as of March 31, 2002	$4,337	$18,635	$-	$1,255	$24,227
Provision	21,727	2,752	930	-	25,409
Cash payments	(25,000)	(15,638)	-	(495)	(41,133)
Non-cash charges	(109)	-	(930)	-	(1,039)
Special charge reversal	(85)	(1,124)	-	-	(1,209)

Balance as of March 31, 2003	870	4,625	-	760	6,255
Provision	9,306	5,164	1,266	-	15,736
Cash payments	(6,431)	(2,909)	-	(760)	(10,100)
Non-cash charges	(789)	(2,048)	(1,266)	-	(4,103)
Special charge reversal	(339)	(185)	-	-	(524)

Balance as of March 31, 2004	2,617	4,647	-	-	7,264
Provision	11,716	2,441	-	60	14,217
Cash payments	(8,216)	(2,879)	-	(60)	(11,155)
Non-cash charges and other	(210)	284	-	-	74
Special charge reversal	(2,251)	(445)	-	-	(2,696)

Balance as of March 31, 2005	$3,656	$4,048	$-	$-	$7,704

Estimated timing of future payouts:
Fiscal Year 2006	$3,656	$2,620	$-	$-	$6,276
Fiscal Year 2007 to 2008	-	1,428	-	-	1,428

	$3,656	$4,048	$-	$-	$7,704

The $7.7 million remaining special charge accrual as of March 31, 2005 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during fiscal year 2006.  The facilities charges related to vacant facilities in Irvine, California; Colorado Springs, Colorado; Boulder, Colorado; and Basingstoke, United Kingdom will be paid over the respective lease terms, which continue through the third quarter of fiscal year 2008.

Note 8:            Financial Instruments

Available-for-Sale Securities

The following is a summary of Quantum’s available-for-sale securities, all of which are classified as cash equivalents or short-term investments:

(in thousands)	As of March 31,

	2005	2004

Certificates of deposit	$199,902	$179,681
Money market funds	17,000	25,681
Corporate commercial paper and bank notes	25,000	50,800
Other	8,234	9,245

	$250,136	$265,407

Included in cash and cash equivalents	$225,136	$214,607
Included in short-term investments	25,000	50,800

	$250,136	$265,407

The difference between the amortized cost of available-for-sale securities and fair value was immaterial as of March 31, 2005 and March 31, 2004. There were no unrealized gains or losses on available-for-sale securities in fiscal years 2005 and 2004. As of March 31, 2005, the average available-for-sale portfolio duration was less than 45 days and no securities had maturities longer than one year.

Derivative Financial Instruments

Quantum did not utilize foreign currency forward exchange contracts in fiscal years 2005 and 2004 and there were no foreign currency forward contracts outstanding as of March 31, 2005 or March 31, 2004.

Carrying Amount and Fair Values of Financial Instruments

The estimated fair values of Quantum’s borrowings are summarized as follows:

(in thousands)	As of March 31, 2005		As of March 31, 2004

	Carrying Value	Fair Value	Carrying Value	Fair Value

Short-term debt	$-	$-	$537	$537
Convertible subordinated debt	160,000	148,800	160,000	192,441

	$160,000	$148,800	$160,537	$192,978

The carrying value of the short-term debt approximates fair value due to the short-term nature of debt. The fair values for the convertible subordinated debt were based on the quoted market price at the balance sheet dates.

Note 9:            Inventories, Service Inventories and Property, Plant and Equipment

Inventories consisted of:

(in thousands)	As of March 31,

	2005	2004

Materials and purchased parts	$21,035	$18,264
Work in process	7,088	1,597
Finished goods	38,968	28,482

	$67,091	$48,343

Service inventories consisted of:

(in thousands)	As of March 31,

	2005	2004

Component parts	$30,369	$16,037
Finished units	24,847	35,221

	$55,216	$51,258

Property, plant and equipment consisted of:

(in thousands)	As of March 31,

	2005	2004

Machinery and equipment	$131,070	$146,542
Furniture and fixtures	7,456	6,659
Buildings and leasehold improvements	27,034	26,549
Land	257	257

	$165,817	$180,007
Less accumulated depreciation and amortization	(123,101)	(139,630)

	$42,716	$40,377

Note 10:           Accrued Warranty and Indemnifications

Accrued Warranty

The following table details the change in the accrued warranty balance:

(in thousands)	Fiscal Year

	2005	2004

Balance as of April 1	$38,015	$49,582
Additional warranties issued	29,532	20,894
Adjustments for warranties issued in prior fiscal years	3,073	6,385
Settlements made in cash	(32,882)	(38,846)

Balance as of March 31	$37,738	$38,015

Quantum warrants its products against defects for periods ranging from 12 to 48 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Quantum’s estimate of future costs to satisfy warranty obligations is primarily based on estimates of future failure rates and its estimates of future costs of repair including materials consumed in the repair, and labor and overhead amounts necessary to perform the repair.

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

Indemnifications

Quantum has off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2005, Quantum did not record a liability associated with these guarantees, as Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

Note 11:          Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(in thousands)	As of March 31,

	2005	2004

Short-term debt (M4 Data (Holdings) Ltd. debentures)	$-	$537
Convertible subordinated debt	160,000	160,000

	$160,000	$160,537

	For the year ended March 31,

	2005	2004

Weighted average interest rate	4.378%	5.86%

Convertible subordinated debt

On July 30, 2003, Quantum issued 4.375% convertible subordinated notes in the aggregate principal amount of $160.0 million due in 2010 in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holder at any time prior to maturity, unless previously converted, into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. Quantum cannot redeem the notes prior to August 5, 2008. Quantum received net proceeds from the notes of $155.1 million after deducting commissions and expenses. In August 2003, Quantum used the net proceeds from the sale of the notes plus cash to redeem its 7% convertible subordinated notes due in 2004.

Short-term debt (M4 Data debentures)

Quantum acquired all the outstanding stock of M4 Data on April 12, 2001 for approximately $58.0 million in consideration. The purchase agreement also included additional contingent consideration to be paid annually from 2002 through 2005 based on future revenues, which may result in additional debentures being issued.  Debentures of $0.5 million were issued in the first quarter of fiscal year 2004 based on revenues in the preceding fiscal year and were paid after being called by the holders in the first quarter of fiscal year 2005.  Debentures of $1.5 million were issued in the second quarter of fiscal year 2005 based on revenues in the preceding fiscal year and were paid after being called by the holders in January 2005.

The debentures are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The debentures do not contain financial covenants, reporting covenants or cross default provisions.

Credit line

In December 2002, Quantum entered into a secured senior credit facility with a group of banks, providing Quantum with a $100.0 million revolving credit line and a $50.0 million synthetic lease that contains the same financial covenants as the revolving credit line.  In March 2004, Quantum amended the secured senior credit facility to extend the maturity to March 2006 and adjusted several covenant requirements.  In January 2005, Quantum amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition. The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  In May 2005, the synthetic lease was amended to reduce the letter of credit obligation to the lessor from $37.5 million to $25 million. As of May 26, 2005, $66.1 million of this revolving credit line is committed to standby letters of credit, of which $25 million secures Quantum’s obligation to the lessor under its synthetic lease (see Note 16 “Commitments and Contingencies”).

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line.  There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of March 31, 2005, Quantum was in compliance with all of the credit line covenants.

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

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stock in open market or private transactions. As of March 31, 2005, there was approximately $87.9 million remaining on Quantum’s authorization to repurchase Quantum common stock, although Quantum’s ability to repurchase is restricted under its credit facility.

Note 13:          Stock Incentive Plans

(i)         Stock Compensation Expenses

Quantum recorded $1.4 million, $0.5 million, and $1.5 million for stock compensation expense for fiscal years 2005, 2004, and 2003, respectively.  $1.5 million for fiscal year 2003 includes $0.3 million for stock compensation expense related to the disposition of HDD.  $0.3 million reflected the vesting of DSS options and DSS restricted stock grants that were converted from HDD options and HDD restricted stock grants, respectively, on April 2, 2001, the date of disposition of HDD to Maxtor.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.  Quantum had 4.9 million shares, 4.0 million shares, and 4.0 million shares of unvested restricted stock as of March 31, 2005, March 31, 2004, and March 31, 2003, respectively.

(ii)        Stock Incentive Plans

Long-Term Incentive Plan

Quantum has a Long-Term Incentive Plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. The Plan has reserved for future issuance 37.7 million shares of stock and allows for an annual increase in the number of shares available for issuance, subject to a limitation.  As of March 31, 2005, 13.0 million shares of stock were available for grant.  Options under the Plan generally expire seven to ten years from the grant date and generally vest over four years.  Restricted stock granted under the Plan is subject to forfeiture if employment terminates prior to the release of the restrictions and generally vests over two to three years.

In fiscal years 2005, 2004 and 2003, Quantum granted 1.6 million, 45,000 and 11,000 shares, respectively, of Quantum Corporation restricted stock under the Plan at an exercise price of $0.01 per share.

Supplemental Stock Plan

Quantum has a Supplemental Stock Plan (the “SSOP”), which is not approved by its stockholders, that provides for the issuance of stock options and stock purchase rights (collectively referred to as “options”) to employees and consultants of Quantum. The SSOP has reserved for future issuance 8.0 million shares of stock. Options under the SSOP generally vest over two to four years and expire ten years after the grant date. Restricted stock granted under the SSOP is subject to forfeiture if employment terminates prior to the release of the restrictions and generally vests over two to three years.

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

Stock Option Plans

Quantum has other stock option plans (the “Plans”) under which 4.7 million shares of common stock were reserved for future issuance as of March 31, 2005 to employees, officers and directors of Quantum.  Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. Options currently expire seven to ten years from the grant date and generally vest ratably over one to four years. As of March 31, 2005, options with respect to 2.8 million shares of stock were available for grant.

In fiscal years 2005 and 2004, Quantum granted 6,000 and 0.1 million shares of Quantum Corporation restricted stock under the Plans at an exercise price of $0.01 per share.  No shares of restricted stock were granted under the Plans in fiscal year 2003.

A summary of activity relating to Quantum’s stock option plans follows:

	For the year ended March 31,

	2005		2004		2003

	Options (000's)	Weighted- Avg. Exercise Price	Options (000's)	Weighted- Avg. Exercise Price	Options (000's)	Weighted- Avg. Exercise Price

Outstanding at beginning of period	33,855	$6.39	33,174	$7.46	27,590	$10.51
Granted	6,517	$2.14	9,000	$3.22	17,767	$4.32
Canceled	(7,499)	$7.39	(7,235)	$7.95	(11,467)	$10.20
Exercised	(1,441)	$0.83	(1,084)	$2.41	(716)	$2.20

Outstanding at end of period	31,432	$5.52	33,855	$6.39	33,174	$7.46

Exercisable at end of period	21,433	$6.79	19,302	$8.08	16,522	$9.55

The following tables summarize information about options outstanding and exercisable as of March 31, 2005:

Range of Exercise Prices			Outstanding as of March 31, 2005 (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable as of March 31, 2005 (000's)	Weighted Average Exercise Price

$0.96	-	$2.93	7,581	$2.51	6.57	2,679	$2.29
$2.95	-	$3.44	7,964	$3.05	5.37	5,460	$3.03
$3.53	-	$6.70	7,303	$5.52	6.48	4,926	$5.96
$6.75	-	$10.93	6,483	$9.27	4.57	6,273	$9.25
$11.25	-	$24.11	2,101	$14.22	4.69	2,095	$14.23

			31,432	$5.52	5.70	21,433	$6.79

Expiration dates ranged from April 2, 2005 to August 1, 2015 for options outstanding at March 31, 2005. Employee stock options issued by Quantum generally have contractual lives of 10 years. However, in accordance with Swiss laws, employee stock options issued to Quantum’s Swiss employees have contractual lives of 11 years. Prices for options exercised during the three-year period ended March 31, 2005, range from $0.01 to $7.72.

Proceeds received by Quantum from exercises are credited to common stock and capital in excess of par value.

Stock Purchase Plan

Quantum has an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 38.2 million shares authorized for issuance under the plan, 4.7 million were available for issuance as of March 31, 2005. Employees purchased 2.2 million shares, 2.8 million shares and 2.2 million shares of Quantum Corporation common stock under the Purchase Plan in fiscal years 2005, 2004 and 2003, respectively.

The weighted average exercise price of Quantum Corporation stock purchased under the Purchase Plan was $2.12, $1.95 and $1.79, in fiscal years 2005, 2004 and 2003, respectively.

(iii)       Pro forma information

Quantum follows SFAS No. 123 Accounting for Stock-Based Compensation and as permitted, elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose the pro forma effects of the plans on net income and earnings per share. With the exception of option conversions that were related to the disposition of the HDD business, grants of restricted stock and stock option modifications, all options have been issued at fair market value and therefore no compensation expense has been recognized for the stock option plans and the employee stock purchase plans.

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

The fair value of options granted in fiscal years 2005, 2004 and 2003 reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Long-Term Incentive Plan, Supplemental Plan and Stock Option Plans			Stock Purchase Plan

	For the year ended March 31,			For the year ended March 31,

	2005	2004	2003	2005	2004	2003

Option life (in years)	3.07	2.32	3.01	1.25	1.39	1.33
Risk-free interest rate	3.26%	1.82%	1.48%	2.21%	1.62%	2.19%
Stock price volatility	0.76	0.80	0.68	0.73	0.72	0.69
Dividend yield	-	-	-	-	-	-

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

The following is a summary of weighted-average grant date fair values:

	For the year ended March 31,

	2005	2004	2003

Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Option Plans	$1.44	$1.51	$1.94
Shares granted under the Stock Purchase Plan	$1.26	$1.28	$2.13

Note 14:          Income Taxes

The income tax provision (benefit) for continuing operations consists of the following:

(in thousands)	As of March 31,

	2005	2004	2003

Federal:
Current	$(11,922)	$128	$-
Deferred	-	10,440	(11,571)

	(11,922)	10,568	(11,571)
State:
Current	395	245	479
Deferred	-	11,303	(3,644)

	395	11,548	(3,165)
Foreign:
Current	2,886	11,445	13,169
Deferred	2	(803)	(3,518)

	2,888	10,642	9,651

Income tax provision (benefit)	$(8,639)	$32,758	$(5,085)

The income tax provision (benefit) from continuing operations differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as follows:

(in thousands)	As of March 31,

	2005	2004	2003

Benefit at federal statutory rate	$(4,247)	$(10,243)	$(48,010)
State income tax (benefit) and related valuation allowance,
net of federal benefit, if any.	395	11,548	(2,151)
Unbenefited net operating losses	4,090	19,379	-
Valuation allowance	-	10,440	-
Foreign Taxes	3,045	1,506	-
Research and development credit	-	-	(2,460)
Acquired in-process research and development	-	-	2,730
U.S tax provided on foreign earnings	-	-	22,583
Non-deductible goodwill write-off	-	-	20,541
Net release of contingent tax reserves	(15,595)	-	-
Taxes on dividend repatriation	3,500	-	-
Other	173	128	1,682

	$(8,639)	$32,758	$(5,085)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows:

(in thousands)	As of March 31,

	2005	2004

Deferred tax assets:
Inventory valuation methods	$8,322	$9,187
Accrued warranty expense	12,260	14,861
Distribution reserves	4,541	3,639
Loss carryforwards	45,392	61,282
Foreign tax and research and development credit carryforwards	203,222	79,433
Special charge accruals	3,397	2,942
Other accruals and reserves not currently deductible for tax purposes	10,555	19,431
Depreciation and amortization methods	24,085	25,520

	$311,774	$216,295
Less valuation allowance	(211,957)	(75,191)

Deferred tax asset	$99,817	$141,104

Deferred tax liabilities:
Acquired intangibles	(14,889)	(16,584)
Tax on unremitted foreign earnings	(67,659)	(119,637)
Other	(16,882)	(4,494)

Deferred tax liability	$(99,430)	$(140,715)

Net deferred tax asset	$387	$389

The tax benefits associated with nonqualified stock options, disqualifying dispositions of incentive stock options and employee stock purchase plan shares had an immaterial impact in reducing taxes currently payable or increasing the deferred tax assets shown above in fiscal year 2005.  There was no impact in fiscal years 2004 and 2003.  Such benefits will be credited to equity when realized.  Of the $212.0 million and $75.2 million valuation allowances for fiscal years 2005 and 2004, $8.4 million and $7.1 million, respectively, relate to the tax benefits of employee stock plans, the benefit of which will be credited to stockholders’ equity if realized.

Pretax loss from foreign operations was $0.4 million for fiscal year 2005, compared to an income of $26.1 million and a loss of $0.5 million for fiscal years 2004 and 2003, respectively.

A Settlement Agreement with Maxtor was executed on December 23, 2004, and included a Mutual General Release and Global Settlement Agreement with Maxtor Corporation, the corporation to which Quantum sold its former hard disk drive business on April 2, 2001.  Under the Settlement Agreement, Quantum and Maxtor:

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
•

Section 1 of the Tax Sharing Agreement provided for the sharing of the tax liabilities of the hard disk drive business acquired by Maxtor and the business retained by Quantum for periods prior to April 2, 2001.  Prior to the Settlement Agreement, Quantum and Maxtor disputed the operation of this section.  Under the Settlement Agreement all claims arising under this section are released and the section is terminated in its entirety.

•

Section 3(a) of the Tax Sharing Agreement provided for Maxtor’s indemnity of Quantum for various taxes attributable to periods prior to April 2, 2001.  Under the Tax Sharing Agreement, this indemnity obligation was limited to the sum of $142,000,000 plus 50% of the excess over $142,000,000.  Under the Settlement Agreement, Maxtor’s remaining tax indemnity liability under section 3(a) for all tax claims is limited to $8,760,000.  This amount is based upon Quantum’s belief that this is the maximum amount of potential remaining tax liabilities which could be due to various taxing authorities throughout the world.  As a result of the Settlement Agreement, the company has recorded a reduction in a contingent tax accrual of 15.6 million.

The American Jobs Creation Act of 2004 provides an 85% dividend received deduction for certain dividends paid from controlled foreign corporations.  The Company currently intends to pay a dividend from foreign subsidiaries as provided under the Act, and has provided $3.5 million for the associated U.S. tax.

As of March 31, 2005, Quantum had federal net operating loss and tax credit carryforwards of approximately $107.3 million and $129.0 million, respectively. These carryforwards expire in varying amounts between fiscal years 2006 and 2025 if not previously utilized.  These carryforwards include $6.1 million of acquired net operating losses and $0.9 million of credits, the utilization of which is limited under the tax law ownership change provisions.

Due to Quantum’s history of net losses, and the difficulty in predicting future results, Quantum believes that it cannot rely on projections of future taxable income to realize the deferred tax assets.  Accordingly, the company has established a full valuation allowance against its U.S. net deferred tax assets.

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

Note 15:          Litigation

On April 15, 2003, Storage Technology Corporation (“StorageTek”) filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in a tape drive. The suit seeks a permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. The parties have completed discovery, but trial has not yet been scheduled.  The parties conducted a hearing during the week of March 21, 2005 on StorageTek’s motion for a preliminary injunction, which was subsequently denied by the court.  Quantum believes that StorageTek’s patents are invalid and Quantum intends to defend itself vigorously. Given the inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute.

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

On August 8, 2003, a class action lawsuit was filed against Quantum in the Superior Court of the State of California for the County of San Francisco. Hitachi Maxell, Ltd., Maxell Corporation of America, Fuji Photo Film Co., Ltd., and Fuji Photo Film U.S.A., Inc. are named in the lawsuit as codefendants. The plaintiff, Franz Inc., alleges violation of California antitrust law, violation of California unfair competition law, and unjust enrichment. Franz Inc. charges, among other things, that the defendants entered into agreements and conspired to monopolize the market and fix prices for data storage tape compatible with DLT® tape drives.  Quantum denies the allegations of the complaint and intends to defend itself vigorously against the claims asserted by Franz. Franz seeks an order that the lawsuit be maintained as a class action and that defendants be enjoined from continuing the violations alleged in the complaint.  Franz also seeks compensatory damages, treble damages, statutory damages, attorneys' fees, costs, and interest. A class certification hearing has been scheduled for June 2005. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the litigation.

Exabyte Corporation filed a complaint against Certance LLC, a subsidiary of Quantum, for patent infringement with the United States District Court for the District of Colorado on October 5, 2004. The complaint asserts that Certance’s tape storage units, including the DAT 72 drives, infringe an Exabyte patent.  Exabyte also alleges inducement and contributory infringement. Certance is in the process of assessing Exabyte's claims and has tendered the action to Panasonic Shikoku Electronics Co., Ltd. (“PSEC”), formerly Matsushita Kotobuki Electronics, Ltd., for PSEC’s defense and indemnification under certain agreements that Certance has with PSEC.  PSEC has formally assumed the defense and indemnification of this claim.

Adverse resolution of any third party infringement claim or other litigation could subject Quantum to substantial liabilities and require Quantum to refrain from manufacturing and selling certain products, which could have a material adverse effect on Quantum’s business.  In addition, the costs incurred in intellectual property litigation and other litigation can be substantial, regardless of the outcome.

Note 16:          Commitments and Contingencies

Lease Commitments

Quantum leases certain facilities under non-cancelable lease agreements. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

Rent expense was $14.6 million, $16.5 million, and $18.2 million for the fiscal years 2005, 2004, and 2003, respectively.   Sublease income was $1.2 million, $0.4 million, and $0.4 million for fiscal years 2005, 2004, and 2003, respectively.

Future minimum lease payments under operating leases are as follows and exclude sublease income of $1.5 million, $0.9 million, $0.9 million, $1 million and $0.6 million for fiscal years 2006, 2007, 2008, 2009 and thereafter, respectively:

For the year ended March 31,	(in thousands)
2006	$10,698
2007	8,531
2008	7,337
2009	4,626
Thereafter	12,186

Total future minimum lease payments	$43,378

Synthetic Lease

In August 1997, Quantum entered into a five-year synthetic lease agreement with a group of financial institutions (collectively, the “lessor”) for the construction and lease of a campus facility in Colorado Springs, Colorado, comprised of three buildings. The campus was the center of the Tape Drive business’ operations until the transfer of tape drive production to Penang, Malaysia in fiscal year 2002. The Colorado Springs facility now houses only administrative, research and development, procurement resources and testing and configuration operations located in two of the three buildings. The other building, which is not in use by Quantum, has been 60% sublet pursuant to a sublease agreement dated August 2004.  The lease for the three buildings is accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases.

In December 2002, Quantum renegotiated this lease, which now expires in December 2007. The total minimum lease payments from the first quarter of fiscal year 2006 until the scheduled expiration date in December 2007 are estimated to be approximately $6.0 million and approximate the lessor’s debt interest service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

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

As of March 31, 2005 Quantum issued non-cancelable purchase orders for $34.1 million to purchase finished goods from its contract manufacturers and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 17:          Business Segment Information and Geographic Information

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

Quantum evaluates segment performance based on operating income (loss) excluding special charges and other infrequent or unusual items.  Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(in thousands)	For the year ended March 31,

	2005			2004			2003

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Revenue	$493,449	$300,719	$794,168	$532,750	$275,634	$808,384	$643,697	$227,112	$870,809
Cost of revenue	330,904	227,785	558,689	344,647	212,078	556,725	437,481	166,165	603,646

Gross margin	162,545	72,934	235,479	188,103	63,556	251,659	206,216	60,947	267,163

Research and development	62,209	34,471	96,680	69,228	34,243	103,471	75,309	36,617	111,926
Sales and marketing	31,796	55,233	87,029	37,916	59,928	97,844	45,295	55,159	100,454
General and administrative	33,950	15,834	49,784	35,008	19,816	54,824	44,756	26,510	71,266
Special charges	5,548	5,973	11,521	7,970	7,242	15,212	12,938	11,262	24,200

Total operating expenses	133,503	111,511	245,014	150,122	121,229	271,351	178,298	129,548	307,846

Operating income (loss)	$29,042	$(38,577)	$(9,535)	$37,981	$(57,673)	$(19,692)	$27,918	$(68,601)	$(40,683)

Goodwill impairment			-			-			58,689
Purchased in-process
research and development			-			-			7,802

Reported loss from operations			$(9,535)			$(19,692)			$(107,174)

(In thousands)	As of March 31,

	2005			2004

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Inventories	$33,532	$33,559	$67,091	$15,651	$32,692	$48,343
Service inventories	$28,400	$26,816	$55,216	$33,636	$17,622	$51,258
Goodwill and intangibles, net	$59,463	$55,734	$115,197	$38,738	$67,826	$106,564

Product Information

Revenue for reportable segments is comprised of the following:

(in thousands)	For the year ended March 31,

	2005	2004	2003

Tape drives	$296,039	$326,528	$302,102
Tape media	73,436	75,097	154,942
Tape royalties	123,974	131,125	186,653

Tape drives	$493,449	$532,750	$643,697
Storage Systems	300,719	275,634	227,112

	$794,168	$808,384	$870,809

Geographic and Customer Information

Revenue and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the location of customers):

(in thousands)	For the year ended March 31,

	2005		2004		2003

	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets

United States	$450,968	$149,306	$488,268	$139,387	$527,523	$162,218
Europe	247,300	6,064	173,757	7,072	202,758	9,348
Asia Pacific	86,900	2,543	141,443	482	139,124	7,886
Latin America	9,000	-	4,916	-	1,404	-

	$794,168	$157,913	$808,384	$146,941	$870,809	$179,452

The following table shows two customers that accounted for 10% or more of Quantum’s revenue:

(in millions)		For the year ended March 31,

		2005		2004			2003

	Segment	Revenue	% of Revenue	Revenue	% of Revenue		Revenue	% of Revenue

Hewlett-Packard	Tape Drive	$173.9	22%	$208.5	26%		$193	22%
Dell	Tape Drive	$131.7	17%	$116.7	14%	$	*	*

*Dell accounted for less than 10% of Quantum’s revenue in fiscal year 2003.

Note 18:                      Unaudited Quarterly Financial Data

(in thousands, except per-share data)	For the year ended March 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$172,684	$180,045	$201,399	$240,040
Gross Margin	$58,048	$51,989	$60,051	$65,391
Net income (loss)	$(10,189)	$(6,143)	$16,285	$(3,449)

Income (loss) per share
Basic	$(0.06)	$(0.03)	$0.09	$(0.02)
Diluted	$(0.06)	$(0.03)	$0.08	$(0.02)

	For the year ended March 31, 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$202,215	$194,875	$205,383	$205,911
Gross Margin	$63,513	$58,157	$65,061	$64,928
Loss from continuing operations	$(9,346)	$(38,108)	$(6,476)	$(9,785)
Net loss	$(9,346)	$(38,108)	$(5,433)	$(9,135)
Loss per share from continuing operations:
Basic	$(0.05)	$(0.22)	$(0.04)	$(0.05)
Diluted	$(0.05)	$(0.22)	$(0.04)	$(0.05)

Note 19:          Related-Party Transactions

Quantum holds loans receivable from employees and officers of $1.1 million and $0.2 million as of March 31, 2005 and March 31, 2004, respectively. The loans are classified in other current assets or other long-term assets, depending on repayment terms, and bear interest at rates ranging from 6% to 8% per annum.

The loans have provisions for forgiveness based on continued employment and are generally forgiven on a straight-line basis over two years. The loan forgiveness is being recorded as compensation expense over the forgiveness period. In fiscal years 2005, 2004 and 2003, $0.8 million, $0.5 million and $0.5 million respectively, was recorded as compensation expense for loans forgiven.

We leased one of our facilities from one of our stockholders as a result of our acquisition of Benchmark.  The lease requires minimum annual rent of $0.8 million through August 2006.

Note 20:          Discontinued Operations

Disposition of the NAS Business

Quantum was previously engaged in the business of developing, manufacturing, and selling network attached storage solutions for the desktop, workgroups, and enterprises. The NAS products consisted primarily of server appliances that incorporated hard disk drives and an operating system designed to meet the requirements of entry, workgroup, and enterprise computing environments, where multiple computer users access shared data files over a local area network.

On October 7, 2002, Quantum entered into an agreement with a privately held third party to sell certain assets and assign certain contract rights related to its NAS business. The NAS assets that were sold included inventories for resale to customers, service inventories, fixed assets and intellectual property. The proceeds from the sale included approximately $4.7 million in cash, $3.9 million in restricted equity securities of the buyer with an option to acquire additional equity securities, a secured promissory note for $2.4 million issued by the buyer and the assumption by the buyer of $1.6 million of warranty liability in connection with the prior installed base of NAS products. The sale was completed on October 28, 2002.  The secured promissory note was settled in the first quarter of fiscal year 2004 in exchange for the third party acquirer assuming additional obligations.  The restricted equity securities were sold in the second quarter of fiscal year 2005 for $5.1 million.

The following table summarizes the results of the NAS business:

(in thousands)	For the year ended March 31,

	2005	2004	2003

Revenue	$-	$-	$19,899
Gross Profit	$-	$1,064	$(3,075)
Operating Expenses	$-	$(629)	$45,707
Income (loss) from discontinued operations	$-	$1,693	$(48,782)
Income (loss) before income taxes	$-	$1,693	$(48,633)
Income tax benefit	$-	$-	$(10,724)
Net income (loss) from discontinued operations	$-	$1,693	$(37,909)

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

The loss from operations in fiscal year 2003 included an impairment charge of $16.4 million and special charges of $11.7 million. In the second quarter of fiscal year 2003, Quantum determined that the sale of the NAS business was probable and wrote down the assets held for sale to fair value less cost to sell. The fair value of the assets held for sale was determined to be the proceeds from the sale. The resulting impairment charge related mainly to completed technology arising from the acquisitions of Meridian Data Inc. and certain assets of Connex. In the fiscal year 2003, Quantum recorded $11.7 million of special charges related to the consolidation of sales and marketing activities, including severance charges and vacant facilities charges associated with the sale of the NAS business.

There were no balances of current assets and current liabilities as of March 31, 2005 as a result of the disposition.

Note 21:          Savings and Investment Plan

Substantially all of the regular domestic employees are eligible to make contributions to Quantum’s 401(k) savings and investment plan. Quantum matches a percentage of the employees’ contributions and may also make additional discretionary contributions to the plan. Employer contributions were $2.8 million, $2.9 million, and $9.2 million in fiscal years 2005, 2004, and 2003 respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Quantum Corporation

We have audited the accompanying consolidated balance sheets of Quantum Corporation as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2, 4 and 6 to the Consolidated Financial Statements, in fiscal year 2003 Quantum Corporation changed its method of accounting for goodwill and other purchased intangible assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quantum Corporation’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
June 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Quantum Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Quantum Corporation (“the Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Certance Holdings (“Certance”), which was acquired on January 5, 2005.  As of and for the year ended March 31, 2005, total assets and net sales of Certance represented 15 % and 6% of consolidated total assets and net sales, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Certance.

In our opinion, management’s assessment that Quantum Corporation maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Quantum Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quantum Corporation as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005 of Quantum Corporation and our report dated June 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
June 8, 2005

QUANTUM CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged to expense	Deductions (i)	Balance at end of period

Allowance for doubtful accounts	(in thousands)
Year ended:
March 31, 2003	$6,233	$4,406	$(1,702)	$8,927
March 31, 2004	$8,927	$1,018	$43	$9,988
March 31, 2005	$9,988	$1,474	$(2,500)	$8,962

_______________

(i)   Uncollectible accounts written off, net of recoveries.

GAAP to Non-GAAP Reconciliation of Consolidated Statements of Operations

The following six pages present reconciliations of the consolidated statements of operations between GAAP and Non-GAAP for each quarter of fiscal year 2005 and for the full fiscal year.

Use of Non-GAAP Financial Measures

The non-GAAP financial measures that we use exclude the impact of numerous items, charges and expenses, including: acquisition-related intangible asset amortization, special charges, certain non-operating gains and losses, income tax benefit related to Maxtor settlement, release of an expired a liability, and related adjustments to provision for income taxes on Quantum’s operating results. These non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that the items excluded from non-GAAP financial measures are important components to consider in evaluating Quantum’s overall financial and operating performance.

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

GAAP TO NON-GAAP RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	Three Months Ended

	June 27, 2004			June 27, 2004

	GAAP	Adjustments	Notes	Non-GAAP

Product revenue	$142,382			$142,382
Royalty revenue	30,302			30,302

Total revenue	172,684			172,684
Cost of revenue	114,636	$(2,975)	A	111,661

Gross margin	58,048	2,975		61,023

Operating expenses:
Research and development	22,929	(398)	A	22,531
Sales and marketing	23,414	(875)	A	22,539
General and administrative	11,420	(125)	A	11,295
Special charges	6,410	(6,410)	B	-

	64,173	(7,808)		56,365

Income (loss) from operations	(6,125)	10,783		4,658
Interest income and other, net	1,463			1,463
Interest expense	(2,777)			(2,777)

Income (loss) before income taxes	(7,439)	10,783		3,344
Income tax provision	2,750			2,750

Net income (loss)	$(10,189)	$10,783		$594

Net income (loss) per share - diluted	$(0.06)	$0.06		$-

(in thousands)	Three Months Ended

	September 26, 2004			September 26, 2004

	GAAP	Adjustments	Notes	Non-GAAP
Product revenue	$153,586			$153,586
Royalty revenue	26,459			26,459

Total revenue	180,045			180,045
Cost of revenue	128,056	$(2,975)	A	125,081

Gross margin	51,989	2,975		54,964

Operating expenses:
Research and development	21,613	(398)	A	21,215
Sales and marketing	21,004	(875)	A	20,129
General and administrative	11,786	(125)	A	11,661
Special charges	3,176	(3,176)	B	-

	57,579	(4,574)		53,005

Income (loss) from operations	(5,590)	7,549		1,959
Interest income and other, net	2,651	(1,238)	C	1,413
Interest expense	(2,774)			(2,774)

Income (loss) before income taxes	(5,713)	6,311		598
Income tax provision	430			430

Net income (loss)	$(6,143)	$6,311		$168

Net income (loss) per share - diluted	$(0.03)	$0.03		$-

GAAP TO NON-GAAP RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	Three Months Ended

	December 26, 2004			December 26, 2004

	GAAP	Adjustments	Notes	Non-GAAP

Product revenue	$170,492			$170,492
Royalty revenue	30,907			30,907

Total revenue	201,399			201,399
Cost of revenue	141,348	$(3,044)	A	138,304

Gross margin	60,051	3,044		63,095

Operating expenses:
Research and development	21,239	(400)	A	20,839
Sales and marketing	20,093	(878)	A	19,215
General and administrative	13,335	(132)	A	13,203
Special charges	641	(641)	B	-

	55,308	(2,051)		53,257

Income from operations	4,743	5,095		9,838
Interest income and other, net	2,387			2,387
Interest expense	(2,755)			(2,755)

Income before income taxes	4,375	5,095		9,470
Income tax provision (benefit)	(11,910)	12,095	D	185

Net income	$16,285	$(7,000)		$9,285

Net income per share - basic	$0.09	$(0.04)		$0.05

Net income per share - diluted	$0.08	$(0.03)		$0.05

(in thousands)	Three Months Ended

	March 31, 2005			March31, 2005

	GAAP	Adjustments	Notes	Non-GAAP
Product revenue	$203,734			$203,734
Royalty revenue	36,306			36,306

Total revenue	240,040			240,040
Cost of revenue	174,649	$(6,126)	A, E	168,523

Gross margin	65,391	6,126		71,517

Operating expenses:
Research and development	30,899	(250)	A	30,649
Sales and marketing	22,518	(1,145)	A	21,373
General and administrative	13,243	2,371	A, F	15,614
Special charges	1,294	(1,294)	B	-

	67,954	(318)		67,636

Income (loss) from operations	(2,563)	6,444		3,881
Interest income and other, net	2,111			2,111
Interest expense	(2,906)			(2,906)

Income (loss) before income taxes	(3,358)	6,444		3,086
Income tax provision	91	-		91

Net income (loss)	$(3,449)	$6,444		$2,995

Net income (loss) per share - diluted	$(0.02)	$0.04		$0.02

GAAP TO NON-GAAP RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)	Twelve Months Ended

	March 31, 2005			March 31, 2005

	GAAP	Adjustments	Notes	Non-GAAP
Product revenue	$670,194			$670,194
Royalty revenue	123,974			123,974

Total revenue	794,168			794,168
Cost of revenue	558,689	$(15,120)	A, E	543,569

Gross margin	235,479	15,120		250,599

Operating expenses:
Research and development	96,680	(1,446)	A	95,234
Sales and marketing	87,029	(3,773)	A	83,256
General and administrative	49,784	1,989	A, F	51,773
Special charges	11,521	(11,521)	B	-

	245,014	(14,751)		230,263

Income (loss) from operations	(9,535)	29,871		20,336
Interest income and other, net	8,612	(1,238)	C	7,374
Interest expense	(11,212)			(11,212)

Income (loss) before income taxes	(12,135)	28,633		16,498
Income tax provision (benefit)	(8,639)	12,095	D	3,456

Net income (loss)	$(3,496)	$16,538		$13,042

Net income (loss) per share - diluted	$(0.02)	$0.09		$0.07

GAAP TO NON-GAAP RECONCILIATION OF CONSOLIDATED STATEMENTS OF OPERATIONS

Notes

A.         Amortization of intangible assets.

B.         Special charges mainly related to severance.

C.        Gain on sale of equity investment.

D.        Income tax benefit related to Maxtor settlement.

E.         IPR&D and impact of inventory valuation adjustment to fair value.

F.         Release expired liability.

ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.        Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications.  The report of Ernst & Young LLP, our independent registered public accounting firm, is set forth at the end of Part II, Item 8 of this Annual Report on Form 10-K.  This report addresses Ernst & Young LLP’s audit of our internal control over financial reporting as of March 31, 2005 and of management’s assessment of internal control over financial reporting set forth below.  This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Ernst Young LLP for a more complete understanding of the matters presented.

Evaluation of Disclosure Controls

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  This control evaluation was performed under the supervision and with the participation of management, including our CEO and CFO.  Disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on From 10-K is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, or the SEC.  Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our CEO and CFO have concluded that, subject to the inherent limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to management, including the CEO and the CFO, particularly during the time when our periodic reports are being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   As allowed pursuant to guidance from the Securities and Exchange Commission, we have excluded from our evaluation the internal control over financial reporting of Certance Holdings which we acquired on January 5, 2005.  As of and for the year ended March 31, 2005, net sales and total assets of Certance Holdings represented 6% of consolidated net sales and 15% of total assets, respectively.  Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included at the end of Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls or our internal control for financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls many be come inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

All services performed by Ernst & Young LLP in the fiscal year 2005 were approved by the Audit Committee of the Company, consistent with Quantum’s internal policy.

ITEM 9B.        Other information

None.

PART III

ITEM 10.        Directors and Executive Officers of the Registrant

The information required by this item with respect to Quantum’s directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in Quantum’s proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Quantum’s fiscal year ended March 31, 2005. For information pertaining to executive officers of Quantum, refer to the “Executive Officers of Quantum Corporation” section of Part I, Item 1 of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is http://www.quantum.com, and the code of ethics may be found by clicking “About Us” from the home page, selecting “Investor Relations” and then choosing “Corporate Governance.” Copies of the code are available free upon request by a stockholder.

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

ITEM 11.        Executive Compensation

The information required by this item is incorporated by reference to the information set forth in Quantum’s proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Quantum’s fiscal year ended March 31, 2005

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following discloses Quantum’s equity compensation plan information:

	Year ended March 31, 2005

	Number of shares to be issued upon exercise of outstanding options (5)	Weighted- average exercise price of outstanding options (2)	Number of Shares remaining available for future issuance (2) (5)

Stock Plans approved by stockholders (1) (4)	26,618	$5.29	42,433
Stock Plans not approved by stockholders (3)	4,814	$6.78	7,959

	31,432		50,392

_________

(1)

The 1993 Long-Term Incentive Plan provides for an annual increase to the number of shares available under the Plan equal to 4% of the total number of shares of Quantum Corporation common stock outstanding as at the end of the immediately preceding fiscal year.

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

(5)	In thousands.

The remaining information required by this item is incorporated by reference from Quantum’s proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Quantum’s fiscal year ended March 31, 2005.

ITEM 13.        Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in Quantum’s proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Quantum’s fiscal year ended March 31, 2005.

With the exception of the information incorporated in Items 10, 11, 13 and 14 of this Annual Report on Form 10-K, Quantum’s definitive Proxy Statement for Quantum’s 2005 Annual Meeting of Stockholders is not deemed “filed” as part of this Annual Report on Form 10-K.

ITEM 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in Quantum’s proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Quantum’s fiscal year ended March 31, 2005.

PART IV

ITEM 15.        Exhibits and Financial Statement Schedules

Upon written request, Quantum will provide, without charge, a copy of Quantum’sAnnual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for Quantum’s most recent fiscal year. All requests should be sent to:

    Investor Relations
    Quantum Corporation
    1650 Technology Drive Suite 800
    San Jose, California 95110
    408-944-4450

(a)	The following documents are filed as a part of this Report::

1.	Financial Statements—The Consolidated Financials Statements of Quantum Corporation are listed in the Index to Consolidated Financial Statements.

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

(b)	Exhibits

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001
3.2	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000
3.3	Amendment to Amended and Restated By-laws of Registrant, effective September 2, 2004.	10-Q	001-13449	3.3	November 3, 2004
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999
4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors.	10-K	001-13449	10.1	June 30, 2003
10.2	Form of Officer Change of Control Agreement, dated April 1, 2005, between Registrant and the Executive Officers (other than the Chief Executive Officer).	8-K	001-13449	10.2	April 7, 2005
10.3	Chief Executive Officer Change of Control Agreement, dated April 1, 2005, between Registrant and the Chief Executive Officer.	8-K	001-13449	10.1	April 7, 2005
10.4	Form of Director Change of Control Agreement, dated April 1, 2005, between Registrant and the Directors.	8-K	001-13449	10.3	April 7, 2005
10.5	1993 Long-Term Incentive Plan. *	Schedule TO	005-35818	99(d)(4)	June 4, 2001
10.6	Amendment No. 1 to 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.6	November 13, 2002
10.7	1993 Long-Term Incentive Plan Form of Stock Option Agreement. *	Schedule TO	005-35818	99(d)(5)	June 4, 2001
10.8	Nonemployee Director Equity Incentive Plan. *	Schedule 14A	001-13449	Appendix A	July 21, 2003
10.9	Nonemployee Director Equity Incentive Plan -Form of Restricted Stock Agreement *	10-K	001-13449	10.9	June, 14, 2004
10.10	Amended Employee Stock Purchase Plan. *	8-K	001-13449	10.1	November 18, 2004
10.11	Termination Agreement and General Release of All Claims, dated January 26, 2005, between the Company and John Gannon.	8-K	001-13449	10.1	January 27, 2005
10.12	Letter Agreement, dated December 16, 2003, between Registrant and George Kreigler.	10-K	001-13449	10.12	June 14, 2004
10.13	Key Leadership Performance Bonus Plan. *	10-K	001-13449	10.13	June 14, 2004
10.14	Form of Award Letter for Key Leadership Performance Bonus Plan. *	10-K	001-13449	10.14	June 14, 2004
10.15	Termination Agreement and General Release of All Claims, dated as of June 29, 2004, between Registrant and Michael J. Lambert. *	10-Q	001-13449	10.1	August 4, 2004
10.16	Employment Offer Letter, dated June 7, 2004, between Registrant and Edward J. Hayes, Jr. *	10-Q	001-13449	10.2	August 4, 2004
10.17	Employment Agreement, dated January 21, 2005, between the Company and Lew Frauenfelder. *	8-K	001-13449	10.2	January 27, 2005
10.18	Employment Agreement, dated as of September 25, 2003, between Registrant and Jerald L. Maurer.*	10-Q	001-13449	10.10	November 12, 2003
87
		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.19	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.20	Resale Registration Rights Agreement, dated July 30, 2003, between Registrant, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and McDonald Investments Inc.	S-3	333-109587	4.3	October 9, 2003
10.21	Credit Agreement, dated as of December 17, 2002, by and among Registrant, each lender, and Keybank National Association, as Administrative Agent and Issuing Lender.	10-Q	001-13449	10.3	February 12, 2003
10.22	First Amendment, dated as of January 31, 2003, to Credit Agreement, dated as of December 17, 2002, by and among Registrant, each Lender, and Keybank National Association, as Administrative Agent, Issuing Lender and Lender.	10-Q	001-13449	10.7	November 12, 2003
10.23	Second Amendment, dated as of July 21, 2003, to Credit Agreement, dated as of December 17, 2002, by and among Registrant, each Lender, and Keybank National Association, as Administrative Agent, Issuing Lender and Lender.	10-Q	001-13449	10.9	November 12, 2003
10.24	Third Amendment, dated as of March 30, 2004, to Credit Agreement, dated as of December 17, 2002, by and among Registrant, each Lender, and Keybank National Association, as Administrative Agent, Issuing Lender and Lender.	10-K	001-13449	10.24	June 14, 2004
10.25	Fourth Amendment, dated as of January 5, 2005, to Credit Agreement, dated as of December 17, 2002, by and among Registrant, Keybank National Association, Silicon Valley Bank, Comerica Bank and General Electric Capital Corporation.	8-K	001-13449	10.1	January 10, 2005
10.26	Master Lease, Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 17, 2002, between Selco Service Corporation, as Lessor, and Registrant, as Lessee.	10-Q	001-13449	10.1	February 12, 2003
10.27

First Amendment, dated January 31, 2003, to Master Lease, Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 17, 2002, between Selco Service Corporation, as Lessor, and Registrant, as Lessee.

		10-Q	001-13449	10.6 Attachment 1	November 12, 2003

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.28

Second Amendment, dated July 21, 2003, to Master Lease, Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 17, 2002, between Selco Service Corporation, as Lessor, and Registrant, as Lessee.

		10-Q	001-13449	10.8 Attachment 1	November 12, 2003
10.29	Third Amendment, dated March 30, 2004, to Master Lease, Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 17, 2002, between Selco Service Corporation, as Lessor, and Registrant, as Lessee.	10-K	001-13449	10.28	June 14, 2004
10.30	Fourth Amendment, dated as of January 5, 2005, to Master Lease, Deed of Trust With Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 17, 2002, between Selco Service Corporation, as Lessor, and Registrant, as Lessee.	8-K	001-13449	10.3	January 10, 2005
10.31	Participation Agreement, dated as of December 17, 2002, by and among Registrant, as Lessee, Selco Service Corporation, as Lessor, Comerica Bank-California, Fleet National Bank and Keybank National Association, as Participants, and Keybank National Association, as Agent for the Participants.	10-Q	001-13449	10.2	February 12, 2003
10.32	First Amendment, dated as of January 31, 2003, to Participation Agreement, dated as of December 17, 2002, by and among Registrant, as Lessee, Selco Service Corporation, as Lessor, Comerica Bank-California, Fleet National Bank and Keybank National Association, as Participants, and Keybank National Association, as Agent for the Participants.	10-Q	001-13449	10.6	November 12, 2003
10.33	Second Amendment, dated as of July 21, 2003, to Participation Agreement, dated as of December 17, 2002, by and among Registrant, as Lessee, Selco Service Corporation, as Lessor, Comerica Bank-California, Fleet National Bank and Keybank National Association, as Participants, and Keybank National Association, as Agent for the Participants.	10-Q	001-13449	10.8	November 12, 2003

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.34	Third Amendment, dated as of March 30, 2004, to Participation Agreement, dated as of December 17, 2002, by and among Registrant, as Lessee, Selco Service Corporation, as Lessor, Comerica Bank-California, Fleet National Bank and Keybank National Association, as Participants, and Keybank National Association, as Agent for the Participants.	10-K	001-13449	10.32	June 14, 2004
10.35	Fourth Amendment, dated as of January 5, 2005 to Participation Agreement, dated as of December 17, 2002, by and among Registrant, Selco Service Corporation, Comerica Bank and Keybank National Association.	8-K	001-13449	10.2	January 10, 2005
10.36	Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000 by and among Registrant, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits).	10-Q	001-13449	10.1	February 14, 2001
10.37	Tax Sharing and Indemnity Agreement by and among Quantum Corporation, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004
10.38	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005
10.39	Asset Purchase Agreement, dated as of August 29, 2002, by and between Quantum Peripherals (M) Sdn. Bhd. And Jabil Circuit Sdn. Bhd.	10-Q	001-13449	10.1	November 13, 2002
10.40	Master Supply Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.	10-Q	001-13449	10.4	February 12, 2003
10.41	Amendment, dated as of April 1, 2003, to Master Supply and Intellectual Property License Agreement, dated December 10, 2002, between Registrant and Jabil Circuit, Inc.	10-Q/A	001-13449	10.1	February 20, 2004
10.42	Amendment No. 2, dated as of December 23, 2003, to Master Supply and Intellectual Property License Agreement, dated December 10, 2002, between Registrant and Jabil Circuit, Inc.	10-K	001-13449	10.38	June 14, 2004
10.43	Repair Services Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.	10-Q	001-13449	10.5	February 12, 2003
10.44	Transition Services Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.	10-Q	001-13449	10.6	February 12, 2003
90
		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.45	Agreement and Plan of Merger, dated as of October 20, 2004, among Registrant, Certance Holdings, an exempted company organized under the laws of the Cayman Islands, New SAC, an exempted company organized under the laws of the Cayman Islands and the principal stockholder of Certance, and Quartz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant.	8-K	001-13449	10.1	October 25, 2004
10.46	Transaction Bonus and Severance Protection Agreement, dated as of January 4, 2005, between Certance LLC and Jim Wold. ‡
10.47	Employment Offer Letter, dated May 26, 2005, between the Company and Howard L. Matthews III	8-K	001-13449	10.1	June 2, 2005
10.48	Termination Agreement and General Release of All Claims, dated June 1, 2005, between the Company and George Kreigler III	8-K	001-13449	10.2	June 2, 2005
10.49	Transaction Bonus and Severance Protection Agreement, dated January 4, 2005, between Certance, LLC and Howard L. Matthews III	8-K	001-13449	10.3	June 2, 2005
10.50

Fifth Amendment, dated as of May 26, 2005 to Participation Agreement, dated as of December 17, 2002, by and among Registrant, Selco Service Corporation, Comerica Bank and Keybank National Association ‡

12.1	Ratio of Earnings to Fixed Charges. ‡
21	Quantum Subsidiaries. ‡
23.1	Consent of Independent Registered Public Accounting Firm. ‡
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

* Indicates management contract or compensatory plan, contract or arrangement.

‡ Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President, Finance and Chief Financial Officer

Dated: June 8, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Belluzzo and Edward J. Hayes, Jr., jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 8, 2005.

Signature	Title

/s/ RICHARD E. BELUZZO	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Richard E. Belluzzo

/s/ EDWARD J. HAYES, JR.	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Edward J. Hayes, Jr.

/s/ MICHAEL A. BROWN	Director

Michael A. Brown

/s/ ALAN L. EARHART	Director

Alan L. Earhart

/s/ EDWARD M. ESBER, JR.	Director

Edward M. Esber, Jr.

/s/ JOHN PARTRIDGE	Director

John Partridge

/s/ EDWARD J. SANDERSON, JR.	Director

Edward J. Sanderson, Jr.

/s/ MAGGIE WILDEROTTER	Director

Maggie Wilderotter

/s/ STEVEN C. WHEELRIGHT	Director

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

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)4 and 15d-15(e)4) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

designed such internal control over financial reporting ,or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation;  and

d)

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

Date: June 8, 2005

/s/ Richard E. Belluzzo

Richard E. Belluzzo
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward J. Hayes, Jr, certify that:

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

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

designed such internal control over financial reporting ,or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

d)

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

Date: June 8, 2005

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr.
Executive Vice President, Finance and
Chief Financial Officer

  Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard E. Belluzzo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Quantum Corporation, on Form 10-K for the fiscal year ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

Date: June 8, 2005

QUANTUM CORPORATION

/s/ RICHARD E. BELLUZZO

Richard E. Belluzo Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Edward J. Hayes, Jr., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Quantum Corporation, on Form 10-K for the fiscal year ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

Date: June 8, 2005

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President,Finance and Chief Financial Officer