Form 10-Q
period 2005-06-27
QUANTUM CORP /DE/
filed 2005-08-05
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2005

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

As of the close of business on August 1, 2005, approximately 184.2 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended

	June 27, 2005	June 27, 2004

Product revenue	$176,094	$142,382
Royalty revenue	30,543	30,302

Total revenue	206,637	172,684

Cost of revenue	149,195	114,636

Gross margin	57,442	58,048

Operating expenses:
Research and development	29,182	22,929
Sales and marketing	21,808	23,414
General and administrative	10,789	11,420
Special charges	(78)	6,410

	61,701	64,173

Loss from operations	(4,259)	(6,125)
Interest income and other, net	2,174	1,463
Interest expense	(2,791)	(2,777)

Loss before income taxes	(4,876)	(7,439)
Income tax provision	601	2,750

Net loss	$(5,477)	$(10,189)

Net loss per share
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

Weighted average common and common equivalent shares
Basic	182,868	179,713
Diluted	182,868	179,713

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
  (In thousands)

	June 27, 2005	March 31, 2005
	(Unaudited)	(1)

Assets
Current assets:
Cash and cash equivalents	$107,177	$225,136
Short-term investments	130,625	25,000
Accounts receivable, net of allowance for doubtful
accounts of $8,745 and $8,962	119,613	128,627
Inventories	70,217	67,091
Service inventories	53,911	55,216
Deferred income taxes	11,355	11,361
Other current assets	42,810	47,300

Total current assets	535,708	559,731

Long-term assets:
Property and equipment, less accumulated depreciation	42,651	42,716
Purchased technology, less accumulated amortization	49,702	55,075
Other intangible assets, less accumulated amortization	11,811	12,944
Goodwill	47,178	47,178
Other long-term assets	6,187	6,970

Total long-term assets	157,529	164,883

	$693,237	$724,614

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$76,808	$81,447
Accrued warranty	37,663	37,738
Accrued special charges	4,096	7,704
Other accrued liabilities	98,472	116,068

Total current liabilities	217,039	242,957

Long-term liabilities:
Deferred income taxes	10,979	10,974
Convertible subordinated debt	160,000	160,000

Total long-term liabilities	170,979	170,974

Commitments and contingencies

Stockholders' equity:
Common stock	262,524	262,409
Retained earnings	42,695	48,274

Stockholders' equity	305,219	310,683

	$693,237	$724,614

(1) Derived from the March 31, 2005 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2005.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (In thousands)
(Unaudited)

	Three Months Ended

	June 27, 2005	June 27, 2004

Cash flows from operating activities:
Net loss	$(5,477)	$(10,189)
Adjustments to reconcile net loss from to net cash
provided by (used in) operating activities:
Depreciation and amortization	11,151	10,469
Deferred income taxes	11	-
Compensation related to stock incentive plans	137	197
Changes in assets and liabilities:
Accounts receivable	9,014	10,486
Inventories	(3,126)	(7,060)
Accounts payable	(4,639)	(5,172)
Accrued warranty	(75)	(2,887)
Income taxes payable	(710)	549
Other assets and liabilities	1,598	9,902

Net cash provided by operating activities	7,884	6,295

Cash flows from investing activities:
Purchases of short-term investments	(601,200)	(685,900)
Proceeds from sale of short-term investments	495,575	681,900
Purchases of property and equipment	(5,867)	(2,809)
Payments made in connection with business acquisitions	(14,329)	-

Net cash used in investing activities	(125,821)	(6,809)

Cash flows from financing activities:
Principal payments of short-term debt	-	(537)
Payments made to repurchase common stock, net	(22)	-
Proceeds from issuance of common stock, net	-	392

Net cash used in financing activities	(22)	(145)

Net decrease in cash and cash equivalents	(117,959)	(659)
Cash and cash equivalents at beginning of period	225,136	214,607

Cash and cash equivalents at end of period	$107,177	$213,948

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$347	$330

Income taxes, net of refunds	$(319)	$1,111

Value of common stock tendered in satisfaction of employees'
income taxes on vesting of employee stock options	$72	$-

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

Note 1:    Description of Business

Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) has two data storage business segments: the Tape Drive business and the Storage Systems business. The Tape Drive business designs, develops, manufactures, licenses, services, and markets tape drives (DLT®, DLT®VS, Super DLT® LTO, DAT/DDS, and Travan drives) and media cartridges (DLTtape® Super DLTtape®, and LTO ultrium media cartridges). The Storage Systems business consists of tape automation systems and services and disk-based backup systems.

Note 2:    Pro Forma Stock Compensation Expense

As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”), Quantum accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, when the exercise price of its employee stock awards equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual stock awards. In general, the vesting period of these stock awards is graded.  Stock awards granted to non-employees are accounted for at fair value in accordance with the provisions of SFAS No. 123, with the associated value recognized over the vesting period of the award.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock awards (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of SFAS 123, as amended by SFAS 148 Accounting for Stock-Based Compensation —Transition and Disclosure. Stock-based awards have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS 123, in arriving at an option valuation.

For purposes of pro forma disclosures, the estimated fair value of Quantum’s employee stock options is amortized to expense over the vesting period of the option. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net loss. For purposes of this reconciliation, the Company adds back to previously reported net loss all stock-based employee compensation expense that relates to acquisitions or other awards made at below fair value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards.  Quantum’s pro forma net loss and net loss per share follow:

(In thousands, except per-share data)
	Three Months Ended

	June 27, 2005	June 27, 2004

Reported net loss	$(5,477)	$(10,189)
Option fair value amortization, net of tax effects	(1,928)	(3,859)

Pro forma net loss	$(7,405)	$(14,048)

Reported net loss per share	$(0.03)	$(0.06)
Net effect per share of option fair value amortization	(0.01)	(0.02)

Basic and diluted pro forma net loss per share	$(0.04)	$(0.08)

Under the Stock Option Plans, the weighted-average grant date fair values reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	June 27, 2005	June 27, 2004

Option life (in years)	3.26	3.16
Risk-free interest rate	3.73%	2.98%
Stock price volatility	0.71	0.80
Dividend yield	–	–
Weighted-average grant date fair values	$1.15	$1.57

Under the Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the fourth quarter of fiscal year 2005 and fiscal year 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2005	March 31, 2004

Option life (in years)	0.53	1.64
Risk-free interest rate	3.61%	1.73%
Stock price volatility	0.73	0.75
Dividend yield	–	–
Weighted-average grant date fair values	$1.00	$1.51

Note 3:    Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2005 has been derived from the audited financial statements at that date.  However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum for the fiscal year ended March 31, 2005, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 4:    Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share:

(In thousands, except per-share data)	For the Three Months Ended

	June 27, 2005	June 27, 2004

Net loss	$(5,477)	$(10,189)

Weighted average shares outstanding used to compute basic and diluted net loss per share	182,868	179,713

Basic and diluted net loss per share	$(0.03)	$(0.06)

The computations of diluted net loss per share for the periods presented excluded the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•	Options to purchase 33.5 million shares and 34.4 million shares of Quantum common stock that were outstanding at June 27, 2005, and June 27, 2004, respectively.

Note 5:    Special Charges

In fiscal years 2005 and 2004, Quantum took steps to reduce costs in an effort to return to profitability. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Outsourcing manufacturing
•	Consolidating most of the operations supporting our two business segments
•	Reducing other general expenses, including consolidating and streamlining operations and administrative functions.

The following tables show the type of activity for the three months ended June 27, 2005 and June 27, 2004.

(In thousands)	For the Three Months Ended

	June 27, 2005	June 27, 2004

By expense type
Severance and benefits	$(178)	$5,495
Facilities	100	855
Fixed assets	-	60

Total	$(78)	$6,410

By cost reduction actions
Outsource certain manufacturing and service functions	$-	$2,540
Consolidate the operations supporting our two business segments	(78)	3,859
Other general expense reduction	-	11

Total	$(78)	$6,410

First quarter fiscal year 2006

A $0.2 million charge was reversed because estimated severance costs were lower than originally anticipated.

A $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

First quarter fiscal year 2005

A charge of $5.5 million was recorded primarily for severance benefits and severance related costs for 98 employees located at Quantum’s facilities in Boulder, Colorado; Colorado Springs, Colorado; San Jose, California; Irvine, California; and in the United Kingdom.

A charge of $0.9 million was recorded for vacant facilities in the United Kingdom.

The following two tables show the activity and the estimated timing of future payouts for cost reduction plans (for a complete discussion of Quantum’s special charge activity in prior years, refer to Note 7 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2005):

(In thousands)	Severance and benefits	Facilities	Total

Balance as of March 31, 2005	$3,656	$4,048	$7,704
Tape Drive special charges	-	100	100
Storage Systems special charges	-	-	-
Cash payments	(2,348)	(1,114)	(3,462)
Non-cash charges	(47)	(21)	(68)
Special charge reversal	(178)	-	(178)

Balance as of June 27, 2005	$1,083	$3,013	$4,096

Estimated timing of future payouts:
Fiscal Year 2006	$1,083	$1,954	$3,037
Fiscal Year 2007 to 2008	-	1,059	1,059

	$1,083	$3,013	$4,096

The $4.1 million remaining special charge accrual as of June 27, 2005 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during fiscal year 2006.  The facilities charges related to vacant facilities in Irvine, California; Colorado Springs, Colorado; Boulder, Colorado; Shrewsbury, Massachusetts; and Basingstoke, United Kingdom will be paid over the respective lease terms, which continue through the third quarter of fiscal year 2008.

The Company is considering future restructuring in order to streamline its business and lower costs, and these actions may result in special charges in fiscal year 2006.

Note 6:  Acquisitions

Certance Holdings

On January 5, 2005, Quantum acquired all of the shares of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape backup drives and data protection solutions, for $60 million in cash paid to the Certance shareholders plus $2.5 million for the direct costs of the acquisition.  Under the terms of the acquisition, the total consideration payable by us upon acquisition was approximately $60 million, of which approximately $40 million was paid as of March 31, 2005.  Approximately $5.8 million will be held back and retained by us and subsequently deposited into escrow on the eight month anniversary of the closing date, as security for certain indemnity obligations of the Certance equityholders under the Agreement.  The remaining $14.2 million was paid in the first quarter of fiscal year 2006.

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

The preliminary purchase price at the time of the acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

(In thousands)	Preliminary Purchase Price Allocation March 31, 2005	Adjustments to Preliminary Purchase Price	Preliminary Purchase Price Allocation June 27, 2005

Current assets	$68,010	$1,223	$69,233
Property, plant and equipment	4,248	-	4,248
Long-term assets	2,261	-	2,261
Purchased Technology & Intangibles:
Existing technology	24,368	(1,148)	23,220
Customer lists	1,601	(75)	1,526
Order backlog and other	196	-	196

Total assets acquired	100,684	-	100,684

Current liabilities *	36,399	-	36,399
Long-term liabilities	1,980	-	1,980

Total liabilities assumed	38,379	-	38,379

Net assets acquired	$62,305	$-	$62,305

* Current liabilities include approximately $3.7 million of a restructuring liability related to the acquisition at March 31, 2005.  The restructuring liability related to the severance benefits for pre-merger Certance employees at the time of the acquisition and the facility charges for certain vacant facilities in the United Kingdom.

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

The intangible assets are being amortized on a straight-line basis over estimated useful lives generally ranging from two years to seven years.

Note 7:    Goodwill and Intangible Assets

The following table summarizes goodwill by acquisition as of June 27, 2005 and March 31, 2005:

	Goodwill	Segment

ATL Products, Inc. (acquired October 1998)	$7,711	Storage Systems
M4 Data	6,222	Storage Systems
Benchmark (allocated to Tape Drive)	23,948	Tape Drive
Benchmark (allocated to Storage Systems)	9,297	Storage Systems

	$47,178

Acquired intangible assets are amortized over their estimated useful lives, which generally range from two years to ten years.  In estimating the useful lives of intangible assets, management considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and
•	The ability to leverage core technology into new tape automation products and, therefore, to extend the lives of these technologies.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized:

(In thousands)	As of June 27, 2005			As of March 31, 2005

	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$107,820	$(58,118)	$49,702	$108,968	$(53,893)	$55,075
Trademarks	22,560	(13,608)	8,952	22,560	(12,857)	9,703
Non-compete agreements	2,516	(2,516)	-	2,516	(2,516)	-
Customer lists	15,679	(12,820)	2,859	15,754	(12,513)	3,241
Assembled workforce	4,082	(4,082)	-	4,082	(4,082)	-

	$152,657	$(91,144)	$61,513	$153,880	$(85,861)	$68,019

As of June 27, 2005 and March 31, 2005, net goodwill and intangible assets were $108.7 million and $115.2 million, respectively, and represented approximately 16% of total assets.

The total amortization expense related to intangible assets is provided in the table below:

(In thousands)
	Three Months Ended

	June 27, 2005	June 27, 2004

Purchased technology	$4,225	$3,189
Trademarks	751	741
Non-compete agreement	-	121
Customer lists	307	133
Assembled workforce	-	189

	$5,283	$4,373

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Nine months ended March 31, 2006	$16,129
Fiscal year 2007	16,817
Fiscal year 2008	13,215
Fiscal year 2009	7,078
Fiscal year 2010 and thereafter	8,274

Total as of June 27, 2005	$61,513

Note 8:  Inventories and Service Inventories

Inventories consisted of the following:

(In thousands)
	June 27, 2005	March 31, 2005

Materials and purchased parts	$27,126	$21,035
Work in process	4,589	7,088
Finished goods	38,502	38,968

	$70,217	$67,091

Service inventories consisted of the following:

(In thousands)
	June 27, 2005	March 31, 2005

Component parts	$31,989	$30,369
Finished units	21,922	24,847

	$53,911	$55,216

Note 9:  Accrued Warranty and Indemnifications

The following table details the quarterly change in the accrued warranty balance:

(In thousands)
	From March 31, 2005 to June 27, 2005	From March 31, 2004 to June 27, 2004

Beginning balance	$37,738	$38,015

Additional warranties issued	6,463	3,417
Adjustments for warranties issued in prior fiscal years	886	243
Settlements made in cash	(7,424)	(6,547)

Ending Balance	$37,663	$35,128

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

Indemnifications

Quantum has off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of June 27, 2005, Quantum did not record a liability associated with these guarantees because Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

Note 10:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(In thousands)
	June 27, 2005	March 31, 2005

Convertible subordinated debt	160,000	160,000

Weighted average interest rate	4.375%	4.375%

Convertible subordinated debt

On July 30, 2003, Quantum issued 4.375% convertible subordinated notes in the aggregate principal amount of $160 million due in 2010 in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holder at any time prior to maturity, unless previously converted, into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. Quantum cannot redeem the notes prior to August 5, 2008. Quantum received net proceeds from the notes of $155.1 million after deducting commissions and expenses.

Short-term debt (M4 Data debentures)

Per the purchase agreement for the acquisition of M4 Data in April 2001, Quantum expects that debentures issued in the future under the earn out provisions will be approximately $1.5 million.

Credit line

In December 2002, Quantum entered into a secured senior credit facility with a group of banks, providing Quantum with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line.  In March 2004, Quantum amended the secured senior credit facility to extend the maturity to March 2006 and adjusted several covenant requirements.  In January 2005, Quantum amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition. The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The amount we can borrow under the revolving credit facility is limited by the amount of accounts receivable and inventory.  As of June 29, 2005, $139.1 million of this revolving credit line is available. $27.4 million is committed to standby letters of credit, of which $25 million secures Quantum’s obligation to the lessor under its synthetic lease (see Note 14 “Commitments and Contingencies”).

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line.  There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of June 27, 2005, Quantum was in compliance with all of the credit line covenants.

Note 11:     Stock Incentive Plans

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) that provide for the issuance of stock options, stock appreciation rights, stock purchase rights, restricted stock awards and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. The Plans have reserved 57.7 million shares of stock for future issuance.  As of June 27, 2005, 24.2 million shares of stock were available for grant. Options under the Plans generally expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plans generally vests over two to three years.

A summary of activity relating to Quantum’s Plans follows:

	Options (In thousands)	Weighted-Avg. Exercise Price

Outstanding as of March 31, 2005	31,432	$5.52
Granted	3,392	$2.50
Exercised	(169)	$1.12
Canceled	(1,153)	$5.35

Outstanding as of June 27, 2005	33,502	$5.25

Exercisable as of June 27, 2005	22,304	$6.37

The following tables summarize information about options outstanding and exercisable as of June 27, 2005:

Range of Exercise Prices			Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable (In thousands)	Weighted Average Exercise Price

$0.96	-	$2.76	8,359	$2.42	6.56	2,252	$2.14
$2.80	-	$2.97	8,082	$2.95	5.02	5,584	$2.95
$2.98	-	$6.70	8,756	$5.10	6.39	6,246	$5.45
$6.75	-	$12.50	6,656	$9.42	4.36	6,582	$9.42
$12.50	-	$24.11	1,649	$14.76	4.13	1,640	$14.75

			33,502	$5.25	5.59	22,304	$6.37

The effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method is disclosed in Note 2 “Pro Forma Stock Compensation Expense”.

Note 12:    Income Taxes

The tax expense recorded for the three months ended June 27, 2005 and June 27, 2004 was $0.6 million and $2.8 million, respectively. The current quarter’s tax provision reflects foreign income taxes and state taxes.  Income tax substantially decreased due to the elimination of withholding taxes on royalty income based upon the new Japan -US Treaty, which became effective July 1, 2004.  The prior year’s provision reflects foreign withholding taxes as well as foreign income taxes and state taxes.

Note 13:    Litigation

On April 15, 2003, Storage Technology Corporation (“StorageTek”) filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in a tape drive. The suit seeks a permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. The parties have completed discovery, and a trial has been scheduled for February 27, 2006.  The parties conducted a hearing during the week of March 21, 2005 on StorageTek’s motion for a preliminary injunction, which was subsequently denied by the court.  Quantum believes that StorageTek’s patents are invalid and Quantum intends to defend itself vigorously. Given the inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute.

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

On August 8, 2003, a class action lawsuit was filed against Quantum in the Superior Court of the State of California for the County of San Francisco. Hitachi Maxell, Ltd., Maxell Corporation of America, Fuji Photo Film Co., Ltd., and Fuji Photo Film U.S.A., Inc. are named in the lawsuit as codefendants. The plaintiff, Franz Inc., alleges violation of California antitrust law, violation of California unfair competition law, and unjust enrichment. Franz Inc. charges, among other things, that the defendants entered into agreements and conspired to monopolize the market and fix prices for data storage tape compatible with DLT® tape drives.  Quantum denies the allegations of the complaint and intends to defend itself vigorously against the claims asserted by Franz. Franz seeks an order that the lawsuit be maintained as a class action and that defendants be enjoined from continuing the violations alleged in the complaint.  Franz also seeks compensatory damages, treble damages, statutory damages, attorneys' fees, costs, and interest. A class certification hearing has been scheduled for August 2005. Given the early stages and inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the litigation.

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

Note 14:     Commitments and Contingencies

Synthetic Lease

In December 2002, Quantum negotiated a five-year synthetic lease agreement with a group of financial institutions (collectively, the “lessor”) for a campus facility in Colorado Springs, Colorado, comprised of three buildings , which expires in December 2007. The lease for the three buildings is accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases.  The total minimum lease payments from the first quarter of fiscal year 2006 until the scheduled expiration date in December 2007 are estimated to be approximately $6.7 million and approximate the lessor’s debt interest service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

The lease is partially secured by a standby letter of credit issued under Quantum’s revolving line of credit and a blanket lien on all of the assets of Quantum. The revolving line of credit expires in March 2006.  At that time Quantum could be required to post cash collateral to secure the lease, unless other financial arrangements are made that are acceptable to the lessor.

The lease commitment requires Quantum to maintain specified financial covenants. If in future quarters Quantum were to fail to comply with these financial covenants and were unable to obtain a waiver, or amend the lease, for such non-compliance, the lessor could terminate the lease. This could result in Quantum having to purchase and/or cause a third party to purchase the facilities promptly and potentially at a substantial discount to their current appraised value.  There is a cross default provision between this facility and the credit line facility (refer to Note 10 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt”) such that a default on one facility constitutes a default on the other facility.

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

As of June 27, 2005 Quantum issued non-cancelable purchase orders for $81.6 million to purchase finished goods from its contract manufacturers and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 15:    Business Segment Information

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

Quantum evaluates segment performance based on operating income (loss) excluding special charges and other infrequent or unusual items.  Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(In thousands)	Three Months Ended

	June 27, 2005			June 27, 2004

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Revenue	$138,608	$68,029	$206,637	$105,329	$67,355	$172,684
Cost of revenue	95,142	54,053	149,195	67,592	47,044	114,636

Gross margin	43,466	13,976	57,442	37,737	20,311	58,048

Research and development	19,718	9,464	29,182	14,782	8,147	22,929
Sales and marketing	9,029	12,779	21,808	8,930	14,484	23,414
General and administrative	7,027	3,762	10,789	7,136	4,284	11,420
Special charges	433	(511)	(78)	2,958	3,452	6,410

Total operating expenses	36,207	25,494	61,701	33,806	30,367	64,173

Operating income (loss)	$7,259	$(11,518)	$(4,259)	$3,931	$(10,056)	$(6,125)

(In thousands)	As of June 27, 2005			As of March 31, 2005

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Inventories	$36,200	$34,017	$70,217	$33,532	$33,559	$67,091
Service inventories	$26,600	$27,311	$53,911	$28,400	$26,816	$55,216
Goodwill and intangibles, net	$56,244	$52,447	$108,691	$59,463	$55,734	$115,197

Note 16:    Comprehensive Loss

Total comprehensive loss, net of tax if any, for the three months ended June 27, 2005 and June 27, 2004, is presented in the following table:

(In thousands)	Three Months Ended

	June 27, 2005	June 27, 2004

Net loss	$(5,477)	$(10,189)
Foreign currency translation adjustment	(102)	(424)

Total comprehensive loss	$(5,579)	$(10,613)

Note 17:     Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 Accounting for Stock-Based Compensation ("SFAS 123") and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in fiscal year 2007, beginning April 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include a modified-prospective and a modified-retrospective adoption options. Under the modified- retrospective option, prior periods may be restated to reflect the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123 either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recognized for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R the Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. This statement expresses views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting this statement, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), Accounting for Conditional Retirement Obligations—an interpretation of SFAS No. 143. This interpretation clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, the interpretation clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than December 31, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption is encouraged. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Note 18:     Subsequent Events

On August 2, 2005, Quantum approved a plan to terminate employees in the engineering organization to streamline its product development processes, align skills with its future product roadmaps and to reduce costs and investment to the appropriate level following product platform transitions.  These actions are part of the Company’s continuing work to further strengthen its operational platform and reduce its cost structure.  The Company expects to complete these actions by the end of the third quarter of fiscal year 2006.  The costs associated with these actions consist of one-time termination benefits.  The Company’s preliminary estimate of these costs is approximately $1.8 million and substantially all of these charges will result in future cash expenditures.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectation that the current installed base of tape drives will result in continued demand for the tape media cartridges, (2) our expectation that media royalties will continue to be a significant source of our DLT® revenues, gross margins, operating income and cash flow, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our expectation that we will incur additional future charges for anticipated restructurings, including the amounts of future payments and annualized cost savings, (5) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (6) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion, (7) our expectation that M-Series libraries will begin to be replaced by the new PX500-Series libraries during the last half of calendar year 2005, (8) our our belief that $8,760,000 is sufficient to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor, (9) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (10) our expectation that we will return to profitability, (11) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (12) our expectation that we will make additional acquisitions in the future, (13) our expectation that our future contractual payment obligations equal no more than approximately $96.3 million within one year, $16.0 million between one and two years, $64.4 million between two and three years and $192.6 million beyond three years, and (14) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

On January 5, 2005, we acquired all of the shares of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape backup drives and data protection solutions, in exchange for $60 million in cash plus the direct costs of the acquisition.

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

While continuing to develop and introduce new products in the storage market, we have also continued to take steps to reduce costs in order to return to profitability. Since 2001, our business has experienced declining total revenues, lower gross margins, and operating losses. Major factors contributing to these trends were increased competition from other computer equipment manufacturers and a continuously challenging operating environment.  Both of these factors resulted in generally lower prices and unit sales. Because of the long-term impact of these trends, we have taken numerous cost reduction actions in recent years. The cost reduction steps we are taking are aimed at eventually returning us to profitability on a consistent basis.

Tape Drive business

In our Tape Drive business, we design, develop, license, service, and market tape drives, which include both value and performance drives, as well as tape media cartridges.  Our value drives, the DLT-V drives, are targeted at the “value” or “price sensitive” segment of the tape drive market. Our performance tape drives, DLT-S drives, are targeted at the “performance sensitive” segment of the tape drive market. We earn approximately 67% of our revenue by selling tape drives and the tape media cartridges used by tape drives.  Most of our media revenue comes from royalties paid to us by manufacturers who license our tape media cartridge technology.  Both DLT® and Super DLT® products are used to back up large amounts of data stored on network servers. DLT® and Super DLT® are based on our half-inch Digital Linear Tape technology that is used in mid-range UNIX and NT system backup and archive applications.

DLT® and Super DLT® drives store data on DLTtape® and Super DLTtape® media cartridges, respectively. Historical use of tape drives has shown that drives use many tape media cartridges per year in archival and backup processes. This historical use suggests that the installed base of tape drives will result in continued demand for tape media cartridges. Our tape media cartridges are manufactured and sold by licensed third party manufacturers and, to a minor extent, directly by us.

We receive a royalty on tape media cartridges sold by our licensees. We prefer that a substantial portion of our tape media cartridge sales occur through this license model because this minimizes our operational risks, asset investments and expenses and provides an efficient distribution channel. During our quarter ended June 27, 2005, approximately 81% of our tape media cartridge unit sales occurred through this license model. We believe that the large installed base of tape drives and our licensing of tape media cartridges are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, operating income and cash flow, and this trend is expected to continue.

We outsourced substantially all of our tape drive products to Jabil Circuit Inc. (“Jabil”) in fiscal year 2003. However, since our acquisition of Certance on January 5, 2005, we manufacture some of our tape drives and head assemblies for Certance products in our facility in Penang, Malaysia.

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

Storage Systems business

In our Storage Systems business, we design, develop, manufacture, market and sell the broadest portfolio of tape autoloaders and libraries and are one of the pioneers in the disk-based backup market, providing systems that emulate a tape library but are optimized for backup and recovery. Excellent service and support capabilities are key elements of our offerings. Our products serve the entire midrange data storage market from desktop to enterprise-class customers and are used to backup, recover and archive data in networked computing environments. With the Certance acquisition, we expanded our tape automation business by adding Certance’s complementary DDS-4, DAT-72 and LTO-3 autoloader products to our product portfolio.

Products

Our products include:

Tape Drive business

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

Quantum’s line of DLT tape drives has delivered competitive capacity and proven reliability for more than ten product generations.  The DLT Technology roadmap is designed to provide an ideal foundation for the future by delivering the combination of ultra-high capacity, network-optimized performance, and reliability that backup and archival environments will require.

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

LTO-2

The LTO-2 drive offers 400 GB of compressed capacity and compressed transfer rates of 144 GB/hr.  Quantum’s first-to-market, value-optimized LTO-2 HH (half-height) internal drive features reliable and affordable tape data protection targeted to medium and large businesses. The LTO-2 HH drive attempts to balances price with increased capacity and performance, providing the most affordable entry into the LTO family.

•	DAT/DDS Technology

DAT/DDS Technology targets data protection for small businesses.  Quantum’s DAT 72 tape drive solutions deliver compressed capacities of up to 72 GB, compressed transfer rates of up to 25.2 GB/hr and are backward compatible to DDS-4 and DDS-3 products.

•	Travan Technology

Travan Technology offers more affordable data protection drives for workstations and entry-level servers and offers compressed capacities of up to 40 GB and compressed transfer rates of up to 14.4 GB/hr.  With easy-to-use interfaces such as ATAPI/IDE, SCSI and USB 2.0, these backup solutions offer affordable simplicity and are backward compatible to multiple generations of Travan products.

Storage Systems business

Quantum’s tape libraries, autoloaders and disk-based backup systems automatically manage and protect business-critical data in network environments. Our modular solutions include simple-to-manage systems for workgroup, departmental, mid-range, and enterprise-class applications. Our automated systems are fully compatible with major hardware platforms and are supported by nearly 30 popular data management applications including popular packages such as VERITAS NetBackup, VERITAS Backup Exec, Legato NetWorker, Computer Associates BrightStor, CommVault Galaxy, HP OmniBack and IBM Tivoli.

Our Storage Systems products are divided into the following two categories to reflect different go-to-market business models.

•	High-Volume Products

High-volumeproducts are sold mainly through third-party distributors, value-added resellers (“VARs”) and OEMs and include the Autoloader DDS-4, Autoloader DAT 72, ValueLoader™, SuperLoader™, and the M-Series family of tape libraries featuring the M1500, M1800 and M2500.  The M-Series libraries will begin to be replaced by the new PX500-Series libraries, which offer more capacity at lower price points, during the last half of calendar year 2005.

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

ValueLoader

The ValueLoader is designed for the desktop or standard 19-inch rack and uses a single DLT VS80, DLT VS160, SDLT 320, LTO-2 or LTO-3 tape drive with an eight-cartridge capacity and provides up to 3.2 terabytes (TB) of data storage and 288GB/hour throughput.

SuperLoader

The SuperLoader tape library is a scalable tape autoloader that provides up to 4.8TB of capacity and 130GB/hour throughput in a 2U (U is a standard of measure equaling 1.75” high) rack-mount form factor and is a modular, high-density tape automation solution designed for the workgroup environment.  It contains one or two 8-cartridge removable active magazines and is available with a barcode reader for high performance inventory management.  The SuperLoader supports a single DLT1, SDLT 320, SDLT 600 or LTO-2 tape drive and includes on-board, Web-based remote management.

M-Series Libraries

The M-Series family of tape libraries is comprised of the M1500, M1800 and M2500, which are modular automation systems that customers can link together as their storage needs grow.  The M1500 is a modular library that is rack mountable and available with one or two tape drives and 21 (SDLT) or 25 (LTO) cartridges.  The M1800 has double the performance and capacity of the M1500 and can accommodate up to four drives and 50 cartridges.  The M2500 supports up to six drives and 100 cartridges and can be combined with the M1500 and/or M1800 to provide customers with scalability and investment protection.  The M-Series supports SDLT 320, SDLT 600, LTO-2 or LTO-3 tape drives.  Interchangeable removable magazines make it easy to bulk load and storage cartridges.  Capacity ranges from 3.4TB in a single M1500 to 40TB in a single M2500.  Performance ranges from 58GB/hour in a single M1500 to over 1.7TB/hour in a single M2500.  The M-Series libraries scale up to 20 drives and 300 cartridges providing top-end capacity of 120TB and performance over 5.7TB/hour. Redundant power supplies can be ordered for high availability applications.  The M-Series libraries also support the Fibre Channel interface for connection to Storage Area Networks (“SANs”).

PX500-Series Libraries

The newest Quantum automated tape libraries are the PX500-Series. Like the M-Series, the PX500 libraries feature a modular, rackmountable design that allows customers to stack and interlink multiple units as their storage requirements change over time. The linked units function as a single larger library thus simplifying operation. The PX502 library supports up to two tape drives and 38 LTO or 32 SDLT cartridges. The PX506 library can be expanded to six tape drives and 100 LTO or 88 SDLT cartridges. The PX510 can accommodate up to 10 tape drives and 201 LTO or 171 SDLT cartridge slots. All PX500 models supports LTO-2, LTO-3 and SDLT 600 tape drives that can be combined to handle mixed media requirements. Interchangeable removable magazines make it easy to bulk load and storage cartridges. Web-based library management simplifies remote monitoring and operation, while a redundant power option provides high availability. Capacity ranges from 7.6TB in a single PX502 to 80.4TB in a single PX510. Performance ranges from 108GB/hour in a single PX502 to over 2.9TB/hour in a single PX510. The PX500-Series libraries easily scale up to 22 drives and 438 cartridges providing maximum capacity of 175TB and performance over 6.3TB/hour. Fibre Channel is available for SAN connectivity.

•	Enterprise Products

Enterprise products are sold mainly through VARs, OEMs, and directly to key account end customers. These products require a higher level of customer engagement to complete a more complex storage systems sale and include the P-Series libraries and our DX-Series disk-based backup systems.

P-Series Libraries

Quantum’s newest tape library is the PX720, our fifth-generation enterprise tape automation platform developed by Quantum. Accommodating up to 20 tape drives and up to 726 LTO/642 SDLT cartridges in a single chassis, the PX720 provides more than 5.8TB/hour of throughput performance and 290TB capacity.  It supports SDLT 320, SDLT 600, LTO-2 and LTO-3 tape drives and a mixed-media option allows customers to combine different media and tape technologies in a single unit.  The PX720 is designed for high availability and includes fully redundant power and cooling, proactive component-level monitoring, and remote library management.  Further flexibility is provided by the ability to mix SCSI, GbE/NDMP, routed and native Fibre Channel interfaces, programmable load ports and removable magazines.  Multiple PX720 libraries can be linked together to provide up to 100 drives for up to 29TB/hour performance and up to 3,336 LTO/2,968 SDLT cartridges, for a total capacity of 1.3 petabytes (1.3PB or 1,300TB).

DX-Series Disk-Based Backup Systems

The DX-Series Disk-Based Backup Systems (DX30 and DX100) emulate a tape library and are designed to seamlessly integrate into existing backup environments without changes to policies or procedures.  Supported by every major backup software vendor, the DX-Series provides user definable virtual tape drives and cartridges to meet data center requirements.  Designed specifically for extremely fast and reliable backup and restore operations, the DX-Series architecture includes redundant and hot-swappable components that deliver up to 64TB (raw) capacity and up to 2TB/hr performance.  The new Optyon™ hardware-based data compression option can double capacity without buying double the hardware.  A Web-based Graphical User Interface (GUI) provides system management along with event monitoring and notification.  The DX-Series complements tape libraries by allowing them to be dedicated to archive operations and to meet the need to create copies of data on removable media for disaster recovery and regulatory compliance.

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

RESULTS OF OPERATIONS

Revenue

(In thousands)	Three Months Ended

	June 27, 2005	June 27, 2004	Increase/ (decrease)	% Increase/ (decrease)

Tape drives	$84,392	$61,716	$22,676	36.7%
Tape media	23,673	13,311	10,362	77.8%
Tape royalty	30,543	30,302	241	0.8%

Tape Drive Segment	138,608	105,329	33,279	31.6%

Storage Systems Segment	68,029	67,355	674	1.0%

	$206,637	$172,684	$33,953	19.7%

Tape Drive Segment Revenue for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005

The increase in tape drives revenue is substantially driven by sales of tape drives acquired through the Certance acquisition.  To a lesser extent the increase in tape drives revenue reflected higher unit sales of latest generation VS160 and SuperDLT ®600 tape drives, partially offset by lower average unit prices and lower shipments of older tape drives reaching maturity.   The decrease in shipments of all other tape drives reflected continued intense competition and less demand from our key OEM customers, both of which resulted in lower average unit selling prices for our products.  In addition, the qualifications of our products with our key OEM customers and the corresponding product sales ramp for the latest generation tape drives have taken longer than we anticipated.

The significant increase in tape media revenue reflected overall higher units sales.

Tape media royalties remained relatively flat in the first quarter of fiscal year 2006 substantially driven by a significant increase in the media royalty revenue associated with the Certance acquisition, partially offset by lower media units sales sold through by our OEM customers.

Storage Systems Segment Revenue for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005

Storage Systems Segment revenue remained relatively flat due to an increase in unit sales of our autoloader product, ValueLoaders, offset by decreases in the average unit prices of these products as well as unit and average unit price decreases in the other products.

Gross Margin

(In thousands)	Three Months Ended

	June 27, 2005	June 27, 2004	Increase/ (decrease)

Tape Drive Segment	$43,466	$37,737	$5,729
Storage Systems Segment	13,976	20,311	(6,335)

Quantum gross margin	$57,442	$58,048	$(606)

Tape Drive Segment gross margin rate	31.4%	35.8%	(4.4%	)
Storage Systems Segment gross margin rate	20.5%	30.2%	(9.7%	)
Quantum gross margin rate	27.8%	33.6%	(5.8%	)

Tape Drive Segment Gross Margin

The increase in gross margin reflected an increase in tape drive unit sales, partially offset by lower average unit prices, lower tape royalty revenue unit sales and an increased cost of repair.  As the VS80 and SDLT320 mature, average unit prices have decreased and the newer replacement products have not gained significant traction with the OEMs.

Storage Systems Segment Gross Margin

The decrease in gross margin reflected primarily a decrease in the average unit prices and increased manufacturing costs.   The decrease in average unit prices is due to pricing pressures of maturing products, such as the SuperLoader.

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

Operating Expenses

(In thousands)	Three Months Ended

	June 27, 2005	% of Segment Revenue	June 27, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$35,774	25.8%	$30,848	29.3%	$4,926	16.0%
Storage Systems Segment	26,005	38.2%	26,915	40.0%	(910)	(3.4%	)

Subtotal	61,779	29.9%	57,763	33.5%	4,016	7.0%

Special charges	(78)		6,410		(6,488)

Total	$61,701		$64,173		$(2,472)

Research and Development Expenses

(In thousands)	Three Months Ended

	June 27, 2005	% of Segment Revenue	June 27, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$19,718	14.2%	$14,782	14.0%	$4,936	33.4%
Storage Systems Segment	9,464	13.9%	8,147	12.1%	1,317	16.2%

Total	$29,182	14.1%	$22,929	13.3%	$6,253	27.3%

Tape Drive Segment Research and Development Expenses

The increase in research and development expenses in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 primarily reflected the additional headcount and expenses associated with our Certance acquisition.

Storage Systems Segment Research and Development Expenses

The increase in research and development expenses in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005 reflected an increase in material and labor investment in support of new product launches anticipated during the fiscal year.

Sales and Marketing Expenses

(In thousands)	Three Months Ended

	June 27, 2005	% of Segment Revenue	June 27, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$9,029	6.5%	$8,930	8.5%	$99	1.1%
Storage Systems Segment	12,779	18.8%	14,484	21.5%	(1,705)	(11.8%	)

Total	$21,808	10.6%	$23,414	13.6%	$(1,606)	(6.9%	)

Tape Drive Segment Sales and Marketing Expenses

The slight increase in sales and marketing expenses for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 mainly reflected increased headcount from the Certance acquisition and increased spending on marketing and consulting programs offset by lower commissions and travel expense.

Storage Systems Segment Sales and Marketing Expenses

The decrease in sales and marketing expenses the first quarter of fiscal year 2006 mainly reflected the impact of cost reduction actions, including reduced headcount.

General and Administrative Expenses

(In thousands)	Three Months Ended

	June 27, 2005	% of Segment Revenue	June 27, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$7,027	5.1%	$7,136	6.8%	$(109)	(1.5%	)
Storage Systems Segment	3,762	5.5%	4,284	6.4%	(522)	(12.2%	)

Total	$10,789	5.2%	$11,420	6.6%	$(631)	(5.5%	)

Tape Drive Segment General and Administrative Expenses

The slight decrease in general and administrative expenses for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 mainly reflected lower legal costs partially offset by increased headcount from the Certance acquisition.

Storage Systems Segment General and Administrative Expenses

The decrease in general and administrative expenses for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 resulted from the impact of cost reduction actions, including reduced headcount, and a general decline in discretionary spending.

Special Charges

The steps we have taken to return to profitability have resulted in numerous special charges.  Special charges included the cost of major restructuring steps such as the outsourcing of certain functions and consolidation of many functions within the company.  Substantial steps have been completed as of June 27, 2005, and the associated costs have been recorded.  Until we achieve sustained profitability, we expect to incur additional charges in the future related to additional cost reduction steps and if estimated costs associated with vacant facilities and other restructured activities are higher than estimated.  The costs that we will incur associated with future cost reduction activities are not estimable at this time.

The following two tables show the special charges for the three months ended June 27, 2005 and the estimated timing of future payouts for cost reduction plans (for a discussion of our special charge activity in prior years, refer to Note 7 in our Annual Report on Form 10-K for the year ended March 31, 2005):

(In thousands)	For the Three Months Ended

	June 27, 2005	June 27, 2004

By expense type
Severance and benefits	$(178)	$5,495
Facilities	100	855
Fixed assets	-	60

Total	$(78)	$6,410

By cost reduction actions
Outsource certain manufacturing and service functions	$-	$2,540
Consolidate the operations supporting our two business segments	(78)	3,859
Other general expense reduction	-	11

Total	$(78)	$6,410

First quarter fiscal year 2006

A $0.2 million charge was reversed because estimated severance costs were lower than originally anticipated.   A $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

First quarter fiscal year 2005

A charge of $5.5 million was recorded primarily for severance benefits and severance related costs for 98 employees located at Quantum’s facility in Boulder, Colorado; Colorado Springs, Colorado; San Jose, California; Irvine, California; and in the United Kingdom.  A charge of $0.9 million was recorded for vacant facilities in the United Kingdom.

For more information regarding Special Charges, refer to Note 5 “Special Charges” to the Condensed Consolidated Financial Statements.

Amortization of Intangible Assets

The following table details intangibles asset amortization expense by classification within our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended

	June 27, 2005	June 27, 2004	Increase/ (decrease)

Cost of revenue	$3,983	$2,975	$1,008
Research and development	95	398	(303)
Sales and marketing	1,059	875	184
General and administrative	146	125	21

	$5,283	$4,373	$910

For further information regarding amortization of intangible assets, refer to Note 7 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Interest and Other Income, net

(In thousands)	Three Months Ended

	June 27, 2005	June 27, 2004	Increase/ (decrease)

Interest and other income	$2,174	$1,463	$711
Interest expense	(2,791)	(2,777)	(14)

	$(617)	$(1,314)	$697

The increase in interest income and other income, net, in the three months ended June 27, 2005 as compared to the corresponding period of the prior year was mainly due to a foreign exchange adjustment and increased rates on short-term investments.

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

The current quarter’s tax provision primarily reflects foreign income taxes and state taxes.  Income tax substantially decreased due to the elimination of withholding taxes on royalty income based upon the new Japan -US Treaty, which became effective July 1, 2004.

In connection with the disposition of the Company’s hard-disk drive business to Maxtor, the Company and Maxtor entered into a Tax Sharing and Indemnity Agreement, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001.  Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8,760,000.  Quantum believes that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	As of or for Three Months Ended

	June 27, 2005	June 27, 2004

Cash and cash equivalents	$107,177	$213,948
Days sales outstanding (DSO)	52.9	54.5
Inventory turns (Annualized)	8.7	8.3

Net cash provided by operating activities	$7,884	$6,295
Net cash used in investing activities	$(125,821)	$(6,809)
Net cash used in financing activities	$(22)	$(145)

First Quarter Fiscal Year2006

During the first quarter of fiscal year 2006, our operating activities generated cash flows of $8 million.  In the first quarter of fiscal year 2006, our $126 million use of cash for investing activities primarily reflected purchases of short-term investments, payments made in connection with business acquisitions and purchases of property and equipment.  In the first quarter of fiscal year 2006, our $22,000 use of cash for financing activities reflected payments made to repurchase common stock, net of proceeds from issuance of common stock upon exercise of stock options held by our employees.

First Quarter Fiscal Year2005

During the first quarter of fiscal year 2005, our operating activities generated cash flows of $6 million.  In the first quarter of fiscal year 2005, our $7 million use of cash for investing activities primarily reflected purchases of short-term investments and purchases of property and equipment.  In the first quarter of fiscal year 2005, our $0.1 million use of cash for financing activities reflected principal payments for short-term debt, partially offset by proceeds from issuance of common stock upon exercise of stock options held by our employees.

Capital Resources and Financial Condition

We were unprofitable in the first quarter of fiscal year 2006.  We will continue to focus on improving our operating performance, including increasing revenue, reducing costs, and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities.  Following the completion of the Certance acquisition in January 2005, this focus on improving our operating performance will include the continued integration of Certance and a continued focus to reduce the cost structure of the combined company.

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

Generation of net income and positive cash flow from operating activities in a consistent and sustained manner has historically been an important source of our cash to fund operating needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We cannot provide assurance that the cost reduction actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient cost structure to allow us to generate net income and positive cash flow from operating activities that are necessary for us to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive, and industry conditions, as well as various legal and other disputes, may prevent us from achieving these required financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of our bank group partners who provide our credit line and synthetic lease (together, the “credit facilities”) to do any of the following:

	•	Renew our credit line facility prior to or at its expiration, which is March 30, 2006;

	•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under and/or termination of both the credit line and the synthetic lease; or

•

Approve any other amendments of our credit line facility we might seek to obtain in order to improve our business.

Any lack of renewal, or waiver or amendment, if needed, could result in the credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable.  In the case of our secured senior credit facility, this would mean the loss of our remaining standby letters of credit totaling $27.4 million.  In the case of our synthetic lease, this would mean the acceleration of our obligation to purchase the leased facilities for the stipulated sales price of $50 million. This may result in our having to immediately purchase the land and buildings underlying the lease for cash or find a third party to purchase them, potentially at a substantial discount to their appraised value. We would guarantee any shortfall below the $50 million stipulated sales price up to a maximum of $43.9 million payable by us. Any requirement to pay off either or both of these two items would substantially restrict or reduce cash available to us.

(iii)

Further impairment of our financial flexibility, which could require that we raise additional funding in the capital markets sooner than we otherwise would, and on terms less favorable to us, if available at all.

Any of the above mentioned items, individually or in combination, would have a material and adverse effect on our results of operations, available cash and cash flows, financial condition, access to capital and liquidity.

Credit line

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity through March 2006 and adjusted several covenant requirements.  In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition.  The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The amount we can borrow under the revolving credit facility is limited by the amount of accounts receivable and inventory.  As of June 29, 2005, $139.1 million of this revolving credit line is available.  $27.4 million was committed to standby letters of credit, of which $25 million secured our obligation to the lessor under our synthetic lease (see below and Note 14 “Commitments and Contingencies”).

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio. As of June 27, 2005, there were no borrowings under the revolving credit line.  The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of June 27, 2005, we were in compliance with all of the credit line covenants.

Off Balance Sheet Arrangements - Synthetic Lease Commitment

As described in Note 14 “Commitments and Contingencies,” we have a synthetic lease commitment accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases, which requires us to maintain specified financial and reporting covenants. We originally entered into this agreement in August 1997 and renegotiated its terms in December 2002, January 2003,

March 2004, and January 2005. There is a cross default provision between this facility and the credit line facility (refer to Note 10 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt”) such that a default on one facility constitutes a default on the other facility. As described in greater detail in Note 14 “Commitments and Contingencies,” at the end of the term of the lease we must either renew the lease, purchase the facility for the stipulated sales price of approximately $50 million, or find a third party to purchase the facility; in a third party sale we would guarantee any shortfall below the stipulated sales price up to a maximum amount of $43.9 million payable by us.

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

Per the purchase agreement for the acquisition of M4 Data in April 2001, we expect that debentures issued in the future under the earn out provisions will be approximately $1.5 million.

As of June 27, 2005, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the first quarter of fiscal year 2006. Our ability to repurchase common stock was restricted under our credit facilities.

The table below summarizes our commitments as of June 27, 2005:

(In thousands)	<1 year	1 year and <2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt (1)	$7,000	$7,000	$7,000	$175,750	$196,750
Inventory purchase commitment	81,605	-	-	-	81,605
Operating lease - Colorado facility
- contingent obligation (2)	-	-	50,000	-	50,000
Other operating leases	7,700	9,012	7,393	16,813	40,918

Total contractual cash obligations	$96,305	$16,012	$64,393	$192,563	$369,273

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

Inventory Valuation

Our inventory is stated at the lower of cost or market, with cost computed on a first-in, first-out basis (“FIFO”). Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired balances. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. As of June 27, 2005, the net amount of $108.7 million of goodwill and intangible assets represented 16% of total assets.

As a result of adopting SFAS No. 142 Goodwill and Other Intangible Assets on April 1, 2002, we discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS No. 142 and is reviewed annually thereafter, or more frequently when indicators of impairment are present.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives, which generally range from two years to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 17 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

RISK FACTORS

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PAGE 19 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

A large percentage of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in the first quarter of fiscal year 2006 represented 50% of total revenue. This sales concentration does not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

In the first quarter of fiscal year 2006 approximately 21% and 18% of our revenue was derived from Hewlett-Packard and Dell, and, therefore, we could be materially and adversely affected if Hewlett-Packard or Dell were to experience a significant decline in storage revenue, whether due to customer loss or otherwise.  There is an additional risk since Hewlett-Packard markets and manufactures its own competing LTO brand of tape drive and media and markets both the LTO and Super DLTtape® platforms. To the extent that Hewlett-Packard significantly reduces its purchases of DLTtape® and Super DLTtape® products in favor of its own LTO products and Super DLTtape® platforms, our tape drive and media revenues, operating results and financial condition would be materially and adversely affected.

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

For example, the qualification of our latest tape drives has progressed slower than we had anticipated. If we are not successful in timely completion of our product qualifications and then ramping sales to our key customers, our revenue and results of operations could be adversely impacted.

Competition has increased, and may increasingly intensify, in the tape drive and tape automation markets as a result of competitors introducing products based on new technology standards, which could materially and adversely affect our business, financial condition and results of operations.

We compete with companies that develop, manufacture, market, and sell tape drive and tape automation products. Our principal competitors include Hewlett-Packard, IBM, Sony, Advanced Digital Information Corporation (“ADIC”), Overland Data Inc. and StorageTek. These competitors are aggressively trying to advance and develop new technologies to compete more successfully with products based on DLTtape® and Super DLTtape® technology. Linear Tape Open (LTO) technology, which was developed by Certance, Hewlett-Packard and IBM, targets the high-capacity data backup market and competes directly with our products based on Super DLTtape technology.  Hewlett-Packard and IBM have developed LTO products that target the high-capacity data backup market and compete with our products based on Super DLTtape® technology.  Hewlett-Packard and IBM compete not only with our Super DLTtape products but now compete with our own LTO product offerings that we acquired through our recent acquisition of Certance.  This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtape® drives and media. The lower demand resulting from the adverse economic conditions experienced in fiscal year 2003 had resulted in lower demand in the tape drive and tape automation markets in general, which has also resulted in increased ongoing price competition even as economic conditions have improved. In addition, the 2003 merger between Hewlett-Packard and Compaq resulted in a larger competitor in the tape drive and tape automation markets with substantially greater resources and a potentially greater market reach with products that compete directly with our Super DLTtape® drives, Super DLTtape® media and LTO products. These factors, and additional factors, such as the possibility of industry consolidation, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

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

Our royalty and media revenues are dependent on many factors, including the following factors:

•	The pricing actions of other media suppliers;
•	The size of the installed base of tape drives that use our tape cartridges;
•	The performance of our strategic licensing partners, which sell our tape media cartridges;
•	The relative growth in units of Super DLTtape® drives, the media cartridges that sell at a higher price than DLTtape® cartridges;
•	The media consumption habits and rates of end users;
•	The pattern of tape drive retirements; and
•	The level of channel inventories.

Competition from other tape technologies has had a significant negative impact on our income from media as well as on our sales of tape drives. Similarly, competition among media suppliers has periodically resulted in intense, price-based competition for media sales, which also affects media income.  If either of these competitive factors continues or intensifies, it would further erode tape drive unit sales, tape drive installed base, media units and media pricing. Since our Quantum branded media revenue and media royalties are dependent upon media pricing and the quantity of media consumed by the installed base of our tape drives, reduced media prices, or a reduced installed tape drive base, would result in further reductions in our Quantum branded media and media royalty revenue. This would materially and adversely affect our business, financial condition and results of operations.

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

We receive a royalty fee based on sales of tape media cartridges by Fuji, Maxell, Imation and Sony Corporation (“Sony”). Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. To the extent that our royalty revenue is based on the prices of cartridges sold by our licensees, our royalty revenue will vary depending on the level of sales and prices set by the licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would reduce our revenue and margins on these products. As a result, lower prices on our tape media cartridges would reduce media revenue, which could materially and adversely affect our business, financial condition and operating results.

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

Outside of our Penang, Malaysia facility, Jabil is our sole source of supply for our tape drives and certain tape automation products. Because we are relying on one supplier, we are at greater risk of experiencing component shortages or other delays in customer deliveries that could result in customer dissatisfaction and lost sales, which could materially damage customer relationships and result in lost revenue.

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

We have taken considerable steps towards reducing our cost structure and anticipate taking further cost reduction actions. The steps we have taken and anticipate taking may not reduce our cost structure to a level appropriate in relation to our future sales and therefore these anticipated cost reductions may be insufficient to bring us back to profitability.

In the last four years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses in response to adverse economic, industry and competitive conditions. We anticipate taking future steps to further reduce our operating costs. These steps and additional possible future restructurings in response to adverse changes in our business and industry may require us to make cash payments that, if large enough, would materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition and operating results.

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

We have historically used stock options and other forms of equity-related compensation as key components of our total employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees.  See also Note 17 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements:  SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS 123R”).

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 337 United States patents and have 175 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Third party infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. For instance, see Note 13 “Litigation” to the Condensed Consolidated Financial Statements for a description of StorageTek’s patent infringement suit against us. While we currently believe the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results may be materially and adversely affected.

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

We have invested, and will continue to invest, in the development, promotion, and sale of storage solutions. Operating expenses associated with Storage Systems revenue are comparatively high, particularly as we invest in new product platforms, resulting in losses and cash consumption out of proportion to the revenue generated by the group when compared to our Tape Drive business.  In addition, the Storage Systems business operates in an increasingly competitive environment.   Therefore, we will need to generate significant revenues from Storage Systems, including service and product support revenues, or significantly reduce our related operating expenses for the group in order to make Storage Systems profitable. We cannot provide assurance that Storage Systems will ever produce operating income or will ever generate positive cash flow, and, if we are unable to do so, these losses could negatively impact our business, financial condition and operating results.

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

We have a synthetic lease for our Colorado Springs facility, which is accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases. At the end of the lease term, we may renew the lease, purchase the facility, or cause the facility to be sold to a third party, subject to our obligation to the lessor for the guaranteed value. The proceeds of a sale to a third party would be used to satisfy the $50 million obligation to the lessor at the end of the lease term. In the event of sale to a third party, we would be liable for any shortfall between the net proceeds resulting from the sale of the facility and our $50 million obligation to the lessor, up to a maximum of $43.9 million. In the event of a default on our obligation to the lessor, we would be liable for the entire $50 million. These obligations that would arise from either a sale to a third party or a default could have a material adverse impact on our financial condition and liquidity.

In the past we incurred both a period expense and a cash charge because of a decline in the appraised value of this facility. We have the facility independently appraised on a periodic basis. Any future declines in the appraised value of the facility could result in both a period expense and a cash charge, which could be material and adverse to our financial condition.

Our synthetic lease requires us to maintain specified financial covenants. If we fail to comply with these financial covenants and are unable to obtain a waiver, or amend the lease, for such future non-compliance, it would cause us to default under our credit agreement and synthetic lease and the lessor could terminate the lease, resulting in the acceleration of our obligation to purchase the leased facility at either the full $50 million value or the $43.9 million guaranteed value, either of which could have a material adverse effect on our financial condition and liquidity.

In prior year periods, we violated certain financial covenants under our credit agreement and synthetic lease and received waivers or amendments for such violations.  If in the future we violate financial covenants, it could materially and adversely impact our financial condition and liquidity.

If our operating results do not improve in the future and we violate any financial or reporting covenant in our credit agreement and receive a notice of default letter from our bank group, our credit line could become unavailable, and any amounts outstanding could become immediately due and payable. If we were unsuccessful in securing a waiver of such violation or an amendment to our credit agreement, we might have to restrict $27.4 million of our cash to cover the outstanding standby letters of credit issued under the credit agreement. This would have a material and adverse impact on our liquidity.

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

Our cash equivalents and short-term investments consist primarily of short-term fixed income investments and money market funds. The main objective of these investments was safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would result in an approximate $1.5 million annual decrease in interest income.

As of June 2005, our senior credit facilities are comprised of a $145 million revolving line of credit expiring in March 2006 and a $50 million synthetic lease expiring in December 2007.  Borrowings under the revolving credit line bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a leverage ratio.  The synthetic lease payments are based on LIBOR or a base rate, plus a margin.  Our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 10 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt” to the Condensed Consolidated Financial Statements).

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

Item 4.    Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

QUANTUM CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal proceedings
The information contained in Note 13 “Litigation” to the Condensed Consolidated Financial Statements is incorporated into this Part II, Item 1 by reference.

Item 2.	Unregistered sales of equity securities and use of proceeds
None.

Item 3.	Defaults upon senior securities
None.

Item 4.	Submission of matters to a vote of security holders
None.

Item 5.	Other information

On August 2, 2005, Quantum approved a plan to terminate employees in the engineering organization to streamline its product development processes, align skills with its future product roadmaps and to reduce costs and investment to the appropriate level following product platform transitions.  These actions are part of the Company’s continuing work to further strengthen its operational platform and reduce its cost structure.  The Company expects to complete these actions by the end of the third quarter of fiscal year 2006.  The costs associated with these actions consist of one-time termination benefits.  The Company’s preliminary estimate of these costs is approximately $1.8 million and substantially all of these charges will result in future cash expenditures.

Item 6.	Exhibits
The Exhibit Index beginning on page 54 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President, Finance and Chief Financial Officer

Dated: August 5, 2005

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Richard E. Belluzzo, certify that:

1)		I have reviewed this quarterly report on Form 10-Q of Quantum Corporation;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)4 and 15d-15(e)4) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  report is being prepared;

b)

designed such internal control over financial reporting ,or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this  report based on such evaluation;  and

d)

disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

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

Date: August 5, 2005

QUANTUM CORPORATION

/s/ RICHARD E. BELLUZZO

Richard E. Belluzo Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, Edward J. Hayes, Jr, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Quantum Corporation;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this  report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  report is being prepared;

b)

designed such internal control over financial reporting ,or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this  report based on such evaluation; and

d)

disclosed in this  report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

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

Date: August 5, 2005

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President,Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard E. Belluzzo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Quantum Corporation, on Form 10-Q for the quarterly period ended June 27, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

Date: August 5, 2005

QUANTUM CORPORATION

/s/ RICHARD E. BELLUZZO

Richard E. Belluzo Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Edward J. Hayes, Jr., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Quantum Corporation, on Form 10-Q for the quarterly period ended June 27, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

Date: August 5, 2005

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President,Finance and Chief Financial Officer

QUANTUM CORPORATION

EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001
3.2	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000
3.3	Amendment to Amended and Restated By-laws of Registrant, effective September 2, 2004.	10-Q	001-13449	3.3	November 3, 2004
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999
4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002
4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
10.1	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.2	Employment Offer Letter, dated May 26, 2005, between the Company and Howard L. Matthews III*	8-K	001-13449	10.1	June 2, 2005
10.3	Termination Agreement and General Release of All Claims, dated June 1, 2005, between the Company and George Kreigler III*	8-K	001-13449	10.2	June 2, 2005
10.4	Transaction Bonus and Severance Protection Agreement, dated January 4, 2005, between Certance, LLC and Howard L. Matthews III*	8-K	001-13449	10.3	June 2, 2005
10.5	Chief Executive Officer Change of Control Agreement, dated April 1, 2005, between Registrant and the Chief Executive Officer*	8-K	001-13449	10.1	April 7, 2005
10.6	Form of Officer Change of Control Agreement, dated April 1, 2005, between Registrant and the Executive Officers (other than the Chief Executive Officer)*	8-K	001-13449	10.2	April 7, 2005
10.7	Form of Director Change of Control Agreement, dated April 1, 2005, between Registrant and the Directors.	8-K	001-13449	10.3	April 7, 2005
24	Power of Attorney (see signature page).
54

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

  * Indicates management contract or compensatory plan, contract or arrangement.
  ‡ Filed herewith.
  † Furnished herewith.