Form 10-Q
period 2005-09-26
QUANTUM CORP /DE/
filed 2005-11-04
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-13449

QUANTUM CORPORATION

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]  No [ X]

As of the close of business on November 1, 2005, approximately 185.9 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	September 26, 2005	September 26, 2004	September 26, 2005	September 26, 2004

Product revenue	$171,530	$153,586	$347,624	$295,968
Royalty revenue	32,077	26,459	62,620	56,761

Total revenue	203,607	180,045	410,244	352,729

Cost of revenue	150,948	128,056	300,143	242,692

Gross margin	52,659	51,989	110,101	110,037

Operating expenses:
Research and development	27,488	21,613	56,670	44,542
Sales and marketing	21,168	21,004	42,976	44,418
General and administrative	9,039	11,786	19,828	23,206
Special charges	9,585	3,176	9,507	9,586

	67,280	57,579	128,981	121,752

Loss from operations	(14,621)	(5,590)	(18,880)	(11,715)
Interest income and other, net	3,866	2,651	6,040	4,114
Interest expense	(2,582)	(2,774)	(5,373)	(5,551)

Loss before income taxes	(13,337)	(5,713)	(18,213)	(13,152)
Income tax provision	451	430	1,052	3,180

Net loss	$(13,788)	$(6,143)	$(19,265)	$(16,332)

Net loss per share
Basic	$(0.07)	$(0.03)	$(0.11)	$(0.09)
Diluted	$(0.07)	$(0.03)	$(0.11)	$(0.09)

Weighted average common and common equivalent shares
Basic	183,905	180,913	183,387	180,313
Diluted	183,905	180,913	183,387	180,313

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

  (In thousands)

	September 26, 2005	March 31, 2005
	(Unaudited)	(1)

Assets
Current assets:
Cash and cash equivalents	$100,805	$225,136
Short-term investments	127,700	25,000
Restricted cash	5,800	-
Accounts receivable, net of allowance for doubtful accounts of $8,181 and $8,962, respectively	121,739	128,627
Inventories	69,128	67,091
Service inventories	52,266	55,216
Deferred income taxes	11,346	11,361
Other current assets	34,154	47,300

Total current assets	522,938	559,731

Long-term assets:
Property and equipment, less accumulated depreciation	42,407	42,716
Purchased technology, less accumulated amortization	45,522	55,075
Other intangible assets, less accumulated amortization	10,743	12,944
Goodwill	47,178	47,178
Other long-term assets	4,943	6,970

Total long-term assets	150,793	164,883

	$673,731	$724,614

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$67,017	$81,447
Accrued warranty	35,092	37,738
Accrued special charges	11,535	7,704
Short-term debt	1,488	-
Other accrued liabilities	92,528	116,068

Total current liabilities	207,660	242,957
Long-term liabilities:
Deferred income taxes	10,981	10,974
Convertible subordinated debt	160,000	160,000

Total long-term liabilities	170,981	170,974
Commitments and contingencies
Stockholders' equity:
Common stock	266,216	262,409
Retained earnings	28,874	48,274

Stockholders' equity	295,090	310,683

	$673,731	$724,614

(1) Derived from the March 31, 2005 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2005.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended

	September 26, 2005	September 26, 2004

Cash flows from operating activities:
Net loss	$(19,265)	$(16,332)
Adjustments to reconcile net loss from to net cash
provided by operating activities:
Depreciation and amortization	22,346	20,739
Deferred income taxes	22	15
Compensation related to stock incentive plans	424	505
Changes in assets and liabilities:
Accounts receivable	6,888	15,736
Inventories	(2,037)	(959)
Accounts payable	(14,430)	(4,688)
Income taxes payable	(769)	1,722
Accrued warranty	(2,646)	(4,083)
Other assets and liabilities	16,109	5,495

Net cash provided by operating activities	6,642	18,150

Cash flows from investing activities:
Purchases of short-term investments	(1,036,100)	(1,311,160)
Proceeds from sale of short-term investments	933,400	1,356,960
Purchases of property and equipment	(11,428)	(6,798)
Proceeds from sale of facility	-	5,137
Proceeds from sale of equity investment	-	5,138
Payments made in connection with business acquisitions	(20,228)	-

Net cash provided by (used in) investing activities	(134,356)	49,277

Cash flows from financing activities:
Principal payments of short-term debt	-	(537)
Proceeds from issuance of common stock, net	3,383	2,937

Net cash provided by financing activities	3,383	2,400

Net increase (decrease) in cash and cash equivalents	(124,331)	69,827
Cash and cash equivalents at beginning of period	225,136	214,607

Cash and cash equivalents at end of period	$100,805	$284,434

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,934	$4,741

Income taxes, net of refunds	$(960)	$771

Notes payable issued for achievement of certain earn out provisions
of M4 Data (Holdings) Ltd. acquisition	$1,488	$1,511

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:    Description of Business

Quantum Corporation (“Quantum” or the “Company”) (NYSE: DSS) has two data storage business segments: the Tape Drive business and the Storage Systems business. The Tape Drive business designs, develops, manufactures, licenses, services, and markets tape drives (DLT®, DLT®VS, Super DLT®, LTO, DAT/DDS, and Travan drives) and media cartridges (DLTtape®, Super DLTtape®, and LTO ultrium media cartridges). The Storage Systems business consists of tape automation systems and services and disk-based backup systems.

Note 2:    Pro Forma Stock Compensation Expense

As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”), Quantum accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, when the exercise price of its employee stock awards equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Any deferred stock compensation calculated according to APB 25 is amortized over the vesting period of the individual stock awards. In general, the vesting period of these stock awards is graded.  Stock awards granted to non-employees are accounted for at fair value in accordance with the provisions of SFAS No. 123, with the associated value recognized over the vesting period of the award.  See Note 17 “Recent Accounting Pronouncements” for discussion of the Company’s implementation  of SFAS 123R.

Pro forma information regarding net loss and net loss per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock awards (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of SFAS 123, as amended by SFAS 148 Accounting for Stock-Based Compensation —Transition and Disclosure. Stock-based awards have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS 123, in arriving at an option valuation.

For purposes of pro forma disclosures, the estimated fair value of Quantum’s employee stock options is amortized to expense over the vesting period of the option. Quantum’s pro forma net loss and net loss per share follow:

(In thousands, except per-share data)
	Three Months Ended		Six Months Ended

	September 26, 2005	September 26, 2004	September 26, 2005	September 26, 2004

Reported net loss	$(13,788)	$(6,143)	$(19,265)	$(16,332)
Option fair value amortization, net of tax effects	(2,580)	(3,377)	(4,503)	(7,236)

Pro forma net loss	$(16,368)	$(9,520)	$(23,768)	$(23,568)

Reported net loss per share	$(0.07)	$(0.03)	$(0.11)	$(0.09)
Net effect per share of option fair value amortization	(0.02)	(0.02)	(0.02)	(0.04)

Basic and diluted pro forma net loss per share	$(0.09)	$(0.05)	$(0.13)	$(0.13)

Under the Stock Option Plans, the weighted-average grant date fair values reported below have been estimated at the date of grant using a Black-Scholes option pricing model.   The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Three Months Ended		Six Months Ended

	September 26, 2005	September 26, 2004	September 26, 2005	September 26, 2004

Option life (in years)	3.20	3.04	3.21	3.15
Risk-free interest rate	3.98%	2.92%	3.96%	2.98%
Stock price volatility	0.64	0.71	0.65	0.80
Dividend yield	–	–	–	–
Weighted-average grant date fair values	$1.34	$1.29	$1.33	$1.55

Under the Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter of fiscal year 2006 and fiscal year 2005 was estimated at the date of grant using a Black-Scholes option pricing model.   In January 2005, the Stock Purchase Plan was modified from a 2-year look back to a 6 months look back option.  As a result, the option life decreased from second quarter fiscal year 2005 to second quarter fiscal year 2006.  The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Three Months Ended

	September 26, 2005	September 26, 2004

Option life (in years)	0.50	1.55
Risk-free interest rate	3.78%	2.00%
Stock price volatility	0.46	0.74
Dividend yield	–	–
Weighted-average grant date fair values	$0.83	$1.46

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

Note 4:    Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share:

(In thousands, except per-share data)
	Three Months Ended		Six Months Ended

	September 26, 2005	September 26, 2004	September 26, 2005	September 26, 2004

Net loss	$(13,788)	$(6,143)	$(19,265)	$(16,332)

Weighted average shares outstanding used to compute basic and diluted net loss per share	183,905	180,913	183,387	180,313

Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.11)	$(0.09)

The computations of diluted net loss per share for the periods presented excluded the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share; and

•	Options to purchase 31.6 million shares and 31.9 million shares of Quantum common stock that were outstanding at September 26, 2005, and September 26, 2004, respectively.

Note 5:    Special Charges

In fiscal years 2006 and 2005, Quantum took steps to reduce costs in an effort to return to profitability and rationalize its operations following past acquisitions. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Outsourcing manufacturing and repair operations;
•	Consolidating most of the operations supporting our two business segments; and
•	Reducing other general expenses, including consolidating and streamlining operations and administrative functions.

The following tables show the type of activity for the three months and six months ended September 26, 2005 and September 26, 2004.

(In thousands)
	Three Months Ended		Six Months Ended

	September 26, 2005	September 26, 2004	September 26, 2005	September 26, 2004

By expense type
Severance and benefits	$9,575	$3,221	$9,397	$8,716
Facilities	10	(45)	110	810
Fixed assets	-	-	-	60

Total	$9,585	$3,176	$9,507	$9,586

By cost reduction actions
Outsource certain manufacturing and repair operations	$8,045	$-	$8,045	$2,540
Consolidate the operations supporting our two business segments	1,540	3,176	1,462	7,035
Other general expense reduction	-	-	-	11

Total	$9,585	$3,176	$9,507	$9,586

Fiscal year 2006

In the second quarter of fiscal year 2006, an $8.0 million charge was recorded as severance for 267 employees as a result of the closing of the site in Dundalk, Ireland, and the outsourcing of repair operations in the European region.  The closure will proceed in phases and is expected to be completed by the second half of calendar year 2006.  In addition, a $1.5 million charge was recorded as severance for 53 employees within the engineering department in order to streamline the Company’s product development processes, align skills with our future product roadmaps and to reduce costs and investment to the appropriate level following product platform transitions.  The actions are expected to be completed by the end of the third quarter of fiscal year 2006.

In the first quarter of fiscal year 2006, a $0.2 million charge was reversed because estimated severance costs were lower than originally anticipated.

In the first quarter of fiscal year 2006, a $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

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

The following two tables show the activity and the estimated timing of future payouts for cost reduction plans (for a complete discussion of Quantum’s special charge activity in prior years, refer to Note 7 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2005):

(In thousands)	Severance and benefits	Facilities	Total

Balance as of March 31, 2005	$3,656	$4,048	$7,704
Tape Drive special charges	-	100	100
Cash payments	(2,348)	(1,114)	(3,462)
Non-cash charges	(47)	(21)	(68)
Special charge reversal	(178)	-	(178)

Balance as of June 27, 2005	$1,083	$3,013	$4,096
Tape Drive special charges	5,768	7	5,775
Storage Systems special charges	3,842	3	3,845
Cash payments	(1,079)	(1,028)	(2,107)
Non-cash charges	(39)	-	(39)
Special charge reversal	(17)	(18)	(35)

Balance as of September 26, 2005	$9,558	$1,977	$11,535

Estimated timing of future payouts:
Fiscal Year 2006	$3,960	$1,036	$4,996
Fiscal Year 2007 to 2008	5,598	941	6,539

	$9,558	$1,977	$11,535

The $11.5 million remaining special charge accrual as of September 26, 2005 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during fiscal year 2006 and 2007.  The facilities charges related to vacant facilities in Irvine, California; Colorado Springs, Colorado; Boulder, Colorado; and Basingstoke, United Kingdom will be paid over the respective lease terms, which continue through the third quarter of fiscal year 2008.

Note 6:  Acquisitions

Certance Holdings

On January 5, 2005, Quantum acquired all of the shares of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape backup drives and data protection solutions, for $60 million in cash paid to the Certance shareholders plus $2.5 million for the direct costs of the acquisition.  Under the terms of the acquisition, the total consideration payable by Quantum upon acquisition was approximately $60 million, of which approximately $40 million was paid as of March 31, 2005 and $14.2 million was paid in the first quarter of fiscal year 2006.  Approximately $5.8 million was deposited into escrow in September 2005, as security for certain indemnity obligations of the Certance equityholders under the Agreement and is reflected in the September 26, 2005 balance sheet as restricted cash.

With the acquisition, Quantum offers end-users a broad range of tape technology choices for meeting their individual backup, recovery and archive needs.  The acquisition also enhances Quantum's tape drive and media business by expanding its product and intellectual property portfolio, broadening its end-user customer base and further strengthening its revenue- and cash-generating foundation.

Quantum assigned Certance’s tape drive and media products into the Tape Drive segment and Certance’s autoloader product into the Storage Systems segment.

The preliminary purchase price at the time of the acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

(In thousands)	Preliminary Purchase Price Allocation March 31, 2005	Adjustments to Preliminary Purchase Price	Preliminary Purchase Price Allocation September 26, 2005

Current assets	$68,010	$1,095	$69,105
Property, plant and equipment	4,248	-	4,248
Long-term assets	2,261	-	2,261
Purchased Technology & Intangibles:
Existing technology	24,368	(1,028)	23,340
Customer lists	1,601	(67)	1,534
Order backlog and other	196	-	196

Total assets acquired	100,684	-	100,684

Current liabilities *	36,399	-	36,399
Long-term liabilities	1,980	-	1,980

Total liabilities assumed	38,379	-	38,379

Net assets acquired	$62,305	$-	$62,305

* Current liabilities include approximately $3.7 million of a restructuring liability related to the acquisition as of March 31, 2005.  The restructuring liability related to the severance benefits for pre-merger Certance employees at the time of the acquisition and the facility charges for certain vacant facilities in the United Kingdom.  As of September 26, 2005, $2.3 million of this restructuring liability has been paid.

Quantum has currently not identified any material pre-merger contingencies where a liability is probable and the amount of the liability can be reasonably estimated.

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

Note 7:    Goodwill and Intangible Assets

The following table summarizes goodwill by acquisition as of September 26, 2005 and March 31, 2005:

(In thousands)
	Goodwill	Segment

ATL Products, Inc. (acquired October 1998)	$7,711	Storage Systems
M4 Data	6,222	Storage Systems
Benchmark	23,948	Tape Drive
Benchmark	9,297	Storage Systems

	$47,178

Acquired intangible assets are amortized over their estimated useful lives, which generally range from two years to ten years.  In estimating the useful lives of intangible assets, management considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

11
•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and
•	The ability to leverage core technology into new tape automation products and, therefore, to extend the lives of these technologies.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized:

(In thousands)	As of September 26, 2005			As of March 31, 2005

	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$107,940	$(62,418)	$45,522	$108,968	$(53,893)	$55,075
Trademarks	22,560	(14,361)	8,199	22,560	(12,857)	9,703
Non-compete agreements	2,516	(2,516)	-	2,516	(2,516)	-
Customer lists	15,687	(13,143)	2,544	15,754	(12,513)	3,241
Assembled workforce	4,082	(4,082)	-	4,082	(4,082)	-

	$152,785	$(96,520)	$56,265	$153,880	$(85,861)	$68,019

As of September 26, 2005 and March 31, 2005, net goodwill and intangible assets were $103.4 million and $115.2 million, respectively, and represented approximately 15% and 16%, respectively of total assets.

The total amortization expense related to intangible assets is provided in the table below:

(In thousands)
	Three Months Ended		Six Months Ended

	September 26, 2005	September 26, 2004	September 26, 2005	September 26, 2004

Purchased technology	$4,300	$3,189	$8,525	$6,378
Trademarks	752	741	1,503	1,482
Non-compete agreement	-	122	-	243
Customer lists	324	133	631	266
Assembled workforce	-	187	-	376

	$5,376	$4,372	$10,659	$8,745

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Six months ended March 31, 2006	$10,780
Fiscal year 2007	16,838
Fiscal year 2008	13,234
Fiscal year 2009	7,096
Fiscal year 2010 and thereafter	8,317

Total as of September 26, 2005	$56,265

Note 8:  Inventories and Service Inventories

Inventories consisted of the following:

(In thousands)
	September 26, 2005	March 31, 2005

Materials and purchased parts	$29,341	$21,035
Work in process	5,969	7,088
Finished goods	33,818	38,968

	$69,128	$67,091

Service inventories consisted of the following:

(In thousands)
	September 26, 2005	March 31, 2005

Component parts	$34,176	$30,369
Finished units	18,090	24,847

	$52,266	$55,216

Note 9:  Accrued Warranty and Indemnifications

The following table details the quarterly and year-to-date change in the accrued warranty balance:

(In thousands)
	Three Months Ended		Six Months Ended

	September 26, 2005	September 26, 2004	September 26, 2005	September 26, 2004

Beginning balance	$37,663	$35,128	$37,738	$38,015

Additional warranties issued	4,554	6,399	11,017	9,816
Adjustments for warranties issued in prior fiscal years	(312)	1,072	574	1,315
Settlements made in cash	(6,813)	(8,667)	(14,237)	(15,214)

Ending Balance	$35,092	$33,932	$35,092	$33,932

Quantum warrants its products against defects for periods ranging from 12 to 48 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue is recognized. Quantum’s estimate of future costs to satisfy warranty obligations is primarily based on estimates of future failure rates and future costs of repair, including materials consumed in the repair, labor and overhead amounts necessary to perform the repair.

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

Indemnifications

Quantum has off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product warranties recorded as of September 26, 2005, Quantum did not record a liability associated with these guarantees because Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

Note 10:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(In thousands)
	September 26, 2005	March 31, 2005

Short-term debt (M4 Data (Holdings) Ltd. Debentures)	$1,488	$-
Convertible subordinated debt	160,000	160,000

	$161,488	$160,000

Weighted average interest rate	4.381%	4.375%

Convertible subordinated debt

On July 30, 2003, Quantum issued 4.375% convertible subordinated notes in the aggregate principal amount of $160 million due in 2010 in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holder at any time prior to maturity, unless previously converted, into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. Quantum cannot redeem the notes prior to August 5, 2008. Quantum received net proceeds from the notes of $155.1 million after deducting commissions and other expenses.

Short-term debt (M4 Data debentures)

Per the purchase agreement for the acquisition of M4 Data in April 2001, Quantum issued $1.5 million debentures under the earn out provisions during the three months ended September 26, 2005.

  Credit line

In December 2002, Quantum entered into a secured senior credit facility with a group of banks, providing Quantum with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line.  In March 2004, Quantum amended the secured senior credit facility to extend the maturity to March 2006 and adjusted several covenant requirements.  In January 2005, Quantum amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition. The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The amount Quantum can borrow under the revolving credit facility is limited by the amount of accounts receivable and inventory.  $27.5 million is committed to standby letters of credit, of which $25 million secures Quantum’s obligation to the lessor under its synthetic lease (see Note 14 “Commitments and Contingencies”).  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.  These covenant changes were effective as of Quantum’s second quarter fiscal year 2006.

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line.  There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of September 26, 2005, Quantum was in compliance with all of the amended and restated agreement covenants signed in October 2005.

Note 11:     Stock Incentive Plans

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) that provide for the issuance of stock options, stock appreciation rights, stock purchase rights, restricted stock awards, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. The Plans have reserved 56.3 million shares of stock for future issuance.  As of September 26, 2005, 24.7 million shares of stock were available for grant. Options under the Plans generally expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plans generally vests over two to four years.

A summary of activity relating to Quantum’s Plans follows:

	Options (In thousands)	Weighted-Avg. Exercise Price

Outstanding as of March 31, 2005	31,432	$5.52
Granted	6,114	$2.49
Exercised	(978)	$0.94
Canceled	(4,954)	$6.96

Outstanding as of September 26, 2005	31,614	$4.85

Exercisable as of September 26, 2005	20,136	$5.98

The following tables summarize information about options outstanding and exercisable as of September 26, 2005:

Range of Exercise Prices			Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable (In thousands)	Weighted Average Exercise Price

$0.96	-	$2.76	8,054	$2.47	6.29	2,569	$2.19
$2.80	-	$2.95	7,386	$2.93	4.80	4,058	$2.94
$2.96	-	$3.95	6,471	$3.39	7.28	4,168	$3.35
$4.03	-	$9.70	7,323	$7.90	5.13	6,963	$7.98
$9.75	-	$24.11	2,380	$13.46	4.64	2,378	$13.46

			31,614	$4.85	5.75	20,136	$5.98

The effect on reported net loss and net loss per share of accounting for employee stock options under the fair value method is disclosed in Note 2 “Pro Forma Stock Compensation Expense”.

Note 12:    Income Taxes

The tax expense recorded for the three months ended September 26, 2005 and September 26, 2004 was $0.5 million and $0.4 million, respectively. Each quarter’s tax provision reflects foreign income taxes and state taxes.  The tax expense recorded for the six months ended September 26, 2005 and September 26, 2004 was $1.1 million and $3.2 million, respectively.  The current year's tax provision reflects foreign income taxes and state taxes.  Income tax substantially decreased due to the elimination of withholding taxes on royalty income based upon the Japan-US Treaty, which became effective July 1, 2004.  The prior year's provision reflects foreign withholding taxes as well as foreign income taxes and state taxes.

Note 13:    Litigation

On April 15, 2003, Storage Technology Corporation (“StorageTek”) filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in a tape drive.  StorageTek was acquired by Sun Microsystems, Inc. in August 2005.  The suit seeks a permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. The parties have completed discovery, and a trial has been scheduled for February 27, 2006.  The parties conducted a hearing during the week of March 21, 2005 on StorageTek’s motion for a preliminary injunction, which was subsequently denied by the court.  Quantum believes that StorageTek’s patents are invalid and Quantum intends to defend itself vigorously. Given the inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute.

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

Exabyte Corporation filed a complaint against Certance LLC, a subsidiary of Quantum, for patent infringement with the United States District Court for the District of Colorado on October 5, 2004. The complaint asserted that Certance’s tape storage units, including the DAT 72 drives, infringe an Exabyte patent.  Exabyte also alleged inducement and contributory infringement. Certance tendered the action to Panasonic Shikoku Electronics Co., Ltd. (“PSEC”), formerly Matsushita Kotobuki Electronics, Ltd., for PSEC’s defense and indemnification under certain agreements that Certance has with PSEC.  PSEC formally assumed the defense and indemnification of this claim.  The parties settled this matter in October 2005 and there was no significant financial impact to Quantum.

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

Note 14:     Commitments and Contingencies

Synthetic Lease

In December 2002, Quantum negotiated a five-year synthetic lease agreement with a group of financial institutions (collectively, the “lessor”) for a campus facility in Colorado Springs, Colorado, comprised of three buildings, which expires in December 2007. The lease for the three buildings is accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases.  The total minimum lease payments from the first quarter of fiscal year 2006 until the scheduled expiration date in December 2007 are estimated to be approximately $6.6 million and approximate the lessor’s debt interest service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

The lease is partially secured by a standby letter of credit issued under Quantum’s revolving line of credit and a blanket lien on all of the assets of Quantum. The revolving line of credit expires in October 2008.  At that time Quantum could be required to post cash collateral to secure the lease, unless other financial arrangements are made that are acceptable to the lessor.

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

Appraised value of the facility as of December 2004, the collateral that would be used to satisfy the contingent obligation, was estimated at $50 million and is subject to reappraisal. At any time during the lease term, Quantum may purchase (or cause a third party to purchase) the facility for the stipulated sales price. If Quantum defaults under the lease, its only option is to purchase the facility for the stipulated sales price.  If Quantum had to purchase the property and if the fair value is less than the stipulated sales price on the purchase date, Quantum would incur the charge for the difference, which could be material.

Commitments to purchase inventory

Since the third quarter of fiscal year 2003, a number of our tape drive and tape automation products have been manufactured for us by Jabil or other contract manufactures.  The Storage Systems business has increased its use of contract manufacturers for certain manufacturing functions during the same period. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon a forecast of customer demand provided by Quantum. Quantum is responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory.

As of September 26, 2005 Quantum issued non-cancelable purchase orders for $111.3 million to purchase finished goods from its contract manufacturers and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 15:    Business Segment Information

Quantum’s reportable segments are Tape Drive and Storage Systems. These reportable segments have distinct products with different production processes. The Tape Drive segment consists of tape drives and media. The Storage Systems segment consists of tape automation systems and service and includes disk based backup products. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

Quantum evaluates segment performance based on operating income (loss) excluding special charges and other infrequent or unusual items.  Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(In thousands)	Three Months Ended

	September 26, 2005			September 26, 2004

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Revenue	$136,401	$67,206	$203,607	$108,108	$71,937	$180,045
Cost of revenue	92,901	58,047	150,948	71,778	56,278	128,056

Gross margin	43,500	9,159	52,659	36,330	15,659	51,989

Research and development	18,782	8,706	27,488	14,249	7,364	21,613
Sales and marketing	9,074	12,094	21,168	7,405	13,599	21,004
General and administrative	6,051	2,988	9,039	7,651	4,135	11,786
Special charges	5,751	3,834	9,585	2,343	833	3,176

Total operating expenses	39,658	27,622	67,280	31,648	25,931	57,579

Operating income (loss)	$3,842	$(18,463)	$(14,621)	$4,682	$(10,272)	$(5,590)

(In thousands)	Six Months Ended

	September 26, 2005			September 26, 2004

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Revenue	$275,009	$135,235	$410,244	$213,437	$139,292	$352,729
Cost of revenue	188,043	112,100	300,143	139,370	103,322	242,692

Gross margin	86,966	23,135	110,101	74,067	35,970	110,037

Research and development	38,500	18,170	56,670	29,031	15,511	44,542
Sales and marketing	18,103	24,873	42,976	16,335	28,083	44,418
General and administrative	13,078	6,750	19,828	14,787	8,419	23,206
Special charges	6,184	3,323	9,507	5,396	4,190	9,586

Total operating expenses	75,865	53,116	128,981	65,549	56,203	121,752

Operating income (loss)	$11,101	$(29,981)	$(18,880)	$8,518	$(20,233)	$(11,715)

(In thousands)	As of September 26, 2005			As of March 31, 2005

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Inventories	$36,356	$32,772	$69,128	$33,532	$33,559	$67,091
Service inventories	$24,099	$28,167	$52,266	$28,400	$26,816	$55,216
Goodwill and intangibles, net	$54,282	$49,161	$103,443	$59,463	$55,734	$115,197

Note 16:    Comprehensive Loss

Total comprehensive loss, net of tax if any, for the three months and six months ended September 26, 2005 and September 26, 2004, is presented in the following table:

(In thousands)	Three Months Ended		Six Months Ended

	September 26, 2005	September 26, 2004	September 26, 2005	September 26, 2004

Net loss	$(13,788)	$(6,143)	$(19,265)	$(16,332)
Foreign currency translation adjustment	(33)	(8)	(135)	(432)

Total comprehensive loss	$(13,821)	$(6,151)	$(19,400)	$(16,764)

Note 17:     Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 Accounting for Stock-Based Compensation ("SFAS 123") and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in fiscal year 2007, beginning April 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include a modified-prospective and a modified-retrospective adoption options. Under the modified- retrospective option, prior periods may be restated to reflect the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123 either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recognized for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. This statement expresses views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting this statement, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), Accounting for Conditional Retirement Obligations—an interpretation of SFAS No. 143. This interpretation clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, the interpretation clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 31, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption is encouraged. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

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

In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the "Directive"), which was adopted by the European Union ("EU"). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive's adoption into law by the applicable EU member countries in which we have significant operations. The Company is currently evaluating the effect that the adoption of FSP 143-1 will have on its consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the EU member countries.

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectation that the current installed base of tape drives will result in continued demand for the tape media cartridges, (2) our expectation that media royalties will continue to be a significant source of our DLT® revenues, gross margins, operating income and cash flow, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our expectation that we will incur additional future charges for anticipated restructurings, including the amounts of future payments and annualized cost savings, (5) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (6) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion, (7) our belief that $8,760,000 is sufficient to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor, (8) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (9) our expectation that we will return to profitability, (10) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (11) our expectation that we will make additional acquisitions in the future, (12) our expectations about the timing and maximum amounts of our future contractual payment obligations, and (13) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

While continuing to develop and introduce new products in the storage market, we have also continued to take steps to reduce costs in order to return to profitability and rationalize our operations following past acquisitions. Since 2001, our business has experienced declining total revenues, lower gross margins, and operating losses. Major factors contributing to these trends were increased competition from other computer equipment manufacturers and a continuously challenging operating environment.  Both of these factors resulted in generally lower prices and unit sales. Because of the long-term impact of these trends, we have taken numerous cost reduction actions in recent years. The cost reduction steps that we have taken and that we may continue to take are aimed at eventually returning us to profitability on a consistent basis.

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

DLT® and Super DLT® drives store data on DLTtape® and Super DLTtape® media cartridges, respectively. Historical use of tape drives has shown that drives use many tape media cartridges per year in archival and backup processes. This historical use suggests that the installed base of tape drives will result in continued demand for tape media cartridges. Our tape media cartridges are manufactured and sold by licensed third party manufacturers and, to a lesser extent, directly by us.   As a result of the Certanceacquisition, we acquired tape drive and media products based on the following technologies: Linear Tape Open (“LTO”) Ultrium, DAT/DDS, and Travan. In addition, we acquired Certance’s design and manufacturing capabilities related to recording heads used in tape drives.   LTO Ultrium technology solutions provide data protection for midrange through enterprise networks.  DAT/DDS products offer data protection for small to midsize business networks.  Travan products are designed to reliably and economically protect the data of mobile and home office users.

We receive a royalty on tape media cartridges sold by our licensees. We prefer that a substantial portion of our tape media cartridge sales occur through this license model because this minimizes our operational risks, asset investments and expenses and provides an efficient distribution channel. During our quarter ended September 26, 2005, approximately 82% of our tape media cartridge unit sales occurred through this license model. We believe that the large installed base of tape drives and our licensing of tape media cartridges are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, operating income and cash flow, and this trend is expected to continue.

In fiscal 2004 and 2005 substantially all of our tape drive product manufacturing was outsourced to Jabil Circuit Inc. ("Jabil") in Penang, Malaysia and to Mitsumi Corporation, in the Philippines.  However, since our acquisition of Certance on January 5, 2005, some of our tape drives and head assemblies are manufactured for Certance products in our facility in Penang, Malaysia and by Panasonic Shikoku Electronics Co., Ltd (PSEC) in Japan.

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

Products

Our products include:

Tape Drive business

Quantum’s Tape Drive business offers a broad set of backup products representing all major tape technology segments – DLT®, LTO, DAT/DDS and Travan – for entry to enterprise work environments.  These technologies are offered by Quantum and through Original Equipment Manufacturers (“OEMs”) system and automation brands such as Dell, Hewlett-Packard, International Business Machines Corporation (“IBM”), Overland Storage Inc., Advanced Digital Information Corporation (“ADIC”), and Sun Microsystems, Inc. (through its recent acquisition of StorageTek).

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

DLT-V Series

The value line of DLT products includes the DLT VS160, DLT VS80 drives and DLT-V4.  With compressed capacities from 80 GB to 320 GB and compressed transfer rates from 22 GB/hr to 72 GB/hr, these drives make it possible for everyone to backup.

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

LTO-2

The LTO-2 drive offers 400 GB of compressed capacity and compressed transfer rates of 187 GB/hr.  Quantum’s first-to-market, value-optimized LTO-2 HH (half-height) internal drive features reliable and affordable tape data protection targeted to medium and large businesses. The LTO-2 HH drive attempts to balances price with increased capacity and performance, providing the most affordable entry into the LTO family.

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

High-volumeproducts are sold mainly through third-party distributors, value-added resellers (“VARs”) and OEMs and include the Autoloader DDS-4, Autoloader DAT 72, ValueLoader™, SuperLoader™, and the M-Series family of tape libraries featuring the M1500, M1800 and M2500.  The M-Series libraries are beginning to be replaced by the new PX500-Series libraries, which offer more capacity at lower price points.

Autoloader DDS-4

The Autoloader DDS-4 is an entry-level backup automation product for PC or small workgroup data protection. Featuring a single DDS-4 tape drive and a single six-cartridge removable magazine, it offers up to 120GB of storage with performance up to 10GB/hour.

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

SuperLoader

The SuperLoader tape library is a scalable tape autoloader that has been joined by a new, more cost-effective SuperLoader 3 model.  This family of products provides up to 6.4TB of capacity and 245GB/hour throughput in a 2U (U is a standard of measure equaling 1.75” high) rack-mount form factor and is a modular, high-density tape automation solution designed for the workgroup environment.  Both products include one or two 8-cartridge removable active magazines and are available with a barcode reader (standard for SuperLoader 3) for high performance inventory management.  Depending on model, the SuperLoader family supports a single DLT1, SDLT 320, SDLT 600, LTO-2 or LTO-3 tape drive and includes on-board, Web-based remote management.

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

PX500-Series Libraries

The newest Quantum automated tape libraries are the cost-efficient PX500-Series. Like the M-Series, the PX500 libraries feature a modular, rackmountable design that allows customers to stack and interlink multiple units as their storage requirements change over time. The linked units function as a single larger library thus simplifying operation. The PX502 library supports up to two tape drives and 38 LTO or 32 SDLT cartridges. The PX506 library can be expanded to six tape drives and 100 LTO or 88 SDLT cartridges. The PX510 can accommodate up to 10 tape drives and 201 LTO or 171 SDLT cartridge slots. All PX500 models supports LTO-2, LTO-3 and SDLT 600 tape drives that can be combined to handle mixed media requirements. Interchangeable removable magazines make it easy to bulk load and store cartridges. Web-based library management simplifies remote monitoring and operation, while a redundant power option provides high availability. Capacity ranges from 7.6TB in a single PX502 to 80.4TB in a single PX510. Performance ranges from 108GB/hour in a single PX502 to over 2.9TB/hour in a single PX510. The PX500-Series libraries easily scale up to 22 drives and 438 cartridges providing maximum capacity of 175TB and performance over 6.3TB/hour. Fibre Channel is available for SAN connectivity.

24
•	Enterprise Products

Enterprise products are sold mainly through VARs, OEMs, and directly to key account end customers. These products require a higher level of customer engagement to complete a more complex storage systems sale and include the P-Series libraries and our DX-Series disk-based backup systems.

PX720 Library

Quantum’s flagship enterprise tape library is the PX720, the fifth-generation enterprise tape automation platform developed by Quantum. Accommodating up to 20 tape drives and up to 726 LTO/642 SDLT cartridges in a single chassis, the PX720 provides more than 5.8TB/hour of throughput performance and 290TB capacity.  It supports SDLT 320, SDLT 600, LTO-2 and LTO-3 tape drives and a mixed-media option allows customers to combine different media and tape technologies in a single unit.  The PX720 is designed for high availability and includes fully redundant power and cooling, proactive component-level monitoring, and remote library management.  Further flexibility is provided by the ability to mix SCSI, GbE/NDMP, routed and native Fibre Channel interfaces, programmable load ports and removable magazines.  Multiple PX720 libraries can be linked together to provide up to 100 drives for up to 29TB/hour performance and up to 3,336 LTO/2,968 SDLT cartridges, for a total capacity of 1.3 petabytes (1.3PB or 1,300TB).

DX-Series Disk-Based Backup Systems

The DX-Series Disk-Based Backup Systems (DX30 and DX100) emulate a tape library and are designed to seamlessly integrate into existing backup environments without changes to policies or procedures.  Supported by every major backup software vendor, the DX-Series provides user definable virtual tape drives and cartridges to meet data center requirements.  Designed specifically for extremely fast and reliable backup and restore operations, the DX-Series architecture includes redundant and hot-swappable components that deliver up to 102TB (raw) capacity and up to 2TB/hr performance.  The new Optyon™ hardware-based data compression option can double capacity without buying double the hardware.  A Web-based Graphical User Interface (GUI) provides system management along with event monitoring and notification.  The DX-Series complements tape libraries by allowing them to be dedicated to archive operations and to meet the need to create copies of data on removable media for disaster recovery and regulatory compliance.

•	StorageCare Services

StorageCare™ services are a group of services that support Quantum products from purchase through product life. StorageCare services include product installation and integration, warranty support, spare part sales, and on-site service agreements.  The new StorageCare Guardian service provides proactive real-time monitoring of customer's Quantum libraries and disk-based backup systems. Error condition and hardware failure information is securely transmitted over the Internet to Quantum Customer Service where remote diagnostics can be run and a service call initiated, many times before a customer might even be aware that a problem has occurred. Faster response by technicians armed with the right parts means improved system availability for Quantum customers.

  NOTE: Capacity and performance listed above are native (non-compressed) specifications. Capacity and performance can be doubled using 2:1 data compression.

For more information about our products, please visit our website at www.quantum.com.  The contents of our website are not incorporated into this Form 10-Q.

RESULTS OF OPERATIONS

Revenue

(In thousands)	Three Months Ended

	September 26, 2005	September 26, 2004	Increase/ (decrease)	% Increase/ (decrease)

Tape drives	$80,617	$65,611	$15,006	22.9%
Tape media	23,707	16,038	7,669	47.8%
Tape royalty	32,077	26,459	5,618	21.2%

Tape Drive Segment	136,401	108,108	28,293	26.2%

Storage Systems Segment	67,206	71,937	(4,731)	(6.6%	)

	$203,607	$180,045	$23,562	13.1%

(In thousands)	Six Months Ended

	September 26, 2005	September 26, 2004	Increase/ (decrease)	% Increase/ (decrease)

Tape drives	$165,009	$127,327	$37,682	29.6%
Tape media	47,380	29,349	18,031	61.4%
Tape royalty	62,620	56,761	5,859	10.3%

Tape Drive Segment	275,009	213,437	61,572	28.8%

Storage Systems Segment	135,235	139,292	(4,057)	(2.9%	)

	$410,244	$352,729	$57,515	16.3%

Tape Drive Segment Revenue for the second quarter of fiscal year 2006 as compared to the second quarter of fiscal year 2005

The increase in tape drives revenue in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year is primarily driven by sales of tape drives acquired through the Certance acquisition, partially offset by lower average unit prices.   As the VS80 and SDLT320 matured, average unit prices decreased and sales of the newer replacement products did not offset the decline in sales of older products.

The increase in tape media revenue in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year reflected overall higher units sales driven primarily by sales of tape media acquired through the Certance acquisition.

The increase in tape media royalties in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year was substantially driven by a significant increase in the media royalty revenue associated with the Certance acquisition, partially offset by lower media units sales sold through by our licensees.

Storage Systems Segment Revenue for the second quarter of fiscal year 2006 as compared to the second quarter of fiscal year 2005

The decrease in Storage Systems Segment revenue in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year was primarily due to decreases in the average unit prices and unit sales across most product lines, slightly offset by increases in unit sales of the SuperLoader 3 and PX500 series, our newest storage systems products that started shipping late in the quarter.

Gross Margin

(In thousands)	Three Months Ended

	September 26, 2005	September 26, 2004	Increase/ (decrease)

Tape Drive Segment	$43,500	$36,330	$7,170
Storage Systems Segment	9,159	15,659	(6,500)

Quantum gross margin	$52,659	$51,989	$670

Tape Drive Segment gross margin rate	31.9%	33.6%	(1.7%	)
Storage Systems Segment gross margin rate	13.6%	21.8%	(8.2%	)
Quantum gross margin rate	25.9%	28.9%	(3.0%	)

(In thousands)	Six Months Ended

	September 26, 2005	September 26, 2004	Increase/ (decrease)

Tape Drive Segment	$86,966	$74,067	$12,899
Storage Systems Segment	23,135	35,970	(12,835)

Quantum gross margin	$110,101	$110,037	$64

Tape Drive Segment gross margin rate	31.6%	34.7%	(3.1%	)
Storage Systems Segment gross margin rate	17.1%	25.8%	(8.7%	)
Quantum gross margin rate	26.8%	31.2%	(4.4%	)

Tape Drive Segment Gross Margin

The increase in gross margin in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year reflected an increase in tape drive unit sales as a result of the Certance acquisition, partially offset by lower average unit prices.  As the VS80 and SDLT320 matured, average unit prices decreased and sales of the newer replacement products did not offset the decline in sales of older products.   The decrease in average unit prices for the products, as well as a revenue shift from media royalties to branded tape media, contributed to the decrease in the gross margin rate for the three and six month periods as compared to the previous fiscal year.

Storage Systems Segment Gross Margin

The decrease in gross margin and gross margin rate in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year reflected a decrease in units sales as well as a decrease in the average unit prices.   The decrease in average unit prices was due to pricing pressures driven by the competitive environment on the older products.  Given that several of our highest-volume products, such as the ValueLoader, SuperLoader and M-Series are maturing, their cost structures could not be reduced as quickly as prices, causing a deterioration of our gross margin for those products.

Revenue and Gross Margin Rate Outlook

In the first half of fiscal year 2006, revenue and associated gross margins proved to be challenging for us.  Firstly, our products sell in a highly competitive mature market with a restrictive distribution channel dominated by a few OEMs.  Sales to one of our biggest customers have declined in recent quarters as it manufactures its own LTO brand of tape drive and media products.  Additionally, over the past several years, our DLT and Super DLT tape products have lost market share to LTO based products although some of this revenue risk was mitigated with the acquisition of Certance, which manufactures LTO based products.  Secondly, in our first half of fiscal year 2006, revenues were mostly from our older products that continued to experience pricing declines, and sales were generally weaker in anticipation of new products.  Finally, there is uncertainly in IT spending, and particularly in the tape drive and automation segments of the storage market.  It is unclear, with other competing technologies, whether tape drive and automation market segments will remain steady or decline. The spending for the first half of fiscal year 2006 remained relatively flat. The associated gross margins were primarily affected by the pricing erosion of older products that declined faster than our costs.

Although it is too early to predict the outcome for the second half of fiscal year 2006, we have introduced new products into the market which have resulted in several OEM wins that we hope will enable us to increase market share and improve average unit pricing.  These products include Superloader 3, PX500 Series libraries, and DLTV4 along with other product introductions.  Additionally, efforts to improve gross margins are focused on lowering product cost structures through the consolidation of the manufacturing and supplier relationships we have inherited though past acquisitions so that we have fewer, more beneficial relationships with greater volume and scale that enable us to lower costs.  Through improved product quality and cost management, our efforts are also focused on reducing warranty and repair costs on all of our products.  Additionally, we continue to experience significant revenue and high gross margins from our media business, which were further strengthened by the Certance acquisition.  We believe that we have taken measures to take advantage of opportunities in the second half of fiscal year 2006 and will continue to work toward capitalizing on our initiatives.  However, there are numerous risks to our successful execution of our business plans.  For a discussion of some of the risks and uncertainties that impact our business, see “RISK FACTORS”.

Operating Expenses

(In thousands)	Three Months Ended

	September 26, 2005	% of Segment Revenue	September 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$33,907	24.9%	$29,305	27.1%	$4,602	15.7%
Storage Systems Segment	23,788	35.4%	25,098	34.9%	(1,310)	(5.2%	)

Subtotal	57,695	28.3%	54,403	30.2%	3,292	6.1%

Special charges	9,585		3,176		6,409

Total	$67,280		$57,579		$9,701

(In thousands)	Six Months Ended

	September 26, 2005	% of Segment Revenue	September 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$69,681	25.3%	$60,153	28.2%	$9,528	15.8%
Storage Systems Segment	49,793	36.8%	52,013	37.3%	(2,220)	(4.3%)

Subtotal	119,474	29.1%	112,166	31.8%	7,308	6.5%

Special charges	9,507		9,586		(79)

Total	$128,981		$121,752		$7,229

Research and Development Expenses

(In thousands)	Three Months Ended

	September 26, 2005	% of Segment Revenue	September 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$18,782	13.8%	$14,249	13.2%	$4,533	31.8%
Storage Systems Segment	8,706	13.0%	7,364	10.2%	1,342	18.2%

Total	$27,488	13.5%	$21,613	12.0%	$5,875	27.2%

(In thousands)	Six Months Ended

	September 26, 2005	% of Segment Revenue	September 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$38,500	14.0%	$29,031	13.6%	$9,469	32.6%
Storage Systems Segment	18,170	13.4%	15,511	11.1%	2,659	17.1%

Total	$56,670	13.8%	$44,542	12.6%	$12,128	27.2%

Tape Drive Segment Research and Development Expenses

The increase in research and development expenses in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year primarily reflected the additional headcount and expenses associated with our Certance acquisition.

Storage Systems Segment Research and Development Expenses

The increase in research and development expenses in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year reflected an increase in material and labor investment in support of new product launches anticipated during the current fiscal year.

Sales and Marketing Expenses

(In thousands)	Three Months Ended

	September 26, 2005	% of Segment Revenue	September 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$9,074	6.7%	$7,405	6.8%	$1,669	22.5%
Storage Systems Segment	12,094	18.0%	13,599	18.9%	(1,505)	(11.1%	)

Total	$21,168	10.4%	$21,004	11.7%	$164	0.8%

(In thousands)	Six Months Ended

	September 26, 2005	% of Segment Revenue	September 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$18,103	6.6%	$16,335	7.7%	$1,768	10.8%
Storage Systems Segment	24,873	18.4%	28,083	20.2%	(3,210)	(11.4%	)

Total	$42,976	10.5%	$44,418	12.6%	$(1,442)	(3.2%	)

Tape Drive Segment Sales and Marketing Expenses

The increase in sales and marketing expenses in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year mainly reflected increased headcount from the Certance acquisition and increased spending on marketing and consulting programs.

Storage Systems Segment Sales and Marketing Expenses

The decrease in sales and marketing expenses in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year reflected a reduction of demo units and the impact of cost reduction actions, including reduced headcount.

General and Administrative Expenses

(In thousands)	Three Months Ended

	September 26, 2005	% of Segment Revenue	September 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$6,051	4.4%	$7,651	7.1%	$(1,600)	(20.9%	)
Storage Systems Segment	2,988	4.4%	4,135	5.7%	(1,147)	(27.7%	)

Total	$9,039	4.4%	$11,786	6.5%	$(2,747)	(23.3%	)

(In thousands)	Six Months Ended

	September 26, 2005	% of Segment Revenue	September 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$13,078	4.8%	$14,787	6.9%	$(1,709)	(11.6%	)
Storage Systems Segment	6,750	5.0%	8,419	6.0%	(1,669)	(19.8%	)

Total	$19,828	4.8%	$23,206	6.6%	$(3,378)	(14.6%	)

Tape Drive Segment General and Administrative Expenses

The decrease in general and administrative expenses in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year reflected lower legal costs partially offset by increased headcount from the Certance acquisition.

Storage Systems Segment General and Administrative Expenses

The decrease in general and administrative expenses in the three and six months ended September 26, 2005 as compared to the corresponding periods of the previous fiscal year resulted from the impact of cost reduction actions, including reduced headcount, and a general decline in discretionary spending.

Special Charges

We have taken many actions that have resulted in special charges.  These actions include significant restructuring activities relating to the outsourcing of manufacturing and service functions and rationalization of headcount and facilities as a result of various acquisitions.  Substantial steps have been completed as of September 26, 2005, and the associated costs have been recorded.  We also expect to incur up to $4 million in charges for the quarter ending December 26, 2005.   Additionally, as we continue to integrate the operations of past acquisitions and to monitor and rationalize our infrastructure, we may incur additional charges in the future that are not estimable at this time.

The following two tables show the special charges for the three months and six months ended September 26, 2005 and the estimated timing of future payouts for cost reduction plans (for a discussion of our special charge activity in prior years, refer to Note 7 in our Annual Report on Form 10-K for the year ended March 31, 2005):

(In thousands)
	Three Months Ended		Six Months Ended

	September 26, 2005	September 26, 2004	September 26, 2005	September 26, 2004

By expense type
Severance and benefits	$9,575	$3,221	$9,397	$8,716
Facilities	10	(45)	110	810
Fixed assets	-	-	-	60

Total	$9,585	$3,176	$9,507	$9,586

By cost reduction actions
Outsource certain manufacturing and service functions	$8,045	$-	$8,045	$2,540
Consolidate the operations supporting our two business segments	1,540	3,176	1,462	7,035
Other general expense reduction	-	-	-	11

Total	$9,585	$3,176	$9,507	$9,586

Fiscal year 2006

In the second quarter of fiscal year 2006, an $8.0 million charge was recorded as severance for 267 employees as a result of the closing of the site in Dundalk, Ireland, and the outsourcing of repair operations in the European region.  The closure will proceed in phases and is expected to be completed by the second half of calendar year 2006.  In addition, a $1.5 million charge was recorded as severance for 53 employees within the engineering department in order to streamline our product development processes, align skills with our future product roadmaps and to reduce costs and investment to the appropriate level following product platform transitions.  The actions are expected to be completed by the end of third quarter of fiscal year 2006.

In the six months remaining in fiscal year 2006 as compared to the corresponding period in fiscal year 2005, we expect to realize approximately $14.5 million of annualized cost savings from various restructuring programs that occurred in the six months ended September 26, 2005.  Of this $14.5 million, approximately $8.5 million of the savings is expected to reflect reduced cost of revenue and the remaining savings reflect reduced operating expenses.  The anticipated savings result primarily from employee headcount reductions and reduced facility costs. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

In the first quarter of fiscal year 2006, a $0.2 million charge was reversed because estimated severance costs were lower than originally anticipated.

In the first quarter of fiscal year 2006, a $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

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

For more information regarding Special Charges, refer to Note 5 “Special Charges” to the Condensed Consolidated Financial Statements.

Amortization of Intangible Assets

The following table details intangibles asset amortization expense by classification within our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended

	September 26, 2005	September 26, 2004	Increase/ (decrease)

Cost of revenue	$4,059	$2,975	$1,084
Research and development	96	398	(302)
Sales and marketing	1,074	874	200
General and administrative	147	125	22

	$5,376	$4,372	$1,004

(In thousands)	Six Months Ended

	September 26, 2005	September 26, 2004	Increase/ (decrease)

Cost of revenue	$8,042	$5,950	$2,092
Research and development	191	796	(605)
Sales and marketing	2,133	1,749	384
General and administrative	293	250	43

	$10,659	$8,745	$1,914

For further information regarding amortization of intangible assets, refer to Note 7 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Interest and Other Income, net

(In thousands)	Three Months Ended

	September 26, 2005	September 26, 2004	Increase/ (decrease)

Interest and other income	$3,866	$2,651	$1,215
Interest expense	(2,582)	(2,774)	192

	$1,284	$(123)	$1,407

(In thousands)	Six Months Ended

	September 26, 2005	September 26, 2004	Increase/ (decrease)

Interest and other income	$6,040	$4,114	$1,926
Interest expense	(5,373)	(5,551)	178

	$667	$(1,437)	$2,104

The increase in interest income and other income, net, in the three months and the six months ended September 26, 2005 as compared to the corresponding period of the prior year was mainly due to a $1.1 million payment received from a funded benefit trust and a $0.7 million refund received from the IRS for FICA withholding.

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

The current year’s tax provision primarily reflects foreign income taxes and state taxes.  Income tax substantially decreased due to the elimination of withholding taxes on royalty income based upon the new Japan -US Treaty, which became effective July 1, 2004.

In connection with the disposition of the Company’s hard-disk drive business to Maxtor, the Company and Maxtor entered into a Tax Sharing and Indemnity Agreement, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001.  Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8,760,000.  Quantum believes that this amount is sufficient to cover the remaining potential tax liabilities from various tax authorities under this section of the Tax Sharing Agreement.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	As of or for Six Months Ended

	September 26, 2005	September 26, 2004

Cash and cash equivalents	$100,805	$284,434
Days sales outstanding (DSO on a quarterly basis)	53.9	51.4
Inventory turns (Annualized)	8.7	10.4

Net cash provided by operating activities	$6,642	$18,150
Net cash provided by (used in) investing activities	$(134,356)	$49,277
Net cash provided by financing activities	$3,383	$2,400

Fiscal Year 2006

Cash provided by operating activities during the six months ended September 26, 2005 reflected changes in working capital that provided more cash than was used by the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, and compensation related to stock incentive plans.

The changes in working capital from our fiscal year ended March 31, 2005 were primarily attributable to a decrease in accounts receivable primarily due to the lower revenue, a decrease in accounts payable reflecting the impact of lower levels of operating expenses, and a decrease in other assets and liabilities primarily due to amortization of prepaid insurance costs and prepayments for inventory that was subsequently received.

Cash used in investing activities during the six months ended September 26, 2005 was primarily due to net purchases of short-term investments, purchases of property and equipment, and payments made in relation to the Certance acquisition.

Cash provided by the financing activities of operations in the six months ended September 26, 2005 related to net proceeds from the exercise of employee stock options and activity related to the employee stock purchase plan.

Fiscal Year 2005

Cash provided by operating activities during the six months ended September 26, 2004 reflected changes in working capital that provided more cash than was used by the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, and compensation related to stock incentive plans.

The changes in working capital from our fiscal year ended March 31, 2004 were primarily attributable to a decrease in accounts receivable primarily due to the lower revenue, a decrease in accounts payable reflecting the impact of lower levels of operating expenses, a decrease in warranty reserves due to a lower installed base, and a decrease in other assets and liabilities primarily due to the receipt of various tax refunds and amortization of prepaid insurance costs.

Cash provided by investing activities during the six months ended September 26, 2004 was primarily due to the net sales of short-term investments, proceeds from sale of a Malaysian facility, and proceeds from sale of an equity investment partially offset by purchases of property and equipment.

Cash provided by the financing activities of operations in the six months ended September 26, 2004 related to proceeds from the exercise of employee stock options and activity related to the employee stock purchase plan, partially offset by principal payments on short-term debt.

Capital Resources and Financial Condition

We were unprofitable in the first half of fiscal year 2006.  We will continue to focus on improving our operating performance, including increasing revenue, reducing costs, and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities.  Following the completion of the Certance acquisition in January 2005, this focus on improving our operating performance will include the continued integration of Certance and a continued focus to reduce the cost structure of the combined company.

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

Any lack of renewal, or waiver or amendment, if needed, could result in the credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable.  In the case of our secured senior credit facility, this would mean the loss of our remaining standby letters of credit totaling $27.5 million.  In the case of our synthetic lease, this would mean the acceleration of our obligation to purchase the leased facilities for the stipulated sales price of $50 million. This may result in our having to immediately purchase the land and buildings underlying the lease for cash or find a third party to purchase them, potentially at a substantial discount to their appraised value. We would guarantee any shortfall below the $50 million stipulated sales price up to a maximum of $43.9 million payable by us. Any requirement to pay off either or both of these two items would substantially restrict or reduce cash available to us.

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

Credit line

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity through March 2006 and adjusted several covenant requirements.  In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition.  The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The amount we can borrow under the revolving credit facility is limited by the amount of accounts receivable and inventory.  $27.5 million was committed to standby letters of credit, of which $25 million secured our obligation to the lessor under our synthetic lease (see below and Note 14 “Commitments and Contingencies”).  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.  These covenant changes were effective as of our second quarter fiscal year 2006.

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. As of September 26, 2005, there were no borrowings under the revolving credit line.  The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of September 26, 2005, we were in compliance with all of the amended and restated agreement covenants signed in October 2005.

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

Per the purchase agreement for the acquisition of M4 Data in April 2001, we issued $1.5 million debentures under the earn out provisions during the three months ended September 26, 2005.

As of September 26, 2005, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the six months ended fiscal year 2006. Our ability to repurchase common stock was restricted under our credit facilities.

The table below summarizes our commitments as of September 26, 2005:

(In thousands)	<1 year	1 year and <2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt (1)	$3,500	$7,000	$7,000	$175,750	$193,250
Inventory purchase commitment	111,296	-	-	-	111,296
Operating lease - Colorado facility
- contingent obligation (2)	-	-	50,000	-	50,000
Other operating leases	4,999	9,183	7,562	18,646	40,390

Total contractual cash obligations	$119,795	$16,183	$64,562	$194,396	$394,936

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. As of September 26, 2005, the net amount of $103.4 million of goodwill and intangible assets represented 15% of total assets.

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

RISK FACTORS

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PAGE 21 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

A large percentage of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant change in demand from, one or more key customers could materially and adversely affect our business, financial condition, and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in the first six months of fiscal year 2006 represented 50% of total revenue. This sales concentration does not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

In the first half of fiscal year 2006 approximately 19% and 18% of our revenue was derived from Hewlett-Packard and Dell, respectively.  Over this time period, the revenue contribution from Hewlett-Packard has declined. If this trend continues, or if we experience a significant decline in revenue from Dell, we could be materially and adversely affected.  There is additional risk regarding Hewlett-Packard since it markets and manufactures its own LTO and DDS/DAT tape drives and media in competition with our LTO, DDS/DAT, DLTtape® and Super DLTtape® platforms. To the extent that Hewlett-Packard reduces its purchases of our products in favor of its own, or is successful in gaining share in the market with its tape drive products at the expense of our products, our tape drive and media revenues, operating results and financial condition could be materially and adversely affected.

If any of our other top five customers were to significantly reduce, cancel or delay their orders with us, our results of operations could be materially adversely affected.

Our operating results depend on new product introductions, which may not be successful, in which case, our business, financial condition, and operating results may be materially and adversely affected.

To compete effectively, we must continually improve existing products and introduce new ones, such as our recently introduced SuperLoader 3, PX500-Series libraries and the DLT V-4. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

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

For example, the qualification of our latest tape drives progressed slower than we had anticipated. If we are not successful in timely completion of our new product qualifications and then ramping sales to our key customers, our revenue and results of operations could be adversely impacted.

Competition has increased, and may increasingly intensify, in the tape drive and tape automation markets as a result of competitors introducing products based on new technology standards, which could materially and adversely affect our business, financial condition, and results of operations.

We compete with companies that develop, manufacture, market, and sell tape drive and tape automation products. The principal competitors for our tape drive products include Hewlett-Packard, IBM, and Sony. These competitors are aggressively trying to advance and develop new technologies and products to compete successfully against our technologies and products. For instance, Linear Tape Open (LTO) technology, which was developed by Certance, Hewlett-Packard and IBM, targets the high-capacity data backup market and competes directly with our products based on Super DLTtape® technology.  Hewlett-Packard and IBM thus compete not only with our Super DLTtape®  products but now compete with the LTO product offerings that we acquired through our recent acquisition of Certance.  This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtape® drives and media.  Additionally, our DLT and Super DLTtape® drives have lost market share to LTO based products.  The lower demand resulting from the adverse economic conditions experienced in fiscal year 2003 had resulted in lower demand in the tape drive and tape automation markets in general, which has also resulted in increased ongoing price competition even as economic conditions have improved. In addition, the 2003 merger between Hewlett-Packard and Compaq resulted in a larger competitor in the tape drive and tape automation markets with substantially greater resources and a potentially greater market reach with products that compete directly with ours. These factors, and additional factors, such as the possibility of industry consolidation, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

Our tape automation products compete with product offerings of Advanced Digital Information Corporation, Overland Data Inc. and Sun Microsystems, Inc. (due to its recent acquisition of StorageTek), which offer tape automation systems incorporating DLTtape® and Super DLTtape® technology as well as LTO technology. Increased competition has resulted in increased price competition. If this trend continues or worsens, if competition further intensifies, or if industry consolidation occurs, our sales and gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.

We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition, and operating results would be materially and adversely harmed.

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

Our tape media business generates a relatively high gross margin rate, which significantly impacts the total company gross margin rate.  If we were to experience a significant decline in the tape media or tape royalty gross margin rate, our business, financial condition, and operating results would be materially and adversely affected.

Our tape royalty and media gross margin rates and revenues are dependent on many factors, including the following factors:

•	The pricing actions of other media suppliers;
•	The size of the installed base of tape drives that use our tape cartridges;
•	The performance of our strategic licensing partners, which sell our tape media cartridges;
•

The relative growth in units of our newer tape drive products, since the associated media cartridges typically sell at higher prices than the media cartridges associated with older tape drive products;

•	The relative mix of media purchased directly from us as compared to our licensees;
•	The media consumption habits and rates of end users;
•	The pattern of tape drive retirements; and
•	The level of channel inventories.

Competition from other tape technologies has had a significant negative impact on our income from media as well as on our sales of tape drives. Similarly, competition among media suppliers has periodically resulted in intense, price-based competition for media sales, which also affects media income.  If either of these competitive factors continues or intensifies, it would further erode tape drive unit sales, tape drive installed base, media units and media pricing. Since our Quantum branded media revenue and media royalties are dependent upon media pricing and the quantity of media consumed by the installed base of our tape drives, reduced media prices, or a reduced installed tape drive base, would result in further reductions in our Quantum branded media and media royalty revenue and gross margin rates. This would materially and adversely affect our business, financial condition and results of operations.

We do not control licensee pricing or licensee sales of tape media cartridges. To the extent that our royalty revenue is dependent on the prices of cartridges sold by our licensees, should these licensees significantly lower prices on the media products that they sell, such reduced pricing would lower our royalty revenue, which would materially and adversely affect our business, financial condition, and operating results.

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

We manufacture and sell our products in a number of different markets throughout the world.  Following the acquisition of Certance, an increasing number of our products are internally manufactured at a facility in Penang, Malaysia.  As a result of our global manufacturing and sales operations, we are subject to a variety of risks that are unique to businesses with international operations of a similar scope, including the following:

•	Import and export duties and value-added taxes;
•	Import and export regulation changes that could erode our profit margins or restrict our exports;
•	Political risks and natural disasters, including earthquakes, especially in emerging or developing economies;
•	Potential restrictions on the transfer of funds between countries;
•	Inflexible employee contracts in the event of business downturns;
•	Adverse movement of foreign currencies against the U.S. dollar (the currency in which our results are reported); and
•	The burden and cost of complying with foreign laws.

Any or all of these risks could have a material adverse effect on our business.

Third party infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition, and operating results may be materially and adversely affected.

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. For instance, see Note 13 “Litigation” to the Condensed Consolidated Financial Statements for a description of StorageTek’s patent infringement suit against us. While we currently believe the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition, and operating results may be materially and adversely affected.

From time to time we make acquisitions, such as our January 2005 acquisition of Certance., The failure to successfully integrate this or future acquisitions could harm our business, financial condition, and operating results.

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

•	Difficulties in assimilating and retaining employees;
•	Potential incompatibility of business cultures;
•	Diversion of management’s attention from ongoing business concerns;
•	Coordinating infrastructure operations in a rapid and efficient manner;
•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
•	Failure to realize anticipated synergies and benefits from the acquisition;
•	Insufficient revenues to offset increased expenses associated with the acquisition;
•	Costs and delays in implementing or integrating common systems and procedures;
•	Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
•	Impairment of existing customer, supplier and strategic relationships of either company, such as Certance’s relationship with the Linear Tape Open (LTO) program;
•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or we may incur losses from these investments;
•	Dissatisfaction or performance problems with the acquired company;
•	The assumption of risks of the acquired company that are difficult to quantify, such as litigation;
•	The cost associated with the acquisition; and
•	Assumption of unknown liabilities or other unanticipated adverse events or circumstances.

We cannot provide assurance that we will be able to successfully integrate Certance, or any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could harm our business, financial condition, and operating results.

A significant portion of our manufacturing is outsourced to Jabil and other third party contract manufacturers. If we cannot obtain our products and parts from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition, and results of operations.

A number of our tape drive and tape automation products are manufactured for us by Jabil or other contract manufactures.  We face a number of risks as a result of this outsourced manufacturing, including, among others:

•	Sole source of product supply

In each case, our contract manufacturer is our sole source of supply for the tape drive and/or tape automation products they manufacture for us. Because we are relying on one supplier, we are at greater risk of experiencing component shortages or other delays in customer deliveries that could result in customer dissatisfaction and lost sales, which could materially damage customer relationships and result in lost revenue.

•	Cost and purchase commitments.

We may not be able to control the costs we would be required to pay our contract manufacturers for the products they manufacture for us. They procure inventory to build our products based upon a forecast of customer demand that we provide. We would be responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that they had already purchased under a prior forecast. Such a variance in forecasted demand could require us to pay them for finished goods in excess of current customer demand or for excess or obsolete inventory and generally incur higher costs. As a result, we could experience reduced gross margins and larger operating losses based on these purchase commitments.

•	Quality.

We will have limited control over the quality of products produced by our contract manufacturers. Therefore, the quality of the products may not be acceptable to our customers and could result in customer dissatisfaction, lost revenue, and increased warranty costs.

Any or all of these risks could have a material adverse effect on our business.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions.  The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to bring us back to profitability.

In the last four years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs. These steps and additional possible future restructurings in response to adverse changes in our business and industry may require us to make cash payments that, if large enough, would materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition and operating results.

We have made and may continue to make significant changes to our infrastructure and management, including consolidating or eliminating systems and functions, reducing the number of contract manufacturer and supplier relationships we have, outsourcing our repair operations, and reducing the number of employees supporting functions. If we do not manage the changes that we implement successfully, our business could be disrupted, and that could adversely impact our results of operations and financial condition.

Managing change is an important focus for us.  Following the acquisition of Certance, one of our important initiatives involves combining and integrating the systems and functions of the companies, and adapting our business processes and software to the requirements of the new organization.  We are also managing several significant initiatives involving our operations, including efforts to reduce the number of contract manufacturers and suppliers we use, the outsourcing of our repair capabilities and the related closing of our facility in Dundalk, Ireland.  In addition, we continue to reduce headcount to streamline and consolidate our supporting functions as appropriate following past acquisitions and in response to market or competitive conditions.  If we are unable to successfully manage the changes that we implement, and detect and address issues as they arise, it could disrupt our business and adversely impact our results of operations and financial condition.

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 345 United States patents and have 171 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers, and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

We are exposed to general economic conditions that have continued to result in significantly reduced sales levels and significant operating losses.  If we experience adverse economic conditions, our business, financial condition, and operating results could be further adversely and materially impacted.

If we experience adverse economic conditions in the United States and throughout the world economy, our business, operating results, and financial condition could be further adversely and materially impacted. We took actions in fiscal years 2003 through 2005 to reduce our cost of sales and operating expenses in order to address these adverse conditions.  A prolonged continuation or worsening of sales trends would require us to take additional actions to further reduce our cost of sales and operating expenses in subsequent quarters in order to align these costs with reduced revenue. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment.  If we are required to undertake further expense reductions, we may incur significant additional incremental special charges associated with such expense reductions that are disproportionate to sales, thereby materially and adversely affecting our business, financial condition, and operating results.

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

We must devote substantial resources to new product development, manufacturing, and sales and marketing activities to be competitive in our markets. Historically, cash flow from operating activities has provided us with a significant portion of the cash and liquidity that we have required in order to invest in product development, manufacturing, and sales activities. Until or unless we return to consistent, profitable GAAP operating results, we will have significantly less liquidity to invest in our business, which could have a material adverse impact on our business, results of operations, liquidity, and financial condition.

Our ability to achieve profitability may be adversely impacted by higher energy prices to the extent that we or our key suppliers experience higher energy costs which we are unable to offset or recover in the form of higher prices for our products and services.

Our Storage Systems business currently operates at a loss and may continue to operate at a loss. If we are unable to make Storage Systems profitable, the losses from this group could materially and adversely affect our business, financial condition, and results of operations.

We have invested, and will continue to invest, in the development, promotion, and sale of storage solutions. Operating expenses associated with Storage Systems revenue are comparatively high, particularly as we invest in new product platforms, resulting in losses and cash consumption out of proportion to the revenue generated by the group when compared to our Tape Drive business.  In addition, the Storage Systems business operates in an increasingly competitive environment.   Therefore, we will need to generate significant revenues from Storage Systems, including service and product support revenues, or significantly reduce our related operating expenses for the group in order to make Storage Systems profitable. We cannot provide assurance that Storage Systems will ever produce operating income or will ever generate positive cash flow, and, if we are unable to do so, these losses could negatively impact our business, financial condition, and operating results.

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

Some of our production processes and materials are environmentally sensitive, and new environmental regulation could lead to increased costs, or otherwise adversely affect our business, financial condition, and results of operations.

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of chemicals, gases and other hazardous substances used in our manufacturing processes, air emissions, waste discharges, waste disposal, as well as the investigation and remediation of soil and ground water contamination.  A recent directive in the European

Union imposes a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment.  Additional European legislation will ban the use of some heavy metals including lead and some flame retardants in electronic components beginning in July 2006.  We are in the process of implementing procedures to comply with this new legislation.  However, this legislation may adversely affect our manufacturing costs or product sales by requiring us to acquire costly equipment or materials, or to incur other significant expenses in adapting our manufacturing processes or waste and emission disposal processes.  Furthermore, environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition, and results of operations.

Our credit agreement and synthetic lease contain various covenants that limit our discretion in the operation of our business, which could have an adverse effect on our business, financial condition, and results of operations.

Our credit agreement and synthetic lease contain numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, thereby restricting our ability to:

•	Incur debt;
•	Incur liens;
•	Redeem or prepay subordinated debt;
•	Make acquisitions of businesses or entities or sell certain assets;
•	Make investments, including loans, guarantees, and advances;
•	Make capital expenditures beyond a certain threshold;
•	Engage in transactions with affiliates;
•	Pay dividends or engage in stock repurchases; and
•	Enter into certain restrictive agreements.

Our ability to comply with covenants contained in our credit agreement or our synthetic lease may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Our failure to comply with our debt-related covenants in one agreement could result in an acceleration of our indebtedness and cross-default under the other agreement, which may have a material adverse effect on our liquidity and financial condition. Even if we are able to comply with all covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, and other corporate opportunities.

Our credit agreement is secured by a pledge of all of our assets. If we were to default under our credit agreement and were unable to obtain a waiver for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under the credit agreement. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition, and results of operations.

Pursuant to our synthetic lease, we have an obligation for a guaranteed value to the lessor at the end of the lease term, which could result in our being required to make a significant cash payment to the lessor, and if we are required to do so, our business, financial condition, and results of operations could be materially and adversely impacted.

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

In prior year periods, we violated certain financial covenants under our credit agreement and synthetic lease and received waivers or amendments for such violations.  If in the future we violate financial covenants, it could materially and adversely impact our financial condition, and liquidity.

If our operating results do not improve in the future and we violate any financial or reporting covenant in our credit agreement and receive a notice of default letter from our bank group, our credit line could become unavailable, and any amounts outstanding could become immediately due and payable. If we were unsuccessful in securing a waiver of such violation or an amendment to our credit agreement, we might have to restrict $27.5 million of our cash to cover the outstanding standby letters of credit issued under the credit agreement. This would have a material and adverse impact on our liquidity.

If we violate any financial or reporting covenants in our credit agreement, it would cause a corresponding violation under our synthetic lease. Absent a waiver or an amendment to our synthetic lease, such a violation would be cause for default under that agreement. For more information regarding our synthetic lease, please refer to the immediately preceding risk factor.

Without the availability of the credit agreement, we would have to rely on operating cash flows and debt or equity arrangements other than the credit agreement, if such alternative funding arrangements are available to us at all, in order to maintain sufficient liquidity. If we were not able to obtain sufficient cash from our operations or from these alternative funding sources under such circumstances, our operations, financial condition, and liquidity would be materially and adversely affected.

Our reliance on a limited number of third party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems, and, as a result, our business, financial condition, and operating results may be materially and adversely affected.

We depend on a limited number of suppliers for components and sub-assemblies, including recording heads, media cartridges, and integrated circuits, all of which are essential to the manufacture of tape drives and tape automation systems.

If component shortages occur, or if we experience quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased, and as a result, our business, financial condition, and operating results could be materially and adversely affected. In addition, we qualify only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

Furthermore, the main supplier of recording heads for our products is located in China. Political instability, trade restrictions, changes in tariff or freight rates, or currency fluctuations in China could result in increased costs and delays in shipment of our products and could materially and adversely impact our business, financial condition, and operating results.

Because we rely heavily on distributors and other resellers to market and sell our products, if one or more distributors were to experience a significant deterioration in its financial condition or its relationship with us, this could disrupt the distribution of our products and reduce our revenue, which could materially and adversely affect our business, financial condition, and operating results.

In certain product and geographic segments we heavily utilize distributors and value added resellers to perform the functions necessary to market and sell our products. To fulfill this role, the distributor must maintain an acceptable level of financial stability, creditworthiness and the ability to successfully manage business relationships with the customers it serves directly. Under our distributor agreements with these companies, each of the distributors determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to its customers. If the distributor is unable to perform in an acceptable manner, we may be required to reduce the amount of sales of our product to the distributor or terminate the relationship. We may also incur financial losses for product returns from distributors or for the failure or refusal of distributors to pay obligations owed to us. For instance, on May 7, 2003, Digital Storage, Inc., one of our media distributors, filed for Chapter 11 bankruptcy protection. As a result of this bankruptcy, we recorded a net bad debt charge of $1.4 million in fiscal year 2003. Either scenario could result in fewer of our products being available to the affected market segments, reduced levels of customer satisfaction and/or increased expenses, which could in turn have a material and adverse impact on our business, results of operations, and financial condition.

Maxtor’s failure to perform under the indemnification provisions of a tax sharing and indemnity agreement entered into with us providing for payments to us that relate to tax liabilities, penalties, and interest resulting from the conduct of our business prior to the Hard Disk Drive group disposition date could have a material adverse effect on our business, financial condition, and operating results.

Under a tax sharing and indemnity agreement between us and Maxtor entered into in connection with the disposition of the Hard Disk Drive group, Maxtor has agreed to assume limited responsibility for payments related to certain taxes, penalties, and interest resulting from the conduct of business by the Quantum Tape Drive and Storage Systems group for all periods before our issuance of tracking stock and the conduct of the Quantum Hard Disk Drive group for all periods before the disposition of the Hard Disk Drive group to Maxtor. If audit adjustments are successfully asserted with respect to such conduct, and if Maxtor fails to indemnify us under this obligation or is not able to pay the reimbursement in full, we would nevertheless be obligated, as the taxpayer, to pay the tax. As a result, we could experience a material adverse effect on our business, financial condition, and operating results.

Maxtor’s failure to perform under the agreements in connection with contingent liabilities would harm our business, financial condition, and operating results.

We may have contingent liabilities for some obligations assumed by Maxtor in connection with the disposition of HDD, including real estate and litigation, and Maxtor’s failure to perform under these obligations could result in significant costs to us that could have a materially adverse impact on our business, financial condition, and operating results.

The disposition of the Hard Disk Drive group may be determined not to be tax-free, which would result in us or our stockholders, or both, incurring a substantial tax liability, which could materially and adversely affect our business, financial condition, and results of operations.

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

If the disposition of the Hard Disk Drive group is determined not to be tax-free and the tax opinion insurance policy does not fully cover the resulting tax liability, we or our stockholders or both could incur substantial tax liability, which could materially and adversely affect our business, financial condition, and results of operations.

The tax opinion insurance policy issued in conjunction with the disposition of the Hard Disk Drive group does not cover all circumstances under which the disposition could become taxable to us, and as a result, we could incur an uninsured tax liability, which could materially and adversely affect our business, financial condition, and results of operations.

In addition to customary exclusions from its coverage, the tax opinion insurance policy does not cover any federal or state tax payable by us if the disposition becomes taxable to us as a result of a change in relevant tax law.  We could incur uninsured tax liability, which could materially and adversely affect our business, financial condition, and results of operations.

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

If the disposition of the Hard Disk Drive group were determined to be taxable to Quantum, we would not be able to recover an amount to cover the tax liability either from Maxtor or under the insurance policy in the following circumstances:

•

If the tax loss were not covered by the policy because it fell under one of the exclusions from coverage under the tax opinion insurance policy described above, insurance proceeds would not be available to cover the loss;

•

If the tax loss were caused by our own acts or those of a third party that made the disposition taxable (for instance, an acquisition of control of Quantum which began during the one-year period before and nine-month period following the closing), Maxtor would not be obligated to indemnify us for the amount of the tax liability; or

•

If Maxtor were required to reimburse us for the amount of the tax liability according to its indemnification obligations under the Hard Disk Drive group disposition, but was not able to pay the reimbursement in full, we would nevertheless be obligated, as the taxpayer, to pay the tax.

In any of these circumstances, the tax payments due from us could be substantial. In order to pay the tax, we would have to either deplete our existing cash resources or borrow cash to cover our tax obligation. Our payment of a significant tax prior to payment from Maxtor under Maxtor’s indemnification obligations, or in circumstances where Maxtor has no payment obligation, could harm our business, financial condition, and operating results.

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

Four institutional investors own approximately 53% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the Quantum DLT® and Storage Systems shares they currently own, that may cause our stock price to be more volatile.  For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity.  In these situations, selling pressure outweighs buying demand and our stock price has declined.

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

If we fail to meet our projected quarterly results, our business, financial condition, and results of operations may be materially and adversely harmed.

We are exposed to fluctuations in foreign currency exchange rates, and an adverse change in foreign currency exchange rates relative to our position in such currencies could have a materially adverse impact on our business, financial condition, and results of operations.

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

Our international operations can act as a natural hedge when both operating expenses and sales are denominated in local currencies. In these instances, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar would result in lower sales when translated to U.S. dollars, operating expenses would also be lower in these circumstances. Also, since an insignificant amount of our current sales are denominated in currencies other than the U.S. dollar, we do not believe that our total foreign exchange rate exposure is significant. Nevertheless, an increase in the rate at which a foreign currency is exchanged for U.S. dollars would require more of that particular foreign currency to equal a specified amount of U.S. dollars than before such rate increase. In such cases, and if we were to price our products and services in that particular foreign currency, we would receive fewer U.S. dollars than we would have received prior to such rate increase for the foreign currency. Likewise, if we were to price our products and services in U.S. dollars while competitors priced their products in a local currency, an increase in the relative strength of the U.S. dollar would result in our prices being uncompetitive in those markets. Such fluctuations in currency exchange rates could materially and adversely affect our business, financial condition, and results of operations.

We must maintain appropriate levels of service inventories. If we have too little service inventory, we may experience increased levels of customer dissatisfaction. If we have too much service inventory, we may incur financial losses.

We maintain levels of service inventories to satisfy future warranty obligations and also to earn service revenue to repair products for which the warranty has expired. We estimate the required amount of service inventories based on historical usage and forecasts of future warranty requirements, including estimates of failure rates and costs to repair, and out of warranty revenue. Given the significant levels of judgment inherently involved in the process, we cannot provide assurance that we will be able to maintain appropriate levels of service inventories to satisfy customer needs and to avoid financial losses from excess inventory charges. If we are unable to maintain appropriate levels of service inventories, our business, financial condition, and results of operations may be materially and adversely impacted.

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

As of September 2005, our senior credit facilities are comprised of a $145 million revolving line of credit expiring in October 2008 and a $50 million synthetic lease expiring in December 2007.  Borrowings under the revolving credit line bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to EBITDA ratio.  The synthetic lease payments are based on LIBOR or a base rate, plus a margin.  Our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 10 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt” to the Condensed Consolidated Financial Statements).  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.

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

An annual meeting of the stockholders of Quantum was held on September 12, 2005.  The following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each such proposal:

Proposal 1.    Proposal to elect seven  (7) directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

	Name	For	Withheld
	Richard E. Belluzzo	165,727,616	4,825,472
	Michael A. Brown	165,311,098	5,241,990
	Alan L. Earhart	160,599,603	9,953,485
	Edward M. Esber, Jr.	161,924,086	8,629,002
	John M. Partridge	168,107,664	2,445,444
	Steven C. Wheelwright	167,676,567	2,876,521
	Mary A. Wilderotter	163,663,719	6,889,369

Proposal 2.    Proposal to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Quantum for the fiscal year ending March 31, 2006.

For: 170,215,636                                            Against: 231,563                         Abstained: 105,890

Item 5.	Other information
	None.

Item 6.	Exhibits
	The Exhibit Index beginning on page 59 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President, Finance and Chief Financial Officer

Dated: November 4, 2005

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

Date: November 4, 2005

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

Date: November 4, 2005

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President,Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard E. Belluzzo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Quantum Corporation, on Form 10-Q for the quarterly period ended September 26, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

Date: November 4, 2005

QUANTUM CORPORATION

/s/ RICHARD E. BELLUZZO

Richard E. Belluzo Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Edward J. Hayes, Jr., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Quantum Corporation, on Form 10-Q for the quarterly period ended September 26, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

Date: November 4, 2005

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President,Finance and Chief Financial Officer

QUANTUM CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Registrant‡
3.3	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000
3.4	Amendment to Amended and Restated By-laws of Registrant, effective September 2, 2004.	10-Q	001-13449	3.3	November 3, 2004
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999
4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002
4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
10.1	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.2	Form of Director Grant Agreement	8-K	001-13449	10.1	September 29, 2005
10.3	Amended and Restated Credit Agreement, among Quantum Corporation, Keybank National Association, as Administrative Agent, and the other lenders, dated as of October 26, 2005	8-K	001-13449	10.1	November 1, 2005
10.4	Sixth Amendment to Participation Agreement, among Quantum Corporation, Selco Service Corporation, as Lessor, Keybank National Association, as Agent, and the other participants, dated as of October 26, 2005	8-K	001-13449	10.2	November 1, 2005
10.5	Fifth Amendment to Master Lease, Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, between Quantum Corporation and Selco Service Corporation, dated as of October 26, 2005	8-K	001-13449	10.3	November 1, 2005
24	Power of Attorney (see signature page).

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

* Indicates management contract or compensatory plan, contract or arrangement.

‡ Filed herewith.

† Furnished herewith.