Form 10-Q
period 2005-12-26
QUANTUM CORP /DE/
filed 2006-02-02
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-13449

QUANTUM CORPORATION

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer      [   ]                     Accelerated filer       [X]                   Non-accelerated filer      [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]  No [ X]

As of the close of business on February 1, 2006, approximately 187.3 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	December 26, 2005	December 26, 2004	December 26, 2005	December 26, 2004

Product revenue	$184,865	$170,492	$532,489	$466,460
Royalty revenue	33,500	30,907	96,120	87,668

Total revenue	218,365	201,399	628,609	554,128

Cost of revenue	154,705	141,348	454,848	384,040

Gross margin	63,660	60,051	173,761	170,088

Operating expenses:
Research and development	25,546	21,239	82,216	65,781
Sales and marketing	21,571	20,093	64,547	64,511
General and administrative	10,070	13,335	29,898	36,541
Restructuring charges	3,515	641	13,022	10,227

	60,702	55,308	189,683	177,060

Income (loss) from operations	2,958	4,743	(15,922)	(6,972)
Interest income and other, net	597	2,387	6,637	6,501
Interest expense	(2,383)	(2,755)	(7,756)	(8,306)

Income (loss) before income taxes	1,172	4,375	(17,041)	(8,777)
Income tax provision (benefit)	353	(11,910)	1,405	(8,730)

Net income (loss)	$819	$16,285	$(18,446)	$(47)

Net income (loss) per share
Basic	$-	$0.09	$(0.10)	$-
Diluted	$-	$0.08	$(0.10)	$-

Weighted average common and common equivalent shares
Basic	184,217	181,607	183,663	180,744
Diluted	185,793	219,280	183,663	180,744

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

  (In thousands)

	December 26, 2005	March 31, 2005
	(Unaudited)	(1)

Assets
Current assets:
Cash and cash equivalents	$131,836	$225,136
Short-term investments	99,700	25,000
Restricted cash	558	-
Accounts receivable, net of allowance for doubtful accounts of $8,059 and $8,962, respectively	137,491	128,627
Inventories	73,035	67,091
Service inventories	54,914	55,216
Deferred income taxes	11,330	11,361
Other current assets	35,164	47,300

Total current assets	544,028	559,731

Long-term assets:
Property and equipment, less accumulated depreciation	40,562	42,716
Purchased technology, less accumulated amortization	43,104	55,075
Other intangible assets, less accumulated amortization	9,663	12,944
Goodwill	47,178	47,178
Other long-term assets	5,200	6,970

Total long-term assets	145,707	164,883

	$689,735	$724,614

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$69,282	$81,447
Accrued warranty	33,436	37,738
Accrued restructuring charges	12,198	7,704
Short-term debt	1,488	-
Other accrued liabilities	105,064	116,068

Total current liabilities	221,468	242,957
Long-term liabilities:
Deferred income taxes	10,974	10,974
Convertible subordinated debt	160,000	160,000

Total long-term liabilities	170,974	170,974
Commitments and contingencies
Stockholders' equity:
Common stock	267,732	262,409
Retained earnings	29,561	48,274

Stockholders' equity	297,293	310,683

	$689,735	$724,614

(1) Derived from the March 31, 2005 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2005.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended

	December 26, 2005	December 26, 2004

Cash flows from operating activities:
Net loss	$(18,446)	$(47)
Adjustments to reconcile net loss from to net cash
provided by operating activities:
Depreciation and amortization	33,257	30,535
Deferred income taxes	31	(20)
Compensation related to stock incentive plans	734	711
Changes in assets and liabilities:
Accounts receivable	(8,864)	5,705
Inventories	(5,944)	28
Accounts payable	(12,165)	(6,053)
Income taxes payable	(976)	(10,262)
Accrued warranty	(4,302)	(4,141)
Other assets and liabilities	24,658	4,913

Net cash provided by operating activities	7,983	21,369

Cash flows from investing activities:
Purchases of short-term investments	(1,362,000)	(2,196,585)
Proceeds from sale of short-term investments	1,287,300	2,219,560
Purchases of property and equipment	(14,715)	(10,084)
Proceeds from sale of facility	-	5,137
Proceeds from sale of equity investment	-	5,138
Payments made in connection with business acquisitions	(16,457)	-

Net cash provided by (used in) investing activities	(105,872)	23,166

Cash flows from financing activities:
Principal payments of short-term debt	-	(537)
Proceeds from issuance of common stock, net	4,589	3,257

Net cash provided by financing activities	4,589	2,720

Net increase (decrease) in cash and cash equivalents	(93,300)	47,255
Cash and cash equivalents at beginning of period	225,136	214,607

Cash and cash equivalents at end of period	$131,836	$261,862

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,923	$5,441

Income taxes, net of refunds	$(711)	$922

Notes payable issued for achievement of certain earn out provisions of M4 Data (Holdings) Ltd. acquisition	$-	$1,511

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

For purposes of pro forma disclosures, the estimated fair value of Quantum’s employee stock options is amortized to expense over the vesting period of the option. Quantum’s pro forma net income (loss) and net income (loss) per share follow:

(In thousands, except per-share data)
	Three Months Ended		Nine Months Ended

	December 26, 2005	December 26, 2004	December 26, 2005	December 26, 2004

Reported net income (loss)	$819	$16,285	$(18,446)	$(47)
Option fair value amortization, net of tax effects	(2,268)	(2,654)	(6,771)	(9,890)

Pro forma net income (loss)	$(1,449)	$13,631	$(25,217)	$(9,937)

Basic net income (loss) per share:
As reported	$-	$0.09	$(0.10)	$-
Pro forma	$(0.01)	$0.08	$(0.14)	$(0.05)

Diluted net income (loss) per share:
As reported	$-	$0.08	$(0.10)	$-
Pro forma	$(0.01)	$0.07	$(0.14)	$(0.05)

Under the Stock Option Plans, the weighted-average grant date fair values reported below have been estimated at the date of grant using a Black-Scholes option pricing model.   The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Three Months Ended		Nine Months Ended

	December 26, 2005	December 26, 2004	December 26, 2005	December 26, 2004

Option life (in years)	3.23	2.45	3.21	3.08
Risk-free interest rate	4.37%	3.05%	4.00%	2.98%
Stock price volatility	0.54	0.73	0.64	0.79
Dividend yield	–	–	–	–
Weighted-average grant date fair values	$1.21	$1.06	$1.32	$1.50

Under the Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter of fiscal year 2006 and fiscal year 2005 was estimated at the date of grant using a Black-Scholes option pricing model.   In January 2005, the Stock Purchase Plan was modified from a 2-year look back to a 6 month look back option.  As a result, the option life decreased from the second quarter of fiscal year 2005 to the second quarter of fiscal year 2006.  The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

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

Note 4:    Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share:

(In thousands, except per-share data)
	Three Months Ended		Nine Months Ended

	December 26, 2005	December 26, 2004	December 26, 2005	December 26, 2004
Numerator
Net income (loss)	$819	$16,285	$(18,446)	$(47)
Adjustment for interest expense on convertible
subordinated notes, net of taxes	-	1,750	-	-

Net income (loss), adjusted	$819	$18,035	$(18,446)	$(47)

Denominator
Weighted average shares outstanding used to compute basic net income (loss) per share	184,217	181,607	183,663	180,744
Effect of dilutive securities:
Dilutive potential common shares	2	285	-	-
Dilutive common stock equivalents	1,574	606	-	-
Shares issuable upon conversion of
subordinated notes	-	36,782	-	-

Weighted average shares outstanding used to compute diluted net income (loss) per share	185,793	219,280	183,663	180,744

Net income (loss) per share
Basic net income (loss) per share	$-	$0.09	$(0.10)	$-

Diluted net income (loss) per share	$-	$0.08	$(0.10)	$-

The computations of diluted net income (loss) per share for the periods presented excluded the effect of the following because the effect would have been antidilutive except for the three months ended December 26, 2005 and December 26, 2004:

•	Options to purchase 30.3 million shares and 30.8 million shares of Quantum common stock that were outstanding as of December 26, 2005, and December 26, 2004, respectively.

In addition, the computations of diluted net income (loss) per share for the periods presented excluded the effect of the following because the effect would have been antidilutive except for the three months ended December 26, 2004:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

Note 5:    Restructuring Charges

In fiscal years 2006 and 2005, Quantum took steps to reduce costs in an effort to return to profitability and rationalize its operations following past acquisitions. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Outsourcing manufacturing and repair operations;
•	Consolidating most of the operations supporting our two business segments; and
•	Reducing other general expenses, including consolidating and streamlining operations and administrative functions.

The following tables show the type of activity for the three months and nine months ended December 26, 2005 and December 26, 2004.

(In thousands)
	Three Months Ended		Nine Months Ended

	December 26, 2005	December 26, 2004	December 26, 2005	December 26, 2004

By expense type
Severance and benefits (reversals)	$1,715	$(244)	$11,112	$8,472
Facilities	1,800	885	1,910	1,695
Fixed assets	-	-	-	60

Total	$3,515	$641	$13,022	$10,227

By cost reduction actions
Outsource certain manufacturing and repair operations	$-	$-	$8,045	$2,540
Consolidate the operations supporting our two business segments	3,515	641	4,977	7,676
Other general expense reduction	-	-	-	11

Total	$3,515	$641	$13,022	$10,227

Fiscal year 2006

In the third quarter of fiscal year 2006,

•

A $1.7 million charge was recorded as severance for 45 employees as part of the continuing effort to streamline the Company’s product development and marketing processes following the product platform transitions and the consolidation of the marketing function;

•

A $1.9 million charge was recorded for our facility in Colorado Springs, Colorado because the estimated costs were higher than originally anticipated due to an increase in interest rates and a reduction in estimated sublease income; and

•	A charge of $0.1 million was reversed as the costs were lower than originally anticipated for a facility in Boulder, Colorado.

In the second quarter of fiscal year 2006, an $8.0 million charge was recorded as severance for 267 employees as a result of the closing of the site in Dundalk, Ireland, and the outsourcing of repair operations in the European region.  The closure will proceed in phases and is expected to be completed by the second half of calendar year 2006.  In addition, a $1.5 million charge was recorded as severance for 53 employees within the engineering department in order to streamline the Company’s product development processes following product platform transitions.  The actions are expected to be completed by the end of the fiscal year 2006.

In the first quarter of fiscal year 2006, a $0.2 million charge was reversed because estimated severance costs related to earlier actions were lower than originally anticipated since actual outplacement fees paid were less than estimated and a $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts .

Fiscal year 2005

In the third quarter of fiscal year 2005,

•	A charge of $0.8 million was recorded for severance benefits and severance related costs for 26 employees impacting most Quantum functions and locations;
•	A charge of $0.9 million was recorded for our facilities in Boulder, Colorado and Colorado Springs, Colorado as a result of changes to the original assumptions;

•	A charge of $0.2 million was reversed as the costs were lower than originally anticipated for a facility in San Jose, California; and
•	A charge of $0.9 million was reversed because estimated severance costs were lower than originally anticipated based on the final settlement of a pension liability.

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

The following two tables show the activity and the estimated timing of future payouts for cost reduction plans (for a complete discussion of Quantum’s restructuring charge activity in prior years, refer to Note 7 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2005):

(In thousands)	Severance and benefits	Facilities	Total

Balance as of March 31, 2005	$3,656	$4,048	$7,704
Tape Drive restructuring charges	-	100	100
Cash payments	(2,348)	(1,114)	(3,462)
Non-cash charges	(47)	(21)	(68)
Restructuring charge reversal	(178)	-	(178)

Balance as of June 27, 2005	$1,083	$3,013	$4,096
Tape Drive restructuring charges	5,768	7	5,775
Storage Systems restructuring charges	3,842	3	3,845
Cash payments	(1,079)	(1,028)	(2,107)
Non-cash charges	(39)	-	(39)
Restructuring charge reversal	(17)	(18)	(35)

Balance as of September 26, 2005	$9,558	$1,977	$11,535
Tape Drive restructuring charges	1,445	1,307	2,752
Storage Systems restructuring charges	270	611	881
Cash payments	(2,273)	(552)	(2,825)
Non-cash charges	(27)	-	(27)
Restructuring charge reversal	-	(118)	(118)

Balance as of December 26, 2005	$8,973	$3,225	$12,198

Estimated timing of future payouts:
Fiscal Year 2006	$1,916	$508	$2,424
Fiscal Year 2007 to 2008	7,057	2,717	9,774

	$8,973	$3,225	$12,198

The $12.2 million remaining restructuring charge accrual as of December 26, 2005 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during fiscal years 2006 and 2007.  The facilities charges related to vacant facilities in Irvine, California; Colorado Springs, Colorado; Boulder, Colorado; and Basingstoke, United Kingdom will be paid over the respective lease terms, which continue through the third quarter of fiscal year 2008.

Note 6:  Acquisitions

Certance Holdings

On January 5, 2005, Quantum acquired all of the shares of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape backup drives and data protection solutions, for $60 million in cash paid to the Certance shareholders plus $2.5 million for the direct costs of the acquisition.  Under the terms of the acquisition, the total consideration payable by Quantum upon acquisition was approximately $60 million, of which approximately $40 million was paid as of March 31, 2005 and $14.2 million was paid in the first quarter of fiscal year 2006.  Approximately $5.8 million was deposited into escrow in September 2005, as security for certain indemnity obligations of the Certance equityholders under the Agreement.  In December 2005, Quantum and Certance shareholders signed an agreement whereby $3.8 million was distributed to Quantum for releasing Certance shareholders from indemnification obligations under the merger agreement.  Approximately $1.5 million has been distributed to the Certance shareholders as of December 26, 2005 and $0.6 million is reflected in the December 26, 2005 balance sheet as restricted cash.

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

The preliminary purchase price at the time of the acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

(In thousands)	Preliminary Purchase Price Allocation March 31, 2005	Adjustments to Preliminary Purchase Price	Preliminary Purchase Price Allocation December 26, 2005

Current assets	$68,010	$1,301	$69,311
Property, plant and equipment	4,248	-	4,248
Long-term assets	2,261	-	2,261
Purchased Technology & Intangibles:
Existing technology	24,368	(1,028)	23,340
Customer lists	1,601	(67)	1,534
Order backlog and other	196	-	196

Total assets acquired	100,684	206	100,890
Current liabilities *	36,399	206	36,605
Long-term liabilities	1,980	-	1,980

Total liabilities assumed	38,379	206	38,585

Net assets acquired	$62,305	$-	$62,305

* Current liabilities include approximately $3.7 million of a restructuring liability related to the acquisition as of March 31, 2005.  The restructuring liability related to the severance benefits for pre-merger Certance employees at the time of the acquisition and the facility charges for certain vacant facilities in the United Kingdom.  As of December 26, 2005, $2.4 million of this restructuring liability has been paid.

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

Note 7:    Goodwill and Intangible Assets

The following table summarizes goodwill by acquisition as of December 26, 2005 and March 31, 2005:

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

	$47,178

Acquired intangible assets are amortized over their estimated useful lives, which generally range from two years to ten years.  In estimating the useful lives of intangible assets, management considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;
•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and
•	The ability to leverage core technology into new tape automation products and, therefore, to extend the lives of these technologies.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized:

(In thousands)	As of December 26, 2005			As of March 31, 2005

	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$109,940	$(66,836)	$43,104	$108,968	$(53,893)	$55,075
Trademarks	22,560	(15,113)	7,447	22,560	(12,857)	9,703
Non-compete agreements	2,516	(2,516)	-	2,516	(2,516)	-
Customer lists	15,687	(13,471)	2,216	15,754	(12,513)	3,241
Assembled workforce	1,582	(1,582)	-	4,082	(4,082)	-

	$152,285	$(99,518)	$52,767	$153,880	$(85,861)	$68,019

As of December 26, 2005 and March 31, 2005, net goodwill and intangible assets were $99.9 million and $115.2 million, respectively, and represented approximately 14% and 16%, respectively, of total assets.

The total amortization expense related to intangible assets is provided in the table below:

(In thousands)
	Three Months Ended		Nine Months Ended

	December 26, 2005	December 26, 2004	December 26, 2005	December 26, 2004

Purchased technology	$4,418	$3,267	$12,943	$9,645
Trademarks	752	745	2,255	2,227
Non-compete agreement	-	121	-	364
Customer lists	328	133	959	399
Assembled workforce	-	188	-	564

	$5,498	$4,454	$16,157	$13,199

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Three months ended March 31, 2006	$5,482
Fiscal year 2007	17,238
Fiscal year 2008	13,634
Fiscal year 2009	7,496
Fiscal year 2010 and thereafter	8,917

Total as of December 26, 2005	$52,767

Note 8:  Inventories and Service Inventories

Inventories consisted of the following:

(In thousands)
	December 26, 2005	March 31, 2005

Materials and purchased parts	$32,210	$21,035
Work in process	5,510	7,088
Finished goods	35,315	38,968

	$73,035	$67,091

Service inventories consisted of the following:

(In thousands)
	December 26, 2005	March 31, 2005

Component parts	$35,694	$30,369
Finished units	19,220	24,847

	$54,914	$55,216

Note 9:  Accrued Warranty and Indemnifications

The following table details the quarterly and year-to-date change in the accrued warranty balance:

(In thousands)
	Three Months Ended		Nine Months Ended

	December 26, 2005	December 26, 2004	December 26, 2005	December 26, 2004

Beginning balance	$35,092	$33,932	$37,738	$38,015

Additional warranties issued	4,729	6,614	15,747	16,430
Adjustments for warranties issued in prior fiscal years	322	1,310	895	2,625
Settlements made in cash	(6,707)	(7,982)	(20,944)	(23,196)

Ending Balance	$33,436	$33,874	$33,436	$33,874

Quantum warrants its products against defects for periods ranging from 12 to 48 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue is recognized. Quantum’s estimate of future costs to satisfy warranty obligations is primarily based on estimates of future failure rates and future costs of repair, including materials consumed in the repair, labor and overhead amounts necessary to perform the repair, as well as repair drive volume.

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

Indemnifications

Quantum has off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product warranties recorded as of December 26, 2005, Quantum did not record a liability associated with these guarantees because Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

Note 10:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(In thousands)
	December 26, 2005	March 31, 2005

Short-term debt (M4 Data (Holdings) Ltd. Debentures)	$1,488	$-
Convertible subordinated debt	160,000	160,000

	$161,488	$160,000

Weighted average interest rate	4.381%	4.375%

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

Short-term debt (M4 Data debentures)

Per the purchase agreement for the acquisition of M4 Data in April 2001, Quantum issued $1.5 million debentures under the earn out provisions during the nine months ended December 26, 2005. These debentures will be redeemed in February 2006.

  Credit line

In December 2002, Quantum entered into a secured senior credit facility with a group of banks, providing Quantum with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line.  In March 2004, Quantum amended the secured senior credit facility to extend the maturity to March 2006 and adjusted several covenant requirements.  In January 2005, Quantum amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition. The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The amount Quantum can borrow under the revolving credit facility is limited by the amount of accounts receivable and inventory.  $27.5 million is committed to standby letters of credit, of which $25 million secures Quantum’s obligation to the lessor under its synthetic lease (see Note 14 “Commitments and Contingencies”).  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.  These covenant changes were effective as of Quantum’s second quarter of fiscal year 2006.

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line.  There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of December 26, 2005, Quantum was in compliance with all of the amended and restated agreement covenants signed in October 2005.

Note 11:     Stock Incentive Plans

Stock Option Plans

Quantum has Stock Option Plans (the “Plans”) that provide for the issuance of stock options, stock appreciation rights, stock purchase rights, restricted stock awards, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. The Plans have reserved 55.7 million shares of stock for future issuance.  As of December 26, 2005, 25.4 million shares of stock were available for grant. Options under the Plans generally expire no later than ten years from the grant date and generally vest over four years. Restricted stock granted under the Plans generally vests over two to four years.

A summary of activity relating to Quantum’s Plans follows:

	Options (In thousands)	Weighted-Avg. Exercise Price

Outstanding as of March 31, 2005	31,432	$5.52
Granted	6,363	$2.50
Exercised	(1,467)	$1.45
Canceled	(5,984)	$6.74

Outstanding as of December 26, 2005	30,344	$4.84

Exercisable as of December 26, 2005	20,204	$5.87

The following tables summarize information about options outstanding and exercisable as of December 26, 2005:

Range of Exercise Prices			Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable (In thousands)	Weighted Average Exercise Price

$0.96	-	$2.76	7,767	$2.48	6.03	2,732	$2.23
$2.80	-	$2.95	6,907	$2.93	4.56	3,947	$2.94
$2.97	-	$3.78	6,082	$3.34	6.98	4,314	$3.33
$3.82	-	$9.56	6,089	$7.32	4.93	5,714	$7.46
$9.60	-	$24.11	3,499	$12.17	4.79	3,497	$12.17

			30,344	$4.84	5.52	20,204	$5.87

The effect on reported net income (loss) and net income (loss) per share of accounting for employee stock options under the fair value method is disclosed in Note 2 “Pro Forma Stock Compensation Expense”.

Note 12:    Income Taxes

The tax expense recorded for the third quarter of fiscal year 2006 was $0.4 million compared to the tax benefit of $11.9 million for the third quarter of fiscal year 2005.  The tax recorded for both quarters reflects foreign income taxes and state taxes.  During the third quarter of fiscal year 2005, Quantum recorded a tax benefit of $15.6 million offset by a tax expense of $3.5 million related to two discrete items.  The $15.6 million tax benefit related to a reduction in the contingent tax accrual resulting from a favorable resolution of the Internal Revenue Service's audit of our fiscal years ending March 31, 1997, 1998, and 1999.  The $3.5 million tax expense relates to the U.S. tax associated with our decision to pay a dividend from foreign subsidiaries as provided for under the Homeland Reinvestment Act.   The decision to repatriate foreign earnings was primarily based upon the significant cash requirements of the Certance acquisition.

The tax expense recorded for the second quarter of fiscal year 2006 was $0.5 million compared to $0.4 million for the second quarter of fiscal year 2005.  The tax expense for both periods reflects foreign income taxes and state taxes.

The tax expense recorded for the first quarter of fiscal year 2006 was $0.6 million compared to $2.8 million for the first quarter of fiscal year 2005.  The tax expense for both periods reflects foreign income taxes and state taxes, as well as withholding taxes on royalty income in fiscal year 2005.  Income tax substantially decreased for periods after the first quarter of fiscal year 2005 due to the elimination of withholding taxes on royalty income based upon the Japan-US Treaty, which became effective July 1, 2004.

The settlement with the IRS discussed above facilitated a settlement agreement with Maxtor Corporation.  The Settlement Agreement with Maxtor was executed on December 23, 2004, and included a Mutual General Release and Global Settlement Agreement with Maxtor Corporation, the corporation to which Quantum sold its former hard disk drive business on March 30, 2001.  Under the Settlement Agreement, Quantum and Maxtor:

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

Note 13:    Litigation

On April 15, 2003, Storage Technology Corporation (“StorageTek”) filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in Quantum’s SDLT tape drive.  StorageTek was acquired by Sun Microsystems, Inc. in August 2005.  The suit seeks a permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. The parties have completed discovery, and a trial has been scheduled for February 27, 2006.  The parties conducted a hearing during the week of

March 21, 2005 on StorageTek’s motion for a preliminary injunction, which was subsequently denied by the court.  Quantum believes that StorageTek’s patents are invalid and Quantum intends to defend itself vigorously. Given the inherent uncertainty of the litigation, Quantum currently cannot estimate the extent of the potential damages in the StorageTek dispute.

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

On August 8, 2003, a class action lawsuit was filed against Quantum in the Superior Court of the State of California for the County of San Francisco. Hitachi Maxell, Ltd., Maxell Corporation of America, Fuji Photo Film Co., Ltd., and Fuji Photo Film U.S.A., Inc. are named in the lawsuit as codefendants. The plaintiff, Franz Inc., alleges violation of California antitrust law, violation of California unfair competition law, and unjust enrichment.  In November 2005, the parties agreed to settle the litigation for a mixture of cash and product contributions.  The settlement terms will next be submitted to the Court for approval, which is expected to occur in subsequent quarters.

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

Note 14:     Commitments and Contingencies

Synthetic Lease

In December 2002, Quantum negotiated a five-year synthetic lease agreement with a group of financial institutions (collectively, the “lessor”) for a campus facility in Colorado Springs, Colorado, comprised of three buildings, which expires in December 2007. The lease for the three buildings is accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases.  The total minimum lease payments from the third quarter of fiscal year 2006 until the scheduled expiration date in December 2007 are estimated to be approximately $6.4 million and approximate the lessor’s debt interest service costs. The minimum lease payments will fluctuate depending on short-term interest rates.

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

The estimated value of the facility as of December 2005, the collateral that would be used to satisfy the contingent obligation, was $50 million. At any time during the lease term, Quantum may purchase (or cause a third party to purchase) the facility for the

stipulated sales price.   If Quantum defaults under the lease, its only option is to purchase the facility for the stipulated sales price.  If Quantum had to purchase the property and if the fair value is less than the stipulated sales price on the purchase date, Quantum would incur the charge for the difference, which could be material.

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

As of December 26, 2005 Quantum issued non-cancelable purchase orders for $89.9 million to purchase finished goods from its contract manufacturers and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

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

Quantum evaluates segment performance based on operating income (loss) excluding restructuring charges and other infrequent or unusual items.  Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(In thousands)	Three Months Ended

	December 26, 2005			December 26, 2004

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Revenue	$149,060	$69,305	$218,365	$117,890	$83,509	$201,399
Cost of revenue	97,589	57,116	154,705	76,468	64,880	141,348

Gross margin	51,471	12,189	63,660	41,422	18,629	60,051

Research and development	18,128	7,418	25,546	12,031	9,208	21,239
Sales and marketing	9,337	12,234	21,571	6,499	13,594	20,093
General and administrative	7,052	3,018	10,070	8,927	4,408	13,335
Restructuring charges	2,297	1,218	3,515	992	(351)	641

Total operating expenses	36,814	23,888	60,702	28,449	26,859	55,308

Operating income (loss)	$14,657	$(11,699)	$2,958	$12,973	$(8,230)	$4,743

(In thousands)	Nine Months Ended

	December 26, 2005			December 26, 2004

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Revenue	$424,069	$204,540	$628,609	$331,327	$222,801	$554,128
Cost of revenue	285,632	169,216	454,848	215,838	168,202	384,040

Gross margin	138,437	35,324	173,761	115,489	54,599	170,088

Research and development	56,627	25,589	82,216	41,062	24,719	65,781
Sales and marketing	27,440	37,107	64,547	22,834	41,677	64,511
General and administrative	20,131	9,767	29,898	23,714	12,827	36,541
Restructuring charges	8,482	4,540	13,022	6,388	3,839	10,227

Total operating expenses	112,680	77,003	189,683	93,998	83,062	177,060

Operating income (loss)	$25,757	$(41,679)	$(15,922)	$21,491	$(28,463)	$(6,972)

(In thousands)	As of December 26, 2005			As of March 31, 2005

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Inventories	$31,275	$41,760	$73,035	$33,532	$33,559	$67,091
Service inventories	$25,041	$29,873	$54,914	$28,400	$26,816	$55,216
Goodwill and intangibles, net	$54,070	$45,875	$99,945	$59,463	$55,734	$115,197

Note 16:    Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax if any, for the three months and nine months ended December 26, 2005 and December 26, 2004, is presented in the following table:

(In thousands)	Three Months Ended		Nine Months Ended

	December 26, 2005	December 26, 2004	December 26, 2005	December 26, 2004

Net income (loss)	$819	$16,285	$(18,446)	$(47)
Foreign currency translation adjustment	(132)	772	(267)	340

Total comprehensive income (loss)	$687	$17,057	$(18,713)	$293

Note 17:     Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123 Accounting for Stock-Based Compensation ("SFAS 123") and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in fiscal year 2007, beginning April 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include a modified-prospective and a modified-retrospective method of adoption. Under the modified- retrospective option, prior periods are restated to reflect the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123 either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recognized for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. This statement expresses views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting this statement, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectation that the current installed base of tape drives will result in continued demand for the tape media cartridges, (2) our expectation that media royalties will continue to be a significant source of our DLT® revenues, gross margins, operating income and cash flow, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our expectation that we will incur additional future charges for anticipated restructurings, including the amounts of future payments and annualized cost savings, (5) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (6) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion, (7) our belief that $8,760,000 is sufficient to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor, (8) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (9) our expectation that we will return to profitability, (10) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (11) our expectation that we will make additional acquisitions in the future, (12) our expectations about the timing and maximum amounts of our future contractual payment obligations, (13) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties, and (14) our expectation regarding the timing of our new product introductions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

While continuing to develop and introduce new products in the storage market, we have also continued to take steps to reduce costs in order to return to profitability and rationalize our operations following past acquisitions. Since 2001, our business has experienced declining total revenues, lower gross margins, and operating losses. Major factors contributing to these trends were increased competition from other computer equipment manufacturers and a continuously challenging operating environment.  Both of these factors resulted in generally lower unit prices and unit sales. Because of the long-term impact of these trends, we have taken numerous cost reduction actions in recent years. The cost reduction steps that we have taken and that we may continue to take are aimed at eventually returning us to profitability on a consistent basis.

Tape Drive business

In our Tape Drive business, we design, develop, license, service, and market tape drives, which include both value and performance drives, as well as tape media cartridges.  Our value drives, the DLT-V drives, are targeted at the “value” or “price sensitive” segment of the tape drive market. Our performance tape drives, DLT-S drives, are targeted at the “performance sensitive” segment of the tape drive market. We earn approximately 68% of our revenue by selling tape drives and the tape media cartridges used by tape drives.  Most of our media revenue comes from royalties paid to us by manufacturers who license our tape media cartridge technology.  Both DLT® and Super DLT® products are used to back up large amounts of data stored on network servers. DLT® and Super DLT® are based on our half-inch Digital Linear Tape technology that is used in mid-range UNIX and NT system backup and archive applications.

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

We receive a royalty on tape media cartridges sold by our licensees. We prefer that a substantial portion of our tape media cartridge sales occur through this license model because this minimizes our operational risks, asset investments and expenses and provides an efficient distribution channel. During our quarter ended December 26, 2005, approximately 82% of our tape media cartridge unit sales occurred through this license model. We believe that the large installed base of tape drives and our licensing of tape media cartridges are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, operating income and cash flow, and this trend is expected to continue.

In fiscal 2004 and 2005 substantially all of our tape drive product manufacturing was outsourced to Jabil Circuit Inc. ("Jabil") in Penang, Malaysia and to Mitsumi Corporation in the Philippines.  However, since our acquisition of Certance on January 5, 2005, some of our tape drives and head assemblies are manufactured for Certance products in our facility in Penang, Malaysia and by Panasonic Shikoku Electronics Co., Ltd (PSEC) in Japan.

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

DLT-S Series

The performance line of DLT products includes the SDLT 600 and the SDLT 320 drives.  These drives deliver compressed capacities from 320 gigabyte (“GB”) define to 600 GB and compressed transfer rates from 115 GB/hr to 259 GB/hr.

DLT-V Series

The value line of DLT products includes the DLT VS160, DLT VS80 drives and DLT-V4.  With compressed capacities from 80 GB to 320 GB and compressed transfer rates from 22 GB/hr to 72 GB/hr, these drives make it possible for everyone to backup.

•	LTO Technology

Designed with a six-generation roadmap that is targeted to deliver up to 6.4 terabyte (“TB”) define of compressed capacity and compressed transfer rates up to 1.9 TB/hr in generation 6, LTO Technology is an industry-leading tape solution for enterprise-class performance backup in workgroup, departmental and enterprise servers.

LTO-3
The recently introduced LTO-3 drive offers the industry’s highest capacity tape drive with 800 GB of compressed capacity and an uncompressed transfer rate of 245 GB/hr.

LTO-2

The LTO-2 drive offers 400 GB of compressed capacity and compressed transfer rates of 187 GB/hr.  Quantum’s first-to-market, value-optimized LTO-2 HH (half-height) internal drive features reliable and affordable tape data protection targeted to medium and large businesses. The LTO-2 HH drive attempts to balance price with increased capacity and performance, providing the most affordable entry into the LTO family.

•	DAT/DDS Technology

DAT/DDS Technology targets data protection for small businesses.  Quantum’s DAT 72 tape drive solutions deliver compressed capacities of up to 72 GB, compressed transfer rates of up to 25.2 GB/hr and are backward compatible to DDS-4 and DDS-3 products.

•	Travan Technology

Travan Technology offers more affordable data protection drives for workstations and entry-level servers and offers compressed capacities of up to 40 GB and compressed transfer rates of up to 14.4 GB/hr.  With easy-to-use interfaces such as Advanced Technology Attachment Packet Interface(ATAPI)/Integrated Drive Electronics (IDE), Small Computer System Interface (SCSI) and Universal Serial Bus (USB) 2.0, these backup solutions offer affordable simplicity and are backward compatible to multiple generations of Travan products.

Storage Systems business

Quantum’s tape libraries, autoloaders and disk-based backup systems automatically manage and protect business-critical data in network environments. Our modular solutions include simple-to-manage systems for workgroup, departmental, mid-range, and enterprise-class applications. Our automated systems are fully compatible with major hardware platforms and are supported by nearly 30 popular data management applications including popular packages such as VERITAS NetBackup, VERITAS Backup Exec, Legato NetWorker, Microsoft Data Protection Manager, Computer Associates BrightStor, CommVault Galaxy, HP OmniBack and IBM Tivoli.

Our Storage Systems products are divided into the following two categories to reflect different go-to-market business models.

•	High-Volume Products

High-volumeproducts are sold mainly through third-party distributors, value-added resellers (“VARs”) and OEMs and include the Autoloader DDS-4, Autoloader DAT 72, ValueLoader™, SuperLoader™, and the M-Series family of tape libraries featuring the M1500, M1800 and M2500.  The M-Series libraries will eventually be replaced by the new PX500-Series libraries, which offer more capacity at lower price points.

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

SuperLoader

The SuperLoader tape library is a scalable tape autoloader that has been joined by a new, more cost-effective SuperLoader 3 model.  This family of products provides up to 6.4TB of capacity and 245GB/hour throughput in a 2U (U is a standard of measure equaling 1.75” high) rack-mount form factor and is a modular, high-density tape automation solution designed for the workgroup environment.  Both products include one or two 8-cartridge removable active magazines and are available with a barcode reader (standard for SuperLoader 3) for high performance inventory management.  Depending on model, the SuperLoader family supports a single DLT1, DLT-V4, SDLT 320, SDLT 600, LTO-2 or LTO-3 tape drive and includes on-board, Web-based remote management.

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

Enterprise products are sold mainly through VARs, OEMs, and directly to key account end customers. These products require a higher level of customer engagement to complete a more complex storage systems sale and include the P-Series libraries and our DX-Series disk-based backup systems.  These systems are complimented by the new DPM5500 disk-based backup appliance.

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

DX-Series Disk-Based Backup Systems

The DX-Series Disk-Based Backup Systems emulate a tape library and are designed to seamlessly integrate into existing backup environments without changes to policies or procedures.  Supported by every major backup software vendor, the DX-Series provides user definable virtual tape drives and cartridges to meet data center requirements.  Designed specifically for extremely fast and reliable backup and restore operations, the DX-Series architecture includes redundant and hot-swappable components that deliver up to 102TB (raw) capacity and up to 2TB/hr performance.  The Redundant Array of Independent Disks (“RAID”) architecture allows continuous backup and restore operations even if there is a disk drive failure. The failed drive can be hot swapped for a new one while the system continues operation. The new Optyon™ hardware-based data compression option can double capacity without buying double the hardware.  A Web-based Graphical User Interface (“GUI”) provides system management along with event monitoring and notification.  The DX-Series complements tape libraries by allowing them to be dedicated to archive operations and to meet the need to create copies of data on removable media for disaster recovery and regulatory compliance. The DX30 and DX100 high-capacity systems targeted at large enterprises have been complemented with the release of the new DX3000 and DX5000 systems that bring the advantages of disk-based backup to smaller enterprises with lower capacity requirements.

DPM5500 Disk-Based Backup Appliances

The new DPM5500 leverages the strength of Microsoft's Data Protection Manager software to provide  turnkey appliance that provides a quick plug-and-play solution to protect data on Windows servers. Data changes are tracked and backed up quickly with multiple recovery points to meet aggressive recovery time requirements. Data is protected with a RAID architecture that allows the system to continue full operation without data loss even if there is a failure of any disk drive in the system. Redundant power supplies and fans provide additional uptime benefits. The systems provide usable capacity between 3.6TB and 7.2TB. A Web-based GUI provides system management along with event monitoring and notification.

•	StorageCare Services

StorageCare™ services are a group of services that support Quantum products from purchase through product life. StorageCare services include product installation and integration, warranty support, spare part sales, and on-site service agreements.  The new StorageCare Guardian service provides proactive real-time monitoring of customer’s Quantum libraries and disk-based backup systems.  Even before a customer becomes aware that a problem has occurred, error condition and hardware failure information can be securely transmitted over the Internet to Quantum Customer Service where remote diagnostics can be run and a service call initiated. Faster response by technicians armed with the right parts means improved system availability for Quantum customers.

  NOTE: Capacity and performance listed above are native (non-compressed) specifications. Capacity and performance can be doubled using 2:1 data compression.

For more information about our products, please visit our website at www.quantum.com.  The contents of our website are not incorporated into this Form 10-Q.

RESULTS OF OPERATIONS

Revenue

(In thousands)	Three Months Ended

	December 26, 2005	December 26, 2004	Increase/ (decrease)	% Increase/ (decrease)

Tape drives	$88,718	$67,352	$21,366	31.7%
Tape media	26,842	19,631	7,211	36.7%
Tape royalty	33,500	30,907	2,593	8.4%

Tape Drive Segment	149,060	117,890	31,170	26.4%

Storage Systems Segment	69,305	83,509	(14,204)	(17.0%	)

	$218,365	$201,399	$16,966	8.4%

(In thousands)	Nine Months Ended

	December 26, 2005	December 26, 2004	Increase/ (decrease)	% Increase/ (decrease)

Tape drives	$253,727	$194,679	$59,048	30.3%
Tape media	74,222	48,980	25,242	51.5%
Tape royalty	96,120	87,668	8,452	9.6%

Tape Drive Segment	424,069	331,327	92,742	28.0%

Storage Systems Segment	204,540	222,801	(18,261)	(8.2%	)

	$628,609	$554,128	$74,481	13.4%

Tape Drive Segment Revenue

The increase in tape drives revenue in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year is primarily driven by sales of tape drives acquired through the Certance acquisition, partially offset by decreases in unit shipments across most product lines.   Unit sales of the newer replacement products did not offset the decline in unit sales of older products, such as the VS80 and SDLT 320.

The increase in tape media revenue in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year primarily reflected an overall increase of sales of tape media acquired through the Certance acquisition.

The increase in tape media royalties in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year was substantially driven by a significant increase in the media royalty revenue associated with the Certance acquisition, partially offset by lower media units sales sold through our licensees.

Storage Systems Segment Revenue

The decrease in Storage Systems Segment revenue in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year was primarily due to decreases in OEM sales, the average unit prices and unit sales across most product lines.  This decrease was partially offset by unit sales of the SuperLoader 3 and PX500 series, our newest storage systems products that started shipping during the second quarter of fiscal year 2006.  The sale of newer products have not gained enough traction to completely offset the decline in the sales of older products.

Gross Margin

(In thousands)	Three Months Ended

	December 26, 2005	December 26, 2004	Increase/ (decrease)

Tape Drive Segment	$51,471	$41,422	$10,049
Storage Systems Segment	12,189	18,629	(6,440)

Quantum gross margin	$63,660	$60,051	$3,609

Tape Drive Segment gross margin rate	34.5%	35.1%	(0.6%	)
Storage Systems Segment gross margin rate	17.6%	22.3%	(4.7%	)
Quantum gross margin rate	29.2%	29.8%	(0.6%	)

(In thousands)	Nine Months Ended

	December 26, 2005	December 26, 2004	Increase/ (decrease)

Tape Drive Segment	$138,437	$115,489	$22,948
Storage Systems Segment	35,324	54,599	(19,275)

Quantum gross margin	$173,761	$170,088	$3,673

Tape Drive Segment gross margin rate	32.6%	34.9%	(2.3%	)
Storage Systems Segment gross margin rate	17.3%	24.5%	(7.2%	)
Quantum gross margin rate	27.6%	30.7%	(3.1%	)

Tape Drive Segment Gross Margin

The increase in gross margin dollars in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year reflected an increase in tape drive sales as a result of the Certance acquisition, partially offset by lower average unit prices for most other products.  Average unit prices and sales have continued to decrease for our older products, including the VS80 and SDLT 320, while sale of the newer, higher margin products have not gained enough traction to completely offset the decline in sales of these older products.  This occurrence, as well as a revenue contribution mix from media royalties to branded tape media due to more media product offerings, contributed to the decrease in the gross margin rate for the three and nine month periods as compared to the previous fiscal year.

Storage Systems Segment Gross Margin

The decrease in gross margin and gross margin rate in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year reflected a decrease in the average unit prices for several of our products, partially offset by sales of newer, higher margin products.   In particular, average unit prices of our highest volume, but older products, such as the ValueLoader and SuperLoader continued to experience price erosions, causing a deterioration of our gross margins and gross margin rates for those products.

Revenue and Gross Margin Rate Outlook

We operate in challenging and competitive markets.  Firstly, our products sell in a mature market with a restrictive distribution channel dominated by a few OEMs.  Sales to one of our biggest customers have declined in recent quarters as that customer manufactures its own competing tape drive and media products.  Additionally, over the past several years, our DLT and Super DLT tape products have lost market share to LTO based products although some of this revenue loss was mitigated with the acquisition of Certance, which manufactures LTO based products.  Secondly, in our first nine months of fiscal year 2006, revenues were derived mostly from our older products that continued to experience pricing declines, and these sales were generally weaker in anticipation of new products, which have not yet been able to replace the reduced sales from our older products.  Finally, there is uncertainty in IT spending, and particularly in the tape drive and automation segments of the storage market.  Given other competing technologies, it is unclear whether the tape drive and automation market segments will remain steady or decline. The associated gross margins were primarily affected by the pricing erosion of older products that declined faster than our costs.

For fiscal year 2006 to date, we have introduced new products into the market which have resulted in OEM wins that we hope will enable us to increase market share and improve average unit pricing.  These products include Superloader 3, PX500 Series libraries, and DLT-V4 along with other product introductions.  Additionally, efforts to improve gross margins are focused on lowering product cost structures through the consolidation of the manufacturing and supplier relationships we have inherited though past acquisitions so that we have fewer, more beneficial relationships with greater volume and scale that will enable us to lower costs.  Through improved product quality and cost management, our efforts are also focused on reducing warranty and repair costs on all of our products.  Additionally, we continue to derive significant revenue and relatively high gross margins from our media business, which were further strengthened by the Certance acquisition.   We believe that we have taken measures to take advantage of opportunities in the remainder of fiscal year 2006 and will continue to work toward capitalizing on our initiatives.  However, there are numerous risks to the successful execution of our business plans.  For a discussion of some of the risks and uncertainties that impact our business, see “RISK FACTORS”.

Operating Expenses

(In thousands)	Three Months Ended

	December 26, 2005	% of Segment Revenue	December 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$34,517	23.2%	$27,457	23.3%	$7,060	25.7%
Storage Systems Segment	22,670	32.7%	27,210	32.6%	(4,540)	(16.7%	)

Subtotal	57,187	26. 2%	54,667	27.1%	2,520	4.6%

Restructuring charges	3,515		641		2,874

Total	$60,702		$55,308		$5,394

(In thousands)	Nine Months Ended

	December 26, 2005	% of Segment Revenue	December 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$104,198	24.6%	$87,610	26.4%	$16,588	18.9%
Storage Systems Segment	72,463	35.4%	79,223	35.6%	(6,760)	(8.5%	)

Subtotal	176,661	28.1%	166,833	30.1%	9,828	5.9%

Restructuring charges	13,022		10,227		2,795

Total	$189,683		$177,060		$12,623

Research and Development Expenses

(In thousands)	Three Months Ended

	December 26, 2005	% of Segment Revenue	December 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$18,128	12.2%	$12,031	10.2%	$6,097	50.7%
Storage Systems Segment	7,418	10.7%	9,208	11.0%	(1,790)	(19.4%	)

Total	$25,546	11.7%	$21,239	10.5%	$4,307	20.3%

(In thousands)	Nine Months Ended

	December 26, 2005	% of Segment Revenue	December 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$56,627	13.4%	$41,062	12.4%	$15,565	37.9%
Storage Systems Segment	25,589	12.5%	24,719	11.1%	870	3.5%

Total	$82,216	13.1%	$65,781	11.9%	$16,435	25.0%

Tape Drive Segment Research and Development Expenses

The increase in research and development expenses in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year primarily reflected additional headcount and expenses associated with our Certance acquisition, partially offset by cost reduction actions, including reduced headcount.

Storage Systems Segment Research and Development Expenses

The decrease in research and development expenses in the three months ended December 26, 2005 as compared to the corresponding period of the previous fiscal year reflected the impact of cost reduction actions, including reduced headcount.  The increase in research and development expenses in the nine months ended December 26, 2005 as compared to the corresponding period of the previous fiscal year reflected an increase in material and labor investment in support of new product launches that occurred within the current fiscal year, partially offset by cost reduction actions, including reduced headcount.

Sales and Marketing Expenses

(In thousands)	Three Months Ended

	December 26, 2005	% of Segment Revenue	December 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$9,337	6.3%	$6,499	5.5%	$2,838	43.7%
Storage Systems Segment	12,234	17.7%	13,594	16.3%	(1,360)	(10.0%	)

Total	$21,571	9.9%	$20,093	10.0%	$1,478	7.4%

(In thousands)	Nine Months Ended

	December 26, 2005	% of Segment Revenue	December 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$27,440	6.5%	$22,834	6.9%	$4,606	20.2%
Storage Systems Segment	37,107	18.1%	41,677	18.7%	(4,570)	(11.0%	)

Total	$64,547	10.3%	$64,511	11.6%	$36	0.1%

Tape Drive Segment Sales and Marketing Expenses

The increase in sales and marketing expenses in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year mainly reflected increased headcount from the Certance acquisition and increased spending on marketing and consulting programs.

Storage Systems Segment Sales and Marketing Expenses

The decrease in sales and marketing expenses in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year reflected a reduction of demo units and the impact of cost reduction actions, including reduced headcount.

General and Administrative Expenses

(In thousands)	Three Months Ended

	December 26, 2005	% of Segment Revenue	December 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$7,052	4.7%	$8,927	7.6%	$(1,875)	(21.0%	)
Storage Systems Segment	3,018	4.4%	4,408	5.3%	(1,390)	(31.5%	)

Total	$10,070	4.6%	$13,335	6.6%	$(3,265)	(24.5%	)

(In thousands)	Nine Months Ended

	December 26, 2005	% of Segment Revenue	December 26, 2004	% of Segment Revenue	Increase/ (decrease)	% Increase/ (decrease)

Tape Drive Segment	$20,131	4.7%	$23,714	7.2%	$(3,583)	(15.1%	)
Storage Systems Segment	9,767	4.8%	12,827	5.8%	(3,060)	(23.9%	)

Total	$29,898	4.8%	$36,541	6.6%	$(6,643)	(18.2%	)

Tape Drive Segment General and Administrative Expenses

The decrease in general and administrative expenses in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year reflected decreased spending for Sarbanes-Oxley related consulting expenses, general cost reduction actions, and lower legal costs partially offset by increased headcount from the Certance acquisition.

Storage Systems Segment General and Administrative Expenses

The decrease in general and administrative expenses in the three and nine months ended December 26, 2005 as compared to the corresponding periods of the previous fiscal year resulted from decreased spending for Sarbanes-Oxley related consulting expenses, the impact of cost reduction actions, including reduced headcount, and a general decline in discretionary spending.

Restructuring Charges

We have taken many actions that have resulted in restructuring charges.  These actions include significant restructuring activities relating to the outsourcing of manufacturing and service functions and rationalization of headcount and facilities as a result of various acquisitions.  Substantial steps have been completed as of December 26, 2005, and the associated costs have been recorded.  We also expect to incur up to $3 million in charges for the quarter ending March 31, 2006.   Additionally, as we continue to integrate the operations of past acquisitions and to monitor and rationalize our infrastructure, we may incur additional charges in the future that are not estimable at this time.

The following two tables show the restructuring charges for the three and nine months ended December 26, 2005 and December 26, 2004, respectively, (for a discussion of our restructuring charge activity in prior years, refer to Note 7 in our Annual Report on Form 10-K for the year ended March 31, 2005):

(In thousands)
	Three Months Ended		Nine Months Ended

	December 26, 2005	December 26, 2004	December 26, 2005	December 26, 2004

By expense type
Severance and benefits (reversals)	$1,715	$(244)	$11,112	$8,472
Facilities	1,800	885	1,910	1,695
Fixed assets	-	-	-	60

Total	$3,515	$641	$13,022	$10,227

By cost reduction actions
Outsource certain manufacturing and repair operations	$-	$-	$8,045	$2,540
Consolidate the operations supporting our two business segments	3,515	641	4,977	7,676
Other general expense reduction	-	-	-	11

Total	$3,515	$641	$13,022	$10,227

Fiscal year 2006

In the third quarter of fiscal year 2006,

•

A $1.7 million charge was recorded as severance for 45 employees as part of the continuing effort to streamline the Company’s product development and marketing processes following the product platform transitions and the consolidation of the marketing function;

•

A $1.9 million charge was recorded for our facility in Colorado Springs, Colorado because the estimated costs were higher than originally anticipated due to an increase in interest rates and a reduction in estimated sublease income; and

•	A charge of $0.1 million was reversed as the costs were lower than originally anticipated for a facility in Boulder, Colorado.

In the second quarter of fiscal year 2006, an $8.0 million charge was recorded as severance for 267 employees as a result of the closing of the site in Dundalk, Ireland, and the outsourcing of repair operations in the European region.  The closure will proceed in phases and is expected to be completed by the second half of calendar year 2006.  In addition, a $1.5 million charge was recorded as severance for 53 employees within the engineering department in order to streamline the Company’s product development processes following product platform transitions.  The actions are expected to be completed by the end of fiscal year 2006.

In the first quarter of fiscal year 2006, a $0.2 million charge was reversed because estimated severance costs related to earlier actions were lower than originally anticipated since actual outplacement fees paid were less than estimated and a $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

In the three months remaining in fiscal year 2006 as compared to the corresponding period in fiscal year 2005, we expect to realize approximately $21.7 million of annualized cost savings from various restructuring programs that occurred in the nine months ended December 26, 2005.  Of this $21.7 million, approximately $10.3 million of the savings is expected to reflect reduced cost of revenue and the remaining savings will reflect reduced operating expenses.  The anticipated savings result primarily from employee headcount reductions and reduced facility costs. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

Fiscal year 2005

In the third quarter of fiscal year 2005,

•	A charge of $0.8 million was recorded for severance benefits and severance related costs for 26 employees impacting most Quantum functions and locations;
•	A charge of $0.9 million was recorded for our facilities in Boulder, Colorado and Colorado Springs, Colorado as a result of changes to the original assumptions;
•	A charge of $0.2 million was reversed as the costs were lower than originally anticipated for a facility in San Jose, California; and
•	A charge of $0.9 million was reversed because estimated severance costs were lower than originally anticipated based on the final settlement of a pension liability.

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

For more information regarding Restructuring Charges, refer to Note 5 “Restructuring Charges” to the Condensed Consolidated Financial Statements.

Amortization of Intangible Assets

The following table details intangibles asset amortization expense by classification within our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended

	December 26, 2005	December 26, 2004	Increase/ (decrease)

Cost of revenue	$4,078	$3,044	$1,034
Research and development	195	400	(205)
Sales and marketing	1,079	878	201
General and administrative	146	132	14

	$5,498	$4,454	$1,044

(In thousands)	Nine Months Ended

	December 26, 2005	December 26, 2004	Increase/ (decrease)

Cost of revenue	$12,120	$8,994	$3,126
Research and development	386	1,196	(810)
Sales and marketing	3,212	2,627	585
General and administrative	439	382	57

	$16,157	$13,199	$2,958

For further information regarding amortization of intangible assets, refer to Note 7 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Interest and Other Income, net

(In thousands)	Three Months Ended

	December 26, 2005	December 26, 2004	Increase/ (decrease)

Interest and other income	$597	$2,387	$(1,790)
Interest expense	(2,383)	(2,755)	(372)

	$(1,786)	$(368)	$1,418

(In thousands)	Nine Months Ended

	December 26, 2005	December 26, 2004	Increase/ (decrease)

Interest and other income	$6,637	$6,501	$136
Interest expense	(7,756)	(8,306)	(550)

	$(1,119)	$(1,805)	$(686)

The increase in interest income and other income and interest expense, net, in the three months ended December 26, 2005 as compared to the corresponding period of the prior year was mainly due to a $1.9 million loss on a settlement, partially offset by a $0.2 million payment received from a funded benefit trust and a $0.4 million decrease in interest expense due to fewer letters of credit outstanding.

The decrease in interest income and other income and interest expense, net, in the nine months ended December 26, 2005 as compared to the corresponding period of the prior year was mainly due to $1.3 million in payments received from a funded benefit trust, a $0.7 million refund received for payroll withholdings and a $0.4 million decrease in interest expense due to fewer letters of credit outstanding, partially offset by a $1.9 million loss on a settlement.

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

The tax expense recorded for the third quarter of fiscal year 2006 was $0.4 million compared to the tax benefit of $11.9 million for the third quarter of fiscal year 2005.  The tax recorded for both quarters reflects foreign income taxes and state taxes.  During the third quarter of fiscal year 2005, Quantum recorded a tax benefit of $15.6 million offset by a tax expense of $3.5 million related to two discrete items.  The $15.6 million tax benefit related to a reduction in the contingent tax accrual resulting from a favorable resolution of the Internal Revenue Service's audit of our fiscal years ending March 31, 1997, 1998, and 1999.  The $3.5 million tax expense relates to the U.S. tax associated with our decision to pay a dividend from foreign subsidiaries as provided for under the Homeland Reinvestment Act.   The decision to repatriate foreign earnings was primarily based upon the significant cash requirements of the Certance acquisition.

The tax expense recorded for the second quarter of fiscal year 2006 was $0.5 million compared to $0.4 million for the second quarter of fiscal year 2005.  The tax expense for both periods reflects foreign income taxes and state taxes.

The tax expense recorded for the first quarter of fiscal 2006 was $0.6 million compared to $2.8 million for the first quarter of fiscal year 2005.  The tax expense for both periods reflects foreign income taxes and state taxes, as well as withholding taxes on royalty income in fiscal year 2005.  Income tax substantially decreased for periods after the first quarter of fiscal year 2005 due to the elimination of withholding taxes on royalty income based upon the Japan-US Treaty, which became effective July 1, 2004.

The settlement with the IRS discussed above facilitated a settlement agreement with Maxtor Corporation.  The Settlement Agreement with Maxtor was executed on December 23, 2004, and included a Mutual General Release and Global Settlement Agreement with Maxtor Corporation, the corporation to which Quantum sold its former hard disk drive business on March 30, 2001.  Under the Settlement Agreement, Quantum and Maxtor:

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

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	As of or for Nine Months Ended

	December 26, 2005	December 26, 2004

Cash and cash equivalents	$131,836	$261,862
Days sales outstanding (DSO on a quarterly basis)	57.3	50.5
Inventory turns (Annualized)	8.7	11.7

Net cash provided by operating activities	$7,983	$21,369
Net cash provided by (used in) investing activities	$(105,872)	$23,166
Net cash provided by financing activities	$4,589	$2,720

Fiscal Year 2006

Cash provided by operating activities during the nine months ended December 26, 2005 reflected changes in working capital that provided more cash than was used by the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, and compensation related to stock incentive plans.

The changes in working capital from our fiscal year ended March 31, 2005 were primarily attributable to an increase in accounts receivable primarily due to the higher revenue within the last month of the fiscal quarter that had not yet been collected and, to a lesser extent, delayed collections from a few customers, a decrease in accounts payable reflecting the impact of lower levels of operating expenses, a decrease in warranty reserves due to a lower installed base and improved product quality, and a decrease in other assets and liabilities primarily due to the receipt of various tax refunds, the receipt of vendor receivables, increase in accrued restructuring charges, and prepayments for inventory that was subsequently received.

Cash used in investing activities during the nine months ended December 26, 2005 was primarily due to net purchases of short-term investments, purchases of property and equipment, and payments made in relation to the Certance acquisition.

Cash provided by the financing activities of operations in the nine months ended December 26, 2005 related to net proceeds from the exercise of employee stock options and activity related to the employee stock purchase plan.

Fiscal Year 2005

Cash provided by operating activities during the nine months ended December 26, 2004 reflected changes in working capital that provided more cash than was used by the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, and compensation related to stock incentive plans.

The changes in working capital from our fiscal year ended March 31, 2004 were primarily attributable to a decrease in accounts receivable primarily due to the lower revenue, a decrease in income taxes payable due to release of IRS related deferred taxes, a decrease in accounts payable reflecting the impact of lower levels of operating expenses, a decrease in warranty reserves due to a lower installed base, and a decrease in other assets and liabilities primarily due to the receipt of various tax refunds.

Cash provided by investing activities during the nine months ended December 26, 2004 was primarily due to the net sales of short-term investments, proceeds from sale of a Malaysian facility, and proceeds from sale of an equity investment partially offset by purchases of property and equipment.

Cash provided by the financing activities of operations in the nine months ended December 26, 2004 related to proceeds from the exercise of employee stock options and activity related to the employee stock purchase plan, partially offset by principal payments on short-term debt.

Capital Resources and Financial Condition

We were unprofitable in the first nine months of fiscal year 2006.  We will continue to focus on improving our operating performance, including increasing revenue, reducing costs, and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities.  This focus on improving our operating performance includes the continued integration of Certance and a continued focus to reduce the cost structure of the combined company.

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

Credit line

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity through March 2006 and adjusted several covenant requirements.  In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition.  The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The amount we can borrow under the revolving credit facility is limited by the amount of accounts receivable and inventory.  $27.5 million was committed to standby letters of credit, of which $25 million secured our obligation to the lessor under our synthetic lease (see below and Note 14 “Commitments and Contingencies”).  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.  These covenant changes were effective as of our second quarter of fiscal year 2006.

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (LIBOR) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. As of December 26, 2005, there were no borrowings under the revolving credit line.  The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line. There is also a cross default provision between this facility and the synthetic lease facility such that a default on one facility constitutes a default on the other facility. As of December 26, 2005, we were in compliance with all of the amended and restated agreement covenants signed in October 2005.

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

Capital Resources

On July 30, 2003, we issued 4.375% convertible subordinated notes in an aggregate principal amount of $160 million due in 2010 in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008. We received net proceeds from the notes of $155.1 million after deducting commissions and expenses.

Per the purchase agreement for the acquisition of M4 Data in April 2001, we issued $1.5 million debentures under the earn out provisions during the nine months ended December 26, 2005.  These debentures will be redeemed in February 2006.

As of December 26, 2005, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the nine months ended December 26, 2005. Our ability to repurchase common stock is restricted under our credit facilities.

The table below summarizes our commitments as of December 26, 2005:

(In thousands)	<1 year	1 year and <2 years	2 years and <3 years	3 years and beyond	Total

Convertible subordinated debt (1)	$3,500	$7,000	$7,000	$175,750	$193,250
Inventory purchase commitment	89,928	-	-	-	89,928
Operating lease - Colorado facility
- contingent obligation (2)	-	50,000	-	-	50,000
Other operating leases	2,367	9,208	7,568	18,645	37,788

Total contractual cash obligations	$95,795	$66,208	$14,568	$194,395	$370,966

(1) Includes interest payment through August 1, 2010, the maturity date of the convertible subordinated debt
(2) The estimated value of the facility, the collateral that would be used to satisfy the contingent obligation, was  $50 million.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

Warranty expense and liability

We generally warrant our products against defects for 12 to 48 months. A provision for estimated future costs and estimated returns for credit relating to warranty claims is recorded when products are shipped and revenue is recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on our estimates of future failure rates and our estimates of future costs of repair, including materials consumed in the repair and labor and overhead amounts necessary to perform the repair, as well repair drive volume.

We estimate future failure rates based upon both historical product failure data and anticipated future failure rates. Similarly, we estimate future costs of repair based upon both historical data and anticipated future costs.  The Company uses a model and exercises considerable judgment in determining the underlying estimates.  Our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of the lack of past experience with those products upon which to base our estimates.   We recently introduced a number of new products, of which we are in the early stages of volume shipment and we are experiencing improved quality on our existing products which both influence failure rates.  If actual failure rates were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.  Similarly, we are in the process of consolidating and outsourcing manufacturing repair sites which influences the future costs of repair.  If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.  For example, as disclosed in Note 9 “Accrued Warranty and Indemnifications” to the Condensed Consolidated Financial Statements, we recorded adjustments to warranties issued in the prior fiscal year as additional information impacting the calculation of warranty provision subsequently became available.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. As of December 26, 2005, the net amount of $99.9 million of goodwill and intangible assets represented 14% of total assets.

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

Restructuring Charges

In recent periods and over the past several years, we recorded significant restructuring charges related to the realignment and restructuring of our business operations. These charges represented expenses incurred in connection with certain cost reduction programs that we have implemented and consisted of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges and other costs of exiting activities or geographies.

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

Quantum believes that, based on current applicable tax laws, it has provided adequate amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S., state, and foreign jurisdictions.  These estimated liabilities are recorded on a quarterly basis and estimates are revised based upon new information that was not available at the time of prior estimates. Our estimates have in the past been subject to change and we expect that some of our estimates will be subject to change in the future.  While our estimated liabilities are recorded based upon existing tax laws, events may occur in the future that indicate payments of these amounts will be less than estimated, in which event reversals of these liabilities would create tax benefits that we would recognize in the periods when we determine that the liabilities have been reduced.  Conversely, events may occur in the future that indicate that payments of these amounts will be greater than estimated, in which event we would record tax charges and additional liabilities.  For example, we may in the future decide to negotiate with tax authorities regarding our tax liability in a particular jurisdiction, which could result in a different outcome than our expected liability.  In addition, the regulatory audit statute of limitations for a particular jurisdiction may expire without Quantum becoming subject to an audit by that jurisdiction or an audit may occur but result in a smaller tax liability than we had estimated, and we would no longer be required to incur any of the liability for that audit.  For example, in the third quarter of fiscal year 2005, we reversed $15.6 million of contingent tax accruals related to a more favorable than expected outcome of the IRS audit of the fiscal years ending March 31, 1997, 1998, and 1999.

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

Quantum licensed certain intellectual property to third party manufacturers under arrangements that are represented by master contracts, allowing them to manufacture and sell certain products.  As consideration for licensing the intellectual property, the licensees pay a per-unit royalty for sales of their products that incorporate the licensed technology.  The licensees provide unit reports that include the quantity of units sold to end users subject to royalties, on a periodic basis.  Royalty revenue is measured by multiplying the units sold per the unit reports by the royalty per unit in accordance with the royalty agreements.  Royalty payments are made on a per unit basis at a stipulated per unit amount.

When elements such as hardware and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements.  Undelivered elements typically include installation and services.  If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.  Revenue from extended warranty and product service contracts is initially deferred and recognized as revenue ratably over the contract period.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 17 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

RISK FACTORS

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PAGE 22 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

A large percentage of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition, and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in the first nine months of fiscal year 2006 represented 49% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to our top five customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

In the first nine months of fiscal year 2006 approximately 18% of our revenue was derived from each of Hewlett-Packard and Dell.  Over this time period, the revenue contribution from Hewlett-Packard has declined. If this trend continues, or if we experience a significant decline in revenue from Dell, we could be materially and adversely affected.  There is additional risk regarding Hewlett-Packard since it markets and manufactures its own LTO and DDS/DAT tape drives and media in competition with our LTO, DDS/DAT, DLTtape® and Super DLTtape® platforms. To the extent that Hewlett-Packard reduces its purchases of our products in favor of its own, or is successful in gaining share in the market with its tape drive products at the expense of our products, our tape drive and media revenues, operating results and financial condition could be materially and adversely affected.

In addition, many of our tape products are primarily incorporated into larger storage systems or solutions that are marketed and sold to end-users by our large OEM customers.  Because of this, we have limited market access to these end-users, limiting our ability to reach and influence their purchasing decisions.  These market conditions further our reliance on these large OEM customers.  Thus if they were to significantly reduce, cancel or delay their orders with us, our results of operations could be materially adversely affected.

Our operating results depend on new product introductions, which may not be successful, in which case our business, financial condition, and operating results may be materially and adversely affected.

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

For example, the qualification of our latest tape drives progressed slower than we had anticipated. If we are not successful in timely completion of our new product qualifications and then ramping sales to our key customers, our revenue and results of operations could be adversely impacted.  In addition, if the quality of our products is not acceptable to our customers, this could result in customer dissatisfaction, lost revenue, and increased warranty and repair costs.

Competition has increased, and may increasingly intensify, in the tape drive and tape automation markets as a result of competitors introducing products based on new technology standards, which could materially and adversely affect our business, financial condition, and results of operations.

We compete with companies that develop, manufacture, market, and sell tape drive and tape automation products. The principal competitors for our tape drive products include Hewlett-Packard, IBM, and Sony. These competitors are aggressively trying to advance and develop new technologies and products to compete successfully against our technologies and products. For instance, Linear Tape Open (LTO) technology, which was developed by Certance, Hewlett-Packard and IBM, targets the high-capacity data backup market and competes directly with our products based on Super DLTtape® technology.  Hewlett-Packard and IBM thus compete not only with our Super DLTtape®  products but now compete with the LTO product offerings that we acquired through our acquisition of Certance.  This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtape® drives and media.  Additionally, over the last two years, our DLT and Super DLTtape® drives have lost market share to LTO based products, and we cannot provide assurance that our tape technology based products will not continue to lose market share to LTO based products in the future.  In addition, the 2003 merger between Hewlett-Packard and Compaq resulted in a larger competitor in the tape drive and tape automation markets with substantially greater resources and a potentially greater market reach with products that compete directly with ours. These factors, and additional factors, such as the possibility of industry consolidation, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

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

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. For instance, see Note 13 “Litigation” to the Condensed Consolidated Financial Statements for a description of StorageTek’s patent infringement suit against us.  Quantum believes that Storage Tek’s patents are invalid and we intend to vigorously defend our position.  However, the outcome of any litigation is uncertain, and adverse resolution of the StorageTek litigation against Quantum could subject it to substantial liabilities and require Quantum to refrain from manufacturing and selling its SDLT products, which could have a material adverse effect on Quantum’s business.  In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome.

We have made and may continue to make significant changes to our infrastructure and management, including consolidating or eliminating systems and functions, reducing the number of contract manufacturer and supplier relationships we have, outsourcing our repair operations, and reducing the number of employees supporting functions. If we do not successfully manage the changes that we implement, our business could be disrupted, and that could adversely impact our results of operations and financial condition.

Managing change is an important focus for us.  Following the acquisition of Certance, one of our important initiatives involves combining and integrating the IT infrastructures of the companies, including our ERP systems, and adapting our business processes and software to the requirements of the new organization.  We are also managing several significant initiatives involving our operations, including efforts to reduce the number of contract manufacturers and suppliers we use, the outsourcing of our repair capabilities and the related closing of our facility in Dundalk, Ireland.  In addition, we continue to reduce headcount to streamline and consolidate our supporting functions as appropriate following past acquisitions and in response to market or competitive conditions.  If we are unable to successfully manage the changes that we implement, and detect and address issues as they arise, it could disrupt our business and adversely impact our results of operations and financial condition.

We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition, and operating results would be materially and adversely harmed.

We derive almost all of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a substantial majority of our revenue from these products for the foreseeable future. As a result, our future operating results depend on the continued market acceptance of products employing tape drive technology. Our tape products, including tape drives and automation systems, compete with other storage technologies, such as hard disk drives. Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If products incorporating other technologies gain comparable or superior market acceptance, or their costs decline far more rapidly than tape drive and media costs, the competition resulting from these alternative technologies would increase as customers turn toward those alternative technologies with an acceptable price/performance offering relative to tape drives and automation systems. We are working to address this risk through our own targeted investment in alternative technologies, but if a migration to alternatives technologies occurs, and we are not successful in our efforts,, our business, financial condition and operating results would be materially and adversely affected.

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

Competition from other tape technologies has had a significant negative impact on our income from media as well as on our sales of tape drives. Similarly, competition among media suppliers has periodically resulted in intense, price-based competition for media sales, which also affects media income.  If either of these competitive factors continues or intensifies, it would further erode tape drive unit sales, tape drive installed base, media units and media pricing. To the extent that our Quantum branded media revenue and media royalties are dependent upon media pricing and the quantity of media consumed by the installed base of our tape drives, reduced media prices, or a reduced installed tape drive base, would result in further reductions in our Quantum branded media and media royalty revenue and gross margin rates. This would materially and adversely affect our business, financial condition, and results of operations.

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

We receive a royalty fee based on sales of our tape media cartridges by Fuji, Maxell, Imation and Sony Corporation (“Sony”). Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. To the extent that our royalty revenue is based on the prices of cartridges sold by our licensees, our royalty revenue will vary depending on the level of sales and prices set by the licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would reduce our revenue and margins on these products. As a result, lower prices on our tape media cartridges would reduce media revenue, which could materially and adversely affect our business, financial condition, and operating results.

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
46
•	Potential restrictions on the transfer of funds between countries;
•	Inflexible employee contracts in the event of business downturns;
•	Adverse movement of foreign currencies against the U.S. dollar (the currency in which our results are reported); and
•	The burden and cost of complying with foreign laws.

Any or all of these risks could have a material adverse effect on our business.

From time to time we make acquisitions, such as our January 2005 acquisition of Certance. The failure to successfully integrate this or future acquisitions could harm our business, financial condition, and operating results.

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

•	Cost and purchase commitments

We may not be able to control the costs we would be required to pay our contract manufacturers for the products they manufacture for us. They procure inventory to build our products based upon a forecast of customer demand that we provide. We would be responsible for the financial impact on the contract manufacturer of any reduction or product

47

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

•	Quality

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

In the last four years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs. These steps and additional possible future restructurings in response to adverse changes in our business and industry may require us to make cash payments that, if large enough, would materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition, and operating results.

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 374 United States patents and have 163 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers, and potential customers, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

We are exposed to general economic conditions which, if these conditions were to deteriorate, could result in significantly reduced sales levels and significant operating losses, which would materially and adversely affect  our business, financial condition, and operating results.

If we experience adverse economic conditions in the United States and throughout the world economy, our business, operating results, and financial condition could be further adversely and materially impacted. We took actions in fiscal years 2003 through 2005 to reduce our cost of sales and operating expenses in order to address these adverse conditions.  A prolonged continuation or worsening of sales trends would require us to take additional actions to further reduce our cost of sales and operating expenses in subsequent quarters in order to align these costs with reduced revenue. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment.  If we are required to undertake further expense reductions, we may incur significant additional incremental restructuring charges associated with such expense reductions that are disproportionate to sales, thereby materially and adversely affecting our business, financial condition, and operating results.

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

Our Storage Systems business has and continues to operate at a loss and may continue to operate at a loss. If we are unable to make Storage Systems profitable, the losses from this group will continue to materially and adversely affect our business, financial condition, and results of operations.

We have invested, and will continue to invest, in the development, promotion, and sale of storage solutions. Operating expenses associated with Storage Systems revenue are comparatively high, particularly as we invest in new product platforms, resulting in losses and cash consumption out of proportion to the revenue generated by the group when compared to our Tape Drive business.  In addition, the Storage Systems business operates in an increasingly competitive environment.   Therefore, we will need to generate significant revenues from Storage Systems, including service and product support revenues, or significantly reduce our related operating expenses for the group in order to make Storage Systems profitable. We cannot provide assurance that Storage Systems will ever produce operating income or will ever generate positive cash flow, and, if we continue to fail, these losses will continue to negatively impact our business, financial condition, and operating results.

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

Three institutional investors own approximately 43% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the Quantum DLT® and Storage Systems shares they currently own, that may cause our stock price to be more volatile.  For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity.  In these situations, selling pressure outweighs buying demand and our stock price declined.

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

Our cash equivalents and short-term investments consist primarily of short-term fixed income investments and money market funds. The main objective of these investments was safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would result in an approximate $1.3 million annual decrease in interest income.

As of December 2005, our senior credit facilities are comprised of a $145 million revolving line of credit expiring in October 2008 and a $50 million synthetic lease expiring in December 2007.  Borrowings under the revolving credit line bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to EBITDAratio.  The synthetic lease payments are based on LIBOR or a base rate, plus a margin.  Our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 10 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt” to the Condensed Consolidated Financial Statements).  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.

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
The Exhibit Index beginning on page 62 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President, Finance and Chief Financial Officer

Dated: February 2, 2006

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

Date: February 2, 2006

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

Date: February 2, 2006

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

Date: February 2, 2006

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

Date: February 2, 2006

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President,Finance and Chief Financial Officer

 QUANTUM CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Registrant	10-Q	001-13449	3.2	November 5, 2005
3.3	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000
3.4	Amendment to Amended and Restated By-laws of Registrant, effective November 14, 2005.	8-K	001-13449	3.1	November 18, 2005
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999
4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002
4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
10.1	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.2	Form of Director Grant Agreement*	8-K	001-13449	10.1	September 29, 2005
10.3	Amended and Restated Credit Agreement, among Quantum Corporation, Keybank National Association, as Administrative Agent, and the other lenders, dated as of October 26, 2005	8-K	001-13449	10.1	November 1, 2005
10.4	Sixth Amendment to Participation Agreement, among Quantum Corporation, Selco Service Corporation, as Lessor, Keybank National Association, as Agent, and the other participants, dated as of October 26, 2005	8-K	001-13449	10.2	November 1, 2005
10.5	Fifth Amendment to Master Lease, Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, between Quantum Corporation and Selco Service Corporation, dated as of October 26, 2005	8-K	001-13449	10.3	November 1, 2005
10.6	Letter Agreement, dated December 19, 2005, between Registrant and New SAC	8-K	001-13449	10.1	December 22, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

* Indicates management contract or compensatory plan, contract or arrangement.

† Furnished herewith.