Form 10-K
period 2006-03-31
QUANTUM CORP /DE/
filed 2006-06-12
CIK 709283

As filed with the Securities and Exchange Commission on June 12, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-13449

QUANTUM CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-2665054
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1650 Technology Drive Suite 700, San Jose, California	95110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 944-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
QUANTUM CORPORATION-DLT & STORAGE SYSTEMS GROUP COMMON STOCK	NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES B JUNIOR PARTICIPATING PREFERRED STOCK	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
4.375% CONVERTIBLE SUBORDINATED NOTES DUE 2010

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  [  ]    NO  [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [  ]  NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]    NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer       [   ]            Accelerated filer       [X]            Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the Registrant was approximately $247.0 million on September 26, 2005, the last day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of the close of business on June 1, 2006, there were approximately 189.0 million shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 28, 2006, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All forward-looking statements including, but not limited to, (1) our expectations regarding continued demand for our tape media cartridges, (2) our expectation that media royalties will continue to be a significant source of our DLT® revenues, gross margins, operating income and cash flow, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our expectation that we will incur additional future charges for anticipated restructurings, including the amounts of future payments and annualized cost savings, (5) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (6) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion, (7) our belief regarding our ability to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor, (8) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (9) our expectation that we will return to profitability, (10) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (11) our expectation that we will make additional acquisitions in the future, (12) our expectations about the timing and maximum amounts of our future contractual payment obligations, (13) our belief that our total foreign exchange rate exposure is not significant, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties, and (14) our expectation regarding the timing of our new product introductions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Annual Report on Form 10-K. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

ITEM 1.           Business

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, a global leader in storage, delivers highly reliable backup, recovery and archive solutions that meet demanding requirements for data integrity and availability with superior price/performance and comprehensive service and support. We offer customers of all sizes an unparalleled range of solutions, from leading tape drive and media technologies, autoloaders, and libraries to disk-based backup systems. We are the world's largest volume supplier of both tape drives and tape automation and have pioneered the development of disk-based systems optimized for backup and recovery.

Business Summary

We have two data storage business segments: the Tape Drive business and the Storage Systems business. Our Tape Drive business consists of tape drive and tape media cartridge products and service. Our Storage Systems business consists of tape automation, disk-based backup systems, and service.

While continuing to develop and introduce new products in the storage market, we have also continued to take steps to reduce costs in order to return to profitability and rationalize our operations following past acquisitions. Since 2001, our business has experienced declining total revenues, lower gross margins, and operating losses. Major factors contributing to these trends were increased competition from other computer equipment manufacturers and a continuously challenging operating environment.  Both of these factors resulted in generally lower unit prices and unit sales. In the recent years, we have taken numerous cost reduction actions and have acquired companies with complementary technologies to offset the impact of the long-term financial trends. These steps are aimed at eventually returning us to profitability on a consistent basis.

Tape Drive business

In our Tape Drive business, we design, develop, license, service, and market tape drives, which include both value and performance drives, as well as tape media cartridges.  Our value drives, the DLT-V drives, are targeted at the “value” or “price sensitive” segment of the tape drive market. Our performance tape drives, DLT-S drives, are targeted at the “performance sensitive” segment of the tape drive market. Most of our media revenue comes from royalties paid to us by manufacturers who license our tape media cartridge technology.  Both DLT® and Super DLTTM products are used to back up large amounts of data stored on network servers. DLT® and Super DLTTM are based on our half-inch Digital Linear Tape (“DLT”) technology that is used in mid-range UNIX and NT system backup and archive applications.

DLT® and Super DLTTM drives store data on DLTtape® and Super DLTtapeTM media cartridges, respectively. Historical use of tape drives has shown that drives use many tape media cartridges per year in archival and backup processes. This historical use suggests that the installed base of tape drives will result in continued demand for tape media cartridges. Our tape media cartridges are manufactured and sold by licensed third party manufacturers and, to a lesser extent, directly by us. As a result of the Certance Holdings and its subsidiaries (“Certance”)acquisition in January 2005, we acquired tape drive and media products based on the following technologies: Linear Tape Open (“LTO”) Ultrium, Digital Audio Tape (“DAT”)/Digital Data Storage (“DDS”), and Travan. In addition, we acquired Certance’s design and manufacturing capabilities related to recording heads used in tape drives.  LTO Ultrium technology solutions provide data protection for midrange through enterprise networks.  DAT/DDS products offer data protection for small to midsize business networks.  Travan products are designed to reliably and economically protect the data of mobile and home office users. Tape drives accounted for 40%, 37%, and 41% of total revenue in fiscal years 2006, 2005 and 2004, respectively.  Tape media accounted for 12%, 9%, and 9% of total revenue in fiscal years 2006, 2005 and 2004, respectively.

We receive a royalty on tape media cartridges sold by our licensees. We prefer that a substantial portion of our tape media cartridge sales occur through this license model because this minimizes our operational risks, asset investments and expenses and provides an efficient distribution channel. We believe that the large installed base of tape drives and our licensing of tape media cartridges are of strategic importance to us because they contribute to both our direct sales of tape media cartridges and also provide us with royalty income from our licensing partners. Media royalties have been a significant source of our gross margins, operating results and cash flow, and this trend is expected to continue. Tape media royalties accounted for 16% of total revenue in each of fiscal years 2006, 2005 and 2004.

In fiscal years 2004 and 2005 substantially all of our tape drive product manufacturing was outsourced to Jabil Circuit Inc. ("Jabil") in Penang, Malaysia and Mitsumi Electric Co. Ltd. (“Mitsumi”) in the Philippines.  However, since our acquisition of Certance on January 5, 2005, some of our tape drives and head assemblies are manufactured for Certance products in our facility in Penang, Malaysia and by Panasonic Shikoku Electronics Co., Ltd (“PSEC”) in Japan.   We are in the process of moving manufacturing away from several of our contract manufacturers to our in-house facility in Penang, Malaysia.

Storage Systems business

In our Storage Systems business, we design, develop, manufacture, market and sell the broadest portfolio of tape autoloaders and libraries and are one of the pioneers in the disk-based backup market, providing systems that emulate a tape library but are optimized for backup and recovery. Excellent service and support capabilities are key elements of our offerings. Our products serve the entire midrange data storage market from desktop to enterprise-class customers and are used to backup, recover and archive data in networked computing environments. With the Certance acquisition, we expanded our tape automation business by adding Certance’s complementary DDS-4, DAT-72 and LTO-3 autoloader products to our product portfolio. Some of our tape automations systems are manufactured in our facilities in Penang, Malaysia, Costa Mesa, California and Colorado Springs, Colorado.  All of our disk-based backup systems are built in Costa Mesa, California.  Jabil together with Flextronics International, Ltd. (“Flextronics”), Mitsumi, PSEC and Buero- und Datentechnik GmbH & Co. KG (“BDT”) manufacture our remaining tape automation systems.  The Storage Systems business accounted for 32%, 38%, and 34% of total revenue in fiscal years 2006, 2005 and 2004, respectively.

Strategy Update

Fiscal year 2006 was a pivotal year for Quantum as we continued to improve our competitiveness across a broad range of areas including our cost structure, manufacturing processes, and product positioning with the launch of an unprecedented set of new products.  We also strengthened our ability to service and market to our customers, built upon our branded strategy and extended our growth platform with the introduction of new disk-based backup appliances and a value added security suite that addresses today’s data protection concerns.

Operational Platform

Quantum remained aggressive in controlling costs in fiscal year 2006 as we continued to streamline our operations.  For the fiscal year 2006, operating expenses as a percentage of revenue continued to decline from previous years.  In fact, total operating expenses only increased 3% from fiscal year 2005 even though fiscal year 2006 reflected additional expenses associated with Certance for the entire year whereas fiscal year 2005 reflected Certance related expenses for only one quarter.  As new products were completed and launched throughout the year, we made corresponding increases in research and development investments.  Also, during the year, we fully integrated Certance into our operations.

New Products

In fiscal year 2006, Quantum launched a record number of new products across almost every major product category.  We expanded our automation systems offerings with the introduction of a new autoloader and tape libraries: Superloader 3 and the PX500 series.  We introduced four new storage devices: DLT-S4, DLT-V4, LTO-2 half-height (“HH”) and GoVaultTM.  The DLT-S4 is Quantum’s new enterprise-class tape drive that delivers the industry’s highest capacity at 1.6 terabytes (“TB”) per cartridge and twice the capacity of LTO-3.   The GoVaultTM is a rugged, removable hard drive that is designed for small and medium sized businesses and remote offices. We also continued to extend our leadership in virtual tape technology based on our Echelon Disk Platform with three new disk-based backup appliances (DX3000, DX5000 and DPM5500).

In addition, we announced a comprehensive, multilayered security framework that addresses the growing concern about information security.  As such, we introduced DLTSage™ Tape Security to our newer tape drives, including the DLT-V4 and DLT-S4.  In its simplest form, DLTSage™ Tape Security uses an electronic key to prevent or allow reading and writing of data on a tape cartridge.

Looking Forward

Our priorities will be focused on a few key strategies.  First, we will remain vigilant in identifying opportunities that will provide for gross margin and overall cost structure improvements.  To help attain this priority, manufacturing will be moved from several of our contract manufacturers to our in-house facility in Penang, Malaysia.  Additionally, over the last few quarters of fiscal year 2006, we have integrated our marketing and sales functions and made significant changes to our product lines to achieve enhanced product positioning and lower cost platforms between the Tape Drive business and the Storage Systems business.  Beginning in fiscal year 2007, research and development functions will also be integrated.  To reflect these changes and the way management is running the business, we will be moving toward a single reporting unit by the first quarter of fiscal year 2007.  Second, we want to build on our leading independent tape business by capitalizing on our unique position as the independent developer of tape drives, tape media and automation systems.  Last, we want to create a growth platform beyond tape with solutions that include disk, software and services that are optimized for tiered storage environments. On May 2, 2006, we entered into an agreement to acquire Advanced Digital Information Corporation (“ADIC”), which, if consummated, we believe will contribute to fulfilling these priorities by helping to create a profitable storage business, attaining greater revenue diversity and opportunity by gaining market access and creating a stronger growth platform for back-up, recovery and archive solutions.

Products

Our products include:

Tape Drive business

Quantum’s Tape Drive business offers a broad set of backup products representing all major tape technology segments – DLT®, LTO, DAT/DDS and Travan – for entry to enterprise work environments.  These technologies are offered by

5

Quantum and through Original Equipment Manufacturers (“OEMs”) system and automation brands such as Dell, Hewlett-Packard, International Business Machines Corporation (“IBM”), Overland Storage Inc., ADIC, and Sun Microsystems, Inc. (“Sun”) (through its recent acquisition of Storage Technology Corporation).  Quantum also sells a full range of storage media offerings to complement each tape drive technology.

•	DLT® Technology

Quantum’s line of DLT tape® technology drives and media has delivered competitive capacity and proven reliability for more than ten product generations.  The DLT Technology roadmap is designed to provide an ideal foundation for the future by delivering the combination of ultra-high capacity, network-optimized performance, and reliability that dynamic backup and archival environments will require.

DLT-S Series

The performance line of DLT products includes the DLT-S4, SDLT 600 and the SDLT 320 drives.  These drives deliver a full range of capacities from 320 gigabytes (“GB”) up to an industry-leading 1.6 TB compressed and transfer rates up to 432 GB/hour compressed. Quantum also offers a full line of Super DLTtape media cartridges and cleaning cartridges.

DLT-V Series

The value line of DLT products includes the DLT-V4, DLT VS160 and DLT VS80 drives and associated tape media cartridges.  With compressed capacities from 80 GB to 320 GB and compressed transfer rates from 22 GB/hour to 72 GB/hour, these drives are universally available for cost-effective backup.

•	LTO Technology

Designed with a six-generation roadmap that is targeted to deliver up to 6.4 TB of compressed capacity and compressed transfer rates up to 1.9 TB/hour in generation 6, LTO Technology is an industry-leading tape solution for enterprise-class performance backup in workgroup, departmental and enterprise servers.

The latest generation LTO-3 drive offers 800 GB of compressed capacity and a compressed transfer rate of 490 GB/hour. The LTO-2 drive offers 400 GB of compressed capacity and compressed transfer rates of 187 GB/hour.  Quantum’s first-to-market, value-optimized LTO-2 HH internal drive features reliable and affordable tape data protection targeted to medium and large businesses. The LTO-2 HH drive attempts to balance price with increased capacity and performance, providing the most affordable entry into the LTO family. Quantum also offers a full range of LTO tape media and cleaning cartridges.

•	DAT/DDS Technology

DAT/DDS Technology targets data protection for small businesses.  Quantum’s DAT 72 tape drive solutions deliver compressed capacities of up to 72 GB, compressed transfer rates of up to 25.2 GB/hour and are backward compatible to DDS-4 and DDS-3 products.  Quantum also offers a full range of DAT 72 and DDS tape media and cleaning cartridges.

•	Travan Technology

Travan Technology offers more affordable data protection drives for workstations and entry-level servers and offers compressed capacities of up to 40 GB and compressed transfer rates of up to 14.4 GB/hour.  With easy-to-use interfaces such as Advanced Technology Attachment Packet Interface(“ATAPI”)/Integrated Drive Electronics (“IDE”), Small Computer System Interface (“SCSI”) and Universal Serial Bus (“USB”) 2.0, these backup solutions offer affordable simplicity and are backward compatible to multiple generations of Travan products.

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

Quantum’s Storage Systems products are divided into the following two categories to reflect different go-to-market business models.

• High-Volume Products

High-volume products are sold mainly through third-party distributors, value-added resellers (“VARs”) and OEMs and include the new GoVault™ removable drive, Autoloader DDS-4, Autoloader DAT 72, ValueLoader™, SuperLoader™, and the M-Series family of tape libraries featuring the M1500, M1800 and M2500. The ValueLoader line will be replaced by the SuperLoader 3 autoloader, while the M-Series libraries will eventually be replaced by the new PX500-Series libraries, which offer more capacity at lower price points.

GoVault Removable Drive

Quantum’s newly-introduced GoVault drive is an easy-to-use, removable and ruggedized backup, archive and disaster recovery solution which combines the best attributes of disk and tape. GoVault utilizes a server-embedded dock with removable disk cartridges in 40, 80 or 120 GB capacities. GoVault is designed to offer small businesses an alternative to existing data protection technologies.

Autoloader DDS-4

The Autoloader DDS-4 is an entry-level backup automation product for PC or small workgroup data protection. Featuring a single DDS-4 tape drive and a single six-cartridge removable magazine, it offers up to 240GB of compressed capacity with performance up to 20 GB/hour compressed.

Autoloader DAT 72

The Autoloader DAT 72 is the next step up for small workgroup data protection with a single DAT 72 tape drive and a six-cartridge removable magazine. It accommodates up to 432 GB of compressed capacity with performance up to 26 GB/hour compressed.

ValueLoader

The ValueLoader is designed for the desktop or standard 19-inch rack and uses a single DLT VS80, DLT VS160, SDLT 320, LTO-2 or LTO-3 tape drive with an eight-cartridge capacity and provides up to 6.4 TB of compressed data storage and 576 GB/hour throughput compressed.

SuperLoader

The SuperLoader tape library is a scalable tape autoloader that has been joined by a new, more cost-effective SuperLoader 3 model.  This family of products provides up to 12.8 TB of compressed capacity and 490 GB/hour throughput in a 2U (U is a standard of measure equaling 1.75” high) rack-mount form factor and is a modular, high-density tape automation solution designed for the workgroup environment.  Both products include one or two 8-cartridge removable active magazines and are available with a barcode reader for high performance inventory management.  Depending on model, the SuperLoader family supports a single DLT1, DLT-V4, SDLT 320, SDLT 600, LTO-2 or LTO-3 tape drive and includes on-board, Web-based remote management.

M-Series Libraries

The M-Series family of tape libraries is comprised of the M1500, M1800 and M2500, which are modular automation systems that customers can link together as their storage needs grow.  The M1500 is a modular library that is rack mountable and available with one or two tape drives and 21 (SDLT) or 25 (LTO) cartridges.  The M1800 has double the performance and capacity of the M1500 and can accommodate up to four drives and 50 cartridges.  The M2500 supports up to six drives and 100 cartridges and can be combined with the M1500 and/or M1800 to provide customers with scalability and investment protection.  The M-Series supports SDLT 320, SDLT 600, LTO-2 or LTO-3 tape drives.  Interchangeable removable magazines make it easy to bulk load and storage cartridges.  Capacity ranges from 3.4TB in a single M1500 to 40TB in a single M2500.  Performance ranges from 58GB/hour in a single M1500 to over 1.7TB/hour in a single M2500.  The M- Series

7

libraries scale up to 20 drives and 300 cartridges providing top-end capacity of 120TB and performance over 5.7TB/hour. Redundant power supplies can be ordered for high availability applications.  The M-Series libraries also support the Fibre Channel interface for connection to Storage Area Networks (“SANs”).

PX500-Series Libraries

The newest Quantum automated tape libraries are the cost-efficient PX500-Series. Like the M-Series, the PX500 libraries feature a modular, rackmountable design that allows customers to stack and interlink multiple units as their storage requirements change over time. The linked units function as a single larger library thus simplifying operation. The PX502 library supports up to two tape drives and 38 LTO or 32 SDLT cartridges. The PX506 library can be expanded to six tape drives and 100 LTO or 88 SDLT cartridges. The PX510 can accommodate up to 10 tape drives and 201 LTO or 171 SDLT cartridge slots. All PX500 models supports LTO-2, LTO-3 and SDLT 600 tape drives that can be combined to handle mixed media requirements. Interchangeable removable magazines make it easy to bulk load and store cartridges. Web-based library management simplifies remote monitoring and operation, while a redundant power option provides high availability. Capacity ranges from 15.2 TB compressed in a single PX502 to 80.4 TB compressed in a single PX510. Performance ranges from 576 GB/hour compressed in a single PX502 to over 2.9 TB/hour in a single PX510. The PX500 Series libraries easily scale up to 22 drives and 438 cartridges providing maximum capacity of 175 TB and performance over 6.3 TB/hour. Fibre Channel is available for SAN connectivity.

• Enterprise Products

Enterprise products are sold through third-party distributors, VARs, OEMs, and directly to key account end customers. These products require a higher level of customer engagement to complete a more complex storage systems sale and include the PX-Series libraries and our Echelon Platform of disk-based backup systems, including the DX-Series of virtual tape systems and appliances and the new DPM5500 disk-based backup appliance.

PX720 Library

Quantum’s flagship enterprise tape library is the PX720, the fifth-generation enterprise tape automation platform developed by Quantum. Accommodating up to 20 tape drives and up to 726 LTO/642 SDLT cartridges in a single chassis, the PX720 provides more than 8.6 TB/hour of compressed throughput performance and over 1 petabyte (PB) compressed capacity with DLT-S4 tape drives.  It supports SDLT 320, SDLT 600, DLT-S4, LTO-2 and LTO-3 tape drives and a mixed-media option allows customers to combine different media and tape technologies in a single unit.  The PX720 is designed for high availability and includes fully redundant power and cooling, proactive component-level monitoring, and remote library management.  Further flexibility is provided by the ability to mix SCSI, Gigabit Ethernet (“GbE”)/Network Data Management Protocol (“NDMP”), routed and native Fibre Channel interfaces, programmable load ports and removable magazines.  Multiple PX720 libraries can be linked together to provide up to 100 drives for up to 43TB/hour performance and up to 3,336 LTO/2,968 SDLT cartridges, for a total capacity of over 5 PB compressed using DLT-S4 tape drives.

Echelon Platform of Disk-Based Backup Systems

Quantum’s Echelon Platform of Disk-Based Backup Systems include the DX-Series of virtual tape systems and appliances which emulate a tape library and are designed to seamlessly integrate into existing backup environments without changes to policies or procedures.  Supported by every major backup software vendor, the DX-Series provides user definable virtual tape drives and cartridges to meet data center requirements.  Designed specifically for extremely fast and reliable backup and restore operations, the DX-Series architecture includes redundant and hot-swappable components that deliver up to 166 TB compressed usable capacity and up to 3 TB/hr performance.  The Redundant Array of Independent Disks (“RAID”) architecture allows continuous backup and restore operations even if there is a disk drive failure. The failed drive can be hot swapped for a new one while the system continues operation. The new Optyon™ hardware-based data compression option can double capacity without buying double the hardware.  A Web-based Graphical User Interface (“GUI”) provides system management along with event monitoring and notification.  The DX-Series complements tape libraries by allowing them to be dedicated to archive operations and to meet the need to create copies of data on removable media for disaster recovery and regulatory compliance. The DX30 and DX100 high-capacity systems targeted at large enterprises have been complemented with the release of the new DX3000 and DX5000 systems that bring the advantages of disk-based backup to smaller enterprises with lower capacity requirements.

8

DPM5500 Disk-Based Backup Appliances

The new DPM5500 leverages the strength of Microsoft's Data Protection Manager software to provide a turnkey appliance that provides a quick plug-and-play solution to protect data on Windows servers. Data changes are tracked and backed up quickly with multiple recovery points to meet aggressive recovery time requirements. Data is protected with a RAID architecture that allows the system to continue full operation without data loss even if there is a failure of any disk drive in the system. Redundant power supplies and fans provide additional uptime benefits. The systems provide usable capacity between 3.6TB and 7.2TB. A Web-based GUI provides system management along with event monitoring and notification.

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

For more information about our products, please visit our website at www.quantum.com.  The contents of our website are not incorporated by reference into this Form 10-K.

Customers

Our tape drives have achieved broad market acceptance in the mid-range network server market with leading computer equipment manufacturers such as Hewlett-Packard, Dell, Sun, (through its recent acquisition of StorageTek), Overland Storage Inc. and ADIC. Customers for our Storage Systems products, including tape automation systems, include Hewlett-Packard, Dell, EMC Corporation (“EMC”), IBM and Bell Microproducts Inc.

Because the leading computer equipment manufacturers have a dominant market share of the computer systems into which our products are incorporated, our sales are concentrated with several key customers. Sales to the top five customers in fiscal year 2006 represented 49% of revenue, compared to 52% of revenue in fiscal year 2005 and 51% of revenue in fiscal year 2004. Sales to Hewlett-Packard were 18% of revenue in fiscal year 2006, compared to 22% of revenue in fiscal year 2005, and 26% of revenue in fiscal year 2004. Sales to Dell increased to 18% of revenue in fiscal year 2006, compared to 17% of revenue in fiscal year 2005 and 14% of revenue in fiscal year 2004.  Refer to Note 16 “Business Segment Information and Geographic Information” to the Consolidated Financial Statements for revenues from external customers, operating income (loss) and total assets by operating segments.

These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold to our top five customers by our other OEM tape drive customers.

Sales and Marketing

We market our products directly to third-party distributors, VARs, OEMs, and end customers, through our worldwide sales force.

We support international sales and operations by maintaining sales offices throughout the world. Our international revenue, including sales to foreign subsidiaries of U.S. companies, was 33% of our total revenue in fiscal year 2006 compared to 43% of our total revenue in fiscal year 2005 and 40% of our total revenue in fiscal year 2004. Refer to Note 16 “Business Segment

Information and Geographic Information” to the Consolidated Financial Statements for revenues and indentifiable long-lived assets by region.

Strategic Licensing Partners

Fuji Photo Film Co., Ltd. (“Fuji”), Hitachi Maxell, Ltd. (“Maxell”), and Sony Corporation (“Sony”) are qualified manufacturers of DLTtape media cartridges for Quantum. Maxell and Fuji are also licensed to manufacture Super DLTtape media cartridges. Our license agreements with Fuji, Maxell, and Sony allow those companies to independently sell tape media cartridges for which we receive royalties. These strategic license agreements expand the market for DLTtape and Super DLTtape products and provide customers with multiple channels for obtaining tape media cartridges.

Fuji, Maxell, Sony, TDK Corporation (“TDK”) and Imation Corporation (“Imation”) are also qualified manufacturers of LTO Ultrium media for the LTO program, of which Quantum is a member.  LTO's license agreements with each of the Ultrium media manufacturers allows those companies to independently sell Ultrium tape media cartridges, and Quantum obtains a share of the royalties paid to LTO resulting from such independent sales.

Manufacturing

Since our acquisition of Certance on January 5, 2005, we manufacture some of our tape drives and head assemblies for those drives in our facility in Penang, Malaysia and some of our tape automations systems in our facilities in Penang, Malaysia, Costa Mesa, California and Colorado Springs, Colorado.  All of our disk-based backup systems are built in Costa Mesa, California.  We outsource the manufacturing of all of our remaining tape drives, head assemblies and tape automation systems.  Jabil, Mitsumi and PSEC manufacture our remaining tape drives.  Lafe (China) Corporation Limited (“Lafe”)is building our remaining head assemblies and Jabil together with Flextronics International, Ltd. (“Flextronics”), Mitsumi, PSEC and BDT manufacture our remaining tape automation systems.  Third parties also manufacture all of our tape media cartridges.  Some of our products go through final configuration in our facilities in Costa Mesa, California; Colorado Springs, Colorado; and Irvine, United Kingdom.  In fiscal year 2006 and beyond, we will focus on moving products from several of our contract manufacturers to our in-house facility in Penang, Malaysia. Although we have a small number of contract manufacturers, each manufacturer produces different products.  As a result, we have a single source of supply for each product (except for some of our tape media cartridges).  In addition, certain components and sub-assemblies included in our products are obtained from single source suppliers or a limited group of suppliers. Most of these suppliers and our contract manufacturers are located outside of the United States.  For a discussion of risks associated with these suppliers and our outsourcing strategy, see the following in Risk Factors:

•

“A portion of our manufacturing, including service repair, is outsourced to Jabil and other third party contract manufacturers. If we cannot obtain our products and parts from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition, and results of operations.”

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

Research and Development

We invested approximately $107.4 million, $96.7 million, and $103.5 million in research and development in fiscal years 2006, 2005, and 2004, respectively. We are focusing our research and development efforts on the development of new tape drives, tape automation systems, disk-based backup systems, software storage architectures, and other storage systems and services. In particular, we are currently developing future generations of DLT-S, DLT-V, DAT, and LTO drives. We are also continuing to focus on a full range of tape automation products, including autoloaders, modular libraries and high-end enterprise libraries for the mid-range market. We maintain research and development facilities in Boulder, Colorado; Colorado Springs, Colorado; Costa Mesa, California; Santa Maria, California, and Irvine, California.

Competition

Competition in the mid-range network market for tape drives is intense. In this market we compete primarily with Hewlett-Packard, IBM, and Sony. Hewlett-Packard, IBM, and Quantum are part of the “LTO program”, which develops tape drive products using LTO technology. Such products target the high-capacity data storage market and compete with products based on Super DLTtape technology. Key competitive factors in the tape storage market include capacity, transfer rate, reliability, durability, scalability, compatibility and cost.  In addition to competing with our products, Hewlett-Packard sells our products and remains one of our top five customers.

Competition in tape automation systems and disk based data protection systems is also intense. In this market, ADIC, Overland Storage Inc., EMC and Sun (through its recent acquisition of StorageTek) offer competing tape automation systems and data protection systems.

Our tape storage products, both tape drives and tape automation systems, also compete with other storage technologies, such as hard disk drives (“HDD”). The competition from hard disk drives as an alternative backup solution has increased and may continue to increase, especially if the hard disk drive price-to-performance ratio continues to decline. For a discussion of risks associated with competing technologies, see Risk Factors - “We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition and operating results would be materially and adversely harmed.”

In both segments of our business, strong competition has resulted in price erosion and we expect this trend to continue.

Warranty and Service

We generally warrant our products against defects for 6 to 48 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services from our facilities in Dundalk, Ireland and Penang, Malaysia, to support warranty and service obligations for tape drives and automation products. During fiscal year 2006, we started transitioning our repair activities from our Dundalk, Ireland facility to Jabil Hungary to effectively lower repair costs.  We also provide tape library warranty service from our facility in Irvine, California.  Jabil Global Service provides screen and repair services in Mexico and Hungary for North America and Europe, Middle East and Asia (“EMEA”) tape drives. In addition, we employ various other third party service providers throughout the world that perform tape drive, tape library and automation services for us.

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

Employees

We had approximately 2,320 employees worldwide as of March 31, 2006.

Technology

We develop and protect our technology and know-how, principally in the field of data storage. We presently hold 383 United States patents and have 182 pending United States patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing computer industry technology means that our future success will also depend heavily on the technical competence and creative skills of our employees.

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

We have signed a patent cross-licensing agreement with IBM and have agreed to a time-limited, mutual patent, non-assertion agreement with Maxtor covering certain technologies and patents of each party. In fiscal year 2006, we entered into a patent cross license agreement with Sun (through its recent acquisition of StorageTek) where each party received a license to six of the other party’s patents on a nonexclusive, worldwide basis.  In connection with this cross license agreement, Storage Technology, Inc. (“StorageTek”) dismissed a patent lawsuit against Quantum that had been pending in the United States District Court for the District of Colorado.  We may enter into patent cross-licensing agreements with other third parties in the future as part of our normal business activities. These agreements, when and if entered into, would enable us to use certain patents owned by these third parties and to enable these third parties to use certain patents that we own.

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

New York Stock Exchange Certification

Quantum submitted the certification of its Chief Executive Officer required by the New York Stock Exchange (“NYSE”) Listing Standards, Section 303A.12(a), relating to Quantum's compliance with the NYSE Corporate Governance Listing Standards, to the NYSE on October 7, 2005 with no qualifications.

EXECUTIVE OFFICERS OF QUANTUM CORPORATION

Set forth below are the names, ages (as of June 1, 2006), positions and offices held by, and a brief account of the business experience of each executive officer of Quantum.

Name	Age	Position with Quantum
Barbara L. Barrett	57	Vice President, Human Resources
Richard E. Belluzzo	52	Chairman and Chief Executive Officer
Anthony E. Carrozza	51	Senior Vice President, Worldwide Sales
Shawn D. Hall	37	Vice President, General Counsel and Secretary
Edward J. Hayes Jr.	51	Executive Vice President and Chief Financial Officer
Jesse C. Parker	63	Senior Vice President, Manufacturing and Operations
Philip M. Ritti	55	Vice President and General Manager, Media Storage Solutions
Jim L. Wold	48	Senior Vice President, Removable Storage and Automation
Howard L. Matthews, III	51	President and Chief Operating Officer

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

Mr. Belluzzo has been Chief Executive Officer since joining the Company in September 2002 and Chairman of the Board since July 2003. Before joining Quantum, from September 1999 to May 2002, Mr. Belluzzo held senior management positions with Microsoft Corp., most recently as President and Chief Operating Officer.  Prior to Microsoft, from January 1998 to September 1999, Mr. Belluzzo was Chief Executive Officer of Silicon Graphics Inc.  Before his tenure at Silicon Graphics, from 1975 to January 1998, Mr. Belluzzo was with Hewlett-Packard, most recently as Executive Vice President of the computer organization.  Currently Mr. Belluzzo is a member of the board of directors of PMC-Sierra, as well as JDS Uniphase, and is a member of the board of trustees for Golden Gate University.

Mr. Carrozza has been Senior Vice President of Worldwide Sales for Quantum since February 2004.  He has been with Quantum for 18 years in a variety of sales and management positions.  From November of 2000 to February 2004, Mr. Carrozza was Vice President, Worldwide Sales for the DLTtape business.  Other roles held by Mr. Carrozza at Quantum include Vice President of Worldwide Sales Strategy and Business Planning, Director of Central Region Sales and Director, Worldwide Compaq Account Team.  Mr. Carrozza has over 28 years of sales and sales management experience and, prior to joining Quantum in 1987, spent four years at Iomega Corp.

Mr. Hall joined Quantum in 1999 as Corporate Counsel and assumed the role of Vice President, General Counsel and Secretary in 2001. Prior to Quantum, Mr. Hall worked at the law firms of Skadden, Arps and Willkie Farr & Gallagher, where he practiced in the areas of mergers and acquisitions and corporate finance, representing numerous public and private technology companies.

Mr. Hayes has been Executive Vice President and Chief Financial Officer of Quantum since July 2004.  From April 2001 to March 2003, Mr. Hayes held senior management positions with DirecTV Broadband, Inc., most recently as President and Chief Executive Officer of DirecTV Broadband, Inc., and with Telocity, Inc. as Executive Vice President and CFO, DirecTV Broadband, Inc.’s predecessor company. He has also held senior financial management positions at other multinational companies such as Lucent Technologies, Unisys Corporation, Asea Brown Boveri, and Credit Suisse First Boston.  Mr. Hayes is currently an independent board director and member of the Audit Committee for publicly-traded Alaska Communications Systems Group, Inc. and an independent board director and Chairperson of the Audit Committee for privately-held New Wave Research, Inc.

Mr. Matthews was appointed as Quantum's President and Chief Operating Officer effective June 1, 2005.  Prior to joining Quantum, from March 2002 to January 2005, he was the President and CEO of Certance, a data storage solutions company acquired by Quantum.  Prior to joining Certance, from 1999 to March 2002, he served as Chairman of the board of Directors of Matthews, White & Company, a consulting and advisory services group, and, from 1994 to 1999, was a principal of Matthews Consulting.  During this period, Mr. Matthews served in a number of interim executive management positions and assisted clients with the development of their growth and financing strategies.

Mr. Parker joined Quantum in November 2002 as Vice President of Manufacturing Operations for the Tape Drive Division and was appointed Senior Vice President of Manufacturing and Operations for the total Company in January 2005.  Before joining Quantum, from November 2000 to November 2002, Mr. Parker was Executive Vice President of Operations and a Director of Benchmark Storage Innovations, Inc (“Benchmark”).  Prior to Benchmark, over a span of 17 years, Mr. Parker held executive level positions at several companies in the storage industry, such as Conner Technology, Seagate Technology, Conner Peripherals, Archive Corporation and MiniScribe Corporation.

Mr. Ritti has been Vice President and General Manager for Media Storage Solutions since July 2000.  Mr. Ritti joined Quantum in 1997 as Director of Media Marketing where he was responsible for promoting the Quantum brand and managing the licensing aspects of the media business.  Before joining Quantum, Mr. Ritti worked 15 years for Ampex Corporation in marketing, engineering and general management positions.  Prior to Ampex, Mr. Ritti worked for FMC Corporation in finance and marketing positions.

Mr. Wold joined Quantum as Senior Vice President, Removable Storage and Automation business in January 2005.  Prior to joining Quantum, from 1994 to January 2005, Mr. Wold held several positions with Certance, a global supplier of tape drives and data protection solutions acquired by Quantum in January 2005, and its predecessor companies, most recently as Vice President of Engineering.  Prior to that, Mr. Wold spent 13 years with Iomega Corporation holding a variety of positions including Manufacturing Engineer, Engineering Manager, and Director of Manufacturing and Engineering.

ITEM 1A.           Risk Factors

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

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in fiscal year 2006 represented 49% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to our top five customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

In fiscal year 2006, Hewlett-Packard and Dell contributed approximately 18% each to our revenue.  Over this time period, the revenue contribution from Hewlett-Packard has declined. If this trend continues, or if we experience a significant decline in revenue from Dell, we could be materially and adversely affected.  There is additional risk regarding Hewlett-Packard since it markets and manufactures its own LTO and DDS/DAT tape drives and media in competition with our LTO, DDS/DAT, DLTtape® and Super DLTtapeTM platforms. To the extent that Hewlett-Packard reduces its purchases of our products in favor of its own, or is successful in gaining share in the market with its tape drive products at the expense of our products, our tape drive and media revenues, operating results and financial condition could be materially and adversely affected.

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

From time to time we make acquisitions, such as the contemplated acquisition of ADIC. The failure to successfully integrate recent or future acquisitions could harm our business, financial condition, and operating results.

As a part of our business strategy, we have in the past and expect in the future to make acquisitions, or significant investments in, complementary companies, products or technologies, such as in the contemplated acquisition of ADIC. If we fail to successfully integrate such acquisitions, it could harm our business, financial condition, and operating results.  Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

•	Failure to realize anticipated synergies and benefits from the acquisition;
•	Difficulties in assimilating and retaining employees;
•	Potential incompatibility of business cultures;
•	Diversion of management’s attention from ongoing business concerns;
•	Coordinating infrastructure operations in a rapid and efficient manner;
•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
•	Insufficient revenues to offset increased expenses associated with the acquisition;
•	Costs and delays in implementing or integrating common systems and procedures;
•	Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
•	Impairment of existing customer, supplier and strategic relationships of either company;
•	Insufficient cash flows from operations to fund the working capital and investment requirements;
14
•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or we may incur losses from these investments;
•	Dissatisfaction or performance problems with the acquired company;
•	The assumption of risks of the acquired company that are difficult to quantify, such as litigation;
•	The cost associated with the acquisition; and
•	Assumption of unknown liabilities or other unanticipated adverse events or circumstances.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.  We cannot provide assurance that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could harm our business, financial condition, and operating results.

If we draw on our contemplated $500 million credit facility with Key Bank, we will substantially increase our debt, which could adversely affect our cash flow and prevent us from fulfilling our obligations.

In the event that we consummate our acquisition of ADIC, we intend to draw down our $500 million credit facility with Key Bank, which will add a significant amount of indebtedness and interest expense to our obligations under our current indebtedness. Our level of indebtedness presents risks to investors, including the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due.

Our substantial debt could have important consequences, such as:

•	Making it more difficult or impossible for us to make payments on the notes or any other indebtedness or obligations;
•

Requiring us to dedicate a portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements;

•	Increasing our vulnerability to adverse economic and industry conditions;
•	Limiting our flexibility in planning for, or reacting to, changes and opportunities in, the electronics manufacturing industry, which may place us at a competitive disadvantage; and
•	Limiting our ability to incur additional debt on acceptable terms, if at all.

Our operating results depend on new product introductions, which may not be successful, in which case our business, financial condition, and operating results may be materially and adversely affected.

To compete effectively, we must continually improve existing products and introduce new ones, such as our recently introduced PX500-Series libraries, the DLT S-4 and GoVault. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

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

We compete with companies that develop, manufacture, market, and sell tape drive and tape automation products. The principal competitors for our tape drive products include Hewlett-Packard, IBM, and Sony. These competitors are aggressively trying to advance and develop new technologies and products to compete successfully against our technologies and products. For instance, LTO technology, which was developed by Certance, Hewlett-Packard and IBM, targets the high-capacity data backup market and competes directly with our products based on Super DLTtapeTM technology.  Hewlett-Packard and IBM thus compete not only with our Super DLTtapeTM  products but now compete with the LTO product offerings that we acquired through our acquisition of Certance.  This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtapeTM drives and media.  Additionally, over the last two years, our DLT and Super DLTtapeTM drives have lost market share to LTO based products, and we cannot provide assurance that our tape technology based products will not continue to lose market share to LTO based products in the future.  In addition, the 2003 merger between Hewlett-Packard and Compaq resulted in a larger competitor in the tape drive and tape automation markets with substantially greater resources and a potentially greater market reach with products that compete directly with ours. These factors, and additional factors, such as the possibility of industry consolidation, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition, and results of operations.

Our tape automation products compete with product offerings of ADIC, Overland Data Inc., EMC, and Sun (due to its recent acquisition of StorageTek), which offer tape automation systems incorporating DLTtape® and Super DLTtapeTM technology as well as LTO technology. Increased competition has resulted in increased price competition. If this trend continues or worsens, if competition further intensifies, or if industry consolidation occurs, our sales and gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions.  The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to bring us back to profitability.

In the last four years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs. These steps and additional future restructurings in response to rationalization of operations following future acquisitions or to adverse changes in our business and industry may require us to make cash payments that, if large enough, would materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition, and operating results.

We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition, and operating results would be materially and adversely harmed.

We derive almost all of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a substantial majority of our revenue from these products for the foreseeable future. As a result, our future operating results depend on the continued market acceptance of products employing tape drive technology. Our tape products, including tape drives and automation systems, compete with other storage technologies, such as hard disk drives. Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If products incorporating other technologies gain comparable or superior market acceptance, or their costs decline far more rapidly than tape drive and media costs, the competition resulting from these alternative technologies would increase as customers turn toward those alternative technologies with an acceptable price/performance offering relative to tape drives and automation systems. We are working to address this risk through our own targeted investment in alternative technologies, but if a migration to alternative technologies occurs, and we are not successful in our efforts, our business, financial condition, and operating results would be materially and adversely affected.

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

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition, and operating results could be materially and adversely affected.

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

Our quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our past quarterly operating results should not be used to predict future performance. Quarterly operating results could be materially and adversely affected by a number of factors, including, but not limited to:

•	An inadequate supply of tape media cartridges;
•	Reduced demand from our OEM customers;
•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;
•	Declines in network server demand;
•	Product ramp cycles;
•	Failure to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped; or
•	Increased competition.

If we fail to meet our projected quarterly results, our business, financial condition, and results of operations may be materially and adversely harmed.

If we do not successfully manage the changes that we have made and may continue to make to our infrastructure and management, our business could be disrupted, and that could adversely impact our results of operations and financial condition.

Managing change is an important focus for us.  Following the acquisition of Certance, one of our important initiatives involves combining and integrating the information technology (“IT”) infrastructures of the companies, including our enterprise resource planning (“ERP”) systems, and adapting our business processes and software to the requirements of the new organization.  We are also managing several significant initiatives involving our operations, including efforts to reduce the number of contract manufacturers and suppliers we use, the outsourcing of our repair capabilities and the related closing of our facility in Dundalk, Ireland.  In addition, we continue to reduce headcount to streamline and consolidate our supporting functions as appropriate following past acquisitions and in response to market or competitive conditions.  If we are unable to successfully manage the changes that we implement, and detect and address issues as they arise, it could disrupt our business and adversely impact our results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 383 United States patents and have 182 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants,  customers, potential customers, and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Because we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk.

Historically, we have relied primarily on third parties to manufacture our products.  However, we have begun to manufacture more of our products ourselves and anticipate that we will continue to increase the proportion of our products that we manufacture ourselves.  Managing such a build-up of our in-house manufacturing capabilities presents a number risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our storage products to ensure that we have sufficient components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies and Quantum-unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be materially and adversely affected as a result of these increased costs.

A portion of our manufacturing, including service repair, is outsourced to Jabil and other third party contract manufacturers. If we cannot obtain our products and parts from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition, and results of operations.

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

We receive a royalty fee based on sales of our tape media cartridges by Fuji, Maxell, Imation and Sony. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. To the extent that our royalty revenue is based on the prices of cartridges sold by our licensees, our royalty revenue will vary depending on the level of sales and prices set by the licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would reduce our revenue and margins on these products. As a result, lower prices on our tape media cartridges would reduce media revenue, which could materially and adversely affect our business, financial condition, and operating results.

We have incurred significant losses over the last few years. If we remain unprofitable and are unable to generate positive cash flow from operating activities, our ability to service our debt and fund our other business requirements, as well as obtain additional capital in the future, could be jeopardized, our business could suffer, and our assets could be impaired.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions, research and development and other general corporate needs will depend upon our future financial performance.  Our future financial performance will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. If our losses from operations were to persist at current levels or worsen, we may not have sufficient cash resources to service our debt and maintain access to our credit facilities. We cannot provide assurance that we will generate sufficient cash flow from operations, or that future borrowings or equity financing will be available on commercially reasonable terms or at all, or available in an amount sufficient to enable us to pay our debt or fund other liquidity needs. If we are unable to generate sufficient cash flow and/or are unable to service our outstanding debt obligations, we may have to reduce or delay capital expenditures planned for replacements, improvements and expansions, and/or sell assets, thereby affecting our ability to remain competitive and adversely affecting our business.

We must devote substantial resources to new product development, manufacturing, and sales and marketing activities to be competitive in our markets. Historically, cash flow from operating activities has provided us with a significant portion of the cash and liquidity that we have required in order to invest in product development, manufacturing, and sales activities. Until or unless we return to consistent, profitable generally accepted accounting principles (“GAAP”) operating results, we will have significantly less liquidity to invest in our business, which could have a material adverse impact on our business, results of operations, liquidity, and financial condition.

Our ability to achieve profitability may be adversely impacted by higher energy prices to the extent that we, or our key suppliers experience higher energy costs which we are unable to offset or recover in the form of higher prices for our products and services.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation will adversely affect earnings.

Beginning in our first quarter of fiscal year 2007, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS No. 123R"), which requires us to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness to Quantum because the expense associated with these grants may result in future compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models used to estimate fair value were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS No. 123R. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS No. 123R to recognize the fair value of stock options as compensation expense, beginning in the first quarter of fiscal year 2007, our future profitability can be expected to be reduced. See also Recent Accounting Pronouncements in Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements: SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS No. 123R”).

Our stock price could become more volatile if certain institutional investors were to increase or decrease the number of shares they own. In addition, there are other factors and events that could affect the trading prices of our common stock.

Five institutional investors own approximately 58% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the common shares they currently own, that may cause our stock price to be more volatile.  For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity.  In these situations, selling pressure outweighs buying demand and our stock price declined.

Trading prices of our common stock may fluctuate in response to a number of other events and factors, such as:

•	General economic conditions;
•	Changes in interest rates;
•	Fluctuations in the stock market in general and market prices for high technology companies in particular;
•	Quarterly variations in our operating results;
•	New products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;
•	Changes in financial estimates by us or securities analysts and recommendations by securities analysts,
•	Changes in our capital structure, including issuance of additional debt or equity to the public; and
•	Strategic acquisitions.

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

If we experience adverse economic conditions in the United States and throughout the world economy, our business, operating results, and financial condition could be further adversely and materially impacted. We have taken actions in the past to reduce our cost of sales and operating expenses in order to address the adverse conditions.  A prolonged continuation or worsening of sales trends could require us to take additional actions to further reduce our cost of sales and operating expenses in future quarters in order to align these costs with reduced revenue. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with such a future adverse sales environment.  If we are required to undertake further expense reductions, we may incur significant additional incremental restructuring charges associated with such expense reductions that are disproportionate to sales, thereby materially and adversely affecting our business, financial condition, and operating results.

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

Our credit agreement contains various covenants that limit our discretion in the operation of our business, which could have an adverse effect on our business, financial condition, and results of operations.

Our credit agreement contains numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, thereby restricting our ability to:

•	Incur debt;
•	Incur liens;
•	Redeem or prepay subordinated debt;
•	Make acquisitions of businesses or entities or sell certain assets;
•	Make investments, including loans, guarantees, and advances;
•	Make capital expenditures beyond a certain threshold;
•	Engage in transactions with affiliates;
•	Pay dividends or engage in stock repurchases; and
•	Enter into certain restrictive agreements.

Our ability to comply with covenants contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Even if we are able to comply with all covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, and other corporate opportunities.

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

In prior year periods, we violated certain financial covenants under our credit agreement and received waivers or amendments for such violations.  If in the future we violate financial covenants, it could materially and adversely impact our financial condition and liquidity.

If our operating results do not improve in the future and we violate any financial or reporting covenant in our credit agreement and receive a notice of default letter from our bank group, our credit line could become unavailable, and any amounts outstanding could become immediately due and payable. If we were unsuccessful in securing a waiver of such violation or an amendment to our credit agreement, we might have to restrict $2.5 million of our cash to cover the outstanding standby letters of credit issued under the credit agreement.

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

We may be sued by our customers for product liability claims as a result of failures in our data storage products.

We face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

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

The Company entered into a Settlement Agreement with Maxtor on December 23, 2004, and included a Mutual General Release and Global Settlement Agreement with Maxtor Corporation, the corporation to which Quantum sold its former Hard Disk Drive business on April 2, 2001.  Under this agreement, Maxtor has agreed to assume limited responsibility for payments related to certain taxes, penalties, and interest resulting from the conduct of business by the Quantum Tape Drive and Storage Systems group for all periods before our issuance of tracking stock and the conduct of the Quantum Hard Disk Drive group for all periods before the disposition of the Hard Disk Drive group to Maxtor. If audit adjustments are successfully asserted with respect to such conduct, and if Maxtor fails to indemnify us under this obligation or is not able to pay the reimbursement in full, we would nevertheless be obligated, as the taxpayer, to pay the tax. As a result, we could experience a material adverse effect on our business, financial condition, and operating results. Maxtor has recently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

Maxtor’s failure to perform under the agreements in connection with contingent liabilities would harm our business, financial condition, and operating results.

We may have contingent liabilities for some obligations assumed by Maxtor in connection with the disposition of the Hard Disk Drive group, including real estate and litigation, and Maxtor’s failure to perform under these obligations could result in significant costs to us that could have a materially adverse impact on our business, financial condition, and operating results. Maxtor has recently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

The disposition of the Hard Disk Drive group may be determined not to be tax-free, which would result in us or our stockholders, or both, incurring a substantial tax liability, which could materially and adversely affect our business, financial condition, and results of operations.

Maxtor and Quantum have agreed not to request a ruling from the Internal Revenue Service, or any state tax authority confirming that the structure of the combination of Maxtor with the Hard Disk Drive group will not result in any federal income tax or state income or franchise tax to Quantum or the previous holders of the Hard Disk Drive common stock. Instead, Maxtor and Quantum have agreed to effect the disposition and the merger on the basis of an opinion from our tax advisor, and a tax opinion insurance policy issued by a syndicate of major insurance companies to us covering up to $340 million of tax loss caused by the disposition and merger.

If the disposition of the Hard Disk Drive group is determined not to be tax-free and the tax opinion insurance policy does not fully cover the resulting tax liability, we or our stockholders or both could incur substantial tax liability, which could materially and adversely affect our business, financial condition, and results of operations. Maxtor has recently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

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

In any of these circumstances, the tax payments due from us could be substantial. In order to pay the tax, we would have to either deplete our existing cash resources or borrow cash to cover our tax obligation. Our payment of a significant tax prior to payment from Maxtor under Maxtor’s indemnification obligations, or in circumstances where Maxtor has no payment obligation, could harm our business, financial condition, and operating results. Maxtor has recently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

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

ITEM 1B.         Unresolved Staff Comments

Not applicable.

ITEM 2.           Properties

Our headquarters are located in San Jose, California. We own or lease facilities in North America, Europe and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of March 31, 2006:

Location	Function	Square Footage
North America
San Jose, CA	Corporate headquarters	50,000	A
Costa Mesa, CA	Tape drive research and development, logistics, manufacturing	158,000
Irvine, CA	Tape automation administration, configuration, research and development and service	117,000
Santa Maria, CA	Tape heads research and development	13,000
Colorado Springs, CO	Operations and administration	406,000	A
Boulder, CO	Tape research and development	133,000	A
Other North America	Sales offices	10,000

Europe
Dundalk, Ireland	Tape configuration, distribution and service	112,000
Neuchatel, Switzerland	European administration	5,000
Irvine, Scotland	Logistics	43,000
Wokingham, UK	Warehouse	16,000	A
Other Europe	Sales, service and administrative offices	16,000	A

Asia
Tokyo, Japan	Sales office and media procurement center	10,000
Singapore City, Singapore	Sales office and distribution	7,000
Penang, Malaysia	Tape drive and heads manufacturing and customer service	104,000
Other Asia	Sales offices	5,000

A indicates that a facility is vacant, partially vacant, or sublet.

We believe that our existing facilities are adequate to meet our business needs through the next 12 months. However, there can be no assurance that we will be able to obtain additional space to accommodate future needs or dispose of excess space as required on reasonable terms.  As of March 31, 2006, the Company owned the facilities in Dundalk, Ireland and Penang, Malaysia.  The Dundalk facility was sold subsequent to year-end.

ITEM 3.           Legal Proceedings

For information regarding legal proceedings, refer to Note 14 “Litigation” to the Consolidated Financial Statements.

ITEM 4.           Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “DSS”. As of June 1, 2006, the price of our common stock was $3.00 per share. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated.

Fiscal Year 2006	High	Low
First quarter ended June 27, 2005	$ 2.96	$ 2.29
Second quarter ended September 26, 2005	$ 3.17	$ 2.66
Third quarter ended December 26, 2005	$ 3.19	$ 2.81
Fourth quarter ended March 31, 2006	$ 3.95	$ 3.02

Fiscal Year 2005	High	Low
First quarter ended June 27, 2004	$ 3.88	$ 2.47
Second quarter ended September 26, 2004	$ 3.10	$ 2.09
Third quarter ended December 26, 2004	$ 3.03	$ 2.11
Fourth quarter ended March 31, 2005	$ 3.14	$ 2.51

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends is restricted by the covenants in our credit facility.

As of June 1, 2006, there were 1,877 Quantum stockholders of record including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners.

The information required by this item regarding equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K.

On July 30, 2003, we issued an aggregate of $160 million 4.375% convertible subordinated notes due 2010 in a private placement transaction pursuant to Rule 144A under the Securities Act of 1933, as amended. Lehman Brothers, Morgan Stanley and McDonald Investments, Inc. were the initial purchasers of the notes.  In connection with the transaction, Quantum paid the initial purchasers an aggregate fee of $4 million. The notes are convertible into common stock of Quantum at any time prior to maturity of the notes at the conversion rate of 229.8851 shares per $1,000 principal amount of the notes. For further discussion of the issuance, see Note 10 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt” to the Consolidated Financial Statements of Quantum under Item 8 of this Annual Report on Form 10-K.

ITEM 6.           Selected Financial Data

This summary of selected consolidated financial information of Quantum for fiscal years 2002 to 2006 should be read along with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. As a result of the disposition of the HDD business on April 2, 2001 and the network attached storage (“NAS”) business on October 28, 2002, the selected financial information below presents results of the HDD business and the NAS business as discontinued operations (refer to Note 19 “Discontinued Operations” to the Consolidated Financial Statements).

A number of items affect the comparability of selected financial information as discussed below:

•

The results of continuing operations for fiscal year 2006, fiscal year 2005 and fiscal year 2004 included restructuring charges of $18.6 million, $11.5 million and $15.2 million, respectively.  These restructuring charges were associated mainly with outsourcing manufacturing and cost reduction activities.

•	The results of continuing operations for fiscal year 2006 included loss on settlement charges from the StorageTek legal settlement and cross license agreement of $18.6 million.
•

The results of continuing operations for fiscal year 2003 included a cumulative effect of an accounting change of $94.3 million related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets and $58.7 million for a write-off of goodwill related to the Storage Systems business. The results of continuing operations for fiscal year 2003 also included $24.2 million of restructuring charges associated mainly with outsourcing manufacturing and cost reduction activities and a $7.8 million charge for purchased in-process research and development in connection with the acquisition of SANlight.

•

The results of continuing operations for fiscal year 2002 included the effect of $72.9 million of restructuring charges associated with the disposition of the HDD business and other cost reduction activities. The results of operations for fiscal year 2002 also included a $13.2 million charge for purchased in-process research and development in connection with the acquisition of certain assets of M4 Data.

•	The results of discontinued operations for fiscal year 2002 included the gain on disposition of the HDD business and a loss from the operations of the NAS business.

(In thousands except per share data)	For the year ended March 31,

Statement of Operations Data:	2006	2005	2004	2003	2002

Product revenue	$705,606	$670,194	$677,259	$684,156	$820,365
Royalty revenue	128,681	123,974	131,125	186,653	209,310

Total revenue	834,287	794,168	808,384	870,809	1,029,675
Cost of revenue	601,847	558,689	556,725	603,646	652,070
Restructuring charges related to cost of revenue	512	-	-	-	-

Total cost of revenue	602,359	558,689	556,725	603,646	652,070

Gross margin	231,928	235,479	251,659	267,163	377,605
Research and development expenses	107,407	96,680	103,471	111,926	111,451
Sales and marketing, general and administrative expenses	127,367	136,813	152,668	171,720	224,274
Goodwill impairment	-	-	-	58,689	-
Restructuring charges	18,118	11,521	15,212	24,200	72,856
Purchased in-process research and development	-	-	-	7,802	13,200
Loss from operations	(20,964)	(9,535)	(19,692)	(107,174)	(44,176)
Loss from continuing operations	(41,479)	(3,496)	(63,715)	(132,088)	(49,000)
Income (loss) from discontinued operations	-	-	1,693	(37,909)	91,502
Cumulative effect of an accounting change	-	-	-	(94,298)	-
Net income (loss)	$(41,479)	$(3,496)	$(62,022)	$(264,295)	$42,502
Loss per share from continuing operations:
Basic	$(0.23)	$(0.02)	$(0.36)	$(0.81)	$(0.32)
Diluted	$(0.23)	$(0.02)	$(0.36)	$(0.81)	$(0.32)
Net income (loss) per share:
Basic	$(0.23)	$(0.02)	$(0.35)	$(1.63)	$0.27
Diluted	$(0.23)	$(0.02)	$(0.35)	$(1.63)	$0.27

	As of March 31,

Balance Sheet Data:	2006	2005	2004	2003	2002

Property, plant and equipment, net	$38,748	$42,716	$40,377	$59,092	$76,405
Total assets	$663,344	$724,614	$705,558	$921,729	$1,193,772
Total long-term convertible debt	$160,000	$160,000	$160,000	$287,500	$287,500
Net current assets of discontinued operations	$-	$-	$-	$-	$49,605

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

Quantum has two data storage business segments: the Tape Drive business and the Storage Systems business.  Our Tape Drive business consists of tape drive and tape media products.  We are the world’s largest supplier of half-inch cartridge tape drives.  Our DLTtape® Technology is a proprietary standard for tape backup, recovery and archive of business-critical data for the mid-range enterprise.  The installed base of our DLTtape® drives consumes tape media, which in turn generates media revenue for the Company through either royalties paid to the Company by its licensee who manufacture media or through the sale of Quantum branded tape media. Through the Certance acquisition in fiscal year 2005, we also offer tape drives aimed at a broad range of markets, including Travan at the entry-level, DDS / DAT at the low-end, and LTO for mid-range enterprise customers.  The Certance acquisition also brought to Quantum revenues and profits from LTO media royalties, the manufacture of tape heads and service.

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

We earn our revenue and profits from the sale of products, systems and services mostly to OEM and channel customers.  We face a variety of challenges and opportunities in responding to the dynamics of the technology arena which is characterized by rapid change, evolving customer demands and intense competition, including competition with several companies who are also significant customers of the Company.  Our DLT and Super DLTtape™ drives have lost market share to LTO based products, although some of this loss was mitigated with the acquisition of Certance, which manufacture LTO based products.  These challenges result in significant pricing pressures that we face on an on-going basis.

In fiscal year 2006, we made progress in reducing our costs and expenses over the course of the year and increasing the effectiveness of our operational platform, and in introducing new products in both of our businesses.  Our results were mixed, however, as the newer products were not introduced until well into the second half of the year and revenues from these products only partially offset the decline of older product revenues.  Additionally, sales to one of our biggest customers declined in recent quarters as that customer manufactures its own competing tape drive and media products.

In fiscal year 2006, we had total net revenues of $834 million.  This represented an increase from fiscal year 2005, which was $794 million, primarily due to increases in tape drive, media and royalty revenue from the acquisition of Certance, partially offset by a decrease in revenue in the Storage Systems business.  The Company’s revenue performance can be inherently volatile from quarter to quarter due to product and media mix shifts, sales channel shifts, seasonal strength or weakness, product platform transitions, and general IT spending conditions.

The Company’s overall gross margin percentage declined 1.9% points from 29.7% fiscal year 2005 to 27.8% in fiscal year 2006 primarily due to lower average unit prices on older products, not offset by average unit prices on the newer products. Again, the Company’s gross margin percentage can be inherently volatile from quarter to quarter due to the portion of total revenue attributable to media royalty, the mix between royalty and branded media revenue, the mix between low-end and high-end automation products, and the mix between sales through our OEM relationships versus our branded enterprise sales force.

Prior to the Certance acquisition, Quantum had outsourced the manufacturing of its products to global contract manufacturers.  With the acquisition of Certance, the Company inherited vertically-integrated manufacturing capabilities for tape drives and heads, located principally in Penang, Malaysia.  In an effort to reduce costs and increase quality, manufacturing will be moved from several of our contract manufacturers to our in-house facility in Penang, Malaysia.  In fiscal year 2006, we continued to reduce our on-going cost structure by reducing and consolidating our global workforce, consolidating our global property portfolio and taking other discretionary expense reduction measures.  These actions led to an operating expense level of approximately $253 million (30.3% of revenues) in fiscal year 2006, versus roughly $245 million (30.9% of revenue) in the prior fiscal year. Our fiscal year 2006 results included $18.6 million of restructuring charges, of which $9.0 million related to the closing of the repair site in Dundalk, Ireland and the outsourcing of repair operations in the European region.

During fiscal year 2006, our operating activities generated positive cash flows of approximately $3 million. Our focus on cash management remains a top priority and we plan to continue to improve our cash conversion cycle.  The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and services.  As of March 31, 2006, we had a total cash, cash equivalents and marketable debt securities of approximately $223 million, down from the prior fiscal year ending balance of $250 million, primarily reflecting the $20 million payment for the StorageTek legal settlement and cross license agreement along with business related capital expenditures, offset by the cash generated from operations noted above.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the following accounting policies require our most difficult, subjective and complex judgments because of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties that affect the application of those policies in particular could result in materially different amounts being reported under different conditions or using different assumptions.

Revenue Recognition

Revenue from sales of products to distributors, VARs, OEMs and end-users is recognized: when passage of title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured.  In the period when the revenue is recognized for either OEMs or distributors, allowances are provided for estimated future price adjustments, such as volume rebates, price protection, and future product returns. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers.

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

Quantum licenses certain intellectual property to third party manufacturers under arrangements that are represented by master contracts, allowing these third party manufacturers to manufacture and sell certain of our products.  As consideration for licensing the intellectual property, the licensees pay us a per-unit royalty for sales of their products that incorporate the licensed technology.  On a periodic basis, the licensees provide us with unit reports that include the quantity of units sold to end users subject to royalties.  We recognize revenue based on the unit reports, which are provided to us in a timely fashion.  The unit report substantiates that the delivery has occurred. Royalty revenue is measured by multiplying the units sold as reflected in the unit reports by the royalty per unit in accordance with the royalty agreements.  Royalty payments are made on a per unit basis at a stipulated per unit amount.

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

Stock-Based Compensation

We adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation as amended by SFAS No. 148   Accounting for Stock-Based Compensation —Transition and Disclosure and provide pro forma disclosure using the Black-Scholes option pricing model to value our employee stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, and is not remeasured as a result of subsequent stock price fluctuations. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates.

Warranty expense and liability

We generally warrant our products against defects for 6 to 48 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services from our facilities in Dundalk, Ireland and Penang, Malaysia, to support warranty and service obligations for tape drives, automation systems and other storage products. During fiscal year 2006, we started transitioning out of Dundalk, Ireland to Jabil Hungary. We also provide tape library warranty service from our facility in Costa Mesa, California.  Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives and in Hungary for EMEA tape drives. In addition, we employ various other third party service providers throughout the world that perform tape drive, tape library and automation services for us.

We estimate future failure rates based upon both historical product failure data and anticipated future failure rates. Similarly, we estimate future costs of repair based upon both historical data and anticipated future costs.  The Company uses a model and exercises considerable judgment in determining the underlying estimates.  While our judgment requires an element of subjectivity for all of our products (for example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate), our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of the lack of past experience with those products upon which to base our estimates.   We recently introduced a number of new products, of which we are in the early stages of volume shipment and we are experiencing improved quality on our existing products which both influence failure rates.  When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly.  As our new products mature and we continue to experience improved quality on our existing products, we are able to improve our estimates with respect to these products.  Therefore, it is reasonably likely that we will have to update our assumptions for failure rates (and, therefore, warranty expense liability) in the future, particularly given that we recently introduced a number of new products of which we are in the early stages of volume shipment.

Similarly, we are in the process of consolidating and outsourcing manufacturing repair sites, which affect the future costs of repair.  Our expected costs associated with this outsourcing initiative consist of outsourcing product repairs to third parties, with whom we negotiate on-going outsourcing arrangements, as well as transition costs from-in-house repair to outsourcing.   If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.   For example, as disclosed in Note 9 “Accrued Warranty and Indemnifications” to the Consolidated Financial Statements, we recorded adjustments to warranties issued in the prior fiscal year as additional information impacting the calculation of warranty provision subsequently became available.

Inventory Valuation

Our inventory is stated at the lower of cost or market, with cost computed on a first-in, first-out basis (“FIFO”). Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired balances. Factors influencing these adjustments include decline in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Service Inventories

We value our service inventories at the lower of cost or market. Service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Cost is determined by the FIFO method and includes direct material, direct labor, overhead and other direct costs. Market value for components is replacement cost or the cost of acquiring similar products from our vendors. For finished goods, market value is the estimated selling price less costs to sell and dispose of the inventories. While cost is readily determinable, the estimates of market involve significant estimates and judgments about the future.

We carry service inventories because we generally provide product warranty for 6 to 48 months and earn revenue by providing enhanced warranty and repair service outside this warranty period. We initially record our service inventories at cost and evaluate the difference, if any, between cost and market at the end of each quarter. The determination of the market value of service inventories is dependent on estimates, including the estimated amount of component parts expected to be consumed in the future warranty and out of warranty service, the estimated number of units required to meet future customer needs, the estimated selling prices of the finished units, and the estimated useful lives of finished units.

We record write-downs for the amount that the cost of service inventories exceeds our estimated market value. No adjustment is required when market value exceeds cost.

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. As of March 31, 2006, the net amount of $97 million of goodwill and intangible assets represented 15% of total assets.

As a result of adopting SFAS No. 142 Goodwill and Other Intangible Assets on April 1, 2002, we discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS No. 142 and is reviewed annually thereafter, or more frequently when indicators of impairment are present.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives, which generally range from two years to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

In the fourth quarter of fiscal year 2003, we became subject to SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. In the second quarter of fiscal year 2005, severance charges became subject to SFAS No. 112 Employers’ Accounting for Postemployment Benefits since we currently have a benefit plan with defined termination benefits based on years of service.

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

Quantum believes that, based on current applicable tax laws, it has provided adequate amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S., state, and foreign jurisdictions.  These estimated liabilities are recorded on a quarterly basis and estimates are revised based upon new information that was not available at the time of prior estimates.  Our estimates have in the past been subject to change and we expect that some of our estimates will be subject to change in the future.  While our estimated liabilities are recorded based upon existing tax laws, events may occur in the future that indicate payments of these amounts will be less than estimated, in which event, reversals of these liabilities would create tax benefits that we would recognize in the periods when we determine that the liabilities have been reduced.  Conversely, events may occur in the future that indicate that payments of these amounts will be greater than estimated, in which event we would record tax charges and additional liabilities.  For example, we may in the future, decide to negotiate with tax authorities regarding our tax liability in a particular jurisdiction, which could result in a different outcome than our expected liability.  In addition, the regulatory audit statute of limitations for a particular jurisdiction may expire without Quantum becoming subject to an audit by that jurisdiction or an audit may occur but result in a smaller tax liability than we had estimated, and we would no longer be required to incur any or all of the liability for that audit, as the case may be. For example, in the third quarter of fiscal year 2005, we reversed $15.6 million of contingent tax accruals related to a more favorable than expected outcome of the IRS audit of the fiscal years ending March 31, 1997, 1998, and 1999.

RESULTS OF OPERATIONS FOR FISCAL YEARS 2006, 2005 AND 2004

RESULTS OF CONTINUING OPERATIONS

Revenue

(In thousands)	For the year ended March 31,						Increase / (decrease)

	2006		2005		2004		2006 vs 2005		2005 vs 2004

		% of revenue		% of revenue		% of revenue		%		%
Tape drives	$336,419	40.3%	$296,039	37.3%	$326,528	40.4%	$40,380	13.6%	$(30,489)	-9.3%
Tape media	102,351	12.3%	73,436	9.2%	75,097	9.3%	28,915	39.4%	(1,661)	-2.2%
Tape media royalty	128,681	15.4%	123,974	15.6%	131,125	16.2%	4,707	3.8%	(7,151)	-5.5%

Tape Drive Segment	567,451	68.0%	493,449	62.1%	532,750	65.9%	74,002	15.0%	(39,301)	-7.4%

Storage Systems Segment	266,836	32.0%	300,719	37.9%	275,634	34.1%	(33,883)	-11.3%	25,085	9.1%

	$834,287	100.0%	$794,168	100.0%	$808,384	100.0%	$40,119	5.1%	$(14,216)	-1.8%

Tape Drive Segment Revenue

Tape Drive Segment revenue increased in fiscal year 2006 compared to fiscal year 2005 due to increased sales of tape drives and media and royalty revenue related to the Certance acquisition in the fourth quarter of fiscal year 2005.

The increase in tape drives revenue in fiscal year 2006 compared to fiscal year 2005 is primarily driven by sales of tape drives acquired through the Certance acquisition, partially offset by decreases in unit shipments across most product lines.   Unit sales of the newer replacement products did not offset the decline in unit sales of older products, such as the VS80 and SDLT 320.

The increase in tape media revenue in fiscal year 2006 compared to fiscal year 2005 primarily reflected an overall increase of sales of tape media related to the Certance acquisition.

The increase in tape media royalties in fiscal year 2006 compared to fiscal year 2005 was substantially driven by a significant increase in the media royalty revenue associated with the Certance acquisition, partially offset by lower media units sales sold through our licensees.

Tape Drive Segment revenue decreased in fiscal year 2005 compared to fiscal year 2004 due to a decrease in tape drives revenue, and to a lesser extent, tape media royalty revenue and media revenue, partially offset by an increase in tape drives revenue and tape royalty revenue as a result of the acquisition of Certance in the fourth quarter of fiscal year 2005.

The decrease in tape drives revenue in fiscal year 2005 compared to fiscal year 2004 primarily reflected lower average unit prices and lower unit shipments of older tape drives reaching end of life status, partially offset by increased unit shipments of latest generation VS160 and the Super DLTTM600 tape drives and additional sales associated with the Certance acquisition.  This decline in tape drives revenue reflected intense competition, less demand from our key OEM customers, and that the customer qualifications and the corresponding product sales ramp for the latest generation tape drives have taken longer than we had anticipated.

The decrease in tape media revenue in fiscal year 2005 compared to fiscal year 2004 primarily reflects a decrease in unit sales due to a decrease in the installed base of tape drives.

The decline in tape media royalties in fiscal year 2005 compared to fiscal year 2004 reflects lower tape media unit sales by our media licensees, partially offset by an increase in media royalty revenue as a result of the acquisition of Certance in the fourth quarter of fiscal year 2005.  The decrease in tape media unit sales was caused by a corresponding decline in tape drive unit sales in recent years since our tape drives consume and create demand for media. This has resulted in declining royalties because the royalties are based on a combination of our licensees’ media revenue and unit sales.

Storage Systems Segment Revenue

The decrease in Storage Systems revenue in fiscal year 2006 compared to fiscal year 2005 was primarily due to decreases in average unit prices and unit sales across most product lines, particularly in the OEM channel.  There was a significant decline in revenue from some of our larger OEM customers for some of our older products.  This decrease was partially offset by unit sales of the SuperLoader 3 and PX500 series, our newest storage systems products that started shipping during the second quarter of fiscal year 2006.  Sales of newer products have not gained enough traction to completely offset the decline in the sales of older products.

The increase in Storage Systems revenue in fiscal year 2005 compared to fiscal year 2004 primarily reflected an increase in unit sales of our autoloader product including ValueLoaders; enterprise class tape library including primarily PX720; and corresponding service.  Shipments of PX720 began in the last half of fiscal year 2004 and continued to increase.

Customers

The following table shows sales to top customers and sales by channel as percent of total revenue:

	For the year ended March 31,

	2006	2005	2004

Top five customers*	49%	52%	51%
Hewlett-Packard*	18%	22%	26%
Dell*	18%	17%	14%

Sales by channel
OEMs	41%	47%	50%
Third-party distributors	26%	18%	17%
Media royalty revenue, service revenue, sales to value-added resellers, and sales to other direct customers	33%	35%	33%

	100%	100%	100%

* These sales concentrations do not include revenues from sales of media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue.

Gross Margin

(In thousands)	For the year ended March 31,			Increase / (decrease)

	2006	2005	2004	2006 vs 2005	2005 vs 2004

Tape Drive Segment gross margin	$183,950	$162,545	$188,103	$21,405	$(25,558)
Storage Systems Segment gross margin	47,978	72,934	63,556	(24,956)	9,378

Quantum gross margin	$231,928	$235,479	$251,659	$(3,551)	$(16,180)

Tape Drive Segment gross margin rate	32.4%	32.9%	35.3%	-0.5%	-2.4%
Storage Systems Segment gross margin rate	18.0%	24.3%	23.1%	-6.3%	1.2%
Quantum gross margin rate	27.8%	29.7%	31.1%	-1.9%	-1.4%

Tape Drive Segment Gross Margin

The increase in gross margin dollars in fiscal year 2006 compared to fiscal year 2005 reflected an increase in tape drive sales as a result of the Certance acquisition, partially offset by lower average unit prices for most other products.  Average unit prices and sales have continued to decrease for our older products, including the VS80 and SDLT 320, while sales of the newer, higher margin products have not gained enough traction to completely offset the decline in sales of these older products.  This occurrence, as well as a revenue contribution mix from media royalties to branded tape media due to more media product offerings, contributed to the decrease in the gross margin rate in fiscal year 2006 as compared to the previous fiscal year.  The decrease in gross margin dollars in fiscal year 2005 compared to fiscal year 2004 reflected the impact of a decline in royalty revenue of $7.2 million, a decline in tape drive unit shipments, and increased cost of repair due to volatility in repair drive volume.

Storage Systems Segment Gross Margin

The decrease in gross margin dollars in fiscal year 2006 compared to fiscal year 2005 reflected a decrease in the average unit prices for several of our products, partially offset by sales of newer, higher margin products.   In particular, average unit prices of our highest volume, but older products, such as the ValueLoader and SuperLoader continued to experience price erosion, causing a deterioration of our gross margins and gross margin rates for those products.

The increase in gross margin in fiscal year 2005 compared to fiscal year 2004 reflected higher revenue, reflecting an increase in unit sales of our autoloader product, enterprise class tape library and corresponding service.  The gross margin increase also reflected an increase in branded sales which tend to have higher gross margins than OEM sales.

Revenue and Gross Margin Rate Outlook

We operate in challenging and competitive markets.  First, our products sell in a mature market with a restrictive distribution channel dominated by a few OEMs.  Sales to one of our biggest customers have declined in recent quarters as that customer manufactures its own competing tape drive and media products.  Additionally, over the past several years, our DLT and Super DLT tape products have lost market share to LTO based products although some of this revenue loss was mitigated with the acquisition of Certance, which manufactures LTO based products.  Second, in fiscal year 2006, revenues were derived mostly from our older products that continued to experience pricing and unit sales declines and we were unable to fully offset this decrease from sales of our new products.  In addition, we experienced product transition issues that further impacted revenues and gross margin rates, including customers delaying purchasing decisions in anticipation of new products, early new product manufacturing challenges and excess and obsolete inventory exposure.   Finally, there is uncertainty in IT spending, and particularly in the tape drive and automation segments of the storage market.  Given other competing technologies, it is unclear whether the tape drive and automation market segments will remain steady or decline. The associated gross margin rates were primarily affected by the pricing erosion of older products that declined faster than our costs.

Looking to fiscal year 2007, we have introduced new products into the market that we hope will improve both market share and average unit pricing. We will continue to make concerted efforts to increase our branded business, which generally provides higher gross margin rates than OEM sales.  Additionally, we continue to derive significant revenue and relatively high gross margins from our media business, which was further strengthened by the Certance acquisition.  Efforts to improve gross margins are focused on lowering product cost structures through the consolidation of the manufacturing into Penang, Malaysia and consolidation of suppliers so that we have fewer, more beneficial relationships with greater volume and scale that will enable us to lower costs.  Through improved product quality and cost management, our efforts are also focused on reducing warranty and repair costs on all of our products.

On May 2, 2006, we entered into an agreement to acquire ADIC, which if consummated, we believe will provide revenue growth and product and customer diversity as well as a stronger platform for back-up, recovery and archive solutions.  This will enable us to expand beyond tape with solutions that include software and services, and will provide greater market access for our existing products.  We also anticipate that the acquisition would provide greater gross margin improvements through manufacturing synergies and a revenue mix change due to a shift to more end user customer sales and higher sales of branded products.

We will continue to work toward capitalizing on our initiatives.  However, there are numerous risks to the successful execution of our business plans.  For a discussion of some of the risks and uncertainties that impact our business, see “Risk Factors.”

Operating Expenses

(In thousands)	For the year ended March 31,						Increase / (decrease)

	2006	% of Segment Revenue	2005	% of Segment Revenue	2004	% of Segment Revenue	2006 vs 2005	2005 vs 2004

Tape Drive Segment	$140,157	24.7%	$127,955	25.9%	$142,152	26.7%	$12,202	$(14,197)
Storage Systems Segment	94,617	35.5%	105,538	35.1%	113,987	41.4%	(10,921)	(8,449)

Subtotal	234,774	28.1%	233,493	29.4%	256,139	31.7%	1,281	(22,646)

Restructuring charges	18,118		11,521		15,212		6,597	(3,691)

Total	$252,892		$245,014		$271,351		$7,878	$(26,337)

Research and Development Expenses

(In thousands)	For the year ended March 31,						Increase / (decrease)

	2006	% of Segment Revenue	2005	% of Segment Revenue	2004	% of Segment Revenue	2006 vs 2005	2005 vs 2004

Tape Drive Segment	$74,681	13.2%	$62,209	12.6%	$69,228	13.0%	$12,472	$(7,019)
Storage Systems Segment	32,726	12.3%	34,471	11.5%	34,243	12.4%	(1,745)	228

Total	$107,407	12.9%	$96,680	12.2%	$103,471	12.8%	$10,727	$(6,791)

Tape Drive Segment Research and Development Expenses

The increase in research and development expenses in fiscal year 2006 compared to fiscal year 2005 primarily reflected additional headcount and expenses associated with our Certance acquisition, partially offset by cost reduction actions, including reduced headcount as the Company integrated Certance and, to a lesser extent, completed new product launches.  The decrease in research and development expenses in fiscal year 2005 compared to fiscal year 2004 primarily reflected reduced headcount expenses as a result of cost reduction actions.

Storage Systems Segment Research and Development Expenses

Research and development expenses in fiscal year 2006 decreased slightly compared to fiscal year 2005 due to the impact of cost reduction actions, including reduced headcount, partially offset by an increase in material and labor investment in support of new product launches that occurred within fiscal year 2006.   Research and development expenses in fiscal year 2005 stayed relatively flat compared to fiscal year 2004.

Sales and Marketing Expenses

(In thousands)	For the year ended March 31,						Increase / (decrease)

	2006	% of Segment Revenue	2005	% of Segment Revenue	2004	% of Segment Revenue	2006 vs 2005	2005 vs 2004

Tape Drive Segment	$36,471	6.4%	$31,796	6.4%	$37,916	7.1%	$4,675	$(6,120)
Storage Systems Segment	48,917	18.3%	55,233	18.4%	59,928	21.7%	(6,316)	(4,695)

Total	$85,388	10.2%	$87,029	11.0%	$97,844	12.1%	$(1,641)	$(10,815)

Tape Drive Segment Sales and Marketing Expenses

The increase in sales and marketing expenses in fiscal year 2006 compared to fiscal year 2005 primarily reflected increased headcount from the Certance acquisition and increased spending on marketing and consulting programs.  The decrease in sales and marketing expenses in fiscal year 2005 compared to fiscal year 2004 primarily reflected reduced marketing expenses and reduced headcount as a result of cost reduction actions.

Storage Systems Segment Sales and Marketing Expenses

The decrease in sales and marketing expenses in the fiscal year 2006 compared to fiscal year 2005 reflected a reduction of demo units and the impact of cost reduction actions, including reduced headcount.    The decrease in sales and marketing expenses in the fiscal year 2005 compared to fiscal year 2004 reflected decreased spending on marketing programs, reduced headcount, and product advertising.

General and Administrative Expenses

(In thousands)	For the year ended March 31,						Increase / (decrease)

	2006	% of Segment Revenue	2005	% of Segment Revenue	2004	% of Segment Revenue	2006 vs 2005	2005 vs 2004

Tape Drive Segment	$29,005	5.1%	$33,950	6.9%	$35,008	6.6%	$(4,945)	$(1,058)
Storage Systems Segment	12,974	4.9%	15,834	5.3%	19,816	7.2%	(2,860)	(3,982)

Total	$41,979	5.0%	$49,784	6.3%	$54,824	6.8%	$(7,805)	$(5,040)

Tape Drive Segment General and Administrative Expenses

The decrease in general and administrative expenses in fiscal year 2006 compared to fiscal year 2005 reflected decreased spending for Sarbanes-Oxley related consulting expenses, general cost reduction actions, and lower legal costs partially offset by increased headcount from the Certance acquisition.  The decrease in general and administrative expenses in fiscal year 2005 compared to fiscal year 2004 partially reflected the impact of cost reduction actions which included reduced headcount and a release of an expired liability, largely offset by increased legal expenses and the cost of implementing Sarbanes-Oxley Act requirements.

Storage Systems Segment General and Administrative Expenses

The decrease in general and administrative expenses in fiscal year 2006 compared to fiscal year 2005 resulted from decreased spending for Sarbanes-Oxley related consulting expenses, the impact of cost reduction actions, including reduced headcount, and a general decline in discretionary spending.  The decrease in general and administrative expenses in fiscal year 2005 compared to fiscal year 2004 resulted from the impact of cost reduction actions which included reduced headcount, partially offset by the cost of implementing Sarbanes-Oxley Act requirements.

Restructuring Charges

The steps we have taken to return to profitability following our decline in revenue, the sale of the HDD business, and various acquisition activities have resulted in numerous restructuring charges.  We recognized restructuring charges of approximately $18.6 million during fiscal year 2006 related to severance and benefits and facility costs for the outsourcing of certain manufacturing and service functions and consolidation of other functions within the company. We have classified $0.5 million of the charges associated with the Dundalk, Ireland site closure as a component of cost of revenue during fiscal year 2006. Substantial steps have been completed as of March 31, 2006, and the associated costs have been recorded.  Additional charges may be incurred in the future related to these restructurings, particularly if the actual costs associated with vacant facilities and other restructured activities are higher than estimated.  Until we achieve sustained profitability, we may incur additional charges in the future related to additional cost reduction steps; future costs that we may incur associated with future cost reduction activities are not estimable at this time.

The following tables show the restructuring charges for fiscal years 2006, 2005, and 2004:

(In thousands)	For the year ended March 31,

By expense type	2006	2005	2004

Severance and benefits	$15,259	$9,465	$8,967
Facilities	2,859	1,996	4,979
Fixed assets and other	512	60	1,266

Total	$18,630	$11,521	$15,212

By cost reduction actions
Outsource certain manufacturing and service functions	$9,027	$2,540	$6,800
Consolidate the operations supporting our two business segments	9,603	8,970	5,300
Other general expense reduction	-	11	3,112

Total	$18,630	$11,521	$15,212

The following tables show the activity and the estimated timing of future payouts for cost reduction plans:

(In thousands)	Severance and benefits	Facilities	Fixed assets	Other	Total

Balance as of March 31, 2003	$870	$4,625	$-	$760	$6,255
Tape Drive Provision	4,490	4,811	275	-	9,576
Storage Systems Provision	4,816	353	991	-	6,160
Cash payments	(6,431)	(2,909)	-	(760)	(10,100)
Non-cash charges	(789)	(2,048)	(1,266)	-	(4,103)
Restructuring charge reversal	(339)	(185)	-	-	(524)

Balance as of March 31, 2004	2,617	4,647	-	-	7,264
Tape Drive Provision	7,604	-	-	-	7,604
Storage Systems Provision	4,112	2,441	-	60	6,613
Cash payments	(8,216)	(2,879)	-	(60)	(11,155)
Non-cash charges and other	(210)	284	-	-	74
Restructuring charge reversal	(2,251)	(445)	-	-	(2,696)

Balance as of March 31, 2005	3,656	4,048	-	-	7,704
Tape Drive Provision	10,265	2,101	-	512	12,878
Storage Systems Provision	5,439	912	-	-	6,351
Cash payments	(8,736)	(3,895)	-	-	(12,631)
Non-cash charges and other	(151)	(21)	-	(512)	(684)
Restructuring charge reversal	(427)	(172)	-	-	(599)

Balance as of March 31, 2006	$10,046	$2,973	$-	$-	$13,019

Estimated timing of future payouts:
Fiscal Year 2007	$9,259	$1,881	$-	$-	$11,140
Fiscal Year 2008 to 2013	787	1,092	-	-	$1,879

	$10,046	$2,973	$-	$-	$13,019

In fiscal year 2007, we expect to realize approximately $33.1 million of annualized cost savings from various restructuring programs that occurred in fiscal year 2006.  Of this $33.1 million, approximately $11.6 million of the savings is expected to reflect reduced cost of revenue and the remaining savings reflect reduced operating expenses.  The anticipated savings result primarily from employee headcount reductions and reduced facility costs. However, many factors, including reduced sales volume and price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

For more information regarding Restructuring Charges, refer to Note 6 “Restructuring Charges” to the Consolidated Financial Statements.

Goodwill and Amortization of Intangible Assets

The increase in the amortization expense associated with intangible assets in fiscal year 2006 compared to fiscal year 2005 reflects increased amortization expense as a result of the acquisition of Certance.  The increase in fiscal year 2005 compared to fiscal year 2004 reflects increased amortization expense as a result of the acquisition of Certance, partially offset by the decreased amortization expense for certain intangibles associated with the acquisition of ATL that have been fully amortized in fiscal year 2004.

The following table details intangibles asset amortization expense by classification within our Statements of Operations:

(In thousands)	For the year ended March 31,			Increase (Decrease)

	2006	2005	2004	2006 vs 2005	2005 vs 2004

Cost of revenue	$16,222	$13,131	$11,900	$3,091	$1,231
Research and development	581	1,446	1,702	(865)	(256)
Sales and marketing	4,290	3,773	4,377	517	(604)
General and administrative	585	528	500	57	28

	$21,678	$18,878	$18,479	$2,800	$399

We assessed the recoverability of our long-lived assets, including intangible assets with finite lives, in accordance with SFAS No. 144 by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, would be based on the excess of the carrying amount over the fair value of those assets. As of March 31, 2006, no such impairment was identified with respect to our acquired intangible assets.

Refer to Note 5 “Goodwill and Intangible Assets” to the Consolidated Financial Statements for further information on the effect on goodwill and intangible assets of adopting and applying SFAS No. 142.

Interest Income and Other and Interest Expense

(In thousands)	For the year ended March 31,			Increase (Decrease)

	2006	2005	2004	2006 vs 2005	2005 vs 2004

Interest income and other, net	$11,376	$8,612	$8,917	$2,764	$(305)
Loss on settlement	(20,517)	-	-	20,517	-
Interest expense	(9,976)	(11,212)	(17,617)	(1,236)	(6,405)

	$(19,117)	$(2,600)	$(8,700)	$16,517	$(6,100)

Loss on debt extinguishment	$-	$-	$(2,565)	$-	$2,565

Interest income and other, net increased in fiscal year 2006 compared to fiscal year 2005 mainly due to $1.3 million in payments received from a funded benefit trust, a $0.7 million refund received for payroll withholdings and an $0.8 million increase in interest income earned from higher yielding investments.  Interest income and other, net stayed relatively flat in fiscal year 2005 compared to fiscal year 2004.

The increase in loss on settlement was due to an $18.6 million charge from the StorageTek legal settlement and cross license agreement settled in fiscal year 2006 and a $1.9 million charge related to another pending settlement.

The decrease in interest expense in fiscal year 2006 compared to fiscal year 2005 was mainly due to fewer letters of credit outstanding.  The decrease in interest expense in fiscal year 2005 compared to fiscal year 2004 was mainly due to the redemption of the 7% Notes and issuance of $160.0 million of convertible notes at a lower rate of 4.375% in the second quarter of fiscal year 2004.

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

The tax expense recorded for the fiscal year ending March 31, 2006 was $1.4 million compared to the tax benefit of $8.6 million recorded for the fiscal year ending March 31, 2005 and a tax expense of $32.8 million for the fiscal year ending March 31, 2004.  The tax provisions for all fiscal years reflects foreign income taxes and state taxes.  Additionally, during fiscal year 2005, Quantum recorded a tax benefit of $15.6 million offset by a tax expense of $3.5 million related to two discrete items.  The $15.6 million tax benefit related to a reduction in the contingent tax accrual resulting from a favorable resolution of the Internal Revenue Service’s audit of our fiscal years ending March 31, 1997, 1998, and 1999.  The $3.5 million tax expense relates to the U.S. tax associated with our decision to pay a dividend from foreign subsidiaries as provided for under the Homeland Reinvestment Act.   The decision to repatriate foreign earnings was primarily based upon the significant U.S. cash requirements of the Certance acquisition.  The tax expense for fiscal year 2004 reflects foreign withholding taxes on royalty income and a $21.3 million charge that was recorded to provide a valuation allowance against Quantum’s net deferred tax assets.  Income tax substantially decreased beginning July 1, 2004 due to the elimination of withholding taxes on royalty income based upon the Japan-US Treaty.

The Company entered into a Settlement Agreement with Maxtor on December 23, 2004, and included a Mutual General Release and Global Settlement Agreement with Maxtor Corporation, the corporation to which Quantum sold its former hard disk drive business on April 2, 2001.  Under the Settlement Agreement, Quantum and Maxtor:

(a)

Settled, released and discharged each other from liability with respect to certain outstanding claims that the parties had against each other, and which the parties may have against each other in the future, arising out of or related to the disposition of the hard disk drive business to Maxtor, including claims related to the Tax Sharing and Indemnity Agreement,

(b)

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

·

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

·

Section 3(a) of the Tax Sharing Agreement provided for Maxtor’s indemnity of Quantum for various taxes attributable to periods prior to April 2, 2001.  Under the Tax Sharing Agreement, this indemnity obligation was limited to the sum of $142,000,000 plus 50% of the excess over $142,000,000.  Under the Settlement Agreement, Maxtor’s remaining tax indemnity liability under section 3(a) for all tax claims is limited to $8,760,000 as of the date of the Agreement.  As of March 31, 2006 $7.3 million remains as the indemnity liability.  This amount is based upon Quantum’s belief that this is the maximum amount of potential remaining tax liabilities which could be due to various taxing authorities throughout the world.  Maxtor has recently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

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

Quantum believes that, based on current applicable tax laws, it has provided adequate amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S., state, and foreign jurisdictions.  These estimated liabilities are recorded on a quarterly basis and estimates are revised based upon new information that was not available at the time of prior estimates.  Our estimates have in the past been subject to change and we expect that some of our estimates will be subject to change in the future.  While our estimated liabilities are recorded based upon existing tax laws, events may occur in the future that indicate payments of these amounts will be less than estimated, in which event reversals of these liabilities would create tax benefits that we would recognize in the periods when we determine that the liabilities have been reduced.  Conversely, events may occur in the future that indicate that payments of these amounts will be greater than estimated, in which event we would record tax charges and additional liabilities.  For example, we may in the future decide to negotiate with tax authorities regarding our tax liability in a particular jurisdiction, which could result in a different outcome than our expected liability.  In addition, the regulatory audit statute of limitations for a particular jurisdiction may expire without Quantum becoming subject to an audit by that jurisdiction or an audit may occur but result in a smaller tax liability than we had estimated, and we would no longer be required to incur any or all of the liability for that audit, as the case may be.  For example, in the third quarter of fiscal year 2005, we reversed $15.6 million of contingent tax accruals related to a more favorable than expected outcome of the IRS audit of the fiscal years ending March 31, 1997, 1998, and 1999.

Related-Party Transactions

Quantum holds loans receivable from employees and officers of $0.1 million and $1.1 million as of March 31, 2006 and March 31, 2005, respectively. The loans are classified in other current assets or other long-term assets, depending on repayment terms, and bear interest at rates ranging from 6% to 8% per annum.

The loans have provisions for forgiveness based on continued employment and are generally forgiven on a straight-line basis over two years. The loan forgiveness is being recorded as compensation expense over the forgiveness period. In fiscal years 2006, 2005 and 2004, $0.2 million, $0.8 million and $0.5 million, respectively, were recorded as compensation expense for loans forgiven.

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

The following table summarizes the results of the NAS business for the year ended March 31, 2004:

(In thousands)

Gross Profit	$1,064
Operating Expenses	$(629)
Income from discontinued operations	$1,693
Income before income taxes	$1,693
Net income from discontinued operations	$1,693

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

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,

(In thousands)	2006	2005	2004

Cash and cash equivalents	$123,298	$225,136	$214,607
Short-term investments	$99,975	$25,000	$50,800
Days sales outstanding (DSO)	52.7	53.2	53.0
Inventory turns	7.7	9.7	11.5

Net cash provided by (used in) operating activities of continuing operations	$3,419	$26,260	$(2,063)
Net cash provided by (used in) investing activities of continuing operations	$(115,038)	$(19,548)	$23,936
Net cash provided by (used in) financing activities of continuing operations	$9,781	$3,817	$(29,000)

Fiscal Year 2006

Cash provided by operating activities during the year ended March 31, 2006 of $3.4 million reflected changes in working capital that provided more cash than was used by the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, and compensation related to stock incentive plans.

The cash that was provided by working capital during the year ended March 31, 2006, was primarily due to a decrease in accounts receivable primarily due to lower revenues in the fourth quarter of the fiscal year and improved DSOs, a decrease in other assets and liabilities primarily due to a receipt of various tax refunds, and an increase in accrued restructuring charges.  These changes were partially offset by other working capital usages primarily due to a decrease in accounts payable and a decrease in warranty reserves due to a lower installed based and improved product quality. The cash that was used by the loss from operations, adjusted for non-cash items, included $20 million used to pay for the StorageTek legal settlement and cross license.

Cash used in investing activities during the year ended March 31, 2006 of $115.0 million was primarily due to net purchases of short-term investments, purchases of property and equipment, and approximately $20 million in payments made in relation to the Certance acquisition.

Cash provided by the financing activities of operations during the year ended March 31, 2006 of $9.8 million related to net proceeds from the exercise of employee stock options and activity related to the employee stock purchase plan, partially offset by payments of short-term debt.

Fiscal Year 2005

Cash provided by operating activities during the year ended March 31, 2005 of $26.3 million reflected cash provided from the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, and compensation related to stock incentive plans, partially offset by cash used for working capital changes.

The cash that was provided by the loss from operations, adjusted for non-cash items, was $40.4 million.  This was partially offset by working capital cash usage due to a decrease in income taxes payable due to a release of IRS related deferred taxes, a decrease in warranty reserves due to a decrease in the installed base, a decrease in other liabilities and accounts payable reflecting the impact of lower levels of operating expenses, partially offset by a decrease in accounts receivable.

Cash used in investing activities during the year ended March 31, 2005 of $19.6 million was primarily due to the payments made in relation to the Certance acquisition and purchases of property and equipment, partially offset by net sales of short-term investments, proceeds from sale of a Malaysian facility, and proceeds from sale of an equity investment.

Cash provided by the financing activities of operations in year ended March 31, 2005 of $3.8 million related to proceeds from the exercise of employee stock options and activity related to the employee stock purchase plan, partially offset by principal payments on short-term debt.

Fiscal Year 2004

Cash used in operating activities during the year ended March 31, 2004 of $2.1 million reflected changes in working capital that used slightly more cash than was provided by the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, and compensation related to stock incentive plans.  The use of cash in working capital that resulted from our paying down of accounts payable and other liabilities was partially offset by cash provided by our reductions in accounts receivable, inventories, and other assets.

Cash used in paying down accounts payable reflected the impact of lower levels of inventory and operating expenses, which in turn result in lower accounts payable associated with these balances. Cash provided by accounts receivable was primarily due to lower revenue levels causing lower replenishment of collected accounts receivable and improved DSOs.

Cash provided by  investing activities during the year ended March 31, 2004 of $23.9 million primarily reflected net sales of short-term investments, partially offset by purchases of property and equipment.

Cash used in financing activities during the year ended March 31, 2004 of $29 million primarily reflected the redemption of our 7% convertible subordinated notes and issuance of our 4.375% convertible subordinated notes.  As a result, during fiscal year 2004 our cash and cash equivalents decreased by $7 million.

Pending Acquisition

On May 2, 2006, Quantum announced that it entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) to acquire Advanced Digital Information Corporation, a Washington corporation (“ADIC”), for approximately $803 million in cash paid to ADIC shareholders plus $8 million in direct costs of the acquisition. Pursuant to the terms of the Merger Agreement, each outstanding share of ADIC common stock will be exchanged for cash equal to $12.25 without interest, with the right to elect, in lieu of cash, 3.461 shares of Quantum common stock. The stock election is subject to pro-ration such that Quantum will issue no more than approximately 10% of the total merger consideration in Quantum stock.  In addition, Quantum will assume all of ADIC’s outstanding employee stock options according to an option ratio defined in the Merger Agreement.  Consummation of the Merger is subject to customary conditions, including approval of the shareholders of ADIC, and expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain foreign antitrust approvals.  On April 27, 2006, Quantum entered into a commitment letter (the “Commitment Letter”) for a $500 million senior credit facility with Keybank National Association (“KeyBank”). Quantum intends to use the proceeds from the Senior Credit Facility (i) to fund a portion of the proposed Merger pursuant to the Merger Agreement, (ii) for working capital, and (iii) for other general corporate purposes.  Certain of the officers and directors of ADIC have entered into a voting agreement with Quantum (the “Voting Agreements”). The Voting Agreements provide that each of the ADIC officers and directors party to such Voting Agreements will vote all shares of capital stock of ADIC over which such person has voting control in favor of the approval of the Merger Agreement and the Merger and against approval of any proposal made in opposition to or in competition with the consummation of the Merger. The Voting Agreement terminates on the earlier of (i) the date of the Merger, (ii) the date that the Merger Agreement has been validly terminated and (iii) May 2, 2007.

Capital Resources and Financial Condition

Although we were unprofitable over the last few fiscal years, we made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue, reducing costs, and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities.  We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, contractual obligations,and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue around or above current levels, to maintain or improve gross margins, and to reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing letters of credit and our credit facility.

Additionally, on May 2, 2006, we entered into an agreement to acquire ADIC, which if consummated, will be funded through combined cash of both Quantum and ADIC and new debt financing.  If this acquisition closes, resulting expenditures from the acquisition will be funded through new financing and anticipated positive cash flow from operations.  The cash flow from operations will be a result of our belief that we will be able to manage our assets efficiently and achieve the financial projections and associated synergies that are anticipated if the deal closes.

Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

Generation of net income and positive cash flow from operating activities in a consistent and sustained manner has historically been an important source of our cash to fund operating needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset both the negative impact of lower revenue and increased competition in our market segments. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive, and industry conditions, as well as various legal and other disputes, may prevent us from achieving these required financial objectives. Any inability to achieve consistent and sustainable net income and cash flow profiles could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of our bank group partners who provide our credit line to do any of the following:

• Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under and/or termination of the credit line; or

•

Approve any other amendments of our credit line facility we might seek to obtain in order to improve our business.

Any lack of renewal, or waiver or amendment, if needed, could result in the credit line becoming unavailable to us and any amounts outstanding becoming immediately due and payable.  In the case of our secured senior credit facility, this would mean the loss of our remaining standby letters of credit totaling $2.5 million.

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

Credit line

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity through March 2006 and adjusted several covenant requirements.  In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition.  The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The amount we can borrow under the revolving credit facility is limited by the amount of accounts receivable and inventory.  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.   In February 2006, we terminated the synthetic lease.  As of March 31, 2006, $2.5 million was committed to standby letters of credit.  Refer to discussion in “Off Balance Sheet Arrangements-Synthetic Lease Commitment” below.

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to earnings ratio as defined in the credit agreement. As of March 31, 2006, there were no borrowings under the revolving credit line.  The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line.  As of March 31, 2006, we were in compliance with all of the covenants.

Off Balance Sheet Arrangements - Synthetic Lease Commitment

Prior to February 2006, Quantum had a five-year synthetic lease agreement with a group of financial institutions (collectively, the “lessor”) for a campus facility in Colorado Springs, Colorado, comprised of three buildings, which would have expired in December 2007. The lease for the three buildings was accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases.

The lease agreement stipulated that upon the end of the lease term:

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

In February 2006, Quantum terminated its existing synthetic lease agreement with the lessor and completed a sale –leaseback transaction for this facility.  Quantum sold the facility for $54.3 million and the total gain on this asset was approximately $3.2 million, of which $42,000 was recorded during the 2006 fiscal year.  The remaining gain has been deferred and will be recognized over the term of our lease with the purchaser.   In connection with this sale, Quantum leased the facility from the purchaser pursuant to three triple net leases with terms of 5, 7 and 15 years.  The leases require Quantum to pay base monthly rent over their terms in the aggregate amount of approximately $50 million, which is included in the Contractual Obligations schedule below.  Quantum expects to receive approximately $3.0 million under noncancelable subleases through fiscal year 2010.

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

Per the purchase agreement for the acquisition of M4 Data in April 2001, we issued $1.5 million debentures under the earn out provisions during the year ended March 31, 2006.  These debentures were also redeemed during the year ended March 31, 2006.  We are not obligated to issue any additional debentures after fiscal year 2006.

As of March 31, 2006, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the year ended March 31, 2006. Our ability to repurchase common stock is restricted under our credit facilities.

The table below summarizes our commitments as of March 31, 2006:

Contractual Obligations	Payments Due by Period (in thousands)
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total

Convertible subordinated debt (1)	$7,000	$14,000	$168,750	$-	$189,750
Purchase obligations	68,691	-	-	-	68,691
Operating leases	13,945	21,976	17,208	39,684	92,813

Total contractual cash obligations	$89,636	$35,976	$185,958	$39,684	$351,254

(1) Includes interest payment through August 1, 2010, the maturity date of the convertible subordinated debt.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents and short-term investments, and interest expense on short-term and long-term borrowings.

Our cash equivalents and short-term investments consist primarily of auction rate securities and money market funds during the fiscal years ended March 31, 2006 and 2005. The main objective of these investments was safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would have resulted in an approximate $1.2 million and $1.6 million annual decrease in interest income in fiscal years 2006 and 2005, respectively.

As of March 31, 2006 and March 31, 2005, our senior credit facilities were comprised of a $145 million revolving line of credit expiring in October 2008.  Borrowings under the revolving credit line bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to Earnings ratio as defined in the credit agreement.  Our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 10 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt” to the Consolidated Financial Statements).  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.

We did not enter into derivative transactions related to our cash equivalents or short-term investments nor for our existing or anticipated liabilities during the fiscal years ended March 31, 2006 and 2005.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results.  During the fiscal years ended March 31, 2006 and 2005, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations because we believed that we had a natural hedge through our worldwide operating structure. We do not anticipate any material effect on our consolidated financial position utilizing our current hedging strategy.

ITEM 8.           Financial Statements and Supplementary Data

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	For the year ended March 31,

	2006	2005	2004

Product revenue	$705,606	$670,194	$677,259
Royalty revenue	128,681	123,974	131,125

Total revenue	834,287	794,168	808,384

Cost of revenue	601,847	558,689	556,725
Restructuring charges related to cost of revenue	512	-	-

Total cost of revenue	602,359	558,689	556,725

Gross margin	231,928	235,479	251,659

Operating expenses:
Research and development	107,407	96,680	103,471
Sales and marketing	85,388	87,029	97,844
General and administrative	41,979	49,784	54,824
Restructuring charges	18,118	11,521	15,212

	252,892	245,014	271,351

Loss from operations	(20,964)	(9,535)	(19,692)
Interest income and other, net	11,376	8,612	8,917
Loss on litigation settlement	(20,517)	-	-
Interest expense	(9,976)	(11,212)	(17,617)
Loss on debt extinguishment	-	-	(2,565)

Loss before income taxes	(40,081)	(12,135)	(30,957)
Income tax provision (benefit)	1,398	(8,639)	32,758

Loss from continuing operations	(41,479)	(3,496)	(63,715)

Income from discontinued operations, net of income taxes	-	-	1,693

Net loss	$(41,479)	$(3,496)	$(62,022)

Loss per share from continuing operations
Basic	$(0.23)	$(0.02)	$(0.36)
Diluted	$(0.23)	$(0.02)	$(0.36)

Income per share from discontinued operations
Basic	$-	$-	$0.01
Diluted	$-	$-	$0.01

Net loss per share
Basic	$(0.23)	$(0.02)	$(0.35)
Diluted	$(0.23)	$(0.02)	$(0.35)

Weighted average common and common equivalent shares
Basic	184,063	181,111	176,037
Diluted	184,063	181,111	176,037

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$123,298	$225,136
Short-term investments	99,975	25,000
Accounts receivable, net of allowance for doubtful accounts
of $7,843 and $8,962 in 2006 and 2005, respectively	114,020	128,627
Inventories	88,963	67,091
Service inventories	57,316	55,216
Deferred income taxes	7,422	11,361
Other current assets	30,869	47,300

Total current assets	521,863	559,731

Long-term assets:
Property and equipment, less accumulated depreciation	38,748	42,716
Purchased technology, less accumulated amortization	41,237	55,075
Other intangible assets, less accumulated amortization	8,572	12,944
Goodwill	47,178	47,178
Other long-term assets	5,746	6,970

Total long-term assets	141,481	164,883

	$663,344	$724,614

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$67,306	$81,447
Accrued warranty	32,422	37,738
Accrued compensation	24,903	28,068
Income taxes payable	8,627	10,001
Accrued restructuring charges	13,019	7,704
Deferred revenue	22,107	20,489
Other accrued liabilities	46,894	57,510

Total current liabilities	215,278	242,957
Long-term liabilities:

Deferred income taxes	6,995	10,974
Convertible subordinated debt	160,000	160,000

Total long-term liabilities	166,995	170,974

Commitments and contingencies

Stockholders' equity:

Preferred stock:
Preferred stock, 20,000,000 shares authorized;	-	-
no shares issued as of March 31, 2006 and March 31, 2005
Common stock:
Common stock, $0.01 par value; 1,000,000,000 shares authorized;
188,840,566 and 183,875,344 shares issued and outstanding as of
March 31, 2006 and 2005, respectively	1,889	1,839
Capital in excess of par value	272,690	260,570
Retained earnings	3,622	45,101
Accumulated other comprehensive income	2,870	3,173

Stockholders' equity	281,071	310,683

	$663,344	$724,614

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended March 31,

	2006	2005	2004

Cash flows from operating activities:
Loss from continuing operations	$(41,479)	$(3,496)	$(63,715)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	20,759	22,195	29,702
Amortization	22,665	20,270	20,479
Deferred income taxes	(40)	2	20,890
Compensation related to stock incentive plans	901	1,423	507
Impairment of manufacturing facility	-	-	2,001
Changes in assets and liabilities:
Accounts receivable	14,607	18,291	16,363
Inventories	(21,872)	1,152	13,392
Service inventories	(2,100)	(2,849)	(2,154)
Accounts payable	(14,141)	(1,520)	(37,154)
Income taxes payable	(1,374)	(9,264)	3,610
Accrued warranty	(5,316)	(5,044)	(11,567)
Accrued compensation	(3,165)	(7,666)	2,566
Accrued restructuring charges	5,315	(779)	2,228
Deferred revenue	1,618	2,958	904
Other assets and liabilities	27,041	(9,413)	(115)

Net cash provided by (used in) operating activities	3,419	26,260	(2,063)

Cash flows from investing activities:
Purchases of short-term investments	(1,748,925)	(2,958,185)	(2,183,510)
Proceeds from sale of short-term investments	1,673,950	2,983,985	2,229,710
Proceeds from sale of facility	-	5,137	-
Proceeds from sale of equity investment	-	5,138	-
Purchases of property and equipment	(20,024)	(19,792)	(22,264)
Payments made in connection with business acquisitions, net of cash acquired	(20,039)	(35,831)	-

Net cash provided by (used in) investing activities	(115,038)	(19,548)	23,936

Cash flows from financing activities:
Receipt of payment on receivable from Maxtor Corporation	-	-	95,833
Settlement of 7% convertible subordinated notes	-	-	(287,500)
Issuance of 4.375% convertible subordinated notes (net of commissions and expense)	-	-	155,069
Principal payments of short-term debt	(1,488)	(2,048)	-
Proceeds from issuance of common stock, net	11,269	5,865	7,598

Net cash provided by (used in) financing activities	9,781	3,817	(29,000)

Net increase (decrease) in cash and cash equivalents	(101,838)	10,529	(7,127)
Cash and cash equivalents at beginning of period	225,136	214,607	221,734

Cash and cash equivalents at end of period	$123,298	$225,136	$214,607

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,732	$10,820	$21,811

Income taxes, net of refunds	$(1,663)	$1,390	$9,426

Notes payable issued in respect of M4 Data (Holdings) Ltd. acquisition	$-	$1,511	$976

Deferred gain on sale-leaseback	$3,140	$-	$-

Common stock issued for achievement of certain earn out provisions of Benchmark Storage Innovations Inc. acquisition	$-	$-	$3,591

Value of common stock tendered in satisfaction of employees' income taxes on vesting of employee stock options	$351	$16	$351

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balances as of March 31, 2003	175,452	$1,755	$241,671	$110,619	$1,117	$355,162
Comprehensive income (loss):
Loss from continuing operations	-	-	-	(63,715)	-	(63,715)
Income from discontinued operations, net	-	-	-	1,693	-	1,693

Net loss						(62,022)
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	1,714	1,714

Comprehensive loss						(60,308)
Shares issued under employee stock purchase plan	2,792	28	5,385	-	-	5,413
Shares issued under employee stock option plans, net	1,015	10	2,256	-	-	2,266
Shares issued in connection with business acquisitions	1,058	11	3,498	-	-	3,509
Stock compensation expense	-	-	507	-	-	507

Balances as of March 31, 2004	180,317	1,804	253,317	48,597	2,831	306,549
Comprehensive loss:
Net loss	-	-	-	(3,496)	-	(3,496)
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	342	342

Comprehensive loss						(3,154)
Shares issued under employee stock purchase plan	2,191	20	4,630	-	-	4,650
Shares issued under employee stock option plans, net	1,367	15	1,180	-	-	1,195
Stock compensation expense	-	-	1,423	-	-	1,423
Tax benefits related to stock option plans	-	-	20	-	-	20

Balances as of March 31, 2005	183,875	1,839	260,570	45,101	3,173	310,683
Comprehensive loss:
Net loss	-	-	-	(41,479)	-	(41,479)
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	(303)	(303)

Comprehensive loss						(41,782)
Shares issued under employee stock purchase plan	2,148	22	5,145	-	-	5,167
Shares issued under employee stock option plans, net	2,818	28	6,074	-	-	6,102
Stock compensation expense	-	-	901	-	-	901

Balances as of March 31, 2006	188,841	$1,889	$272,690	$3,622	$2,870	$281,071

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:           Description of Business

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, a global leader in storage, delivers highly reliable backup, recovery and archive solutions that meet demanding requirements for data integrity and availability with superior price/performance and comprehensive service and support. We offer customers of all sizes a wide range of solutions, from leading tape drive and media technologies, autoloaders and libraries to disk-based backup systems. We are the world's largest volume supplier of both tape drives and tape automation and have pioneered the development of disk-based systems optimized for backup and recovery.

We have two data storage business segments: the Tape Drive business and the Storage Systems business. Our Tape Drive business consists of tape drive and tape media cartridge products and service. Our Storage Systems business consists of tape automation, disk-based backup systems, and service.

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

Financial Statement Presentation

The Network Attached Storage (“NAS”) business was sold on October 28, 2002. Accordingly, in the consolidated statements of operations, the operating results of the NAS business have been classified as "Income (loss) from NAS discontinued operations, net of income taxes".

The accompanying Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Revenue Recognition

Revenue from sales of products to distributors, VARs, Original Equipment Manufacturers (“OEMs”) and end-users is recognized: when passage of title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured.  In the period when the revenue is recognized for either OEMs or distributors, allowances are provided for estimated future price adjustments, such as volume rebates, price protection, and future product returns. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers.

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

Quantum licenses certain intellectual property to third party manufacturers under arrangements that are represented by master contracts, allowing these third party manufacturers to manufacture and sell certain of our products.  As consideration for licensing the intellectual property, the licensees pay us a per-unit royalty for sales of their products that incorporate the licensed technology.  On a periodic basis, the licensees provide us with unit reports that include the quantity of units sold to end users subject to royalties.  We recognize revenue based on the unit reports, which are provided to us in a timely fashion.  The unit report substantiates that the delivery has occurred. Royalty revenue is measured by multiplying the units sold as reflected in the unit reports by the royalty per unit in accordance with the royalty agreements.  Royalty payments are made on a per unit basis at a stipulated per unit amount.

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

Warranty expense and liability

We generally warrant our products against defects for 6 to 48 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services from our facility in Dundalk, Ireland and Penang, Malaysia, to support warranty and service obligations for tape drives, automation systems and other storage products. During fiscal year 2006, we started transitioning out of Dundalk, Ireland to Jabil Circuit Inc. (“Jabil”) in Hungary. We also provide tape library warranty service from our facility in Costa Mesa, California.  Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives and in Hungary for Europe, Middle East and Asia (“EMEA”) tape drives. In addition, we employ various other third party service providers throughout the world that perform tape drive, tape library and automation services for us.

We estimate future failure rates based upon both historical product failure data and anticipated future failure rates. Similarly, we estimate future costs of repair based upon both historical data and anticipated future costs.  The Company uses a model and exercises considerable judgment in determining the underlying estimates.  While our judgment requires an element of subjectivity for all of our products (for example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate), our judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of the lack of past experience with those products upon which to base our estimates.   We recently introduced a number of new products, of which we are in the early stages of volume shipment and we are experiencing improved quality on our existing products which both influence failure rates.  When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly.  Our expected costs associated with this outsourcing initiative consist of outsourcing product repairs to third parties, with whom we negotiate on-going outsourcing arrangements, as well as transition costs from-in-house repair to outsourcing.   If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

Inventory Valuation

Quantum’s inventory is stated at the lower of cost or market, with cost computed on a first-in, first-out basis (“FIFO”). Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include decline in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from Quantum’s estimates.

Service Inventories

Quantum values its service inventories at the lower of cost or market. Service inventories consists of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use on a temporary or permanent basis while the defective unit is being repaired. Cost is determined by the FIFO method and includes direct material, direct labor, factory overhead and other direct costs. Market value for components, is replacement cost or the cost of acquiring similar products from vendors. For finished goods, market value is the estimated selling price less costs to sell and dispose of the inventories.

Quantum carries service inventories because Quantum provides product warranty for 6 to 48 months and earns revenue by providing repair service outside this warranty period. Quantum initially records its service inventories at cost and evaluates the difference, if any, between cost and market at the end of each quarter.

Quantum records write-downs for the amount that cost of service inventories exceeds its estimated market value. No adjustment is required when market value exceeds cost.

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually in the fourth quarter, or more frequently when indicators of impairment are present.  Refer to Note 5 “Goodwill and Intangible Assets” for a discussion of the impact of adopting and applying SFAS No. 142.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. Intangible assets are amortized over their estimated useful lives, which range from two years to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Restructuring Charges

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

In the fourth quarter of fiscal year 2003, Quantum became subject to SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. Beginning in the second quarter of fiscal year 2005, severance charges were accounted for SFAS No. 112 Employers’ Accounting for Postemployment Benefits since we currently have a benefit plan with defined termination benefits based on years of service.

Only costs resulting from an exit plan that were not associated with, or that did not benefit activities that were continued, were eligible for recognition as liabilities at the commitment date.

Foreign Currency Translation and Transactions

Assets, liabilities, and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of Quantum’s material foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income (loss) within stockholders’ equity. Although approximately one third of Quantum’s sales are made to customers in non-U.S. locations, a majority of Quantum’s material transactions are denominated in U.S. dollars. Accordingly, transaction gains or losses have been immaterial to Quantum’s Consolidated Financial Statements for all years presented. The effect of foreign currency exchange rate fluctuations on cash was also immaterial for the years presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in other income. The effect of this remeasurement was immaterial to Quantum’s Consolidated Financial Statements for all years presented.

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $25.4 million, $20.7 million, and $16.3 million in fiscal years 2006, 2005 and 2004, respectively.

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

Concentration of Credit Risk

Sales to the top five customers in fiscal year 2006 represented 49% of revenue, compared to 52% of revenue in fiscal year 2005 and 51% of revenue in fiscal year 2004. Sales to Hewlett-Packard were 18% of revenue in fiscal year 2006, compared to 22% of revenue in fiscal year 2005, and 26% of revenue in fiscal year 2004. Sales to Dell were 18% of revenue in fiscal year 2006, compared to 17% of revenue in fiscal year 2005 and 14% of revenue in fiscal year 2004.  These sales concentrations do not include revenues from sales of media that was sold directly to these customers by Quantum’s licensees, for which Quantum earns royalty revenue, or revenues from sales of tape libraries sold directly to these customers by Quantum’s other OEM tape drive customers.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the assets.  In general, estimated useful lives are two to ten years for machinery, equipment, and furniture, and 25 years for buildings.  Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter.

Advertising Expense

Quantum expenses advertising costs as incurred. Advertising expense from continuing operations for the years ended March 31, 2006, 2005, and 2004, was $11.0 million, $9.6 million, and $8.6 million, respectively.

Stock-Based Compensation

As permitted by SFAS No. 123 Accounting for Stock-Based Compensation, Quantum accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, when the exercise price of its employee stock awards equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Any deferred stock compensation calculated according to APB No. 25 is amortized over the vesting period of the individual stock awards. In general, the vesting period of these stock awards is graded.  Stock awards granted to nonemployees are accounted for at fair value in accordance with the provisions of SFAS No. 123, with the associated value recognized over the vesting period of the award.

Pro forma information regarding net loss and net loss per share is required to be determined as if the Company had accounted for its employee stock awards (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation —Transition and Disclosure. Stock-based awards have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS No. 123, in arriving at an option valuation.

For purposes of pro forma disclosures, the estimated fair value of Quantum’s employee stock options is amortized to expense over the vesting period of the option. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows.  See Note 12 “Stock Incentive Plans” for a discussion of the Company’s assumptions used to estimate stock-based compensation expense under SFAS No. 123.  For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions or to awards made below fair market value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards.  Quantum’s pro forma net loss and net loss per share follows:

(In thousands, except per-share data)	For the year ended March 31,

	2006	2005	2004

Reported net loss	$(41,479)	$(3,496)	$(62,022)
Add back employee stock option expense	-	509	238
Option fair value amortization, net of tax effects	(8,717)	(11,743)	(17,187)

Pro forma net loss	$(50,196)	$(14,730)	$(78,971)

Pro forma net loss per share:
Basic	$(0.27)	$(0.08)	$(0.45)

Diluted	$(0.27)	$(0.08)	$(0.45)

Risks and Uncertainties

As is typical in the information storage industry, a significant portion of Quantum’s customer base is concentrated among a small number of OEMs. The loss of any one of Quantum’s more significant customers, or a significant decrease in the sales volume with one of these significant customers, could have a material adverse effect on Quantum’s results of operations and financial condition. Furthermore, if general economic conditions were to worsen, the resulting effect on Information Technology (“IT”) spending could also have a material adverse effect on Quantum’s results of operations and financial condition.

Quantum could be materially affected if Hewlett-Packard or Dell, which each accounted for 18% of Quantum’s revenue in fiscal year 2006, experiences a significant drop in its storage business revenue due to customer loss, or if Hewlett-Packard or Dell decided to significantly reduce or cancel its orders from Quantum. Quantum also faces future uncertainties since Hewlett-Packard owns a competing Linear Tape Open (“LTO”) brand of tape drive and media. This sales concentration does not include revenues from sales of Quantum’s media that was sold directly to Hewlett-Packard by Quantum’s licensees, for which

Quantum earns royalty revenue, or revenues from sales of tape libraries sold directly to Hewlett-Packard by Quantum’s other OEM tape drive customers.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisting of foreign currency translation adjustments, was $2.9 million and $3.2 million as of March 31, 2006 and March 31, 2005, respectively.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS No. 123R"), which replaces SFAS No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123") and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in fiscal year 2007, beginning April 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include a modified-prospective and a modified-retrospective method of adoption. Under the modified- retrospective option, prior periods are restated to reflect the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS No. 123 either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recognized for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. This statement expresses views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123R. The Company plans to use the modified-prospective method of adoption.  The Company also plans to use the Black-Scholes option pricing model in estimating the fair value of the traded options, and has preliminarily determined that the adoption of SFAS No. 123R will have a material impact on our results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), Accounting for Conditional Retirement Obligations—an interpretation of SFAS No. 143. This interpretation clarifies the timing of when a liability should be recognized for legal obligations associated with the retirement of a tangible long-lived asset. In addition, the interpretation clarifies the treatment when there is insufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 31, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption is encouraged.  The Company adopted FIN No. 47 in the fourth quarter of fiscal year 2006 and has determined that its effect did not have a material impact on its consolidated balance sheet or statement of operations for fiscal year 2006.  Refer to Note 15 “Commitments and Contingencies.”

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007.

In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the "Directive"), which was adopted by the European Union ("EU"). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive's adoption into law by the applicable EU member countries in which we have significant operations.  The Company adopted FSP 143-1 in the fourth quarter of fiscal year 2006 and has determined that its effect did not have a material impact on its consolidated balance sheet or statement of operations for fiscal year 2006.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP FAS 115-1 replaces the impairment evaluation guidance (paragraphs 10-18) of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) with references to the existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end.  The FSP also supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.  FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. FSP 115-1 was adopted by the Company in the fourth quarter of fiscal year 2006 and has determined that its effect did not have a material impact on its consolidated balance sheet or statement of operations for fiscal year 2006.

Note 3:           Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share:

(In thousands, except per-share data)	For the year ended March 31,

	2006	2005	2004

Numerator
Loss from continuing operations	$(41,479)	$(3,496)	$(63,715)
Income from discontinued operations	-	-	1,693

Net loss	$(41,479)	$(3,496)	$(62,022)

Denominator
Weighted average shares outstanding used to
compute basic and diluted net loss per share	184,063	181,111	176,037

Basic and diluted net loss per share:
Loss from continuing operations	$(0.23)	$(0.02)	$(0.36)
Income from discontinued operations	-	-	0.01

Basic and diluted net loss per share	$(0.23)	$(0.02)	$(0.35)

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

•

Options to purchase 27.8 million shares, 31.4 million shares, and 33.8 million shares of Quantum common stock, which were outstanding as of March 31, 2006, March 31, 2005, and March 31, 2004, respectively.

Note 4:           Acquisitions

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

Certance Holdings

On January 5, 2005, Quantum acquired all of the shares of Certance Holdings and its subsidiaries (“Certance”), a privately held supplier of tape backup drives and data protection solutions, for $60 million in cash paid to the Certance shareholders plus $2.5 million for the direct costs of the acquisition.  Under the terms of the acquisition, the total consideration of $60 million payable by us upon acquisition was paid as of March 31, 2006.

With the acquisition, Quantum offers end-users a broad range of tape technology choices for meeting their individual backup, recovery and archive needs.  The acquisition also enhances Quantum's tape drive and media business by expanding its product and intellectual property portfolio, broadening its end-user customer base and further strengthening its revenue and cashgenerating foundation.

Quantum assigned Certance’s tape drive and media products into the Tape Drive segment and Certance’s autoloader product into the Storage Systems segment.

The purchase price at the time of the acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities:

(In thousands)	Purchase Price Allocation

Current assets	$69,311
Property, plant and equipment	4,248
Long-term assets	2,261
Purchased Technology & Intangibles:
Existing technology	23,340
Customer lists	1,534
Order backlog and other	196

Total assets acquired	100,890

Current liabilities *	36,605
Long-term liabilities	1,980

Total liabilities assumed	38,585

Net assets acquired	$62,305

* Current liabilities include approximately $3.7 million of a restructuring liability related to the acquisition as of March 31, 2005.  The restructuring liability related to the severance benefits for pre-merger Certance employees at the time of the acquisition and the facility charges for certain vacant facilities in the United Kingdom.  As of March 31, 2006, $3.0 million of this restructuring liability has been paid.

The intangible assets are being amortized on a straight-line basis over estimated useful lives generally ranging from two years to seven years.

Note 5:           Goodwill and Intangible Assets

The following table summarizes goodwill by acquisition as of March 31, 2006 and 2005:

(In thousands)
	Goodwill	Segment

ATL Products, Inc.	$7,711	Storage Systems
M4 Data	6,222	Storage Systems
Benchmark	23,948	Tape Drive
Benchmark	9,297	Storage Systems

	$47,178

Acquired intangible assets are amortized over their estimated useful lives, which generally range from two years to ten years.  In estimating the useful lives of intangible assets, management considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;
•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and
•	The ability to leverage core technology into new tape automation products and, therefore, to extend the lives of these technologies.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized:

(In thousands)	As of March 31, 2006			As of March 31, 2005

	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$112,518	$(71,281)	$41,237	$108,968	$(53,893)	$55,075
Trademarks	22,560	(15,865)	6,695	22,560	(12,857)	9,703
Non-compete agreements	2,516	(2,516)	-	2,516	(2,516)	-
Customer lists	15,672	(13,795)	1,877	15,754	(12,513)	3,241
Assembled workforce	1,582	(1,582)	-	4,082	(4,082)	-

	$154,848	$(105,039)	$49,809	$153,880	$(85,861)	$68,019

Net goodwill and intangible assets as of March 31, 2006 and March 31, 2005 represented approximately 15% and 16% of total assets, respectively.  The goodwill and intangible asset balances, net of amortization, as of March 31, 2006 and March 31, 2005 were $97.0 million and $115.2 million, respectively.  Amortization expense related to finite-lived purchased intangible assets was approximately $21.7 million in fiscal year 2006, $18.9 million in fiscal year 2005, and $18.5 million in fiscal 2004.

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Fiscal year 2007	$17,614
Fiscal year 2008	14,067
Fiscal year 2009	7,929
Fiscal year 2010	4,194
Fiscal year 2011 and thereafter	6,005

Total as of March 31, 2006	$49,809

Note 6:           Restructuring Charges

In fiscal years 2006, 2005, and 2004, Quantum took steps to reduce costs in an effort to return to profitability. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Outsourcing manufacturing
•	Consolidating most of the operations supporting our two business segments
•	Reducing other general expenses, including consolidating and streamlining operations and administrative functions.

The following tables show the restructuring charges for fiscal years 2006, 2005, and 2004:

(In thousands)	For the year ended March 31,

By expense type	2006	2005	2004

Severance and benefits	$15,259	$9,465	$8,967
Facilities	2,859	1,996	4,979
Fixed assets and other	512	60	1,266

Total	$18,630	$11,521	$15,212

By cost reduction actions
Outsource certain manufacturing and service functions	$9,027	$2,540	$6,800
Consolidate the operations supporting our two business segments	9,603	8,970	5,300
Other general expense reduction	-	11	3,112

Total	$18,630	$11,521	$15,212

Fiscal year 2006

Outsource certain manufacturing and service

In fiscal year 2006, a total of $9.0 million in charges were recorded as severance for 267 employees as a result of the closing of the site in Dundalk, Ireland, and the outsourcing of repair operations in the European region.  The Company has classified $0.5 million of the charges associated with this closure as a component of cost of revenue during fiscal year 2006.  This closure will proceed in phases and is expected to be completed by the second half of calendar year 2006.

Consolidation of the operations supporting the two business segments

•

A charge of $6.7 million was recorded as severance for 203 employees as part of the continuing effort to streamline the Company’s IT, product development and marketing processes following the product platform transitions and the consolidation of the marketing function; and

•	A charge of $2.9 million was recorded for our facility in Colorado Springs, Colorado to reflect changes in lease assumptions as a result of the completion of the sale-leaseback transaction

Fiscal year 2005

Outsource certain manufacturing and service

•	A charge of $2.5 million was recorded primarily for severance for 69 employees who were terminated as a result of outsourcing certain manufacturing and write-offs of fixed assets related to this plan.

Consolidation of the operations supporting the two business segments

•

A charge of $5.8 million was recorded primarily for severance benefits and severance related costs for 236 employees, impacting most Quantum functions and locations, particularly for research and development consolidation.  In addition, $1.2 million was also recorded for separation costs related to Quantum’s former Chief Operating Officer.

•

A net charge of $2.0 million was recorded for vacant facilities in the United Kingdom, Boulder, Colorado, Colorado Springs, Colorado and, San Jose, California as a result of changes to the original assumptions.

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

Other general expense reductions

•

A net charge of $3.1 million was recorded primarily for vacant facilities in Boulder, Colorado and following the renegotiation and extension of an operating lease associated with vacant space (refer to Note 15 “Commitments and Contingencies.”)

The following tables show the activity and the estimated timing of future payouts for cost reduction plans:

(In thousands)	Severance and benefits	Facilities	Fixed assets	Other	Total

Balance as of March 31, 2003	$870	$4,625	$-	$760	$6,255
Tape Drive Provision	4,490	4,811	275	-	9,576
Storage Systems Provision	4,816	353	991	-	6,160
Cash payments	(6,431)	(2,909)	-	(760)	(10,100)
Non-cash charges	(789)	(2,048)	(1,266)	-	(4,103)
Restructuring charge reversal	(339)	(185)	-	-	(524)

Balance as of March 31, 2004	2,617	4,647	-	-	7,264
Tape Drive Provision	7,604	-	-	-	7,604
Storage Systems Provision	4,112	2,441	-	60	6,613
Cash payments	(8,216)	(2,879)	-	(60)	(11,155)
Non-cash charges and other	(210)	284	-	-	74
Restructuring charge reversal	(2,251)	(445)	-	-	(2,696)

Balance as of March 31, 2005	3,656	4,048	-	-	7,704
Tape Drive Provision	10,265	2,101	-	512	12,878
Storage Systems Provision	5,439	912	-	-	6,351
Cash payments	(8,736)	(3,895)	-	-	(12,631)
Non-cash charges and other	(151)	(21)	-	(512)	(684)
Restructuring charge reversal	(427)	(172)	-	-	(599)

Balance as of March 31, 2006	$10,046	$2,973	$-	$-	$13,019

Estimated timing of future payouts:
Fiscal Year 2007	$9,259	$1,881	$-	$-	$11,140
Fiscal Year 2008 to 2013	787	1,092	-	-	$1,879

	$10,046	$2,973	$-	$-	$13,019

The $13.0 million remaining restructuring charge accrual as of March 31, 2006 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during fiscal year 2007.  The facilities charges related to vacant facilities in Colorado Springs, Colorado; Boulder, Colorado; and Basingstoke, United Kingdom will be paid over the respective lease terms, which continue through fiscal year 2013.

Note 7:           Financial Instruments

Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of Quantum’s cash, cash equivalents and available-for-sale securities, all of which are classified as cash equivalents or short-term investments:

(In thousands)	As of March 31,

	2006	2005

Certificates of deposit	$11,664	$199,902

Money market funds	48,494	17,000
Auction rate securities	99,975	25,000
Cash	63,140	8,234

	$223,273	$250,136

Included in cash and cash equivalents	$123,298	$225,136
Included in short-term investments	99,975	25,000

	$223,273	$250,136

The difference between the amortized cost of available-for-sale securities and fair value was immaterial as of March 31, 2006 and March 31, 2005. There were no unrealized gains or losses on available-for-sale securities in fiscal years 2006 and 2005. As of March 31, 2006, the average available-for-sale portfolio duration was less than 45 days and no securities had maturities longer than one year.

A substantial portion of cash was invested in overnight interest-bearing accounts as of March 31, 2006.

Derivative Financial Instruments

Quantum did not utilize foreign currency forward exchange contracts in fiscal years 2006 and 2005 and there were no foreign currency forward contracts outstanding as of March 31, 2006 or March 31, 2005.

Carrying Amount and Fair Values of Financial Instruments

The estimated fair values of Quantum’s borrowings are summarized as follows:

(In thousands)	As of March 31, 2006		As of March 31, 2005

	Carrying Value	Fair Value	Carrying Value	Fair Value

Convertible subordinated debt	$160,000	$162,400	$160,000	$148,800

The fair values for the convertible subordinated debt were based on the quoted market price at the balance sheet dates.

Note 8:           Inventories, Service Inventories and Property, Plant and Equipment

Inventories consisted of:

(In thousands)	As of March 31,

	2006	2005

Materials and purchased parts	$35,061	$21,035
Work in process	8,571	7,088
Finished goods	45,331	38,968

	$88,963	$67,091

Service inventories consisted of:

(In thousands)	As of March 31,

	2006	2005

Component parts	$37,255	$30,369
Finished units	20,061	24,847

	$57,316	$55,216

Property, plant and equipment consisted of:

(In thousands)	As of March 31,

	2006	2005

Machinery and equipment	$137,794	$131,070
Furniture and fixtures	9,069	7,456
Buildings and leasehold improvements	28,536	27,034
Land	257	257

	$175,656	$165,817
Less accumulated depreciation and amortization	(136,908)	(123,101)

	$38,748	$42,716

Note 9:           Accrued Warranty and Indemnifications

Accrued Warranty

The following table details the change in the accrued warranty balance:

(In thousands)	Fiscal Year

	2006	2005

Balance as of April 1	$37,738	$38,015
Additional warranties issued	21,416	29,532
Adjustments for warranties issued in prior fiscal years	1,570	3,073
Settlements made in cash	(28,302)	(32,882)

Balance as of March 31	$32,422	$37,738

Quantum warrants its products against defects for periods ranging from 6 to 48 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Quantum’s estimate of future costs to satisfy warranty obligations is primarily based on estimates of future failure rates and its estimates of future costs of repair including materials consumed in the repair, and labor and overhead amounts necessary to perform the repair.

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

Indemnifications

Quantum has off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2006, Quantum did not record a liability associated with these guarantees, as Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

In the normal course of business to facilitate transactions of our services and products, we indemnify certain parties with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our operating results, financial position, or cash flows.

Note 10:           Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

Quantum’s debt includes the following:

(In thousands)	As of March 31,

	2006	2005

Convertible subordinated debt	$160,000	$160,000

	For the year ended March 31,

	2006	2005

Weighted average interest rate	4.378%	4.378%

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

Short-term debt (M4 Data debentures)

Per the purchase agreement for the acquisition of M4 Data in April 2001, Quantum issued $1.5 million debentures under the earn out provisions during the year ended March 31, 2006. These debentures were also redeemed during the year ended March 31, 2006.  We are not obligated to issue any additional debentures after fiscal year 2006.

Credit line

In December 2002, Quantum entered into a secured senior credit facility with a group of banks, providing Quantum with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line.  In March 2004, Quantum amended the secured senior credit facility to extend the maturity to March 2006 and adjusted several covenant requirements.  In January 2005, Quantum amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition. The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The amount Quantum can borrow under the revolving credit facility is limited by the amount of accounts receivable and inventory.  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.   In February 2006, we terminated the synthetic lease.  As of March 31, 2006, $2.5 million is committed to standby letters of credit.  For a discussion of the synthetic lease, see Note 15 “Commitments and Contingencies.”

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to earnings ratio as defined in the credit agreement. As of March 31, 2006, there were no borrowings under the revolving credit line.  The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line.  As of March 31, 2006, Quantum was in compliance with all of the covenants.

Note 11:           Common Stock and Stockholder Rights Agreement

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

During fiscal year 2000, the Board of Directors authorized Quantum to repurchase up to $700 million of its common stock in open market or private transactions. As of March 31, 2006, there was approximately $87.9 million remaining on Quantum’s authorization to repurchase Quantum common stock, although Quantum’s ability to repurchase is restricted under its credit facility.

Note 12:           Stock Incentive Plans

(i)      Stock Compensation Expenses

Quantum recorded $0.9 million, $1.4 million, and $0.5 million for stock compensation expense for fiscal years 2006, 2005, and 2004, respectively.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse.  Quantum had 0.8 million shares, 4.9 million shares, and 4.0 million shares of unvested restricted stock as of March 31, 2006, March 31, 2005, and March 31, 2004, respectively.

(ii)      Stock Incentive Plans

Long-Term Incentive Plan

Quantum has a Long-Term Incentive Plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights, stock purchase rights, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. The Plan has reserved for future issuance 42.7 million shares of stock and allows for an annual increase in the number of shares available for issuance, subject to a limitation.  As of March 31, 2006, 19.5 million shares of stock were available for grant.  Options under the Plan generally expire seven to ten years from the grant date and generally vest over four years.  Restricted stock granted under the Plan is subject to forfeiture if employment terminates prior to the release of the restrictions and generally vests over two to four years.

In fiscal years 2006, 2005 and 2004, Quantum granted 0.5 million, 1.6 million and 45,000 shares, respectively, of Quantum Corporation restricted stock under the Plan at an exercise price of $0.01 per share.

Supplemental Stock Plan

Quantum has a Supplemental Stock Plan (the “SSOP”), which is not approved by its stockholders, that provides for the issuance of stock options and stock purchase rights (collectively referred to as “options”) to employees and consultants of Quantum. The SSOP has reserved for future issuance 7.6 million shares of stock. Options under the SSOP generally vest over two to four years and expire ten years after the grant date. Restricted stock granted under the SSOP is subject to forfeiture if employment terminates prior to the release of the restrictions and generally vests over two to three years.

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

Stock Option Plans

Quantum has other stock option plans (the “Plans”) under which 6.0 million shares of common stock were reserved for future issuance as of March 31, 2006 to employees, officers and directors of Quantum.  Options under the Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. Options currently expire seven to ten years from the grant date and generally vest ratably over one to four years. As of March 31, 2006, options with respect to 4.7 million shares of stock were available for grant.

In fiscal years 2006, 2005 and 2004, Quantum granted 44,000 shares, 6,000 shares and 0.1 million shares, respectively of Quantum Corporation restricted stock under the Plans at an exercise price of $0.01 per share.

A summary of activity relating to Quantum’s stock option plans follows:

	For the year ended March 31,

	2006		2005		2004

	Options (000's)	Weighted-Avg. Exercise Price	Options (000's)	Weighted-Avg. Exercise Price	Options (000's)	Weighted-Avg. Exercise Price

Outstanding at beginning of period	31,432	$5.52	33,855	$6.39	33,174	$7.46
Granted	6,645	$2.51	6,517	$2.14	9,000	$3.22
Canceled	(1,549)	$3.29	(6,941)	$6.86	(7,227)	$7.95
Exercised	(3,141)	$2.10	(1,441)	$0.83	(1,084)	$2.41
Expired	(5,619)	$7.60	(558)	$13.92	(8)	$4.04

Outstanding at end of period	27,768	$4.90	31,432	$5.52	33,855	$6.39

Exercisable at end of period	18,955	$5.84	21,433	$6.79	19,302	$8.08

The following tables summarize information about options outstanding and exercisable as of March 31, 2006:

Range of Exercise Prices			Outstanding as of March 31, 2006 (000's)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable as of March 31, 2006 (000's)	Weighted Average Exercise Price

$0.96	-	$2.76	7,072	$2.51	6.02	2,519	$2.31
$2.80	-	$2.95	5,655	$2.93	4.62	3,139	$2.94
$2.97	-	$3.78	6,067	$3.35	6.73	4,547	$3.34
$3.82	-	$9.56	5,754	$7.29	4.64	5,531	$7.41
$9.60	-	$24.11	3,220	$12.25	4.47	3,219	$12.25

			27,768			18,955

Expiration dates ranged from May 26, 2006 to August 1, 2015 for options outstanding at March 31, 2006. Employee stock options issued by Quantum generally have contractual lives of seven to ten years. However, in accordance with Swiss laws, employee stock options issued to Quantum’s Swiss employees have contractual lives of eleven years. Prices for options exercised during the three-year period ended March 31, 2006, range from $0.01 to $4.02.

Proceeds received by Quantum from exercises are credited to common stock and capital in excess of par value.

Stock Purchase Plan

Quantum has an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Of the 41.8 million shares authorized for issuance under the plan, 6.2 million were available for issuance as of March 31, 2006. Employees purchased 2.2 million shares, 2.2 million shares and 2.8 million shares of Quantum Corporation common stock under the Purchase Plan in fiscal years 2006, 2005 and 2004, respectively.

Under the Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. In January 2005, the Stock Purchase Plan was modified from a 2-year look back to a 6-month look back option.  As a result, the option life decreased from fiscal year 2005 to fiscal year 2006.

The weighted average exercise price of Quantum Corporation stock purchased under the Purchase Plan was $2.40, $2.12 and $1.95, in fiscal years 2006, 2005 and 2004, respectively.

(iii)    Pro forma information

Quantum follows SFAS No. 123 Accounting for Stock-Based Compensation and as permitted, elected to continue to account for its stock-based compensation plans under APB Opinion No. 25 and disclose the pro forma effects of the plans on net income and earnings per share. With the exception of option conversions that were related to the disposition of the Hard Disk Drive (“HDD”) business, grants of restricted stock and stock option modifications, all options have been issued at fair market value and therefore no compensation expense has been recognized for the stock option plans and the employee stock purchase plans.

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

The fair value of options granted in fiscal years 2006, 2005 and 2004 reported below have been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Long-Term Incentive Plan, Supplemental Plan and Stock Option Plans			Stock Purchase Plan

	For the year ended March 31,			For the year ended March 31,

	2006	2005	2004	2006	2005	2004

Option life (in years)	3.24	3.07	2.32	0.50	1.25	1.39
Risk-free interest rate	3.88%	3.26%	1.82%	3.99%	2.21%	1.62%
Stock price volatility	0.67	0.76	0.80	0.41	0.73	0.72
Dividend yield	-	-	-	-	-	-

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The following is a summary of weighted-average grant date fair values:

	For the year ended March 31,

	2006	2005	2004

Options granted under the Long-Term Incentive Plan,
Supplemental Plan and Stock Option Plans	$1.32	$1.44	$1.51
Shares granted under the Stock Purchase Plan	$0.84	$1.26	$1.28

Note 13:           Income Taxes

The income tax provision (benefit) for continuing operations consists of the following:

(In thousands)	As of March 31,

	2006	2005	2004

Federal:
Current	$-	$(11,922)	$128
Deferred	-	-	10,440

	-	(11,922)	10,568
State:
Current	464	395	245
Deferred	-	-	11,303

	464	395	11,548

Foreign:
Current	1,005	2,886	11,445
Deferred	(71)	2	(803)

	934	2,888	10,642

Income tax provision (benefit)	$1,398	$(8,639)	$32,758

The income tax provision (benefit) from continuing operations differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes as follows:

(In thousands)	As of March 31,

	2006	2005	2004

Benefit at federal statutory rate	$(13,909)	$(4,247)	$(10,243)
State income tax (benefit) and related valuation allowance,
net of federal benefit, if any.	464	395	11,548
Unbenefited net operating losses	15,118	4,090	19,379
Valuation allowance	-	-	10,440
Foreign Taxes	-	3,045	1,506
Net release of contingent tax reserves	-	(15,595)	-
Taxes on dividend repatriation	-	3,500	-
Other	(275)	173	128

	$1,398	$(8,639)	$32,758

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows:

(In thousands)	As of March 31,

	2006	2005

Deferred tax assets:
Inventory valuation methods	$7,567	$8,322
Accrued warranty expense	13,940	12,260
Distribution reserves	4,401	4,541
Loss carryforwards	65,764	45,392
Foreign tax and research and development credit carryforwards	183,970	203,222
Restructuring charge accruals	3,271	3,397
Other accruals and reserves not currently deductible for tax purposes	9,970	10,555
Depreciation and amortization methods	41,044	24,085

	$329,927	$311,774
Less valuation allowance	(276,324)	(211,957)

Deferred tax asset	$53,603	$99,817

Deferred tax liabilities:
Acquired intangibles	(17,054)	(14,889)
Tax on unremitted foreign earnings	(18,622)	(67,659)
Other	(17,500)	(16,882)

Deferred tax liability	$(53,176)	$(99,430)

Net deferred tax asset	$427	$387

Of the $276.3 million and $212.0 million valuation allowances for fiscal years 2006 and 2005, $9.5 million and $8.4 million, respectively, relate to the tax benefits of employee stock plans, the benefit of which will be credited to stockholders’ equity if realized.

Pretax income from foreign operations was $10.2 million for fiscal year 2006, compared to a loss of $0.4 million and income of $26.1 million for fiscal years 2005 and 2004, respectively.

The Company entered into a Settlement Agreement with Maxtor on December 23, 2004, and included a Mutual General Release and Global Settlement Agreement with Maxtor Corporation, the corporation to which Quantum sold its former hard disk drive business on April 2, 2001.  Under the Settlement Agreement, Quantum and Maxtor:

(a)

Settled, released and discharged each other from liability with respect to certain outstanding claims that the parties had against each other, and which the parties may have against each other in the future, arising out of or related to the disposition of the hard disk drive business to Maxtor, including claims related to the Tax Sharing and Indemnity Agreement,

(b)

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

74

(d)	Amended certain provisions of the Tax Sharing Agreement, including:

·

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

·

Section 3(a) of the Tax Sharing Agreement provided for Maxtor’s indemnity of Quantum for various taxes attributable to periods prior to April 2, 2001.  Under the Tax Sharing Agreement, this indemnity obligation was limited to the sum of $142,000,000 plus 50% of the excess over $142,000,000.  Under the Settlement Agreement, Maxtor’s remaining tax indemnity liability under section 3(a) for all tax claims is limited to $8,760,000 as of the date of the Agreement.  As of March 31, 2006 $7.3 million remains as the indemnity liability.  This amount is based upon Quantum’s belief that this is the maximum amount of potential remaining tax liabilities which could be due to various taxing authorities throughout the world.  Maxtor has recently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

The American Jobs Creation Act of 2004 provides an 85% dividend received deduction for certain dividends paid from controlled foreign corporations.  The Company paid dividends from foreign subsidiaries of approximately $167 million and provided $3.5 million for the associated U.S. tax in fiscal year 2005.

As of March 31, 2006, Quantum had federal net operating loss and tax credit carryforwards of approximately $156.8 million and $139.1 million, respectively. These carryforwards expire in varying amounts between fiscal years 2007 and 2026 if not previously utilized.  These carryforwards include $4.9 million of acquired net operating losses and $1.2 million of credits, the utilization of which is limited under the tax law ownership change provisions.

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

Note 14:           Litigation

On August 7, 1998, Quantum was named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH (“Papst”), owns numerous United States patents, which Papst alleges are infringed upon by hard disk drive products that were sold by HDD. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with other lawsuits involving Papst for purposes of coordinated discovery under multi-district litigation rules. The other lawsuits have Maxtor, Minebea Limited, and IBM as parties.  As part of Quantum’s disposition of its hard disk drive business to Maxtor in April 2001, Maxtor assumed the defense of the Papst claims and agreed to indemnify Quantum with respect to litigation relating to this dispute.  Maxtor has recently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

On August 8, 2003, a class action lawsuit was filed against Quantum in the Superior Court of the State of California for the County of San Francisco. Hitachi Maxell, Ltd., Maxell Corporation of America, Fuji Photo Film Co., Ltd., and Fuji Photo Film U.S.A., Inc. are named in the lawsuit as codefendants. The plaintiff, Franz Inc., alleges violation of California antitrust law, violation of California unfair competition law, and unjust enrichment.  In November 2005, the parties agreed to settle the litigation for a combination of cash and product contributions.  The settlement terms will next be submitted to the Court for approval, which is expected to occur in the subsequent quarters.

On April 15, 2003, Storage Technology Corporation (“StorageTek”) filed suit against Quantum in the U.S. District Court in Colorado, alleging that Quantum infringes two patents relating to the use of an optical servo system in Quantum’s SDLT tape drive.  StorageTek was acquired by Sun Microsystems, Inc. in August 2005.  The suit sought a permanent injunction against Quantum as well as the recovery of monetary damages, including treble damages for willful infringement. On February 27, 2006, Quantum entered into a patent cross license agreement with StorageTek pursuant to which each party received a license to six of the other party’s patents on a nonexclusive, worldwide basis.  In connection with the cross license agreement,

StorageTek dismissed the patent lawsuit against Quantum.  As additional consideration for the license granted by StorageTek to Quantum, Quantum paid StorageTek $20 million in fiscal year 2006 and $1million will be paid quarterly beginning June 30, 2006 through June 30, 2007 for a total of $5 million.

Note 15:           Commitments and Contingencies

Lease Commitments

Quantum leases certain facilities under non-cancelable lease agreements. Some of the leases have renewal options ranging from one to ten years and contain provisions for maintenance, taxes, or insurance.

Rent expense was $13.8 million, $14.6 million, and $16.5 million for the fiscal years 2006, 2005, and 2004, respectively.   Sublease income was $1.6 million, $1.2 million, and $0.4 million for fiscal years 2006, 2005, and 2004, respectively.

Future minimum lease payments under operating leases are as follows and exclude sublease income of $1.5 million, $1.5 million, $1.5 million, $0.6 million for fiscal years 2007, 2008, 2009, and 2010, respectively:

For the year ended March 31,	(In thousands)

2007	$13,945
2008	12,320
2009	9,656
2010	8,999
Thereafter	47,893

Total future minimum lease payments	$92,813

Synthetic Lease Commitment

Prior to February 2006, Quantum had a five-year synthetic lease agreement with a group of financial institutions (collectively, the “lessor”) for a campus facility in Colorado Springs, Colorado, comprised of three buildings, which expired in December 2007. The lease for the three buildings was accounted for as an operating lease in accordance with SFAS No. 13 Accounting for Leases.

The lease agreement stipulated that upon the end of the lease term:

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

In February 2006, Quantum terminated its existing synthetic lease agreement with the lessor and completed a sale –leaseback transaction for this facility.  Quantum sold the facility for $54.3 million and the total gain on this transaction was approximately $3.2 million, of which $42,000 was recorded during the 2006 fiscal year.  The remaining gain has been deferred and will be recognized over the term of the lease.   In connection with this sale, Quantum leased the facility from the purchaser pursuant to three triple net leases with terms of 5, 7 and 15 years.  The leases require Quantum to pay base monthly rent over their terms in the aggregate amount of approximately $50 million, which is included in the future minimum lease payment schedule above.  Quantum expects to receive approximately $3.0 million under noncancelable subleases through fiscal year 2010.

Asset Retirement Obligations

We have asset retirement obligations related to certain leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. At March 31, 2006, the value of these obligations was $1.2 million and is classified in other accrued liabilities.  At March 31, 2006, the net book value of the leasehold assets solely related to our asset retirement obligations approximated $4.3 million. The amount of amortization expense of the associated leasehold assets and accretion expense associated with our asset retirement obligations for the year ended March 31, 2006 was $0.5 million.

Commitments to purchase inventory

Quantum outsourced tape drive manufacturing to a contract manufacturer, Jabil, Mitsumi Electric Co. Ltd. (“Mitsumi”), and Panasonic Shikoku Electronics Co., Ltd (“PSEC”) during the third quarter of fiscal year 2003. The Storage Systems business has increased its use of contract manufacturers for certain manufacturing functions during the same period. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon a forecast of customer demand provided by Quantum. Quantum is responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory.  As of March 31, 2006 Quantum issued non-cancelable purchase orders for $68.7 million to purchase finished goods from its contract manufacturers and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 16:           Business Segment Information and Geographic Information

Quantum’s reportable segments are Tape Drive and Storage Systems. These reportable segments have distinct products with different production processes. Tape Drive segment consists of tape drives, media cartridge products and service. Storage Systems segment consists of tape automation systems, disk based backup products, and service. Quantum directly markets its products to computer manufacturers and through a broad range of distributors, resellers and systems integrators.

Quantum evaluates segment performance based on operating income (loss) excluding restructuring charges and other infrequent or unusual items.  Quantum does not allocate interest and other income, interest expense, or taxes to operating segments. Additionally, Quantum does not allocate all assets by operating segment, only those assets included in the table below:

(In thousands)	For the year ended March 31,

	2006			2005			2004

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Revenue	$567,451	$266,836	$834,287	$493,449	$300,719	$794,168	$532,750	$275,634	$808,384
Cost of revenue	383,501	218,858	602,359	330,904	227,785	558,689	344,647	212,078	556,725

Gross margin	183,950	47,978	231,928	162,545	72,934	235,479	188,103	63,556	251,659

Research and development	74,681	32,726	107,407	62,209	34,471	96,680	69,228	34,243	103,471
Sales and marketing	36,471	48,917	85,388	31,796	55,233	87,029	37,916	59,928	97,844
General and administrative	29,005	12,974	41,979	33,950	15,834	49,784	35,008	19,816	54,824
Restructuring charges	11,898	6,220	18,118	5,548	5,973	11,521	7,970	7,242	15,212

Total operating expenses	152,055	100,837	252,892	133,503	111,511	245,014	150,122	121,229	271,351

Operating income (loss)	$31,895	$(52,859)	$(20,964)	$29,042	$(38,577)	$(9,535)	$37,981	$(57,673)	$(19,692)

(In thousands)	As of March 31,

	2006			2005

	Tape Drive	Storage Systems	Total	Tape Drive	Storage Systems	Total

Inventories	$45,457	$43,506	$88,963	$33,532	$33,559	$67,091
Service inventories	$24,348	$32,968	$57,316	$28,400	$26,816	$55,216
Goodwill and intangibles, net	$54,398	$42,589	$96,987	$59,463	$55,734	$115,197

Product Information

Revenue for reportable segments is comprised of the following:

(In thousands)	For the year ended March 31,

	2006	2005	2004

Tape drives	$336,419	$296,039	$326,528
Tape media	102,351	73,436	75,097
Tape royalties	128,681	123,974	131,125

Tape drives	$567,451	$493,449	$532,750
Storage Systems	266,836	300,719	275,634

	$834,287	$794,168	$808,384

Geographic and Customer Information

Revenue and long-lived assets (property, plant and equipment and goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the location of customers):

(In thousands)	For the year ended March 31,

	2006		2005		2004

	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets

United States	$559,272	$126,709	$450,968	$149,306	$488,268	$139,387
Europe	196,378	5,121	247,300	6,064	173,757	7,072
Asia Pacific	78,637	3,905	86,900	2,543	141,443	482
Latin America	-	-	9,000	-	4,916	-

	$834,287	$135,735	$794,168	$157,913	$808,384	$146,941

The following table shows two customers that accounted for 10% or more of Quantum’s revenue:

(In millions)		For the year ended March 31,

		2006		2005		2004

	Segment	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Hewlett-Packard	Tape Drive	$149.8	18%	$173.9	22%	$208.5	26%
Dell	Tape Drive	$152.4	18%	$131.7	17%	$116.7	14%

Note 17:           Unaudited Quarterly Financial Data

(In thousands, except per-share data)	For the year ended March 31, 2006

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$206,637	$203,607	$218,365	$205,678
Gross Margin	$57,442	$52,659	$63,660	$58,167
Net income (loss)	$(5,477)	$(13,788)	$819	$(23,033)

Income (loss) per share
Basic	$(0.03)	$(0.07)	$-	$(0.12)
Diluted	$(0.03)	$(0.07)	$-	$(0.12)

	For the year ended March 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$172,684	$180,045	$201,399	$240,040
Gross Margin	$58,048	$51,989	$60,051	$65,391
Net income (loss)	$(10,189)	$(6,143)	$16,285	$(3,449)

Income (loss) per share:
Basic	$(0.06)	$(0.03)	$0.09	$(0.02)
Diluted	$(0.06)	$(0.03)	$0.08	$(0.02)

Note 18:           Related-Party Transactions

Quantum holds loans receivable from employees and officers of $0.1 million and $1.1 million as of March 31, 2006 and March 31, 2005, respectively. The loans are classified in other current assets or other long-term assets, depending on repayment terms, and bear interest at rates ranging from 6% to 8% per annum.

The loans have provisions for forgiveness based on continued employment and are generally forgiven on a straight-line basis over two years. The loan forgiveness is being recorded as compensation expense over the forgiveness period. In fiscal years 2006, 2005 and 2004, $0.2 million, $0.8 million and $0.5 million respectively, was recorded as compensation expense for loans forgiven.

Note 19:           Discontinued Operations

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

The following table summarizes the results of the NAS business for the year ended March 31, 2004:

(In thousands)

Gross Profit	$1,064
Operating Expenses	$(629)
Income from discontinued operations	$1,693
Income before income taxes	$1,693
Income from discontinued operations	$1,693

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

There were no balances of current assets and current liabilities as of March 31, 2005 and 2006 as a result of the disposition.

Note 20:           Savings and Investment Plan

Substantially all of the regular domestic employees are eligible to make contributions to Quantum’s 401(k) savings and investment plan. Quantum matches a percentage of the employees’ contributions and may also make additional discretionary contributions to the plan. Employer contributions were $3.0 million, $2.8 million, and $2.9 million in fiscal years 2006, 2005, and 2004 respectively.

Note 21:           Subsequent Events

On May 2, 2006, Quantum announced that it entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) to acquire Advanced Digital Information Corporation, a Washington corporation (“ADIC”), for approximately $803 million in cash paid to ADIC shareholders plus $8 million in direct costs of the acquisition. Pursuant to the terms of the Merger Agreement, each outstanding share of ADIC common stock will be exchanged for cash equal to $12.25 without interest, with the right to elect, in lieu of cash, 3.461 shares of Quantum common stock. The stock election is subject to pro-ration such that Quantum will issue no more than approximately 10% of the total merger consideration in Quantum stock.   In addition, Quantum will assume all of ADIC’s outstanding employee stock options according to an option ratio defined in the Merger Agreement.  Consummation of the Merger is subject to customary conditions, including approval of the shareholders of ADIC, and expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain foreign antitrust approvals.

On April 27, 2006, Quantum entered into a commitment letter (the “Commitment Letter”) for a $500 million senior credit facility with Keybank National Association (“KeyBank”). Quantum intends to use the proceeds from the Senior Credit Facility (i) to fund a portion of the proposed Merger pursuant to the Merger Agreement, (ii) for working capital, and (iii) for other general corporate purposes.

Certain of the officers and directors of ADIC have entered into a voting agreement with Quantum (the “Voting Agreements”). The Voting Agreements provide that each of the ADIC officers and directors party to such Voting Agreements will vote all shares of capital stock of ADIC over which such person has voting control in favor of the approval of the Merger Agreement and the Merger and against approval of any proposal made in opposition to or in competition with the consummation of the Merger. The Voting Agreement terminates on the earlier of (i) the date of the Merger, (ii) the date that the Merger Agreement has been validly terminated and (iii) May 2, 2007.

On May 3, 2006, Quantum Peripheral Products (Ireland) Limited (“QPPI”), a wholly owned subsidiary of Quantum, sold its facility located in Dundalk, Ireland to a third party.  The purchase price was 5 million Euro, which, after conversion into US currency, amounted to $6.3 million.  As part of the transaction, QPPI will have rent free exclusive possession of the property through August 1, 2006.  All VAT related fees will be borne by the purchasers.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Quantum Corporation

We have audited the accompanying consolidated balance sheets of Quantum Corporation as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quantum Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 9, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Quantum Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Quantum Corporation maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Quantum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Quantum Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Quantum Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quantum Corporation as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006 of Quantum Corporation and our report dated June 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 9, 2006

QUANTUM CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions (Releases) charged to expense	Deductions (i)	Balance at end of period

	(In thousands)
Allowance for doubtful accounts
Year ended:
March 31, 2004	$8,927	$1,018	$43	$9,988
March 31, 2005	$9,988	$1,474	$(2,500)	$8,962
March 31, 2006	$8,962	$(581)	$(538)	$7,843

(i)                     Uncollectible accounts written off, net of recoveries.

ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.           Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications.  The report of Ernst & Young LLP, our independent registered public accounting firm, is set forth at the end of Part II, Item 8 of this Annual Report on Form 10-K.  This report addresses Ernst & Young LLP’s audit of our internal control over financial reporting as of March 31, 2006 and of management’s assessment of internal control over financial reporting set forth below.  This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Ernst Young LLP for a more complete understanding of the matters presented.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included at the end of Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

All services performed by Ernst & Young LLP in the fiscal year 2006 were approved by the Audit Committee of the Company, consistent with Quantum’s internal policy.

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

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

Board of Directors of Quantum Corporation

The names of the nominees and certain information about them as of June 1, 2006, are set forth below.

Name of Nominee	Age	Director Since	Principal Occupation Since

Richard E. Belluzzo	52	2002	Chief Executive Officer of Quantum, 2002 Chairman of the Board of Quantum, 2003
Michael A. Brown	47	1995	Chairman of the board of Line 6, 2005 Former Chairman of Quantum, 2003
Thomas S. Buchsbaum†	56	2005	Independent Consultant, 2005
Alan L. Earhart*	62	2003	Independent Consultant, 2001
Edward M. Esber, Jr.*+ †	53	1988	Chairman and President of The Esber Group, 1991
Elizabeth A. Fetter+	47	2005	Director and Consultant, 2005
John M. Partridge+	57	2005	President and Chief Executive Officer of Inovant, 1999
Steven C. Wheelwright*†	62	2004	Professor and University Administrator, 1970

* Member of Audit Committee.
+ Member of Leadership and Compensation Committee.
† Member of the Corporate Governance and Nominating Committee.

Except as set forth below, each of the nominees has been engaged in his or her principal occupation described above during the past five years. There are no family relationships between any directors or executive officers of the Company.

Mr. Richard E. Belluzzo has been Chief Executive Officer since joining the Company in September 2002 and Chairman of the Board since July 2003. Before joining Quantum, from September 1999 to May 2002, Mr. Belluzzo held senior management positions with Microsoft Corp., most recently President and Chief Operating Officer.  Prior to Microsoft, from January 1998 to September 1999, Mr. Belluzzo was Chief Executive Officer of Silicon Graphics, Inc. Before his tenure at Silicon Graphics, from 1975 to January 1998, Mr. Belluzzo was with Hewlett-Packard, most recently as Executive Vice President of the computer organization. Currently Mr. Belluzzo is a member of the board of directors of PMC-Sierra and JDS Uniphase, and is a member of the board of trustees for Golden Gate University.

Mr. Michael A. Brown served as Chief Executive Officer of Quantum from September 1995 to September 2002 and as Chairman of its Board of Directors from May 1998 to July 2003. From 1993 to September 1995, he was President of the Company’s desktop group, from 1992 to 1993 he was Chief Operating Officer responsible for the Company’s hard disk drive business, and from 1984 to 1992 he held various marketing position with the Company. Mr. Brown also serves as Chairman of the board of directors of Line 6 and on the boards of EqualLogic, Nektar Therapeutics and Symantec Corporation.

Mr. Thomas S. Buchsbaum has been an independent consultant since March 2005.  Prior to that, Mr. Buchsbaum served as vice president of the U.S. Federal Business Segment, as well as vice president and general manager of the K12 and Higher Education customer segments of Dell, Inc. from March 1997 to March 2005. Before Dell, Mr. Buchsbaum spent ten years at Zenith Data Systems, a computer manufacturing company, until February 1997, where he was general manager for the federal systems business unit and general manager of the state and local government and education segments. Mr. Buchsbaum served as a director on the board and compensation committee of Group 1 Software, an application software provider, from 1989 to 2004.  Mr. Buchsbaum also serves as an advisor to the board of Dick Blick Holdings and is a member of the Advisory Board of Augmentix Corp.  Mr. Buchsbaum is a member of the Company’s Corporate Governance and Nominating Committee.

Mr. Alan L. Earhart has been an independent consultant since 2001. From 1970 to 2001, Mr. Earhart held a variety of positions with Coopers & Lybrand and its successor entity, Pricewaterhouse Coopers LLP, an accounting and consulting firm, including most recently as the Managing Partner for Pricewaterhouse Coopers’ Silicon Valley office. Mr. Earhart also serves on the board of directors and as Chairman of the audit committees of Foundry Networks and of Monolithic Power Systems, Inc. and on the board of directors and the audit committee of Network Appliance. Mr. Earhart is the Chairman of Quantum’s Audit Committee.

Mr. Edward M. Esber Jr. has served as Chairman and President of The Esber Group, a strategy consulting firm, since February 1991.  Mr. Esber has also been an angel investor in The Angels Forum since 1997.  Mr. Esber is Chairman of the Company’s Leadership and Compensation Committee and a member of the Company’s Corporate Governance and Nominating Committee and of the Company’s Audit Committee.

Ms. Elizabeth A. Fetter served as president and CEO of QRS Corp., a retail supply chain software and services company, from October 2001 to November 2004. Prior to joining QRS in 2001, Ms. Fetter was president and CEO of NorthPoint Communications, a broadband services company from March 1999 to April 2001 and vice president and general manager of the Consumer Services Group at US West (now Qwest), a telecommunications company, from January 1998 to March 1999. Before US West, she was an officer at SBC/Pacific Bell, where she held a number of senior leadership positions. Ms. Fetter also serves on the boards of Symmetricom, Berbee Inc. (a privately held company) and several non-profit organizations. Ms. Fetter is a member of the Company’s Leadership and Compensation Committee.

Mr. John M. Partridge has served as President and Chief Executive Officer of Inovant, a transaction processing company and a wholly owned subsidiary of Visa, since October 1999.  Prior to that, from March 1998 to August 1999, he was Senior Vice President of Program Management and Chief Information Officer for UNUM Corporation, a disability insurance company. Before UNUM, he worked for Banco de Credito del Peru from August 1983 to March 1998 and Wells Fargo Bank from April 1974 to July 1983. Mr. Partridge also serves on the board of directors of Inovant and Delta Dental.  Mr. Partridge is a member of the Company’s Leadership and Compensation Committee.

Mr. Steven C. Wheelwright has been a Professor at Harvard Business School since July 1970 and Senior Associate Dean at Harvard Business School since July 2003 and from September 1995 to June 2000.  From July 1979 to June 1988, Mr. Wheelwright was a professor at the Stanford Graduate School of Business.  Outside of his academic career, Mr. Wheelwright was Vice President of Sales in a family-owned printing business from July 1973 to June 1974 and a consultant to numerous companies from July 1970 to June 2000.   He previously served on Quantum's board of directors from 1989 to 2000.  He also serves on the board of directors of Zions BanCorp. and is chairman of the board of Harvard Business School Publishing.  Mr. Wheelwright is Chairman of the Company’s Corporate Governance and Nominating Committee, a member of the Company’s Audit Committee, and the Company’s lead independent director.

Board Independence

Quantum's Corporate Governance Principles provide that a majority of the Board shall consist of independent directors. The Board has determined that each of the director nominees standing for election, except for Richard E. Belluzzo and Michael A. Brown, and each member of each Board Committee, has no material relationship with Quantum (either directly or as a partner, shareholder or officer of an organization that has a relationship with Quantum) and is independent within the meaning of Quantum’s director independence standards. These standards reflect all applicable regulations, including the rules of the New York Stock Exchange and the Securities and Exchange Commission.

Board Meetings and Committees

The Board of Directors of the Company held a total of six (6) meetings during Fiscal 2006. In addition, in Fiscal 2006, the non-management directors held four (4) meetings without management present. During Fiscal 2006, no director attended fewer than 75% of the meetings of the Board and the meetings of committees, if any, upon which such director served.  All of our directors are expected to attend each meeting of the Board and the committees on which they serve and are encouraged to attend annual stockholder meetings, to the extent reasonably possible.  All of our directors who were elected at our 2005 Annual Meeting, except for Mr. Esber, attended our 2005 Annual Meeting.

The Company has an Audit Committee, Leadership and Compensation Committee, and Corporate Governance and Nominating Committee.  Steven Wheelwright is the Company’s lead independent director and as such presides at the non-management directors’ meetings.

The Audit Committee of the Board currently consists of Mr. Earhart, Chairman of the Committee, Mr. Esber and Mr. Wheelwright, all of whom are independent directors and financially literate, as defined in the applicable New York Stock Exchange listing standards and SEC rules and regulations. In addition to serving as a Chairman of the Company’s Audit Committee, Mr. Earhart also serves as a member of the audit committees of Foundry Networks, Monolithic Power Systems and Network Appliance, all of which are public companies. Mr. Earhart has informed the Board that aside from his service on these four audit committees, his professional endeavors include only occasional consulting services with respect to financial and accounting matters. The Board believes that Mr. Earhart’s simultaneous service on the audit committees of several public companies may help provide valuable perspective on potential financial and accounting matters and other issues that may arise, including with respect to corporate governance best practices. After discussion with Mr. Earhart concerning his service on the Company’s Audit Committee and competing demands on his time, the Board has determined that Mr. Earhart’s simultaneous service on the audit committees of three other public companies does not impair his ability to effectively serve on the Company’s Audit Committee.  The Audit Committee, which generally meets at least twice per quarter, once prior to quarterly earnings releases and again prior to the filing of the Company’s quarterly and annual financial statements, appoints the Company’s independent registered public accounting firm and is responsible for approving the services performed by the Company’s independent registered public accounting firm and for reviewing and evaluating the Company’s accounting principles and its systems of internal accounting controls. At each meeting, the Audit Committee first meets with Company management and the Company’s independent registered public accounting firm in order to review financial results and conduct other appropriate business. Then, the Audit Committee typically meets with the Company’s independent registered public accounting firm, without the presence of management. The Audit Committee held a total of nine (9) meetings during Fiscal 2006.

The Leadership and Compensation Committee of the Board is currently composed of Mr. Esber, Chairman of the Committee, Ms. Fetter and Mr. Partridge, all of whom are independent directors, as defined in the applicable New York Stock Exchange listing standards.  The Leadership and Compensation Committee generally meets in conjunction with Board meetings and at other times as deemed necessary by the Committee or the Board. The Company’s lead independent director, Mr. Wheelwright, typically attends the Committee meetings.  The Committee's primary mission is to ensure the Company provides and designs appropriate leadership and compensation programs to enable the successful execution of its corporate strategy and objectives and to ensure the Company's programs and practices are competitive and consistent with corporate governance best practices. The Committee has responsibility for reviewing the Company's strategy and practices relating to the attraction, retention, development, performance and succession of its leadership team. The Committee also has responsibility for approving all compensation packages for the Company’s Section 16 officers, including the CEO.  The Leadership and Compensation Committee held a total of six (6) meetings during Fiscal 2006.

The Corporate Governance and Nominating Committee is currently composed of Mr. Wheelwright, Chairman of the Committee, Mr. Buchsbaum and Mr. Esber, all of whom are independent directors, as defined in the applicable New York Stock Exchange listing standards. The Corporate Governance and Nominating Committee, which meets at least twice annually, assists the Board by identifying and recommending prospective director nominees, develops corporate governance principles for Quantum and advises the Board on corporate governance matters, advises the Board regarding Board composition, procedures and committees, recommends to the Board a lead independent director, oversees the evaluation of the Board, and considers questions of possible conflicts of interest of Board members and of senior executives. The Corporate Governance and Nominating Committee will consider nominees recommended by stockholders pursuant to the procedures outlined in the Company’s Bylaws and as set forth below. The Corporate Governance and Nominating Committee held three (3) meetings during Fiscal 2006.

Each of our committees is governed by a written charter, copies of which are posted on our website. The Internet address for our website is http://www.quantum.com, where the charters may be found by clicking “Investors” from the home page and selecting “Corporate Governance.”  A free printed copy of the charters also is available to any stockholder who requests it from Quantum’s Investor Relations Department at the address stated below in the Section of this Proxy Statement entitled “Communicating with the Company” or who submits an online request by visiting the Company’s website at http://www.quantum.com, where the request form may be found by clicking “Investors” from the home page and selecting “Contact Investor Relations.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Section 16 officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and greater than ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such reports received by the Company, or on written representations from certain reporting persons, the Company believes that all filing requirements were met during Fiscal 2006.

ITEM 11.           Executive Compensation

Summary Compensation

The following table shows, as to any person serving as Chief Executive Officer during Fiscal 2006 and each of the four other most highly compensated executive officers (the “Named Executive Officers”), information concerning compensation paid for services to the Company in all capacities during Fiscal 2006, as well as the total compensation paid to each such individual for the Company’s previous two fiscal years.

  SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation (1)

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)(2)		Restricted Stock Awards ($)(3)	Securities Underlying Options/SARs (#)		All Other Compensation ($)(4)

Richard E. Belluzzo Chief Executive Officer and Chairman of the Board(*)	2006 2005 2004	648,269 597,692 600,000		— 250,000 —	— — 89,093	(5)	— 81,900 —	(6)	— — 2,000,000	7,115 5,977 1,615
Anthony E. Carrozza Senior Vice President of Worldwide Sales	2006 2005 2004	315,000 313,788 315,000		— 10,000 —	78,314 150,866 138,327	(7) (8) (9)	61,838 73,711 —	(10) (11)	262,500 52,500 100,000	5,900 6,370 5,810
Edward J. Hayes, Jr. Executive Vice President and Chief Financial Officer(**)	2006 2005 2004	350,004 269,234 —		20,000 10,000 —	— — —		24,735 296,000 —	(12) (13)	325,000 400,000 —	7,069 3,431 —
Howard L. Matthews, III President and Chief Operating Officer(***)	2006 2005 2004	280,003 37,019 —	(14)	— — —	1,013,956 485,072 —	(15) (16)	261,000 — —	(17)	1,500,000 — —	4,906 — —
Jim L. Wold Senior Vice President, Removable Storage and Automation(****) _____________________	2006 2005 2004	264,615 46,723 —		— — —	78,699 196,834 —	(18) (19) —	61,838 28,875 —	(20) (21)	462,500 127,500 —	2,869 — —

(*)      The amounts listed in the table reflect compensation paid to Mr. Belluzzo as Chief Executive Officer.

(**)     Mr. Hayes, Jr. has been Executive Vice President and Chief Financial Officer of the Company since July 2004.

(***)   Mr. Howard Matthews, III became the Company’s President and Chief Operating Officer on June 1, 2005.

(****)  Mr. Wold has been the Company’s Senior Vice President, Removable Storage and Automation since January 2005.

(1)     The Company has not granted any stock appreciation rights and does not have any long-term incentive plans, as that term is defined in regulations promulgated by the SEC.

(2)     Other annual compensation in the form of perquisites and other personal benefits, securities or property has been omitted in those cases where the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

(3)     The restricted stock values set forth in the table are calculated as of the grant date while the footnotes to the numbers listed in the table give a value as of March 31, 2006.

(4)     Represents 401(k) plan matching contributions.

(5)     $62,288 represents reimbursement for relocation expenses and $26,805 represents reimbursement for tax liabilities in connection with reimbursement for these relocation expenses.

(6)     Represents 35,000 shares of restricted stock, all of which vested on July 1, 2005. Based on the stock price on March 31, 2006, the value of the aggregate restricted stock holdings was $130,550. No dividends were paid on the restricted stock holdings and Quantum currently does not expect to pay any dividends on such restricted stock holdings in the future.

(7)     Represents sales commissions.

(8)     $100,866 represents sales commissions and $50,000 represents loan forgiveness pursuant to the terms of a forgivable loan granted to Mr. Carrozza on May 18, 2000.  The loan was in the amount of $200,000, forgivable over four years, and accrued interest at an annual rate of 8%.

(9)     $88,327 represents sales commissions and $50,000 represents loan forgiveness pursuant to the terms of the forgivable loan granted to Mr. Carrozza on May 18, 2000.  See Note 8.

(10)    Represents 21,250 shares of restricted stock, of which 5,313 shares are scheduled to vest on July 1, 2006 and July 1, 2007 and 5,312 shares are reschedule to vest on July 1, 2008 and July 1, 2009, provided that Mr. Carrozza continues to be employed by Quantum on those future dates.  The value of the aggregate restricted stock holdings, calculated as if they were fully vested as of March 31, 2006, was $79,263.  No dividends were paid on the restricted stock holdings and Quantum currently does not expect to pay any dividends on such restricted stock holdings in the future.

(11)    Represents, 26,400 shares of restricted stock, of which 3,650 shares vested on April 1, 2005, 5,500 shares vested on July 1, 2005 and 10,250 shares vested on January 1, 2006, and 3,500 shares are scheduled to vest on each of July 1, 2006 and July 1, 2007, provided that Mr. Carrozza continues to be employed by Quantum on those future dates. Based on the stock price on March 31, 2006, the value of the aggregate restricted stock holdings was $98,472. No dividends were paid on the restricted stock holdings and Quantum currently does not expect to pay any dividends on such restricted stock holdings in the future.

(12)    Represents 8,500 shares of restricted stock, of which 2,125 shares are scheduled to vest on each of July 1,2006, July 1, 2007, July 1, 2008 and July 1, 2009, provided that Mr. Hayes continues to be employed by Quantum on those future dates.  The value of the aggregate restricted stock holdings, calculated as if they were fully vested as of March 31, 2006, was $31,705.  No dividends were paid on the restricted stock holdings and Quantum currently does not expect to pay any dividends on such restricted stock holdings in the future.

(13)    Represents 100,000 shares of restricted stock, of which 50,000 shares vested on July 1, 2004 and 25,000 on July 1, 2005 and 25,000 shares are scheduled to vest on July 1, 2006, provided that Mr. Hayes continues to be employed by Quantum on those future dates.  The value of the aggregate restricted stock holdings, calculated as if they were fully vested as of March 31, 2006, was $373,000.  No dividends were paid on the restricted stock holdings and Quantum currently does not expect to pay any dividends on such restricted stock holdings in the future.

(14)    Represents salary payments made by Quantum to Mr. Matthews as a Certance employee after Quantum’s acquisition of Certance LLC.

(15)    $25,000 represents reimbursement for commuting expenses, $825,000 represents severance payments pursuant to the Transaction Bonus and Severance Protection Letter, dated January 4, 2005, between Mr. Matthews and Certance LLC, and $163,956 represents payments for Certance LLC stock options made in connection with Quantum’s acquisition of Certance LLC.

(16)    $75,000 represents severance payments and $410,072 represents a transaction bonus paid to Mr. Matthews pursuant to a Transaction Bonus and Severance Protection Letter, dated January 4, 2005 between Mr. Matthews and Certance LLC.

(17)    Represents 100,000 shares of restricted stock, of which 25,000 vested on June 1, 2006 and 25,000 are scheduled to vest on each of June 1, 2007, June 1, 2008 and June 1, 2009, provided that Mr. Matthews continues to be employed by Quantum on those future dates.  The value of the aggregate restricted stock holdings, calculated as if they were fully vested as of March 31, 2006, was $373,000.  No dividends were paid on the restricted stock holdings and Quantum currently does not expect to pay any dividends on such restricted stock holdings in the future.

(18)    Represents payments for Certance LLC stock option made in connection with Quantum’s acquisition of Certance LLC.

(19)    Represents a transaction bonus paid to Mr. Wold pursuant to a Transaction Bonus and Severance Protection Letter, dated January 4, 2005 between Mr. Wold and Certance LLC.

(20)    Represents 21,250 shares of restricted stock, of which 5,313 shares are scheduled to vest on each of July 1, 2006 and July 1, 2007 and 5,312 shares are scheduled to vest on each of July 1, 2008 and July 1, 2009, provided that Mr. Wold continues to be employed by Quantum on those future dates.  The value of the aggregate restricted stock holdings, calculated as if they were fully vested as of March 31, 2006, was $79,263.  No dividends were paid on the restricted stock holdings and Quantum currently does not expect to pay any dividends on such restricted stock holdings in the future.

(21)    Represents 10,500 shares of restricted stock, of which 3,500 shares fully vested on January 25, 2006 and 3,500 shares are scheduled to vest on each of January 25, 2007 and January 25, 2008, provided that Mr. Wold continues to be employed by Quantum on those future dates.  The value of the aggregate restricted stock holdings, calculated as if they were fully vested as of March 31, 2006, was $39,165.  No dividends were paid on the restricted stock holdings and Quantum currently does not expect to pay any dividends on such restricted stock holdings in the future.

Stock Option Grants and Exercises

The following tables show, as to each Named Executive Officer, information concerning stock options granted during Fiscal 2006.

OPTION GRANTS IN FISCAL 2006

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms (3)

	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year 2006
			Exercise Price	Expiration
Name	(#)(1)	(2)	($/share)	Date	5% ($)	10% ($)

Richard E. Belluzzo	—	—	—		—	—
Anthony E. Carrozza	200,000	3.33%	$2.62	05/31/2012	213,222	496,861
	62,500	1.04%	$2.92	06/28/2012	74,296	173,141
Edward J. Hayes, Jr.	300,000	4.99%	$2.62	05/31/2012	319,833	745,292
	25,000	0.42%	$2.92	06/28/2012	29,718	69,256
Howard L. Matthews, III	1,500,000	24.97%	$2.62	05/31/2012	1,599,166	3,726,459
Jim L. Wold	400,000	6.66%	$2.62	05/31/2012	426,444	993,722
	62,500	1.04%	$2.92	06/28/2012	74,296	173,141

(1)

The exercise price of each option is determined by the Leadership and Compensation Committee of the Board of Directors and in Fiscal 2006 was not less than 100% of the fair market value of the Common Stock on the date of grant. The options may be exercised only while the optionee provides services to the Company or within such period of time following termination of the optionee’s services to the Company as is determined by the Board. The options for the Named Executive Officers listed above expire approximately seven years from the date of grant and vest monthly over four years beginning at or about the time of grant.

(2)	Based on options to purchase an aggregate of 6,007,929 shares of the Company’s Common Stock granted to employees of the Company in Fiscal 2006, including the Named Executive Officers.
(3)

Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the regulations promulgated by the SEC based on an arbitrarily assumed annualized compound rate of appreciation of the market price of 5% and 10% from the date the option was granted to the end of the option term, less the exercise price. Actual gains, if any, on option exercises are dependent on the future performance of the Common Stock.

The following table provides information regarding options exercised by Named Executive Officers during Fiscal 2006 and options held by them at fiscal year end.

AGGREGATED OPTION EXERCISES IN FISCAL 2006 AND
FISCAL YEAR-END OPTION VALUES

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options Held at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options Held at Fiscal Year-End ($) (2)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Belluzzo	—	—	3,277,777	722,223	1,368,888	171,112
Anthony E. Carrozza	—	—	409,061	249,209	208,125	255,050
Edward J. Hayes, Jr	—	—	227,082	497,918	194,749	469,751
Howard L. Matthews, III	—	—	0	1,500,000	0	1,680,000
Jim L. Wold	—	—	121,040	468,960	129,687	502,763

(1)	Total value realized is calculated based on the fair market value of the Common Stock at the close of business on the date of exercise, less the exercise price.
(2)	Total value of unexercised options is based on $3.74 per share of Common Stock, the fair market value of the Common Stock as of March 31, 2006, less the exercise price.

Employment Terms, Termination of Employment and Change-In-Control Arrangements

The Company entered into agreements (the “Agreements”) with its Named Executive Officers whereby in the event that there is a “change of control” of the Company (which is defined in the Agreements to include, among other things, a merger or sale of all or substantially all of the assets of the Company or a reconstitution of the Company’s Board) and, within 18 months of the change of control, there is an “Involuntary Termination” of such executives’ employment, then the executives are entitled to specified severance compensation and benefits. The Agreements define “Involuntary Termination” to include, among other things, any termination of the employee by the Company without “cause” or a significant reduction of the employee’s duties without such employee’s express written consent.

For the CEO, the principal severance benefits are as follows: (1) 300% of the CEO’s then established base compensation; (2) 300% of the average of the CEO’s actual annual bonuses received over the previous two (2) years; (3) payment of COBRA premiums for twelve (12) months; (4) vesting of any unvested equity-based compensation award then held by the CEO; and (5) if applicable, a gross-up payment in the amount of any excise tax incurred by the CEO as a result of the benefits received under the Agreement. For the other Named Executive Officers the principal benefits are: (1) 200% of the officer’s then established base compensation; (2) 200% of the average of the officer’s actual annual bonuses received over the previous two (2) years; (3) payment of COBRA premiums for twelve (12) months; (4) vesting of any unvested equity-based compensation award then held by the officer; and (5) if applicable, a gross-up payment in the amount of any excise tax incurred by the officer as a result of the benefits received under the Agreement.  The purpose of the Agreements is to ensure that the Company will have the continued dedication of its officers by providing such individuals with compensation arrangements that are competitive with those of other corporations, to provide sufficient incentive to the individuals to remain with the Company, to enhance their financial security, as well as protect them against unwarranted termination in the event of a change of control.

If Mr. Belluzzo is constructively terminated or involuntarily terminated by the Company other than for “cause”, he will receive a payment in the amount of 18 months base salary. If Mr. Belluzzo leaves the Company within four (4) years of his start date of September 3, 2002, he must repay his $1,000,000 real estate compensation supplement, less $250,000 for each year of employment; provided that should he leave pursuant to a constructive termination or an involuntary termination (other than for “cause”), the repayment will be determined as if Mr. Belluzzo had been employed by the Company for an additional twelve (12) months following his termination date.

In connection with the termination of Mr. Gannon as the Company’s President and Chief Operating Officer on May 27, 2005, the Company entered into an agreement to pay Mr. Gannon $500,010 in cash in a single lump sum and $123,067.50 in cash, representing the cash value of his unvested restricted stock valued as of the termination date. In addition, the vesting of his unvested stock options has been accelerated by 12 months and the exercise period for his vested stock options was extended to May 26, 2006. He will also receive relocation assistance through June 2006 in an amount currently estimated to be $102,505. In accordance with the terms of a forgivable loan that Quantum had granted to Mr. Gannon on October 18, 2001, Quantum released Mr. Gannon from any obligation to repay the outstanding principal portion of and interest accrued on this loan in the total amount of $31,000.

In connection with the termination of Mr. Kreigler’s employment as the Company’s Senior Vice President and General Manager of the Storage Systems business unit on June 1, 2005, the Company entered into an agreement to pay Mr. Kreigler $304,500 in a single lump sum.

In connection with the hiring of Howard L. Matthews III as the Company’s President and Chief Operating Officer as of June 1, 2005, Quantum entered into an employment offer letter with Mr. Matthews pursuant to which Mr. Matthews receives an annual salary of $350,000 and pursuant to which he received 1,500,000 stock options and 100,000 shares of restricted stock. 25% of the stock options fully vested on June 1, 2006 and the remainder will vest monthly thereafter at the rate of 1/48th of the original grant amount over the following three years.  25% of the restricted stock vested on June 1, 2006 and 25% is scheduled to vest on each of June 1, 2007, June 1, 2008 and June 1, 2009, provided that Mr. Matthews continues to be employed by Quantum on such dates.  To assist with commuting expenses, Quantum will also pay Mr. Matthews $25,000 in cash annually. In the event the employment of Mr. Matthews is terminated involuntarily other than for “cause”, where there has not occurred a change of control, he will receive: i) the equivalent of 52 weeks base salary; ii) the equivalent of 12 months benefits coverage; and iii) the greater of a) accelerated vesting of 50% of his unvested stock options and restricted stock, or b) 12 months of accelerated vesting of his unvested stock options and restricted stock.  On January 4, 2005, Mr. Matthews entered into a Transaction Bonus and Severance Protection Letter with Certance LLC, which was subsequently acquired by Quantum. Pursuant to this agreement, Mr. Matthews received a cash transaction bonus of $410,072 and severance benefits of $900,000 due to the termination of his employment with Certance LLC.

In connection with the hiring of Mr. Hayes as Chief Financial Officer as of July 1, 2004, Quantum and Mr. Hayes entered into an employment offer letter pursuant to which Mr. Hayes receives an annual salary of $350,000 and pursuant to which he received 400,000 stock options and 100,000 shares of restricted stock.  25% of the stock options vested on July 1, 2005 and the remainder vests monthly thereafter at the rate of 1/48th of the original grant amount over the following three years.  50% of the restricted stock vested on July 1, 2004, 25% vested on July 1, 2005 and the remaining 25% will vest on July 1, 2006. In the event the employment of Mr. Hayes is terminated involuntarily where there has not occurred a change of control, he will receive: i) the equivalent of 52 weeks base salary; ii) the equivalent of 12 months benefits coverage; and iii) the greater of a) accelerated vesting of 50% of his unvested stock options and restricted stock, or b) 12 months of accelerated vesting of his unvested stock options and restricted stock.

Director Compensation

During Fiscal 2006, each director who was not an employee of the Company (each, a “Non-Management Director”) received a base annual retainer of $42,000, plus an additional annual retainer of $7,500 for each committee on which such director served as a member. The aggregate retainer is paid 75% in cash and 25% in restricted stock.  The restricted stock vests 50% upon grant and 50% after one year from the grant date provided that the director continues to be a member of Quantum’s Board at that time.  No per-meeting fees are paid.  In addition, the Chairman of each Board Committee and the lead independent director received the following annual retainers, all of which were paid in cash: $10,000 for the Chairman of the Audit Committee, $7,500 for the Chairman of the Leadership and Compensation Committee and for the Chairman of the Governance and Nominating Committee and $10,000 for the lead independent director.

Options and restricted stock are granted to Non-Management Directors under the 2003 Nonemployee Director Equity Incentive Plan (“Director Plan”), which was approved by the Company’s stockholders at the 2003 annual meeting of Stockholders. The Board, in its discretion, selects Non-Management Directors to whom options may be granted, the time or times at which such options may be granted, the number of shares subject to each grant and the period over which such options become exercisable.  During Fiscal 2006, Michael A. Brown, Alan L. Earhart, Edward M. Esber, Jr., and Steven C. Wheelwright each received an option to purchase 18,750 shares of Common Stock.  Mary Agnes Wilderotter, who left the Company’s Board in Fiscal 2006, also received an option to purchase 18,750 shares of Common Stock.  John M. Partridge, who joined the Board in February 2006, received an option to purchase 9,375 shares of Common Stock.  All options were granted at an exercise price of $2.89.  These options will fully vest on September 1, 2006.  In addition, in Fiscal 2006, Quantum granted to each of Elizabeth A. Fetter and Thomas S. Buchsbaum, both of whom joined the Board in that fiscal year, an option to purchase 45,000 shares of Common

Stock at the following exercise prices: $2.89 for Ms. Fetter’s option and $2.98 for Mr. Buchsbaum’s option. The options granted to Ms. Fetter and Mr. Buchsbaum vest 25% approximately one year after they are granted. Thereafter, the remaining options vest 1/36th per month over the next three years. All options granted to Non-Management Directors in Fiscal 2006 contain the following terms: (i) the exercise price per share of Common Stock was 100% of the fair market value of the Company’s Common Stock on the date the option was granted; (ii) the options expire seven years after the date of grant; and (iii) the option may be exercised only while the director remains a director or within 12 months after the date the director ceases to be a director of the Company, or such longer period as may be determined by the administrator of the Director Plan.  On November 14, 2005, the Leadership and Compensation approved an amendment to each existing Board member stock option grant with a grant price greater than the closing price of Quantum’s stock on November 14, 2005 of $2.98 so that it terminates 12 months following termination of Board service rather than 90 days following such termination, which had traditionally been the post-termination exercise period.  Board member stock option grants with grant prices less than $2.98 were not amended and continue to terminate 90 days following the termination of Board service.

The Board generally may amend or terminate the Director Plan at any time and for any reason, except that the Board will obtain stockholder approval for material amendments to such plan, as required by the rules of the New York Stock Exchange.

Employee directors are not compensated for their service on the Board or on committees of the Board.

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following discloses Quantum’s equity compensation plan information:

	Year ended March 31, 2006

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (4)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2) (4)

Equity Compensation Plans approved by stockholders (1)	24,522	$4.61	48,700
Equity Compensation Plans not approved by stockholders (3)	3,246	$7.07	N/A

	27,768		48,700

(1)  The 1993 Long-Term Incentive Plan provides for an annual increase to the number of shares available under the Plan equal to 4% of the total number of shares of Quantum Corporation common stock outstanding as at the end of the immediately preceding fiscal year. The Employee Stock Purchase Plan provides for an annual increase to the number of shares available under the Plan equal to the lesser of (a) 5,000,000 shares, (b) 2% of the shares outstanding on the date of the increase or (c) a lesser amount, as determined by the Board

(2)  Does not include purchase rights accruing under the Employee Stock Purchase Plan for offerings beginning after January 23, 2004, the number and exercise price of which are not determinable until the expiration of such offering periods.

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

(4)  In thousands.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 30, 2006 certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all current directors and executive officers as a group.  Unless otherwise indicated, the business address for the beneficial owners listed below is 1650 Technology Drive, Suite 700, San Jose, CA 95110.

Name	Number of Shares Beneficially Owned (1)		Approximate Percentage of Shares Owned (2)

Elm Ridge Capital Management, LLC	10,126,775	(3)	5.36%
3 West Main Street, 3rd Floor
Irvington, NY 10533
Legg Mason, Inc.	16,030,849	(4)	8.48%
100 Light Street
Baltimore, MD 21202-1099
Noonday Asset Management, L.P.	11,058,853	(5)	5.85%
227 West Trade Street, Suite 2140
Charlotte, NC 28202
NWQ Investment Management Company, LLC	32,718,524	(6)	17.32%
2049 Century Park East, 4th Floor
Los Angeles, CA 90067
Private Capital Management, Inc	39,949,569	(7)	21.14%
8889 Pelican Bay Blvd., Suite 500
Naples, FL 34108
Richard E. Belluzzo	3,541,787	(8)	1.87%
Michael A. Brown	94,783	(9)	*
Thomas S. Buchsbaum	0	(10)	*
Anthony E. Carrozza	494,982	(11)	*
Alan L. Earhart	63,997	(12)	*
Edward M. Esber, Jr.	224,829	(13)	*
Elizabeth A. Fetter	4,372	(14)	*
Edward J. Hayes, Jr.	396,000	(15)	*
Howard L. Matthews, III	506,250	(16)	*
John M. Partridge	22,496	(17)	*
Steven C. Wheelwright	132,947	(18)	*
Jim L. Wold	215,380	(19)	*
All directors and executive officers as a group (16 persons)	6,903,173	(20)	3.65%

(*) Less than 1%.

(1)  Except pursuant to applicable community property laws or as indicated in the footnotes to this table, to the Company’s knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2)  Applicable percentage ownership is based on 188,950,866 shares of Common Stock outstanding as of June 1, 2006. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days after June 1, 2006, are considered beneficially owned by the holder, but such shares are not deemed outstanding for computing the percentage ownership of any other person.

(3)  Information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2006.  Elm Ridge Capital Management LLC is a limited liability company. Ronald Gutfleish is affiliated with Elm Ridge Capital Management LLC. Each of Mr. Gutfleish and Elm Ridge Capital Management LLC have shared voting and dispositive power with respect to all such shares.  Mr. Gutfleish disclaims beneficial ownership of the shares except to the extent of his pecuniary interest in such shares.

(4)  Information is based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006 by CAM North America, LLC, Salomon Brothers Asset Management Inc. and Smith Barney Fund Management LLC, all affiliated companies of Legg Mason, Inc, which purchased Citigroup Global Markets Inc.’s Asset Management division effective December 1, 2005.

(5)  Information is based on a Schedule 13G filed with the Securities and Exchange Commission on March 16, 2006 by Noonday Asset Management, L.P., a Delaware limited partnership and certain of its affiliates.

(6)  Information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on May 24, 2006 by NWQ Investment Management Company, LLC, an investment advisor and a Delaware limited liability corporation.     NWQ states in such filing that the securities of the Company reported on such Schedule 13G/A are beneficially owned by clients of NWQ Investment Management Company, LLC.

(7)  Information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2006 by Private Capital Management, L.P., a Delaware limited partnership (“PCM”), Bruce S. Sherman, the Chief Executive Officer of PCM, and Gregg J. Powers, President of PCM.  PCM, Mr. Sherman and Mr. Powers have shared voting power and shared dispositive power with respect to all 39,949,569 shares.  Of these shares, Mr. Sherman and Mr. Powers disclaim beneficial ownership of those shares held by PCM’s clients and managed by PCM. Mr. Sherman and Mr. Powers disclaim the existence of a group.

(8)  Represents 32,529 shares of Common Stock and 3,509,258 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.

(9)  Represents 73,785 shares of Common Stock, of which 2,782 shares are restricted shares, and 20,998 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.  The restricted shares are scheduled to fully vest on 9/13/06, provided that Mr. Brown continues to be a director of the Company at that time.

(10) None of the granted Common Stock options were exercisable at June 1, 2006, or within sixty (60) days thereafter.

(11) Represents 55,671 shares of Common Stock, of which 28,250 are restricted shares, and 439,311 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.  The restricted shares are scheduled to vest as follows: 8,813 shares on each of July 1, 2006 and July 1, 2007 and 5,312 shares on each of July 1, 2008 and July 1, 2009, provided that Mr. Carrozza continues to be employed by Quantum on such dates.

(12) Represents 9,622 shares of Common Stock, of which 3,279 shares are restricted shares, and 54,375 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.  The restricted shares are scheduled to fully vest on September 13, 2006, provided that Mr. Earhart continues to be a director of the Company at that time.

(13) Represents 52,073 shares of Common Stock, of which 4,273 shares are restricted shares, and 172,756 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.  The restricted shares are scheduled to fully vest on September  13, 2006, provided that Mr. Esber continues to be a director of the Company at that time.  The Esber Family Trust holds 40,000 shares.

(14) Represents 4,372 shares of Common Stock, of which 2,186 shares are restricted shares.  The restricted shares are scheduled to fully vest on September 13, 2006, provided that Ms. Fetter continues to be a director of the Company at that time.

(15) Represents 108,500 shares of Common Stock, of which 33,500 are restricted shares, and 287,500 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.  The restricted shares are scheduled to vest as follows: 27,125 shares on July 1, 2006; and 2,125 shares on each of July 1, 2007; July 1, 2008 and July 1, 2009, provided that Mr. Hayes continues to be employed by Quantum on such dates.

(16) Represents 100,000 shares of Common Stock, of which 75,000 are restricted shares, and 406,250 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.  The restricted shares are scheduled to vest as follows: 25,000 shares on each of June 1, 2007, June 1, 2008 and June 1, 2009, provided that Mr. Matthews continues to be employed by Quantum on such dates.

(17) Represents 6,559 shares of Common Stock, of which 3,279 shares are restricted shares and 15,937 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.  The restricted shares are scheduled to fully vest on September 13, 2006, provided that Mr. Partridge continues to be a director of the Company at that time.

(18) Represents 10,616 shares of Common Stock, of which 3,776 shares are restricted shares and 122,331 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.  The restricted shares are scheduled to fully vest on September 13, 2006, provided that Mr. Wheelwright continues to be a director of the Company at that time.

(19) Represents 45,173 shares of Common Stock, of which 28,250 are restricted shares, and 170,207 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.  The restricted shares are scheduled to vest as follows: 5,313 shares on each of July 1, 2006 and July 1, 2007 and 5,312 on each of July 1, 2008 and July 1, 2009; and 3,500 on each of January 25, 2007 and January 25,2008, provided that Mr. Wold continues to be employed by Quantum on such dates.

(20) Represents 695,339 shares of Common Stock, some of which are restricted shares, and 6,207,834 shares subject to Common Stock options that were exercisable at June 1, 2006 or within sixty (60) days thereafter.

ITEM 13.           Certain Relationships and Related Transactions

The Company has entered into indemnification agreements with its executive officers, directors and certain significant employees containing provisions that are in some respects broader than the specific indemnification provisions contained in the General Corporation Law of Delaware. These agreements provide, among other things, for indemnification of the executive officers, directors and certain significant employees in proceedings brought by third parties and in stockholder derivative suits. Each agreement also provides for advancement of expenses to the indemnified party.

The Company has entered into agreements with its Non-Management Directors whereby in the event that there is a “change of control” of the Company (which is defined in the agreements to include, among other things, a merger or sale of all or substantially all of the assets of the Company or a reconstitution of the Company’s Board) and, within 18 months of the change of control, the Director’s performance of services as a Board member terminates other than as a result of death or Disability (as defined in the Agreement), then, to the extent that any portion of any equity-based compensation awards held by such Director is not vested at the time of termination, all such unvested awards will automatically vest.

Please also see the disclosure under the Section “Employment Terms, Termination of Employment and Change-In-Control Arrangements” in Item 11. “Executive Compensation”.

ITEM 14.            Principal Accountant Fees and Services

Representatives of E&Y attended all regular meetings of the Audit Committee in fiscal year 2006. Quantum expects that a representative of E&Y will attend the Annual Meeting, and the representative will have an opportunity to make a statement if he or she so desires. The representative will also be available to respond to appropriate questions from stockholders.

The following table shows the fees billed for various professional services by E&Y for fiscal years 2006 and 2005:

	Amounts in thousands	Fiscal Year

		2006	2005

	Audit Fees (1)	$2,385	$3,020
	Audit-related Fees (2)	17	127
	Tax Compliance Fees (3)	252	265
	Tax Consulting Fees (3)	69	185

	Total	$2,723	$3,597

(1)

Audit fees include the audit of Quantum’s annual financial statements, review of financial statements included in Quantum’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with foreign statutory and regulatory filings or engagements for those fiscal years and include services in connection with assisting the Company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations.  Audit fees also include advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, including the application of proposed accounting rules, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” containing observations and discussions on internal control matters.

97
(2)

This category consists of assurance and related services performed by E&Y that are reasonably related to the performance of the audit or review of Quantum’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category are for acquisitions.

(3)

This category consists of professional services rendered by E&Y for tax compliance and tax consulting.  The tax compliance services principally include preparation and/or review of various tax returns, assistance with tax return supporting documentation, and tax return audit assistance.  The tax consulting services principally include advice regarding mergers and acquisitions, international tax structure, and other strategic tax planning opportunities.

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules

Upon written request, Quantum will provide, without charge, a copy of Quantum’s Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for Quantum’s most recent fiscal year. All requests should be sent to:

     Investor Relations
     Quantum Corporation
     1650 Technology Drive Suite 700
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

(b)    Exhibits

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Registrant	10-Q	001-13449	3.2	November 4, 2005
3.3	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000
3.4	Amendment to Amended and Restated By-laws of Registrant, effective September 2, 2004.	10-Q	001-13449	3.3	November 3, 2004
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999
4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002
4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors.	10-K	001-13449	10.1	June 30, 2003
10.2	Form of Officer Change of Control Agreement, dated April 1, 2005, between Registrant and the Executive Officers (other than the Chief Executive Officer).	8-K	001-13449	10.2	April 7, 2005
10.3	Chief Executive Officer Change of Control Agreement, dated April 1, 2005, between Registrant and the Chief Executive Officer.	8-K	001-13449	10.1	April 7, 2005
10.4	Form of Director Change of Control Agreement, dated April 1, 2005, between Registrant and the Directors.	8-K	001-13449	10.3	April 7, 2005
10.5	1993 Long-Term Incentive Plan (as amended and restated effective February 27, 2006) *	8-K	001-13449	10.2	March 3, 2006
10.6	1993 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement. *	8-K	001-13449	10.3	March 3, 2006
10.7	1993 Long-Term Incentive Plan Form of Stock Option Agreement. *	Schedule TO	005-35818	99(d)(5)	June 4, 2001
10.8	Nonemployee Director Equity Incentive Plan *	Schedule 14A	001-13449	Appendix A	July 21, 2003
10.9	Nonemployee Director Equity Incentive Plan - Form of Restricted Stock Agreement *	10-K	001-13449	10.9	June, 14, 2004
10.10	Amended Employee Stock Purchase Plan. *	8-K	001-13449	10.1	November 18, 2004

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.11	Termination Agreement and General Release of All Claims, dated January 26, 2005, between the Company and John Gannon.	8-K	001-13449	10.1	January 27, 2005
10.12	Employment Offer Letter, dated June 7, 2004, between Registrant and Edward J. Hayes, Jr. *	10-Q	001-13449	10.2	August 4, 2004
10.13	Employment Agreement, dated January 21, 2005, between the Company and Lew Frauenfelder. *	8-K	001-13449	10.2	January 27, 2005
10.14	Transaction Bonus and Severance Protection Agreement, dated as of January 4, 2005, between Certance LLC and Jim Wold*	10-K	001-13449	10.46	June 8, 2005
10.15	Employment Offer Letter, dated May 26, 2005, between the Company and Howard L. Matthews III*	8-K	001-13449	10.1	June 2, 2005
10.16	Termination Agreement and General Release of All Claims, dated June 1, 2005, between the Company and George Kreigler III*	8-K	001-13449	10.2	June 2, 2005
10.17	Transaction Bonus and Severance Protection Agreement, dated January 4, 2005, between Certance, LLC and Howard L. Matthews III*	8-K	001-13449	10.3	June 2, 2005
10.18	Form of Director Grant Agreement*	8-K	001-13449	10.1	September 29, 2005
10.19	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.20	Resale Registration Rights Agreement, dated July 30, 2003, between Registrant, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and McDonald Investments Inc.	S-3	333-109587	4.3	October 9, 2003
10.21	Amended and Restated Credit Agreement, among Quantum Corporation, Keybank National Association, as Administrative Agent, and the other lenders, dated as of October 26, 2005	8-K	001-13449	10.1	November 1, 2005
10.22	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6	8-K	001-13449	10.1	February 10, 2006
10.23	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A)	8-K	001-13449	10.2	February 10, 2006
10.24	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B)	8-K	001-13449	10.3	February 10, 2006

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.25	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C)	8-K	001-13449	10.4	February 10, 2006
10.26	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation	8-K	001-13449	10.1	March 3, 2006
10.27	Agreement and Plan of Merger by and among Registrant, Agate Acquisition Corp. and Advanced Digital Information Corporation, dated May 2, 2006	8-K	001-13449	2.1	May 5, 2006
10.28	Form of Voting Agreement entered into with certain Directors and Officers, dated May 2, 2006	8-K	001-13449	10.1	May 5, 2006
10.29	Particulars and Conditions of Sale between Quantum Perepheral Products (Ireland) Limited (as Vendor) and Ronan Egan ( in Trust) (as Purchaser)	8-K	001-13449	10.1	May 9, 2006
10.30	License Agreement, between Quantum Perepheral Products (Ireland) Limited (as Licensee) and Ciaran O’ Donoghue and Nuiall O’ Donoghue (as Licensor)	8-K	001-13449	10.2	May 9, 2006
10.31	Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000 by and among Registrant, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits).	10-Q	001-13449	10.1	February 14, 2001
10.32	Tax Sharing and Indemnity Agreement by and among Quantum Corporation, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004
10.33	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005
10.34	Asset Purchase Agreement, dated as of August 29, 2002, by and between Quantum Peripherals (M) Sdn. Bhd. And Jabil Circuit Sdn. Bhd.	10-Q	001-13449	10.1	November 13, 2002
10.35	Master Supply Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.	10-Q	001-13449	10.4	February 12, 2003
10.36	Amendment, dated as of April 1, 2003, to Master Supply and Intellectual Property License Agreement, dated December 10, 2002, between Registrant and Jabil Circuit, Inc.	10-Q/A	001-13449	10.1	February 20, 2004
10.37	Amendment No. 2, dated as of December 23, 2003, to Master Supply and Intellectual Property License Agreement, dated December 10, 2002, between Registrant and Jabil Circuit, Inc.	10-K	001-13449	10.38	June 14, 2004

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.38	Repair Services Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.	10-Q	001-13449	10.5	February 12, 2003
10.39	Transition Services Agreement, dated as of December 10, 2002, between Registrant and Jabil Circuit, Inc.	10-Q	001-13449	10.6	February 12, 2003
10.40	Agreement and Plan of Merger, dated as of October 20, 2004, among Registrant, Certance Holdings, an exempted company organized under the laws of the Cayman Islands, New SAC, an exempted company organized under the laws of the Cayman Islands and the principal stockholder of Certance, and Quartz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant.	8-K	001-13449	10.1	October 25, 2004
10.41	Letter Agreement, dated December 19, 2005, between Registrant and New SAC	8-K	001-13449	10.1	December 22, 2005
12.1	Ratio of Earnings to Fixed Charges. ‡
21	Quantum Subsidiaries. ‡
23.1	Consent of Independent Registered Public Accounting Firm. ‡
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

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

Dated: June 12, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 12, 2006.

Signature	Title

/s/ RICHARD E. BELUZZO	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Richard E. Belluzzo

/s/ EDWARD J. HAYES, JR.	Executive Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)
Edward J. Hayes, Jr.

/s/ MICHAEL A. BROWN	Director

Michael A. Brown

/s/ THOMAS S. BUCHSBAUM	Director

Thomas S. Buchsbaum

/s/ ALAN L. EARHART	Director

Alan L. Earhart

/s/ EDWARD M. ESBER, JR.	Director

Edward M. Esber, Jr.

/s/ ELIZABETH A. FETTER	Director

Elizabeth A. Fetter

/s/ JOHN M. PARTRIDGE	Director

John M. Partridge

/s/ STEVEN C. WHEELWRIGHT	Director

Steven C. Wheelwright

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

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this  report based on such evaluation;  and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

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

Date: June 12, 2006

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

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this  report based on such evaluation; and

d)

disclosed in this  report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

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

Date: June 12, 2006

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President, Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard E. Belluzzo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Quantum Corporation, on Form 10-K for the year ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

Date: June 12, 2006

QUANTUM CORPORATION

/s/ RICHARD E. BELLUZZO

Richard E. Belluzo Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Edward J. Hayes, Jr., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Quantum Corporation, on Form 10-K for the year ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

Date: June 12, 2006

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President, Finance and Chief Financial Officer