Form 10-Q
period 2006-06-30
QUANTUM CORP /DE/
filed 2006-08-07
CIK 709283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-13449

QUANTUM CORPORATION

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 700, San Jose, California 95110

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

As of the close of business on August 1, 2006, approximately 188.9 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended

	June 30, 2006	June 27, 2005

Product revenue	$159,044	$176,094
Royalty revenue	27,551	30,543

Total revenue	186,595	206,637

Cost of revenue	134,570	149,195

Gross margin	52,025	57,442

Operating expenses:
Research and development	24,083	29,182
Sales and marketing	20,960	21,808
General and administrative	10,261	10,789
Restructuring charges (reversals)	83	(78)

	55,387	61,701

Loss from operations	(3,362)	(4,259)
Interest income and other, net	1,963	2,174
Interest expense	(2,162)	(2,791)

Loss before income taxes	(3,561)	(4,876)
Income tax provision	15	601

Net loss	$(3,576)	$(5,477)

Net loss per share
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Weighted average common and common equivalent shares
Basic	188,198	182,868
Diluted	188,198	182,868

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
  (In thousands)

	June 30, 2006	March 31, 2006
	(Unaudited)	(1)

Assets
Current assets:
Cash and cash equivalents	$70,985	$123,298
Short-term investments	141,173	99,975
Accounts receivable, net of allowance for doubtful accounts of $7,778 and $7,843, respectively	118,958	114,020
Inventories	87,651	88,963
Service inventories	63,528	57,316
Deferred income taxes	7,425	7,422
Other current assets	35,739	30,869

Total current assets	525,459	521,863

Long-term assets:
Property and equipment, less accumulated depreciation	34,925	38,748
Purchased technology, less accumulated amortization	36,625	41,237
Other intangible assets, less accumulated amortization	7,647	8,572
Goodwill	47,178	47,178
Other long-term assets	7,553	5,746

Total long-term assets	133,928	141,481

	$659,387	$663,344

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$69,344	$67,306
Accrued warranty	30,242	32,422
Accrued restructuring charges	5,916	13,019
Other accrued liabilities	104,477	102,531

Total current liabilities	209,979	215,278
Long-term liabilities:
Deferred income taxes	6,961	6,995
Convertible subordinated debt	160,000	160,000

Total long-term liabilities	166,961	166,995
Commitments and contingencies
Stockholders' equity:
Common stock	276,654	274,579
Accumulated other comprehensive income	5,747	2,870
Retained earnings	46	3,622

Stockholders' equity	282,447	281,071

	$659,387	$663,344

(1)  Derived from the March 31, 2006 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal year 2006, as filed with the Securities and Exchange Commission on June 12, 2006.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	June 30, 2006	June 27, 2005

Cash flows from operating activities:
Net loss	$(3,576)	$(5,477)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	10,365	11,151
Gain on Ireland facility closure	(476)	-
Deferred income taxes	(37)	11
Share-based compensation	1,778	137
Changes in assets and liabilities:
Accounts receivable	(4,938)	9,014
Inventories	1,312	(3,126)
Service inventories	(6,212)	1,305
Accounts payable	2,038	(4,639)
Income taxes payable	(624)	(710)
Accrued warranty	(2,180)	(75)
Accrued restructuring	(7,103)	(3,608)
Other assets and liabilities	(2,590)	3,901

Net cash provided by (used in) operating activities	(12,243)	7,884

Cash flows from investing activities:
Purchases of short-term investments	(287,473)	(601,200)
Proceeds from sale of short-term investments	246,275	495,575
Purchases of property and equipment	(5,169)	(5,867)
Proceeds from the sale of Ireland facility	6,000	-
Payments made in connection with business acquisitions	-	(14,329)

Net cash used in investing activities	(40,367)	(125,821)

Cash flows from financing activities:
Proceeds from issuance (repurchases) of common stock, net	297	(22)

Net cash provided by (used in) financing activities	297	(22)

Net decrease in cash and cash equivalents	(52,313)	(117,959)
Cash and cash equivalents at beginning of period	123,298	225,136

Cash and cash equivalents at end of period	$70,985	$107,177

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$150	$347

Income taxes, net of refunds	$634	$(319)

Value of common stock tendered in satisfaction of employees'
income taxes on vesting of employee stock options	$5	$72

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:    Description of Business

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, a global leader in storage, delivers highly reliable backup, recovery and archive solutions that meet demanding requirements for data integrity and availability with superior price/performance and comprehensive service and support. Quantum offers customers of all sizes a range of solutions, from leading tape drive and media technologies, autoloaders, and libraries to disk-based backup systems.

Note 2:    Share-based Compensation Expense

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS No. 123R").  SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is equal to the market price of Quantum common stock on the date of grant.  The company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Accordingly, prior to the adoption of SFAS No. 123R only share-based compensation related to the issuance of restricted stock awards were recognized in the statements of operations, since they were issued at a discount.

The Company employed the modified prospective method of adoption for SFAS No. 123R, under which the compensation cost recognized by the Company beginning in fiscal year 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company uses the ratable attribution method to recognize share-based compensation costs over the service period of the award.

Quantum has Stock Option Plans (the “Plans”) that provide for the issuance of stock options, stock appreciation rights, stock purchase rights, restricted stock awards, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. Beginning in the first quarter of fiscal year 2007, Quantum also began issuing restricted stock units to existing employees with a purchase price of $0.00.  Quantum will continue granting stock options to newly hired employees.  Stock options granted to newly hired employees during the three months ended June 30, 2006 and June 27, 2005 generally vest 25% on the first anniversary of the vest begin date with the remainder vesting monthly at the rate of 1/48th over the following 3 years and have contractual terms of seven years.  Stock options granted during the three months ended June 27, 2005 to existing employees generally vest monthly over four years and have contractual terms of seven years.  Restricted stock awards and units granted during the three months ended June 30, 2006 and June 27, 2005 generally vest over two to four years.  The Company does not have any performance-based awards outstanding as of June 30, 2006.

The Plans have reserved 56.2 million shares of stock for future issuance.  As of June 30, 2006, 29.9 million shares of stock were available for grant. Quantum also has an employee stock purchase plan (“purchase plan”), under which employees can purchase stock at 85% of the lesser of the market price at the beginning or the end of the 6-month purchase period.

Share-based compensation recognized in fiscal year 2007 as a result of the adoption of SFAS No. 123R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123R use the Black-Scholes Merton option pricing model for estimating fair value of options granted under the Company’s plans and rights to acquire stock granted under the Company’s purchase plan.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to options granted under the Company’s plans and rights to acquire stock granted under the Company’s purchase plan:

(In thousands, except per-share data)
Three Months Ended
June 30, 2006
Share-based compensation expense included in operations:
Cost of revenue	$251
Research and development	477
Sales and marketing	340
General and administrative	710

Total share-based compensation expense effect on net income	$1,778

Share-based compensation expense by type of employees awards:
Stock options	$1,204
Stock purchase plan	359
Restricted stock awards	215

$1,778

Share-based compensation effects on basic earnings per common share	$(0.01)
Share-based compensation effects on diluted earnings per common share	$(0.01)

The impact to loss before income taxes and net loss are the same since the impact to the tax provision is minimal due to valuation allowances recorded for deferred tax assets on stock option expenses.  In accordance with SFAS No. 123R, the Company adjusts share-based compensation on an annual basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter of fiscal year 2007 was insignificant.

The total share-based compensation cost capitalized as part of inventory as of June 30, 2006 was not material. During the first quarter of fiscal year 2007, the tax benefit realized for the tax deduction from option exercises and other awards was zero. As of June 30, 2006, there was $4.6 million of total unrecognized compensation costs related to stock options granted under the company’s plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.34 years. Total intrinsic value of options exercised for the three months ended June 30, 2006 was not material.  As of June 30, 2006, there was $1.5 million of total unrecognized compensation costs related to nonvested restricted stock awards and units granted under the company’s plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.48 years.  The total fair value of restricted shares vested during the period ended June 30, 2006 was $0.1 million.   The Company settles employee stock option exercises with newly issued common shares.

Pro Forma Information Under FAS 123

Prior to fiscal year 2007, Quantum accounted for its share-based compensation plans using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Only share-based compensation relating to restricted stock awards was reflected in net loss in the three months ended June 27, 2005, as generally all other stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, Quantum’s net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per-share data)
Three Months Ended
June 27, 2005

Reported net loss	$(5,477)
Share-based employee compensation determined under the fair value method for all awards, net of tax effects	(1,928)

Pro forma net loss	$(7,405)

Reported net loss per share	$(0.03)
Net effect per share of option fair value amortization	(0.01)

Basic and diluted pro forma net loss per share	$(0.04)

Determining Fair Value Under FAS 123R

Quantum estimates the fair value of share-based awards granted using the Black-Scholes-Merton option valuation model. Quantum amortizes the fair value of all awards on a ratable basis over the requisite service periods, which are generally the vesting periods.  The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. Stock purchases under the purchase plan have an expected life of six months, which is equal to the purchase period.    Quantum estimates the volatility of its common stock based on the historical volatility of its own common stock over the most recent period corresponding with the estimated expected life of the award.  Quantum based the risk-free interest rate used in the Black-Scholes Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.   Quantum has never paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes Merton option valuation model.  Quantum uses historical data to estimate pre-vesting option forfeitures and records share-based compensation only for those awards that are expected to vest.

The weighted average estimated fair values and the assumptions used in calculating such values for the Plans during each fiscal period are as follows:

	Three Months Ended

	June 30, 2006	June 27, 2005

Option life (in years)	4.2	3.26
Risk-free interest rate	4.87%	3.73%
Stock price volatility	0.66	0.71
Dividend yield	–	–
Weighted-average grant date fair values	$1.76	$1.15

Under the purchase plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the fourth quarter of fiscal year 2006 and fiscal year 2005 was estimated at the date of grant.   In January 2005, the Stock Purchase Plan was modified from a 2-year look back to a 6 month look back option.  The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Three Months Ended

	March 31, 2006	March 31, 2005

Option life (in years)	0.50	0.53
Risk-free interest rate	4.29%	3.61%
Stock price volatility	0.34	0.73
Dividend yield	–	–
Weighted-average grant date fair values	$0.87	$1.00

A summary of activity relating to Quantum’s Plans follows:

	Options (In thousands)	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)

Outstanding as of March 31, 2006	27,768	$4.90
Granted	157	$2.91
Exercised	(122)	$2.50
Expired	(1,325)	$7.38
Canceled	(216)	$2.89

Outstanding as of June 30, 2006	26,262	$4.80	5.33	$956

Vested and expected to vest at June 30, 2006	25,015	$4.90	5.33	$946

Exercisable as of June 30, 2006	18,823	$5.56	5.06	$878

The following tables summarize information about options outstanding and exercisable as of June 30, 2006:

Range of Exercise Prices			Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Options Exercisable (In thousands)	Weighted Average Exercise Price

$0.96	-	$2.76	6,914	$2.52	5.79	3,149	$2.37
$2.80	-	$2.95	5,498	$2.93	4.37	3,255	$2.94
$2.97	-	$3.78	6,061	$3.35	6.48	4,771	$3.33
$3.82	-	$9.70	5,671	$7.73	4.99	5,531	$7.82
$9.75	-	$24.11	2,118	$13.46	3.83	2,117	$13.46

			26,262	$4.80	5.33	18,823	$5.56

A summary of activity relating to Quantum’s restricted stock awards follows:

	Awards (In thousands)	Weighted-Avg. Grant Date Fair Value

Nonvested at March 31, 2006	789	$2.82
Vested	(29)	$2.62
Forfeited	(30)	$2.89

Nonvested at June 30, 2006	730	$2.82

A summary of activity relating to Quantum’s restricted stock units follows:

	Units (In thousands)	Weighted-Avg. Period (In years)	Aggregate Intrinsic Value (In thousands)

Nonvested at March 31, 2006	-
Granted	8

Nonvested at June 30, 2006	8	3.76	$20

Vested and expected to vest at June 30, 2006	5	3.76	$14

Exercisable as of June 30, 2006	-		$-

Note 3:    Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2006 has been derived from the audited financial statements at that date.  However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited financial statements of Quantum for the fiscal year ended March 31, 2006, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 12, 2006.

In previous years, the Company reported two data storage business segments: Tape Drive and Storage Systems.  Beginning with the first quarter of fiscal year 2007, the Company is reporting one business segment as a result of organizational changes.  These changes include the integration of marketing, sales and research and development functions to enhance the product positioning and to lower the cost platforms between the Tape Drive and Storage Systems businesses.  As a result of these integration efforts, discrete financial information for each product group is no longer tracked below the gross margin level; management can no longer measure operating performance nor make resource allocation decisions for each product group.

Note 4:    Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share:

(In thousands, except per-share data)
	Three Months Ended

	June 30, 2006	June 27, 2005

Net loss	$(3,576)	$(5,477)

Weighted average shares outstanding used to compute basic and diluted net loss per share	188,198	182,868

Basic and diluted net loss per share	$(0.02)	$(0.03)

The computations of diluted net loss per share for the periods presented excluded the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share; and

•	Options to purchase 26.3 million shares and 33.5 million shares of Quantum common stock that were outstanding at June 30, 2006, and June 27, 2005, respectively.

Note 5:    Restructuring Charges

In fiscal years 2007 and 2006, Quantum took steps to reduce costs in an effort to return to profitability and rationalize its operations following past acquisitions. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Outsourcing manufacturing and repair operations;
•	Consolidating most of the operations supporting our two business segments; and
•	Reducing other general expenses, including consolidating and streamlining operations and administrative functions.

The following tables show the type of activity for the three months ended June 30, 2006 and June 27, 2005.

(In thousands)
	Three Months Ended

	June 30, 2006	June 27, 2005

By expense type
Severance and benefits (reversals)	$83	$(178)
Facilities	-	100

Total	$83	$(78)

By cost reduction actions
Consolidate the operations supporting our two business segments	$83	$(78)

First quarter fiscal year 2007

A $0.1 million net charge was recorded for severance as part of the continuing effort to streamline the Company’s marketing and IT functions.

First quarter fiscal year 2006

A $0.2 million charge was reversed because estimated severance costs were lower than originally anticipated.

A $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

The following two tables show the activity and the estimated timing of future payouts for cost reduction plans (for a complete discussion of Quantum’s restructuring charge activity in prior years, refer to Note 6 in Quantum’s Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 12, 2006):

(In thousands)	Severance and benefits	Facilities	Total

Balance as of March 31, 2006	$10,046	$2,973	$13,019
Restructuring charges	83	-	83
Cash payments	(6,751)	(435)	(7,186)

Balance as of June 30, 2006	$3,378	$2,538	$5,916

Estimated timing of future payouts:
Fiscal Year 2007	$2,738	$1,446	$4,184
Fiscal Year 2008 to 2013	640	1,092	1,732

	$3,378	$2,538	$5,916

The $5.9 million remaining restructuring charge accrual as of June 30, 2006 is comprised of obligations for severance and vacant facilities. The severance charges will be paid during fiscal years 2007 and 2008.  The facilities charges related to vacant facilities in Colorado Springs, Colorado; Boulder, Colorado; and Basingstoke, United Kingdom and will be paid over the respective lease terms, which continue through fiscal year 2013.

Note 6:    Goodwill and Intangible Assets

The following table summarizes goodwill by acquisition as of June 30, 2006 and March 31, 2006:

(In thousands)
Goodwill

ATL Products, Inc. (acquired October 1998)	$7,711
M4 Data	6,222
Benchmark	33,245

$47,178

Acquired intangible assets are amortized over their estimated useful lives, which generally range from two years to ten years.  In estimating the useful lives of intangible assets, management considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;
•	The tape automation products, in particular, have long development cycles and have experienced long product life cycles; and
•	The ability to leverage core technology into new tape automation products and, therefore, to extend the lives of these technologies.

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized:

(In thousands)	As of June 30, 2006			As of March 31, 2006

	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Purchased technology	$112,518	$(75,893)	$36,625	$112,518	$(71,281)	$41,237
Trademarks	22,560	(16,617)	5,943	22,560	(15,865)	6,695
Non-compete agreements	2,516	(2,516)	-	2,516	(2,516)	-
Customer lists	15,672	(13,968)	1,704	15,672	(13,795)	1,877
Assembled workforce	1,582	(1,582)	-	1,582	(1,582)	-

	$154,848	$(110,576)	$44,272	$154,848	$(105,039)	$49,809

As of June 30, 2006 and March 31, 2006, net goodwill and intangible assets were $91.5 million and $97.0 million, respectively, and represented approximately 14% and 15%, respectively, of total assets.

The total amortization expense related to intangible assets is provided in the table below:

(In thousands)
	Three Months Ended

	June 30, 2006	June 27, 2005

Purchased technology	$4,612	$4,225
Trademarks	752	751
Customer lists	173	307

	$5,537	$5,283

The total expected future amortization related to intangible assets is provided in the table below:

(In thousands)	Amortization

Nine months ending March 31, 2007	$12,077
Fiscal year 2008	14,067
Fiscal year 2009	7,929
Fiscal year 2010	4,194
Fiscal year 2011 and thereafter	6,005

Total as of June 30, 2006	$44,272

Note 7:  Inventories and Service Inventories

Inventories consisted of the following:

(In thousands)
	June 30, 2006	March 31, 2006

Materials and purchased parts	$38,576	$35,061
Work in process	8,044	8,571
Finished goods	41,031	45,331

	$87,651	$88,963

Service inventories consisted of the following:

(In thousands)
	June 30, 2006	March 31, 2006

Component parts	$41,293	$37,255
Finished units	22,235	20,061

	$63,528	$57,316

Note 8:  Accrued Warranty and Indemnifications

The following table details the quarterly change in the accrued warranty balance:

(In thousands)
	Three Months Ended

	June 30, 2006	June 27, 2005

Beginning balance	$32,422	$37,738

Additional warranties issued	5,425	6,463
Adjustments for warranties issued in prior fiscal years	-	886
Settlements made in cash	(7,605)	(7,424)

Ending Balance	$30,242	$37,663

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

Indemnifications

Quantum has certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of June 30, 2006, Quantum did not record a liability associated with these guarantees, as Quantum has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that Quantum maintains.

In the normal course of business to facilitate transactions of Quantum’s services and products, Quantum indemnifies certain parties with respect to certain matters. Quantum has agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, Quantum has entered into indemnification agreements with its officers and directors, and its bylaws contain similar indemnification obligations to its agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Quantum under these agreements have not had a material impact on its operating results, financial position, or cash flows.

Note 9:    Credit Agreements, Short-Term Debt and Convertible Subordinated Debt

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

Credit line

In December 2002, Quantum entered into a secured senior credit facility with a group of banks, providing Quantum with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line.  In March 2004, Quantum amended the secured senior credit facility to extend the maturity to March 2006 and adjust several covenant requirements.  In January 2005, Quantum amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition. The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The amount Quantum can borrow under the revolving credit facility is limited by the amount of accounts receivable and inventory.  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.   In February 2006, Quantum terminated the $50 million synthetic lease.  As of June 30, 2006, $2.5 million is committed to standby letters of credit.

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate plus a margin determined by a senior debt to earnings ratio as defined in the credit agreement. As of June 30, 2006, there were no borrowings under the revolving credit line.  The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line.  As of June 30, 2006, Quantum was in compliance with all of the covenants.

Note 10:    Income Taxes

The tax expense recorded for the three months ended June 30, 2006 and June 27, 2005 was $15,000 and $0.6 million, respectively. The current quarter's tax provision reflects expenses for foreign income taxes and state taxes of $0.5 million offset by a benefit related to an expected tax refund of $0.5 million for losses associated with the closure of Quantum’s Ireland facility.  The prior year's provision reflects foreign income taxes and state taxes.

In connection with the disposition of the Company’s hard-disk drive business to Maxtor, the Company and Maxtor entered into a Tax Sharing and Indemnity Agreement, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001.  Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8,760,000.  As of June 30, 2006 $7.3 million remains as the indemnity liability.  Quantum believes that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

Note 11:    Litigation

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

On August 8, 2003, a class action lawsuit was filed against Quantum in the Superior Court of the State of California for the County of San Francisco. Hitachi Maxell, Ltd., Maxell Corporation of America, Fuji Photo Film Co., Ltd., and Fuji Photo Film U.S.A., Inc. are named in the lawsuit as codefendants. The plaintiff, Franz Inc., alleges violation of California antitrust law, violation of California unfair competition law, and unjust enrichment.  In November 2005, the parties agreed to settle the litigation for a combination of cash and product contributions.  The settlement terms were approved by the Court on July 10, 2006.

Note 12:     Commitments and Contingencies

Commitments to purchase inventory

Since the third quarter of fiscal year 2003, a number of our tape drive and tape automation products have been manufactured for Quantum by Jabil or other contract manufactures.  Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon a forecast of customer demand provided by Quantum. Quantum is responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory.

As of June 30, 2006 Quantum issued non-cancelable purchase orders for $45.7 million to purchase finished goods from its contract manufacturers and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 13:    Comprehensive Loss

Total comprehensive loss, net of tax, if any, for the three months ended June 30, 2006 and June 27, 2005, is presented in the following table:

(In thousands)	Three Months Ended

	June 30, 2006	June 27, 2005

Net loss	$(3,576)	$(5,477)
Foreign currency translation adjustment	2,877	(102)

Total comprehensive loss	$(699)	$(5,579)

Note 14:     Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133 and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, and is effective for Quantum beginning in fiscal year 2008. Adoption of this standard is not expected to have a significant impact on its financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the company beginning in fiscal year 2008. The company is currently evaluating the impact this statement will have on its consolidated financial statements.

Note 15:   Pending Acquisition

On May 2, 2006, Quantum announced that it entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) to acquire Advanced Digital Information Corporation, a Washington corporation (“ADIC”), for approximately $803 million in cash paid to ADIC shareholders plus $8 million in direct costs of the acquisition. Pursuant to the terms of the Merger Agreement, each outstanding share of ADIC common stock will be exchanged for cash equal to $12.25 without interest, with the right to elect, in lieu of cash, 3.461 shares of Quantum common stock. The stock election is subject to pro-ration such that Quantum will issue no more than approximately 19.95% of the total number of shares of Quantum common stock outstanding immediately prior to the closing of the transaction.   In addition, Quantum will assume all of ADIC’s outstanding employee stock options according to an option exchange ratio defined in the Merger Agreement.  The applicable Hart-Scott-Rodino waiting period expired in July 2006 and certain foreign antitrust approvals were received.  Consummation of the merger is subject to customary conditions, including approval of the shareholders of ADIC.

On April 27, 2006, Quantum entered into a commitment letter (the “Commitment Letter”) for a $500 million senior credit facility with Keybank National Association (“KeyBank”). Quantum intends to use the proceeds from the Senior Credit Facility (i) to fund a portion of the proposed merger pursuant to the Merger Agreement, (ii) for working capital, and (iii) for other general corporate purposes.

Certain of the officers and directors of ADIC have entered into a voting agreement with Quantum (the “Voting Agreements”). The Voting Agreements provide that each of the ADIC officers and directors party to such Voting Agreements will vote all shares of capital stock of ADIC over which such person has voting control in favor of the approval of the Merger Agreement and the merger and against approval of any proposal made in opposition to or in competition with the consummation of the merger. The Voting Agreement terminates on the earlier of (i) the date of the merger, (ii) the date that the Merger Agreement has been validly terminated and (iii) May 2, 2007. The acquisition of ADIC is tentatively scheduled to close on August 18, 2006.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectation that the current installed base of tape drives will result in continued demand for the tape media cartridges, (2) our expectation that media royalties will continue to be a significant source of our DLT® revenues, gross margins, operating income and cash flow, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our expectation that we will incur additional future charges for anticipated restructurings, including the amounts of future payments and annualized cost savings resulting therefrom , (5) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (6) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion, (7) our belief that we have sufficient resources to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor, (8) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (9) our expectation that we will return to profitability, (10) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (11) our expectation that we will make additional acquisitions in the future, (12) our expectations about the timing and maximum amounts of our future contractual payment obligations, (13) our belief that our total foreign exchange rate exposure is not significant, (14) our expectations regarding timing of our new product introductions, (15) our expectations regarding the benefits of our proposed acquisition of ADIC, including revenue, gross margins, market share and customer benefits and (16) our expectations that we will consummate our acquisition of ADIC in August 2006 are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) a continued trend toward centralization of storage; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) acceptance of, and demand for, our products; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Trends and Uncertainties” elsewhere in this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:DSS), founded in 1980, a global leader in storage, delivers highly reliable backup, recovery and archive solutions that meet demanding requirements for data integrity and availability with superior price/performance and comprehensive service and support. We offer customers of all sizes a range of solutions, from tape drive and media technologies, autoloaders, and libraries to disk-based backup systems. We are the world's largest volume supplier of both tape drives and tape automation and have pioneered the development of disk-based systems optimized for backup and recovery.

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

We also design, develop, manufacture, market and sell the broadest portfolio of tape autoloaders and libraries and are one of the pioneers in the disk-based backup market, providing systems that emulate a tape library but are optimized for backup and recovery. Excellent service and support capabilities are key elements of our offerings. Our products serve the entire midrange data storage market from desktop to enterprise-class customers and are used to backup, recover and archive data in networked computing environments. With the Certance acquisition, we expanded our tape automation business by adding Certance’s complementary DDS-4, DAT-72 and LTO-3 autoloader products to our product portfolio. Some of our tape automations systems are manufactured in our facilities in Penang, Malaysia, Costa Mesa, California and Colorado Springs, Colorado.  All of our disk-based backup systems are built in Costa Mesa, California.  Jabil together with Flextronics International, Ltd. (“Flextronics”), Mitsumi, PSEC and Buero- und Datentechnik GmbH & Co. KG(“BDT”) manufacture our remaining tape automation systems.

In previous years, the Company reported two data storage business segments: Tape Drive and Storage Systems.  Beginning with the first quarter of fiscal year 2007, the Company is reporting one business segment as a result of organizational changes.  These changes include the integration of marketing, sales and research and development functions to enhance the product positioning and to lower the cost platforms between the Tape Drive and Storage Systems businesses.  As a result of these integration efforts, discrete financial information for each product group is no longer tracked below the gross margin level; management can no longer measure operating performance nor make resource allocation decisions for each product group.

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

Share-Based Compensation

In the first quarter of fiscal year 2007, Quantum adopted SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS No. 123R") using the modified prospective method, and therefore has not restated prior periods’ results.  Under this method, the Company recognized compensation expense for all share-based awards granted or modified after April 1, 2006 and prior to but not yet vested as of April 1, 2006, in accordance with SFAS No. 123R.   Total share-based compensation during the first quarter of fiscal year 2007 was $1.8 million.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. Quantum uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. Quantum estimates the volatility of its common stock based on the historical volatility of its own common stock over the most recent period corresponding with the estimated expected life of the award.  Quantum estimates expected life of the award based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures.  If Quantum determined another method to estimate expected volatility or expected life was more reasonable than its current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and expected lives result in a proportional increase to share-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value.

In addition, SFAS No. 123R requires Quantum to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. These adjustments affect Quantum’s gross margin, research and development expenses, sales and marketing expenses and, general and administrative expenses. The effect of forfeiture adjustments in the first quarter of fiscal year 2007 was insignificant. The expense Quantum recognizes in future periods could also differ significantly from the current period and/or its forecasts due to adjustments in the assumed forfeiture rates.

Warranty expense and liability

We generally warrant our products against defects for 6 to 48 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services from our Penang, Malaysia facility to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide automation systems warranty service from our facility in Costa Mesa, California.  Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives and in Hungary for EMEA tape drives. In addition, we employ various other third party service providers throughout the world that perform tape drive and automation systems services for us.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. As of June 30, 2006, the net amount of $91.5 million of goodwill and intangible assets represented 14% of total assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 14 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS

(In thousands)
	Three Months Ended

	June 30, 2006	% of revenue	June 27, 2005	% of revenue	Increase/ (decrease)	% Increase/ (decrease)

Product revenue	$159,044	85.2%	$176,094	85.2%	$(17,050)	(9.7%	)
Royalty revenue	27,551	14.8%	30,543	14.8%	(2,992)	(9.8%	)

Total revenue	186,595	100.0%	206,637	100.0%	(20,042)	(9.7%	)

Cost of revenue	134,570	72.1%	149,195	72.2%	(14,625)	(9.8%	)

Gross margin	52,025		57,442		(5,417)	(9.4%	)
Gross margin rate	27.9%		27.8%		0.1%

Research and development	24,083	12.9%	29,182	14.1%	(5,099)	(17.5%	)
Sales and marketing	20,960	11.2%	21,808	10.6%	(848)	(3.9%	)
General and administrative	10,261	5.5%	10,789	5.2%	(528)	(4.9%	)
Restructuring charges	83	-	(78)	-	161	206.4%

	55,387	29.7%	61,701	29.9%

Loss from operations	(3,362)		(4,259)
Interest income and other, net	1,963	1.1%	2,174	1.1%	(211)	(9.7%	)
Interest expense	(2,162)	1.2%	(2,791)	1.4%	(629)	(22.5%	)

Loss before income taxes	(3,561)		(4,876)
Income tax provision	15	-	601	0.3%	(586)	(97.5%	)

Net loss	$(3,576)		$(5,477)		(1,901)	(34.7%	)

Revenue

The decrease in product revenue was substantially driven by lower unit shipments and lower average unit prices across most product lines.  This decline was due to shipments of older products reaching maturity such as the VS80, SuperDLT ®320 and ValueLoaders as well as continued intense competition and less demand from our key OEM customers.  This decrease was only partially offset by increases in units and average unit prices in latest generation products such as the SuperLoader 3, DLT-V4 and PX500 series.

Tape media royalties decreased in the first quarter of fiscal year 2007 due to lower media unit sales sold through our OEM customers.

Gross Margin

The decrease in gross margin dollars primarily reflected a decrease in unit sales.  As the VS80 and SDLT320 have matured, unit sales have declined and sales of the newer replacement products have not compensated for the decline in sales of mature products.  The gross margin rate, however, remained relatively flat due to reduced warranty and repair costs resulting from improved product quality and cost management.

Research and Development Expenses

The decrease in research and development expenses in the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006 is due to cost reduction actions, primarily reduced headcount as the Company integrated Certance and to a lesser extent completed product launches.

Sales and Marketing Expenses

The slight decrease in sales and marketing expenses for the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006 primarily reflected reduced spending on marketing programs and reduced headcount as a result of cost reduction actions.

General and Administrative Expenses

The slight decrease in general and administrative expenses for the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006 mainly reflected the gain on the sale of the Ireland facility, partially offset by the foreign exchange adjustment resulting from this closure.

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

The following two tables show the restructuring charges for the three months ended June 30, 2006 and June 27, 2005, respectively, (for a discussion of our restructuring charge activity in prior years, refer to Note 6 in our Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 12, 2006):

(In thousands)
	Three Months Ended

	June 30, 2006	June 27, 2005

By expense type
Severance and benefits (reversals)	$83	$(178)
Facilities	-	100

Total	$83	$(78)

By cost reduction actions
Consolidate the operations supporting our two business segments	$83	$(78)

In the first quarter of fiscal year 2007, a $0.1 million net charge was recorded for severance as part of the continuing effort to streamline the Company’s marketing and IT functions.

In the first quarter of fiscal year 2006, a$0.2 million charge was reversed because estimated severance costs were lower than originally anticipated and a $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

For more information regarding Restructuring Charges, refer to Note 5 “Restructuring Charges” to the Condensed Consolidated Financial Statements.

Amortization of Intangible Assets

The following table details intangibles asset amortization expense by classification within our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended

	June 30, 2006	June 27, 2005	Increase/ (decrease)

Cost of revenue	$4,131	$3,983	$148
Research and development	195	95	100
Sales and marketing	1,065	1,059	6
General and administrative	146	146	-

	$5,537	$5,283	$254

For further information regarding amortization of intangible assets, refer to Note 6 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Share-based Compensation

Share-based compensation totaled $1.8 million in the first quarter of fiscal year 2007, compared to $0.1 million in the first quarter of fiscal year 2006. We adopted the modified prospective method under SFAS No. 123R, effective beginning in the first quarter of fiscal year 2007. Prior to the adoption of SFAS 123R, the Company accounted for its equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, share-based compensation for the quarter ended June 27, 2005 related only to the issuance of restricted stock awards since they were issued at a discount. As of June 30, 2006, there was $4.6 million of total unrecognized compensation costs related to stock options granted under the company’s plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.34 years.  As of June 30, 2006, there was $1.5 million of total unrecognized compensation costs related to stock awards and units granted under the company’s plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.48 years.  In the first quarter of fiscal year 2007 the Company began issuing restricted stock units to employees.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to options granted under the Company’s plans and rights to acquire stock granted under the Company’s purchase plan:

(In thousands)
Three Months Ended
June 30, 2006
Share-based compensation expense included in operations:
Cost of revenue	$251
Research and development	477
Sales and marketing	340
General and administrative	710

Total share-based compensation expense effect on net income	$1,778

Interest and Other Income, net

The decrease in interest income and other income, net, in the three months ended June 30, 2006 as compared to the corresponding period of the prior year was mainly due to a decrease in interest earned on lower investment balances.  The decrease in interest expense in the three months ended June 30, 2006 as compared to the corresponding period of the prior year was mainly due to fewer letters of credit outstanding.

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

The current quarter's tax provision reflects expenses for foreign income taxes and state taxes of $0.5 million offset by a benefit related to an expected tax refund of $0.5 million for losses associated with the closure of Quantum’s Ireland facility.  The prior year's provision reflects foreign income taxes and state taxes.

In connection with the disposition of the Company’s hard-disk drive business to Maxtor, the Company and Maxtor entered into a Tax Sharing and Indemnity Agreement, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001.  Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8,760,000.  As of June 30, 2006 $7.3 million remains as the indemnity liability.  Quantum believes that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	As of or for Three Months Ended

	June 30, 2006	June 27, 2005

Cash and cash equivalents	$70,985	$107,177
Short-term investments	141,173	130,625

Total cash, cash equivalents, and short-term investments	212,158	237,802

Days sales outstanding (“DSO”)	58.0	52.9
Inventory turns (Annualized)	6.1	8.7

Net cash provided by (used in) operating activities	$(12,243)	$7,884
Net cash used in investing activities	$(40,367)	$(125,821)
Net cash provided by (used in) financing activities	$297	$(22)

First Quarter Fiscal Year 2007

Cash used in operating activities during the first quarter of fiscal year 2007 of $12 million primarily reflected changes in working capital that provided less cash than was used by the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, gain on the closure of the Ireland facility and share-based compensation related to stock incentive plans.

The cash that was used by working capital during the first quarter of fiscal year 2007 was primarily due to an increase in accounts receivable, an increase in service inventories in order to meet the Restriction of Hazardous Substances (“RoHS”) compliance requirements for the service parts and inventories in Europe, Middle East and Asia (“EMEA”), and a decrease in accrued restructuring charges from severance payments made during the quarter.  The increases in accounts receivable and the DSOs from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007 is primarily due to a higher percentage of revenue being generated in the last month of the first quarter of fiscal year 2007.  Inventory turns declined from 8.7 in the first quarter of fiscal year 2006 to 6.1 in the first quarter of fiscal year 2007 primarily due to the moving of manufacturing operations from contract manufacturers to our in-house Penang, Malaysia facility.

Cash used in investing activities during the first quarter of fiscal year 2007 of $40 million reflected purchases of short-term investments and purchases of property and equipment.  These uses were partially offset by proceeds received from sales of short-term investments and proceeds received from sale of the Ireland facility.

Cash provided by financing activities during the first quarter of fiscal year 2007 of $0.3 million reflected proceeds received from issuance of common stock upon exercise of stock options held by our employees.

First Quarter Fiscal Year 2006

During the first quarter of fiscal year 2006, operating activities generated cash flows of $8 million.  In the first quarter of fiscal year 2006, our $126 million use of cash for investing activities primarily reflected purchases of short-term investments, payments made in connection with business acquisitions and purchases of property and equipment.

Pending Acquisition

On May 2, 2006, Quantum announced that it entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) to acquire Advanced Digital Information Corporation, a Washington corporation (“ADIC”), for approximately $803 million in cash paid to ADIC shareholders plus $8 million in direct costs of the acquisition. Pursuant to the terms of the Merger Agreement, each outstanding share of ADIC common stock will be exchanged for cash equal to $12.25 without interest, with the right to elect, in lieu of cash, 3.461 shares of Quantum common stock. The stock election is subject to pro-ration such that Quantum will issue no more than approximately 19.95% of the total number of shares of Quantum common stock outstanding immediately prior to the closing of the transaction.   In addition, Quantum will assume all of ADIC’s outstanding employee stock options according to an option exchange ratio defined in the Merger Agreement.  The applicable Hart-Scott-Rodino waiting period expired in July 2006 and certain foreign antitrust approvals were received.  Consummation of the merger is subject to customary conditions, including approval of the shareholders of ADIC.

On April 27, 2006, Quantum entered into a commitment letter (the “Commitment Letter”) for a $500 million senior credit facility with Keybank National Association (“KeyBank”). Quantum intends to use the proceeds from the Senior Credit Facility (i) to fund a portion of the proposed merger pursuant to the Merger Agreement, (ii) for working capital, and (iii) for other general corporate purposes.

Certain of the officers and directors of ADIC have entered into a voting agreement with Quantum (the “Voting Agreements”). The Voting Agreements provide that each of the ADIC officers and directors party to such Voting Agreements will vote all shares of capital stock of ADIC over which such person has voting control in favor of the approval of the Merger Agreement and the merger and against approval of any proposal made in opposition to or in competition with the consummation of the merger. The Voting Agreement terminates on the earlier of (i) the date of the merger, (ii) the date that the Merger Agreement has been validly terminated and (iii) May 2, 2007. The acquisition of ADIC is tentatively scheduled to close on August 18, 2006.

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

Additionally, on May 2, 2006, we entered into an agreement to acquire ADIC which, if consummated, will be funded through combined cash of both Quantum and ADIC and new debt financing.  If this acquisition closes, resulting expenditures from the acquisition will be funded through new financing and anticipated positive cash flow from operations.  The cash flow from operations will be a result of our belief that we will be able to manage our assets efficiently and achieve the financial projections and associated synergies that are anticipated if the deal closes.

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

Credit line

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity through March 2006 and adjusted several covenant requirements.  In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect the Certance acquisition.  The revolving credit line was amended to increase the line from $100 million to $145 million and to adjust covenant requirements.  The amount we can borrow under the revolving credit facility is limited by the amount of accounts receivable and inventory.  In October 2005, Quantum amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure.   In February 2006, we terminated the $50 million synthetic lease.  As of June 30, 2006, $2.5 million was committed to standby letters of credit.

Borrowings under the revolving credit line bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to earnings ratio as defined in the credit agreement. As of June 30, 2006, there were no borrowings under the revolving credit line.  The credit facility is secured by a blanket lien on all of the assets of Quantum and contains certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line.  As of June 30, 2006, we were in compliance with all of the covenants.

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

As of June 30, 2006, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the fiscal quarter ended June 30, 2006. Our ability to repurchase common stock is restricted under our credit facilities.

The table below summarizes our commitments as of June 30, 2006:

Contractual Obligations	Payments Due by Period (in thousands)
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total

Convertible subordinated debt (1)	$7,000	$14,000	$168,750	$-	$189,750
Purchase obligations	45,682	-	-	-	45,682
Operating leases	10,378	21,982	17,208	39,684	89,252

Total contractual cash obligations	$63,060	$35,982	$185,958	$39,684	$324,684

(1) Includes interest payment through August 1, 2010, the maturity date of the convertible subordinated debt.

Business Outlook

We operate in challenging and competitive markets.  Since 2001, our business has experienced declining total revenues and operating losses.  Major factors contributing to these trends were increased competition from other computer equipment manufacturers and a continuously challenging operating environment.  Both of these factors resulted in generally lower unit prices and unit sales.  In recent quarters, we have taken numerous steps aimed at addressing these challenges and eventually returning us to profitability on a consistent basis.

First, we have introduced many new products into the market that we hope will improve both market share and average unit pricing. We will continue to make concerted efforts to increase our branded business, which generally provides higher gross margin rates than OEM sales.  Additionally, we continue to derive significant revenue and relatively high gross margins from our media business, which was further strengthened by the Certance acquisition.

Next, we continue to take steps to reduce costs, improve gross margins and rationalize our operations following past acquisitions.  Efforts to improve gross margins are focused on lowering product cost structures through the consolidation of the manufacturing into Penang, Malaysia and consolidation of suppliers so that we have fewer, more beneficial relationships with greater volume and scale that will enable us to lower costs.  Through improved product quality and cost management, our efforts are also focused on reducing warranty and repair costs on all of our products.

Finally, we have acquired companies with complementary technologies to offset the impact of the long-term financial trends. Most recently, on May 2, 2006, we entered into an agreement to acquire ADIC, which, if consummated, we believe will provide revenue growth and product and customer diversity as well as a stronger platform for back-up, recovery and archive solutions.  This will enable us to expand beyond tape with solutions that include software and services, and will provide greater market access for our existing products.  We also anticipate that the acquisition would provide greater gross margin improvements through manufacturing synergies and a revenue mix change due to a shift to more end user customer sales and higher sales of branded products. The acquisition of ADIC is tentatively scheduled to close on August 18, 2006.

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

Our cash equivalents and short-term investments consist primarily of auction rate securities and money market funds. The main objective of these investments was safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would have resulted in an approximate $1.1 million and $1.5 million annual decrease in interest income in the quarters ended June 30, 2006 and June 27, 2005, respectively.

As of June 30, 2006, our senior credit facilities were comprised of a $145 million revolving line of credit expiring in October 2008.  Borrowings under the revolving credit line bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a senior debt to Earnings ratio as defined in the credit agreement.  Our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 9 “Credit Agreements, Short-Term Debt and Convertible Subordinated Debt” to the Condensed Consolidated Financial Statements).

We did not enter into derivative transactions related to our cash equivalents or short-term investments nor for our existing or anticipated liabilities during the quarters ended June 30, 2006 and June 27, 2005.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results.  During the quarters ended June 30, 2006 and June 27, 2005, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations because we believed that we had a natural hedge through our worldwide operating structure. We do not anticipate any material effect on our consolidated financial position utilizing our current hedging strategy.

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

PART II - OTHER INFORMATION

Item 1.    Legal proceedings

The information contained in Note 11 “Litigation” to the Condensed Consolidated Financial Statements is incorporated into this Part II, Item 1 by reference.

Item 1A.   RISK FACTORS

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

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in the first quarter of fiscal year 2007 represented 49% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to our top five customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

In the first quarter of fiscal year 2007, approximately 19% and 15% of our revenue was derived from Dell and Hewlett-Packard, respectively.  Over the recent years, the revenue contribution from Hewlett-Packard has declined. If this trend continues, or if we experience a significant decline in revenue from Dell, we could be materially and adversely affected.  There is additional risk regarding Hewlett-Packard since it markets and manufactures its own LTO and DDS/DAT tape drives and media in competition with our LTO, DDS/DAT, DLTtape® and Super DLTtapeTM platforms. To the extent that Hewlett-Packard reduces its purchases of our products in favor of its own, or is successful in gaining share in the market with its tape drive products at the expense of our products, our tape drive and media revenues, operating results and financial condition could be materially and adversely affected.

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

We compete with companies that develop, manufacture, market, and sell tape drive and tape automation products. The principal competitors for our tape drive products include Hewlett-Packard, IBM, and Sony. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products. For instance, LTO technology, which was developed by Certance, Hewlett-Packard and IBM, targets the high-capacity data backup market and competes directly with our products based on Super DLTtapeTM technology.  Hewlett-Packard and IBM thus compete not only with our Super DLTtapeTM  products but now compete with the LTO product offerings that we acquired through our acquisition of Certance.  This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtapeTM drives and media.  Additionally, over the last two years, our DLT and Super DLTtapeTM drives have lost market share to LTO based products, and we cannot provide assurance that our tape technology based products will not continue to lose market share to LTO based products in the future.  In addition, the 2003 merger between Hewlett-Packard and Compaq resulted in a larger competitor in the tape drive and tape automation markets with substantially greater resources and a potentially greater market reach with products that compete directly with ours. These factors, and additional factors, such as the possibility of industry consolidation, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition, and results of operations.

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 390 United States patents and have 186 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants,  customers, potential customers, and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

Our ability to achieve profitability may be adversely impacted by higher energy prices to the extent that we, or our key suppliers experience higher energy costs, which we are unable to offset or recover in the form of higher prices for our products and services.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation will adversely affect earnings.

Beginning in our first quarter of fiscal year 2007, Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS No. 123R"), which requires us to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness to Quantum because the expense associated with these grants may result in future compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models used to estimate fair value were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS No. 123R. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS No. 123R to recognize the fair value of stock options as compensation expense, beginning in the first quarter of fiscal year 2007, our future profitability can be expected to be reduced. See also Recent Accounting Pronouncements in Note 2 “Share-based Compensation Expense” to the Condensed Consolidated Financial Statements: SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS No. 123R”).

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
The Exhibit Index beginning on page 49 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President, Finance and Chief Financial Officer

Dated: August 7, 2006

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

Date: August 7, 2006

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

Date: August 7, 2006

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President,Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Richard E. Belluzzo, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Quantum Corporation, on Form 10-Q for the quarterly period ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

Date: August 7, 2006

QUANTUM CORPORATION

/s/ RICHARD E. BELLUZZO

Richard E. Belluzo Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Edward J. Hayes, Jr., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Quantum Corporation, on Form 10-Q for the quarterly period ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Quantum Corporation.

Date: August 7, 2006

QUANTUM CORPORATION

/s/ EDWARD J. HAYES, JR.

Edward J. Hayes, Jr. Executive Vice President,Finance and Chief Financial Officer

QUANTUM CORPORATION

EXHIBIT  INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger by and among Quantum Corporation, Agate Acquisition Corporation and Advanced Digital Information Corporation, dated as of May 2, 2006.	8-K	001-13449	2.1	May 5, 2006
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Registrant	10-Q	001-13449	3.2	November 5, 2005
3.3	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000
3.4	Amendment to Amended and Restated By-laws of Registrant, effective November 14, 2005.	8-K	001-13449	3.1	November 18, 2005
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999
4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002
4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
10.1	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.2	Change of Control Agreement, dated November 5, 1999, between ADIC and Jon W. Gacek*	8-K	001-13449	10.1	July 25, 2006
10.3	Particulars and Conditions of Sale between Quantum Perepheral Products (Ireland) Limited (as Vendor) and Ronan Egan ( in Trust) (as Purchaser)	8-K	001-13449	10.1	May 9, 2006
10.4	License Agreement, between Quantum Perepheral Products (Ireland) Limited (as Licensee) and Ciaran O’ Donoghue and Nuiall O’ Donoghue (as Licensor)	8-K	001-13449	10.2	May 9, 2006
10.5	Form of Voting Agreement entered into with certain Directors and Officers, dated May 2, 2006*	8-K	001-13449	10.1	May 5, 2006

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

* Indicates management contract or compensatory plan, contract or arrangement.
‡ Filed herewith.
† Furnished herewith.