Form 10-Q
period 2006-09-30
QUANTUM CORP /DE/
filed 2006-11-09
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the close of business on October 31, 2006, approximately 194.1 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2006	September 26, 2005	September 30, 2006	September 26, 2005
Product revenue	$222,537	$171,530	$381,581	$347,624
Royalty revenue	27,833	32,077	55,384	62,620

Total revenue	250,370	203,607	436,965	410,244

Cost of revenue	179,757	150,948	314,327	300,143

Gross margin	70,613	52,659	122,638	110,101
Operating expenses:
Research and development	27,864	27,488	51,947	56,670
Sales and marketing	30,577	21,168	51,537	42,976
General and administrative	12,487	9,039	22,748	19,828
Restructuring charges	6,660	9,585	6,743	9,507
In-process research and development	14,700	—	14,700	—

	92,288	67,280	147,675	128,981

Loss from operations	(21,675)	(14,621)	(25,037)	(18,880)
Interest income and other, net	2,067	3,866	4,030	6,040
Interest expense	(8,546)	(2,582)	(10,708)	(5,373)

Loss before income taxes	(28,154)	(13,337)	(31,715)	(18,213)
Income tax provision	2,522	451	2,537	1,052

Net loss	$(30,676)	$(13,788)	$(34,252)	$(19,265)

Net loss per share:
Basic	$(0.16)	$(0.07)	$(0.18)	$(0.11)
Diluted	$(0.16)	$(0.07)	$(0.18)	$(0.11)

Weighted average common and common equivalent shares:
Basic	190,158	183,905	189,178	183,387
Diluted	190,158	183,905	189,178	183,387

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2006 (Unaudited)	March 31, 2006 (1)
Assets
Current assets:
Cash and cash equivalents	$128,987	$123,298
Short-term investments	21,901	99,975
Accounts receivable, net of allowance for doubtful accounts of $8,961 and $7,843, respectively	208,039	114,020
Inventories	117,476	88,963
Deferred income taxes	27,620	7,422
Other current assets	35,578	30,869

Total current assets	539,601	464,547

Long-term assets:
Property and equipment, less accumulated depreciation	67,910	38,748
Service parts for maintenance, less accumulated amortization	82,051	57,316
Purchased technology, less accumulated amortization	123,398	41,237
Other intangible assets, less accumulated amortization	101,662	8,572
Goodwill	385,415	47,178
Other long-term assets	15,947	5,746

Total long-term assets	776,383	198,797

	$1,315,984	$663,344

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,374	$67,306
Accrued warranty	35,341	32,422
Deferred revenue, current	59,416	22,107
Current portion of long-term debt	25,000	—
Accrued restructuring	20,171	13,019
Other accrued liabilities	125,168	80,355

Total current liabilities	366,470	215,209

Long-term liabilities:
Deferred income taxes	27,223	6,995
Long-term debt	471,500	—
Convertible subordinated debt	160,000	160,000
Deferred revenue, long-term	19,212	—
Other long-term liabilities	53	69

Total long-term liabilities	677,988	167,064

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000 shares authorized; 193,076 and 188,841 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	296,213	274,579
Retained earnings (accumulated deficit)	(30,662)	3,622
Accumulated other comprehensive income	5,975	2,870

Stockholders’ equity	271,526	281,071

	$1,315,984	$663,344

(1)	Derived from the March 31, 2006 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal 2006, as filed with the Securities and Exchange Commission on June 12, 2006.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30, 2006	September 26, 2005
Cash flows from operating activities:
Net loss	$(34,252)	$(19,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,182	22,346
In-process research and development	14,700	—
Gain on Ireland facility closure	(476)	—
Deferred income taxes	(36)	22
Share-based compensation	4,007	424
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(10,937)	6,888
Inventories	107	(2,037)
Service parts for maintenance	(11,848)	2,950
Accounts payable	(2,297)	(14,430)
Income taxes payable	1,056	(769)
Accrued warranty	(4,026)	(2,646)
Deferred revenue	1,801	(463)
Accrued restructuring	(8,348)	3,831
Other assets and liabilities	4,222	9,791

Net cash provided by (used in) operating activities	(15,145)	6,642

Cash flows from investing activities:
Purchases of short-term investments	(464,758)	(1,036,100)
Proceeds from sale of short-term investments	544,733	933,400
Purchases of property and equipment	(9,651)	(11,428)
Proceeds from sale of Ireland facility	6,000	—
Payments made in connection with business acquisitions, net of cash acquired	(545,385)	(20,228)

Net cash used in investing activities	(469,061)	(134,356)

Cash flows from financing activities:
Borrowings of long-term debt, net	486,808	—
Proceeds from issuance of common stock, net	3,087	3,383

Net cash provided by financing activities	489,895	3,383

Net increase (decrease) in cash and cash equivalents	5,689	(124,331)
Cash and cash equivalents at beginning of period	123,298	225,136

Cash and cash equivalents at end of period	$128,987	$100,805

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,307	$4,934
Income taxes, net of refunds	$1,465	$(960)
Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee stock options	$122	$199
Fair value of stock and options issued in connection with business acquisitions	$14,541	$—
Notes payable issued for achievement of certain earn out provisions of M4 Data (Holdings) Ltd. Acquisition	$—	$1,488

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Description of Business

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) founded in 1980, is a leading global storage company specializing in backup, recovery and archive. Combining focused expertise, customer-driven innovation, and platform independence, we provide a comprehensive, integrated range of disk, tape, and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), Original Equipment Manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is currently traded on the New York Stock Exchange under the DSS ticker symbol. Our ticker symbol will be changed to QTM, effective at the start of trading on November 15, 2006.

Note 2: Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2006 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements of Quantum for the fiscal year ended March 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 12, 2006.

In previous years, we reported two business segments: Tape Drive and Storage Systems. Beginning with the first quarter of fiscal 2007, we report one business segment as a result of organizational changes. These changes include the integration of marketing, sales and research and development functions to enhance the product positioning and to lower the cost platforms within our business. As a result of these integration efforts, discrete financial information for these former segments is no longer tracked below the gross margin level; management no longer measures operating performance nor makes resource allocation decisions on a segmented basis for each product group.

On August 22, 2006, we completed our acquisition of Advanced Digital Information Corporation (“ADIC”). ADIC’s results of operations are included in our Condensed Consolidated Statement of Operations from this date.

During the second quarter of fiscal 2007, we changed our accounting estimate related to the valuation of service parts for maintenance. Previously, we amortized the value of our finished goods service parts over a five year period and evaluated the difference between cost and market value for our component service parts on a quarterly basis, recording write-downs if the cost exceeded estimated market value. Beginning this quarter, we are amortizing all of our service parts for maintenance on a straight-line basis over a total life of eight years and will record additional write-downs when excess and obsolete parts not covered by the amortization are identified. This change in estimate reflects our usage of service parts, which are used to support our products during their life cycles as well as generally five years after a product reaches end of life. In addition to this change in estimate, we have also reclassified service parts for maintenance from current assets to long-term assets to reflect the expected life of these assets. During both the three and six months ended September 30, 2006, our cost of revenue and net loss were $1.7 million higher compared to what would have been recorded using previous estimates. See Note 3 below for a description of our accounting policy regarding amortization of service parts for maintenance.

Certain prior period balances in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to current period presentation. In addition to the service parts for maintenance reclassification described above, in the Condensed Consolidated Balance Sheets we reclassified deferred revenue from other accrued liabilities. On the Condensed Consolidated Statements of Cash Flows, we reclassified the changes in service parts for maintenance, deferred revenue and accrued restructuring from the change in other assets and liabilities. These reclassifications have no effect on total assets, stockholders’ equity, net loss or cash flows as previously presented.

Note 3: Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of our audited Consolidated Financial Statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 12, 2006. However, as a result of our acquisition of ADIC, certain of our accounting policies disclosed in Form 10-K no longer comprehensively discuss all elements of certain transactions undertaken by the Company. Disclosures regarding such policies have been updated below.

Revenue Recognition

Revenue from sales of hardware products to distributors, VARs, OEMs and end-users is recognized: when passage of title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured. In the period when the revenue is recognized, allowances are provided for estimated future price adjustments, such as volume rebates, price protection, and future product returns. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers.

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

Revenue from extended warranty and product service contracts is initially deferred and recognized as revenue ratably over the contract period in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. For other arrangements, when elements such as hardware and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. Undelivered elements typically include installation and services. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), have been met. These criteria include persuasive evidence of an arrangement, delivery of the software, a fixed and determinable fee, probable collection and vendor-specific objective evidence of fair value for undelivered elements. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. We recognize revenue from software sales upon delivery provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining, the price is fixed and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance, which typically occurs after delivery and installation are completed. Revenue from postcontract customer support agreements, which entitle customers to both support and upgrades during the term of the agreement, when-and-if available, is recognized ratably over the life of the agreement. EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), affirms that the revenue recognition guidance in SOP 97-2 also applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We do not currently have any non-software deliverables that are subject to the guidance of EITF 03-5.

Warranty Expense and Liability

We generally warrant our products against defects for 3 to 48 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services from our Penang, Malaysia facility to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide automation systems warranty service from our facilities in Costa Mesa, California, Englewood, Colorado and Böehmenkirch, Germany. Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives and in Szombathely, Hungary for Europe, Middle East and Africa (“EMEA”) tape drives. Benchmark Electronics, Inc. provides automation systems warranty service in Redmond, Washington. In addition, we employ various other third party service providers throughout the world that perform tape drive and automation systems services for us.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ. The Company uses a model and exercises considerable judgment in determining the underlying estimates. Our judgment requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. We recently introduced a number of new products, of which we are in the early stages of volume shipment and we are experiencing improved quality on our existing products which both influence failure rates. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our new products mature and we continue to experience improved quality on our existing products, we are able to improve our estimates with respect to these products. Therefore, it is reasonably likely that we will have to update our assumptions for failure rates (and, therefore, warranty expense liability) in the future.

Service Parts for Maintenance

We value our service parts for maintenance at amortized cost less adjustments for excess or obsolete parts. We carry service parts because we generally provide product warranty for 3 to 48 months and earn revenue by providing enhanced warranty and repair service outside this warranty period. Service parts consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Cost includes direct material, direct labor, overhead and other direct costs. Estimates of excess and obsolete parts involve significant estimates and judgments about the future, including the estimated amount of component parts expected to be consumed in the future warranty and out of warranty service and the estimated number of parts required to meet future customer needs. Amortization of the aggregate service parts is computed on a straight-line basis over the estimated useful life of eight years. Should the technology or our customers’ service needs change and cause a decrease in the estimated useful lives of such service parts, additional expense would be required.

Note 4: Share-based Compensation Expense

Effective April 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is equal to the market price of Quantum common stock on the date of grant. In prior fiscal years, we accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. Prior to the adoption of SFAS No. 123R, only share-based compensation related to the issuance of restricted stock awards was recognized in the statements of operations, since they were issued at a discount.

We adopted SFAS No. 123R using the modified prospective method, under which compensation cost includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We use the ratable attribution method to recognize share-based compensation costs over the service period of the award.

We have Stock Option Plans (the “Plans”) that provide for the issuance of stock options, stock appreciation rights, stock purchase rights, restricted stock awards, and long-term performance awards (collectively referred to as “options”) to employees, consultants, officers and affiliates of Quantum. Beginning in the first quarter of fiscal 2007, we also began issuing restricted stock units with a purchase price of $0.00 to existing employees. We continue granting stock options to newly hired employees. Stock options granted to newly hired employees during the six months ended September 30, 2006 and September 26, 2005 generally vest 25% on the first anniversary of the grant date with the remainder vesting monthly at the rate of 1/48th over the following 3 years and have contractual terms of seven years. Stock options granted to existing employees during the six months ended September 26, 2005 generally vest monthly over four years and have contractual terms of seven years. Restricted stock awards and units granted during the six months ended September 30, 2006 and September 26, 2005 generally vest over two to four years. We do not have any performance-based awards outstanding as of September 30, 2006. We have 1.3 million market-based awards as of September 30, 2006 that upon meeting certain market conditions over one and two year periods will meet granting requirements and would subsequently vest over two years. We also have a Plan that provides stock purchase rights (“purchase plan”), under which employees can purchase stock at 85% of the lesser of the market price at the beginning or the end of the 6-month purchase period.

During the second quarter of fiscal 2007, in connection with our acquisition of ADIC, we assumed 2.5 million outstanding stock options granted under the four Stock Option Plans of ADIC. Based on the exchange ratio formula in the Agreement and Plan of Merger (“Merger Agreement”), these assumed options are exercisable for an aggregate 14.7 million shares of Quantum common stock. We do not intend to grant additional shares under these assumed option plans.

Determining Fair Value Under SFAS No. 123R

Share-based compensation recognized in fiscal 2007 as a result of the adoption of SFAS No. 123R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123R use the Black-Scholes-Merton option valuation model for estimating fair value of options granted under the Company’s plans and rights to acquire stock granted under the Company’s purchase plan. We amortize the fair value of options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. We estimate the volatility of our common stock based on the historical volatility of our own common stock over the most recent period corresponding with the estimated expected life of the award. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with SFAS No. 123R, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 will be recognized in the period the forfeiture estimate is changed.

The weighted average estimated fair values and the assumptions used in calculating such values for the Plans during each fiscal period are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2006	September 26, 2005	September 30, 2006	September 26, 2005
Option life (in years)	4.20	3.20	4.20	3.21
Risk-free interest rate	4.98%	3.98%	4.98%	3.96%
Stock price volatility	0.61	0.64	0.61	0.65
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$1.11	$1.34	$1.12	$1.33

The above assumptions were used to calculate the fair value of options granted under the legacy Quantum plans. As of August 22, 2006, ADIC had approximately 2.5 million stock options outstanding. Based on the exchange ratio of 5.9756 calculated in accordance with the formula in the Merger Agreement, we assumed the outstanding options of ADIC, which are exercisable for an aggregate of 14.7 million shares of Quantum common stock. The per option exercise price is equal to the per option exercise price of each such option prior to the merger divided by the exchange ratio of 5.9756.

The fair value of the assumed options was calculated using a Black-Scholes-Merton valuation model with the following assumptions for vested and unvested ADIC options assumed, respectively: expected life of 1.4 and 2.7 years, risk-free interest rate of 5.22% and 5.07%, expected volatility of 36.8% and 45.8% and no dividend yield. The portion of the estimated fair value of unvested options related to future service was allocated to future share-based compensation and is being recognized over the remaining vesting period.

Under the purchase plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter of fiscal 2007 and 2006 was estimated at the date of grant. In January 2005, the purchase plan was modified from a 2-year look back to a 6 month look back option. The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2006	September 26, 2005	September 30, 2006	September 26, 2005
Option life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	5.17%	3.78%	5.17%	3.78%
Stock price volatility	0.41	0.46	0.41	0.46
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$0.55	$0.83	$0.55	$0.83

Share-based Compensation Under SFAS No. 123R

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to options and restricted stock awards and units granted under the Company’s plans and rights to acquire stock under the Company’s purchase plan (in thousands):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Share-based compensation:
Cost of revenue	$270	$521
Research and development	563	1,040
Sales and marketing	501	841
General and administrative	895	1,605

Total share-based compensation	$2,229	$4,007

Share-based compensation expense by type of award:
Stock options	$1,222	$2,426
Stock purchase plan	293	652
Restricted stock awards and units	714	929

Total share-based compensation	$2,229	$4,007

The total share-based compensation cost capitalized as part of inventory as of September 30, 2006 was not material. During the second quarter and first six months of fiscal 2007, no tax benefit was realized for the tax deduction from option exercises and other awards. As of September 30, 2006, there was $10.0 million of total unrecognized compensation costs related to stock options granted under the Company’s plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years.

Total intrinsic value of options exercised for the three and six months ended September 30, 2006 was $1.0 million and $1.1 million, respectively. As of September 30, 2006, there was $11.2 million of total unrecognized compensation cost related to nonvested restricted stock awards and units granted under the Company’s plans. The unrecognized compensation cost for restricted stock awards and grants is expected to be recognized over a weighted average period of 2.4 years. The total fair value of restricted stock awards and units vested during the three and six months ended September 30, 2006 was $0.6 million and $0.7 million, respectively. We settle employee stock option exercises with newly issued common shares.

Pro Forma Information Under SFAS No. 123

Prior to fiscal 2007, we accounted for our share-based compensation plans using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Only share-based compensation relating to restricted stock awards was reflected in net loss in the three and six months ended September 26, 2005, as generally all other stock options granted under our share-based compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under our plans consistent with the method of SFAS No. 123, our net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below (in thousands, except per-share data):

	Three Months Ended September 26, 2005	Six Months Ended September 26, 2005
Reported net loss	$(13,788)	$(19,265)
Share-based employee compensation determined under the fair value method for all awards, net of tax effects	(2,580)	(4,503)

Pro forma net loss	$(16,368)	$(23,768)

Reported basic and diluted net loss per share	$(0.07)	$(0.11)
Net effect per share of option fair value amortization	(0.02)	(0.02)

Basic and diluted pro forma net loss per share	$(0.09)	$(0.13)

Stock Option Activity

A summary of activity relating to our stock options is as follows (options and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	27,768	$4.90
Granted and assumed	19,709	$1.71
Exercised	(1,218)	$1.46
Expired	(797)	$6.97
Canceled	(2,429)	$4.81

Outstanding as of September 30, 2006	43,033	$3.50	5.17	$8,863

Vested and expected to vest at September 30, 2006	39,946	$3.61	5.17	$8,128

Exercisable as of September 30, 2006	27,019	$4.27	4.67	$5,192

Included in options granted and assumed were 14.7 million options assumed in connection with our acquisition of ADIC during the second quarter of fiscal 2007.

The following tables summarize information about options outstanding and exercisable as of September 30, 2006 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Options Exercisable	Weighted Average Exercise Price
$ 0.03 - $ 1.52	9,069	$1.38	4.81	5,131	$1.34
$ 1.54 - $ 2.15	9,302	$2.01	6.57	3,168	$1.90
$ 2.17 - $ 2.93	9,517	$2.74	4.86	4,481	$2.73
$ 2.95 - $ 6.70	10,358	$3.96	5.13	9,453	$4.00
$ 6.79 - $ 24.11	4,787	$10.93	3.87	4,786	$10.93

	43,033	$3.50	5.17	27,019	$4.27

Restricted Stock Awards and Units

A summary of activity relating to our restricted stock awards and units follows (awards and units in thousands):

	Awards and Units	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2006	789	$2.82
Granted	3,622	$2.88
Vested	(257)	$2.83
Forfeited	(78)	$2.84

Nonvested at September 30, 2006	4,076	$2.87

Note 5: Acquisition of Advanced Digital Information Corporation

On August 22, 2006 (the “Acquisition Date”), we completed our acquisition of ADIC, a publicly traded provider of storage solutions for the open systems marketplace, pursuant to the terms of the Merger Agreement, dated May 2, 2006. ADIC’s results of operations are included in our Condensed Consolidated Statements of Operations from the Acquisition Date. We acquired ADIC to expand our global sales force, market access, and product offerings into the enterprise and data management software space.

The total purchase price for ADIC is comprised of (in thousands, except share and per share data):

Acquisition of 63.4 million shares of outstanding common stock of ADIC at $12.25 per share:
In cash (62.9 million shares)	$770,612
In exchange for Quantum stock (0.5 million ADIC shares converted to 1.9 million Quantum shares)	4,070
Fair value of ADIC stock options assumed	10,471
Acquisition related transaction costs	7,791

Total purchase price	$792,944

Pursuant to the Merger Agreement, each outstanding share of ADIC common stock was converted into the right to receive either (a) $12.25 in cash or (b) a number of shares of Quantum common stock equal to the number of ADIC shares of common stock multiplied by 3.461.

As of August 22, 2006, ADIC had approximately 2.5 million stock options outstanding. Based on the exchange ratio of 5.9756 calculated in accordance with the formula in the Merger Agreement, we assumed the outstanding options of ADIC, which are exercisable for an aggregate of 14.7 million shares of Quantum common stock. The fair value of options assumed was calculated using a Black-Scholes-Merton valuation model with the following assumptions for vested and unvested options assumed, respectively: expected life of 1.4 to 2.7 years, risk-free interest rate of 5.22% and 5.07%, expected volatility of 36.8% to 45.8% and no dividend yield. The portion of the estimated fair value of unvested ADIC options related to future service is being recognized over the remaining vesting period.

The total purchase price was allocated to ADIC’s net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2006 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The estimates and assumptions underlying the fair values below are subject to change. The primary activities not yet finalized relate to restructuring costs and completion of the ADIC integration plan and may impact the purchase price allocation (in thousands).

Current assets	$389,297
Property, plant and equipment	36,456
Service parts for maintenance	16,067
Long-term assets	2,349
Intangible assets	190,278
Goodwill	338,237
Current liabilities *	(156,555)
Long-term liabilities	(37,885)
In-process research and development	14,700

Total purchase price	$792,944

*	Current liabilities include approximately $15.9 million of a restructuring liability related to the acquisition as of August 22, 2006. The restructuring liability is primarily related to the severance benefits for pre-merger ADIC employees at the time of the acquisition.

In performing our preliminary purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of ADIC’s products. The fair value of intangible assets was based, in part, on a valuation completed by a third-party valuation firm using a discounted cash flow approach and other valuation techniques as well as estimates and assumptions provided by management. The following table sets forth the components of intangible assets associated with the acquisition and the weighted-average amortization period (fair value in thousands):

	Fair Value	Amortization (Years)
Purchased technology	$92,493	4.7
Customer lists	92,600	7.1
Trademarks	4,700	5.8
Non-compete agreements	485	5.0

Total intangible assets acquired	$190,278	5.9

Purchased technology, which comprises products that have reached technological feasibility, includes products in most of ADIC’s product lines, principally the ADIC Scalar® i2000TM and Scalar i500TM libraries and StorNext® data management software. It also includes a combination of ADIC processes, patents and trade secrets related to the design and development of ADIC’s products. This proprietary know-how can be leveraged to develop new technology and improve Quantum’s products. Customer lists represent the underlying relationships and agreements with ADIC’s installed customer base.

We expense in-process research and development (IPR&D) upon acquisition as it represents incomplete ADIC research and development projects that had not reached technological feasibility and had no alternative future use as of the Acquisition Date.

Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D of $14.7 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates to projects associated with the ADIC Scalar i2000 and Scalar i500 products that had not yet reached technological feasibility as of the Acquisition Date and have no alternative future use.

We have currently not identified any material pre-acquisition contingencies. If we identify a material pre-acquisition contingency during the remainder of the purchase price allocation period, we will attempt to determine its fair value and include it in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine its fair value, we will apply SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), and the amount determined by applying SFAS No. 5 to such item will be included in the purchase price allocation.

If information becomes available to us prior to the end of the one year purchase price allocation period which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

The following unaudited pro forma financial information presents the combined results of operations of Quantum and ADIC as if the acquisition had occurred as of the beginning of each period presented (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	September 30, 2006	September 26, 2005	September 30, 2006	September 26, 2005
Pro forma revenue	$316,572	$326,746	$616,506	$641,009
Pro forma net loss	$(56,015)	$(26,627)	$(65,580)	$(50,491)
Pro forma basic and diluted net loss per share	$(0.29)	$(0.14)	$(0.34)	$(0.27)

Pro forma net loss for the three and six months ended September 30, 2006 includes $15.1 million of IPR&D expense related to an acquisition completed by ADIC during the period.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

Note 6: Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	September 30, 2006	September 26, 2005	September 30, 2006	September 26, 2005
Net loss	$(30,676)	$(13,788)	$(34,252)	$(19,265)
Weighted average shares outstanding used to compute basic and diluted net loss per share	190,158	183,905	189,178	183,387

Basic and diluted net loss per share	$(0.16)	$(0.07)	$(0.18)	$(0.11)

The computations of diluted net loss per share for the periods presented exclude the effect of the following because the effect would be antidilutive:

•	4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share;

•	Options to purchase 43.0 million shares and 31.6 million shares of Quantum common stock that were outstanding at September 30, 2006, and September 26, 2005, respectively; and

•	Unvested restricted stock units of 3.6 million outstanding at September 30, 2006; there were no unvested restricted stock units outstanding at September 26, 2005.

Note 7: Restructuring Charges

During the second quarter of fiscal 2007, management approved and initiated plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC and improve efficiencies in operations. Additional restructuring expenses may be incurred in future periods as management executes the approved plan and finalizes planned integration activities.

In the first six months of fiscal 2007 and in fiscal 2006, we took steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Outsourcing certain manufacturing and repair operations and

•	Consolidating operations supporting our business

The following tables show the type of restructuring expense for the three and six months ended September 30, 2006 and September 26, 2005 (in thousands).

	Three Months Ended		Six Months Ended
	September 30, 2006	September 26, 2005	September 30, 2006	September 26, 2005
By expense type
Severance and benefits	$6,637	$9,575	$6,720	$9,397
Facilities (reversal)	(359)	10	(359)	110
Fixed assets	382	—	382	—

Total	$6,660	$9,585	$6,743	$9,507

By cost reduction actions
Outsource certain manufacturing and repair operations	$1,600	$8,045	$1,600	$8,045
Consolidate operations supporting our business	5,060	1,540	5,143	1,462

Total	$6,660	$9,585	$6,743	$9,507

Fiscal 2007

We recorded charges of $6.6 million for severance and benefits associated with cost synergies identified during the second quarter of fiscal 2007 resulting from our evaluation and integration of ADIC. We expect the majority of these charges to be paid to the impacted employees during fiscal 2007 and the first part of fiscal 2008. The $0.4 million in facilities reversal resulted from determining higher utilization of a Colorado facility, and $0.4 million in fixed asset charges were recorded for assets impacted by the ADIC acquisition.

In addition to the $6.7 million restructuring costs in the three and six months ended September 30, 2006, the restructuring costs associated with exiting activities of ADIC were $15.9 million, consisting primarily of severance and benefits costs and, to a lesser extent, excess facilities obligations. These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire ADIC and, accordingly, have resulted in an increase to goodwill rather than an expense in the current period.

In the first quarter of fiscal 2007, a $0.1 million net charge was recorded for severance as part of the continuing effort to streamline our marketing and IT functions.

Fiscal 2006

In the second quarter of fiscal 2006, an $8.0 million charge was recorded as a result of closing our site in Dundalk, Ireland, and outsourcing repair operations in Europe. The closure is expected to be completed in the fourth quarter of calendar year 2006. In addition, a $1.5 million charge was recorded as severance within the engineering department in order to streamline our product development processes, align skills with our future product roadmaps and to reduce costs and investment to the appropriate level following product platform transitions. These actions were substantially complete as of September 30, 2006.

In the first quarter of fiscal 2006, a $0.2 million charge was reversed because estimated severance costs were lower than originally anticipated. Additionally, a $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

The following tables show the activity during the three and six months ended September 30, 2006 and the estimated timing of future payouts for cost reduction plans as of September 30 , 2006 (in thousands):

	For the three months ended September 30, 2006
	Severance and Benefits	Facilities	Fixed Assets	Total
Balance as of June 30, 2006	$3,378	$2,538	$—	$5,916
Restructuring costs	21,910	898	382	23,190
Reversals	(259)	(359)	—	(618)
Cash payments	(7,361)	(483)	—	(7,844)
Non-cash charges	(91)	—	(382)	(473)

Balance as of September 30, 2006	$17,577	$2,594	$—	$20,171

	For the six months ended September 30, 2006
	Severance and Benefits	Facilities	Fixed Assets	Total
Balance as of March 31, 2006	$10,046	$2,973	$—	$13,019
Restructuring costs	21,993	898	382	23,273
Reversals	(259)	(359)	—	(618)
Cash payments	(14,112)	(918)	—	(15,030)
Non-cash charges	(91)	—	(382)	(473)

Balance as of September 30, 2006	$17,577	$2,594	$—	$20,171

	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Fiscal 2007	$9,226	$650	$9,876
Fiscal 2008 to 2013	8,351	1,944	10,295

	$17,577	$2,594	$20,171

The $20.2 million restructuring accrual as of September 30, 2006 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC. The severance and benefits charges will be paid during fiscal 2007 and 2008. The facilities charges relating to vacant facilities in Colorado Springs, Colorado; Boulder, Colorado; and Basingstoke, United Kingdom will be paid over their respective lease terms, which continue through fiscal 2013. With the acquisition of ADIC, we also acquired ADIC’s vacant facilities in Englewood, Colorado and Ithaca, New York. The facilities charges related the vacant Englewood and Ithaca facilities will be paid over their respective lease terms, which continue through fiscal 2012.

Note 8: Goodwill and Intangible Assets

As of September 30, 2006 and March 31, 2006, net goodwill and intangible assets were $610.5 million and $97.0 million, respectively, and represented approximately 46% and 15%, respectively, of total assets.

Goodwill

As a result of adopting SFAS No. 142 Goodwill and Other Intangible Assets on April 1, 2002, we evaluate goodwill for impairment annually, or more frequently when indicators of impairment are present. The following table summarizes goodwill by acquisition as of September 30, 2006 and March 31, 2006 (in thousands):

	September 30, 2006	March 31, 2006
ATL Products, Inc.	$7,711	$7,711
M4 Data	6,222	6,222
Benchmark	33,245	33,245
ADIC	338,237	—

	$385,415	$47,178

Intangible Assets

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to ten years. In estimating the useful lives of intangible assets, we consider the following factors:

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

During the second quarter of fiscal 2007, the purchased technology, non-compete and assembled workforce intangibles and accumulated amortization related to M4 and SanLight were written off as these intangibles had no future value due to the ADIC acquisition and our planned future operations. The write off did not impact our results of operations since these intangibles were fully amortized.

The following tables provide a summary of the carrying value of intangible assets as of September 30, 2006 and March 31, 2006 (in thousands):

	As of September 30, 2006			As of March 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,619	$(65,221)	$123,398	$112,518	$(71,281)	$41,237
Trademarks	27,260	(17,424)	9,836	22,560	(15,865)	6,695
Non-compete agreements	2,000	(1,518)	482	2,516	(2,516)	—
Customer lists	108,272	(16,928)	91,344	15,672	(13,795)	1,877
Assembled workforce	—	—	—	1,582	(1,582)	—

	$326,151	$(101,091)	$225,060	$154,848	$(105,039)	$49,809

The total amortization expense related to intangible assets is provided in the table below (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2006	September 26, 2005	September 30, 2006	September 26, 2005
Purchased technology	$5,929	$4,300	$10,541	$8,525
Trademarks	807	752	1,559	1,503
Non-compete agreements	17	—	17	—
Customer lists	2,820	324	2,993	631

	$9,573	$5,376	$15,110	$10,659

The total expected future amortization related to intangible assets is provided in the table below (in thousands):

Amortization
Six months ending March 31, 2007	$26,931
Fiscal 2008	48,779
Fiscal 2009	40,909
Fiscal 2010	36,646
Fiscal 2011 and thereafter	71,795

Total as of September 30, 2006	$225,060

Note 9: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2006	March 31, 2006
Materials and purchased parts	$55,183	$35,061
Work in process	7,789	8,571
Finished goods	54,504	45,331

	$117,476	$88,963

Note 10: Accrued Warranty and Indemnifications

The following table details the quarterly and year-to-date change in the accrued warranty balance (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2006	September 26, 2005	September 30, 2006	September 26, 2005
Beginning balance	$30,242	$37,663	$32,422	$37,738
Warranties assumed from ADIC	6,945	—	6,945	—
Additional warranties issued	6,183	4,554	11,608	11,017
Adjustments for warranties issued in prior fiscal years	—	(312)	—	574
Settlements made in cash	(8,029)	(6,813)	(15,634)	(14,237)

Ending balance	$35,341	$35,092	$35,341	$35,092

We warrant our products against defects for periods ranging from 3 to 48 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair including materials consumed in the repair, labor and overhead amounts necessary to perform the repair.

If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of September 30, 2006, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Note 11: Convertible Subordinated Debt, Credit Line and Term Loans

Convertible subordinated debt

On July 30, 2003, we issued 4.375% convertible subordinated notes in the aggregate principal amount of $160 million due in 2010 in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of Quantum’s existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008.

Credit line and term loans

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity to March 2006 and adjust several covenant requirements. In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect an acquisition. The revolving credit line was amended to increase it from $100 million to $145 million and to adjust covenant requirements. In October 2005, we amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure. In February 2006, we terminated the $50 million synthetic lease. In August 2006, the revolving credit line was terminated and replaced by the borrowings described below, and we wrote off $0.7 million of unamortized loan fees.

In August 2006, we entered into a secured senior credit facility with a group of lenders providing a $150 million revolving credit line and a $225 million term loan. We also entered into a secured $125 million second lien term loan. On August 22, 2006, the Company borrowed $445 million, which consisted of $95 million borrowed on the revolving credit line, $225 million under the term loan and $125 million under the second lien term loan. On August 28, 2006, we borrowed an additional $51.5 million on the revolving credit line. We incurred loan fees of $9.7 million which are included in other long-term assets on the Condensed Consolidated Balance Sheet and are being amortized over the respective loan terms. As of September 30, 2006, total outstanding borrowed was $496.5 million and $3.2 million was committed to standby letters of credit.

The revolving credit facility matures on August 22, 2009. Interest accrues on each drawdown of the revolving credit facility at either, at the Company’s option, a prime rate plus a margin ranging from 0.0% to 0.80%, depending on our senior leverage ratio, or LIBOR plus a margin ranging from 1.75% to 3.00%, depending on our senior leverage ratio. Interest is payable quarterly.

Amounts not borrowed on the revolving credit facility are subject to an unused line fee of between 0.30% and 0.75% per annum times the unused portion of the facility. As of September 30, 2006, the interest rates on the revolving credit facility were 8.47% on the $95 million borrowed portion and 8.33% on the $51.5 million borrowed portion. The facility for the revolving loans may be terminated by the Company at any time without premium or penalty.

The $225 million term loan matures on August 22, 2012, but is subject to accelerated maturity on April 2, 2010, if we do not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to January 1, 2010. Interest accrues on the term loan at either, at our option, a prime rate plus a margin of 2.15%, or LIBOR plus a margin of 4.00%. Interest is payable quarterly. As of September 30, 2006, the interest rate on the term loan was 9.44%. Beginning on December 31, 2006 principal payments on the term loan in an amount equal to $6.25 million are payable quarterly, and after December 2008 principal payments in an amount equal to $2.25 million are payable quarterly with a final payment of all outstanding principal and interest to be paid at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made within one year of closing.

The second lien term loan matures on August 22, 2013, but is subject to accelerated maturity on May 2, 2010, if we do not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to February 1, 2010. Interest accrues on the second lien term loan at either, at our option, a prime rate plus a margin of 6.00%, or LIBOR plus a margin of 7.50%. As of September 30, 2006, the interest rate on the second lien term loan was 12.94%. Interest on the second lien term loan is payable quarterly. All outstanding principal on the second lien term loan is payable at maturity. The second lien term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made within two years of closing.

The revolving credit facility, term loan, and second lien term loan are secured by a blanket lien on all of the assets of Quantum and contain certain financial and reporting covenants, which we are required to satisfy as a condition of the credit line and term loans. As of September 30, 2006, we were in compliance with all of the covenants.

Note 12: Income Taxes

The tax expense recorded for the three months ended September 30, 2006 and September 26, 2005 was $2.5 million and $0.5 million, respectively. The current quarter’s tax provision reflects expenses for foreign income taxes and state taxes of $0.7 million and $1.8 million for anticipated withholding taxes associated with the closure of our Neuchatel, Switzerland facility. The prior year’s provision reflects foreign income taxes and state taxes. The tax expense recorded for the six months ended September 30, 2006 and September 26, 2005 was $2.5 million and $1.1 million, respectively. The current year-to-date tax provision reflects expenses for foreign and state income taxes of $1.2 million and $1.8 million for anticipated withholding taxes associated with the closure of our Neuchatel, Switzerland facility offset by a benefit related to an expected tax refund of $0.5 million for losses associated with the closure of our Ireland facility. The prior year’s provision reflects foreign income taxes and state taxes.

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor, we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8,760,000. As of September 30, 2006, $7.3 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

Note 13: Litigation

On August 7, 1998, we were named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH (“Papst”), owns numerous United States patents, which Papst alleges are infringed upon by hard disk drive products that were sold by HDD. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with other lawsuits involving Papst for purposes of coordinated discovery under multi-district litigation rules. The other lawsuits have Maxtor, Minebea Limited, and IBM as parties. As part of our disposition of our hard disk drive business, HDD, to Maxtor in April 2001, Maxtor assumed the defense of the Papst claims and agreed to indemnify us with respect to litigation relating to this dispute. Maxtor has recently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

On August 8, 2003, a class action lawsuit was filed against us in the Superior Court of the State of California for the County of San Francisco. Hitachi Maxell, Ltd., Maxell Corporation of America, Fuji Photo Film Co., Ltd., and Fuji Photo Film U.S.A., Inc. are named in the lawsuit as codefendants. The plaintiff, Franz Inc., alleges violation of California antitrust law, violation of California unfair competition law, and unjust enrichment. In November 2005, the parties agreed to settle the litigation for a combination of cash and product contributions. The settlement terms were approved by the Court on July 10, 2006.

On May 18, 2006, a lawsuit was filed in King County Superior Court, Seattle, Washington, naming ADIC and its directors as defendants. The lawsuit is a purported class action filed by Richard Carrigan on behalf of an alleged class of ADIC’s shareholders. Plaintiff alleged, among other things, that the director defendants breached their fiduciary duties in approving the proposed acquisition of ADIC by Quantum that was publicly announced on May 2, 2006. The suit sought to enjoin the defendants from consummating the proposed acquisition and other relief. Though the acquisition has since been consummated, the lawsuit remains pending and we have continued discussions with the plaintiff to reach a resolution.

Note 14: Commitments and Contingencies

Commitment for additional investments

As of September 30, 2006, due to our acquisition of ADIC we had commitments to provide an additional $1.6 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. We will invest funds as requested until our remaining commitments are satisfied.

Commitments to purchase inventory

Since the third quarter of fiscal 2003, a number of our tape drive and tape automation products have been manufactured for us by Jabil and other contract manufactures. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory.

As of September 30, 2006 we had issued non-cancelable purchase orders for $51.8 million to purchase finished goods from our contract manufacturers and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 15: Comprehensive Loss

Total comprehensive loss, net of tax, if any, for the three and six months ended September 30, 2006 and September 26, 2005, is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2006	September 26, 2005	September 30, 2006	September 26, 2005
Net loss	$(30,676)	$(13,788)	$(34,252)	$(19,265)
Foreign currency translation adjustment	104	(33)	2,981	(135)
Unrealized gain on investments	124	—	124	—

Total comprehensive loss	$(30,448)	$(13,821)	$(31,147)	$(19,400)

Note 16: Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Instruments, which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No.133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, and is effective for Quantum beginning in fiscal 2008. Adoption of this standard is not expected to have a significant impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for us beginning in fiscal 2008. We are currently evaluating the impact this statement will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is effective for us beginning in fiscal 2009. Adoption of this standard is not expected to have a significant impact on our financial position or results of operations.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectation that the current installed base of tape drives will result in continued demand for the tape media cartridges, (2) our expectation that media royalties will continue to be a significant source of our DLT® revenues, gross margins, operating income and cash flow, (3) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology, (4) our expectation that we will incur additional future charges for anticipated restructurings, including the amounts of future payments and annualized cost savings resulting therefrom , (5) our intention to pursue product initiatives in order to further improve gross margins, increase operating efficiencies and effectiveness, and reduce operating costs, (6) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion, (7) our belief that we have sufficient resources to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor, (8) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months, (9) our expectation that we will return to profitability, (10) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us, (11) our expectation that we will make additional acquisitions in the future, (12) our expectations about the timing and maximum amounts of our future contractual payment obligations, (13) our belief that our total foreign exchange rate exposure is not significant, (14) our expectations regarding timing of our new product introductions, (15) our expectations regarding the benefits of our acquisition of ADIC, including revenue, gross margins, market share and customer benefits and (16) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our continued receipt of media royalties from media manufacturers at or above historical levels; (5) our ability to realize anticipated benefits from the ADIC acquisition; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) our ability to pay down the principal and interest on our indebtedness; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) founded in 1980, is a leading global storage company specializing in backup, recovery and archive. Combining focused expertise, customer-driven innovation, and platform independence, we provide a comprehensive, integrated range of disk, tape, and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs” ) and other suppliers to meet customers’ evolving data protection needs. Our stock is currently traded on the New York Stock Exchange under the DSS ticker symbol. Our ticker symbol will be changed to QTM, effective at the start of trading on November 15, 2006.

In August 2006, Quantum acquired Advanced Digital Information Corporation (“ADIC”). The combined company offers a broad range of solutions in this market, providing performance and value to organizations of all sizes, from Global 2000 enterprises to small businesses and satellite offices. We have a comprehensive portfolio of disk-based backup solutions and are a leading provider of tape libraries and autoloaders, as well as a top supplier of tape drives and media. Quantum’s data management software is an industry-leading technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. In addition, our service plan includes a complete range of coverage options to provide the level of support for the widest possible range of IT environments, with service available in 180 countries.

Business Outlook

In acquiring ADIC, we defined three primary objectives: (1) to expand market access, mainly by building a stronger branded business; (2) to create a stronger growth platform, particularly by expanding our disk-based backup systems and software businesses; and (3) to improve our financial position, taking advantage of the resulting cost synergies and enhanced revenue and profit opportunities.

In measuring our progress toward these objectives, we are focused on five areas: (1) growing our branded business to 60 percent of revenue, (2) achieving a quarterly run rate of $20 million in synergy savings, in steps over the next four quarters, (3) maintaining our media royalty revenue in the high $20 million range, (4) driving growth in disk-based backup systems and software to deliver $30 million to $40 million in revenue within the next 12 months, and (5) generating cash and repaying our debt.

We have only been operating as a combined company for 11 weeks and face many challenges, including intense competition, declining revenue in our tape drive business, integrating ADIC and Quantum and significantly increased indebtedness and related interest expense. However, we feel good about the progress we’re making and the opportunities ahead. Customers’ backup, recovery and archive challenges are complex and rapidly evolving, and the need for a category expert is essential to success. We believe that our global scale and vertical integration in tape products, along with our growing branded strength and cost structure, well position us to build a strong, profitable tape business. In the disk-based backup and software area, we will soon introduce new products that leverage the combined technology of both companies and represent the first steps in executing on a newly defined roadmap.

We also see opportunity as several key competitors struggle with the impact of industry consolidation, product transitions and unsustainable business models. This enables us to capitalize on the strength of the Quantum-ADIC combination to increase our market share in more mature markets and grow our position in newly emerging markets.

There are numerous risks to the successful execution of our business plans. For a discussion of some of the risks and uncertainties that impact our business, see “Risk Factors” in Part II of this Form 10-Q.

Reporting Our Results

In previous years, we reported two data storage business segments: Tape Drive and Storage Systems. Beginning with the first quarter of fiscal 2007, we began reporting one business segment as a result of organizational changes. These changes include the integration of marketing, sales and research and development functions to enhance product positioning and to lower the cost platforms within our business. As a result of these integration efforts, discrete financial information for these former segments is no longer tracked below the gross margin level, and management no longer measures operating performance nor makes resource allocation decisions on a segmented basis for each product group.

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

Revenue Recognition

Revenue from sales of products to distributors, VARs, OEMs and end-users is recognized: when passage of title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured. In the period when the revenue is recognized allowances are provided for estimated future price adjustments, such as volume rebates, price protection, and future product returns. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers.

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

When elements such as hardware and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. Undelivered elements typically include installation and services. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered. Revenue from extended warranty and product service contracts is initially deferred and recognized as revenue ratably over the contract period in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), have been met. These criteria include persuasive evidence of an arrangement, delivery of the software, a fixed and determinable fee, probable collection and vendor-specific objective evidence of fair value for undelivered elements. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. We recognize revenue from software sales upon delivery provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining, the price is fixed and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance, which typically occurs after delivery and installation are completed. Revenue from postcontract customer support agreements, which entitle customers to both support and upgrades during the term of the agreement, when-and-if available, is recognized ratably over the life of the agreement. EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), affirms that the revenue recognition guidance in SOP 97-2 also applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We do not currently have any non-software deliverables that are subject to the guidance of EITF 03-5.

Share-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”) using the modified prospective method, and therefore were not required to restate prior periods’ results. Under this method, we recognized compensation expense (a) for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) for all equity incentive awards granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. Quantum uses the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R. Option pricing models, including the Black-Scholes-Merton model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. Quantum estimates the volatility of its common stock based on the historical volatility of its own common stock over the most recent period corresponding with the estimated expected life of the award. Quantum estimates expected life of the award based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Higher volatility and expected lives result in a proportional increase to share-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value. Although the fair value of our share-based awards is determined in accordance with SFAS No. 123R and SAB 107, the Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

Warranty Expense and Liability

We generally warrant our products against defects for 3 to 48 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services from our Penang, Malaysia facility to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide automation systems warranty service from our facilities in Costa Mesa, California, Englewood, Colorado and Böehmenkirch, Germany. Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives and in Szombathely, Hungary for Europe, Middle East and Africa (“EMEA”) tape drives. Benchmark Electronics, Inc. provides automation systems warranty service in Redmond, Washington. In addition, we employ various other third party service providers throughout the world that perform tape drive and automation systems services for us.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ. The Company uses a model and exercises considerable judgment in determining the underlying estimates. Our judgment requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. We recently introduced a number of new products, of which we are in the early stages of volume shipment and we are experiencing improved quality on our existing products which both influence failure rates. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our new products mature and we continue to experience improved quality on our existing products, we are able to improve our estimates with respect to these products. Therefore, it is reasonably likely that we will have to update our assumptions for failure rates (and, therefore, warranty expense liability) in the future.

Similarly, we are in the process of consolidating and outsourcing manufacturing repair sites, which affect the future costs of repair. Our expected costs associated with this outsourcing initiative consist of outsourcing product repairs to third parties, with whom we negotiate on-going outsourcing arrangements, as well as transition costs from in-house repair to outsourcing. If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

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

Service Parts for Maintenance

We value our service parts for maintenance at amortized cost less adjustments for excess or obsolete parts. We carry service parts because we generally provide product warranty for 3 to 48 months and earn revenue by providing enhanced warranty and repair service outside this warranty period. Service parts consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Cost includes direct material, direct labor, overhead and other direct costs. Estimates of excess and obsolete parts involve significant estimates and judgments about the future, including the estimated amount of component parts expected to be consumed in the future warranty and out of warranty service and the estimated number of parts required to meet future customer needs. Amortization of the aggregate service parts is computed on a straight-line basis over the estimated useful life of eight years. Should the technology or our customers’ service needs change and cause a decrease in the estimated useful lives of such service parts, additional expense would be required.

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over the estimated useful lives, which generally range from one year to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Restructuring Charges

In recent periods and over the past several years, we recorded significant restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have implemented and consist of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges and other costs of exiting activities or geographies.

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

In the fourth quarter of fiscal 2003, we became subject to SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. In the second quarter of fiscal 2005, severance charges became subject to SFAS No. 112 Employers’ Accounting for Postemployment Benefits since we currently have a benefit plan with defined termination benefits based on years of service.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. In addition, we have provided a full valuation allowance against certain of our international net deferred tax assets. Due to reorganizations in these jurisdictions, it is unclear whether we will be able to realize a benefit from these deferred tax assets.

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

Quantum believes that, based on current applicable tax laws, it has provided adequate amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S. and foreign jurisdictions. These estimated liabilities are recorded on a quarterly basis and estimates are revised based upon new information that was not available at the time of prior estimates. Our estimates have in the past been subject to change and we expect that some of our estimates will be subject to change in the future. While our estimated liabilities are recorded based upon existing tax laws, events may occur in the future that indicate payments of these amounts will be less than estimated, in which event, reversals of these liabilities would create tax benefits that we would recognize in the periods when we determine that the liabilities have been reduced. Conversely, events may occur in the future that indicate that payments of these amounts will be greater than estimated, in which event we would record tax charges and additional liabilities. For example, we may in the future, decide to negotiate with tax authorities regarding our tax liability in a particular jurisdiction, which could result in a different outcome than our estimated liability. In addition, the regulatory audit statute of limitations for a particular jurisdiction may expire without Quantum becoming subject to an audit by that jurisdiction or an audit may occur but result in a smaller tax liability than we had estimated, and we would no longer be required to incur any or all of the liability for that audit, as the case may be.

RESULTS OF OPERATIONS

(In thousands)

	Three Months Ended				Change	% Change
	September 30, 2006	% of revenue	September 26, 2005	% of revenue
Product revenue	$222,537	88.9%	$171,530	84.2%	$51,007	29.7%
Royalty revenue	27,833	11.1%	32,077	15.8%	(4,244)	(13.2)%

Total revenue	250,370	100.0%	203,607	100.0%	46,763	23.0%

Cost of revenue	179,757	71.8%	150,948	74.1%	28,809	19.1%

Gross margin	70,613		52,659		17,954	34.1%
Gross margin rate	28.2%		25.9%		—	2.3%

Operating expenses:
Research and development	27,864	11.1%	27,488	13.5%	376	1.4%
Sales and marketing	30,577	12.2%	21,168	10.4%	9,409	44.4%
General and administrative	12,487	5.0%	9,039	4.4%	3,448	38.1%
Restructuring charges	6,660	2.7%	9,585	4.7%	(2,925)	(30.5)%
In-process research and development	14,700	5.9%	—		14,700	100.0%

	92,288	36.9%	67,280	33.0%	25,008	37.2%

Loss from operations	(21,675)		(14,621)		(7,054)	48.2%
Interest income and other, net	2,067	0.8%	3,866	1.9%	(1,799)	(46.5)%
Interest expense	(8,546)	(3.4)%	(2,582)	(1.3)%	(5,964)	231.0%

Loss before income taxes	(28,154)		(13,337)		(14,817)	111.1%
Income tax provision	2,522	1.0%	451	0.2%	2,071	459.2%

Net loss	$(30,676)		$(13,788)		$(16,888)	122.5%

(In thousands)

	Six Months Ended				Change	% Change
	September 30, 2006	% of revenue	September 26, 2005	% of revenue
Product revenue	$381,581	87.3%	$347,624	84.7%	$33,957	9.8%
Royalty revenue	55,384	12.7%	62,620	15.3%	(7,236)	(11.6)%

Total revenue	436,965	100.0%	410,244	100.0%	26,721	6.5%

Cost of revenue	314,327	71.9%	300,143	73.2%	14,184	4.7%

Gross margin	122,638		110,101		12,537	11.4%
Gross margin rate	28.1%		26.8%		—	1.3%

Operating expenses:
Research and development	51,947	11.9%	56,670	13.8%	(4,723)	(8.3)%
Sales and marketing	51,537	11.8%	42,976	10.5%	8,561	19.9%
General and administrative	22,748	5.2%	19,828	4.8%	2,920	14.7%
Restructuring charges	6,743	1.5%	9,507	2.3%	(2,764)	(29.1)%
In-process research and development	14,700	3.4%	—	0%	14,700	100.0%

	147,675	33.8%	128,981	31.4%	18,694	14.5%

Loss from operations	(25,037)		(18,880)		(6,157)	32.6%
Interest income and other, net	4,030	0.9%	6,040	1.5%	(2,010)	(33.3)%
Interest expense	(10,708)	(2.5)%	(5,373)	(1.3)%	(5,335)	99.3%

Loss before income taxes	(31,715)		(18,213)		(13,502)	74.1%
Income tax provision	2,537	0.6%	1,052	0.3%	1,485	141.2%

Net loss	$(34,252)		$(19,265)		$(14,987)	77.8%

Revenue

The increase in product revenue for the three and six months ended September 30, 2006 was primarily due to the acquisition of ADIC. This increase was partially offset by declines in shipments of older products reaching maturity such as the VS80, SuperDLT ®320 and ValueLoaders as well as continued intense competition and less demand from our key OEM customers. This decrease was only partially offset by increases in revenue from latest generation products such as the SuperLoader 3, DLT-V4 and PX500 series.

Tape media royalties decreased in the three and six months ended September 30, 2007 due to lower media unit sales sold through our OEM customers. Royalties related to our newer products have been increasing, but at a slower rate than declines in royalties related to our maturing products.

Gross Margin

The increase in gross margin percentage during both the three and six months ended September 30, 2006 was largely due to the acquisition of ADIC, which helped drive an increase in the percentage of our product sales through branded channels. Sales of branded product typically generate higher gross margins than sales to our OEM customers. This improvement in gross margin was partially offset by increases in non-cash expenses such as amortization of intangible assets, share-based compensation and amortization of service parts.

Research and Development Expenses

Research and development expenses increased slightly during the second quarter of fiscal 2007. Increased costs due to the acquisition of ADIC were largely offset by decreases due to cost reduction actions, primarily reduced headcount as the Company integrated a prior acquisition and to a lesser extent product launches completed in the prior year period. These same factors also explain the decrease in expense for the six months ended September 30, 2006 compared to the same period in the prior year.

Sales and Marketing Expenses

The increase in sales and marketing expenses during both the three and six months ended September 30, 2006 was primarily due to the acquisition of ADIC. This was partially offset by reduced spending on marketing programs and reduced headcount as a result of cost reduction actions.

General and Administrative Expenses

The increase in general and administrative expenses during both the three and six months ended September 30, 2006 was primarily due to the acquisition of ADIC. During the second quarter of fiscal 2007, general and administrative expenses also increased due to higher consulting and professional services fees related to several projects.

Interest Income and Other, net

The decrease in interest income and other, net for the three and the six months ended September 30, 2006 as compared to the corresponding periods of the prior year was mainly due to a $1.1 million payment received from a funded benefit trust and a $0.7 million refund received from the IRS for FICA withholding during the second quarter of fiscal 2006.

Interest Expense

The increase in interest expense in the three and the six months ended September 30, 2006 was due to the new debt facilities entered into during the second quarter of fiscal 2007. We have borrowed $496.5 million under these facilities. Interest expense also includes the amortization of debt issue costs for these new debt facilities, as well as the write off of unamortized debt issue costs related to a credit facility that was terminated during the period. For further information, refer to Note 11 “Convertible Subordinated Debt, Credit Line and Term Loans” to the Condensed Consolidated Financial Statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

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

The current quarter’s tax provision reflects expenses for foreign income taxes and state taxes of $0.7 million and an expense of $1.8 million for anticipated withholding taxes associated with the closure of the Neuchatel, Switzerland facility. The prior year’s provision reflects foreign income taxes and state taxes. The current fiscal year-to-date tax provision reflects expenses for foreign and state income taxes of $1.2 million and an expense of $1.8 million for anticipated withholding taxes associated with the closure of the Neuchatel, Switzerland facility offset by a benefit related to an expected tax refund of $0.5 million for losses associated with the closure of the Ireland facility. The prior year’s provision reflects foreign income taxes and state taxes.

In connection with the disposition of the Company’s hard-disk drive business, HDD, to Maxtor, the Company and Maxtor entered into a Tax Sharing and Indemnity Agreement, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8,760,000. As of September 30, 2006, $7.3 million remains as the indemnity liability. Quantum believes that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

Restructuring Charges

During the second quarter of fiscal 2007, management approved and initiated plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC and improve efficiencies in operations. Additional restructuring expenses may be incurred in future periods as management executes the approved plan and finalizes planned integration activities.

In the first six months of fiscal 2007 and in fiscal 2006, we took steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. The restructuring charges that resulted from these cost reduction efforts relate to the following:

•	Outsourcing certain manufacturing and repair operations and

•	Consolidating operations supporting our business

The following tables show the type of restructuring expense for the three and six months ended September 30, 2006 and September 26, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2006	September 26, 2005	September 30, 2006	September 26, 2005
By expense type
Severance and benefits	$6,637	$9,575	$6,720	$9,397
Facilities (reversal)	(359)	10	(359)	110
Fixed assets	382	—	382	—

Total	$6,660	$9,585	$6,743	$9,507

By cost reduction actions
Outsource certain manufacturing and repair operations	$1,600	$8,045	$1,600	$8,045
Consolidate operations supporting our business	5,060	1,540	5,143	1,462

Total	$6,660	$9,585	$6,743	$9,507

Fiscal 2007

We recorded charges of $6.6 million for severance and benefits associated with cost synergies identified during the second quarter of fiscal 2007 resulting from our evaluation and integration of ADIC. We expect the majority of these charges to be paid to the impacted employees during fiscal 2007 and the first part of fiscal 2008. The $0.4 million in facilities reversal resulted from determining higher utilization of a Colorado facility, and $0.4 million in fixed asset charges were recorded for assets impacted by the ADIC acquisition.

In addition to the $6.7 million restructuring costs in the three and six months ended September 30, 2006, the restructuring costs associated with exiting activities of ADIC were $15.9 million, consisting primarily of severance and benefits costs and, to a lesser extent, excess facilities obligations. These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire ADIC and, accordingly, have resulted in an increase to goodwill rather than an expense in the current period.

In the first quarter of fiscal 2007, a $0.1 million net charge was recorded for severance as part of the continuing effort to streamline our marketing and IT functions.

Fiscal 2006

In the second quarter of fiscal 2006, an $8.0 million charge was recorded as a result of closing our site in Dundalk, Ireland, and outsourcing repair operations in the Europe. The closure is expected to be completed in the fourth quarter of calendar 2006. In addition, a $1.5 million charge was recorded as severance within the engineering department in order to streamline our product development processes, align skills with our future product roadmaps and to reduce costs and investment to the appropriate level following product platform transitions. These actions were substantially complete as of September 30, 2006.

In the first quarter of fiscal 2006, a $0.2 million charge was reversed because estimated severance costs were lower than originally anticipated. Additionally, a $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

The following tables show the activity and the estimated timing of future payouts for cost reduction plans (in thousands):

	For the three months ended September 30, 2006
	Severance and Benefits	Facilities	Fixed Assets	Total
Balance as of June 30, 2006	$3,378	$2,538	$—	$5,916
Restructuring costs	21,910	898	382	23,190
Reversals	(259)	(359)	—	(618)
Cash payments	(7,361)	(483)	—	(7,844)
Non-cash charges	(91)	—	(382)	(473)

Balance as of September 30, 2006	$17,577	$2,594	$—	$20,171

	For the six months ended September 30, 2006
	Severance and Benefits	Facilities	Fixed Assets	Total
Balance as of March 31, 2006	$10,046	$2,973	$—	$13,019
Restructuring costs	21,993	898	382	23,273
Reversals	(259)	(359)	—	(618)
Cash payments	(14,112)	(918)	—	(15,030)
Non-cash charges	(91)	—	(382)	(473)

Balance as of September 30, 2006	$17,577	$2,594	$—	$20,171

	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Fiscal 2007	$9,226	$650	$9,876
Fiscal 2008 to 2013	8,351	1,944	10,295

	$17,577	$2,594	$20,171

The $20.2 million restructuring accrual as of September 30, 2006 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC. The severance and benefits charges will be paid during fiscal 2007 and 2008. The facilities charges relating to vacant facilities in Colorado Springs, Colorado; Boulder, Colorado; and Basingstoke, United Kingdom will be paid over their respective lease terms, which continue through fiscal 2013. With the acquisition of ADIC, we also acquired ADIC’s vacant facilities in Englewood, Colorado and Ithaca, New York. The facilities charges related the vacant Englewood and Ithaca facilities will be paid over their respective lease terms, which continue through fiscal 2012.

Amortization of Intangible Assets

The following tables detail intangibles asset amortization expense by classification within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2006	September 26, 2005	Increase/ (decrease)
Cost of revenue	$5,586	$4,059	$1,527
Research and development	344	96	248
Sales and marketing	3,625	1,074	2,551
General and administrative	18	147	(129)

	$9,573	$5,376	$4,197

	Six Months Ended
	September 30, 2006	September 26, 2005	Increase/ (decrease)
Cost of revenue	$9,717	$8,042	$1,675
Research and development	539	191	348
Sales and marketing	4,690	2,133	2,557
General and administrative	164	293	(129)

	$15,110	$10,659	$4,451

For further information regarding amortization of intangible assets, refer to Note 8 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Share-based Compensation

We adopted SFAS No. 123R in the first quarter of fiscal 2007, which requires us to expense share-based compensation. Prior to the adoption of SFAS No. 123R, we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, share-based compensation for the three and six months ended September 26, 2005 related only to the issuance of restricted stock awards since they were issued at a discount. Share-based compensation totaled $2.2 million and $4.0 million in the second quarter and first six months of fiscal 2007, respectively, compared to $0.3 and $0.4 million in the same periods of fiscal 2006.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to options and restricted stock awards and units granted under the Company’s plans and rights to acquire stock under the Company’s purchase plan (in thousands):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Share-based compensation expense included in operations:
Cost of revenue	$270	$521
Research and development	563	1,040
Sales and marketing	501	841
General and administrative	895	1,605

Total share-based compensation expense effect on net loss	$2,229	$4,007

The total share-based compensation cost capitalized as part of inventory as of September 30, 2006 was not material. During the second quarter and first six months of fiscal 2007, no tax benefit was realized for the tax deduction from option exercises and other awards. As of September 30, 2006, there was $10.0 million of total unrecognized compensation costs related to stock options granted under the Company’s plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years. Total intrinsic value of options exercised for the three and six months ended September 30, 2006 was $1.0 million and $1.1 million, respectively. As of September 30, 2006, there was $11.2 million of total unrecognized compensation costs related to nonvested restricted stock awards and units granted under the Company’s plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

As of August 22, 2006, ADIC had approximately 2.5 million stock options outstanding. Based on the exchange ratio of 5.9756 calculated in accordance with the formula in the Merger Agreement, we assumed the outstanding options of ADIC, which are exercisable for an aggregate of 14.7 million shares of Quantum common stock. The fair value of options assumed was calculated using a Black-Scholes-Merton valuation model. The portion of the estimated fair value of unvested options related to future service was allocated to future share-based compensation and is being recognized over the remaining vesting period.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except DSO and Inventory turns)	As of or for Six Months Ended
	September 30, 2006	September 26, 2005
Cash and cash equivalents	$128,987	$100,805
Short-term investments	21,901	127,700

Total cash, cash equivalents, and short-term investments	150,888	228,505

Days sales outstanding (“DSO” )	58.1	53.9
Inventory turns (Annualized)	7.3	8.7

Net cash provided by (used in) operating activities	$(15,145)	$6,642
Net cash used in investing activities	$(469,061)	$(134,356)
Net cash provided by financing activities	$489,895	$3,383

Six Months Ended September 30, 2006

The difference between reported net loss and cash used in operating activities was primarily due to non-cash items such as depreciation and amortization, in-process research and development and share-based compensation related to stock incentive plans. Cash used to fund working capital during the period was primarily due to increases in service parts for maintenance and accounts receivable and payments on accrued restructuring. Service parts for maintenance increased in order to meet the Restriction of Hazardous Substances (“RoHS”) compliance requirements in Europe and support our growing installed base. The increase in accounts receivable was largely due to strong end-of-quarter sales. The cash outflow related to accrued restructuring was primarily due to severance payments made during the period related to restructuring obligations assumed in our acquisition of ADIC.

Cash used in investing activities during the first six months of fiscal 2007 reflects $545.4 million of cash paid, net of cash acquired, for our acquisition of ADIC. Proceeds from the sale of short-term investments of $544.7 million were largely offset by purchases of short-term investments of $464.8 million. Additionally, we purchased $9.7 million of property and equipment and received $6.0 million in proceeds from the sale of the Ireland facility.

Cash provided by financing activities during the first six months of fiscal 2007 was primarily related to borrowings of $496.5 million on new credit facilities, less loan fees of $9.7 million. Additionally, we received $3.1 million in net proceeds from the issuance of common stock.

Six Months Ended September 26, 2005

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

Acquisition

On August 22, 2006, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 2, 2006, we completed our acquisition of ADIC. Pursuant to the Merger Agreement, each outstanding share of ADIC common stock was converted into the right to receive either (a) $12.25 in cash or (b) a number of shares of Quantum common stock equal to the number of ADIC shares of common stock multiplied by 3.461. We paid $545.4 million in cash, net of cash acquired. The cash portion of the merger consideration was funded in part from borrowings under the loans described in “Credit Line and Term Loans” below.

Capital Resources and Financial Condition

Although we were unprofitable over the last few fiscal years, we made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue, reducing costs, and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, contractual obligations, and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue around or above current levels, to maintain or improve gross margins, and to reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing letters of credit and our credit facility.

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

Generation of net income and positive cash flow from operating activities in a consistent and sustained manner has historically been an important source of our cash to fund operating needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset both the negative impact of lower revenue and increased competition in our market segments. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive, and industry conditions, as well as various legal and other disputes, may prevent us from achieving these required financial objectives. Any inability to achieve consistent and sustainable net income and cash flow profiles could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of our bank group partners who provide our credit line to do any of the following:

•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under and/or termination of the revolving credit line and term loans; or

•	Approve any other amendments of our credit line facility and term loans we might seek to obtain in order to improve our business.

Any lack of renewal, or waiver or amendment, if needed, could result in the credit line and term loans becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our secured senior credit facility, this would mean $496.5 million is immediately payable.

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

Convertible Subordinated Debt

On July 30, 2003, we issued 4.375% convertible subordinated notes in an aggregate principal amount of $160 million due in 2010 in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008

Credit Line and Term Loans

In December 2002, Quantum entered into a secured senior credit facility with a group of banks, providing Quantum with a $100 million revolving credit line and a $50 million synthetic lease that contains the same financial covenants as the revolving credit line. In March 2004, Quantum amended the secured senior credit facility to extend the maturity to March 2006 and adjust several covenant requirements. In January 2005, Quantum amended the revolving credit line and the synthetic lease agreement to reflect an acquisition. The revolving credit line was amended to increase it from $100 million to $145 million and to adjust covenant requirements. In October 2005, Quantum amended and restated the revolving credit line to extend the maturity, unless previously converted, to October 2008, adjust covenant levels, and adjust the fee structure. In February 2006, Quantum terminated the $50 million synthetic lease. In August 2006, the revolving credit line was terminated and replaced by the borrowings described below, and Quantum wrote off $0.7 million of unamortized loan fees.

In August 2006, Quantum entered into a secured senior credit facility with a group of lenders providing a $150 million revolving credit line and a $225 million term loan. Quantum also entered into a secured $125 million second lien term loan. On August 22, 2006, the Company borrowed $445 million, which consisted of $95 million borrowed on the revolving credit line, $225 million under the term loan and $125 million under the second lien term loan. On August 28, 2006, Quantum borrowed an additional $51.5 million on the revolving credit line. Quantum incurred loan fees of $9.7 million which are included in other long-term assets on the Condensed Consolidated Balance Sheet and are being amortized over the loan terms. As of September 30, 2006, total outstanding borrowed was $496.5 million and $3.2 million committed to standby letters of credit.

The revolving credit facility matures on August 22, 2009. Interest accrues on the revolving credit facility at either, at the Company’s option, a prime rate plus a margin ranging from 0.0% to 0.80%, depending on Quantum’s senior leverage ratio, or LIBOR plus a margin ranging from 1.75% to 3.00%, depending on Quantum’s senior leverage ratio. Interest is payable quarterly. Amounts not borrowed as revolving credit facility are subject to an unused line fee of between 0.30% and 0.75% per annum times the unused portion of the facility. As of September 30, 2006, the interest rates on the revolving credit facility were 8.47% on the $95 million borrowed portion and 8.33% on the $51.5 million borrowed portion. The facility for the revolving loans may be terminated by the Company at any time without premium or penalty.

The $225 million term loan matures on August 22, 2012, but is subject to accelerated maturity on April 2, 2010, if Quantum does not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to January 1, 2010. Interest accrues on the term loan at either, at Quantum’s option, a prime rate plus a margin of 2.15%, or LIBOR plus a margin of 4.00%. Interest is payable quarterly. As of September 30, 2006, the interest rate on the term loan was 9.44%.

Beginning on December 31, 2006 principal payments on the term loan in an amount equal to $6.25 million are payable quarterly, and after December 2008 principal payments in an amount equal to $2.25 million are payable quarterly with a final payment of all outstanding principal and interest to be paid at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made within one year of closing.

The second lien term loan matures on August 22, 2013, but is subject to accelerated maturity on May 2, 2010, if Quantum does not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to February 1, 2010. Interest accrues on the second lien term loan at either, at Quantum’s option, a prime rate plus a margin of 6.00%, or LIBOR plus a margin of 7.50%. As of September 30, 2006, the interest rate on the second lien term loan was 12.94%. Interest on the second lien term loan is payable quarterly. All outstanding principal on the second lien term loan is payable at maturity. The second lien term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made within two years of closing.

The revolving credit facility, term loan, and second lien loan are secured by a blanket lien on all of the assets of Quantum and contain certain financial and reporting covenants, which Quantum is required to satisfy as a condition of the credit line and term loans. As of September 30, 2006, Quantum was in compliance with all of the covenants.

Commitments

The table below summarizes our contractual cash commitments as of September 30, 2006 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Convertible subordinated debt	$7,000	$181,000	$—	$—	$188,000
Long-term debt, including current portion	74,687	298,841	231,839	138,120	743,487
Purchase obligations	51,797	—	—	—	51,797
Operating leases	9,286	29,225	22,091	42,799	103,401

Total contractual cash obligations	$142,770	$509,066	$253,930	$180,919	$1,086,685

The contractual commitments include $275.0 million in interest payments on our various debt obligations based on current interest rates. Due to the nature of our agreements, the interest rate can vary over the terms of the loans

As of September 30, 2006, due to our acquisition of ADIC, we have commitments to provide an additional $1.6 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made as capital calls are received, thus we can not estimate when those payments will be made and have not included these amounts in the above table.

As of September 30, 2006, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the six months ended September 30, 2006. Our ability to repurchase common stock is restricted under our credit facilities

Recent Accounting Pronouncements

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

Our cash equivalents and short-term investments consist primarily of auction rate securities and money market funds. The main objective of these investments was safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in the interest rate curve would have resulted in an approximately $0.4 million and $0.7 million decrease in interest income for the six months ended September 30, 2006 and September 26, 2005, respectively.

As of September 30, 2006, our senior credit facilities were comprised of a $150 million revolving credit facility expiring in August 2009, a $225 million term loan expiring in August 2012 and a second lien of $125 million expiring in August 2013. Borrowings under the revolving credit facility and term loans bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to six months or a base rate, plus a margin determined by a senior leverage ratio as defined in the credit agreement. Our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 11 “Convertible Subordinated Debt, Credit Line and Term Loans” to the Condensed Consolidated Financial Statements). A hypothetical 100 basis point parallel increase in the interest rate curve would have resulted in an approximately $0.5 million increase in interest expense in the six months ended September 30, 2006. We had no material outstanding variable rate debt during the six months ended September 26, 2005.

We did not enter into derivative transactions related to our cash equivalents or short-term investments nor for our existing or anticipated liabilities during the three or six months ended September 30, 2006 and September 26, 2005.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. During the six months ended September 30, 2006 and September 26, 2005, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations because we believed that we had a natural hedge through our worldwide operating structure. We do not anticipate any material effect on our consolidated financial position utilizing our current hedging strategy.

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

Item 1A. Risk Factors

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PAGE 23 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

A large percentage of our sales come from a few customers, and these customers have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition, and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in the second quarter of fiscal 2007 represented 47% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to our top five customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

In the second quarter of fiscal 2007, approximately 19% and 12% of our revenue was derived from Dell and Hewlett-Packard, respectively. Over the recent years, the revenue contribution from Hewlett-Packard has declined. If this trend continues, or if we experience a significant decline in revenue from Dell, we could be materially and adversely affected. There is additional risk regarding Hewlett-Packard since it markets and manufactures its own LTO and DDS/DAT tape drives and media in competition with our LTO, DDS/DAT, DLTtape® and Super DLTtapeTM platforms. To the extent that Hewlett-Packard reduces its purchases of our products in favor of its own, or is successful in gaining share in the market with its tape drive products at the expense of our products, our tape drive and media revenues, operating results and financial condition could be materially and adversely affected.

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

From time to time we make acquisitions, such as the recent acquisition of ADIC. The failure to successfully integrate recent or future acquisitions could harm our business, financial condition, and operating results.

As a part of our business strategy, we have in the past and expect in the future to make acquisitions, or significant investments in, complementary companies, products or technologies, such as the recent acquisition of ADIC. If we fail to successfully integrate such acquisitions, it could harm our business, financial condition, and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

•	Failure to realize anticipated synergies and benefits from the acquisition;

•	Difficulties in assimilating and retaining employees;

•	Potential incompatibility of business cultures;

•	Coordinating geographically separate organizations;

•	Diversion of management’s attention from ongoing business concerns;

•	Coordinating infrastructure operations in a rapid and efficient manner;

•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	Insufficient revenues to offset increased expenses associated with the acquisition;

•	Costs and delays in implementing or integrating common systems and procedures;

•	Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;

•	Impairment of existing customer, supplier and strategic relationships of either company;

•	Insufficient cash flows from operations to fund the working capital and investment requirements;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or we may incur losses from these investments;

•	Dissatisfaction or performance problems with the acquired company;

•	The assumption of risks of the acquired company that are difficult to quantify, such as litigation;

•	The cost associated with the acquisition; and

•	Assumption of unknown liabilities or other unanticipated adverse events or circumstances.

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

In connection with the acquisition of ADIC, we drew on our $500 million credit facility with Key Bank, substantially increasing our debt service obligations and constraining our ability to operate our business. If we are unable to generate sufficient cash flow from operations to meet these debt obligations, our business financial condition and operating results will be materially and adversely affected.

In connection with our acquisition of ADIC, we borrowed $496.5 million from a group of lenders, adding a significant amount of indebtedness and interest expense to our obligations. Our level of indebtedness presents risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may be unable to generate cash sufficient to pay the principal of and interest on our indebtedness when due.

Our substantial debt may have important consequences for our operations, such as:

•	Making it more difficult or impossible for us to make payments on our convertible subordinated notes or any other indebtedness or obligations;

•	Requiring us to dedicate a significant portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements;

•	Increasing our vulnerability to adverse economic and industry conditions;

•	Limiting our flexibility in planning for, or reacting to, changes and opportunities in, the electronics manufacturing industry, which may place us at a competitive disadvantage; and

•	Limiting our ability to incur additional debt on acceptable terms, if at all.

In addition, there is a risk that we may not be able to repay our debt obligations as they become due. We have incurred significant losses since 2001. Nevertheless, our ability to meet our debt service obligations (and fund our working capital, capital expenditures, acquisitions, research and development and other general corporate needs) will depend upon our ability to generate sufficient cash flow from operations. We cannot provide assurance that we will generate sufficient cash flow from operations to service these debt obligations, or that future borrowings or equity financing will be available to us on commercially reasonable terms or at all, or available in an amount sufficient to enable us to pay our debt obligations or fund our other liquidity needs. If our losses from operations were to persist at current levels or worsen, we would be unable to generate sufficient cash flow to service our debt obligations, which would require that we reduce or delay capital expenditures and/or sell assets, thereby affecting our ability to remain competitive and materially and adversely affecting our business. Such a failure to repay our debt obligations when due would also result in our default under our loan agreements, which would give our lenders the right to seize all of our assets. Any such inability to pay meet our debt obligations would therefore have a material and adverse effect on our business, financial condition and results of operations.

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

Our ability to comply with covenants contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Even if we are able to comply with all covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, and other corporate opportunities. In addition, we may seek to refinance certain of our indebtedness in the future. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

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

To compete effectively, we must continually improve existing products and introduce new ones, such as our recently introduced DLT S-4 and GoVault products. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

•	We will introduce new products in the timeframe we are forecasting;

•	We will not experience technical, quality, performance-related or other difficulties that could prevent or delay the introduction of, and market acceptance of, new products;

•	Our new products will achieve market acceptance and significant market share, or that the markets for these products will continue or grow as we have anticipated;

•	Our new products will be successfully or timely qualified with our customers by meeting customer performance and quality specifications because a successful and timely customer qualification must occur before customers will place large product orders; or

•	We will achieve high volume production of these new products in a timely manner, if at all.

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

Our tape automation products compete with product offerings of Overland Data Inc., EMC, and Sun (due to its recent acquisition of StorageTek), which offer tape automation systems incorporating DLTtape® and Super DLTtapeTM technology as well as LTO technology. Increased competition has resulted in increased price competition. If this trend continues or worsens, if competition further intensifies, or if industry consolidation occurs, our sales and gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to bring us back to profitability.

In the last four years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs. These steps and additional future restructurings in response to rationalization of operations following future acquisitions or adverse changes in our business and industry may require us to make cash payments that, if large enough, would materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition, and operating results.

We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition, and operating results would be materially and adversely harmed.

We derive almost all of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a substantial majority of our revenue from these products for the foreseeable future. As a result, our future operating results depend on the continued market acceptance of products employing tape drive technology. Our tape products, including tape drives and automation systems, are increasingly challenged by products using hard disk drive technology, such as Virtual Tape Libraries (VTL), standard disk arrays and Network Attached Storage (NAS). Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If disk-based backup products gain comparable or superior market acceptance, or their costs decline far more rapidly than tape drive and media costs, the competition resulting from these products would increase as customers migrate toward them. We are working to address this risk through our own targeted investment in disk-based products and other alternative technologies, but if we are not successful in our efforts, our business, financial condition, and operating results would be materially and adversely affected.

Our tape media business generates a relatively high gross margin rate, which significantly impacts the total company gross margin rate. If we were to experience a significant decline in the tape media or tape royalty gross margin rate, our business, financial condition, and operating results would be materially and adversely affected.

Our tape royalty and media gross margin rates and revenues depend on many factors, including the following factors:

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

Competition from other tape technologies has had a significant negative impact on our income from media as well as on our sales of tape drives. Similarly, competition among media suppliers has periodically resulted in intense, price-based competition for media sales, which also affects media income. If either of these competitive factors continues or intensifies, it would further erode tape drive unit sales, tape drive installed base, media units and media pricing. To the extent that our Quantum branded media revenue and media royalties depend upon media pricing and the quantity of media consumed by the installed base of our tape drives, reduced media prices, or a reduced installed tape drive base, would result in further reductions in our Quantum branded media and media royalty revenue and gross margin rates. This would materially and adversely affect our business, financial condition, and results of operations.

Third party intellectual property infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition, and operating results may be materially and adversely affected.

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations, or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition, and operating results could be materially and adversely affected.

In addition, certain products or technologies acquired or developed by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge. Certain open source software licenses, however, require users of the open source software to license to others any software that is based on, incorporates or interacts with, the open source software under the terms of the open source license. Although we endeavor to comply fully with such requirements, third parties could claim that we are required to license larger portions of our software than we believe we are required to license under open source software licenses. If such claims were successful, they could adversely impact our competitive position and financial results by providing our competitors with access to sensitive information that may help them develop competitive products. In addition, our use of open source software may harm our business and subject us to intellectual property claims, litigation or proceedings in the future because:

•	Open source license terms may be ambiguous and may result in us being subject to unanticipated obligations regarding our products, technologies and intellectual property;

•	Open source software generally cannot be protected under trade secret law; and

•	It may be difficult for us to accurately determine the origin of the open source code and whether the open source software infringes, misappropriates or violates third party intellectual property or other rights.

A significant portion of our manufacturing and sales operations occurs in foreign locations; we are increasingly exposed to risks associated with conducting our business internationally. Many of our facilities and those of important customers and suppliers are located near known earthquake fault zones or in geographic areas susceptible to natural disasters, political or financial instability, or other uncertainties which could disrupt our business and require us to curtail or cease operations. We manufacture and sell our products in a number of different markets throughout the world and an increasing number of our products are internally manufactured at a facility in Penang, Malaysia. As a result of our global manufacturing and sales operations, we are subject to a variety of risks that are unique to businesses with international operations of a similar scope, including the following:

•	Import and export duties and value-added taxes;

•	Import and export regulation changes that could erode our profit margins or restrict our exports;

•	Political, military, or ideological risks and changes, especially in emerging or developing economies;

•	Potential restrictions on the transfer of funds between countries;

•	Natural disasters, including earthquakes and related land and water movements;

•	Inflexible employee contracts in the event of business downturns;

•	Adverse movement of foreign currencies against the U.S. dollar (the currency in which our results are reported); and

•	The burden and cost of complying with foreign laws.

Any or all of these risks could have a material adverse effect on our business.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors could negatively affect our operating results.

We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end users, and to distributors such as Ingram Micro, Tech Data and others. We also have a growing relationship with EMC through which we work together to make available our branded products that complement EMC’s product offerings. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Certain of our contracts with our distributors contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise-class libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected by any number of factors including:

•	A change in competitive strategy that adversely affects a reseller’s willingness or ability to distribute our products;

•	The reduction, delay or cancellation of orders or the return of a significant amount of products;

•	The loss of one or more of such resellers; or

•	any financial difficulties of such resellers that result in their inability to pay amounts owed to us.

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

Managing change is an important focus for us. Following the acquisitions of Certance and ADIC, one of our important initiatives involves combining and integrating the information technology infrastructures of the companies, including our enterprise resource planning systems, and adapting our business processes and software to the requirements of the new organization. We are also managing several significant initiatives involving our operations, including efforts to reduce the number of contract manufacturers and suppliers we use, the outsourcing of our repair capabilities and the related closing of our facility in Dundalk, Ireland. In addition, we continue to reduce headcount to streamline and consolidate our supporting functions as appropriate following past acquisitions and in response to market or competitive conditions. If we are unable to successfully manage the changes that we implement, and detect and address issues as they arise, it could disrupt our business and adversely impact our results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 431 United States patents and have 182 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers, and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Because we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk.

Historically, we have relied primarily on third parties to manufacture our products. However, we have begun to manufacture more of our products ourselves and anticipate that we will continue to increase the proportion of our products that we manufacture ourselves. Managing such a build-up of our in-house manufacturing capabilities presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our storage products to ensure that we have sufficient components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies, discontinued (end-of-life) components and Quantum-unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be materially and adversely affected as a result of these increased costs.

Some of our manufacturing, and our service repair, is outsourced to Jabil and other third party contract manufacturers. If we cannot obtain our products and parts from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition, and results of operations.

Some of our tape drive and tape automation products are manufactured for us by Jabil or other contract manufactures. We face a number of risks as a result of this outsourced manufacturing, including, among others:

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and recent changes in accounting for equity compensation is adversely affecting earnings.

Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which we implemented at the beginning of fiscal 2007. We are required to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness to Quantum because the expense associated with these grants typically results in future compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models used to estimate fair value were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS No. 123R. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS No. 123R to recognize the fair value of stock options as compensation expense, beginning in the first quarter of fiscal 2007, our future results of operations will be adversely impacted. See also Recent Accounting Pronouncements in Note 2 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal 2006, as filed with the Securities and Exchange Commission on June 12, 2006.

Our stock price could become more volatile if certain institutional investors were to increase or decrease the number of shares they own. In addition, there are other factors and events that could affect the trading prices of our common stock.

Five institutional investors own approximately 57% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighs buying demand and our stock price declined.

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

Our reliance on a limited number of third party suppliers could result in significantly increased costs and delays in the event these suppliers experience shortages or quality problems or are impacted by natural disasters, and, as a result, our business, financial condition, and operating results may be materially and adversely affected.

We depend on a limited number of suppliers for components and sub-assemblies, including recording heads, media cartridges, and integrated circuits, all of which are essential to the manufacture of tape drives and tape automation systems.

If natural disasters or component shortages occur, or if we experience quality problems with component suppliers, shipments of products could be significantly delayed and/or costs significantly increased, and as a result, our business, financial condition, and operating results could be materially and adversely affected. In addition, we qualify only a single source for many components and sub-assemblies, which magnifies the risk of future shortages.

Furthermore, one of the suppliers of recording heads for our products is located in China. Political instability, trade restrictions, changes in tariff or freight rates, or currency fluctuations in China could result in increased costs and delays in shipment of our products and could materially and adversely impact our business, financial condition, and operating results.

Some of our production processes and materials are environmentally sensitive, and new environmental regulation could lead to increased costs, or otherwise adversely affect our business, financial condition, and results of operations.

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of chemicals, gases and other hazardous substances used in our manufacturing processes, air emissions, waste discharges, waste disposal, the investigation and remediation of soil and ground water contamination, as well as requirements for the design of and materials used in our products. A recent directive in the European Union imposes a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment. Additional European legislation has banned the use of some heavy metals including lead and some flame retardants in electronic components beginning in July 2006. We have implemented procedures to comply with this new legislation. However, this legislation may adversely affect our manufacturing costs or product sales by requiring us to acquire costly equipment or materials, or to incur other significant expenses in adapting our manufacturing processes or waste and emission disposal processes. Furthermore, environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition, and results of operations.

We may be sued by our customers as a result of failures in our data storage products.

We face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Although we maintain technology errors and omissions insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

In addition, we could potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

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

We have provided amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S. and foreign jurisdictions. If events occur that indicate payments of these amounts will be less than estimated, then reversals of these liabilities would create tax benefits being recognized in the periods when we determine the liabilities have reduced. Conversely, if events occur which indicate that payments of these amounts will be greater than estimated, then tax charges and additional liabilities would be recorded. In particular, various foreign jurisdictions could challenge the characterization or transfer pricing of certain intercompany transactions. In the event of an unfavorable outcome of such challenge, there exists the possibility of a material tax charge and adverse impact on the results of operations in the period in which the matter is resolved or an unfavorable outcome becomes probable and estimable.

Maxtor’s failure to perform under its agreements with Quantum could harm our business, financial condition, and operating results.

We may have contingent liabilities for some obligations assumed by Maxtor in connection with the disposition of the Hard Disk Drive group, including liabilities for taxes, real estate and litigation, and Maxtor’s failure to perform under these obligations could result in significant costs to us that could have a materially adverse impact on our business, financial condition, and operating results. Maxtor has recently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of the stockholders of Quantum was held on August 28, 2006. The following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each such proposal:

Proposal 1. Proposal to elect eight (8) directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

Name	For	Withheld
Richard E. Belluzzo	141,989,561	36,319,314
Michael A. Brown	142,716,027	35,592,848
Thomas S. Buchsbaum	144,006,058	34,302,817
Alan L. Earhart	137,555,304	40,753,571
Edward M. Esber, Jr.	142,872,787	35,436,088
Elizabeth A. Fetter	143,844,075	34,464,800
John M. Partridge	144,282,233	34,026,642
Steven C. Wheelwright	144,278,947	34,029,928

Proposal 2. Proposal to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Quantum for the fiscal year ending March 31, 2007.

For: 176,528,498	Against: 258,553	Abstained: 1,521,824

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index beginning on page 53 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek Executive Vice President and Chief Financial Officer

Dated: November 9, 2006

QUANTUM CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

2.1	Agreement and Plan of Merger by and among Quantum Corporation, Agate Acquisition Corporation and Advanced Digital Information Corporation, dated as of May 2, 2006.	8-K	001-13449	2.1	May 5, 2006

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Registrant	10-Q	001-13449	3.2	November 5, 2005

3.3	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000

3.4	Certificate of Amendment of Amended and Restated By-laws of Registrant, effective August 28, 2006	8-K	001-13449	3.1	September 1, 2006

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999

4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

10.1	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003

10.2	Credit Agreement, dated as of August 22, 2006, by and among Quantum Corporation, the lenders from time to time party thereto, and KeyBank National Association	8-K	001-13449	99.2	August 28, 2006

10.3	Term Loan Agreement, dated as of August 22, 2006, by and among Quantum Corporation, the lenders from time to time party thereto, and KeyBank National Association	8-K	001-13449	99.3	August 28, 2006

10.4	Commitment Letter, dated as of April 27, 2006, between the Company and KeyBank National Association	8-K	001-13449	99.4	August 28, 2006

10.5	Side Letter, dated as of August 22, 2006 and effective August 18, 2006, between the Company and KeyBank National Association	8-K	001-13449	99.5	August 28, 2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.6	Employment Offer Letter, dated August 31, 2006, between Quantum and William C. Britts*	8-K	001-13449	10.1	September 7, 2006

10.7	Change of Control Agreement, dated May 14, 1999, between ADIC and William C. Britts*	8-K	001-13449	10.2	September 7, 2006

10.8	Employment Offer Letter, dated August 28, 2006, between Quantum and Jon W. Gacek*	8-K	001-13449	10.3	September 7, 2006

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.