Form 10-Q
period 2006-12-31
QUANTUM CORP /DE/
filed 2007-02-08
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of the close of business on January 31, 2007, approximately 196.0 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 26, 2005	December 31, 2006	December 26, 2005
Product revenue	$272,872	$184,865	$654,453	$532,489
Royalty revenue	29,027	33,500	84,411	96,120

Total revenue	301,899	218,365	738,864	628,609

Cost of revenue	212,883	154,705	527,210	454,848

Gross margin	89,016	63,660	211,654	173,761
Operating expenses:
Research and development	32,146	25,546	84,093	82,216
Sales and marketing	37,446	21,571	88,983	64,547
General and administrative	15,225	10,070	37,973	29,898
Restructuring charges	545	3,515	7,288	13,022
In-process research and development	—	—	14,700	—

	85,362	60,702	233,037	189,683

Income (loss) from operations	3,654	2,958	(21,383)	(15,922)
Interest income and other, net	2,243	597	6,273	6,637
Interest expense	(15,266)	(2,383)	(25,974)	(7,756)

Income (loss) before income taxes	(9,369)	1,172	(41,084)	(17,041)
Income tax provision	155	353	2,692	1,405

Net income (loss)	$(9,524)	$819	$(43,776)	$(18,446)

Net income (loss) per share:
Basic	$(0.05)	$—	$(0.23)	$(0.10)
Diluted	$(0.05)	$—	$(0.23)	$(0.10)
Weighted average common and common equivalent shares:
Basic	194,087	184,217	190,814	183,663
Diluted	194,087	185,793	190,814	183,663

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2006 (Unaudited)	March 31, 2006 (1)
Assets
Current assets:
Cash and cash equivalents	$109,668	$123,298
Short-term investments	41,749	99,975
Accounts receivable, net of allowance for doubtful accounts of $8,877 and $7,843, respectively	202,306	114,020
Inventories	99,009	88,963
Deferred income taxes	20,728	7,422
Other current assets	39,655	30,869

Total current assets	513,115	464,547

Long-term assets:
Property and equipment, less accumulated depreciation	61,259	38,748
Service parts for maintenance, less accumulated amortization	80,405	57,316
Purchased technology, less accumulated amortization	114,725	41,237
Other intangible assets, less accumulated amortization	96,325	8,572
Goodwill	384,327	47,178
Other long-term assets	15,440	5,746

Total long-term assets	752,481	198,797

	$1,265,596	$663,344

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,563	$67,306
Accrued warranty	33,545	32,422
Deferred revenue, current	58,911	22,107
Current portion of long-term debt	25,000	—
Accrued restructuring	14,470	13,019
Other accrued liabilities	114,940	80,355

Total current liabilities	327,429	215,209

Long-term liabilities:
Deferred income taxes	20,272	6,995
Long-term debt	463,750	—
Convertible subordinated debt	160,000	160,000
Deferred revenue, long-term	25,967	—
Other long-term liabilities	53	69

Total long-term liabilities	670,042	167,064

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000 shares authorized; 195,428 and 188,841 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	302,125	274,579
Retained earnings (deficit)	(40,154)	3,622
Accumulated other comprehensive income	6,154	2,870

Stockholders’ equity	268,125	281,071

	$1,265,596	$663,344

(1)	Derived from the March 31, 2006 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal 2006, as filed with the Securities and Exchange Commission on June 12, 2006.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2006	December 26, 2005
Cash flows from operating activities:
Net loss	$(43,776)	$(18,446)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	20,057	15,971
Amortization	38,254	17,286
In-process research and development	14,700	—
Gain on Ireland facility closure	(476)	—
Deferred income taxes	(29)	31
Share-based compensation	6,547	734
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(5,204)	(8,864)
Inventories	18,574	(5,944)
Service parts for maintenance	(13,924)	302
Accounts payable	(23,108)	(12,165)
Accrued warranty	(5,822)	(4,302)
Deferred revenue	8,051	1,177
Accrued restructuring	(12,962)	4,494
Other assets and liabilities	(9,264)	17,709

Net cash provided by (used in) operating activities	(8,382)	7,983

Cash flows from investing activities:
Purchases of short-term investments	(564,758)	(1,362,000)
Proceeds from sale of short-term investments	624,757	1,287,300
Purchases of property and equipment	(11,255)	(14,715)
Proceeds from sale of Ireland facility	6,000	—
Payments made in connection with business acquisitions, net of cash acquired	(545,385)	(16,457)

Net cash used in investing activities	(490,641)	(105,872)

Cash flows from financing activities:
Borrowings of long-term debt, net	486,683	—
Repayments of long-term debt	(7,750)	—
Proceeds from issuance of common stock, net	6,460	4,589

Net cash provided by financing activities	485,393	4,589

Net decrease in cash and cash equivalents	(13,630)	(93,300)
Cash and cash equivalents at beginning of period	123,298	225,136

Cash and cash equivalents at end of period	$109,668	$131,836

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,963	$5,923
Income taxes, net of refunds	$1,635	$(711)
Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee stock options	$163	$—
Fair value of stock and options issued in connection with business acquisitions	$14,541	$—

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Description of Business

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) founded in 1980, is a leading global storage company specializing in backup, recovery and archive. Combining focused expertise, customer-driven innovation, and platform independence, we provide a comprehensive, integrated range of disk, tape, and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), Original Equipment Manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is currently traded on the New York Stock Exchange. Our ticker symbol changed to QTM effective at the start of trading on November 15, 2006.

Note 2: Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2006 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 12, 2006.

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

On August 22, 2006, we completed our acquisition of Advanced Digital Information Corporation (“ADIC”). ADIC’s results of operations and cash flows are included in our Condensed Consolidated Statements of Operations and Cash Flows from this date.

During the second quarter of fiscal 2007, we changed our accounting estimate related to the valuation of service parts for maintenance. Previously, we amortized the value of our finished goods service parts over a five year period and evaluated the difference between cost and market value for our component service parts on a quarterly basis, recording write-downs if the cost exceeded estimated market value. Beginning in the second quarter of fiscal 2007, we are amortizing all of our service parts for maintenance on a straight-line basis over a total life of eight years and will record additional write-downs when excess and obsolete parts not covered by the amortization are identified. This change in estimate reflects our usage of service parts, which are used to support our products during their life cycles as well as generally five years after a product reaches end of life. In addition to this change in estimate, we have also reclassified service parts for maintenance from current assets to long-term assets to reflect the expected life of these assets. During the three and nine months ended December 31, 2006, we estimate both our cost of revenue and net loss were higher by $1.8 million and $3.5 million, respectively, compared to what would have been recorded using previous estimates. Our net loss per share would have been $0.06 and $0.25 for the three and nine months ended December 31, 2006 using previous estimates. See Note 3 below for a description of our accounting policy regarding amortization of service parts for maintenance.

Certain prior period balances in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to current period presentation. In addition to the service parts for maintenance reclassification described above, in the Condensed Consolidated Balance Sheets we included accrued compensation and income taxes payable in other accrued liabilities. We reclassified other long-term liabilities from other accrued liabilities. On the Condensed Consolidated Statements of Cash Flows, we reclassified to separate line items depreciation and amortization. We also reclassified to separate line items the changes in service parts for maintenance, deferred revenue and accrued restructuring from the change in other assets and liabilities, and we included the change in income taxes payable in the change in other assets and liabilities. These reclassifications have no effect on total assets, stockholders’ equity, net loss or cash flows as previously presented.

Note 3: Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of our audited Consolidated Financial Statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 12, 2006. However, as a result of our acquisition of ADIC, certain of our accounting policies disclosed in Form 10-K no longer comprehensively discuss all elements of certain transactions undertaken by the Company. Updated disclosures regarding such policies are set forth below.

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

We license certain intellectual property to third party manufacturers under arrangements that are represented by master contracts, allowing these third party manufacturers to manufacture and sell certain of our products. As consideration for licensing the intellectual property, the licensees pay us a per-unit royalty for sales of their products that incorporate the licensed technology. On a periodic basis, the licensees provide us with unit reports that include the quantity of units sold to end users subject to royalties. We recognize revenue based on the unit reports, which are provided to us in a timely fashion. The unit report substantiates that the delivery has occurred. Royalty revenue is measured by multiplying the units sold as reflected in the unit reports by the royalty per unit in accordance with the royalty agreements. Royalty payments are made to us on a per unit basis at a stipulated per unit amount.

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

Warranty Expense and Liability

We generally warrant our products against defects for 3 to 48 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services from our Penang, Malaysia facility to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide automation systems warranty service from our facilities in Costa Mesa, California, Colorado Springs and Englewood, Colorado, and Böehmenkirch, Germany. Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives and in Szombathely, Hungary for Europe, Middle East and Africa (“EMEA”) tape drives. Benchmark Electronics, Inc. provides automation systems warranty service in Redmond, Washington and Huntsville, Alabama. In addition, we employ various other third party service providers throughout the world that perform tape drive and automation systems services for us.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ. The Company uses a model and exercises considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. We recently introduced a number of new products, of which we are in the early stages of volume shipment and we are experiencing improved quality on our existing products which both influence failure rates. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our new products mature and we continue to experience improved quality on our existing products, we are able to improve our estimates with respect to these products. It is reasonably likely that assumptions will be updated for failure rates and, therefore, warranty expense liability in the future.

Service Parts for Maintenance

We value our service parts for maintenance at amortized cost less adjustments for excess or obsolete parts. We carry service parts because we generally provide product warranty for 3 to 48 months and earn revenue by providing enhanced warranty and repair service outside this warranty period. Service parts consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Cost includes direct material, direct labor, overhead and other direct costs. Estimates of excess and obsolete parts involve significant estimates and judgments about the future, including the estimated amount of component parts expected to be consumed in the future warranty and out of warranty service and the estimated number of parts required to meet future customer needs. Amortization of the aggregate service parts is computed on a straight-line basis over the estimated useful life of eight years. Should the technology or our customers’ service needs change and cause an increase or decrease in the estimated useful lives of such service parts, an adjustment to expense would be recorded.

Note 4: Share-based Compensation Expense

Effective April 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is equal to the market price of our common stock on the date of grant. In prior fiscal years, we accounted for awards granted under our equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. Prior to the adoption of SFAS No. 123R, only share-based compensation related to the issuance of restricted stock awards was recognized in the statements of operations, since they were issued at a discount.

We adopted SFAS No. 123R using the modified prospective method, under which compensation cost includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We use the ratable attribution method to recognize share-based compensation costs over the service period of the awards.

We have Stock Option Plans (the “Plans”) that provide for the issuance of stock options, stock appreciation rights, stock purchase rights, restricted stock awards, and long-term performance awards to employees, consultants, officers and affiliates of Quantum. Beginning in the first quarter of fiscal 2007, our existing employees are primarily granted restricted stock units with a zero purchase price. We continue to grant stock options to newly hired employees. Stock options granted to newly hired employees during the nine months ended December 31, 2006 and December 26, 2005 generally vest 25% on the first anniversary of the grant date with the remainder vesting monthly at the rate of 1/48th over the following three years and have contractual terms of seven years. Stock options granted to existing employees during the nine months ended December 26, 2005 and December 31, 2006 generally vest monthly over four years and have contractual terms of seven years. Restricted stock awards and units (“restricted stock”) granted during the nine months ended December 31, 2006 and December 26, 2005 generally vest over two to four years. We do not have any performance-based awards outstanding as of December 31, 2006. We have 1.3 million shares of restricted stock with a market condition as of December 31, 2006 that upon meeting certain market conditions over one and two year periods will begin to vest over the following two years. The fair value of this restricted stock with a market condition is recognized ratably over the three and four years corresponding with the requisite service periods for these restricted shares. We also have a Plan that provides stock purchase rights (“purchase plan”), under which employees can purchase stock at 85% of the lesser of the market price at the beginning or the end of the 6-month purchase period.

During the second quarter of fiscal 2007, in connection with our acquisition of ADIC, we assumed 2.5 million outstanding stock options granted under the four stock option plans of ADIC. Based on the exchange ratio formula in the Agreement and Plan of Merger (“Merger Agreement”), these assumed options are exercisable for an aggregate 14.7 million shares of Quantum common stock. No additional options will be granted under these assumed option plans.

Determining Fair Value Under SFAS No. 123R

Stock Options

Share-based compensation recognized in fiscal 2007 as a result of the adoption of SFAS No. 123R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123R use the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under the Company’s plans and rights to acquire stock granted under the Company’s purchase plan. We amortize the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. We estimate the volatility of our common stock based on the historical volatility of our own common stock over the most recent period corresponding with the estimated expected life of the award. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with SFAS No. 123R, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.

The weighted average estimated fair values and the assumptions used in calculating such values for stock options during each fiscal period are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 26, 2005	December 31, 2006	December 26, 2005
Option life (in years)	4.20	3.23	4.20	3.21
Risk-free interest rate	4.65%	4.37%	4.96%	4.00%
Stock price volatility	0.59	0.54	0.61	0.64
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$1.19	$1.21	$1.13	$1.32

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

The fair value of the assumed options was calculated using a Black-Scholes-Merton option valuation model with the following assumptions for vested and unvested ADIC options assumed, respectively: expected life of 1.4 and 2.7 years, risk-free interest rate of 5.22% and 5.07%, expected volatility of 36.8% and 45.8% and no dividend yield. The portion of the estimated fair value of unvested options related to future service was allocated to future share-based compensation and is being recognized over the remaining vesting period.

Stock Purchase Rights

Under the purchase plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter of fiscal 2007 and 2006 was estimated at the date of grant. No rights to purchase shares were granted during the third quarter of fiscal 2007 or 2006. The weighted average fair values and the assumptions used in calculating fair values during the nine month periods ended December 31, 2006 and December 26, 2005 are as follows:

	Nine Months Ended
	December 31, 2006	December 26, 2005
Option life (in years)	0.50	0.50
Risk-free interest rate	5.17%	3.78%
Stock price volatility	0.41	0.46
Dividend yield	—	—
Weighted-average grant date fair value	$0.55	$0.83

Restricted Stock

Following the provisions of SFAS 123R, the fair value of the majority of our restricted stock is the intrinsic value as of the grant date. Certain restricted stock was granted with a market condition that, under SFAS 123R must be modeled and valued using a path-dependent valuation technique. The restricted stock with a market condition was valued utilizing a Monte Carlo simulation model, and the stock price was simulated using Geometric Brownian Motion, a widely accepted model of stock price behavior used in option pricing models. The primary assumptions used in the valuation models to value the restricted stock with a market condition during the nine months ended December 31, 2006 were:

Time frame of simulation	2 years
Risk-free interest rate	4.77%
2-year historical volatility	0.43
Dividend yield	—
Weighted-average grant date fair value	$0.25

Share-based Compensation Under SFAS No. 123R

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to stock options and restricted stock granted under the Company’s Plans and rights to acquire stock under the Company’s purchase plan (in thousands):

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Share-based compensation:
Cost of revenue	$333	$854
Research and development	717	1,757
Sales and marketing	563	1,404
General and administrative	927	2,532

	$2,540	$6,547

Share-based compensation (by type of award):
Stock options	$1,488	$3,914
Stock purchase plan	338	990
Restricted stock	714	1,643

	$2,540	$6,547

The total share-based compensation cost capitalized as part of inventory as of December 31, 2006 was not material. During the third quarter and first nine months of fiscal 2007, no tax benefit was realized for the tax deduction from option exercises and other awards.

As of December 31, 2006, there was $8.2 million of total unrecognized compensation costs related to stock options granted under the Company’s plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years. Total intrinsic value of options exercised for the three and nine months ended December 31, 2006 was $1.9 million and $3.0 million, respectively. We settle stock option exercises with newly issued common shares.

As of December 31, 2006, there was $5.3 million of total unrecognized compensation costs related to nonvested restricted stock granted under the Company’s plans. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted stock vested during the three and nine months ended December 31, 2006 was $0.1 million and $0.8 million, respectively.

Pro Forma Information Under SFAS No. 123

Prior to fiscal 2007, we accounted for our share-based compensation plans using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Only share-based compensation relating to restricted stock was reflected in net income (loss) in the three and nine months ended December 26, 2005, as generally all other stock options granted under our share-based compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under our plans consistent with the method of SFAS No. 123, our net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per-share data):

	Three Months Ended December 26, 2005	Nine Months Ended December 26, 2005
Reported net income (loss)	$819	$(18,446)
Share-based employee compensation determined under the fair value method for all awards, net of tax effects	(2,268)	(6,771)

Pro forma net loss	$(1,449)	$(25,217)

Basic and diluted net income (loss) per share:
As reported	$—	$(0.10)
Pro forma	$(0.01)	$(0.14)

Stock Option Activity

A summary of activity relating to our stock options is as follows (options and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	27,768	$4.90
Granted and assumed	20,057	$1.72
Exercised	(3,594)	$1.49
Expired	(1,513)	$4.96
Forfeited	(3,469)	$5.26

Outstanding as of December 31, 2006	39,249	$3.55	4.64	$9,718

Vested and expected to vest at December 31, 2006	36,160	$3.68	4.56	$8,662

Exercisable as of December 31, 2006	24,524	$4.37	4.01	$5,046

Included in stock options granted and assumed were 14.7 million stock options assumed in connection with our acquisition of ADIC during the second quarter of fiscal 2007.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Options Exercisable	Weighted Average Exercise Price
$ 0.03 - $ 0.59	97	$0.31	0.22	97	$0.31
$ 0.88 - $ 1.33	783	$0.95	5.82	681	$0.93
$ 1.39 - $ 2.01	9,016	$1.52	4.54	4,404	$1.52
$ 2.05 - $ 3.03	19,439	$2.58	4.86	10,046	$2.72
$ 3.04 - $ 4.56	3,473	$3.69	6.59	2,855	$3.69
$ 5.06 - $ 6.85	1,957	$6.65	3.35	1,957	$6.65
$ 6.86 - $ 10.29	2,649	$9.11	2.89	2,649	$9.11
$ 10.37 - $ 15.45	1,447	$12.29	2.99	1,447	$12.29
$ 15.75 - $ 23.18	388	$18.07	1.78	388	$18.07

	39,249	$3.55	4.64	24,524	$4.37

Restricted Stock Activity

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2006	789	$2.82
Granted	3,781	$1.58
Vested	(281)	$2.84
Forfeited	(118)	$2.80

Nonvested at December 31, 2006	4,171	$1.70

Note 5: Acquisition of Advanced Digital Information Corporation

On August 22, 2006 (the “Acquisition Date”), we completed our acquisition of ADIC, a publicly traded provider of storage solutions for the open systems marketplace, pursuant to the terms of the Merger Agreement, dated May 2, 2006. ADIC’s results of operations are included in our Condensed Consolidated Statements of Operations and Cash Flows from the Acquisition Date. We acquired ADIC to expand our global sales force, market access, and product offerings into the enterprise and data management software space.

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

Pursuant to the Merger Agreement, each outstanding share of ADIC common stock was converted into the right to receive either (a) $12.25 in cash or (b) a number of shares of Quantum common stock equal to the number of ADIC shares of common stock multiplied by 3.461, with ADIC stockholders given the choice to elect to receive cash, stock or a combination of the two.

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

The total purchase price was allocated to ADIC’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The estimates and assumptions underlying the fair values below are subject to change. The primary activities not yet finalized relate to restructuring costs and completion of the ADIC integration plan and may impact the purchase price allocation (in thousands):

Current assets	$389,297
Property and equipment	36,456
Service parts for maintenance	16,067
Long-term assets	2,349
Intangible assets	190,278
Goodwill	337,149
Current liabilities *	(155,467)
Long-term liabilities	(37,885)
In-process research and development	14,700

Total purchase price	$792,944

*	Current liabilities include approximately $14.8 million of a restructuring liability related to the acquisition. The restructuring liability is primarily related to the severance benefits for pre-merger ADIC employees at the time of the acquisition.

Both goodwill and current liabilities decreased $1.1 million from September 30, 2006 as a result of net decreases in the estimate for severance benefits to be paid to certain pre-merger ADIC employees.

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

Purchased technology, which comprises products that have reached technological feasibility, includes products in most of ADIC’s product lines, principally the ADIC Scalar® i2000TM and Scalar i500TM libraries and StorNext® data management software. It also includes a combination of ADIC processes, patents and trade secrets related to the design and development of ADIC’s products. This proprietary know-how can be leveraged to develop new technology and improve our products. Customer lists represent the underlying relationships and agreements with ADIC’s installed customer base.

We expensed in-process research and development (IPR&D) upon acquisition as it represented incomplete ADIC research and development projects that had not reached technological feasibility and had no alternative future use as of the Acquisition Date.

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

The following unaudited pro forma financial information presents the combined results of operations of Quantum and ADIC as if the acquisition had occurred as of the beginning of each period presented (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 26, 2005	December 31, 2006	December 26, 2005
Pro forma revenue	$301,899	$333,867	$918,405	$975,630
Pro forma net loss	$(9,524)	$(20,513)	$(74,813)	$(67,475)
Pro forma basic and diluted net loss per share	$(0.05)	$(0.11)	$(0.39)	$(0.36)

Pro forma net loss for the nine months ended December 31, 2006 includes $15.1 million of IPR&D expense related to an acquisition completed by ADIC during the period.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

Note 6: Net Income (Loss) Per Share

The following tables set forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 26, 2005	December 31, 2006	December 26, 2005
Net income (loss)	$(9,524)	$819	$(43,776)	$(18,446)
Weighted average shares outstanding used to compute basic net income (loss) per share	194,087	184,217	190,814	183,663

Effect of dilutive securities:
Dilutive potential common shares	—	2	—	—
Dilutive common stock equivalents	—	1,574	—	—

Weighted average shares outstanding used to compute diluted net income (loss) per share	194,087	185,793	190,814	183,663

Basic and diluted net income (loss) per share	$(0.05)	$—	$(0.23)	$(0.10)

The computations of diluted net income (loss) per share for the periods presented exclude the effect of 4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share because the effect would be antidilutive. The computations of diluted net income (loss) per share for the three and nine months ended December 31, 2006 and the nine months ended December 26, 2005 exclude the effect of options to purchase 39.2 million shares and 30.3 million shares of Quantum common stock that were outstanding at December 31, 2006, and December 26, 2005, respectively because the effect would be antidilutive. The computations for the three and nine months ended December 31, 2006 also exclude the effect of 3.8 million shares of unvested restricted stock units because the effect would be antidilutive.

Note 7: Restructuring

During the second quarter of fiscal 2007, management approved and initiated plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC and improve efficiencies in operations. In the third quarter of fiscal 2007, additional restructuring charges were incurred as management continues to execute the approved plan and integrate activities.

In the first nine months of fiscal 2007 and in fiscal 2006, we took steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. The restructuring charges that resulted from these cost reduction efforts relate to the outsourcing of certain manufacturing and repair operations and to consolidating operations supporting our business.

The following tables show the type of restructuring expense for the three and nine months ended December 31, 2006 and December 26, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 26, 2005	December 31, 2006	December 26, 2005
By expense type
Severance and benefits	$545	$1,715	$7,265	$11,112
Facilities	—	1,800	(359)	1,910
Fixed assets	—	—	382	—

Total	$545	$3,515	$7,288	$13,022

By cost reduction actions
Outsource certain manufacturing and repair operations	$425	$—	$2,025	$8,045
Consolidate operations supporting our business	120	3,515	5,263	4,977

Total	$545	$3,515	$7,288	$13,022

Fiscal 2007

We recorded expenses of $0.5 million for severance and benefits during the third quarter of fiscal 2007 resulting from our continued evaluation and integration of ADIC. We expect the majority of these charges to be paid to the impacted employees during fiscal 2008, with a portion paid in the fourth quarter of fiscal 2007. In addition to the restructuring charges in the third quarter, a net reversal of $1.1 million of restructuring costs associated with exiting activities of ADIC was recorded, due in large part to new information regarding certain pre-merger ADIC employees. Since these costs were recognized as a liability assumed in the purchase business combination, the reversal resulted in a decrease to goodwill rather than a reduction of expense in the current period.

We recorded expenses of $6.6 million for severance and benefits associated with cost synergies identified during the second quarter of fiscal 2007 resulting from our evaluation and integration of ADIC. We expect the majority of these charges to be paid to the impacted employees during fiscal 2007 and the first part of fiscal 2008. The $0.4 million in facilities reversal resulted from determining higher utilization of a Colorado facility, and $0.4 million in fixed asset charges were recorded for assets impacted by the ADIC acquisition. In the first quarter of fiscal 2007, a $0.1 million net charge was recorded for severance as part of the continuing effort to streamline our marketing and IT functions.

In addition to the restructuring expenses in the three and nine months ended December 31, 2006, the net restructuring costs associated with exiting activities of pre-merger ADIC were $14.8 million, consisting primarily of severance and benefits costs and, to a lesser extent, excess facilities obligations. These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire ADIC and, accordingly, resulted in an increase to goodwill rather than an expense in the first nine months of fiscal 2007.

Fiscal 2006

In the third quarter of fiscal year 2006, a $1.7 million charge was recorded as severance for 45 employees as part of the continuing effort to streamline the Company’s product development and marketing processes following the product platform transitions and the consolidation of the marketing function. A $1.9 million charge was also recorded for our facility in Colorado Springs, Colorado because the estimated costs were higher than originally anticipated due to an increase in interest rates and a reduction in estimated sublease income. In addition, a charge of $0.1 million was reversed as the costs were lower than originally anticipated for a facility in Boulder, Colorado.

In the second quarter of fiscal 2006, an $8.0 million charge was recorded as a result of closing our site in Dundalk, Ireland, and outsourcing repair operations in Europe. The closure was completed in the fourth quarter of calendar year 2006. In addition, a $1.5 million charge was recorded as severance within the engineering department in order to streamline our product development processes, align skills with our future product roadmaps and to reduce costs and investment to the appropriate level following product platform transitions. These actions were substantially complete as of December 31, 2006.

In the first quarter of fiscal 2006, a $0.2 million charge was reversed because estimated severance costs were lower than originally anticipated. Additionally, a $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

The following tables show the activity during the three and nine months ended December 31, 2006 and the estimated timing of future payouts for cost reduction plans as of December 31, 2006 (in thousands):

	For the three months ended December 31, 2006
	Severance and Benefits	Facilities	Fixed Assets	Total
Balance as of September 30, 2006	$17,577	$2,594	$—	$20,171
Restructuring costs	2,172	—	—	2,172
Reversals	(2,751)	—	—	(2,751)
Cash payments	(5,091)	(217)	—	(5,308)
Non-cash charges	186	—	—	186

Balance as of December 31, 2006	$12,093	$2,377	$—	$14,470

	For the nine months ended December 31, 2006
	Severance and Benefits	Facilities	Fixed Assets	Total
Balance as of March 31, 2006	$10,046	$2,973	$—	$13,019
Restructuring costs	24,165	898	382	25,445
Reversals	(3,010)	(359)	—	(3,369)
Cash payments	(19,203)	(1,135)	—	(20,338)
Non-cash charges	95	—	(382)	(287)

Balance as of December 31, 2006	$12,093	$2,377	$—	$14,470

	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Fiscal 2007	$4,894	$217	$5,111
Fiscal 2008 to 2013	7,199	2,160	9,359

	$12,093	$2,377	$14,470

The $14.5 million restructuring accrual as of December 31, 2006 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC. The severance and benefits charges will be paid during fiscal 2007 and 2008. The facilities charges relating to vacant facilities in Colorado Springs, Colorado; Boulder, Colorado; and Basingstoke, United Kingdom will be paid over their respective lease terms, which continue through fiscal 2013. With the acquisition of ADIC in the second quarter of fiscal 2007, we also acquired ADIC’s vacant facilities in Englewood, Colorado and Ithaca, New York. The facilities charges related to the vacant Englewood and Ithaca facilities will be paid over their respective lease terms. The Englewood lease ended in December 2006, and the Ithaca lease continues through fiscal 2012.

Note 8: Goodwill and Intangible Assets

As of December 31, 2006 and March 31, 2006, net goodwill and intangible assets were $595.4 million and $97.0 million, respectively, and represented approximately 47% and 15%, respectively, of total assets.

Goodwill

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. The following table summarizes goodwill by acquisition as of December 31, 2006 and March 31, 2006 (in thousands):

	December 31, 2006	March 31, 2006
ATL Products, Inc.	$7,711	$7,711
M4 Data	6,222	6,222
Benchmark	33,245	33,245
ADIC	337,149	—

	$384,327	$47,178

During the third quarter of fiscal 2007, goodwill related to the ADIC acquisition decreased $1.1 million as a result of net decreases in the estimate for severance benefits to be paid to certain pre-merger ADIC employees.

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

The following tables provide a summary of the carrying value of intangible assets as of December 31, 2006 and March 31, 2006 (in thousands):

	As of December 31, 2006			As of March 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,619	$(73,894)	$114,725	$112,518	$(71,281)	$41,237
Trademarks	27,260	(18,323)	8,937	22,560	(15,865)	6,695
Non-compete agreements	2,000	(1,543)	457	2,516	(2,516)	—
Customer lists	108,272	(21,341)	86,931	15,672	(13,795)	1,877
Assembled workforce	—	—	—	1,582	(1,582)	—

	$326,151	$(115,101)	$211,050	$154,848	$(105,039)	$49,809

The total amortization expense related to intangible assets is provided in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 26, 2005	December 31, 2006	December 26, 2005
Purchased technology	$8,673	$4,418	$19,214	$12,943
Trademarks	899	752	2,458	2,255
Non-compete agreements	25	—	42	—
Customer lists	4,414	328	7,407	959

	$14,011	$5,498	$29,121	$16,157

The total expected future amortization related to intangible assets is provided in the table below (in thousands):

Amortization
Three months ending March 31, 2007	$12,920
Fiscal 2008	48,779
Fiscal 2009	40,909
Fiscal 2010	36,646
Fiscal 2011 and thereafter	71,796

Total as of December 31, 2006	$211,050

Note 9: Inventories

Inventories consisted of the following (in thousands):

	December 31, 2006	March 31, 2006
Raw materials and purchased parts	$46,462	$35,061
Work in process	8,152	8,571
Finished goods	44,395	45,331

	$99,009	$88,963

Note 10: Accrued Warranty and Indemnifications

The following table details the quarterly and year-to-date change in the accrued warranty balance (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 26, 2005	December 31, 2006	December 26, 2005
Beginning balance	$35,341	$35,092	$32,422	$37,738
Warranties assumed from ADIC	—	—	6,945	—
Additional warranties issued	8,006	4,729	19,614	15,747
Adjustments for warranties issued in prior fiscal years	—	322	—	895
Settlements made in cash	(9,802)	(6,707)	(25,436)	(20,944)

Ending balance	$33,545	$33,436	$33,545	$33,436

Warranties

We generally warrant our products against defects for periods ranging from 3 to 48 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair including materials consumed in the repair, labor and overhead amounts necessary to perform the repair.

If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of December 31, 2006, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Note 11: Convertible Subordinated Debt, Long-Term Debt and Interest Rate Collar

Convertible subordinated debt

On July 30, 2003, we issued 4.375% convertible subordinated notes in the aggregate principal amount of $160 million in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008.

Long-term debt

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100 million revolving credit line and a $50 million synthetic lease that contained the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity to March 2006 and adjust several covenant requirements. In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect an acquisition. The revolving credit line was amended to increase it from $100 million to $145 million and to adjust covenant requirements. In October 2005, we amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure. In February 2006, we terminated the $50 million synthetic lease. In August 2006, the revolving credit line was terminated and replaced by the borrowings described below, and we wrote off $0.7 million of unamortized loan fees.

In August 2006, we entered into a secured senior credit facility with a group of lenders providing a $150 million revolving credit line and a $225 million term loan. We also entered into a secured $125 million second lien term loan. On August 22, 2006, we borrowed $445 million, which consisted of $95 million borrowed on the revolving credit line, $225 million under the term loan and $125 million under the second lien term loan. On August 28, 2006, we borrowed an additional $51.5 million on the revolving credit line. On November 27, 2006, we amended the credit facility to adjust covenant levels, adjust prepayment dates, and increase the margin on the second lien term loan. On November 28, 2006, we made a principal payment of $1.5 million to reduce the outstanding amount on the revolving credit line. On December 29, 2006, we made a principal payment of $6.25 million on the term loan as required by the agreement. We incurred loan fees of $9.8 million which are included in other long-term assets on the Condensed Consolidated Balance Sheets and are being amortized over the respective loan terms. As of December 31, 2006, the total outstanding borrowed was $488.8 million and $3.5 million was committed to standby letters of credit.

The revolving credit facility matures on August 22, 2009. Interest accrues on each drawdown of the revolving credit facility at either, at our option, a prime rate plus a margin ranging from 0.0% to 0.80%, depending on our senior leverage ratio, or LIBOR plus a margin ranging from 1.75% to 3.00%, depending on our senior leverage ratio. Interest is payable quarterly.

Amounts not borrowed on the revolving credit facility are subject to an unused line fee of between 0.30% and 0.75% per annum multiplied by the unused portion of the facility. As of December 31, 2006, the interest rates on the revolving credit facility were 8.47% on the $95 million borrowed portion and 8.36% on the $50 million borrowed portion. The facility for the revolving loans may be terminated by us at any time without premium or penalty. As of December 31, 2006, $145 million was outstanding on the revolving credit facility.

The $225 million term loan matures on August 22, 2012, but is subject to accelerated maturity on April 2, 2010, if we do not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to January 1, 2010. Interest accrues on the term loan at either, at our option, a prime rate plus a margin of 2.15%, or LIBOR plus a margin of 4.00%. Interest is payable quarterly. As of December 31, 2006, the interest rate on the term loan was 9.44%. Beginning on December 31, 2006, principal payments on the term loan in an amount equal to $6.25 million are payable quarterly, and after December 2008 principal payments in an amount equal to $2.25 million are payable quarterly with a final payment of all outstanding principal and interest to be paid at maturity. We made the first $6.25 million principal payment during the third quarter of fiscal 2006. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made within one year of closing. As of December 31, 2006, the outstanding balance on the term loan was $218.75 million.

The $125 million second lien term loan matures on August 22, 2013, but is subject to accelerated maturity on May 2, 2010, if we do not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to February 1, 2010. Interest accrues on the second lien term loan at either, at our option, a prime rate plus a margin of 6.75%, or LIBOR plus a margin of 8.25%. As of December 31, 2006, the interest rate on the second lien term loan was 13.69%. Interest on the second lien term loan is payable quarterly. All outstanding principal on the second lien term loan is payable at maturity. On November 27, 2006 we amended the second lien term loan to prohibit prepayment of amounts outstanding until August 22, 2008 and adjusted the prepayment penalties for the periods after that date. As of December 31, 2006, $125 million was outstanding on the second lien term loan.

The revolving credit facility, term loan and second lien term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loans. As of December 31, 2006, we were in compliance with all of the covenants.

Interest Rate Collar

We are obligated under the terms of our credit facility to enter into a hedge agreement or other interest rate management device that provides for not less than 25% of the indebtedness outstanding under our term loans to be subject to a fixed rate of interest over a term of two years. To meet this objective, we entered into an interest rate no cost collar transaction with a financial institution, effective November 15, 2006, that resulted in fixing the interest rate on $87.5 million of our variable rate term loans between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. As of December 31, 2006, the three month LIBOR rate was within the floor and cap.

As of December 31, 2006, this transaction did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). We recorded the change in fair market value in other long-term assets in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of December 31, 2006, the market value of the interest rate collar was $35,000. We do not engage in hedging activity for speculative or trading purposes.

Note 12: Income Taxes

The tax expense recorded for the three months ended December 31, 2006 and December 26, 2005 was $0.2 million and $0.4 million, respectively. The tax provisions for the third quarter of both fiscal 2007 and 2006 reflect expenses for foreign income taxes and state taxes. During the third quarter of fiscal 2007, the decision was made not to utilize the provisions of the Homeland Reinvestment Act for dividends paid from foreign subsidiaries on the fiscal 2006 income tax return that was filed during the quarter. The net decrease in tax expense due to this decision was $0.7 million.

The tax expense recorded for the nine months ended December 31, 2006 and December 26, 2005 was $2.7 million and $1.4 million, respectively. The current year-to-date tax provision reflects expenses for foreign and state income taxes of $2.1 million and $1.8 million for anticipated withholding taxes associated with the closure of our Neuchatel, Switzerland facility offset by a benefit related to an expected tax refund of $0.5 million from losses associated with the closure of our Ireland facility and a benefit of $0.7 million related to the Company’s decision not to utilize the dividend provisions of the Homeland Reinvestment Act on the fiscal year 2006 income tax return filed during the third quarter. The tax provision for the nine months ended December 26, 2005 reflects foreign income taxes and state taxes.

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor, we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8,760,000. As of December 31, 2006, $7.3 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

Note 13: Litigation

On August 7, 1998, we were named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH (“Papst”), owns numerous United States patents, which Papst alleges are infringed upon by hard disk drive products that were sold by our former hard disk drive business. In October 1999 the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with other lawsuits involving Papst for purposes of coordinated discovery under multi-district litigation rules. The other lawsuits have Maxtor, Minebea Limited, and several other companies as parties. As part of the disposition of our hard disk drive business, HDD, to Maxtor in April 2001, Maxtor assumed the defense of the Papst claims and agreed to indemnify us with respect to litigation relating to this dispute. Maxtor has subsequently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

On May 18, 2006, a lawsuit was filed in King County Superior Court, Seattle, Washington, naming ADIC and its directors as defendants. The lawsuit is a purported class action filed by Richard Carrigan on behalf of an alleged class of ADIC’s shareholders. Plaintiff alleged, among other things, that the director defendants breached their fiduciary duties in approving the proposed acquisition of ADIC by Quantum that was publicly announced on May 2, 2006. The suit sought to enjoin the defendants from consummating the proposed acquisition and other relief. Though the acquisition has since been consummated, the lawsuit remained pending and we have continued discussions with the plaintiff to reach a resolution. In January 2007 the parties entered into a memorandum of understanding to settle the litigation. The parties will next negotiate a final settlement agreement and submit it to the Court for approval, which is expected to occur in subsequent quarters.

Note 14: Commitments and Contingencies

Commitment for additional investments

As of December 31, 2006, we had commitments to provide an additional $1.5 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. We will invest funds as required until our remaining commitments are satisfied.

Commitments to purchase inventory

Since the third quarter of fiscal 2003, a number of our tape drive and tape automation products have been manufactured for us by Jabil and other contract manufacturers. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory.

As of December 31, 2006, we had issued non-cancelable purchase orders for $54.7 million to purchase finished goods from our contract manufacturers and had not incurred any significant liability for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 15: Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax, if any, for the three and nine months ended December 31, 2006 and December 26, 2005, is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 26, 2005	December 31, 2006	December 26, 2005
Net income (loss)	$(9,524)	$819	$(43,776)	$(18,446)
Foreign currency translation adjustment	241	(132)	3,222	(267)
Unrealized gain (loss) on investments	(62)	—	62	—

Total comprehensive income (loss)	$(9,345)	$687	$(40,492)	$(18,713)

Note 16: Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), Accounting for Certain Hybrid Instruments, which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, and is effective for us beginning in fiscal 2008. Adoption of this standard is not expected to have a significant impact on our financial position or results of operations.

In June 2006, the FASB issued Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for us beginning in fiscal 2008. We are currently evaluating the impact this statement will have on our consolidated financial statements.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectation we will continue to derive a substantial majority of our revenue from products based on our tape technology; (2) our expectations regarding the amounts and timing of any future restructuring charges, including cost savings resulting therefrom; (3) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion; (4) our belief that we have sufficient resources to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months; (6) our expectation that we will return to profitability; (7) our goals for our future operating performance, including our revenue growth, amount and mix, our cost reduction savings and our cash flows; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; (9) our belief that we may make additional acquisitions in the future; (10) our expectations about the timing and maximum amounts of our future contractual payment obligations; (11) our belief that our total foreign exchange rate exposure is not significant; (12) our expectations regarding the benefits of our acquisition of ADIC, including that the combined company will allow us to grow our business and improve our results of operations; (13) our expectations regarding the timing of recognized compensation costs related to our equity awards; and (14) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our ability to realize anticipated benefits from the ADIC acquisition; (5) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (6) the successful execution of our strategy to expand our businesses into new directions; (7) our ability to successfully introduce new products; (8) our ability to achieve and capitalize on changes in market demand; (9) our ability to pay down the principal and interest on our indebtedness; (10) our ability to maintain supplier relationships; and (11) those factors discussed under “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) founded in 1980, is a leading global storage company specializing in backup, recovery and archive. Combining focused expertise, customer-driven innovation, and platform independence, we provide a comprehensive, integrated range of disk, tape, and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is currently traded on the New York Stock Exchange. Our ticker symbol changed to QTM, effective at the start of trading on November 15, 2006.

In August 2006, we acquired Advanced Digital Information Corporation (“ADIC”). The combined company offers a broad range of solutions in this market, providing performance and value to organizations of all sizes, from Global 2000 enterprises to small businesses and satellite offices. We have a broad portfolio of disk-based backup solutions and are a leading provider of tape libraries and autoloaders, as well as a top supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. In addition, our service plan includes a broad range of coverage options to provide the level of support for the widest possible range of IT environments, with service available in 180 countries.

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

In measuring our progress toward these objectives, we are focused on five areas: (1) growing our branded business to 60 percent of revenue; (2) achieving a quarterly run rate of $20 million in synergy savings, which we expect to complete in phases over the next several quarters; (3) maintaining our media royalty revenue in the high $20 million range; (4) driving growth in both disk-based backup systems and in software solutions to deliver $30 million to $40 million in revenue by the end of the 2007 calendar year; and (5) generating cash and repaying our debt.

We have been operating as a combined company for less than six months and face many challenges, including intense competition, declining revenue in our legacy tape drive business, continued integration of ADIC and Quantum and significantly increased indebtedness and related interest expense. However, we continue to make progress towards our objectives and are looking forward to the opportunities ahead. Customers’ backup, recovery and archive challenges are complex and rapidly evolving, and the need for a category expert is essential to success. We believe that our global scale and vertical integration in tape products, along with our growing branded strength and decreasing cost structure, position us to build a strong, profitable tape business and improve our results of operations. In both the disk-based backup and software areas, we recently announced new products that leverage the combined technology of both companies and represent the first steps in executing on our newly defined roadmap.

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

RESULTS OF OPERATIONS

(In thousands)

	Three Months Ended				Change	% Change
	December 31, 2006	% of revenue	December 26, 2005	% of revenue
Product revenue	$272,872	90.4%	$184,865	84.7%	$88,007	47.6%
Royalty revenue	29,027	9.6%	33,500	15.3%	(4,473)	(13.4)%

Total revenue	301,899	100.0%	218,365	100.0%	83,534	38.3%

Cost of revenue	212,883	70.5%	154,705	70.8%	58,178	37.6%

Gross margin	89,016		63,660		25,356	39.8%
Gross margin rate	29.5%		29.2%

Operating expenses:
Research and development	32,146	10.6%	25,546	11.7%	6,600	25.8%
Sales and marketing	37,446	12.4%	21,571	9.9%	15,875	73.6%
General and administrative	15,225	5.0%	10,070	4.6%	5,155	51.2%
Restructuring charges	545	0.2%	3,515	1.6%	(2,970)	(84.5)%

	85,362	28.3%	60,702	27.8%	24,660	40.6%

Income from operations	3,654	1.2%	2,958	1.4%	696	23.5%
Interest income and other, net	2,243	0.7%	597	0.3%	1,646	275.7%
Interest expense	(15,266)	(5.1)%	(2,383)	(1.1)%	(12,883)	540.6%

Income (loss) before income taxes	(9,369)	(3.1)%	1,172	0.5%	(10,541)	N/M
Income tax provision	155	0.1%	353	0.2%	(198)	(56.1)%

Net income (loss)	$(9,524)	(3.2)%	$819	0.4%	$(10,343)	N/M

	Nine Months Ended				Change	% Change
	December 31, 2006	% of revenue	December 26, 2005	% of revenue
Product revenue	$654,453	88.6%	$532,489	84.7%	$121,964	22.9%
Royalty revenue	84,411	11.4%	96,120	15.3%	(11,709)	(12.2)%

Total revenue	738,864	100.0%	628,609	100.0%	110,255	17.5%

Cost of revenue	527,210	71.4%	454,848	72.4%	72,362	15.9%

Gross margin	211,654		173,761		37,893	21.8%
Gross margin rate	28.6%		27.6%

Operating expenses:
Research and development	84,093	11.4%	82,216	13.1%	1,877	2.3%
Sales and marketing	88,983	12.0%	64,547	10.3%	24,436	37.9%
General and administrative	37,973	5.1%	29,898	4.8%	8,075	27.0%
Restructuring charges	7,288	1.0%	13,022	2.1%	(5,734)	(44.0)%
In-process research and development	14,700	2.0%	—	—	14,700	100.0%

	233,037	31.5%	189,683	30.2%	43,354	22.9%

Loss from operations	(21,383)	(2.9)%	(15,922)	(2.5)%	(5,461)	34.3%
Interest income and other, net	6,273	0.8%	6,637	1.1%	(364)	(5.5)%
Interest expense	(25,974)	(3.5)%	(7,756)	(1.2)%	(18,218)	234.9%

Loss before income taxes	(41,084)	(5.6)%	(17,041)	(2.7)%	(24,043)	141.1%
Income tax provision	2,692	0.4%	1,405	0.2%	1,287	91.6%

Net loss	$(43,776)	(5.9)%	$(18,446)	(2.9)%	$(25,330)	137.3%

Percentage columns may not add due to rounding.

Revenue

Our product revenue, which includes sales of our hardware and software products and services sold through both our Quantum branded and OEM channels, increased for the three and nine months ended December 31, 2006. The revenue increase was led by revenue for systems, which includes sales of tape automation, disk-based backup systems and software, as higher system sales outweighed a decline in devices and non-royalty media revenue compared to the same periods of the prior year.

System sales increases were largely due to our acquisition of ADIC. Our midrange tape automation line, including the Scalar® i500TM, the PX506 and PX510 products, was one of the strongest contributors to total systems revenue in the third quarter of fiscal 2007, on sales to both branded and OEM customers. In addition, we had increases in our DX-Series disk-based backup and our StorNext® software revenues for both the three and nine months ended December 31, 2006.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined both this quarter and for the first nine months of fiscal 2007 compared to the prior year periods due to the continuing retirement of older tape drives, especially our older, entry-level drives sold by OEMs. We also de-emphasized sales of non-royalty media during the quarter compared to prior periods due to pricing dynamics in the market that would have resulted in lower margins on the non-royalty media products.

Tape media royalties decreased in the three and nine months ended December 31, 2006 due to lower media unit sales sold through our OEM customers. Royalties related to our newer LTO products have been increasing, but at a slower rate than declines in royalties from our maturing DLT products, where we experienced a net reduction in the installed base of DLTtape® drives. We expect LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as its installed base continues to decrease.

Gross Margin

The increase in gross margin percentage during both the three and nine months ended December 31, 2006 was largely due to the acquisition of ADIC, which helped drive an increase in the percentage of our product sales through branded channels. Sales of branded products typically generate higher gross margins than sales to our OEM customers. Our gross margin on products sold through branded and OEM channels increased compared to the same periods of the prior year. This improvement in gross margin was partially offset by increases in non-cash expenses such as amortization of intangible assets of $4.3 million and $5.9 million for the three and nine months ended December 31, 2006, respectively, as well as increased share-based compensation and amortization of service parts.

Research and Development Expenses

Research and development expenses increased during the third quarter of fiscal 2007 primarily due to the acquisition of ADIC. Increases were also attributable to share-based compensation and amortization of intangibles. The increased expenses were partially offset by decreases from cost reduction actions, primarily reduced headcount as the Company integrated a prior acquisition and reduced headcount related to our restructuring with the ADIC integration and to a lesser extent decreased expenses from product launches completed in the prior year period. These same factors also explain the increase in expense for the nine months ended December 31, 2006 compared to the same period in the prior year.

Sales and Marketing Expenses

The increase in sales and marketing expenses during both the three and nine months ended December 31, 2006 was primarily due to the acquisition of ADIC. Amortization of intangibles comprised $4.2 million and $6.8 million of the increase for the three and nine months ended December 31, 2006, respectively. The increases were offset to a certain extent by reduced spending on marketing programs and reduced headcount as a result of cost reduction actions.

General and Administrative Expenses

The increase in general and administrative expenses during both the three and nine months ended December 31, 2006 was primarily due to the acquisition of ADIC. During the third quarter and first nine months of fiscal 2007, general and administrative expense increases were partially offset by lower headcount as a result of cost reduction actions.

Interest Income and Other, net

The increase in interest income and other, net for the third quarter of fiscal 2007 as compared to the prior year was mainly due to a specific legal settlement in the third quarter of fiscal 2006. The decrease in interest income and other, net for the nine months ended December 31, 2006 as compared to the same period in the prior year was due to a $1.1 million payment received from a funded benefit trust and a $0.7 million refund received from the IRS for FICA withholding during the second quarter of fiscal 2006, offset in large part by the legal settlement expenses in the third quarter of fiscal 2006.

Interest Expense

The increase in interest expense in the three and nine month periods ended December 31, 2006 was due to the new debt facilities entered into during the second quarter of fiscal 2007. We initially borrowed $496.5 million under these facilities and the outstanding principal balance of these borrowings at December 31, 2006 is $488.8 million. Interest expense for the three and nine months ended December 31, 2006 also includes the amortization of debt issuance costs for these new debt facilities. Interest expense for the nine months ended December 31, 2006 includes the write off of unamortized debt issuance costs related to a credit facility that was terminated during the second quarter of fiscal 2007. For further information, refer to Note 11 “Convertible Subordinated Debt, Long-Term Debt and Interest Rate Collar” in the Condensed Consolidated Financial Statements.

Income Taxes

We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support a reversal or decrease in this allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

The tax expense recorded for the three months ended December 31, 2006 and December 26, 2005 was $0.2 million and $0.4 million, respectively. The tax provisions for the third quarter of both fiscal 2007 and 2006 reflect expenses for foreign income taxes and state taxes. During the third quarter of fiscal 2007, the decision was made not to utilize the provisions of the Homeland Reinvestment Act for dividends paid from foreign subsidiaries on the fiscal 2006 income tax return that was filed during the quarter. The net decrease in tax expense due to this decision was $0.7 million.

The tax expense recorded for the nine months ended December 31, 2006 and December 26, 2005 was $2.7 million and $1.4 million, respectively. The current year-to-date tax provision reflects expenses for foreign and state income taxes of $2.1 million and $1.8 million for anticipated withholding taxes associated with the closure of our Neuchatel, Switzerland facility offset by a benefit related to an expected tax refund of $0.5 million from losses associated with the closure of our Ireland facility and a benefit of $0.7 million related to the Company’s decision not to utilize the dividend provisions of the Homeland Reinvestment Act on the fiscal year 2006 income tax return filed during the third quarter. The tax provision for the nine months ended December 26, 2005 reflects foreign income taxes and state taxes.

In connection with the disposition of the Company’s hard-disk drive business, HDD, to Maxtor, the Company and Maxtor entered into a Tax Sharing and Indemnity Agreement, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8,760,000. As of December 31, 2006, $7.3 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

Restructuring

During the second quarter of fiscal 2007, management approved and initiated plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC and improve efficiencies in operations. In the third quarter of fiscal 2007, additional restructuring charges were incurred as management continues to execute the approved plan and integrate activities.

In the first nine months of fiscal 2007 and in fiscal 2006, we took steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. The restructuring charges that resulted from these cost reduction efforts relate to the outsourcing of certain manufacturing and repair operations and to consolidating operations supporting our business.

The following tables show the type of restructuring expense for the three and nine months ended December 31, 2006 and December 26, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 26, 2005	December 31, 2006	December 26, 2005
By expense type
Severance and benefits	$545	$1,715	$7,265	$11,112
Facilities	—	1,800	(359)	1,910
Fixed assets	—	—	382	—

	$545	$3,515	$7,288	$13,022

By cost reduction actions
Outsource certain manufacturing and repair operations	$425	$—	$2,025	$8,045
Consolidate operations supporting our business	120	3,515	5,263	4,977

	$545	$3,515	$7,288	$13,022

Fiscal 2007

We recorded expenses of $0.5 million for severance and benefits identified during the third quarter of fiscal 2007 resulting from our continued evaluation and integration of ADIC. We expect the majority of these charges to be paid to the impacted employees during fiscal 2008, with a portion paid in the fourth quarter of fiscal 2007. In addition to the restructuring charges in the third quarter, a net reversal of $1.1 million of restructuring costs associated with exiting activities of ADIC was recorded, due in large part to new information regarding certain pre-merger ADIC employees. Since these costs were recognized as a liability assumed in the purchase business combination, the reversal resulted in a decrease to goodwill rather than a reduction of expense in the current period.

We recorded expenses of $6.6 million for severance and benefits associated with cost synergies identified during the second quarter of fiscal 2007 resulting from our evaluation and integration of ADIC. We expect the majority of these charges to be paid to the impacted employees during fiscal 2007 and the first part of fiscal 2008. The $0.4 million in facilities reversal resulted from determining higher utilization of a Colorado facility, and $0.4 million in fixed asset charges were recorded for assets impacted by the ADIC acquisition. In the first quarter of fiscal 2007, a $0.1 million net charge was recorded for severance as part of the continuing effort to streamline our marketing and IT functions.

In addition to the restructuring expenses in the three and nine months ended December 31, 2006, the net restructuring costs associated with exiting activities of pre-merger ADIC were $14.8 million, consisting primarily of severance and benefits costs and, to a lesser extent, excess facilities obligations. These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire ADIC and, accordingly, resulted in an increase to goodwill rather than an expense in the first nine months of fiscal 2007.

Fiscal 2006

In the third quarter of fiscal year 2006, a $1.7 million charge was recorded as severance for 45 employees as part of the continuing effort to streamline the Company’s product development and marketing processes following the product platform transitions and the consolidation of the marketing function. A $1.9 million charge was also recorded for our facility in Colorado Springs, Colorado because the estimated costs were higher than originally anticipated due to an increase in interest rates and a reduction in estimated sublease income. In addition, a charge of $0.1 million was reversed as the costs were lower than originally anticipated for a facility in Boulder, Colorado.

In the second quarter of fiscal 2006, an $8.0 million charge was recorded as a result of closing our site in Dundalk, Ireland, and outsourcing repair operations in Europe. The closure was completed in the fourth quarter of calendar year 2006. In addition, a $1.5 million charge was recorded as severance within the engineering department in order to streamline our product development processes, align skills with our future product roadmaps and to reduce costs and investment to the appropriate level following product platform transitions. These actions were substantially complete as of December 31, 2006.

In the first quarter of fiscal 2006, a $0.2 million charge was reversed because estimated severance costs were lower than originally anticipated. Additionally, a $0.1 million charge was recorded for a lease termination fee in Shrewsbury, Massachusetts.

The following tables show the activity during the three and nine months ended December 31, 2006 and the estimated timing of future payouts for cost reduction plans as of December 31, 2006 (in thousands):

	For the three months ended December 31, 2006
	Severance and Benefits	Facilities	Fixed Assets	Total
Balance as of September 30, 2006	$17,577	$2,594	$—	$20,171
Restructuring costs	2,172	—	—	2,172
Reversals	(2,751)	—	—	(2,751)
Cash payments	(5,091)	(217)	—	(5,308)
Non-cash charges	186	—	—	186

Balance as of December 31, 2006	$12,093	$2,377	$—	$14,470

	For the nine months ended December 31, 2006
	Severance and Benefits	Facilities	Fixed Assets	Total
Balance as of March 31, 2006	$10,046	$2,973	$—	$13,019
Restructuring costs	24,165	898	382	25,445
Reversals	(3,010)	(359)	—	(3,369)
Cash payments	(19,203)	(1,135)	—	(20,338)
Non-cash charges	95	—	(382)	(287)

Balance as of December 31, 2006	$12,093	$2,377	$—	$14,470

	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Fiscal 2007	$4,894	$217	$5,111
Fiscal 2008 to 2013	7,199	2,160	9,359

	$12,093	$2,377	$14,470

The $14.5 million restructuring accrual as of December 31, 2006 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC. The severance and benefits charges will be paid during fiscal 2007 and 2008. The facilities charges relating to vacant facilities in Colorado Springs, Colorado; Boulder, Colorado; and Basingstoke, United Kingdom will be paid over their respective lease terms, which continue through fiscal 2013. With the acquisition of ADIC in the second quarter of fiscal 2007, we also acquired ADIC’s vacant facilities in Englewood, Colorado and Ithaca, New York. The facilities charges related to the vacant Englewood and Ithaca facilities will be paid over their respective lease terms. The Englewood lease ended in December 2006, and the Ithaca lease continues through fiscal 2012.

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense by classification within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2006	December 26, 2005	Increase/ (decrease)
Cost of revenue	$8,347	$4,078	$4,269
Research and development	326	195	131
Sales and marketing	5,313	1,079	4,234
General and administrative	25	146	(121)

	$14,011	$5,498	$8,513

	Nine Months Ended
	December 31, 2006	December 26, 2005	Increase/ (decrease)
Cost of revenue	$18,064	$12,120	$5,944
Research and development	865	386	479
Sales and marketing	10,003	3,212	6,791
General and administrative	189	439	(250)

	$29,121	$16,157	$12,964

For further information regarding amortization of intangible assets, refer to Note 8 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Share-based Compensation

We adopted SFAS No. 123R in the first quarter of fiscal 2007 under the modified prospective method. SFAS No. 123R requires us to expense share-based compensation. Prior to the adoption of SFAS No. 123R, we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, share-based compensation for the three and nine months ended December 26, 2005 related only to the issuance of restricted stock awards since they were issued at a discount. Share-based compensation totaled $2.5 million and $6.5 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $0.3 and $0.7 million in the same periods of fiscal 2006.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to options and restricted stock awards and units granted under the Company’s plans and rights to acquire stock under the Company’s purchase plan (in thousands):

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Share-based compensation expense included in operations:
Cost of revenue	$333	$854
Research and development	717	1,757
Sales and marketing	563	1,404
General and administrative	927	2,532

Total share-based compensation expense effect on net loss	$2,540	$6,547

The total share-based compensation cost capitalized as part of inventory as of December 31, 2006 was not material. During the third quarter and first nine months of fiscal 2007, no tax benefit was realized for the tax deduction from option exercises and other awards.

As of December 31, 2006, there was $8.2 million of total unrecognized compensation costs related to stock options granted under the Company’s plans. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years. Total intrinsic value of options exercised for the three and nine months ended December 31, 2006 was $1.9 million and $3.0 million, respectively. We settle stock option exercises with newly issued common shares.

As of December 31, 2006, there was $5.3 million of total unrecognized compensation costs related to nonvested restricted stock granted under the Company’s plans. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted stock vested during the three and nine months ended December 31, 2006 was $0.1 million and $0.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except DSO and Inventory turns)	As of or for Nine Months Ended
	December 31, 2006	December 26, 2005
Cash and cash equivalents	$109,668	$131,836
Short-term investments	41,749	99,700

Total cash, cash equivalents, and short-term investments	151,417	231,536

Days sales outstanding (“DSO”)	62.5	57.3
Inventory turns (Annualized)	7.9	8.7

Net cash provided by (used in) operating activities	$(8,382)	$7,983
Net cash used in investing activities	$(490,641)	$(105,872)
Net cash provided by financing activities	$485,393	$4,589

Nine Months Ended December 31, 2006

The difference between reported net loss and cash used in operating activities was primarily due to non-cash items such as depreciation and amortization, in-process research and development and share-based compensation related to stock incentive plans. Cash used to fund operations during the period was primarily due to a decrease in accounts payable, an increase in service parts for maintenance and payments on accrued restructuring. This was partially offset by a decrease in inventories. Inventories decreased as a result of ongoing inventory reduction efforts and reduced inventory levels of certain end of life products. These decreased inventory levels also resulted in a decrease in accounts payable. Service parts for maintenance increased in order to meet the Restriction of Hazardous Substances (“RoHS”) compliance requirements in Europe and support our growing installed base. The cash outflow related to accrued restructuring was primarily due to severance payments made during the period related to restructuring obligations related to our acquisition of ADIC.

Cash used in investing activities during the first nine months of fiscal 2007 reflects $545.4 million of cash paid, net of cash acquired, for our acquisition of ADIC. Proceeds from the sale of short-term investments of $624.8 million were largely offset by purchases of short-term investments of $564.8 million. Additionally, we purchased $11.3 million of property and equipment and received $6.0 million in proceeds from the sale of the Ireland facility.

Cash provided by financing activities during the first nine months of fiscal 2007 was primarily related to borrowings of $496.5 million on new credit facilities, less loan fees of $9.8 million. Additionally, we received $6.5 million in net proceeds from the issuance of common stock. These cash proceeds were partially offset by debt repayments of $7.8 million.

Nine Months Ended December 26, 2005

The changes in working capital from our fiscal year ended March 31, 2005 were primarily attributable to an increase in accounts receivable primarily due to the higher revenue within the last month of the fiscal quarter that had not yet been collected and, to a lesser extent, delayed collections from a few customers, a decrease in accounts payable reflecting the impact of lower levels of operating expenses, a decrease in warranty reserves due to a lower installed base and improved product quality, an increase in accrued restructuring, and a decrease in other assets and liabilities primarily due to the receipt of various tax refunds, the receipt of vendor receivables and prepayments for inventory that was subsequently received.

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

Acquisition

On August 22, 2006, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 2, 2006, we completed our acquisition of ADIC. Pursuant to the Merger Agreement, each outstanding share of ADIC common stock was converted into the right to receive, at the election of the stockholder, either (a) $12.25 in cash or (b) a number of shares of Quantum common stock equal to the number of ADIC shares of common stock multiplied by 3.461. Substantially all stockholders elected to receive cash. Therefore, we paid $545.4 million in cash, net of cash acquired. The cash portion of the merger consideration was funded in part from borrowings under the loans described in the “Long-term Debt” section below.

Capital Resources and Financial Condition

Although we have been unprofitable over the last few fiscal years, we have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue, reducing costs, and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, contractual obligations, and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue around or above current levels, to maintain or improve gross margins, and to reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing letters of credit and our credit facility.

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

Generation of net income and positive cash flow from operating activities in a consistent and sustained manner has historically been an important source of our cash to fund operating needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset both the negative impact of lower revenue and increased competition in our market segments. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive, and industry conditions, as well as various legal and other disputes, may prevent us from achieving these required financial objectives. Any inability to achieve consistent and sustainable net income and cash flow profiles could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of our bank group partners who provide our credit line to do any of the following:

•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under and/or termination of the revolving credit line and term loans or

•	Approve any other amendments of our credit line facility and term loans we might seek to obtain in order to improve our business.

Any lack of renewal, or waiver or amendment, if needed, could result in the credit line and term loans becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our secured senior credit facility, this would mean $488.8 million is immediately payable.

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

Convertible Subordinated Debt

On July 30, 2003, we issued 4.375% convertible subordinated notes in the aggregate principal amount of $160 million in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. We cannot redeem the notes prior to August 5, 2008.

Long-term Debt

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100 million revolving credit line and a $50 million synthetic lease that contained the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity to March 2006 and adjust several covenant requirements. In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect an acquisition. The revolving credit line was amended to increase it from $100 million to $145 million and to adjust covenant requirements. In October 2005, we amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels, and adjust the fee structure. In February 2006, we terminated the $50 million synthetic lease. In August 2006, the revolving credit line was terminated and replaced by the borrowings described below, and we wrote off $0.7 million of unamortized loan fees.

In August 2006, we entered into a secured senior credit facility with a group of lenders providing a $150 million revolving credit line and a $225 million term loan. We also entered into a secured $125 million second lien term loan. On August 22, 2006, we borrowed $445 million, which consisted of $95 million borrowed on the revolving credit line, $225 million under the term loan and $125 million under the second lien term loan. On August 28, 2006, we borrowed an additional $51.5 million on the revolving credit line. On November 27, 2006, we amended the credit facility to adjust covenant levels, adjust prepayment dates, and increase the margin on the second lien term loan. On November 28, 2006, we made a principal payment of $1.5 million to reduce the outstanding amount on the revolving credit line. On December 29, 2006, we made a principal payment of $6.25 million on the term loan as required by the agreement. We incurred loan fees of $9.8 million which are included in other long-term assets on the Condensed Consolidated Balance Sheets and are being amortized over the respective loan terms. As of December 31, 2006, the total outstanding borrowed was $488.8 million and $3.5 million was committed to standby letters of credit.

The revolving credit facility matures on August 22, 2009. Interest accrues on each drawdown of the revolving credit facility at either, at our option, a prime rate plus a margin ranging from 0.0% to 0.80%, depending on our senior leverage ratio, or LIBOR plus a margin ranging from 1.75% to 3.00%, depending on our senior leverage ratio. Interest is payable quarterly.

Amounts not borrowed on the revolving credit facility are subject to an unused line fee of between 0.30% and 0.75% per annum multiplied by the unused portion of the facility. As of December 31, 2006, the interest rates on the revolving credit facility were 8.47% on the $95 million borrowed portion and 8.36% on the $50 million borrowed portion. The facility for the revolving loans may be terminated by us at any time without premium or penalty. As of December 31, 2006, $145 million was outstanding on the revolving credit facility.

The $225 million term loan matures on August 22, 2012, but is subject to accelerated maturity on April 2, 2010, if we do not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to January 1, 2010. Interest accrues on the term loan at either, at our option, a prime rate plus a margin of 2.15%, or LIBOR plus a margin of 4.00%. Interest is payable quarterly. As of December 31, 2006, the interest rate on the term loan was 9.44%. Beginning on December 31, 2006, principal payments on the term loan in an amount equal to $6.25 million are payable quarterly, and after December 2008 principal payments in an amount equal to $2.25 million are payable quarterly with a final payment of all outstanding principal and interest to be paid at maturity. We made the first $6.25 million principal payment during the third quarter of fiscal 2006. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made within one year of closing. As of December 31, 2006, the outstanding balance on the term loan was $218.75 million.

The $125 million second lien term loan matures on August 22, 2013, but is subject to accelerated maturity on May 2, 2010, if we do not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to February 1, 2010. Interest accrues on the second lien term loan at either, at our option, a prime rate plus a margin of 6.75%, or LIBOR plus a margin of 8.25%. As of December 31, 2006, the interest rate on the second lien term loan was 13.69%. Interest on the second lien term loan is payable quarterly. All outstanding principal on the second lien term loan is payable at maturity. On November 27, 2006 we amended the second lien term loan to prohibit prepayment of amounts outstanding until August 22, 2008 and adjusted the prepayment penalties for the periods after that date. As of December 31, 2006, $125 million was outstanding on the second lien term loan.

The revolving credit facility, term loan and second lien term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loans. As of December 31, 2006, we were in compliance with all of the covenants.

Interest Rate Collar

We are obligated under the terms of our credit facility to enter into a hedge agreement or other interest rate management device that provides for not less than 25% of the indebtedness outstanding under our term loans to be subject to a fixed rate of interest over a term of two years. To meet this objective, we entered into an interest rate no cost collar transaction with a financial institution, effective November 15, 2006, that resulted in fixing the interest rate on $87.5 million of our term loans between a three month LIBOR floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. As of December 31, 2006, the three month LIBOR rate was within the floor and cap.

As of December 31, 2006, this transaction did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). We recorded the change in fair market value in other long term assets in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of December 31, 2006, the market value of the interest rate collar was $35,000. We do not engage in hedging activity for speculative or trading purposes.

Commitments

The table below summarizes our contractual cash commitments as of December 31, 2006 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	More than 3 years – 5 years	More than 5 years	Total
Convertible subordinated debt	$3,500	$21,000	$163,500	$—	$188,000
Long-term debt, including current portion	18,939	319,429	70,862	319,484	728,714
Purchase obligations	54,662	—	—	—	54,662
Operating leases	4,721	40,654	20,216	32,853	98,444

Total contractual cash obligations	$81,822	$381,083	$254,578	$352,337	$1,069,820

The contractual commitments include $268 million in interest payments on our various debt obligations based on current interest rates. Due to the nature of our agreements, the interest rate can vary over the terms of the loans.

As of December 31, 2006, we have commitments to provide an additional $1.5 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made as capital calls are received, thus we cannot estimate when those payments will be made and have not included these amounts in the above table.

As of December 31, 2006, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the nine months ended December 31, 2006. Our ability to repurchase common stock is restricted under our credit facilities.

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

We license certain intellectual property to third party manufacturers under arrangements that are represented by master contracts, allowing these third party manufacturers to manufacture and sell certain of our products. As consideration for licensing the intellectual property, the licensees pay us a per-unit royalty for sales of their products that incorporate the licensed technology. On a periodic basis, the licensees provide us with unit reports that include the quantity of units sold to end users subject to royalties. We recognize revenue based on the unit reports, which are provided to us in a timely fashion. The unit report substantiates that the delivery has occurred. Royalty revenue is measured by multiplying the units sold as reflected in the unit reports by the royalty per unit in accordance with the royalty agreements. Royalty payments are made to us on a per unit basis at a stipulated per unit amount.

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

Share-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified prospective method, and therefore were not required to restate prior periods’ results. Under this method, we recognized compensation expense (a) for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) for all equity incentive awards granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R. Option pricing models, including the Black-Scholes-Merton model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We estimate the volatility of our common stock based on the historical volatility over the most recent period corresponding with the estimated expected life of the award. We estimate expected life of the award based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Higher volatility and expected lives result in a proportional increase to share-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value. Although the fair value of our share-based awards is determined in accordance with SFAS No. 123R and SAB 107, the Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Under the provisions of SFAS 123R, the fair value of certain restricted stock that was granted with a market condition must be modeled and valued with a path-dependent valuation technique. We valued the restricted stock with a market condition utilizing a Monte Carlo simulation model, and the stock price was simulated using Geometric Brownian Motion, a widely accepted model of stock price behavior used in option pricing models. The primary assumptions used in the valuation models to value the restricted stock with a market condition include the time frame of the simulation, the risk-free interest rate, the volatility rate and dividend yield. The time frame assumption is based on the grant specifications. We estimate the volatility of our common stock based on the historical volatility over the most recent period corresponding with the time frame assumption. We estimate the risk-free interest rate based on the zero coupon treasury constant maturity rate corresponding with the time frame assumption. Dividend rates are based on our historical experience.

In addition, SFAS No. 123R requires us to develop a forfeiture rate which is an estimate of the number of share-based awards that will be forfeited prior to vesting. Quarterly changes in the estimated forfeiture rate can potentially have a significant effect on reported share-based compensation, as the effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed.

Warranty Expense and Liability

We generally warrant our products against defects for periods ranging from 3 to 48 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services from our Penang, Malaysia facility to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide automation systems warranty service from our facilities in Costa Mesa, California, Colorado Springs and Englewood, Colorado and Böehmenkirch, Germany. Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives and in Szombathely, Hungary for Europe, Middle East and Africa (“EMEA”) tape drives. Benchmark Electronics, Inc. provides automation systems warranty service in Redmond, Washington and Huntsville, Alabama. In addition, we employ various other third party service providers throughout the world that perform tape drive and automation systems services for us.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ. The Company uses a model and exercises considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. We recently introduced a number of new products, of which we are in the early stages of volume shipment and we are experiencing improved quality on our existing products which both influence failure rates. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our new products mature and we continue to experience improved quality on our existing products, we are able to improve our estimates with respect to these products. It is reasonably likely that assumptions will be updated for failure rates and, therefore, warranty expense liability in the future.

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

Service Parts for Maintenance

We value our service parts for maintenance at amortized cost less adjustments for excess or obsolete parts. We carry service parts because we generally provide product warranty for 3 to 48 months and earn revenue by providing enhanced warranty and repair service outside this warranty period. Service parts consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Cost includes direct material, direct labor, overhead and other direct costs. Estimates of excess and obsolete parts involve significant estimates and judgments about the future, including the estimated amount of component parts expected to be consumed in the future warranty and out of warranty service and the estimated number of parts required to meet future customer needs. Amortization of the aggregate service parts is computed on a straight-line basis over the estimated useful life of eight years. Should the technology or our customers’ service needs change and cause an increase or decrease in the estimated useful lives of such service parts, an adjustment to expense would be required.

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

Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal or decrease in this allowance.

We believe that, based on current applicable tax laws, it has provided adequate amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S. and foreign jurisdictions. These estimated liabilities are recorded on a quarterly basis and estimates are revised based upon new information that was not available at the time of prior estimates. Our estimates have in the past been subject to change and we expect that some of our estimates will be subject to change in the future. While our estimated liabilities are recorded based upon existing tax laws, events may occur in the future that indicate payments of these amounts will be less than estimated, in which event, reversals of these liabilities would create tax benefits that we would recognize in the periods when we determine that the liabilities have been reduced. Conversely, events may occur in the future that indicate that payments of these amounts will be greater than estimated, in which event we would record tax charges and additional liabilities. For example, we may in the future, decide to negotiate with tax authorities regarding our tax liability in a particular jurisdiction, which could result in a different outcome than our estimated liability. In addition, the regulatory audit statute of limitations for a particular jurisdiction may expire without us becoming subject to an audit by that jurisdiction or an audit may occur but result in a smaller tax liability than we had estimated, and we would no longer be required to incur any or all of the liability for that audit, as the case may be.

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

Our cash equivalents and short-term investments consist primarily of auction rate securities and money market funds. The main objective of these investments was safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point parallel decrease in interest rates would have resulted in an approximately $0.5 million and $1.0 million decrease in interest income for the nine months ended December 31, 2006 and December 26, 2005, respectively.

As of December 31, 2006, our senior credit facilities were comprised of a $150 million revolving credit facility expiring in August 2009, a $225 million term loan expiring in August 2012 and a second lien term loan of $125 million expiring in August 2013. Borrowings under the revolving credit facility and term loans bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a senior leverage ratio as defined in the credit agreement. Our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 11 “Convertible Subordinated Debt, Long-Term Debt and Interest Rate Collar” to the Condensed Consolidated Financial Statements). A hypothetical 100 basis point parallel increase in interest rates would have resulted in an approximately $1.5 million increase in interest expense in the nine months ended December 31, 2006. We had no material outstanding variable rate debt during the nine months ended December 26, 2005.

We are obligated under the terms of our credit facility to enter into a hedge agreement or other interest rate management device that provides for not less than 25% of the indebtedness outstanding under our term loans to be subject to a fixed rate of interest over a term of two years. To meet this objective, we entered into an interest rate no cost collar transaction with a financial institution, effective November 15, 2006, that resulted in fixing the interest rate on $87.5 million of our variable rate term loans between a three month LIBOR floor of 4.64% and a cap of 5.49% through December 2008. As of December 31, 2006, this transaction did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133. As of December 31, 2006, the three month LIBOR rate was within the floor and cap; therefore there was no impact to our interest expense from this interest rate collar. We did not enter into derivative transactions related to our cash equivalents or short-term investments nor for our existing or anticipated liabilities during the three or nine months ended December 26, 2005. We do not engage in hedging activity for speculative or trading purposes.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. During the nine months ended December 31, 2006 and December 26, 2005, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations because we believed that we had a natural hedge through our worldwide operating structure. We do not anticipate any material effect on our consolidated financial position utilizing our current hedging strategy.

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

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in the third quarter of fiscal 2007 represented 41% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to our top five customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will.

In the third quarter of fiscal 2007, approximately 20% of our revenue was derived from Dell. If we experience a significant decline in revenue from Dell, we could be materially and adversely affected.

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

In connection with the acquisition of ADIC, we drew on our $500 million credit facility with Key Bank, substantially increasing our debt service obligations and constraining our ability to operate our business. Unless we are able to generate sufficient cash flows from operations to meet these debt obligations, our business financial condition and operating results will be materially and adversely affected.

In connection with our acquisition of ADIC, we borrowed $496.5 million from a group of lenders, adding a significant amount of indebtedness and interest expense to our obligations. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

Our substantial debt may have important consequences for our operations, such as:

•	Making it more difficult or impossible for us to make payments on our convertible subordinated notes or any other indebtedness or obligations;

•

Requiring us to dedicate a significant portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, research and development and other cash requirements;

•	Increasing our vulnerability to adverse economic and industry conditions;

•	Limiting our flexibility in planning for, or reacting to, changes and opportunities in, the electronics manufacturing industry, which may place us at a competitive disadvantage; and

•	Limiting our ability to incur additional debt on acceptable terms, if at all.

In addition, there is a risk that we may not be able to repay our debt obligations as they become due. We have incurred significant losses since 2001. Our ability to meet our debt service obligations (and fund our working capital, capital expenditures, acquisitions, research and development and other general corporate needs) will depend upon our ability to generate sufficient cash flow from operations. We cannot provide assurance that we will generate sufficient cash flow from operations to service these debt obligations, or that future borrowings or equity financing will be available to us on commercially reasonable terms or at all, or available in an amount sufficient to enable us to pay our debt obligations or fund our other liquidity needs. Unless we are able to improve our cash flows from operations we may not generate sufficient cash flow to service our debt obligations, which would require that we reduce or delay capital expenditures and/or sell assets, thereby affecting our ability to remain competitive and materially and adversely affecting our business. Such a failure to repay our debt obligations when due would also result in our default under our loan agreements, which would give our lenders the right to seize all of our assets. Any such inability to meet our debt obligations would therefore have a material and adverse effect on our business, financial condition and results of operations.

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

Our tape automation products compete with product offerings of Overland Data Inc., EMC, and Sun, which offer tape automation systems incorporating DLTtape® and Super DLTtapeTM technology as well as LTO technology. Increased competition has resulted in increased price competition. If this trend continues or worsens, if competition further intensifies, or if industry consolidation occurs, our sales and gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

As a result of our global manufacturing and sales operations, we are subject to a variety of risks that are unique to businesses with international operations of a similar scope, any of which could, individually or in the aggregate have a material adverse effect on our business:

A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the United States. We also have sales outside the United States. In addition, a significant number of our products are manufactured in Malaysia. Similarly, one of the suppliers of recording heads for our products is located in China. Because of these operations, we are subject to a number of risks including:

•	Import and export duties and value-added taxes;

•	Import and export regulation changes that could erode our profit margins or restrict our exports;

•	Political, military, or ideological risks and changes, especially in emerging or developing economies;

•	Potential restrictions on the transfer of funds between countries;

•	Natural disasters, including earthquakes, typhoons and tsunamis;

•	Inflexible employee contracts and employment laws that may make it difficult to terminate employees in some foreign countries in the event of business downturns;

•	Adverse movement of foreign currencies against the U.S. dollar (the currency in which our results are reported);

•	Shortages in component parts and raw materials; and

•	The burden and cost of complying with foreign laws.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and recent changes in accounting for equity compensation are adversely affecting earnings.

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

Five institutional investors own approximately 51% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighs buying demand and our stock price declined.

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

The Exhibit Index beginning on page 52 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President and Chief Financial Officer

Dated: February 8, 2007

QUANTUM CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger by and among Quantum Corporation, Agate Acquisition Corporation and Advanced Digital Information Corporation, dated as of May 2, 2006.	8-K	001-13449	2.1	May 5, 2006

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Registrant	10-Q	001-13449	3.2	November 5, 2005

3.3	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000

3.4	Certificate of Amendment of Amended and Restated By-laws of Registrant, effective August 28, 2006	8-K	001-13449	3.1	September 1, 2006

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999

4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

4.4	Second Amendment to the Amended and Restated Preferred Shares Rights Plan, dated November 1, 2006.	8-K	001-13449	4.1	November 6, 2006

10.1	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003

10.2	First Amendment to Credit Agreement, dated as of November 27, 2006, by and among Registrant, the lenders from time to time party thereto, and KeyBank National Association	8-K	001-13449	10.1	December 1, 2006

10.3	First Amendment to Term Loan Agreement, dated as of November 27, 2006, by and among Registrant, the lenders from time to time party thereto, and KeyBank National Association	8-K	001-13449	10.2	December 1, 2006

10.4	Side Letter, dated as of November 27, 2006, between Registrant and KeyBank National Association	8-K	001-13449	10.3	December 1, 2006

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.