Form 10-K
period 2007-03-31
QUANTUM CORP /DE/
filed 2007-06-13
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the Registrant was approximately $218.0 million on September 30, 2006, the last day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of the close of business on May 31, 2007, there were approximately 199.2 million shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 17, 2007, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

i

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology; (2) our expectations regarding the amounts and timing of any future restructuring charges, including cost savings resulting therefrom; (3) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion; (4) our belief that we have sufficient resources to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months; (6) our expectation that we will return to profitability; (7) our goals for our future operating performance, including our revenue growth, amount and mix, our expectations regarding revenue, gross margin and operating expenses for fiscal 2008 and our cash flows; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; (9) our belief that we may make additional acquisitions in the future; (10) our expectations about the timing and maximum amounts of our future contractual payment obligations; (11) our belief that our total foreign exchange rate exposure is not significant; (12) our expectations regarding the benefits of our acquisition of ADIC, including that the combined company will allow us to grow our business and improve our results of operations; (13) our expectations regarding the timing of recognized compensation costs related to our equity awards; (14) our expectations relating to our growth into disk, software and services markets , (15) our expectations regarding our ongoing efforts to reduce our cost structure, including facilities and workforce reductions, (16) our expectations relating to the Quantum Alliance Reseller Program, (17) our assessment of the debt market and our opportunity to refinance our debt at better terms and improved covenants; and (18) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our ability to realize anticipated benefits from the ADIC acquisition; (5) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (6) the successful execution of our strategy to expand our businesses into new directions; (7) our ability to successfully introduce new products; (8) our ability to achieve and capitalize on changes in market demand; (9) our ability to pay down the principal and interest on our indebtedness; (10) our ability to maintain supplier relationships; and (11) those factors discussed under “Risk Factors” in Item 1A. in this Annual Report on Form 10-K. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

ITEM 1.	Business

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:QTM) founded in 1980, is a leading global storage company specializing in backup, recovery and archive. Combining focused expertise, customer-driven innovation, and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the New York Stock Exchange.

In August 2006, we acquired Advanced Digital Information Corporation (“ADIC”). The combined company offers a broad range of solutions in the data storage market, providing performance and value to organizations of all sizes, from Global 2000 enterprises to small businesses and satellite offices. We have a broad portfolio of disk-based backup solutions and are a leading provider of tape libraries and autoloaders, as well as a top supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. In addition, our service plan includes a broad range of coverage options to provide the level of support for the widest possible range of IT environments, with service available in 180 countries.

In previous years, we reported two data storage business segments: Tape Drive and Storage Systems. Beginning with the first quarter of fiscal 2007, we began reporting one business segment as a result of organizational changes. These changes include the integration of marketing, sales and research and development functions to enhance product positioning and to lower the cost platforms within our business. As a result of these integration efforts, discrete financial information for these former segments is no longer tracked below the gross margin level, and management no longer measures operating performance nor makes resource allocation decisions on a segmented basis.

While continuing to develop and introduce new products in the storage market, we have also continued to take steps to reduce costs in order to return to profitability and rationalize our operations following various acquisitions. Since 2001, our business has experienced increased competition from other data storage and computer equipment manufacturers and a continuously challenging operating environment as evidenced by both operating and net losses. In recent years, the difficult market conditions often created pressures that resulted in generally lower unit prices, lower unit sales, or both. We have taken numerous cost reduction actions and have acquired companies with complementary technologies to increase our market share, improve our competitive position and offset the impact of recent financial trends. These steps are aimed at returning us to profitability.

Strategy Update

In fiscal 2006, we implemented a number of actions to improve our future performance and establish a strong foundation for us to compete in the storage solutions market with a focus on backup, recovery and archive. In fiscal 2007, we continued to implement actions to improve our future performance and competitive position in the market. One of our more notable actions was our acquisition of ADIC. In acquiring ADIC, we defined three primary objectives: (1) to expand market access, mainly by building a stronger branded business; (2) to create a stronger growth platform, particularly by expanding our disk-based backup systems and software businesses; and (3) to improve our financial position, taking advantage of cost reduction actions and enhanced revenue and profit opportunities. With this acquisition, we have expanded our market access, increased our product offerings, integrated technology from both companies into existing and new products and created opportunities for growth. Additionally, in fiscal 2007, we continued to streamline our operations to control costs while introducing new products and gaining market acceptance on our newer products.

Customers’ backup, recovery and archive challenges are complex and rapidly evolving, and the need for a category expert is essential to success. We believe that our global scale and vertical integration in tape products, along with our growing branded business strength and decreasing cost structure, position us to build a strong, profitable storage systems business and improve our results of operations. In both the disk-based backup and software areas, we recently announced new products that leverage the combined technology of both companies and represent the first steps in executing on our integrated roadmap.

Our priorities are focused on two key strategies. First, we want to create a growth platform beyond tape with solutions that include disk, software and services that are optimized for tiered storage environments. We will remain vigilant in identifying opportunities that will provide for gross margin and overall cost structure improvements. In addition, we want to build on our independent tape business by capitalizing on our unique position as an independent developer of tape drives, tape media and automation systems.

We have a common customer base in the enterprise and larger midrange business segment whose storage needs are met by our tape automation and disk-based data protection solutions. Our strategy is to grow this market segment with our current product and service offerings to meet these customers’ growing needs. Further, we expect to grow in targeted vertical markets as our expanded sales force and channel partners create increased growth opportunities.

Another strategic tenet is to grow revenue in the small and medium business segments. We have a strong portfolio of products to meet the varied needs of this customer base and will leverage our sales and marketing and channel efforts to provide tape drives, tape media and low-end tape automation product solutions. Further, we have introduced new products, such as GoVault™, and will continue to provide new technology solutions to meet the various needs within this market segment.

We also intend to enhance media and technology license opportunities by maintaining our current royalty revenue stream with increased Linear Tape Open (“LTO” ®) royalties to offset declining Digital Linear Tape (“DLT”®) royalties. To augment our royalty revenue stream, we continue to build upon our strong intellectual property portfolio and pursue beneficial licensing opportunities.

We have aligned our internal structure to implement these strategic actions as we continue to reduce costs from our various internal actions, expand our market access and introduce new products and technologies that meet the ever-growing needs in the backup, archive and recovery storage market. We continue our focus on expanding our disk-based data protection solutions including de-duplication and replication technologies and interface flexibility. In the tape automation area, we continue to expand our service offerings, strategic partnerships and value-add features.

We also see opportunity as several key competitors struggle with the impact of industry consolidation and product transitions. This enables us to capitalize on our strengths to increase our market share in more mature markets and grow our position in newly emerging markets. There are numerous risks to the successful execution of our business plans. For a discussion of some of the risks and uncertainties that impact our business, see “Risk Factors” in Item 1A of Part I of this Form 10-K.

Industry Background

Information technology departments in businesses and government offices face an expanding set of problems with storing their data. Digitization has become nearly universal, with a variety of information now relying on digital format as its primary form. This phenomenon applies to business-critical records of all kinds, including documents, images and communications, as well as to the actual products of entire industries, including rich media production services and television broadcasting. Intensifying the impact of this data wave is the rise of broadband communications and the ease of copying and moving records among users and sites. With a single mouse click, multiple copies of the same file—a picture, a presentation, a video clip, a spreadsheet—are sent to servers around the world, and copied over and over again.

The net effect is a rapid increase in the total amount of data being stored and managed, an increase that may outpace any change in fundamental business activity. The data storage requirements of virtually every company increase year after year, whether or not the business is growing.

Adding to the complexity of the data-management task are regulatory and economic issues. Virtually every company has regulatory requirements from different organizations that recognize the critical value of this data and that mandate both its long-term preservation and rapid access. Different industries are affected by different regulations, and the interpretation of requirements is not always straightforward; however, organizations of all types recognize the significance of storing and protecting their data over time. At the same time, IT organizations find themselves under pressure to increase operational efficiencies by doing more with the same, or reduced, staff levels. IT departments have come to expect that every year they will face the problem of how to manage more data, in more places.

This situation makes it very difficult for many companies to continue to operate in the ways they had in the past, and it drives a rapidly increasing need for value-add solutions aimed to solve storage problems.

Part of the solution can be found in new technologies associated with storage and with information management:

•	Flexible, lower cost, open system client-server platforms using UNIX, Linux and Windows operating systems are replacing mainframe environments.

•	Storage media, both fixed and removable, have been developed to provide more capacity and different kinds of capacity at lower cost.

•	Data transmission transports, including Fibre Channel and Internet Protocol, have been applied to storage solutions.

•	New networking techniques designed specifically for storage have developed, including Storage Area Networks (“SAN”) and Network Attached Storage (“NAS”).

Each of these technologies, however, can also have the effect of creating additional adoption and integration tasks for IT departments under pressure to keep up with the growth of data and the requirements to manage it. Technologies alone, especially in their early phases, cannot provide the operating leverage that is achieved with a comprehensive data management solution.

Products

As a leading global specialist in backup, recovery and archive, we provide a comprehensive range of disk, tape and software solutions supported by an outstanding sales and service organization. Our solutions are all designed to provide IT departments in a wide variety of organizations with innovative and dependable tools for protecting, retaining and accessing their digital assets. We sell our products via our branded channels and through OEMs such as Dell, Inc. (“Dell”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”) and Sun Microsystems, Inc. (“Sun”). We divide our products into three broad categories, (1) tape automation systems, (2) data management software and disk-based backup systems and (3) devices and media. The systems category is comprised of tape automation products, disk-based backup systems and data management software. The devices and media category includes removable disk drives, standalone tape drives and media products.

Tape Automation Systems

According to IDC’s Worldwide Branded Tape 2006 Vendor Analysis report, we are the world’s largest supplier of automated tape systems, in terms of both revenue and unit shipments. Our tape automation portfolio includes autoloaders and entry-level, midrange and enterprise libraries. These products integrate tape drives into a system with automation technology, advanced connectivity and sophisticated management tools. Today, the preferred tape drive format for automation environments is LTO.

Our tape libraries range in size from easy-to-use desk-top units suitable for a small office to storage networking solutions that can protect the largest data center. Our SuperLoader™ 3 autoloader has one tape drive and up to 16 cartridges, whereas our large enterprise-class libraries can hold up to hundreds of drives and thousands of cartridges. Our lead midrange and enterprise libraries—the Scalar® i500TM and Scalar i2000TM, respectively—leverage a common, integrated software management approach called iLayerTM, which provides monitoring, alerts and diagnostics, thereby reducing service calls, shortening issue resolution time and reducing the time users spend managing backup. The Scalar i500 and Scalar i2000 can also be easily scaled, allowing users to expand the capacity of their libraries as their data grows. In addition, these products include connectivity options to improve backup performance and reliability in SAN environments.

Disk-Based Backup Systems

We launched one of the first open systems virtual tape library (“VTL”) products and the first VTL to provide disk-to-tape migration in open systems environments. Today, we offer a broad range of disk solutions for backup and recovery. Our newest solutions, which we began shipping in the fourth quarter of fiscal 2007, are our DXi-Series disk-based backup appliances featuring data de-duplication and replication technologies: the DXi3500 and DXi5500. Data de-duplication is an enabling technology that is fundamentally changing the economics of disk storage and data transmission. By greatly increasing effective disk capacity, data de-duplication enables users to retain backup data on fast recovery disk much longer than possible with conventional disk and significantly reduces the bandwidth needed to move data between sites. We hold a key patent in one of the most common methods of data de-duplication, known as variable-length data de-duplication.

The DXi-Series appliances use this patented data de-duplication technology to expand the amount of backup data users can retain on redundant array independent disk (“RAID”) systems by 10 to 50 times. The result is a cost-effective means for IT departments to store backup data on disk for months instead of days, providing high speed restores, increasing available data recovery points and reducing media management. For disaster recovery in distributed environments, the DXi-Series appliances also make wide area network (“WAN”) replication practical because of the greatly reduced bandwidth required with data de-duplication. DXi-Series solutions are integrated appliances that are easy to install and use with all leading backup applications. DXi-Series solutions provide leading performance and flexible, easy-to-use interface options including NAS, VTL or mixed presentations, along with Fibre Channel or iSCSI connectivity.

Our new DXi-Series appliance family provides a combination of enhanced enterprise performance and advanced functionality. In addition to data de-duplication, the core set of advanced features of the DXi-Series includes a high performance embedded file system, support for high speed data compression, asynchronous replication and built-in monitoring and diagnostic tools. Our DXi-Series products also offer an extensible foundation for future intelligent backup and archive solutions that will improve data protection for a broad range of customer environments, from remote offices to large enterprise data centers.

In addition to the DXi-Series appliances, we also provide VTL systems for midrange enterprises, our DX3000 and DX5000 products, and high-performance, highly-scalable VTLs for enterprise environments with our DX30, DX100 and Pathlight VX products. These VTLs emulate tape libraries to allow them to more easily back up and restore data than conventional disk systems without requiring users to change backup policies or procedures.

Data Management Software

Our data management software helps businesses with large-scale data needs benefit from workflow efficiencies, storage consolidation and archive management. Designed for open system computing environments, our data management software products allow multiple applications to rapidly access a single data set, increasing productivity and maximizing storage utilization. They also transparently move data based on business value, reducing storage costs while providing embedded data protection. For more than six years, organizations within rich media production and broadcast, the federal government and science and engineering have utilized our data management software to derive more value from their data while controlling costs. Many of these customers now rely on our software as a key technology.

Designed for data-intensive SAN environments, our flagship software solution is StorNext®, data management software that reduces the time and total cost of managing data for end users with large data sets and challenging distributed environments. StorNext provides high-performance shared access to data across different operating systems and storage platforms, and based on user-defined policies, it automatically copies and migrates data between different tiers of storage. The result is a scalable, high-performance data management solution that is designed to optimize the use of SAN storage while ensuring the long-term safety and recoverability of data.

Devices and Media

Our device and media products include removable disk devices as well as a broad family of tape drives and media representing all major tape technology formats including LTO, DLT, DAT/DDS and Travan. We sell performance line and value line tape drive devices to meet the varied needs of our customers.

Our GoVault drive is a removable and ruggedized disk-based backup device which combines attributes of disk and tape. GoVault utilizes a server-embedded dock with removable disk cartridges that can be stored in remote locations for data retention and disaster recovery. GoVault is designed to offer small businesses an alternative to other existing data protection technologies.

Since acquiring Certance Holdings (“Certance”) in early 2005, we have offered tape drives and media based on the LTO format, which has become the leading technology in the midrange and open systems enterprise market segment. In fiscal 2007, we launched the LTO-3 HH, a half-height drive that is a cost-effective device that balances price with increased capacity and performance. Our newest generation performance line DLT tape drive is the DLT-S4, and the latest value line DLT tape drive is the DLT-V4. DLT-S4 provides among the industry’s highest tape capacity and the lowest media cost per gigabyte (“GB”) of storage available today. DLT-V4 offers enterprise-class features with the lowest media cost per GB in its class. In addition, both DLT-S4 and DLT-V4 feature our DLTSage™ suite of intelligent data protection tools that include DLTSage WORM (Write Once, Read Many) and DLTSage Tape Security. Our DAT/DDS tape drives are intended to provide backup, recovery and archive for small businesses, while our Travan drives offer affordable data protection for workstations and entry-level servers.

We also sell a full range of storage media offerings to complement each tape drive technology and satisfy a variety of specific media requirements. Our media includes DLTtape®, LTO Ultrium™, DAT, DDS and Travan data cartridges. Our media is compatible with our drives, autoloaders and libraries as well as other industry products.

For more information about our products, please visit our website at www.quantum.com. The contents of our website are not incorporated by reference into this Form 10-K.

Global Services and Warranty

Our global services strategy is an integral component of our total customer solution. Service is typically a significant purchase factor for customers considering data management and storage solutions, and our ability to provide comprehensive service and support can provide us with a noteworthy competitive advantage. In addition, we believe that our ability to retain long-term customer relationships and secure repeat business is frequently tied directly to our service capabilities and performance.

Through the combined use of new technology and traditional service components, we believe we can most effectively meet the dynamic support needs of our customers. StorageCareTM is our comprehensive suite of services designed to best meet our customers’ requirements for product support. StorageCare services include StorageCareGuardianTM, our remote service feature; Customer Service Center, our web support capability; and Online Service Request, an enhanced online service request tool that includes access to an extensive knowledge base, allowing customers to perform basic troubleshooting themselves. We continue to provide conventional support capabilities such as technical support and on-site services.

Our extensive use of technology and innovative, built-in product intelligence allows us to scale our global services operations to meet the needs of our expanding installed base. We are currently able to provide service to customers in 180 countries, supported by 24-hour, multi-language technical support centers located in North America, Europe and Asia. We provide our customers with warranty coverage on our products. Customers with high availability requirements may also purchase additional service to extend the warranty period, obtain faster response times, or both on our tape automation and disk-based backup systems. We offer this additional support coverage at a variety of response levels up to 24-hours a day, seven-days-a-week, 365-days-a-year, for customers with stringent high-availability needs. Our services and other revenue category includes sales of hardware service contracts as well as repair, installation and professional services.

We generally warrant our products against defects for periods ranging from three to 36 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. We provide automation systems warranty service from our facilities in Colorado Springs, Colorado and Böehmenkirch, Germany. Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America customers and in Szombathely, Hungary for Europe, Middle East and Africa (“EMEA”) customers. Benchmark Electronics, Inc. (“BEI”) also provides automation systems warranty service in Redmond, Washington and Huntsville, Alabama. In addition, we utilize various other third party service providers throughout the world to perform tape drive and automation systems services for us in order to reach additional geographic areas and industries in a quality and cost-effective manner.

Research and Development

Our research and development teams have developed multiple generations of Quantum storage products, platforms and software. We continue to focus our research and development efforts on solving crucial issues in storage and data protection. These development efforts are focused on major investments in new disk-based backup devices, appliances and data protection software as well as expansion of our legacy tape drives and tape automation systems. In fiscal 2007, we developed new technology to deliver an enhanced data drive utilizing the material exchange format (MXF) format for rich media and broadcast applications as well as continued enhancements to our new disk-based storage device, the DXi-series products. Our tape device investments include new technology involving data encryption and encryption key management to meet growing data security needs.

Time and investment requirements for new product development tend to be significant in terms of hardware engineering, firmware engineering and the development of tooling for manufacturing. Wherever feasible, we work toward developing software and hardware components that can be used across multiple platforms such as our DXi Series where the hardware and software are common for all customer segments. We have developed a new common architecture that incorporates the StorNext file system with intelligent software platforms such as de-duplication software that we license to customers.

Going forward, we expect to focus on LTO technology to enhance an already solid position in this growing market. We also continue to invest in our enterprise, midrange and entry-level automation platforms resulting in innovative and differentiating technology, features and solutions. We have suspended further development in the DLT and SDLT technologies as we focus our investments in LTO technology as well as new technology for growing market segments of the data storage market. Our disk-based appliances and software development efforts target three major market segments of the data storage market that have led to a shift in the approach and techniques to data protection that are solving the need for ever-increasing data storage products:

•	Capacity Optimized Storage (COS) in two areas:

•	Capacity Optimized Virtual Tape Library (COVTL) and

•	Other Capacity Optimized Storage (OCOS);

•	Continuous Data Technologies (CDT) and

•	WideArea Data Services (WDS)

These products will include sophisticated intellectual property such as de-duplication, many to many (N-N) replication, clustered file system and other solutions. It is our strategy to expand our investment in the rapidly growing market segments that are also producing successful start-up companies. We are focusing our research and development investments in the following main areas:

Capacity Optimized Storage Market

The COS market has been growing at an exponential pace and has been the primary replacement chosen for prior tape based solutions. Within the COS market, COVTL solutions have been growing at a more rapid pace than OCOS solutions. Our research and development efforts are targeted to provide us with more solutions within these rapidly growing markets.

Continuous Data Technologies Market

The CDT market supports granular data capture, allowing administrators to create unlimited numbers of any point-in-time (“APIT”) images, which is changing the copy creation environment in enterprises. This technology addresses entire data protection landscapes including backup, recovery, replication, testing, development, archiving, migrations and disaster recovery. It is supplanting nearly all forms of snapshot or other APIT approaches because of improved efficiency and flexibility. Products integrating this technology are becoming mainstream for databases, email and companies’ mission-critical electronic information which require the highest high availability (HA) and service level agreements (SLAs).

WideArea Data Services Market

This rapidly growing market encompasses transition control protocol (TCP) optimization, data reduction for replication, email caching and a range of application protocol optimizations which complement COS products and technologies. WAD provides a true IT path to server-less, lean network-efficient branch offices, solving backup and restore problems in remote office, business office (ROBO) settings. WAD products centralize distributed infrastructure such as file and mail servers, NAS and remote office backup systems without affecting remote users. The technology enables world-wide remote file sharing and remote WAN backup and replication that meet backup windows that were previously unachievable.

Our efforts depend on the integration of multiple engineering disciplines to generate products that competitively meet or exceed market needs in a timely fashion. Our new product development is frequently stimulated by the availability of an enhanced or more cost-effective storage capacity device, the emergence of new storage protocols and evolving end user requirements as noted above. We are constantly evaluating alternative technologies that can be incorporated into our products and provide us a competitive advantage. We identify and define new products based on their ability to meet a perceived market need in a rapidly evolving field. Our sales, marketing, product development, engineering, supply chain and global services organizations all contribute to the process of identifying and implementing advances in technology.

We maintain research and development facilities in Boulder, Colorado Springs and Englewood, Colorado; Costa Mesa, Santa Maria, Irvine and San Jose, California; Burnsville, Minnesota; Richardson, Texas and Adelaide, Australia as of March 31, 2007. While we remain committed to a distributed research and development model, we anticipate executing on selected consolidation opportunities which we expect to yield benefits in both innovation and efficiency in certain product development areas.

Sales and Marketing

Our sales and marketing employees are focused exclusively on backup, recovery and archive solutions for our customers. The expertise of our sales and marketing professionals enables us to provide tailored advice and targeted solutions for our end-user customers. Furthermore, since we offer many different ways of protecting data involving disk, tape and software, our recommendations can be broad and are based on what serves the customer best. We rely on an array of channel partners to reach end user customers, which range in size from small businesses to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our sales operations are based in Redmond, Washington; San Jose and Irvine, California; Munich; Paris; Singapore and Shanghai, with regional and field offices throughout North America, Europe and Asia.

Quantum Branded Sales Channels

For Quantum-branded products, we utilize VARs, distributors and direct marketing resellers. We also maintain a reseller agreement with EMC Corporation (“EMC”), through which EMC sells Quantum-branded tape libraries to its customer base and through its own network of resellers. Additionally, we sell directly to a select number of large corporate entities and governmental agencies. We believe international markets represent an attractive growth opportunity, particularly for our branded business and continue to expand the scope of our international sales efforts by recruiting talented sales professionals and entering into additional international distributor and reseller relationships.

In January 2007, we implemented a new, integrated Quantum Alliance™ Reseller Program for the Americas. The program allows our channel partners the option to purchase products directly or through distribution and access to a more comprehensive product line. A key element of Quantum Alliance is an online sales assistance tool that simplifies the process of product selection and ordering which enables fast system selection, configuration and ordering of even the most sophisticated systems. The program is designed to provide additional benefits to our partners as they grow their business with us.

OEM Relationships

We sell our products to several OEM customers who generally resell our products under their own brand name and typically assume responsibility for product sales, end user service and support. These OEM relationships enable us to reach end users not served by our branded distribution channels or our direct sales force. They also allow us to sell to select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with numerous OEMs, including leading systems suppliers, regarding opportunities for our products. We primarily sell our entry-level products through our hardware OEMs.

Fulfillment models vary, but generally require maintaining an inventory of OEM product in third party logistics centers near the OEM’s manufacturing or distribution facility. In these relationships, we generally maintain title to products until those products leave the third party logistics location. Service support differs widely from one OEM to another. We provide support ranging from repair and replacement to 24-hour fast exchange to on-site service support for our mid-range and enterprise-class products.

Customers

Customers for our systems products, including tape automation and disk-based backup systems and data management software, include Bell Microproducts, Inc., Dell, EMC, HP, IBM and a variety of other resellers, distributors and OEMs to reach end user customers from small businesses to government agencies and large, multinational corporations. Software OEMs include Cray, Inc., HP and Grass Valley Group, Inc. Our devices and media have achieved broad market acceptance in the mid-range network server market with leading computer equipment manufacturers such as Dell, HP and Sun.

Because the leading computer equipment manufacturers have a dominant share of the computer systems market into which our products are incorporated, our sales are concentrated with several key customers. Greater emphasis on our branded business has reduced the portion of sales to our top five customers in fiscal 2007 and distributed our revenues across a larger number of customers. Our top five customers in fiscal 2007 represented 42% of revenue, compared to 49% of revenue in fiscal 2006 and 52% of revenue in fiscal 2005. Sales to Dell increased to 20% of revenue in fiscal 2007, compared to 18% of revenue in fiscal 2006 and 17% of revenue in fiscal 2005. Sales to HP decreased to 9% of revenue in fiscal 2007, compared to 18% of revenue in fiscal 2006 and 22% of revenue in fiscal 2005. These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold to our top five customers by our other OEM tape drive customers. We anticipate further expansion of our customer base through our Quantum Alliance Reseller Program and implementing similar channel programs in EMEA and Asia, which would likely distribute our product revenues across a larger number of customers.

Strategic Licensing Partners

Multiple recording tape media manufacturing companies are qualified and licensed to manufacture, use, offer for sale and sell one or more DLTtape and LTO Ultrium media products. License agreements with these companies allow them to independently sell tape media cartridges for which we receive royalty payments. These strategic license agreements expand the market for DLTtape and LTO Ultrium media products and provide customers with multiple channels for obtaining tape media cartridges.

We may enter into licensing agreements with respect to our data de-duplication technology, patents and similar intellectual property which also provides licensing revenues. In fiscal 2007, we licensed one of our patents in a cross-license agreement. In the near term we anticipate licensing to select licensing partners, then further expanding the licensing partner program based on market demand.

Competition

With the acquisition and integration of ADIC, we have significantly strengthened our position as a leading independent supplier of backup, recovery and archive solutions. However, all the markets in which we participate continue to be highly competitive, and in some cases, our competitors in one area are customers or suppliers in another. Several of our competitors have greater financial, technical, manufacturing, marketing and other resources than we do.

In the tape automation market, we primarily compete for midrange and enterprise reseller and end user business with IBM and Sun as well as HP through its OEM relationship with other tape automation suppliers. Competitors for entry-level and OEM tape automation business include BDT Products Inc. and several others that supply or manufacture similar products. In addition, disk-based backup products have emerged as a competitive alternative to tape products and solutions.

Our disk-based backup solutions compete with products sold by EMC, HP, IBM, Network Appliance, Inc. and Sun. A number of our competitors also license technology from competing start-up companies such as FalconStor Software, Inc. and Sepaton, Inc. There are also other start-up companies with which we compete directly such as Data Domain, Inc. Our StorNext software products face competition from Cray, IBM, Isilon Systems, Inc., Silicon Graphics, Inc. and Sun.

At the storage device level, our main competitors in the market for performance tape drives are HP and IBM. Both companies develop and sell their own LTO tape drives, which compete with our DLT-S and LTO offerings. Our value line tape drives, Travan, DAT/DDS and DLT-V, largely compete with those from HP and Tandberg Data. We also face competition from disk-based alternatives, including removable disk drives at the low-end of the market. Although we have our own removable disk drive in GoVault, several other companies sell removable disk drives, such as Imation Corporation, Iomega Corporation and ProStor Systems, Inc.

For a discussion of risks associated with competing technologies, see Part 1, Item 1A, Risk Factors, “We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition and operating results would be materially and adversely harmed.”

Manufacturing

We utilize contract manufacturers to produce certain of our products and manufacture others in our own facilities. We manufacture certain of our tape automation systems, all of our disk-based backup systems and complete final configuration for specified products in our Colorado Springs and Englewood, Colorado facilities. In fiscal 2007 and 2006, our manufacturing facilities also included our Costa Mesa, California location. Some of our tape automation systems and spare parts for use by our OEM customers are produced by our Penang, Malaysia facility and some by Mitsumi via a manufacturing partner relationship with Fotronics in Singapore. As a result of our acquisition of ADIC in August 2006, we acquired a tape automation system and disk-based back up manufacturing facility in Englewood, Colorado and a tape automation system manufacturing relationship with BEI in Huntsville, Alabama and Redmond, Washington.

We produce most of our tape drives and head assemblies for those drives in our Penang, Malaysia facility. Some of the head assemblies for our DLT drives are still produced by Lafe in China, and some of our drives are produced by PSEC in Japan and Indonesia and Mitsumi in the Philippines. The head assemblies for certain PSEC drives are produced in our Penang facility, while others are manufactured by Lafe in China.

Our tape media cartridges are manufactured by third parties. Although we have a small number of contract manufacturers, each manufacturer produces different products. As a result, we have a single source of supply for each product, except for some of our tape media cartridges. In addition, certain components and subassemblies included in our products are obtained from single source suppliers or a limited group of suppliers. Most of these suppliers and our contract manufacturers are located outside the U.S.

We continue to evaluate our manufacturing operations strategy for efficient, cost-effective and quality manufacturing solutions, including our U.S., Asian and European manufacturing and configuration requirements. Implementing our manufacturing operations strategy, we have started consolidating our U.S. manufacturing and final configuration activity into our Colorado Springs, Colorado facility. We also continue strategic sourcing of certain tape automation systems from BEI. In fiscal 2008, we expect to continue consolidating our in-house manufacturing within the U.S. and continue to evaluate our Asian and European manufacturing operations.

Backlog

We manufacture our products based on forecasts of customer demand. We also place inventory in strategic locations in order to enable certain key customers to obtain products on demand. Orders are generally placed by customers on an as-needed basis. Product orders are confirmed and, in most cases, shipped to customers within one week. More complex systems and product configurations often have longer lead times and may include on-site integration and customer acceptance. Since we fill the majority of our orders as they are received, we do not believe our backlog levels are a meaningful indicator of future revenues or material to an understanding of our business.

Information Technology and Infrastructure

We are focused on continuous improvement of our internal business systems and global information technology infrastructure. With our acquisitions of Certance and ADIC over the past two years, we continue to integrate and improve our key business systems to bring the consolidated company onto a single platform designed to provide more streamlined and scalable processes and support of our global functions. We collaborate with several key business partners to integrate business-to-business communication platforms into our technology infrastructure that are designed to increase the efficiency of critical transactional processes.

Technology

We develop and protect our technology and know-how, principally in the field of data storage. We presently hold 449 U.S. patents and have 151 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing computer industry technology means that our future success will also depend heavily on the technical competence and creative skills of our employees.

From time to time, third parties have asserted that the manufacture and sale of our products and services have infringed on their patents. We conduct ongoing investigations into the assertions and presently believe that either licenses are not required or that any licenses ultimately determined to be required could be obtained on commercially reasonable terms. However, we cannot provide assurance that such licenses are presently obtainable, or if later determined to be required, could be obtained on commercially reasonable terms.

We have signed a patent cross-licensing agreement with IBM and have agreed to a time-limited, mutual patent, non-assertion agreement with Maxtor covering certain technologies and patents of each party. In fiscal 2006, we entered into a patent cross license agreement with Sun where each party received a license to certain of the other party’s patents on a nonexclusive, worldwide basis. In the fourth quarter of fiscal 2007, we signed a patent cross-license agreement with Data Domain covering data de-duplication and other non-tape storage technologies. We may enter into patent cross-licensing agreements with other third parties in the future as part of our normal business activities. These agreements, when and if entered into, would enable us to use certain patents owned by these third parties and to enable these third parties to use certain patents that we own.

Environmental Compliance

We are subject to federal, state, local and international environmental laws and regulations. Compliance with these laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position.

During 2004, the European Union finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. During 2005 and 2006, member nations undertook legislation for the application of WEEE and RoHS within their borders. Most member countries have finalized their laws as of the end of 2006, and many countries that have finalized laws are just beginning to implement their processes. To comply with the WEEE directive, we are responsible for financing the collection, treatment, disposal and recycling of past and future covered products within those countries in which we operate. To comply with the RoHS directive, we identified alternatives for certain components used in our products and changed certain aspects of our product designs. Future years may bring additional implementation requirements, such as the expiration of current exemptions, and we may need to substantially alter product designs and locate alternate suppliers for critical components used in those products. We continue to evaluate the potential impact that compliance with WEEE and RoHS may have on our results of operations and financial and competitive position.

Employees

We had approximately 2,900 employees worldwide as of March 31, 2007.

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

New York Stock Exchange Certification

We submitted the certification of our Chief Executive Officer required by the New York Stock Exchange (“NYSE”) Listing Standards, Section 303A.12(a), relating to Quantum’s compliance with the NYSE Corporate Governance Listing Standards, to the NYSE on September 27, 2006 with no qualifications.

EXECUTIVE OFFICERS OF QUANTUM CORPORATION

Set forth below are the names, ages (as of June 1, 2007), positions and offices held by, and a brief account of the business experience of each executive officer of Quantum.

Name	Age	Position with Quantum
Barbara L. Barrett	58	Vice President, Human Resources
Richard E. Belluzzo	53	Chairman and Chief Executive Officer
William C. Britts	48	Executive Vice President, Sales, Marketing and Service
Stephen P. Dalton	48	Senior Vice President, Tiered Storage Systems Engineering
Jon W. Gacek	45	Executive Vice President and Chief Financial Officer
Shawn D. Hall	38	Vice President, General Counsel and Secretary

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

Mr. Britts became Executive Vice President of Sales, Marketing and Service in August 2006, upon Quantum’s acquisition of ADIC. Before joining Quantum, Mr. Britts was the Co-Executive Vice President of Products, Sales and Service at ADIC. In his 12 years at ADIC, he held numerous leadership positions, including Executive Vice President of Worldwide Sales and Marketing, Vice President of Sales and Marketing and Director of Marketing. Prior to ADIC, Mr. Britts held a number of marketing and sales positions at Raychem Corp. and its subsidiary, Elo TouchSystems.

Mr. Dalton became Senior Vice President of Engineering for Quantum’s Tiered Storage Systems in October 2006. Prior to joining Quantum, Mr. Dalton was General Manager, SAN Business Unit, of Broadcom Corporation’s enterprise storage business where he started after the acquisition of Gadzoox Networks, Inc. in which he was President and CEO. He previously served as General Manager for Americas for Force Computers, Inc. (“Force”). Prior to Force, Mr. Dalton served in the Office of the President and Vice President Development at Auspex Systems, Inc. and was the President and Chief Operating Officer of Streamlogic Corporation after an acquisition of FWB Software where he was the Vice President of Engineering.

Mr. Gacek joined Quantum as Executive Vice President and Chief Financial Officer in August 2006, upon Quantum’s acquisition of ADIC. Previously, he served as the Chief Financial Officer at ADIC from 1999 to 2006 and also led Operations during his last two years there. Prior to ADIC, Mr. Gacek was an audit partner at PricewaterhouseCoopers LLP and led the Technology Practice in the firm’s Seattle office. While at PricewaterhouseCoopers LLP, he assisted several private equity investment firms with a number of mergers, acquisitions, leveraged buyouts and other transactions. Mr. Gacek serves on the board of directors for Loud Technologies, Inc. and HouseValues, Inc.

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

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in fiscal 2007 represented 42% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to our top five customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. In fiscal 2007, sales to Dell contributed approximately 20% of our revenue. If we experience a significant decline in revenue from Dell, we could be materially and adversely affected.

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

In connection with our acquisition of ADIC, we borrowed $496.5 million under our credit facility with KeyBank, adding a significant amount of indebtedness and interest expense to our obligations. As of March 31, 2007, the total amount outstanding under the credit facility was $362.5 million. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

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

Our ability to comply with covenants contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities. In addition, we may seek to refinance certain of our indebtedness in the future. We cannot assure you that additional financing will be available on terms favorable to us, or at all.

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

We derive almost all of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a substantial majority of our revenue from these products for the foreseeable future. As a result, our future operating results depend on the continued market acceptance of products employing tape drive technology. Our tape products, including tape drives and automation systems, are increasingly challenged by products using hard disk drive technology, such as Virtual Tape Libraries (VTL), standard disk arrays and Network Attached Storage (NAS). Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If disk-based backup products gain comparable or superior market acceptance, or their costs decline far more rapidly than tape drive and media costs, the competition resulting from these products would increase as customers migrate toward them. We are working to address this risk through our own targeted investment in disk-based products and other alternative technologies, but if we are not successful in our efforts, our business, financial condition and operating results would be materially and adversely affected.

Competition has increased, and may increasingly intensify, in the tape drive and tape automation markets as a result of competitors introducing products based on new technology standards, which could materially and adversely affect our business, financial condition and results of operations.

We compete with companies that develop, manufacture, market and sell tape drive and tape automation products. The principal competitors for our tape drive products include Hewlett-Packard, IBM and Sony. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products. For instance, LTO technology, which was developed by Certance, Hewlett-Packard and IBM, targets the high-capacity data backup market and competes directly with our products based on Super DLTtape™ technology. Hewlett-Packard and IBM thus compete not only with our Super DLTtape™ products but now compete with the LTO product offerings that we acquired through our acquisition of Certance. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtape™ drives and media. Additionally, over the last two years, our DLT and Super DLTtape™ drives have lost market share to LTO based products, and we cannot provide assurance that our tape technology based products will not continue to lose market share to LTO based products in the future. These factors, and additional factors, such as the possibility of industry consolidation, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

Our tape automation products compete with product offerings of Dell, EMC IBM and Sun, which offer tape automation systems incorporating DLTtape® and Super DLTtape™ technology as well as LTO technology. Increased competition has resulted in increased price competition. If this trend continues or worsens, if competition further intensifies, or if industry consolidation occurs, our sales and gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.

From time to time we make acquisitions, such as the recent acquisition of ADIC. The failure to successfully integrate recent or future acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and expect in the future to make acquisitions, or significant investments in, complementary companies, products or technologies, such as the recent acquisition of ADIC. If we fail to successfully integrate such acquisitions, it could harm our business, financial condition and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

•	Failure to realize anticipated savings and benefits from the acquisition;

•	Difficulties in assimilating and retaining employees;

•	Potential incompatibility of business cultures;

•	Coordinating geographically separate organizations;

•	Diversion of management’s attention from ongoing business concerns;

•	Coordinating infrastructure operations in a rapid and efficient manner;

•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	Insufficient revenues to offset increased expenses associated with the acquisition;

•	Costs and delays in implementing or integrating common systems and procedures;

•	Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;

•	Impairment of existing customer, supplier and strategic relationships of either company;

•	Insufficient cash flows from operations to fund the working capital and investment requirements;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or we may incur losses from these investments;

•	Dissatisfaction or performance problems with the acquired company;

•	The assumption of risks of the acquired company that are difficult to quantify, such as litigation;

•	The cost associated with the acquisition; and

•	Assumption of unknown liabilities or other unanticipated adverse events or circumstances.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. We cannot provide assurance that we will be able to successfully integrate any business, products, technologies or personnel that we may acquire in the future, and our failure to do so could harm our business, financial condition and operating results.

Our operating results depend on new product introductions, which may not be successful, in which case our business, financial condition and operating results may be materially and adversely affected.

To compete effectively, we must continually improve existing products and introduce new ones, such as our recently introduced DXi series products, PX500-Series libraries, the DLT S-4 and GoVault and enhanced Scalar i500 and Scalar i2000 products and next generation StorNext software. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

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

If we are not successful in timely completion of our new product qualifications and then ramping sales to our key customers, our revenue and results of operations could be adversely impacted. In addition, if the quality of our products is not acceptable to our customers, this could result in customer dissatisfaction, lost revenue and increased warranty and repair costs.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to bring us back to profitability.

In the last four years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs. These steps and additional future restructurings in response to rationalization of operations following future acquisitions, strategic decisions or adverse changes in our business and industry may require us to make cash payments that, if large enough, would materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition and operating results.

Our tape media and tape royalty business generates a relatively high gross margin rate, which significantly impacts the total company gross margin rate. If we were to experience a significant decline in the tape media or tape royalty gross margin rate, our business, financial condition, and operating results would be materially and adversely affected.

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

In addition, certain products or technologies acquired or developed by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge. Certain open source software licenses, however, require users of the open source software to license to others any software that is based on, incorporates or interacts with, the open source software under the terms of the open source license. Although we endeavor to comply fully with such requirements, third parties could claim that we are required to license larger portions of our software than we believe we are required to license under open source software licenses. If such claims were successful, they could adversely impact our competitive position and financial results by providing our competitors with access to sensitive information that may help them develop competitive products. In addition, our use of open source software may harm our business and subject us to intellectual property claims, litigation or proceedings in the future because:

•	Open source license terms may be ambiguous and may subject us to unanticipated obligations regarding our products, technologies and intellectual property;

•	Open source software generally cannot be protected under trade secret law; and

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

We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end users, and to distributors such as Ingram Micro, Tech Data and others. We also have a growing relationship with EMC through which we make available our branded products that complement EMC’s product offerings. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Certain of our contracts with our distributors contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise-class libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected by any number of factors including:

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 449 United States patents and have 151 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers, and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

Some of our manufacturing, and our service repair, is outsourced to third party contract manufacturers. If we cannot obtain our products and parts from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition, and results of operations.

Some of our tape drive and tape automation products are manufactured for us by contract manufactures. We face a number of risks as a result of this outsourced manufacturing, including, among others:

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

Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which we implemented at the beginning of fiscal 2007. We are required to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness to Quantum because the expense associated with these grants typically results in future compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models used to estimate fair value were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS No. 123R. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS No. 123R to recognize the fair value of stock options as compensation expense, beginning in the first quarter of fiscal 2007, our future results of operations will be adversely impacted. See also Note 4 “Stock Incentive Plans and Share-based Compensation” to the Consolidated Financial Statements.

Our stock price could become more volatile if certain institutional investors were to increase or decrease the number of shares they own. In addition, there are other factors and events that could affect the trading prices of our common stock.

Five institutional investors own approximately 48% of our common stock. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighs buying demand and our stock price declined.

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

We may have contingent liabilities for some obligations assumed by Maxtor in connection with the disposition of the Hard Disk Drive group, including liabilities for taxes, real estate and litigation, and Maxtor’s failure to perform under these obligations could result in significant costs to us that could have a materially adverse impact on our business, financial condition, and operating results. In May 2006, Maxtor was acquired by Seagate, which assumed Maxtor’s defense and indemnification obligations.

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

If the disposition of the Hard Disk Drive group is determined not to be tax-free and the tax opinion insurance policy does not fully cover the resulting tax liability, we or our stockholders or both could incur substantial tax liability, which could materially and adversely affect our business, financial condition, and results of operations. In May 2006, Maxtor was acquired by Seagate, which assumed Maxtor’s defense and indemnification obligations.

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

In any of these circumstances, the tax payments due from us could be substantial. In order to pay the tax, we would have to either deplete our existing cash resources or borrow cash to cover our tax obligation. Our payment of a significant tax prior to payment from Maxtor under Maxtor’s indemnification obligations, or in circumstances where Maxtor has no payment obligation, could harm our business, financial condition, and operating results. In May 2006, Maxtor was acquired by Seagate, which assumed Maxtor’s defense and indemnification obligations.

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

We received comments from the Securities and Exchange Commission (“SEC”) in regard to our Form 10-K for the fiscal year ended March 31, 2006. We responded to these comments on May 11, 2007. Subsequently, we were orally informed by the SEC that we would be receiving an additional comment regarding the fiscal 2006 Form 10-K, but as of our filing date for this Form 10-K for the year ended March 31, 2007, we have not yet received the comment and do not know the nature of the comment.

ITEM 2.	Properties

Our headquarters are located in San Jose, California. We own or lease facilities in North America, Europe and Asia. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2007:

Location	Function
North America
San Jose, CA	Corporate headquarters, research and development	A
Costa Mesa, CA	Research and development, logistics, manufacturing	A
Irvine, CA	Administration, configuration, service, research and development	A
Santa Maria, CA	Research and development
Colorado Springs, CO	Operations, research and development, administration	A
Boulder, CO	Research and development	A
Englewood, CO	Research and development, service and operations
Redmond, WA	Sales, service and administrative offices
Other North America	Sales offices, research and development

Europe
Paris, France	Sales
Binder, Germany	Operations
Munich, Germany	Sales, service and administrative offices
Böehmenkirch, Germany	Service and operations
Irvine, Scotland	Logistics
Berkshire, UK	Sales, service and administrative offices
Wokingham, UK	Warehouse	A
Zurich, Switzerland	Operations and administration
Other Europe	Sales, service and administrative offices	A

Asia
Tokyo, Japan	Sales office and media procurement center
Singapore City, Singapore	Sales and distribution
Penang, Malaysia	Tape drive and heads manufacturing and customer service	B
Other Asia	Sales offices

A indicates that a facility is vacant, partially vacant, or sublet.

B indicates ownership of the facility

We believe that our existing facilities are adequate to meet our business needs through the next 12 months. However, there can be no assurance that we will be able to obtain additional space to accommodate future needs or dispose of excess space as required on reasonable terms.

ITEM 3.	Legal Proceedings

For information regarding legal proceedings, refer to Note 17 “Litigation” to the Consolidated Financial Statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “QTM”. Prior to November 15, 2006, our stock traded under the symbol “DSS”. As of June 1, 2007, the closing price of our common stock was $3.02 per share. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated.

Fiscal 2007	High	Low
First quarter ended June 30, 2006	$3.76	$2.59
Second quarter ended September 30, 2006	$2.66	$1.94
Third quarter ended December 31, 2006	$2.50	$1.98
Fourth quarter ended March 31, 2007	$2.72	$2.24

Fiscal 2006	High	Low
First quarter ended June 27, 2005	$2.96	$2.29
Second quarter ended September 26, 2005	$3.17	$2.66
Third quarter ended December 26, 2005	$3.19	$2.81
Fourth quarter ended March 31, 2006	$3.95	$3.02

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends is restricted by the covenants in our credit facility.

As of June 1, 2007, there were 1,738 Quantum stockholders of record including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2007.

On July 30, 2003, we issued an aggregate of $160 million 4.375% convertible subordinated notes due 2010 in a private placement transaction pursuant to Rule 144A under the Securities Act of 1933, as amended. Lehman Brothers, Morgan Stanley and McDonald Investments, Inc. were the initial purchasers of the notes. In connection with the transaction, we paid the initial purchasers an aggregate fee of $4 million. The notes are convertible into common stock of Quantum at any time prior to maturity of the notes at the conversion rate of 229.8851 shares per $1,000 principal amount of the notes. For further discussion of the issuance, see Note 10 “Convertible Subordinated Debt, Short-Term Debt and Long-Term Debt” to the Consolidated Financial Statements of Quantum under Item 8 of this Annual Report on Form 10-K.

ITEM 6.	Selected Financial Data

This summary of selected consolidated financial information of Quantum for fiscal 2003 to 2007 should be read along with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. On August 22, 2006, we completed the acquisition of Advanced Digital Information Corporation (“ADIC”) and on January 5, 2005, we completed the acquisition of Certance Holdings (“Certance”). On February 4, 2003, we completed the acquisition of SANlight, Inc. (“SANlight”) and on November 13, 2002, we completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”). The selected information below includes the results of operations of our acquisitions from their respective acquisition dates (refer to Note 5 “Acquisitions” to the Consolidated Financial Statements). As a result of the disposition of the network attached storage (“NAS”) business on October 28, 2002, the selected financial information below presents results of the NAS business as discontinued operations. Other items affecting the comparability of selected financial information are described below:

•

The results of continuing operations for fiscal 2007 and 2003 included $14.7 million and $7.8 million, respectively, of purchased in-process research and development in connection with the acquisitions of ADIC and SANlight, respectively.

•	The results of continuing operations for fiscal 2006 included loss on settlement charges from a legal settlement and cross license agreement of $18.6 million.

•

The results of continuing operations for fiscal 2003 included a cumulative effect of an accounting change of $94.3 million related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and $58.7 million for a write-off of goodwill related to the Storage Systems business.

(In thousands, except per-share data)	For the year ended March 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Product revenue	$902,256	$705,606	$670,194	$677,259	$684,156
Royalty revenue	113,918	128,681	123,974	131,125	186,653

Total revenue	1,016,174	834,287	794,168	808,384	870,809
Cost of revenue	721,889	601,847	558,689	556,725	603,646
Restructuring charges related to cost of revenue	900	512	—	—	—

Total cost of revenue	722,789	602,359	558,689	556,725	603,646

Gross margin	293,385	231,928	235,479	251,659	267,163
Research and development expenses	115,220	107,407	96,680	103,471	111,926
Sales and marketing, general and administrative expenses	178,711	127,367	136,813	152,668	171,720
Goodwill impairment	—	—	—	—	58,689
Restructuring charges	11,908	18,118	11,521	15,212	24,200
In-process research and development	14,700	—	—	—	7,802

Loss from operations	(27,154)	(20,964)	(9,535)	(19,692)	(107,174)
Loss from continuing operations	(64,094)	(41,479)	(3,496)	(63,715)	(132,088)
Income (loss) from discontinued operations	—	—	—	1,693	(37,909)
Cumulative effect of an accounting change	—	—	—	—	(94,298)
Net loss	$(64,094)	$(41,479)	$(3,496)	$(62,022)	$(264,295)

Basic and diluted loss per share from continuing operations	$(0.33)	$(0.23)	$(0.02)	$(0.36)	$(0.81)
Basic and diluted net loss per share	$(0.33)	$(0.23)	$(0.02)	$(0.35)	$(1.63)

	As of March 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Property and equipment, net	$50,241	$38,748	$42,716	$40,377	$59,092
Total assets	$1,125,829	$663,344	$724,614	$705,558	$921,729
Short-term debt	$25,000	$—	$—	$537	$—
Long-term debt	$497,500	$160,000	$160,000	$160,000	$287,500

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) founded in 1980, is a leading global storage company specializing in backup, recovery and archive. Combining focused expertise, customer-driven innovation, and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the New York Stock Exchange.

We earn our revenue from the sale of products, systems and services through an array of channel partners to reach end user customers, which range in size from small businesses to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and under the names of various OEM customers. We face a variety of challenges and opportunities in responding to the competitive dynamics of the technology market which is characterized by rapid change, evolving customer demands and intense competition, including competition with several companies who are also significant customers.

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

In measuring our progress toward these objectives, we focused on four areas: (1) growing our branded business to 60 percent of revenue; (2) maintaining our media royalty quarterly revenue in the high $20 million range; (3) driving growth in both disk-based backup systems and in software solutions to deliver $30 million to $40 million in quarterly revenue by the end of fiscal 2008; and (4) generating cash and repaying our debt.

We have been operating as a combined company since late August 2006, and we face many challenges, including intense competition, declining revenue in our legacy tape drive business, continued integration of ADIC and Quantum and significantly increased indebtedness and related interest expense. However, we continue to make progress towards our objectives and are looking forward to the opportunities ahead. Customers’ backup, recovery and archive challenges are complex and rapidly evolving, and the need for a category expert is essential to success. We believe that our global scale and vertical integration in tape products, along with our growing branded strength and decreasing cost structure, position us to build a strong, profitable storage solutions business and improve our results of operations. In both the disk-based backup and software areas, we recently announced new products that leverage the combined technology of both companies and represent execution on our integrated roadmap.

We also see opportunity as several key competitors struggle with the impact of industry consolidation and product transitions. This enables us to capitalize on the strength of the Quantum-ADIC combination to increase our market share in more mature segments of the data storage market and expand our position in growing segments of this market. In general we expect to execute on fewer product programs which are more focused on market segments where we believe there is both growth and expanded margin potential for our business. However, there are numerous risks to the successful execution of our business plans. For a discussion of some of the risks and uncertainties that impact our business, see “Risk Factors” in Item 1A of Part I of this Form 10-K.

In fiscal 2007, we had total net revenues of $1.02 billion. This represented a 22% increase from fiscal 2006 net revenues of $834 million, primarily due to our acquisition of ADIC. Our focus on our branded business during the year, combined with our acquisition of ADIC, is reflected in the greater proportion of branded product revenues throughout fiscal 2007, from 47% of total product revenue in the first quarter, to 52% in the second quarter, to 54% in the third quarter and 57% in the fourth quarter. Overall, revenues from branded products in fiscal 2007 comprised 53% of product revenue compared to 44% of product revenue in the prior year.

Our gross margin percentage increased 110 basis points from 27.8% in fiscal 2006 to 28.9% in fiscal 2007, primarily due to the increase in the percentage of our product sales through branded channels. Sales of branded products typically generate higher gross margins than sales to our OEM customers. Our gross margin on products sold through both branded and OEM channels increased compared to the prior year.

During fiscal 2007, our research and development efforts brought the release of the DXi series products, our first product that integrates and combines key technologies from ADIC and Quantum. The DXi series products encompass Quantum’s patented data de-duplication technology and other improved functionality to enhance our disk-based backup solutions. Other new product offerings during the fiscal year resulting from our research and development efforts included upgrades to our LTO tape platform, new releases of StorNext software, integration of DLT-S4 tape drives into our Scalar libraries and introduction of the SuperLoader 3A professional video audioloader. These efforts were completed while integrating ADIC, reducing overall research and development headcount from the prior year end and limiting research and development expenses to $115.2 million, a 7% increase over the prior year. Going forward, we expect to reduce our overall research and development spending while focusing on product development in growing markets.

Our investment in sales and marketing increased in fiscal 2007 as we integrated ADIC, expanded our sales team and further developed sales channels to support our technologically evolving product lines. General and administrative expenses increased in fiscal 2007, primarily due to additional facilities acquired with ADIC as well as share-based compensation. Our restructuring charges in fiscal 2007 were primarily related to our global integration of ADIC and strategic roadmap decisions. We also had $14.7 million of in-process research and development expense related to the ADIC acquisition. Our operating expenses rose to 31.5% of revenues in fiscal 2007 from 30.3% in fiscal 2006, primarily due to our increased sales and marketing expenditures. Included in our total operating expenses were $15.4 million of intangible amortization and $7.8 million in share-based compensation expense, a $10.0 million and $7.0 million increase from the prior year, respectively.

Interest expense increased in fiscal 2007 as we borrowed $496.5 million for our acquisition of ADIC. We made principal payments of $120.0 million on our revolving credit line in the fourth quarter of fiscal 2007 and $6.2 million in both the third and fourth quarters of fiscal 2007 on our long-term loan. Our revolving credit facility and term debt balance was $362.5 million at March 31, 2007. On April 2, 2007, we borrowed $50 million on the revolving credit line.

In fiscal 2008, we plan to continue to reduce our on-going cost structure by consolidating facilities, reducing workforce and taking other discretionary expense reduction measures. We anticipate seeing additional cost savings from measures taken in fiscal 2007 and from additional implementation of integration savings plans during fiscal 2008.

During fiscal 2007 our operating activities generated positive cash flows of approximately $63.8 million. Our focus on cash management remains a top priority and we reduced our outstanding debt with the cash generated by operations. We continue to emphasize our cash conversion cycle, the duration between the purchase of inventories and services, and the collection of the cash for the sale of our products and services. As of March 31, 2007, we had total cash, cash equivalents and marketable debt securities of approximately $95.6 million, down from the prior fiscal year ending balance of $223.3 million, primarily reflecting the $489.5 million used in investing activities, partially offset by cash provided by financing activities and cash generated from operations. In fiscal 2008, focus on cash management will continue to be a top priority in order to allow us to invest in specified strategic research and development efforts, maintain our sales and service organization and reduce our outstanding debt.

Acquisition of ADIC

On August 22, 2006 (the “Acquisition Date”), we completed our acquisition of ADIC, a publicly traded provider of storage solutions for the open systems marketplace, pursuant to the terms of the Agreement and Plan of Merger (“Merger Agreement”), dated May 2, 2006. ADIC’s results of operations are included in our Consolidated Statements of Operations and Cash Flows from the Acquisition Date. We acquired ADIC to expand our global sales force, market access and product offerings into the enterprise and data management software space.

Pursuant to the Merger Agreement, each outstanding share of ADIC common stock was converted into the right to receive either (a) $12.25 in cash or (b) a number of shares of Quantum common stock equal to the number of ADIC shares of common stock multiplied by 3.461, with ADIC stockholders given the choice to elect to receive cash, stock or a combination of the two. Substantially all stockholders elected to receive cash and we paid $545.4 million in cash, net of cash acquired. We also issued 1.9 million shares of Quantum common stock to those electing shares.

As of August 22, 2006, ADIC had approximately 2.5 million stock options outstanding. Based on the exchange ratio of 5.9756 calculated in accordance with the formula in the Merger Agreement, we assumed the outstanding options of ADIC, which are exercisable for an aggregate of 14.7 million shares of Quantum common stock. The fair value of options assumed was calculated using a Black-Scholes-Merton valuation model. See Notes 4 and 5 to the Consolidated Financial Statements for additional details.

The total purchase price was allocated to ADIC’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill related to this acquisition and the appropriate associated liability are subject to change with regard to completion of the ADIC integration plan and finalizing restructuring costs through the allocation period of up to 12 months from the acquisition date.

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

RESULTS OF OPERATIONS FOR FISCAL 2007, 2006 AND 2005

In previous years, we reported two data storage business segments: Tape Drive and Storage Systems. Beginning with the first quarter of fiscal 2007, we began reporting one business segment as a result of organizational changes. These changes include the integration of marketing, sales and research and development functions to enhance product positioning and to lower the cost platforms within our business. As a result of these integration efforts, discrete financial information for these former segments is no longer tracked below the gross margin level, and management no longer measures operating performance nor makes resource allocation decisions on a segmented basis.

RESULTS OF OPERATIONS

(In thousands)	For the year ended March 31,						Change
	2007		2006		2005		2007 vs 2006		2006 vs 2005
		% of revenue		% of revenue		% of revenue		%		%
Product revenue	$902,256	88.8%	$705,606	84.6%	$670,194	84.4%	$196,650	27.9%	$35,412	5.3%
Royalty revenue	113,918	11.2%	128,681	15.4%	123,974	15.6%	(14,763)	(11.5)%	4,707	3.8%

Total revenue	1,016,174	100.0%	834,287	100.0%	794,168	100.0%	181,887	21.8%	40,119	5.1%

Cost of revenue	721,889	71.0%	601,847	72.1%	558,689	70.3%	120,042	19.9%	43,158	7.7%
Restructuring charges related to cost of revenue	900	0.1%	512	0.1%	—	—	388	75.8%	512	100%

Total cost of revenue	722,789	71.1%	602,359	72.2%	558,689	70.3%	120,430	20.0%	43,670	7.8%

Gross margin	293,385		231,928		235,479		61,457	26.5%	(3,551)	(1.5)%
Gross margin rate	28.9%		27.8%		29.7%

Operating expenses:
Research and development	115,220	11.3%	107,407	12.9%	96,680	12.2%	7,813	7.3%	10,727	11.1%
Sales and marketing	126,840	12.5%	85,388	10.2%	87,029	11.0%	41,452	48.5%	(1,641)	(1.9)%
General and administrative	51,871	5.1%	41,979	5.0%	49,784	6.3%	9,892	23.6%	(7,805)	(15.7)%
Restructuring charges	11,908	1.2%	18,118	2.2%	11,521	1.5%	(6,210)	(34.3)%	6,597	57.3%
In-process research and development	14,700	1.4%	—	—	—	—	14,700	100.0%	—	—

	320,539	31.5%	252,892	30.3%	245,014	30.9%	67,647	26.7%	7,878	3.2%

Loss from operations	(27,154)	(2.7)%	(20,964)	(2.5)%	(9,535)	(1.2)%	(6,190)	29.5%	(11,429)	119.9%
Interest income and other, net	8,746	0.9%	11,376	1.4%	8,612	1.1%	(2,630)	(23.1)%	2,764	32.1%
Loss on litigation settlement	—	—	(20,517)	(2.5)%	—	—	20,517	100.0%	(20,517)	(100.0)%
Interest expense	(40,748)	(4.0)%	(9,976)	(1.2)%	(11,212)	(1.4)%	(30,772)	308.5%	1,236	(11.0)%

Loss before income taxes	(59,156)	(5.8)%	(40,081)	(4.8)%	(12,135)	(1.5)%	(19,075)	47.6%	(27,946)	230.3%
Income tax provision (benefit)	4,938	0.5%	1,398	0.2%	(8,639)	(1.1)%	3,540	253.2%	10,037	(116.2)%

Net loss	$(64,094)	(6.3)%	$(41,479)	(5.0)%	$(3,496)	(0.4)%	$(22,615)	54.5%	$(37,983)	N/M

Percentage columns may not add due to rounding.

Revenue

Fiscal 2007 Compared to Fiscal 2006

Our product revenue, which includes sales of our hardware and software products and services sold through both our Quantum branded and OEM channels, increased in fiscal 2007 compared to fiscal 2006. The revenue increase was primarily due to increased revenue for tape automation systems and to a lesser extent, increased revenues from disk-based backup systems and software compared to the prior year. We also had an increase in our services and other revenues which typically correlate with increases in our installed product base. Offsetting these increases in part were declines in devices and non-royalty media revenue compared to fiscal 2006.

Tape automation system sales increased in fiscal 2007 compared to fiscal 2006 largely due to our acquisition of ADIC. Our midrange tape automation line, including the Scalar i500, was one of the strongest contributors to total systems revenue in fiscal 2007, with sales to both branded and OEM customers. In addition, we had revenue increases from sales of our branded enterprise tape automation products, such as the Scalar i2000 and the PX720.

Revenues from software and disk-based backup systems increased in fiscal 2007 compared to fiscal 2006 primarily due to our acquisition of ADIC. Our StorNext software contributed to increased software revenues while our enterprise class DX-Series products and the PVX were the products primarily contributing to increased disk-based backup system revenues during fiscal 2007.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined in fiscal 2007 compared to fiscal 2006 due to the continuing retirement of older tape drives, especially our older, entry-level drives sold by OEMs. We also de-emphasized sales of non-royalty media compared to the prior year due to pricing dynamics in the market that would have resulted in lower margins on the non-royalty media products.

Tape media royalties decreased in fiscal 2007 compared to fiscal 2006 due to lower media unit sales sold through our OEM customers. Royalties related to our newer LTO products have been increasing, but at a slower rate than declines in royalties from our maturing DLT products, where we experienced a net reduction in the installed base of DLTtape drives. We expect LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as our installed base continues to decrease.

In the fourth quarter of fiscal 2007, we recorded $3.3 million in royalty revenue in connection with licensing certain of our patents related to our de-duplication technology in a cross-license agreement. We anticipate licensing to select licensing partners in the near term and expanding the licensing partner program based on market demand.

Fiscal 2006 Compared to Fiscal 2005

Product revenue increased in fiscal 2006 compared to fiscal 2005 as a result of higher product revenue from devices offset by lower systems revenue.

Systems revenue declined in fiscal 2006 compared to fiscal 2005 primarily due to decreases in average unit prices and unit sales across most product lines, particularly in the OEM channel. There was a significant decline in revenue from some of our larger OEM customers for some of our older products. This decrease was partially offset by unit sales of the SuperLoader 3 and PX500 series, our storage systems products that started shipping during the second quarter of fiscal 2006. Sales of products introduced in fiscal 2006 and late fiscal 2005 did not gain enough traction to completely offset the decline in the sales of older products.

Product revenue from devices increased in fiscal 2006 compared to fiscal 2005 primarily driven by sales of tape drives acquired through the Certance acquisition, partially offset by decreases in unit shipments across most product lines. Unit sales of the replacement products introduced in fiscal 2006 did not offset the decline in unit sales of older products, such as the VS80 and SDLT 320.

The increase in tape media royalties in fiscal 2006 compared to fiscal 2005 was substantially driven by a significant increase in the media royalty revenue associated with the Certance acquisition, partially offset by lower media unit sales sold through our licensees.

Looking Forward

We anticipate annual revenues of approximately $1.1 billion to $1.2 billion in fiscal 2008. To achieve these increased revenues, we expect our product revenues to increase and our royalty revenue to remain relatively flat. Within our product revenues, we plan to increase our branded product sales in both absolute dollars and as a percentage of product sales. We expect to increase revenues across the majority of our branded product categories; however, we are focusing on the data storage market segments with growth opportunities. Products from our software solutions and our disk-based backup systems are targeted to meet the needs of customers within these growing market segments. In addition to the products that contributed to growth of our software solutions and our disk-based backup systems in fiscal 2007, we anticipate our newer product offerings, such as the DXi-series products, will contribute to revenue increases in the coming fiscal year. Our near term goal is to achieve 60% of product revenues in branded product sales.

Gross Margin

Fiscal 2007 Compared to Fiscal 2006

The increase in gross margin percentage in fiscal 2007 compared to fiscal 2006 was largely due to the acquisition of ADIC, which helped increase the percentage of our product sales through branded channels. Revenues from branded products in fiscal 2007 comprised 53% of product revenue compared to 44% of product revenue in the prior year. Sales of branded products typically generate higher gross margins than sales to our OEM customers. Our overall gross margin percentage increased 110 basis points from 27.8% in fiscal 2006 to 28.9% in fiscal 2007 primarily due to the increase in the percentage of our product sales through branded channels.

Our gross margin on products sold through both branded and OEM channels increased compared to the same periods of the prior year. This improvement in gross margin was partially offset by increases in non-cash expenses such as amortization of intangible assets of $26.6 million as well as increased share-based compensation and amortization of service parts.

Fiscal 2006 Compared to Fiscal 2005

The decrease in gross margin percentage in fiscal 2006 compared to fiscal 2005 reflected a decline in the average unit prices for several of our products, partially offset by sales of higher margin products introduced in fiscal 2006. In particular, average unit prices of our highest volume but older products, such as the ValueLoader and SuperLoader, continued to experience price erosion, causing a deterioration of our gross margins and gross margin rates for those products. This was partially offset by an increase in tape drive sales as a result of the Certance acquisition, partially offset by lower average unit prices for most other products. Average unit prices and sales decreased for our older products, including the VS80 and SDLT 320, while sales of the higher margin products introduced in fiscal 2006 had not gained enough traction to completely offset the decline in sales of these older products. This occurrence, as well as a revenue contribution mix from media royalties to branded tape media due to more media product offerings, contributed to the decrease in the gross margin rate in fiscal 2006 as compared to the previous fiscal year.

Looking Forward

In fiscal 2008, we anticipate improved gross margins as we continue increasing the percentage of sales of our branded products as well as maintaining our efforts to limit costs. Sales of branded products typically generate higher gross margins than sales to our OEM customers. We also expect our gross margins will improve as a result of activities to align our operations infrastructure to support our strategy of focusing on market segments with growth opportunities and reduce investments in areas that have less growth and profit potential.

Research and Development Expenses

Fiscal 2007 Compared to Fiscal 2006

Research and development expenses increased during fiscal 2007 compared to fiscal 2006 primarily due to the acquisition of ADIC. Increases were also attributable to share-based compensation and amortization of intangibles. The increased expenses were partially offset by decreases from cost reduction actions, primarily reduced headcount as we integrated the ADIC acquisition and decreased expenses from product launches completed in the prior fiscal year.

Fiscal 2006 Compared to Fiscal 2005

The increase in research and development expenses in fiscal 2006 compared to fiscal 2005 primarily reflected additional headcount and expenses associated with our Certance acquisition, partially offset by cost reduction actions, including reduced headcount as we integrated Certance and, to a lesser extent, completed new product launches.

Looking Forward

We expect our research and development expenses will decrease slightly in fiscal 2008 as we align our research and development spending with our strategy of growing our business in the growing segments of the data storage solutions market. We intend to emphasize new product development in our software and our disk-based backup systems solutions. We also plan to focus on LTO technology to enhance an already solid position in this growing market and also continue to invest in our enterprise, midrange and entry-level tape automation platforms, resulting in innovative and differentiating technology, features and solutions.

Sales and Marketing Expenses

Fiscal 2007 Compared to Fiscal 2006

The increase in sales and marketing expenses during fiscal 2007 compared to fiscal 2006 was primarily due to the acquisition of ADIC. Increased salaries, benefits and commissions from increased headcount and increased sales costs, especially for our branded products, were the majority of the increase. Sales through branded channels typically have higher selling costs than sales to OEM customers. In addition, amortization of intangibles comprised $9.9 million of the increase for fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

The decrease in sales and marketing expenses in fiscal 2006 compared to fiscal 2005 reflected a reduction of demo units and the impact of cost reduction actions, including reduced headcount. This was partially offset by increased headcount from the Certance acquisition and increased spending on marketing and consulting programs.

Looking Forward

In fiscal 2008, we expect our sales and marketing expenses will increase commensurate with growth of our branded business as we maintain and expand our customer-facing sales resources.

General and Administrative Expenses

Fiscal 2007 Compared to Fiscal 2006

The increase in general and administrative expenses during fiscal 2007 compared to fiscal 2006 was primarily due to the acquisition of ADIC. Increases were largely due to additional facilities acquired with ADIC as well as share-based compensation. These increases were partially offset by decreased spending on outside services.

Fiscal 2006 Compared to Fiscal 2005

The decrease in general and administrative expenses in fiscal 2006 compared to fiscal 2005 reflected decreased spending for Sarbanes-Oxley related consulting expenses, general cost reduction actions and lower legal costs partially offset by increased headcount from the Certance acquisition.

In-Process Research and Development

During fiscal 2007, we expensed $14.7 million of in-process research and development (“IPR&D”) expense as a result of our acquisition of ADIC in August 2006. The following table summarizes the relevant factors used to determine the amount of in-process research and development (in thousands, except for percentage of completion and discount rate):

Fair value of IPR&D	$14,700
Estimated cost to complete technology at time of acquisition	$1,008
Percentage of completion at time of acquisition	92%
Discount rate	18%

IPR&D relates to projects associated with the ADIC Scalar i2000 and Scalar i500 products that had not yet reached technological feasibility as of the date of acquisition and have no alternative future use. At the time of acquisition, these projects were expected to be completed within a year. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements.

In accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), all identifiable assets acquired were analyzed to determine their fair value. The value assigned to IPR&D of $14.7 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows using a discount rate of 18% to their present value based on the percentage of completion of the IPR&D projects.

Interest Income and Other, Net

The decrease in interest income and other, net in fiscal 2007 compared to fiscal 2006 as well as the increase in fiscal 2006 compared to fiscal 2005 were mainly due to a $1.3 million payment received from a funded benefit trust and a $0.7 million refund received from the IRS for FICA withholding during fiscal 2006. Fiscal 2007 had lower interest income due to lower interest earning investments during the year than the prior year. In fiscal 2006 compared to fiscal 2005, there was also an $0.8 million increase in interest income earned from higher yielding investments.

Loss on Litigation Settlement

The loss on settlement in fiscal 2006 was due to an $18.6 million charge from the StorageTek legal settlement and cross license agreement settled in fiscal 2006 and a $1.9 million charge related to another settlement.

Interest Expense

The increase in interest expense in fiscal 2007 compared to fiscal 2006 was due to the new debt facilities entered into during the second quarter of fiscal 2007. We initially borrowed $496.5 million under these facilities. During the third and fourth quarters of fiscal 2007, we made required principal payments and in the fourth quarter of fiscal 2007 made $120.0 million in additional discretionary principal payments, bringing our revolving credit facility and term debt balance to $362.5 million at March 31, 2007. Interest expense also includes the amortization of debt issuance costs for these new debt facilities as well as the write off of unamortized debt issuance costs related to a credit facility that was terminated during the second quarter of fiscal 2007. For further information, refer to Note 10 “Convertible Subordinated Debt, Short-Term Debt and Long-Term Debt” in the Consolidated Financial Statements. The decrease in interest expense in fiscal 2006 compared to fiscal 2005 was mainly due to fewer letters of credit outstanding.

Looking Forward

We borrowed $50 million on our revolving credit facility on April 2, 2007 and anticipate various borrowings and payments on the revolving credit facility during fiscal 2008 as we plan to keep our cash to a minimum. In fiscal 2008, we anticipate our quarterly interest expense will decrease from the quarterly interest expense in the second half of fiscal 2007 as we maintain our efforts to pay down our debt balance and seek to refinance our debt at more favorable terms.

Income Taxes

Fiscal 2007 Compared to Fiscal 2006

The tax expense recorded for the fiscal year ended March 31, 2007 was $4.9 million compared to the tax expense of $1.4 million for the fiscal year ended March 31, 2006. Foreign taxes were higher in fiscal year 2007 due to increased foreign profits and withholding tax on dividend distributions.

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor, we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8.8 million. As of March 31, 2007, $6.2 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

Fiscal 2006 Compared to Fiscal 2005

The tax expense recorded for the fiscal year ended March 31, 2006 was $1.4 million compared to a tax benefit of $8.6 million recorded for the fiscal year ended March 31, 2005. During fiscal 2005, we recorded a tax benefit of $15.6 million offset by a tax expense of $3.5 million related to two discrete items. The $15.6 million tax benefit related to a reduction in the contingent tax accrual resulting from a favorable resolution of the Internal Revenue Service’s audit of our fiscal years ending March 31, 1997, 1998 and 1999. The $3.5 million tax expense related to the U.S. tax anticipated on the company’s declaration of a dividend of earnings from a foreign subsidiary.

Restructuring Charges

During fiscal 2007, management approved and began executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. In fiscal 2007, 2006 and 2005, we took steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. The restructuring charges that resulted from these cost reduction efforts relate to the outsourcing of certain manufacturing, repair and service operations and consolidation of our operations. Substantial steps have been completed as of March 31, 2007, and the associated costs have been recorded.

The following tables show the type of restructuring expense or (reversal) for fiscal 2007, 2006 and 2005 (in thousands):

	For the year ended March 31,
	2007	2006	2005
By expense type
Severance and benefits	$11,150	$15,259	$9,465
Facilities	(1,701)	2,859	1,996
Research and development programs	1,230	—	—
Inventory	900	512	—
Fixed assets and other	1,229	—	60

Total	$12,808	$18,630	$11,521

By cost reduction actions
Outsource certain manufacturing, repair and service functions	$2,561	$9,027	$2,540
Consolidate our operations	10,247	9,603	8,970
Other general expense reduction	—	—	11

Total	$12,808	$18,630	$11,521

Fiscal 2007

We recorded expenses of $11.2 million for severance and benefits associated with eliminating redundancies and streamlining operations identified in all areas of our business during the year ended March 31, 2007 resulting from our evaluation and integration of ADIC and the strategic direction of our business. Approximately 23% of our severance and benefits restructuring charges were related to outsourcing certain manufacturing, repair and service functions, the largest of which is due to closing our Scotland operation. We expect the severance and benefits restructuring charges to be paid to the impacted employees during fiscal 2008.

The $1.7 million facilities reversal resulted from our decision to use a previously vacated Colorado facility in which to consolidate our U.S. manufacturing, repair and service operations. We incurred a $1.2 million charge related to noncancellable purchase commitments related to research and development projects that were cancelled as we implemented strategic roadmap decisions. In addition to the research and development costs, we had $0.9 million of noncancellable purchase commitments for inventory related to planned future generation products that will not be produced. We also had $1.2 million in fixed asset write-offs for tooling and related CIP assets impacted by implementation of our strategic roadmap decisions.

In addition to the restructuring expenses in fiscal 2007, the net restructuring costs associated with exiting activities of pre-merger ADIC were $14.1 million, consisting primarily of severance and benefits costs for employees in a variety of functions throughout the world and, to a lesser extent, excess facilities obligations in the U.S. These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire ADIC and, accordingly, resulted in an increase to goodwill rather than an expense in fiscal 2007.

Fiscal 2006

In fiscal 2006, a total of $9.0 million in charges were recorded as severance as a result of the closing of the site in Dundalk, Ireland, and the outsourcing of repair operations in the European region. We classified $0.5 million of the charges associated with this closure as a component of cost of revenue during fiscal 2006. This closure was completed by March 31, 2007.

A charge of $6.7 million was recorded as severance as part of the continuing effort to streamline our IT, product development and marketing processes following the product platform transitions and the consolidation of the marketing function. In addition, a charge of $2.9 million was also recorded for our facility in Colorado Springs, Colorado to reflect changes in lease assumptions as a result of the completion of the sale-leaseback transaction. This facility was subsequently used for operations and reversed in fiscal 2007.

Fiscal 2005

A charge of $2.5 million was recorded primarily for severance as a result of outsourcing certain manufacturing and write-offs of fixed assets related to this plan.

A charge of $5.8 million was recorded primarily for severance benefits and severance related costs, impacting most Quantum functions and locations, particularly for research and development consolidation. In addition, $1.2 million was also recorded for separation costs related to our former Chief Operating Officer. A net charge of $2.0 million was recorded for vacant facilities in the United Kingdom; Boulder, Colorado; Colorado Springs, Colorado and San Jose, California as a result of changes to the original assumptions.

The following tables show the activity and the estimated timing of future payouts for cost reduction plans (in thousands):

	Severance and benefits	Facilities	Research and development programs	Inventory	Fixed assets and other	Total
Balance as of March 31, 2004	$2,617	$4,647	$—	$—	$—	$7,264
Restructuring costs	11,716	2,441	—	—	60	14,217
Cash payments	(8,216)	(2,879)	—	—	(60)	(11,155)
Non-cash charges and other	(210)	284	—	—	—	74
Restructuring charge reversal	(2,251)	(445)	—	—	—	(2,696)

Balance as of March 31, 2005	3,656	4,048	—	—	—	7,704
Restructuring costs	15,704	3,013	—	512		19,229
Cash payments	(8,736)	(3,895)	—	—		(12,631)
Non-cash charges and other	(151)	(21)	—	(512)		(684)
Restructuring charge reversal	(427)	(172)	—	—	—	(599)

Balance as of March 31, 2006	10,046	2,973	—	—	—	13,019
Restructuring costs	29,243	898	1,230	900	1,232	33,503
Cash payments	(23,759)	(1,378)	(292)	—	—	(25,429)
Non-cash charges and other	150	—	—	(88)	(1,232)	(1,170)
Restructuring charge reversal	(4,933)	(1,701)	—	—	—	(6,634)

Balance as of March 31, 2007	$10,747	$792	$938	$812	$—	$13,289

Estimated timing of future payouts:
Fiscal 2008	$10,747	$118	$938	$812	$—	$12,615
Fiscal 2009 to 2013	—	674	—	—	—	$674

	$10,747	$792	$938	$812	$—	$13,289

The $13.3 million restructuring accrual as of March 31, 2007 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for inventory and research and development programs. The severance and benefits charges will be paid during fiscal 2008 as will the noncancellable purchase obligations for inventory and research and development. The facilities charges relating to vacant facilities in Boulder, Colorado; and Basingstoke, United Kingdom will be paid over their respective lease terms, which continue through fiscal 2013. With the acquisition of ADIC in the second quarter of fiscal 2007, we also acquired ADIC’s vacant facilities in Englewood, Colorado and Ithaca, New York. The facilities charges related to the vacant Englewood and Ithaca facilities will be paid over their respective lease terms. The Englewood lease ended in December 2006, and the Ithaca lease continues through fiscal 2012.

In fiscal 2008, we expect to realize approximately $43.2 million of annualized cost savings from various restructuring programs that occurred in fiscal 2007. Of this $43.2 million, approximately $14.3 million of the savings is expected to reflect reduced cost of revenue and the remaining savings reflect reduced operating expenses. The anticipated savings result primarily from employee headcount reductions. However, many factors, including sales mix, reduced sales volumes or price reductions, which have impacted gross margins in the past, and the addition of, or increase in, other operating costs, may offset some or all of these anticipated savings.

Additional charges may be incurred in the future related to these restructurings, particularly if the actual costs associated with restructured activities are higher than estimated. In fiscal 2008, we plan additional implementation of integration savings plans to reduce our on going cost structure by consolidating facilities, reducing workforce and taking other discretionary expense reduction measures. Until we achieve sustained profitability, we may incur additional charges in the future related to additional cost reduction steps. Future charges that we may incur associated with future cost reduction activities are not estimable at this time.

Amortization of Intangible Assets

Amortization expense associated with intangible assets increased in fiscal 2007 compared to fiscal 2006 as a result of our acquisition of ADIC. Amortization expense associated with intangible assets in fiscal 2006 increased compared to fiscal 2005 as a result of our acquisition of Certance.

The following table details intangibles asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Increase (Decrease)
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Cost of revenue	$26,567	$16,222	$13,131	$10,345	$3,091
Research and development	999	581	1,446	418	(865)
Sales and marketing	14,217	4,290	3,773	9,927	517
General and administrative	209	585	528	(376)	57

	$41,992	$21,678	$18,878	$20,314	$2,800

We assessed the recoverability of our long-lived assets, including intangible assets with finite lives, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”), by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. As of March 31, 2007, our evaluation indicated no such impairment with respect to our acquired intangible assets.

Refer to Note 8 “Goodwill and Intangible Assets” to the Consolidated Financial Statements for further information.

Share-Based Compensation

We adopted SFAS No. 123R, (revised 2004) Share-Based Payment (“SFAS No. 123R”) in the first quarter of fiscal 2007 under the modified prospective method. SFAS No. 123R requires us to expense share-based compensation. Prior to the adoption of SFAS No. 123R, we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, share-based compensation for the years ended March 31, 2006 and 2005 related only to the issuance of restricted stock awards since they were issued at a discount. Share-based compensation recorded for fiscal 2007, 2006 and 2005 was $9.0 million, $0.9 million and $1.4 million, respectively.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to options and restricted stock awards and units granted under our plans and rights to acquire stock under the our purchase plan (in thousands):

For the year ended March 31, 2007
Share-based compensation expense included in operations:
Cost of revenue	$1,191
Research and development	2,544
Sales and marketing	1,965
General and administrative	3,272

Total share-based compensation expense	$8,972

The total share-based compensation cost capitalized as part of inventory as of March 31, 2007 was not material. The total share-based compensation cost that would have been capitalized as part of inventory as of March 31, 2006 and 2005 would also not have been material, if we had applied the provisions of SFAS No. 123R. During fiscal 2007, no tax benefit was realized for the tax deduction from option exercises and other awards due to our net operating losses and tax benefit carryforwards.

As of March 31, 2007, there was $7.1 million of total unrecognized compensation costs related to stock options granted under our various share-based plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years. Total intrinsic value of options exercised for the year ended March 31, 2007, 2006 and 2005 was $4.1 million, $1.7 million and $0.3 million, respectively. We settle stock option exercises with newly issued common shares.

As of March 31, 2007, there was $3.3 million of total unrecognized compensation costs related to nonvested restricted stock granted under our various share-based plans. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 2.4 years. Total fair value of awards vested during the year ended March 31, 2007, 2006 and 2005 was $0.9 million, $1.3 million and $0.2 million, respectively. We issue new common shares upon vesting of restricted stock units.

For more information regarding Share-Based Compensation, refer to Note 4 “Stock Incentive Plans and Share-Based Compensation” to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Recent Accounting Pronouncements in Note 3 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,
(In thousands, except DSO and Inventory turns)	2007	2006	2005
Cash and cash equivalents	$60,581	$123,298	$225,136
Short-term investments	35,000	99,975	25,000

Total cash, cash equivalents and short-term investments	$95,581	$223,273	$250,136

Days sales outstanding (DSO)	58.7	52.7	53.2
Inventory turns	7.6	7.7	9.7

Net cash provided by operating activities	$63,809	$3,419	$26,260
Net cash used in investing activities	$(489,504)	$(115,038)	$(19,548)
Net cash provided by financing activities	$362,978	$9,781	$3,817

Fiscal 2007

The difference between reported net loss and cash provided by operating activities was primarily due to non-cash items such as depreciation and amortization, in-process research and development and share-based compensation related to stock incentive plans. The cash used to fund operations during the period was primarily due to an increase in service parts for maintenance and payments on accrued restructuring. This was more than offset by a decrease in accounts receivable and inventories. Service parts for maintenance increased in order to support our growing installed base and meet the Restriction of Hazardous Substances (“RoHS”) compliance requirements in Europe. The cash outflow related to accrued restructuring was primarily due to severance payments made during the year related to restructuring obligations related to our acquisition of ADIC. Accounts receivable decreased primarily due to strong collections in the current year. Inventories decreased as a result of ongoing inventory reduction efforts and reduced inventory levels of certain end of life products. These decreased inventory levels also resulted in a decrease in accounts payable.

Cash used in investing activities during the year ended March 31, 2007 reflects $545.4 million of cash paid, net of cash acquired, for our acquisition of ADIC. Proceeds from the sale of short-term investments of $781.8 million were largely offset by purchases of short-term investments of $714.8 million. Additionally, we purchased $17.2 million of property and equipment and received $6.0 million in proceeds from the sale of our Ireland facility.

Cash provided by financing activities during the year ended March 31, 2007 was primarily related to borrowings of $496.5 million on new credit facilities, less loan fees of $9.8 million. Additionally, we received $10.3 million in net proceeds from the issuance of common stock. These cash proceeds were partially offset by debt repayments of $134.0 million.

Fiscal 2006

Cash provided by operating activities reflected changes in working capital that provided more cash than was used by the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes and compensation related to stock incentive plans. The cash that was provided by working capital during the year ended March 31, 2006 was primarily due to a decrease in accounts receivable primarily due to lower revenues in the fourth quarter of the fiscal year and improved DSOs, a decrease in other assets and liabilities primarily due to a receipt of various tax refunds, and an increase in accrued restructuring charges. These changes were partially offset by other working capital usages primarily due to a decrease in accounts payable and a decrease in warranty reserves due to a lower installed based and improved product quality. The cash that was used by the loss from operations, adjusted for non-cash items, included $20 million used to pay for the StorageTek legal settlement and cross license.

Cash used in investing activities during the year ended March 31, 2006 was primarily due to net purchases of short-term investments, purchases of property and equipment and approximately $20 million in payments made in relation to the Certance acquisition.

Cash provided by financing activities during the year ended March 31, 2006 related to net proceeds from the exercise of employee stock options and activity related to the employee stock purchase plan, partially offset by payments of short-term debt.

Fiscal 2005

Cash provided by operating activities reflected cash provided from the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes and compensation related to stock incentive plans, partially offset by cash used for working capital changes. The cash that was provided by the loss from operations, adjusted for non-cash items, was $40.4 million. This was partially offset by working capital cash usage due to a decrease in income taxes payable due to a release of IRS related deferred taxes, a decrease in warranty reserves due to a decrease in the installed base, a decrease in other liabilities and accounts payable reflecting the impact of lower levels of operating expenses, partially offset by a decrease in accounts receivable.

Cash used in investing activities during the year ended March 31, 2005 was primarily due to the payments made in relation to the Certance acquisition and purchases of property and equipment, partially offset by net sales of short-term investments, proceeds from sale of a Malaysian facility, and proceeds from sale of an equity investment.

Cash provided by the financing activities of operations in the year ended March 31, 2005 related to proceeds from the exercise of employee stock options and activity related to the employee stock purchase plan, partially offset by principal payments on short-term debt.

Acquisition

On August 22, 2006, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 2, 2006, we completed our acquisition of ADIC. Pursuant to the Merger Agreement, each outstanding share of ADIC common stock was converted into the right to receive, at the election of the stockholder, either (a) $12.25 in cash or (b) a number of shares of Quantum common stock equal to the number of ADIC shares of common stock multiplied by 3.461. Substantially all stockholders elected to receive cash, and we paid $545.4 million in cash, net of cash acquired. We also issued 1.9 million shares of Quantum common stock to those electing shares. The cash portion of the merger consideration was funded in part from borrowings under the loans described in the “Long-Term Debt” section below.

Capital Resources and Financial Condition

Although we have been unprofitable in recent fiscal years, we have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue, reducing costs, and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, contractual obligations, and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue around current levels, to maintain or improve gross margins and to reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by restrictions of available cash associated with our credit facility and our existing letters of credit.

Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources. As of March 31, 2007, we had credit available on our credit facility, described further in the “Long-Term Debt” section below.

Generation of positive cash flow from operating activities has historically been an important source of our cash to fund operating needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset the negative impact of increased competition in our market segments. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive, and industry conditions, as well as various legal and other disputes, may prevent us from achieving these required financial objectives. Any inability to achieve consistent and sustainable net income and cash flow profiles could result in:

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

Any lack of renewal, or waiver or amendment, if needed, could result in the credit line and term loans becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our secured senior credit facility, this would mean $362.5 million is immediately payable.

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

Long-Term Debt

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100 million revolving credit line and a $50 million synthetic lease that contained the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity to March 2006 and adjust several covenant requirements. In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect an acquisition. The revolving credit line was amended to increase it from $100 million to $145 million and to adjust covenant requirements. In October 2005, we amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels and adjust the fee structure. In February 2006, we terminated the $50 million synthetic lease. In August 2006, the revolving credit line was terminated and replaced by the borrowings described below, and we wrote off $0.7 million of unamortized loan fees.

In August 2006, we entered into a secured senior credit facility with a group of lenders providing a $150 million revolving credit line and a $225 million term loan. We also entered into a secured $125 million second lien term loan. On August 22, 2006, we borrowed $445 million, which consisted of $225 million under the term loan, $125 million under the second lien term loan and $95 million borrowed on the revolving credit line,. On August 28, 2006, we borrowed an additional $51.5 million on the revolving credit line. We incurred loan fees of $9.8 million which are included in other long-term assets on the Consolidated Balance Sheets and are being amortized to interest expense over the respective loan terms. On November 27, 2006, we amended the credit facility to adjust covenant levels, adjust prepayment dates and increase the margin on the second lien term loan.

The $225 million term loan matures on August 22, 2012, but is subject to accelerated maturity on April 2, 2010, if we do not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to January 1, 2010. Interest accrues on the term loan at either, at our option, a prime rate plus a margin of 2.15%, or LIBOR plus a margin of 4.00%. Interest is payable quarterly. As of March 31, 2007, the interest rates on the term loan were 9.35% on $87.5 million and $9.32% on the remaining $125 million outstanding. Beginning on December 31, 2006, principal payments on the term loan in an amount equal to $6.25 million are payable quarterly, and after September 30, 2008 principal payments in an amount equal to $0.6 million are payable quarterly with a final payment of all outstanding principal and interest to be paid at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made within one year of closing. As of March 31, 2007, the outstanding balance on the term loan was $212.5 million.

The $125 million second lien term loan matures on August 22, 2013, but is subject to accelerated maturity on May 2, 2010, if we do not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to February 1, 2010. Interest accrues on the second lien term loan at either, at our option, a prime rate plus a margin of 6.75%, or LIBOR plus a margin of 8.25%. As of March 31, 2007, the interest rate on the second lien term loan was 13.60%. Interest on the second lien term loan is payable quarterly. All outstanding principal on the second lien term loan is payable at maturity. On November 27, 2006 we amended the second lien term loan to prohibit prepayment of amounts outstanding until August 22, 2008 and adjusted the prepayment penalties for the periods after that date. As of March 31, 2007, $125 million was outstanding on the second lien term loan.

The revolving credit facility matures on August 22, 2009. Interest accrues on each drawdown of the revolving credit facility at either, at our option, a prime rate plus a margin ranging from 0.0% to 0.80%, depending on our senior leverage ratio, or LIBOR plus a margin ranging from 1.75% to 3.00%, depending on our senior leverage ratio. Interest is payable quarterly.

Amounts not borrowed on the revolving credit facility are subject to an annual unused line fee of between 0.30% and 0.75% on the unused portion of the credit facility. As of March 31, 2007, the interest rate on the revolving credit facility was 8.36% on the borrowed portion. The facility for the revolving loans may be terminated by us at any time without premium or penalty. As of March 31, 2007, $25 million was outstanding on the revolving credit facility. On April 2, 2007, we borrowed an additional $50 million on the revolving credit line at an interest rate of 9.05%.

During fiscal 2007, we made principal payments of $12.5 million on the term loan as required by the agreement. We also made principal payments on the revolving credit line of $121.5 million during fiscal 2007 of which $95 million repaid the amount borrowed on August 22, 2006 and $26.5 million reduced the amount borrowed on August 28, 2006. As of March 31, 2007, the total outstanding borrowed was $362.5 million and $2.3 million was committed to standby letters of credit.

The revolving credit facility, term loan and second lien term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loans including a limitation on issuing dividends. As of March 31, 2007, we were in compliance with all of the covenants.

As of March 31, 2007 and continuing into the first quarter of fiscal 2008 the debt markets have been quite active. We expect this will provide opportunities to refinance our debt at better terms and improved covenants.

Interest Rate Collar

We are obligated under the terms of our credit facility to enter into a hedge agreement or other interest rate management arrangement that provides for not less than 25% of the indebtedness outstanding under our term loans to be subject to a fixed rate of interest over a term of two years. To meet this objective, we entered into an interest rate no cost collar transaction with a financial institution, effective November 15, 2006, that resulted in fixing the interest rate on $87.5 million of our variable rate term loans between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. As of March 31, 2007, the three month LIBOR rate was within the floor and cap.

During fiscal 2007, this transaction did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). We recorded the change in fair market value in other long-term assets in the Consolidated Balance Sheets and in interest income and other, net in the Consolidated Statements of Operations. As of March 31, 2007, the market value of the interest rate collar was $94,000. We do not engage in hedging activity for speculative or trading purposes.

Off Balance Sheet Arrangements—Synthetic Lease Commitment

Prior to February 2006, we had a five-year synthetic lease agreement with a group of financial institutions (collectively, the “lessor”) for a campus facility in Colorado Springs, Colorado, comprised of three buildings, which would have expired in December 2007. The lease for the three buildings was accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

In February 2006, we terminated our synthetic lease agreement with the lessor and completed a sale–leaseback transaction for this facility. We sold the facility for $54.3 million and the total gain on this asset was approximately $3.2 million, of which $255,000 and $42,000 was recorded during fiscal 2007 and 2006, respectively. The remaining gain was deferred and is being recognized over the term of our lease. In connection with this sale, we leased the facility from the purchaser pursuant to three leases with initial terms of five, seven and 15 years, respectively. The Contractual Obligations schedule below includes $51.5 million remaining lease obligation for the aggregate base monthly rent for this facility. We expect to receive approximately $2.2 million under noncancellable subleases for portions of this facility through fiscal 2010.

Commitments

The table below summarizes our contractual obligations as of March 31, 2007 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	More than 3 – 5 years	More than 5 years	Total
Convertible subordinated debt	$7,000	$14,000	$163,500	$—	$184,500
Long-term debt, including current portion	70,209	177,934	86,591	321,816	656,550
Purchase obligations	53,387	—	—	—	53,387
Operating leases	17,593	26,470	19,178	33,742	96,983

Total contractual cash obligations	$148,189	$218,404	$269,269	$355,558	$991,420

The contractual commitments include $268.6 million in interest payments on our various debt obligations based on current interest rates. Due to the nature of our agreements, the interest rate can vary over the terms of the loans. In addition to the contractual obligations as of March 31, 2007 as shown above, we borrowed $50 million on our revolving credit line on April 2, 2007 with an interest rate of 9.05%. We also have contractual subleases of $4.1 million which are not shown in the above table.

As of March 31, 2007, we had commitments to provide an additional $1.5 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made as capital calls are received, thus we cannot estimate when those payments will be made and have not included these amounts in the above table.

Stock Repurchases

As of March 31, 2007, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the fiscal year ended March 31, 2007. Our ability to repurchase common stock is restricted under our credit facilities.

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

Revenue Recognition

Revenue from sales of hardware products to distributors, VARs, OEMs and end-users is recognized when the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition, have been met: when passage of title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance, which typically occurs after delivery and installation are completed.

In the period when the revenue is recognized, allowances are provided for estimated future price adjustments, such as volume rebates, price protection and future product returns. These allowances are based on the customers’ master agreements, programs in existence at the time the revenue is recognized, historical information, contractual limits and plans regarding price adjustments and product returns. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers. If we were unable to reliably estimate the amount of future price adjustments and product returns in any specific reporting period, then we would be required to defer recognition of the revenue until the right to future price adjustments and product returns lapsed and we were no longer under any obligation to reduce the price or accept the return of the product.

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

Revenue equal to the separately stated price of extended warranty and product service contracts for our hardware products is initially deferred and recognized as revenue ratably over the contract period in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. For other arrangements, when elements such as hardware and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. Undelivered elements typically include installation and services. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered. Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), have been met. These criteria include persuasive evidence of an arrangement, delivery of the software, a fixed and determinable fee, probable collection and vendor-specific objective evidence of fair value for undelivered elements. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. We recognize revenue from software sales upon delivery provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining, the price is fixed and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance, which typically occurs after delivery and installation are completed. Revenue from postcontract customer support agreements, which entitle customers to both support and upgrades during the term of the agreement, when-and-if available, is recognized ratably over the life of the agreement. EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), affirms that the revenue recognition guidance in SOP 97-2 also applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We do not currently have any non-software deliverables for which software is essential to the functionality.

Share-Based Compensation

In the first quarter of fiscal 2007, we adopted SFAS No. 123R using the modified prospective method, and therefore were not required to restate prior periods’ results. Under this method, for all awards subject to service vesting conditions that are expected to vest, we recognize compensation expense (a) for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) for all equity incentive awards granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize the fair value of stock options on a ratable basis over the requisite service periods, which are generally vesting periods.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R. The Black-Scholes-Merton model requires the use of input assumptions, including expected life, expected volatility, expected dividend rate and expected risk-free rate of return. We estimate expected life of the award based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. We estimate the volatility of our common stock based on the historical volatility over the most recent period corresponding with the estimated expected life of the award. Higher volatility and expected lives result in a proportional increase to share-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value. Although the fair value of our share-based awards is determined in accordance with SFAS No. 123R, the Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions and other reasonable assumptions could provide differing results.

Under the provisions of SFAS 123R, the fair value of share-based grants with a market vesting condition must be modeled and valued with a path-dependent valuation technique. We valued certain restricted stock with both market and service vesting conditions that was granted in fiscal 2007 utilizing a Monte Carlo simulation model, and the stock price was simulated using Geometric Brownian Motion, a widely accepted model of stock price behavior used in option pricing models. The primary assumptions used in the valuation models to value our restricted stock with market and service vesting conditions include the time frame of the simulation the volatility rate, the risk-free interest rate and dividend yield. The time frame assumption is based on the grant specifications. We estimate the volatility of our common stock based on the historical volatility over the most recent period corresponding with the time frame assumption. We estimate the risk-free interest rate based on the zero coupon treasury constant maturity rate corresponding with the time frame assumption. Dividend rates are based on our historical experience. The fair value of this restricted stock with market and service vesting conditions is recognized ratably over the three and four years corresponding with the derived requisite service periods for these restricted shares.

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

Warranty Expense and Liability

We generally warrant our products against defects for 3 to 36 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide automation systems warranty service from our facilities in Colorado Springs, Colorado and Böehmenkirch, Germany. Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives and in Szombathely, Hungary for EMEA tape drives. Benchmark Electronics, Inc. (“BEI”) provides automation systems warranty service in Redmond, Washington and Huntsville, Alabama. In addition, we employ various other third party service providers throughout the world that perform tape drive and automation systems services for us.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ. We use a model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our new products mature and we continue to experience improved quality on our existing products, we are able to improve our estimates with respect to these products. It is reasonably likely that assumptions will be updated for failure rates and, therefore, warranty expense liability in the future.

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

Inventory Valuation

Our inventory is stated at the lower of cost or market, with cost computed on a first-in, first-out basis (“FIFO”). Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include decline in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Service Parts for Maintenance

We value our service parts for maintenance at amortized cost less adjustments for excess or obsolete parts, if any. We carry service parts because we generally provide product warranty for 3 to 36 months and earn revenue by providing enhanced warranty and repair service outside this warranty period. Service parts consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Cost includes direct material, direct labor, overhead and other direct costs. Estimates of excess and obsolete parts involve significant estimates and judgments about the future, including the estimated amount of component parts expected to be consumed in the future warranty and out of warranty service and the estimated number of parts required to meet future customer needs. Amortization of the aggregate service parts is computed on a straight-line basis over the estimated useful life of eight years. Should the technology or our customers’ service needs change and cause an increase or decrease in the estimated useful lives of such service parts, an adjustment to expense would be recorded.

During the second quarter of fiscal 2007, we changed our accounting estimate related to the valuation of service parts for maintenance. Previously, we amortized the value of our finished goods service parts over a five year period and evaluated the difference between cost and market value for our component service parts on a quarterly basis, recording write-downs if the cost exceeded estimated market value. Beginning in the second quarter of fiscal 2007, we are amortizing all of our service parts for maintenance on a straight-line basis over a total life of eight years and will record additional write-downs when excess and obsolete parts not covered by the amortization are identified. This change in estimate reflects our usage of service parts, which are used to support our products during their life cycles as well as generally five years after a product reaches end of life. In addition to this change in estimate, we have also reclassified service parts for maintenance from current assets to long-term assets to reflect the expected life of these assets. During the year ended March 31, 2007, we estimate both our cost of revenue and net loss were higher by $5.5 million compared to what would have been recorded using previous estimates. Our net loss increased $0.03 per share for the year ended March 31, 2007 using the changed estimate.

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. Intangible assets are amortized over the estimated useful lives, which generally range from one to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. In applying SFAS No. 142, we review our goodwill annually for impairment in the fourth fiscal quarter, or more frequently when indicators of impairment are present.

Restructuring Charges

In recent periods and over the past several years, we recorded significant restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges, asset write-offs and other costs of exiting activities or geographies.

The charges for severance and exit costs require the use of estimates, primarily related to the number of employees paid severance, the amount of severance and related benefits to be paid primarily based on years of service or statutory requirements and the cost of exiting facilities. Facilities exit costs typically require estimates and assumptions related to future maintenance costs, our ability to secure a sub-tenant, if applicable, and any sublease income to be received in the future.

We account for severance and other postemployment benefits resulting from involuntary terminations in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”) because we maintain a benefit plan with defined termination benefits from which payment amounts are reasonably estimable. Under SFAS No. 112, we record a severance liability at the time management commits to a plan with sufficient detail to reasonably estimate benefits.

We account for facilities and all other restructuring charges not subject to SFAS No. 112 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes fair value as the objective for initial measurement of the liability. Any employee benefit arrangements not subject to SFAS No. 112 that require future service beyond a minimum retention period are recognized over the future service period. Restructuring charges we have incurred under SFAS No. 146 in recent years include facilities charges, noncancellable purchase commitments related to cost of revenue and noncancellable purchase commitments for operating activities as well as fixed asset write-offs.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

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

We believe that, based on current applicable tax laws, we have provided adequate amounts and recorded liabilities for probable and estimable tax adjustments that may be proposed by various taxing authorities in the U.S. and foreign jurisdictions. These estimated liabilities are recorded on a quarterly basis and estimates are revised based upon new information that was not available at the time of prior estimates. Our estimates have in the past been subject to change and we expect that some of our estimates will be subject to change in the future. While our estimated liabilities are recorded based upon existing tax laws, events may occur in the future that indicate payments of these amounts will be less than estimated, in which event, reversals of these liabilities would create tax benefits that we would recognize in the periods when we determine that the liabilities have been reduced. Conversely, events may occur in the future that indicate that payments of these amounts will be greater than estimated, in which event we would record tax charges and additional liabilities. For example, we may in the future, decide to negotiate with tax authorities regarding our tax liability in a particular jurisdiction, which could result in a different outcome than our estimated liability. In addition, the regulatory audit statute of limitations for a particular jurisdiction may expire without us becoming subject to an audit by that jurisdiction or an audit may occur but result in a smaller tax liability than we had estimated, and we would no longer be required to incur any or all of the liability for that audit, as the case may be.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents and short-term investments and interest expense on short-term and long-term borrowings.

Our cash equivalents and short-term investments consist primarily of money market funds and auction rate securities, respectively, during the fiscal years ended March 31, 2007 and 2006. The main objective of these investments is safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.6 million and $1.2 million decrease in interest income in fiscal 2007 and 2006, respectively.

As of March 31, 2007, our senior credit facilities were comprised of a $150 million revolving credit facility expiring in August 2009, a $225 million term loan expiring in August 2012 and a second lien term loan of $125 million expiring in August 2013. Borrowings under the revolving credit facility and term loans bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a senior leverage ratio as defined in the credit agreement. A hypothetical 100 basis point increase in interest rates would have resulted in an approximately $3.1 million increase in interest expense in the year ended March 31, 2007, and we had no material outstanding variable rate debt during the year ended March 31, 2006. As of March 31, 2006, our senior credit facilities were comprised of a $145 million revolving credit facility from which we did not have any debt outstanding.

As of March 31, 2007 and March 31, 2006, our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 10 “Convertible Subordinated Debt, Short-Term Debt and Long-Term Debt” to the Consolidated Financial Statements).

We are obligated under the terms of our credit facility to enter into a hedge agreement or other interest rate management arrangement that provides for not less than 25% of the indebtedness outstanding under our term loans to be subject to a fixed rate of interest over a term of two years. To meet this objective, we entered into an interest rate no cost collar transaction with a financial institution, effective November 15, 2006, that resulted in fixing the interest rate on $87.5 million of our variable rate term loans between a three month LIBOR floor of 4.64% and a cap of 5.49% through December 2008. During fiscal 2007, this transaction did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133. As of March 31, 2007, the three month LIBOR rate was within the floor and cap; therefore there was no impact to our interest expense from this interest rate collar. We did not enter into derivative transactions related to our cash equivalents or short-term investments nor for our existing or anticipated liabilities during the year ended March 31, 2006. We do not engage in hedging activity for speculative or trading purposes.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. During the fiscal years ended March 31, 2007 and 2006, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations because we believed that we had a natural hedge through our worldwide operating structure. We do not anticipate any material effect on our consolidated financial position utilizing our current hedging strategy.

ITEM 8.	Financial Statements and Supplementary Data

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	For the year ended March 31,
	2007	2006	2005
Product revenue	$902,256	$705,606	$670,194
Royalty revenue	113,918	128,681	123,974

Total revenue	1,016,174	834,287	794,168

Cost of revenue	721,889	601,847	558,689
Restructuring charges related to cost of revenue	900	512	—

Total cost of revenue	722,789	602,359	558,689

Gross margin	293,385	231,928	235,479

Operating expenses:
Research and development	115,220	107,407	96,680
Sales and marketing	126,840	85,388	87,029
General and administrative	51,871	41,979	49,784
Restructuring charges	11,908	18,118	11,521
In-process research and development	14,700	—	—

	320,539	252,892	245,014

Loss from operations	(27,154)	(20,964)	(9,535)
Interest income and other, net	8,746	11,376	8,612
Loss on litigation settlement	—	(20,517)	—
Interest expense	(40,748)	(9,976)	(11,212)

Loss before income taxes	(59,156)	(40,081)	(12,135)
Income tax provision (benefit)	4,938	1,398	(8,639)

Net loss	$(64,094)	$(41,479)	$(3,496)

Basic and diluted net loss per share	$(0.33)	$(0.23)	$(0.02)

Basic and diluted weighted-average common and common equivalent shares	192,236	184,063	181,111

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2007	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$60,581	$123,298
Short-term investments	35,000	99,975
Accounts receivable, net of allowance for doubtful accounts of $6,431 and $7,843	149,435	114,020
Inventories	91,153	88,963
Deferred income taxes	17,137	7,422
Other current assets	33,155	30,869

Total current assets	386,461	464,547
Long-term assets:
Property and equipment, less accumulated depreciation	50,241	38,748
Service parts for maintenance, less accumulated amortization	82,361	57,316
Purchased technology, less accumulated amortization	106,524	41,237
Other intangible assets, less accumulated amortization	92,077	8,572
Goodwill	390,032	47,178
Other long-term assets	18,133	5,746

Total long-term assets	739,368	198,797

	$1,125,829	$663,344

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98,757	$67,306
Accrued warranty	30,669	32,422
Accrued compensation	32,814	24,903
Income taxes payable	15,490	8,627
Deferred revenue, current	57,617	22,107
Current portion of long-term debt	25,000	—
Accrued restructuring charges	13,289	13,019
Other accrued liabilities	55,814	46,825

Total current liabilities	329,450	215,209
Long-term liabilities:
Deferred income taxes	16,751	6,995
Long-term debt	337,500	—
Convertible subordinated debt	160,000	160,000
Deferred revenue, long-term	27,634	—
Other long-term liabilities	53	69

Total long-term liabilities	541,938	167,064
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Preferred stock, 20,000,000 shares authorized; no shares issued as of March 31, 2007 and March 31, 2006	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 197,816,871 and 188,840,566 shares issued and outstanding as of March 31, 2007 and 2006, respectively	1,978	1,889
Capital in excess of par value	306,409	272,690
Retained earnings (deficit)	(60,472)	3,622
Accumulated other comprehensive income	6,526	2,870

Stockholders’ equity	254,441	281,071

	$1,125,829	$663,344

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(64,094)	$(41,479)	$(3,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29,416	20,759	22,195
Amortization	55,784	22,665	20,270
In-process research and development	14,700	—	—
Gain on Ireland facility closure	(476)	—	—
Deferred income taxes	1,006	(40)	2
Share-based compensation	8,972	901	1,423
Fixed assets written off in restructuring	1,229	—	—
Common stock received for license fee	(3,319)	—	—
Changes in assets and liabilities, net effects of acquisition:
Accounts receivable	47,667	14,607	18,291
Inventories	26,430	(21,872)	1,152
Service parts for maintenance	(19,767)	(2,100)	(2,849)
Accounts payable	(4,914)	(14,141)	(1,520)
Accrued warranty	(8,698)	(5,316)	(5,044)
Accrued compensation	(6,742)	(3,165)	(7,666)
Income taxes payable	1,305	(1,374)	(9,264)
Deferred revenue	8,425	1,618	2,958
Accrued restructuring charges	(13,515)	5,315	(779)
Other assets and liabilities	(9,600)	27,041	(9,413)

Net cash provided by operating activities	63,809	3,419	26,260

Cash flows from investing activities:
Purchases of short-term investments	(714,758)	(1,748,925)	(2,958,185)
Proceeds from sale of short-term investments	781,834	1,673,950	2,983,985
Purchases of property and equipment	(17,195)	(20,024)	(19,792)
Proceeds from sale of facility	6,000	—	5,137
Proceeds from sale of equity investment	—	—	5,138
Payments made in connection with business acquisitions, net of cash acquired	(545,385)	(20,039)	(35,831)

Net cash used in investing activities	(489,504)	(115,038)	(19,548)

Cash flows from financing activities:
Borrowings of long-term debt, net	486,683	—	—
Principal payments on debt	(134,000)	(1,488)	(2,048)
Proceeds from issuance of common stock, net	10,295	11,269	5,865

Net cash provided by financing activities	362,978	9,781	3,817

Net increase (decrease) in cash and cash equivalents	(62,717)	(101,838)	10,529
Cash and cash equivalents at beginning of period	123,298	225,136	214,607

Cash and cash equivalents at end of period	$60,581	$123,298	$225,136

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$34,962	$10,732	$10,820

Income taxes, net of refunds	$2,515	$(1,663)	$1,390

Notes payable issued in respect of M4 Data (Holdings) Ltd. acquisition	$—	$—	$1,511

Deferred gain on sale-leaseback	$—	$3,140	$—

Fair value of stock and options issued in connection with business acquisitions	$14,541	$—	$—

Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee stock options	$213	$351	$16

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances as of March 31, 2004	180,317	$1,804	$253,317	$48,597	$2,831	$306,549
Comprehensive loss:
Net loss	—	—	—	(3,496)	—	(3,496)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	342	342
Comprehensive loss						(3,154)
Shares issued under employee stock purchase plan	2,191	20	4,630	—	—	4,650
Shares issued under employee stock incentive plans, net	1,367	15	1,180	—	—	1,195
Share-based compensation expense	—	—	1,423	—	—	1,423
Tax benefits related to stock option plans	—	—	20	—	—	20

Balances as of March 31, 2005	183,875	1,839	260,570	45,101	3,173	310,683
Comprehensive loss:
Net loss	—	—	—	(41,479)	—	(41,479)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(303)	(303)
Comprehensive loss						(41,782)
Shares issued under employee stock purchase plan	2,148	22	5,145	—	—	5,167
Shares issued under employee stock incentive plans, net	2,818	28	6,074	—	—	6,102
Share-based compensation expense	—	—	901	—	—	901

Balances as of March 31, 2006	188,841	1,889	272,690	3,622	2,870	281,071
Comprehensive loss:
Net loss	—	—	—	(64,094)	—	(64,094)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	3,656	3,656
Comprehensive loss						(60,438)
Shares issued under employee stock purchase plan	2,451	24	4,110	—	—	4,134
Shares issued under employee stock incentive plans, net	4,650	46	6,921	—	—	6,967
Shares issued in connection with business acquisitions	1,875	19	4,051	—	—	4,070
Stock options assumed in connection with business acquisition	—	—	10,471	—	—	10,471
Share registration costs	—	—	(806)	—	—	(806)
Share-based compensation expense	—	—	8,972	—	—	8,972

Balances as of March 31, 2007	197,817	$1,978	$306,409	$(60,472)	$6,526	$254,441

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE:QTM), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation, and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the New York Stock Exchange.

Note 2: Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

In previous years, we reported two business segments: Tape Drive and Storage Systems. Beginning with the first quarter of fiscal 2007, we report one business segment as a result of organizational changes. These changes include the integration of marketing, sales and research and development functions to enhance the product positioning and to lower the cost platforms within our business. As a result of these integration efforts, discrete financial information for these former segments is no longer tracked below the gross margin level; management no longer measures operating performance nor makes resource allocation decisions on a segmented basis.

On August 22, 2006, we completed our acquisition of Advanced Digital Information Corporation (“ADIC”). ADIC’s results of operations and cash flows are included in our Consolidated Statements of Operations and Cash Flows from this date.

During the second quarter of fiscal 2007, we changed our accounting estimate related to the valuation of service parts for maintenance. Previously, we amortized the value of our finished goods service parts over a five year period and evaluated the difference between cost and market value for our component service parts on a quarterly basis, recording write-downs if the cost exceeded estimated market value. Beginning in the second quarter of fiscal 2007, we are amortizing all of our service parts for maintenance on a straight-line basis over a total life of eight years and will record additional write-downs when excess and obsolete parts not covered by the amortization are identified. This change in estimate reflects our usage of service parts, which are used to support our products during their life cycles as well as generally five years after a product reaches end of life. In addition to this change in estimate, we have also reclassified service parts for maintenance from current assets to long-term assets to reflect the expected life of these assets. During the year ended March 31, 2007, we estimate both our cost of revenue and net loss were higher by $5.5 million compared to what would have been recorded using previous estimates. Our net loss increased $0.03 per share for the year ended March 31, 2007 using the changed estimate. See Note 3 below for a description of our accounting policy regarding amortization of service parts for maintenance.

Certain prior period balances in the Consolidated Balance Sheets have been reclassified to conform to current period presentation. In addition to the service parts for maintenance reclassification described above, in the Consolidated Balance Sheets we reclassified other long-term liabilities from other accrued liabilities. These reclassifications have no effect on total assets, stockholders’ equity, net loss or cash flows as previously presented.

Note 3: Summary of Significant Accounting Policies

Use of Estimates

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. We base estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to critical accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Revenue Recognition

Revenue from sales of hardware products to distributors, VARs, OEMs and end-users is recognized when the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition, have been met: when passage of title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance, which typically occurs after delivery and installation are completed.

In the period when the revenue is recognized, allowances are provided for estimated future price adjustments, such as volume rebates, price protection, and future product returns. These allowances are based on the customers’ master agreements, programs in existence at the time the revenue is recognized, historical information, contractual limits and plans regarding price adjustments and product returns. Since we have historically been able to reliably estimate the amount of allowances required for future price adjustments and product returns, we recognize revenue, net of projected allowances, upon shipment to our customers. If we were unable to reliably estimate the amount of future price adjustments and product returns in any specific reporting period, then we would be required to defer recognition of the revenue until the right to future price adjustments and product returns lapsed and we were no longer under any obligation to reduce the price or accept the return of the product.

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

Revenue equal to the separately stated price of extended warranty and product service contracts for our hardware products is initially deferred and recognized as revenue ratably over the contract period in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. For other arrangements, when elements such as hardware and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. Undelivered elements typically include installation and services. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), have been met. These criteria include persuasive evidence of an arrangement, delivery of the software, a fixed and determinable fee, probable collection and vendor-specific objective evidence of fair value for undelivered elements. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. We recognize revenue from software sales upon delivery provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining, the price is fixed and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance, which typically occurs after delivery and installation are completed. Revenue from postcontract customer support agreements, which entitle customers to both support and upgrades during the term of the agreement, when-and-if available, is recognized ratably over the life of the agreement. EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), affirms that the revenue recognition guidance in SOP 97-2 also applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We do not currently have any non-software deliverables for which software is essential to the functionality.

Warranty Expense and Liability

We generally warrant our products against defects for 3 to 36 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services from our Penang, Malaysia facility to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide automation systems warranty service from our facilities in Colorado Springs, Colorado, and Böehmenkirch, Germany. Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives and in Szombathely, Hungary for EMEA tape drives. BEI provides automation systems warranty service in Redmond, Washington and Huntsville, Alabama. In addition, we employ various other third party service providers throughout the world that perform tape drive and automation systems services for us.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ. We use a model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our new products mature and we continue to experience improved quality on our existing products, we are able to improve our estimates with respect to these products. It is reasonably likely that assumptions will be updated for failure rates and, therefore, warranty expense liability in the future.

Share-Based Compensation

Effective April 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is equal to the market price of our common stock on the date of grant. In prior fiscal years, we accounted for awards granted under our equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. Prior to the adoption of SFAS No. 123R, only share-based compensation related to the issuance of restricted stock awards was recognized in the Consolidated Statements of Operations, since the restricted stock awards were issued at a discount.

We adopted SFAS No. 123R using the modified prospective method, which does not require prior periods’ results to be restated. Under this method, for all awards subject to service vesting conditions that are expected to vest, we recognize compensation expense (a) for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) for all equity incentive awards granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock participation plans, consistent with the provisions of SFAS No. 123R. The Black-Scholes-Merton model requires the use of input assumptions, including expected life, expected volatility, expected dividend rate and expected risk-free rate of return. We estimate expected life of the award based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. We estimate the volatility of our common stock based on the historical volatility over the most recent period corresponding with the estimated expected life of the award. Higher volatility and expected lives result in a proportional increase to share-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value. Although the fair value of our share-based awards is determined in accordance with SFAS No. 123R, the Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Under the provisions of SFAS 123R, the fair value of share-based grants with a market vesting condition must be modeled and valued with a path-dependent valuation technique. We valued certain restricted stock with both market and service vesting conditions that was granted in fiscal 2007 utilizing a Monte Carlo simulation model, and the stock price was simulated using Geometric Brownian Motion, a widely accepted model of stock price behavior used in option pricing models. The primary assumptions used in the valuation models to value our restricted stock with market and service vesting conditions include the time frame of the simulation, the volatility rate, the risk-free interest rate and dividend yield. The time frame assumption is based on the grant specifications. We estimate the volatility of our common stock based on the historical volatility over the most recent period corresponding with the time frame assumption. We estimate the risk-free interest rate based on the zero coupon treasury constant maturity rate corresponding with the time frame assumption. Dividend rates are based on our historical experience. The fair value of this restricted stock with market and service vesting conditions is recognized ratably over the three and four years corresponding with the derived requisite service periods for these restricted shares.

In addition, SFAS No. 123R requires us to develop a forfeiture rate which is an estimate of the number of share-based awards that will be forfeited prior to vesting. Quarterly changes in the estimated forfeiture rate can potentially have a significant effect on reported share-based compensation, as the effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. During fiscal 2007 our forfeiture rate remained consistent and there was no forfeiture rate adjustment impact.

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $34.8 million, $25.4 million and $20.7 million in fiscal 2007, 2006 and 2005, respectively.

Advertising Expense

We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2007, 2006 and 2005 was $9.3 million, $11.0 million and $9.6 million, respectively.

Research and Development Costs

Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for employee compensation, materials used in the development effort, other internal costs, as well as expenditures for third party professional services. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material and we have expensed all software-related research and development costs when incurred.

Cash Equivalents, Short-Term Investments and Other Investments

We consider all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates their cost.

Investments in marketable debt securities with maturities of greater than three months at the time of purchase are classified as short-term investments. These investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. All of our investments are classified as available-for-sale and are carried at fair market value. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in interest income and other, net. The cost of securities sold is based on the specific identification method.

We also hold investments in privately held technology companies and private technology venture limited partnerships. These investments individually represent voting ownership interests of less than 20%. Ownership interests in private technology limited partnerships are accounted for under the equity method unless our interest is so minor (typically less than 5%) that we have virtually no influence over the partnership operating and financial policies, in which case the cost method is used. Currently, our investments in private technology limited partnerships are accounted for using the equity method.

Our investments in other privately held companies are accounted for under the cost method. We review these non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. These evaluations require significant judgment and are based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts based on historical experience and expected collectibility of outstanding accounts receivable. We record bad debt expense in general and administrative expenses.

Inventory Valuation

Our inventory is stated at the lower of cost or market, with cost computed on a first-in, first-out basis (“FIFO”). Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include decline in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization, computed on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25 years
Machinery and equipment	3 to 7 years
Computer equipment	3 to 5 years
Software	3 to 10 years
Furniture and fixtures	7 years
Other office equipment	5 to 10 years
Leasehold improvements	Life of lease

Service Parts for Maintenance

We value our service parts for maintenance at amortized cost less adjustments for excess or obsolete parts, if any. We carry service parts because we generally provide product warranty for 3 to 36 months and earn revenue by providing enhanced warranty and repair service outside this warranty period. Service parts consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Cost includes direct material, direct labor, overhead and other direct costs. Estimates of excess and obsolete parts involve significant estimates and judgments about the future, including the estimated amount of component parts expected to be consumed in the future warranty and out of warranty service and the estimated number of parts required to meet future customer needs. Amortization of the aggregate service parts is computed on a straight-line basis over the estimated useful life of eight years. Should the technology or our customers’ service needs change and cause an increase or decrease in the estimated useful lives of such service parts, an adjustment to expense would be recorded.

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually in the fiscal fourth quarter, or more frequently when indicators of impairment are present. Refer to Note 8 “Goodwill and Intangible Assets” for a discussion of the impact of applying Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. Intangible assets are amortized over their estimated useful lives, which range from one to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Restructuring Charges

In recent periods and over the past several years, we recorded significant restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, separation benefits, stock compensation charges, facilities charges, asset write-offs and other costs of exiting activities or geographies.

The charges for severance and exit costs require the use of estimates, primarily related to the number of employees paid severance, the amount of severance and related benefits to be paid primarily based on years of service or statutory requirements and the cost of exiting facilities. Facilities exit costs typically require estimates and assumptions related to future maintenance costs, our ability to secure a sub-tenant, if applicable, and any sublease income to be received in the future.

We account for severance and other postemployment benefits resulting from involuntary terminations in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”) because we maintain a benefit plan with defined termination benefits from which payment amounts are reasonably estimable. Under SFAS No. 112, we record a severance liability at the time management commits to a plan with sufficient detail to reasonably estimate benefits.

We account for facilities and all other restructuring charges not subject to SFAS No. 112 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes fair value as the objective for initial measurement of the liability. Any employee benefit arrangements not subject to SFAS No. 112 that require future service beyond a minimum retention period are recognized over the future service period. Restructuring charges we have incurred under SFAS No. 146 in recent years include facilities charges, noncancellable purchase commitments related to cost of revenue and noncancellable purchase commitments for operating activities as well as fixed asset write-offs. Only costs resulting from an exit plan that were not associated with, or that did not benefit activities that would be continued, were eligible for recognition as liabilities at the commitment date.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Concentration of Credit Risk

We invest our excess cash in deposits with major banks and in money market funds and short-term debt securities of companies with strong credit ratings from a variety of industries. These securities generally mature within 365 days and, therefore, bear minimal risk. We have not experienced any material losses on these investments and limit the amount of credit exposure to any one issuer and to any one type of investment.

We sell products to customers in a wide variety of industries on a worldwide basis. In countries or industries where we are exposed to material credit risk, we require collateral, including cash deposits, letters of credit and/or credit insurance, prior to the completion of a transaction. We do not believe there is a credit risk beyond that provided for in the financial statements in the ordinary course of business.

Sales to the top five customers in fiscal 2007 represented 42% of revenue compared to 49% of revenue in fiscal year 2006 and 52% of revenue in fiscal 2005. Sales to Dell were 20% of revenue in fiscal 2007, compared to 18% of revenue in fiscal 2006 and 17% of revenue in fiscal 2005. Sales to Hewlett-Packard (“HP”) were 9% of revenue in fiscal 2007, compared to 18% of revenue in fiscal 2006 and 22% of revenue in fiscal 2005. These sales concentrations do not include revenues from sales of media that were sold directly to these customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold directly to these customers by our other OEM tape drive customers.

Foreign Currency Translation and Transactions

Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our material foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income within stockholders’ equity. Although approximately one third of our sales are made to customers in non-U.S. locations, a majority of our material transactions are denominated in U.S. dollars. Accordingly, transaction gains or losses have been immaterial to our Consolidated Financial Statements for all years presented. The effect of foreign currency exchange rate fluctuations on cash was also immaterial for the years presented. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in interest income and other, net. The effect of this remeasurement was immaterial to our Consolidated Financial Statements for all years presented.

Derivative Financial Instruments

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”), all derivatives, whether designated in hedging relationships or not, are recognized on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Derivatives not designated or qualifying as a hedging instrument are adjusted to fair value through earnings. We may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures. We may also enter into derivative instruments to meet the requirements of our credit facility.

Risks and Uncertainties

As is typical in the information storage industry, a significant portion of our customer base is concentrated among a small number of OEMs. The loss of any one of our more significant customers, or a significant decrease in the sales volume with one of these significant customers, could have a material adverse effect on our results of operations and financial condition. Furthermore, if general economic conditions were to worsen, the resulting effect on IT spending could also have a material adverse effect on our results of operations and financial condition. We also face future uncertainties since HP, one of our OEM customers, also owns competing LTO tape drive and media.

A limited number of tape drive storage products make up a significant majority of our sales, and due to increasingly rapid technological change in the industry, our future operating results depend on our ability to develop and successfully introduce new products.

Our main supplier of tape heads is located in China. Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in China could result in increased costs and delays in shipment of our products and could materially and adversely impact our operating results.

We have outsourced a significant portion of our manufacturing to a small number of contract manufacturers. This concentration presents risks of component shortages or other delays in customer deliveries, increased costs for products manufactured for us and risks associated with unacceptable quality of the products.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisting of foreign currency translation adjustments was $6.5 million and $2.9 million as of March 31, 2007 and March 31, 2006, respectively. The change in this balance during fiscal 2007 includes $2.7 million of currency translation adjustments recorded to foreign exchange expense resulting from the liquidation of our Ireland entity.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, and is effective for us beginning in fiscal 2008. Adoption of this standard is not expected to have a significant impact on our financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN No. 48”). Under FIN No. 48 a company would recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN No. 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN No. 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is effective for us in the first quarter of fiscal 2008. Differences between the amounts recognized in the statements of operations prior to and upon the adoption of FIN No. 48 would be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We are currently evaluating FIN No. 48 and its possible impacts on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is effective for us beginning in fiscal 2009. Adoption of this standard is not expected to have a significant impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses for which the fair value option has been elected will be reported in earnings. This statement is effective for us beginning in fiscal 2009. We are currently evaluating the impact this statement will have on our consolidated financial statements.

Note 4: Stock Incentive Plans and Share-Based Compensation

Description of Stock Incentive Plans

Long-Term Incentive Plan

We have a Long-Term Incentive Plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, consultants, officers and affiliates. The Plan has reserved for future issuance 46.7 million shares of stock and 20.3 million shares of stock were available for grant as of March 31, 2007.

Beginning in the first quarter of fiscal 2007, under the Plan we began granting restricted stock units with a zero purchase price rather than options in most cases to our existing employees. We continue to grant options to our existing employees in certain circumstances. Newly hired employees are typically granted stock options under the Plan. Stock options granted to newly hired employees in fiscal 2007 generally vest 25% on the first anniversary of the grant date with the remainder vesting monthly at the rate of 1/48th over the following three years and have contractual terms of seven years. Stock options granted to existing employees in fiscal 2007 generally vest monthly over four years and have contractual terms of seven years. Grants in prior fiscal years typically had contractual terms of seven to ten years. Restricted stock awards and units (“restricted stock”) granted under the Plan are subject to forfeiture if employment terminates prior to the release of the restrictions and generally vest over two to four years. We do not have any performance-based awards outstanding as of March 31, 2007. We have 1.1 million shares of restricted stock with both market and service vesting conditions as of March 31, 2007 that, upon meeting certain market conditions over one and two year periods from initial grant, will begin to vest over the following two years.

In fiscal 2007, 2006 and 2005, we granted rights to 3.7 million, 0.5 million and 1.6 million shares, respectively, of our restricted stock under the Plan at an exercise price of $0.00 in fiscal 2007 and an exercise price of $0.01 per share in fiscal 2006 and 2005.

Supplemental Stock Plan

We have a Supplemental Stock Plan (the “SSOP”), which is not approved by our stockholders, that provides for the issuance of stock options and stock purchase rights to our employees and consultants. Options under the SSOP generally vest over two to four years and expire ten years after the grant date. Restricted stock granted under the SSOP is subject to forfeiture if employment terminates prior to the release of the restrictions and generally vests over two to three years.

The SSOP was terminated effective April 1, 2003, from which time no new stock options or stock purchase rights have been or will be granted under the SSOP. Outstanding stock options and stock purchase rights granted under the SSOP prior to April 1, 2003 remain outstanding and continue to be governed by the terms and conditions of the SSOP.

Assumed Stock Option Plans

During the second quarter of fiscal 2007, in connection with our acquisition of ADIC, we assumed 2.5 million outstanding stock options granted under the four stock option plans of ADIC (“assumed option plans”). Based on the exchange ratio formula in the Agreement and Plan of Merger (“Merger Agreement”), these assumed options are exercisable for an aggregate 14.7 million shares of Quantum common stock. Options under the assumed option plans generally vest over four years from initial grant date and expire from one month to eight years from March 31, 2007. No additional options will be granted under these assumed option plans.

Other Stock Option Plans

We have other stock option plans (the “Other Plans”) under which 1.0 million shares of common stock as of March 31, 2007 were reserved for future issuance of stock options, stock appreciation rights, stock purchase rights, restricted stock awards and long-term performance awards to our employees, consultants, officers and affiliates. Options under the Other Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. As of March 31, 2007, 0.3 million shares of stock were available for grant.

In fiscal 2007, 2006 and 2005, we granted 62,000 shares, 44,000 shares and 6,000 shares, respectively, of Quantum Corporation restricted stock under the Other Plans at an exercise price of $0.01 per share.

Stock Purchase Plan

We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Under the Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. In January 2005, the Stock Purchase Plan was modified from a 2-year look back to a 6-month look back option. As a result, the option life decreased from fiscal 2005 to fiscal 2006. There were 3.7 million shares available for issuance as of March 31, 2007.

Employees purchased 2.5 million shares, 2.2 million shares and 2.2 million shares of Quantum Corporation common stock under the Purchase Plan in fiscal 2007, 2006 and 2005, respectively. The weighted-average price of Quantum Corporation stock purchased under the Purchase Plan was $1.69, $2.40 and $2.12, in fiscal 2007, 2006 and 2005, respectively.

Determining Fair Value Under SFAS No. 123R

Stock Options

Share-based compensation recognized in fiscal 2007 as a result of the adoption of SFAS No. 123R, as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123R, use the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under our plans and rights to acquire stock granted under our Purchase Plan. We amortize the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and pre-vesting and post-vesting forfeitures. We estimate the volatility of our common stock based on the historical volatility of our own common stock over the most recent period corresponding with the estimated expected life of the award. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with SFAS No. 123R, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. During fiscal 2007 our forfeiture rate remained consistent and there was no forfeiture rate adjustment impact.

The weighted-average estimated fair values and the assumptions used in calculating such values for stock options during each fiscal period are as follows:

	For the year ended March 31,
	2007	2006	2005
Option life (in years)	4.2	3.2	3.1
Risk-free interest rate	4.94%	3.88%	3.26%
Stock price volatility	0.60	0.67	0.76
Dividend yield	—	—	—
Weighted-average grant date fair value	$1.13	$1.32	$1.44

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

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2007	2006	2005
Option life (in years)	0.50	0.50	1.25
Risk-free interest rate	5.17%	3.99%	2.21%
Stock price volatility	0.41	0.41	0.73
Dividend yield	—	—	—
Weighted-average grant date fair value	$0.60	$0.84	$1.26

Restricted Stock

Following the provisions of SFAS No. 123R, the fair value of the majority of our restricted stock is the intrinsic value as of the grant date. During fiscal 2007, certain restricted stock was granted with both market and service vesting conditions that, under SFAS No. 123R must be modeled and valued using a path-dependent valuation technique. The restricted stock with a market and service vesting condition was valued utilizing a Monte Carlo simulation model, and the stock price was simulated using Geometric Brownian Motion, a widely accepted model of stock price behavior used in option pricing models. The fair value of this restricted stock with a market and service vesting condition is recognized ratably over the three and four years corresponding with the requisite service periods for these restricted shares. The primary assumptions used in the valuation models to value the restricted stock with a market condition during the year ended March 31, 2007 are as follows:

Time frame of simulation	2 years
Risk-free interest rate	4.77%
2-year historical volatility	0.43
Dividend yield	—
Weighted-average grant date fair value	$0.25

Share-Based Compensation Under SFAS No. 123R

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to stock options and restricted stock granted under our plans and rights to acquire stock under our Purchase Plan (in thousands, except per-share amount):

	For the year ended March 31, 2007
	SFAS No. 123R Impact	As Reported
Cost of revenue	$1,191	$722,789
Gross margin	(1,191)	293,385
Operating expenses:
Research and development	2,544	115,220
Sales and marketing	1,965	126,840
General and administrative	3,272	51,871
Loss from operations	(8,972)	(27,154)
Net loss	$(8,972)	$(64,094)

Basic and diluted net loss per share	$(0.05)	$(0.33)

For the year ended March 31, 2007
Share-based compensation (by type of award):
Stock options	$5,330
Stock purchase plan	1,340
Restricted stock	2,302

$8,972

The total share-based compensation cost capitalized as part of inventory as of March 31, 2007 was not material. The total share-based compensation cost that would have been capitalized as part of inventory as of March 31, 2006 and 2005 would also not have been material, if we had applied the provisions of SFAS No. 123R. During fiscal 2007, no tax benefit was realized for the tax deduction from option exercises and other awards due to our net operating losses and tax benefit carryforwards

As of March 31, 2007, there was $7.1 million of total unrecognized compensation costs related to stock options granted under our plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years. Total intrinsic value of options exercised for the year ended March 31, 2007, 2006 and 2005 was $4.1 million, $1.7 million and $0.3 million, respectively. We settle stock option exercises with newly issued common shares.

As of March 31, 2007, there was $3.3 million of total unrecognized compensation costs related to nonvested restricted stock granted under our Plans. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 2.4 years. Total fair value of awards vested during the year ended March 31, 2007, 2006 and 2005 was $0.9 million, $1.3 million and $0.2 million, respectively. We issue new common shares upon vesting of restricted stock units.

Pro Forma Information Under SFAS No. 123

Prior to fiscal 2007, we accounted for our share-based compensation plans using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Only share-based compensation relating to restricted stock was reflected in net loss in the year ended March 31, 2006, as generally all other stock options granted under our share-based compensation plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under our plans consistent with the method of SFAS No. 123, our net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below (in thousands, except per-share data):

	For the year ended March 31,
	2006	2005
Reported net loss	$(41,479)	$(3,496)
Add back employee stock option expense	—	509
Share-based employee compensation determined under the fair value method for all awards, net of tax effects	(8,717)	(11,743)

Pro forma net loss	$(50,196)	$(14,730)

Pro forma basic and diluted net loss per share	$(0.27)	$(0.08)

As reported basic and diluted net loss per share	$(0.23)	$(0.02)

Stock Activity

Stock Options

A summary of activity relating to all of our stock option plans is as follows (options and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2004	33,855	$6.39
Granted	6,517	$2.14
Exercised	(1,441)	$0.83
Expired	(558)	$13.92
Forfeited	(6,941)	$6.86

Outstanding as of March 31, 2005	31,432	$5.52
Granted	6,645	$2.51
Exercised	(3,141)	$2.10
Expired	(5,619)	$7.60
Forfeited	(1,549)	$3.29

Outstanding as of March 31, 2006	27,768	$4.90
Granted and assumed	20,269	$1.73
Exercised	(4,854)	$1.48
Expired	(1,096)	$2.96
Forfeited	(5,828)	$5.14

Outstanding as of March 31, 2007	36,259	$3.62	4.39	$14,529

Vested and expected to vest at March 31, 2007	33,307	$3.75	4.32	$12,675

Exercisable as of March 31, 2007	22,774	$4.48	3.87	$6,509

Included in stock options granted and assumed were 14.7 million stock options assumed in connection with our acquisition of ADIC during the second quarter of fiscal 2007. The following table summarizes information about options outstanding and exercisable as of March 31, 2007 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Options Exercisable	Weighted- Average Exercise Price
$ 0.88 - $ 1.32	679	$0.95	5.77	596	$0.93
$ 1.39 - $ 2.00	7,932	$1.52	4.64	3,693	$1.53
$ 2.05 - $ 3.01	18,027	$2.57	4.50	9,373	$2.73
$ 3.02 - $ 4.53	3,433	$3.68	6.20	2,924	$3.69
$ 4.55 - $ 6.81	1,894	$6.64	3.08	1,894	$6.64
$ 6.85 - $ 10.23	2,567	$9.10	2.47	2,567	$9.10
$ 10.37 - $ 15.36	1,350	$12.31	2.58	1,350	$12.31
$ 15.75 - $ 22.73	377	$18.08	1.40	377	$18.08

	36,259	$3.62	4.39	22,774	$4.48

Expiration dates ranged from April 25, 2007 to August 1, 2015 for options outstanding at March 31, 2007. Employee stock options issued generally have contractual lives of seven to ten years. Prices for options exercised during the three-year period ended March 31, 2007, range from $0.03 to $3.44.

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2006	789	$2.82
Granted	3,811	$1.59
Vested	(373)	$2.81
Forfeited	(513)	$1.83

Nonvested at March 31, 2007	3,714	$1.69

Note 5: Acquisitions

Acquisitions have been recorded using the purchase method of accounting and the results of operations are included in our consolidated results as of the date of each acquisition. We allocate the purchase price of our acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The excess fair values over the purchase price is allocated as a pro-rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except (a) financial assets other than investments accounted for by the equity method, (b) assets to be disposed of by sale, (c) deferred tax assets, (d) prepaid assets relating to pension or other postretirement benefit plans and (e) any other current assets.

Advanced Digital Information Corporation

On August 22, 2006 (the “Acquisition Date”), we completed our acquisition of ADIC, a publicly traded provider of storage solutions for the open systems marketplace, pursuant to the terms of the Agreement and Plan of Merger (“Merger Agreement”), dated May 2, 2006. ADIC’s results of operations are included in our Consolidated Statements of Operations and Cash Flows from the Acquisition Date. We acquired ADIC to expand our global sales force, market access and product offerings into the enterprise and data management software space.

The total purchase price for ADIC is comprised of (in thousands, except share and per-share data):

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

The total purchase price was allocated to ADIC’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The estimates and assumptions underlying the fair values below are subject to change with regard to completion of the ADIC integration plan and finalizing restructuring costs (in thousands):

Current assets	$390,262
Property and equipment	29,758
Service parts for maintenance	16,067
Long-term assets	2,349
Intangible assets	190,278
Goodwill	342,854
Current liabilities *	(155,439)
Long-term liabilities	(37,885)
In-process research and development	14,700

Total purchase price	$792,944

*	Current liabilities include approximately $14.1 million of a restructuring liability related to the acquisition. The restructuring liability is primarily related to the severance benefits for pre-merger ADIC employees at the time of the acquisition.

During fiscal 2007, goodwill related to the ADIC acquisition increased $4.6 million from our original preliminary purchase price allocation due to a decrease of $6.7 million in the estimated fair value of certain IT assets and $0.6 million related to net change in the estimate of amounts to be paid to certain vendors and service providers. This was partially offset by a $1.7 million net decrease in the estimate of severance benefits paid to certain pre-merger ADIC employees and $1.0 million of other items.

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of ADIC’s products. The fair value of intangible assets was based, in part, on a valuation completed by a third-party valuation firm using a discounted cash flow approach and other valuation techniques as well as estimates and assumptions provided by management. The following table sets forth the components of intangible assets associated with the acquisition and the weighted-average amortization period (fair value in thousands):

	Fair Value	Amortization (Years)
Purchased technology	$92,493	4.7
Customer lists	92,600	7.1
Trademarks	4,700	5.8
Non-compete agreements	485	5.0

Total intangible assets acquired	$190,278	5.9

Purchased technology, which comprises products that have reached technological feasibility, includes products in most of ADIC’s product lines, principally the ADIC Scalar i2000 and Scalar i500 libraries and StorNext data management software. It also includes a combination of ADIC processes, patents and trade secrets related to the design and development of ADIC’s products. This proprietary know-how can be leveraged to develop new technology and improve our products. Customer lists represent the underlying relationships and agreements with ADIC’s installed customer base.

We expensed IPR&D upon acquisition as it represented incomplete ADIC research and development projects that had not reached technological feasibility and had no alternative future use as of the Acquisition Date.

Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to IPR&D of $14.7 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows using a discount rate of 18% to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates to projects associated with the ADIC Scalar i2000 and Scalar i500 products that had not yet reached technological feasibility as of the Acquisition Date and have no alternative future use.

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

The following unaudited pro forma financial information presents the combined results of operations of Quantum and ADIC as if the acquisition had occurred as of the beginning of each period presented (in thousands, except per-share data):

	For the year ended March 31,
	2007	2006
Pro forma revenue	$1,195,715	$1,296,417
Pro forma net loss	$(97,923)	$(132,171)
Pro forma basic and diluted net loss per share	$(0.51)	$(0.71)

Pro forma net loss for the year ended March 31, 2007 includes $15.1 million of IPR&D expense related to an acquisition completed by ADIC prior to our acquisition of ADIC.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

Certance Holdings

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

With the acquisition, we offer end-users a broad range of tape technology choices for meeting their individual backup, recovery and archive needs. The acquisition also enhanced our tape drive and media business by expanding our product and intellectual property portfolio, broadening our end-user customer base and further strengthening our revenue and cash generating foundation.

The purchase price at the time of the acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities (in thousands):

Current assets	$69,311
Property and equipment	4,248
Long-term assets	2,261
Intangibles	25,070
Current liabilities *	(36,605)
Long-term liabilities	(1,980)

Total purchase price	$62,305

*	Current liabilities included approximately $3.7 million of a restructuring liability related to the acquisition as of March 31, 2005. The restructuring liability related to the severance benefits for pre-merger Certance employees at the time of the acquisition and the facility charges for certain vacant facilities in the United Kingdom. There was no remaining restructuring liability related to Certance as of March 31, 2007.

The following table sets forth the components of intangible assets associated with the acquisition and the weighted-average amortization period (fair value in thousands):

	Fair Value	Amortization (Years)
Purchased technology	$23,340	6.7
Customer lists	1,534	2.0
Order backlog and other	196	0.3

Total intangible assets acquired	$25,070	6.4

Note 6: Financial Instruments and Other Investments

Cash, Cash Equivalents and Short-term Investments

The following is a summary of our cash, cash equivalents and short-term investments (in thousands):

	As of March 31,
	2007	2006
Cash	$40,122	$63,140
Certificates of deposit	—	11,664
Money market funds	20,459	48,494
Auction rate securities	35,000	99,975

	$95,581	$223,273

Included in cash and cash equivalents	$60,581	$123,298
Included in short-term investments	35,000	99,975

	$95,581	$223,273

A substantial portion of cash was invested in overnight interest-bearing accounts as of March 31, 2007.

Our auction rate securities are classified as available for sale investments. The difference between the amortized cost of auction rate securities and fair value was immaterial as of March 31, 2007 and March 31, 2006. There were no unrealized gains or losses on short-term investments as of March 31, 2007 and 2006. As of March 31, 2007, the average auction rate securities portfolio duration was less than 45 days and the securities had contractual maturities greater than ten years.

During fiscal 2007, 2006 and 2005, we sold auction rate securities and marketable equity securities and realized gains and losses as follows (in thousands):

	Realized Gains	Realized Losses	Net Gains
2007	$617	$—	$617
2006	—	—	—
2005	1,238	—	1,238

Other Investments

Other investments consist of privately held technology companies and private technology venture limited partnerships and are recorded in other long-term assets on the Consolidated Balance Sheets.

We held $1.5 million of investments in private technology venture limited partnerships that are accounted for under the equity method. During fiscal 2007, we recorded gains of $0.2 million reflecting our pro-rata share of the limited partnerships’ net gains. These gain amounts were primarily based on the general partners’ estimates of the fair value of non-marketable securities held by the partnerships and, to a lesser extent, realized gains and losses from the partnerships’ disposal of securities. We did not have investments in private technology venture limited partnerships in fiscal 2006 and 2005.

Our other investments in privately held technology companies of $3.5 million are accounted for under the cost method. We review these non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. There were no gains or losses on these investments during fiscal 2007, and we had no investments accounted under the cost method in fiscal 2006 or 2005.

Derivatives

We are obligated under the terms of our credit facility to enter into a hedge agreement or other interest rate management arrangement that provides for not less than 25% of the indebtedness outstanding under our term loans to be subject to a fixed rate of interest over a term of two years. To meet this objective, we entered into an interest rate no cost collar transaction with a financial institution, effective November 15, 2006, that resulted in fixing the interest rate on $87.5 million of our variable rate term loans between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. As of March 31, 2007, the three month LIBOR rate was within the floor and cap.

During fiscal 2007, this transaction did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133. We recorded the change in fair market value in other long-term assets in the Consolidated Balance Sheets and in interest income and other, net in the Consolidated Statements of Operations. As of March 31, 2007, the market value of the interest rate collar was $94,000. We do not engage in hedging activity for speculative or trading purposes.

We did not utilize foreign currency forward exchange contracts in fiscal 2007, 2006 or 2005 and there were no foreign currency forward contracts outstanding as of March 31, 2007 or March 31, 2006.

Summary Table of Fair Value and Related Carrying Amounts of Financial Instruments

	As of March 31, 2007		As of March 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$60,581	$60,581	$123,298	$123,298
Short-term investments	35,000	35,000	99,975	99,975
Convertible subordinated debt	160,000	148,800	160,000	162,400
Revolving credit facility	25,000	25,000	—	—
Term loans	337,500	337,500	—	—

	$618,081	$606,881	$383,273	$385,673

Refer to Note 10, “Convertible Subordinated Debt, Short-Term Debt and Long-Term Debt”, for additional disclosures regarding our debt financial instruments.

Note 7: Inventories, Property and Equipment and Service Parts for Maintenance

Inventories consisted of (in thousands):

	As of March 31,
	2007	2006
Materials and purchased parts	$45,011	$35,061
Work in process	7,234	8,571
Finished goods	38,908	45,331

	$91,153	$88,963

Property and equipment consisted of (in thousands):

	As of March 31,
	2007	2006
Machinery and equipment	$157,966	$137,794
Furniture and fixtures	19,367	9,069
Buildings and leasehold improvements	23,715	28,536
Land	—	257

	$201,048	$175,656
Less accumulated depreciation	(150,807)	(136,908)

	$50,241	$38,748

Service parts for maintenance consisted of (in thousands):

	As of March 31,
	2007	2006
Service parts for maintenance	$114,016	$79,651
Less accumulated amortization	(31,655)	(22,335)

	$82,361	$57,316

Sale of Ireland Facility

In May 2006, we completed the sale of our facility in Dundalk, Ireland, where we performed service operations for several products. We sold the facility for $6.0 million, and the total gain on this asset held for sale was approximately $3.2 million which was recorded during the current fiscal year in interest income and other, net in the Consolidated Statements of Operations.

Asset Retirement Obligations

We have asset retirement obligations related to certain leased facilities where we have contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. At March 31, 2007 and 2006, the value of these obligations was $2.1 million and $1.2 million, respectively, and is classified in other accrued liabilities in the Consolidated Balance Sheets. At March 31, 2007, the net book value of the leasehold assets solely related to our asset retirement obligations approximated $6.9 million. The amount of amortization expense of the associated leasehold assets and accretion expense associated with our asset retirement obligations for the years ended March 31, 2007 and 2006 were $0.3 million and $0.5 million, respectively.

Note 8: Goodwill and Intangible Assets

Net goodwill and intangible assets as of March 31, 2007 and 2006 represented approximately 52% and 15% of total assets, respectively. The goodwill and intangible asset balances, net of amortization, as of March 31, 2007 and 2006 were $588.6 million and $97.0 million, respectively. Amortization expense related to finite-lived purchased intangible assets was approximately $42.0 million in fiscal 2007, $21.7 million in fiscal 2006, and $18.9 million in fiscal 2005.

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to ten years. In estimating the useful lives of intangible assets, we considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	Our tape automation products, in particular, have long development cycles and have experienced long product life cycles; and

•	Our ability to leverage core technology into new tape automation products and, therefore, to extend the lives of these technologies.

Intangible amortization within our Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005 follows (in thousands):

	For the year ended March 31,
	2007	2006	2005
Cost of revenue	$26,567	$16,222	$13,131
Research and development	999	581	1,446
Sales and marketing	14,217	4,290	3,773
General and administrative	209	585	528

	$41,992	$21,678	$18,878

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized (in thousands):

	As of March 31, 2007			As of March 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$189,119	$(82,595)	$106,524	$112,518	$(71,281)	$41,237
Trademarks	27,260	(19,221)	8,039	22,560	(15,865)	6,695
Non-compete agreements	2,000	(1,568)	432	2,516	(2,516)	—
Customer lists	108,272	(24,666)	83,606	15,672	(13,795)	1,877
Assembled workforce	—	—	—	1,582	(1,582)	—

	$326,651	$(128,050)	$198,601	$154,848	$(105,039)	$49,809

The total expected future amortization related to intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2008	$48,945
Fiscal 2009	41,076
Fiscal 2010	36,785
Fiscal 2011	28,815
Fiscal 2012 and thereafter	42,980

Total as of March 31, 2007	$198,601

Note 9: Accrued Warranty and Indemnifications

Accrued Warranty

The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2007	2006
Balance as of April 1	$32,422	$37,738
Warranties assumed from ADIC	6,945	—
Additional warranties issued	23,208	21,416
Adjustments for warranties issued in prior fiscal years	—	1,570
Settlements	(31,906)	(28,302)

Balance as of March 31	$30,669	$32,422

We generally warrant our products against defects from 3 to 36 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair including materials consumed in the repair, labor and overhead amounts necessary to perform the repair.

If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2007, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our operating results, financial position or cash flows.

Note 10: Convertible Subordinated Debt, Short-Term Debt and Long-Term Debt

Our debt includes the following (in thousands):

	As of March 31,
	2007	2006
Convertible subordinated debt	$160,000	$160,000
Revolving credit facility	25,000	—
Term loans	337,500	—

	$522,500	$160,000

	For the year ended March 31,
	2007	2006
Weighted-average interest rate	8.11%	4.38%

Short-Term Debt

During fiscal 2007, short-term debt is the current portion of long-term debt due within the next twelve months, as described in the “Long-Term Debt” section below. In fiscal 2006, short-term debt related to M4 Data. Per the purchase agreement for the acquisition of M4 Data in April 2001, we issued $1.5 million debentures under the earn out provisions during the year ended March 31, 2006. These debentures were also redeemed during the year ended March 31, 2006. We are not obligated to issue any additional debentures.

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

Long-Term Debt

In December 2002, we entered into a secured senior credit facility with a group of banks, providing us with a $100 million revolving credit line and a $50 million synthetic lease that contained the same financial covenants as the revolving credit line. In March 2004, we amended the secured senior credit facility to extend the maturity to March 2006 and adjust several covenant requirements. In January 2005, we amended the revolving credit line and the synthetic lease agreement to reflect an acquisition. The revolving credit line was amended to increase it from $100 million to $145 million and to adjust covenant requirements. In October 2005, we amended and restated the revolving credit line to extend the maturity to October 2008, adjust covenant levels and adjust the fee structure. In February 2006, we terminated the $50 million synthetic lease. In August 2006, the revolving credit line was terminated and replaced by the borrowings described below, and we wrote off $0.7 million of unamortized loan fees.

In August 2006, we entered into a secured senior credit facility with a group of lenders providing a $150 million revolving credit line and a $225 million term loan. We also entered into a secured $125 million second lien term loan. On August 22, 2006, we borrowed $445 million, which consisted of $225 million under the term loan, $125 million under the second lien term loan and $95 million borrowed on the revolving credit line. On August 28, 2006, we borrowed an additional $51.5 million on the revolving credit line. We incurred loan fees of $9.8 million which are included in other long-term assets on the Consolidated Balance Sheets and are being amortized to interest expense over the respective loan terms. On November 27, 2006, we amended the credit facility to adjust covenant levels, adjust prepayment dates and increase the margin on the second lien term loan.

The $225 million term loan matures on August 22, 2012, but is subject to accelerated maturity on April 2, 2010, if we do not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to January 1, 2010. Interest accrues on the term loan at either, at our option, a prime rate plus a margin of 2.15%, or LIBOR plus a margin of 4.00%. Interest is payable quarterly. As of March 31, 2007, the interest rates on the term loan were 9.35% on $87.5 million and 9.32% on the remaining $125 million outstanding. Beginning on December 31, 2006, principal payments on the term loan in an amount equal to $6.25 million are payable quarterly, and after September 30, 2008 principal payments in an amount equal to $0.6 million are payable quarterly with a final payment of all outstanding principal and interest to be paid at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made within one year of closing. As of March 31, 2007, the outstanding balance on the term loan was $212.5 million.

The $125 million second lien term loan matures on August 22, 2013, but is subject to accelerated maturity on May 2, 2010, if we do not refinance to extend the maturity date of, or convert into equity, the existing $160 million convertible debt prior to February 1, 2010. Interest accrues on the second lien term loan at either, at our option, a prime rate plus a margin of 6.75%, or LIBOR plus a margin of 8.25%. As of March 31, 2007, the interest rate on the second lien term loan was 13.60%. Interest on the second lien term loan is payable quarterly. All outstanding principal on the second lien term loan is payable at maturity. On November 27, 2006 we amended the second lien term loan to prohibit prepayment of amounts outstanding until August 22, 2008 and adjusted the prepayment penalties for the periods after that date. As of March 31, 2007, $125 million was outstanding on the second lien term loan.

The revolving credit facility matures on August 22, 2009. Interest accrues on each drawdown of the revolving credit facility at either, at our option, a prime rate plus a margin ranging from 0.0% to 0.80%, depending on our senior leverage ratio, or LIBOR plus a margin ranging from 1.75% to 3.00%, depending on our senior leverage ratio. Interest is payable quarterly.

Amounts not borrowed on the revolving credit facility are subject to an annual unused line fee of between 0.30% and 0.75% on the unused portion of the credit facility. As of March 31, 2007, the interest rate on the revolving credit facility was 8.36% on the borrowed portion. The facility for the revolving loans may be terminated by us at any time without premium or penalty. As of March 31, 2007, $25 million was outstanding on the revolving credit facility. On April 2, 2007, we borrowed an additional $50 million on the revolving credit line at an interest rate of 9.05%.

During fiscal 2007, we made principal payments of $12.5 million on the term loan as required by the agreement. We also made principal payments on the revolving credit line of $121.5 million during fiscal 2007 of which $95 million repaid the amount borrowed on August 22, 2006 and $26.5 million reduced the amount borrowed on August 28, 2006. As of March 31, 2007, the total outstanding borrowed was $362.5 million and $2.3 million was committed to standby letters of credit.

The revolving credit facility, term loan and second lien term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loans including a limitation on issuing dividends. As of March 31, 2007, we were in compliance with all of the covenants.

Debt Maturities

A summary of the maturities for our convertible subordinated debt, term loans and revolving credit facility follows (in thousands):

Fiscal 2008	$25,000
Fiscal 2009	13,625
Fiscal 2010	27,250
Fiscal 2011	162,250
Fiscal 2012	2,250
Fiscal 2013 and thereafter	292,125

Total as of March 31, 2007	$522,500

In addition, we borrowed $50 million from our revolving credit facility on April 2, 2007 which becomes due in fiscal 2010.

Fair Value of Debt

The estimated fair values of our borrowings are summarized as follows (in thousands):

	As of March 31, 2007		As of March 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible subordinated debt	$160,000	$148,800	$160,000	$162,400
Revolving credit facility	25,000	25,000	—	—
Term loans	337,500	337,500	—	—

	$522,500	$511,300	$160,000	$162,400

The fair value for the convertible subordinated debt is based on the quoted market price at the balance sheet dates. The fair value of the revolving credit facility and the term loans approximates the carrying value due to frequent interest rate resets on these instruments.

Note 11: Restructuring Charges

During fiscal 2007, management approved and began executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. In fiscal 2007, 2006 and 2005, we took steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. The restructuring charges that resulted from these cost reduction efforts relate to the outsourcing of certain manufacturing, repair and service operations and consolidation of our operations. Substantial steps have been completed as of March 31, 2007, and the associated costs have been recorded.

The following tables show the type of restructuring expense or (reversal) for fiscal 2007, 2006 and 2005 (in thousands):

	For the year ended March 31,
	2007	2006	2005
By expense type
Severance and benefits	$11,150	$15,259	$9,465
Facilities	(1,701)	2,859	1,996
Research and development programs	1,230	—	—
Inventory	900	512	—
Fixed assets and other	1,229	—	60

Total	$12,808	$18,630	$11,521

By cost reduction actions
Outsource certain manufacturing, repair and service functions	$2,561	$9,027	$2,540
Consolidate our operations	10,247	9,603	8,970
Other general expense reduction	—	—	11

Total	$12,808	$18,630	$11,521

Fiscal 2007

We recorded expenses of $11.2 million for severance and benefits associated with eliminating redundancies and streamlining operations identified in all areas of our business during the year ended March 31, 2007 resulting from our evaluation and integration of ADIC and the strategic direction of our business. Approximately 23% of our severance and benefits restructuring charges were related to outsourcing certain manufacturing, repair and service functions, the largest of which is due to closing our Scotland operation. We expect the severance and benefits restructuring charges to be paid to the impacted employees during fiscal 2008.

The $1.7 million facilities reversal resulted from the decision to use a previously vacated Colorado facility in which to consolidate our U.S. manufacturing, repair and service operations. We incurred a $1.2 million charge related to noncancellable purchase commitments related to research and development projects that were cancelled as we implemented strategic roadmap decisions. In addition to the research and development costs, we had $0.9 million of noncancellable purchase commitments for inventory related to planned future generation products that will not be produced. We also had $1.2 million in fixed asset write-offs for tooling and related CIP assets impacted by implementation of our strategic roadmap decisions.

In addition to the restructuring expenses in fiscal 2007, the net restructuring costs associated with exiting activities of pre-merger ADIC were $14.1 million, consisting primarily of severance and benefits costs for employees in a variety of functions throughout the world and, to a lesser extent, excess facilities obligations in the U.S. These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire ADIC and, accordingly, resulted in an increase to goodwill rather than an expense in fiscal 2007.

Fiscal 2006

In fiscal 2006, a total of $9.0 million in charges were recorded as severance as a result of the closing of the site in Dundalk, Ireland, and the outsourcing of repair operations in the European region. We classified $0.5 million of the charges associated with this closure as a component of cost of revenue during fiscal 2006. This closure was completed by March 31, 2007.

A charge of $6.7 million was recorded as severance as part of the continuing effort to streamline our IT, product development and marketing processes following the product platform transitions and the consolidation of the marketing function. In addition, a charge of $2.9 million was also recorded for our facility in Colorado Springs, Colorado to reflect changes in lease assumptions as a result of the completion of the sale-leaseback transaction. This facility was subsequently used for operations and reversed in fiscal 2007.

Fiscal 2005

A charge of $2.5 million was recorded primarily for severance as a result of outsourcing certain manufacturing and write-offs of fixed assets related to this plan.

A charge of $5.8 million was recorded primarily for severance benefits and severance related costs, impacting most Quantum functions and locations, particularly for research and development consolidation. In addition, $1.2 million was also recorded for separation costs related to our former Chief Operating Officer. A net charge of $2.0 million was recorded for vacant facilities in the United Kingdom; Boulder, Colorado; Colorado Springs, Colorado and San Jose, California as a result of changes to the original assumptions.

The following tables show the activity and the estimated timing of future payouts for cost reduction plans (in thousands):

	Severance and benefits	Facilities	Research and development programs	Inventory	Fixed assets and other	Total
Balance as of March 31, 2004	$2,617	$4,647	$—	$—	$—	$7,264
Restructuring costs	11,716	2,441	—	—	60	14,217
Cash payments	(8,216)	(2,879)	—	—	(60)	(11,155)
Non-cash charges and other	(210)	284	—	—	—	74
Restructuring charge reversal	(2,251)	(445)	—	—	—	(2,696)

Balance as of March 31, 2005	3,656	4,048	—	—	—	7,704
Restructuring costs	15,704	3,013	—	512	—	19,229
Cash payments	(8,736)	(3,895)	—	—	—	(12,631)
Non-cash charges and other	(151)	(21)	—	(512)	—	(684)
Restructuring charge reversal	(427)	(172)	—	—	—	(599)

Balance as of March 31, 2006	10,046	2,973	—	—	—	13,019
Restructuring costs	29,243	898	1,230	900	1,232	33,503
Cash payments	(23,759)	(1,378)	(292)	—	—	(25,429)
Non-cash charges and other	150	—	—	(88)	(1,232)	(1,170)
Restructuring charge reversal	(4,933)	(1,701)	—	—	—	(6,634)

Balance as of March 31, 2007	$10,747	$792	$938	$812	$—	$13,289

Estimated timing of future payouts:
Fiscal 2008	$10,747	$118	$938	$812	$—	$12,615
Fiscal 2009 to 2013	—	674	—	—	—	$674

	$10,747	$792	$938	$812	$—	$13,289

The $13.3 million restructuring accrual as of March 31, 2007 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for inventory and research and development programs. The severance and benefits charges will be paid during fiscal 2008 as will the noncancellable purchase obligations for inventory and research and development. The facilities charges relating to vacant facilities in Boulder, Colorado; and Basingstoke, United Kingdom will be paid over their respective lease terms, which continue through fiscal 2013. With the acquisition of ADIC in the second quarter of fiscal 2007, we also acquired ADIC’s vacant facilities in Englewood, Colorado and Ithaca, New York. The facilities charges related to the vacant Englewood and Ithaca facilities will be paid over their respective lease terms. The Englewood lease ended in December 2006, and the Ithaca lease continues through fiscal 2012.

Additional charges may be incurred in the future related to these restructurings, particularly if the actual costs associated with restructured activities are higher than estimated. In fiscal 2008, we plan additional implementation of integration savings plans to reduce our on going cost structure by consolidating facilities, reducing workforce and taking other discretionary expense reduction measures. Until we achieve sustained profitability, we may incur additional charges in the future related to additional cost reduction steps. Future charges that we may incur associated with future cost reduction activities are not estimable at this time.

Note 12: Patent Cross-License Agreement

During the fourth quarter of fiscal year 2007, we recorded a $3.3 million license fee as royalty revenue relating to a patent cross-license agreement with Data Domain, a privately held company. The cross-license agreement provides each party a license to the other’s patents covering data de-duplication and certain other non-tape data storage technologies. Under the terms of our agreement, Data Domain paid the license fee with shares of its common stock.

Note 13: Stockholder Rights Agreement, Common Stock and Common Stock Repurchases

We have a stockholder rights agreement (the “Rights Agreement”) that provides existing stockholders with the right to purchase preferred stock in the event of certain changes in our ownership. Specifically, existing stockholders will have the right to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock for each share of common stock held, or, under certain circumstances, shares of common stock with a market value twice the exercise price of such right. The purchase price in either case is determined by the Board of Directors, subject to adjustment.

On November 1, 2006, we amended our Rights Agreement in a second amendment such that the beneficial ownership by any person or entity of up to 25% of our common stock (including ownership of convertible notes or other securities convertible into our common stock) will not trigger a distribution pursuant to the Rights Agreement, provided that such person or entity beneficially owns no more than 20% of our outstanding common stock (including ownership of securities convertible into our common stock, but excluding ownership of notes convertible into our common stock).

Subject to certain exceptions, including the first amendment discussed below with respect to Private Capital Management, these rights may be exercised the tenth day after any person or group becomes the beneficial owner (or makes an offer that would result in such beneficial ownership) of 20% or more of the outstanding common stock. If such change in beneficial ownership is combined with a merger of Quantum or a sale of more than 50% of our assets, then the existing stockholders have the right to purchase, for the exercise price, a number of shares of common stock in the surviving entity having a market value of twice the exercise price of such right. The Rights Agreement may serve as a deterrent to takeover tactics that are not in the best interests of stockholders. There are 1,000,000 preferred shares reserved for issuance under the Rights Agreement.

On October 28, 2002, we amended our Rights Agreement to allow Private Capital Management to acquire up to 25% of our outstanding common stock without triggering the issuance of the preferred shares in exchange for its entering into a Stockholder Agreement with us that places certain restrictions on Private Capital Management with respect to its ownership and control of its shares of our common stock. The effect of both amendments to the Rights Agreement on holders of our common stock is that it is less likely that the preferred shares under the Rights Agreement will be issued to the holders of our common stock.

During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2007 and 2006, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock, although our ability to repurchase our common stock is restricted under our credit facility covenants.

Note 14: Savings and Investment Plan

Substantially all of the regular domestic employees are eligible to make contributions to our 401(k) savings and investment plan. We match a percentage of our employees’ contributions and may also make additional discretionary contributions to the plan. Employer contributions were $4.5 million, $3.0 million and $2.8 million in fiscal 2007, 2006 and 2005, respectively.

Note 15: Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	As of March 31,
	2007	2006	2005
Federal:
Current	$(765)	$—	$(11,922)
Deferred	—	—	—

	(765)	—	(11,922)
State:
Current	626	464	395
Deferred	—	—	—

	626	464	395
Foreign:
Current	4,071	1,005	2,886
Deferred	1,006	(71)	2

	5,077	934	2,888

Income tax provision (benefit)	$4,938	$1,398	$(8,639)

The income tax provision (benefit) from continuing operations differs from the amount computed by applying the federal statutory rate of 35% to loss before income taxes as follows (in thousands):

	As of March 31,
	2007	2006	2005
Benefit at federal statutory rate	$(20,704)	$(13,909)	$(4,247)
State taxes	626	464	395
Unbenefited losses and credits	25,425	15,118	7,135
Net release of contingent tax reserves	—	—	(15,595)
Taxes on dividend repatriation	(765)	—	3,500
Other	356	(275)	173

	$4,938	$1,398	$(8,639)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2007	2006
Deferred tax assets:
Inventory valuation methods	$18,989	$7,567
Accrued warranty expense	12,322	13,940
Distribution reserves	5,743	4,401
Loss carryforwards	55,103	65,764
Foreign tax and research and development credit carryforwards	223,792	183,970
Restructuring charge accruals	4,271	3,271
Other accruals and reserves not currently deductible for tax purposes	25,782	9,970
Depreciation and amortization methods	34,128	41,044

	380,130	329,927
Less valuation allowance	(263,437)	(276,324)

Deferred tax asset	$116,693	$53,603

Deferred tax liabilities:
Acquired intangibles	$(75,402)	$(17,054)
Tax on unremitted foreign earnings	(25,492)	(18,622)
Other	(15,413)	(17,500)

Deferred tax liability	$(116,307)	$(53,176)

Net deferred tax asset	$386	$427

Pretax income from foreign operations was $17.1 million for fiscal 2007 compared to $10.2 million for fiscal 2006 and a loss of $0.4 million for fiscal 2005.

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor, we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8.8 million. As of March 31, 2007, $6.2 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

During the third quarter of fiscal 2007, the decision was made not to utilize the provisions of the Homeland Reinvestment Act for dividends paid from foreign subsidiaries on the fiscal 2006 income tax return filed.

As of March 31, 2007, we had federal net operating loss and tax credit carryforwards of approximately $151.6 million and $189.5 million, respectively. $24.9 million of the federal net operating loss carryforwards are attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2009 if not previously utilized. These carryforwards include $14.6 million of acquired net operating losses and $10.3 million of credits, the utilization of which is limited under the tax law ownership change provisions.

Manufacturing operations in Malaysia operate under a tax holiday which will expire in whole or in part during fiscal year 2016. The net impact of this tax holiday was to decrease our net loss by approximately $2.7 million in fiscal year 2007 ($0.01 per share, diluted). We had no material tax holiday benefits during fiscal years 2005 and 2006 respectively.

Due to our history of net losses, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize the deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. net deferred tax assets.

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

Note 16: Net Loss Per Share

The following table set forth the computation of basic and diluted net loss per share (in thousands, except per-share data):

	For the year ended March 31,
	2007	2006	2005
Net loss	$(64,094)	$(41,479)	$(3,496)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	192,236	184,063	181,111

Basic and diluted net loss per share	$(0.33)	$(0.23)	$(0.02)

The computations of diluted net loss per share for the periods presented excluded the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•	Options to purchase 36.3 million shares, 27.8 million shares, and 31.4 million shares of Quantum common stock, which were outstanding as of March 31, 2007, 2006, and 2005, respectively.

•	Unvested restricted stock of 3.7 million shares, 1.5 million shares and 0.8 million shares outstanding at March 31, 2007, 2006 and 2005, respectively.

Note 17: Litigation

On August 7, 1998, we were named as one of several defendants in a patent infringement lawsuit filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. The plaintiff, Papst Licensing GmbH (“Papst”), owns numerous United States patents, which Papst alleges are infringed upon by hard disk drive products that were sold by our former hard disk drive business. In October 1999, the case was transferred to a federal district court in New Orleans, Louisiana, where it has been joined with other lawsuits involving Papst for purposes of coordinated discovery under multi-district litigation rules. The other lawsuits have Maxtor, Minebea Limited and several other companies as parties. As part of the disposition of our hard disk drive business, HDD, to Maxtor in April 2001, Maxtor assumed the defense of the Papst claims and agreed to indemnify us with respect to litigation relating to this dispute. Maxtor has subsequently been acquired by Seagate, which has assumed Maxtor’s defense and indemnification obligations.

On May 18, 2006, a lawsuit was filed in King County Superior Court, Seattle, Washington, naming ADIC and its directors as defendants. The lawsuit is a purported class action filed by Richard Carrigan on behalf of an alleged class of ADIC’s shareholders. Plaintiff alleged, among other things, that the director defendants breached their fiduciary duties in approving the proposed acquisition of ADIC by Quantum that was publicly announced on May 2, 2006. The suit sought to enjoin the defendants from consummating the proposed acquisition and other relief. Though the acquisition has since been consummated, the lawsuit remained pending and we have continued discussions with the plaintiff to reach a resolution. In January 2007 the parties entered into a memorandum of understanding to settle the litigation and the parties submitted a settlement agreement to the Court for approval in May 2007, which was preliminarily approved. A hearing for final approval is expected to occur in July 2007.

Note 18: Commitments and Contingencies

Lease Commitments

We lease certain facilities under non-cancelable lease agreements. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance.

Rent expense was $17.6 million, $13.8 million and $14.6 million for fiscal 2007, 2006 and 2005, respectively. Sublease income was $1.5 million, $1.6 million and $1.2 million for fiscal 2007, 2006 and 2005, respectively.

Future minimum lease payments under operating leases and sublease income are as follows (in thousands):

	Lease Payments	Sublease Income
For the year ending March 31,
2008	$17,593	$1,630
2009	14,465	1,628
2010	12,005	734
2011	10,520	107
2012	8,658	44
Thereafter	33,742	—

Total future minimum lease payments and sublease income	$96,983	$4,143

Synthetic Lease Commitment

Prior to February 2006, we had a five-year synthetic lease agreement with a group of financial institutions (collectively, the “lessor”) for a campus facility in Colorado Springs, Colorado, comprised of three buildings, which would have expired in December 2007. The lease for the three buildings was accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

In February 2006, we terminated our synthetic lease agreement with the lessor and completed a sale-leaseback transaction for this facility. We sold the facility for $54.3 million and the total gain on this transaction was approximately $3.2 million, of which $255,000 and $42,000 was recorded during fiscal 2007 and 2006, respectively. The remaining gain was deferred and is being recognized over the term of the lease. In connection with this sale, we leased the facility from the purchaser pursuant to three leases with initial terms of five, seven and 15 years, respectively. The future minimum lease payment schedule above includes $51.5 million remaining lease obligation for the aggregate base monthly rent for this facility. We expect to receive approximately $2.2 million under noncancellable subleases for portions of this facility through fiscal 2010.

Commitments for Additional Investments

As of March 31, 2007, we had commitments to provide an additional $1.5 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. We will invest funds as required until our remaining commitments are satisfied.

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2007, we had issued non-cancelable purchase orders for $53.4 million to purchase finished goods from our contract manufacturers and had accrued $2.8 million and $3.9 million as of March 31, 2007 and 2006, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 19: Geographic and Customer Information

Revenue and long-lived assets (property and equipment, service inventories, goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the location of customers) (in thousands):

	For the year ended March 31,
	2007		2006		2005
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
Americas	$675,755	$696,891	$559,272	$178,785	$459,968	$192,192
Europe	259,071	9,613	196,378	10,191	247,300	18,235
Asia Pacific	81,348	14,731	78,637	4,075	86,900	2,702

	$1,016,174	$721,235	$834,287	$193,051	$794,168	$213,129

The following table shows two customers that accounted for 10% or more of our revenue in current or prior years (in millions):

	For the year ended March 31,
	2007		2006		2005
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Dell	$198.8	20%	$152.4	18%	$131.7	17%
Hewlett-Packard	$92.2	9%	$149.8	18%	$173.9	22%

Note 20: Unaudited Quarterly Financial Data

(In thousands, except per-share data)

	For the year ended March 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$186,595	$250,370	$301,899	$277,310
Gross margin	$52,025	$70,613	$89,016	$81,731
Net loss	$(3,576)	$(30,676)	$(9,524)	$(20,318)
Basic and diluted loss per share	$(0.02)	$(0.16)	$(0.05)	$(0.10)

	For the year ended March 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$206,637	$203,607	$218,365	$205,678
Gross margin	$57,442	$52,659	$63,660	$58,167
Net income (loss)	$(5,477)	$(13,788)	$819	$(23,033)
Basic and diluted income (loss) per share	$(0.03)	$(0.07)	$—	$(0.12)

During the second quarter of fiscal 2007, we completed our acquisition of ADIC and expensed $14.7 million of in-process research and development. This transaction is reflected in the net loss and the basic and diluted loss per share for the second quarter of fiscal 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Quantum Corporation

We have audited the accompanying consolidated balance sheets of Quantum Corporation as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, in fiscal 2007, Quantum Corporation changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quantum Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 11, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Quantum Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Quantum Corporation maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Quantum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Advanced Digital Information Corporation (“ADIC”), which was acquired on August 22, 2006. As of and for the year ended March 31, 2007 total assets and net sales of ADIC represented 16% and 29% of consolidated total assets and net sales, respectively. Our audit of internal control over financial reporting for Quantum Corporation also did not include an evaluation of the internal control over financial reporting of ADIC.

In our opinion, management’s assessment that Quantum Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Quantum Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quantum Corporation as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 of Quantum Corporation and our report dated June 11, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 11, 2007

QUANTUM CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

(in thousands)	Balance at beginning of period	Additions assumed in ADIC Acquisition	Additions (Releases) charged to expense	Deductions (i)	Balance at end of period
For the year ended:
March 31, 2005	$9,988	$—	$1,474	$(2,500)	$8,962
March 31, 2006	$8,962	$—	$(581)	$(538)	$7,843
March 31, 2007	$7,843	$1,446	$133	$(2,991)	$6,431

(i)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, is set forth at the end of Part II, Item 8 of this Annual Report on Form 10-K. This report addresses Ernst & Young LLP’s audit of our internal control over financial reporting as of March 31, 2007 and of management’s assessment of internal control over financial reporting set forth below. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Ernst Young LLP for a more complete understanding of the matters presented.

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

Based on the controls evaluation, our CEO and CFO have concluded that, subject to the inherent limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and the CFO, particularly during the time when our periodic reports are being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from Advanced Digital Information Corporation (“ADIC”), which was acquired on August 22, 2006. As allowed pursuant to guidance from the Securities and Exchange Commission, the evaluation of internal control over financial reporting of ADIC may be excluded. We provided Ernst & Young LLP, an independent registered public accounting firm, management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 excluding all ADIC internal controls. As of and for the year ended March 31, 2007 total assets and net sales of ADIC represented 16% and 29% of consolidated total assets and net sales, respectively.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included at the end of Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Non-Audit Services of Independent Auditors

Sections 201 and 202 of the Sarbanes-Oxley Act of 2002, signed into law on July 30, 2002, require that all audit services and non-audit services by our independent auditors, Ernst & Young LLP, must be pre-approved by our Audit Committee. Furthermore, the Act prohibits an auditor from performing certain non-audit services for an audit client regardless of the Audit Committee’s approval, subject to certain exceptions issued by the Public Company Accounting Oversight Board.

All services performed by Ernst & Young LLP in the fiscal 2007 were approved by our Audit Committee, consistent with our internal policy.

ITEM 9B.	Other information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2007. For information pertaining to our executive officers, refer to the “Executive Officers of Quantum Corporation” section of Part I, Item 1 of this Annual Report on Form 10-K.

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

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2007.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2007.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2007.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

Investor Relations

Quantum Corporation

1650 Technology Drive Suite 700

San Jose, California 95110

408-944-4450

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements—Our Consolidated Financials Statements are listed in the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules—Our consolidated valuation and qualifying accounts (Schedule II) financial statement schedule is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

(b)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-13449	3.2	November 4, 2005

3.3	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000

3.4	Certificate of Amendment to Amended and Restated By-laws of Registrant, effective May 21, 2007.	8-K	001-13449	3.1	May 25, 2007

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999

4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

4.3	Second Amendment to the Amended and Restated Preferred Shares Rights Plan, dated November 1, 2006.	8-K	001-13449	4.1	November 6, 2006

4.4	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007

10.2	Form of Officer Change of Control Agreement, dated April 1, 2007, between Registrant and the Executive Officers (other than the Chief Executive Officer). *	8-K	001-13449	10.2	April 4, 2007

10.3	Chief Executive Officer Change of Control Agreement, dated April 1, 2007, between Registrant and the Chief Executive Officer. *	8-K	001-13449	10.1	April 4, 2007

10.4	Form of Director Change of Control Agreement, dated April 1, 2007, between Registrant and the Directors. *	8-K	001-13449	10.3	April 4, 2007

10.5	1993 Long-Term Incentive Plan (as amended and restated effective February 27, 2006). *	8-K	001-13449	10.2	March 3, 2006

10.6	1993 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement. *	8-K	001-13449	10.3	March 3, 2006

10.7	1993 Long-Term Incentive Plan Form of Stock Option Agreement. *	Schedule TO	005-35818	99(d)(5)	June 4, 2001

10.8	Nonemployee Director Equity Incentive Plan. *	Schedule 14A	001-13449	Appendix A	July 21, 2003

10.9	Nonemployee Director Equity Incentive Plan -Form of Restricted Stock Agreement. *	10-K	001-13449	10.9	June, 14, 2004

10.10	Amended Employee Stock Purchase Plan. *	8-K	001-13449	10.1	November 18, 2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.11	Termination Agreement and General Release of All Claims, dated March 17, 2007, between Registrant and Howard L. Matthews III. *	8-K	001-13449	10.1	March 22, 2007

10.12	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006

10.13	Employment Offer Letter, dated August 28, 2006, between Registrant and Jon W. Gacek. *	8-K	001-13449	10.3	September 7, 2006

10.14	Change of Control Agreement, dated as of May 14, 1999, between ADIC and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006

10.15	Change of Control Agreement, dated November 5, 1999, between ADIC and Jon W. Gacek. *	8-K	001-13449	10.1	July 25, 2006

10.16	Offer Letter, dated May 25, 2007, between Registrant and Joseph A. Marengi. *	8-K	001-13449	10.1	May 25, 2007

10.17	Transaction Bonus and Severance Protection Agreement, dated January 4, 2005, between Certance, LLC and Howard L. Matthews III. *	8-K	001-13449	10.3	June 2, 2005

10.18	Form of Director Grant Agreement. *	8-K	001-13449	10.1	September 29, 2005

10.19	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003

10.20	Resale Registration Rights Agreement, dated July 30, 2003, between Registrant, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and McDonald Investments Inc.	S-3	333-109587	4.3	October 9, 2003

10.21	Credit Agreement, dated as of August 22, 2006, by and among Registrant, the lenders from time to time party thereto, and KeyBank National Association	8-K	001-13449	99.2	August 28, 2006

10.22	Term Loan Agreement, dated as of August 22, 2006, by and among Registrant, the lenders from time to time party thereto, and KeyBank National Association.	8-K	001-13449	99.3	August 28, 2006

10.23	Commitment Letter, dated as of April 27, 2006, between Registrant and KeyBank National Association.	8-K	001-13449	99.4	August 28, 2006

10.24	Side Letter, dated as of August 22, 2006 and effective August 18, 2006, between Registrant and KeyBank National Association.	8-K	001-13449	99.5	August 28, 2006

10.25	First Amendment to Credit Agreement, dated as of November 27, 2006, by and among Registrant, the lenders from time to time party thereto, and KeyBank National Association.	8-K	001-13449	10.1	December 1, 2006

		Incorporate by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.26	First Amendment to Term Loan Agreement, dated as of November 27, 2006, by and among Registrant, the lenders from time to time party thereto, and KeyBank National Association.	8-K	001-13449	10.2	December 1, 2006

10.27	Side Letter, dated as of November 27, 2006, between Registrant and KeyBank National Association.	8-K	001-13449	10.3	December 1, 2006

10.28	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006

10.29	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006

10.30	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006

10.31	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006

10.32	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006

10.33	Agreement and Plan of Merger by and among Registrant, Agate Acquisition Corp. and Advanced Digital Information Corporation, dated May 2, 2006.	8-K	001-13449	2.1	May 5, 2006

10.34	Form of Voting Agreement entered into with certain Directors and Officers, dated May 2, 2006.	8-K	001-13449	10.1	May 5, 2006

10.35	Particulars and Conditions of Sale between Quantum Perepheral Products (Ireland) Limited (as Vendor) and Ronan Egan ( in Trust) (as Purchaser).	8-K	001-13449	10.1	May 9, 2006

10.36	License Agreement, between Quantum Perepheral Products (Ireland) Limited (as Licensee) and Ciaran O’ Donoghue and Nuiall O’ Donoghue (as Licensor).	8-K	001-13449	10.2	May 9, 2006

10.37	Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000 by and among Registrant, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits).	10-Q	001-13449	10.1	February 14, 2001

10.38	Tax Sharing and Indemnity Agreement by and among Registrant, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004

10.39	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.40	Agreement and Plan of Merger, dated as of October 20, 2004, among Registrant, Certance Holdings, an exempted company organized under the laws of the Cayman Islands, New SAC, an exempted company organized under the laws of the Cayman Islands and the principal stockholder of Certance, and Quartz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant.	8-K	001-13449	10.1	October 25, 2004

10.41	Letter Agreement, dated December 19, 2005, between Registrant and New SAC.	8-K	001-13449	10.1	December 22, 2005

12.1	Ratio of Earnings to Fixed Charges. ‡

21	Quantum Subsidiaries. ‡

23.1	Consent of Independent Registered Public Accounting Firm. ‡

24	Power of Attorney (see signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President and
Chief Financial Officer

Dated: June 13, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Belluzzo and Jon W. Gacek, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 13, 2007.

Signature	Title

/s/ RICHARD E. BELLUZZO	Chairman of the Board and Chief Executive Officer
Richard E. Belluzzo	(Principal Executive Officer)

/s/ JON W. GACEK	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Jon W. Gacek

/s/ MICHAEL A. BROWN	Director
Michael A. Brown

/s/ THOMAS S. BUCHSBAUM	Director
Thomas S. Buchsbaum

/s/ ALAN L. EARHART	Director
Alan L. Earhart

/s/ EDWARD M. ESBER, JR.	Director
Edward M. Esber, Jr

/s/ ELIZABETH A. FETTER	Director
Elizabeth A. Fetter

/s/ JOSEPH A. MARENGI	Director
Joseph A. Marengi

/s/ JOHN M. PARTRIDGE	Director
John M. Partridge

/s/ STEVEN C. WHEELWRIGHT	Director
Steven C. Wheelwright