Form 10-Q
period 2007-06-30
QUANTUM CORP /DE/
filed 2007-08-09
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of the close of business on July 31, 2007 approximately 199.9 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	June 30, 2007	June 30, 2006
Product revenue	$181,631	$140,795
Service revenue	40,104	18,249
Royalty revenue	24,033	27,551

Total revenue	245,768	186,595

Cost of product revenue	137,143	119,962
Cost of service revenue	30,331	14,608
Restructuring charges related to cost of revenue	237	—

Total cost of revenue	167,711	134,570
Gross margin	78,057	52,025
Operating expenses:
Research and development	26,358	22,328
Sales and marketing	35,356	20,118
General and administrative	21,517	12,858
Restructuring charges	9,114	83

	92,345	55,387

Loss from operations	(14,288)	(3,362)
Interest income and other, net	4,357	1,963
Interest expense	(13,634)	(2,162)

Loss before income taxes	(23,565)	(3,561)
Income tax provision (benefit)	(980)	15

Net loss	$(22,585)	$(3,576)

Basic and diluted net loss per share	$(0.11)	$(0.02)
Basic and diluted weighted-average common and common equivalent shares	198,289	188,198

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2007 (Unaudited)	March 31, 2007(1)
Assets
Current assets:
Cash and cash equivalents	$79,937	$60,581
Marketable securities	10,000	35,000
Accounts receivable, net of allowance for doubtful accounts of $6,754 and $6,431, respectively	175,232	149,435
Inventories	76,316	91,153
Deferred income taxes	14,679	17,137
Assets held for sale, net	8,194	—
Other current assets	38,312	33,155

Total current assets	402,670	386,461

Long-term assets:
Property and equipment, less accumulated depreciation	39,359	50,241
Service parts for maintenance, less accumulated amortization	79,503	82,361
Purchased technology, less accumulated amortization	97,810	106,524
Other intangible assets, less accumulated amortization	87,829	92,077
Goodwill	389,530	390,032
Other long-term assets	13,706	18,133

Total long-term assets	707,737	739,368

	$1,110,407	$1,125,829

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,146	$92,292
Accrued warranty	26,807	30,669
Deferred revenue, current	57,241	57,617
Current portion of long-term debt	25,000	25,000
Accrued restructuring charges	14,763	13,289
Other accrued liabilities	94,060	110,583

Total current liabilities	295,017	329,450

Long-term liabilities:
Deferred revenue, long-term	27,551	27,634
Deferred income taxes	14,310	16,751
Long-term debt	361,250	337,500
Convertible subordinated debt	160,000	160,000
Other long-term liabilities	13,875	53

Total long-term liabilities	576,986	541,938

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000 shares authorized; 199,346 and 197,817 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	313,915	308,387
Accumulated deficit	(81,850)	(60,472)
Accumulated other comprehensive income	6,339	6,526

Stockholders’ equity	238,404	254,441

	$1,110,407	$1,125,829

(1)	Derived from the March 31, 2007 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal 2007, as filed with the Securities and Exchange Commission on June 13, 2007.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(22,585)	$(3,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,667	4,569
Amortization	17,575	5,796
Realized gain on sale of securities	(2,122)	—
Gain on Ireland facility closure	—	(476)
Deferred income taxes	17	(37)
Share-based compensation	2,850	1,778
Fixed assets written off in restructuring	360	—
Changes in assets and liabilities, net of effects from acquisition and assets held for sale:
Accounts receivable	(25,797)	(4,938)
Inventories	7,919	1,312
Service parts for maintenance	(1,058)	(6,212)
Accounts payable	(6,839)	2,038
Accrued warranty	(3,862)	(2,180)
Deferred revenue	(459)	(256)
Accrued restructuring charges	1,976	(7,103)
Other assets and liabilities	1,165	(2,958)

Net cash used in operating activities	(21,193)	(12,243)

Cash flows from investing activities:
Purchases of marketable securities	(65,000)	(287,473)
Proceeds from sale of marketable securities	90,000	246,275
Purchases of property and equipment	(4,746)	(5,169)
Proceeds from sale of Ireland facility	—	6,000

Net cash provided by (used in) investing activities	20,254	(40,367)

Cash flows from financing activities:
Borrowings of long-term debt	50,000	—
Repayments of long-term debt	(26,250)	—
Proceeds from issuance of common stock, net	2,678	297

Net cash provided by financing activities	26,428	297

Net increase (decrease) in cash and cash equivalents	25,489	(52,313)
Cash and cash equivalents at beginning of period	60,581	123,298

Cash and cash equivalents at end of period	$86,070	$70,985

Reconciliation of cash and cash equivalents at end of period:
Cash and cash equivalents included in assets held for sale	$6,133	$—
Cash and cash equivalents	79,937	70,985

Cash and cash equivalents at end of period	$86,070	$70,985

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,627	$150
Income taxes, net of refunds	$(2,074)	$634
Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee share-based awards	$129	$5

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 Description of Business

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE: QTM), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs.

Note 2 Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2007 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2007.

On August 22, 2006, we completed our acquisition of Advanced Digital Information Corporation (“ADIC”). ADIC’s results of operations and cash flows are included in our Condensed Consolidated Statements of Operations and Cash Flows from this date.

During the second quarter of fiscal 2007, we changed our accounting estimate related to the valuation of service parts for maintenance. Previously, we amortized the value of our finished goods service parts over a five year period and evaluated the difference between cost and market value for our component service parts on a quarterly basis, recording write-downs if the cost exceeded estimated market value. Beginning in the second quarter of fiscal 2007, we are amortizing all of our service parts for maintenance on a straight-line basis over a total life of eight years and will record additional write-downs when excess and obsolete parts not covered by the amortization are identified. This change in estimate reflects our usage of service parts, which are used to support our products during their life cycles as well as generally five years after a product reaches end of life. In addition to this change in estimate, we have also reclassified service parts for maintenance from current assets to long-term assets to reflect the expected life of these assets. During the three months ended June 30, 2007, we estimated both our cost of revenue and net loss were higher by $2.0 million compared to what would have been recorded using previous estimates. Our net loss increased $0.01 per share for the three months ended June 30, 2007 using the changed estimate.

Certain prior period balances in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation. In the Condensed Consolidated Statements of Operations, we began presenting revenue and cost of revenue separately for products and services because our service revenue exceeded 10% of our total revenue. We have made a corresponding adjustment to the Condensed Consolidated Statement of Operations for the three months ended June 30, 2006. Our accounting policy for service revenue and cost of revenue is described in Note 3 below. For the three months ended June 30, 2006, we reclassified $1.8 million from research and development expense and $0.8 million from sales and marketing expense to general and administrative expense to conform to the fiscal year 2008 presentation of the allocation of information technology expenses within operating expenses in the Condensed Consolidated Statement of Operations. In the Condensed Consolidated Balance Sheet as of March 31, 2007, we reclassified $6.5 million from accounts payable to other accrued liabilities. On the Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2006, we reclassified depreciation and amortization to separate line items. We also reclassified to a separate line item the change in deferred revenue from the change in other assets and liabilities, and we included the change in income taxes payable in the change in other assets and liabilities. These reclassifications have no effect on total assets, stockholders’ equity, net loss or cash flows as previously presented.

Note 3 Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of our audited Consolidated Financial Statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 13, 2007. New significant accounting policies are disclosed below.

Service Revenue and Service Cost of Revenue

Service revenue is derived from contracts for field support provided to our branded customers in addition to professional services and repair services that are not otherwise included in the base price of the product. See our revenue recognition policy in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 13, 2007. Service does not include revenue or costs associated with basic warranty support on new branded or OEM products. We classify expenses as service cost of revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract, professional services and repair services. These estimates are based upon a variety of factors, including the nature of the support activity, the cost of stocking and shipping service parts for maintenance and the level of infrastructure required to support the activities that comprise service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Note 4 Stock Incentive Plans and Share-based Compensation

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, consultants, officers and affiliates. The Plans have reserved for future issuance 46.8 million shares of stock of which 15.6 million shares of stock were available for grant as of June 30, 2007.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. There were 3.7 million shares available for issuance as of June 30, 2007.

Share-Based Compensation

The following table summarizes the share-based compensation charges (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006
Share-based compensation:
Cost of revenue	$366	$251
Research and development	859	477
Sales and marketing	583	340
General and administrative	1,042	710

	$2,850	$1,778

Share-based compensation (by type of award):
Stock options	$1,370	$1,204
Stock purchase plan	408	359
Restricted stock	1,072	215

	$2,850	$1,778

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan. The weighted-average estimated values of employee stock option grants, as well as the weighted average assumptions used in calculating these values during the first quarter of fiscal 2008 and 2007, were based on estimates at the date of grant as follows:

	Three Months Ended
	June 30, 2007	June 30, 2006
Option life (in years)	3.8	4.2
Risk-free interest rate	4.59%	4.87%
Stock price volatility	45%	66%
Dividend yield	—	—
Weighted-average grant date fair value	$1.23	$1.76

The fair value of the restricted stock awards granted in the first quarter of fiscal 2008 is the intrinsic value as of the respective grant date since the restricted stock awards are granted at no cost. The weighted-average grant date fair values of restricted stock awards granted during the first quarter of fiscal 2008 and 2007 were $3.01 and $2.63, respectively.

Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted during the first quarter of fiscal 2008 or 2007.

Stock Activity

Stock Options

A summary of activity relating to our stock options is as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2007	36,259	$3.62
Granted	3,878	3.13
Exercised	(1,536)	1.83
Expired	(213)	9.73
Forfeited	(1,714)	4.71

Outstanding as of June 30, 2007	36,674	3.55	4.68	$22,862

Vested and expected to vest at June 30, 2007	33,055	3.68	4.56	19,907

Exercisable as of June 30, 2007	21,390	4.40	3.91	10,499

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2007	3,714	$1.69
Granted	2,802	3.01
Vested	(129)	2.77
Forfeited	(52)	2.79

Nonvested at June 30, 2007	6,335	2.24

Note 5 Acquisition of Advanced Digital Information Corporation

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

As of August 22, 2006, ADIC had approximately 2.5 million stock options outstanding. Based on the exchange ratio of 5.9756 calculated in accordance with the formula in the Merger Agreement, we assumed the outstanding options of ADIC, which are exercisable for an aggregate of 14.7 million shares of Quantum common stock. The fair value of options assumed was calculated using a Black-Scholes valuation model with the following assumptions for vested and unvested options assumed, respectively: expected life of 1.4 to 2.7 years, risk-free interest rate of 5.22% and 5.07%, expected volatility of 36.8% to 45.8% and no dividend yield. The portion of the estimated fair value of unvested ADIC options related to future service is being recognized over the remaining vesting period.

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

Current assets	$390,262
Property and equipment	29,758
Service parts for maintenance	16,067
Long-term assets	2,349
Intangible assets	190,278
Goodwill	342,352
Current liabilities *	(154,937)
Long-term liabilities	(37,885)
In-process research and development	14,700

Total purchase price	$792,944

*	Current liabilities include approximately $13.6 million of a restructuring liability related to the acquisition. The restructuring liability is primarily related to the severance benefits for pre-merger ADIC employees at the time of the acquisition.

Both goodwill and current liabilities decreased by $0.5 million from March 31, 2007 as a result of a net decrease in the estimate of severance benefits to be paid to certain pre-merger ADIC employees. In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of ADIC’s products. The fair value of intangible assets was based, in part, on a valuation completed by a third-party valuation firm using a discounted cash flow approach and other valuation techniques as well as estimates and assumptions provided by management. The following table sets forth the components of intangible assets associated with the acquisition and the weighted-average amortization period (fair value in thousands):

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

Note 6 Marketable Securities and Other Investments

At June 30, 2007, marketable securities were comprised of auction rate securities. At June 30, 2007, both the cost basis and the fair value of our marketable securities were $10.0 million. During the three months ended June 30, 2007 and June 30, 2006, sales of marketable securities resulted in no gains or losses.

Other investments consist of privately held technology companies and private technology venture limited partnerships and are recorded in other long-term assets on the Condensed Consolidated Balance Sheets. At June 30, 2007, we held $1.6 million of investments in private technology venture limited partnerships that are accounted for under the equity method and $0.3 million in other investments in a privately held technology company that is accounted for under the cost method. We realized a gain of $2.1 million during the first quarter of fiscal 2008 from the sale of shares in a privately held technology company that completed an initial public offering during June 2007. This gain is included in interest and other income, net on the Condensed Consolidated Statements of Operations. We did not have investments in private technology venture limited partnerships or investments in privately held technology companies in the first quarter of fiscal 2007.

We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability. There were no impairments in the first quarter of fiscal 2008.

Note 7 Inventories

Inventories consisted of the following (in thousands):

	June 30, 2007	March 31, 2007
Raw materials and purchased parts	$28,554	$45,011
Work in process	3,657	7,234
Finished goods	44,105	38,908

	$76,316	$91,153

At June 30, 2007, we had $6.9 million of inventory consisting primarily of raw materials in assets held for sale on the Condensed Consolidated Balance Sheet. See Note 18, Malaysia Subsidiary Sale, below.

Note 8 Goodwill and Intangible Assets

As of June 30, 2007 and March 31, 2007, goodwill and intangible assets, net of amortization, were $575.2 million and $588.6 million, respectively, and represented approximately 52% of total assets. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present.

Intangible Assets

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to ten years. In estimating the useful lives of intangible assets, we consider the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	Our tape automation and software products, in particular, have long development cycles and have experienced long product life cycles; and

•	Our ability to leverage core technology into backup, recovery and archive solutions and, therefore, to extend the lives of these technologies.

The following tables provide a summary of the carrying value of intangible assets that will continue to be amortized (in thousands):

	As of June 30, 2007			As of March 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$189,119	$(91,309)	$97,810	$189,119	$(82,595)	$106,524
Trademarks	27,260	(20,119)	7,141	27,260	(19,221)	8,039
Non-compete agreements	2,000	(1,593)	407	2,000	(1,568)	432
Customer lists	108,272	(27,991)	80,281	108,272	(24,666)	83,606

	$326,651	$(141,012)	$185,639	$326,651	$(128,050)	$198,601

The total amortization expense related to intangible assets is provided in the table below (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006
Purchased technology	$8,714	$4,612
Trademarks	898	752
Non-compete agreements	25	—
Customer lists	3,325	173

	$12,962	$5,537

The total expected future amortization related to intangible assets is provided in the table below (in thousands):

Amortization
Nine months ending March 31, 2008	$35,983
Fiscal 2009	41,076
Fiscal 2010	36,785
Fiscal 2011	28,815
Fiscal 2012 and thereafter	42,980

Total as of June 30, 2007	$185,639

Note 9 Accrued Warranty and Indemnifications

The following table details the quarterly change in the accrued warranty balance (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006
Beginning balance	$30,669	$32,422
Additional warranties issued	5,805	5,425
Settlements made in cash	(9,667)	(7,605)

Ending balance	$26,807	$30,242

Warranties

We generally warrant our products against defects for periods ranging from 3 to 36 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair including materials consumed in the repair and labor and overhead amounts necessary to perform the repair.

If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of June 30, 2007, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Note 10 Convertible Subordinated Debt, Long-Term Debt and Interest Rate Collar

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

Long-term debt

As of June 30, 2006, we had a secured senior credit facility with a group of banks, providing us with a $145 million revolving credit line which was scheduled to mature in October 2008. On August 22, 2006, the revolving credit line was terminated and replaced by a new secured senior credit facility with a group of lenders that provides a $150 million revolving credit line, a $225 million term loan and a $125 million second lien term loan which mature on August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

During the first quarter of fiscal 2008, we borrowed $50.0 million on the revolving credit line and made payments of $20.0 million and $6.3 million on the revolving credit line and the term loan, respectively.

As of June 30, 2007, the outstanding balances were $55.0 million on the revolving credit line, $206.3 million on the term loan and $125.0 million on the second lien term loan. The interest rate at June 30, 2007 was 9.32% on the term loan and 13.57% on the second lien term loan. Interest rates on the outstanding revolving credit line at June 30, 2007 were 8.32% on $25 million borrowed and 9.05% on $30 million borrowed. See Note 18, Debt Refinancing, below.

Interest Rate Collar

We have an interest rate no cost collar instrument that fixes the interest rate on $87.5 million of our variable rate term loans between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. During the first quarter of fiscal 2008, the three month LIBOR rate was within the floor and cap.

The interest rate collar did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recorded the change in fair market value in other long-term assets in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of June 30, 2007, the market value of the interest rate collar was $30,000. We do not engage in hedging activity for speculative or trading purposes.

Note 11 Restructuring Charges

During fiscal 2007, management approved and began executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. In the first quarter of fiscal 2008, we continued to implement our roadmap decisions and actions to improve efficiencies in operations. The restructuring charges that resulted from these cost reduction efforts relate to consolidation of our operations and partnering with a third party on certain research and development efforts. Substantial steps have been completed as of June 30, 2007, and the associated costs have been recorded.

The following tables show the type of restructuring expense for the three months ended June 30, 2007 and June 30, 2006 (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006
By expense type
Severance and benefits	$7,541	$83
Facilities	899	—
Fixed assets	360	—
Other	551	—

Total	$9,351	$83

By cost reduction actions
Partner with third party on certain research and development efforts	$5,564	$—
Consolidate operations supporting our business	3,787	83

Total	$9,351	$83

During the first quarter of fiscal 2008, our severance and benefits expenses were primarily the result of our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations. We expect the majority of these charges to be paid to the impacted employees during the second and third quarters of fiscal 2008. The $8.1 million in severance expenses in the first quarter were offset in part by reversals of $0.5 million primarily due to new information regarding certain employees subject to previous restructuring actions. In comparison, during the first quarter of fiscal 2007, a $0.1 million net charge was recorded for severance as part of the continuing effort to streamline our marketing and information technology functions.

We continued activities to consolidate our operations into fewer locations during the first quarter of fiscal 2008. We vacated a portion of our Boulder, Colorado facility, resulting in restructuring charges of $0.9 million and had $0.4 million in fixed asset write-offs related to leasehold improvements in consolidating operations within our existing European locations.

In addition to the restructuring charges incurred this quarter, we had $0.5 million in net reversals related to restructuring costs associated with exiting activities of pre-merger ADIC. The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions throughout the world. These reversals were recognized as a reduction of the liability assumed in the purchase business combination and were included in the allocation of the cost to acquire ADIC and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in the first quarter of fiscal 2008.

The following tables show the activity during the three months ended June 30, 2007 and the estimated timing of future payouts for cost reduction actions as of June 30, 2007 (in thousands):

	For the three months ended June 30, 2007
	Severance and Benefits	Facilities	Fixed Assets	Other	Total
Balance as of March 31, 2007	$10,747	$792	$—	$1,750	$13,289
Restructuring costs	8,267	899	360	551	10,077
Reversals	(1,228)	—	—	—	(1,228)
Cash payments	(5,557)	(186)	—	(518)	(6,261)
Non-cash charges	58	—	(360)	(812)	(1,114)

Balance as of June 30, 2007	$12,287	$1,505	$—	$971	$14,763

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2008	$12,287	$730	$971	$13,988
Fiscal 2009 to 2013	—	775	—	775

	$12,287	$1,505	$971	$14,763

The $14.8 million restructuring accrual as of June 30, 2007 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for research and development programs and moving services. The severance and benefits charges and the noncancellable purchase obligations will be paid during fiscal 2008. The facilities charges relating to vacant facilities in Boulder, Colorado, and Ithaca, New York will be paid over their respective lease terms, which continue through fiscal 2013.

Additional charges may be incurred in the future related to these restructurings, particularly if the actual costs associated with restructured activities are higher than estimated. During the remainder of fiscal 2008, we plan additional implementation of integration savings plans to reduce our ongoing cost structure by consolidating facilities. Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps. Future charges that we may incur associated with future cost reduction activities are not estimable at this time.

Note 12 Income Taxes

We had a tax benefit of $1.0 million for the three months ended June 30, 2007 as compared to tax expense of $15,000 for the three months ended June 30, 2006. The current quarter’s tax benefit reflects expenses for foreign income taxes and state taxes of $1.2 million offset by a benefit of $2.2 million related to tax positions in foreign jurisdictions settled during the quarter. The provision for the three months ended June 30, 2006 reflected foreign income taxes and state taxes, net of expected tax refunds.

As a result of our implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN No. 48”), we recognized a $1.2 million decrease to the April 1, 2007 accumulated deficit balance due to adjustments for certain unrecognized tax benefits. At April 1, 2007, we had approximately $15.9 million in total unrecognized tax benefits.

During the quarter ended June 30, 2007, we recorded a net decrease in our unrecognized tax benefits primarily due to closure of the examination of certain foreign subsidiaries. The total unrecognized tax benefit remaining at June 30, 2007 amounted to $13.8 million, including interest. Of this total, $5.9 million, if recognized, would favorably affect the effective tax rate. We historically classified unrecognized tax benefits in current taxes payable, which are included in other accrued liabilities on the Condensed Consolidated Balance Sheets. As a result of adoption of FIN No. 48, the $13.8 million of unrecognized tax benefits were reclassified to long-term income taxes payable and are included in other long-term liabilities on the June 30, 2007 Condensed Consolidated Balance Sheet.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. At June 30, 2007 accrued interest and penalties totaled $1.3 million.

We file our tax returns as prescribed by the laws of the jurisdictions in which we operate. Our U.S. tax returns have been audited for years through 2002 by the Internal Revenue Service. In other major jurisdictions, we are generally open to examination for the most recent three to five fiscal years.

Although timing of the resolution and closure on audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Note 13 Net Loss Per Share

The following tables set forth the computation of basic and diluted net loss per share (in thousands, except per-share data):

	Three Months Ended
	June 30, 2007	June 30, 2006
Net loss	$(22,585)	$(3,576)
Weighted average shares outstanding used to compute basic and diluted net loss per share	198,289	188,198

Basic and diluted net loss per share	$(0.11)	$(0.02)

The computations of diluted net loss per share for the periods presented excluded the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•	Options to purchase 36.7 million shares and 26.3 million shares of Quantum common stock, which were outstanding as of June 30, 2007 and 2006, respectively.

•	Unvested restricted stock of 6.3 million shares and 0.7 million shares outstanding at June 30, 2007 and 2006, respectively.

Note 14 Comprehensive Loss

Total comprehensive loss, net of tax, if any, for the three months ended June 30, 2007 and 2006, respectively, is presented in the following table (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006
Net loss	$(22,585)	$(3,576)
Foreign currency translation adjustment	(187)	2,877

Total comprehensive loss	$(22,772)	$(699)

Note 15 Litigation

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

On May 18, 2006, a lawsuit was filed in King County Superior Court, Seattle, Washington, naming ADIC and its directors as defendants. The lawsuit is a purported class action filed by Richard Carrigan on behalf of an alleged class of ADIC’s shareholders. Plaintiff alleged, among other things, that the director defendants breached their fiduciary duties in approving the proposed acquisition of ADIC by Quantum that was publicly announced on May 2, 2006. The suit sought to enjoin the defendants from consummating the proposed acquisition and other relief. Though the acquisition has since been consummated, the lawsuit remained pending and we have continued discussions with the plaintiff to reach a resolution. In January 2007, the parties entered into a memorandum of understanding to settle the litigation and the parties submitted agreement to the Court for approval in May 2007, which was preliminarily approved. A hearing for final approval is expected to occur in August 2007.

Note 16 Commitments and Contingencies

Lease Commitments

We lease certain facilities under noncancellable lease agreements. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. See future minimum lease payments under operating leases and sublease income in Note 18 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 13, 2007.

Commitment for additional investment

As of June 30, 2007, we had commitments to provide an additional $1.4 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. We will invest funds as required until our remaining commitments are satisfied.

Commitments to purchase inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2007, we had issued non-cancelable purchase orders for $53.9 million to purchase finished goods from our contract manufacturers and had accrued $2.7 million and $2.8 million as of June 30, 2007 and March 31, 2007, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 17 Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, and became effective for us in the first quarter of fiscal 2008. Adoption of this standard did not have a significant impact on our financial position or results of operations.

In June 2006, the FASB issued FIN No. 48. Under FIN No. 48, a company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. FIN No. 48 clarifies how a company would measure the income tax benefits from the tax positions that are recognized, provides guidance as to the timing of the derecognition of previously recognized tax benefits and describes the methods for classifying and disclosing the liabilities within the financial statements for any unrecognized tax benefits. FIN No. 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and became effective for us in the first quarter of fiscal 2008. See Note 12 for the impact on our financial position and results of operations from adoption of FIN No. 48.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses for which the fair value option has been elected will be reported in earnings. This statement is effective for us beginning in fiscal 2009. We are currently evaluating the impact this statement will have, if any, on our consolidated financial position or results of operations.

Note 18 Subsequent Events

Malaysia Subsidiary Sale

On July 1, 2007 we completed an agreement for the sale of a Malaysia subsidiary to a third party contract manufacturer for approximately $8.2 million in cash. We effectively sold the assets of our Malaysian manufacturing operation, including the facility, inventory and other assets at book value offset by certain liabilities assumed in the sale. In connection with this agreement, the approximately 600 employees employed by us at June 30, 2007 transferred their employment to the third party contract manufacturer on July 1, 2007. Net assets held for sale at June 30, 2007 related to this transaction were as follows (in thousands):

Amount
(In thousands)
Cash and cash equivalents	$6,133
Inventories	6,916
Property and equipment, net	5,126
Other assets	424
Accounts payable	(8,307)
Other accrued liabilities	(2,098)

Assets held for sale, net	$8,194

Debt Refinancing

On July 12, 2007, we entered into a senior secured credit agreement (“the new credit agreement”) with a group of lenders, providing a $50 million revolving credit facility and a $400 million term loan and borrowed $400 million on the term loan to repay all borrowings under our secured senior credit facility dated August 22, 2006. We have incurred loan fees for this debt refinancing which will be capitalized and included in other long-term assets and then amortized to interest expense over the loan term commencing in the second quarter of fiscal 2008. In conjunction with the repayment of our existing secured senior credit facility, the unamortized debt costs of $8.1 million related to that borrowing will be expensed in the second quarter of fiscal 2008.

The $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date of, or convert into equity the existing $160 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at either, at our option, a prime rate plus a margin of 2.5% or LIBOR plus a margin of 3.5%. As of July 12, 2007, the interest rate on the term loan was 8.82%. Beginning on September 30, 2007, a principal payment on the term loan in an amount equal to $1.0 million will be payable quarterly with a final payment of all outstanding principal and interest to be paid at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may result in additional prepayment of the principal amount.

Under the new credit agreement, we have the ability to borrow up to $50 million under a senior secured revolving credit facility, of which up to $35 million is available in the form of letters of credit and up to $5 million is available for short-term borrowings under a swing line facility. Interest accrues on the revolving credit facility at either, at our option, a prime rate plus a margin of 2.5% or LIBOR plus a margin of 3.5%. We did not borrow under the revolving credit facility. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

The revolving credit facility and term loan under the new credit agreement are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit facility and term loan.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology; (2) our expectations regarding the amounts and timing of any future restructuring charges, including cost savings resulting therefrom; (3) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion; (4) our belief that we have sufficient resources to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months; (6) our expectation that we will return to profitability; (7) our goals for our future operating performance, including our revenue growth, amount and mix, our expectations regarding revenue, gross margin and operating expenses for fiscal 2008 and our cash flows; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; (9) our belief that we may make additional acquisitions in the future; (10) our belief that our total foreign exchange rate exposure is not material; (11) our expectations regarding the benefits of our acquisition of ADIC, including that the combined company will allow us to grow our business and improve our results of operations; (12) our expectations regarding the timing of recognized compensation costs related to our equity awards; (13) our expectations relating to our growth into disk, software and services markets; and (14) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding IT spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our ability to realize anticipated benefits from the ADIC acquisition; (5) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (6) the successful execution of our strategy to expand our businesses into new directions; (7) our ability to successfully introduce new products; (8) our ability to achieve and capitalize on changes in market demand; (9) our ability to pay down the principal and interest on our indebtedness; (10) our ability to maintain supplier relationships; and (11) those factors discussed under “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Overview

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading global storage company specializing in backup, recovery and archive. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs.

We offer a broad range of solutions in the data storage market, providing performance and value to organizations of all sizes, from Global 2000 enterprises to small businesses and satellite offices. We have a broad portfolio of disk-based backup solutions and are a leading provider of tape libraries and autoloaders, as well as a top supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. In addition, our service plan includes a broad range of coverage options to provide the level of support for the widest possible range of information technology environments, with service available in 180 countries.

We earn our revenue from the sale of products, systems and services through an array of channel partners to reach end user customers, which range in size from small businesses to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and under the names of various OEM customers. We face a variety of challenges and opportunities in responding to the competitive dynamics of the technology market which is characterized by rapid change, evolving customer demands and intense competition, including competition with several companies that are also significant customers.

We currently are focused on three primary objectives: to expand market access, mainly by building a stronger branded business; to create a stronger growth platform, particularly by expanding our disk-based backup systems and our software businesses; and to improve our financial position, taking advantage of cost savings and enhanced revenue and profit opportunities from our acquisition of ADIC in the prior fiscal year. In measuring our progress toward these objectives, we are focused on growing our branded business to at least 60 percent of non-royalty revenue, maintaining our quarterly media royalty revenue in the $20 million to $30 million range, driving growth in both the disk-based backup systems and in software solutions to deliver $30 million in revenue by the last quarter of fiscal 2008, and generating cash and repaying our debt.

For the first quarter of fiscal 2008, our service revenue exceeded 10% of our total revenue. As a result, we began presenting revenue and cost of revenue separately for products and services. We have made a corresponding reclassification to the Condensed Consolidated Statement of Operations for the three months ended June 30, 2006. See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements for additional information. The following discussion and analysis gives effect to this separate presentation.

During the first quarter of fiscal 2008, both revenue and gross margin increased compared to the first quarter of fiscal 2007 primarily due to our acquisition of ADIC in the second quarter of fiscal 2007. Product revenue increases were led by increases in our system automation products in both branded and OEM channels. We also had increases in service revenues in the first three months of fiscal 2008 compared to fiscal 2007. These increases were partially offset by decreases in revenue from devices and media within our product revenue category and decreased royalty revenue. Gross margin percentage increased primarily due to the change in sales mix as the proportion of product sales through our branded channels comprised 58% of non-royalty revenue in the first quarter of fiscal 2008 as compared to 47% in the prior year. Sales of branded products typically generate higher gross margins than sales to our OEM customers.

Operating expenses also increased compared to the first quarter of the prior year primarily due to our acquisition of ADIC. Research and development and sales and marketing expenses increased largely due to increased salaries and benefits from headcount increases compared to the first quarter of fiscal 2007. General and administrative expenses increased primarily due to increased facilities and related expenses.

We realized a gain of $2.1 million on the sale of Data Domain shares we sold as a selling stockholder in its initial public offering. We received the shares as consideration for a license fee relating to a patent cross licensing agreement completed in the fourth quarter of fiscal 2007. The increase in interest expense was related to the outstanding debt we used to finance our acquisition of ADIC.

On July 1, 2007 we sold our manufacturing operation in Penang, Malaysia to a third party contract manufacturer after the quarter ended for approximately $8.2 million. In connection with this agreement, the approximately 600 employees employed by us at June 30, 2007 transferred their employment to the third party contract manufacturer on July 1, 2007. The third party manufacturer will manufacture and supply products for us, expanding our existing outsource manufacturing relationship. The final sale price decreased from an estimated $11.6 million as disclosed in our Form 8-K as filed with the Securities and Exchange Commission on July 6, 2007, to $8.2 million primarily due to a reduction in net inventory. We have $8.2 million in assets held for sale, net on the June 30, 2007 Condensed Consolidated Balance Sheet related to this transaction.

On July 12, 2007, we entered into a new credit agreement with a group of lenders and we repaid the June 30, 2007 balances of our existing revolving credit line and term loans. Our new credit agreement provides us a $50 million revolving credit facility and a $400 million term loan which matures in July 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date of, or convert into equity our existing $160 million convertible subordinated debt prior to February 1, 2010. The $50 million senior secured revolving credit facility includes up to $35 million available in the form of letters of credit and up to $5 million available for short-term borrowings under a swing line facility. As of August 3, 2007, we had not borrowed from the revolving credit line and our outstanding term debt balance was $400 million at an interest rate of 8.82%. The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants. Our weighted average interest rate on the revolving and term debt will decrease from 10.53% in the first quarter of fiscal 2008 to approximately 9% in the second quarter of fiscal 2008 due to the new credit agreement. The decreased interest rates commencing in the second quarter of fiscal 2008 will reduce future interest expense.

RESULTS OF OPERATIONS

(In thousands)

	Three Months Ended
	June 30, 2007	% of revenue	June 30, 2006	% of revenue	Change	% Change
Product revenue	$181,631	73.9%	$140,795	75.5%	$40,836	29.0%
Service revenue	40,104	16.3%	18,249	9.8%	21,855	119.8%
Royalty revenue	24,033	9.8%	27,551	14.8%	(3,518)	(12.8)%

Total revenue	245,768	100.0%	186,595	100.0%	59,173	31.7%
Cost of product revenue	137,143	55.8%	119,962	64.3%	17,181	14.3%
Cost of service revenue	30,331	12.3%	14,608	7.8%	15,723	107.6%
Restructuring costs related to cost of revenue	237	0.1%	—	—	237	100.0%

Total cost of revenue	167,711	68.2%	134,570	72.1%	33,141	24.6%
Gross margin	78,057		52,025		26,032	50.0%
Gross margin rate	31.8%		27.9%
Product gross margin rate	24.5%		14.8%
Service gross margin rate	24.4%		20.0%

Operating expenses:
Research and development	26,358	10.7%	22,328	12.0%	4,030	18.0%
Sales and marketing	35,356	14.4%	20,118	10.8%	15,238	75.7%
General and administrative	21,517	8.8%	12,858	6.9%	8,659	67.3%
Restructuring charges	9,114	3.7%	83	0.0%	9,031	NM

	92,345	37.6%	55,387	29.7%	36,958	66.7%

Loss from operations	(14,288)	(5.8)%	(3,362)	(1.8)%	(10,926)	325.0%
Interest income and other, net	4,357	1.8%	1,963	1.1%	2,394	122.0%
Interest expense	(13,634)	(5.5)%	(2,162)	(1.2)%	(11,472)	530.6%

Loss before income taxes	(23,565)	(9.6)%	(3,561)	(1.9)%	(20,004)	561.8%
Income tax provision (benefit)	(980)	(0.4)%	15	0.0%	995	NM

Net loss	$(22,585)	(9.2)%	$(3,576)	(1.9)%	$(19,009)	531.6%

Percentage columns may not add due to rounding.

Revenue

Total revenue increased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to increased product revenue as well as service revenue largely due to our acquisition of ADIC in the second quarter of fiscal 2007. There were no revenues related to ADIC in the first quarter of the prior year. The increases in product and service revenue were partially offset by decreases in royalty revenue.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily due to increased revenue for systems automation products and, to a lesser extent, sales of disk-based backup systems and software solutions. These revenue increases were partially offset by a decline in devices and non-royalty media revenue compared to the same period of the prior year.

System automation sales increases were largely due to our acquisition of ADIC which was completed during the second quarter of fiscal 2007. Our midrange tape automation line, including the Scalar® i500TM, was the strongest contributor to total systems revenue and product sales growth in the first quarter of fiscal 2008, with sales to both branded and OEM customers. In addition, we had increases in branded system automation sales of our enterprise products. The disk-based backup and software revenue category increased in the first quarter of fiscal 2008 primarily due to our StorNext® software sales.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined compared to the first quarter of fiscal 2007 due to the continuing retirement of older tape drives, especially our older, entry-level drives sold by OEMs. We also de-emphasized sales of non-royalty media during the quarter compared to the prior year due to market pricing that would have resulted in lower margins on the non-royalty media products.

Service Revenue

Service revenue, which includes sales of contracts to extend the warranty or to provide faster response time, or both, increased compared to the same period of the prior year largely due to our acquisition of ADIC. Service revenue from professional services provided to customers and from repair services also increased compared to the prior year. We anticipate our service revenue will increase in the future as our installed base of branded products grows.

Royalty Revenue

Tape media royalties decreased in the first quarter of fiscal 2008 due to lower media unit sales sold through our OEM customers. Royalties related to our newer LTO products have been increasing, but at a slower rate than declines in royalties from our maturing DLT products, where we experienced a net reduction in the installed base of DLTtape® drives. We expect LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as its installed base continues to decrease.

Gross Margin

The increase in gross margin percentage during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was largely due to the acquisition of ADIC, which helped drive an increase in the percentage of our product sales through branded channels. Sales of branded products typically generate higher gross margins than sales to our OEM customers. Offsetting the increased margin from product and service gross margin increases was the lower proportion of royalty revenues to total revenue. The improvement in gross margin was also offset in part by increases in non-cash expenses, including an increase in amortization of intangible assets of $4.4 million for the three months ended June 30, 2007 as well as increased amortization of service parts for maintenance.

Product Margin

Product gross margin increased primarily due to the higher proportion of sales of products through branded channels at 58% of non-royalty revenue in the first quarter of fiscal 2008 as compared to 47% of non-royalty revenue in the prior year. In addition, our gross margin on products sold through both branded and OEM channels increased in the first three months of fiscal 2008 compared to gross margins for product sales through branded and OEM channels for the same period of the prior year due to a shift in sales mix toward higher margin automation, disk-based and software products. During the first quarter of fiscal 2008, we continued to implement cost cutting measures to decrease cost of sales by taking advantage of our scale.

Service Margin

Service gross margin increased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to our acquisition of ADIC. Our service revenue and service costs of revenue both increased; however, service revenue increased more relative to the increased cost of service revenue associated with expanding our service infrastructure.

Research and Development Expenses

Research and development expenses increased during the first quarter of fiscal 2008 primarily due to the acquisition of ADIC. Increases were primarily in salaries and benefits due to higher headcount than the first quarter of fiscal 2007 and depreciation expense of the assets supporting our research and development team. These increased expenses were partially offset by decreased expenses from product launches completed in the prior year period.

Sales and Marketing Expenses

The increase in sales and marketing expenses during the three months ended June 30, 2007 was primarily due to the acquisition of ADIC. Increases were primarily in salaries and benefits due to higher headcount than the first quarter of fiscal 2007. Additionally, amortization of intangibles increased $3.2 million for the three months ended June 30, 2007 related to our acquisition of ADIC. We are focused on sales of our higher margin branded products, which have higher sales and marketing related expenses than sales through OEM channels. We had increased spending on marketing programs during the first quarter of fiscal 2008 compared to the prior year.

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended June 30, 2007 was primarily due to the acquisition of ADIC. The increase was primarily due to facilities and related expenses offset in part by decreased salaries and benefits as we have realigned our management structure compared to the first quarter of fiscal 2007.

Interest Income and Other, net

The increase in interest income and other, net for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was primarily due to a realized gain on the sale of Data Domain shares we sold as a selling stockholder in its initial public offering. We received the shares as consideration for a licensing fee relating to a patent cross licensing agreement completed in the fourth quarter of fiscal 2007.

Interest Expense

The increase in interest expense in the three month period ended June 30, 2007 was due to the debt facilities entered into during the second quarter of fiscal 2007 to fund our acquisition of ADIC. Interest expense for the three months ended June 30, 2007 also includes the amortization of debt issuance costs for debt facilities. For further information, refer to Note 10 “Convertible Subordinated Debt, Long-Term Debt and Interest Rate Collar” in the Condensed Consolidated Financial Statements.

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

We had a tax benefit of $1.0 million for the three months ended June 30, 2007 as compared to tax expense of $15,000 for the three months ended June 30, 2006. The current quarter’s tax benefit reflects expenses for foreign income taxes and state taxes of $1.2 million offset by a benefit of $2.2 million related to tax positions in foreign jurisdictions settled during the quarter. The provision for the three months ended June 30, 2006 reflected foreign income taxes and state taxes, net of expected tax refunds.

Restructuring

During fiscal 2007, management approved and began executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. In the first quarter of fiscal 2008, we continued to implement our roadmap decisions and actions to improve efficiencies in operations. The restructuring charges that resulted from these cost reduction efforts relate to consolidation of our operations and partnering with a third party on certain research and development efforts. Substantial steps have been completed as of June 30, 2007, and the associated costs have been recorded.

The following tables show the type of restructuring expense for the three months ended June 30, 2007 and June 30, 2006 (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006
By expense type
Severance and benefits	$7,541	$83
Facilities	899	—
Fixed assets	360	—
Other	551	—

Total	$9,351	$83

By cost reduction actions
Partner with third party on certain research and development efforts	$5,564	$—
Consolidate operations supporting our business	3,787	83

Total	$9,351	$83

During the first quarter of fiscal 2008, our severance and benefits expenses were primarily the result of our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations. We expect the majority of these charges to be paid to the impacted employees during the second and third quarters of fiscal 2008. The $8.1 million in severance expenses in the first quarter were offset in part by reversals of $0.5 million primarily due to new information regarding certain employees subject to previous restructuring actions. In comparison, during the first quarter of fiscal 2007, a $0.1 million net charge was recorded for severance as part of the continuing effort to streamline our marketing and information technology functions.

We continued activities to consolidate our operations into fewer locations during the first quarter of fiscal 2008. We vacated a portion of our Boulder, Colorado facility, resulting in restructuring charges of $0.9 million and had $0.4 million in fixed asset write-offs related to leasehold improvements in consolidating operations within our existing European locations.

In addition to the restructuring charges incurred this quarter, we had $0.5 million net reversals related to restructuring costs associated with exiting activities of pre-merger ADIC. The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions throughout the world. These reversals were recognized as a reduction of the liability assumed in the purchase business combination and were included in the allocation of the cost to acquire ADIC and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in the first quarter of fiscal 2008.

The following tables show the activity during the three months ended June 30, 2007 and the estimated timing of future payouts for cost reduction actions as of June 30, 2007 (in thousands):

	For the three months ended June 30, 2007
	Severance and Benefits	Facilities	Fixed Assets	Other	Total
Balance as of March 31, 2007	$10,747	$792	$—	$1,750	$13,289
Restructuring costs	8,267	899	360	551	10,077
Reversals	(1,228)	—	—	—	(1,228)
Cash payments	(5,557)	(186)	—	(518)	(6,261)
Non-cash charges	58	—	(360)	(812)	(1,114)

Balance as of June 30, 2007	$12,287	$1,505	$—	$971	$14,763

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2008	$12,287	$730	$971	$13,988
Fiscal 2009 to 2013	—	775	—	775

	$12,287	$1,505	$971	$14,763

The $14.8 million restructuring accrual as of June 30, 2007 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for research and development programs and moving services. The severance and benefits charges and the noncancellable purchase obligations will be paid during fiscal 2008. The facilities charges relating to vacant facilities in Boulder, Colorado, and Ithaca, New York will be paid over their respective lease terms, which continue through fiscal 2013.

Additional charges may be incurred in the future related to these restructurings, particularly if the actual costs associated with restructured activities are higher than estimated. During the remainder of fiscal 2008, we plan additional implementation of integration savings plans to reduce our ongoing cost structure by consolidating facilities. Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps. Future charges that we may incur associated with future cost reduction activities are not estimable at this time.

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense by classification within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006	Increase/ (decrease)
Cost of revenue	$8,509	$4,131	$4,378
Research and development	205	195	10
Sales and marketing	4,223	1,065	3,158
General and administrative	25	146	(121)

	$12,962	$5,537	$7,425

The increase of amortization of intangible assets is primarily due to our acquisition of ADIC. For further information regarding amortization of intangible assets, refer to Note 8 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Share-based Compensation

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to options and restricted stock awards and units granted under our Plans and rights to acquire stock under our Purchase Plan (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006
Share-based compensation:
Cost of revenue	$366	$251
Research and development	859	477
Sales and marketing	583	340
General and administrative	1,042	710

	$2,850	$1,778

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the Three Months Ended
(In thousands, except DSO and Inventory turns)	June 30, 2007	June 30, 2006
Cash and cash equivalents	$79,937	$70,985
Marketable securities	10,000	141,173

Total cash, cash equivalents and marketable securities	$89,937	212,158
Days sales outstanding (“DSO”)	60.1	58.0
Inventory turns (Annualized)	8.0	6.1
Net cash used in operating activities	$(21,193)	$(12,243)
Net cash provided by (used in) investing activities	$20,254	$(40,367)
Net cash provided by financing activities	$26,428	$297

Three Months Ended June 30, 2007

The difference between reported net loss and cash used in operating activities during the first quarter of fiscal 2008 was primarily due to cash used to fund operations offset largely by non-cash items such as depreciation and amortization. Cash used to fund operations during the period was primarily due to a $25.8 million increase in accounts receivable and a $6.8 million decrease in accounts payable offset in part by a $7.9 million decrease in inventories. Accounts receivable increased primarily due to slower collections in the first quarter of fiscal 2008 after strong collections in the fourth quarter of fiscal 2007. Accounts payable decreased primarily due to lower inventory levels and the timing of payments to suppliers. Inventories decreased as a result of ongoing inventory reduction efforts.

Cash provided by investing activities during the first three months of fiscal 2008 reflects proceeds from the sale of marketable securities of $90.0 million offset in part by $65.0 million in purchases of marketable securities. In addition, we purchased $4.7 million of property and equipment during the quarter ended June 30, 2007.

Cash provided by financing activities during the first quarter of fiscal 2008 was primarily due to borrowings of $50.0 million reduced by repayments of $26.3 million, as well as $2.7 million net proceeds received from the issuance of common stock related to employee stock incentive plans.

Three Months Ended June 30, 2006

Cash used in operating activities during the first quarter of fiscal 2007 primarily reflected changes in working capital that provided less cash than was used by the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes, gain on the closure of the Ireland facility and share-based compensation related to stock incentive plans.

The cash used in working capital during the first quarter of fiscal 2007 was primarily due to a $4.9 million increase in accounts receivable, a $6.2 million increase in service parts for maintenance in order to meet the Restriction of Hazardous Substances (“RoHS”) compliance requirements for service parts and a $7.1 million decrease in accrued restructuring charges from severance payments made during the quarter. The increases in accounts receivable in the first quarter of fiscal 2007 was primarily due to a higher percentage of revenue generated in the last month of the first quarter of fiscal 2007.

Cash used in investing activities during the first quarter of fiscal 2007 of $40 million reflected purchases of marketable securities and purchases of property and equipment. These uses were partially offset by proceeds received from sales of marketable securities and proceeds received from sale of the Ireland facility.

Cash provided by financing activities during the first quarter of fiscal year 2007 of $0.3 million reflected net proceeds received from issuance of common stock.

Capital Resources and Financial Condition

We have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue, reducing costs and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue around current levels, to maintain or improve gross margins, and to reduce operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing credit facilities.

Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources. As of June 30, 2007, we had credit available on our credit facility, described further in the “Long-Term Debt” section below.

Generation of positive cash flow from operating activities has historically been an important source of our cash to fund operating needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset the negative impact of increased competition in the backup, archive and recovery market. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of the group lenders who provide our credit facility to do any of the following:

•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under or termination of the revolving credit line and term loans or

•	Approve any other amendments of our credit facility we might seek to obtain in order to improve our business.

Any lack of renewal, or waiver or amendment, if needed, could result in the revolving credit line and term loans becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our secured senior credit facility at June 30, 2007, this would mean $386.3 million would be immediately payable.

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

Long-term Debt

As of June 30, 2006, we had a secured senior credit facility with a group of banks, providing us with a $145 million revolving credit line which was scheduled to mature in October 2008. On August 22, 2006, the revolving credit line was terminated and replaced by a new secured senior credit facility with a group of lenders that provides a $150 million revolving credit line, a $225 million term loan and a $125 million second lien term loan which mature on August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

During the first quarter of fiscal 2008, we borrowed $50.0 million on the revolving credit line and made payments of $20.0 million and $6.3 million on the revolving credit line and the term loan, respectively.

As of June 30, 2007, the outstanding balances were $55.0 million on the revolving credit line, $206.3 million on the term loan and $125.0 million on the second lien term loan. The interest rate at June 30, 2007 was 9.32% on the term loan and 13.57% on the second lien term loan. Interest rates on the outstanding revolving credit line at June 30, 2007 were 8.32% on $25 million borrowed and 9.05% on $30 million borrowed.

On July 12, 2007, we entered into a senior secured credit agreement (“the new credit agreement”) with a group of lenders, providing a $50 million revolving credit facility and a $400 million term loan and borrowed $400 million on the term loan to repay all borrowings under our secured credit facility dated August 22, 2006. We have incurred loan fees for this debt refinancing which will be capitalized and included in other long-term assets and then amortized to interest expense over the loan term commencing in the second quarter of fiscal 2008. In conjunction with the repayment of our existing secured senior credit facility, the unamortized debt costs of $8.1 million related to that borrowing will be expensed in the second quarter of fiscal 2008.

The $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date of, or convert into equity the existing $160 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at either, at our option, a prime rate plus a margin of 2.5% or LIBOR plus a margin of 3.5%. As of July 12, 2007, the interest rate on the term loan was 8.82%. Beginning on September 30, 2007, a principal payment on the term loan in an amount equal to $1.0 million will be payable quarterly with a final payment of all outstanding principal and interest to be paid at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may result in additional prepayment of the principal amount.

Under the new credit agreement, we have the ability to borrow up to $50 million under a senior secured revolving credit facility, of which up to $35 million is available in the form of letters of credit and up to $5 million is available for short-term borrowings under a swing line facility. Interest accrues on the revolving credit facility at either, at our option, a prime rate plus a margin of 2.5% or LIBOR plus a margin of 3.5%. We did not borrow under the revolving credit facility. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

The revolving credit facility and term loan under the new credit agreement are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit facility and term loan.

Interest Rate Collar

We have an interest rate no cost collar instrument that fixes the interest rate on $87.5 million of our variable rate term loans between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. During the first quarter of fiscal 2008, the three month LIBOR rate was within the floor and cap.

The interest rate collar did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recorded the change in fair market value in other long-term assets in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of June 30, 2007, the market value of the interest rate collar was $30,000. We do not engage in hedging activity for speculative or trading purposes.

Commitments

As of June 30, 2007, we have commitments related to repayment of our debt as described in Note 10 to the Condensed Consolidated Financial Statements. We have commitments to purchase inventory of $53.9 million, described further in Note 16 to the Condensed Consolidated Financial Statements. We also have commitments related to our operating leases. Refer to our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 13, 2007.

During the first quarter of fiscal 2008, we implemented FIN No. 48 which clarifies the accounting for uncertainty in tax positions and as of June 30, 2007, we have $13.8 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

As of June 30, 2007, we have commitments to provide an additional $1.4 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made as capital calls are received, thus we cannot estimate when those payments will be made.

As of June 30, 2007, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the three months ended June 30, 2007. Our ability to repurchase common stock is restricted under our credit facilities.

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

Service Revenue and Service Cost of Revenue

Service revenue is derived from contracts for field support provided to our branded customers in addition to professional services and repair services that are not otherwise included in the base price of the product. Service does not include revenue or costs associated with basic warranty support on new branded or OEM products. We classify expenses as service cost of revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract, professional services and repair services. These estimates are based upon a variety of factors, including the nature of the support activity, the cost of stocking and shipping service parts for maintenance and the level of infrastructure required to support the activities that comprise service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Warranty Expense and Liability

We generally warrant our products against defects for 3 to 36 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform services to support warranty and service obligations for tape drives, automation systems and other storage products. We also provide automation systems warranty service from our facilities in Colorado Springs, Colorado. Jabil Global Service provides screen and repair services in Reynosa, Mexico for North America tape drives and in Szombathely, Hungary for Europe, Middle East and Africa (“EMEA”) tape drives. Benchmark Electronics, Inc. (“BEI”) provides automation systems warranty service in Redmond, Washington and Huntsville, Alabama. In addition, we employ various other third party service providers throughout the world that perform tape drive and automation systems repair and warranty services for us.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ. We use a model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our new products mature and we continue to experience improved quality on our existing products, we are able to improve our estimates with respect to these products. It is reasonably likely that assumptions will be updated for failure rates and, therefore, impact warranty expense liability in the future.

Similarly, we are in the process of consolidating and outsourcing manufacturing repair sites, which affect the future costs of repair. Our expected costs associated with this initiative consist of outsourcing product repairs to third parties, with whom we negotiate on-going outsourcing arrangements, as well as transition costs from in-house repair to outsourcing. If the actual costs were to differ significantly from our estimates, we would record the impact of unforeseen costs or cost reductions in subsequent periods.

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

The determination of the net carrying value of goodwill and intangible assets and the extent to which, if any, there is impairment are dependent on material estimates and judgments on our part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future net cash flows, which are based upon further estimates of future revenues, expenses and operating margins. In applying SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill annually for impairment in the fourth fiscal quarter, or more frequently when indicators of impairment are present.

Restructuring Charges

In recent periods and over the past several years, we recorded significant restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, separation benefits, facilities charges, asset write-offs and other restructuring costs.

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

We account for facilities and all other restructuring charges not subject to SFAS No. 112 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes fair value as the objective for initial measurement of the liability. Any employee benefit arrangements not subject to SFAS No. 112 that require future service beyond a minimum retention period are recognized over the future service period. Restructuring charges we have incurred under SFAS No. 146 in recent years include facilities charges, noncancellable purchase commitments and fixed asset write-offs.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”), and Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents and marketable securities and interest expense on short-term and long-term borrowings.

Our cash equivalents and marketable securities consisted primarily of money market funds and auction rate securities, respectively, during the three months ended June 30, 2007. The main objective of these investments is safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.3 million decrease in interest income for the three months ended June 30, 2007.

As of June 30, 2007, our senior credit facilities were comprised of a $150 million revolving credit facility expiring in August 2009, a $225 million term loan expiring in August 2012 and a second lien term loan of $125 million expiring in August 2013. Borrowings under the revolving credit facility and term loans bear interest at either the London interbank offering rate (“LIBOR”) with option periods of one to nine months or a base rate, plus a margin determined by a senior leverage ratio as defined in the credit agreement. A hypothetical 100 basis point increase in interest rates would have resulted in an approximately $1.0 million increase in interest expense for the three months ended June 30, 2007.

As of June 30, 2007 our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 10 “Convertible Subordinated Debt, Long-Term Debt and Interest Rate Collar” to the Condensed Consolidated Financial Statements).

We have an interest rate no cost collar instrument that fixes the interest rate on $87.5 million of our variable rate term loans between a three month LIBOR floor of 4.64% and a cap of 5.49% through December 2008. During the first quarter of fiscal 2008, the three month LIBOR rate was within the floor and cap; therefore there was no impact to our interest expense from the interest rate collar.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. During the three months ended June 30, 2007, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations because we believed that we had a natural hedge through our worldwide operating structure. We do not anticipate any material effect on our consolidated financial position utilizing our current hedging strategy.

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

The information contained in Note 15 “Litigation” to the Condensed Consolidated Financial Statements is incorporated into this Part II, Item 1 by reference.

ITEM 1A.	Risk Factors

RISK FACTORS

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition and operating results would be materially and adversely harmed.

We derive almost all of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a substantial majority of our revenue from these products for the foreseeable future. As a result, our future operating results depend on the continued market acceptance of products employing tape drive technology. Our tape products, including tape drives and automation systems, are increasingly challenged by products using hard disk drive technology, such as Virtual Tape Libraries (VTL), standard disk arrays and Network Attached Storage (NAS). Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If disk-based backup products gain comparable or superior market acceptance, or their costs decline more rapidly than tape drive and media costs, the competition resulting from these products would increase as customers migrate toward them, which could materially and adversely affect our business, financial condition and operating results.

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

Our tape automation products compete with product offerings of Dell, EMC IBM and Sun, which offer tape automation systems incorporating DLTtape® and Super DLTtapeTM technology as well as LTO technology. Increased competition has resulted in increased price competition. If this trend continues or worsens, if competition further intensifies, or if industry consolidation occurs, our sales and gross margins could decline, which would materially and adversely affect our business, financial condition and results of operations.

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

We borrowed a significant amount to fund our acquisition of ADIC, substantially increasing our debt service obligations and constraining our ability to operate our business. Unless we are able to generate sufficient cash flows from operations to meet these debt obligations, our business financial condition and operating results will be materially and adversely affected.

In connection with our acquisition of ADIC, we borrowed $496.5 million in August 2006, adding a significant amount of indebtedness and interest expense to our obligations. As of June 30, 2007, the total amount outstanding from these borrowings was $386.3 million. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

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

Our current credit agreement contains numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, thereby restricting our ability to:

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

To compete effectively, we must continually improve existing products and introduce new ones, such as our recently introduced DXi series products, GoVault and enhanced Scalar i500 and Scalar i2000 products and next generation StorNext software. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

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

Our tape royalty business generates a relatively high gross margin contribution, significantly impacting the total company gross margin. If we were to experience a significant decline in royalty revenue and corresponding gross margin contribution, our business, financial condition, and operating results would be materially and adversely affected.

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

From time to time we make acquisitions, such as our acquisition of ADIC. The failure to successfully integrate recent or future acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and expect in the future to make acquisitions, or significant investments in, complementary companies, products or technologies, such as our acquisition of ADIC. If we fail to successfully integrate such acquisitions, it could harm our business, financial condition and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

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

Managing change is an important focus for us. Following the acquisitions of Certance and ADIC, one of our important initiatives involves combining and integrating the information technology infrastructures of the companies, including our enterprise resource planning systems, and adapting our business processes and software to the requirements of the new organization. We are also managing several significant initiatives involving our operations, including efforts to reduce the number of contract manufacturers and suppliers we use, the outsourcing of our repair capabilities and the closure or sale of related facilities. In addition, we continue to reduce headcount to streamline and consolidate our supporting functions as appropriate following past acquisitions and in response to market or competitive conditions. If we are unable to successfully manage the changes that we implement, and detect and address issues as they arise, it could disrupt our business and adversely impact our results of operations and financial condition.

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

Managing our manufacturing capabilities presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our storage products to ensure that we have sufficient components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies, discontinued (end-of-life) components and Quantum-unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be materially and adversely affected as a result of these increased costs.

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

Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which we implemented at the beginning of fiscal 2007. We are required to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness to Quantum because the fair value associated with these grants typically results in future compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models used to estimate fair value were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS No. 123R. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS No. 123R to recognize the fair value of stock options as compensation expense, beginning in the first quarter of fiscal 2007, our future results of operations will be adversely impacted. See also Note 4 “Stock Incentive Plans and Share-based Compensation” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 13, 2007.

Our stock price could become more volatile if certain institutional investors were to increase or decrease the number of shares they own. In addition, there are other factors and events that could affect the trading prices of our common stock.

Five institutional investors owned approximately 48% of our common stock as of March 31, 2007. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighs buying demand and our stock price declined.

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

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of chemicals, gases and other hazardous substances used in our manufacturing processes, air emissions, waste discharges, waste disposal, the investigation and remediation of soil and ground water contamination, as well as requirements for the design of and materials used in our products. A recent directive in the European Union imposes a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment. Additional European legislation has banned the use of some heavy metals including lead and some flame retardants in electronic components since July 2006. We have implemented procedures to comply with this new legislation. However, this legislation may adversely affect our manufacturing costs or product sales by requiring us to acquire costly equipment or materials, or to incur other significant expenses in adapting our manufacturing processes or waste and emission disposal processes. Furthermore, environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition, and results of operations.

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

Without the availability of the credit facility, we would have to rely on operating cash flows and debt or equity arrangements other than the credit facility, if such alternative funding arrangements are available to us at all, in order to maintain sufficient liquidity. If we were not able to obtain sufficient cash from our operations or from these alternative funding sources under such circumstances, our operations, financial condition and liquidity would be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index beginning on page 44 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek Executive Vice President and Chief Financial Officer

Dated: August 9, 2007

QUANTUM CORPORATION

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger by and among Quantum Corporation, Agate Acquisition Corporation and Advanced Digital Information Corporation, dated as of May 2, 2006.	8-K	001-13449	2.1	May 5, 2006

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001

3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Registrant	10-Q	001-13449	3.2	November 5, 2005

3.3	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000

3.4	Certificate of Amendment of Amended and Restated By-laws of Registrant, effective July 12, 2007	8-K	001-13449	3.1	July 18, 2007

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999

4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

4.4	Second Amendment to the Amended and Restated Preferred Shares Rights Plan, dated November 1, 2006.	8-K	001-13449	4.1	November 6, 2006

10.1	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003

10.2	Chief Executive Officer Change of Control Agreement, dated April 1, 2007, between Registrant and Richard E. Belluzzo.	8-K	001-13449	10.1	April 4, 2007

10.3	Form of Officer Change of Control Agreement, dated April 1, 2007, between Registrant and each of Registrant’s Executive Officers (other than the Chief Executive Officer).	8-K	001-13449	10.2	April 4, 1007

10.4	Form of Director Change of Control Agreement, dated April 1, 2007, between Registrant and each Director of Registrant (other than the Chairman and CEO).	8-K	001-13449	10.3	April 4, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.6	Offer Letter for Joseph A. Marengi, dated May 17, 2007	8-K	001-13449	10.1	May 25, 2007

10.7	Stock Purchase Agreement, dated July 1, 2007, between Registrant and Benchmark Electronics Netherlands Holding B.V.	8-K	001-13449	10.1	July 6, 2007

10.8	Senior Secured Credit Agreement, dated July 12, 2007, by and among the Registrant, Credit Suisse, as Collateral Agent, Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto‡

10.9	Security Agreement, dated July 12, 2007, among the Registrant and the other Grantors referred to therein‡

10.10	Offer Letter of Mr. Bruce A. Pasternack, dated July 12, 2007	8-K	001-13449	10.1	July 18, 2007

10.11	Offer Letter of Mr. Dennis P. Wolf, dated July 12, 2007	8-K	001-13449	10.2	July 18, 2007

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.