Form 10-Q
period 2007-09-30
QUANTUM CORP /DE/
filed 2007-11-08
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of the close of business on October 31, 2007, approximately 204.1 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Product revenue	$184,973	$195,249	$366,604	$336,044
Service revenue	39,008	27,288	79,112	45,537
Royalty revenue	24,526	27,833	48,559	55,384

Total revenue	248,507	250,370	494,275	436,965

Cost of product revenue	141,595	159,382	278,738	279,343
Cost of service revenue	28,637	20,375	58,968	34,984
Restructuring charges related to cost of revenue	—	—	237	—

Total cost of revenue	170,232	179,757	337,943	314,327
Gross margin	78,275	70,613	156,332	122,638
Operating expenses:
Research and development	22,500	25,834	48,858	48,162
Sales and marketing	34,253	29,601	69,609	49,719
General and administrative	17,986	15,493	39,503	28,351
Restructuring charges	217	6,660	9,331	6,743
In-process research and development	—	14,700	—	14,700

	74,956	92,288	167,301	147,675

Income (loss) from operations	3,319	(21,675)	(10,969)	(25,037)

Interest income and other, net	1,512	2,067	5,869	4,030
Interest expense	(24,199)	(8,546)	(37,833)	(10,708)

Loss before income taxes	(19,368)	(28,154)	(42,933)	(31,715)
Income tax provision	1,099	2,522	119	2,537

Net loss	$(20,467)	$(30,676)	(43,052)	$(34,252)

Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.21)	$(0.18)
Basic and diluted weighted-average common and common equivalent shares	201,142	190,158	199,700	189,178

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2007 (Unaudited)	March 31, 2007 (1)
Assets
Current assets:
Cash and cash equivalents	$83,634	$60,581
Marketable securities	—	35,000
Accounts receivable, net of allowance for doubtful accounts of $6,910 and $6,431, respectively	198,918	149,435
Inventories	69,019	91,153
Deferred income taxes	14,708	17,137
Other current assets	31,037	33,155

Total current assets	397,316	386,461

Long-term assets:
Property and equipment, less accumulated depreciation	42,489	50,241
Service parts for maintenance, less accumulated amortization	79,659	82,361
Purchased technology, less accumulated amortization	89,557	106,524
Other intangible assets, less accumulated amortization	83,581	92,077
Goodwill	389,669	390,032
Other long-term assets	13,184	18,133

Total long-term assets	698,139	739,368

	$1,095,455	$1,125,829

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$84,499	$92,292
Accrued warranty	24,082	30,669
Deferred revenue, current	62,290	57,617
Current portion of long-term debt	4,000	25,000
Accrued restructuring charges	9,140	13,289
Other accrued liabilities	91,094	110,583

Total current liabilities	275,105	329,450

Long-term liabilities:
Deferred revenue, long-term	27,670	27,634
Deferred income taxes	14,309	16,751
Long-term debt	376,000	337,500
Convertible subordinated debt	160,000	160,000
Other long-term liabilities	13,773	53

Total long-term liabilities	591,752	541,938

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000 shares authorized; 203,272 and 197,817 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	323,924	308,387
Accumulated deficit	(102,317)	(60,472)
Accumulated other comprehensive income	6,991	6,526

Stockholders’ equity	228,598	254,441

	$1,095,455	$1,125,829

(1)	Derived from the March 31, 2007 audited Consolidated Financial Statements included in the Annual Report on Form 10-K of Quantum Corporation for fiscal 2007, as filed with the Securities and Exchange Commission on June 13, 2007.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(43,052)	$(34,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,245	11,343
Amortization	42,763	19,839
Realized gain on sale of investment	(2,122)	—
In-process research and development	—	14,700
Gain on Ireland facility closure	—	(476)
Deferred income taxes	(14)	(36)
Share-based compensation	6,519	4,007
Fixed assets written off in restructuring	568	382
Changes in assets and liabilities, net of effects from acquisition and sale of subsidiary:
Accounts receivable	(49,483)	(10,937)
Inventories	15,102	107
Service parts for maintenance	(5,390)	(11,848)
Accounts payable	512	(2,297)
Income taxes payable	(621)	1,056
Accrued warranty	(6,587)	(4,026)
Deferred revenue	4,709	1,801
Accrued restructuring charges	(3,647)	(8,730)
Other assets and liabilities	1,294	4,222

Net cash used in operating activities	(24,204)	(15,145)

Cash flows from investing activities:
Purchases of marketable securities	(65,000)	(464,758)
Proceeds from sale of marketable securities	100,000	544,733
Purchases of property and equipment	(13,831)	(9,651)
Proceeds from sale of Ireland facility	—	6,000
Proceeds from sale of investment	5,441	—
Proceeds from sale of subsidiary, net of cash sold	2,176	—
Payments made in connection with business acquisitions, net of cash acquired	—	(545,385)

Net cash provided by (used in) investing activities	28,786	(469,061)

Cash flows from financing activities:
Borrowings of long-term debt, net	441,953	486,808
Repayments of long-term debt	(432,500)	—
Proceeds from issuance of common stock, net	9,018	3,087

Net cash provided by financing activities	18,471	489,895

Net increase in cash and cash equivalents	23,053	5,689
Cash and cash equivalents at beginning of period	60,581	123,298

Cash and cash equivalents at end of period	$83,634	$128,987

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$26,446	$5,307
Income taxes, net of refunds	$(3,582)	$1,465
Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee share-based awards	$1,082	$122
Fair value of stock and options issued in connection with business acquisitions	$—	$14,541

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

Certain prior period balances in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation. In the Condensed Consolidated Statements of Operations, we began presenting revenue and cost of revenue separately for products and services in the first quarter of fiscal 2008 because our service revenue exceeded 10% of our total revenue. We have made a corresponding adjustment to the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2006. Our accounting policy for service revenue and cost of revenue is described in Note 3 below. For the three and six months ended September 30, 2006, we reclassified $2.0 million and $3.8 million, respectively, from research and development expense and $1.0 million and $1.8 million, respectively, from sales and marketing expense to general and administrative expense to conform to the fiscal year 2008 presentation of the allocation of information technology expenses within operating expenses in the Condensed Consolidated Statement of Operations. In the Condensed Consolidated Balance Sheet as of March 31, 2007, we reclassified $6.5 million from accounts payable to other accrued liabilities. On the Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2006, we reclassified depreciation and amortization to separate line items. These reclassifications have no effect on total assets, stockholders’ equity, net loss or cash flows as previously presented.

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

Service Revenue and Service Cost of Revenue

Service revenue is derived from contracts for field support provided to our branded customers, in addition to installation and integration services and repair services that are not otherwise included in the base price of the product. See our revenue recognition policy in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 13, 2007. Service cost of revenue excludes costs associated with basic warranty support on new branded or OEM products.

We classify expenses as service cost of revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract, installation and integration services and repair services. These estimates are based upon a variety of factors, including the nature of the support activity, and the level of infrastructure required to support the activities from which we earn service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Note 4: Stock Incentive Plans and Share-based Compensation

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, consultants, officers and affiliates. The Plans have reserved for future issuance 46.7 million shares of stock of which 19.2 million shares of stock were available for grant as of September 30, 2007. On August 17, 2007, our shareholders approved a 2 million increase in the shares reserved for issuance under our nonemployee director equity incentive plan. This increase is reflected in the 46.7 million shares reserved for future issuance and 19.2 million shares available for grant.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. On August 17, 2007 our shareholders approved a 10 million increase in the shares reserved for issuance under our Purchase Plan. There were 12.4 million shares available for issuance as of September 30, 2007.

Share-Based Compensation

Share-based compensation charges were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Share-based compensation
Cost of revenue	$572	$270	$938	$521
Research and development	1,058	563	1,917	1,040
Sales and marketing	1,000	501	1,583	841
General and administrative	1,039	895	2,081	1,605

	$3,669	$2,229	$6,519	$4,007

Share-based compensation (by type of award)
Stock options	$1,449	$1,222	$2,819	$2,426
Stock purchase plan	486	293	894	652
Restricted stock	1,734	714	2,806	929

	$3,669	$2,229	$6,519	$4,007

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Stock Options

The weighted-average estimated values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values during the second quarter and first six months of fiscal 2008 and 2007, were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Option life (in years)	3.8	4.2	3.8	4.2
Risk-free interest rate	4.74%	4.98%	4.61%	4.98%
Stock price volatility	44%	61%	45%	61%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$1.25	$1.11	$1.23	$1.12

Stock Purchase Plan

Under the purchase plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter of fiscal 2008 and 2007, respectively, was estimated at the date of grant. The weighted-average fair values and the assumptions used in calculating fair values during the three and six month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Option life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	5.04%	5.17%	5.04%	5.17%
Stock price volatility	36%	41%	36%	41%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$0.77	$0.55	$0.77	$0.55

Restricted Stock

The fair value of the restricted stock awards granted is the intrinsic value as of the respective grant date since the restricted stock awards are granted at no cost. The weighted-average grant date fair values of restricted stock awards granted during the second quarter and first six months of fiscal 2008 were $3.09 and $3.02, respectively. The weighted-average grant date fair values of restricted stock awards granted during the second quarter and first six months of fiscal 2007 were $1.34 and $1.55, respectively.

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2007	36,259	$3.62
Granted	4,387	3.13
Exercised	(3,608)	2.07
Expired	(268)	11.51
Forfeited	(4,188)	5.91

Outstanding as of September 30, 2007	32,582	3.36	4.56	$26,513

Vested and expected to vest at September 30, 2007	29,395	3.46	4.47	23,384

Exercisable as of September 30, 2007	20,288	3.89	3.97	15,157

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2007	3,714	$1.69
Granted	3,118	3.02
Vested	(1,086)	2.23
Forfeited	(580)	1.26

Nonvested at September 30, 2007	5,166	2.43

Note 5: Sale of Malaysia Subsidiary

On July 1, 2007 we sold a Malaysia subsidiary to a third party contract manufacturer (“the Purchaser”) for approximately $8.3 million in cash. We effectively sold the assets of our Malaysian manufacturing operation, including the facility, inventory and other assets and the Purchaser assumed certain liabilities in the sale. There was no gain or loss from this sale. We received net proceeds of $2.2 million, net of cash sold. In connection with the sale agreement, a workforce of approximately 600 employees employed by us at June 30, 2007 transferred their employment to the Purchaser on July 1, 2007. The value of assets sold to and liabilities assumed by the Purchaser on July 1, 2007 was as follows (in thousands):

Amount
Cash and cash equivalents	$6,140
Inventories	7,031
Property and equipment, net	5,111
Other assets	422
Accounts payable	(8,305)
Other accrued liabilities	(2,083)

$8,316

Note 6: Acquisition of Advanced Digital Information Corporation

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

The total purchase price was allocated to ADIC’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill (in thousands):

Current assets	$390,262
Property and equipment	29,758
Service parts for maintenance	16,067
Long-term assets	2,349
Intangible assets	190,278
Goodwill	342,491
Current liabilities *	(155,076)
Long-term liabilities	(37,885)
In-process research and development	14,700

Total purchase price	$792,944

*	Current liabilities include approximately $13.6 million of a restructuring liability related to the acquisition. The restructuring liability is primarily related to the severance benefits for pre-merger ADIC employees at the time of the acquisition.

Goodwill and current liabilities both decreased $0.4 million from March 31, 2007 primarily as a result of a net decrease in the estimate of severance benefits to be paid to certain pre-merger ADIC employees. In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of ADIC’s products. The fair value of intangible assets was based, in part, on a valuation completed by a third-party valuation firm using a discounted cash flow approach and other valuation techniques as well as estimates and assumptions provided by management. The following table sets forth the components of intangible assets associated with the acquisition and the weighted-average amortization period (fair value in thousands):

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

Note 7: Marketable Securities and Other Investments

At September 30, 2007, we did not hold any marketable securities. During the three and six months ended September 30, 2007 and September 30, 2006, sales of marketable securities resulted in no gains or losses.

Other investments consist of privately held technology companies and private technology venture limited partnerships that are recorded in other long-term assets on the Condensed Consolidated Balance Sheets. At September 30, 2007 and March 31, 2007, we held $1.6 million and $1.5 million, respectively, of investments in private technology venture limited partnerships that are accounted for under the equity method. During the three and six months ended September 30, 2007 losses on these limited partnership investments were immaterial. We recorded a $0.3 million loss for the three and six months ended September 30, 2006 related to our privately held private technology venture limited partnership investment.

At September 30, 2007, we did not hold any investments in privately held technology companies compared to $3.5 million as of March 31, 2007. We recognized a $0.3 million loss during the second quarter of fiscal 2008 due to an other-than-temporary impairment of an investment in a privately held technology company that had been accounted for under the cost method. During the first six months of fiscal 2008 we also recognized a gain of $2.1 from the sale of shares in a privately held technology company that completed an initial public offering during June 2007. During the three and six months ended September 30, 2006, we recorded no gains or losses related to investments in privately held technology companies.

Gains and losses realized from these investments are included in interest and other income, net on the Condensed Consolidated Statements of Operations. We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability.

Note 8: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2007	March 31, 2007
Raw materials and purchased parts	$23,557	$45,011
Work in process	3,132	7,234
Finished goods	42,330	38,908

	$69,019	$91,153

Note 9: Goodwill and Intangible Assets

As of September 30, 2007 and March 31, 2007, goodwill and intangible assets, net of amortization, were $562.8 million and $588.6 million, respectively, and represented approximately 51% and 52% of total assets, respectively. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present.

Intangible Assets

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to ten years. In estimating the useful lives of intangible assets, we consider the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	Our tape automation systems and our software products, in particular, have long development cycles and have experienced long product life cycles; and

•	Our ability to leverage core technology into backup, recovery and archive solutions and, therefore, to extend the lives of these technologies.

The following provides a summary of the carrying value of intangible assets that will continue to be amortized (in thousands):

	As of September 30, 2007			As of March 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$189,119	$(99,562)	$89,557	$189,119	$(82,595)	$106,524
Trademarks	27,260	(21,018)	6,242	27,260	(19,221)	8,039
Non-compete agreements	2,000	(1,618)	382	2,000	(1,568)	432
Customer lists	108,272	(31,315)	76,957	108,272	(24,666)	83,606

	$326,651	$(153,513)	$173,138	$326,651	$(128,050)	$198,601

The total amortization expense related to intangible assets was (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Purchased technology	$8,253	$5,929	$16,967	$10,541
Trademarks	899	807	1,797	1,559
Non-compete agreements	25	17	50	17
Customer lists	3,324	2,820	6,649	2,993

	$12,501	$9,573	$25,463	$15,110

The total expected future amortization related to intangible assets is (in thousands):

Amortization
Six months ending March 31, 2008	22,942
Fiscal 2009	40,370
Fiscal 2010	36,252
Fiscal 2011	28,679
Fiscal 2012 and thereafter	44,895

Total as of September 30, 2007	173,138

Note 10: Accrued Warranty and Indemnifications

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Beginning balance	$26,807	$30,242	$30,669	$32,422
Warranties assumed from ADIC	—	6,945	—	6,945
Additional warranties issued	6,413	6,183	12,218	11,608
Settlements made in cash	(9,138)	(8,029)	(18,805)	(15,634)

Ending balance	$24,082	$35,341	$24,082	$35,341

Warranties

We generally warrant our products against defects for periods ranging from 12 to 39 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair including materials consumed in the repair and labor and overhead amounts necessary to perform the repair.

If future actual failure rates differ from our estimates, we would record the impact in subsequent periods. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of September 30, 2007, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Long-term debt

On August 22, 2006, we entered into a secured senior credit facility (“August 22, 2006 credit facility”) with a group of lenders that provided a $150 million revolving credit line, a $225 million term loan and a $125 million second lien term loan with maturity dates of August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

On July 12, 2007, we entered into a senior secured credit agreement (“the new credit agreement”) with a different group of lenders, providing a $50 million revolving credit facility and a $400 million term loan. We borrowed $400 million on the term loan to repay all borrowings under our August 22, 2006 credit facility. The new credit agreement loans are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants. We have incurred loan fees of $8.0 million related to this debt refinancing which were capitalized in the second quarter of fiscal 2008 and included in other long-term assets on our Condensed Consolidated Balance Sheet. These fees are being amortized to interest expense over the respective loan terms. In conjunction with the repayment of our August 22, 2006 credit facility, the unamortized debt costs of $8.1 million related to that borrowing were written off to interest expense in the second quarter of fiscal 2008 and are included as a component of amortization in the Condensed Consolidated Statements of Cash Flows. Additionally, we incurred $4.5 million in prepayment fees when we repaid our August 22, 2006 credit facility.

Under the new credit agreement the $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date of, or convert into equity the existing $160 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at either, at our option, a prime rate plus a margin of 2.5% or a three month LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 8.70% at September 30, 2007. Beginning on September 30, 2007, a principal payment on the term loan in an amount equal to $1.0 million is payable quarterly with a final payment of all outstanding principal and interest to be paid at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount.

Under the new credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. We currently have letters of credit totaling $2.3 million, reducing the available borrowings on the revolver to $47.7 million. Interest accrues on the revolving credit facility at either, at our option, a prime rate plus a margin of 2.5% or a three month LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

During the second quarter of fiscal 2008, we made principal payments of $20 million on the term loan and incurred $0.2 million in prepayment fees. We did not borrow on the revolving credit facility. As of September 30, 2007, we were in compliance with the debt covenants and our outstanding term debt was $380 million.

Interest Rate Collar

We have an interest rate no cost collar instrument that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. During the second quarter of fiscal 2008, the three month LIBOR rate was within the floor and cap.

The interest rate collar did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recorded the change in fair market value in other long-term assets in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of September 30, 2007, the cumulative loss on the interest rate collar was $0.3 million. We do not engage in hedging activity for speculative or trading purposes.

Note 12: Restructuring Charges

During fiscal 2007, management approved and began executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations.

In the second quarter of fiscal 2008, we continued to implement our roadmap decisions and actions to improve efficiencies in operations. The restructuring charges that resulted from these cost reduction efforts relate to consolidation of our operations. Substantial steps have been completed as of September 30, 2007, and the associated costs have been recorded.

The types of restructuring expense for the three and six months ended September 30, 2007 and 2006 were (in thousands).

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
By expense type
Severance and benefits (reversal)	$(468)	$6,637	$7,073	$6,720
Facilities (reversal)	612	(359)	1,511	(359)
Fixed assets	208	382	568	382
Other (reversal)	(135)	—	416	—

	$217	$6,660	$9,568	$6,743

By cost reduction actions
Outsource certain manufacturing and repair functions	$—	$1,600	$—	$1,600
Consolidate operations supporting our business	217	5,060	4,004	5,143
Partner with third party on certain research and development efforts	—	—	5,564	—

	$217	$6,660	$9,568	$6,743

Fiscal 2008

During the second quarter of fiscal 2008, our restructuring severance and benefits resulted in a net $0.5 million reversal primarily due to certain employees transferring to fill open positions in other areas of the business and to a lesser extent other employees voluntarily terminating employment prior to fulfilling requirements to receive severance payments. Offsetting the reversal in part were accruals due to further implementation of our business plan and determining positions that will be eliminated by involuntary termination to improve operational efficiency. We expect the majority of these charges to be paid to the impacted employees during the remainder of fiscal 2008. For the first six months of fiscal 2008, net severance and benefits expenses of $7.1 million were primarily the result of our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations, offset in part by reversals described above.

We continued activities to consolidate our operations into fewer locations during the second quarter of fiscal 2008. We vacated a facility in the United Kingdom and incurred early termination fees for telephone and data services, including such costs related to the Malaysia facility that was sold at the beginning of the quarter. For the six months ended September 30, 2007 our facility restructuring charges were the result of the consolidation actions noted for this quarter combined with vacating a portion of our Boulder, Colorado facility. We also recorded $0.2 million and $0.6 million in fixed asset write-offs in the second quarter and first six months of fiscal 2008, respectively, related to disposal of fixed assets due to consolidating operations within our European locations.

In addition to the restructuring charges incurred, we had $0.5 million in net reversals related to restructuring costs associated with exiting activities of pre-merger ADIC in the first six months of fiscal 2008 and no adjustments in the second quarter of fiscal 2008. The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions throughout the world. These reversals were recognized as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire ADIC and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in the first quarter of fiscal 2008.

Fiscal 2007

We recorded charges of $6.6 million for severance and benefits associated with cost synergies identified during the second quarter of fiscal 2007 resulting from our evaluation and integration of ADIC. The majority of these charges were paid to the impacted employees during fiscal 2007 and the first part of fiscal 2008. The $0.4 million in facilities reversal resulted from determining higher utilization of a Colorado facility, and $0.4 million in fixed asset charges were recorded for assets impacted by the ADIC acquisition.

Restructuring activity during the three and six months ended September 30, 2007 and the estimated timing of future payouts for cost reduction actions as of September 30, 2007 was (in thousands):

	For the three months ended September 30, 2007
	Severance and Benefits	Facilities	Fixed Assets	Other	Total
Balance as of June 30, 2007	$12,287	$1,505	$—	$971	$14,763
Restructuring costs	843	612	208	11	1,674
Reversals	(1,311)	—	—	(146)	(1,457)
Cash payments	(5,220)	(248)	—	(179)	(5,647)
Non-cash charges	15	—	(208)	—	(193)

Balance as of September 30, 2007	$6,614	$1,869	$—	$657	$9,140

	For the six months ended September 30, 2007
	Severance and Benefits	Facilities	Fixed Assets	Other	Total
Balance as of March 31, 2007	$10,747	$792	$—	$1,750	$13,289
Restructuring costs	9,110	1,512	568	561	11,751
Reversals	(2,539)	—	—	(146)	(2,685)
Cash payments	(10,777)	(435)	—	(696)	(11,908)
Non-cash charges	73	—	(568)	(812)	(1,307)

Balance as of September 30, 2007	$6,614	$1,869	$—	$657	$9,140

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2008	$6,614	$1,027	$657	$8,298
Fiscal 2009 to 2013	—	842	—	842

	$6,614	$1,869	$657	$9,140

The $9.1 million restructuring accrual as of September 30, 2007 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for research and development programs. The severance and benefits charges and the noncancellable purchase obligations will be paid during fiscal 2008. The facilities charges relating to vacant facilities in Winnerish, UK; Boulder, Colorado, and Ithaca, New York will be paid over their respective lease terms, which continue through fiscal 2013.

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

Note 13: Income Taxes

We had a tax expense of $1.1 million for the three months ended September 30, 2007 as compared to $2.5 million for the three months ended September 30, 2006. The current quarter’s tax expense reflects expenses for foreign income taxes and state taxes. The prior quarter’s tax provision reflects expenses for foreign income taxes and state taxes of $0.7 million and $1.8 million for anticipated withholding taxes associated with the closure of our Neuchatel, Switzerland facility.

The provision for the six months ended September 30, 2007 and 2006 was $0.1 million and $2.5 million, respectively. The current year-to-date tax provision reflects foreign income taxes and state taxes of $2.3 million largely offset by a benefit of $2.2 million related to tax positions in foreign jurisdictions settled during the first quarter of fiscal 2008. The prior year-to-date tax provision reflects expenses for foreign and state income taxes of $1.2 million and $1.8 million for anticipated withholding taxes associated with the closure of our Neuchatel, Switzerland facility offset by a benefit related to an expected tax refund of $0.5 million for losses associated with the closure of our Ireland facility.

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

During the three and six months ended September 30, 2007, we recorded a net decrease in our unrecognized tax benefits primarily due to closure of the examination of certain foreign subsidiaries. The total unrecognized tax benefit remaining at September 30, 2007 amounted to $13.7 million, including interest and are included in other long-term liabilities on the September 30, 2007 Condensed Consolidated Balance Sheet. Of this total, $5.7 million, if recognized, would favorably affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. At September 30, 2007 accrued interest and penalties totaled $1.5 million.

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

Note 14: Net Loss Per Share

Following is our computation of basic and diluted net loss per share (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net loss	$(20,467)	$(30,676)	$(43,052)	$(34,252)

Divided by
Weighted average shares outstanding used to compute basic and diluted net loss per share	201,142	190,158	199,700	189,178

Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.21)	$(0.18)

The computations of diluted net loss per share for the periods presented exclude the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•	Options to purchase 32.6 million shares and 43.0 million shares of Quantum common stock, which were outstanding as of September 30, 2007 and 2006, respectively.

•	Unvested restricted stock of 5.2 million shares and 3.6 million shares at September 30, 2007 and 2006, respectively.

Note 15: Comprehensive Loss

Total comprehensive loss, net of tax, if any, for the three and six months ended September 30, 2007 and 2006 was (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net loss	$(20,467)	$(30,676)	$(43,052)	$(34,252)
Foreign currency translation adjustment	652	104	465	2,981
Unrealized gain on investments	—	124	—	124

Total comprehensive loss	$(19,815)	$(30,448)	$(42,587)	$(31,147)

Note 16: Litigation

On May 18, 2006, a lawsuit was filed in King County Superior Court, Seattle, Washington, naming ADIC and its directors as defendants. The lawsuit is a purported class action filed by Richard Carrigan on behalf of an alleged class of ADIC’s shareholders. Plaintiff alleged, among other things, that the director defendants breached their fiduciary duties in approving the proposed acquisition of ADIC by Quantum that was publicly announced on May 2, 2006. The suit sought to enjoin the defendants from consummating the proposed acquisition and other relief. Though the acquisition has since been consummated, the lawsuit remained pending and we have continued discussions with the plaintiff to reach a resolution. In January 2007, the parties entered into a memorandum of understanding to settle the litigation and the parties submitted agreement to the Court for approval in May 2007, which was preliminarily approved. We received final approval during the second quarter of fiscal 2008.

Note 17: Commitments and Contingencies

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

Commitment for additional investment

As of September 30, 2007, we had commitments to provide an additional $1.4 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. We will invest funds as required until our remaining commitments are satisfied.

Commitments to purchase inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2007, we had issued non-cancelable purchase orders for $59.4 million to purchase finished goods from our contract manufacturers and had accrued $4.8 million and $2.8 million as of September 30, 2007 and March 31, 2007, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 18: Recent Accounting Pronouncements

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology; (2) our expectations regarding the amounts and timing of any future restructuring charges, including cost savings resulting therefrom; (3) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion; (4) our expectation that LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as its installed base continues to decrease; our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months; (5) our expectation that we will return to profitability; (6) our goals for our future operating performance, including our revenue growth, amount and mix, our expectations regarding revenue, gross margin and operating expenses for fiscal 2008 and our cash flows; (7) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; (8) our belief that we may make additional acquisitions in the future; (9) our belief that our total foreign exchange rate exposure is not material; (10) our expectations regarding the benefits of our acquisition of ADIC, including that the combined company will allow us to grow our business and improve our results of operations; (11) our expectations regarding the timing of recognized compensation costs related to our equity awards; (12) our expectations relating to our growth into disk, software and services markets; and (13) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our ability to realize anticipated benefits from the ADIC acquisition; (5) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (6) the successful execution of our strategy to expand our businesses into new directions; (7) our ability to successfully introduce new products; (8) our ability to achieve and capitalize on changes in market demand; (9) our ability to pay down the principal and interest on our indebtedness; (10) our ability to maintain supplier relationships; and (11) those factors discussed under “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

Overview

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading global storage company specializing in backup, recovery and archive. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet our customers’ evolving data protection needs.

We offer a broad range of solutions in the data storage market, providing performance and value to organizations of all sizes, from Global 2000 enterprises to small businesses and satellite offices. We have a broad portfolio of disk-based backup solutions and are a leading provider of tape libraries and autoloaders, as well as a leading supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. In addition, our service offerings include a broad range of coverage options to provide the level of support for the widest possible range of information technology environments, with service available in 180 countries.

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

We currently are focused on three primary objectives: to expand market access, mainly by building a stronger branded business; to create a stronger growth platform, particularly by expanding our disk-based backup systems and our software businesses; and to improve our financial position, taking advantage of cost savings and enhanced revenue and profit opportunities from our acquisition of ADIC made in the prior fiscal year. In measuring our progress toward these objectives, we are focused on growing our branded business to comprise at least 60 percent of non-royalty revenue, maintaining our quarterly media royalty revenue in the $20 million to $30 million range, driving growth in both our disk-based backup systems and in software solutions to deliver $30 million in revenue by the last quarter of fiscal 2008, and generating cash and repaying our debt.

During the second quarter of fiscal 2008, revenue decreased by $1.9 million to $248.5 million and gross margin increased from 28.2% to 31.5% compared to the same quarter last year. The revenue decrease was primarily due to a $10.3 million decrease in product revenue and a $3.3 million decline in royalty revenue. These decreases were offset by an $11.7 million increase in service revenue. Product revenue decreases were due to lower sales of devices and media products, offset in part by increased revenues from disk-based backup systems and software solutions and to a lesser extent by increased sales of tape automation systems. Although revenue decreased for the quarter compared to the same quarter of the prior year, our gross margin percentage increased primarily due to the change in sales mix as the proportion of product sales through our branded channels comprised 63% of non-royalty revenue in the second quarter of fiscal 2008 compared to 52% in the prior year. Sales of branded products typically generate higher gross margins than sales to our OEM customers.

Operating expenses decreased for the current quarter compared to the prior year primarily due to acquisition-related costs in the prior year. Research and development costs also decreased in the quarter primarily due to streamlining our business, while sales and marketing expenses increased in line with our emphasis on growing our branded business.

On July 1, 2007 we sold our manufacturing operation in Penang, Malaysia to a third party contract manufacturer (“the Purchaser”) for approximately $8.3 million. We received net proceeds of $2.2 million, net of cash sold. There were no gains or losses from this sale. In connection with the sale agreement, a workforce of approximately 600 employees employed by us at June 30, 2007 transferred their employment to the Purchaser on July 1, 2007. The Purchaser manufactures and supplies products for us, expanding our existing outsource manufacturing relationship.

On July 12, 2007, we entered into a new credit agreement with a group of lenders and we repaid in full the $386.3 million outstanding balance of our prior revolving credit line and term loans. Our new credit agreement provides us with a $50 million revolving credit facility which matures in July 2012 and a $400 million term loan which matures in July 2014. The term loan is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date of, or convert into equity our existing $160 million convertible subordinated debt prior to February 1, 2010. The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants.

During the second quarter of fiscal 2008, we expensed the $8.1 million outstanding balance of capitalized debt costs related to the prior debt facility and incurred $4.5 million in prepayment penalties related to the prior debt facility. These expenses are recorded in interest expense on our Condensed Consolidated Statements of Operations.

During the quarter, we repaid $20 million of the term loan on our new credit facility. As of September 30, 2007, we had not borrowed from the revolving credit line and our outstanding term debt balance was $380 million at an interest rate of 8.70%. Our weighted average interest rate on the revolving and term debt decreased to 9.07% for the second quarter of fiscal 2008 from 10.53% for the first quarter of fiscal 2008 due to terms of the new credit agreement.

RESULTS OF OPERATIONS

We began presenting product and service revenue and cost of revenue separately in the first quarter of fiscal 2008. We made a corresponding reclassification to the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2006. See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements for additional information. The following discussion and analysis gives effect to this separate presentation.

The results for the second quarter and first six months of fiscal 2007 includes only five and a half weeks of ADIC while the second quarter and first six months of fiscal 2008 includes combined Quantum and ADIC results for the full time periods.

Revenue

(In thousands)	Three Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
Product revenue	$184,973	74.4%	$195,249	78.0%	$(10,276)	(5.3)%
Service revenue	39,008	15.7%	27,288	10.9%	11,720	42.9%
Royalty revenue	24,526	9.9%	27,833	11.1%	(3,307)	(11.9)%

Total revenue	$248,507	100.0%	$250,370	100.0%	$(1,863)	(0.7)%

	Six Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
Product revenue	$366,604	74.2%	$336,044	76.9%	$30,560	9.1%
Service revenue	79,112	16.0%	45,537	10.4%	33,575	73.7%
Royalty revenue	48,559	9.8%	55,384	12.7%	(6,825)	(12.3)%

Total revenue	$494,275	100.0%	$436,965	100.0%	$57,310	13.1%

Total revenue decreased in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to decreases in product revenue offset by increases in service revenue. For the first six months of fiscal 2008 compared to fiscal 2007, total revenue increased largely due to increases in service and product revenue from our acquisition of ADIC that were partially offset by a decrease in royalty revenue.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $10.3 million for the second quarter of fiscal 2008 and increased $30.6 million for the six months ended September 30, 2007 compared to the respective prior year periods. The product revenue decrease in the second quarter of fiscal 2008 was primarily due to decreased revenue from devices and media products offset in part by increased sales of disk-based backup systems and software solutions and to a lesser extent increased sales of tape automation systems. The increase in product revenue in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was primarily due to our acquisition of ADIC which was completed during the second quarter of fiscal 2007.

Tape automation system sales increases of $6.1 million and $60.4 million for the three and six months ended September 30, 2007, respectively, were largely due to increased sales of our branded products. The fiscal 2007 periods included only five and a half weeks of ADIC while the companies were fully combined for the fiscal 2008 periods. Our midrange tape automation line, including the Scalar® i500TM, was the strongest contributor to tape automation systems revenue and product sales growth in the second quarter of fiscal 2008, with sales to both branded and OEM customers. In addition, sales of our branded enterprise tape automation systems increased in the second quarter of fiscal 2008 compared to the prior year. For the first six months of fiscal 2008, our enterprise and our midrange tape automation lines contributed evenly to the increase in branded tape automation systems product revenue.

The disk-based backup systems and software solutions revenue category had the largest product revenue category increase in the second quarter of fiscal 2008 of $7.0 million. Growth of our disk-based backup systems and software solutions category was primarily due to sales of our midrange disk-based products, including the DXi5500TM. Sales of our StorNext® software also contributed to the increase for this category for the second quarter of fiscal 2008. For the six months ended September 30, 2007, the disk-based backup and software revenue category increased $14.4 million primarily due to software sales and, to a lesser extent, sales of our midrange disk-based products.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined $22.9 million and $43.7 million compared to the second quarter and first six months of fiscal 2007, respectively, primarily due to decreased sales of mid-range drives sold to OEMs as our older tape drives reach the end of product life. We also de-emphasized sales of non-royalty media during the three and six months ended September 30, 2007 compared to the prior year due to market pricing that would have resulted in lower margins on the non-royalty media products.

Service Revenue

Service revenue, which includes sales of contracts to extend the warranty or to provide faster response time, or both, increased $11.7 million and $33.6 million compared to the second quarter and first six months of the prior year, respectively, largely due to increased service contract revenues from branded customers. Service revenue from installation and integration services provided to customers increased in the first six months of fiscal 2008 compared to the prior year.

Royalty Revenue

Tape media royalties decreased $3.3 million and $6.8 million in the second quarter and first six months of fiscal 2008, respectively, due to lower media unit sales sold through our OEM customers. Royalties related to our newer LTO products have been increasing, but at a slower rate than declines in royalties from our maturing DLT products, where we experienced a net reduction in the installed base of DLTtape® drives. We expect LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as its installed base continues to decrease.

Gross Margin

(In thousands)	Three Months Ended
	September 30, 2007	Gross margin%	September 30, 2006	Gross margin%	Change	% Change
Gross margin	$78,275	31.5%	$70,613	28.2%	$7,662	10.9%
Product gross margin	43,378	23.5%	35,867	18.4%	7,511	20.9%
Service gross margin	10,371	26.6%	6,913	25.3%	3,458	50.0%

	Six Months Ended
	September 30, 2007	Gross margin%	September 30, 2006	Gross margin%	Change	% Change
Gross margin	$156,332	31.6%	$122,638	28.1%	$33,694	27.5%
Product gross margin	87,866	24.0%	56,701	16.9%	31,165	55.0%
Service gross margin	20,144	25.5%	10,553	23.2%	9,591	90.9%

The increase in gross margin percentage during the three and six months ended September 30, 2007 compared to the prior year was largely due to an increase in the percentage of our product sales through branded channels. Branded sales comprised 63% and 60% of non-royalty revenue for the second quarter and first six months of fiscal 2008, respectively, as compared to 52% and 50% of non-royalty revenue for the respective prior year periods. Sales of branded products typically generate higher gross margins than sales to our OEM customers. Offsetting the increased margin from product and service gross margin increases was the lower proportion of royalty revenues to total revenue. The improvement in gross margin was tempered in part by increases in non-cash expenses, including an increase in amortization of intangible assets of $2.5 million and $6.8 million for the three and six months ended September 30, 2007, respectively, compared to the prior year. During the second quarter of fiscal 2008, our cost of sales included certain non-recurring amounts related to changes in our manufacturing strategy, addressing changes in our enterprise resource planning system from the previous quarter and the settlement of certain contingencies that netted to a $1.5 million charge to cost of sales.

Product Margin

Product gross margin increased primarily due to the higher proportion of product sales through branded channels. In addition, our gross margin on products sold through both branded and OEM channels increased in the three and six months ended September 30, 2007 compared to gross margins for product sales through branded and OEM channels for the same periods of the prior year due to a shift in sales mix toward higher margin tape system automation products, disk-based systems and software solutions. During the second quarter and first six months of fiscal 2008, we continued to implement cost cutting measures to decrease cost of sales.

Service Margin

Service gross margin increased in both the second quarter and first six months of fiscal 2008 compared to the prior year periods primarily due to service revenue growth outpacing service cost increases on both a dollar and a percentage basis.

We have implemented various integration and cost savings initiatives during the past twelve months, including eliminating duplicate geographic coverage, leading to decreased salary and benefits and third party outsourcing costs for those locations.

Research and Development Expenses

(In thousands)	Three Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
Research and development	$22,500	9.1%	$25,834	10.3%	$(3,334)	(12.9)%

	Six Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
Research and development	$48,858	9.9%	$48,162	11.0%	$696	1.4%

Research and development expenses decreased $3.3 million in the second quarter of fiscal 2008 compared to the prior year primarily due to reduced facility expenses and project material expenditures. These reduced expenses contributed evenly to the decreased research and development expenses. Facilities expenses decreased due to consolidation of our research and development locations and project materials decreased primarily due to product launches completed in the prior year. Although ADIC was included for only five and a half weeks of the second quarter of fiscal 2007 as compared to a full quarter in fiscal 2008, salaries and benefits expenses were largely unchanged. We shifted our research and development investments toward our target growth markets by hiring engineers for disk-based system and software solutions development and reducing headcount in other areas. For example, we commenced partnering with a third party on certain research and development efforts in the first quarter of fiscal 2008 which offset the new investment in salaries and benefits expenses in the second quarter of fiscal 2008.

For the six months ended September 30, 2007 research and development expenses increased slightly compared to the prior year, although ADIC was included for the full six months in the current year and only five and a half weeks in the prior year period. Research and development expenses increased during the first six months of fiscal 2008 primarily due to salaries and benefits expenses largely offset by reduced external service provider and project material expenses from project launches completed in the prior year.

Sales and Marketing Expenses

(In thousands)	Three Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
Sales and marketing	$34,253	13.8%	$29,601	11.8%	$4,652	15.7%

	Six Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
Sales and marketing	$69,609	14.1%	$49,719	11.4%	$19,890	40.0%

The $4.7 million and $19.9 million increases in sales and marketing expense for the three and six months ended September 30, 2007, respectively, were primarily due to increased salaries and benefits as a result of our larger branded sales force. We are focused on sales of our higher margin branded products, which typically require higher sales and marketing related expenses than sales through OEM channels. Additionally, for the six months ended September 30, 2007, amortization of intangibles related to our acquisition of ADIC increased $3.8 million compared to the six months ended September 30, 2006.

General and Administrative Expenses

(In thousands)	Three Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
General and administrative	$17,986	7.2%	$15,493	6.2%	$2,493	16.1%

	Six Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
General and administrative	$39,503	8.0%	$28,351	6.5%	$11,152	39.3%

The $2.5 million increase in general and administrative expenses for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to increased infrastructure costs, including data and telecommunications costs to support our larger, combined company. Partially offsetting the increase was decreased salaries and benefits due to completion of integration and business streamlining initiatives that reduced headcount.

For the first six months of fiscal 2008, the $11.2 million increase in general and administrative expense was primarily due to increased facilities and related expenses due to our acquisition of ADIC. The first six months of fiscal 2008 contained six months of combined facilities and related expenses while the first six months of fiscal 2007 contained only five and a half weeks of these expenses. Data and telecommunications costs and outside services to support our larger, combined company also contributed to the increased general and administrative costs for the six months ended September 2007 compared to the prior year. Partially offsetting these increases were decreased salaries and benefits due to headcount reductions from implementation of integration and business streamlining initiatives.

Interest Income and Other, net

(In thousands)	Three Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
Interest income and other, net	$1,512	0.6%	$2,067	0.8%	$(555)	(26.9)%

	Six Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
Interest income and other, net	$5,869	1.2%	$4,030	0.9%	$1,839	45.6%

The decrease in interest income and other income and expenses for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to decreased interest income. We had a lower average balance of cash and cash equivalents and marketable securities that earn interest in the second quarter of fiscal 2008 than the second quarter of fiscal 2007.

The increase in interest income and other, net for the first six months of fiscal 2008 as compared to the prior year was primarily due to a realized gain on the sale of Data Domain shares we sold as a selling stockholder in its initial public offering. We received the shares as consideration for a licensing fee relating to a patent cross licensing agreement completed in the fourth quarter of fiscal 2007.

Interest Expense

(In thousands)	Three Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
Interest expense	$24,199	9.7%	$8,546	3.4%	$15,653	183.2%

	Six Months Ended
	September 30, 2007	% of revenue	September 30, 2006	% of revenue	Change	% Change
Interest expense	$37,833	7.7%	$10,708	2.5%	$27,125	253.3%

The $15.7 million and $27.1 million increases in interest expense for the three and six months ended September 30, 2007, respectively, were primarily due to costs related to retiring our prior debt facility, including recognizing the remaining $8.1 million outstanding balance of capitalized debt costs and $4.5 million in prepayment penalties. Interest expense also increased for the second quarter and first six months of fiscal 2008 compared to the prior year due to a higher average balance of long-term debt. Our average debt balance was higher for the second quarter and first six months of fiscal 2008 because we did not draw upon debt facilities in the prior year until August 2006 to fund our acquisition of ADIC. As noted above, interest expense also includes the amortization of debt issuance costs for debt facilities. For further information, refer to Note 11 “Convertible Subordinated Debt, Long-Term Debt and Interest Rate Collar” in the Condensed Consolidated Financial Statements.

Income Taxes

(In thousands)	Three Months Ended
	September 30, 2007	% of pre-tax income	September 30, 2006	% of pre-tax income	Change	% Change
Income tax provision	$1,099	(5.7)%	$2,522	(9.0)%	$(1,423)	(56.4)%

	Six Months Ended
	September 30, 2007	% of pre-tax income	September 30, 2006	% of pre-tax income	Change	% Change
Income tax provision	$119	(0.3)%	$2,537	(8.0)%	$(2,418)	(95.3)%

We had tax expense of $1.1 million and $0.1 million for the three and six months ended September 30, 2007 as compared to tax expense of $2.5 million for both the three and six months ended September 30, 2006. The tax expense for the second quarter of fiscal 2008 and 2007 is primarily comprised of foreign income taxes and state taxes. The tax expense for the first six months of fiscal 2008 reflects expenses for foreign income taxes and state taxes of $2.3 million largely offset by a benefit of $2.2 million related to tax positions in foreign jurisdictions settled during the first quarter of fiscal 2008. The tax expense for the first six months of fiscal 2007 reflects expenses for foreign and state income taxes of $1.2 million and $1.8 million for withholding taxes associated with the closure of our Neuchatel, Switzerland facility offset by a benefit related to a tax refund of $0.5 million for losses associated with the closure of our Ireland facility.

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

Restructuring

During fiscal 2007, management approved and began executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. In the second quarter of fiscal 2008, we continued to implement our roadmap decisions and actions to improve efficiencies in operations. The restructuring charges that resulted from these cost reduction efforts relate to consolidation of our operations. Substantial steps have been completed as of September 30, 2007, and the associated costs have been recorded.

The following tables show the type of restructuring expense for the three and six months ended September 30, 2007 and 2006 (in thousands).

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
By expense type
Severance and benefits (reversal)	$(468)	$6,637	$7,073	$6,720
Facilities (reversal)	612	(359)	1,511	(359)
Fixed assets	208	382	568	382
Other (reversal)	(135)	—	416	—

	$217	$6,660	$9,568	$6,743

By cost reduction actions
Outsource certain manufacturing and repair functions	$—	$1,600	$—	$1,600
Consolidate operation supporting our business	217	5,060	4,004	5,143
Partner with third party on certain research and development efforts	—	—	5,564	—

	$217	$6,660	$9,568	$6,743

Fiscal 2008

During the second quarter of fiscal 2008, our restructuring severance and benefits resulted in a net $0.5 million reversal primarily due to certain employees transferring to fill open positions in other areas of the business and to a lesser extent other employees voluntarily terminating employment prior to fulfilling requirements to receive severance payments. Offsetting the reversal in part were accruals due to further implementation of our business plan and determining positions that will be eliminated by involuntary termination to improve operational efficiency. We expect the majority of these charges to be paid to the impacted employees during the remainder of fiscal 2008. For the first six months of fiscal 2008, net severance and benefits expenses of $7.1 million were primarily the result of our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations, offset in part by reversals described above.

We continued activities to consolidate our operations into fewer locations during the second quarter of fiscal 2008. We vacated a facility in the United Kingdom and incurred early termination fees for telephone and data services, including such costs related to the Malaysia facility that was sold at the beginning of the quarter. For the six months ended September 30, 2007 our facility restructuring charges were the result of the consolidation actions noted for this quarter combined with vacating a portion of our Boulder, Colorado facility. We also recorded $0.2 million and $0.6 million in fixed asset write-offs in the second quarter and first six months of fiscal 2008, respectively, related to disposal of fixed assets due to consolidating operations within our European locations.

In addition to the restructuring charges incurred, we had $0.5 million in net reversals related to restructuring costs associated with exiting activities of pre-merger ADIC in the first six months of fiscal 2008 and no adjustments in the second quarter of fiscal 2008. The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions throughout the world. These reversals were recognized as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire ADIC and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in the first quarter of fiscal 2008.

Fiscal 2007

We recorded charges of $6.6 million for severance and benefits associated with cost synergies identified during the second quarter of fiscal 2007 resulting from our evaluation and integration of ADIC. The majority of these charges were paid to the impacted employees during fiscal 2007 and the first part of fiscal 2008. The $0.4 million in facilities reversal resulted from determining higher utilization of a Colorado facility, and $0.4 million in fixed asset charges were recorded for assets impacted by the ADIC acquisition.

The following tables show the activity during the three months ended September 30, 2007 and the estimated timing of future payouts for cost reduction actions as of September 30, 2007 (in thousands):

	For the three months ended September 30, 2007
	Severance and Benefits	Facilities	Fixed Assets	Other	Total
Balance as of June 30, 2007	$12,287	$1,505	$—	$971	$14,763
Restructuring costs	843	612	208	11	1,674
Reversals	(1,311)	—	—	(146)	(1,457)
Cash payments	(5,220)	(248)	—	(179)	(5,647)
Non-cash charges	15	—	(208)	—	(193)

Balance as of September 30, 2007	$6,614	$1,869	$—	$657	$9,140

	For the six months ended September 30, 2007
	Severance and Benefits	Facilities	Fixed Assets	Other	Total
Balance as of March 31, 2007	$10,747	$792	$—	$1,750	$13,289
Restructuring costs	9,110	1,512	568	561	11,751
Reversals	(2,539)	—	—	(146)	(2,685)
Cash payments	(10,777)	(435)	—	(696)	(11,908)
Non-cash charges	73	—	(568)	(812)	(1,307)

Balance as of September 30, 2007	$6,614	$1,869	$—	$657	$9,140

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2008	$6,614	$1,027	$657	$8,298
Fiscal 2009 to 2013	—	842	—	842

	$6,614	$1,869	$657	$9,140

The $9.1 million restructuring accrual as of September 30, 2007 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for research and development programs. The severance and benefits charges and the noncancellable purchase obligations will be paid during fiscal 2008. The facilities charges relating to vacant facilities in Boulder, Colorado, and Ithaca, New York will be paid over their respective lease terms, which continue through fiscal 2013.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense by classification within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2007	September 30, 2006	Increase/ (decrease)
Cost of revenue	$8,047	$5,586	$2,461
Research and development	206	344	(138)
Sales and marketing	4,223	3,625	598
General and administrative	25	18	7

	$12,501	$9,573	$2,928

	Six Months Ended
	September 30, 2007	September 30, 2006	Increase/ (decrease)
Cost of revenue	$16,556	$9,717	$6,839
Research and development	411	539	(128)
Sales and marketing	8,446	4,690	3,756
General and administrative	50	164	(114)

	$25,463	$15,110	$10,353

The increase of amortization of intangible assets is primarily due to our acquisition of ADIC in August 2006. For further information regarding amortization of intangible assets, refer to Note 9 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Share-based Compensation

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to options and restricted stock awards and units granted under our Plans and rights to acquire stock under our Purchase Plan (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Share-based compensation
Cost of revenue	$572	$270	$938	$521
Research and development	1,058	563	1,917	1,040
Sales and marketing	1,000	501	1,583	841
General and administrative	1,039	895	2,081	1,605

	$3,669	$2,229	$6,519	$4,007

Share-based compensation (by type of award)
Stock options	$1,449	$1,222	$2,819	$2,426
Stock purchase plan	486	293	894	652
Restricted stock	1,734	714	2,806	929

	$3,669	$2,229	$6,519	$4,007

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except DSO and Inventory turns)	As of or for Six Months Ended
	September 30, 2007	September 30, 2006
Cash and cash equivalents	$83,634	$128,987
Marketable securities	—	21,901

Total cash, cash equivalents, and marketable securities	$83,634	$150,888
Days sales outstanding (“DSO”)	69.3	58.1
Inventory turns (Annualized)	9.4	7.3
Net cash used in operating activities	$(24,204)	$(15,145)
Net cash provided by (used in) investing activities	$28,786	$(469,061)
Net cash provided by financing activities	$18,471	$489,895

Six Months Ended September 30, 2007

The difference between reported net loss and cash used in operating activities during the six months ended September 30, 2007 was primarily due to cash used to fund operations offset largely by non-cash items such as depreciation, amortization and share-based compensation. Cash used to fund operations during the period was primarily due to a $49.5 million increase in accounts receivable offset by a $15.1 million decrease in inventories. Accounts receivable increased primarily due to slower collections in fiscal 2008 after particularly strong collections during the fourth quarter of fiscal 2007. Inventories decreased as a result of ongoing inventory reduction efforts.

Cash provided by investing activities during the first six months of fiscal 2008 reflects proceeds from the sale of marketable securities and investments of $105.4 million offset in part by $65.0 million in purchases of marketable securities. In addition, we purchased $13.8 million of property and equipment during the six months ended September 30, 2007 primarily comprised of hardware and software related to our computer system conversions to bring us onto a single platform for our enterprise resource planning system and engineering test equipment for our DXi-series products under development. We received $2.2 million in net proceeds from the sale of a Malaysia subsidiary in the second quarter of fiscal 2008.

Cash provided by financing activities during the first six months of fiscal 2008 was primarily due to borrowings of $442.0 million offset by repayments of $432.5 million, as well as $9.0 million net proceeds received from the issuance of common stock related to employee stock incentive plans and employee stock purchase plan. Borrowings and repayments were primarily due to borrowings under our new credit facility and repayment of our prior credit facility.

Six Months Ended September 30, 2006

The difference between reported net loss and cash used in operating activities during the six months ended September 30, 2006 was primarily due to non-cash items such as depreciation, amortization, in-process research and development and share-based compensation. Cash used to fund working capital during the period was primarily due to increases in service parts for maintenance and accounts receivable and payments on accrued restructuring. Service parts for maintenance increased in order to meet the Restriction of Hazardous Substances (“RoHS”) compliance requirements in Europe and support our growing installed base. The increase in accounts receivable was largely due to strong end-of-quarter sales. The cash outflow related to accrued restructuring was primarily due to severance payments made during the period related to restructuring obligations assumed in our acquisition of ADIC.

Cash used in investing activities during the first six months of fiscal 2007 reflects $545.4 million of cash paid, net of cash acquired, for our acquisition of ADIC. Proceeds from the sale of marketable securities of $544.7 million were largely offset by purchases of marketable securities of $464.8 million. Additionally, we purchased $9.7 million of property and equipment and received $6.0 million in proceeds from the sale of our Ireland facility.

Cash provided by financing activities during the first six months of fiscal 2007 was primarily related to borrowings of $496.5 million less loan fees of $9.7 million. Additionally, we received $3.1 million in net proceeds from the issuance of common stock related to our employee stock incentive plans and employee stock purchase plan.

Capital Resources and Financial Condition

We have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue around current levels, to maintain or improve gross margins, and to control operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing credit facilities.

Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources. As of September 30, 2007, we had credit available on our credit facility, described further in the “Long-Term Debt” section below.

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

Any lack of renewal, or waiver or amendment, if needed, could result in the revolving credit line and term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at September 30, 2007, this would mean $380 million would be immediately payable.

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

Long-term Debt

On August 22, 2006, we entered into a secured senior credit facility (“August 22, 2006 credit facility”) with a group of lenders that provided a $150 million revolving credit line, a $225 million term loan and a $125 million second lien term loan with maturity dates of August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

On July 12, 2007, we entered into a senior secured credit agreement (“the new credit agreement”) with a different group of lenders, providing a $50 million revolving credit facility and a $400 million term loan. We borrowed $400 million on the term loan to repay all borrowings under our August 22, 2006 credit facility. The new credit agreement loans are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants. We have incurred loan fees of $8.0 million related to this debt refinancing which were capitalized in the second quarter of fiscal 2008 and included in other long-term assets on our Condensed Consolidated Balance Sheet. These fees are being amortized to interest expense over the respective loan terms.

In conjunction with the repayment of our August 22, 2006 credit facility, the unamortized debt costs of $8.1 million related to that borrowing were written off to interest expense in the second quarter of fiscal 2008 and are included as a component of amortization in the Condensed Consolidated Statements of Cash Flows. Additionally, we incurred $4.5 million in prepayment fees when we repaid our August 22, 2006 credit facility.

Under the new credit agreement the $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date of, or convert into equity the existing $160 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at either, at our option, a prime rate plus a margin of 2.5% or a three month LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 8.70% at September 30, 2007. Beginning on September 30, 2007, a principal payment on the term loan in an amount equal to $1.0 million is payable quarterly with a final payment of all outstanding principal and interest to be paid at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount.

Under the new credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. We currently have letters of credit totaling $2.3 million, reducing the available borrowings on the revolver to $47.7 million. Interest accrues on the revolving credit facility at either, at our option, a prime rate plus a margin of 2.5% or a three month LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

During the second quarter of fiscal 2008, we made principal payments of $20 million on the term loan and incurred $0.2 million in prepayment fees. We did not borrow on the revolving credit facility. As of September 30, 2007, we were in compliance with the debt covenants and our outstanding term debt was $380 million.

Interest Rate Collar

We have an interest rate no cost collar instrument that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. During the second quarter of fiscal 2008, the three month LIBOR rate was within the floor and cap.

The interest rate collar did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We recorded the change in fair market value in other long-term assets in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of September 30, 2007, the cumulative loss on the interest rate collar was $0.3 million. We do not engage in hedging activity for speculative or trading purposes.

Commitments

As of September 30, 2007, we have commitments related to repayment of our debt as described in Note 11 to the Condensed Consolidated Financial Statements. We have commitments to purchase inventory of $59.4 million, described further in Note 17 to the Condensed Consolidated Financial Statements. We also have commitments related to our operating leases. Refer to our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 13, 2007.

As of September 30, 2007, we have commitments to provide an additional $1.4 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made as capital calls are received, thus we cannot estimate when those payments will be made.

As of September 30, 2007, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the six months ended September 30, 2007. Our ability to repurchase common stock is restricted under our credit facilities.

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

The critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007 filed with the SEC on June 13, 2007. New critical accounting policies that involve significant judgments and estimates are disclosed below.

Service Revenue and Service Cost of Revenue

Service revenue is derived from contracts for field support provided to our branded customers in addition to installation and integration services and repair services that are not otherwise included in the base price of the product. Service does not include revenue or costs associated with basic warranty support on new branded or OEM products. We classify expenses as service cost of revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract, installation and integration services and repair services. These estimates are based upon a variety of factors, including the nature of the support activity, the cost of stocking and shipping service parts for maintenance and the level of infrastructure required to support the activities that comprise service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 18 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents and marketable securities and interest expense on short-term and long-term borrowings.

Our cash equivalents and marketable securities consisted primarily of money market funds and auction rate securities, respectively, during the six months ended September 30, 2007. The main objective of these investments is safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.4 million decrease in interest income for the six months ended September 30, 2007.

As of September 30, 2007, our senior credit facilities were comprised of a $50 million revolving credit facility expiring in June 2012 and a $400 million term loan expiring in July 2014. Interest on the revolving credit facility and the term loan is either, at our option, a prime rate plus a margin of 2.5% or LIBOR plus a margin of 3.5%. A hypothetical 100 basis point increase in interest rates would have resulted in an approximately $2.2 million increase in interest expense for the six months ended September 30, 2007.

As of September 30, 2007 our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 11 “Convertible Subordinated Debt, Long-Term Debt and Interest Rate Collar” to the Condensed Consolidated Financial Statements).

We have an interest rate no cost collar instrument that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR floor of 4.64% and a cap of 5.49% through December 2008. During the first six months of fiscal 2008, the three month LIBOR rate was within the floor and cap; therefore, there was no impact to our interest expense from the interest rate collar.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. During the six months ended September 30, 2007, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations because we believed that we had a natural hedge through our worldwide operating structure. We do not anticipate any material effect on our consolidated financial position utilizing our current hedging strategy.

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

The information contained in Note 16 “Litigation” to the Condensed Consolidated Financial Statements is incorporated into this Part II, Item 1 by reference.

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

We have incurred significant indebtedness, which constrains our ability to operate our business. Unless we are able to generate sufficient cash flows from operations to meet our debt service obligations, our business financial condition and operating results will be materially and adversely affected.

In connection with our acquisition of ADIC, we borrowed $496.5 million in August 2006, adding a significant amount of indebtedness and interest expense to our obligations. We refinanced our debt on July 12, 2007. As of September 30, 2007, the total amount outstanding from these borrowings was $380 million. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

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

A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the United States. We also have sales outside the United States. A significant number of our products are manufactured in Malaysia by a contract manufacturer. Similarly, one of the suppliers of recording heads for our products is located in China. Because of these operations, we are subject to a number of risks including:

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold over 450 United States patents and have approximately 150 United States patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers, and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which we implemented at the beginning of fiscal 2007. We are required to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness to Quantum because the fair value associated with these grants typically results in future compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models used to estimate fair value were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS No. 123R to recognize the fair value of stock options as compensation expense, beginning in the first quarter of fiscal 2007, our future results of operations will be adversely impacted. See also Note 4 “Stock Incentive Plans and Share-based Compensation” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 13, 2007.

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

An annual meeting of the stockholders of Quantum was held on August 17, 2007. The following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each proposal:

Proposal 1. Proposal to elect seven (7) directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

	For	Withheld
Richard E. Belluzzo	173,805,551	6,362,458
Michael A. Brown	130,548,710	49,619,299
Thomas S. Buchsbaum	175,460,396	4,707,613
Alan L. Earhart	169,417,913	10,750,096
Edward M. Esber, Jr.	130,862,539	49,305,470
Elizabeth A. Fetter	130,468,794	49,699,215
Joseph A. Marengi	171,629,841	8,538,168

Proposal 2. Proposal to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Quantum for the fiscal year ending March 31, 2008.

For: 179,607,832	Against: 290,098	Abstain: 270,079

Proposal 3. Proposal to approve and ratify an amendment to the Company’s Nonemployee Director Equity Incentive Plan

For: 99,993,405	Against: 51,944,558	Abstain: 516,994	Broker Non-Votes: 27,713,052

Proposal 4. Proposal to approve and ratify an amendment to the Company’s Employee Stock Purchase Plan

For: 142,153,586	Against: 10,017,178	Abstain: 284,193	Broker Non-Votes: 27,713,052

Proposal 5. Proposal to approve and ratify an amendment to the Restated Executive Officer Incentive Plan

For: 173,846,805	Against: 5,543,346	Abstain: 777,858

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index beginning on page 45 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President and Chief Financial Officer

Dated: November 8, 2007

QUANTUM CORPORATION

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger by and among Quantum Corporation, Agate Acquisition Corporation and Advanced Digital Information Corporation, dated as of May 2, 2006.	8-K	001-13449	2.1	May 5, 2006

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007

3.2	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

3.4	Certificate of Amendment of Amended and Restated By-laws of Registrant, effective August 23, 2007.	8-K	001-13449	3.1	August 29, 2007

4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999

4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

4.4	Second Amendment to the Amended and Restated Preferred Shares Rights Plan, dated November 1, 2006.	8-K	001-13449	4.1	November 6, 2006

10.1	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003

10.2*	Chief Executive Officer Change of Control Agreement, dated April 1, 2007, between Registrant and Richard E. Belluzzo.	8-K	001-13449	10.1	April 4, 2007

10.3*	Form of Officer Change of Control Agreement, dated April 1, 2007, between Registrant and each of Registrant’s Executive Officers (other than the Chief Executive Officer).	8-K	001-13449	10.2	April 4, 1007

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.4*	Form of Director Change of Control Agreement, dated April 1, 2007, between Registrant and each Director of Registrant (other than the Chairman and CEO).	8-K	001-13449	10.3	April 4, 2007

10.6*	Offer Letter for Joseph A. Marengi, dated May 17, 2007.	8-K	001-13449	10.1	May 25, 2007

10.7	Stock Purchase Agreement, dated July 1, 2007, between Registrant and Benchmark Electronics Netherlands Holding B.V.	8-K	001-13449	10.1	July 6, 2007

10.8	Senior Secured Credit Agreement, dated July 12, 2007, by and among the Registrant, Credit Suisse, as Collateral Agent, Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto.	10-Q	001-13449	10.8	August 9, 2007

10.9	Security Agreement, dated July 12, 2007, among the Registrant and the other Grantors referred to therein.	10-Q	001-13449	10.9	August 9, 2007

10.10*	Offer Letter of Mr. Bruce A. Pasternack, dated July 12, 2007.	8-K	001-13449	10.1	July 18, 2007

10.11*	Offer Letter of Mr. Dennis P. Wolf, dated July 12, 2007.	8-K	001-13449	10.2	July 18, 2007

10.12*	Offer Letter of Mr. Paul Auvil, dated August 20, 2007.	8-K	001-13449	10.1	August 29, 2007

31.1‡	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2†	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.