Form 10-K/A
period 2007-03-31
QUANTUM CORP /DE/
filed 2007-11-21
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

i

EXPLANATORY NOTE

During fiscal year 2006, Quantum Corporation (the “Company” or “we”) entered into a legal settlement and cross license agreement with Storage Technology Corporation (“StorageTek”) resulting in a charge of $18.6 million. We also entered into another legal settlement for $1.9 million during fiscal 2006. Both of these charges were recorded as a separate financial statement line item called “loss on litigation settlement” in the non-operating section of our Consolidated Statement of Operations for the year ended March 31, 2006.

On November 2, 2007, we received a comment letter from the Securities and Exchange Commission (the “SEC”) in regard to our Annual Report on Form 10-K for the year ended March 31, 2006. In this letter, the SEC requested that we amend our Annual Report on Form 10-K for the year ended March 31, 2007 to include the StorageTek and other legal settlement expense as a separate component of operating expenses in our Consolidated Statement of Operations for the year ended March 31, 2006. We have been in discussions with the SEC Staff regarding this matter. On November 15, 2007, we decided to amend our Annual Report on Form 10-K for the year ended March 31, 2007. The Company’s management and the Audit Committee of the Board of Directors discussed this matter with Ernst & Young LLP, the Company’s independent registered public accounting firm. The Audit Committee and management concurred with the SEC’s conclusion and recommended the loss on litigation settlement be reclassified from a non-operating expense to an operating expense.

The effect of the reclassification of the loss on litigation settlement from a non-operating item to operating expense for the year ended March 31, 2006 is summarized below (in thousands):

	As Reported	As Restated
Loss on litigation settlement (operating expense)	$—	$20,517
Operating expenses	252,892	273,409
Loss from operations	(20,964)	(41,481)
Loss on litigation settlement (non-operating expense)	20,517	—
Net loss	(41,479)	(41,479)
Net loss per share	$(0.23)	$(0.23)

We have revised the following Items of our Annual Report on Form 10-K for the year ended March 31, 2007: Item 1B. Unresolved Staff Comments; Item 6. Selected Financial Data; Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to operating expense and operating income; Item 8 Financial Statements and Supplementary Data, specifically the Consolidated Statements of Operations and the addition of Note 3, Restatement of Previously Issued Financial Statements; Item 9A and Item 15.

PART I

ITEM 1B.	Unresolved Staff Comments

We received comments from the Securities and Exchange Commission (“SEC”) in regard to our Annual Report on Form 10-K for the year ended March 31, 2006. We responded to these comments on May 11, 2007. Subsequently, we were orally informed by the SEC that we would be receiving an additional comment regarding the fiscal 2006 Annual Report on Form 10-K, but as of June 13, 2007, the date we filed our Annual Report on Form 10-K for the year ended March 31, 2007, we had not yet received the comment and did not know the nature of the comment. We received additional comments from the SEC on July 25, 2007 and August 31, 2007, and responded to those comments on August 7, 2007 and September 17, 2007, respectively. On November 2, 2007, we received a letter requesting that we amend our Annual Report on Form 10-K for the year ended March 31, 2007 to report as an operating expense amounts previously recorded as “loss on litigation settlement” in the non-operating section of our Consolidated Statements of Operations for the year ended March 31, 2006. We responded to the November 2, 2007 comment letter on November 16, 2007 and informed the SEC Staff we would be filing this amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007.

PART II

ITEM 6.	Selected Financial Data

This summary of selected consolidated financial information of Quantum for fiscal 2003 to 2007 should be read along with our Consolidated Financial Statements contained in this Annual Report on Form 10-K/A. On August 22, 2006, we completed the acquisition of Advanced Digital Information Corporation (“ADIC”) and on January 5, 2005, we completed the acquisition of Certance Holdings (“Certance”). On February 4, 2003, we completed the acquisition of SANlight, Inc. (“SANlight”) and on

November 13, 2002, we completed the acquisition of Benchmark Storage Innovations, Inc. (“Benchmark”). The selected information below includes the results of operations of our acquisitions from their respective acquisition dates (refer to Note 6 “Acquisitions” to the Consolidated Financial Statements). As a result of the disposition of the network attached storage (“NAS”) business on October 28, 2002, the selected financial information below presents results of the NAS business as discontinued operations. Other items affecting the comparability of selected financial information are described below:

•

The results of continuing operations for fiscal 2007 and 2003 included $14.7 million and $7.8 million, respectively, of purchased in-process research and development in connection with the acquisitions of ADIC and SANlight, respectively.

•	The results of continuing operations for fiscal 2006 included loss on settlement charges from legal settlements and a cross license agreement of $20.5 million.

•

The results of continuing operations for fiscal 2003 included a cumulative effect of an accounting change of $94.3 million related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and $58.7 million for a write-off of goodwill related to the Storage Systems business.

(In thousands, except per-share data)

	For the year ended March 31,
Statement of Operations Data:	2007	2006 Restated	2005	2004	2003
Product revenue	$902,256	$705,606	$670,194	$677,259	$684,156
Royalty revenue	113,918	128,681	123,974	131,125	186,653

Total revenue	1,016,174	834,287	794,168	808,384	870,809
Cost of revenue	721,889	601,847	558,689	556,725	603,646
Restructuring charges related to cost of revenue	900	512	—	—	—

Total cost of revenue	722,789	602,359	558,689	556,725	603,646

Gross margin	293,385	231,928	235,479	251,659	267,163
Research and development expenses	115,220	107,407	96,680	103,471	111,926
Sales and marketing, general and administrative expenses	178,711	127,367	136,813	152,668	171,720
Goodwill impairment	—	—	—	—	58,689
Restructuring charges	11,908	18,118	11,521	15,212	24,200
In-process research and development	14,700	—	—	—	7,802
Loss on litigation settlement	—	20,517	—	—	—

Loss from operations	(27,154)	(41,481)	(9,535)	(19,692)	(107,174)
Loss from continuing operations	(64,094)	(41,479)	(3,496)	(63,715)	(132,088)
Income (loss) from discontinued operations	—	—	—	1,693	(37,909)
Cumulative effect of an accounting change	—	—	—	—	(94,298)
Net loss	$(64,094)	$(41,479)	$(3,496)	$(62,022)	$(264,295)
Basic and diluted loss per share from continuing operations	$(0.33)	$(0.23)	$(0.02)	$(0.36)	$(0.81)
Basic and diluted net loss per share	$(0.33)	$(0.23)	$(0.02)	$(0.35)	$(1.63)

	As of March 31,
Balance Sheet Data:	2007	2006	2005	2004	2003
Property and equipment, net	$50,241	$38,748	$42,716	$40,377	$59,092
Total assets	$1,125,829	$663,344	$724,614	$705,558	$921,729
Short-term debt	$25,000	$—	$—	$537	$—
Long-term debt	$497,500	$160,000	$160,000	$160,000	$287,500

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our investment in sales and marketing increased in fiscal 2007 as we integrated ADIC, expanded our sales team and further developed sales channels to support our technologically evolving product lines. General and administrative expenses increased in fiscal 2007, primarily due to additional facilities acquired with ADIC as well as share-based compensation. Our restructuring charges in fiscal 2007 were primarily related to our global integration of ADIC and strategic roadmap decisions. We also had $14.7 million of in-process research and development expense related to the ADIC acquisition. Our operating expenses increased in fiscal 2007 primarily due to $41.2 million in increased sales and marketing expenditures and $14.7 million of in-process research and development, partially offset by $20.5 million in decreased litigation settlement costs that were incurred during fiscal year 2006. Included in our total operating expenses were $15.4 million of intangible amortization and $7.8 million in share-based compensation expense, a $10.0 million and $7.0 million increase from the prior year, respectively.

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

The following discussion of our financial condition and results of operations is intended to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements

RESULTS OF OPERATIONS FOR FISCAL 2007, 2006 AND 2005

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

RESULTS OF OPERATIONS

(In thousands)	For the year ended March 31,						Change
	2007		2006 Restated		2005		2007 vs 2006 Restated		2006 vs 2005 Restated
		% of revenue		% of revenue		% of revenue		%		%
Product revenue	$902,256	88.8%	$705,606	84.6%	$670,194	84.4%	$196,650	27.9%	$35,412	5.3%
Royalty revenue	113,918	11.2%	128,681	15.4%	123,974	15.6%	(14,763)	(11.5)%	4,707	3.8%

Total revenue	1,016,174	100.0%	834,287	100.0%	794,168	100.0%	181,887	21.8%	40,119	5.1%
Cost of revenue	721,889	71.0%	601,847	72.1%	558,689	70.3%	120,042	19.9%	43,158	7.7%
Restructuring charges related to cost of revenue	900	0.1%	512	0.1%	—	—	388	75.8%	512	100%

Total cost of revenue	722,789	71.1%	602,359	72.2%	558,689	70.3%	120,430	20.0%	43,670	7.8%

Gross margin	293,385		231,928		235,479		61,457	26.5%	(3,551)	(1.5)%
Gross margin rate	28.9%		27.8%		29.7%
Operating expenses:
Research and development	115,220	11.3%	107,407	12.9%	96,680	12.2%	7,813	7.3%	10,727	11.1%
Sales and marketing	126,840	12.5%	85,388	10.2%	87,029	11.0%	41,452	48.5%	(1,641)	(1.9)%
General and administrative	51,871	5.1%	41,979	5.0%	49,784	6.3%	9,892	23.6%	(7,805)	(15.7)%
Restructuring charges	11,908	1.2%	18,118	2.2%	11,521	1.5%	(6,210)	(34.3)%	6,597	57.3%
In-process research and development	14,700	1.4%	—	—	—	—	14,700	100.0%	—	—
Loss on litigation settlement	—	—	20,517	2.5%	—	—	(20,517)	(100.0)%	20,517	100.0%

	320,539	31.5%	273,409	32.8%	245,014	30.9%	47,130	17.2%	28,395	11.6%

Loss from operations	(27,154)	(2.7)%	(41,481)	(5.0)%	(9,535)	(1.2)%	14,327	(34.5)%	(31,946)	335.0%
Interest income and other, net	8,746	0.9%	11,376	1.4%	8,612	1.1%	(2,630)	(23.1)%	2,764	32.1%
Interest expense	(40,748)	(4.0)%	(9,976)	(1.2)%	(11,212)	(1.4)%	(30,772)	308.5%	1,236	(11.0)%

Loss before income taxes	(59,156)	(5.8)%	(40,081)	(4.8)%	(12,135)	(1.5)%	(19,075)	47.6%	(27,946)	230.3%
Income tax provision (benefit)	4,938	0.5%	1,398	0.2%	(8,639)	(1.1)%	3,540	253.2%	10,037	(116.2)%

Net loss	$(64,094)	(6.3)%	$(41,479)	(5.0)%	$(3,496)	(0.4)%	$(22,615)	54.5%	$(37,983)	N/M

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

Refer to Note 9 “Goodwill and Intangible Assets” to the Consolidated Financial Statements for further information.

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

For more information regarding Share-Based Compensation, refer to Note 5 “Stock Incentive Plans and Share-Based Compensation” to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Recent Accounting Pronouncements in Note 4 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	For the year ended March 31,
	2007	2006 Restated (1)	2005
Product revenue	$902,256	$705,606	$670,194
Royalty revenue	113,918	128,681	123,974

Total revenue	1,016,174	834,287	794,168

Cost of revenue	721,889	601,847	558,689
Restructuring charges related to cost of revenue	900	512	—

Total cost of revenue	722,789	602,359	558,689

Gross margin	293,385	231,928	235,479
Operating expenses:
Research and development	115,220	107,407	96,680
Sales and marketing	126,840	85,388	87,029
General and administrative	51,871	41,979	49,784
Restructuring charges	11,908	18,118	11,521
In-process research and development	14,700	—	—
Loss on litigation settlement	—	20,517	—

	320,539	273,409	245,014

Loss from operations	(27,154)	(41,481)	(9,535)
Interest income and other, net	8,746	11,376	8,612
Interest expense	(40,748)	(9,976)	(11,212)

Loss before income taxes	(59,156)	(40,081)	(12,135)
Income tax provision (benefit)	4,938	1,398	(8,639)

Net loss	$(64,094)	$(41,479)	$(3,496)

Basic and diluted net loss per share	$(0.33)	$(0.23)	$(0.02)
Basic and diluted weighted-average common and common equivalent shares	192,236	184,063	181,111

(1)	Refer to Note 3 of the Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	March 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$60,581	$123,298
Short-term investments	35,000	99,975
Accounts receivable, net of allowance for doubtful accounts of $6,431 and $7,843	149,435	114,020
Inventories	91,153	88,963
Deferred income taxes	17,137	7,422
Other current assets	33,155	30,869

Total current assets	386,461	464,547
Long-term assets:
Property and equipment, less accumulated depreciation	50,241	38,748
Service parts for maintenance, less accumulated amortization	82,361	57,316
Purchased technology, less accumulated amortization	106,524	41,237
Other intangible assets, less accumulated amortization	92,077	8,572
Goodwill	390,032	47,178
Other long-term assets	18,133	5,746

Total long-term assets	739,368	198,797

	$1,125,829	$663,344

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98,757	$67,306
Accrued warranty	30,669	32,422
Accrued compensation	32,814	24,903
Income taxes payable	15,490	8,627
Deferred revenue, current	57,617	22,107
Current portion of long-term debt	25,000	—
Accrued restructuring charges	13,289	13,019
Other accrued liabilities	55,814	46,825

Total current liabilities	329,450	215,209
Long-term liabilities:
Deferred income taxes	16,751	6,995
Long-term debt	337,500	—
Convertible subordinated debt	160,000	160,000
Deferred revenue, long-term	27,634	—
Other long-term liabilities	53	69

Total long-term liabilities	541,938	167,064
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Preferred stock, 20,000,000 shares authorized; no shares issued as of March 31, 2007 and March 31, 2006	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 197,816,871 and 188,840,566 shares issued and outstanding as of March 31, 2007 and 2006, respectively	1,978	1,889
Capital in excess of par value	306,409	272,690
Retained earnings (deficit)	(60,472)	3,622
Accumulated other comprehensive income	6,526	2,870

Stockholders’ equity	254,441	281,071

	$1,125,829	$663,344

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

During the second quarter of fiscal 2007, we changed our accounting estimate related to the valuation of service parts for maintenance. Previously, we amortized the value of our finished goods service parts over a five year period and evaluated the difference between cost and market value for our component service parts on a quarterly basis, recording write-downs if the cost exceeded estimated market value. Beginning in the second quarter of fiscal 2007, we are amortizing all of our service parts for maintenance on a straight-line basis over a total life of eight years and will record additional write-downs when excess and obsolete parts not covered by the amortization are identified. This change in estimate reflects our usage of service parts, which are used to support our products during their life cycles as well as generally five years after a product reaches end of life. In addition to this change in estimate, we have also reclassified service parts for maintenance from current assets to long-term assets to reflect the expected life of these assets. During the year ended March 31, 2007, we estimate both our cost of revenue and net loss were higher by $5.5 million compared to what would have been recorded using previous estimates. Our net loss increased $0.03 per share for the year ended March 31, 2007 using the changed estimate. See Note 4 below for a description of our accounting policy regarding amortization of service parts for maintenance.

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

Note 3: Restatement of Previously Issued Financial Statements

During fiscal year 2006, we entered into a legal settlement and cross license agreement with Storage Technology Corporation (“StorageTek”) resulting in a charge of $18.6 million. We also entered into another legal settlement for $1.9 million during fiscal 2006. Both of these charges were previously reported as a “loss on litigation settlement” in the non-operating section of our Consolidated Statement of Operations for the year ended March 31, 2006.

On November 2, 2007, we received a comment letter from the Securities and Exchange Commission (the “SEC”) in regard to our Annual Report on Form 10-K for the year ended March 31, 2006. In this letter, the SEC requested that we amend our Annual Report on Form 10-K for the year ended March 31, 2007 to include the StorageTek and other legal settlement expense as a component of operating expenses in the Consolidated Statement of Operations for the year ended March 31, 2006.

Following is a summary of the impact of this restatement on our Consolidated Statement of Operations for the fiscal year ended March 31, 2006 (in thousands):

	As Reported	As Restated
Loss on litigation settlement (operating expense)	$—	$20,517
Operating expenses	252,892	273,409
Loss from operations	(20,964)	(41,481)
Loss on litigation settlement (non-operating expense)	20,517	—
Net loss	(41,479)	(41,479)
Net loss per share	$(0.23)	$(0.23)

The restatement did not affect our Consolidated Balance Sheet, Consolidated Statement of Cash Flows or Consolidated Statement of Stockholders’ Equity as of or for the year ended March 31, 2006.

Note 4: Summary of Significant Accounting Policies

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

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually in the fiscal fourth quarter, or more frequently when indicators of impairment are present. Refer to Note 9 “Goodwill and Intangible Assets” for a discussion of the impact of applying Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

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

Note 5: Stock Incentive Plans and Share-Based Compensation

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

As of March 31, 2007, there was $3.3 million of total unrecognized compensation costs related to nonvested restricted stock granted under our Plans. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted- average period of 2.4 years. Total fair value of awards vested during the year ended March 31, 2007, 2006 and 2005 was $0.9 million, $1.3 million and $0.2 million, respectively. We issue new common shares upon vesting of restricted stock units.

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

Note 6: Acquisitions

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

Note 7: Financial Instruments and Other Investments

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

Refer to Note 11, “Convertible Subordinated Debt, Short-Term Debt and Long-Term Debt”, for additional disclosures regarding our debt financial instruments.

Note 8: Inventories, Property and Equipment and Service Parts for Maintenance

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

Note 9: Goodwill and Intangible Assets

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

Note 14: Stockholder Rights Agreement, Common Stock and Common Stock Repurchases

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

Note 15: Savings and Investment Plan

Substantially all of the regular domestic employees are eligible to make contributions to our 401(k) savings and investment plan. We match a percentage of our employees’ contributions and may also make additional discretionary contributions to the plan. Employer contributions were $4.5 million, $3.0 million and $2.8 million in fiscal 2007, 2006 and 2005, respectively.

Note 16: Income Taxes

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

Note 17: Net Loss Per Share

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

Note 18: Litigation

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

Note 19: Commitments and Contingencies

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

Note 20: Geographic and Customer Information

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

Note 21: Unaudited Quarterly Financial Data

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Quantum Corporation

We have audited the accompanying consolidated balance sheets of Quantum Corporation as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2007, 2006 (Restated) and 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years ended March 31, 2007, 2006 (Restated) and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its previously issued consolidated statement of operations for the year ended March 31, 2006.

As discussed in Note 4 to the consolidated financial statements, in fiscal 2007, Quantum Corporation changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quantum Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2007 except for internal control over financial reporting related to Note 3 of the 2007 consolidated financial statements, as to which the date is November 20, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 11, 2007, except for Note 3,

as to which the date is November 20, 2007

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Quantum Corporation as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2007, 2006 (Restated) and 2005 of Quantum Corporation and our report dated June 11, 2007, except for Note 3, as to which the date is November 20, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 11, 2007,

except for internal control over financial reporting related to Note 3 of the 2007 consolidated financial statements as to which the date is November 20, 2007

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

Investor Relations

Quantum Corporation

1650 Technology Drive Suite 700

San Jose, California 95110

408-944-4450

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements—Our Consolidated Financials Statements are listed in the Index to Consolidated Financial Statements.

(b)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-K	001-13449	3.1	June 29, 2001
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-13449	3.2	November 4, 2005
3.3	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000
3.4	Certificate of Amendment to Amended and Restated By-laws of Registrant, effective May 21, 2007.	8-K	001-13449	3.1	May 25, 2007
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999
4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002
4.3	Second Amendment to the Amended and Restated Preferred Shares Rights Plan, dated November 1, 2006.	8-K	001-13449	4.1	November 6, 2006
4.4	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007
10.2	Form of Officer Change of Control Agreement, dated April 1, 2007, between Registrant and the Executive Officers (other than the Chief Executive Officer). *	8-K	001-13449	10.2	April 4, 2007
10.3	Chief Executive Officer Change of Control Agreement, dated April 1, 2007, between Registrant and the Chief Executive Officer. *	8-K	001-13449	10.1	April 4, 2007
10.4	Form of Director Change of Control Agreement, dated April 1, 2007, between Registrant and the Directors. *	8-K	001-13449	10.3	April 4, 2007
10.5	1993 Long-Term Incentive Plan (as amended and restated effective February 27, 2006). *	8-K	001-13449	10.2	March 3, 2006
10.6	1993 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement. *	8-K	001-13449	10.3	March 3, 2006
10.7	1993 Long-Term Incentive Plan Form of Stock Option Agreement. *	Schedule TO	005-35818	99(d)(5)	June 4, 2001
10.8	Nonemployee Director Equity Incentive Plan. *	Schedule 14A	001-13449	Appendix A	July 21, 2003
10.9	Nonemployee Director Equity Incentive Plan -Form of Restricted Stock Agreement. *	10-K	001-13449	10.9	June, 14, 2004
10.10	Amended Employee Stock Purchase Plan. *	8-K	001-13449	10.1	November 18, 2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.11	Termination Agreement and General Release of All Claims, dated March 17, 2007, between Registrant and Howard L. Matthews III. *	8-K	001-13449	10.1	March 22, 2007
10.12	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006
10.13	Employment Offer Letter, dated August 28, 2006, between Registrant and Jon W. Gacek. *	8-K	001-13449	10.3	September 7, 2006
10.14	Change of Control Agreement, dated as of May 14, 1999, between ADIC and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006
10.15	Change of Control Agreement, dated November 5, 1999, between ADIC and Jon W. Gacek. *	8-K	001-13449	10.1	July 25, 2006
10.16	Offer Letter, dated May 25, 2007, between Registrant and Joseph A. Marengi. *	8-K	001-13449	10.1	May 25, 2007
10.17	Transaction Bonus and Severance Protection Agreement, dated January 4, 2005, between Certance, LLC and Howard L. Matthews III. *	8-K	001-13449	10.3	June 2, 2005
10.18	Form of Director Grant Agreement. *	8-K	001-13449	10.1	September 29, 2005
10.19	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.20	Resale Registration Rights Agreement, dated July 30, 2003, between Registrant, Lehman Brothers Inc., Morgan Stanley & Co. Incorporated and McDonald Investments Inc.	S-3	333-109587	4.3	October 9, 2003
10.21	Credit Agreement, dated as of August 22, 2006, by and among Registrant, the lenders from time to time party thereto, and KeyBank National Association.	8-K	001-13449	99.2	August 28, 2006
10.22	Term Loan Agreement, dated as of August 22, 2006, by and among Registrant, the lenders from time to time party thereto, and KeyBank National Association.	8-K	001-13449	99.3	August 28, 2006
10.23	Commitment Letter, dated as of April 27, 2006, between Registrant and KeyBank National Association.	8-K	001-13449	99.4	August 28, 2006
10.24	Side Letter, dated as of August 22, 2006 and effective August 18, 2006, between Registrant and KeyBank National Association.	8-K	001-13449	99.5	August 28, 2006
10.25	First Amendment to Credit Agreement, dated as of November 27, 2006, by and among Registrant, the lenders from time to time party thereto, and KeyBank National Association.	8-K	001-13449	10.1	December 1, 2006

		Incorporate by Reference
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.26	First Amendment to Term Loan Agreement, dated as of November 27, 2006, by and among Registrant, the lenders from time to time party thereto, and KeyBank National Association.	8-K	001-13449	10.2	December 1, 2006
10.27	Side Letter, dated as of November 27, 2006, between Registrant and KeyBank National Association.	8-K	001-13449	10.3	December 1, 2006
10.28	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006
10.29	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006
10.30	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006
10.31	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006
10.32	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006
10.33	Agreement and Plan of Merger by and among Registrant, Agate Acquisition Corp. and Advanced Digital Information Corporation, dated May 2, 2006.	8-K	001-13449	2.1	May 5, 2006
10.34	Form of Voting Agreement entered into with certain Directors and Officers, dated May 2, 2006.	8-K	001-13449	10.1	May 5, 2006
10.35	Particulars and Conditions of Sale between Quantum Perepheral Products (Ireland) Limited (as Vendor) and Ronan Egan (in Trust) (as Purchaser).	8-K	001-13449	10.1	May 9, 2006
10.36	License Agreement, between Quantum Perepheral Products (Ireland) Limited (as Licensee) and Ciaran O’ Donoghue and Nuiall O’ Donoghue (as Licensor).	8-K	001-13449	10.2	May 9, 2006
10.37	Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000 by and among Registrant, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits).	10-Q	001-13449	10.1	February 14, 2001
10.38	Tax Sharing and Indemnity Agreement by and among Registrant, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004
10.39	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.40	Agreement and Plan of Merger, dated as of October 20, 2004, among Registrant, Certance Holdings, an exempted company organized under the laws of the Cayman Islands, New SAC, an exempted company organized under the laws of the Cayman Islands and the principal stockholder of Certance, and Quartz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant.	8-K	001-13449	10.1	October 25, 2004
10.41	Letter Agreement, dated December 19, 2005, between Registrant and New SAC.	8-K	001-13449	10.1	December 22, 2005
12.1	Ratio of Earnings to Fixed Charges. ‡
21	Quantum Subsidiaries. ‡
23.1	Consent of Independent Registered Public Accounting Firm. ‡
23.2	Consent of Independent Registered Public Accounting Firm. >>
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.3	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. >>
31.4	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. >>
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. <<
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. <<

*	Indicates management contract or compensatory plan, contract or arrangement.

‡	Previously filed with the Form 10-K.

†	Previously furnished with the Form 10-K.

>>	Filed herewith.

<<	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President and
Chief Financial Officer

Dated: November 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on November 21, 2007.

Signature	Title

/s/ RICHARD E. BELLUZZO Richard E. Belluzzo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JON W. GACEK Jon W. Gacek	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PAUL R. AUVIL, III Paul R. Auvil, III	Director

/s/ * Michael A. Brown	Director

/s/ * Thomas S. Buchsbaum	Director

/s/ * Alan L. Earhart	Director

/s/ * Edward M. Esber, Jr	Director

/s/ * Elizabeth A. Fetter	Director

/s/ * Joseph A. Marengi	Director

/s/ BRUCE A. PASTERNACK Bruce A. Pasternack	Director

/s/ DENNIS P. WOLF Dennis P. Wolf	Director

*By:	/s/ JON W. GACEK
Jon W. Gacek
Attorney-in-Fact