Form 10-Q
period 2007-12-31
QUANTUM CORP /DE/
filed 2008-02-08
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of the close of business on January 31, 2008, approximately 205.5 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Product revenue	$185,130	$234,949	$551,734	$570,993
Service revenue	40,628	37,923	119,740	83,460
Royalty revenue	26,75	29,027	75,312	84,411

Total revenue	252,511	301,899	746,786	738,864
Cost of product revenue	133,885	184,932	412,623	464,275
Cost of service revenue	31,453	27,951	90,421	62,935
Restructuring charges related to cost of revenue	—	—	237	—

Total cost of revenue	165,338	212,883	503,281	527,210
Gross margin	87,173	89,016	243,505	211,654
Operating expenses:
Research and development	20,127	30,245	68,985	78,407
Sales and marketing	39,371	36,524	108,980	86,243
General and administrative	18,787	18,048	58,290	46,399
Restructuring charges	98	545	9,429	7,288
In-process research and development	—	—	—	14,700

	78,383	85,362	245,684	233,037

Income (loss) from operations	8,790	3,654	(2,179)	(21,383)
Interest income and other, net	331	2,243	6,200	6,273
Interest expense	(10,952)	(15,266)	(48,785)	(25,974)

Loss before income taxes	(1,831)	(9,369)	(44,764)	(41,084)
Income tax provision	559	155	678	2,692

Net loss	$(2,390)	$(9,524)	$(45,442)	$(43,776)

Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.22)	$(0.23)
Basic and diluted weighted-average common and common equivalent shares	204,243	194,087	201,211	190,814

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2007 (Unaudited)	March 31, 2007 (1)
Assets
Current assets:
Cash and cash equivalents	$83,420	$60,581
Marketable securities	—	35,000
Accounts receivable, net of allowance for doubtful accounts of $6,777 and $6,431, respectively	209,803	149,435
Inventories	73,657	91,153
Deferred income taxes	14,713	17,137
Other current assets	30,597	33,155

Total current assets	412,190	386,461
Long-term assets:
Property and equipment, less accumulated depreciation	40,447	50,241
Service parts for maintenance, less accumulated amortization	78,147	82,361
Purchased technology, less accumulated amortization	81,685	106,524
Other intangible assets, less accumulated amortization	79,379	92,077
Goodwill	388,670	390,032
Other long-term assets	13,270	18,133

Total long-term assets	681,598	739,368

	$1,093,788	$1,125,829

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98,201	$92,292
Accrued warranty	22,063	30,669
Deferred revenue, current	69,543	57,617
Current portion of long-term debt	4,000	25,000
Accrued restructuring charges	4,473	13,289
Other accrued liabilities	87,027	110,583

Total current liabilities	285,307	329,450
Long-term liabilities:
Deferred revenue, long-term	28,988	27,634
Deferred income taxes	14,310	16,751
Long-term debt	356,000	337,500
Convertible subordinated debt	160,000	160,000
Other long-term liabilities	13,941	53

Total long-term liabilities	573,239	541,938
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000 shares authorized; 205,491 and 197,817 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	332,831	308,387
Accumulated deficit	(104,707)	(60,472)
Accumulated other comprehensive income	7,118	6,526

Total stockholders’ equity	235,242	254,441

	$1,093,788	$1,125,829

(1)	Derived from the March 31, 2007 audited Consolidated Financial Statements included in the Annual Report on Form 10-K, as amended, of Quantum Corporation for fiscal 2007, as filed with the Securities and Exchange Commission on November 21, 2007.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net loss	$(45,442)	$(43,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,411	20,057
Amortization	58,497	38,254
Realized gain on sale of investment	(2,122)	—
In-process research and development	—	14,700
Gain on Ireland facility closure	—	(476)
Deferred income taxes	(18)	(29)
Share-based compensation	10,424	6,547
Fixed assets written off in restructuring	568	382
Changes in assets and liabilities, net of effects from acquisition and sale of subsidiary:
Accounts receivable	(60,368)	(5,204)
Inventories	10,464	18,574
Service parts for maintenance	(7,426)	(13,924)
Accounts payable	14,214	(23,108)
Income taxes payable	33	978
Accrued warranty	(8,606)	(5,822)
Deferred revenue	13,280	8,051
Accrued restructuring charges	(8,314)	(12,962)
Other assets and liabilities	(1,491)	(10,624)

Net cash used in operating activities	(5,896)	(8,382)
Cash flows from investing activities:
Purchases of marketable securities	(65,000)	(564,758)
Proceeds from sale of marketable securities	100,000	624,757
Purchases of property and equipment	(17,356)	(11,255)
Proceeds from sale of Ireland facility	—	6,000
Proceeds from sale of investment	5,441	—
Proceeds from sale of subsidiary, net of cash sold	2,176	—
Payments made in connection with business acquisitions, net of cash acquired	—	(545,385)

Net cash provided by (used in) investing activities	25,261	(490,641)
Cash flows from financing activities:
Borrowings of long-term debt, net	441,953	486,683
Repayments of long-term debt	(452,500)	(7,750)
Proceeds from issuance of common stock, net	14,021	6,460

Net cash provided by financing activities	3,474	485,393
Net increase (decrease) in cash and cash equivalents	22,839	(13,630)
Cash and cash equivalents at beginning of period	60,581	123,298

Cash and cash equivalents at end of period	$83,420	$109,668

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$35,275	$17,963
Income taxes, net of refunds	$(3,260)	$1,635
Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee share-based awards	$1,304	$163
Fair value of stock and options issued in connection with business acquisitions	$—	$14,541

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

Note 2: Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2007 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2007, included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on November 21, 2007.

On August 22, 2006, we completed our acquisition of Advanced Digital Information Corporation (“ADIC”). ADIC’s results of operations and cash flows are included in our Condensed Consolidated Statements of Operations and Cash Flows from this date.

Certain prior period balances in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation. In the Condensed Consolidated Statements of Operations, we began presenting revenue and cost of revenue separately for products and services in the first quarter of fiscal 2008 because our service revenue exceeded 10% of our total revenue. We have made a corresponding adjustment to the Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2006. Our accounting policy for service revenue and cost of revenue is described in Note 3 below. For the three and nine months ended December 31, 2006, we reclassified $1.9 million and $5.7 million, respectively, from research and development expense and $0.9 million and $2.7 million, respectively, from sales and marketing expense to general and administrative expense to conform to the fiscal year 2008 presentation of the allocation of information technology expenses within operating expenses in the Condensed Consolidated Statement of Operations. In the Condensed Consolidated Balance Sheet as of March 31, 2007, we reclassified $6.5 million from accounts payable to other accrued liabilities. These reclassifications have no effect on total assets, stockholders’ equity, net loss or cash flows as previously presented.

Note 3: Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of our audited Consolidated Financial Statements are disclosed in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on November 21, 2007. Significant accounting policies adopted in fiscal 2008 are disclosed below.

Service Revenue and Service Cost of Revenue

Service revenue is derived from contracts for field support provided to our branded customers, in addition to installation and integration services and repair services that are not otherwise included in the base price of the product. See our revenue recognition policy in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on November 21, 2007. Service cost of revenue excludes costs associated with basic warranty support on new branded and OEM products.

We classify expenses as service cost of revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract, installation and integration services and repair services. These estimates are based upon a variety of factors, including the nature of the support activity and the level of infrastructure required to support the activities from which we earn service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Note 4: Stock Incentive Plans and Share-based Compensation

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, consultants, officers and affiliates. The Plans have 115.7 million shares of stock authorized of which 23.5 million shares of stock were available for grant as of December 31, 2007.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. There were 12.4 million shares available for issuance as of December 31, 2007.

Share-Based Compensation

Share-based compensation charges were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Share-based compensation
Cost of revenue	$584	$333	$1,522	$854
Research and development	984	717	2,901	1,757
Sales and marketing	861	563	2,444	1,404
General and administrative	1,476	927	3,557	2,532

	$3,905	$2,540	$10,424	$6,547

Share-based compensation (by type of award)
Stock options	$1,732	$1,488	$4,551	$3,914
Stock purchase plan	499	338	1,393	990
Restricted stock	1,674	714	4,480	1,643

	$3,905	$2,540	$10,424	$6,547

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Stock Options

The weighted-average estimated values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values during the third quarter and first nine months of fiscal 2008 and 2007, were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Option life (in years)	3.8	4.2	3.8	4.2
Risk-free interest rate	3.89%	4.65%	4.54%	4.96%
Stock price volatility	44%	59%	45%	61%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$1.38	$1.19	$1.25	$1.13

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter of fiscal 2008 and 2007, respectively, was estimated at the date of grant. No rights to purchase shares were granted during the third quarter of fiscal 2008 or 2007. The weighted-average fair values and the assumptions used in calculating fair values during the nine month periods ended December 31, 2007 and 2006 were as follows:

	Nine Months Ended
	December 31, 2007	December 31, 2006
Option life (in years)	0.5	0.5
Risk-free interest rate	5.04%	5.17%
Stock price volatility	36%	41%
Dividend yield	—	—
Weighted-average grant date fair value	$0.77	$0.55

Restricted Stock

The fair value of the restricted stock awards granted is the intrinsic value as of the respective grant date since the restricted stock awards are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock awards granted during the third quarter and first nine months of fiscal 2008 were $2.99 and $3.02, respectively. The weighted-average grant date fair values of restricted stock awards granted during the third quarter and first nine months of fiscal 2007 were $2.21 and $1.58, respectively.

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2007	36,259	$3.62
Granted	4,817	3.17
Exercised	(5,731)	2.21
Expired	(274)	11.57
Forfeited	(5,822)	5.42

Outstanding as of December 31, 2007	29,249	3.38	4.59	$10,569

Vested and expected to vest at December 31, 2007	26,423	3.48	4.49	9,358

Exercisable as of December 31, 2007	18,354	3.89	4.01	6,304

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2007	3,714	$1.69
Granted	3,451	3.02
Vested	(1,300)	2.32
Forfeited	(717)	1.58

Nonvested at December 31, 2007	5,148	2.44

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

Amount
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

The total purchase price was allocated to ADIC’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill (in thousands):

Amount
Current assets	$390,262
Property and equipment	29,758
Service parts for maintenance	16,067
Long-term assets	2,349
Intangible assets	190,278
Goodwill	341,492
Current liabilities *	(155,076)
Long-term liabilities	(36,886)
In-process research and development	14,700

Total purchase price	$792,944

*	Current liabilities include approximately $13.6 million of a restructuring liability related to the acquisition. The restructuring liability is primarily related to the severance benefits for pre-merger ADIC employees at the time of the acquisition.

Goodwill and long-term liabilities both decreased $1.4 million from March 31, 2007 due primarily to settlement of a German tax contingency and a net decrease in the estimate of severance benefits to be paid to certain pre-merger ADIC employees. In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of ADIC’s products. The fair value of intangible assets was based, in part, on a valuation using a discounted cash flow approach and other valuation techniques as well as certain estimates and assumptions. The following table sets forth the components of intangible assets associated with the acquisition and the weighted-average amortization period (fair value in thousands):

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

The value assigned to IPR&D of $14.7 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows using a discount rate of 18% to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates to projects associated with the ADIC Scalar i2000 and Scalar i500 products that had not yet reached technological feasibility as of the Acquisition Date and had no alternative future use.

Note 7: Marketable Securities and Other Investments

At December 31, 2007, we did not hold any marketable securities. During the three and nine months ended December 31, 2007 and December 31, 2006, sales of marketable securities resulted in no gains or losses.

Other investments consist of privately held technology companies and private technology venture limited partnerships that are recorded in other long-term assets on the Condensed Consolidated Balance Sheets. At December 31, 2007 and March 31, 2007, we held $1.8 million and $1.5 million, respectively, of investments in private technology venture limited partnerships that are accounted for under the equity method. We recorded a $0.3 million gain for the three and nine months ended December 31, 2007, related to these limited partnership investments. We recorded a $0.3 million loss for the three and nine months ended December 31, 2006, related to these limited partnership investments.

At December 31, 2007, we did not hold any investments in privately held technology companies compared to $3.5 million as of March 31, 2007. During the nine months ended December 31, 2007, we recognized a $0.3 million loss due to an other-than-temporary impairment of an investment in a privately held technology company that had been accounted for under the cost method. We also recognized a gain of $2.1 million from the sale of shares in a privately held technology company that completed an initial public offering during June 2007. During the three months ended December 31, 2007 and the three and nine months ended December 31, 2006, we recognized no gains or losses related to investments in privately held technology companies.

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

Note 8: Inventories

Inventories consisted of the following (in thousands):

	December 31, 2007	March 31, 2007
Raw materials and purchased parts	$25,434	$45,011
Work in process	4,402	7,234
Finished goods	43,821	38,908

	$73,657	$91,153

Note 9: Goodwill and Intangible Assets

As of December 31, 2007 and March 31, 2007, goodwill and intangible assets, net of amortization, were $549.7 million and $588.6 million, respectively, and represented approximately 50% and 52% of total assets, respectively. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present.

Intangible Assets

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to ten years. In estimating the useful lives of intangible assets, we consider the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	Our tape automation systems and our software products, in particular, have long development cycles and have experienced long product life cycles; and

•	Our ability to leverage core technology into backup, recovery and archive solutions and, therefore, to extend the lives of these technologies.

Following is the weighted average amortization period for our intangible assets:

Amortization (Years)
Purchased technology	6.1
Customer lists	7.0
Trademarks	7.5
Non-compete agreements	1.3
All intangible assets	6.5

The following provides a summary of the carrying value of intangible assets that will continue to be amortized (in thousands):

	As of December 31, 2007			As of March 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$189,119	$(107,434)	$81,685	$189,119	$(82,595)	$106,524
Trademarks	27,260	(21,871)	5,389	27,260	(19,221)	8,039
Non-compete agreements	2,000	(1,643)	357	2,000	(1,568)	432
Customer lists	108,272	(34,639)	73,633	108,272	(24,666)	83,606

	$326,651	$(165,587)	$161,064	$326,651	$(128,050)	$198,601

The total amortization expense related to intangible assets was (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Purchased technology	$7,872	$8,673	$24,839	$19,214
Trademarks	853	899	2,650	2,458
Non-compete agreements	25	25	75	42
Customer lists	3,324	4,414	9,973	7,407

	$12,074	$14,011	$37,537	$29,121

The total expected future amortization related to intangible assets is (in thousands):

Amortization
Three months ending March 31, 2008	$11,174
Fiscal 2009	40,203
Fiscal 2010	36,113
Fiscal 2011	28,679
Fiscal 2012 and thereafter	44,895

Total as of December 31, 2007	$161,064

Note 10: Accrued Warranty and Indemnifications

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Beginning balance	$24,082	$35,341	$30,669	$32,422
Warranties assumed from ADIC	—	—	—	6,945
Additional warranties issued	7,375	8,006	19,593	19,614
Settlements made in cash	(9,394)	(9,802)	(28,199)	(25,436)

Ending balance	$22,063	$33,545	$22,063	$33,545

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

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of December 31, 2007, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

On July 12, 2007, we entered into a senior secured credit agreement (“the new credit agreement”) with a different group of lenders, providing a $50 million revolving credit facility and a $400 million term loan. We borrowed $400 million on the term loan to repay all borrowings under our August 22, 2006 credit facility. The new credit agreement loans are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants. We incurred and capitalized $8.1 million of loan fees related to the new credit agreement which are included in other long-term assets on our Condensed Consolidated Balance Sheet. These fees are being amortized to interest expense over the respective loan terms. In conjunction with the repayment of our August 22, 2006 credit facility, the unamortized debt costs of $8.1 million related to that borrowing were written off to interest expense in the second quarter of fiscal 2008 and are included as a component of amortization in the Condensed Consolidated Statements of Cash Flows. Additionally, we incurred $4.5 million in prepayment fees when we repaid our August 22, 2006 credit facility.

Under the new credit agreement, the $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date, or convert into equity the existing $160 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at our option either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 8.33% at December 31, 2007. Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount.

Under the new credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. We currently have letters of credit totaling $2.3 million, reducing the available borrowings on the revolver to $47.7 million. Interest accrues on the revolving credit facility at our option either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

During the third quarter of fiscal 2008, we made principal payments of $20 million on the term loan and incurred $0.2 million in prepayment fees. We did not borrow on the revolving credit facility. As of December 31, 2007, we were in compliance with the debt covenants and our outstanding term debt was $360 million.

Interest Rate Collars

We have an interest rate no cost collar instrument that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. During the third quarter of fiscal 2008, the three month LIBOR rate was within the floor and cap.

The $87.5 million interest rate collar did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the change in fair market value in other accrued liabilities in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of December 31, 2007, the cumulative loss on the interest rate collar was $0.6 million.

Under the terms of the new credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance over the next two years beginning December 31, 2007 through December 31, 2009. During the third quarter of fiscal 2008, we entered into a separate interest rate no cost collar instrument effective as of December 31, 2007 that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 2008 through December 2009. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.25% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 2.68% and the current three month LIBOR rate on the notional amount.

We do not engage in hedging activity for speculative or trading purposes.

Note 12: Restructuring Charges

During fiscal 2007, management approved and began executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations.

In the third quarter of fiscal 2008, we continued to implement our roadmap decisions and actions to improve efficiencies in operations. The restructuring charges that resulted from these cost reduction efforts relate to consolidation of our operations. Substantial steps have been completed as of December 31, 2007, and the associated costs have been recorded.

The types of restructuring expense for the three and nine months ended December 31, 2007 and 2006 were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
By expense type
Severance and benefits (reversal)	$(804)	$545	$6,269	$7,265
Facilities (reversal)	902	—	2,413	(359)
Fixed assets	—	—	568	382
Other	—	—	416	—

	$98	$545	$9,666	$7,288

By cost reduction actions
Outsource certain manufacturing and repair functions	$—	$425	$—	$2,025
Consolidate operations supporting our business	98	120	4,102	5,263
Partner with third party on certain research and development efforts	—	—	5,564	—

	$98	$545	$9,666	$7,288

Fiscal 2008

During the third quarter of fiscal 2008, our restructuring severance and benefits resulted in a net $0.8 million reversal primarily due to certain employees transferring to fill open positions in other areas of the business and to a lesser extent other employees voluntarily terminating employment prior to fulfilling requirements in order to receive severance payments. We expect the severance and benefit restructuring charges to be paid to the impacted employees during the first half of calendar 2008. For the first nine months of fiscal 2008, net severance and benefits expenses of $6.3 million were primarily the result of our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations, offset in part by the reversals described above.

We continued activities to consolidate our operations into fewer locations during the third quarter of fiscal 2008, further consolidating our European locations and operations. For the first nine months of fiscal 2008, our facility restructuring charges were the result of consolidation actions in Boulder, Colorado and in Europe as well as early termination fees on telephone and data services. We also recorded $0.6 million in fixed asset write-offs in the first nine months of fiscal 2008 related to disposal of fixed assets due to consolidating operations within our European locations.

In addition to the restructuring charges incurred in the first nine months of fiscal 2008, we had $0.5 million in net reversals related to restructuring costs associated with exiting activities of pre-merger ADIC in the first quarter of fiscal 2008 and no adjustments in either the second or third quarter of fiscal 2008. The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions throughout the world. These reversals were recognized in the first quarter of fiscal 2008 as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire ADIC and, accordingly, resulted in a decrease to goodwill rather than an expense reduction.

Fiscal 2007

We recorded charges of $0.5 million for severance and benefits associated with cost synergies identified during the third quarter of fiscal 2007 resulting from our evaluation and integration of ADIC. The majority of these charges were paid to the impacted employees during fiscal 2007 and the first part of fiscal 2008. In addition to the restructuring charges in the third quarter of fiscal 2007, a net reversal of $1.1 million of restructuring costs associated with exiting activities of ADIC was recorded, due in large part from new information regarding certain pre-merger ADIC employees. Since these costs were recognized as a liability assumed in the purchase business combination, the reversal resulted in a decrease to goodwill rather than a reduction of expense in that period.

We recorded expenses of $6.6 million for severance and benefits associated with cost synergies identified during the second quarter of fiscal 2007 resulting from our evaluation and integration of ADIC. The majority of these charges were paid to the impacted employees during fiscal 2007 and the first part of fiscal 2008. A $0.4 million facilities reversal resulted from determining higher utilization of a Colorado facility, and $0.4 million in fixed asset charges were recorded for assets impacted by the ADIC acquisition. In the first quarter of fiscal 2007, a $0.1 million net charge was recorded for severance as part of an effort to streamline our marketing and IT functions.

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

Restructuring activity during the three and nine months ended December 31, 2007 and the estimated timing of future payouts for cost reduction actions as of December 31, 2007 was (in thousands):

	For the three months ended December 31, 2007
	Severance and Benefits	Facilities	Other	Total
Balance as of September 30, 2007	$6,614	$1,869	$657	$9,140
Restructuring costs	—	902	—	902
Reversals	(804)	—	—	(804)
Cash payments	(4,379)	(353)	(58)	(4,790)
Non-cash charges	22	3	—	25

Balance as of December 31, 2007	$1,453	$2,421	$599	$4,473

	For the nine months ended December 31, 2007
	Severance and Benefits	Facilities	Fixed Assets	Other	Total
Balance as of March 31, 2007	$10,747	$792	$—	$1,750	$13,289
Restructuring costs	9,110	2,413	568	562	12,653
Reversals	(3,343)	—	—	(146)	(3,489)
Cash payments	(15,156)	(787)	—	(755)	(16,698)
Non-cash charges	95	3	(568)	(812)	(1,282)

Balance as of December 31, 2007	$1,453	$2,421	$—	$599	$4,473

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2008	$893	$695	$—	$1,588
Fiscal 2009 to 2013	560	1,726	599	2,885

	$1,453	$2,421	$599	$4,473

The $4.5 million restructuring accrual as of December 31, 2007 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for research and development programs. The severance and benefits charges will be paid to the impacted employees during the first half of calendar 2008. We expect the noncancellable purchase obligations to be paid in the first quarter of fiscal 2009. The facilities charges relating to vacant facilities in Europe and the U.S. will be paid over their respective lease terms, which continue through fiscal 2013.

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

Note 13: Income Taxes

We had a tax expense of $0.6 million for the three months ended December 31, 2007 as compared to $0.2 million for the three months ended December 31, 2006. The tax provisions for the third quarter of both fiscal 2008 and 2007 reflect expenses for foreign income taxes and state taxes. During the third quarter of fiscal 2007, the decision was made not to utilize the provisions of the Homeland Reinvestment Act for dividends paid from foreign subsidiaries on the fiscal 2006 income tax return that was filed during the quarter. The net decrease in tax expense due to this decision was $0.7 million.

The provision for the nine months ended December 31, 2007 and 2006 was $0.7 million and $2.7 million, respectively. The current year-to-date tax provision reflects foreign income taxes and state taxes of $3.0 million largely offset by a benefit of $2.3 million related to tax positions settled in foreign jurisdictions. The prior year-to-date tax provision reflects expenses for foreign and state income taxes of $2.1 million and $1.8 million for withholding taxes associated with the closure of our Neuchatel, Switzerland facility offset by a benefit related to an expected tax refund of $0.5 million for losses associated with the closure of our Ireland facility and a benefit of $0.7 million related to our decision not to utilize the dividend provisions of the Homeland Reinvestment Act on the fiscal 2006 income tax return filed during the third quarter of fiscal 2007.

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

During the three and nine months ended December 31, 2007, we recorded a net decrease in our unrecognized tax benefits primarily due to closure of the examination of certain foreign subsidiaries. The total unrecognized tax benefit remaining at December 31, 2007 amounted to $12.3 million, including interest, and is included in other long-term liabilities on the December 31, 2007 Condensed Consolidated Balance Sheet. Of this total, $5.8 million, if recognized, would favorably affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. At December 31, 2007 accrued interest and penalties totaled $1.4 million.

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

Note 14: Net Loss Per Share

Following is our computation of basic and diluted net loss per share (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net loss	$(2,390)	$(9,524)	$(45,442)	$(43,776)

Divided by
Weighted average shares outstanding used to compute basic and diluted net loss per share	204,243	194,087	201,211	190,814

Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.22)	$(0.23)

The computations of diluted net loss per share for the periods presented exclude the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•	Options to purchase 29.2 million shares and 39.2 million shares of Quantum common stock, which were outstanding as of December 31, 2007 and 2006, respectively.

•	Unvested restricted stock of 5.1 million shares and 4.2 million shares at December 31, 2007 and 2006, respectively.

Note 15: Comprehensive Loss

Total comprehensive loss, net of tax, if any, for the three and nine months ended December 31, 2007 and 2006 was (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net loss	$(2,390)	$(9,524)	$(45,442)	$(43,776)
Foreign currency translation adjustment	127	241	592	3,222
Unrealized gain (loss) on investments	—	(62)	—	62

Total comprehensive loss	$(2,263)	$(9,345)	$(44,850)	$(40,492)

Note 16: Litigation

On May 18, 2006, a lawsuit was filed in King County Superior Court, Seattle, Washington, naming ADIC and its directors as defendants. The lawsuit is a purported class action filed by Richard Carrigan on behalf of an alleged class of ADIC’s shareholders. Plaintiff alleged, among other things, that the director defendants breached their fiduciary duties in approving the proposed acquisition of ADIC by Quantum that was publicly announced on May 2, 2006. The suit sought to enjoin the defendants from consummating the proposed acquisition and other relief. Though the acquisition was consummated August 22, 2006, the lawsuit remained pending and we continued discussions with the plaintiff to reach a resolution. In January 2007, the parties entered into a memorandum of understanding to settle the litigation and the parties submitted agreement to the Court for approval in May 2007, which was preliminarily approved. We received final approval of the terms of settlement during the second quarter of fiscal 2008.

On October 9, 2007, we filed a lawsuit against Riverbed Technology, Inc (“Riverbed”) in the U.S. District Court in the Northern District of California, alleging Riverbed’s prior and continuing infringement of a patent held by Quantum related to data deduplication technology. On November 13, 2007, Riverbed filed a countersuit against Quantum alleging our infringement of a data deduplication patent held by Riverbed. The parties are currently preparing for trial, which is scheduled for February 2009. Each suit seeks a permanent injunction against the other party, as well as the recovery of monetary damages, including treble damages for willful infringement. We believe that Riverbed’s claims are without merit, that Riverbed’s patent is invalid and we intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation we cannot identify probable or estimable damages related to either lawsuit.

Note 17: Commitments and Contingencies

Lease commitments

We lease certain facilities under noncancellable lease agreements. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. See future minimum lease payments under operating leases and sublease income in Note 19 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on November 21, 2007.

Commitment for additional investment

As of December 31, 2007, we had commitments to provide an additional $1.3 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. We will invest funds as required until our remaining commitments are satisfied.

Commitments to purchase inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2007, we had issued non-cancelable purchase orders for $62.3 million to purchase finished goods from our contract manufacturers and had accrued $4.5 million and $2.8 million as of December 31, 2007 and March 31, 2007, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 18: Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is effective for us beginning in fiscal 2009. Adoption of this standard is not expected to have a significant impact on our consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — a Replacement of FASB Statement No. 141. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008; therefore it applies to future business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be remeasured to fair value each subsequent reporting period. We will adopt SFAS No. 141(R) at the beginning of our 2010 fiscal year, or April 1, 2009. We are currently evaluating the impact this statement may have on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt the statement on April 1, 2009, which is the beginning of our 2010 fiscal year. We are currently evaluating the impact this statement will have, if any, on our consolidated financial position or results of operations.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology; (2) our expectations regarding the amounts and timing of any future restructuring charges, including cost savings resulting therefrom; (3) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion; (4) our expectation that LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as its installed base continues to decrease; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures and sustain our operations for the next 12 months; (6) our expectation that we will return to profitability; (7) our goals for our future operating performance, including our revenue growth, amount and mix, our expectations regarding revenue, gross margin and operating expenses for fiscal 2008 and our cash flows; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; (9) our belief that we may make additional acquisitions in the future; (10) our belief that our total foreign exchange rate exposure is not material; (11) our expectations regarding the benefits of our acquisition of ADIC, including that the combined company will allow us to grow our business and improve our results of operations; (12) our expectations regarding the timing of recognized compensation costs related to our equity awards; (13) our expectations relating to our growth in the disk, software and services markets; (14) our business objectives, key focuses, opportunities and prospects; and (15) our expectation that our emphasis on higher margin opportunities could result in additional declines in our OEM device revenue in the future, are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our ability to realize anticipated benefits from the ADIC acquisition; (5) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (6) the successful execution of our strategy to expand our businesses into new directions; (7) our ability to successfully introduce new products; (8) our ability to achieve and capitalize on changes in market demand; (9) our ability to pay down the principal and interest on our indebtedness; (10) our ability to maintain supplier relationships; and (11) those factors discussed under “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

We offer a broad range of solutions in the data storage market, providing performance and value to organizations of all sizes. We have a broad portfolio of disk-based backup solutions and are a leading provider of tape libraries and autoloaders, as well as a top supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. In addition, our service offerings include a broad range of coverage options to provide the level of support for the widest possible range of information technology environments, with service available in 180 countries.

We earn our revenue from the sale of products, systems and services through an array of channel partners to reach end user customers, which range in size from small businesses and satellite offices to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and under the names of various OEM customers. We face a variety of challenges and opportunities in responding to the competitive dynamics of the technology market which is characterized by rapid change, evolving customer demands and intense competition, including competition with several companies that are also significant customers.

We currently are focused on three primary objectives: to continue to expand market access, mainly by building a stronger branded business; to create a stronger growth platform, particularly by expanding our disk-based backup systems and our software businesses; and to improve our financial position, taking advantage of cost savings and enhanced revenue and profit opportunities from our acquisition of ADIC made in the prior fiscal year.

We have implemented significant changes over the last year to better align our investments, cost structure, partnerships and infrastructure around our strategy. We have worked to improve our operating model, particularly through our continued focus on growing the higher margin areas of our business. In addition, we are measuring our operating performance in terms of operating income and cash flow to allow us to pay down our term debt and reduce our interest costs. Implementation of our objectives is intended to result in improved short term performance while providing greater revenue growth potential.

During the third quarter of fiscal 2008, revenue decreased by $49.4 million to $252.5 million while gross margin increased to 34.5% from 29.5% in the same quarter last year. The revenue decrease was primarily due to a $49.8 million decrease in product revenue mainly from decreased revenue from tape automation systems and to a lesser extent decreased revenue from devices and media products. Our continued emphasis on sales of disk-based backup systems and software solutions resulted in a $2.2 million increase in our revenue from these products.

Although revenue decreased for the quarter compared to the same quarter of the prior year, our gross margin percentage increased 500 basis points primarily due to the change in sales mix as the proportion of product sales through our branded channels comprised 62% of non-royalty revenue in the third quarter of fiscal 2008 compared to 54% in the prior year. Sales of branded products typically generate higher gross margins than sales to our OEM customers. Our gross margin on products sold through both branded and OEM channels also increased compared to the prior year due to product mix and decreased cost of sales from implementation of cost cutting measures.

Operating expenses decreased for the current quarter compared to the prior year primarily due to decreased research and development costs. Research and development expenses decreased in the quarter primarily due to reduced compensation and other expenses from implementation of certain strategic and product line initiatives. Sales and marketing expenses increased in line with our emphasis on growing our branded business. Our operating income was the highest quarterly operating income result in three years due to the combination of increased gross margin percentage and decreased operating expenses.

During the quarter, we repaid $20 million of the term loan on our credit facility, and since August 2006, we have repaid 27%, or $137 million, of our acquisition-related debt. As of December 31, 2007, we had not borrowed from our revolving credit line, and our outstanding term debt balance was $360 million at an interest rate of 8.33%. Our weighted average interest rate on the term debt decreased to 8.70% for the third quarter of fiscal 2008 from 9.07% and 10.53% for the second and first quarters of fiscal 2008, respectively, due to terms of the new credit agreement entered into during the second quarter of fiscal 2008. Interest expense for the quarter was $4.3 million lower than the third quarter of fiscal 2007.

RESULTS OF OPERATIONS

We began presenting product and service revenue and cost of revenue separately in the first quarter of fiscal 2008. We made a corresponding reclassification to the Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2006. See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements for additional information. The following discussion and analysis gives effect to this separate presentation.

The results for the first nine months of fiscal 2007 include the results of ADIC from August 22, 2006 while the third quarter of both fiscal 2008 and 2007 and the first nine months of fiscal 2008 include combined Quantum and ADIC results for the full periods.

Revenue

	Three Months Ended
(In thousands)	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
Product revenue	$185,130	73.3%	$234,949	77.8%	$(49,819)	(21.2)%
Service revenue	40,628	16.1%	37,923	12.6%	2,705	7.1%
Royalty revenue	26,753	10.6%	29,027	9.6%	(2,274)	(7.8)%

Total revenue	$252,511	100.0%	$301,899	100.0%	$(49,388)	(16.4)%

	Nine Months Ended
	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
Product revenue	$551,734	73.9%	$570,993	77.3%	$(19,259)	(3.4)%
Service revenue	119,740	16.0%	83,460	11.3%	36,280	43.5%
Royalty revenue	75,312	10.1%	84,411	11.4%	(9,099)	(10.8)%

Total revenue	$746,786	100.0%	$738,864	100.0%	$7,922	1.1%

Total revenue decreased in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily due to decreases in product revenue. For the first nine months of fiscal 2008 compared to fiscal 2007, total revenue increased primarily due to increases in service revenue from our acquisition of ADIC that were largely offset by decreases in product and royalty revenues.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $49.8 million for the third quarter of fiscal 2008 and decreased $19.3 million for the nine months ended December 31, 2007 compared to the respective prior year periods. The product revenue decrease in the third quarter of fiscal 2008 was primarily due to decreased revenue from tape automation systems and to a lesser extent decreased revenue from devices and media products. These decreases were partially offset by increased sales of disk-based backup systems and software solutions. The decrease in product revenue in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was primarily due to decreased revenue from sales of devices and media. The decrease in revenue from devices and media was partially offset by an increase in tape automation systems revenue and to a lesser extent an increase in sales of disk-based backup systems and software solutions, both of which are largely attributable to our acquisition of ADIC which was completed during the second quarter of fiscal 2007.

Tape automation systems revenue for the quarter decreased $29.6 million primarily due to decreased sales to our OEM customers. Tape automation systems revenue decreased in almost all product categories compared to the third quarter of fiscal 2007. The largest tape automation systems revenue declines for the quarter were in our entry level systems that are nearing the end of their product lives. For the nine months ended December 31, 2007, tape automation system sales increased $30.2 million from the same period last year primarily due to increased sales of our branded products. The nine months ended December 31, 2006 included slightly over four months of ADIC business, while the companies were fully combined for the nine months ended December 31, 2007. Our midrange tape automation line, including the Scalar® i500TM, was the strongest contributor to tape automation systems revenue and product sales growth in the first nine months of fiscal 2008, with sales to both branded and OEM customers.

Revenue from disk-based backup systems and software solutions increased $2.2 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. This increase was primarily due to sales of our DXi-Series disk-based products offset in part by declines in sales of our legacy disk-based products. For the nine months ended December 31, 2007, disk-based backup systems and software solutions revenue increased $16.6 million primarily due to sales of our midrange disk-based products and, to a lesser extent, sales of our StorNext® software.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined $22.4 million and $66.0 million compared to the third quarter and first nine months of fiscal 2007, respectively, primarily due to decreased sales of mid-range drives sold to OEMs as our older tape drives reach their end of life. Branded media sales increased for the three months ended December 31, 2007 while OEM media sales decreased for both the three and nine months ended December 31, 2007 compared to the respective prior year periods. We de-emphasized sales of media due to market pricing that would have resulted in lower margins on the media products. We expect additional declines in our OEM device revenue in the future resulting from our emphasis on higher margin opportunities.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased $2.7 million and $36.3 million compared to the third quarter and first nine months of the prior year, respectively, largely due to increased service contract revenues from branded customers.

Royalty Revenue

Tape media royalties decreased $2.3 million and $9.1 million in the third quarter and first nine months of fiscal 2008, respectively, due to lower media unit sales sold through our OEM customers. Royalties related to our newer LTO products have been increasing, but at a slower rate than declines in royalties from our maturing DLT products, where we experienced a net reduction in the installed base of DLTtape® drives. We expect LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as its installed base continues to decrease.

Gross Margin

	Three Months Ended
(In thousands)	December 31, 2007	Gross margin%	December 31, 2006	Gross margin%	Change	% Change
Gross margin	$87,173	34.5%	$89,016	29.5%	$(1,843)	(2.1)%
Product gross margin	51,245	27.7%	50,017	21.3%	1,228	2.5%
Service gross margin	9,175	22.6%	9,972	26.3%	(797)	(8.0)%

	Nine Months Ended
	December 31, 2007	Gross margin%	December 31, 2006	Gross margin%	Change	% Change
Gross margin	$243,505	32.6%	$211,654	28.6%	$31,851	15.0%
Product gross margin	139,111	25.2%	106,718	18.7%	32,393	30.4%
Service gross margin	29,319	24.5%	20,525	24.6%	8,794	42.8%

The increase in gross margin percentage during the three and nine months ended December 31, 2007 compared to the prior year was largely due to an increase in the percentage of our product sales through branded channels. Branded sales comprised 62% and 61% of non-royalty revenue for the third quarter and first nine months of fiscal 2008, respectively, as compared to 54% and 52% for the respective prior year periods. Sales of branded products typically generate higher gross margins than sales to our OEM customers. The improvement in gross margin for the nine months was offset in part by increases in non-cash expenses, including an increase in amortization of intangible assets of $5.8 million compared to the prior year.

Product Margin

Product gross margin increased primarily due to the higher proportion of product sales through branded channels. In addition, our gross margin on products sold through both branded and OEM channels increased in the three and nine months ended December 31, 2007 compared to gross margins for product sales through branded and OEM channels for the same periods of the prior year due to a shift in sales mix toward higher margin tape automation systems, disk-based systems and software solutions. Also, during the third quarter and first nine months of fiscal 2008, we continued to implement cost cutting measures to decrease cost of sales compared to the same periods of fiscal 2007. The results from the cost cutting measures also contributed to improved product gross margins in the third quarter and first nine months of fiscal 2008.

Service Margin

For the three months ended December 31, 2007 service gross margin decreased from the same period last year. The decrease was primarily due to costs increasing at a higher rate than service revenues in the quarter, largely due to third party service costs. Service costs outpaced service revenue increases on both a dollar and a percentage basis for the third quarter of fiscal 2008.

For the nine months ended December 31, 2007, service gross margin decreased slightly from the same period last year. The decrease was primarily due to service costs outpacing service revenue increases on both a dollar and a percentage basis for the nine months ended December 31, 2007. Service revenue increased 43.5% while service costs increased 43.7%. For the nine month period, service revenue and service cost increases were primarily due to our acquisition of ADIC in August 2006.

Research and Development Expenses

	Three Months Ended
(In thousands)	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
Research and development	$20,127	8.0%	$30,245	10.0%	$(10,118)	(33.5)%

	Nine Months Ended
	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
Research and development	$68,985	9.2%	$78,407	10.6%	$(9,422)	(12.0)%

Research and development expenses decreased $10.1 million and $9.4 million in the third quarter and first nine months of fiscal 2008, respectively, compared to the prior year periods primarily due to reduced salaries and benefits expenses from reduced headcount. Decreased project material costs and external service provider expenses also contributed to lower research and development expenses in both the third quarter and first nine months of fiscal 2008, primarily due to product launches completed in the prior year. The nine months ended December 31, 2006 included slightly over four months of ADIC operations, while the companies were combined for the nine months ended December 31, 2007. During the first nine months of fiscal 2008, we restructured our research and development support services model to focus investments toward our target growth markets of disk-based systems and software solutions development and reduced investment in tape drive development. In addition, we commenced partnering with a third party on certain research and development efforts in the first quarter of fiscal 2008 which contributed to reduced research and development expenses during the remainder of fiscal 2008.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
Sales and marketing	$39,371	15.6%	$36,524	12.1%	$2,847	7.8%

	Nine Months Ended
	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
Sales and marketing	$108,980	14.6%	$86,243	11.7%	$22,737	26.4%

The $2.8 million and $22.7 million increases in sales and marketing expense for the three and nine months ended December 31, 2007, respectively, were primarily due to increased salaries and benefits as a result of our larger branded sales force. We are focused on sales of our higher margin branded products, which typically require higher sales and marketing related expenses than sales through OEM channels. The nine months ended December 31, 2006 included slightly over four months of ADIC operations, while the companies were combined for the nine months ended December 31, 2007. Additionally, for the nine months ended December 31, 2007, amortization of intangibles related to our acquisition of ADIC increased $2.6 million compared to the nine months ended December 31, 2006.

General and Administrative Expenses

	Three Months Ended
(In thousands)	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
General and administrative	$18,787	7.4%	$18,048	6.0%	$739	4.1%

	Nine Months Ended
	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
General and administrative	$58,290	7.8%	$46,399	6.3%	$11,891	25.6%

The $0.7 million increase in general and administrative expenses for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to increased infrastructure costs, including facility maintenance expenses and data and telecommunications costs to support the combined company. We also incurred legal expenses in the current quarter related to our activities to protect our intellectual property. Largely offsetting the increase was decreased salaries and benefits due to completion of integration and business streamlining initiatives that reduced headcount. Salaries and benefits during the third quarter of fiscal 2008 included share-based compensation expense of $1.5 million, $1.1 million of which was attributable to the modification of the vesting and exercise periods of stock awards held by certain employees. Share-based compensation was $0.9 million during the third quarter of fiscal 2007.

For the first nine months of fiscal 2008, the $11.9 million increase in general and administrative expense was primarily due to increased facilities and related expenses from our acquisition of ADIC. The companies were combined throughout the first nine months of fiscal 2008. ADIC was acquired in August 2006 and is included in our results for slightly over four months of fiscal 2007. Data and telecommunications costs and outside services to support our larger, combined company also contributed to the increased general and administrative costs for the nine months ended December 2007 compared to the prior year. Partially offsetting these increases were decreased salaries and benefits due to headcount reductions from implementation of integration and business streamlining initiatives. Salaries and benefits during the first nine months of fiscal 2008 included share-based compensation expense of $3.6 million, $1.8 million of which was attributable to the modification of the vesting and exercise periods of stock awards held by certain employees. Share-based compensation was $2.5 million during the first nine months of fiscal 2007.

Interest Income and Other, net

	Three Months Ended
(In thousands)	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
Interest income and other, net	$331	0.1%	$2,243	0.7%	$(1,912)	(85.2)%

	Nine Months Ended
	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
Interest income and other, net	$6,200	0.8%	$6,273	0.8%	$(73)	(1.2)%

The decrease in interest income and other, net for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to decreased interest income. We had a lower average balance of interest-earning assets, including cash and cash equivalents and marketable securities, in the third quarter of fiscal 2008 than the third quarter of fiscal 2007. In addition, foreign exchange expense and costs of interest rate hedges required by our term debt agreement contributed to the decrease in the third quarter of fiscal 2008.

Interest income and other, net was relatively unchanged for the first nine months of fiscal 2008 as compared to the prior year. For the first nine months of fiscal 2008 interest income decreased due to a lower average balance of interest-earning instruments; however, this was largely offset by a realized gain on the sale of Data Domain shares we sold as a selling stockholder in the company’s initial public offering. We received the shares as consideration for a licensing fee relating to a patent cross licensing agreement that we entered into with Data Domain in the fourth quarter of fiscal 2007.

Interest Expense

	Three Months Ended
(In thousands)	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
Interest expense	$10,952	4.3%	$15,266	5.1%	$(4,314)	(28.3)%

	Nine Months Ended
	December 31, 2007	% of revenue	December 31, 2006	% of revenue	Change	% Change
Interest expense	$48,785	6.5%	$25,974	3.5%	$22,811	87.8%

The $4.3 million decrease in interest expense for the third quarter of fiscal 2008 was primarily due to a lower average debt balance resulting from principal payments over the past year. Also contributing to the decreased interest expense for the quarter was a lower average interest rate due to refinancing our acquisition related debt in the second quarter of fiscal 2008.

Interest expense increased $22.8 million for the nine months ended December 31, 2007 primarily due to costs related to retiring our prior debt facility, including recognizing the remaining $8.1 million outstanding balance of capitalized debt costs and $4.5 million in prepayment penalties. Also contributing to the increased interest expense was a higher average balance of long-term debt during the first nine months of fiscal 2008. Our average debt balance was lower for the first nine months of fiscal 2007 compared to fiscal 2008 because we did not draw upon our debt facilities until August 2006 to fund our acquisition of ADIC. As noted above, interest expense also includes the amortization of debt issuance costs for debt facilities. For further information, refer to Note 11 “Convertible Subordinated Debt, Long-Term Debt and Interest Rate Collar” in the Condensed Consolidated Financial Statements.

Income Taxes

	Three Months Ended
(In thousands)	December 31, 2007	% of pre-tax loss	December 31, 2006	% of pre-tax loss	Change	% Change
Income tax provision	$559	30.5%	$155	1.7%	$404	260.6%

	Nine Months Ended
	December 31, 2007	% of pre-tax loss	December 31, 2006	% of pre-tax loss	Change	% Change
Income tax provision	$678	1.5%	$2,692	6.6%	$(2,014)	(74.8)%

We had tax expense of $0.6 million and $0.7 million for the three and nine months ended December 31, 2007 as compared to tax expense of $0.2 million and $2.7 million for the three and nine months ended December 31, 2006. The tax expense for the third quarter of fiscal 2008 and 2007 is primarily comprised of foreign income taxes and state taxes. The tax expense for the first nine months of fiscal 2008 reflects expenses for foreign income taxes and state taxes of $3.0 million largely offset by a benefit of $2.3 million related to tax positions settled in foreign jurisdictions. The tax expense for the first nine months of fiscal 2007 reflects expenses for foreign and state income taxes of $2.1 million and $1.8 million for withholding taxes associated with the closure of our Neuchatel, Switzerland facility offset by a benefit related to a tax refund of $0.5 million for losses associated with the closure of our Ireland facility and a benefit of $0.7 million related to our decision not to utilize the dividend provisions of the Homeland Reinvestment Act on the fiscal 2006 income tax return filed during the third quarter of fiscal 2007.

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

In the third quarter of fiscal 2008, we continued to implement our roadmap decisions and actions to improve efficiencies in operations. The restructuring charges that resulted from these cost reduction efforts relate to consolidation of our operations. Substantial steps have been completed as of December 31, 2007, and the associated costs have been recorded.

The types of restructuring expense for the three and nine months ended December 31, 2007 and 2006 were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
By expense type
Severance and benefits (reversal)	$(804)	$545	$6,269	$7,265
Facilities (reversal)	902	—	2,413	(359)
Fixed assets	—	—	568	382
Other	—	—	416	—

	$98	$545	$9,666	$7,288

By cost reduction actions
Outsource certain manufacturing and repair functions	$—	$425	$—	$2,025
Consolidate operations supporting our business	98	120	4,102	5,263
Partner with third party on certain research and development efforts	—	—	5,564	—

	$98	$545	$9,666	$7,288

Fiscal 2008

During the third quarter of fiscal 2008, our restructuring severance and benefits resulted in a net $0.8 million reversal primarily due to certain employees transferring to fill open positions in other areas of the business and to a lesser extent other employees voluntarily terminating employment prior to fulfilling requirements in order to receive severance payments. We expect the severance and benefit restructuring charges to be paid to the impacted employees during the first half of calendar 2008. For the first nine months of fiscal 2008, net severance and benefits expenses of $6.3 million were primarily the result of our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations, offset in part by the reversals described above.

We continued activities to consolidate our operations into fewer locations during the third quarter of fiscal 2008, further consolidating our European locations and operations. For the first nine months of fiscal 2008 our facility restructuring charges were the result of consolidation actions in Boulder, Colorado and in Europe as well as early termination fees on telephone and data services. We also recorded $0.6 million in fixed asset write-offs in the first nine months of fiscal 2008 related to disposal of fixed assets due to consolidating operations within our European locations.

In addition to the restructuring charges incurred in the first nine months of fiscal 2008, we had $0.5 million in net reversals related to restructuring costs associated with exiting activities of pre-merger ADIC in the first quarter of fiscal 2008 and no adjustments in either the second or third quarter of fiscal 2008. The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions throughout the world. These reversals were recognized in the first quarter of fiscal 2008 as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire ADIC and, accordingly, resulted in a decrease to goodwill rather than an expense reduction.

Fiscal 2007

We recorded charges of $0.5 million for severance and benefits associated with cost synergies identified during the third quarter of fiscal 2007 resulting from our evaluation and integration of ADIC. The majority of these charges were paid to the impacted employees during fiscal 2007 and the first part of fiscal 2008. In addition to the restructuring charges in the third quarter of fiscal 2007, a net reversal of $1.1 million of restructuring costs associated with exiting activities of ADIC was recorded, due in large part from new information regarding certain pre-merger ADIC employees. Since these costs were recognized as a liability assumed in the purchase business combination, the reversal resulted in a decrease to goodwill rather than a reduction of expense in that period.

We recorded expenses of $6.6 million for severance and benefits associated with cost synergies identified during the second quarter of fiscal 2007 resulting from our evaluation and integration of ADIC. The majority of these charges were paid to the impacted employees during fiscal 2007 and the first part of fiscal 2008. A $0.4 million facilities reversal resulted from determining higher utilization of a Colorado facility, and $0.4 million in fixed asset charges were recorded for assets impacted by the ADIC acquisition. In the first quarter of fiscal 2007, a $0.1 million net charge was recorded for severance as part of an effort to streamline our marketing and IT functions.

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

Restructuring activity during the three and nine months ended December 31, 2007 and the estimated timing of future payouts for cost reduction actions as of December 31, 2007 was (in thousands):

	For the three months ended December 31, 2007
	Severance and Benefits	Facilities	Other	Total
Balance as of September 30, 2007	$6,614	$1,869	$657	$9,140
Restructuring costs	—	902	—	902
Reversals	(804)	—	—	(804)
Cash payments	(4,379)	(353)	(58)	(4,790)
Non-cash charges	22	3	—	25

Balance as of December 31, 2007	$1,453	$2,421	$599	$4,473

	For the nine months ended December 31, 2007
	Severance and Benefits	Facilities	Fixed Assets	Other	Total
Balance as of March 31, 2007	$10,747	$792	$—	$1,750	$13,289
Restructuring costs	9,110	2,413	568	562	12,653
Reversals	(3,343)	—	—	(146)	(3,489)
Cash payments	(15,156)	(787)	—	(755)	(16,698)
Non-cash charges	95	3	(568)	(812)	(1,282)

Balance as of December 31, 2007	$1,453	$2,421	$—	$599	$4,473

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2008	$893	$695	$—	$1,588
Fiscal 2009 to 2013	560	1,726	599	2,885

	$1,453	$2,421	$599	$4,473

The $4.5 million restructuring accrual as of December 31, 2007 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for research and development programs. The severance and benefits charges will be paid to the impacted employees during the first half of calendar 2008. We expect the noncancellable purchase obligations to be paid in the first quarter of fiscal year 2009. The facilities charges relating to vacant facilities in Europe and the U.S. will be paid over their respective lease terms, which continue through fiscal 2013.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense by classification within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2007	December 31, 2006	Increase/ (decrease)
Cost of revenue	$7,351	$8,347	$(996)
Research and development	521	326	195
Sales and marketing	4,177	5,313	(1,136)
General and administrative	25	25	—

	$12,074	$14,011	$(1,937)

	Nine Months Ended
	December 31, 2007	December 31, 2006	Increase/ (decrease)
Cost of revenue	$23,907	$18,064	$5,843
Research and development	932	865	67
Sales and marketing	12,623	10,003	2,620
General and administrative	75	189	(114)

	$37,537	$29,121	$8,416

The decrease of intangible asset amortization for the third quarter of fiscal 2008 was primarily due to certain customer list intangibles becoming fully amortized prior to the third quarter of fiscal 2008. We also had purchased technology intangible assets related to the ADIC and a prior acquisition that were fully amortized by December 31, 2007.

The increase of intangible asset amortization for the nine months ended December 31, 2007 compared to the prior year is primarily due to the addition of purchased technology intangible assets and other intangible assets, such as customer lists and trademarks, from our acquisition of ADIC in August 2006. We began amortizing these additional intangible assets in August 2006 and recorded amortization expense for slightly over four months of the nine months ended December 31, 2006 compared to nine months of expense in the nine month period ended December 31, 2007. For further information regarding amortization of intangible assets, refer to Note 9 “Goodwill and Intangible Assets” to the Condensed Consolidated Financial Statements.

Share-based Compensation

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123R to options and restricted stock awards and units granted under our Plans and rights to acquire stock under our Purchase Plan (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Share-based compensation
Cost of revenue	$584	$333	$1,522	$854
Research and development	984	717	2,901	1,757
Sales and marketing	861	563	2,444	1,404
General and administrative	1,476	927	3,557	2,532

	$3,905	$2,540	$10,424	$6,547

Share-based compensation (by type of award)
Stock options	$1,732	$1,488	$4,551	$3,914
Stock purchase plan	499	338	1,393	990
Restricted stock	1,674	714	4,480	1,643

	$3,905	$2,540	$10,424	$6,547

The increase in share-based compensation was primarily due to the increased shares of restricted stock that were expensed during the three and nine months ending December 31, 2007 as compared to the three and nine months ended December 31, 2006. In fiscal 2007 we began granting restricted stock rather than options as the primary equity component of employee compensation. We have continued this in fiscal 2008. The restricted stock granted in fiscal 2007 and 2008 will be expensed over two to four years, commensurate with the vesting period of the restricted stock.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for Nine Months Ended
(In thousands, except DSO and Inventory turns)	December 31, 2007	December 31, 2006
Cash and cash equivalents	$83,420	$109,668
Marketable securities	—	41,749

Total cash, cash equivalents, and marketable securities	$83,420	$151,417
Days sales outstanding (“DSO”)	74.5	62.5
Inventory turns (Annualized)	9.3	7.9
Net cash used in operating activities	$(5,896)	$(8,382)
Net cash provided by (used in) investing activities	$25,261	$(490,641)
Net cash provided by financing activities	$3,474	$485,393

Nine Months Ended December 31, 2007

The difference between reported net loss and cash used in operating activities during the nine months ended December 31, 2007 was primarily due to cash used to fund operations offset largely by non-cash items such as depreciation, amortization and share-based compensation. Cash used to fund operations during the period was primarily due to a $60.4 million increase in accounts receivable offset in part by a $14.2 million increase in accounts payable and a $13.3 million increase in deferred revenue. Accounts receivable increased primarily due to slower collections in fiscal 2008 after particularly strong collections during the fourth quarter of fiscal 2007. Accounts payable increased due to timing of payments to vendors and deferred revenue increased primarily due to increased sales of service contracts.

Cash provided by investing activities during the first nine months of fiscal 2008 reflects proceeds from the sale of marketable securities and investments of $105.4 million offset in part by $65.0 million in purchases of marketable securities. In addition, we purchased $17.4 million of property and equipment during the nine months ended December 31, 2007 primarily comprised of hardware and software related to our computer system conversions to bring us onto a single platform for our enterprise resource planning system and engineering test equipment for our DXi-Series products. We received $2.2 million in net proceeds from the sale of a Malaysia subsidiary in the second quarter of fiscal 2008.

Cash provided by financing activities during the first nine months of fiscal 2008 was primarily due to borrowings of $442.0 million offset by debt repayments of $452.5 million, as well as $14.0 million net proceeds received from the issuance of common stock related to employee stock incentive plans and our employee stock purchase plan. Borrowings and repayments were primarily due to borrowings under our new credit facility and repayment of our prior credit facility. Included in our total debt repayment is $40.0 million of principal payments our new term loan since its inception on July 12, 2007.

Nine Months Ended December 31, 2006

The difference between reported net loss and cash used in operating activities during the nine months ended December 31, 2006 was primarily due to non-cash items such as depreciation, amortization, in-process research and development and share-based compensation. Cash used to fund operations during the period reflects a decrease in accounts payable, an increase in service parts for maintenance and payments on accrued restructuring. This was partially offset by a decrease in inventories. Inventories decreased as a result of ongoing inventory reduction efforts and reduced inventory levels of certain end of life products. These decreased inventory levels also resulted in a decrease in accounts payable. Service parts for maintenance increased in order to meet the Restriction of Hazardous Substances (“RoHS”) compliance requirements in Europe and support our growing installed base. The cash outflow related to accrued restructuring was primarily due to severance payments made during the period related to restructuring obligations related to our acquisition of ADIC.

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

Capital Resources and Financial Condition

We have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue around current levels, to sustain or improve gross margins, and to control operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing credit facilities.

Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources. As of December 31, 2007, we had credit available on our credit facility, described further in the “Long-Term Debt” section below.

Generation of positive cash flow from operating activities has historically been an important source of our cash to fund operating needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset the negative impact of increased competition in the backup, archive and recovery market. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of the group lenders who provide our credit facility to do any of the following:

•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under or termination of the revolving credit line and term loans, or

•	Approve any other amendments of our credit facility we might seek to obtain in order to improve our business.

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at December 31, 2007, this would mean $360 million would be immediately payable.

(iii)	Further impairment of our financial flexibility, which could require us to raise additional funding in the capital markets sooner than we otherwise would, and on terms less favorable to us, if available at all.

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

On July 12, 2007, we entered into a senior secured credit agreement (“the new credit agreement”) with a different group of lenders, providing a $50 million revolving credit facility and a $400 million term loan. We borrowed $400 million on the term loan to repay all borrowings under our August 22, 2006 credit facility. The new credit agreement loans are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants. We incurred and capitalized $8.1 million of loan fees related to the new credit agreement which are included in other long-term assets on our Condensed Consolidated Balance Sheet. These fees are being amortized to interest expense over the respective loan terms. In conjunction with the repayment of our August 22, 2006 credit facility, the unamortized debt costs of $8.1 million related to that borrowing were written off to interest expense in the second quarter of fiscal 2008 and are included as a component of amortization in the Condensed Consolidated Statements of Cash Flows. Additionally, we incurred $4.5 million in prepayment fees when we repaid our August 22, 2006 credit facility.

Under the new credit agreement, the $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date, or convert into equity the existing $160 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at our option either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 8.33% at December 31, 2007. Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount.

Under the new credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. We currently have letters of credit totaling $2.3 million, reducing the available borrowings on the revolver to $47.7 million. Interest accrues on the revolving credit facility at our option either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

During the third quarter of fiscal 2008, we made principal payments of $20 million on the term loan and incurred $0.2 million in prepayment fees. We did not borrow on the revolving credit facility. As of December 31, 2007, we were in compliance with the debt covenants and our outstanding term debt was $360 million.

Interest Rate Collars

We have an interest rate no cost collar instrument that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. During the third quarter of fiscal 2008, the three month LIBOR rate was within the floor and cap.

The $87.5 million interest rate collar did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the change in fair market value in other accrued liabilities in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of December 31, 2007, the cumulative loss on the interest rate collar was $0.6 million.

Under the terms of the new credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance over the next two years beginning December 31, 2007 through December 31, 2009. During the third quarter of fiscal 2008, we entered into a separate interest rate no cost collar instrument effective as of December 31, 2007 that fixes the interest rate on $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 2008 through December 2009. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.25% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 2.68% and the current three month LIBOR rate on the notional amount.

We do not engage in hedging activity for speculative or trading purposes.

Off-Balance Sheet Commitments

As of December 31, 2007, we have commitments related to repayment of our debt as described in Note 11 to the Condensed Consolidated Financial Statements. We have commitments to purchase inventory of $62.3 million, described further in Note 17 to the Condensed Consolidated Financial Statements. We also have commitments related to our operating leases. For additional details refer to our Annual Report on Form 10-K, as amended, for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on November 21, 2007.

As of December 31, 2007, we have commitments to provide an additional $1.3 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made as capital calls are received, thus we cannot estimate when those payments will be made.

As of December 31, 2007, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the nine months ended December 31, 2007. Our ability to repurchase common stock is restricted under our credit facilities.

Other than the warranty and indemnification obligations described in Note 10 to the Condensed Consolidated Financial Statements and the commitments described above or in our Form 10-K, as amended, for the fiscal year ended March 31, 2007 filed November 21, 2007, we do not have any other off-balance sheet arrangements.

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

The critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2007 filed with the SEC on November 21, 2007. Critical accounting policies that involve significant judgments and estimates adopted in fiscal 2008 are disclosed below.

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

RECENT ACCOUNTING PRONOUCEMENTS

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

Our cash equivalents and marketable securities consisted primarily of money market funds during the nine months ended December 31, 2007. The main objective of these investments is safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.5 million decrease in interest income for the nine months ended December 31, 2007.

As of December 31, 2007, our senior credit facilities were comprised of a $50 million revolving credit facility expiring in June 2012 and a $400 million term loan maturing in July 2014. Interest on the revolving credit facility and the term loan is either, at our option, a prime rate plus a margin of 2.5% or LIBOR plus a margin of 3.5%. We had a $360 million balance at December 31, 2007 on the term loan and had not drawn on the revolving credit facility. A hypothetical 100 basis point increase in interest rates would have resulted in an approximately $3.0 million increase in interest expense for the nine months ended December 31, 2007.

As of December 31, 2007 our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010 (refer to Note 11 “Convertible Subordinated Debt, Long-Term Debt and Interest Rate Collar” to the Condensed Consolidated Financial Statements).

We have an interest rate no cost collar instrument that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR floor of 4.64% and a cap of 5.49% through December 2008. During the first nine months of fiscal 2008, the three month LIBOR rate was within the floor and cap; therefore, there was no impact to our interest expense from the interest rate collar.

Under the terms of our new credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance over the next two years beginning December 31, 2007 through December 31, 2009. During the third quarter of fiscal 2008, we entered into a separate interest rate no cost collar instrument effective as of December 31, 2007 that fixes the interest rate on $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 2008 through December 2009. The three month LIBOR was also within the floor and cap on the $12.5 million interest rate collar and did not impact interest expense.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. During the nine months ended December 31, 2007, we did not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations because we believed that we had a natural hedge through our worldwide operating structure. We do not anticipate a material effect on our consolidated financial position utilizing our current hedging strategy.

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

In connection with our acquisition of ADIC, we borrowed $496.5 million in August 2006, adding a significant amount of indebtedness and interest expense to our obligations. We refinanced our debt on July 12, 2007. As of December 31, 2007, the total amount outstanding from these borrowings was $360 million. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

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

As a result of our global manufacturing and sales operations, we are subject to a variety of risks that are unique to businesses with international operations of a similar scope, any of which could, individually or in the aggregate have a material adverse effect on our business.

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

Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which we implemented at the beginning of fiscal 2007. We are required to recognize compensation expense in our statement of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness to Quantum because the fair value associated with these grants typically results in future compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models used to estimate fair value were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirement under SFAS No. 123R to recognize the fair value of stock options as compensation expense, beginning in the first quarter of fiscal 2007, our future results of operations will be adversely impacted. See also Note 5 “Stock Incentive Plans and Share-based Compensation” to the Consolidated Financial Statements in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on November 21, 2007.

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

Maxtor and Quantum have agreed not to request a ruling from the Internal Revenue Service, or any state tax authority confirming that the structure of the combination of Maxtor with the Hard Disk Drive group will not result in any federal income tax or state income or franchise tax to Quantum or the previous holders of the Hard Disk Drive common stock. Instead, Maxtor and Quantum effected the disposition and the merger on the basis of an opinion from our tax advisor, and a tax opinion insurance policy issued by a syndicate of major insurance companies to us covering up to $340 million of tax loss caused by the disposition and merger.

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

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The Exhibit Index beginning on page 49 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President and
Chief Financial Officer

Dated: February 8, 2008

QUANTUM CORPORATION

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

2.1		Agreement and Plan of Merger by and among Quantum Corporation, Agate Acquisition Corporation and Advanced Digital Information Corporation, dated as of May 2, 2006.	8-K	001-13449	2.1	May 5, 2006

3.1		Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007

3.2		Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000

3.3		Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

3.4		Certificate of Amendment of Amended and Restated By-laws of Registrant, effective August 23, 2007	8-K	001-13449	3.1	August 29, 2007

4.1		Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999

4.2		First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

4.3		Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

4.4		Second Amendment to the Amended and Restated Preferred Shares Rights Plan, dated November 1, 2006.	8-K	001-13449	4.1	November 6, 2006

10.1		Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003

10.2	*	Amended and Restated 1993 Long-Term Incentive Plan, effective November 10, 2007	8-K	001-13449	10.1	November 11, 2007

10.3	*	Amended and Restated Nonemployee Director Incentive Plan, effective November 10, 2007	8-K	001-13449	10.2	November 11, 2007

10.4	*	Form of Amended and Restated Chief Executive Officer Change-of-Control Agreement	8-K	001-13449	10.3	November 11, 2007

10.5	*	Form of Amended and Restated Officer Change-of-Control Agreement	8-K	001-13449	10.4	November 11, 2007

10.6	*	Form of Amended and Restated Director Change-of-Control Agreement	8-K	001-13449	10.5	November 11, 2007

31.1	‡	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	‡	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

32.2†	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

‡	Filed herewith.

†	Furnished herewith.