Form 10-K
period 2008-03-31
QUANTUM CORP /DE/
filed 2008-06-13
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Large accelerated filer    ☐            Accelerated filer    ☒            Non-accelerated filer    ☐            Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the Registrant was approximately $394 million on September 30, 2007, the last day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of the close of business on June 2, 2008, there were approximately 207.0 million shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 19, 2008, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

i

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology; (2) our expectations regarding the amounts and timing of any future restructuring charges, including cost savings resulting therefrom; (3) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion; (4) our belief that we have sufficient resources to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, and sustain our operations for the next 12 months; (6) our expectation that we will return to profitability; (7) our goals for future operating performance, including our revenue growth, amount and mix, our expectations regarding revenue, gross margin and operating expenses for fiscal 2009 and our cash flows; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; (9) our belief that we may make additional acquisitions in the future; (10) our expectations about the timing and maximum amounts of our future contractual payment obligations; (11) our belief that our total foreign exchange rate exposure is not significant; (12) our expectations regarding the benefits of our acquisition of Advanced Digital Information Corporation (“ADIC”); (13) our expectations regarding the amount and timing of recognized compensation costs related to our equity awards; (14) our expectations relating to our growth within disk-based backup, software and services markets, (15) our expectations regarding our ongoing efforts to reduce our cost structure, including facilities and workforce reductions, (16) our research and development plans and focuses, including our continued investment in building out our disk-based backup product line, striving to provide superior edge-to-core data protection and management solutions, enhancing our tape automation solutions, and closely integrating our products to provide compelling solution for our customers; and (17) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our ability to realize anticipated benefits from the ADIC acquisition; (5) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (6) the successful execution of our strategy to expand our businesses into new directions; (7) our ability to successfully introduce new products; (8) our ability to achieve and capitalize on changes in market demand; (9) our ability to pay down the principal and interest on our indebtedness; (10) the availability of credit on terms that are beneficial to us; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Risk Factors” in Item 1A. of this Annual Report on Form 10-K. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

ITEM 1.	Business

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE: QTM) founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation, and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the New York Stock Exchange under the symbol “QTM.”

We are dedicated to backup, recovery and archive solutions and strive to provide focused expertise, customer-driven innovation and platform independence that competitors cannot match. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and retention issues more easily, effectively and securely. In addition, we have the global scale and scope to support our worldwide customer base.

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We have a broad portfolio of disk-based backup solutions, tape libraries, autoloaders and tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We also feature software options with product that provide disk and tape integration capabilities with our core de-duplication and replication technologies. In addition, our service plan includes a broad range of coverage options to provide the level of support for the widest possible range of information technology (“IT”) environments, with service available in more than 100 countries.

Strategy Update

In fiscal 2008, we continued implementation of a number of actions to improve our future performance and establish a strong foundation for us to compete in the storage solutions market with a focus on backup, recovery and archive. We have been focused on three primary objectives: (1) to expand market access, mainly by building a stronger branded business; (2) to create a stronger growth platform, particularly by expanding our disk-based backup systems and software businesses; and (3) to improve our financial position, taking advantage of cost reduction actions and enhanced revenue and profit opportunities. With our acquisition of Advanced Digital Information Corporation (“ADIC”) in fiscal 2007 and further integration of the companies in fiscal 2008, we have expanded our market access, increased our product offerings, integrated technology from both companies into existing and new products and created opportunities for growth. We continued to streamline our operations to control costs while introducing new products and gaining market acceptance on our newer products.

While continuing to develop and introduce new products in the storage market, we have also continued to take steps to reduce costs in order to return to profitability and rationalize our operations following various acquisitions. Over the last several years our business has experienced increased competition from other data storage and computer equipment manufacturers and a continuously challenging operating environment as evidenced by both operating and net losses. In recent years, the difficult market conditions often created pressures that resulted in generally lower unit prices, lower unit sales, or both. We have taken numerous cost reduction actions and have acquired companies with complementary technologies to increase our market share, improve our competitive position and offset the impact of recent financial trends. These steps are aimed at returning us to profitability.

Customers’ backup, recovery and archive challenges are complex and rapidly evolving, and the need for a category expert is essential to success. We believe that our global scale and vertical integration in tape products, along with our growing branded business and decreasing our cost structure, position us to build a strong, profitable storage systems business and improve our results of operations.

We are focused on two key strategies. Our first key strategy is to continue to develop our growth platform beyond tape with solutions that include disk, software and services that are optimized for tiered storage environments. Our second key strategy is to build on our tape business by capitalizing on our unique position as an independent developer of tape drives, tape media and automation systems. We plan to leverage our disk-based backup solutions, tape automation systems and software solutions, including our de-duplication, replication and data movement technology, to deliver integrated data protection and management offerings across the distributed enterprise. We believe a strong position in disk-based backup systems can bring benefits to our tape automation systems and software sales efforts as customers are more likely to engage with us on a broad basis for a complete solution.

We have a common customer base in the enterprise and larger mid-range business segment whose storage needs are met by our tape automation and disk-based data protection solutions. Our strategy is to grow this market segment with our current product and service offerings to meet these customers’ growing needs. Further, we expect to grow in targeted vertical markets as our expanded sales force and channel partners create increased growth opportunities.

Another strategic tenet is to grow revenue in the small and medium business segments. We have a strong portfolio of products to meet the varied needs of this customer base and will leverage our sales and marketing and channel efforts to provide tape drives, tape media, entry-level and mid-range tape automation product solutions and disk-based backup systems and software solutions for small and medium businesses.

We also intend to enhance media and technology license opportunities by maintaining our current royalty revenue stream with Linear Tape Open (“LTO” ®) royalties to offset declining Digital Linear Tape (“DLT”® ) royalties. To augment our royalty revenue stream, we continue to build upon our strong intellectual property portfolio and pursue beneficial licensing opportunities. In fiscal 2008 we announced a licensing agreement with a software OEM partner, under which the OEM partner has licensed our DXiTM-Series data de-duplication and replication enterprise software to deliver its own solution from which we anticipate royalty revenue in future years.

Our top priority in fiscal 2009 is to grow our branded revenue, particularly our disk-based backup systems and software solutions, to improve profitability and increase shareholder value. We continue to believe delivering a better operating model, creating more growth potential and reducing much of the negative impact of our outstanding debt are also important drivers for improving profitability and increasing shareholder value.

Our objectives to achieve these priorities in fiscal 2009 are similar to our fiscal 2008 objectives and include continued focus on growing the higher margin areas of our business, especially our branded business; research and development efforts that optimize tape technologies, with continued focus on developing additional and improved disk-based backup systems and software solutions; continued efforts to reduce costs while retaining a solid execution platform; and continued generation of cash flow from operations to allow us to pay down our term debt and reduce our interest costs.

Our first steps to achieving our fiscal 2009 objectives are reflected in our May 2008 announcement of the release of the DXi7500, a product based on our second generation DXi technology. The DXi7500 is a disk-based backup system with de-duplication and replication capabilities for large, enterprise customers. We believe the DXi7500 provides the capacity, performance, scalability and availability required in enterprise environments and is the first solution in the industry to provide policy-based de-duplication. The DXi7500 has been designed to allow customers to choose the de-duplication method that best meets their needs for a specific backup job, taking into account disk capacity and backup window constraints. We believe this product and technology provides us long-term opportunities in the storage industry.

We also see opportunity with the impact of industry consolidation and product transitions. This enables us to capitalize on our strengths to increase our market share in more mature markets and grow our position in newer, high growth markets within the storage industry. There are numerous risks to the successful execution of our business plans. For a discussion of some of the risks and uncertainties that impact our business, see “Risk Factors” in this Annual Report on Form 10-K.

Industry Background

IT departments in businesses and government offices face an expanding set of problems with storing their data. Digitization has become nearly universal, with a variety of information now relying on digital format as its primary form. This phenomenon applies to business-critical records of all kinds, including documents, images and communications, as well as to the actual products of entire industries, including rich media production services and television broadcasting. Intensifying the impact of this data wave is the rise of broadband communications and the ease of copying and moving records among users and sites. With a single mouse click, multiple copies of the same file—a picture, a presentation, a video clip, a spreadsheet—are sent to servers around the world, and copied over and over again.

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

Products

As a leading global specialist in backup, recovery and archive, we provide a comprehensive range of disk, tape and software solutions supported by a worldwide sales and service organization. Our solutions are designed to provide IT departments in a wide variety of organizations with innovative and dependable tools for protecting, retaining and accessing their digital assets. We sell our products via our branded channels and through OEMs such as Dell, Inc. (“Dell”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”) and Sun Microsystems, Inc. (“Sun”). We divide our products into three broad categories, (1) tape automation systems, (2) disk-based backup systems and data management software and (3) devices and media. The devices and media category includes removable disk drives, standalone tape drives and media products.

Tape Automation Systems

According to IDC, Quantum is the world’s leading named supplier of automation shipments.1 Our tape automation portfolio includes autoloaders and entry-level, mid-range and enterprise libraries. These products integrate tape drives into a system with automation technology, advanced connectivity and sophisticated management tools. Today, the preferred tape drive format for automation environments is LTO.

Our tape libraries range in size from easy-to-use desk-top units suitable for a small office to storage networking solutions that can protect the largest data centers. Our lead mid-range and enterprise libraries, the Scalar® i500TM and Scalar i2000TM, respectively, leverage a common, integrated software management approach called iLayerTM, which provides monitoring, alerts and diagnostics, thereby reducing service calls, shortening issue resolution time and reducing the time users spend managing backup. The Scalar i500 and Scalar i2000 can also be easily scaled, allowing users to expand the capacity of their libraries as their data grows. In addition, these products include connectivity options to improve backup performance and reliability in SAN environments. Our SuperLoader3™ autoloader has one tape drive and up to 16 cartridges, whereas our large enterprise-class libraries can hold up to hundreds of drives and thousands of cartridges. The Scalar 50™ is an entry-level table library designed to provide faster more reliable data protection for small and medium sized storage environments. The Scalar 50 helps simplify the backup process, integrates with disk and scales easily to help customers meet challenges of rapid or unplanned data growth.

Disk-Based Backup Systems

We offer a broad range of disk solutions for backup and recovery, notably our DXi-Series disk-based backup appliances featuring data de-duplication and replication technologies: the DXi7500, DXi5500 and DXi3500. Data de-duplication is an enabling technology that is fundamentally changing the economics of disk storage and data transmission. By greatly increasing effective disk capacity, data de-duplication enables users to retain backup data on fast recovery disk much longer than is possible using conventional disk and significantly reduces the bandwidth needed to move data between sites. We hold a key patent in one of the most common methods of data de-duplication, known as variable-length data de-duplication.

Our DXi-Series appliances use this patented data de-duplication technology to expand the amount of backup data users can retain on redundant array independent disk systems by 10 to 50 times. The result is a cost-effective means for IT departments to store backup data on disk for months instead of days, providing high speed restores, increasing available data recovery points and reducing media management. For disaster recovery in distributed environments, the DXi-Series appliances also make wide area network (“WAN”) replication practical because of the greatly reduced bandwidth required with data de-duplication. DXi-Series solutions are integrated appliances that are easy to install and use with leading backup applications. These appliances provide leading performance and flexible, easy-to-use interface options including NAS, virtual tape library (“VTL”) or mixed presentations, along with Fibre Channel or iSCSI connectivity.

Our DXi-Series appliance family provides a combination of enhanced enterprise performance and advanced functionality. In addition to data de-duplication, the core set of advanced features of the DXi-Series includes a high performance embedded file system, support for high speed data compression, asynchronous replication and built-in monitoring and diagnostic tools. Our DXi-Series products also offer an extensible foundation for future intelligent backup and archive solutions that will improve data protection for a broad range of customer environments, from remote offices to large enterprise data centers. The DXi-Series appliances were recently finalists for 2007 product of the year by Tech Target’s SearchStorage.com and Storage magazine.2

[1]	IDC QView 2007

[2]	Jan. 20, 2008, SearchStorage.Com

In addition to the DXi-Series appliances, we also provide VTL systems for mid-range enterprises with our DX3000 and DX5000 products and high-performance, highly-scalable VTLs for enterprise environments with our DX30 and DX100 products. We launched one of the first open systems VTL products and the first VTL to provide disk to tape migration in open systems environments. We built upon and improved our early VTL technology in our current VTL systems. These VTLs emulate tape libraries to allow them to more easily back up and restore data than conventional disk systems without requiring users to change backup policies or procedures.

Data Management Software

Our data management software helps businesses with large-scale data needs benefit from workflow efficiencies, storage consolidation and archive management. Designed for open system computing environments, our data management software products allow multiple applications to rapidly access a single data set, increasing productivity and maximizing storage utilization. They also transparently move data based on business value, reducing storage costs while providing embedded data protection. For several years, organizations within rich media production and broadcasting, the federal government and science and engineering have utilized our data management software to derive more value from their data while controlling costs. Many of these customers now rely on our software as a key technology.

Designed for data-intensive SAN environments, our flagship software solution is StorNext®, data management software that reduces the time and total cost of managing data for end-users with large data sets and challenging distributed environments. StorNext provides high-performance shared access to data across different operating systems and storage platforms, and based on user-defined policies, it automatically copies and migrates data between different tiers of storage. The result is a scalable, high-performance data management solution that is designed to optimize the use of SAN storage while ensuring the long-term safety and recoverability of data. StorNext 3.0 was chosen as a finalist for 2007 product of the year by Tech Target’s SearchStorage.com in the storage management software category.3

Devices and Media

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

We offer tape drives and media based on the LTO format, the leading technology in the mid-range and open systems enterprise market segment. In fiscal 2008, we launched our LTO-4 half height (“LTO-4HH”) tape drive. LTO-4HH is designed to provide mid-range and enterprise customers with disaster recovery solutions and with cost-effective backup at the same performance as the full height LTO-4 tape drives. The LTO-4HH increased both capacity and performance while also saving space over previous generation LTO products. It also includes a feature called green mode which reduces power consumption by shutting off power to components inside the drive when idle or on standby and has been designed to use less power when actively operating. Our performance line DLT tape drive is the DLT-S4, and the latest value line DLT tape drive is the DLT-V4. DLT-S4 provides among the industry’s highest tape capacity and the lowest media cost per gigabyte (“GB”) of storage available today. DLT-V4 offers enterprise-class features with the lowest media cost per GB in its class. In addition, both DLT-S4 and DLT-V4 feature our DLTSage™ suite of intelligent data protection tools that include DLTSage WORM (Write Once, Read Many) and DLTSage Tape Security. Our DAT/DDS tape drives are intended to provide backup, recovery and archive for small businesses, while our Travan drives offer affordable data protection for workstations and entry-level servers.

We also sell a full range of storage media offerings to complement each tape drive technology and satisfy a variety of specific media requirements. Our media includes DLTtape®, LTO Ultrium™, DAT, DDS and Travan data cartridges. Our media is compatible with our drives, autoloaders and libraries as well as other industry products.

For more information about our products, please visit our website at www.quantum.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.

[3]	Jan. 20, 2008, SearchStorage.Com

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

Through the combined use of new technology and traditional service components, we believe we can most effectively meet the dynamic support needs of our customers. StorageCareTM is our comprehensive suite of services designed to best meet our customers’ requirements for product support. StorageCare services include: StorageCareGuardianTM, our remote service feature; the Customer Service Website, our web support capability; and Online Service Request, an enhanced online service request tool that includes access to an extensive knowledge base, allowing customers to perform basic troubleshooting themselves. We continue to provide conventional support capabilities such as technical support and on-site services.

Our extensive use of technology and innovative, built-in product intelligence allows us to scale our global services operations to meet the needs of our expanding installed base. We are currently able to provide service to customers in more than 100 countries, supported by 24-hour, multi-language technical support centers located in North America, Europe and Asia. We provide our customers with warranty coverage on all of our products. Customers with high availability requirements may also purchase additional service to extend the warranty period, obtain faster response times, or both, on our tape automation, disk-based backup systems and software products. We offer this additional support coverage at a variety of response levels up to 24-hours a day, seven-days-a-week, 365-days-a-year, for customers with stringent high-availability needs. Our service revenue includes the sale of hardware service contracts as well as repair, installation, integration and consulting services. We provide support ranging from repair and replacement to 24-hour rapid exchange to on-site service support for our mid-range and enterprise-class products.

We generally warrant our hardware and software products against defects for periods ranging from three to 36 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. We provide hardware systems warranty and service from our facility in Colorado Springs, Colorado. Jabil Global Service provides screen and repair services in Reynosa, Mexico and in Szombathely, Hungary for our products. Benchmark Electronics, Inc. (“BEI”) also provides repair and warranty service for our products in Huntsville, Alabama, Angleton, Texas and Penang, Malaysia. In addition, we utilize various other third party service providers throughout the world to perform repair and warranty services for us in order to reach additional geographic areas and industries in a quality and cost-effective manner.

Research and Development

Our research and development teams are working on the next generation disk, tape automation, data de-duplication and data movement technologies for the backup, recovery and archive markets. We continue to focus our research and development efforts on integrated software and hardware solutions that offer improvements in the cost of storing, moving, managing and protecting large amounts of data.

In fiscal 2008, we significantly enhanced and expanded our disk-based backup and StorNext product families. We rolled out our first backup products employing our data patented de-duplication technology; this technology also forms the core of our software de-duplication environment for OEM hardware partners. On the tape and device automation side we enhanced our product family with new half height LTO-4 drives and encryption/key management support to meet market demand for increased performance, security and scalability.

Going forward, we will continue to invest in building out our disk-based backup product line, striving to provide superior edge-to-core data protection and management solutions, enhancing our tape automation solutions, and closely integrating our products to provide compelling solutions for our customers. Our DXi product family will be expanded to meet the breadth of customer needs across the enterprise. Our StorNext file system technology will be enhanced with additional data management features to enable wider penetration of the archive and nearline markets. We will continue our research in LTO technology to enhance our position in the devices and media and tape automation systems markets. During fiscal 2008, we partnered with HP to jointly develop future generation LTO products. We also continue to invest in our enterprise, mid-range and entry-level tape automation platforms to create innovative and differentiating technology, features and solutions.

We are also investing in software to provide superior disk and tape integration as well as highly differentiated end-to-end storage and data management solutions for the backup and nearline markets. New solutions will be integrated with or layered on our core de-duplication, file system and replication technologies and focused at the distributed recovery management, server virtualization and file and email archiving markets.

Our efforts depend on the integration of multiple engineering disciplines to generate products that competitively meet or exceed market needs in a timely fashion. Our new product development is frequently stimulated by the availability of an enhanced or more cost-effective storage capacity device, the emergence of new storage protocols and evolving end-user requirements as noted above. We are constantly evaluating alternative technologies that can be incorporated into our products and provide us a competitive advantage. We identify and define new products based on their ability to meet a perceived market need in a rapidly evolving field. Our sales, marketing, product development, engineering, supply chain and global services organizations all contribute to the process of identifying and implementing advances in technology.

We maintain research and development facilities in Boulder, Colorado Springs and Englewood, Colorado; Santa Maria, Irvine and San Jose, California; Redmond, Washington; Mendota Heights, Minnesota; Richardson, Texas; Hyderabad, India and Adelaide, Australia as of March 31, 2008.

Sales and Marketing

Our sales and marketing employees are focused exclusively on backup, recovery and archive solutions for our customers. The expertise of our sales and marketing professionals enables us to provide tailored advice and targeted solutions for our end-user customers. Furthermore, since we offer many different ways of protecting data involving disk, tape and software, our recommendations can be broad and are based on what serves the customer best. We rely on our sales force and an array of channel partners to reach end-user customers, which range in size from small businesses to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our sales operations are based in Redmond, Washington; San Jose and Irvine, California; Munich, Germany; Paris, France; Singapore City, Singapore and Shanghai, China, with regional and field offices throughout North America, Europe and Asia.

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

Our integrated Quantum Alliance™ Reseller Program for the Americas was expanded into Europe and Asia during fiscal 2008. This program allows our channel partners the option to purchase products directly or through distribution and access to a more comprehensive product line. A key element of Quantum Alliance is an online sales assistance tool that simplifies the process of product selection and ordering which enables faster system selection, configuration and ordering of even the most sophisticated systems. The program is designed to provide additional benefits to our partners as they grow their business with us.

OEM Relationships

We sell our products to several OEM customers who generally resell our products under their own brand name and typically assume responsibility for product sales, end-user service and support. These OEM relationships enable us to reach end-users not served by our branded distribution channels or our direct sales force. They also allow us to sell to select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with numerous OEMs, including leading systems suppliers, regarding opportunities for our products. We primarily sell our entry-level products through our hardware OEMs. In addition, we also have software OEM partners.

Our OEM fulfillment models vary, but generally require maintaining an inventory of OEM product in third party logistics centers near the OEM’s manufacturing or distribution facility. In these relationships, we generally maintain title to products until those products leave the third party logistics location. Service support differs widely from one OEM to another. We provide support ranging from repair and replacement to 24-hour rapid exchange to on-site service support for our mid-range and enterprise-class products.

Customers

Customers for our systems products, including tape automation and disk-based backup systems and data management software, include Bell Microproducts, Inc., Dell, EMC, HP, IBM and a variety of other resellers, distributors and OEMs to reach end-user customers from small businesses to government agencies and large, multinational corporations. Software OEMs include Cray, Inc., EMC, HP and Grass Valley Group, Inc. Our devices and media have achieved broad market acceptance in the mid-range network server market with leading computer equipment manufacturers such as Dell, HP and Sun.

Because the leading computer equipment manufacturers have a dominant share of the computer systems market into which our products are incorporated, our sales are concentrated with several key customers. Greater emphasis on our branded business in the past two fiscal years has reduced the portion of sales to our top five customers and distributed our revenues across a larger number of customers. Sales to our top five customers in fiscal 2008 and 2007 represented 42% of revenue compared to 49% of revenue in fiscal 2006. Sales to Dell decreased to 16% of revenue in fiscal 2008, compared to 20% and 18% of revenue in fiscal 2007 and 2006, respectively. Sales to HP decreased to 8% of revenue in fiscal 2008, compared to 9% of revenue in fiscal 2007 and 18% of revenue in fiscal 2006. These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold to these customers by our other OEM tape drive customers.

Through our Quantum Alliance Reseller Program and our branded channels we have expanded our customer base. With our focus on growing our branded business, we expect to continue to distribute our product revenue across a larger number of customers.

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

We have entered into various licensing agreements with respect to our technology, patents and similar intellectual property which provide licensing revenues in certain cases and may expand the market for products and solutions using these technologies. We licensed certain technology in fiscal 2008 to a software OEM partner, EMC, under which EMC may use our DXi-Series data de-duplication and replication enterprise software to deliver its own solution. In fiscal 2007, we licensed certain of our patents in a cross-license agreement. Patent cross-license agreements typically do not provide licensing revenue. In prior years, we have entered into cross license agreements for various patents. We anticipate licensing our technology, patents and similar intellectual property with select licensing partners in the future, expanding the licensing partner program based on market demand.

Competition

We are a leading independent supplier of backup, recovery and archive solutions. However, all the markets in which we participate continue to be highly competitive, and in some cases, our competitors in one area are customers or suppliers in another. Several of our competitors have greater financial, technical, manufacturing, marketing and other resources than we do.

In the tape automation market, we primarily compete for mid-range and enterprise reseller and end-user business with Dell, IBM and Sun as well as HP through its OEM relationship with other tape automation suppliers. Competitors for entry-level and OEM tape automation business include BDT Products, Inc. and several others that supply or manufacture similar products. In addition, disk-based backup products have emerged as a competitive alternative to tape products and solutions.

Our disk-based backup solutions compete with products sold by Data Domain, Inc. (“Data Domain”), EMC, HP, IBM, Network Appliance, Inc. and Sun. A number of our competitors also license technology from competing start-up companies such as FalconStor Software, Inc. and Sepaton, Inc. Our StorNext software products face competition from Cray, IBM, Isilon Systems, Inc., Silicon Graphics, Inc. and Sun.

At the storage device level, our main competitors in the market for performance tape drives are HP and IBM. Both companies develop and sell their own LTO tape drives, which compete with our LTO and DLT-S offerings. Our value line tape drives, Travan, DAT/DDS and DLT-V, largely compete with those from HP and Tandberg Data. We also face competition from disk-based alternatives, including removable disk drives at the low-end of the market. Although we have our own removable disk drive in GoVault, several other companies sell removable disk drives, such as Imation Corporation, Iomega Corporation and ProStor Systems, Inc.

For a discussion of risks associated with competing technologies, see the risk factor in this Annual Report on Form 10-K titled, “We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition and operating results would be materially and adversely harmed.”

Manufacturing

During fiscal 2008 we streamlined our manufacturing process, improved our purchasing and logistics process to benefit from our larger scale and reduced the size of our manufacturing force. Our manufacturing force decreased in fiscal 2008 primarily due to the sale of our Penang, Malaysia manufacturing subsidiary to a contract manufacturer in July 2007. We continue to evaluate our manufacturing operations strategy for improved efficiency, cost-effectiveness and quality manufacturing solutions. We also continue strategic sourcing of certain products from quality contract manufacturers.

We utilize contract manufacturers to produce certain of our products and we manufacture various products in our own facilities. We manufacture certain of our tape automation systems, all of our disk-based backup systems and complete final configuration for specified products in our Colorado Springs, Colorado facility. We continue to source tape automation systems and spare parts for use by our OEM customers from the Penang, Malaysia facility now owned by a contract manufacturer. We also source tape automation systems and spare parts from Fotronics in Singapore.

We source most of our tape drives and head assemblies for those drives from Malaysia. Some of the head assemblies for our DLT drives are produced in China, while other drives are produced by contract manufacturers in Japan and Batam, Indonesia.

Our recording tape media is manufactured by multiple tape media manufacturing companies, who are qualified and licensed to manufacture, use, offer for sale and sell one of more DLTtape and LTO Ultrium media products. In most cases, the media is produced in Japan and multi-sourced on a world wide basis.

Backlog

We manufacture our products based on forecasts of customer demand. We also place inventory in strategic locations in order to enable certain key customers to obtain products on demand. Orders are generally placed by customers on an as-needed basis. Product orders are confirmed and, in most cases, shipped to customers within one week. More complex systems and product configurations often have longer lead times and may include on-site integration or customer acceptance. Since we fill the majority of our orders as they are received, we do not believe our backlog levels are a meaningful indicator of future revenues or are material to an understanding of our business.

Information Technology and Infrastructure

We are focused on continuous improvement of our internal business systems and global information technology infrastructure. With our acquisitions of Certance Holdings (“Certance”) and ADIC over the past three years, we continue to integrate and improve our key business systems to bring the consolidated company onto a single platform designed to provide more streamlined and scalable processes and support of our global functions. In fiscal 2008, we brought our Enterprise Resource Planning System (“ERP”) onto a single platform and also integrated two of our primary service systems onto one platform. We collaborate with several key business partners to integrate business-to-business communication platforms into our technology infrastructure that are designed to increase the efficiency of critical transactional processes.

Technology

We develop and protect our technology and know-how, principally in the field of data storage. As of March 31, 2008, we hold 499 U.S. patents and have 161 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing computer industry technology means that our future success will also depend heavily on the technical competence and creative skills of our employees.

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

We have various patent licensing and cross-licensing agreements with other companies including Data Domain, EMC, HP, IBM, Maxtor and Sun. We may enter into patent cross-licensing agreements with other third parties in the future as part of our normal business activities. These agreements, when and if entered into, would enable these third parties to use certain patents that we own and enable us to use certain patents owned by these third parties.

Environmental Compliance

We are subject to federal, state, local and international environmental laws and regulations. Compliance with these laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position.

Employees

We had approximately 2,050 employees worldwide as of March 31, 2008.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.quantum.com generally when such reports are available on the Securities and Exchange Commission website. The contents of our website are not incorporated into this Annual Report on Form 10-K.

New York Stock Exchange Certification

We submitted the certification of our Chief Executive Officer required by the New York Stock Exchange (“NYSE”) Listing Standards, Section 303A.12(a), relating to Quantum’s compliance with the NYSE Corporate Governance Listing Standards, to the NYSE on September 17, 2007 with no qualifications.

Executive Officers of Quantum Corporation

Set forth below are the names, ages (as of June 1, 2008), positions and offices held by, and a brief account of the business experience of each executive officer of Quantum.

Name	Age	Position with Quantum
Barbara L. Barrett	59	Vice President, Human Resources
Richard E. Belluzzo	54	Chairman and Chief Executive Officer
William C. Britts	49	Executive Vice President, Sales, Marketing and Service
Jon W. Gacek	46	Executive Vice President and Chief Financial Officer
Shawn D. Hall	39	Vice President, General Counsel and Secretary
Gerald G. Lopatin	49	Senior Vice President, Engineering

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

Mr. Belluzzo has been Chief Executive Officer since joining the Company in September 2002 and Chairman of the Board since July 2003. Before joining Quantum, from September 1999 to May 2002, Mr. Belluzzo held senior management positions with Microsoft Corp., most recently as President and Chief Operating Officer. Prior to Microsoft, from January 1998 to September 1999, Mr. Belluzzo was Chief Executive Officer of Silicon Graphics Inc. Before his tenure at Silicon Graphics, from 1975 to January 1998, Mr. Belluzzo was with Hewlett-Packard, most recently as Executive Vice President of the computer organization. Currently Mr. Belluzzo is a member of the board of directors of PMC-Sierra, as well as JDS Uniphase.

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

Mr. Lopatin joined Quantum in March 2008 as Senior Vice President, Engineering. Before Quantum, Mr. Lopatin was Senior Vice President, Engineering, Operations and Customer Support and a member of the executive team at ONStor. He also spent six years at Network Appliance, serving as Senior Vice President, Worldwide Engineering and, before that, General Manager of that company’s Near Store business unit. Prior to Network Appliance, Mr. Lopatin held leadership positions at Iomega, Samsung Electronics, Seagate and Komag and spent the first nine years of his career at IBM. He is the inventor of two issued patents, with two other patent applications pending, and has several published inventions.

ITEM 1A.	Risk Factors

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PAGE 1 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

A large percentage of our sales come from a few customers, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in fiscal 2008 represented 42% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to these customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. In fiscal 2008, sales to Dell contributed approximately 16% of our revenue. If we experience a significant decline in revenue from Dell, we could be materially and adversely affected.

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

In connection with the acquisition of ADIC, we drew on our credit facility substantially increasing our debt service obligations and constraining our ability to operate our business. Unless we are able to generate sufficient cash flows from operations to meet these debt obligations, our business financial condition and operating results will be materially and adversely affected.

In connection with our acquisition of ADIC, we borrowed $496.5 million under our credit facility with KeyBank in August 2006, adding a significant amount of indebtedness and interest expense to our obligations. During fiscal 2008, we refinanced our acquisition-related debt, repaying KeyBank in full and borrowing $400 million from Credit Suisse First Boston on our current credit agreement. As of March 31, 2008, the total amount outstanding under the current credit agreement was $340 million. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

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

•	Requiring us to repay or refinance our convertible subordinated notes early;

•	Increasing our vulnerability to adverse economic and industry conditions;

•	Limiting our flexibility in planning for, or reacting to, changes and opportunities in, the electronics manufacturing industry, which may place us at a competitive disadvantage; and

•	Limiting our ability to incur additional debt on acceptable terms, if at all.

In addition, there is a risk that we may not be able to repay our debt obligations as they become due. We have incurred significant losses since 2001. Our ability to meet our debt service obligations (and fund our working capital, capital expenditures, acquisitions, research and development and other general corporate needs) will depend upon our ability to generate sufficient cash flow from operations. We cannot provide assurance that we will generate sufficient cash flow from operations to service these debt obligations, or that future borrowings or equity financing will be available to us on commercially reasonable terms or at all, or available in an amount sufficient to enable us to pay our debt obligations or fund our other liquidity needs. Unless we are able to maintain our cash flows from operations we may not generate sufficient cash flow to service our debt obligations, which would require that we reduce or delay capital expenditures and/or sell assets, thereby affecting our ability to remain competitive and materially and adversely affecting our business. Such a failure to repay our debt obligations when due would also result in our default under our loan agreements, which would give our lenders the right to seize all of our assets. Any such inability to meet our debt obligations would therefore have a material and adverse effect on our business, financial condition and results of operations.

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

We compete with companies that develop, manufacture, market and sell tape drive and tape automation products. The principal competitors for our tape drive products include Hewlett-Packard, IBM and Sun. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products. For instance, LTO technology, which was developed by Certance, Hewlett-Packard and IBM, targets the high-capacity data backup market and competes directly with our products based on Super DLTtapeTM technology. Hewlett-Packard and IBM thus compete not only with our Super DLTtape products but now compete with the LTO product offerings that we acquired through our acquisition of Certance. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtape drives and media. Additionally, over the last two years, our DLT and Super DLTtape drives have lost market share to LTO based products, and we cannot provide assurance that our tape technology based products will not continue to lose market share to LTO based products in the future. These factors, and additional factors, such as the possibility of industry consolidation, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

Our tape automation products compete with product offerings of Dell, EMC, IBM and Sun, which offer tape automation systems incorporating DLTtape® and Super DLTtapeTM technology as well as LTO technology. Increased competition has resulted in increased price competition. If this trend continues or worsens, if competition further intensifies, or if industry consolidation occurs, our sales and gross margins could decline, which could materially and adversely affect our business, financial condition and results of operations.

From time to time we make acquisitions, such as our 2006 acquisition of ADIC. The failure to successfully integrate recent or future acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and expect in the future to make acquisitions, or significant investments in, complementary companies, products or technologies, such as our 2006 acquisition of ADIC. If we fail to successfully integrate such acquisitions, it could harm our business, financial condition and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

•	Failure to realize anticipated savings and benefits from the acquisition;

•	Difficulties in assimilating and retaining employees;

•	Potential incompatibility of business cultures;

•	Coordinating geographically separate organizations;

•	Diversion of management’s attention from ongoing business concerns;

•	Coordinating infrastructure operations in a rapid and efficient manner;

•	The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	Failure of acquired technology or products to provide anticipated revenue or margin contribution;

•	Insufficient revenues to offset increased expenses associated with the acquisition;

•	Costs and delays in implementing or integrating common systems and procedures;

•	Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;

•	Impairment of existing customer, supplier and strategic relationships of either company;

•	Insufficient cash flows from operations to fund the working capital and investment requirements;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	The possibility that we may not receive a favorable return on our investment, the original investment may become impaired, and/or we may incur losses from these investments;

•	Dissatisfaction or performance problems with the acquired company;

•	The assumption of risks of the acquired company that are difficult to quantify, such as litigation;

•	The cost associated with the acquisition; and

•	Assumption of unknown liabilities or other unanticipated adverse events or circumstances.

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

To compete effectively, we must continually improve existing products and introduce new ones, such as our recently introduced DXi-series products, the Scalar 50, LTO-4 tape drive, GoVault and enhanced Scalar i500 and Scalar i2000 products and next generation StorNext software. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

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

•	The relative mix of media purchased directly from us as compared to our licensees;

•	The media consumption habits and rates of end-users;

•	The pattern of tape drive retirements; and

•	The level of channel inventories.

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

A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the U.S. We also have sales outside the U.S. In addition, a significant number of our products are manufactured in Malaysia. Similarly, one of the suppliers of recording heads for our products is located in China. Because of these operations, we are subject to a number of risks including:

•	Import and export duties and value-added taxes;

•	Import and export and trade regulation changes that could erode our profit margins or restrict our ability to transport our products;

•	Political, military, social, and infrastructure risks, especially in emerging or developing economies;

•	Potential restrictions on the transfer of funds between countries;

•	Natural disasters, including earthquakes, typhoons and tsunamis;

•	Inflexible employee contracts and employment laws that may make it difficult to terminate employees in some foreign countries in the event of business downturns;

•	Adverse movement of foreign currencies against the U.S. dollar (the currency in which our results are reported);

•	Shortages in component parts and raw materials; and

•	The burden and cost of complying with foreign laws.

Any or all of these risks could have a material adverse effect on our business.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors could negatively affect our operating results.

We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end-users, and to distributors such as Ingram Micro, Tech Data and others. We also have a growing relationship with EMC through which we make available our branded products that complement EMC’s product offerings. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end-user customers.

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

Our quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our past quarterly operating results should not be used to predict future performance. Quarterly operating results could be materially and adversely affected by a number of factors, including, but not limited to:

•	Failure to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped; or

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Declines in network server demand;

•	Product development and ramp cycles and product performance or quality issues;

•	Reduced demand from our OEM customers;

•	An inadequate supply of tape media cartridges;

•	Increased competition.

If we fail to meet our projected quarterly results, our business, financial condition, and results of operations may be materially and adversely harmed.

If our products fail to meet our or our customers’ specifications for quality and reliability, our results of operations may be adversely impacted and our competitive position may suffer.

Although we place great emphasis on product quality, we may from time to time experience problems with the performance of our products. If that occurs, our operating results could be negatively impacted by one or more of the following factors:

•	Increased costs related to fulfillment of our warranty obligations;

•	The reduction, delay or cancellation of orders or the return of a significant amount of products;

•	Focused failure analysis causing distraction of the sales, operations, and management teams; or

•	The loss of reputation in the market and customer goodwill.

If we fail to meet our projected quarterly results due to quality problems, our business, financial condition, and results of operations may be materially and adversely harmed.

If we do not successfully manage the changes that we have made and may continue to make to our infrastructure and management, our business could be disrupted, and that could adversely impact our results of operations and financial condition.

Managing change is an important focus for us. Following the acquisitions of Certance and ADIC, one of our important initiatives involves combining and integrating the information technology infrastructures of the companies, including our enterprise resource planning systems, and adapting our business processes and software to the requirements of the new organization. We are also managing several significant initiatives involving our operations, including efforts to reduce the number of contract manufacturers and suppliers we use, the outsourcing of our repair capabilities and the related closing of our facilities in Dundalk, Ireland and Irvine, Scotland. In addition, we continue to reduce headcount to streamline and consolidate our supporting functions as appropriate following past acquisitions and in response to market or competitive conditions. If we are unable to successfully manage the changes that we implement, and detect and address issues as they arise, it could disrupt our business and adversely impact our results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. We currently hold 499 U.S. patents and have 161 U.S. patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers, and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S.

Because we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk.

Although we use third parties to manufacture certain of our products, we also manufacture products in-house. Managing our in-house manufacturing capabilities presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our storage products to ensure that we have sufficient components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies, discontinued (end-of-life) components and Quantum-unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Our business and operating results could be materially and adversely affected as a result of these increased costs.

Some of our manufacturing, and our service repair, is outsourced to third party contract manufacturers. If we cannot obtain our products and parts from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition, and results of operations.

Some of our tape drives and tape automation products are manufactured for us by contract manufactures. We face a number of risks as a result of this outsourced manufacturing, including, among others:

•	Sole source of product supply

In each case, our contract manufacturer is our sole source of supply for the tape drive and/or tape automation products they manufacture for us. Because we are relying on one supplier, we are at greater risk of experiencing component shortages, reduced production capacity or other delays in customer deliveries that could result in customer dissatisfaction, lost sales and increased expenses, which could materially damage customer relationships and result in lost revenue.

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

•	Quality and supplier conduct

We will have limited control over the quality of products produced by our contract manufacturers. Therefore, the quality of the products may not be acceptable to our customers and could result in customer dissatisfaction, lost revenue, and increased warranty costs. In addition, we have limited control over the manner in which our contract manufacturers conduct their business. Therefore, we may face negative consequences or publicity as a result of a third party’s failure to comply with trade, environmental, or employment regulations.

In addition, many of our product components and subassemblies are manufactured by other third parties, by whom we may be exposed to the same risks. Any or all of these risks could have a material adverse effect on our business.

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

Poor operating performance may negatively impact our ability to attract and retain employees, which could further adversely impact our business.

Increased turnover in our employee base or the inability to fill open headcount requisitions due to concerns about our performance could impair or delay our ability to realize operational and strategic objectives and cause increased expenses and lost sales opportunities.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and recent changes in accounting for equity compensation are adversely affecting earnings.

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which we implemented at the beginning of fiscal 2007. We are required to recognize compensation expense in our statements of operations for the fair value of unvested employee stock options at the date of adoption and new stock options granted to our employees after the adoption date over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness to Quantum because the expense associated with these grants typically results in future compensation charges. In addition, the expense recorded may not accurately reflect the value of our stock options because the option pricing models used to estimate fair value were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales and provide support to customers. Accordingly, as a result of the requirement under SFAS No. 123R to recognize the fair value of stock options as compensation expense, beginning in the first quarter of fiscal 2007, our future results of operations have been adversely impacted. See also Note 4 “Stock Incentive Plans and Share-based Compensation” to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Our stock price could become more volatile if certain institutional investors were to increase or decrease the number of shares they own. In addition, there are other factors and events that could affect the trading prices of our common stock.

Five institutional investors own approximately 49% of our common stock as of March 31, 2008. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighs buying demand and our stock price declined.

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

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of chemicals, gases and other hazardous substances used in our manufacturing processes, air emissions, waste discharges, waste disposal, the investigation and remediation of soil and ground water contamination, as well as requirements for the design and disposition of and materials used in our products. Recent directives in the European Union imposed a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment and the use of some heavy metals including lead and some flame retardants in electronic products and components beginning in July 2006. New European Union legislation that will further restrict allowable materials becomes effective in 2008, and we anticipate that other domestic and international jurisdictions will introduce similar requirements in the future. We have implemented procedures and will likely continue to introduce new processes to comply with this legislation. However, this legislation may adversely affect our manufacturing costs or product sales by requiring us to acquire costly equipment or materials, or to incur other significant expenses in adapting our manufacturing processes or waste and emission disposal processes. Furthermore, environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition, and results of operations.

We are subject to many laws and regulations, and violation of those requirements could materially and adversely affect our business.

We are subject to numerous domestic and international laws regarding corporate conduct, fair competition, and preventing corruption, including requirements applicable to U.S. government contractors. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities, or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. Any one of those consequences could materially and adversely impact our business and operating results.

We may be sued by our customers as a result of failures in our products.

We face potential liability for performance problems of our products because our end-users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Although we maintain technology errors and omissions insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could harm our business.

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

We must maintain appropriate levels of service parts for maintenance. If we do not have sufficient service parts for maintenance, we may experience increased levels of customer dissatisfaction. If we have too much service parts for maintenance, we may incur financial losses.

We maintain levels of service parts for maintenance to satisfy future warranty obligations and also to earn service revenue to repair products for which the warranty has expired. We estimate the required amount of service parts for maintenance based on historical usage and forecasts of future warranty requirements, including estimates of failure rates and costs to repair, and out of warranty revenue. Given the significant levels of judgment inherently involved in the process, we cannot provide assurance that we will be able to maintain appropriate levels of service parts for maintenance to satisfy customer needs and to avoid financial losses from excess service parts for maintenance. If we are unable to maintain appropriate levels of service parts for maintenance, our business, financial condition, and results of operations may be materially and adversely impacted.

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

We do not use derivative financial instruments for foreign currency hedging or speculative purposes. To minimize foreign currency exposure, we use foreign currency obligations to match and offset net currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency obligations. We have used in the past, and may use in the future, foreign currency forward contracts to hedge our exposure to foreign currency exchange rates. To the extent that we have assets or liabilities denominated in a foreign currency that are inadequately hedged or not hedged at all, we may be subject to foreign currency losses, which could be significant.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our headquarters are located in San Jose, California. We lease facilities in North America, Europe and Asia. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2008:

Location	Function
North America
San Jose, CA	Corporate headquarters, sales, research and development
Irvine, CA	Administration, sales, service, research and development
Santa Maria, CA	Research and development
Colorado Springs, CO	Operations, service, research and development, administration
Boulder, CO	Research and development
Englewood, CO	Research and development, service and operations
Redmond, WA	Sales, administration, research and development
Other North America	Sales, research and development

Europe
Paris, France	Sales
Munich, Germany	Sales and service
Bracknell, UK	Sales and service
Northampton, UK	Sales and service
Zurich, Switzerland	Operations and administration
Other Europe	Sales, service and administration

Asia Pacific
Tokyo, Japan	Sales and media procurement center
Singapore City, Singapore	Sales and distribution
Kuala Lumpur, Malaysia	Administration and customer service
Hyderabad, India	Research and development
Shanghai, China	Sales
Adelaide, Australia	Research and development
Brisbane, Australia	Sales and administration
Other Asia Pacific	Sales

ITEM 3.	Legal Proceedings

For information regarding legal proceedings, refer to Note 19 “Litigation” to the Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “QTM.” Prior to November 15, 2006, our stock traded under the symbol “DSS.” As of June 2, 2008, the closing price of our common stock was $1.66 per share. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated.

Fiscal 2008	High	Low
First quarter ended June 30, 2007	$3.29	$2.60
Second quarter ended September 30, 2007	3.58	2.83
Third quarter ended December 31, 2007	4.15	2.49
Fourth quarter ended March 31, 2008	3.01	2.03

Fiscal 2007	High	Low
First quarter ended June 30, 2006	$3.76	$2.59
Second quarter ended September 30, 2006	2.66	1.94
Third quarter ended December 31, 2006	2.50	1.98
Fourth quarter ended March 31, 2007	2.72	2.24

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends is restricted by the covenants in our credit facility.

As of June 2, 2008, there were 1,619 Quantum stockholders of record including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2008.

ITEM 6.	Selected Financial Data

This summary of selected consolidated financial information of Quantum for fiscal 2004 to 2008 should be read along with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. We have acquired companies and disposed of businesses in addition to certain other items that affect the comparability of the selected financial information as described below.

Acquisitions and Dispositions

On August 22, 2006, we completed the acquisition of Advanced Digital Information Corporation (“ADIC”) and on January 5, 2005, we completed the acquisition of Certance Holdings. The selected information below includes the results of operations of our acquisitions from their respective acquisition dates. Additional information regarding these acquisitions is available in Note 5 “Acquisitions” to the Consolidated Financial Statements of this Annual Report on Form 10-K. On October 28, 2002 we completed the disposition of the network attached storage (“NAS”) business. As a result, the selected financial information below presents results of the NAS business as discontinued operations.

Other Items

The results of continuing operations for fiscal 2007 included $14.7 million of purchased in-process research and development in connection with the acquisitions of ADIC. The results of continuing operations for fiscal 2006 included loss on settlement charges from two legal settlements of $20.5 million.

	For the year ended March 31,
(In thousands, except per-share data)	2008	2007	2006	2005	2004
Statement of Operations Data:
Total revenue	$975,702	$1,016,174	$834,287	$794,168	$808,384
Total cost of revenue	656,598	722,789	602,359	558,689	556,725
Gross margin	319,104	293,385	231,928	235,479	251,659
Loss from operations	(8,097)	(27,154)	(41,481)	(9,535)	(19,692)
Loss from continuing operations	(60,234)	(64,094)	(41,479)	(3,496)	(63,715)
Income from discontinued operations	—	—	—	—	1,693
Net loss	$(60,234)	$(64,094)	$(41,479)	$(3,496)	$(62,022)
Basic and diluted loss per share from continuing operations	$(0.30)	$(0.33)	$(0.23)	$(0.02)	$(0.36)
Basic and diluted net loss per share	$(0.30)	$(0.33)	$(0.23)	$(0.02)	$(0.35)

	As of March 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Property and equipment, net	$39,271	$50,241	$38,748	$42,716	$40,377
Total assets	1,065,725	1,125,829	663,344	724,614	705,558
Short-term debt	4,000	25,000	—	—	537
Long-term debt	496,000	497,500	160,000	160,000	160,000

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE: QTM) founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the New York Stock Exchange under the symbol “QTM.”

Business

We earn our revenue from the sale of products, systems and services through our sales force and an array of channel partners to reach end-user customers, which range in size from small businesses and satellite offices to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and under the names of various OEM customers. We face a variety of challenges and opportunities in responding to the competitive dynamics of the technology market which is characterized by rapid change, evolving customer demands and intense competition, including competition with several companies who are also significant customers.

We offer a comprehensive range of solutions in the data storage market, providing performance and value to organizations of all sizes. We have a broad portfolio of disk-based backup solutions, tape libraries, autoloaders, and tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We also feature software options with product that provide disk and tape integration capabilities with our core de-duplication and replication technologies. In addition, our service offerings include a broad range of coverage options to provide the level of support for the widest possible range of information technology environments, with service available in more than 100 countries.

In fiscal 2008 we were focused on three primary objectives: to continue to expand market access, mainly by building a stronger branded business; to create a stronger growth platform, particularly by expanding our disk-based backup systems and our software businesses; and to improve our financial position, taking advantage of cost savings and enhanced revenue and profit opportunities from our acquisition of Advanced Digital Information Corporation (“ADIC”) made in the prior year.

We implemented significant changes during fiscal 2008 to better align our investments, cost structure, partnerships and infrastructure around our strategy. We have worked to improve our operating model, particularly through our continued focus on growing the higher margin areas of our business. Our research and development efforts shifted in fiscal 2008 as we reduced and optimized tape research and development and increased disk-based backup systems and software solutions research and development. These changes in research and development were intended to drive greater revenue growth potential. We implemented integration actions to ensure we would be cost competitive while having a solid execution platform. In addition, we focused on improving operating performance in terms of operating income and generating cash flow from operations to allow us to pay down our term debt and reduce our interest costs. Implementation of our objectives was intended to result in improved short term performance while providing greater revenue growth potential.

The results we are reporting for fiscal 2008 demonstrate the progress made to improve our operating model. As a result of the actions taken in fiscal 2008 we have seen improvement in our gross margins, reflecting a mix of higher margin products; reduced operating losses; cash generation capability from operations; and transitions in our research and development investments to grow our overall branded business, especially our disk-based backup systems and our software solutions. We did not meet our desired revenue results for fiscal 2008, largely due to lower than planned branded revenue.

Our top priority in fiscal 2009 is to grow our branded revenue, particularly our disk-based backup systems and software solutions revenues, to improve profitability and increase shareholder value. We continue to believe delivering a better operating model, creating more growth potential and reducing much of the negative impact of our outstanding debt are also important drivers for improving profitability and increasing shareholder value.

Our objectives to achieve these priorities in fiscal 2009 are similar to fiscal 2008 and include:

•	Continued focus on growing the higher margin areas of our business, especially our branded business;

•	Research and development efforts that optimize tape technologies, with continued focus on developing additional and improved disk-based backup systems and software solutions;

•	Continued efforts to reduce costs while retaining a solid execution platform; and

•	Continued generation of cash flow from operations to allow us to pay down our term debt and reduce our interest costs.

Our first steps to achieving our fiscal 2009 objectives are reflected in our May 2008 announcement of the release of the DXi7500, a product based on our second generation DXi technology. The DXi7500 is a disk-based backup system featuring de-duplication and replication capabilities for large, enterprise customers. We believe the DXi7500 provides the capacity, performance, scalability and availability required in enterprise environments and is the first solution in the industry to provide policy-based de-duplication. The DXi7500 has been designed to allow customers to choose the de-duplication method that best meets their needs for a specific backup job, taking into account disk capacity and backup window constraints. We believe this product and technology provides us long-term growth opportunities in the storage industry. In addition, we announced a licensing agreement with a software OEM partner, EMC, under which EMC has licensed our DXiTM-Series data de-duplication and replication enterprise software to deliver its own solution.

Customers’ backup, recovery and archive challenges are complex and rapidly evolving, and the need for a category expert is essential to success. We believe that our global scale and vertical integration in tape products, along with our growing branded business and decreasing our cost structure, position us to build a strong, profitable storage solutions business and improve our results of operations. We plan to leverage our disk-based backup solutions, tape automation systems and software solutions, including our de-duplication, replication and data movement technology, to deliver integrated data protection and management offerings across the distributed enterprise. We believe a strong position in disk-based backup systems can bring benefits to our tape automation systems and software sales efforts as customers are more likely to engage with us on a broad basis for a complete solution. We recognize there are numerous risks to the successful execution of our business plans. For a discussion of some of the risks and uncertainties that impact our business, see “Risk Factors” in this Annual Report on Form 10-K.

Results

In fiscal 2008, we had total net revenues of $975.7 million, a 4% decrease from fiscal 2007 primarily due to decreased OEM product revenue. We also had a decrease in our royalty revenue due to lower media unit sales sold through our OEM customers. These decreases were partially offset by an increase in our service revenue primarily due to the increased installed base of our branded products. Our focus on growing our branded business during the fiscal year is reflected in the greater proportion of non-royalty revenue from our branded business at 62% in fiscal 2008 compared to 53% in fiscal 2007 and 44% in fiscal 2006.

Our gross margin percentage increased 380 basis points in fiscal 2008 to 32.7%, primarily due to the increase in the percentage of our product sales through branded channels. Sales of branded products typically generate higher gross margins than sales to our OEM customers. Our gross margin on products sold through both branded and OEM channels increased compared to the prior year as we streamlined production methods, gained purchasing efficiencies and moved toward a more outsourced model for many of our entry-level and mid-range product offerings. The gross margin percentage increase was partially offset by a decrease in our royalty revenue.

During fiscal 2008, our research and development efforts brought the release of the Scalar 50 and upgrades to our DXi-Series products and StorNext software. The DXi-Series products feature our patented data de-duplication technology and other improved functionality to enhance our disk-based backup solutions. Other new product offerings during the fiscal year resulting from our research and development efforts included introduction of LTO-4 offerings and the beta release of our enterprise disk-based backup appliance, the DXi7500. In fiscal 2008, we also began partnering with a third party on certain research and development efforts to bring new technology solutions to market more efficiently for both our partner and us. These efforts were completed while we continued integration efforts on our new product roadmap, reducing overall research and development headcount from the prior year and limiting research and development expenses to $89.6 million, a 17% decrease from fiscal 2007.

Our investment in sales and marketing increased in fiscal 2008 as we expanded our sales team and further developed sales channels to support our technologically evolving product lines. General and administrative expenses increased in fiscal 2008 to support our larger combined company. Our restructuring charges in fiscal 2008 were primarily related to our global integration of ADIC and strategic roadmap decisions. Our operating expenses rose to 33.5% of revenues in fiscal 2008 from 31.5% in fiscal 2007, due to decreased revenues, increased sales and marketing expenses and general and administrative expenditures partially offset by decreased research and development costs.

Interest expense increased in fiscal 2008, driven by costs incurred as a result of refinancing our debt facility at more favorable rates. The refinancing decreased the additional margin in our interest rate by 50 basis points to 475 basis points from the prior debt facility’s term and revolving debt rates. In conjunction with our debt refinancing we wrote off $8.1 million of unamortized debt costs related to our prior debt facility and incurred $4.5 million in prepayment fees. We initially borrowed $496.5 million in August 2006 to acquire ADIC and made principal payments to bring our March 31, 2007 borrowings to $362.5 million. In early fiscal 2008 we increased our borrowings by $50 million on our revolving credit line. Over the remainder of fiscal 2008 we paid down a net $72.5 million in principal, bringing our outstanding term debt to $340.0 million at March 31, 2008, a 32% reduction in our acquisition-related debt.

During fiscal 2008, our operating activities generated positive cash flows of approximately $25.7 million. Our focus on cash management remains a top priority. We reduced our outstanding debt with the cash generated by operations and provided by investing activities. We continue to focus on our cash conversion cycle, the duration between the purchase of inventories and services and the collection of cash for the sale of our products and services. Our total cash, cash equivalents and marketable securities were relatively unchanged between March 31, 2008 and 2007, reflecting our strategy of maintaining sufficient operating liquidity while reducing outstanding debt.

In fiscal 2009, our focus on cash management will continue to be a top priority in order to allow us to invest in specified strategic research and development efforts, maintain our sales and service organization and reduce our outstanding debt. We anticipate additional cost savings within our 2009 operations from cost management measures taken in fiscal 2007 and 2008.

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

RESULTS OF OPERATIONS FOR FISCAL 2008, 2007 AND 2006

Prior to fiscal 2007, we reported two data storage business segments: Tape Drive and Storage Systems. As a result of organizational changes, we began reporting one business segment the first quarter of fiscal 2007. These organizational changes included the integration of marketing, sales and research and development functions to enhance product positioning and to lower the cost platforms within our business. As a result of these integration efforts, discrete financial information for these former segments is no longer tracked below the gross margin level, and management no longer measures operating performance nor makes resource allocation decisions on a segmented basis.

We began presenting product and service revenue and cost of revenue separately in the first quarter of fiscal 2008. We made a corresponding reclassification to the Consolidated Statements of Operations for fiscal 2007 and 2006. See Notes 2 and 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information. The following discussion and analysis gives effect to this separate presentation.

Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
		% of revenue		% of revenue		% of revenue
Product revenue	$714,837	73.3%	$780,323	76.8%	$610,463	73.2%	$(65,486)	(8.4)%	169,860	27.8%
Service revenue	160,920	16.5%	121,933	12.0%	95,143	11.4%	38,987	32.0%	26,790	28.2%
Royalty revenue	99,945	10.2%	113,918	11.2%	128,681	15.4%	(13,973)	(12.3)%	(14,763)	(11.5)%

Total revenue	$975,702	100.0%	$1,016,174	100.0%	$834,287	100.0%	$(40,472)	(4.0)%	$181,887	21.8%

Fiscal 2008 Compared to Fiscal 2007

Total revenue decreased $40.5 million to $975.7 million in fiscal 2008 compared to fiscal 2007 primarily due to decreased product revenue. Royalty revenues declined $14.0 million, or 12%, while service revenue increased $39.0 million, or 32%, compared to the prior fiscal year.

Product revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased in fiscal 2008 compared to fiscal 2007. Revenue from OEM sales decreased $87.3 million, partially offset by a $21.8 million increase in revenue from branded products. The product revenue decrease was primarily due to a decrease in revenue from devices and media products. Partially offsetting the devices and media decrease were increases in our disk-based backup systems and software solutions revenue and in tape automation system revenue.

Revenues from software solutions and disk-based backup systems increased $19.0 million to $49.0 million in fiscal 2008 compared to fiscal 2007 primarily due to increased sales of our DXi-Series disk-based products. Our StorNext software also contributed to increased revenues in fiscal 2008. By the fourth quarter of fiscal 2008, our legacy disk products comprised less than 10% of revenue from software solutions and disk-based backup systems, and we anticipate this trend will continue in fiscal 2009.

Tape automation system sales increased $5.2 million to $426.0 million in fiscal 2008 as compared to fiscal 2007 primarily due to increased sales of our mid-range tape automation line, including the Scalar i500, and increased sales of our enterprise tape automation products, including the Scalar i2000. These increases were offset by decreases in our entry level tape automation products.

Devices, including tape drives and removable hard drives, and media product revenues decreased $89.6 million to $239.8 million largely due to decreased sales of mid-range drives sold to OEMs and to a lesser extent decreased sales of entry level drives sold to OEMs as our older tape drives reach their end of life. We continued to place emphasis on sales of non-royalty media that bring higher margins and to not pursue volume sales at lower margins, resulting in lower overall revenue from non-royalty media products.

Service revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased $39.0 million to $160.9 million in fiscal 2008 compared to fiscal 2007 primarily due to increased service contract revenues from branded customers.

Royalty revenue

Tape media royalties decreased in fiscal 2008 compared to fiscal 2007 primarily due to lower media unit sales sold through our OEM customers. Royalties related to our newer LTO products have been increasing, but at a slower rate than declines in royalties from our maturing DLT products, where we experienced a net reduction in the installed base of DLTtape drives. We expect LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as this installed base continues to decrease.

In fiscal 2008 we added a software OEM licensing partner from which we anticipate royalties in the future. We anticipate licensing our technology, patents and similar intellectual property to select partners in the future, expanding the licensing partner program based on market demand.

Fiscal 2007 Compared to Fiscal 2006

Total revenue increased $181.9 million to $1,016.2 million in fiscal 2007 compared to fiscal 2006 primarily due to our acquisition of ADIC, which increased product revenue and to a lesser extent, also increased service revenue. Royalty revenue decreased $14.8 million, or 12%, compared to the prior fiscal year.

Product revenue

The $169.9 million product revenue increase was primarily due to increased revenue for tape automation systems and to a lesser extent, increased revenues from disk-based backup systems and software solutions compared to the prior year. Offsetting these increases in part were declines in devices and non-royalty media revenue compared to fiscal 2006. Both branded product revenues and revenue from OEM sales increased in fiscal 2007 compared to fiscal 2006, in large part from our acquisition from ADIC.

Tape automation system sales increased to $420.8 million in fiscal 2007 largely due to our acquisition of ADIC. Our mid-range tape automation line, including the Scalar i500, was one of the strongest contributors to total systems revenue in fiscal 2007, with sales to both branded and OEM customers. In addition, we had revenue increases from sales of our branded enterprise tape automation products, such as the Scalar i2000 and the PX720.

Revenues from software solutions and disk-based backup systems increased to $30.1 million in fiscal 2007 compared to fiscal 2006 primarily due to our acquisition of ADIC. Our StorNext software contributed to increased software revenues while our enterprise class DX-Series products and the PVX were the products primarily contributing to increased disk-based backup system revenues during fiscal 2007.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined moderately to $329.4 million in fiscal 2007 compared to fiscal 2006 due to the continuing retirement of older tape drives, especially our older, entry-level drives sold by OEMs. We also de-emphasized sales of non-royalty media compared to the prior year due to pricing dynamics in the market that would have resulted in lower margins on the non-royalty media products.

Service revenue

Service revenue increased $26.8 million to $121.9 million in fiscal 2007 primarily due to our acquisition of ADIC. Service revenue increases typically correlate with increases in our installed product base.

Royalty revenue

Tape media royalties decreased in fiscal 2007 compared to fiscal 2006 due primarily to lower sales from media units sold through our OEM customers. Royalties related to our newer LTO products have been increasing, but at a slower rate than declines in royalties from our maturing DLT products, where we experienced a net reduction in the installed base of DLTtape drives. In the fourth quarter of fiscal 2007, we recorded $3.3 million in royalty revenue in connection with licensing certain of our patents related to our de-duplication technology in a cross-license agreement.

Looking Forward

We anticipate annual revenues to remain relatively flat or increase slightly in fiscal 2009. Within our product revenues, we plan to continue to increase our branded product sales in both absolute dollars and as a percentage of product sales and anticipate decreases in lower margin OEM product revenue. We are focusing on the data storage market segments with growth opportunities. Products from our software solutions and our disk-based backup systems are targeted to meet the needs of customers within these growing market segments. In addition to the growth of our existing software solutions and our disk-based backup systems, we anticipate our newer product offerings, such as the DXi7500, will contribute to revenue increases in the coming fiscal year. We expect royalty revenues to increase with royalties from our software OEM partially offset by decreased media royalties. Media royalties are expected to decline slightly due to the continued trend of decreased DLT royalties mostly offset by increased LTO royalties.

Gross Margin

	For the year ended March 31,						Change
(dollars in thousands)	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
	Margin	Margin Rate	Margin	Margin Rate	Margin	Margin Rate
Gross margin	$319,104	32.7%	$293,385	28.9%	$231,928	27.8%	$25,719	8.8%	$61,457	26.5%
Product gross margin	182,900	25.6%	150,016	19.2%	71,635	11.7%	32,884	21.9%	78,381	109.4%
Service gross margin	36,496	22.7%	30,351	24.9%	32,124	33.8%	6,145	20.2%	(1,773)	(5.5)%

Fiscal 2008 Compared to Fiscal 2007

The 380 basis point increase in gross margin percentage in fiscal 2008 compared to fiscal 2007 was largely due to an increased proportion of our total non-royalty revenue coming from product sales through branded channels. Revenues from branded products and services in fiscal 2008 comprised 62% of non-royalty revenue compared to 53% of non-royalty revenue in fiscal 2007. Sales of branded products typically generate higher gross margins than sales to our OEM customers. The improvement in gross margin was offset in part by increases in non-cash expenses, including an increase in amortization of intangible assets of $4.3 million, resulting from a full year of amortization in fiscal 2008 in connection with our acquisition of ADIC in fiscal 2007, and an increase in share-based compensation of $0.7 million in fiscal 2008.

Product gross margin

In fiscal 2008 we streamlined production methods, gained purchasing efficiencies and moved toward an outsourced model for many of our entry level and mid-range product offerings. These actions combined to reduce the cost of both branded and OEM products. Product margins increased in fiscal 2008 compared to fiscal 2007 due to the increase in the proportion of our product sales through branded channels. Additionally, revenue from media and devices was down $89.6 million from the prior year, contributing to higher margins within both branded and OEM than the prior year. Within both branded and OEM products, media and devices typically have lower margins than tape automation, disk and software products.

Service gross margin

Service gross margin dollars increased $6.1 million or approximately 20%; however, service gross margin percentage decreased approximately 220 basis points in fiscal 2008 compared to fiscal 2007. The decrease in service gross margin percentage was largely due to the rate of service cost increases outpacing the rate of service revenue increases. Service revenue and service cost increases in fiscal 2008 were primarily due to our acquisition of ADIC in the second quarter of fiscal 2007 and the subsequent increase in our installed base of branded products.

Fiscal 2007 Compared to Fiscal 2006

The 110 basis point increase in gross margin percentage in fiscal 2007 compared to fiscal 2006 was largely due our acquisition of ADIC, which helped increase the percentage of our product sales through branded channels. Revenues from branded products in fiscal 2007 comprised 53% of non-royalty revenue compared to 44% of non-royalty revenue in the prior year. Sales of branded products typically generate higher gross margins than sales to our OEM customers. This improvement in gross margin was partially offset by increases in non-cash expenses such as amortization of intangible assets of $10.3 million as well as increased share-based compensation and amortization of service parts.

Product gross margin

Our product gross margin increased compared to the prior year primarily due to increased sales of branded products due to our acquisition of ADIC in the second quarter of fiscal 2007. As noted earlier, sales of branded products typically generate higher gross margins than sales to our OEM customers.

Service gross margin

Service gross margin decreased in fiscal 2007 primarily due to changing our accounting estimate related to the valuation of service parts for maintenance. In the second quarter of fiscal 2007, we began amortizing all of our service parts for maintenance on a straight-line basis. Previously, we amortized only the value of our finished goods service parts for maintenance and evaluated the difference between cost and market value for our component service parts on a quarterly basis. Partially offsetting this decrease to service margin was increased service revenue due to our acquisition of ADIC and the subsequent increase in our installed base of products.

Looking Forward

In fiscal 2009, we anticipate improved gross margins as we continue to increase the percentage of sales through branded channels and earn royalty revenue from our software OEM partnership, as well as maintaining our efforts to limit costs. We also expect our gross margins will improve as a result of ongoing activities to align our operations infrastructure to support our strategy of focusing on market segments with growth opportunities and continue to de-emphasize areas that have less growth and profit potential.

Research and Development Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
		% of revenue		% of revenue		% of revenue
Research and development	$89,563	9.2%	$107,546	10.6%	$100,165	12.0%	$(17,983)	(16.7)%	$7,381	7.4%

Fiscal 2008 Compared to Fiscal 2007

Research and development expenses decreased during fiscal 2008 compared to fiscal 2007 primarily due to reduced salaries and benefits from reduced headcount. Decreased project material costs and external service provider expenses also contributed to lower research and development expenses. In fiscal 2008, we restructured our research and development model to focus investments toward our target growth markets of disk-based systems and software solutions development and reduced investment in tape drive development. In addition, we commenced partnering with a third party on certain research and development efforts in the first quarter of fiscal 2008 which contributed to reduced research and development expenses during the remainder of fiscal 2008. The decreased research and development expenses were partially offset by increased intangible amortization resulting from a full year of amortization in fiscal 2008 in connection with our acquisition of ADIC in fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

Research and development expenses increased during fiscal 2007 compared to fiscal 2006 primarily due to our acquisition of ADIC. Increases were also attributable to share-based compensation and amortization of intangibles. The increased expenses were mostly offset by decreases from cost reduction actions driven by reduced headcount as we integrated the ADIC acquisition and decreased expenses from product launches completed in the prior fiscal year.

Looking Forward

We expect our research and development expenses will decrease slightly in fiscal 2009 due in part to savings from partnering with a third party on certain research and development efforts. Our plans include continued research and development spending in the growing segments of the data storage solutions market. We intend to emphasize new product development in both our disk-based backup systems solutions and our software solutions.

Sales and Marketing Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
		% of revenue		% of revenue		% of revenue
Sales and marketing	$149,367	15.3%	$123,134	12.1%	$82,251	9.9%	$26,233	21.3%	$40,883	49.7%

Fiscal 2008 Compared to Fiscal 2007

The increase in sales and marketing expenses during fiscal 2008 compared to fiscal 2007 was primarily due to increased salaries, benefits and commissions from increased headcount. We have increased our headcount to support sales in branded channels. Sales through branded channels typically have higher selling costs than sales to OEM customers. We also had a $2.5 million increase in amortization of intangibles related to our acquisition of ADIC in August 2006 due to a full year of amortization in fiscal 2008 compared to approximately seven and a half months of ADIC related intangible amortization in fiscal 2007. Partially offsetting these increases were decreased advertising and marketing costs in fiscal 2008 compared to the prior year.

Fiscal 2007 Compared to Fiscal 2006

The increase in sales and marketing expenses during fiscal 2007 compared to fiscal 2006 was primarily due to our acquisition of ADIC. Increased salaries, benefits and commissions from increased headcount and increased selling costs, especially for our branded products, were the major drivers of the increase. In addition, amortization of intangibles comprised $9.9 million of the increase for fiscal 2007.

Looking Forward

In fiscal 2009, we expect our sales and marketing expenses will increase commensurate with growth of our branded business as we maintain and expand our customer-facing sales resources.

General and Administrative Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
		% of revenue		% of revenue		% of revenue
General and administrative	$78,789	8.1%	$63,251	6.2%	$52,358	6.3%	$15,538	24.6%	$10,893	20.8%

Fiscal 2008 Compared to Fiscal 2007

The increase in general and administrative expenses during fiscal 2008 compared to fiscal 2007 was primarily due to increased infrastructure costs, including data and telecommunications costs and facility maintenance expenses to support the larger combined company. We also incurred higher legal expenses in the second half of fiscal 2008 related to our activities to enforce our intellectual property. Partially offsetting these increases were decreased salaries and benefits due to completion of integration and business streamlining initiatives that reduced general and administrative headcount.

Fiscal 2007 Compared to Fiscal 2006

The increase in general and administrative expenses during fiscal 2007 compared to fiscal 2006 was primarily due to our acquisition of ADIC. Increases were largely due to additional facilities acquired with ADIC as well as share-based compensation. These increases were partially offset by decreased spending on outside services.

Restructuring Charges

	For the year ended March 31,						Change
(dollars in thousands)	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
		% of revenue		% of revenue		% of revenue
Restructuring charges related to cost of revenue	$237	—	$900	0.1%	$512	—	$(663)	(73.7)%	$388	75.8%
Restructuring charges in operating expenses	9,482	1.0%	11,908	1.2%	18,118	2.2%	(2,426)	(20.4)%	(6,210)	(34.3)%

Total restructuring charges	$9,719	1.0%	$12,808	1.3%	$18,630	2.2%	$(3,089)	(24.1)%	$(5,822)	(31.3)%

In fiscal 2008, 2007 and 2006, we took steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. During fiscal 2007, management approved and began executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from our acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. The restructuring charges that resulted from these cost reduction efforts in fiscal 2008 relate to partnering with a third party on certain research and development efforts and consolidating operations supporting our business. Substantially all of our restructuring efforts related to the ADIC and Certance Holdings (“Certance”) acquisitions have been completed as of March 31, 2008. For additional information and disclosure of restructuring charges refer to Note 13 “Restructuring Charges” and for additional information regarding the ADIC and Certance acquisitions refer to Note 5 “Acquisitions” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Fiscal 2008 Compared to Fiscal 2007

The decrease in restructuring charges in fiscal 2008 compared to fiscal 2007 was primarily due to incurring a larger portion of our restructuring charges related to the integration of ADIC in fiscal 2007, including implementation of strategic roadmap decisions and operational efficiencies. Restructuring expenses related to severance and benefits in fiscal 2008 decreased $5.4 million as the majority of these plans were executed in fiscal 2007. Partially offsetting the decreased severance and benefits restructuring expenses were $4.7 million in increased facility restructuring expenses in fiscal 2008. Fiscal 2008 facility restructuring expense of $3.0 million was primarily due to vacating facilities in Europe. Fiscal 2007 had a $1.7 million net reversal of facility restructuring charges because we decided to use a previously vacated Colorado facility to consolidate U.S. manufacturing, repair and service operations.

Fiscal 2007 Compared to Fiscal 2006

The decrease in restructuring charges in fiscal 2007 compared to fiscal 2006 was primarily due to lower facilities and severance and benefits restructuring charges in fiscal 2007 as compared to fiscal 2006 related to outsourcing certain manufacturing, repair and service operations and the continued effort to streamline our operations including information technology, product development and marketing processes following our acquisition of Certance in the fourth quarter of fiscal 2005.

In-Process Research and Development

We had no in-process research & development (“IPR&D”) expenses in fiscal 2008 or fiscal 2006. During fiscal 2007, we expensed $14.7 million of IPR&D as a result of our acquisition of ADIC in August 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No.142”), all identifiable assets acquired were analyzed to determine their fair value. The value assigned to IPR&D of $14.7 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows using a discount rate of 18% to their present value based on the percentage of completion of the IPR&D projects.

Loss on Litigation Settlement

We had no loss on litigation settlement expenses in fiscal 2008 or fiscal 2007. During fiscal 2006, we entered into a legal settlement and patent cross license agreement with Storage Technology Corporation resulting in a charge of $18.6 million. We also entered into another legal settlement for $1.9 million during fiscal 2006.

Interest Income and Other, Net

	For the year ended March 31,						Change
(dollars in thousands)	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
		% of revenue		% of revenue		% of revenue
Interest income and other, net	$6,008	0.6%	$8,746	0.9%	$11,376	1.4%	$(2,738)	(31.3)%	$(2,630)	(23.1)%

Fiscal 2008 Compared to Fiscal 2007

The decrease in interest income and other, net in fiscal 2008 compared to fiscal 2007 was primarily due to lower interest income as a result of a reduced level of interest-earning investments during the current year than in the prior year. Our financing strategy has been to prioritize the use of cash to reduce our long-term debt over investing those funds in interest-earning investments. We recorded expense related to market value decreases of two interest rate collars in fiscal 2008 which was largely offset by gains from the sale of shares received in the fourth quarter of fiscal 2007 as consideration for a license fee relating to a patent cross licensing agreement.

Fiscal 2007 Compared to Fiscal 2006

The decrease in interest income and other, net in fiscal 2007 compared to fiscal 2006 was mainly due to a $1.3 million payment received from a funded benefit trust and a $0.7 million refund received from the IRS for FICA withholding during fiscal 2006. Fiscal 2007 had lower interest income due to lower interest-earning investments during the year than the prior year.

Interest Expense

	For the year ended March 31,						Change
(dollars in thousands)	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
		% of revenue		% of revenue		% of revenue
Interest expense	$58,627	6.0%	$40,748	4.0%	$9,976	1.2%	$17,879	43.9%	$30,772	308.5%

Fiscal 2008 Compared to Fiscal 2007

Interest expense increased in fiscal 2008 primarily due to costs related to retiring our prior debt facility, including recognizing the remaining $8.1 million outstanding balance of capitalized debt costs and $4.5 million in prepayment fees. Also contributing to the increased interest expense was a higher average balance of long-term debt during fiscal 2008. Our average debt balance was lower for fiscal 2007 compared to fiscal 2008 because we did not draw upon our debt facilities until August 2006 to fund our acquisition of ADIC. For additional information related to our long-term debt, refer to Note 11, “Convertible Subordinated Debt and Long-Term Debt” in this Annual Report on Form 10-K.

Fiscal 2007 Compared to Fiscal 2006

The increase in interest expense in fiscal 2007 compared to fiscal 2006 was primarily due to interest incurred on the August 2006 debt facilities entered into in connection with the ADIC acquisition. We initially borrowed $496.5 million under these facilities in the second quarter of fiscal 2007, increasing our outstanding debt balance and associated interest expense from the prior year. Interest expense in fiscal 2007 also included the amortization of debt issuance costs for the August 2006 debt facilities as well as the write off of $8.1 million in unamortized debt issuance costs related to a prior credit facility that was terminated during the second quarter of fiscal 2007.

Looking Forward

In fiscal 2009, we anticipate our quarterly interest expense will continue to decrease as we continue to pay down our debt balance. We also expect lower interest expense in the first quarter of fiscal 2009 due to lower interest rates; however, we cannot predict interest rates on our term debt for the remainder of fiscal 2009. As of March 31, 2008 the interest rate on our term debt was 6.2%, which is lower than interest rates were on our term and revolving debt during fiscal 2008.

Income Taxes

	For the year ended March 31,						Change
(dollars in thousands)	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
		% of pre-tax loss		% of pre-tax loss		% of pre-tax loss
Income tax provision (benefit)	$(482)	0.8%	$4,938	8.3%	$1,398	3.5%	$(5,420)	(109.8)%	$3,540	253.2%

Fiscal 2008 Compared to Fiscal 2007

In fiscal 2008, we recorded an income tax benefit of $0.5 million compared to tax expense of $4.9 million for fiscal 2007. The decrease in tax expense in fiscal 2008 was primarily due to closure of the examination of certain foreign subsidiaries that resulted in favorable settlement of tax positions.

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor, we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8.8 million. As of March 31, 2008, $6.0 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

Fiscal 2007 Compared to Fiscal 2006

The tax expense recorded for the fiscal year ended March 31, 2007 was $4.9 million compared to tax expense of $1.4 million for the fiscal year ended March 31, 2006. Foreign taxes were higher in fiscal 2007 due to increased foreign profits and withholding tax on dividend distributions.

Amortization of Intangible Assets

The following table details intangible asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Cost of revenue	$30,825	$26,567	$16,222	$4,258	$10,345
Research and development	1,032	999	581	33	418
Sales and marketing	16,754	14,217	4,290	2,537	9,927
General and administrative	100	209	585	(109)	(376)

	$48,711	$41,992	$21,678	$6,719	$20,314

Purchased technology intangible assets and other intangible assets, such as customer lists and trademarks, increased in fiscal 2007 from our acquisition of ADIC in August 2006. The increase in fiscal 2008 amortization compared to fiscal 2007 is mainly due to recording amortization expense for approximately seven and a half months in fiscal 2007 compared to twelve months of expense in fiscal 2008. The increase in fiscal 2007 compared to fiscal 2006 is primarily due to the amortization of ADIC related intangible assets.

Intangible assets are amortized over their estimated useful lives, which range from one to seven years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. We had no intangible asset impairments in fiscal 2008, 2007 or 2006. Refer to Note 9 “Goodwill and Intangible Assets” to the Consolidated Financial Statements for further information.

Share-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) in the first quarter of fiscal 2007 which requires us to expense share-based compensation. Prior to the adoption of SFAS No. 123R, we accounted for our equity incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, share-based compensation for fiscal 2006 related only to the issuance of restricted stock awards since they were issued at a discount. Share-based compensation recorded for fiscal 2008, 2007 and 2006 was $14.0 million, $9.0 million and $0.9 million, respectively.

The following table summarizes the share-based compensation from the application of SFAS No. 123R to options and restricted stock awards and units granted under our stock incentive plans and rights to acquire stock under the our employee stock purchase plan (in thousands):

	For the year ended March 31,
	2008	2007	Change 2008 to 2007
Share-based compensation expense included in operations:
Cost of revenue	$1,929	$1,191	$738
Research and development	3,778	2,544	1,234
Sales and marketing	3,269	1,965	1,304
General and administrative	5,022	3,272	1,750

	$13,998	$8,972	$5,026

The increase in share-based compensation expense in fiscal 2008 compared to fiscal 2007 is primarily due to increased grants of restricted stock units. Commencing in fiscal 2007, we began granting restricted stock units as our primary method of equity compensation rather than granting stock options to our existing employees. The increase in restricted stock outstanding, which is expensed over the requisite service period to receive the restricted shares, is the primary reason share-based compensation expense increased in cost of revenue as well as operating expenses. General and administrative share-based compensation also increased in fiscal 2008 due to the modification of the vesting and exercise periods of stock awards held by certain employees. For more information regarding share-based compensation, refer to Note 4 “Stock Incentive Plans and Share-Based Compensation” to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 3 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Annual Report on Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,
(In thousands, except DSO and Inventory turns)	2008	2007	2006
Cash and cash equivalents	$93,643	$59,926	$122,690
Marketable securities	—	35,000	99,975

Total cash, cash equivalents and marketable securities	$93,643	$94,926	$222,665

Days sales outstanding (DSO)	62.5	58.7	53.2
Inventory turns	7.9	7.6	7.7
Net cash provided by operating activities	$25,741	$63,762	$2,811
Net cash provided by (used in) investing activities	$21,507	$(489,504)	$(115,038)
Net cash provided by (used in) financing activities	$(13,531)	$362,978	$9,781

Fiscal 2008

The difference between reported net loss and cash provided by operating activities was primarily due to non-cash items such as amortization, depreciation, and share-based compensation related to stock incentive plans. The cash used to fund operations during the period was primarily due to an increase in accounts receivable and service parts for maintenance and a decrease in accrued warranty. This was partially offset by increases in deferred revenue and accounts payable, net of the sale of subsidiary. Accounts receivable increased primarily due to slower collections in fiscal 2008 after particularly strong collections during the fourth quarter of fiscal 2007. Service parts for maintenance increased in order to support our growing installed base. Accrued warranty decreased primarily due to decreases in our installed base of products under warranty in addition to improved quality and lower failure rates on certain products. Increases in deferred revenue are primarily related to increased sales of service contracts. Accounts payable increased primarily due to the timing of payments to our vendors.

Cash provided by investing activities during fiscal 2008 reflects proceeds from the sale of marketable securities and investments of $105.4 million offset in part by $65.0 million in purchases of marketable securities. In addition, we purchased $21.1 million of property and equipment during fiscal 2008 primarily comprised of hardware and software related to our computer system conversions to bring us onto a single platform for our enterprise resource planning system and engineering test equipment for our DXi-Series products. We received $2.2 million in net proceeds from the sale of a Malaysia subsidiary in the second quarter of fiscal 2008.

Cash used in financing activities during fiscal 2008 was primarily related to repayment of our August 2006 credit facility in addition to principal payments on both the August 2006 credit facility and our current credit agreement. The repayment of the August 2006 credit facility was largely offset by borrowings on our current credit agreement net of loan fees. Additionally, we received $17.0 million in net proceeds from the issuance of common stock related to employee stock incentive and stock purchase plans.

Fiscal 2007

The difference between reported net loss and cash provided by operating activities was primarily due to non-cash items such as depreciation and amortization, in-process research and development and share-based compensation related to stock incentive plans. The cash used to fund operations during the period was primarily due to an increase in service parts for maintenance and payments on accrued restructuring. This was more than offset by a decrease in accounts receivable and inventories. Service parts for maintenance increased in order to support our growing installed base and meet the Restriction of Hazardous Substances (“RoHS”) compliance requirements in Europe. The cash outflow related to accrued restructuring was primarily due to severance payments made during the year related to restructuring obligations from our acquisition of ADIC. Accounts receivable decreased primarily due to strong collections in fiscal 2007. Inventories decreased as a result of ongoing inventory reduction efforts and reduced inventory levels of certain end of life products. These decreased inventory levels also decreased accounts payable.

Cash used in investing activities during the year ended March 31, 2007 reflects $545.4 million of cash paid, net of cash acquired, for our acquisition of ADIC. Proceeds from the sale of marketable securities of $781.8 million were largely offset by purchases of marketable securities of $714.8 million. Additionally, we purchased $17.2 million of property and equipment and received $6.0 million in proceeds from the sale of our Ireland facility.

Cash provided by financing activities during the year ended March 31, 2007 was primarily related to borrowings of $496.5 million on our August 2006 facility, less loan fees of $9.8 million. Additionally, we received $10.3 million in net proceeds from the issuance of common stock. These cash proceeds were partially offset by debt repayments of $134.0 million.

Fiscal 2006

Cash provided by operating activities reflected changes in working capital that provided more cash than was used by the loss from operations, adjusted for non-cash items such as depreciation and amortization, deferred income taxes and compensation related to stock incentive plans. The cash that was provided by working capital during the year ended March 31, 2006 was primarily due to a decrease in accounts receivable primarily due to lower revenues in the fourth quarter of fiscal 2006 and improved DSOs, a decrease in other assets and liabilities primarily due to receipt of various tax refunds, and an increase in accrued restructuring charges. These changes were partially offset by other working capital usages primarily due to a decrease in accounts payable and a decrease in warranty reserves due to a lower installed base and improved product quality. The cash that was used by the loss from operations, adjusted for non-cash items, included $20 million used to pay for the StorageTek legal settlement and cross license.

Cash used in investing activities during the year ended March 31, 2006 was primarily due to net purchases of marketable securities, purchases of property and equipment and approximately $20.0 million in payments made in relation to the Certance acquisition.

Cash provided by financing activities during the year ended March 31, 2006 related to net proceeds from the exercise of employee stock options and activity related to the employee stock purchase plan, partially offset by payments of short-term debt.

Acquisition

On August 22, 2006, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 2, 2006, we completed our acquisition of ADIC. Pursuant to the Merger Agreement, each outstanding share of ADIC common stock was converted into the right to receive, at the election of the stockholder, either (a) $12.25 in cash or (b) a number of shares of Quantum common stock equal to the number of ADIC shares of common stock multiplied by 3.461. Substantially all stockholders elected to receive cash, and in fiscal 2007 we paid $545.4 million in cash, net of cash acquired. We also issued 1.9 million shares of Quantum common stock to those electing shares. The cash portion of the merger consideration was funded in part from borrowings under the loans described in the “Long-Term Debt” section below.

Capital Resources and Financial Condition

We have made progress in reducing operating costs. We will continue to focus on improving our operating performance, including increasing revenue and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue around current levels, to sustain or improve gross margins, and to control operating expenses in order to provide net income and positive cash flow from operating activities in the future. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing credit facilities. We expect capital expenditures in fiscal 2009 will be relatively similar to recent fiscal years.

Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources. As of March 31, 2008, we had credit available on our credit facility, described further in the “Long-Term Debt” section below.

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at March 31, 2008, this would mean $340 million would be immediately payable.

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

Long-Term Debt

To fund the acquisition of ADIC in August 2006, we entered into a secured senior credit facility (“August 2006 credit facility”) with a group of lenders that provided a $150 million revolving credit line, a $225 million term loan and a $125 million second lien term loan with maturity dates of August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

On July 12, 2007, we refinanced our August 2006 credit facility by entering into another senior secured credit agreement (“current credit agreement”) with a different group of lenders, providing a $50 million revolving credit facility and a $400 million term loan. We borrowed $400 million on the term loan to repay all borrowings under our August 2006 credit facility. We incurred and capitalized $8.1 million of loan fees related to this current credit agreement which are included in other long-term assets in our Consolidated Balance Sheet. These fees are being amortized to interest expense over the respective loan terms. In conjunction with the repayment of our August 2006 credit facility, the unamortized debt costs of $8.1 million related to that borrowing were written off to interest expense in the second quarter of fiscal 2008 and are included as a component of amortization in the Consolidated Statement of Cash Flows. Additionally, we incurred $4.5 million in prepayment fees when we repaid our August 2006 credit facility.

Under the current credit agreement, the $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date or convert into equity the existing $160 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a three month London Interbank Offered Rate (“LIBOR”) rate plus a margin of 3.5%. The interest rate on the term loan was 6.2% at March 31, 2008. Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with our fiscal year ended March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount. The fiscal 2008 calculation of excess cash flow did not require additional principal payments. During fiscal 2008, we made principal payments of $60 million on the term loan and incurred $0.6 million in prepayment fees.

Under the current credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. We currently have letters of credit totaling $2.3 million, reducing the available borrowings on the revolver to $47.7 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loans including a limitation on issuing dividends. As of March 31, 2008, we were in compliance with the debt covenants. We did not borrow on the revolving credit facility in fiscal 2008. Our outstanding term debt was $340 million at March 31, 2008.

Derivatives

Since the third quarter of fiscal 2007, we have had an interest rate collar instrument with a financial institution that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. During the fiscal 2008, the three month LIBOR rate was within the floor and cap.

Under the terms of the current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. During the third quarter of fiscal 2008, we entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 2009. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.25% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 2.68% and the current three month LIBOR rate on the notional amount. The three month LIBOR was within the floor and cap from inception through March 31, 2008.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the change in fair market value in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets and in interest income and other, net in the Consolidated Statements of Operations. As of March 31, 2008 and 2007, the cumulative loss on the interest rate collars was $2.2 million and $0.1 million, respectively.

We do not engage in hedging activity for speculative or trading purposes. We did not utilize foreign currency forward exchange contracts in fiscal 2008, 2007 or 2006 and there were no foreign currency forward contracts outstanding as of March 31, 2008, 2007 or 2006.

Off Balance Sheet Arrangements

Lease Commitments

We lease certain facilities under non-cancelable lease agreements. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. We also have equipment leases for various office equipment. Future minimum lease payments under these operating leases are shown below in the “Contractual Obligations” section.

Commitments for Additional Investments

As of March 31, 2008, we had commitments to provide an additional $1.3 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. We will invest funds as required until our remaining commitments are satisfied.

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2008, we had issued non-cancelable purchase commitments for $53.9 million to purchase finished goods from our contract manufacturers.

Stock Repurchases

As of March 31, 2008, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the fiscal year ended March 31, 2008. Our ability to repurchase common stock is restricted under the terms of our credit facilities.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2008 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years	Total
Convertible subordinated debt	$7,000	$170,500	$—	$—	$177,500
Long-term debt, including current portion	26,356	49,389	48,398	345,538	469,681
Purchase obligations	53,916	—	—	—	53,916
Operating leases	16,038	26,022	16,250	28,910	87,220

Total contractual cash obligations	$103,310	$245,911	$64,648	$374,448	$788,317

The contractual commitments shown above include $147.2 million in interest payments on our various debt obligations based on current interest rates as of March 31, 2008. Included in the interest payments amount is $1.3 million related to our $87.5 million notional interest rate collar due to the LIBOR interest rates resetting below the floor for this interest rate collar effective the first quarter of fiscal 2009. Due to the nature of our agreements, the interest rate can vary over the terms of the loans.

As of March 31, 2008, we have $12.3 million of long-term deferred tax liabilities for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN No. 48”), for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Fair Value

Certain of our assets and liabilities are recorded at fair value. Generally, fair value is determined from market pricing. For other items, such as values of assets and liabilities acquired in business combinations or fair value of options or awards granted, we have disclosed how fair value is determined for those items. For further information regarding fair value see Note 3 “Summary of Significant Accounting Policies, Fair Value of Financial Instruments”, Note 4 “Stock Incentive Plans and Share-Based Compensation” and Note 5 “Acquisitions,” in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the following accounting policies require our most difficult, subjective or complex judgments because of the need to make estimates about the effect of matters that are inherently uncertain. The judgments and uncertainties that affect the application of those policies in particular could result in materially different amounts being reported under different conditions or using different assumptions.

Revenue Recognition

Revenue from sales of hardware products to distributors, VARs, OEMs and end-users is recognized when the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition, have been met: when passage of title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which typically occurs after delivery and installation are completed.

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

We license certain intellectual property to third party manufacturers under arrangements that are represented by master contracts, allowing these third party manufacturers to manufacture and sell certain of our products. As consideration for licensing the intellectual property, the licensees pay us a per-unit royalty for sales of their products that incorporate the licensed technology. On a periodic basis, the licensees provide us with unit reports that include the quantity of units sold to end-users subject to royalties. We recognize revenue based on the unit reports, which are provided to us in a timely fashion. The unit report substantiates that the delivery has occurred. Royalty revenue is measured by multiplying the units sold as reflected in the unit reports by the royalty per unit in accordance with the royalty agreements. Royalty payments are made to us on a per unit basis at a stipulated per unit amount.

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

Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), have been met. These criteria are: when passage of title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; when collection is reasonably assured; and when vendor-specific objective evidence of fair value for undelivered elements exist. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. We recognize revenue from software sales upon delivery provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining, the price is fixed and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which typically occurs after delivery and installation are completed. Revenue from postcontract customer support agreements, which entitle customers to both support and upgrades during the term of the agreement, when-and-if available, is recognized ratably over the life of the agreement. EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), affirms that the revenue recognition guidance in SOP 97-2 also applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We do not currently have any non-software deliverables for which software is essential to the functionality.

Service Revenue and Service Cost of Revenue

Service revenue is derived from contracts for field support provided to our branded customers, in addition to installation and integration services and repair services that are not otherwise included in the base price of the product. Service cost of revenue excludes costs associated with basic warranty support on new branded and OEM products.

We classify expenses as service cost of revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract, installation, integration and repair services. These estimates are based upon a variety of factors, including the nature of the support activity and the level of infrastructure required to support the activities from which we earn service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Share-Based Compensation

Effective April 1, 2006, we adopted the provisions of SFAS No. 123R. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is equal to the market price of our common stock on the date of grant. In prior fiscal years, we accounted for awards granted under our equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. Prior to the adoption of SFAS No. 123R, only share-based compensation related to the issuance of restricted stock awards was recognized in the Consolidated Statements of Operations, since the restricted stock awards were issued at a discount.

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

Under the provisions of SFAS 123R, the fair value of share-based grants with a market vesting condition must be modeled and valued with a path-dependent valuation technique. We valued certain restricted stock with both market and service vesting conditions that was granted in fiscal 2007 utilizing a Monte Carlo simulation model, and the stock price was simulated using Geometric Brownian Motion, a widely accepted model of stock price behavior used in option pricing models. The primary assumptions used in the valuation models to value our restricted stock with market and service vesting conditions included the time frame of the simulation, the volatility rate, the risk-free interest rate and dividend yield. The time frame assumption is based on the grant specifications. We estimated the volatility of our common stock based on the historical volatility over the most recent period corresponding with the time frame assumption. We estimated the risk-free interest rate based on the zero coupon treasury constant maturity rate corresponding with the time frame assumption. Dividend rates were based on our historical experience. The fair value of this restricted stock with market and service vesting conditions is recognized ratably over the three and four years corresponding with the derived requisite service periods for these restricted shares.

In addition, SFAS No. 123R requires us to develop a forfeiture rate which is an estimate of the number of share-based awards that will be forfeited prior to vesting. Quarterly changes in the estimated forfeiture rate are recognized in the period the forfeiture estimate is changed. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Warranty Expense and Liability

We generally warrant our hardware and software products against defects for periods ranging from three to 36 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems and disk systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform hardware systems warranty and service from our facility in Colorado Springs, Colorado. Jabil Global Service provides screen and repair services in Reynosa, Mexico and in Szombathely, Hungary for our products. Benchmark Electronics, Inc. (“BEI”) also provides repair and warranty service for our products in Penang, Malaysia, Angleton, Texas and Huntsville, Alabama. In addition, we utilize various other third party service providers throughout the world to perform repair and warranty services for us.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ. We use a model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our newer products mature, we are able to improve our estimates with respect to these products. It is reasonably likely that assumptions will be updated for failure rates and, therefore, warranty expense liability estimate could change in the future.

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

Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. In applying SFAS No. 142, we review our goodwill annually for impairment in the fourth fiscal quarter, or more frequently when indicators of impairment are present. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. Intangible assets are amortized over the estimated useful lives, which generally range from one to seven years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Restructuring Charges

In recent periods and over the past several years, we have recorded significant restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, separation benefits, facilities charges, asset write-offs and other costs of exiting activities or geographies.

The charges for severance and exit costs require the use of estimates, primarily related to the number of employees paid severance, the amount of severance and related benefits to be paid; primarily based on years of service or statutory requirements; and the cost of exiting facilities. Facilities exit costs typically require estimates and assumptions related to our ability to secure a sub-tenant, if applicable, and any sublease income to be received in the future.

We account for severance and other postemployment benefits resulting from involuntary terminations in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, (“SFAS No. 112”) because we maintain a benefit plan with specified termination benefits from which payment amounts are reasonably estimable. Under SFAS No. 112, we record a severance liability at the time management commits to a plan with sufficient detail to reasonably estimate benefits.

We account for facilities and all other restructuring charges not subject to SFAS No. 112 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes fair value as the objective for initial measurement of the liability. Any employee benefit arrangements not subject to SFAS No. 112 that require future service beyond a minimum retention period are recognized over the future service period. Restructuring charges we have incurred under SFAS No. 146 in recent years include facilities charges, noncancellable purchase commitments and fixed asset write-offs. Only costs resulting from an exit plan that were not associated with, or that did not benefit, activities that would be continued, were eligible for recognition as liabilities at the commitment date.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN No. 48”). SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

Following the guidance of FIN No. 48, we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The calculation of our tax liabilities requires judgment related to uncertainties in the application of complex tax regulations. As a result of the implementation of FIN No. 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

FIN No. 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. We had historically classified unrecognized tax benefits in current income taxes payable. As a result of adopting FIN No. 48, we reclassified unrecognized tax benefits to other long-term liabilities in the Consolidated Balance Sheets. We recognize interest and penalties related to uncertain tax positions in income tax provision (benefit) in the Consolidated Statements of Operations. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

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

Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal or decrease in this allowance. We also have deferred tax assets and liabilities due to prior business acquisitions with corresponding valuation allowances after assessing our ability to realize any future benefit from these acquired net deferred tax assets. If sufficient positive evidence becomes available to support a reversal or decrease in the allowance related to acquired net deferred tax assets, we will record the change in goodwill in the period such evidence becomes available.

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

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents and marketable securities and interest expense on our term debt.

Our cash equivalents and marketable securities consisted solely of money market funds at March 31, 2008 and consisted of money market funds and auction rate securities at March 31, 2007. All auction rate securities owned by us at the end of fiscal 2007 were liquidated during fiscal 2008 at par value. The main objective of our marketable securities is safety of principal and liquidity while maximizing return, without significantly increasing risk. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximately $0.5 million and $0.6 million decrease in interest income in fiscal 2008 and 2007, respectively.

As of March 31, 2008 and March 31, 2007, our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate of 4.375% paid semi-annually in February and August, and mature on August 1, 2010. Refer to Note 11 “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements for additional information on our convertible subordinated debt.

Interest accrues on our term loan at our option, based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. We have selected the LIBOR rate plus 3.5% since inception; however, we have no limitation on selecting either the prime or LIBOR rate plus applicable margin. The interest rate on the term loan was 6.2% at March 31, 2008. Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity on July 12, 2014.

Under the terms of our current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. We have two interest rate collars that meet this requirement. We have an interest rate collar that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. We have another interest rate collar that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 2009. During fiscal 2008, the three month LIBOR rate was within the floor and cap on both collars; therefore there was no impact to our interest expense from this interest rate collar.

The following table shows the total impact to interest expense from a hypothetical 100 basis point increase and decrease in interest rates (in thousands):

	Hypothetical 100 basis point increase in interest rates		Hypothetical 100 basis point decrease in interest rates
	2008	2007	2008	2007
Interest expense increase (decrease) on term debt	$3,809	$3,135	$(3,809)	$(3,135)
Interest expense increase (decrease) from collars	(625)	(282)	399	88

Net interest expense increase (decrease)	$3,184	$2,853	$(3,410)	$(3,047)

Except for the interest rate collars noted above, we did not enter into derivative transactions related to our cash equivalents or marketable securities nor for any other existing or anticipated liabilities during the years ended March 31, 2008 and 2007. We do not engage in hedging activity for speculative or trading purposes.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. During the fiscal years ended March 31, 2008 and 2007, we did not utilize foreign currency forward contracts or other currency derivatives to manage the risk of exchange rate fluctuations because we believed that we had a natural hedge through our worldwide operating structure.

ITEM 8.	Financial Statements and Supplementary Data

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	For the year ended March 31,
	2008	2007	2006
Product revenue	$714,837	$780,323	$610,463
Service revenue	160,920	121,933	95,143
Royalty revenue	99,945	113,918	128,681

Total revenue	975,702	1,016,174	834,287
Product cost of revenue	531,937	630,307	538,828
Service cost of revenue	124,424	91,582	63,019
Restructuring charges related to cost of revenue	237	900	512

Total cost of revenue	656,598	722,789	602,359

Gross margin	319,104	293,385	231,928
Operating expenses:
Research and development	89,563	107,546	100,165
Sales and marketing	149,367	123,134	82,251
General and administrative	78,789	63,251	52,358
Restructuring charges	9,482	11,908	18,118
In-process research and development	—	14,700	—
Loss on litigation settlement	—	—	20,517

	327,201	320,539	273,409

Loss from operations	(8,097)	(27,154)	(41,481)
Interest income and other, net	6,008	8,746	11,376
Interest expense	(58,627)	(40,748)	(9,976)

Loss before income taxes	(60,716)	(59,156)	(40,081)
Income tax provision (benefit)	(482)	4,938	1,398

Net loss	$(60,234)	$(64,094)	$(41,479)

Basic and diluted net loss per share	$(0.30)	$(0.33)	$(0.23)
Basic and diluted weighted-average common and common equivalent shares	202,432	192,236	184,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2008	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$93,643	$59,926
Marketable securities	—	35,000
Accounts receivable, net of allowance for doubtful accounts of $5,746 and $6,431, respectively	182,998	150,090
Inventories	75,995	91,153
Deferred income taxes	12,060	17,137
Other current assets	30,601	33,155

Total current assets	395,297	386,461
Long-term assets:
Property and equipment, less accumulated depreciation	39,271	50,241
Service parts for maintenance, less accumulated amortization	77,211	82,361
Purchased technology, less accumulated amortization	74,667	106,524
Other intangible assets, less accumulated amortization	75,223	92,077
Goodwill	390,776	390,032
Other long-term assets	13,280	18,133

Total long-term assets	670,428	739,368

	$1,065,725	$1,125,829

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$97,965	$92,292
Accrued warranty	19,862	30,669
Deferred revenue, current	73,525	57,617
Current portion of long-term debt	4,000	25,000
Accrued restructuring charges	3,834	13,289
Accrued compensation	32,397	32,814
Income taxes payable	3,515	15,490
Other accrued liabilities	47,085	62,279

Total current liabilities	282,183	329,450
Long-term liabilities:
Deferred revenue, long-term	31,152	27,634
Deferred income taxes	13,640	16,751
Long-term debt	336,000	337,500
Convertible subordinated debt	160,000	160,000
Other long-term liabilities	14,746	53

Total long-term liabilities	555,538	541,938
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2008 and March 31, 2007	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 206,927 and 197,817 shares issued and outstanding as of
March 31, 2008 and 2007, respectively	2,069	1,978
Capital in excess of par value	337,332	306,409
Accumulated deficit	(119,499)	(60,472)
Accumulated other comprehensive income	8,102	6,526

Stockholders’ equity	228,004	254,441

	$1,065,725	$1,125,829

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(60,234)	$(64,094)	$(41,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,184	29,416	20,759
Amortization	74,713	55,784	22,665
In-process research and development	—	14,700	—
Realized gain on sale of investment	(2,122)	—	—
Gain on Ireland facility closure	—	(476)	—
Deferred income taxes	(260)	1,006	(40)
Share-based compensation	13,998	8,972	901
Fixed assets written off in restructuring	568	1,229	—
Common stock received for license fee	—	(3,319)	—
Changes in assets and liabilities, net of effects of acquisition and sale of subsidiary:
Accounts receivable	(32,908)	47,620	13,999
Inventories	8,126	26,430	(21,872)
Service parts for maintenance	(10,957)	(19,767)	(2,100)
Accounts payable	13,978	(4,914)	(14,141)
Accrued warranty	(10,807)	(8,698)	(5,316)
Accrued compensation	432	(6,742)	(3,165)
Income taxes payable	(234)	1,305	(1,374)
Deferred revenue	19,426	8,425	1,618
Accrued restructuring charges	(8,953)	(13,515)	5,315
Other assets and liabilities	(4,209)	(9,600)	27,041

Net cash provided by operating activities	25,741	63,762	2,811
Cash flows from investing activities:
Purchases of marketable securities	(65,000)	(714,758)	(1,748,925)
Proceeds from sale of marketable securities	100,000	781,834	1,673,950
Purchases of property and equipment	(21,110)	(17,195)	(20,024)
Proceeds from sale of facility	—	6,000	—
Proceeds from sale of investment	5,441	—	—
Net proceeds from sale of subsidiary, net of cash sold	2,176	—	—
Payments made in connection with business acquisitions, net of cash acquired	—	(545,385)	(20,039)

Net cash provided by (used in) investing activities	21,507	(489,504)	(115,038)
Cash flows from financing activities:
Borrowings of long-term debt, net	441,953	486,683	—
Principal payments on debt	(472,500)	(134,000)	(1,488)
Proceeds from issuance of common stock, net	17,016	10,295	11,269

Net cash provided by (used in) financing activities	(13,531)	362,978	9,781

Net increase (decrease) in cash and cash equivalents	33,717	(62,764)	(102,446)
Cash and cash equivalents at beginning of period	59,926	122,690	225,136

Cash and cash equivalents at end of period	$93,643	$59,926	$122,690

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$46,323	$34,962	$10,732

Income taxes, net of refunds	$(4,273)	$2,515	$(1,663)

Deferred gain on sale-leaseback	$—	$—	$3,140

Fair value of stock and options issued in connection with business acquisitions	$—	$14,541	$—

Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee restricted stock	$1,343	$213	$351

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances as of March 31, 2005	183,875	$1,839	$260,570	$45,101	$3,173	$310,683
Comprehensive loss:
Net loss	—	—	—	(41,479)	—	(41,479)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(303)	(303)
Comprehensive loss						(41,782)
Shares issued under employee stock purchase plan	2,148	22	5,145	—	—	5,167
Shares issued under employee stock incentive plans, net	2,818	28	6,074	—	—	6,102
Share-based compensation expense	—	—	901	—	—	901

Balances as of March 31, 2006	188,841	1,889	272,690	3,622	2,870	281,071
Comprehensive loss:
Net loss	—	—	—	(64,094)	—	(64,094)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	3,656	3,656
Comprehensive loss						(60,438)
Shares issued under employee stock purchase plan	2,451	24	4,110	—	—	4,134
Shares issued under employee stock incentive plans, net	4,650	46	6,921	—	—	6,967
Shares issued in connection with business acquisitions	1,875	19	4,051	—	—	4,070
Stock options assumed in connection with business acquisition	—	—	10,471	—	—	10,471
Share registration costs	—	—	(806)	—	—	(806)
Share-based compensation expense	—	—	8,972	—	—	8,972

Balances as of March 31, 2007	197,817	1,978	306,409	(60,472)	6,526	254,441
Comprehensive loss:
Net loss	—	—	—	(60,234)	—	(60,234)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	1,576	1,576
Comprehensive loss						(58,658)
Impact of adoption of FIN No. 48	—	—	—	1,207	—	1,207
Shares issued under employee stock purchase plan	2,615	26	5,409	—	—	5,435
Shares issued under employee stock incentive plans, net	6,495	65	11,516	—	—	11,581
Share-based compensation expense	—	—	13,998	—	—	13,998

Balances as of March 31, 2008	206,927	$2,069	$337,332	$(119,499)	$8,102	$228,004

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

Prior to fiscal 2007, we reported two data storage business segments: Tape Drive and Storage Systems. As a result of organizational changes, we began reporting one business segment the first quarter of fiscal 2007. These organizational changes included the integration of marketing, sales and research and development functions to enhance the product positioning and to lower the cost platforms within our business. As a result of these integration efforts, discrete financial information for these former segments is no longer tracked below the gross margin level; management no longer measures operating performance nor makes resource allocation decisions on a segmented basis.

On August 22, 2006, we completed our acquisition of Advanced Digital Information Corporation (“ADIC”). ADIC’s results of operations and cash flows are included in our Consolidated Statements of Operations and Cash Flows from this date forward.

During the second quarter of fiscal 2007, we changed our accounting estimate related to the valuation of service parts for maintenance. Previously, we amortized the value of our finished goods service parts over a five year period and evaluated the difference between cost and market value for our component service parts on a quarterly basis, recording write-downs if the cost exceeded estimated market value. Beginning in the second quarter of fiscal 2007, we are amortizing all of our service parts for maintenance on a straight-line basis over a total life of eight years and will record additional write-downs when excess and obsolete parts not covered by the amortization are identified. This change in estimate reflects our usage of service parts, which are used to support our products during their life cycles as well as generally five years after a product reaches end of life. In addition to this change in estimate, we also reclassified service parts for maintenance from current assets to long-term assets to reflect the expected life of these assets. During the year ended March 31, 2007, we estimate both our cost of revenue and net loss were higher by $5.5 million compared to what would have been recorded using previous estimates. Our net loss increased $0.03 per share for the year ended March 31, 2007 using the changed estimate. See Note 3 below for a description of our accounting policy regarding amortization of service parts for maintenance.

Certain prior period balances have been reclassified to conform to current period presentation including the service parts for maintenance reclassification described above. In the Consolidated Statements of Operations we began presenting revenue and cost of revenue separately for products and services in the first quarter of fiscal 2008 because our service revenue exceeded 10% of our total revenue. We have made a corresponding reclassification adjustment to the Consolidated Statements of Operations for fiscal 2007 and 2006. Our accounting policy for service revenue and cost of revenue is described in Note 3 below. For fiscal 2007 and 2006, we reclassified $7.7 million and $7.2 million, respectively, from research and development expense and $3.7 million and $3.1 million, respectively, from sales and marketing expense to general and administrative expense to conform to the fiscal 2008 presentation of the allocation of information technology expenses within operating expenses in the Consolidated Statement of Operations. In the Consolidated Balance Sheet as of March 31, 2007, we reclassified $6.5 million from accounts payable to other accrued liabilities.

Note 3: Summary of Significant Accounting Policies

Use of Estimates

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. We base estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Revenue Recognition

Revenue from sales of hardware products to distributors, VARs, OEMs and end-users is recognized when the criteria of Staff Accounting Bulletin No. 104, Revenue Recognition, have been met: when passage of title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which typically occurs after delivery and installation are completed.

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

We license certain intellectual property to third party manufacturers under arrangements that are represented by master contracts, allowing these third party manufacturers to manufacture and sell certain of our products. As consideration for licensing the intellectual property, the licensees pay us a per-unit royalty for sales of their products that incorporate the licensed technology. On a periodic basis, the licensees provide us with unit reports that include the quantity of units sold to end-users subject to royalties. We recognize revenue based on the unit reports, which are provided to us in a timely fashion. The unit report substantiates that the delivery has occurred. Royalty revenue is measured by multiplying the units sold as reflected in the unit reports by the royalty per unit in accordance with the royalty agreements. Royalty payments are made to us on a per unit basis at a stipulated per unit amount.

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

Revenue from software sales is recognized when the criteria of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), have been met. These criteria are: when passage of title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; when collection is reasonably assured; and when vendor-specific objective evidence of fair value for undelivered elements exist. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately or, if an element is not sold separately, on the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. We recognize revenue from software sales upon delivery provided that there is no customer acceptance clause in the purchase order or contract, there are no significant post-delivery obligations remaining, the price is fixed and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which typically occurs after delivery and installation are completed. Revenue from postcontract customer support agreements, which entitle customers to both support and upgrades during the term of the agreement, when-and-if available, is recognized ratably over the life of the agreement. EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (“EITF 03-5”), affirms that the revenue recognition guidance in SOP 97-2 also applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We do not currently have any non-software deliverables for which software is essential to the functionality.

Service Revenue and Service Cost of Revenue

Service revenue is derived from contracts for field support provided to our branded customers, in addition to installation and integration services and repair services that are not otherwise included in the base price of the product. Service cost of revenue excludes costs associated with basic warranty support on new branded and OEM products.

We classify expenses as service cost of revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract, installation, integration and repair services. These estimates are based upon a variety of factors, including the nature of the support activity and the level of infrastructure required to support the activities from which we earn service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted.

Warranty Expense and Liability

We generally warrant our hardware and software products against defects for periods ranging from three to 36 months from the date of sale and provide warranty service on tape drives on a return-to-factory basis. Our tape automation systems and disk systems may carry service agreements available to customers to extend or upgrade the warranty service. We perform hardware systems warranty and service from our facility in Colorado Springs, Colorado. Jabil Global Service provides screen and repair services in Reynosa, Mexico and in Szombathely, Hungary for our products. Benchmark Electronics, Inc. (“BEI”) also provides repair and warranty service for our products in Penang, Malaysia, Angleton, Texas and Huntsville, Alabama. In addition, we utilize various other third party service providers throughout the world to perform repair and warranty services for us.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ. We use a model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our newer products mature we are able to improve our estimates with respect to these products. It is reasonably likely that assumptions will be updated for failure rates and, therefore, warranty expense liability estimate could change in the future.

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

Share-Based Compensation

Effective April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is equal to the market price of our common stock on the date of grant. In prior fiscal years, we accounted for awards granted under our equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. Prior to the adoption of SFAS No. 123R, only share-based compensation related to the issuance of restricted stock awards was recognized in the Consolidated Statements of Operations, since the restricted stock awards were issued at a discount.

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

Under the provisions of SFAS 123R, the fair value of share-based grants with a market vesting condition must be modeled and valued with a path-dependent valuation technique. We valued certain restricted stock with both market and service vesting conditions that was granted in fiscal 2007 utilizing a Monte Carlo simulation model, and the stock price was simulated using Geometric Brownian Motion, a widely accepted model of stock price behavior used in option pricing models. The primary assumptions used in the valuation models to value our restricted stock with market and service vesting conditions included the time frame of the simulation, the volatility rate, the risk-free interest rate and dividend yield. The time frame assumption is based on the grant specifications. We estimated the volatility of our common stock based on the historical volatility over the most recent period corresponding with the time frame assumption. We estimated the risk-free interest rate based on the zero coupon treasury constant maturity rate corresponding with the time frame assumption. Dividend rates were based on our historical experience. The fair value of this restricted stock with market and service vesting conditions is recognized ratably over the three and four years corresponding with the derived requisite service periods for these restricted shares.

In addition, SFAS No. 123R requires us to develop a forfeiture rate which is an estimate of the number of share-based awards that will be forfeited prior to vesting. Quarterly changes in the estimated forfeiture rate are recognized in the period the forfeiture estimate is changed. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $42.6 million, $34.8 million and $25.4 million in fiscal 2008, 2007 and 2006, respectively.

Advertising Expense

We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2008, 2007 and 2006 was $4.1 million, $9.3 million and $11.0 million, respectively.

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

Cash Equivalents, Marketable Securities and Other Investments

We consider all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates their cost.

Investments in marketable debt securities with maturities of greater than three months at the time of purchase are classified as marketable securities. These investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Historically, all of our investments have been classified as available-for-sale and are carried at fair market value. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in interest income and other, net. The cost of securities sold is based on the specific identification method.

We also hold investments in private technology venture limited partnerships. These investments individually represent voting ownership interests of less than 20%. Ownership interests in these limited partnerships are accounted for under the equity method unless our interest is so minor (typically less than 5%) that we have virtually no influence over the partnership operating and financial policies, in which case the cost method is used. Currently, our investments in these limited partnerships are accounted for using the equity method.

Investments we hold in privately held companies are accounted for under the cost method unless we hold a significant stake. We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization, computed on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25 years
Machinery and equipment	3 to 5 years
Computer equipment	3 to 5 years
ERP software	10 years
Other software	3 years
Furniture and fixtures	5 years
Other office equipment	5 years
Leasehold improvements	Life of lease

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

Goodwill and Intangible Assets

In applying SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill annually for impairment in the fiscal fourth quarter, or more frequently when indicators of impairment are present. Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. Intangible assets are amortized over their estimated useful lives, which range from one to seven years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Restructuring Charges

In recent periods and over the past several years, we have recorded significant restructuring charges related to the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, separation benefits, facilities charges, asset write-offs and other costs of exiting activities or geographies.

The charges for severance and exit costs require the use of estimates, primarily related to the number of employees paid severance, the amount of severance and related benefits to be paid, primarily based on years of service or statutory requirements, and the cost of exiting facilities. Facilities exit costs typically require estimates and assumptions related to our ability to secure a sub-tenant, if applicable, and any sublease income to be received in the future.

We account for severance and other postemployment benefits resulting from involuntary terminations in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, (“SFAS No. 112”) because we maintain a benefit plan with specified termination benefits from which payment amounts are reasonably estimable. Under SFAS No. 112, we record a severance liability at the time management commits to a plan with sufficient detail to reasonably estimate benefits.

We account for facilities and all other restructuring charges not subject to SFAS No. 112 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 establishes fair value as the objective for initial measurement of the liability. Any employee benefit arrangements not subject to SFAS No. 112 that require future service beyond a minimum retention period are recognized over the future service period. Restructuring charges we have incurred under SFAS No. 146 in recent years include facilities charges, noncancellable purchase commitments and fixed asset write-offs. Only costs resulting from an exit plan that were not associated with, or that did not benefit, activities that would be continued, were eligible for recognition as liabilities at the commitment date.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN No. 48”). SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Following the guidance of FIN No. 48, we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The calculation of our tax liabilities requires judgment related to uncertainties in the application of complex tax regulations. As a result of the implementation of FIN No. 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

FIN No. 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. We had historically classified unrecognized tax benefits in current income taxes payable. As a result of adopting FIN No. 48, we reclassified unrecognized tax benefits to other long-term liabilities in the Consolidated Balance Sheets. We recognize interest and penalties related to uncertain tax positions in income tax provision (benefit) in the Consolidated Statements of Operations. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

Concentration of Credit Risk

We currently invest our excess cash in deposits with major banks and in money market funds. In the past, we have also held investments in short-term debt securities of companies with strong credit ratings from a variety of industries and we may make investments in these securities in the future. We have not experienced any material losses on these investments and limit the amount of credit exposure to any one issuer and to any one type of investment.

We sell products to customers in a wide variety of industries on a worldwide basis. In countries or industries where we are exposed to material credit risk, we require collateral, including cash deposits and letters of credit prior to the completion of a transaction. We do not believe we have significant credit risk beyond that provided for in the financial statements in the ordinary course of business.

Sales to our top five customers in fiscal 2008 and 2007 represented 42 % of revenue compared to 49% of revenue in fiscal 2006. Sales to Dell were 16% of revenue in fiscal 2008, compared to 20% of revenue in fiscal 2007 and 18% of revenue in fiscal 2006. Sales to Hewlett-Packard (“HP”) were 8% of revenue in fiscal 2008, compared to 9% of revenue in fiscal 2007 and 18% of revenue in fiscal 2006. These sales concentrations do not include revenues from sales of media that were sold directly to these customers by our licensees, for which we earn royalty revenue, or revenues from sales of tape libraries sold directly to these customers by our other OEM tape drive customers.

Foreign Currency Translation and Transactions

Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our material foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income within stockholders’ equity. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in interest income and other, net in the Consolidated Statements of Operations. Foreign currency gains and losses recorded in interest income and other, net were a $1.8 million gain in fiscal 2008, a $0.4 million loss in fiscal 2007, and a $0.8 million loss in fiscal 2006.

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

Fair Value of Financial Instruments

Following is a summary table of fair value and the related carrying amounts of financial instruments (in thousands):

	As of March 31, 2008		As of March 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$93,643	$93,643	$59,926	$59,926
Marketable securities	—	—	35,000	35,000
Liabilities
Convertible subordinated debt	160,000	136,386	160,000	148,800
Revolving credit facility	—	—	25,000	25,000
Term loans	340,000	340,000	337,500	337,500
Derivatives	2,188	2,188	94	94

The fair values for the marketable securities, convertible subordinated debt and the derivatives are based on the quoted market price at the balance sheet dates. The fair value of the revolving and term loans approximates the carrying value due to frequent interest rate resets on these instruments.

Risks and Uncertainties

As is typical in the information storage industry, a significant portion of our customer base is concentrated among a small number of OEMs and large VARs. The loss of any one of our more significant customers, or a significant decrease in the sales volume with one of these significant customers, could have a material adverse effect on our results of operations and financial condition. Furthermore, if general economic conditions were to worsen, the resulting effect on IT spending could also have a material adverse effect on our results of operations and financial condition. We also face additional competitive pressure since our competitors in one area may be customers or suppliers in another.

A limited number of tape drive storage products make up a significant majority of our sales, and due to increasingly rapid technological change in the industry, our future operating results depend on our ability to develop and successfully introduce new products.

We utilize contract manufacturers to produce certain of our products and have suppliers for various components, several of which have operations located in foreign counties including China, Indonesia, Japan, Malaysia and Singapore. Political instability, trade restrictions, changes in tariff or freight rates or currency fluctuations in any of these countries could result in increased costs and delays in shipment of our products and could materially and adversely impact our operating results.

We have outsourced a significant portion of our manufacturing to a small number of contract manufacturers. This concentration presents risks of component shortages or other delays in customer deliveries, increased costs for products manufactured for us and risks associated with unacceptable quality of the products.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisting of foreign currency translation adjustments was $8.1 million and $6.5 million as of March 31, 2008 and March 31, 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is effective for us beginning in fiscal 2009. Adoption of this standard for financial assets and liabilities is not expected to have a significant impact on our financial position or results of operations. FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification of Measurement Under Statement 13, excludes leases from the scope of SFAS No. 157. FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), defers for one year the effects of SFAS No. 157 on nonrecurring transactions on nonfinancial assets and liabilities. When we adopt SFAS No. 157 we intend to use the deferral provision from FSP No. 157-2 related to nonfinancial assets and liabilities. We are evaluating the impact of implementing the nonfinancial assets and liabilities portion of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses for which the fair value option has been elected will be reported in earnings. This statement is effective for us beginning in fiscal 2009 and is not expected to have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations — a Replacement of FASB Statement No. 141 (“SFAS No. 141R”). The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008; therefore it applies to future business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be remeasured to fair value each subsequent reporting period. We will adopt SFAS No. 141R at the beginning of our 2010 fiscal year, or April 1, 2009. We are currently evaluating the impact this statement may have on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). The statement changes how noncontrolling interests in subsidiaries are measured and classified; noncontrolling interests are initially measured at fair value and presented as a separate component of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt the statement on April 1, 2009, which is the beginning of our 2010 fiscal year. Adoption of this standard is not expected to have a significant impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of this standard is required in our fourth quarter of fiscal 2009 and is not expected to have a significant impact on our financial position or results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. We will adopt the statement on April 1, 2009 which is the beginning of our 2010 fiscal year. We are currently evaluating the impact this position will have, if any, on our consolidated financial position and results of operations.

Note 4: Stock Incentive Plans and Share-Based Compensation

Description of Stock Incentive Plans

Long-Term Incentive Plan

We have a Long-Term Incentive Plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, consultants, officers and affiliates. The Plan has authorized 76.5 million shares of stock of which 21.8 million shares of stock were available for grant as of March 31, 2008. There are 23.9 million options and restricted shares outstanding under the Long-Term Incentive Plan.

Beginning in the first quarter of fiscal 2007, under the Plan we began granting restricted stock units with a zero purchase price rather than stock options in most cases to our existing employees. We continue to grant stock options to our existing employees in certain circumstances. Newly hired employees are typically granted stock options under the Plan. Stock options granted to newly hired employees in fiscal 2007 and fiscal 2008 generally vest 25% on the first anniversary of the grant date with the remainder vesting monthly at the rate of 1/48th over the following three years and have contractual terms of seven years. Stock options granted to existing employees in fiscal 2007 and fiscal 2008 generally vest monthly over four years and have contractual terms of seven years. Grants in prior fiscal years typically had similar vesting terms and contractual terms of seven to ten years. Options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value. Restricted stock awards and units (“restricted stock”) generally vest over two to four years. Both options and restricted stock granted under the Plan are generally subject to forfeiture if employment terminates. We do not have any performance-based awards outstanding as of March 31, 2008. In fiscal 2007, we granted restricted stock with both market and service vesting conditions that, upon meeting certain market conditions over one and two year periods from initial grant, begin to vest over the two years following the grant date.

Supplemental Stock Plan

We have a Supplemental Stock Plan (the “SSOP”), which is not approved by our stockholders, that provided for the issuance of stock options and stock purchase rights to our employees and consultants. The SSOP was terminated effective April 1, 2003, from which time no new stock options or stock purchase rights have been or will be granted under the SSOP. Outstanding stock options and stock purchase rights granted under the SSOP prior to April 1, 2003 remain outstanding and continue to be governed by the terms and conditions of the SSOP. Options under the SSOP generally vested over two to four years and expire ten years after the grant date. Restricted stock granted under the SSOP generally vested over two to three years. Options and restricted stock granted under the SSOP are generally subject to forfeiture if employment terminates. There are 1.5 million options outstanding under the SSOP as of March 31, 2008, which expire at various times through January 2013.

Assumed Stock Option Plans

During the second quarter of fiscal 2007, in connection with our acquisition of ADIC, we assumed 14.7 million outstanding stock options granted under the four stock option plans of ADIC (“assumed option plans”). Outstanding options are governed by the Agreement and Plan of Merger (“Merger Agreement”) and generally vest over four years from initial ADIC grant. No additional options will be granted under these assumed option plans. There are 6.5 million options outstanding under the assumed stock option plans as of March 31, 2008 which expire at various times through May 2015.

Other Stock Option Plans

We have other stock option plans (the “Other Plans”) under which stock options, stock appreciation rights, stock purchase rights, restricted stock awards and long-term performance awards to our employees, consultants, officers and affiliates have been authorized. Restricted stock granted under the Other Plans generally vests over two to three years. Options granted under the Other Plans generally vest over two to four years and expire seven years after the grant date. Many of the Other Plans have been terminated. Outstanding stock options and stock purchase rights granted under those certain Other Plans that have been terminated remain outstanding and continue to be governed by the terms and conditions of the respective other stock option plans. Terminated plans included in Other Plans typically granted options which generally expire ten years from grant date. Options and restricted stock granted under all of the Other Plans are generally subject to forfeiture if employment terminates. Options under the Other Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. We have 6.1 million shares authorized under the Other Plans, of which 1.1 million options and restricted shares are outstanding, and 1.9 million shares were available for grant.

Stock Purchase Plan

We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Under the Stock Purchase Plan, rights to purchase shares are only granted during the second and fourth quarter of each fiscal year. There were 11.1 million shares available for issuance as of March 31, 2008.

Employees purchased 2.6 million shares, 2.5 million shares and 2.1 million shares of common stock under the Purchase Plan in fiscal 2008, 2007 and 2006, respectively. The weighted-average price of stock purchased under the Purchase Plan was $2.08, $1.69 and $2.40, in fiscal 2008, 2007 and 2006, respectively.

Determining Fair Value Under SFAS No. 123R

Stock Options

We use the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under our plans and rights to acquire stock granted under our Purchase Plan. We amortize the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise patterns and post-vesting forfeitures. We estimate volatility based on the historical volatility of our common stock over the most recent period corresponding with the estimated expected life of the award. We base the risk-free interest rate used in the Black-Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with SFAS No. 123R, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

The weighted-average estimated fair values and the assumptions used in calculating such values for stock options during each fiscal period are as follows:

	For the year ended March 31,
	2008	2007	2006
Option life (in years)	3.8	4.2	3.2
Risk-free interest rate	4.51%	4.94%	3.88%
Stock price volatility	0.45	0.60	0.67
Dividend yield	—	—	—
Weighted-average grant date fair value	$1.24	$1.13	$1.32

The above assumptions were used to calculate the fair value of options granted under the Long-Term Incentive Plan and Other Plans. In fiscal 2007 we also assumed options in connection with our acquisition of ADIC. The fair value of the assumed options was calculated using a Black-Scholes-Merton option valuation model with the following assumptions for vested and unvested options assumed, respectively: expected life of 1.4 and 2.7 years, risk-free interest rate of 5.22% and 5.07%, expected volatility of 36.8% and 45.8% and no dividend yield. The portion of the estimated fair value of unvested options related to future service was allocated to future share-based compensation and is being recognized over the remaining vesting period.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2008	2007	2006
Option life (in years)	0.50	0.50	0.50
Risk-free interest rate	3.93%	5.17%	3.99%
Stock price volatility	0.48	0.41	0.41
Dividend yield	—	—	—
Weighted-average grant date fair value	$0.79	$0.60	$0.84

Restricted Stock

Following the provisions of SFAS No. 123R, the fair value of the majority of our restricted stock is the intrinsic value as of the grant date. During fiscal 2007, certain restricted stock was granted with both market and service vesting conditions that, under SFAS No. 123R must be modeled and valued using a path-dependent valuation technique. The restricted stock with a market and service vesting condition was valued utilizing a Monte Carlo simulation model, and the stock price was simulated using Geometric Brownian Motion, a widely accepted model of stock price behavior used in option pricing models. The fair value of this restricted stock with a market and service vesting condition is recognized ratably over the three and four years corresponding with the requisite service periods for these restricted shares. The primary assumptions used in the valuation models to value the restricted stock with a market condition were as follows:

Time frame of simulation	2 years
Risk-free interest rate	4.77%
2-year historical volatility	0.43
Dividend yield	—
Weighted-average grant date fair value	$0.25

Share-Based Compensation Under SFAS No. 123R

The following tables summarize share-based compensation recorded following SFAS No. 123R (in thousands):

	For the year ended March 31, 2008	For the year ended March 31, 2007
Share-based compensation expense included in operations:
Cost of revenue	$1,929	$1,191
Research and development	3,778	2,544
Sales and marketing	3,269	1,965
General and administrative	5,022	3,272

Total share-based compensation expense	$13,998	$8,972

	For the year ended March 31, 2008	For the year ended March 31, 2007
Share-based compensation (by type of award):
Stock options	$5,911	$5,330
Stock purchase plan	1,769	1,340
Restricted stock	6,318	2,302

Total share-based compensation expense	$13,998	$8,972

The total share-based compensation cost capitalized as part of inventory as of March 31, 2008 and 2007 was not material. The total share-based compensation cost that would have been capitalized as part of inventory as of March 31, 2006 would also not have been material, if we had applied the provisions of SFAS No. 123R. During fiscal 2008 and 2007, no tax benefit was realized for the tax deduction from option exercises and other awards due to our net operating losses and tax benefit carryforwards.

As of March 31, 2008, there was $9.5 million of total unrecognized compensation cost related to stock options granted under our plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years. Total intrinsic value of options exercised for the year ended March 31, 2008, 2007 and 2006 was $5.4 million, $4.1 million and $1.7 million, respectively. We settle stock option exercises by issuing additional common shares.

As of March 31, 2008, there was $10.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under our plans. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted- average period of 2.0 years. Total fair value of awards released during the year ended March 31, 2008, 2007 and 2006 was $4.3 million, $0.9 million and $1.3 million, respectively, based on the fair value of our common stock on the date of award release. We issue additional common shares upon vesting of restricted stock units.

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

2006
Reported net loss	$(41,479)
Add back employee stock option expense	—
Share-based employee compensation determined under the fair value method for all awards, net of tax effects	(8,717)

Pro forma net loss	$(50,196)

Pro forma basic and diluted net loss per share	$(0.27)

As reported basic and diluted net loss per share	$(0.23)

Stock Activity

Stock Options

A summary of activity relating to all of our stock option plans is as follows (options and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2005	31,432	$5.52
Granted	6,645	2.51
Exercised	(3,141)	2.10
Expired	(5,619)	7.60
Forfeited	(1,549)	3.29

Outstanding as of March 31, 2006	27,768	4.90
Granted and assumed	20,269	1.73
Exercised	(4,854)	1.48
Expired	(1,096)	2.96
Forfeited	(5,828)	5.14

Outstanding as of March 31, 2007	36,259	3.62
Granted	4,985	3.15
Exercised	(5,847)	2.21
Expired	(283)	11.42
Forfeited	(6,947)	5.54

Outstanding as of March 31, 2008	28,167	$3.27	4.26	$4,097

Vested and expected to vest at March 31, 2008	26,751	$3.31	4.23	$3,952

Exercisable as of March 31, 2008	17,956	$3.70	3.96	$2,640

Included in stock options granted and assumed in fiscal 2007 were 14.7 million stock options assumed in connection with our acquisition of ADIC during the second quarter of fiscal 2007. The following table summarizes information about options outstanding and exercisable as of March 31, 2008 (options in thousands):

Range of Exercise Prices			Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Options Exercisable	Weighted- Average Exercise Price
$0.88	-	$1.33	426	$0.97	4.80	371	$0.94
$1.39	-	$2.01	5,861	1.53	4.04	3,762	1.57
$2.05	-	$3.01	12,453	2.56	3.93	8,152	2.63
$3.02	-	$4.54	6,574	3.44	5.67	2,818	3.71
$4.55	-	$6.82	804	6.65	3.73	804	6.65
$6.85	-	$10.24	1,204	9.26	2.65	1,204	9.26
$10.37	-	$15.37	584	12.18	2.62	584	12.18
$15.75	-	$20.30	261	17.81	0.67	261	17.81

			28,167	$3.27	4.26	17,956	$3.70

Expiration dates ranged from April 2008 to August 2015 for options outstanding at March 31, 2008. Prices for options exercised during the three-year period ended March 31, 2008, ranged from $0.03 to $3.44.

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2005	4,859	$2.78
Granted	563	2.83
Vested	(447)	2.74
Forfeited	(4,186)	2.78

Nonvested as of March 31, 2006	789	2.82
Granted	3,811	1.59
Vested	(373)	2.81
Forfeited	(513)	1.83

Nonvested at March 31, 2007	3,714	1.69
Granted	3,471	3.01
Vested	(1,355)	2.28
Forfeited	(922)	1.61

Nonvested at March 31, 2008	4,908	$2.48

Note 5: Acquisitions

Acquisitions are recorded using the purchase method of accounting and the results of operations are included in our consolidated results as of the date of each acquisition. We allocate the purchase price of our acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The excess fair values over the purchase price is allocated as a pro-rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except (a) financial assets other than investments accounted for by the equity method, (b) assets to be disposed of by sale, (c) deferred tax assets, (d) prepaid assets relating to pension or other postretirement benefit plans and (e) any other current assets.

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

Current assets	$390,262
Property and equipment	29,758
Service parts for maintenance	16,067
Long-term assets	2,349
Intangible assets	190,278
Goodwill	343,598
Current liabilities *	(156,183)
Long-term liabilities	(37,885)
In-process research and development	14,700

Total purchase price	$792,944

*	Current liabilities include approximately $13.6 million of a restructuring liability related to the acquisition. The restructuring liability is primarily related to the severance benefits for pre-merger ADIC employees at the time of the acquisition.

Goodwill related to the ADIC acquisition has increased a net $5.4 million from our original preliminary purchase price allocation. Goodwill increased due to a decrease of $6.7 million in the estimated fair value of certain IT assets, $2.1 million due to a changed estimate of deferred tax liabilities associated with Australian taxes and $0.6 million related to a net change in the estimate of amounts to be paid to certain vendors and service providers. This was partially offset by a $2.2 million net decrease in the estimate of severance benefits paid to certain pre-merger ADIC employees, $1.0 million due to settlement of a German tax contingency and $0.8 million of other items.

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

The purchase price at the time of the acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed, to the following assets and liabilities (in thousands):

Current assets	$69,311
Property and equipment	4,248
Long-term assets	2,261
Intangibles	25,070
Current liabilities *	(36,605)
Long-term liabilities	(1,980)

Total purchase price	$62,305

*	Current liabilities included approximately $3.7 million of a restructuring liability related to the acquisition as of March 31, 2005. The restructuring liability related to the severance benefits for pre-merger Certance employees at the time of the acquisition and the facility charges for certain vacant facilities in the United Kingdom. There was no remaining restructuring liability related to Certance as of March 31, 2007 or 2008.

Note 6: Sale of Malaysia Subsidiary

On July 1, 2007 we sold a Malaysia subsidiary to a third party contract manufacturer (“the Purchaser”) for approximately $8.3 million in cash. We effectively sold the assets of our Malaysian manufacturing operation, including the facility, inventory and other assets, and the Purchaser assumed certain liabilities in the sale. There was no gain or loss from this sale. We received net proceeds of $2.2 million, net of cash sold. In connection with the sale agreement, a workforce of approximately 600 employees employed by us at June 30, 2007 transferred their employment to the Purchaser on July 1, 2007. The value of assets sold to and liabilities assumed by the Purchaser on July 1, 2007 was as follows (in thousands):

Amount
Cash and cash equivalents	$6,140
Inventories	7,031
Property and equipment, net	5,111
Other assets	422
Accounts payable	(8,305)
Other accrued liabilities	(2,083)

$8,316

Note 7: Cash, Marketable Securities and Other Investments

Cash, Cash Equivalents and Marketable Securities

The following is a summary of our cash, cash equivalents and marketable securities (in thousands):

	As of March 31,
	2008	2007
Cash	$24,428	$39,467
Certificates of deposit	9,230	—
Money market funds	59,985	20,459
Auction rate securities	—	35,000

	$93,643	$94,926

Included in cash and cash equivalents	$93,643	$59,926
Included in marketable securities	—	35,000

	$93,643	$94,926

A substantial portion of cash was invested in overnight interest-bearing accounts as of March 31, 2008. There were no marketable securities as of March 31, 2008. As of March 31, 2007, all auction rate securities were classified as available for sale. During fiscal 2008 and 2007, sales of marketable securities resulted in no realized gains or losses.

Other Investments

Other investments consist of private technology venture limited partnerships and privately held technology companies that are recorded in other long-term assets on the Consolidated Balance Sheets. At March 31, 2008 and March 31, 2007, we held $2.1 million and $1.5 million, respectively, of investments in private technology venture limited partnerships that are accounted for under the equity method. We recorded a $0.4 million and a $0.2 million net gain for the twelve months ended March 31, 2008 and 2007, respectively, related to our investments in private technology venture limited partnerships. These gains were primarily based on the general partners’ estimates of the fair value of non-marketable securities held by the partnerships and, to a lesser extent, realized gains and losses from the partnerships’ disposal of securities. We did not have investments in private technology venture limited partnerships in fiscal 2006.

At March 31, 2008, we did not hold any investments in privately held technology companies compared to $3.5 million as of March 31, 2007. During fiscal 2008, we recognized a net gain of $2.1 million from the sale of shares in a privately held technology company that completed an initial public offering during June 2007. Additionally, during fiscal 2008, we recognized a net $0.3 million loss due to an other-than-temporary impairment of an investment in a privately held technology company that had been accounted for under the cost method. In fiscal 2007, we realized $0.4 million in net gains related to other investments.

Gains and losses realized from these investments are included in interest and other income, net on the Consolidated Statements of Operations. During fiscal 2008, 2007 and 2006, gross realized gains and losses from other investments were as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Gains
2008	$2,990	$(706)	$2,284
2007	617	—	617
2006	—	—	—

Note 8: Inventories, Property and Equipment and Service Parts for Maintenance

Inventories consisted of (in thousands):

	As of March 31,
	2008	2007
Materials and purchased parts	$28,499	$45,011
Work in process	3,256	7,234
Finished goods	44,240	38,908

	$75,995	$91,153

Property and equipment consisted of (in thousands):

	As of March 31,
	2008	2007
Machinery and equipment	$170,071	$167,564
Furniture and fixtures	8,687	9,208
Buildings and leasehold improvements	23,103	24,276

	$201,861	$201,048
Less: accumulated depreciation	(162,590)	(150,807)

	$39,271	$50,241

Service parts for maintenance consisted of (in thousands):

	As of March 31,
	2008	2007
Service parts for maintenance	$123,492	$114,016
Less: accumulated amortization	(46,281)	(31,655)

	$77,211	$82,361

Sale of Ireland Facility

In May 2006, we completed the sale of our facility in Dundalk, Ireland, where we performed service operations for several products. We sold the facility for $6.0 million, and the total gain on this asset held for sale was approximately $3.2 million which was recorded during fiscal 2007 in interest income and other, net in the Consolidated Statements of Operations.

Asset Retirement Obligations

We have asset retirement obligations related to certain leased facilities where we have contractual commitments to remove leasehold improvements in certain cases and return the property to a specified condition when the lease terminates. At March 31, 2008 and 2007, the estimated value of these obligations was $2.5 million and $2.1 million, respectively, and is classified in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. At March 31, 2008, the net book value of the asset related to our asset retirement obligations approximated $0.8 million. The accretion associated with our asset retirement obligations for the years ended March 31, 2008, 2007 and 2006 was $1.1 million, $0.3 million, and $0.5 million respectively.

Note 9: Goodwill and Intangible Assets

Net goodwill and intangible assets as of March 31, 2008 and 2007 represented approximately 51% and 52% of total assets, respectively. The goodwill and intangible asset balances, net of amortization, as of March 31, 2008 and 2007 were $540.7 million and $588.6 million, respectively.

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to eight years. In estimating the useful lives of intangible assets, we considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	Our tape automation products and our disk-based backup products, in particular, have long development cycles; these products and our software products have experienced long product life cycles; and

•	Our ability to leverage core technology into backup, recovery and archive solutions and, therefore, to extend the lives of these technologies.

Following is the weighted average amortization period for our intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	7.5
Non-compete agreements	5.0
Customer lists	7.0
All intangible assets	6.6

Intangible amortization within our Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006 follows (in thousands):

	For the year ended March 31,
	2008	2007	2006
Purchased technology	$31,857	$27,712	$17,388
Trademarks	3,457	3,347	3,007
Non-compete agreements	100	63	—
Customer lists	13,297	10,870	1,283

	$48,711	$41,992	$21,678

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized (in thousands):

	As of March 31, 2008			As of March 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,619	$(113,952)	$74,667	$189,119	$(82,595)	$106,524
Trademarks	27,260	(22,678)	4,582	27,260	(19,221)	8,039
Non-compete agreements	500	(168)	332	2,000	(1,568)	432
Customer lists	108,218	(37,909)	70,309	108,272	(24,666)	83,606

	$324,597	$(174,707)	$149,890	$326,651	$(128,050)	$198,601

In fiscal 2008 we wrote off $1.5 million of non-compete agreements and $0.1 million of customer lists intangibles and their associated accumulated amortization because these intangibles had no future value. These intangibles were related to business acquisitions completed several years ago. These intangibles were fully amortized and their write off did not impact our results of operations. Also during fiscal 2008, the purchased technology intangibles related to a software intangible purchased in fiscal 2007 intended to be used in future product development was determined to have no future value to our planned future operations. We accelerated $0.3 million of amortization to bring the net book value to zero and subsequently wrote off $0.5 million of purchased technology intangible and accumulated amortization in fiscal 2008.

The total expected future amortization related to intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2009	$40,203
Fiscal 2010	36,113
Fiscal 2011	28,679
Fiscal 2012	20,498
Fiscal 2013	12,904
Fiscal 2014 and thereafter	11,493

Total as of March 31, 2008	$149,890

Note 10: Accrued Warranty and Indemnifications

Accrued Warranty

The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2008	2007
Balance as of April 1	$30,669	$32,422
Warranties assumed from ADIC	—	6,945
Additional warranties issued	27,307	21,937
Adjustments for warranties issued in prior fiscal years	(1,441)	1,271
Settlements	(36,673)	(31,906)

Balance as of March 31	$19,862	$30,669

We generally warrant our products against defects from three to 36 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair including materials consumed in the repair, labor and overhead amounts necessary to perform the repair.

If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2008 and 2007, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Note 11: Convertible Subordinated Debt and Long-Term Debt

Our debt includes the following (in thousands):

	As of March 31,
	2008	2007
Convertible subordinated debt	$160,000	$160,000
Revolving credit facility	—	25,000
Term loans	340,000	337,500

	$500,000	$522,500

Weighted-average interest rate for the year ended March 31	7.77%	8.11%

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

Long-Term Debt

To fund the acquisition of ADIC in August 2006, we entered into a secured senior credit facility (“August 2006 credit facility”) with a group of lenders that provided a $150 million revolving credit line, a $225 million term loan and a $125 million second lien term loan with maturity dates of August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

On July 12, 2007, we refinanced our August 2006 credit facility by entering into another senior secured credit agreement (“current credit agreement”) with a different group of lenders, providing a $50 million revolving credit facility and a $400 million term loan. We borrowed $400 million on the term loan to repay all borrowings under our August 2006 credit facility. We incurred and capitalized $8.1 million of loan fees related to this current credit agreement which are included in other long-term assets in our Consolidated Balance Sheet. These fees are being amortized to interest expense over the respective loan terms. In conjunction with the repayment of our August 2006 credit facility, the unamortized debt costs of $8.1 million related to that borrowing were written off to interest expense in the second quarter of fiscal 2008 and are included as a component of amortization in the Consolidated Statement of Cash Flows. Additionally, we incurred $4.5 million in prepayment fees when we repaid our August 2006 credit facility.

Under the current credit agreement, the $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date, or convert into equity the existing $160 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 6.2% at March 31, 2008. Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with our fiscal year ended March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount. The fiscal 2008 calculation of excess cash flow did not require additional principal payments. During fiscal 2008, we made principal payments of $60 million on the term loan and incurred $0.6 million in prepayment fees.

Under the current credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. We currently have letters of credit totaling $2.3 million, reducing the available borrowings on the revolver to $47.7 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loan including a limitation on issuing dividends. As of March 31, 2008, we were in compliance with the debt covenants. We did not borrow on the revolving credit facility in fiscal 2008. Our outstanding term debt was $340 million at March 31, 2008.

Debt Maturities

A summary of the maturities for our convertible subordinated debt and outstanding term loan follows (in thousands):

Fiscal 2009	$4,000
Fiscal 2010	4,000
Fiscal 2011	164,000
Fiscal 2012	4,000
Fiscal 2013	4,000
Fiscal 2014 and thereafter	320,000

Total as of March 31, 2008	$500,000

Note 12: Derivatives

Since the third quarter of fiscal 2007, we have had an interest rate collar instrument with a financial institution that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. During the fiscal 2008, the three month LIBOR rate was within the floor and cap.

Under the terms of the current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. During the third quarter of fiscal 2008, we entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 2009. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.25% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 2.68% and the current three month LIBOR rate on the notional amount. The three month LIBOR was within the floor and cap from inception through March 31, 2008.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133. We record the change in fair market value in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets and in interest income and other, net in the Consolidated Statements of Operations. As of March 31, 2008 and 2007, the cumulative loss on the interest rate collars was $2.2 million and $0.1 million, respectively.

We do not engage in hedging activity for speculative or trading purposes. We did not utilize foreign currency forward exchange contracts in fiscal 2008, 2007 or 2006 and there were no foreign currency forward contracts outstanding as of March 31, 2008, 2007 or 2006.

Note 13: Restructuring Charges

In fiscal 2008, 2007 and 2006, we took steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. During fiscal 2007, management approved and began executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. The restructuring charges that resulted from these cost reduction efforts relate to the outsourcing of certain manufacturing, repair and service operations, consolidation of our operations and partnering with a third party on certain research and development efforts. Substantially all restructuring efforts related to the ADIC and Certance acquisitions have been completed as of March 31, 2008.

The following tables show the type of restructuring expense (reversal) for fiscal 2008, 2007 and 2006 (in thousands):

	For the year ended March 31,
	2008	2007	2006
By expense type
Severance and benefits	$5,778	$11,150	$15,259
Facilities	2,957	(1,701)	2,859
Fixed assets	568	1,229	—
Other	416	2,130	512

Total	$9,719	$12,808	$18,630

By cost reduction actions
Outsource certain manufacturing, repair and service functions	$—	$2,561	$9,027
Consolidate operations supporting our business	4,155	10,247	9,603
Partner with third party on certain research and development efforts	5,564	—	—

Total	$9,719	$12,808	$18,630

Fiscal 2008

During fiscal 2008, our restructuring severance and benefits resulted in a net expense of $5.8 million primarily due to our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations. The net restructuring expense was offset in part by reversals, primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions throughout the world. We expect the remaining accrued severance and benefit restructuring charges to be paid to the impacted employees during fiscal 2009.

We continued activities to consolidate our operations into fewer locations during fiscal 2008. Our facility restructuring charges were the result of consolidation actions in Boulder, Colorado and consolidating our European locations and service operations as well as early termination fees on telephone and data services. We also recorded $0.6 million in fixed asset write-offs in fiscal 2008 related to disposal of fixed assets due to consolidating operations within our European locations. Other restructuring charges were generally moving costs to consolidate inventory into fewer locations.

In addition to the restructuring charges incurred in fiscal 2008, we had $0.5 million in net reversals related to restructuring costs associated with exiting activities of pre-merger ADIC in the first quarter of fiscal 2008. These reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions throughout the world. These reversals were recognized in the first quarter of fiscal 2008 as a reduction of the liability assumed in the purchase business combination that had been included in the allocation of the cost to acquire ADIC and, accordingly, resulted in a decrease to goodwill rather than an expense reduction.

Fiscal 2007

We recorded expenses of $11.2 million for severance and benefits associated with eliminating redundancies and streamlining operations identified in all areas of our business during the year ended March 31, 2007 resulting from our evaluation and integration of ADIC and the strategic direction of our business. Approximately 23% of our severance and benefits restructuring charges were related to outsourcing certain manufacturing, repair and service functions, the largest of which was due to closing our Scotland operation. Substantially all severance and benefits restructuring charges were paid to the impacted employees during fiscal 2007 and 2008.

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

Fiscal 2006

In fiscal 2006, a total of $9.0 million in charges were recorded as severance as a result of the closing of the site in Dundalk, Ireland, and the outsourcing of repair operations in the European region. We classified $0.5 million of the charges associated with this closure as a component of cost of revenue during fiscal 2006. This closure was completed during fiscal 2007.

A charge of $6.7 million was recorded as severance as part of the continuing effort to streamline our IT, product development and marketing processes following product platform transitions and consolidation of the marketing function. In addition, a charge of $2.9 million was also recorded for our facility in Colorado Springs, Colorado to reflect changes in lease assumptions as a result of the completion of the sale-leaseback transaction. This facility was subsequently used for operations and some of these charges were reversed in fiscal 2007.

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Fixed Assets	Other	Total
Balance as of March 31, 2005	$3,656	$4,048	$—	$—	$7,704
Restructuring costs	15,704	3,013	—	512	19,229
Cash payments	(8,736)	(3,895)	—	—	(12,631)
Non-cash charges and other	(151)	(21)	—	(512)	(684)
Restructuring charge reversal	(427)	(172)	—	—	(599)

Balance as of March 31, 2006	10,046	2,973	—	—	13,019
Restructuring costs	29,243	898	1,232	2,130	33,503
Cash payments	(23,759)	(1,378)	—	(292)	(25,429)
Non-cash charges and other	150	—	(1,232)	(88)	(1,170)
Restructuring charge reversal	(4,933)	(1,701)	—	—	(6,634)

Balance as of March 31, 2007	10,747	792	—	1,750	13,289
Restructuring costs	9,110	3,368	568	562	13,608
Cash payments	(15,619)	(1,023)	—	(755)	(17,397)
Non-cash charges and other	99	6	(568)	(812)	(1,275)
Restructuring charge reversal	(3,834)	(411)	—	(146)	(4,391)

Balance as of March 31, 2008	$503	$2,732	$—	$599	$3,834

Estimated timing of future payouts:
Fiscal 2009	$503	$1,684	$—	$599	$2,786
Fiscal 2010 to 2013	—	1,048	—	—	1,048

	$503	$2,732	$—	$599	$3,834

The $3.8 million restructuring accrual as of March 31, 2008 is comprised of obligations for severance and benefits and vacant facilities in addition to noncancellable purchase obligations. The severance and benefits charges will be paid during fiscal 2009. The facilities charges relating to vacant facilities in Europe and the U.S. will be paid over their respective lease terms, which continue through fiscal 2013. Other restructuring accruals relate to contractual termination fees and are expected to be paid in fiscal 2009.

Additional charges may be incurred in the future related to these restructurings, particularly if the actual costs associated with restructured activities are higher than estimated.

Note 14: Patent Cross-License Agreement

During fiscal 2007, we recorded a $3.3 million license fee as royalty revenue relating to a patent cross-license agreement with Data Domain, a privately held company at the time. The cross-license agreement provides each party a license to the other’s patents covering data de-duplication and certain other non-tape data storage technologies. Under the terms of our agreement, Data Domain paid the license fee with shares of its common stock. In fiscal 2008, we sold these shares of common stock in Data Domain’s initial public offering and recognized a gain of $2.1 million from the sale.

Note 15: Stockholder Rights Agreement, Common Stock and Common Stock Repurchases

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

Subject to certain exceptions, including the first amendment discussed above with respect to Private Capital Management, these rights may be exercised the tenth day after any person or group becomes the beneficial owner (or makes an offer that would result in such beneficial ownership) of 20% or more of the outstanding common stock. If such change in beneficial ownership is combined with a merger of Quantum or a sale of more than 50% of our assets, then the existing stockholders have the right to purchase, for the exercise price, a number of shares of common stock in the surviving entity having a market value of twice the exercise price of such right. The Rights Agreement may serve as a deterrent to takeover tactics that are not in the best interests of stockholders. There are 1,000,000 preferred shares reserved for issuance under the Rights Agreement.

During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2008 and 2007, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. Our ability to repurchase our common stock is restricted under our credit facility covenants.

Note 16: 401K Plan

Substantially all of the U.S. employees are eligible to make contributions to our 401(k) savings and investment plan. We match a percentage of our employees’ contributions and may also make additional discretionary contributions to the plan. Employer contributions were $3.3 million, $3.2 million and $2.1 million in fiscal 2008, 2007 and 2006, respectively.

Note 17: Income Taxes

Income tax provision (benefit) consists of the following (in thousands):

	As of March 31,
	2008	2007	2006
Federal:
Current	$150	$(765)	$—
Deferred	—	—	—

	150	(765)	—
State:
Current	699	626	464
Deferred	—	—	—

	699	626	464
Foreign:
Current	(1,191)	4,071	1,005
Deferred	(140)	1,006	(71)

	(1,331)	5,077	934

Income tax provision (benefit)	$(482)	$4,938	$1,398

The income tax provision (benefit) from continuing operations differs from the amount computed by applying the federal statutory rate of 35% to loss before income taxes as follows (in thousands):

	As of March 31,
	2008	2007	2006
Benefit at federal statutory rate	$(21,251)	$(20,704)	$(13,909)
State taxes	641	626	464
Unbenefited losses and credits	21,836	25,425	15,118
Net release of contingent tax reserves	(1,558)	—	—
Taxes on dividend repatriation	—	(765)	—
Other	(150)	356	(275)

	$(482)	$4,938	$1,398

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of March 31,
	2008	2007
Deferred tax assets:
Inventory valuation methods	$19,093	$18,989
Accrued warranty expense	8,044	12,322
Distribution reserves	5,442	5,743
Loss carryforwards	53,851	55,103
Foreign tax and research and development credit carryforwards	242,470	223,792
Restructuring charge accruals	1,416	4,271
Other accruals and reserves not currently deductible for tax purposes	30,735	25,782
Depreciation and amortization methods	29,486	34,128

	390,537	380,130
Less valuation allowance	(278,290)	(263,437)

Deferred tax asset	$112,247	$116,693

Deferred tax liabilities:
Acquired intangibles	$(59,006)	$(75,402)
Tax on unremitted foreign earnings	(19,673)	(25,492)
Other	(35,148)	(15,413)

Deferred tax liability	$(113,827)	$(116,307)

Net deferred tax asset(liability)	$(1,580)	$386

Pretax loss from foreign operations was $11.9 million for fiscal 2008 compared to pretax income of $17.1 million and $10.2 million in fiscal 2007 and 2006, respectively.

As a result of our implementation of FIN No. 48, we recognized a $1.2 million decrease to the April 1, 2007 accumulated deficit balance due to adjustments for certain unrecognized tax benefits. At April 1, 2007, we had approximately $26.0 million in total unrecognized tax benefits, $12.4 million of which was accounted for as a reduction to the April 1, 2007 net deferred tax asset and valuation allowance balances. We have historically classified unrecognized tax benefits in current income taxes payable. As a result of adoption of FIN No. 48, we reclassified unrecognized tax benefits to long-term deferred income taxes which is included in other long-term liabilities on the Consolidated Balance Sheet.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

Balance at April 1, 2007	$26,010
Settlement and effective settlements with tax authorities and related remeasurements	(2,926)
Lapse of statute of limitations	(631)
Increase in balances related to tax positions taken in prior period	631
Decreases for tax positions taken in prior year	(512)
Increases in balances related to tax positions taken during current period	—

Balance at March 31, 2008	$22,572

During fiscal 2008, we recorded a net decrease in our unrecognized tax benefits primarily due to closure of the examination of certain foreign subsidiaries. The total unrecognized tax benefit remaining at March 31, 2008 amounted to $24.7 million, including interest and penalties. Of this total, $18.3 million, if recognized, would favorably affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. At March 31, 2008 accrued interest and penalties totaled $2.2 million.

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

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor, we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8.8 million. As of March 31, 2008, $6.0 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

As of March 31, 2008, we had federal net operating loss and tax credit carryforwards of approximately $149.7 million and $185.2 million, respectively. Our federal net operating loss carryforwards include $30.2 million attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2009 if not previously utilized, the utilization of which is limited under the tax law ownership change provision. These carryforwards include $11.9 million of acquired net operating losses and $9.9 million of credits.

Our manufacturing operations in Malaysia operated under a tax holiday which expires in fiscal 2016. We sold this Malaysia subsidiary in fiscal 2008 and had no material tax holiday benefits in fiscal 2008. The net impact of the tax holiday in fiscal 2007 was to decrease our net loss by approximately $2.7 million, or $0.01 per share, diluted. We had no material tax holiday benefits during fiscal 2006.

Due to our history of net losses, and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize the deferred tax assets. Accordingly, we have established a full valuation allowance against our U.S. net deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal of, or decrease in, our valuation allowance. We also have deferred tax assets and liabilities due to prior business acquisitions with corresponding valuation allowances after assessing our ability to realize any future benefit from these acquired net deferred tax assets. If sufficient positive evidence becomes available to support a reversal or decrease in the allowance related to acquired net deferred tax assets, we will record the change in goodwill in the period such evidence becomes available.

Note 18: Net Loss Per Share

The following table set forth the computation of basic and diluted net loss per share (in thousands, except per-share data):

	For the year ended March 31,
	2008	2007	2006
Net loss	$(60,234)	$(64,094)	$(41,479)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	202,432	192,236	184,063

Basic and diluted net loss per share	$(0.30)	$(0.33)	$(0.23)

The computations of diluted net loss per share for the periods presented excluded the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•	Options to purchase 28.2 million shares, 36.3 million shares and 27.8 million shares of Quantum common stock, which were outstanding as of March 31, 2008, 2007 and 2006, respectively.

•	Unvested restricted stock of 4.9 million shares, 3.7 million shares and 0.8 million shares outstanding at March 31, 2008, 2007 and 2006, respectively.

Note 19: Litigation

On May 18, 2006, a lawsuit was filed in King County Superior Court, Seattle, Washington, naming ADIC and its directors as defendants. The lawsuit is a purported class action filed by Richard Carrigan on behalf of an alleged class of ADIC’s shareholders. Plaintiff alleged, among other things, that the director defendants breached their fiduciary duties in approving the proposed acquisition of ADIC by Quantum that was publicly announced on May 2, 2006. The suit sought to enjoin the defendants from consummating the proposed acquisition and other relief. Though the acquisition was consummated, the lawsuit remained pending after acquisition and we continued discussions with the plaintiff to reach a resolution. In January 2007 the parties entered into a memorandum of understanding to settle the litigation and submitted a settlement agreement to the Court for approval in May 2007, which was preliminarily approved. We received final approval of the terms of settlement during fiscal 2008.

On October 9, 2007, we filed a lawsuit against Riverbed Technology, Inc (“Riverbed”) in the U.S. District Court in the Northern District of California, alleging Riverbed’s prior and continuing infringement of a patent held by Quantum related to data de-duplication technology. On November 13, 2007, Riverbed filed a countersuit against Quantum alleging our infringement of a data de-duplication patent held by Riverbed. The parties are currently preparing for trial, which is scheduled for February 2009. Each suit seeks a permanent injunction against the other party, as well as the recovery of monetary damages, including treble damages for willful infringement. We believe that Riverbed’s claims are without merit, that Riverbed’s patent is invalid and we intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation we cannot identify probable or estimable damages related to either lawsuit.

Note 20: Commitments and Contingencies

Lease Commitments

We lease certain facilities under non-cancelable lease agreements. We also have equipment leases for various office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. These leases are operating leases as defined by SFAS No 13, Accounting for Leases.

In February 2006, we leased a campus facility in Colorado Springs, Colorado, comprised of three buildings in three separate operating leases with initial terms of five, seven and 15 years. The future minimum lease payment schedule below includes $47.5 million for this location. A portion of this location is subleased and we expect to receive approximately $1.4 million under noncancellable subleases through fiscal 2010.

Rent expense was $17.3 million, $17.6 million and $13.8 million for fiscal 2008, 2007 and 2006, respectively. Sublease income was $1.2 million, $1.5 million and $1.6 million for fiscal 2008, 2007 and 2006, respectively.

Future minimum lease payments under operating leases and sublease income are as follows (in thousands):

	Lease Payments	Sublease Income
For the year ending March 31,
2009	$16,038	$1,065
2010	13,853	788
2011	12,169	107
2012	10,163	44
2013	6,087	—
Thereafter	28,910	—

	$87,220	$2,004

Commitments for Additional Investments

As of March 31, 2008, we had commitments to provide an additional $1.3 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. We will invest funds as required until our remaining commitments are satisfied.

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2008, we had issued non-cancelable purchase commitments for $53.9 million to purchase finished goods from our contract manufacturers and had accrued $1.1 million and $2.8 million as of March 31, 2008 and 2007, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 21: Geographic and Customer Information

Revenue and long-lived assets (property and equipment, service parts for maintenance, goodwill and intangible assets) by region was as follows (revenue is attributed to regions based on the location of customers) (in thousands):

	For the year ended March 31,
	2008		2007		2006
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
Americas	$645,264	$644,045	$675,755	$696,891	$559,272	$178,785
Europe	263,624	2,417	259,071	9,613	196,378	10,191
Asia Pacific	66,814	10,686	81,348	14,731	78,637	4,075

	$975,702	$657,148	$1,016,174	$721,235	$834,287	$193,051

The following table shows two customers that accounted for 10% or more of our revenue in current or prior years (in millions):

	For the year ended March 31,
	2008		2007		2006
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Dell	$155.5	16%	$198.8	20%	$152.4	18%
Hewlett-Packard	$82.6	8%	$92.2	9%	$149.8	18%

Note 22: Unaudited Quarterly Financial Data

(In thousands, except per-share data)

	For the year ended March 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$245,768	$248,507	$252,511	$228,916
Gross margin	$78,057	$78,275	$87,173	$75,599
Net loss	$(22,585)	$(20,467)	$(2,390)	$(14,792)
Basic and diluted loss per share	$(0.11)	$(0.10)	$(0.01)	$(0.08)

	For the year ended March 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$186,595	$250,370	$301,899	$277,310
Gross margin	$52,025	$70,613	$89,016	$81,731
Net loss	$(3,576)	$(30,676)	$(9,524)	$(20,318)
Basic and diluted loss per share	$(0.02)	$(0.16)	$(0.05)	$(0.10)

During the second quarter of fiscal 2007, we completed our acquisition of ADIC and expensed $14.7 million of in-process research and development. This transaction is reflected in the net loss and the basic and diluted loss per share for the second quarter of fiscal 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Quantum Corporation

We have audited the accompanying consolidated balance sheets of Quantum Corporation as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in fiscal 2007, Quantum Corporation changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Furthermore, as discussed in Note 17 to the consolidated financial statements, effective April 1, 2007, Quantum Corporation adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quantum Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 11, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Quantum Corporation

We have audited Quantum Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Quantum Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Quantum Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Quantum Corporation and our report dated June 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

June 11, 2008

QUANTUM CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (in thousands)

	Balance at beginning of period	Additions assumed in ADIC Acquisition	Additions (Releases) charged to expense	Deductions (i)	Balance at end of period
For the year ended:
March 31, 2006	$8,962	—	$(581)	$(538)	$7,843
March 31, 2007	$7,843	$1,446	$133	$(2,991)	$6,431
March 31, 2008	$6,431	—	$444	$(1,129)	$5,746

(i)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Ernst & Young LLP, as described below, for a more complete understanding of the matters presented.

Evaluation of Disclosure Controls

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This control evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, or the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our CEO and CFO have concluded that, subject to the inherent limitations noted below, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and the CFO, particularly during the time when our periodic reports are being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2008, as set forth at the end of Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Non-Audit Services of Independent Auditors

Sections 201 and 202 of the Sarbanes-Oxley Act of 2002 (“the Act”), signed into law on July 30, 2002, require that all audit services and non-audit services by our independent auditors, Ernst & Young LLP, must be pre-approved by our Audit Committee. Furthermore, the Act prohibits an auditor from performing certain non-audit services for an audit client regardless of the Audit Committee’s approval, subject to certain exceptions issued by the Public Company Accounting Oversight Board.

All services performed by Ernst & Young LLP in fiscal 2008 were approved by our Audit Committee, consistent with our internal policy.

ITEM 9B.	Other information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2008. For information pertaining to our executive officers, refer to the “Executive Officers of Quantum Corporation” section of Part I, Item 1 of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our Website. The Internet address for our Website is: http://www.quantum.com, and the code of ethics may be found by clicking “About Us” from the home page, selecting “Investor Relations” and then choosing “Corporate Governance.” Copies of the code are available free upon request by a stockholder.

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

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2008.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2008.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2008.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

Investor Relations

Quantum Corporation

1650 Technology Drive, Suite 800

San Jose, California 95110

(408)944-4450

(a) The following documents are filed as a part of this Report:

1.	Financial Statements—Our Consolidated Financials Statements are listed in the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules — Our consolidated valuation and qualifying accounts (Schedule II) financial statement schedule is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007

3.2	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000

3.4	Certificate of Amendment to Amended and Restated By-laws of Registrant, effective August 23, 2007.	8-K	001-13449	3.1	August 29, 2007

3.5	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999

4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

4.3	Second Amendment to the Amended and Restated Preferred Shares Rights Plan, dated November 1, 2006.	8-K	001-13449	4.1	November 6, 2006

4.4	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

4.5	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities	S-3	333-109587	4.1	October 9, 2003

10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007

10.2	Form of Amended and Restated Officer Change of Control Agreement between Registrant and the Executive Officers (other than the Chief Executive Officer). *	8-K	001-13449	10.4	November 15, 2007

10.3	Form of Amended and Restated Chief Executive Officer Change of Control Agreement, between Registrant and the Chief Executive Officer. *	8-K	001-13449	10.3	November 15, 2007

10.4	Form of Amended and Restated Director Change of Control Agreement, between Registrant and the Directors. (Other than the Chairman and the CEO) *	8-K	001-13449	10.5	November 15, 2007

10.5	Amended and Restated 1993 Long-Term Incentive Plan effective November 10, 20067. *	8-K	001-13449	10.1	November 15, 2007

10.6	1993 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement. *	8-K	001-13449	10.3	March 3, 2006

10.7	1993 Long-Term Incentive Plan Form of Stock Option Agreement. *	Schedule TO	005-35818	99(d)(5)	June 4, 2001

10.8	Amended and Restated Nonemployee Director Equity Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.2	November 15, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.9	Form of Director Grant Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *	8-K	001-13449	10.2	August 23, 2007

10.10	Amended Employee Stock Purchase Plan. *	8-K	001-13449	10.3	August 23, 2007

10.11	Termination Agreement and General Release of All Claims, dated March 17, 2007, between Registrant and Howard L. Matthews III. *	8-K	001-13449	10.1	March 22, 2007

10.12	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006

10.13	Employment Offer Letter, dated August 28, 2006, between Registrant and Jon W. Gacek. *	8-K	001-13449	10.3	September 7, 2006

10.14	Change of Control Agreement, dated as of May 14, 1999, between ADIC and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006

10.15	Change of Control Agreement, dated November 5, 1999, between ADIC and Jon W. Gacek. *	8-K	001-13449	10.1	July 25, 2006

10.16	Offer Letter, dated May 25, 2007, between Registrant and Joseph A. Marengi. *	8-K	001-13449	10.1	May 25, 2007

10.17	Transaction Bonus and Severance Protection Agreement, dated January 4, 2005, between Certance, LLC and Howard L. Matthews III. *	8-K	001-13449	10.3	June 2, 2005

10.18	Senior Secured Credit Agreement, dated July 12, 2007, by and among the Registrant, Credit Suisse, as Collateral Agent, Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto.	10-Q	001-13449	10.8	August 9, 2007

10.19	Security Agreement, dated July 12, 2007, among the Registrant and the other Grantors referred to therein.	10-Q	001-13449	10.9	August 9, 2007

10.20	Stock Purchase Agreement, dated July 1, 2007, between Registrant and Benchmark Electronics Netherlands Holding B.V.	10-Q	001-13449	10.7	August 9, 2007

10.21	Offer Letter of Mr. Bruce A. Pasternack, dated July 12, 2007 *	8-K	001-13449	10.1	July 18, 2007

10.22	Offer Letter of Mr. Dennis P. Wolf, dated July 12, 2007 *	8-K	001-13449	10.2	July 18, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.23	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006

10.24	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006

10.25	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006

10.26	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006

10.27	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006

10.28	Agreement and Plan of Merger by and among Registrant, Agate Acquisition Corp. and Advanced Digital Information Corporation, dated May 2, 2006.	8-K	001-13449	2.1	May 5, 2006

10.29	Form of Voting Agreement entered into with certain Directors and Officers, dated May 2, 2006.	8-K	001-13449	10.1	May 5, 2006

10.30	Particulars and Conditions of Sale between Quantum Perepheral Products (Ireland) Limited (as Vendor) and Ronan Egan (in Trust) (as Purchaser).	8-K	001-13449	10.1	May 9, 2006

10.31	License Agreement, between Quantum Perepheral Products (Ireland) Limited (as Licensee) and Ciaran O’ Donoghue and Nuiall O’ Donoghue (as Licensor).	8-K	001-13449	10.2	May 9, 2006

10.32	Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000 by and among Registrant, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits).	10-Q	001-13449	10.1	February 14, 2001

10.33	Tax Sharing and Indemnity Agreement by and among Registrant, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004

10.34	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.35	Agreement and Plan of Merger, dated as of October 20, 2004, among Registrant, Certance Holdings, an exempted company organized under the laws of the Cayman Islands, New SAC, an exempted company organized under the laws of the Cayman Islands and the principal stockholder of Certance, and Quartz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant.	8-K	001-13449	10.1	October 25, 2004

10.36	Letter Agreement, dated December 19, 2005, between Registrant and New SAC.	8-K	001-13449	10.1	December 22, 2005

10.37	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007

12.1	Ratio of Earnings to Fixed Charges. ‡

21	Quantum Subsidiaries. ‡

23.1	Consent of Independent Registered Public Accounting Firm. ‡

24	Power of Attorney (see signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

*	Indicates management contract or compensatory plan, contract or arrangement.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President and
Chief Financial Officer

Dated: June 13, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 13, 2008.

Signature	Title

/s/ RICHARD E. BELLUZZO Richard E. Belluzzo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JON W. GACEK Jon W. Gacek	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PAUL R. AUVIL III Paul R. Auvil III	Director

/s/ MICHAEL A. BROWN Michael A. Brown	Director

/s/ THOMAS S. BUCHSBAUM Thomas S. Buchsbaum	Director

/s/ EDWARD M. ESBER, JR. Edward M. Esber, Jr	Director

/s/ ELIZABETH A. FETTER Elizabeth A. Fetter	Director

/s/ JOSEPH A. MARENGI Joseph A. Marengi	Director

/s/ BRUCE A. PASTERNACK Bruce A. Pasternack	Director

/s/ DENNIS P. WOLF Dennis P. Wolf	Director