Form 10-Q
period 2008-06-30
QUANTUM CORP /DE/
filed 2008-08-08
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of the close of business on July 31, 2008, approximately 207.6 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007
Product revenue	$157,584	$181,631
Service revenue	42,257	40,104
Royalty revenue	21,950	24,033

Total revenue	221,791	245,768
Cost of product revenue	115,003	137,143
Cost of service revenue	31,949	30,331
Restructuring charges related to cost of revenue	—	237

Total cost of revenue	146,952	167,711

Gross margin	74,839	78,057
Operating expenses:
Research and development	18,990	26,358
Sales and marketing	40,037	35,356
General and administrative	22,025	21,517
Restructuring charges (benefits)	(50)	9,114

	81,002	92,345

Loss from operations	(6,163)	(14,288)
Interest income and other, net	1,482	4,357
Interest expense	(8,775)	(13,634)

Loss before income taxes	(13,456)	(23,565)
Income tax provision (benefit)	882	(980)

Net loss	$(14,338)	$(22,585)

Basic and diluted net loss per share	$(0.07)	$(0.11)
Basic and diluted weighted-average common and common equivalent shares	206,915	198,289

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2008	March 31, 2008 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,486	$93,643
Accounts receivable, net of allowance for doubtful accounts of $5,797 and $5,746, respectively	149,464	182,998
Inventories	78,525	75,995
Deferred income taxes	12,327	12,060
Other current assets	31,345	30,601

Total current assets	339,147	395,297
Long-term assets:
Property and equipment, less accumulated depreciation	36,352	39,271
Service parts for maintenance, less accumulated amortization	75,753	77,211
Purchased technology, less accumulated amortization	67,649	74,667
Other intangible assets, less accumulated amortization	71,067	75,223
Goodwill	390,776	390,776
Other long-term assets	12,812	13,280

Total long-term assets	654,409	670,428

	$993,556	$1,065,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,676	$97,965
Accrued warranty	18,519	19,862
Deferred revenue, current	71,665	73,525
Current portion of long-term debt	4,000	4,000
Accrued restructuring charges	3,341	3,834
Other accrued liabilities	86,142	82,997

Total current liabilities	271,343	282,183
Long-term liabilities:
Deferred revenue, long-term	31,757	31,152
Deferred income taxes	13,887	13,640
Long-term debt	286,000	336,000
Convertible subordinated debt	160,000	160,000
Other long-term liabilities	14,024	14,746

Total long-term liabilities	505,668	555,538
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000 shares authorized; 206,970 and 206,927 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	2,070	2,069
Capital in excess of par value	340,058	337,332
Accumulated deficit	(133,837)	(119,499)
Accumulated other comprehensive income	8,254	8,102

Total stockholders’ equity	216,545	228,004

	$993,556	$1,065,725

(1)	Derived from our March 31, 2008 audited Consolidated Financial Statements included in the Annual Report on Form 10-K for fiscal 2008, as filed with the Securities and Exchange Commission on June 13, 2008.

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(14,338)	$(22,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,508	9,667
Amortization	16,251	17,575
Realized gain on sale of investment	—	(2,122)
Deferred income taxes	(20)	17
Share-based compensation	2,694	2,850
Fixed assets written off in restructuring	—	360
Changes in assets and liabilities, net of effects of assets held for sale:
Accounts receivable	33,534	(25,869)
Inventories	(4,973)	6,730
Service parts for maintenance	(484)	131
Accounts payable	(10,289)	(6,839)
Accrued warranty	(1,343)	(3,862)
Deferred revenue	(1,255)	(459)
Income taxes payable	(321)	(1,533)
Accrued restructuring charges	(493)	1,976
Other assets and liabilities	2,043	2,698

Net cash provided by (used in) operating activities	25,514	(21,265)
Cash flows from investing activities:
Purchases of marketable securities	—	(65,000)
Proceeds from sale of marketable securities	—	90,000
Purchases of property and equipment	(1,704)	(4,746)

Net cash provided by (used in) investing activities	(1,704)	20,254
Cash flows from financing activities:
Borrowings of long-term debt	—	50,000
Repayments of long-term debt	(50,000)	(26,250)
Proceeds from issuance of common stock, net	33	2,678

Net cash provided by (used in) financing activities	(49,967)	26,428
Net increase (decrease) in cash and cash equivalents	(26,157)	25,417
Cash and cash equivalents at beginning of period	93,643	59,926

Cash and cash equivalents at end of period	$67,486	$85,343

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$5,837	$10,627
Income taxes, net of refunds	$(809)	$(2,074)
Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee share-based awards	$9	$129

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

Note 2: BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2008 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2008, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 13, 2008. Certain prior period balances in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation. These reclassifications have no effect on total assets, stockholders’ equity, net loss or cash flows as previously presented.

Note 3: SIGNIFICANT ACCOUNTING POLICIES; ADOPTION OF ACCOUNTING STANDARDS

The significant accounting policies used in the preparation of our Condensed Consolidated Financial Statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 13, 2008.

Adoption of SFAS No. 157, Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), on April 1, 2008 for financial assets and liabilities. We elected to defer adoption for our non-financial assets and liabilities until April 1, 2009 as permitted by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157.

Following is a summary table of fair values and the related carrying amounts of our financial assets and liabilities (in thousands):

	As of June 30, 2008		As of March 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$67,486	$67,486	$93,643	$93,643
Other investments	2,339	2,339	2,063	2,063
Liabilities
Convertible subordinated debt	160,000	128,194	160,000	136,386
Term loans	290,000	290,000	340,000	340,000
Derivatives	873	873	2,188	2,188

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (or exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The input levels are:

Level 1:	Quoted (observable) market prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than Level 1 that are observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

Following are the fair values of our financial instruments as of June 30, 2008 by input level as defined by SFAS No. 157:

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$67,486	$—	$—	$67,486
Other investments	—	—	2,339	2,339
Liabilities
Convertible subordinated debt	128,194	—	—	128,194
Term loans	—	290,000	—	290,000
Derivatives	—	873	—	873

The fair value of our cash, accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

Following is a reconciliation of our fair value measurements using significant unobservable inputs, or Level 3 inputs, for our other investments for the three months ended June 30, 2008:

March 31, 2008 beginning balance	$2,063
Total gains or losses (realized and unrealized):
Included in earnings	137
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	139
Transfers in (out) of Level 3	—

June 30, 2008 ending balance	$2,339

Note 4: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Overview

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, consultants, officers and affiliates. The Plans have 110.6 million shares of stock authorized of which 23.6 million shares of stock were available for grant as of June 30, 2008.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. There were 11.1 million shares available for issuance as of June 30, 2008.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007
Share-based compensation:
Cost of revenue	$355	$366
Research and development	765	859
Sales and marketing	741	583
General and administrative	833	1,042

	$2,694	$2,850

Share-based compensation (by type of award):
Stock options	$1,013	$1,370
Restricted stock	1,145	1,072
Stock purchase plan	536	408

	$2,694	$2,850

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Stock Options

The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the first quarter of fiscal 2009 and 2008 were based on estimates at the date of grant as follows:

	Three Months Ended
	June 30, 2008	June 30, 2007
Option life (in years)	4.0	3.8
Risk-free interest rate	2.53%	4.59%
Stock price volatility	46%	45%
Dividend yield	—	—
Weighted-average grant date fair value	$0.82	$1.23

Restricted Stock

The fair value of the restricted stock awards granted is the intrinsic value as of the respective grant date since the restricted stock awards are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock awards granted during the first quarter of fiscal 2009 and 2008 were $2.16 and $3.01, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted during the first quarter of fiscal 2009 or 2008.

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2008	28,167	$3.27
Granted	1,058	2.12
Exercised	(30)	1.42
Expired	(125)	18.04
Forfeited	(1,124)	3.30

Outstanding as of June 30, 2008	27,946	3.16	4.27	$161

Vested and expected to vest at June 30, 2008	26,602	3.19	4.22	160

Exercisable as of June 30, 2008	17,900	3.53	3.96	155

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2008	4,908	$2.48
Granted	130	2.16
Vested	(24)	2.80
Forfeited	(86)	2.81

Nonvested at June 30, 2008	4,928	2.46

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

$8,316

Note 6: MARKETABLE SECURITITES AND OTHER INVESTMENTS

Marketable Securities

During the first quarter of fiscal 2009, we did not hold any marketable securities and had no gains or losses from marketable securities. During the first quarter of fiscal 2008, we realized a gain of $2.1 million from the sale of shares in a privately held technology company that completed an initial public offering during June 2007. As of June 30, 2007, marketable securities were comprised of auction rate securities for which both the cost basis and the fair value was $10.0 million. During the first quarter of fiscal 2008, sales of marketable securities resulted in no gains or losses.

Other Investments

Other investments consist of private technology venture limited partnerships that are recorded in other long-term assets on the Condensed Consolidated Balance Sheets. At June 30, 2008 and March 31, 2008, we held $2.3 million and $2.1 million, respectively, of investments in private technology venture limited partnerships that are accounted for under the equity method. We recorded a $0.1 million gain for the three months ended June 30, 2008, related to these limited partnership investments as compared to an immaterial loss for the period ending June 30, 2007. Gains and losses realized from these investments are included in interest and other income, net on the Condensed Consolidated Statements of Operations.

We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability.

Note 7: INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2008	March 31, 2008
Raw materials and purchased parts	$35,366	$28,499
Work in process	4,594	3,256
Finished goods	38,565	44,240

	$78,525	$75,995

Note 8: GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2008 and March 31, 2008, goodwill and intangible assets, net of amortization, were $529.5 million and $540.7 million, respectively, and represented approximately 53% and 51% of total assets, respectively. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present.

Intangible Assets

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to ten years. In estimating the useful lives of intangible assets, we consider the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	Our tape automation products and our disk-based backup products, in particular, have long development cycles; these products and our software products have experienced long product life cycles; and

•	Our ability to leverage core technology into backup, recovery and archive solutions and, therefore, to extend the lives of these technologies.

Following is the weighted average amortization period for our intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	7.5
Non-compete agreements	5.0
Customer lists	7.0
All intangible assets	6.6

The following provides a summary of the carrying value of intangible assets that will continue to be amortized (in thousands):

	As of June 30, 2008			As of March 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,619	$(120,970)	$67,649	$188,619	$(113,952)	$74,667
Trademarks	27,260	(23,484)	3,776	27,260	(22,678)	4,582
Non-compete agreements	500	(193)	307	500	(168)	332
Customer lists	108,218	(41,234)	66,984	108,218	(37,909)	70,309

	$324,597	$(185,881)	$138,716	$324,597	$(174,707)	$149,890

The total amortization expense related to intangible assets is provided in the table below (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007
Purchased technology	$7,018	$8,714
Trademarks	806	898
Non-compete agreements	25	25
Customer lists	3,325	3,325

	$11,174	$12,962

The total expected future amortization related to intangible assets is (in thousands):

Amortization
Nine months ending March 31, 2009	$29,029
Fiscal 2010	36,113
Fiscal 2011	28,679
Fiscal 2012	20,498
Fiscal 2013	12,904
Fiscal 2014 and thereafter	11,493

Total as of June 30, 2008	$138,716

Note 9: ACCRUED WARRANTY AND INDEMNIFICATION

The following table details the change in the accrued warranty balance (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007
Beginning balance	$19,862	$30,669
Additional warranties issued	4,605	5,805
Adjustments for warranties issued in prior fiscal years	560	—
Settlements	(6,508)	(9,667)

Ending balance	$18,519	$26,807

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

If future actual failure rates differ from our estimates, we would record the impact in subsequent periods as a change in estimate. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods as a change in estimate.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of June 30, 2008, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Note 10: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

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

Long-term debt

To fund our acquisition of Advanced Digital Information Corporation (“ADIC”) in August 2006, we entered into a secured senior credit facility (“August 2006 credit facility”) with a group of lenders that provided a $150 million revolving credit line, a $225 million term loan and a $125 million second lien term loan with maturity dates of August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

On July 12, 2007, we refinanced our August 2006 credit facility by entering into another senior secured credit agreement (“current credit agreement”) with a different group of lenders, providing a $50 million revolving credit facility and a $400 million term loan. We borrowed $400 million on the term loan to repay all borrowings under our August 2006 credit facility. We incurred and capitalized $8.1 million of loan fees related to this current credit agreement which are included in other long-term assets in our Condensed Consolidated Balance Sheets. These fees are being amortized to interest expense over the respective loan terms.

Under the current credit agreement, the $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date, or convert into equity the existing $160 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 6.30% at June 30, 2008. Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount if the excess cash flow requirements are not met. The fiscal 2008 calculation of excess cash flow did not require additional principal payments. During the first quarter of fiscal 2009, we made principal payments of $50 million on the term loan and incurred $0.5 million in prepayment fees.

Under the current credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. As of June 30, 2008, we have letters of credit totaling $2.3 million, reducing the available borrowings on the revolver to $47.7 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loan including a limitation on issuing dividends or repurchasing our stock. As of June 30, 2008, we were in compliance with the debt covenants. We did not borrow on the revolving credit facility during the first quarter of fiscal 2009. Our outstanding term debt was $290 million at June 30, 2008. We drew $15 million from our revolving credit facility in July 2008 at an interest rate of 5.96%.

Note 11: DERIVATIVES

We do not engage in hedging activity for speculative or trading purposes. Since the third quarter of fiscal 2007, we have had an interest rate collar instrument with a financial institution that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. During the first quarter of fiscal 2009, the three month LIBOR rate was below the floor and we incurred $0.4 million in additional interest expense. During the first quarter of fiscal 2008, the three month LIBOR rate was within the floor and cap.

Under the terms of the current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. During the third quarter of fiscal 2008, we entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 31, 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 31, 2009. The three month LIBOR rate was within the floor and cap of this interest rate collar during the first quarter of fiscal 2009.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the change in fair market value in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets and in interest income and other, net in the Consolidated Statements of Operations. As of June 30, 2008, the cumulative loss on the interest rate collars was $0.9 million and as of March 31, 2008, the cumulative loss on the interest rate collar was $2.2 million.

Note 12: RESTRUCTURING CHARGES

In recent years, we have taken steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. During fiscal 2008, management continued executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. The restructuring charges that resulted from these cost reduction efforts relate to the outsourcing of certain manufacturing, repair and service operations, consolidation of our operations and partnering with a third party on certain research and development efforts. Substantially all restructuring efforts related to the ADIC acquisition have been completed as of June 30, 2008.

The types of restructuring expense (benefit) for the three months ended June 30, 2008 and 2007 were (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007
By expense (benefit) type
Severance and benefits	$(50)	$7,541
Facilities	—	899
Fixed assets	—	360
Other	—	551

Total	$(50)	$9,351

By cost reduction actions
Partner with third party on certain research and development efforts	$—	$5,564
Consolidate operations supporting our business	(50)	3,787

Total	$(50)	$9,351

Fiscal 2009

During the first quarter of fiscal 2009, we did not initiate any new restructuring actions as substantially all actions had been implemented. Restructuring benefits during the first quarter of fiscal 2009 were primarily the result of changes in estimates of severance and benefits payable to impacted employees.

Fiscal 2008

During the first quarter of fiscal 2008, our severance and benefits expenses were primarily the result of our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations. The $8.1 million in severance expenses in the first quarter of fiscal 2008 were offset in part by reversals of $0.5 million primarily due to new information regarding certain employees subject to previous restructuring actions.

We continued activities to consolidate our operations into fewer locations during the first quarter of fiscal 2008. We vacated a portion of our Boulder, Colorado facility, resulting in restructuring charges of $0.9 million and had $0.4 million in fixed asset write-offs related to leasehold improvements in consolidating operations within our existing European locations.

In addition to the restructuring charges incurred in the quarter ended June 30, 2007, we had $0.5 million in net reversals related to restructuring costs associated with exiting activities of pre-merger ADIC. The reversals were primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions throughout the world. These reversals were recognized as a reduction of the liability assumed in the purchase business combination and were included in the allocation of the cost to acquire ADIC and, accordingly, resulted in a decrease to goodwill rather than an expense reduction in the first quarter of fiscal 2008.

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	For the three months ended June 30, 2008
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2008	$503	$2,732	$599	$3,834
Restructuring costs	—	—	—	—
Reversals	(50)	—	—	(50)
Cash payments	(257)	(135)	—	(392)
Non-cash reversals	(2)	(49)	—	(51)

Balance as of June 30, 2008	$194	$2,548	$599	$3,341

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2009	$194	$1,491	$599	$2,284
Fiscal 2010 to 2013	—	1,057	—	1,057

	$194	$2,548	$599	$3,341

The $3.3 million restructuring accrual as of June 30, 2008 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for research and development programs. We expect both the severance and benefits and the noncancellable purchase obligations to be paid in fiscal 2009. The facilities charges relating to vacant facilities in Europe and the U.S. will be paid over their respective lease terms, which continue through fiscal 2013.

Note 13: INCOME TAXES

We had tax expense of $0.9 million for the three months ended June 30, 2008, as compared to a tax benefit of $1.0 million for the three months ended June 30, 2007. The tax provision for the first quarter of fiscal 2009 reflects expenses for foreign income taxes and state taxes. The tax benefit in the first quarter of fiscal 2008 reflects expenses for foreign income taxes and state taxes of $1.2 million offset by a benefit of $2.2 million related to tax positions in foreign jurisdictions settled during the quarter ended June 30, 2007.

Note 14: NET LOSS PER SHARE

Following is our computation of basic and diluted net loss per share (in thousands, except per-share data):

	Three Months Ended
	June 30, 2008	June 30, 2007
Net loss	$(14,338)	$(22,585)
Weighted average shares outstanding used to compute basic and diluted net loss per share	206,915	198,289

Basic and diluted net loss per share	$(0.07)	$(0.11)

The computations of diluted net loss per share for the periods presented exclude the effect of the following because the effect would have been anti-dilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•	Options to purchase 27.9 million shares and 36.7 million shares of Quantum common stock, which were outstanding as of June 30, 2008 and 2007, respectively.

•	Unvested restricted stock of 4.9 million shares and 6.3 million shares at June 30, 2008 and 2007, respectively.

Note 15: COMPREHENSIVE LOSS

Total comprehensive loss, net of tax, if any, for the three months ended June 30, 2008 and 2007 was (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007
Net loss	$(14,338)	$(22,585)
Net unrealized gains (losses) on revaluation of long-term intercompany balance, net of tax	258	—
Foreign currency translation adjustment	(106)	(187)

Total comprehensive loss	$(14,186)	$(22,772)

Note 16: LITIGATION

On October 9, 2007, we filed a lawsuit against Riverbed Technology, Inc. (“Riverbed”) in the U.S. District Court in the Northern District of California, alleging Riverbed’s prior and continuing infringement of a patent held by Quantum related to data de-duplication technology. On November 13, 2007, Riverbed filed a countersuit against Quantum alleging our infringement of a data de-duplication patent held by Riverbed. The parties are currently preparing for trial, which is scheduled for March 2009. Each suit seeks a permanent injunction against the other party, as well as the recovery of monetary damages, including treble damages for willful infringement. We believe that Riverbed’s claims are without merit and that Riverbed’s patent is invalid, and we intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation we cannot identify probable or estimable damages related to either lawsuit.

Note 17: COMMITMENTS AND CONTINGENCIES

Lease commitments

We lease certain facilities under non-cancelable lease agreements. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. See future minimum lease payments under operating leases and sublease income in Note 18 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 13, 2008.

Commitment for additional investment

As of June 30, 2008, we had commitments to provide an additional $1.2 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made when commitment calls are received, thus we cannot estimate when those payments will be made. We will invest funds as required until our remaining commitments are satisfied.

Commitments to purchase inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of June 30, 2008, we had issued non-cancelable purchase commitments for $61.6 million to purchase finished goods from our contract manufacturers and had accrued $2.3 million and $1.6 million as of June 30, 2008 and March 31, 2008, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 18: RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. Adoption of SFAS No. 157 on April 1, 2008 did not have an impact on our consolidated financial position or results of operations. See Note 3 for additional disclosures from adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses for which the fair value option has been elected will be reported in earnings. Adoption of SFAS No. 159 on April 1, 2008 did not have an impact on our consolidated financial position or results of operations because we did not elect fair value measurement for any of our qualifying, existing instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — a Replacement of FASB Statement No. 141 (“SFAS No. 141(R)”). The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008; therefore it applies to future business combinations. The statement also applies to the treatment of taxes from prior business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be re-measured to fair value each subsequent reporting period. We will adopt SFAS No. 141(R) at the beginning of our 2010 fiscal year, or April 1, 2009. We are currently evaluating the impact this statement may have on our consolidated financial position or results of operations as a result of re-measuring contingent tax liabilities to fair value in future periods.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). The statement changes how non-controlling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt this statement on April 1, 2009, which is the beginning of our 2010 fiscal year. Currently all of our subsidiaries are wholly-owned, and therefore we do not anticipate any significant impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of this standard is required in our fourth quarter of fiscal 2009 and is not expected to have a significant impact on our financial position or results of operations but will require additional disclosures on derivative instruments.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components of such instruments in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for fiscal years beginning after December 15, 2008. With retrospective application required, it is effective for us April 1, 2009 or the beginning of fiscal 2010. Adoption of FSP No. APB 14-1 is not expected to have an impact on our consolidated financial position or results of operations because our convertible subordinated debt cannot be settled in cash upon conversion.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology; (2) our expectations regarding the amounts and timing of any future restructuring charges, including cost savings resulting therefrom; (3) our belief that strong competition in the tape drive, tape media and tape automation systems markets will result in further price erosion; (4) our belief that we have sufficient resources to cover the remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, and sustain our operations for the next 12 months; (6) our expectation that we will return to profitability; (7) our goals for future operating performance, including our revenue growth, amount and mix, our expectations regarding revenue, gross margin and operating expenses for the remainder of fiscal 2009 and our cash flows; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; (9) our belief that we may make additional acquisitions in the future; (10) our expectations about the timing and maximum amounts of our future contractual payment obligations; (11) our expectations relating to growing our disk-based backup, software and services businesses, (12) our expectations regarding our ongoing efforts to reduce our cost structure, (13) our research and development plans and focuses; and (14) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (4) our ability to realize anticipated benefits from the ADIC acquisition; (5) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (6) the successful execution of our strategy to expand our businesses into new directions; (7) our ability to successfully introduce new products; (8) our ability to achieve and capitalize on changes in market demand; (9) our ability to pay down the principal and interest on our indebtedness; (10) the availability of credit on terms that are beneficial to us; (11) our ability to maintain supplier relationships; and (12) those factors discussed under “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We have a broad portfolio of disk-based backup solutions, tape libraries, autoloaders and tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We also feature software options with products that provide disk and tape integration capabilities with our core de-duplication and replication technologies. In addition, our service plan includes a broad range of coverage options to provide the level of support for the widest possible range of information technology (“IT”) environments, with service available in more than 100 countries.

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

Our top priority in fiscal 2009 is to grow our branded revenue, particularly our disk-based backup systems and software solutions, in order to improve profitability and increase shareholder value. We continue to believe delivering a better operating model, creating more growth potential and reducing our outstanding debt are also important drivers to improve profitability and increase shareholder value.

Our objectives to achieve these priorities in fiscal 2009 include continued focus on growing the higher margin areas of our business, especially our branded business; research and development efforts that continue to focus on developing additional and improved disk-based backup systems and software solutions while optimizing tape technologies; continued efforts to reduce costs while retaining a solid execution platform; and continued generation of cash flow from operations to allow us to pay down our term debt and reduce our interest costs.

In late May 2008, we released the DXi7500, a product based on our second generation DXi technology. Our DXi7500 is a disk-based backup system with de-duplication and replication capabilities for large, enterprise customers. We believe the DXi7500 provides the capacity, performance, scalability and availability required in enterprise environments and is the first solution in the industry to provide policy-based de-duplication. The DXi7500 has been designed to allow customers to choose the de-duplication method that best meets their needs for a specific backup job, taking into account disk capacity and backup window constraints. In late July 2008, we released a 9 terabyte version of the DXi7500 which is targeted for smaller remote offices. We believe our DXi-Series products and technology provide us long-term opportunities in the storage industry.

We made progress in the first quarter of fiscal 2009 toward achievement of our goals, although our branded business was relatively flat compared to the fourth quarter of fiscal 2008 and slightly below our plan for the first quarter of fiscal 2009. For the first quarter of fiscal 2009, branded revenue increased to 66% of non-royalty revenue from 58% in the first quarter of fiscal 2008. We had significant growth in our higher margin disk-based backup systems and software solutions in the first quarter of fiscal 2009. We generated $25.5 million in cash flow from operations and repaid $50 million of our term debt. We reduced operating expenses and operating losses from the first quarter of fiscal 2008.

During the first quarter of fiscal 2009, revenue decreased by $24.0 million to $221.8 million from the same quarter last year. The revenue decrease was primarily due to a decrease in product revenue mainly as a result of decreased revenue from tape automation systems and to a lesser extent decreased revenue from OEM devices and media products. We doubled our revenue from disk-based backup systems and software solutions due to revenue from the recently released DXi7500 and our continued emphasis on this business, partially offsetting the other product revenue decreases.

Although revenue decreased for the quarter, our gross margin percentage increased 190 basis points to 33.7% primarily due to the change in sales mix as the proportion of product sales through our branded channels comprised a larger percentage of non-royalty revenue in the first quarter of fiscal 2009 compared to the same quarter of the prior year. Sales of branded products typically generate higher gross margins than sales to our OEM customers. Gross margin was also favorably impacted due to our shift in sales mix toward higher margin disk-based systems and software solutions and from cost reduction measures implemented in prior periods.

Operating expenses decreased for the current quarter compared to the prior year primarily due to decreased restructuring charges and research and development costs, partially offset by increased sales and marketing expenses. Restructuring charges decreased due to substantially completing our restructuring actions during fiscal 2008. Research and development expenses decreased in the quarter primarily due to reduced compensation expenses from headcount reductions. Sales and marketing expenses increased in line with our emphasis on growing our branded business. Although gross margin percentage increased and operating expenses decreased, we had operating losses primarily due to lower revenues than the prior year. We have narrowed our operating losses compared to the first quarter of fiscal 2008.

During the quarter, we repaid $50 million of the term loan on our credit facility, and since August 2006, we have repaid 42%, or $206.5 million, of our acquisition-related debt. Interest expense has decreased $4.9 million since the first quarter of fiscal 2008, primarily due to interest rate decreases. The weighted average interest rate on our term loan decreased to 6.80% for the first quarter of fiscal 2009, inclusive of our interest rate collars that fix a portion of the interest rate on the term debt. This compares to a weighted average interest rate of 10.53% in the first quarter of fiscal 2008. As of June 30, 2008, our outstanding term debt balance was $290 million at an interest rate of 6.30%. We subsequently drew $15 million from our revolving credit facility in July 2008 at an interest rate of 5.96%.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	June 30, 2008	% of revenue	June 30, 2007	% of revenue	Change	% Change
Product revenue	$157,584	71.1%	$181,631	73.9%	$(24,047)	(13.2)%
Service revenue	42,257	19.0%	40,104	16.3%	2,153	5.4%
Royalty revenue	21,950	9.9%	24,033	9.8%	(2,083)	(8.7)%

Total revenue	$221,791	100.0%	$245,768	100.0%	$(23,977)	(9.8)%

Total revenue decreased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to lower tape automation systems revenue in North America. We expect total revenue for fiscal 2009 to be comparable to or slightly higher than total revenue in fiscal 2008. For the second quarter of fiscal 2009, we expect growth in our branded revenue and in our disk-based backup systems and software solutions.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $24.0 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, primarily due to decreased sales to our OEM customers. We had a slight increase in branded sales compared to the first quarter of fiscal 2008. Product revenue decreases in the first quarter of fiscal 2009 were primarily due to decreased revenue from tape automation systems and to a lesser extent decreased revenue from devices and media products. These decreases were partially offset by increased sales of disk-based backup systems and software solutions.

Tape automation systems revenue for the quarter decreased $22.7 million to $85.7 million, with approximately two-thirds of the decline related to reduced sales of OEM products and approximately one-third due to lower branded sales in North America. We believe our targeted focus on disk-based backup systems contributed to the decrease in tape automation systems revenue. We expect increased tape automation systems sales in the future as we refocus on selling across our entire portfolio.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined $10.4 million to $53.7 million compared to the first quarter of fiscal 2008, primarily due to decreased sales to OEMs of older technology devices that are nearing end of life. Partially offsetting the decline in device revenues was an increase in branded media sales for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. We had increased revenues from our drives and devices based on LTO technology compared to the first quarter of fiscal 2008. We expect further declines in our OEM device revenue in the future resulting from certain products nearing end of life and our emphasis on higher margin opportunities.

Revenue from disk-based backup systems and software solutions increased $9.1 million in the first quarter of fiscal 2009 to $18.2 million compared to the first quarter of fiscal 2008. This increase was primarily due to sales of our DXi-Series disk-based products, including the newly released DXi7500, offset in part by declines in sales of our legacy disk-based products. We also had a sequential increase in our disk-based backup systems and software solutions revenue from the fourth quarter of fiscal 2008 primarily driven by the release of our new DXi7500 product. As noted earlier, we are focused on growing our branded revenue in fiscal 2009, particularly our disk-based backup systems and software revenue. We expect increases in our disk-based backup systems and software solutions revenue in the future as our disk-based backup systems gain traction in the market.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased $2.2 million compared to the first quarter of the prior year, largely due to increased service contract revenues from branded customers. We expect continued increases in service revenue as our installed base continues to grow.

Royalty Revenue

Tape media royalties decreased $2.1 million in the first quarter of fiscal 2009 compared to the prior year primarily due to lower media unit sales sold through our OEM customers. Royalties related to our newer LTO products have been increasing, but at a slower rate than declines in royalties from our maturing DLT products, where we experienced a net reduction in the installed base of DLTtape® drives. We expect LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as its install base continues to decrease. For fiscal 2009, we expect moderately lower media royalties than fiscal 2008.

Gross Margin

	Three Months Ended
(In thousands)	June 30, 2008	Gross margin%	June 30, 2007	Gross margin%	Change	% Change
Gross margin	$74,839	33.7%	$78,057	31.8%	$(3,218)	(4.1)%
Product gross margin	42,581	27.0%	44,488	24.5%	(1,907)	(4.3)%
Service gross margin	10,308	24.4%	9,773	24.4%	535	5.5%
Royalty gross margin	21,950	100.0%	24,033	100.0%	(2,083)	(8.7)%

The 190 basis point increase in gross margin percentage during the three months ended June 30, 2008 compared to the prior year was largely due to a higher proportion of our product sales through branded channels. Branded sales comprised 66% of non-royalty revenue for the first quarter of fiscal 2009 compared to 58% for the first quarter of fiscal 2008. Sales of branded products typically generate higher gross margins than sales to our OEM customers. We expect gross margin to continue to improve during fiscal 2009 although margin improvements due to product mix could be offset by increases in product costs caused by higher fuel prices and other economic factors.

Product Margin

Our product gross margin dollars decreased primarily due to decreased product revenue in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Product gross margin rate increased 250 basis points primarily due to the higher proportion of product sales through branded channels. Product gross margin rate was favorably impacted by our shift in sales mix toward higher margin disk-based systems and software solutions. Cost cutting measures implemented during the prior fiscal year also contributed to improved product gross margins in the first quarter of fiscal 2009 compared to the same period of fiscal 2008.

Service Margin

For the three months ended June 30, 2008 and 2007 service gross margins were flat at 24.4%. Service costs increased at a similar rate as service revenues in the first quarter of fiscal 2009 compared to fiscal 2008, increasing service gross margin dollars.

Research and Development Expenses

	Three Months Ended
(In thousands)	June 30, 2008	% of revenue	June 30, 2007	% of revenue	Change	% Change
Research and development	$18,990	8.6%	$26,358	10.7%	$(7,368)	(28.0)%

Research and development expenses decreased $7.4 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due in part to $2.8 million in reduced salaries and benefits from decreased headcount. External service provider expenses and project material costs decreased $2.5 million due to completion of DXi7500 development and new projects underway that did not require significant materials expenditures during the first quarter of fiscal 2009. We also had $1.3 million lower depreciation expense primarily due to a number of assets supporting our research and development efforts becoming fully depreciated during the past year. We expect quarterly research and development costs for the remainder of fiscal 2009 to increase slightly from the first quarter of fiscal 2009 as we continue to invest in disk-based backup systems and software solutions development.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	June 30, 2008	% of revenue	June 30, 2007	% of revenue	Change	% Change
Sales and marketing	$40,037	18.1%	$35,356	14.4%	$4,681	13.2%

The $4.7 million increase in sales and marketing expense for the three months ended June 30, 2008 was primarily due to a $4.2 million increase in salaries and benefits as a result of our larger branded sales force. We are focused on sales of our higher margin branded products, which typically require higher sales and marketing related expenses than sales through OEM channels. We anticipate quarterly sales and marketing expenses will remain relatively consistent with the first quarter of fiscal 2009 during the remainder of fiscal 2009.

General and Administrative Expenses

	Three Months Ended
(In thousands)	June 30, 2008	% of revenue	June 30, 2007	% of revenue	Change	% Change
General and administrative	$22,025	9.9%	$21,517	8.8%	$508	2.4%

The $0.5 million increase in general and administrative expenses for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to $2.6 million of increased legal expenses in the current quarter related to our activities to protect our intellectual property offset by reduced depreciation expense. See Note 16 “Litigation” for additional information related to legal actions. Largely offsetting the increase was $2.2 million of decreased depreciation expense in the first quarter of fiscal 2009 compared to fiscal 2008. During the first quarter of fiscal 2008, we accelerated depreciation related to our prior Oracle enterprise resource planning system that was retired during that period. We expect quarterly general and administrative expenses will be relatively consistent with the first quarter of fiscal 2009 during the remainder of fiscal 2009.

Restructuring Charges

	Three Months Ended
(In thousands)	June 30, 2008	% of revenue	June 30, 2007	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$—	—%	$237	0.1%	$(237)	(100.0)%
Restructuring charges (benefits) in operating expense	(50)	0.0%	9,114	3.7%	(9,164)	(100.5)%

Total restructuring charges (benefits).	$(50)	0.0%	$9,351	3.8%	$(9,401)	(100.5)%

During the first quarter of fiscal 2009, we did not initiate any new restructuring actions as substantially all restructuring actions have been implemented. Restructuring benefits during the first quarter of fiscal 2009 were primarily due to changes in estimates of severance and benefits due to impacted employees. Restructuring charges during the first quarter of fiscal 2008 were primarily the result of severance and benefits incurred as a result of our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations. We also continued consolidating our operations into fewer locations during the first quarter of fiscal 2008 and incurred facility exit costs. For additional information, refer to Note 12 “Restructuring Charges.”

Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps. During the remainder of fiscal 2009, we do not expect to incur additional restructuring charges and anticipate our scheduled payments will reduce the outstanding accrued restructuring balances.

Interest Income and Other, Net

	Three Months Ended
(In thousands)	June 30, 2008	% of revenue	June 30, 2007	% of revenue	Change	% Change
Interest income and other, net	$1,482	0.7%	$4,357	1.8%	$(2,875)	(66.0)%

The $2.9 million decrease in interest income and other, net for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to the net impact of four items. $2.1 million of the decrease relates to a realized gain in the first quarter of fiscal 2008 on the sale of Data Domain shares we sold in its initial public offering in July 2007. We originally received the shares as a licensing fee completed in a prior period. Interest income decreased $1.1 million in the first quarter of fiscal 2009 compared to fiscal 2008. Interest income was lower due to both lower average balances of interest-earning assets, including cash and cash equivalents and marketable securities, in the first quarter of fiscal 2009 than the first quarter of fiscal 2008 and lower market interest rates. We also had a $0.9 million net decrease in foreign exchange gains and losses due to losses during the first quarter of fiscal 2009 compared to gains in the first quarter of fiscal 2008. These decreases in the current quarter were partially offset by a $1.3 million gain on the market value of our interest rate hedges required by our term debt agreement.

Interest Expense

	Three Months Ended
(In thousands)	June 30, 2008	% of revenue	June 30, 2007	% of revenue	Change	% Change
Interest expense	$8,775	4.0%	$13,634	5.5%	$(4,859)	(35.6)%

Interest expense decreased $4.9 million compared to the first quarter of fiscal 2008, primarily due to interest rate decreases on our term debt. Interest rate decreases were attributable to both market interest rate decreases of LIBOR and refinancing our debt at more favorable terms in July 2007. Our weighted average interest rate on our term debt decreased to 6.80% for the first quarter of fiscal 2009, inclusive of our interest rate collars that fix a portion of the interest rate on the term debt. This compares to a weighted average interest rate of 10.53% in the first quarter of fiscal 2008. Also contributing to reduced interest expense is the reduction of our outstanding debt balance resulting from principal payments over the past year. During the quarter, we repaid $50 million of the term loan and incurred $0.5 million in prepayment fees. Our acquisition-related debt was $290 million at June 30, 2008 compared to $386 million at June 30, 2007.

Interest expense also includes the amortization of debt issuance costs for debt facilities and prepayment fees. For further information, refer to Note 10 “Convertible Subordinated Debt and Long-Term Debt” and Note 11 “Derivatives.” During July 2008 we drew $15 million from our revolving credit facility at an interest rate of 5.96%. We expect our interest expense for fiscal 2009 will be approximately $28 million to $30 million.

Income Taxes

	Three Months Ended
(In thousands)	June 30, 2008	% of pre-tax loss	June 30, 2007	% of pre-tax loss	Change	% Change
Income tax provision (benefit)	$882	(6.6)%	$(980)	4.2%	$1,862	(190.0)%

We had income tax expense of $0.9 million for the three months ended June 30, 2008 as compared to a benefit of $1.0 million for the three months ended June 30, 2007. The tax expense for the first quarter of fiscal 2009 is primarily comprised of foreign income taxes and state taxes. The tax benefit for the first quarter of fiscal 2008 includes expense for foreign income taxes and state taxes of $1.2 million offset by a benefit of $2.2 million related to tax positions in foreign jurisdictions settled during the quarter.

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

Amortization of Intangible Assets

The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007	Change
Cost of revenue	$6,918	$8,509	$(1,591)
Research and development	100	205	(105)
Sales and marketing	4,131	4,223	(92)
General and administrative	25	25	—

	$11,174	$12,962	$(1,788)

The decrease of intangible asset amortization for the first quarter of fiscal 2009 was primarily due to purchased technology intangible assets related to the ADIC acquisition that became fully amortized after the first quarter of fiscal 2008. For further information regarding amortization of intangible assets, refer to Note 8 “Goodwill and Intangible Assets.”

Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We are monitoring relevant economic and market conditions and will perform the appropriate impairment reviews in the future as necessary should conditions deteriorate such that we believe the value of our intangibles could be impaired. We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We evaluate goodwill at the entity level because we operate in a single segment. Decreases in our stock price in recent months have negatively impacted the fair value of our business. Currently our fair value exceeds our carrying value. If our stock price continues to decrease, it is possible that our fair value could fall below our carrying value, which may result in goodwill impairment in the future.

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007	Change
Share-based compensation
Cost of revenue	$355	$366	$(11)
Research and development	765	859	(94)
Sales and marketing	741	583	158
General and administrative	833	1,042	(209)

	$2,694	$2,850	$(156)

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007
Net cash provided by (used in) operating activities	$25,514	$(21,265)
Net cash provided by (used in) investing activities	(1,704)	20,254
Net cash provided by (used in) financing activities	(49,967)	26,428

Three Months Ended June 30, 2008

The difference between reported net loss and cash provided by operating activities during the three months ended June 30, 2008 was primarily due a $33.5 million reduction in accounts receivable and $23.4 million in non-cash items such as depreciation, amortization and share-based compensation. The decrease in accounts receivable was primarily due to lower sales and strong collections during the first quarter of fiscal 2009. Partially offsetting these items were uses of cash in operations from a $10.3 million decrease in accounts payable and a $5.0 million increase in inventories. Accounts payable decreased due to timing of payments to vendors and lower expenses. Inventories increased primarily due to ramping for production of the DXi7500 released during the quarter and lower than anticipated shipments in the last days of the quarter.

Cash used in investing activities reflects $1.7 million of equipment purchases during the three months ended June 30, 2008. Equipment purchases were primarily the result of maintaining our day to day business operations infrastructure and included voice communication system upgrades and hardware and software to equip our consolidated data center.

Cash used in financing activities during the first three months of fiscal 2009 was primarily due to repaying $50.0 million of the term debt.

Three Months Ended June 30, 2007

The difference between reported net loss and cash used in operating activities during the first quarter of fiscal 2008 was primarily due to cash used to fund operations offset largely by non-cash items such as depreciation and amortization. Cash used to fund operations during the period was primarily due to a $25.9 million increase in accounts receivable and a $6.8 million decrease in accounts payable offset in part by a $6.7 million decrease in inventories. Accounts receivable increased primarily due to slower collections in the first quarter of fiscal 2008 after strong collections in the fourth quarter of fiscal 2007. Accounts payable decreased primarily due to lower inventory levels and the timing of payments to suppliers. Inventories decreased as a result of ongoing inventory reduction efforts.

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

Capital Resources and Financial Condition

We have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue around current levels, to sustain or improve gross margins, and to control operating expenses in order to provide positive cash flow from operating activities. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing credit facilities.

Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources. As of June 30, 2008, we had credit available on our credit facility, described further in the “Long-Term Debt” section below.

Generation of positive cash flow from operating activities has historically been an important source of our cash to fund operating needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. We have taken many actions to offset the negative impact of increased competition in the backup, archive and recovery market. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of the group lenders that provide our credit facility to do any of the following:

•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under, or termination of, the revolving credit line and term loan, or

•	Approve any other amendments to our credit facility we may seek to obtain in the future.

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at June 30, 2008, this would mean $290.0 million would become immediately payable.

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

Long-term Debt

To fund our acquisition of ADIC in August 2006, we entered into a secured senior credit facility (“August 2006 credit facility”) with a group of lenders that provided a $150 million revolving credit line, a $225 million term loan and a $125 million second lien term loan with maturity dates of August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

On July 12, 2007, we refinanced our August 2006 credit facility by entering into another senior secured credit agreement (“current credit agreement”) with a different group of lenders, providing a $50 million revolving credit facility and a $400 million term loan. We borrowed $400 million on the term loan to repay all borrowings under our August 2006 credit facility. We incurred and capitalized $8.1 million of loan fees related to this current credit agreement which are included in other long-term assets in our Condensed Consolidated Balance Sheet. These fees are being amortized to interest expense over the respective loan terms.

Under the current credit agreement, the $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date, or convert into equity the existing $160 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 6.30% at June 30, 2008. Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time, subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount if the excess cash flow requirements are not met. The fiscal 2008 calculation of excess cash flow did not require additional principal payments. During the first quarter of fiscal 2009, we made principal payments of $50 million on the term loan and incurred $0.5 million in prepayment fees.

Under the current credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. As of June 30, 2008, we have letters of credit totaling $2.3 million, reducing the available borrowings on the revolver to $47.7 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loan including a limitation on issuing dividends or repurchasing our stock. As of June 30, 2008, we were in compliance with the debt covenants. We did not borrow on the revolving credit facility during the first quarter of fiscal 2009. Our outstanding term debt was $290 million at June 30, 2008. We drew $15 million from our revolving credit facility in July 2008 at an interest rate of 5.96%.

Derivatives

We do not engage in hedging activity for speculative or trading purposes. Since the third quarter of fiscal 2007, we have had an interest rate collar instrument with a financial institution that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.49% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 4.64% and the current three month LIBOR rate on the notional amount. During the first quarter of fiscal 2009, the three month LIBOR rate was below the floor and we incurred $0.4 million in interest expense. During the first quarter of fiscal 2008, the three month LIBOR rate was within the floor and cap.

Under the terms of the current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. During the third quarter of fiscal 2008, we entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 31, 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 31, 2009. The three month LIBOR rate was within the floor and cap of this interest rate collar during the first quarter of fiscal 2009.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the change in fair market value in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets and in interest income and other, net in the Consolidated Statements of Operations. As of June 30, 2008, the cumulative loss on the interest rate collars was $0.9 million and as of March 31, 2008, the cumulative loss on the interest rate collar was $2.2 million.

Off-Balance Sheet Commitments

We have commitments to purchase inventory of $61.6 million, described further in Note 17 “Commitments and Contingencies.” We also have commitments related to our operating leases. For additional details refer to our Annual Report on Form 10-K, for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 13, 2008.

As of June 30, 2008, we have commitments to provide an additional $1.2 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made as capital calls are received, thus we cannot estimate when those payments will be made.

As of June 30, 2008, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the three months ended June 30, 2008. Our ability to repurchase common stock is restricted under our current credit agreement.

Other than the indemnification obligations described in Note 9 “Accrued Warranty and Indemnification” and the commitments described above or in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2008 filed with the SEC June 13, 2008, we do not have any other off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the accounting policies requiring our most difficult, subjective or complex judgments because of the need to make estimates about the effect of matters that are inherently uncertain are unchanged and have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC on June 13, 2008.

RECENT ACCOUNTING PRONOUCEMENTS

See Note 18 “Recent Accounting Pronouncements” for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

MARKET INTEREST RATE RISK

Changes in interest rates affect interest expense on our term debt and interest income earned on our cash equivalents. Changes in interest rates also affect interest expense if interest rates are not within the floor and cap on our interest rate collars.

Our cash equivalents consisted solely of money market funds during the three months ended June 30, 2008. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.1 million decrease in interest income for the three months ended June 30, 2008.

Our outstanding convertible subordinated notes in the aggregate principal amount of $160 million have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these notes.

Interest accrues on our term loan at our option, based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. We have selected the LIBOR rate plus 3.5% since inception; however, we have no limitation on selecting either the prime rate or LIBOR rate plus applicable margin.

Under the terms of our current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. We have two interest rate collars that meet this requirement. We have an interest rate collar that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. We have another interest rate collar that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008.

The following table shows the total impact to interest expense from a hypothetical 100 basis point increase and decrease in interest rates (in thousands):

	Three months ended June 30, 2008
	Hypothetical 100 basis point increase in interest rates	Hypothetical 100 basis point decrease in interest rates
Interest expense increase (decrease) on term debt	$846	$(846)
Interest expense increase (decrease) from collars	(224)	243

Net interest expense increase (decrease)	$622	$(603)

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

THE READER SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q, BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

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

In connection with our acquisition of ADIC, we borrowed $496.5 million under our credit facility with KeyBank in August 2006, adding a significant amount of indebtedness and interest expense to our obligations. During fiscal 2008, we refinanced our acquisition-related debt, repaying KeyBank in full and borrowing $400 million from Credit Suisse First Boston on our current credit agreement. As of June 30, 2008, the total amount outstanding under the current credit agreement was $290 million. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

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

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. As of March 31, 2008, we currently hold 499 U.S. patents and have 161 U.S. patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers, and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Enforcing our intellectual property rights can sometimes only be accomplished through the use of litigation, such as in our current litigation with Riverbed Technology described in Note 16 “Litigation,” which can be lead to substantial costs and uncertainty. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S.

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

Five institutional investors owned approximately 49% of our common stock as of March 31, 2008. If any or all of these investors were to decide to purchase additional shares or to sell some or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighs buying demand and our stock price declined.

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

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of chemicals, gases and other hazardous substances used in our manufacturing processes, air emissions, waste discharges, waste disposal, the investigation and remediation of soil and ground water contamination, as well as requirements for the design and disposition of and materials used in our products. Directives in the European Union impose a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment and the use of some heavy metals including lead and some flame retardants in electronic products and components. New European Union legislation might further restrict allowable materials in our products in the future, and we anticipate that other domestic and international jurisdictions will introduce similar requirements in the future. We have implemented procedures and will likely continue to introduce new processes to comply with this legislation. However, this legislation may adversely affect our manufacturing costs or product sales by requiring us to acquire costly equipment or materials, or to incur other significant expenses in adapting our manufacturing processes or waste and emission disposal processes. Furthermore, environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition, and results of operations.

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

The Exhibit Index beginning on page 40 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President and Chief Financial Officer

Dated: August 8, 2008

QUANTUM CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

2.1	Agreement and Plan of Merger by and among Quantum Corporation, Agate Acquisition Corporation and Advanced Digital Information Corporation, dated as of May 2, 2006.	8-K	001-13449	2.1	May 5, 2006

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007

3.2	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

3.4	Certificate of Amendment of Amended and Restated By-laws of Registrant, effective August 23, 2007	8-K	001-13449	3.1	August 29, 2007

4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999

4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

4.4	Second Amendment to the Amended and Restated Preferred Shares Rights Plan, dated November 1, 2006.	8-K	001-13449	4.1	November 6, 2006

4.5	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003

31.1 ‡	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2 ‡	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2 †	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

‡	Filed herewith.

†	Furnished herewith