Form 10-Q
period 2008-09-30
QUANTUM CORP /DE/
filed 2008-11-07
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of the close of business on October 31, 2008, approximately 210.1 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per-share data)

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Product revenue	$143,192	$184,973	$300,776	$366,604
Service revenue	41,579	39,008	83,836	79,112
Royalty revenue	30,619	24,526	52,569	48,559

Total revenue	215,390	248,507	437,181	494,275
Cost of product revenue	99,631	141,595	214,634	278,738
Cost of service revenue	32,884	28,637	64,833	58,968
Restructuring charges related to cost of revenue	—	—	—	237

Total cost of revenue	132,515	170,232	279,467	337,943
Gross margin	82,875	78,275	157,714	156,332
Operating expenses:
Research and development	18,766	22,500	37,756	48,858
Sales and marketing	38,148	34,253	78,185	69,609
General and administrative	19,820	17,986	41,845	39,503
Restructuring charges	457	217	407	9,331

	77,191	74,956	158,193	167,301

Income (loss) from operations	5,684	3,319	(479)	(10,969)
Interest income and other, net	(385)	1,512	1,097	5,869
Interest expense	(7,510)	(24,199)	(16,285)	(37,833)

Loss before income taxes	(2,211)	(19,368)	(15,667)	(42,933)
Income tax provision	1,053	1,099	1,935	119

Net loss	$(3,264)	$(20,467)	$(17,602)	$(43,052)

Basic and diluted net loss per share	$(0.01)	$(0.10)	$(0.08)	$(0.21)
Basic and diluted weighted-average common and common equivalent shares	208,960	201,142	207,943	199,700

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$33,177	$93,643
Accounts receivable, net of allowance for doubtful accounts of $5,916 and $5,746, respectively	148,022	182,998
Inventories, net	77,318	75,995
Deferred income taxes	12,138	12,060
Other current assets	29,761	30,601

Total current assets	300,416	395,297
Long-term assets:
Property and equipment, less accumulated depreciation	33,505	39,271
Service parts for maintenance, less accumulated amortization	75,409	77,211
Purchased technology, less accumulated amortization	60,819	74,667
Other intangible assets, less accumulated amortization	66,925	75,223
Goodwill	390,776	390,776
Other long-term assets	12,496	13,280

Total long-term assets	639,930	670,428

	$940,346	$1,065,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,992	$97,965
Accrued warranty	15,240	19,862
Deferred revenue, current	74,137	73,525
Current portion of long-term debt	4,000	4,000
Accrued restructuring charges	3,514	3,834
Other accrued liabilities	79,915	82,997

Total current liabilities	254,798	282,183
Long-term liabilities:
Deferred revenue, long-term	33,896	31,152
Deferred income taxes	13,892	13,640
Long-term debt	246,000	336,000
Convertible subordinated debt	160,000	160,000
Other long-term liabilities	14,176	14,746

Total long-term liabilities	467,964	555,538
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000 shares authorized; 210,067 and 206,927 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	2,101	2,069
Capital in excess of par value	345,040	337,332
Accumulated deficit	(137,101)	(119,499)
Accumulated other comprehensive income	7,544	8,102

Stockholders’ equity	217,584	228,004

	$940,346	$1,065,725

See accompanying notes to Condensed Consolidated Financial Statements

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(17,602)	$(43,052)
Adjustments to reconcile net loss to net cash provided by (used in) used in operating activities:
Depreciation	8,524	15,245
Amortization	32,401	42,763
Realized gain on sale of investment	—	(2,122)
Deferred income taxes	174	(14)
Share-based compensation	5,760	6,519
Fixed assets written off in restructuring	—	568
Changes in assets and liabilities, net of effects from acquisition and sale of subsidiary:
Accounts receivable, net	34,976	(48,828)
Inventories, net	(7,490)	9,650
Service parts for maintenance	(1,099)	62
Accounts payable	(19,973)	512
Accrued warranty	(4,622)	(6,587)
Deferred revenue	3,356	4,709
Income taxes payable	(154)	(621)
Accrued restructuring charges	(320)	(3,647)
Other assets and liabilities	(3,352)	1,294

Net cash provided by (used in) operating activities	30,579	(23,549)
Cash flows from investing activities:
Purchases of marketable securities	—	(65,000)
Proceeds from sale of marketable securities	—	100,000
Purchases of property and equipment	(3,025)	(13,831)
Proceeds from sale of investment	—	5,441
Proceeds from sale of subsidiary, net of cash sold	—	2,176

Net cash provided by (used in) investing activities	(3,025)	28,786
Cash flows from financing activities:
Borrowings of long-term debt	—	441,953
Repayments of long-term debt	(90,000)	(432,500)
Proceeds from issuance of common stock, net	1,980	9,018

Net cash provided by (used in) financing activities	(88,020)	18,471
Net increase (decrease) in cash and cash equivalents	(60,466)	23,708
Cash and cash equivalents at beginning of period	93,643	59,926

Cash and cash equivalents at end of period	$33,177	$83,634

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$14,571	$26,446
Income taxes, net of refunds	$1,216	$(3,582)
Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee share-based awards	$759	$1,082

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

Note 2: BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2008 has been derived from the audited financial statements at that date. However, it does not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2008, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 13, 2008. Certain prior period balances in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation. These reclassifications have no effect on total assets, stockholders’ equity, net loss or cash flows as previously presented.

Note 3: SIGNIFICANT ACCOUNTING POLICIES; ADOPTION OF ACCOUNTING STANDARDS

The significant accounting policies used in the preparation of our Condensed Consolidated Financial Statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 13, 2008.

Adoption of SFAS No. 157, Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), on April 1, 2008 for financial assets and liabilities. We elected to defer adoption of SFAS No. 157 for our non-financial assets and liabilities until April 1, 2009 as permitted by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157.

Following is a summary table of fair values and the related carrying amounts of our financial assets and liabilities (in thousands):

	As of September 30, 2008		As of March 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money Market Funds	$13,550	$13,550	$59,985	$59,985
Liabilities
Derivatives	419	419	2,188	2,188

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

Level 1:	Quoted (observable) market prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than Level 1 that are observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

Following are the fair values of our financial instruments as of September 30, 2008 by input level as defined by SFAS No. 157:

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds	$13,550	$—	$—	$13,550
Liabilities
Derivatives	—	419	—	419

Note 4: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Overview

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, consultants, officers and affiliates. The Plans have 110.6 million shares of stock authorized as of September 30, 2008.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan has 51.8 million shares authorized as of September 30, 2008.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Share-based compensation
Cost of revenue	$603	$572	$958	$938
Research and development	807	1,058	1,572	1,917
Sales and marketing	972	1,000	1,713	1,583
General and administrative	684	1,039	1,517	2,081

	$3,066	$3,669	$5,760	$6,519

Share-based compensation (by type of award)
Stock options	$783	$1,449	$1,796	$2,819
Restricted stock	1,813	1,734	2,959	2,806
Stock purchase plan	470	486	1,005	894

	$3,066	$3,669	$5,760	$6,519

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Stock Options

The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the second quarter and first six months of fiscal 2009 and 2008 were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Option life (in years)	4.0	3.8	4.0	3.8
Risk-free interest rate	3.10%	4.74%	2.79%	4.61%
Stock price volatility	48.27%	44.09%	47.05%	44.55%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$0.72	$1.25	$0.77	$1.23

Restricted Stock

The fair value of the restricted stock awards granted is the intrinsic value as of the respective grant date since the restricted stock awards are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock awards granted during the second quarter and first six months of fiscal 2009 were $1.40 and $1.43, respectively. The weighted-average grant date fair values of restricted stock awards granted during the second quarter and first six months of fiscal 2008 were $3.09 and $3.02, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter of fiscal 2009 and 2008, respectively, was estimated at the date of the grant. The weighted-average fair values and the assumptions used in calculating fair values during the three and six month periods ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Option life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	1.98%	5.04%	1.98%	5.04%
Stock price volatility	61.57%	35.72%	61.57%	35.72%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$0.51	$0.77	$0.51	$0.77

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2008	28,167	$3.27
Granted	1,941	1.95
Exercised	(61)	1.41
Expired	(878)	5.24
Forfeited	(2,338)	3.55

Outstanding as of September 30, 2008	26,831	3.09	4.35	$47

Vested and expected to vest at September 30, 2008	25,748	3.12	4.30	47

Exercisable as of September 30, 2008	19,189	3.36	3.96	47

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2008	4,908	$2.48
Granted	3,781	1.43
Vested	(1,684)	2.74
Forfeited	(213)	2.75

Nonvested at September 30, 2008	6,792	1.82

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

$8,316

Note 6: OTHER INVESTMENTS

Other investments consist of private technology venture limited partnerships that are recorded in other long-term assets on the Condensed Consolidated Balance Sheets. At September 30, 2008 and March 31, 2008, we held $2.5 million and $2.1 million, respectively, of investments in private technology venture limited partnerships that are accounted for under the equity method. We recorded income of $0.2 million and $0.3 million for the three and six months ended September 30, 2008, respectively, related to these limited partnership investments as compared to negligible losses for the three and six month periods ending September 30, 2007. Gains and losses realized from these investments are included in interest and other income, net on the Condensed Consolidated Statements of Operations.

We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability.

Note 7: INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first out basis. We evaluate the need for inventory allowances associated with obsolete, slow-moving and nonsalable inventory by reviewing current transactions and forecasted product demand. Inventories, net, consisted of the following (in thousands):

	September 30, 2008	March 31, 2008
Raw materials and purchased parts	$50,977	$45,006
Work in process	4,401	3,256
Finished goods	37,203	44,240

	92,581	92,502
Allowance for inventory obsolescence	(15,263)	(16,507)

	$77,318	$75,995

Note 8: GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2008 and March 31, 2008, goodwill and intangible assets, net of amortization, were $518.5 million and $540.7 million, respectively, and represented approximately 55% and 51% of total assets, respectively. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. One of the indicators of impairment under SFAS No. 142, Goodwill and Other Intangible Assets, is a significant adverse change in legal factors or in the business climate. As a result of the financial market downturn in September, we performed an interim impairment review during the second quarter of fiscal 2009. Based on this review, we concluded no goodwill impairment existed as of September 30, 2008 as our estimated fair value exceeded carrying value. We will continue to monitor relevant market and economic conditions, including the price of our stock, and will perform the appropriate impairment reviews in the future as necessary should conditions continue to deteriorate such that we believe the value of our goodwill or other intangible assets could be impaired. If our stock price continues to decrease, it is possible that our fair value could fall below our carrying value, which may result in goodwill impairment in the future.

Intangible Assets

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to ten years. In estimating the useful lives of intangible assets, we consider the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	Our tape automation products and our disk-based backup products, in particular, have long development cycles; these products and our software products have experienced long product life cycles; and

•	Our ability to leverage core technology into backup, recovery and archive solutions and, therefore, to extend the lives of these technologies.

The following is the weighted average amortization period for our intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	7.5
Non-compete agreements	5.0
Customer lists	7.0
All intangible assets	6.6

The following provides a summary of the carrying value of intangible assets and related accumulated amortization (in thousands):

	As of September 30, 2008			As of March 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,619	$(127,800)	$60,819	$188,619	$(113,952)	$74,667
Trademarks	27,260	(24,291)	2,969	27,260	(22,678)	4,582
Non-compete agreements	500	(218)	282	500	(168)	332
Customer lists	108,218	(44,544)	63,674	108,218	(37,909)	70,309

	$324,597	$(196,853)	$127,744	$324,597	$(174,707)	$149,890

The total amortization expense related to intangible assets was (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Purchased technology	$6,830	$8,253	$13,848	$16,967
Trademarks	807	899	1,613	1,797
Non-compete agreements	25	25	50	50
Customer lists	3,310	3,324	6,635	6,649

	$10,972	$12,501	$22,146	$25,463

The total expected future amortization related to intangible assets is (in thousands):

Amortization
Six months ending March 31, 2009	$18,057
Fiscal 2010	36,113
Fiscal 2011	28,679
Fiscal 2012	20,498
Fiscal 2013	12,904
Fiscal 2014 and thereafter	11,493

Total as of September 30, 2008	$127,744

Note 9: ACCRUED WARRANTY AND INDEMNIFICATIONS

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Beginning balance	$18,519	$26,807	$19,862	$30,669
Additional warranties issued	3,548	6,413	8,153	12,218
Adjustments for warranties issued in prior fiscal years	(1,432)	—	(872)	—
Settlements	(5,395)	(9,138)	(11,903)	(18,805)

Ending balance	$15,240	$24,082	$15,240	$24,082

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

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of September 30, 2008, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by the insurance coverage that we maintain.

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

Note 10: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

Convertible subordinated debt

On July 30, 2003, we issued 4.375% convertible subordinated notes in the aggregate principal amount of $160.0 million in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. As of August 5, 2008, we may redeem the notes per our convertible subordinated debt agreement; however, our current senior secured credit agreement described below prohibits cash redemption of the convertible subordinated notes.

Long-term debt

To fund our acquisition of Advanced Digital Information Corporation (“ADIC”) in August 2006, we entered into a secured senior credit facility (“August 2006 credit facility”) with a group of lenders that provided a $150.0 million revolving credit line, a $225.0 million term loan and a $125.0 million second lien term loan with maturity dates of August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

On July 12, 2007, we refinanced our August 2006 credit facility by entering into another senior secured credit agreement (“current credit agreement”) with a different group of lenders, providing a $50.0 million revolving credit facility and a $400.0 million term loan. We borrowed $400.0 million on the term loan to repay all borrowings under our August 2006 credit facility. We incurred and capitalized $8.1 million of loan fees related to this current credit agreement which are included in other long-term assets in our Condensed Consolidated Balance Sheets. These fees are being amortized to interest expense over the respective loan terms. In conjunction with the repayment of our August 2006 credit facility, the unamortized debt costs of $8.1 million related to that borrowing were written off to interest expense in the second quarter of fiscal 2008 and are included as a component of amortization in the Condensed Consolidated Statements of Cash Flows. Additionally, we incurred $4.5 million in prepayment fees when we repaid our August 2006 credit facility.

Under the current credit agreement, the $400.0 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not refinance to extend the maturity date or convert into equity $135.0 million of the existing $160.0 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 7.26% at September 30, 2008.

Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time. We were subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount if the excess cash flow requirements are not met. The fiscal 2008 calculation of excess cash flow did not require additional principal payments. During the second quarter of fiscal 2009, we made principal payments of $40.0 million on the term loan. For the six months ended September 30, 2008, we made principal payments of $90.0 million on the term loan and incurred $0.5 million in prepayment fees.

Under the current credit agreement we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility. We drew $15.0 million from our revolving credit facility in July 2008 at an interest rate of 5.96% which was fully repaid in August 2008. As of September 30, 2008, we have letters of credit totaling $2.3 million, reducing the available borrowings on the revolver to $47.7 million. We drew $16.0 million from our revolving credit facility in early October 2008 at an initial interest rate of 7.50%, a portion of which was repaid in October 2008.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loan including a limitation on issuing dividends or repurchasing our stock. As of September 30, 2008, we were in compliance with all debt covenants. Our outstanding term debt was $250.0 million at September 30, 2008.

Note 11: DERIVATIVES

We do not engage in hedging activity for speculative or trading purposes. Since the third quarter of fiscal 2007, we have had an interest rate collar instrument with a financial institution that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. During the second quarter and first six months of fiscal 2009, the three month LIBOR rate was below the floor and we incurred $0.4 million and $0.8 million, respectively, in additional interest expense. During the second quarter and first six months of fiscal 2008, the three month LIBOR rate was within the floor and cap.

Under the terms of the current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. To address this requirement, during the third quarter of fiscal 2008, we entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 31, 2008 and fixes the interest rate on $100.0 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 31, 2009. For this interest rate collar, the three month LIBOR rate was within the floor and cap during the second quarter and first six months of fiscal 2009.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the change in fair market value in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of September 30, 2008, the cumulative loss on the interest rate collars was $0.4 million and as of March 31, 2008, the cumulative loss on the interest rate collars was $2.2 million.

Note 12: RESTRUCTURING CHARGES

In recent years, we have taken steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. In the second quarter of fiscal 2009, we initiated a restructuring action to better align our research and development investments with market growth opportunities. During fiscal 2008, management continued executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. The restructuring charges that resulted from those cost reduction efforts related to the outsourcing of certain manufacturing, repair and service operations, consolidation of our operations and partnering with a third party on certain research and development efforts. Substantially all restructuring efforts related to the ADIC acquisition were completed as of March 31, 2008.

The types of restructuring expense (benefit) for the three and six months ended September 30, 2008 and 2007 were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
By expense type
Severance and benefits	$1,253	$(468)	$1,203	$7,073
Facilities	(796)	612	(796)	1,511
Fixed assets	—	208	—	568
Other	—	(135)	—	416

Total	$457	$217	$407	$9,568

By cost reduction action
Consolidate operations supporting our business	$44	$217	$(6)	$4,004
Partner with third party on certain research and development efforts	413	—	413	5,564

Total	$457	$217	$407	$9,568

Fiscal 2009

During the second quarter of fiscal 2009, severance and benefits expenses were primarily the result of canceling a next-generation tape automation project and to realize additional efficiencies identified as a result of our fiscal 2008 partnership with a third party on certain research and development efforts. We finalized liquidation of a European subsidiary and its related facilities, originally accrued in the third quarter of fiscal 2008. This liquidation resulted in an $0.8 million reversal of facility restructuring in the second quarter of fiscal 2009, largely offsetting the $1.3 million severance restructuring described above. For the six months ended September 30, 2008 restructuring for severance and benefits also included a reversal primarily due to changes in estimates of severance and benefits payable to impacted employees.

Fiscal 2008

During the first six months of fiscal 2008, our severance and benefits expenses were primarily the result of our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations. The $7.1 million in severance expenses in the first six months of fiscal 2008 were offset in part by reversals of $1.5 million primarily due to new information regarding certain employees subject to previous restructuring actions.

We continued activities to consolidate our operations into fewer locations during the first six months of fiscal 2008. We vacated a facility in the United Kingdom and incurred early termination fees for telephone and data services, including such costs related to the Malaysia facility that was sold at the beginning of the quarter. In addition, we vacated a portion of our Boulder, Colorado facility. We also recorded $0.2 and $0.6 million in fixed asset write-offs in the second quarter and first six months of fiscal 2008, respectively, related to disposal of fixed assets due to consolidating operations within our European locations.

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

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended September 30, 2008
	Severance and Benefits	Facilities	Other	Total
Balance as of June 30, 2008	$194	$2,548	$599	$3,341
Restructuring costs	1,253	—	—	1,253
Reversals	—	(796)	—	(796)
Cash payments	(3)	(196)	—	(199)
Non-cash reversals	(16)	(69)	—	(85)

Balance as of September 30, 2008	$1,428	$1,487	$599	$3,514

	Six Months Ended September 30, 2008
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2008	$503	$2,732	$599	$3,834
Restructuring costs	1,253	—	—	1,253
Reversals	(50)	(796)	—	(846)
Cash payments	(260)	(331)	—	(591)
Non-cash reversals	(18)	(118)	—	(136)

Balance as of September 30, 2008	$1,428	$1,487	$599	$3,514

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2009	$1,253	$480	$599	$2,332
Fiscal 2010 to 2013	175	1,007	—	1,182

	$1,428	$1,487	$599	$3,514

The $3.5 million restructuring accrual as of September 30, 2008 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for research and development programs. We expect the noncancellable purchase obligations to be paid in fiscal 2009 and the severance and benefits to be paid in fiscal 2009 and early fiscal 2010. The facilities charges relating to vacant facilities in Europe and the U.S. will be paid over their respective lease terms, which continue through fiscal 2013.

Note 13: INCOME TAXES

We had income tax expense of $1.1 million and $1.9 million for the second quarter and first six months of fiscal 2009, respectively, as compared to $1.1 million and $0.1 million for the second quarter and first six months of fiscal 2008, respectively. Tax expense for the second quarter and first six months of fiscal 2009 and for the second quarter of fiscal 2008 was primarily comprised of foreign income taxes and state taxes. The $0.1 million tax expense for the six months ended September 30, 2007 included expense for foreign income taxes and state taxes of $2.3 million offset by a benefit of $2.2 million related to tax positions in foreign jurisdictions settled during the first quarter of fiscal 2008.

Note 14: NET LOSS PER SHARE

Following is our computation of basic and diluted net loss per share (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net loss	$(3,264)	$(20,467)	$(17,602)	$(43,052)
Weighted average shares outstanding used to compute basic and diluted net loss per share	208,960	201,142	207,943	199,700

Basic and diluted net loss per share	$(0.01)	$(0.10)	$(0.08)	$(0.21)

The computations of diluted net loss per share for the periods presented exclude the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•	Options to purchase 26.8 million shares and 32.6 million shares of Quantum common stock, which were outstanding as of September 30, 2008 and 2007, respectively.

•	Unvested restricted stock of 6.8 million shares and 5.2 million shares at September 30, 2008 and 2007, respectively.

Note 15: COMPREHENSIVE LOSS

Total comprehensive loss, net of tax, if any, for the three and six months ended September 30, 2008 and 2007 was (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net loss	$(3,264)	$(20,467)	$(17,602)	$(43,052)
Net unrealized gains on revaluation of long-term intercompany balance, net of tax	188	—	446	—
Foreign currency translation adjustment	(898)	652	(1,004)	465

Total comprehensive loss	$(3,974)	$(19,815)	$(18,160)	$(42,587)

Note 16: LITIGATION

On October 9, 2007, we filed a lawsuit against Riverbed Technology, Inc. (“Riverbed”) in the U.S. District Court in the Northern District of California, alleging Riverbed’s prior and continuing infringement of a patent held by Quantum related to data de-duplication technology. On November 13, 2007, Riverbed filed a countersuit against Quantum alleging our infringement of a data de-duplication patent held by Riverbed. On September 30, 2008, Quantum and Riverbed settled their mutual patent infringement lawsuits that were pending. The settlement agreement included a mutual covenant not to sue related to the parties’ data de-duplication patents and a one-time $11.0 million payment from Riverbed to Quantum. The mutual covenant not to sue provided for in the settlement agreement operates similarly to a cross license. This $11.0 million was based on prior sales of the parties’ data de-duplication products. In addition, the parties agreed, for a period of three years, not to file any patent infringement lawsuits against the other party. The $11.0 million settlement is recorded in royalty revenue for the second quarter of fiscal 2009 and in accounts receivable as of September 30, 2008. We received this payment from Riverbed in October 2008.

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

Commitment for additional investment

As of September 30, 2008, we had commitments to provide an additional $1.2 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made when commitment calls are received, thus we cannot estimate when those payments will be made. We will invest funds as required until our remaining commitments are satisfied.

Commitments to purchase inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2008, we have issued non-cancelable purchase commitments for $52.4 million to purchase finished goods from our contract manufacturers in future periods. We also accrued $1.6 million at both September 30, 2008 and March 31, 2008 for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 18: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — a Replacement of FASB Statement No. 141 (“SFAS No. 141(R)”). The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. The statement also applies to the treatment of taxes from prior business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be re-measured to fair value each subsequent reporting period. We will adopt SFAS No. 141(R) at the beginning of our 2010 fiscal year, or April 1, 2009. We do not expect this statement will have a significant impact on our consolidated financial position or results of operations when adopted.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). The statement changes how non-controlling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt this statement on April 1, 2009, which is the beginning of our 2010 fiscal year. Currently all of our subsidiaries are wholly-owned, and therefore we do not anticipate any significant impact on our financial position or results of operations when adopted.

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

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. We will adopt the statement on April 1, 2009 which is the beginning of our 2010 fiscal year. We do not expect adoption of FSP No. 142-3 to have a significant impact on our consolidated financial position or results of operations.

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

Note 19: SUBSEQUENT EVENT

We received notification from the New York Stock Exchange (“NYSE”) on October 27, 2008 that we are not in compliance with the NYSE’s continued listing standard requiring that stocks trade at a minimum average closing price of $1.00 for thirty consecutive trading days. Under NYSE rules, we must inform the NYSE by November 10, 2008, of our intent to cure the average stock price deficiency, and we intend to do so. Under the NYSE rules, we have until April 27, 2009, to comply with the listing standard. Our stock will continue to be listed on the NYSE during the six-month cure period, subject to compliance with other NYSE continued listing requirements.

We may choose to cure the stock price deficiency through a reverse stock split. On August 19, 2008, our shareholders authorized our Board of Directors to select and file one of several possible amendments to our amended and restated certificate of incorporation which would effect a reverse stock split, pursuant to which any whole number of outstanding shares of our common stock between and including four and twelve would be combined into one share of such stock. The authorization granted our directors the flexibility to decide whether or not a reverse stock split, and at what ratio, would be in the best interests of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology; (2) our expectations regarding the amounts and timing of any future restructuring charges, including cost savings resulting therefrom; (3) our belief regarding our remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor; (4) our belief that our existing cash and capital resources will be sufficient for the next 12 months; (5) our goals for future operating performance; (6) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; (7) our expectations about the timing and maximum amounts of our future contractual payment obligations; (8) our expectations relating to growing our disk-based backup, software and services businesses; (9) our expectations regarding our ongoing efforts to reduce our cost structure; (10) our research and development plans and focuses; (11) our intent to cure and comply with the average stock price listing standard of the New York Stock Exchange (“NYSE”) by improving our results or enacting a reverse stock split; and (12) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) the consequences of the U.S. and global financial crisis resulting from adverse changes in the U.S. housing and asset-backed securities markets; (4) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (5) our ability to realize anticipated benefits from the Advanced Digital Information Corporation (“ADIC”) acquisition; (6) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) our ability to pay down the principal and interest on our indebtedness; (11) the availability of credit on terms that are beneficial to us, particularly in light of the continuing global credit crisis; (12) our ability to maintain supplier relationships; and (13) those factors discussed under “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

We earn our revenue from the sale of products, systems and services through an array of channel partners to reach end user customers, which range in size from small businesses and satellite offices to government agencies and large, multinational corporations. Our products are sold under the Quantum brand name and under the names of various OEM customers. We face a variety of challenges and opportunities in responding to the competitive dynamics of the technology market which is characterized by rapid change, evolving customer demands and intense competition, including competition with several companies that are also significant customers.

The worldwide economic climate deteriorated significantly during the second quarter of fiscal 2009, creating challenges for many companies. The global financial crisis has impacted our business; however, our top priority in fiscal 2009 continues to be growing our branded revenue, particularly our disk-based backup systems and software solutions, in order to improve profitability and increase shareholder value. We continue to believe delivering a better operating model, creating more growth potential and reducing our outstanding debt are also important drivers to improve profitability and increase shareholder value.

Our objectives to achieve these priorities in the second half of fiscal 2009 include our continued focus on growth opportunities by building upon our disk-based backup systems and software solutions; shifting our revenue mix to higher margin areas of our business, especially our branded business; and continued generation of cash flow from operations to allow us to pay down our term debt and reduce our interest costs. In addition, we have reduced investments in declining market segments and will continue our efforts to reduce costs while retaining a solid execution platform.

Our revenue performance for the second quarter of fiscal 2009 was below expectations. We believe we have taken many actions to deliver improved revenue results; however, the global financial crisis impacted our ability to close business at the end of the quarter. We had numerous customers defer purchases that typically would have closed during the quarter. We believe that many of these sales will close in the coming quarters given the strong demand for data de-duplication and replication in the storage market, but there remains a significant risk that demand for backup, storage and archive solutions will soften further as our customers manage their IT investments more carefully. Additionally, we are observing longer sales cycles for many of our products for this same reason.

Despite the revenue decline, we made progress in the second quarter of fiscal 2009 toward achievement of our goals. Although our branded revenue was lower than plan, our gross margins increased due to revenue mix improvements. We settled litigation with Riverbed Technology, Inc. (“Riverbed”) and received a one-time payment of $11.0 million which was recorded as royalty revenue. The $11.0 million royalty revenue contributed to improved gross margins and was the primary driver of income from operations.

For the second quarter of fiscal 2009, branded revenue increased to 66% of non-royalty revenue from 63% in the second quarter of fiscal 2008. We continued to demonstrate growth in our higher margin disk-based backup systems and software solutions in the second quarter of fiscal 2009. We generated additional cash flow from operations and repaid $40.0 million of our term debt during the quarter. We had a $5.7 million quarterly operating profit in the second quarter of fiscal 2009 compared to a $6.2 million quarterly operating loss in the first quarter of fiscal 2009. Quarterly operating profits increased $2.4 million from the second quarter of fiscal 2008.

During the second quarter of fiscal 2009, revenue decreased by $33.1 million to $215.4 million from the same quarter last year. The revenue decrease was primarily due to a decrease in product revenue from tape automation systems and to a lesser extent from devices and media products. Partially offsetting these decreases were increased product revenues from disk-based backup systems and software solutions from the newly released DXi7500 and software licensing and distribution with our software partner EMC. Moderating the total revenue decrease was increased royalty revenue due to the Riverbed settlement and increased service revenue.

Although revenue decreased for the quarter, our gross margin percentage increased 700 basis points to 38.5% due to the change in product revenue sales mix and the $11.0 million royalty revenue resulting from the Riverbed settlement. Gross margin also increased because product sales through our branded channels comprised a larger percentage of non-royalty revenue in the second quarter of fiscal 2009 compared to the same quarter of the prior year. Sales of branded products typically generate higher gross margins than sales to our OEM customers. Gross margin was also favorably impacted due to our shift in sales mix toward higher margin disk-based systems and software solutions and from cost reduction measures implemented in prior periods.

Operating expenses increased for the current quarter compared to the same quarter last year primarily due to increased sales and marketing expenses and general and administrative expenses partially offset by decreased research and development costs. Sales and marketing expenses increased in line with our emphasis on growing our branded business while increased legal expenses to protect our intellectual property were the primary driver of increased general and administrative expenses. Research and development costs declined in the quarter primarily due to decreased compensation expenses from headcount reductions implemented in prior periods. Although operating expenses increased, we generated income from operations largely due to increased gross margins.

During the quarter, we repaid $40.0 million of the term loan on our credit facility. Since August 2006, we have repaid approximately 50%, or $246.5 million, of our acquisition-related debt. Interest expense continued to decrease from prior quarters due to the combination of lower interest rates on a lower outstanding debt balance. As of September 30, 2008, our outstanding term debt balance was $250.0 million.

We received notification from the NYSE on October 27, 2008 that we are not in compliance with the NYSE’s continued listing standard requiring that stocks trade at a minimum average closing price of $1.00 for thirty consecutive trading days. Under NYSE rules, we must inform the NYSE by November 10, 2008, of our intent to cure the average stock price deficiency, and we intend to do so. Under the NYSE rules, we have until April 27, 2009, to comply with the listing standard. Our stock will continue to be listed on the NYSE during the six-month cure period, subject to compliance with other NYSE continued listing requirements. We expect we will comply with the listing standard by April 27, 2009 either by sufficiently improving our results leading to an increased stock price or through a reverse stock split to cure the deficiency. At our August 19, 2008 annual meeting, our shareholders authorized our Board of Directors to select and file one of several possible amendments to our amended and restated certificate of incorporation which would effect a reverse stock split, pursuant to which any whole number of outstanding shares of our common stock between and including four and twelve would be combined into one share of such stock. The authorization granted our directors the flexibility to decide whether or not a reverse stock split, and at what ratio, would be in the best interests of the Company.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(in thousands)	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Product revenue	$143,192	66.5%	$184,973	74.4%	$(41,781)	(22.6)%
Service revenue	41,579	19.3%	39,008	15.7%	2,571	6.6%
Royalty revenue	30,619	14.2%	24,526	9.9%	6,093	24.8%

Total revenue	$215,390	100.0%	$248,507	100.0%	$(33,117)	(13.3)%

	Six Months Ended
	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Product revenue	$300,776	68.8%	$366,604	74.2%	$(65,828)	(18.0)%
Service revenue	83,836	19.2%	79,112	16.0%	4,724	6.0%
Royalty revenue	52,569	12.0%	48,559	9.8%	4,010	8.3%

Total revenue	$437,181	100.0%	$494,275	100.0%	$(57,094)	(11.6)%

Total revenue decreased in the second quarter and first six months of fiscal 2009 compared to the second quarter and first six months of fiscal 2008 primarily due to lower tape automation systems revenue in North America and Europe and to a lesser extent decreased revenue from devices and non-royalty media. Moderating the total revenue decrease were increases in royalty revenue due to the Riverbed settlement and increased service revenue. We expect total revenue for the second half of fiscal 2009 between $400 million and $450 million, approximating total revenue for the first six months of fiscal 2009. Our fiscal third quarter has been our strongest revenue quarter in past years; however, the risks of lower demand and longer sales cycles due to uncertainty about the economic environment may diminish or eliminate the traditional strength of our fiscal third quarter.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased for the second quarter and first six months of fiscal 2009 compared to the same periods of fiscal 2008. Decreased branded product sales comprised slightly more of the product revenue decline in the second quarter of fiscal 2009 than was attributable to decreased sales to our OEM customers. The product revenue decrease for the first six months of fiscal 2009 was primarily due to decreased sales to our OEM customers. Product revenue decreases in the second quarter and first six months of fiscal 2009 were primarily due to decreased revenue from tape automation systems and decreased revenue from devices and media products. These decreases were partially offset by increased sales of disk-based backup systems and software solutions in the second quarter and first six months of fiscal 2009.

	Three Months Ended
(in thousands)	September 30, 2008	September 30, 2007	Change
Tape automation systems	$85,841	$110,642	$(24,801)
Devices and non-royalty media	38,822	59,538	(20,716)
Disk-based backup systems and software solutions	18,529	14,793	3,736

Total product revenue	$143,192	$184,973	$(41,781)

	Six Months Ended
	September 30, 2008	September 30, 2007	Change
Tape automation systems	$171,525	$219,084	$(47,559)
Devices and non-royalty media	92,514	123,618	(31,104)
Disk-based backup systems and software solutions	36,737	23,902	12,835

Total product revenue	$300,776	$366,604	$(65,828)

Approximately two-thirds of the tape automation systems revenue decreases for the second quarter and first six months of fiscal 2009 compared to the prior year periods were attributable to reduced sales of OEM products and approximately one-third due to lower branded sales in North America and Europe. We expect increased tape automation systems sales in the future as a result of changes implemented in our branded sales force and our continued focus on selling across our entire portfolio.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined in the second quarter and first six months of fiscal 2009 compared to the prior year periods primarily due to decreased branded and OEM sales of older device technology that is nearing end of life. Media sales also decreased for the second quarter of fiscal 2009 compared to fiscal 2008. We continue to manage our media business opportunistically to maintain sufficient gross margins from media sales. Due to market pricing for media during the second quarter of fiscal 2009, we chose not to pursue additional media sales. For the first six months of fiscal 2009 compared to the prior year period, the decline in device revenues was partially offset by increased media revenue from media sales during the first quarter of fiscal 2009. We expect further declines in our OEM device revenue in the future resulting from older device technology products nearing end of life and our emphasis on higher margin opportunities.

Revenue increases from disk-based backup systems and software solutions in the second quarter and first six months of fiscal 2009 compared to the same periods of fiscal 2008 were primarily due to the addition of the DXi7500 to our disk-based backup systems portfolio and software license revenue from EMC. These increases were offset in part by declines in sales of our legacy disk-based products in both the second quarter and first six months of fiscal 2009. As noted earlier, we are focused on growing our branded revenue in fiscal 2009, particularly our disk-based backup systems and software revenue. We expect increases in our disk-based backup systems and software solutions revenue in the future as our disk-based backup systems continue to gain traction in the market.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty, to provide faster service response time, or both. Service revenue increased $2.6 million and $4.7 million compared to the second quarter and first six months of the prior year, respectively, largely due to increased sales of service contracts to customers of our branded products. We expect continued increases in service revenue in the future as our installed base of branded products continues to grow.

Royalty Revenue

In the second quarter of fiscal 2009, we recorded $11.0 million in royalty revenue in connection with a settlement agreement with Riverbed that contains a mutual covenant to not sue related to the parties’ data de-duplication patents. The covenant not to sue is similar to a cross-license. This $11.0 million was based on prior sales of the parties’ data de-duplication products. See Note 16, “Litigation” for additional information.

Tape media royalties decreased $4.9 million and $7.0 million in the second quarter and first six months of fiscal 2009, respectively, compared to the prior year periods primarily due to lower tape media unit sales sold to licensees. Royalties related to our newer LTO products continue to increase, but at a slower rate than declines in royalties from our maturing DLT products, where we experienced a net reduction in the installed base of DLTtape® drives.

We expect LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as its installed base continues to decrease. For the second half of fiscal 2009, we continue to expect moderately lower tape media royalties compared to the first six months of fiscal 2009.

Gross Margin

	Three Months Ended
(in thousands)	September 30, 2008	Gross margin%	September 30, 2007	Gross margin%	Change	% Change
Gross margin	$82,875	38.5%	$78,275	31.5%	$4,600	5.9%
Product gross margin	43,561	30.4%	43,378	23.5%	183	0.4%
Service gross margin	8,695	20.9%	10,371	26.6%	(1,676)	(16.2)%
Royalty gross margin	30,619	100.0%	24,526	100.0%	6,093	24.8%

	Six Months Ended
	September 30, 2008	Gross margin%	September 30, 2007	Gross margin%	Change	% Change
Gross margin	$157,714	36.1%	$156,332	31.6%	$1,382	0.9%
Product gross margin	86,142	28.6%	87,866	24.0%	(1,724)	(2.0)%
Service gross margin	19,003	22.7%	20,144	25.5%	(1,141)	(5.7)%
Royalty gross margin	52,569	100.0%	48,559	100.0%	4,010	8.3%

Approximately half of the 700 basis point increase in gross margin percentage during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 was due to the change in product revenue sales mix and approximately half was due to the $11.0 million royalty revenue resulting from the Riverbed settlement. The 450 basis point increase in gross margin percentage during the six months ended September 30, 2008 compared to the prior year was primarily due to the change in product revenue sales mix. Over one-third of the gross margin improvement for the first six months of fiscal 2009 was due to the $11.0 million royalty revenue resulting from the Riverbed settlement. Branded sales comprised 66% of non-royalty revenue for both the second quarter and first six months of fiscal 2009 compared to 63% and 60% of non-royalty revenue for the second quarter and first six months of fiscal 2008, respectively. Sales of branded products typically generate higher gross margins than sales to our OEM customers. We expect our gross margin percentage in the second half of fiscal 2009 to remain approximately the same or decrease slightly from the results for the first six months of fiscal 2009. This expectation assumes certain improvements to offset lower gross margin pressure from decreased royalty revenue. Margin improvements due to product mix could be offset by increases in product costs caused by higher fuel prices and other economic factors.

Product Margin

Our product gross margin dollars were relatively unchanged in the second quarter of fiscal 2009 compared to fiscal 2008. Decreased product gross margin dollars for the first six months of fiscal 2009 were primarily due to decreased product revenue for the first six months of fiscal 2009 compared to the first six months of fiscal 2009.

Product gross margin rates increased 690 basis points and 460 basis points in the second quarter and first six months of fiscal 2009, respectively, primarily due to the shift in sales mix toward higher margin disk-based systems and software solutions and away from devices and non-royalty media. Product gross margin rates were favorably impacted by our higher proportion of product sales through branded channels. Cost cutting measures implemented during the prior fiscal year also contributed to improved product gross margins in the second quarter and first six months of fiscal 2009 compared to the same periods of fiscal 2008.

Service Margin

For the three and six months ended September 30, 2008 and 2007, service gross margins decreased 570 basis points and 280 basis points, respectively, largely due to service costs increasing at a higher amount and rate than service revenue increases. Service cost increases were higher for third party service providers, amortization of service parts for maintenance and salaries and benefits. Third party service providers are used to provide service to customers when the third party provider is more cost effective, frequently due to contractual response times and geographic coverage. Our outstanding balance of service parts for maintenance has increased from the prior year, in part due to new product offerings. Salaries and benefits have increased due to increased headcount to provide service to customers due to our larger installed base of branded products.

Research and Development Expenses

	Three Months Ended
(in thousands)	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Research and development	$18,766	8.7%	$22,500	9.1%	$(3,734)	(16.6)%

	Six Months Ended
	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Research and development	$37,756	8.6%	$48,858	9.9%	$(11,102)	(22.7)%

Research and development expenses decreased $3.7 million and $11.1 million in the three and six month periods ended September 30, 2008, respectively, compared to the same periods of the prior year due in part to $1.4 million and $4.2 million, respectively, in reduced salaries and benefits from decreased headcount. External service provider expenses decreased $1.3 million and $2.8 million in the second quarter and first six months of fiscal 2009, respectively, compared to the prior year periods largely due to completion of DXi7500 development and new projects underway that did not require significant outside resources. Depreciation expense was $0.8 million and $2.1 million lower than the second quarter and first six months of fiscal 2008, respectively, primarily due to a number of assets supporting our research and development efforts becoming fully depreciated during the past year. For the second quarter and first six months of fiscal 2009, facilities expenses decreased $0.5 million and $1.1 million, respectively, from the prior year periods due to reductions in the scope of research and development operations during fiscal 2008. We expect research and development costs for the remainder of fiscal 2009 to be about the same as the first half of fiscal 2009. We continue to align our research and development investments with market growth potential, focusing on disk-based backup systems and software solutions development while managing our cost structure in a softening economy.

Sales and Marketing Expenses

	Three Months Ended
(in thousands)	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Sales and marketing	$38,148	17.7%	$34,253	13.8%	$3,895	11.4%

	Six Months Ended
	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Sales and marketing	$78,185	17.9%	$69,609	14.1%	$8,576	12.3%

The $3.9 million and $8.6 million increase in sales and marketing expenses for the second quarter and first six months of fiscal 2009, respectively, compared to the prior year periods was primarily due to $2.3 million and $6.6 million increases, respectively, in salaries and benefits as a result of our larger branded sales force. We are focused on sales of our higher margin branded products, which typically require higher sales and marketing related expenses than sales through OEM channels. We anticipate sales and marketing expenses for the second half of fiscal 2009 will decrease slightly from the first half of fiscal 2009 from actions undertaken to control our cost structure in uncertain economic times.

General and Administrative Expenses

	Three Months Ended
(in thousands)	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
General and administrative	$19,820	9.2%	$17,986	7.2%	$1,834	10.2%

	Six Months Ended
	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
General and administrative	$41,845	9.6%	$39,503	8.0%	$2,342	5.9%

The $1.8 million and $2.3 million increase in general and administrative expenses for the second quarter and first six months of fiscal 2009, respectively, compared to the second quarter and first six months of fiscal 2008 was primarily due to $2.2 million and $4.8 million of increased legal expenses related to our activities to protect our intellectual property in the second quarter and first six months of fiscal 2009, respectively. See Note 16 “Litigation” for additional information related to legal actions. During the second quarter of fiscal 2009, we also had $0.9 million in increased facilities expenses which was largely offset by $1.0 million of decreased audit and accounting related services. During fiscal 2009, a higher proportion of our facilities costs were attributable to general corporate operations as a result of consolidation and outsourcing of certain manufacturing operations and reductions in the scope of research and development operations during fiscal 2008. For the first six months of fiscal 2009, depreciation expense decreased $2.8 million, partially offsetting the increased legal expenses. The decreased depreciation expense for the six months ended September 30, 2008 was due to accelerated depreciation in the prior year related to our former Oracle enterprise resource planning system that was retired during the first quarter of fiscal 2008. We expect quarterly general and administrative expenses during the remainder of fiscal 2009 will be lower than the first half of fiscal 2009 due to a reduction in legal expenses and cost containment measures enacted in recognition of the softening economy.

Restructuring Charges

	Three Months Ended
	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Restructuring charges in operating expense	$457	0.2%	$217	0.1%	$240	110.6%

	Six Months Ended
	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$—	—	$237	0.0%	$(237)	0.0%
Restructuring charges in operating expense	407	0.1%	9,331	1.9%	(8,924)	(95.6)%

Total restructuring charges	$407	0.1%	$9,568	1.9%	$(9,161)	(95.7)%

During the second quarter of fiscal 2009, we initiated a $1.3 million restructuring action to better align our research and development investments with market growth opportunities and to realize additional efficiencies identified as a result of our fiscal 2008 partnership with a third party on certain research and development efforts. We finalized liquidation of a European subsidiary and its related facilities, originally accrued in the third quarter of fiscal 2008. This liquidation resulted in an $0.8 million reversal of facility restructuring in the second quarter of fiscal 2009, largely offsetting the $1.3 million severance restructuring described above. These activities resulted in a $0.2 million increase in restructuring expense compared to the second quarter of fiscal 2008.

Restructuring expense decreased $9.2 million for the first six months of fiscal 2009 largely due to cost reduction actions during the first quarter of the prior year. Restructuring charges during the first six months of fiscal 2008 were primarily the result of severance and benefits incurred from our decision to partner with a third party on certain research and development efforts and to a lesser extent actions taken to improve efficiencies in operations. We also continued consolidating our operations into fewer locations during the second quarter of fiscal 2008 and incurred facility exit costs. For additional information, refer to Note 12 “Restructuring Charges.” Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps.

Interest Income and Other, net

	Three Months Ended
(in thousands)	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Interest income and other, net	$(385)	(0.2)%	$1,512	0.6%	$(1,897)	(125.5)%

	Six Months Ended
	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Interest income and other, net	$1,097	0.3%	$5,869	1.2%	$(4,772)	(81.3)%

The $1.9 million decrease in interest income and other, net for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 was primarily due to the net impact of three items. We had a $2.2 million net decrease in foreign exchange gains and losses due to losses during the second quarter of fiscal 2009 compared to gains in the second quarter of fiscal 2008, as the U.S. dollar strengthened against the euro, the British pound sterling and the Australian dollar in the second quarter of fiscal 2009. Interest income decreased $0.8 million in the second quarter of fiscal 2009 compared to fiscal 2008 due to both lower average balances of interest-earning assets, including cash and cash equivalents and marketable securities, and lower market interest rates. These decreases in the current quarter were partially offset by a $0.8 million increase resulting from gains in the second quarter of fiscal 2009 on the market value of our interest rate hedges required by our term debt agreement compared to a loss in the second quarter of fiscal 2008.

The $4.8 million decrease in interest income and other, net for the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was primarily due to the net impact of four items. We had a $3.1 million net decrease in foreign exchange gains and losses due to losses during the first six months of fiscal 2009 compared to gains in the first six months of fiscal 2008 due to the U.S. dollar strengthening. An additional $2.1 million of the decrease relates to a realized gain in the first quarter of fiscal 2008 on the sale of Data Domain shares we sold in its initial public offering in July 2007. Interest income decreased $1.9 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 due to lower average balances of interest-earning assets and lower market interest rates. These decreases were partially offset by a $2.0 million increase resulting from gains in the first six months of fiscal 2009 on the market value of our interest rate hedges required by our term debt agreement compared to a loss in the first six months of fiscal 2008.

Interest Expense

	Three Months Ended
(in thousands)	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Interest expense	$7,510	3.5%	$24,199	9.7%	$(16,689)	(69.0)%

	Six Months Ended
	September 30, 2008	% of revenue	September 30, 2007	% of revenue	Change	% Change
Interest expense	$16,285	3.7%	$37,833	7.7%	$(21,548)	(57.0)%

Interest expense decreased $16.7 million and $21.5 million compared to the second quarter and first six months of fiscal 2008, respectively, primarily due to $12.6 million in costs to retire our prior debt facility in the second quarter of fiscal 2008. The $12.6 million included recognizing $8.1 million of capitalized debt costs related to the prior debt facility and $4.5 million in prepayment fees. Interest rate decreases also contributed to lower interest expense in the second quarter and first six months of fiscal 2009 compared to the same periods of the prior year. Interest rate decreases were attributable to both market interest rate decreases of LIBOR and refinancing our debt at more favorable terms in July 2007. Our weighted average interest rate on our current credit agreement decreased to 6.95% for the second quarter of fiscal 2009, inclusive of our interest rate collars that fix the interest rate in a specified range for a portion of the term debt. This compares to a weighted average interest rate of 9.07% for the second quarter of fiscal 2008.

Also contributing to reduced interest expense for the second quarter and first six months of fiscal 2009 is the reduction of our outstanding term debt balance resulting from principal payments over the past year. During the second quarter of fiscal 2009, we repaid $40.0 million of the term loan. During the first six months of fiscal 2009, we repaid $90.0 million of the term loan and incurred $0.5 million in prepayment fees. Interest expense decreases from principal payments were partially offset by draws from our revolving credit facility during the second quarter of fiscal 2009. In July 2008 we drew $15.0 million from our revolving credit facility at an interest rate of 5.96% and repaid it in August 2008. Our acquisition-related debt was $250.0 million at September 30, 2008 compared to $380.0 million at September 30, 2007.

In addition to the items noted above, interest expense includes the amortization of debt issuance costs for debt facilities and prepayment fees. For further information, refer to Note 10 “Convertible Subordinated Debt and Long-Term Debt” and Note 11 “Derivatives.” We expect our interest expense in the second half of fiscal 2009 to be slightly lower than interest expense in the first half of fiscal 2009. We anticipate continued use of our revolving credit facility for short term liquidity as business conditions warrant. In early October 2008, we drew $16.0 million from our revolving credit facility at an initial interest rate of 7.50%, a portion of which was repaid in October 2008.

Income Taxes

	Three Months Ended
(in thousands)	September 30, 2008	% of pre- tax income	September 30, 2007	% of pre- tax loss	Change	% Change
Income tax provision	$1,053	(47.6)%	$1,099	(5.7)%	$(46)	(4.2)%

	Six Months Ended
	September 30, 2008	% of pre- tax income	September 30, 2007	% of pre- tax loss	Change	% Change
Income tax provision	$1,935	(12.4)%	$119	(0.3)%	$1,816	1526.1%

We had income tax expense of $1.1 million and $1.9 million for the second quarter and first six months of fiscal 2009, respectively, as compared to $1.1 million and $0.1 million for the second quarter and first six months of fiscal 2008, respectively. Tax expense for the second quarter and first six months of fiscal 2009 and for the second quarter of fiscal 2008 was primarily comprised of foreign income taxes and state taxes. The $0.1 million tax expense for the six months ended September 30, 2007 included expense for foreign income taxes and state taxes of $2.3 million offset by a benefit of $2.2 million related to tax positions in foreign jurisdictions settled during the first quarter of fiscal 2008.

We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain our valuation allowance until sufficient positive evidence exists to support a reversal or decrease in the allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense by classification within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2008	September 30, 2007	Change
Cost of revenue	$6,730	$8,047	$(1,317)
Research and development	100	206	(106)
Sales and marketing	4,117	4,223	(106)
General and administrative	25	25	—

	$10,972	$12,501	$(1,529)

	Six Months Ended
	September 30, 2008	September 30, 2007	Change
Cost of revenue	$13,648	$16,556	$(2,908)
Research and development	200	411	(211)
Sales and marketing	8,248	8,446	(198)
General and administrative	50	50	—

	$22,146	$25,463	$(2,499)

The decrease in intangible asset amortization for the second quarter and first six months of fiscal 2009 was primarily due to purchased technology intangible assets related to the ADIC acquisition that became fully amortized during fiscal 2008. For further information regarding amortization of intangible assets, refer to Note 8 “Goodwill and Intangible Assets.”

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We evaluate goodwill at the entity level because we operate in a single segment. One of the indicators of impairment under SFAS No. 142, Goodwill and Other Intangible Assets, is a significant adverse change in legal factors or in the business climate. As a result of the financial market downturn in September, we performed an interim impairment review during the second quarter of fiscal 2009. Based on this review, we concluded no goodwill impairment exists as of September 30, 2008. During October 2008, we observed that stock prices have declined significantly across industries in markets worldwide, including the U.S. Our stock price has decreased along with virtually all publicly traded companies. We continue to monitor relevant market and economic conditions, including the price of our stock, and will perform the appropriate impairment reviews in the future should conditions deteriorate such that we believe the value of our goodwill could be impaired. If our stock price continues to decrease, it is possible that our fair value could fall below our carrying value, which may result in goodwill impairment in the future.

Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. Although the financial market downturn has negatively impacted our stock price, we believe the carrying values of our individual intangible assets were recoverable as of September 30, 2008. If the economic environment continues to deteriorate, it is possible the fair value of one or more of our intangibles could be reduced below carrying value and we could record an impairment in that period.

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2008	September 30, 2007	Change
Cost of revenue	$603	$572	$31
Research and development	807	1,058	(251)
Sales and marketing	972	1,000	(28)
General and administrative	684	1,039	(355)

	$3,066	$3,669	$(603)

	Six Months Ended
	September 30, 2008	September 30, 2007	Change
Cost of revenue	$958	$938	$20
Research and development	1,572	1,917	(345)
Sales and marketing	1,713	1,583	130
General and administrative	1,517	2,081	(564)

	$5,760	$6,519	$(759)

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 30, 2008	September 30, 2007
Net cash provided by (used in) operating activities	$30,579	$(23,549)
Net cash provided by (used in) investing activities	$(3,025)	$28,786
Net cash provided by (used in) financing activities	$(88,020)	$18,471

Six Months Ended September 30, 2008

The $48.2 million difference between net loss and cash provided by operating activities during the six months ended September 30, 2008 was primarily due to $46.9 million in non-cash expenses, the largest of which were amortization, depreciation and share-based compensation. We also had a $35.0 million reduction in accounts receivable which was largely offset by uses of cash in operations including a $20.0 million decrease in accounts payable and a $7.5 million increase in inventories. The decrease in accounts receivable was primarily due to lower sales and strong collections during the first six months of fiscal 2009. Accounts payable decreased due to lower expenditures and timing of payments to vendors. Inventories increased primarily due to ramping for production of the DXi7500 released during the first quarter of fiscal 2009 and lower than anticipated shipments in the last days of the quarter.

Cash used in investing activities reflects $3.0 million of equipment purchases during the six months ended September 30, 2008. Equipment purchases were primarily the result of maintaining our day to day business operations infrastructure and included voice communication system upgrades and hardware and software to equip our consolidated data center.

Cash used in financing activities during the first six months of fiscal 2009 was primarily due to repaying $90.0 million of the term debt.

Six Months Ended September 30, 2007

The difference between reported net loss and cash used in operating activities during the six months ended September 30, 2007 was primarily due to cash used to fund operations offset largely by non-cash items such as depreciation, amortization and share-based compensation. Cash used to fund operations during the six months ended September 30, 2007 was primarily due to a $48.8 million increase in accounts receivable offset by a $9.7 million decrease in inventories. Accounts receivable increased primarily due to slower collections in fiscal 2008 after particularly strong collections during the fourth quarter of fiscal 2007. Inventories decreased as a result of inventory reduction efforts.

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

Capital Resources and Financial Condition

We have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, repayment of debt, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue and gross margin around current projections and to control operating expenses in order to provide positive cash flow from operating activities. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by restrictions of available cash associated with our existing credit facilities.

Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources. As of September 30, 2008, we had credit available on our credit facility, described further in the “Long-Term Debt” section below.

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at September 30, 2008, this would mean $250.0 million would become immediately payable.

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

Convertible Subordinated Debt

On July 30, 2003, we issued 4.375% convertible subordinated notes in the aggregate principal amount of $160.0 million in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. As of August 5, 2008, we may redeem the notes per our convertible subordinated debt agreement; however, our current senior secured credit agreement described below prohibits cash redemption of the convertible subordinated notes.

Long-term debt

To fund our acquisition of ADIC in August 2006, we entered into a secured senior credit facility (“August 2006 credit facility”) with a group of lenders that provided a $150.0 million revolving credit line, a $225.0 million term loan and a $125.0 million second lien term loan with maturity dates of August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

On July 12, 2007, we refinanced our August 2006 credit facility by entering into another senior secured credit agreement (“current credit agreement”) with a different group of lenders, providing a $50.0 million revolving credit facility and a $400.0 million term loan. We borrowed $400.0 million on the term loan to repay all borrowings under our August 2006 credit facility. We incurred and capitalized $8.1 million of loan fees related to this current credit agreement which are included in other long-term assets in our Condensed Consolidated Balance Sheets. These fees are being amortized to interest expense over the respective loan terms. In conjunction with the repayment of our August 2006 credit facility, the unamortized debt costs of $8.1 million related to that borrowing were written off to interest expense in the second quarter of fiscal 2008 and are included as a component of amortization in the Condensed Consolidated Statements of Cash Flows. Additionally, we incurred $4.5 million in prepayment fees when we repaid our August 2006 credit facility.

Under the current credit agreement, the $400.0 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not refinance to extend the maturity date or convert into equity $135.0 million of the existing $160.0 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 7.26% at September 30, 2008.

Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time. We were subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount if the excess cash flow requirements are not met. The fiscal 2008 calculation of excess cash flow did not require additional principal payments. During the second quarter of fiscal 2009, we made principal payments of $40.0 million on the term loan. For the six months ended September 30, 2008, we made principal payments of $90.0 million on the term loan and incurred $0.5 million in prepayment fees.

Under the current credit agreement we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility. We drew $15.0 million from our revolving credit facility in July 2008 at an interest rate of 5.96% which was fully repaid in August 2008. As of September 30, 2008, we have letters of credit totaling $2.3 million, reducing the available borrowings on the revolver to $47.7 million. We drew $16.0 million from our revolving credit facility in early October 2008 at an initial interest rate of 7.50%, a portion of which was repaid in October 2008.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loan including a limitation on issuing dividends or repurchasing our stock. As of September 30, 2008, we were in compliance with all debt covenants. Our outstanding term debt was $250.0 million at September 30, 2008.

Derivatives

We do not engage in hedging activity for speculative or trading purposes. Since the third quarter of fiscal 2007, we have had an interest rate collar instrument with a financial institution that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. During the second quarter and first six months of fiscal 2009, the three month LIBOR rate was below the floor and we incurred $0.4 million and $0.8 million, respectively, in additional interest expense. During the second quarter and first six months of fiscal 2008, the three month LIBOR rate was within the floor and cap.

Under the terms of the current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. To address this requirement, during the third quarter of fiscal 2008, we entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 31, 2008 and fixes the interest rate on $100.0 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 31, 2009. For this interest rate collar, the three month LIBOR rate was within the floor and cap during the second quarter and first six months of fiscal 2009.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the change in fair market value in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of September 30, 2008, the cumulative loss on the interest rate collars was $0.4 million and as of March 31, 2008, the cumulative loss on the interest rate collars was $2.2 million.

Off-Balance Sheet Commitments

We have commitments to purchase inventory of $52.4 million, described further in Note 17 “Commitments and Contingencies.” We also have commitments related to our operating leases. For additional details refer to our Annual Report on Form 10-K, for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 13, 2008.

As of September 30, 2008, we have commitments to provide an additional $1.2 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made as capital calls are received, thus we cannot estimate when those payments will be made.

As of September 30, 2008, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the three months ended September 30, 2008. Our ability to repurchase common stock is restricted under our current credit agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 18 “Recent Accounting Pronouncements” for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

MARKET INTEREST RATE RISK

Changes in interest rates affect interest expense on our term debt, borrowings under our line of credit and interest income earned on our cash equivalents. Changes in interest rates also affect interest expense if interest rates are not within the floor and cap on our interest rate collars.

Our cash equivalents consisted solely of money market funds during the six months ended September 30, 2008. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximately $0.2 million decrease in interest income for the six months ended September 30, 2008.

Our outstanding convertible subordinated notes in the aggregate principal amount of $160.0 million have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these notes.

Interest accrues on our term loan and our revolving credit facility at our option, based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Under the terms of our current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. We have two interest rate collars that meet this requirement. We have an interest rate collar that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. We have another interest rate collar that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008.

The following table shows the total impact to interest expense from a hypothetical 100 basis point increase and decrease in interest rates (in thousands):

	Six months ended September 30, 2008
	Hypothetical 100 basis point increase in interest rates	Hypothetical 100 basis point decrease in interest rates
Interest expense increase (decrease) on term debt	$1,456	$(1,456)
Interest expense increase (decrease) on line of credit	24	(24)
Interest expense increase (decrease) from collars	(450)	486

Net interest expense increase (decrease)	$1,030	$(994)

FOREIGN CURRENCY EXCHANGE RATE RISK

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation of the U.S. dollar would have resulted in an approximately $2.1 million decrease in loss before income taxes for the six months ending September 30, 2008. Such a change would have resulted from applying a different exchange rate to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

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

PART II — OTHER INFORMATION

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

In connection with the acquisition of ADIC in 2006, we drew on a credit facility substantially increasing our debt service obligations and constraining our ability to operate our business. Unless we are able to generate sufficient cash flows from operations to meet these debt obligations, our business financial condition and operating results will be materially and adversely affected.

In connection with our acquisition of ADIC, we borrowed $496.5 million under a credit facility with KeyBank in August 2006, adding a significant amount of indebtedness and interest expense to our obligations. During fiscal 2008, we refinanced our acquisition-related debt, repaying KeyBank in full and borrowing $400 million from Credit Suisse First Boston on our current credit agreement. As of September 30, 2008, the total amount outstanding under the current credit agreement was $250 million. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

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

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in fiscal 2008 represented 42% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to these customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. In fiscal 2008, sales to Dell contributed approximately 16% of our revenue and no other customers exceeded 10% of revenue as of March 31, 2008. If we experience a significant decline in revenue from Dell, we could be materially and adversely affected.

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

Our ability to comply with covenants contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities. In addition, we may seek to refinance certain of our indebtedness in the future. Under our current credit agreement, we are required to refinance at least $135 million of our convertible subordinated notes by February 2010. If we are not successful in such refinancing by February 2010 and are unable to obtain an amendment or waiver from the lender, we will be deemed to be in default under the current credit agreement. We cannot provide assurance that additional financing or a refinancing opportunity will be available on terms favorable to us, or at all.

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

In prior years, we violated certain financial covenants under our credit agreement and received waivers or amendments for such violations. If in the future we violate financial covenants, it could materially and adversely impact our financial condition and liquidity.

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

We compete with companies that develop, manufacture, market and sell tape drive and tape automation products. The principal competitors for our tape drive products include Hewlett-Packard, IBM and Sun. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products. For instance, LTO technology, which was developed by Certance, Hewlett-Packard and IBM, targets the high-capacity data backup market and competes directly with our products based on Super DLTtape™ technology. Hewlett-Packard and IBM thus compete not only with our Super DLTtape products but now compete with the LTO product offerings that we acquired through our acquisition of Certance in 2005. This competition has resulted in a trend, which is expected to continue, toward lower prices and lower margins earned on our DLTtape® and Super DLTtape drives and media. Additionally, in recent years, our DLT and Super DLTtape drives have lost market share to LTO based products, and we cannot provide assurance that our tape technology based products will not continue to lose market share to LTO based products in the future. These factors, and additional factors, such as the possibility of industry consolidation, when combined with the current environment of intense competition, which has resulted in reduced shipments of our tape drive products, could result in a further reduction in our prices, volumes and margins, which could materially and adversely impact our business, financial condition and results of operations.

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

In the last four years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs, including those we undertook recently, as described above in “Results of Operations” within Management’s Discussion and Analysis. These steps and additional future restructurings in response to rationalization of operations following future acquisitions, strategic decisions or adverse changes in our business and industry may require us to make cash payments that, if large enough, would materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition and operating results.

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

Economic or other business factors may lead us to write down the carrying amount of our goodwill or long-lived assets.

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We will continue to monitor relevant market and economic conditions, including the price of our stock, and will perform the appropriate impairment reviews in the future as necessary should conditions continue to deteriorate such that we believe the value of our goodwill or other intangible assets could be impaired. It is possible that conditions may worsen due to economic factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our business, financial condition, and operating results could be materially and adversely affected.

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

Managing change is an important focus for us. Following the acquisitions of Certance and ADIC, one of our important initiatives involved combining and integrating the information technology infrastructures of the companies, including our enterprise resource planning systems, and adapting our business processes and software to the requirements of the new organization. We are also managing several significant initiatives involving our operations, including efforts to reduce the number of contract manufacturers and suppliers we use, the outsourcing of our repair capabilities and the related closing of our facilities in Dundalk, Ireland and Irvine, Scotland. In addition, we continue to reduce headcount to streamline and consolidate our supporting functions as appropriate following past acquisitions and in response to market or competitive conditions. If we are unable to successfully manage the changes that we implement, and detect and address issues as they arise, it could disrupt our business and adversely impact our results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. As of March 31, 2008, we held 499 U.S. patents and had 161 U.S. patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers, and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Enforcing our intellectual property rights can sometimes only be accomplished through the use of litigation, such as in our recent litigation with Riverbed Technology described in Note 16 “Litigation,” which can be lead to substantial costs and uncertainty. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S.

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

We receive a royalty fee based on sales of our tape media cartridges by Fuji, Imation, Maxell, Sony and TDK. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. To the extent that our royalty revenue is based on the prices of cartridges sold by our licensees, our royalty revenue will vary depending on the level of sales and prices set by the licensees. In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which would reduce our revenue and margins on these products. As a result, lower prices on our tape media cartridges would reduce media revenue, which could materially and adversely affect our business, financial condition, and operating results.

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

We were notified by the New York Stock Exchange (“NYSE”) that we did not meet its continued listing requirements, and we potentially face delisting if we do not comply with NYSE standards.

We received notification from the NYSE on October 27, 2008 that we are not in compliance with the NYSE’s continued listing standard requiring that stock trade at a minimum average closing price of $1.00 for thirty consecutive trading days. Under the NYSE rules, we have until April 27, 2009 to comply with the listing standard, and we have a plan in place that we believe will allow us to address the average stock price deficiency within the required period. If we are unable to regain compliance with the NYSE listing requirements, we will be unable to have our common stock continue to be listed on the NYSE, and, as a result, we would likely have our common stock quoted on the Over–the-Counter Bulletin Board, or the OTC BB. Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, our reputation may suffer, which could result in a decrease in the trading price of our shares. The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.

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

An annual meeting of the stockholders of Quantum was held on August 19, 2008. The following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each proposal:

Proposal 1. Proposal to elect nine (9) directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

	For	Withheld
Paul R. Auvil III	179,806,670	10,315,383
Richard E. Belluzzo	178,318,377	11,803,676
Michael A. Brown	128,705,663	61,416,390
Thomas S. Buchsbaum	179,133,360	10,988,693
Edward M. Esber Jr.	183,983,374	6,138,679
Elizabeth A. Fetter	137,198,711	52,923,342
Joseph A. Marengi	138,263,534	51,858,519
Bruce A. Pasternack	180,018,758	10,103,295
Dennis P. Wolf	178,484,921	11,637,132

Proposal 2. Proposal to authorize the Board to select and file an amendment to the Company’s certificate of incorporation effecting a reverse stock split, pursuant to which any whole number of outstanding shares of the Company’s Common Stock between and including four and twelve would be combined into one share of such stock.

For: 185,675,937                     Against: 4,311,276                     Abstain: 134,840

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index beginning on page 46 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek Executive Vice President and Chief Financial Officer

Dated: November 7, 2008

QUANTUM CORPORATION

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007

3.2	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

3.4	Certificate of Amendment of Amended and Restated By-laws of Registrant, effective August 23, 2007.	8-K	001-13449	3.1	August 29, 2007

3.5	Certificate of Amendment of Amended and Restated By-laws of Registrant, effective August 18, 2008.	8-K	001-13449	3.1	August 22, 2008

4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999

4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

4.4	Second Amendment to the Amended and Restated Preferred Shares Rights Plan, dated November 1, 2006.	8-K	001-13449	4.1	November 6, 2006

4.5	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s Convertible Debt Securities.	S-3	333-109587	4.1	October 9, 2003

10.1	Amended and Restated Employee Stock Purchase Plan, dated August 18, 2008.*	8-K	001-13449	10.1	August 22, 2008

10.2‡	Form of Restricted Stock Unit Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan.*

10.3‡	Form of Restricted Stock Unit Agreement for U.S. Employees under the Amended and Restated 1993 Long-Term Incentive Plan.*

10.4‡	Form of Restricted Stock Unit Agreement for non-U.S. Employees under the Amended and Restated 1993 Long-Term Incentive Plan.*

10.5‡	Amendment to Richard E. Belluzzo Offer Letter.*

10.6‡	Amendment to William C. Britts Offer Letter.*

10.7‡	Amendment to Jon W. Gacek Offer Letter.*

31.1‡	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2†	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.

‡	Filed herewith.

†	Furnished herewith.