Form 10-Q
period 2008-12-31
QUANTUM CORP /DE/
filed 2009-02-09
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-13449

QUANTUM CORPORATION

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the close of business on January 30, 2009, approximately 210.2 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Product revenue	$143,882	$185,130	$444,658	$551,734
Service revenue	40,757	40,628	124,593	119,740
Royalty revenue	19,029	26,753	71,598	75,312

Total revenue	203,668	252,511	640,849	746,786
Cost of product revenue	88,949	133,885	303,583	412,623
Cost of service revenue	28,933	31,453	93,766	90,421
Restructuring charges related to cost of revenue	—	—	—	237

Total cost of revenue	117,882	165,338	397,349	503,281
Gross margin	85,786	87,173	243,500	243,505
Operating expenses:
Research and development	16,053	20,127	53,809	68,985
Sales and marketing	32,821	39,371	111,006	108,980
General and administrative	17,015	18,787	58,860	58,290
Restructuring charges	4,062	98	4,469	9,429
Goodwill impairment	339,000	—	339,000	—

	408,951	78,383	567,144	245,684

Income (loss) from operations	(323,165)	8,790	(323,644)	(2,179)
Interest income and other, net	(594)	331	503	6,200
Interest expense	(7,276)	(10,952)	(23,561)	(48,785)

Loss before income taxes	(331,035)	(1,831)	(346,702)	(44,764)
Income tax provision (benefit)	(2,259)	559	(324)	678

Net loss	$(328,776)	$(2,390)	$(346,378)	$(45,442)

Basic and diluted net loss per share	$(1.58)	$(0.01)	$(1.66)	$(0.22)
Basic and diluted weighted-average common and common equivalent shares	210,086	204,243	208,665	201,211

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	December 31, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$51,239	$93,643
Accounts receivable, net of allowance for doubtful accounts of $5,814 and $5,746, respectively	145,208	182,998
Inventories, net	66,385	75,995
Deferred income taxes	12,193	12,060
Other current assets	32,079	30,601

Total current assets	307,104	395,297
Long-term assets:
Property and equipment, less accumulated depreciation	31,046	39,271
Service parts for maintenance, less accumulated amortization	70,501	77,211
Purchased technology, less accumulated amortization	55,209	74,667
Other intangible assets, less accumulated amortization	63,506	75,223
Goodwill	51,776	390,776
Other long-term assets	11,393	13,280

Total long-term assets	283,431	670,428

	$590,535	$1,065,725

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$59,016	$97,965
Accrued warranty	12,601	19,862
Deferred revenue, current	82,998	73,525
Current portion of long-term debt	4,000	4,000
Accrued restructuring charges	6,082	3,834
Other accrued liabilities	73,175	82,997

Total current liabilities	237,872	282,183
Long-term liabilities:
Deferred revenue, long-term	32,691	31,152
Deferred income taxes	13,914	13,640
Long-term debt	245,000	336,000
Convertible subordinated debt	160,000	160,000
Other long-term liabilities	11,202	14,746

Total long-term liabilities	462,807	555,538
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 1,000,000 shares authorized; 210,124 and 206,927 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	2,101	2,069
Capital in excess of par value	347,362	337,332
Accumulated deficit	(465,877)	(119,499)
Accumulated other comprehensive income	6,270	8,102

Stockholders’ equity (deficit)	(110,144)	228,004

	$590,535	$1,065,725

See accompanying notes to Condensed Consolidated Financial Statements

QUANTUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net loss	$(346,378)	$(45,442)
Adjustments to reconcile net loss to net cash provided by (used in) used in operating activities:
Depreciation	12,054	20,411
Amortization	46,636	58,497
Goodwill impairment	339,000	—
Realized gain on sale of investment	—	(2,122)
Deferred income taxes	141	(18)
Share-based compensation	8,092	10,424
Fixed assets written off in restructuring	—	568
Changes in assets and liabilities, net of effects from acquisition and sale of subsidiary:
Accounts receivable, net	37,790	(59,713)
Inventories, net	2,265	2,153
Service parts for maintenance	223	885
Accounts payable	(38,949)	14,214
Accrued warranty	(7,261)	(8,606)
Deferred revenue	11,012	13,280
Income taxes payable	93	33
Accrued restructuring charges	2,248	(8,314)
Other assets and liabilities	(17,089)	(1,491)

Net cash provided by (used in) operating activities	49,877	(5,241)
Cash flows from investing activities:
Purchases of marketable securities	—	(65,000)
Proceeds from sale of marketable securities	—	100,000
Purchases of property and equipment	(4,289)	(17,356)
Proceeds from sale of investment	—	5,441
Return of principal from other investments	1,038	—
Proceeds from sale of subsidiary, net of cash sold	—	2,176

Net cash provided by (used in) investing activities	(3,251)	25,261
Cash flows from financing activities:
Borrowings of long-term debt	—	441,953
Repayments of long-term debt	(91,000)	(452,500)
Proceeds from issuance of common stock, net	1,970	14,021

Net cash provided by (used in) financing activities	(89,030)	3,474
Net increase (decrease) in cash and cash equivalents	(42,404)	23,494
Cash and cash equivalents at beginning of period	93,643	59,926

Cash and cash equivalents at end of period	$51,239	$83,420

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$19,638	$35,275
Income taxes, net of refunds	1,483	$(3,260)
Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee share-based awards	$768	$1,304

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

Following is a summary table of fair values and the related carrying amounts of our financial assets and liabilities (in thousands):

	As of December 31, 2008		As of March 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money Market Funds	$42,605	$42,605	$59,985	$59,985
Liabilities
Derivatives	1,471	1,471	2,188	2,188

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

Level 1:	Quoted (observable) market prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than Level 1 that are observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

Following are the fair values of our financial instruments as of December 31, 2008 by input level as defined by SFAS No. 157:

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds	$42,605	$—	$—	$42,605
Liabilities
Derivatives	—	1,471	—	1,471

Note 4: OTHER INVESTMENTS

Other investments consist of private technology venture limited partnerships that are recorded in other long-term assets on the Condensed Consolidated Balance Sheets. At December 31, 2008 and March 31, 2008, we held $1.8 million and $2.1 million, respectively, of investments in private technology venture limited partnerships that are accounted for under the equity method. We received a $1.0 million distribution during the third quarter of fiscal 2009 from the private technology venture limited partnerships due to liquidation of one of their holdings. We recorded income of $0.4 million and $0.7 million for the three and nine months ended December 31, 2008, respectively, related to these limited partnership investments as compared to income of $0.3 million for both the three and nine month periods ending December 31, 2007. Income and losses from these investments are included in interest and other income, net on the Condensed Consolidated Statements of Operations.

We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability.

Note 5: INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first out basis. We evaluate the need for inventory allowances associated with obsolete, slow-moving and nonsalable inventory by reviewing current transactions and forecasted product demand. Inventories, net, consisted of the following (in thousands):

	December 31, 2008	March 31, 2008
Raw materials and purchased parts	$30,067	$28,499
Work in process	3,452	3,256
Finished goods	32,866	44,240

	$66,385	$75,995

Note 6: GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2008 and March 31, 2008, goodwill and intangible assets, net of amortization, were $170.5 million and $540.7 million, respectively, and represented approximately 29% and 51% of total assets, respectively.

Goodwill Impairment Analysis

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We consider the indicators of impairment in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as well as indicators the Securities and Exchange Commission (“SEC”) has noted and evaluate any other relevant facts and circumstances that may indicate that the fair value of goodwill is less than its carrying amount. Because we operate in a single reporting unit, we consider the company as a whole when reviewing these factors.

During the third quarter of fiscal 2009, we determined that the following significant impairment indicators were present:

•	a significant decline in our stock price, bringing market capitalization below book value;

•	a significant adverse change in the business climate;

•

negative current events and changed long-term economic outlook as a result of the financial market collapse that started in the second quarter of fiscal 2009 and continued throughout the third quarter of fiscal 2009; and

•	our need to test long-lived assets for recoverability under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), as described below.

As a result of the presence of these indicators of impairment, we performed an interim test to determine if our goodwill was impaired.

SFAS No. 142 requires a two-step method for determining goodwill impairment. In step one, we determined the fair value of the company. We looked at market and income approaches to determine fair value. The market approach was not used as there were no applicable market comparables. We used the income approach, derived from a discounted cash flow methodology and other valuation techniques, as well as necessary estimates and assumptions about the future to determine fair value. Significant assumptions used in this analysis included: expected future revenue growth rates ranging from -3% to 9%, operating profit margins ranging from 7% to 21% and working capital levels; asset lives used to generate future cash flows; a discount rate of 24% using a mid-year convention; and a terminal value multiple of 3%. The discount rate considered the relative risk of our newer hardware and software products. The fair value of the company was then compared to the carrying value of net equity. Because we have significant debt, we also compared the fair value of the company to its business enterprise value. Under both comparisons, the results indicated our fair value was less than our carrying value, which required us to perform step two.

In step two, we allocated the fair value of the company to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of our goodwill. We have not yet completed this analysis; however, we have concluded that an impairment loss can be reasonably estimated. Accordingly, we recorded a non-cash goodwill impairment charge of $339.0 million for the third quarter of fiscal 2009. We expect to finalize our goodwill impairment analysis during the fourth quarter of fiscal 2009, and may make an adjustment, or record an additional non-cash impairment charge when the goodwill impairment test is complete. The goodwill impairment does not impact our cash and cash equivalents balance, cash flows from operations, liquidity or compliance with debt covenants.

Intangible and Other Long-lived Assets Impairment Analysis

In accordance with SFAS No. 144, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. During the third quarter of fiscal 2009, we noted a significant adverse change in the business climate that could affect the value of our amortizable intangible and other long-lived assets (“long-lived assets”) as a result of the financial market collapse that started in the second quarter of fiscal 2009 and continued throughout the third quarter of fiscal 2009. Other events and changes in circumstances we considered included: the continued decline in our stock price, bringing our market capitalization below book value; a downward revision in our revenue outlook; decreases or slower than expected growth in sales of automation and certain software products as well as softness in the branded customer channel. As a result of these events and indicators, we performed an interim impairment analysis on our long-lived assets in accordance with SFAS No. 144.

SFAS No. 144 requires a long-lived asset or assets held or used to be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Statement notes when an asset or asset group does not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the asset group for that long-lived asset shall include all assets and liabilities of the entity.

We evaluate the company as a single reporting unit for business and operating purposes. We attempted to identify cash flows at levels lower than the consolidated company. This was not possible because many of our revenue streams are generated by technology related to more than a single long-lived asset, and individual long-lived assets support more than one of our three reported revenue categories. In addition, the majority of our costs are, by their nature, shared costs that are not specifically identifiable with a particular long-lived asset or product line but relate to multiple products. As a result, there is a high degree of interdependency among our cash flows for levels below the consolidated company and we do not have identifiable cash flows for an asset group separate from the consolidated company. Therefore, our impairment test considered the consolidated company as a single asset group.

We evaluated the recoverability of the asset group using an undiscounted cash flow approach. Estimates of future cash flows used in this analysis incorporated company forecasts and our expectation to continue usage of our long-lived assets consistent with current use. SFAS No. 144 states the remaining useful life of an asset group shall be based on the remaining useful life of the primary asset of the group, where the primary asset is defined as the asset with the greatest cash flow generating ability. Our primary long-lived asset is an intangible technology asset supporting disk-based products and software license revenue. SFAS No. 144 further states if the primary asset of the asset group does not have the longest remaining life in the group, then a sale of the asset group is assumed at the end of life of the primary asset. Our primary long-lived asset does not have the longest remaining life of long-lived assets in our asset group; therefore, our impairment test assumed the company was sold after the end of the primary long-lived asset’s useful life, or our first quarter of fiscal 2015. We assumed a hypothetical sale of the entity at that time, calculating a residual value under two scenarios. The first scenario assumed a 3% growth rate into perpetuity and the second scenario assumed no future growth after the hypothetical sale date. Under both scenarios, the result was that the undiscounted cash flows, including residual value, exceeded the carrying value of the consolidated company asset group as of December 31, 2008.

Based on this analysis, we concluded no impairment of our long-lived assets existed as of December 31, 2008. We will continue to monitor relevant market and economic conditions, and will perform the appropriate impairment reviews in the future as necessary should conditions continue to deteriorate such that we believe the value of our long-lived assets could be impaired.

Intangible Assets

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to ten years. In estimating the useful lives of intangible assets, we considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	Our tape automation products and our disk-based backup products, in particular, have long development cycles; these products and our software products have experienced long product life cycles; and

•	Our ability to leverage core technology into backup, recovery and archive solutions and, therefore, to extend the lives of these technologies.

The following is the weighted average amortization period for our intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	7.5
Non-compete agreements	5.0
Customer lists	7.0
All intangible assets	6.6

The following provides a summary of the carrying value of intangible assets and related accumulated amortization (in thousands):

	As of December 31, 2008			As of March 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,619	$(133,410)	$55,209	$188,619	$(113,952)	$74,667
Trademarks	27,260	(24,494)	2,766	27,260	(22,678)	4,582
Non-compete agreements	500	(243)	257	500	(168)	332
Customer lists	108,218	(47,735)	60,483	108,218	(37,909)	70,309

	$324,597	$(205,882)	$118,715	$324,597	$(174,707)	$149,890

The total amortization expense related to intangible assets was (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Purchased technology	$5,610	$7,872	$19,458	$24,839
Trademarks	203	853	1,816	2,650
Non-compete agreements	25	25	75	75
Customer lists	3,191	3,324	9,826	9,973

	$9,029	$12,074	$31,175	$37,537

The total expected future amortization related to intangible assets is (in thousands):

Amortization
Three months ending March 31, 2009	$9,028
Fiscal 2010	36,113
Fiscal 2011	28,679
Fiscal 2012	20,498
Fiscal 2013	12,904
Fiscal 2014 and thereafter	11,493

Total as of December 31, 2008	$118,715

Note 7: ACCRUED WARRANTY AND INDEMIFICATIONS

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Beginning balance	$15,240	$24,082	$19,862	$30,669
Additional warranties issued	3,476	7,375	11,629	19,593
Adjustments for warranties issued in prior fiscal years	(1,733)	—	(2,605)	—
Settlements	(4,382)	(9,394)	(16,285)	(28,199)

Ending balance	$12,601	$22,063	$12,601	$22,063

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

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of December 31, 2008, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by the insurance coverage that we maintain.

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

Note 8: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

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

Under the current credit agreement, the $400.0 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not refinance to extend the maturity date or convert into equity $135.0 million of the existing $160.0 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The coupon interest rate on the term loan was 4.96% at December 31, 2008.

Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time. We were subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount if the excess cash flow requirements are not met. The fiscal 2008 calculation of excess cash flow did not require additional principal payments. During the third quarter of fiscal 2009, we made principal payments of $1.0 million on the term loan. For the nine months ended December 31, 2008, we made principal payments of $91.0 million on the term loan and incurred $0.5 million in prepayment fees.

Under the current credit agreement we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility. We drew $16.0 million from our revolving credit facility in early October 2008, $6.0 million of which was repaid in October 2008. We subsequently drew additional funds and repaid all outstanding balances on the revolving credit facility as of December 31, 2008. During the quarter, interest rates ranged from 4.95% to 7.50% on the outstanding balances of the revolving credit facility.

As of December 31, 2008, we have letters of credit totaling $2.2 million, reducing the available borrowings on the revolver to $47.8 million. The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the revolving credit facility and term loan including a limitation on issuing dividends or repurchasing our stock. As of December 31, 2008, we were in compliance with all debt covenants. Our outstanding term debt was $249.0 million at December 31, 2008.

Note 9: DERIVATIVES

We do not engage in hedging activity for speculative or trading purposes. Since the third quarter of fiscal 2007, we have had an interest rate collar instrument with a financial institution that fixed the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. During the third quarter and first nine months of fiscal 2009, the three month LIBOR rate was below the floor and we incurred $0.2 million and $1.0 million, respectively, in additional interest expense. During the third quarter and first nine months of fiscal 2008, the three month LIBOR rate was within the floor and cap. As of December 31, 2008, this interest rate collar instrument expired and there was no cumulative gain or loss to be recorded in our Condensed Consolidated Balance Sheet.

Under the terms of the current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. To address this requirement, during the third quarter of fiscal 2008, we entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixed the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 31, 2008 and fixes the interest rate on $100.0 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 31, 2009. For this interest rate collar, the three month LIBOR rate was within the floor and cap during the third quarter and first nine months of fiscal 2009 and the third quarter of fiscal 2008.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the change in fair market value in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of December 31, 2008, the cumulative loss on the second interest rate collar was $1.5 million and as of March 31, 2008, the cumulative loss on the interest rate collars was $2.2 million.

Note 10: RESTRUCTURING CHARGES

In recent years, we have taken steps to reduce costs in an effort to return to profitability and rationalize our operations following acquisitions. During the third quarter of fiscal 2009, in response to the global economic downturn, we initiated a restructuring action to consolidate operations supporting our business. In the second quarter of fiscal 2009, we initiated a restructuring action to better align our research and development investments with market growth opportunities. During fiscal 2008, management continued executing plans to restructure certain operations of Quantum and pre-merger Advanced Digital Information Corporation (“ADIC”) to eliminate redundant costs resulting from the acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. The restructuring charges that resulted from those cost reduction efforts related to the outsourcing of certain manufacturing, repair and service operations, consolidation of our operations and partnering with a third party on certain research and development efforts. Substantially all restructuring efforts related to the ADIC acquisition were completed as of March 31, 2008.

The types of restructuring expense (benefit) for the three and nine months ended December 31, 2008 and 2007 were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
By expense type
Severance and benefits	$4,218	$(804)	$5,421	$6,269
Facilities	(177)	902	(973)	2,413
Fixed assets	—	—	—	568
Other	21	—	21	416

Total	$4,062	$98	$4,469	$9,666

By cost reduction action
Consolidate operations supporting our business	$4,062	$98	$4,056	$4,102
Partner with third party on certain research and development efforts	—	—	413	5,564

Total	$4,062	$98	$4,469	$9,666

Fiscal 2009

During the third quarter of fiscal 2009, the $4.2 million of severance and benefits expenses were primarily due to cost-saving initiatives in response to the global economic downturn. This restructuring action to realign our cost structure with market growth opportunities reduced our headcount by approximately 8%. The majority of the impacted employees were U.S. sales and marketing and research and development employees; however, all areas of the business, including international operations, were impacted by the restructuring action. For the first nine months of fiscal 2009, severance and benefits were largely due to the restructuring initiative for the third quarter of fiscal 2009. In addition, severance charges were due to additional efficiencies identified as a result of our fiscal 2008 partnership with a third party on certain research and development efforts and consolidating operations.

We had a $0.2 million facilities benefit in the third quarter of fiscal 2009 due to a vendor waiving contractual obligations. During the first nine months of fiscal 2009, we finalized liquidation of a European subsidiary and its related facilities, originally accrued in the third quarter of fiscal 2009. This liquidation resulted in a $0.8 million reversal of facility restructuring in the second quarter of fiscal 2009.

Fiscal 2008

During the third quarter of fiscal 2008, our restructuring severance and benefits resulted in a net $0.8 million reversal primarily due to certain employees transferring to fill open positions in other areas of the business and to a lesser extent other employees voluntarily terminating employment prior to fulfilling requirements in order to receive severance payments. The severance and benefit restructuring charges were substantially paid to the impacted employees during the first half of calendar 2008. For the first nine months of fiscal 2008, net severance and benefits expenses of $6.3 million were primarily the result of our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations, offset in part by the reversals described above.

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

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three Months Ended December 31, 2008
	Severance and Benefits	Facilities	Other	Total
Balance as of September 30, 2008	$1,428	$1,487	$599	$3,514
Restructuring costs	4,557	—	21	4,578
Reversals	(339)	(177)	—	(516)
Cash payments	(1,255)	(106)	—	(1,361)
Non-cash charges (reversals)	9	(142)	—	(133)

Balance as of December 31, 2008	$4,400	$1,062	$620	$6,082

	Nine Months Ended December 31, 2008
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2008	$503	$2,732	$599	$3,834
Restructuring costs	5,810	—	21	5,831
Reversals	(389)	(973)	—	(1,362)
Cash payments	(1,515)	(437)	—	(1,952)
Non-cash reversals	(9)	(260)	—	(269)

Balance as of December 31, 2008	$4,400	$1,062	$620	$6,082

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2009	$3,415	$143	$620	$4,178
Fiscal 2010 to 2013	985	919	—	1,904

	$4,400	$1,062	$620	$6,082

The $6.1 million restructuring accrual as of December 31, 2008 is comprised of obligations for severance and benefits and vacant facilities for both Quantum and pre-merger ADIC in addition to noncancellable purchase obligations for research and development programs. We expect the noncancellable purchase obligations to be settled in the fourth quarter of fiscal 2009 and the majority of the severance and benefits to be paid in the fourth quarter of fiscal 2009 with a lesser amount paid in the first half of fiscal 2010. The facilities charges relating to vacant facilities in Europe and the U.S. will be paid over their respective lease terms, which continue through fiscal 2013.

Note 11: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Overview

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, consultants, officers and affiliates. The Plans have 110.6 million shares of stock authorized as of December 31, 2008.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan has 51.8 million shares authorized as of December 31, 2008.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Share-based compensation
Cost of revenue	$141	$584	$1,099	$1,522
Research and development	601	984	2,173	2,901
Sales and marketing	276	861	1,989	2,444
General and administrative	1,314	1,476	2,831	3,557

	$2,332	$3,905	$8,092	$10,424

Share-based compensation (by type of award)
Stock options	$933	$1,732	$2,729	$4,551
Restricted stock	1,709	1,674	4,668	4,480
Stock purchase plan	(310)	499	695	1,393

	$2,332	$3,905	$8,092	$10,424

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan. During the third quarter of fiscal 2009, our Board of Directors cancelled rights to purchase shares under our Purchase Plan in the fourth quarter of fiscal 2009, resulting in a reversal of share-based compensation for the stock purchase plan of $0.5 million.

Stock Options

The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the third quarter and first nine months of fiscal 2009 and 2008, were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Option life (in years)	4.0	3.8	4.0	3.8
Risk-free interest rate	2.27%	3.89%	2.72%	4.54%
Stock price volatility	74.45%	44.29%	50.58%	44.53%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$0.42	$1.38	$0.73	$1.25

Restricted Stock

The fair value of the restricted stock awards granted is the intrinsic value as of the respective grant date since the restricted stock awards are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock awards granted during the third quarter and first nine months of fiscal 2009 were $0.78 and $1.41, respectively. The weighted-average grant date fair values of restricted stock awards granted during the third quarter and first nine months of fiscal 2008 were $2.99 and $3.02, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are generally granted during the second and fourth quarter of each fiscal year. As noted above, during the third quarter of fiscal 2009, our Board of Directors cancelled rights to purchase shares under this plan in the fourth quarter of fiscal 2009 in response to current market conditions and low stock prices. The value of rights to purchase shares granted in the second quarter of fiscal 2009 and 2008, respectively, was estimated at the date of the grant. No rights to purchase shares were granted during the third quarter of fiscal 2009 or 2008. The weighted-average fair values and the assumptions used in calculating fair values during the nine month periods ended December 31, 2008 and 2007 were as follows:

	Nine Months Ended
	December 31, 2008	December 31, 2007
Option life (in years)	0.5	0.5
Risk-free interest rate	1.98%	5.04%
Stock price volatility	61.57%	35.72%
Dividend yield	—	—
Weighted-average grant date fair value	$0.51	$0.77

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2008	28,167	$3.27
Granted	2,228	1.80
Exercised	(61)	1.41
Expired	(881)	4.47
Forfeited	(3,356)	3.63

Outstanding as of December 31, 2008	26,097	3.07	4.22	$16

Vested and expected to vest at December 31, 2008	25,187	3.09	4.17	12

Exercisable as of December 31, 2008	19,084	3.33	3.87	—	*

*	Our stock price was $0.36 at December 31, 2008, therefore exercisable options had no intrinsic value at December 31, 2008.

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2008	4,908	$2.48
Granted	3,855	1.41
Vested	(1,751)	2.72
Forfeited	(397)	2.46

Nonvested at December 31, 2008	6,615	1.80

Note 12: INCOME TAXES

We had an income tax benefit of $2.3 million and $0.3 million for the third quarter and first nine months of fiscal 2009, respectively, as compared to income tax expense of $0.6 million and $0.7 million for the third quarter and first nine months of fiscal 2008, respectively. Tax benefits for the third quarter and first nine months of fiscal 2009 were from the release of a $2.9 million tax liability due to the expiration of a statute of limitation partially offset by foreign income taxes and state taxes of $0.6 million and $2.6 million, respectively. Tax expense for the third quarter of fiscal 2008 was primarily comprised of foreign income taxes and state taxes. The $0.7 million tax expense for the nine months ended December 31, 2007 reflects expenses for foreign income taxes and state taxes of $3.0 million partially offset by a benefit of $2.3 million related to tax positions settled in foreign jurisdictions.

Note 13: NET LOSS PER SHARE

Following is our computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Net loss	$(328,776)	$(2,390)	$(346,378)	$(45,442)
Weighted average shares outstanding used to compute basic and diluted net loss per share	210,086	204,243	208,665	201,211

Basic and diluted net loss per share	$(1.58)	$(0.01)	$(1.66)	$(0.22)

The computations of diluted net loss per share for the periods presented exclude the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•	Options to purchase 26.1 million shares and 29.2 million shares of Quantum common stock, which were outstanding as of December 31, 2008 and 2007, respectively.

•	Unvested restricted stock of 6.6 million shares and 5.1 million shares at December 31, 2008 and 2007, respectively.

Note 14: COMPREHENSIVE LOSS

Total comprehensive loss, net of tax, if any, for the three and nine months ended December 31, 2008 and 2007 was (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Net loss	$(328,776)	$(2,390)	$(346,378)	$(45,442)
Net unrealized gains on revaluation of long-term intercompany balance, net of tax	101	—	547	—
Foreign currency translation adjustment	(1,375)	127	(2,379)	592

Total comprehensive loss	$(330,050)	$(2,263)	$(348,210)	$(44,850)

Note 15: SALE OF MALAYSIA SUBSIDIARY

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

$8,316

Note 16: LITIGATION

On October 9, 2007, we filed a lawsuit against Riverbed Technology, Inc. (“Riverbed”) in the U.S. District Court in the Northern District of California, alleging Riverbed’s prior and continuing infringement of a patent held by Quantum related to data deduplication technology. On November 13, 2007, Riverbed filed a countersuit against Quantum alleging our infringement of a data deduplication patent held by Riverbed. On September 30, 2008, Quantum and Riverbed settled their mutual patent infringement lawsuits that were pending. The settlement agreement included a mutual covenant not to sue related to the parties’ data deduplication patents and a one-time $11.0 million payment from Riverbed to Quantum. The mutual covenant not to sue provided for in the settlement agreement operates similarly to a cross license. This $11.0 million was based on prior sales of the parties’ data deduplication products. In addition, the parties agreed, for a period of three years, not to file any patent infringement lawsuits against the other party. The $11.0 million settlement was recorded in royalty revenue for the second quarter of fiscal 2009. We received this payment from Riverbed in October 2008.

Note 17: COMMITMENTS AND CONTINGENCIES

Lease commitments

We lease certain facilities under non-cancellable lease agreements. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. See future minimum lease payments under operating leases and sublease income in Note 18 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 13, 2008.

Commitment for additional investment

As of December 31, 2008, we had commitments to provide an additional $1.2 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made when commitment calls are received, thus we cannot estimate when those payments will be made. We will invest funds as required until our remaining commitments are satisfied.

Commitments to purchase inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2008, we have issued non-cancellable purchase commitments for $63.7 million to purchase finished goods from our contract manufacturers in future periods. We also accrued $1.8 million at December 31, 2008 and $1.6 million at March 31, 2008 for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our performance for the fourth quarter of fiscal 2009; (2) our expectations regarding our ongoing efforts to reduce our cost structure; (3) our expectations regarding the amounts and timing of any future restructuring charges, including cost-savings resulting therefrom; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on our tape technology; (5) our expectations relating to growing our disk-based backup, software and services businesses; (6) our research and development plans and focuses; (6) our belief that our existing cash and capital resources will be sufficient for the next 12 months; (7) our expectations about the timing and maximum amounts of our future contractual payment obligations; (8) our goals and expectations with respect to our compliance with the New York Stock Exchange (“NYSE”) continued listing standards; (9) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; (11) our belief regarding our remaining tax liability under the Tax Sharing and Indemnity Agreement with Maxtor; and (12) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) the consequences of the continued U.S. and global financial crisis and the accompanying worldwide recession; (4) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for tape drives and tape automation products; (5) our ability to achieve anticipated pricing, cost and gross margin levels, particularly on tape drives, given lower volumes and continuing price and cost pressures; (6) our ability to maintain supplier relationships; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to achieve and capitalize on changes in market demand; (10) our ability to pay down the principal and interest on our indebtedness; (11) the availability of credit on terms that are beneficial to us, particularly in light of the continuing global credit crisis and worldwide recession; (12) our ability to comply with NYSE continued listing requirements to the satisfaction of the NYSE; and (13) those factors discussed under “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the NYSE under the symbol “QTM.”

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

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We have a broad portfolio of disk-based backup solutions, tape libraries, autoloaders and tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We also feature software options with products that provide disk and tape integration capabilities with our core deduplication and replication technologies. In addition, our service plan includes a broad range of coverage options to provide the level of support for the widest possible range of information technology (“IT”) environments, with service available in more than 100 countries.

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

The worldwide economic climate deteriorated significantly during the second quarter of fiscal 2009 and continued to decline during the third quarter of fiscal 2009, creating challenges for many companies. The global financial crisis has impacted our business; however, our top priority in fiscal 2009 continues to be growing our branded revenue, particularly our disk-based backup systems and software solutions, in order to improve profitability and increase shareholder value. We are transitioning the company from a device-centric to a more systems-centric focus to create a revenue mix with higher gross margins. We continue to believe delivering a better operating model, creating more growth potential and improving our capital structure are also critical to improving profitability and increasing shareholder value.

Our objectives to achieve these priorities during the remainder of fiscal 2009 include our continued focus on growth opportunities by building upon our disk-based backup systems and software solutions; shifting our revenue mix to higher margin areas of our business, especially our branded business; and continued generation of cash flow from operations to provide us with more flexibility to improve our capital structure in these uncertain economic times. In prior quarters, we applied our cash flows from operations to reducing our term debt and consequently our future interest costs. In addition, we have reduced investments in the more mature, declining market segments and will continue our efforts to reduce costs while retaining a solid execution platform in an effort to achieve our goals of improved profitability and shareholder value.

The third quarter of our fiscal year is traditionally our strongest revenue quarter; however, the global financial crisis impacted our ability to close business during the third quarter of fiscal 2009. Although the overall IT market has tightened over the past two quarters, activity levels in storage have not been as impacted as the overall IT market. In particular, the market for deduplication and replication continues to show growth momentum. During the third quarter of fiscal 2009; however, sales took longer to close, our channel partners reduced inventory levels and market pricing was more aggressive than historical periods.

Our revenue decreased from the third quarter of fiscal 2008 and the second quarter of fiscal 2009. We had numerous customers defer purchases in both the second and third quarters of fiscal 2009 that typically would have closed during the respective quarter. We believe that many of these sales will close in the coming quarters given the strong demand for data deduplication and replication in the storage market, but there remains a significant risk that demand for backup, storage and archive solutions will soften further as our customers manage their IT investments more carefully. Additionally, we are observing longer sales cycles for many of our products for this same reason.

In response to the difficult economic conditions, we implemented cost-saving initiatives during the third quarter of fiscal 2009 including a restructuring action that reduced our headcount by approximately 8% and a shut down of non-essential North American operations for six days. Discretionary expenses were generally cancelled, reduced or delayed. Our Board of Directors cancelled the current and subsequent cycles of the employee stock purchase program which would have granted rights to purchase shares in the fourth quarter of fiscal 2009 and the second quarter of fiscal 2010.

Due to a number of factors, including the global financial crisis and the steep decline in our stock price, we evaluated our goodwill and our long-lived assets for impairment during the third quarter of fiscal 2009. Our goodwill impairment analysis is not yet complete; however, we have concluded that a non-cash goodwill impairment of $339.0 million can be reasonably estimated for the third quarter of fiscal 2009. Our impairment analysis for long-lived assets, including intangible assets, indicated carrying amounts of these assets were recoverable as of December 31, 2008. The goodwill impairment does not impact our cash balances, ability to generate cash flows from operations, liquidity or compliance with debt covenants.

Despite a revenue decline and the significant goodwill impairment charge, we made progress in the third quarter of fiscal 2009 toward achievement of our goals. Although our branded revenue was lower than plan, our gross margins increased due to revenue mix improvements. In particular, growth of our revenues from disk-based backup systems and software solutions, including software licensing revenue from our software partner EMC, contributed to increased gross margins in the third quarter of fiscal 2009 compared to the second quarter of fiscal 2009 and the third quarter of fiscal 2008.

For the third quarter of fiscal 2009, branded revenue increased to 65% of non-royalty revenue from 62% in the third quarter of fiscal 2008. We generated additional cash flow from operations and repaid $1.0 million of our term debt during the quarter. We had a $328.8 million quarterly operating loss in the third quarter of fiscal 2009, of which $339.0 million was a goodwill impairment charge, compared to operating income of $8.8 million and $5.7 million for the third quarter of fiscal 2008 and the second quarter of fiscal 2009, respectively.

During the third quarter of fiscal 2009, revenue decreased by $48.8 million to $203.7 million from the same quarter last year. The revenue decrease was primarily due to declines in product revenue from devices and media products and to a slightly lesser extent decreases from tape automation systems. Partially offsetting these decreases were increased product revenues from disk-based backup systems and software solutions from software license revenue from EMC and revenue from the DXi7500. For the third quarter of fiscal 2009, we had $2.2 million of service revenue related to disk-based backup systems and software solutions in addition to the $29.2 million of disk-based backup systems and software solutions product revenue compared to $1.4 million and $14.1 million, respectively, in the third quarter of fiscal 2008. Service revenue was up slightly from the third quarter of the prior year and royalty revenue decreased $7.7 million.

Despite the revenue decrease for the quarter, our gross margin percentage increased 760 basis points to 42.1% primarily due to the change in product revenue sales mix and because product sales through our branded channels comprised a larger percentage of non-royalty revenue in the third quarter of fiscal 2009 compared to the same quarter of the prior year. Although sales of branded products typically generate higher gross margins than sales to our OEM customers, OEM software license revenue provides our highest product gross margins. Product gross margin was also favorably impacted by our shift in sales mix toward higher margin disk-based systems and software solutions and from cost reduction measures implemented in current and prior periods.

Operating expenses increased for the current quarter compared to the same quarter last year primarily due to the goodwill impairment and to a lesser extent increased restructuring charges. Sales and marketing expenses, research and development expenses and general and administrative expenses decreased during the third quarter of fiscal 2009 due to cost-saving initiatives implemented during the quarter. We reorganized sales and marketing in an effort to bring our sales and marketing investments in line with the respective channel and territory revenue results, while continuing to emphasize growing our branded business. We continue to align our research and development investments with market growth potential, focusing on disk-based backup systems and software solutions development while managing our cost structure.

As described in more detail later, one of the covenants in our senior secured credit agreement is the requirement that we refinance the majority of our convertible subordinated notes by February 2010. Due to the credit crisis, the credit markets have had little to no activity in recent months. We believe this combination of factors has created the most significant pressure on our stock price in the third quarter of fiscal 2009. We continue to monitor the debt markets and will pursue viable options to refinance our convertible subordinated notes as they develop. Although there has been slightly increased activity in the debt market, the overall market remains very constrained. We believe our results for the third quarter of fiscal 2009, which increased bank EBITDA, a measure used in calculating our covenant requirements, as well as our increased balance of cash and cash equivalents, will improve our financing capacity. In addition to our operational goals for the remainder of fiscal 2009, improving our capital structure is a top priority for the fourth quarter of fiscal 2009 and continuing in fiscal 2010.

During the quarter, we repaid the required minimum $1.0 million principal on the term loan of our current credit facility. Due to continuing market uncertainty, we chose to maintain moderately higher cash and cash equivalents balances. Since August 2006, we have repaid approximately 50%, or $247.5 million, of our acquisition-related debt. Interest expense continued to decrease from prior quarters due to the combination of a lower outstanding debt balance and lower interest rates. As of December 31, 2008, our outstanding term debt balance was $249.0 million.

During the third quarter of fiscal 2009, we received notifications from the NYSE that we were not in compliance with the NYSE’s continued listing standards requiring that securities trade at a minimum average closing price of $1.00 for thirty consecutive trading days and that companies maintain an average market capitalization of at least $75 million over any thirty day trading period. Under NYSE rules, we have until April 27, 2009 and June 5, 2010, respectively, to correct these deficiencies. Our goal is to cure these deficiencies within the required timeframes. For further discussion of our continued listing on the NYSE and our risk of delisting, see the “NYSE Listing” and “Risk Factors” sections below.

Looking to the fourth quarter of fiscal 2009, we anticipate lower revenues as IT spending continues to be constrained and we experience the traditional seasonal decreases from our third fiscal quarter. We expect decreased revenues will lead to lower gross margins. In addition, we anticipate slightly higher operating expenses in sales and marketing, research and development and general and administrative activities in part due to payroll tax increases resulting from the start of a calendar year and increased commissions due to attainment of annual sales goals within our sales force.

RESULTS OF OPERATIONS

In the following tables, we use “n/m” in the percentage change column when the result is not measurable or not meaningful, such as percentage changes in excess of 200%.

Revenue

	Three Months Ended
(in thousands)	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Product revenue	$143,882	70.6%	$185,130	73.3%	$(41,248)	(22.3)%
Service revenue	40,757	20.0%	40,628	16.1%	129	0.3%
Royalty revenue	19,029	9.3%	26,753	10.6%	(7,724)	(28.9%)

Total revenue	$203,668	100.0%	$252,511	100.0%	$(48,843)	(19.3)%

	Nine Months Ended
	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Product revenue	$444,658	69.4%	$551,734	73.9%	$(107,076)	(19.4)%
Service revenue	124,593	19.4%	119,740	16.0%	4,853	4.1%
Royalty revenue	71,598	11.2%	75,312	10.1%	(3,714)	(4.9)%

Total revenue	$640,849	100.0%	$746,786	100.0%	$(105,937)	(14.2)%

Total revenue decreased for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 largely due to decreased overall spending by customers in response to the downturn in the economy. We had lower product revenue from device and non-royalty media revenue declines and from decreased tape automation systems revenue in Europe. Partially offsetting the revenue declines was an increase in disk-based backup systems and software solutions revenues.

Total revenue decreased for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to lower tape automation systems revenue in North America and Europe and to a lesser extent decreased revenue from devices and non-royalty media. Moderating the total revenue decrease were increases in disk-based backup systems and software solutions and increased service revenue. We expect total revenue for the fourth quarter of fiscal 2009 between $175.0 million and $195.0 million; however, the risks of continued lower demand and longer sales cycles due to prevailing economic conditions may impact our fiscal fourth quarter more than current estimates.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased for the third quarter and first nine months of fiscal 2009 compared to the same periods of fiscal 2008. Decreased branded product sales comprised slightly more of the product revenue decline in the third quarter of fiscal 2009 than was attributable to decreased sales to our OEM customers. The product revenue decrease for the first nine months of fiscal 2009 was primarily due to decreased sales to our OEM customers.

(in thousands)	Three Months Ended
	December 31, 2008	December 31, 2007	Change
Tape automation systems	$85,034	$112,768	$(27,734)
Devices and non-royalty media	29,694	58,224	(28,530)
Disk-based backup systems and software solutions	29,154	14,138	15,016

Total product revenue	$143,882	$185,130	$(41,248)

	Nine Months Ended
	December 31, 2008	December 31, 2007	Change
Tape automation systems	$256,559	$331,851	$(75,292)
Devices and non-royalty media	122,208	181,842	(59,634)
Disk-based backup systems and software solutions	65,891	38,041	27,850

Total product revenue	$444,658	$551,734	$(107,076)

Approximately two-thirds of the tape automation systems revenue decreases for the third quarter and first nine months of fiscal 2009 compared to the prior year periods were attributable to reduced sales of OEM products and approximately one-third due to lower branded sales in North America and Europe. For the fourth quarter of fiscal 2009, we anticipate decreased tape automation systems revenue due to a combination of the traditional seasonal strength of our third fiscal quarter and customers reducing their spending in response to prevailing economic conditions.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined in the third quarter and first nine months of fiscal 2009 compared to the prior year periods primarily due to decreased sales of older device technology that is nearing end of life. Media sales decreases were the result of our continued efforts to manage our media business opportunistically to maintain sufficient gross margins from media sales. Due to market pricing for media during the second and third quarters of fiscal 2009, we chose not to pursue media sales that did not provide sufficient margins. These media revenue decreases in the second and third quarters of fiscal 2009 were partially offset by increased media revenue from media sales during the first quarter of fiscal 2009. We expect continued declines in our device revenue in the future resulting from older device technology products nearing end of life and our emphasis on higher margin opportunities.

Revenue increases from disk-based backup systems and software solutions in the third quarter and first nine months of fiscal 2009 compared to the same periods of fiscal 2008 were primarily due to software license revenue from EMC and the addition of the DXi7500 to our disk-based backup systems portfolio. These increases were offset in part by declines in sales of our legacy disk-based products in both the third quarter and first nine months of fiscal 2009. As noted earlier, we are focused on growing our branded revenue in fiscal 2009, particularly our disk-based backup systems and software revenue. We expect continued increases in our disk-based backup systems and software solutions revenue in the future as our disk-based backup systems continue to gain traction in the market; however, for the fourth quarter of fiscal 2009, we anticipate a slight decrease in disk-based backup systems and software solutions revenue due to seasonality and customers reducing their spending in response to prevailing market conditions.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty, to provide faster service response time, or both. Service revenue increased $0.1 million and $4.9 million compared to the third quarter and first nine months of the prior year, respectively, largely due to increased sales of service contracts to customers of our branded products. Although our installed base of products continues to grow and that growth typically results in increased service revenues, we do not expect service revenue growth in the fourth quarter of fiscal 2009 due to customers reducing their spending in response to prevailing market conditions.

Royalty Revenue

Tape media royalties decreased $7.7 million and $3.7 million in the third quarter and first nine months of fiscal 2009, respectively, compared to the prior year periods primarily due to lower tape media unit sales sold to licensees. Royalties related to newer LTO products continued to increase for the three and nine months of ended December 31, 2008, but at a slower rate than declines in royalties from maturing DLT products, where we experienced a net reduction in the installed base of DLTtape® drives. For the first nine months of fiscal 2009, we recorded $11.0 million in royalty revenue in connection with a settlement agreement with Riverbed that contains a mutual covenant to not sue related to the parties’ data deduplication patents. The covenant not to sue is similar to a cross-license. This $11.0 million was based on prior sales of the parties’ data deduplication products. See Note 16, “Litigation” for additional information.

We expect LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as its installed base continues to decrease. For the fourth quarter of fiscal 2009, we expect moderately lower tape media royalties compared to the third quarter of fiscal 2009.

Gross Margin

	Three Months Ended
(in thousands)	December 31, 2008	Gross margin%	December 31, 2007		Gross margin%	Change	% Change
Product gross margin	$54,933	38.2%	$51,245		27.7%	$3,688	7.2%
Service gross margin	11,824	29.0%	9,175		22.6%	2,649	28.9%
Royalty gross margin	19,029	100.0%	26,753		100.0%	(7,724)	(28.9)%

Gross margin	$85,786	42.1%	$87,173		34.5%	$(1,387)	(1.6)%

	Nine Months Ended
	December 31, 2008	Gross margin%	December 31, 2007		Gross margin%	Change	% Change
Product gross margin	$141,075	31.7%	$139,111		25.2%	$1,964	1.4%
Service gross margin	30,827	24.7%	29,319		24.5%	1,508	5.1%
Royalty gross margin	71,598	100.0%	75,312		100.0%	(3,714)	(4.9)%

Gross margin	$243,500	38.0%	$243,505	*	32.6%	$(5)	0.0%

*	Nine months ended December 31, 2007 includes $0.2 million of restructuring charges related to cost of revenue.

The 760 and 540 basis point increase in gross margin percentage during the third quarter and first nine months of fiscal 2009, respectively, compared to the third quarter and first nine months of fiscal 2008, respectively, was primarily due to the change in product revenue sales mix, in particular contributions from OEM software license revenue. In addition, decreased manufacturing expenses and product costs contributed to improved gross margins. Although sales of branded products typically generate higher gross margins than sales to our OEM customers, OEM software license revenue provides our highest product gross margins. Branded sales comprised 65% and 66% of non-royalty revenue for the third quarter and first nine months of fiscal 2009, respectively, compared to 62% and 61% of non-royalty revenue for the third quarter and first nine months of fiscal 2008, respectively. For the first nine months of fiscal 2009, the $11.0 million royalty revenue resulting from the Riverbed settlement contributed approximately 110 basis points of the gross margin increase. We expect our gross margin percentage in the fourth quarter of fiscal 2009 will decrease from the third quarter of fiscal 2009, primarily due to decreased revenue expectations, including decreased royalty revenue. In addition, increases in product costs caused by higher prices and other economic factors could lessen the impact of our cost-saving initiatives.

Product Margin

For the third quarter and first nine months of fiscal 2009, both product gross margin dollars and percentage increased primarily due to the shift in sales mix toward higher margin disk-based systems and software solutions and away from devices and non-royalty media. Product gross margin increases from our OEM software licenses comprised approximately 50% and 40% of the increase for the third quarter and first nine months of fiscal 2009, respectively. Product gross margin rates also were favorably impacted by our higher proportion of product sales through branded channels. Although sales of branded products typically generate higher gross margins than sales to our OEM customers, OEM software license revenue provides our highest product gross margins. We have increased OEM software license revenue margin contributions in the third quarter and first nine months of fiscal 2009 compared to the prior year periods when we did not have this revenue stream to contribute to product margin. Cost-saving initiatives during the quarter as well as measures implemented in prior periods also contributed to improved product gross margins in the third quarter and first nine months of fiscal 2009 compared to the same periods of fiscal 2008.

Service Margin

For the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, service gross margins increased 640 basis points primarily due to service cost decreases and to a lesser extent the slight increase in service revenues. Service cost decreases from cost-saving initiatives implemented during the quarter as well as measures implemented in prior quarters included decreased external and third party service provider expenses, project materials expenses and salaries and benefits.

For the first nine months of fiscal 2009, service gross margin was slightly higher than the first nine months of fiscal 2008. Service revenues increased at a higher rate and in absolute dollars compared to service cost increases. As noted above, service revenue increases were largely due to increased sales of service contracts to customers of our branded products. Service cost increases for the first nine months of fiscal 2009 were largely due to increased amortization of service parts for maintenance and salaries and benefits.

Research and Development Expenses

	Three Months Ended
(in thousands)	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Research and development	$16,053	7.9%	$20,127	8.0%	$(4,074)	(20.2)%

	Nine Months Ended
	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Research and development	$53,809	8.4%	$68,985	9.2%	$(15,176)	(22.0)%

Research and development expenses decreased $4.1 million and $15.2 million in the three and nine month periods ended December 31, 2008, respectively, compared to the same periods of the prior year. For the third quarter of fiscal 2009, the main drivers of the decrease were lower external service provider costs, project materials, salaries and benefits and depreciation expense. External service provider costs and project material expenses each decreased $0.9 million in the third quarter of fiscal 2009, compared to the third quarter of the prior year, largely due to completion of DXi7500 development and new projects underway that did not require significant outside resources. Salaries and benefits decreased $0.7 million due to cost-saving initiatives that decreased headcount and a six day operational shutdown in North America during the third quarter of fiscal 2009. Depreciation expense decreased $0.6 million due to a number of assets supporting our research and development efforts becoming fully depreciated during the past year.

The primary drivers of the decrease for the nine months ended December 31, 2008 were decreased salaries and benefits, external service provider costs, depreciation expense, facilities expense and project materials. Salaries and benefits decreased $4.9 million as a result of cost-saving initiatives that decreased headcount. External service provider expenses decreased $3.7 million and project materials decreased $1.5 million, both largely due to completion of DXi7500 development and new projects underway that did not require significant outside resources. Depreciation expense was $2.7 million lower than the first nine months of fiscal 2008 primarily due to a number of assets supporting our research and development efforts becoming fully depreciated during the past year. Facilities expenses decreased $1.5 million due to reductions in the scope of research and development operations during fiscal 2008.

For the fourth quarter of fiscal 2009, we will continue to align our research and development investments with market growth potential, focusing on disk-based backup systems and software solutions development while managing our cost structure during this market downturn.

Sales and Marketing Expenses

	Three Months Ended
(in thousands)	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Sales and marketing	$32,821	16.1%	$39,371	15.6%	$(6,550)	(16.6)%

	Nine Months Ended
	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Sales and marketing	$111,006	17.3%	$108,980	14.6%	$2,026	1.9%

Sales and marketing expenses decreased $6.6 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to cost-saving initiatives during the quarter that reduced salaries and benefits $2.1 million and travel expenditures $1.2 million. Advertising expenses decreased $1.2 million and marketing expenses, including direct marketing and marketing literature, decreased $1.1 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.

For the first nine months of fiscal 2009, sales and marketing expenses increased $2.0 million compared to the first nine months of fiscal 2008 primarily due to a $4.4 million increase in salaries and benefits as a result of our larger branded sales force in place during the majority of the year. Partially offsetting the increased sales and marketing expenses for the first nine months of fiscal 2009 was $1.1 million of decreased advertising and marketing expenses, including direct marketing expense reductions.

We continue our focus on sales of our higher margin branded products, which typically require higher sales and marketing related expenses than sales through OEM channels. During the third quarter of fiscal 2009, we reorganized in an effort to bring our sales and marketing investments in line with the respective channel and territory revenue results. For the fourth quarter of fiscal 2009, we are focused on improving the return on investment from our branded sales and marketing efforts by more effectively aligning our product portfolio, sales model and marketing programs.

General and Administrative Expenses

	Three Months Ended
(in thousands)	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
General and administrative	$17,015	8.4%	$18,787	7.4%	$(1,772)	(9.4)%

	Nine Months Ended
	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
General and administrative	$58,860	9.2%	$58,290	7.8%	$570	1.0%

The $1.8 million decrease in general and administrative expenses for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was primarily due to a $1.0 million decrease in salaries and benefits and a $0.9 million decrease in business taxes. Salaries and benefits decreased due to cost-saving initiatives that reduced headcount and a six day operational shutdown in North America during the third quarter of fiscal 2009.

The relatively small increase in general and administrative expenses for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was the net result of several items. For the first nine months of fiscal 2009, legal expenses increased $5.0 million and facilities expenses increased $2.4 million, which were generally offset by $3.3 million of decreased depreciation expenses, $2.9 million of decreased salaries and benefits and $1.0 million of reduced audit and accounting related services. Increased legal expenses related to our activities to protect our intellectual property. See Note 16 “Litigation” for additional information related to legal actions. During fiscal 2009, a higher proportion of our facilities costs were attributable to general corporate operations as a result of consolidation and outsourcing of certain manufacturing operations and reductions in the scope of research and development operations during fiscal 2008. The decreased depreciation expense was primarily due to accelerated depreciation in the prior year related to our former Oracle enterprise resource planning system that was retired during the first quarter of fiscal 2008.

Restructuring Charges

(in thousands)	Three Months Ended
	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Restructuring charges in operating expense	$4,062	2.0%	$98	—%	$3,964	n/m

	Nine Months Ended
	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Restructuring charges related to cost of revenue	$—	—	$237	—%	$(237)	(100.0)%
Restructuring charges in operating expense	4,469	0.7%	9,429	1.3%	(4,960)	(52.6)%

Total restructuring charges	$4,469	0.7%	$9,666	1.3%	$(5,197)	(53.8)%

The $4.0 million increase in restructuring charges during the third quarter of fiscal 2009 was due to a restructuring action initiated in the third quarter of fiscal 2009 in response to the global economic downturn. This restructuring action to realign our cost structure with market growth opportunities reduces our headcount by approximately 8%. The majority of the impacted employees were U.S. sales and marketing and research and development employees; however, all areas of the business, including international operations, were impacted by the restructuring action.

Restructuring expense decreased $5.2 million for the first nine months of fiscal 2009 largely due to cost reduction actions that took place during the first quarter of the prior year. Restructuring charges during the first nine months of fiscal 2008 were primarily the result of severance and benefits incurred from our decision to partner with a third party on certain research and development efforts and to a lesser extent actions taken to improve efficiencies in operations. We also continued consolidating our operations into fewer locations during the second quarter of fiscal 2008 and incurred facility exit costs. For additional information, refer to Note 10 “Restructuring Charges.” Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps.

Goodwill Impairment

	Three Months Ended
(in thousands)	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Goodwill impairment	$339,000	166.4%	$—	—%	$339,000	n/m

	Nine Months Ended
	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Goodwill impairment	$339,000	52.9%	$—	—%	$339,000	n/m

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We consider the indicators of impairment in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as well as indicators the Securities and Exchange Commission (“SEC”) has noted and evaluate any other relevant facts and circumstances that may indicate that the fair value of goodwill is less than its carrying amount. Because we operate in a single reporting unit, we consider the company as a whole when reviewing these factors.

During the third quarter of fiscal 2009, we determined that the following significant impairment indicators were present:

•	a significant decline in our stock price, bringing market capitalization below book value;

•	a significant adverse change in the business climate;

•

negative current events and changed long-term economic outlook as a result of the financial market collapse that started in the second quarter of fiscal 2009 and continued throughout the third quarter of fiscal 2009; and

•	our need to test long-lived assets for recoverability under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS No. 144”) as described below.

As a result of the presence of these indicators of impairment, we performed an interim test to determine if our goodwill was impaired.

SFAS No. 142 requires a two-step method for determining goodwill impairment. In step one, we determined the fair value of the company. We looked at market and income approaches to determine fair value. The market approach was not used as there were no applicable market comparables. We used the income approach, derived from a discounted cash flow methodology and other valuation techniques, as well as necessary estimates and assumptions about the future to determine fair value. Significant assumptions used in this analysis included: expected future revenue growth rates ranging from -3% to 9%, operating profit margins ranging from 7% to 21% and working capital levels; asset lives used to generate future cash flows; a discount rate of 24% using a mid-year convention; and a terminal value multiple of 3%. The discount rate considered the relative risk of newer hardware and software products. The fair value of the company was then compared to its carrying value of net equity. Because the company has significant debt, we also compared the fair value of the company to its business enterprise value. Under both comparisons, the results indicated our fair value was less than our carrying value, which required us to perform step two.

In step two, we allocated the fair value of the company to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of our goodwill. We have not yet completed this analysis; however, we have concluded that an impairment charge can be reasonably estimated. Accordingly, we recorded a non-cash goodwill impairment charge of $339.0 million for the third quarter of fiscal 2009. We expect to finalize our goodwill impairment analysis during the fourth quarter of fiscal 2009, and may make an adjustment, or record an additional non-cash impairment charge when the goodwill impairment test is complete. The goodwill impairment does not impact our cash and cash equivalents balance, cash flows from operations, liquidity or compliance with debt covenants.

Interest Income and Other, Net

	Three Months Ended
(in thousands)	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Interest income and other, net	$(594)	(0.3)%	$331	0.1%	$(925)	n/m

	Nine Months Ended
	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Interest income and other, net	$503	0.1%	$6,200	0.8%	$(5,697)	(91.9)%

Interest income and other, net includes unrealized and realized foreign exchange gains and losses as well as unrealized gains and losses due to the change in market value of our interest rate collars.

The $0.9 million decrease in interest income and other, net for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 was primarily due to a $0.7 million decrease in interest income. Interest income decreased due to both lower average balances of interest-earning assets, including cash and cash equivalents and marketable securities, and lower market interest rates.

The $5.7 million decrease in interest income and other, net for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was primarily due to the net impact of four items. We had a $3.1 million net decrease in foreign exchange gains and losses due to losses during the first nine months of fiscal 2009 compared to gains in the first nine months of fiscal 2008 as a result of the U.S. dollar strengthening during fiscal 2009. Interest income decreased $2.5 million in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 due to lower average balances of interest-earning assets and lower market interest rates. An additional $2.1 million of the decrease relates to a realized gain in the first quarter of fiscal 2008 on the sale of Data Domain shares we sold in its initial public offering in July 2007. These decreases were partially offset by a $1.2 million reduction in other expense resulting from gains in the first nine months of fiscal 2009 on the market value of our interest rate collars required by our current credit agreement compared to a loss on these collars in the first nine months of fiscal 2008.

Interest Expense

	Three Months Ended
(in thousands)	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Interest expense	$7,276	3.6%	$10,952	4.3%	$(3,676)	(33.6%)

	Nine Months Ended
	December 31, 2008	% of revenue	December 31, 2007	% of revenue	Change	% Change
Interest expense	$23,561	3.7%	$48,785	6.5%	$(25,224)	(51.7)%

Interest expense decreased $3.7 million and $25.2 million compared to the third quarter and first nine months of fiscal 2008, respectively. Interest expense decreases in the third quarter of fiscal 2009 were primarily due to reduction of our outstanding debt balances and to a lesser extent interest rate decreases. For the first nine months of fiscal 2009, interest expense decreased due to $12.6 million in costs to retire our prior debt facility in the second quarter of fiscal 2008 and decreased $12.6 million due to the combination of interest rate decreases and a reduction of our outstanding debt balances. The costs to retire our prior debt facility included recognizing $8.1 million of capitalized debt costs related to the prior debt facility and $4.5 million in prepayment fees. Interest rate decreases were attributable to both market interest rate decreases of LIBOR and refinancing our debt at more favorable terms in July 2007. Our weighted average interest rate on our current credit agreement decreased to 7.55% for the third quarter of fiscal 2009, inclusive of our interest rate collars that fix the interest rate in a specified range for a portion of the term debt. This compares to a weighted average interest rate of 8.70% for the third quarter of fiscal 2008.

In addition to the items noted above, interest expense includes the amortization of debt issuance costs for debt facilities and prepayment fees. For further information, refer to Note 8 “Convertible Subordinated Debt and Long-Term Debt” and Note 9 “Derivatives.” We expect our interest expense in the fourth quarter of fiscal 2009 to decrease from interest expense in the third quarter of fiscal 2009 due to lower interest rates. We anticipate continued use of our revolving credit facility for short term liquidity as business conditions warrant.

Income Taxes

	Three Months Ended
(in thousands)	December 31, 2008	% of pre-tax loss	December 31, 2007	% of pre-tax loss	Change	% Change
Income tax provision (benefit)	$(2,259)	0.7%	$559	(30.5)%	$(2,818)	n/m

	Nine Months Ended
	December 31, 2008	% of pre-tax loss	December 31, 2007	% of pre-tax loss	Change	% Change
Income tax provision (benefit)	$(324)	0.1%	$678	(1.5)%	$(1,002)	(147.8)%

We had an income tax benefit of $2.3 million and $0.3 million for the third quarter and first nine months of fiscal 2009, respectively, as compared to income tax expense of $0.6 million and $0.7 million for the third quarter and first nine months of fiscal 2008, respectively. Tax benefits for the third quarter and first nine months of fiscal 2009 were from the release of a $2.9 million tax liability due to the expiration of a statute of limitation partially offset by foreign income taxes and state taxes of $0.6 million and $2.6 million, respectively. Tax expense for the third quarter of fiscal 2008 was primarily comprised of foreign income taxes and state taxes. The $0.7 million tax expense for the nine months ended December 31, 2007 reflects expenses for foreign income taxes and state taxes of $3.0 million partially offset by a benefit of $2.3 million related to tax positions settled in foreign jurisdictions.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense by classification within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2008	December 31, 2007	Change
Cost of revenue	$5,510	$7,351	$(1,841)
Research and development	100	521	(421)
Sales and marketing	3,394	4,177	(783)
General and administrative	25	25	—

	$9,029	$12,074	$(3,045)

	Nine Months Ended
	December 31, 2008	December 31, 2007	Change
Cost of revenue	$19,158	$23,907	$(4,749)
Research and development	300	932	(632)
Sales and marketing	11,642	12,623	(981)
General and administrative	75	75	—

	$31,175	$37,537	$(6,362)

The decrease in intangible asset amortization for the third quarter and first nine months of fiscal 2009 was primarily due to purchased technology intangible assets related to the ADIC acquisition that became fully amortized during fiscal 2008.

Amortizable intangible and other long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. During the third quarter of fiscal 2009, we noted several indicators of impairment existed and performed an interim impairment test for our amortizable intangible and other long-lived assets. The result of our impairment test was that carrying values of our amortizable intangible and other long-lived assets were fully recoverable as of December 31, 2008. See Note 6 “Goodwill and Intangible Assets” for additional information regarding our intangible assets and impairment testing. If the economic environment continues to deteriorate, it is possible the fair value of one or more of our amortizable intangibles and other long-lived assets could be reduced below carrying value and we would record an impairment in that period.

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2008	December 31, 2007	Change
Cost of revenue	$141	$584	$(443)
Research and development	601	984	(383)
Sales and marketing	276	861	(585)
General and administrative	1,314	1,476	(162)

	$2,332	$3,905	$(1,573)

	Nine Months Ended
	December 31, 2008	December 31, 2007	Change
Cost of revenue	$1,099	$1,522	$(423)
Research and development	2,173	2,901	(728)
Sales and marketing	1,989	2,444	(455)
General and administrative	2,831	3,557	(726)

	$8,092	$10,424	$(2,332)

Share-based compensation decreased for the three and nine months ended December 31, 2008, due to expense reversals resulting from the Board of Directors cancelling rights to purchase shares under our Employee Stock Purchase Plan for the February 2009 purchase date and due to the modification of the vesting and exercise periods of awards and options held by certain employees in fiscal 2008 that were not repeated in fiscal 2009.

NYSE Listing

On October 27, 2008, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requiring that securities trade at a minimum average closing price of $1.00 for thirty consecutive trading days. In accordance with NYSE rules, we informed the NYSE on November 10, 2008 of our intent to cure the average stock price deficiency. Under the NYSE rules, we have until April 27, 2009 to comply with the listing standard. Our common stock will continue to be listed on the NYSE during the six-month cure period, subject to compliance with other NYSE continued listing requirements. On December 5, 2008, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requirement that companies maintain an average market capitalization of at least $75 million over any thirty day trading period. Under NYSE rules, we have eighteen months, or until June 5, 2010, to correct this deficiency.

Our goal is to cure these deficiencies within the required timeframes. Our preference is to cure the deficiencies through improved results leading to an increased stock price; however, we may also cure the minimum trading price deficiency through a reverse stock split. At our August 19, 2008 annual meeting, our shareholders authorized our Board of Directors to select and file one of several possible amendments to our amended and restated certificate of incorporation which would effect a reverse stock split, pursuant to which any whole number of outstanding shares of our common stock between and including four and twelve shares would be combined into one share of such stock. The authorization granted our directors the flexibility to decide whether or not enactment of a reverse stock split, and at what ratio, would be in the best interests of the Company.

On January 30, 2009, our market capitalization was above the $75 million minimum; however, we had not yet maintained this market capitalization level for thirty days to cure the market capitalization deficiency. For further discussion of our continued listing on the NYSE and our risk of delisting, see the “Risk Factors” section below.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	December 31, 2008	December 31, 2007
Net cash provided by (used in) operating activities	$49,877	$(5,241)
Net cash provided by (used in) investing activities	$(3,251)	$25,261
Net cash provided by (used in) financing activities	$(89,030)	$3,474

Nine Months Ended December 31, 2008

The $396.3 million difference between net loss and cash provided by operating activities during the nine months ended December 31, 2008 was primarily due to $405.9 million in non-cash expenses, the largest of which were goodwill impairment, amortization, depreciation and share-based compensation. Uses of cash in operations were primarily a $38.9 million decrease in accounts payable, largely offset by a $37.8 million reduction in accounts receivable. Accounts payable decreased primarily due to lower expenditures for inventory and other operating costs. The decrease in accounts receivable was primarily due to lower sales and strong collections during the first nine months of fiscal 2009.

Cash used in investing activities reflects $4.3 million of equipment purchases during the nine months ended December 31, 2008, partially offset by a $1.0 million return of principal from our private technology venture limited partnerships investment. Equipment purchases were primarily the result of maintaining our day to day business operations infrastructure and included voice communication system upgrades, hardware and software to equip our consolidated data center and leasehold improvements. We also purchased development equipment to support disk-based product releases during the first nine months of fiscal 2009.

Cash used in financing activities during the first nine months of fiscal 2009 was primarily due to repaying $91.0 million of the term debt.

Nine Months Ended December 31, 2007

The difference between reported net loss and cash used in operating activities during the nine months ended December 31, 2007 was primarily due to cash used to fund operations offset largely by non-cash items such as depreciation, amortization and share-based compensation. Cash used to fund operations during the period was primarily due to a $59.7 million increase in accounts receivable offset in part by a $14.2 million increase in accounts payable and a $13.3 million increase in deferred revenue. Accounts receivable increased primarily due to slower collections in fiscal 2008 after particularly strong collections during the fourth quarter of fiscal 2007. Accounts payable increased due to timing of payments to vendors, and deferred revenue increased primarily due to increased sales of service contracts.

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

Cash provided by financing activities during the first nine months of fiscal 2008 was primarily due to borrowings of $442.0 million offset by debt repayments of $452.5 million, as well as $14.0 million net proceeds received from the issuance of common stock related to employee stock incentive plans and our employee stock purchase plan. Borrowings and repayments were primarily due to borrowings under our current credit agreement and repayment of our prior credit facility. Included in our total debt repayment was $40.0 million of principal payments on our new term loan since its inception on July 12, 2007.

Capital Resources and Financial Condition

We have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue and improving margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue and gross margin around current projections and to control operating expenses in order to provide positive cash flow from operating activities. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by limitations on available cash associated with our existing credit facilities.

Under the terms of our senior secured credit agreement (“current credit agreement”), in order to avoid an acceleration of the maturity date of our outstanding obligations, we must refinance at least $135.0 million of our convertible subordinated notes by February 2010. While we are currently exploring various options to refinance these notes, there has been nothing finalized at this time. In addition, on January 30, 2009, our credit rating was downgraded by Moody’s due to their concerns about our ability to retain sufficient liquidity in light of the potential accelerated maturity of our long-term debt in February 2010. Due to the continuing adverse developments in the global financial markets and crisis in the credit markets, there can be no assurance that we will be successful in refinancing the convertible subordinated notes by February 2010 on terms acceptable to us and the lender, or at all. If we are not successful in completing such refinancing and are unable to obtain an amendment or waiver from the lender, all outstanding principal and accrued interest under the current credit agreement will immediately become due and payable. We do not currently have sufficient cash and cash equivalents to repay our outstanding debt under the current credit agreement. For additional discussion of the risks associated with this refinancing covenant, see the various risk factors addressing our long-term debt, our convertible subordinated notes and related matters in the “Risk Factors” section below.

Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources. As of December 31, 2008, we had credit available on our credit facility, described further in the “Long-Term Debt” section below.

Generation of positive cash flow from operating activities has historically been an important source of our cash to fund operating needs and, prospectively, will be required for us to fund our business and to meet our current and long-term obligations. In addition, we believe generation of positive cash flow from operating activities will provide us with improved financing capacity. We have taken many actions to offset the negative impact of increased competition in the backup, archive and recovery market and the recent economic downturn. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at December 31, 2008, this would mean $249.0 million would become immediately payable.

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

Under the current credit agreement, the $400.0 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not refinance to extend the maturity date or convert into equity $135.0 million of the existing $160.0 million convertible subordinated debt prior to February 1, 2010. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The coupon interest rate on the term loan was 4.96% at December 31, 2008.

Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time. We were subject to an additional payment of 1.0% of the principal amount being prepaid for any prepayment made before July 12, 2008. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount if the excess cash flow requirements are not met. The fiscal 2008 calculation of excess cash flow did not require additional principal payments. During the third quarter of fiscal 2009, we made principal payments of $1.0 million on the term loan. For the nine months ended December 31, 2008, we made principal payments of $91.0 million on the term loan and incurred $0.5 million in prepayment fees.

Under the current credit agreement we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Annually, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility. We drew $16.0 million from our revolving credit facility in early October 2008, $6.0 million of which was repaid in October 2008. We subsequently drew additional funds and repaid all outstanding balances on the revolving credit facility as of December 31, 2008. During the quarter, interest rates ranged from 4.95% to 7.50% on the outstanding balances of the revolving credit facility.

As of December 31, 2008, we have letters of credit totaling $2.2 million, reducing the available borrowings on the revolver to $47.8 million. The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the revolving credit facility and term loan including a limitation on issuing dividends or repurchasing our stock. As of December 31, 2008, we were in compliance with all debt covenants. Our outstanding term debt was $249.0 million at December 31, 2008.

Derivatives

We do not engage in hedging activity for speculative or trading purposes. Since the third quarter of fiscal 2007, we have had an interest rate collar instrument with a financial institution that fixed the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. During the third quarter and first nine months of fiscal 2009, the three month LIBOR rate was below the floor and we incurred $1.2 million and $1.7 million, respectively, in additional interest expense. During the third quarter and first nine months of fiscal 2008, the three month LIBOR rate was within the floor and cap. As of December 31, 2008, this interest rate collar instrument expired and there was no cumulative gain or loss to be recorded in our Condensed Consolidated Balance Sheet.

Under the terms of the current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. To address this requirement, during the third quarter of fiscal 2008, we entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixed the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 31, 2008 and fixes the interest rate on $100.0 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 31, 2009. For this interest rate collar, the three month LIBOR rate was within the floor and cap during the third quarter and first nine months of fiscal 2009 and the third quarter of fiscal 2008.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record the change in fair market value in other accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. As of December 31, 2008, the cumulative loss on the second interest rate collar was $1.5 million and as of March 31, 2008, the cumulative loss on the interest rate collars was $2.2 million.

Off-Balance Sheet Commitments and Contractual Obligations

We have contractual obligations, which are also off-balance sheet commitments, to purchase inventory of $63.7 million, described further in Note 17 “Commitments and Contingencies.” We also have commitments related to our operating leases that have not significantly changed since our prior fiscal year end except for previously disclosed scheduled payments. For additional details refer to our Annual Report on Form 10-K, for the year ended March 31, 2008, as filed with the SEC on June 13, 2008.

As of December 31, 2008, we have commitments to provide an additional $1.2 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. Payments are made as capital calls are received, thus we cannot estimate when those payments will be made.

As of December 31, 2008, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. No stock repurchases were made during the nine months ended December 31, 2008. Our ability to repurchase common stock is restricted under our current credit agreement.

Other than the indemnification obligations described in Note 7 “Accrued Warranty and Indemnification” and the commitments described above or in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2008 filed with the SEC June 13, 2008, we do not have any other off-balance sheet arrangements.

Other than the changed contractual obligations described above and the reduction of our long-term debt described above and in Note 8 “Convertible Subordinated Debt and Long-term Debt” we have not had significant changes to our contractual obligations described in our Annual Report on Form 10-K, for the fiscal year ended March 31, 2008 filed with the SEC June 13, 2008.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Other than the estimates related to goodwill and long-lived asset impairment testing as described in Note 6, “Goodwill and Intangible Assets”, we believe that all other accounting policies requiring our most difficult, subjective or complex judgments because of the need to make estimates about the effect of matters that are inherently uncertain have not changed since our prior fiscal year end and have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC on June 13, 2008.

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

Our cash equivalents consisted solely of money market funds during the nine months ended December 31, 2008. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximately $0.3 million decrease in interest income for the nine months ended December 31, 2008.

Our outstanding convertible subordinated notes in the aggregate principal amount of $160.0 million have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these notes.

Interest accrues on our term loan and our revolving credit facility at our option, based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Under the terms of our current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. We had two interest rate collars to meet this requirement. We had an interest rate collar that fixes the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 2008. We have another interest rate collar that fixes the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008.

The following table shows the total impact to interest expense from a hypothetical 100 basis point increase and decrease in interest rates (in thousands):

	Nine months ended December 31, 2008
	Hypothetical 100 basis point increase in interest rates	Hypothetical 100 basis point decrease in interest rates
Interest expense increase (decrease) on term debt	$2,206	$(2,206)
Interest expense increase (decrease) on line of credit	44	(44)
Interest expense increase (decrease) from collars	(642)	708

Net interest expense increase (decrease)	$1,608	$(1,542)

FOREIGN CURRENCY EXCHANGE RATE RISK

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation of the U.S. dollar would have resulted in an approximately $1.1 million decrease in loss before income taxes for the nine months ending December 31, 2008. Such a change would have resulted from applying a different exchange rate to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

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

In connection with the acquisition of Advanced Digital Information Corporation (“ADIC”) in 2006, we drew on a credit facility substantially increasing our debt service obligations and constraining our ability to operate our business. Unless we are able to generate sufficient cash flows from operations to meet these debt obligations, our business financial condition and operating results could be materially and adversely affected.

In connection with our acquisition of ADIC, we borrowed $496.5 million under a credit facility with KeyBank in August 2006, adding a significant amount of indebtedness and interest expense to our obligations. During fiscal 2008, we refinanced our acquisition-related debt, repaying KeyBank in full and borrowing $400 million from Credit Suisse First Boston on our current credit agreement. As of December 31, 2008, the total amount outstanding under the current credit agreement was $249 million. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

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

•	Requiring us to refinance our convertible subordinated notes early;

•	Increasing our vulnerability to adverse economic and industry conditions;

•	Limiting our flexibility in planning for, or reacting to, changes and opportunities in, the electronics manufacturing industry, which may place us at a competitive disadvantage; and

•	Limiting our ability to incur additional debt on acceptable terms, if at all.

In addition, there is a risk that we may not be able to repay our debt obligations as they become due. We have incurred significant losses since 2001. Our ability to meet our debt service obligations (and fund our working capital, capital expenditures, acquisitions, research and development and other general corporate needs) will depend upon our ability to generate sufficient cash flow from operations. We cannot provide assurance that we will generate sufficient cash flow from operations to service these debt obligations, or that future borrowings or equity financing will be available to us on commercially reasonable terms or at all, or available in an amount sufficient to enable us to pay our debt obligations or fund our other liquidity needs. Unless we are able to maintain our cash flows from operations we may not generate sufficient cash flow to service our debt obligations, which would require that we reduce or delay capital expenditures and/or sell assets, thereby affecting our ability to remain competitive and materially and adversely affecting our business. Such a failure to repay our debt obligations when due would also result in our default under our loan agreements, which would give our lenders the right to seize all of our assets. Any such inability to meet our debt obligations could therefore have a material and adverse effect on our business, financial condition and results of operations.

In the event that we are unable to refinance at least $135 million of our outstanding convertible subordinated notes by February 2010, we will need to repay all our obligations under our senior secured credit agreement, which could have a materially adverse effect on our business, financial condition and results of operations.

Under the terms of our senior secured credit agreement (“current credit agreement,”) in order to avoid an acceleration of the maturity date of our outstanding loans and other obligations, no more than $25 million of the $160 million aggregate principal amount of our existing convertible subordinated notes may be outstanding as of February 2010. In effect, we must refinance at least $135 million of the notes. While we are currently exploring a variety of options to refinance these notes prior to February 2010, the continuing adverse developments in the global financial markets and crisis in the credit markets has made any refinancing difficult. Moreover, any such refinancing may need the consent of our lenders under our current credit agreement. There can be no assurance that we will be successful in refinancing the convertible subordinated notes by February 2010 on terms acceptable to us and our lenders, or at all. If we are not successful in completing such refinancing and are unable to obtain an amendment or waiver from the lender, all outstanding principal and accrued interest under the current credit agreement will immediately become due and payable. As of December 31, 2008, we had $249 million of term debt outstanding under the current credit agreement and reimbursement obligations under letters of credit of approximately $2.2 million. We do not currently have sufficient cash and cash equivalents to repay our outstanding debt under our current credit agreement. Because our current credit agreement is secured by a pledge of all our assets, our inability to repay the outstanding indebtedness under the credit agreement upon acceleration of maturity would give the lenders the right to foreclose on our assets in order to satisfy our obligations. Any such action on the part of the lender could have a materially adverse impact on our business, financial condition and results of operations.

We face risks related to the current economic crisis.

The current economic crisis in the U.S. and global financial markets has had and may continue to have a material and adverse impact on our business and our financial condition. Uncertainty about current economic conditions poses a risk as businesses may further reduce or postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for our products, the initial impact of which was reflected in our results for the second quarter of fiscal 2009. We cannot predict the ultimate severity or length of the current economic crisis or the timing or severity of future economic or industry downturns. Any economic downturn could have a material adverse effect on our results of operations and financial condition. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. A prolonged recession or further decline in the global economy will materially adversely affect our results of operations and financial condition. For additional information regarding the impact of current economic conditions on our results of operations and financial condition, refer to Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have received several notices from the New York Stock Exchange (“NYSE”) that we did not meet its continued listing requirements. If we are unable to rectify this non-compliance in accordance with NYSE rules, our common stock will be delisted from trading on the NYSE, which could materially and adversely impair the liquidity and value of our common stock.

On October 27, 2008, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requiring that our common stock trade at a minimum average close price of $1.00 for thirty consecutive trading days. Under the NYSE rules, we have until April 27, 2009 to comply with this listing standard.

Notwithstanding this NYSE rule’s six-month cure period for securities that trade below the $1.00 minimum average closing price, if our common stock price falls below the $1.00 threshold during the six-month cure period to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceedings immediately with respect to our company. There is no formal definition of “abnormally low” in the NYSE rules. During our third quarter of fiscal 2009, we had several conversations with the NYSE regarding our stock price, which reached a low of $0.09, and whether it had reached an abnormally low price. As a result of our discussions, the NYSE has not made a determination that our common stock price is abnormally low, though the NYSE reserves the right to revisit that determination at any time. To the extent that our common stock price remains significantly below $1.00 per share for an extended period of time, the NYSE has broad discretion as to whether, and if so, when it would seek to delist our common stock from trading on the NYSE.

In addition, on December 5, 2008, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requiring that companies maintain an average market capitalization of at least $75 million over any thirty day trading period. Under NYSE rules, we have 18 months, or until June 5, 2010, to correct this deficiency. Notwithstanding this NYSE rule’s eighteen-month cure period for average market capitalizations of less than $75 million, if our market capitalization falls below $25 million during the eighteen-month cure period, the NYSE will automatically begin delisting proceedings with respect to our company. There is no cure period if our average market capitalization falls below $25 million over any thirty day trading period.

While management plans to address these deficiencies within the required timeframe, there can be no assurance that the Company will be successful in doing so or that the NYSE will not exercise its discretion and begin delisting proceedings against us as a result of an abnormally low average common stock price. If we are unable to regain compliance with the NYSE listing requirements within the required timeframes, our common stock will be delisted from the NYSE. As a result of such a delisting, we would likely have our common stock quoted on the Over-the-Counter Bulletin Board, or the OTC BB, in order to have our common stock continue to be traded on a public market. Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. Delisting from the NYSE may also preclude us from using certain state securities law exemptions, which could make it more difficult and expensive for us to raise capital in the future and more difficult for us to provide compensation packages sufficient to attract and retain top talent. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, our reputation my suffer, which could result in a decrease in the trading price of our shares. The delisting of our common stock from the NYSE could therefore significantly disrupt the ability of investors to trade our common stock and could materially and adversely affect the value and liquidity of our securities.

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

We derive almost all of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition and operating results could be materially and adversely harmed.

We derive almost all of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a substantial majority of our revenue from these products for the foreseeable future. As a result, our future operating results depend on the continued market acceptance of products employing tape drive technology. Our tape products, including tape drives and automation systems, are increasingly challenged by products using hard disk drive technology, such as Virtual Tape Libraries (VTL), standard disk arrays and Network Attached Storage (NAS). Hard disk drives have experienced a trend toward lower prices while capacity and performance have increased. If disk-based backup products gain comparable or superior market acceptance, or their costs decline far more rapidly than tape drive and media costs, the competition resulting from these products would increase as customers migrate toward them. We are working to address this risk through our own targeted investment in disk-based products and other alternative technologies, but if we are not successful in our efforts, our business, financial condition and operating results could be materially and adversely affected.

Our credit agreement contains various covenants that limit our discretion in the operation of our business, which could have a materially adverse effect on our business, financial condition and results of operations.

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

Without the availability of the credit agreement, we would have to rely on operating cash flows and debt or equity arrangements other than the credit agreement, if such alternative funding arrangements are available to us at all, in order to maintain sufficient liquidity. If we were not able to obtain sufficient cash from our operations or from these alternative funding sources under such circumstances, our operations, financial condition and liquidity could be materially and adversely affected.

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

In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs, including those we undertook recently, as described above in “Results of Operations” within Management’s Discussion and Analysis. These steps and additional future restructurings in response to rationalization of operations following future acquisitions, strategic decisions or adverse changes in our business and industry may require us to make cash payments that, if large enough, would materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition and operating results.

Our tape media royalty business generates a relatively high gross margin rate, which significantly impacts the total company gross margin rate. If we were to experience a significant decline in the tape media royalty gross margin rate, our business, financial condition, and operating results could be materially and adversely affected.

Our tape media royalty gross margin rates and revenues are dependent on many factors, including the following factors:

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

To the extent that our media royalties depend upon media pricing and the quantity of media consumed by the installed base of our tape drives, reduced media prices, or a reduced installed tape drive base, would result in further reductions in our media royalty revenue. This could materially and adversely affect our business, financial condition, and results of operations.

Economic or other business factors may lead us to write down the carrying amount of our goodwill or long-lived assets, such as the $339 million goodwill impairment in the third quarter of fiscal 2009.

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We will continue to monitor relevant market and economic conditions, including the price of our stock, and will perform the appropriate impairment reviews in the future as necessary should conditions continue to deteriorate such that we believe the value of our goodwill or other long-lived assets could be further impaired. It is possible that conditions may worsen due to economic factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our operating results could be materially and adversely affected.

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

We do not control licensee pricing or licensee sales of tape media cartridges. To the extent that our royalty revenue is dependent on the prices of cartridges sold by our licensees, should these licensees significantly lower prices on the media products that they sell, such reduced pricing would lower our royalty revenue, which could materially and adversely affect our business, financial condition, and operating results.

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

The Exhibit Index beginning on page 51 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President and
Chief Financial Officer

Dated: February 9, 2009

QUANTUM CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007

3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

4.1	Amended and Restated Preferred Shares Rights Agreement between the Registrant and Harris Trust and Savings Bank.	S-4/A	333-75153	4.1	June 10, 1999

4.2	First Amendment to the Amended and Restated Preferred Shares Rights Agreement and Certification Of Compliance With Section 27 Thereof, dated as of October 28, 2002.	10-Q	001-13449	4.1	November 13, 2002

4.3	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

4.4	Second Amendment to the Amended and Restated Preferred Shares Rights Plan, dated November 1, 2006.	8-K	001-13449	4.1	November 6, 2006

4.5	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s Convertible Debt Securities.	S-3	333-109587	4.1	October 9, 2003

31.1‡	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2‡	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2†	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

‡	Filed herewith.

†	Furnished herewith.