Form 10-K
period 2009-03-31
QUANTUM CORP /DE/
filed 2009-06-30
CIK 709283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-13449

QUANTUM CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-2665054
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1650 Technology Drive, Suite 800, San Jose, California	95110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 944-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
QUANTUM CORPORATION COMMON STOCK	NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES B JUNIOR PARTICIPATING PREFERRED STOCK	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

4.375% CONVERTIBLE SUBORDINATED NOTES DUE 2010

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the Registrant was approximately $154.7 million on September 30, 2008, the last day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of the close of business on June 22, 2009, there were approximately 210.4 million shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 19, 2009, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

i

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our performance for fiscal 2010; (2) our expectations regarding our ongoing efforts to reduce our cost structure; (3) our expectations regarding the amounts and timing of any future restructuring charges, including cost-savings resulting therefrom; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (5) our expectations relating to growing our disk-based backup, software and services businesses; (6) our research and development plans and focuses; (7) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for the next 12 months; (8) our expectations about the timing and maximum amounts of our future contractual payment obligations; (9) our expectations regarding the refinancing of our convertible notes and our ability to use the EMC International Company loan to achieve that refinancing; (10) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (11) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) the consequences of the continued U.S. and global financial crisis and the accompanying worldwide recession; (4) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for tape drives, devices, media, tape automation systems, disk-based backup systems and software solutions; (5) our ability to achieve anticipated gross margin levels; (6) our ability to maintain supplier relationships; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to capitalize on changes in market demand; (10) our ability to refinance at least $135.0 million of our convertible subordinated notes by February 1, 2010; (11) the availability of credit on terms that are beneficial to us, particularly in light of the continuing global credit crisis and worldwide recession; (12) our ability to comply with the New York Stock Exchange (“NYSE”) continued listing requirements to the satisfaction of the NYSE; and (13) those factors discussed under “Risk Factors” in Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and retention issues more easily, effectively and securely. In addition, we have the global scale and scope to support our worldwide customer base. As a pioneer in disk-based data protection, we have a broad portfolio of disk-based backup solutions featuring deduplication and replication technology. We are also the worldwide leader in open systems tape automation revenue1, with products spanning from entry-level autoloaders to enterprise libraries, and are a major supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We offer a full range of service with support available in more than 100 countries. For further information see Note 20, “Geographic and Customer Information” in the Consolidated Financial Statements.

Industry Background

Information Technology (“IT”) departments continue to face an expanding set of problems with storing their data. Digitization has become nearly universal, with a variety of information relying on digital format as its primary form. This applies to business-critical records of all types, including documents, images and communications, as well as to the actual products of entire industries, including rich media production services and television broadcasting. Intensifying the data wave is common availability of broadband communications and the ease of copying and moving records among users and sites. With a single mouse click, multiple copies of the same file — a picture, a presentation, a video clip, a spreadsheet — are sent to servers around the world and copied over and over again.

The net effect is a rapid increase in the total amount of data being stored and managed each year, an increase that may outpace any change in fundamental business activity. The data storage requirements of virtually every company increase year after year, whether or not the business is growing.

Adding to the complexity of data management are regulatory and economic issues. Most every company has regulatory requirements from different organizations that mandate both long-term preservation of and rapid access to data. Different industries are affected by different regulations, and the interpretation of requirements is not always straightforward; however, organizations of all types recognize the significance of storing and protecting their data over time. At the same time, and particularly in the face of the current economic environment, IT organizations find themselves under pressure to increase operational efficiencies by doing more with the same, or reduced, staff levels. IT departments have come to expect that every year they will face the problem of how to manage more data in more places.

This situation creates an increasing need for value-add solutions to solve storage problems. Various technologies in the past have provided solutions associated with storage and information management including:

•	Flexible, lower cost, open system client-server platforms using UNIX, Linux and Windows operating systems have replaced many mainframe environments.

•	Storage media, both fixed and removable, have been developed to provide more capacity and different kinds of capacity at lower cost.

•	Data transmission transports, including Fibre Channel and Internet Protocol, are standard in storage solutions.

•	Networking techniques designed specifically for storage have been developed and are used universally, including Storage Area Networks (“SAN”) and Network Attached Storage (“NAS”).

More recent technologies providing storage and information management solutions to address the growing amounts of data needing storage include deduplication, replication and other data movement technologies to reduce space required to store data, data handling and the time to store and restore data.

Each additional technology or new feature; however, can also have the effect of creating additional adoption and integration tasks for IT departments under pressure to keep up with the growth of data and the requirements to manage it. Technologies alone, especially in their early phases, cannot provide the operating leverage that is achieved with a comprehensive data management solution.

[1]	IDC QView 2009 and April 2009 IDC #217948, Volume:1, Tab: Markets

Strategy Update

Backup, recovery and archive continues to be a major focus for customers, who face a number of challenges in managing and protecting their data. IDC estimates that the amount of data will grow five-fold over the next four years.2 At the same time, both recovery point and recovery time objectives are becoming shorter as users no longer tolerate data loss or downtime for their critical applications. There are also growing compliance and security requirements, particularly as the majority of data is stored outside of primary data centers, making data protection an important issue in remote locations. Finally, customers must address all these challenges in a time of constrained budgets and staffing levels.

With these customer challenges in mind, our strategy is to continue building out a portfolio of integrated solutions encompassing disk, tape, software and services to enable users to protect and manage data from the edge of the network to the core data center. A key component of this strategy is the value provided through our DXi-Series platform, a single disk-based architecture with deduplication and replication for backup and recovery that can scale from protecting and managing a terabyte of data at a remote office to over 200 terabytes at a data center. We have designed the DXi-Series products to be closely integrated with tape for disaster recovery, long-term archive and compliance, and they also leverage our StorNext software as the underlying file system. In addition, our edge-to-core strategy includes centralized management and secure data transfer across sites and storage tiers.

During fiscal 2010, we plan to introduce new solutions and product enhancements that support this strategy, including a major software release and a new hardware platform for our DXi-Series disk-based solutions, a StorNext release, new tape automation products, enhancements to existing tape automation products and increased data management and security offerings.

As we expand our branded business, we also intend to continue leveraging our leadership in deduplication and replication technology to create an “open systems” ecosystem with compatibility across multiple vendors’ solutions. We believe this will provide users greater flexibility and choice in how they meet their backup, recovery and archive needs.

Another key objective for fiscal 2010 is to improve our capital structure. Under our current credit agreement, at least $135.0 million of our convertible debt is required to be refinanced by February 2010 to avoid accelerated maturity of borrowings under the current credit agreement. We have refinanced $87.2 million of aggregate principal of the convertible debt as of June 5, 2009 and on June 26, 2009 entered into an agreement to refinance another $50.7 million. For further information refer to Item 1A “Risk Factors,” “Capital Resources and Financial Condition” in Liquidity and Capital Resources, Note 2 “Convertible Debt Refinancing” and Note 22 “Subsequent Events” to the Consolidated Financial Statements.

Products

As a leading global specialist in backup, recovery and archive, we provide a comprehensive range of disk, tape and software solutions supported by a worldwide sales and service organization. Our solutions are designed to provide IT departments in a wide variety of organizations with innovative and dependable tools for protecting, retaining and accessing their digital assets. We sell our products via our branded channels and through OEMs such as Dell, Inc. (“Dell”), EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”) and Sun Microsystems, Inc. (“Sun”). We divide our products into three broad categories, (1) tape automation systems, (2) disk-based backup systems and data management software and (3) devices and media. The devices and media category includes removable disk drives, standalone tape drives and media products.

Tape Automation Systems

According to IDC, Quantum is the world’s leading named supplier of tape automation shipments.3 Our tape automation portfolio includes a range of products from our SuperLoader3TM autoloader with one tape drive and up to sixteen cartridges, to large enterprise-class libraries which can hold hundreds of drives and thousands of cartridges. These products integrate tape drives into a system with automation technology, advanced connectivity and sophisticated management tools. Our automation products support multiple drive technologies, though the primary tape drive format for automation environments continues to be LTO.

[2]	May 2009, IDC Digital Universe White Paper
[3]	IDC QView 2009 and April 2009 IDC #217948, Volume:1, Tab: Markets

Our leading mid-range and enterprise libraries, the Scalar® i500TM and Scalar i2000TM leverage a common, integrated software iLayerTM, which provides monitoring, alerts and diagnostics, thereby reducing service calls, shortening issue resolution time and reducing the time users spend managing their tape automation. The Scalar i500 and Scalar i2000 can also be easily scaled, allowing users to expand the capacity of their libraries as their data grows. In addition, these products include connectivity options to improve backup performance and reliability in SAN environments in an effort to make them the right fit for a variety of organizations from medium sized businesses to major enterprise datacenters.

Disk-Based Backup Systems

We offer a broad range of disk solutions for backup and recovery, notably our DXi-Series disk-based backup appliances featuring data deduplication and replication technologies: the DXi7500, DXi7500 Express, DXi3500 and DXi2500-D. Data deduplication is an enabling technology that has been fundamentally changing the economics of disk storage and data transmission. By greatly increasing effective disk capacity, data deduplication enables users to retain backup data on fast recovery disk much longer than is possible using conventional disk and significantly reduces the bandwidth needed to move data between sites. We hold a key patent in one of the most common methods of data deduplication, known as variable-length data deduplication.

Our DXi-Series systems use this patented data deduplication technology to expand the amount of backup data users can retain on redundant array independent disk systems by 10 to 50 times. The result is a cost-effective means for IT departments to store backup data on disk for months instead of days, providing high speed restores, increasing available data recovery points and reducing media management. For disaster recovery in distributed environments, the DXi-Series also makes wide area network (“WAN”) replication practical because of the greatly reduced bandwidth required with data deduplication. DXi-Series solutions are integrated systems that are easy to install and use with leading backup applications. They provide superior performance and flexible, easy-to-use interface options including NAS, virtual tape library (“VTL”) or mixed presentations, along with Fibre Channel or iSCSI connectivity.

Our DXi-Series systems provide a combination of enhanced enterprise performance and advanced functionality. In addition to data deduplication, the core set of advanced features of the DXi-Series includes a high performance embedded file system, support for high speed data compression, asynchronous replication and built-in monitoring and diagnostic tools. Our DXi-Series products also offer an extensible foundation for future intelligent backup and archive solutions that will improve data protection for a broad range of customer environments, from remote offices to large enterprise data centers. Earlier this year, the DXi7500 won a Bronze award in the Backup Hardware category for Storage Magazine — SearchStorage.com’s 2008 products of the year.4 In receiving the award, the DXi7500 was recognized as the first deduplication system to offer a choice between “adaptive” and “post process” deduplication approaches. In recognizing the DXi7500, SearchStorage.com noted the DXi7500 enables users to choose between initiating, tracking and controlling write to tape through their backup software or having the DXi7500 control copies to tape with Shadow Tape Creation.TM

Data Management Software

Our data management software helps businesses with large-scale data needs benefit from workflow efficiencies, storage consolidation and archive management. Designed for open system computing environments, our data management software products allow multiple applications to rapidly access a single data set, increasing productivity and maximizing storage utilization. They also transparently move data based on business value, reducing storage costs while providing embedded data protection. For several years, organizations within rich media production and broadcasting, the federal government and science and engineering have utilized our data management software to derive more value from their data while controlling costs. Many of these customers now rely on our software as a key technology enabler for their business processes and workflow.

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

[4]	January 2009, SearchStorage.com

StorNext also uses our deduplication technology which enables customers to use much lower bandwidth networks. These software solutions make it practical to use standard WANs and replication for disaster recovery protection and also reduce tape handling requirements. The StorNext software solution, in addition to being a standalone product, is also integrated into our DXi-Series product line.

Devices and Media

Our device and media products include removable disk devices as well as a broad family of tape drives and media representing all major tape technology formats including LTO, DLT and DAT/DDS. We sell performance line and value line tape drive devices to meet the varied needs of our customers.

Our GoVault drive is a removable and ruggedized disk-based backup device which combines attributes of disk and tape. GoVault utilizes a server-embedded dock with removable disk cartridges that can be stored in remote locations for data retention and disaster recovery. GoVault was designed to offer small businesses an alternative to other existing data protection technologies.

We offer tape drives and media based on the LTO format, the leading technology in the mid-range and open systems enterprise market segment. Our LTO tape drives are designed to provide mid-range and enterprise customers with disaster recovery solutions and with cost-effective backup. We strive to provide increased capacity and performance while also saving space with our newest generation tape drives. These products also include a feature called green mode which reduces power consumption by shutting off power to components inside the drive when idle or on standby and have been designed to use less power when actively operating. Our performance line DLT tape drive is the DLT-S4, and the latest value line DLT tape drive is the DLT-V4. Our DAT/DDS tape drives are intended to provide backup, recovery and archive for small businesses.

We also sell a full range of storage media offerings to complement each tape drive technology and satisfy a variety of specific media requirements. Our media includes DLTtape®, LTO Ultrium™, DAT and DDS data cartridges. Our media is compatible with our drives, autoloaders and libraries as well as other industry products.

For more information about our products, visit our website at http://www.quantum.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.

Global Services and Warranty

Our global services strategy is an integral component of our total customer solution. Service is typically a significant purchase factor for customers considering data management and storage solutions, and our ability to provide comprehensive service and support can present us with a noteworthy competitive advantage. In addition, we believe that our ability to retain long-term customer relationships and secure repeat business is frequently tied directly to our service capabilities and performance.

Through the combined use of new technology and traditional service components, we believe we can most effectively meet the dynamic support needs of our customers. StorageCareTM is our comprehensive suite of services designed to meet our customers’ requirements for product support. StorageCare services include: StorageCareGuardianTM, our remote service feature; the Customer Service Website, our web support capability; and Online Service Request, an enhanced online service request tool that includes access to an extensive knowledge base, allowing customers to perform basic troubleshooting themselves. We continue to provide conventional support capabilities such as technical support and on-site services.

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

We generally warrant our hardware and software products against defects for periods ranging from three to 36 months from the date of sale. We provide hardware systems warranty and service from our facility in Colorado Springs, Colorado. Jabil Global Service provides screen and repair services for our products from their facilities in Reynosa, Mexico and in Szombathely, Hungary. Benchmark Electronics, Inc. (“BEI”) also provides repair and warranty service for our products from their facilities in Huntsville, Alabama, Angleton, Texas and Penang, Malaysia. In addition, we utilize various other third party service providers throughout the world to perform repair and warranty services for us to reach additional geographic areas and industries in order to provide quality services in a cost-effective manner.

Research and Development

Our research and development teams are working on the next generation disk, tape automation, data deduplication and data movement technologies for the backup, recovery and archive markets. We continue to focus our research and development efforts on integrated software and hardware solutions that offer improvements in the cost of storing, moving, managing and protecting large amounts of data.

In fiscal 2009, we continued to significantly enhance our disk-based backup product family. We released our second generation disk-based backup products, with significantly expanded functionality and improved performance. We believe these improvements extended the scale of our products beyond the product offerings of our competitors. Additionally, we entered into an OEM agreement with EMC to deliver our patented data deduplication technology on EMC systems. This extended the reach of our products by creating interoperable replication between our two product families. In fiscal 2008, we rolled out our first disk-based backup products employing our patented data deduplication technology.

We continue to invest in building out our disk-based backup product line, striving to provide superior edge-to-core data protection and management solutions, enhancing our tape automation solutions, and closely integrating our products to provide compelling solutions for our customers. Our DXi product family will be further expanded to meet the breadth of customer needs across the enterprise. Our StorNext file system technology will continue to be enhanced with additional data management features to enable wider penetration of the archive and nearline markets. We continue LTO technology research and development efforts to maintain our technology position in the devices and media and tape automation systems markets, partnering with HP to jointly develop future generation LTO products as we have done in recent years. We continue to invest strategically in our enterprise, mid-range and entry-level tape automation platforms to create innovative and differentiating technologies, features and solutions.

We are also investing in software to provide superior disk and tape integration as well as highly differentiated end-to-end storage and data management solutions for the backup and nearline markets. New solutions will be integrated with or layered on our core deduplication, file system and replication technologies and focused at the distributed recovery management, server virtualization and file and email archiving markets.

Our efforts depend on the integration of multiple engineering disciplines to generate products that competitively meet or exceed market needs in a timely fashion. Our new product development is frequently stimulated by the availability of an enhanced or more cost-effective storage capacity technology, the emergence of new storage protocols and evolving end-user requirements as noted above. We are constantly evaluating alternative technologies that can be incorporated into our products and provide us a competitive advantage. We identify and define new products based on their ability to meet a perceived market need in a rapidly evolving field. Our sales, marketing, product development, engineering, supply chain and global services organizations all contribute to the process of identifying and implementing advances in technology.

We maintain research and development facilities in Boulder, Colorado Springs and Englewood, Colorado; Irvine and San Jose, California; Mendota Heights, Minnesota; Richardson, Texas; Hyderabad, India and Adelaide, Australia. Research and development costs were $70.5 million, $89.6 million and $107.5 million for fiscal 2009, 2008 and 2007, respectively.

Sales and Marketing

Our sales and marketing employees are focused exclusively on backup, recovery and archive solutions for our customers. The expertise of our sales and marketing professionals enables us to provide tailored advice and targeted solutions for our end-user customers. Furthermore, since we offer many different ways of protecting data involving disk, tape and software, our recommendations can be broad and are based on what serves the customer best. We rely on our sales force and an array of channel partners to reach end-user customers, which range in size from small businesses to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our sales operations are based in Bellevue, Washington; Irvine and San Jose, California; Munich, Germany; Paris, France; Singapore City, Singapore and Shanghai, China, with regional and field offices throughout North America, Europe and Asia.

Quantum Branded Sales Channels

For Quantum-branded products, we utilize VARs, distributors and direct marketing resellers. We also maintain a reseller agreement with EMC, through which EMC sells Quantum-branded tape automation systems to its customer base and through its own network of resellers. Additionally, we sell directly to a select number of large corporate entities and governmental agencies.

Our integrated Quantum Alliance™ Reseller Program allows our channel partners the option to purchase products directly or through distribution and provides them access to a more comprehensive product line. A key element of Quantum Alliance is an online sales assistance tool that simplifies the process of product selection and ordering which enables faster system selection, configuration and ordering of even the most sophisticated systems. The program is designed to provide additional benefits to our partners as they grow their business with us.

OEM Relationships

We sell our products to several OEM customers who generally resell our hardware products under their own brand name and typically assume responsibility for product sales, end-user service and support. We also license software to certain OEM customers who include our software in their own brand name products. These OEM relationships enable us to reach end-users not served by our branded distribution channels or our direct sales force. They also allow us to sell to select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with numerous OEMs, including leading systems suppliers, regarding opportunities for our products.

Our OEM fulfillment models for hardware products vary, but generally require maintaining an inventory of OEM product in third party logistics centers near the OEM’s manufacturing or distribution facility. In these relationships, we generally maintain title to products until those products leave the third party logistics location. Service support differs widely from one OEM to another.

Customers

Customers for our systems products, including tape automation and disk-based backup systems and data management software, include Bell Microproducts, Inc. (“Bell Micro”), Dell, EMC, HP, IBM and a variety of other resellers, distributors and OEMs to reach end-user customers from small businesses to government agencies and large, multinational corporations. Software OEMs include Cray, Inc. (“Cray”), EMC, HP and Grass Valley Group, Inc. Our devices and media have achieved broad market acceptance in the mid-range network server market with leading computer equipment manufacturers such as Dell, HP and Sun.

Our sales are concentrated with several key customers because under our business model, as is typical for our industry, we sell to OEMs, VARs, distributors and direct marketing resellers to reach end-user customers. Sales to our top five customers represented 42% of revenue in fiscal 2009, 2008 and 2007. Sales to Dell decreased to 14% of revenue in fiscal 2009, compared to 16% and 20% of revenue in fiscal 2008 and 2007, respectively. These sales concentrations do not include revenues from sales of our media that were sold directly to our top five customers by media licensees, for which we earn royalty revenue, or revenues from sales of products sold to these customers by our other OEM customers.

Through our Quantum Alliance Reseller Program and our emphasis on our branded business we have expanded our customer base in recent years. With our continued focus on growing our branded business, we expect to continue to distribute our product revenue across a larger number of customers.

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

We have entered into various licensing agreements with respect to our technology, patents and similar intellectual property which provide licensing revenues in certain cases and may expand the market for products and solutions using these technologies. In fiscal 2009, we licensed certain technology to a software OEM partner, EMC, under which EMC may use our DXi-Series data deduplication and replication enterprise software to deliver its own solution. In fiscal 2007, we licensed certain of our patents in a cross-license agreement. Patent cross-license agreements typically do not provide licensing revenue. In prior years, we have entered into cross license agreements for various patents. We anticipate licensing our technology, patents and similar intellectual property with select licensing partners in the future, expanding the licensing partner program based on market demand.

Competition

We are a leading independent supplier of backup, recovery and archive solutions. All the markets in which we participate continue to be highly competitive, and in some cases, our competitors in one area are customers or suppliers in another. Our competitors often have greater financial, technical, manufacturing, marketing or other resources than we do. Additionally, the competitive landscape continues to change due to merger and acquisition activity.

In the tape automation market, we primarily compete for mid-range and enterprise reseller and end-user business with Dell, IBM and Sun as well as HP through its OEM relationship with other tape automation suppliers. Competitors for entry-level and OEM tape automation business include BDT Products, Inc. and several others that supply or manufacture similar products. In addition, disk-based backup products are a competitive alternative to tape products and solutions.

Our disk-based backup solutions compete with products sold by Data Domain, Inc. (“Data Domain”), EMC, HP, IBM, and NetApp, Inc. (“NetApp”). A number of our competitors also license technology from competing start-up companies such as FalconStor Software, Inc. and Sepaton, Inc. Our StorNext software products face competition from Cray, IBM, Isilon Systems, Inc., Silicon Graphics, Inc. and Sun.

At the storage device level, our main competitors in the market for performance tape drives are HP and IBM. Both companies develop and sell their own LTO tape drives, which compete with our LTO and DLT-S offerings. Our value line tape drives, DAT/DDS and DLT-V, largely compete with those from HP and Tandberg Data. We also face competition from disk-based alternatives, including removable disk drives in the entry-level market. Although we have our own removable disk drive in GoVault, several other companies sell removable disk drives, such as Imation Corporation, Iomega Corporation and ProStor Systems, Inc.

For a discussion of risks associated with competing technologies, see the Risk Factor in Item 1A titled, “We derive the majority of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition and operating results could be materially and adversely harmed.”

Manufacturing

We utilize contract manufacturers to produce a number of our products and we manufacture various other products in our own facilities. During fiscal 2009 we continued to streamline our manufacturing processes and simplify our supply chain model through further integration and continuous improvement. Our manufacturing work force continued to decrease in fiscal 2009 as we right sized the business for our product portfolio. We consolidated our externally manufactured products into a fewer number of key, quality contract manufacturing partners while reducing our overall cost and creating a stronger, more reliable, chain of supply. We continue to evaluate our manufacturing operations for improved efficiency, cost effectiveness, quality manufacturing solutions and opportunities to reduce our inventory.

We outsource the manufacture of certain tape automation systems, tape devices and service parts from contract manufacturers. Our tape drives and head assemblies are sourced from Malaysia, China, Indonesia and Japan. We anticipate further consolidation of these products and assemblies in fiscal 2010.

We have further consolidated our internal manufacturing to our Colorado Springs, Colorado facility where we manufacture tape automation systems, our disk-based products and perform device and system configuration for our North American customers. In addition, we perform test and repair for these same products in Colorado Springs.

Our recording tape media is manufactured by multiple tape media manufacturing companies, which are qualified and licensed to manufacture, use and sell one or more DLTtape and LTO Ultrium media products. In most cases, the media is produced in Japan and multi-sourced on a worldwide basis.

Backlog

We manufacture our products based on forecasts of customer demand. We also place inventory in strategic locations in order to enable certain key customers to obtain products on demand. Orders are generally placed by customers on an as-needed basis. Product orders are confirmed and, in most cases, shipped to customers within one week. More complex systems and product configurations often have longer lead times and may include on-site integration or customer acceptance. We ship most of the backlog that we accumulate during any particular fiscal quarter in the same quarter in which the backlog is first reported. Therefore, our backlog generally grows during each fiscal quarter and shrinks during the latter part of the quarter to reach its lowest levels at the end of that same quarter, by which time significant shipments have occurred. As a result, our backlog as of the end of any fiscal quarter frequently is not material. Our backlog was immaterial as of both March 31, 2008 and March 31, 2009.

Information Technology and Infrastructure

We are focused on continuous improvement of our internal business systems and global information technology infrastructure. With our acquisitions of Certance Holdings (“Certance”) and Advanced Digital Information Corporation (“ADIC”) in our recent past, we have integrated and improved our key business systems to bring the consolidated company onto a single platform designed to provide more streamlined and scalable processes and support of our global functions. In fiscal 2009 we continued to streamline our infrastructure and processes. This was highlighted with the implementation of some of our newer core technologies in the backup, recovery, and archive functions, as well as the introduction of virtualization tools. In addition, we continue to automate and integrate key transactions with our major partners. We also improved our new product introduction and go-to-market processes to help ensure transactions related to product launches are as seamless as possible. These activities will be an ongoing focus continuing in fiscal 2010. We will continue to focus on improved efficiencies and cost reduction measures within our infrastructure. These efforts will include further expansion of virtualization tools, consolidation of remote data centers and a reduction in our overall application and server footprint.

Technology

We develop and protect our technology and know-how, principally in the field of data storage. As of March 31, 2009, we hold 514 U.S. patents and have 143 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing storage industry technology means that our future success will also depend heavily on the technical competence and creative skills of our employees.

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

We have various patent licensing and cross-licensing agreements with other companies including Data Domain, EMC, HP, IBM, Maxtor, Riverbed Technology, Inc. (“Riverbed”) and Sun. We may enter into patent cross-licensing agreements with other third parties in the future as part of our normal business activities. These agreements, when and if entered into, would enable these third parties to use certain patents that we own and enable us to use certain patents owned by these third parties.

Environmental Compliance

We are subject to federal, state, local and international environmental laws and regulations. Compliance with these laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position.

Employees

We had approximately 1,870 employees worldwide as of March 31, 2009.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.quantum.com generally when such reports are available on the Securities and Exchange Commission (“SEC”) website. The contents of our website are not incorporated into this Annual Report on Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

New York Stock Exchange Certification

We submitted the certification of our Chief Executive Officer required by the NYSE Listing Standards, Section 303A.12(a), relating to our compliance with the NYSE Corporate Governance Listing Standards, to the NYSE on September 24, 2008 with no qualifications.

Executive Officers of Quantum Corporation

Set forth below are the names, ages (as of June 1, 2009), positions and offices held by, and a brief account of the business experience of each executive officer of Quantum.

Name	Age	Position with Quantum
Barbara L. Barrett	60	Senior Vice President, Human Resources
Richard E. Belluzzo	55	Chairman and Chief Executive Officer
William C. Britts	50	Executive Vice President, Sales and Marketing
Jon W. Gacek	47	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Shawn D. Hall	40	Senior Vice President, General Counsel and Secretary
Gerald G. Lopatin	50	Executive Vice President, Engineering

Ms. Barrett joined Quantum in 1999, became Vice President of Human Resources in July 2003 and assumed the role of Senior Vice President of Human Resources in May 2009. Prior to her current role, Ms. Barrett held other human resources management positions within the Company, including Vice President, Human Resources of the DLTtape business. Before joining Quantum, Ms. Barrett held leadership positions at companies in the telecommunications and utilities industries in a variety of human resource functions, including compensation, training, consulting and organizational development.

Mr. Belluzzo has been Chief Executive Officer since joining the Company in September 2002 and Chairman of the Board since July 2003. Before joining Quantum, from September 1999 to May 2002, Mr. Belluzzo held senior management positions with Microsoft Corporation, most recently as President and Chief Operating Officer. Prior to Microsoft, from January 1998 to September 1999, Mr. Belluzzo was Chief Executive Officer of Silicon Graphics, Inc. Before his tenure at Silicon Graphics, from 1975 to January 1998, Mr. Belluzzo was with HP, most recently as Executive Vice President of the computer organization. Currently, Mr. Belluzzo is a member of the board of directors of PMC-Sierra, Inc. as well as JDS Uniphase Corporation.

Mr. Britts became Executive Vice President of Sales, Marketing and Service in August 2006, upon Quantum’s acquisition of ADIC. In May 2009, he narrowed his focus to sales and marketing, assuming the role of Executive Vice President of Sales and Marketing. Before joining Quantum, Mr. Britts was the Co-Executive Vice President of Products, Sales and Service at ADIC. In his 12 years at ADIC, he held numerous leadership positions, including Executive Vice President of Worldwide Sales and Marketing, Vice President of Sales and Marketing and Director of Marketing. Prior to ADIC, Mr. Britts held a number of marketing and sales positions at Raychem Corp. and its subsidiary, Elo TouchSystems.

Mr. Gacek joined Quantum as Executive Vice President and Chief Financial Officer in August 2006, upon Quantum’s acquisition of ADIC and assumed the role of Executive Vice President, Chief Financial Officer and Chief Operating Officer in June 2009. Previously, he served as the Chief Financial Officer at ADIC from 1999 to 2006 and also led Operations during his last three years there. Prior to ADIC, Mr. Gacek was an audit partner at PricewaterhouseCoopers LLP and led the Technology Practice in the firm’s Seattle office. While at PricewaterhouseCoopers LLP, he assisted several private equity investment firms with a number of mergers, acquisitions, leveraged buyouts and other transactions. Mr. Gacek serves on the board of directors for Loud Technologies, Inc., Market Leader, Inc. and Power-One, Inc.

Mr. Hall joined Quantum in 1999 as Corporate Counsel, became Vice President, General Counsel and Secretary in 2001 and was promoted to Senior Vice President, General Counsel and Secretary in May 2009. Prior to Quantum, Mr. Hall worked at the law firms of Skadden, Arps and Willkie Farr & Gallagher, where he practiced in the areas of mergers and acquisitions and corporate finance, representing numerous public and private technology companies.

Mr. Lopatin joined Quantum in March 2008 as Senior Vice President, Engineering and assumed the role of Executive Vice President, Engineering in August 2008. Before Quantum, Mr. Lopatin was Senior Vice President, Engineering, Operations and Customer Support and a member of the executive team at ONStor, Inc. He also spent six years at NetApp, serving as Senior Vice President, Worldwide Engineering and, before that, General Manager of that company’s Near Store business unit. Prior to NetApp, Mr. Lopatin held leadership positions at Iomega, Samsung Electronics, Seagate Technology and WD Media, Inc., formerly Komag, Inc., and spent the first nine years of his career at IBM. He is the inventor of two issued patents.

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

We have significant indebtedness, which has substantial debt service obligations and operating and financial covenants that constrain our ability to operate our business. Unless we are able to generate sufficient cash flows from operations to meet these debt obligations, our business, financial condition and operating results could be materially and adversely affected.

In connection with our acquisition of ADIC in August 2006, we incurred significant indebtedness and increased interest expense obligations. As of March 31, 2009, the total amount outstanding under the current credit agreement was $248 million. In addition, in connection with our efforts to refinance our convertible subordinated notes, we have incurred additional subordinated long-term debt with a different party that has a higher coupon interest rate. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

The significance of our substantial debt could have important consequences, such as:

•

Requiring us to dedicate a significant portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, research and development and other cash requirements;

•	Making it more difficult or impossible for us to make payments on our remaining outstanding convertible subordinated notes or any other indebtedness or obligations;

•	Requiring us to refinance our convertible subordinated notes early;

•	Increasing our vulnerability to adverse economic and industry conditions;

•	Limiting our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, which may place us at a competitive disadvantage; and

•	Limiting our ability to incur additional debt on acceptable terms, if at all.

In addition, there is a risk that we may not be able to repay our debt obligations as they become due. We have incurred significant losses since 2001. Our ability to meet our debt service obligations and fund our working capital, capital expenditures, acquisitions, research and development and other general corporate needs will depend upon our ability to generate sufficient cash flow from operations. We cannot provide assurance that we will generate sufficient cash flow from operations to service these debt obligations, or that future borrowings or equity financing will be available to us on commercially reasonable terms, or at all, or available in an amount sufficient to enable us to pay our debt obligations or fund our other liquidity needs. Unless we are able to maintain our cash flows from operations we may not generate sufficient cash flow to service our debt obligations, which would require that we reduce or delay capital expenditures and/or sell assets, thereby affecting our ability to remain competitive and materially and adversely affecting our business. Such a failure to repay our debt obligations when due would also result in default under our loan agreements, which would give our lenders the right to seize all of our assets. Any such inability to meet our debt obligations could therefore have a material and adverse effect on our business, financial condition and results of operations.

In the event that we are unable to refinance at least $135 million of our outstanding convertible subordinated notes by February 2010, and are unable to negotiate an amendment or waiver, we will need to repay all of our obligations under our senior secured credit agreement, which could have a materially adverse effect on our business, financial condition and results of operations.

Under the terms of our senior secured credit agreement (“current credit agreement”) in order to avoid an acceleration of the maturity date of our outstanding loans and other obligations, no more than $25 million of the $160 million aggregate principal amount of our existing convertible subordinated notes may be outstanding as of February 1, 2010. In effect, we must refinance at least $135 million of the notes. On March 27, 2009, we commenced a tender offer to repurchase a majority of these notes. The tender offer closed June 3, 2009 with $87.2 million of aggregate principal of the notes tendered. As of June 5, 2009, there remains $47.8 million in aggregate principal to be refinanced by February 1, 2010 for which we may require additional funding. If we are unable to secure additional funding, we would not be able to repurchase those notes. The continuing adverse developments in the global financial markets and crisis in the credit markets may make it difficult to secure additional funding. Moreover, any such refinancing may need the consent of our lenders under our current credit agreement.

We face the risk that noteholders may not choose to engage with us to complete contemplated transactions in our required timeframe for any number of reasons specific to the noteholder. We have no control over noteholder decisions. This risk is mitigated by our ability to call the notes at a premium of $101.250 per $100 principal through July 31, 2009 under the convertible subordinated debt agreement. The call premium is reduced to $100.625 per $100 principal commencing August 1, 2009 through July 31, 2010.

If we are not successful in completing such refinancing and are unable to obtain an amendment or waiver from the lender, all outstanding principal and accrued interest under the current credit agreement will immediately become due and payable in February 2010. As of March 31, 2009, we had $248 million of term debt outstanding under the current credit agreement and reimbursement obligations under letters of credit of approximately $1.5 million. We do not currently have sufficient cash and cash equivalents to repay our outstanding debt under our current credit agreement. Because our current credit agreement is secured by a pledge of all our assets, our inability to repay the outstanding indebtedness under the credit agreement upon acceleration of maturity would give the lenders the right to foreclose on our assets in order to satisfy our obligations. Any such action on the part of the lender could have a materially adverse impact on our business, financial condition and results of operations.

Our current credit agreement contains various covenants that limit our discretion in the operation of our business, which could have a materially adverse effect on our business, financial condition and results of operations.

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

Our ability to comply with covenants contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In prior years, we violated certain financial covenants under a prior credit agreement and received waivers or amendments for such violations. Even if we are able to comply with all covenants, the restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Our current credit agreement is secured by a pledge of all of our assets. If we were to default under our current credit agreement and were unable to obtain a waiver for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under the current credit agreement. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.

We face risks related to the current economic crisis.

The current economic crisis in the U.S. and global financial markets has had and may continue to have a material and adverse impact on our business and our financial condition. Uncertainty about current economic conditions poses a risk as businesses may further reduce or postpone spending in response to tighter credit, negative financial news and declines in income or asset values. In addition, current economic conditions have resulted in the reduced credit worthiness and bankruptcies of certain customers and increased our potential exposure to bad debt. These factors have had a material negative effect on our business and the demand for our products, the initial impact of which was reflected in our results for the second quarter of fiscal 2009. We cannot predict the ultimate severity or length of the current economic crisis or the timing or severity of future economic or industry downturns. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. A prolonged recession or further decline in the global economy may continue to materially adversely affect our results of operations and financial condition. For additional information regarding the impact of current economic conditions on our results of operations and financial condition, refer to Part II. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors could negatively affect our operating results.

We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end-users, and to distributors such as Ingram Micro, Inc., Bell Micro and others. We also have a growing relationship with EMC through which we make available our branded products that complement EMC’s product offerings. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end-user customers.

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

To compete effectively, we must continually improve existing products and introduce new ones, such as our new DXi-Series product offerings and next generation StorNext software. We have devoted and expect to continue to devote considerable management and financial resources to these efforts. We cannot provide assurance that:

•	We will introduce new products in the timeframe we are forecasting;

•	We will not experience technical, quality, performance-related or other difficulties that could prevent or delay the introduction and market acceptance of new products;

•	Our new products will achieve market acceptance and significant market share, or that the markets for these products will continue or grow as we have anticipated;

•

Our new products will be successfully or timely qualified with our customers by meeting customer performance and quality specifications which must occur before customers will place large product orders; or

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

A large percentage of our sales come from a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in fiscal 2009 represented 42% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to these customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. As an example, in fiscal 2009, sales to Dell contributed approximately 14% of our revenue, a significant decline from prior years. If we experience a significant decline in revenue from Dell or any of our other large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons. Merger and acquisition activity, such as the recently announced tender offer to purchase Data Domain by EMC, if consummated, could increase the risk that large customers reduce or terminate their purchases of our products.

Many of our tape and disk products are primarily incorporated into larger storage systems or solutions that are marketed and sold to end-users by our large OEM customers as well as our value added resellers, channel partners and other distributors. Because of this, we have limited market access to these end-users, limiting our ability to reach and influence their purchasing decisions. These market conditions further our reliance on these OEM and other large customers. Thus if they were to significantly reduce, cancel or delay their orders with us, our results of operations could be materially and adversely affected.

We derive the majority of our revenue from products incorporating tape technology. If competition from alternative storage technologies continues or increases, our business, financial condition and operating results could be materially and adversely harmed.

We derive the majority of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a majority of our revenue from these products for the foreseeable future. As a result, our future operating results depend in significant part on the continued market acceptance of products employing tape drive technology. Our tape products, including tape drives and automation systems, are increasingly challenged by products using hard disk drive technology, such as VTL, standard disk arrays and NAS. If disk-based backup products gain comparable or superior market acceptance, or their costs decline far more rapidly than tape drive and media costs, the competition resulting from these products would increase as our tape customers migrate toward them.

We are working to address this risk through our own targeted investment in disk-based products and other alternative technologies, but these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, our business, financial condition and operating results could be materially and adversely affected.

Our tape media royalties and OEM software licenses are relatively profitable, and can significantly impact total company profitability. If we were to experience a significant decline in royalty or software license revenues, our business, financial condition and operating results could be materially and adversely affected.

Our tape media royalty revenues are dependent on many factors, including the following:

•	The size of the installed base of tape drives that use our tape cartridges;

•	The performance of our strategic licensing partners, which sell tape media cartridges;

•	The relative growth in units of newer tape drive products, since the associated media cartridges typically sell at higher prices than the media cartridges associated with older tape drive products;

•	The media consumption habits and rates of end-users;

•	The pattern of tape drive retirements; and

•	The level of channel inventories.

To the extent that our media royalties depend upon royalty rates and the quantity of media consumed by the installed base of our tape drives, reduced royalty rates, or a reduced installed tape drive base, would result in further reductions in our media royalty revenue. This could materially and adversely affect our business, financial condition, and results of operations.

Our OEM software royalty revenues are also dependent on many factors, including our ability to execute on our product roadmap with our OEM software licensing partners and the market acceptance of the resulting products, and a reduction in our OEM software royalty revenue could materially and adversely affect our business, financial condition and results of operations.

Competition has increased and evolved, and may increasingly intensify, in the tape and disk-based storage products markets as a result of competitors introducing products based on new technology standards, and merger and acquisition activity, which could materially and adversely affect our business, financial condition and results of operations.

Our disk-based backup systems compete with product offerings of Data Domain, EMC, HP, IBM and NetApp. A number of our competitors also license technology from competing start-up companies such as FalconStor Software and Sepaton. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products and we face the risk that customers could choose competitor products over ours due to these features and technologies. Competition in the disk-based backup systems market, including deduplication and replication technologies, is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins for disk-based backup systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Our tape automation products compete with product offerings of Dell, EMC, IBM and Sun. Increased competition has resulted in decreased prices for entry-level tape automation products; however, due to our mix of entry-level, midrange and enterprise tape automation systems, our average unit prices and material margins have remained relatively consistent. Increased competition has also resulted in more product offerings by our competitors that incorporate new features and technologies. We face risks that customers could choose competitor products over ours due to these features and technologies. If competition further intensifies, or if industry consolidation occurs, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Our tape drive business competes with companies that develop, manufacture, market and sell tape drive and tape automation products. The principal competitors for our tape drive products include Hewlett-Packard, IBM and Sun. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products. This intense competition, and additional factors, such as the possibility of industry consolidation, has resulted in decreased prices of tape drives and increasingly commoditized products. Our response has been to manage our tape drive business at the material margin level and we have chosen not to compete for sales in intense price-based situations. Our focus has shifted to higher margin opportunities in other product lines. Although revenue from tape drives has decreased in recent years, our material margins have remained relatively stable over this period. We face risk of reduced shipments of our tape drive products, and could have reduced margins on these products, which could materially and adversely impact our business, financial condition and results of operations.

Additionally, the competitive landscape continues to change due to merger and acquisition activity in the storage industry, such as the recent purchase of Sun by Oracle Corporation and the announced plan to acquire Data Domain by NetApp or EMC. Transactions such as these may impact us in a number of ways. For instance, they could result in:

•	Smaller competitors having greater resources and becoming more competitive with us;

•	Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in that market(s); and

•	Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products.

These transactions also create uncertainty and disruption in the market, given that it is often unknown whether a pending transaction will be completed, the timing of such a transaction, and its degree of impact. Given these factors and others, such merger and acquisition activity may materially and adversely impact our business, financial condition and results of operations.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to bring us back to profitability.

In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs, including those we undertook recently, as described above in “Results of Operations” within Item 7 “Management’s Discussion and Analysis.” These steps and additional future restructurings in response to rationalization of operations following strategic decisions, adverse changes in our business or industry or future acquisitions may require us to make cash payments that, if large enough, could materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition and operating results.

We have received several notices from the New York Stock Exchange (“NYSE”) that we did not meet its continued listing requirements. If we are unable to maintain compliance with NYSE rules, our common stock will be delisted from trading on the NYSE, which could materially and adversely impair the liquidity and value of our common stock.

On October 27, 2008, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requiring that our common stock trade at a minimum average close price of $1.00 for thirty consecutive trading days. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be “abnormally low,” the NYSE has the discretion to begin delisting proceedings immediately with respect to our common stock. There is no formal definition of “abnormally low” in the NYSE rules. During our third quarter of fiscal 2009, we had several conversations with the NYSE regarding our stock price, which reached an intraday trading low of $0.09, and whether it had reached an abnormally low price. As a result of our discussions, the NYSE did not make a determination that our common stock price was abnormally low, though the NYSE reserved the right to revisit that determination at any time. Since that time, our stock price has been materially above $0.09 per share and has exceeded $1.00 per share on several trading days. If our common stock price falls significantly below $1.00 per share for an extended period of time or our stock price does not exceed $1.00 per share for thirty consecutive trading days as required by the NYSE, the NYSE may seek to delist our common stock.

On December 5, 2008, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requiring that companies maintain an average market capitalization of at least $75 million over any thirty day trading period. Under NYSE rules, we have 18 months after the notice to correct this deficiency. In addition, if our market capitalization falls below $25 million during the eighteen-month cure period, the NYSE will automatically begin delisting proceedings with respect to our common stock. There is no cure period if our average market capitalization falls below $25 million over any thirty day trading period. Our average trailing thirty day market capitalization rose above the required $75 million threshold in January 2009 and has remained above it since that time. Once our market capitalization remains above $75 million for two consecutive fiscal quarters and our stock price maintains a minimum average closing price of $1.00 for thirty consecutive trading days at the end of a month, under NYSE rules we will have cured these deficiencies.

While our market capitalization is currently above the threshold noted above, there can be no assurance that we will be successful in maintaining our market capitalization and bringing our stock price above the required thresholds in the future or that the NYSE will not exercise its discretion and begin delisting proceedings against us as a result of an abnormally low average common stock price. If we are unable to maintain compliance with the NYSE listing requirements, our common stock will be delisted from the NYSE. As a result of such a delisting, we would likely have our common stock quoted on the Over-the-Counter Bulletin Board, or the OTC BB, in order to have our common stock continue to be traded on a public market. Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. Delisting from the NYSE may also preclude us from using certain state securities law exemptions, which could make it more difficult and expensive for us to raise capital in the future and more difficult for us to provide compensation packages sufficient to attract and retain key employees. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, our reputation may suffer, which could result in a decrease in the trading price of our shares. The delisting of our common stock from the NYSE would significantly disrupt the ability of investors to trade our common stock and could materially and adversely affect the value and liquidity of our securities.

Economic or other business factors may lead us to further write down the carrying amount of our goodwill or long-lived assets, such as the $339 million goodwill impairment charge taken in the third quarter of fiscal 2009.

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We will continue to monitor relevant market and economic conditions, including the price of our stock, and will perform the appropriate impairment reviews in the future as necessary should conditions continue to deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. It is possible that conditions may worsen due to economic factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our operating results could be materially and adversely affected.

Third party intellectual property infringement claims could result in substantial liability and significant costs, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

From time to time, third parties allege our infringement of and need for a license under their patented or other proprietary technology. While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any third party infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results could be materially and adversely affected.

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

A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the U.S. We also have sales outside the U.S. We utilize contract manufacturers to produce certain of our products and have suppliers for various components, several of which have operations located in foreign countries including China, Indonesia, Japan, Malaysia and Singapore. Because of these operations, we are subject to a number of risks including:

•	Shortages in component parts and raw materials;

•	Import and export and trade regulation changes that could erode our profit margins or restrict our ability to transport our products;

•	The burden and cost of complying with foreign and U.S. laws governing corporate conduct outside the U.S.;

•	Adverse movement of foreign currencies against the U.S. dollar (the currency in which our results are reported) and global economic conditions generally;

•	Inflexible employee contracts and employment laws that may make it difficult to terminate employees in some foreign countries in the event of business downturns;

•	Potential restrictions on the transfer of funds between countries;

•	Political, military, social, and infrastructure risks, especially in emerging or developing economies;

•	Import and export duties and value-added taxes; and

•	Natural disasters, including earthquakes, typhoons and tsunamis.

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

Our quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our past quarterly operating results should not be used to predict future performance. Quarterly operating results could be materially and adversely affected by a number of factors, including, but not limited to:

•	Failure to complete shipments in the last month of a quarter during which a substantial portion of our products are typically shipped;

•	Customers canceling, reducing, deferring or rescheduling significant orders as a result of excess inventory levels, weak economic conditions or other factors;

•	Declines in royalty revenues;

•	Product development and ramp cycles and product performance or quality issues;

•	Poor execution of and performance against expected sales and marketing plans and strategies;

•	Reduced demand from our OEM customers; and

•	Increased competition.

If we fail to meet our projected quarterly results, our business, financial condition and results of operations may be materially and adversely harmed.

If our products fail to meet our or our customers’ specifications for quality and reliability, our results of operations may be adversely impacted and our competitive position may suffer.

Although we place great emphasis on product quality, we may from time to time experience problems with the performance of our products, which could result in one or more of the following:

•	Increased costs related to fulfillment of our warranty obligations;

•	The reduction, delay or cancellation of orders or the return of a significant amount of products;

•	Focused failure analysis causing distraction of the sales, operations, and management teams; or

•	The loss of reputation in the market and customer goodwill.

These factors could cause our business, financial condition and results of operations to be materially and adversely harmed.

If we do not successfully manage the changes that we have made and may continue to make to our infrastructure and management, our business could be disrupted, and that could adversely impact our results of operations and financial condition.

Managing change is an important focus for us. Following the acquisitions of Certance and ADIC, one of our important initiatives involved combining and integrating the information technology infrastructures of the companies, including our enterprise resource planning systems, and adapting our business processes and software to the requirements of the new organization. We are also managing several significant initiatives involving our operations, including ongoing efforts to reduce the number of contract manufacturers and suppliers we use, and the outsourcing of our repair capabilities. In addition, we continue to reduce headcount to streamline and consolidate our supporting functions as appropriate following past acquisitions and in response to market or competitive conditions. If we are unable to successfully manage the changes that we implement and detect and address issues as they arise, it could disrupt our business and adversely impact our results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. As of March 31, 2009, we held 514 U.S. patents and had 143 U.S. patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Enforcing our intellectual property rights can sometimes only be accomplished through the use of litigation, such as in our recent litigation with Riverbed described in Note 18 “Litigation” to the Consolidated Financial Statements, which can lead to substantial costs and uncertainty. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S.

Because we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk.

Although we use third parties to manufacture certain of our products, we also manufacture products in-house. Managing our in-house manufacturing capabilities presents a number of risks that could materially and adversely affect our financial condition. For instance, as part of our component planning, we place orders with or pay certain suppliers for components in advance of receipt of customer orders. We occasionally enter into negotiated orders with vendors early in the manufacturing process of our storage products to ensure that we have sufficient components for our new products to meet anticipated customer demand. Because the design and manufacturing process for these components is complicated, it is possible that we could experience a design or manufacturing flaw that could delay or even prevent the production of the components for which we previously committed to pay. We also face the risk of ordering too many components, or conversely, not enough components, since supply orders are generally based on forecasts of customer orders rather than actual customer orders. In addition, in some cases, we make non-cancelable order commitments to our suppliers for work-in-progress, supplier’s finished goods, custom sub-assemblies, discontinued (end-of-life) components and Quantum-unique raw materials that are necessary to meet our lead times for finished goods. If we cannot change or be released from supply orders, we could incur costs from the purchase of unusable components, either due to a delay in the production of the components or other supplies or as a result of inaccurately predicting supply orders in advance of customer orders. Many of these same risks exist with our third party contract manufacturing partners. Our business and operating results could be materially and adversely affected as a result of these increased costs.

Some of our manufacturing, component production and service repair is outsourced to third party contract manufacturers, component suppliers and service providers. If we cannot obtain products, parts and services from these third parties in a cost effective and timely manner that meets our customers’ expectations, this could materially and adversely impact our business, financial condition and results of operations.

Many aspects of our supply chain and operational results are dependent on the performance of third party business partners. We face a number of risks as a result of these relationships, including, among others:

•	Sole source of product supply

In many cases, our business partner may be the sole source of supply for the products or parts they manufacture, or the services they provide, for us. Because we are relying on one supplier, we are at greater risk of experiencing shortages, reduced production capacity or other delays in customer deliveries that could result in customer dissatisfaction, lost sales and increased expenses, which could materially damage customer relationships and result in lost revenue.

•	Cost and purchase commitments

We may not be able to control the costs we would be required to pay our business partners for the products they manufacture for us or the services they provide to us. They procure inventory to build our products based upon a forecast of customer demand that we provide. We could be responsible for the financial impact on the contract manufacturer, supplier or service provider of any reduction or product mix shift in the forecast relative to materials that they had already purchased under a prior forecast. Such a variance in forecasted demand could require us to pay them for finished goods in excess of current customer demand or for excess or obsolete inventory and generally incur higher costs. As a result, we could experience reduced gross margins and larger operating losses based on these purchase commitments. With respect to service providers, although we have contracts for most of our third party repair service vendors, the contract period may not be the same as the underlying service contract with our customer. In such cases, we face risks that the third party service provider may increase the cost of providing services over subsequent periods.

•	Financial Condition and Stability

Our third party business partners may suffer adverse financial or operational results or may be negatively impacted by the current economic climate. Therefore, we may face interruptions in the supply of product components or service as a result of financial instability within our supply chain. We could suffer production downtime or increased costs to procure alternate products or services as a result of the possible inadequate financial condition of one or more of our business partners.

•	Quality and supplier conduct

We have limited control over the quality of products and components produced and services provided by our supply chain business partners. Therefore, the quality of the products, parts or services may not be acceptable to our customers and could result in customer dissatisfaction, lost revenue and increased warranty costs. In addition, we have limited control over the manner in which our business partners conduct their business. Therefore, we may face negative consequences or publicity as a result of a third party’s failure to comply with applicable compliance, trade, environmental or employment regulations.

Any or all of these risks could have a material adverse effect on our business. In the past we have successfully transitioned products or component supply from one supplier to another existing supplier of different products, but there is no guarantee of our continued ability to do so.

We do not control licensee sales of tape media cartridges. To the extent that our royalty revenue is dependent on the volumes of cartridges sold by our licensees, should these licensees significantly sell fewer media products, such decreased volumes could lower our royalty revenue, which could materially and adversely affect our business, financial condition, and operating results.

We receive a royalty fee based on tape media cartridges sold by Fuji, Imation, Maxell, Sony and TDK. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. Our royalty revenue varies depending on the level of sales of the various media cartridge offerings sold by the licensees. If licensees sell significantly fewer tape media cartridges, our royalty revenue would decrease, which could materially and adversely affect or financial condition and operating results.

In addition, lower prices set by licensees could require us to lower our prices on direct sales of tape media cartridges, which could reduce our revenue and margins on these products beyond anticipated decreases. As a result, lower prices on our tape media cartridges could reduce media revenue, which could materially and adversely affect our financial condition and operating results.

Our inability to attract and retain employees could adversely impact our business.

Increased turnover in our employee base or the inability to fill open headcount requisitions due to concerns about our operational performance, capital structure, competition or other factors could impair or delay our ability to realize operational and strategic objectives and cause increased expenses and lost sales opportunities.

Our stock price could become more volatile if certain institutional investors were to increase or decrease the number of shares they own. In addition, there are other factors and events that could affect the trading prices of our common stock.

Five institutional investors owned approximately 28% of our common stock as of March 31, 2009. If any or all of these investors were to decide to purchase significant additional shares or to sell significant or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position begins selling shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighed buying demand and our stock price declined. This situation has occurred due to our stock price falling below institutional investors’ price thresholds and our volatility increasing beyond investors’ volatility parameters causing even greater sell pressure.

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

Our design and production processes are subject to safety and environmental regulations which could lead to increased costs, or otherwise adversely affect our business, financial condition and results of operations.

We are subject to a variety of laws and regulations relating to, among other things, the use, storage, discharge and disposal of materials and substances used in our facilities and manufacturing processes as well as the safety of our employees and the public. Directives first introduced in the European Union impose a “take back” obligation on manufacturers for the financing of the collection, recovery and disposal of electrical and electronic equipment and restrict the use of certain potentially hazardous materials, including lead and some flame retardants, in electronic products and components. Other jurisdictions in the U.S. and internationally have since introduced similar requirements, and we anticipate that future regulations might further restrict allowable materials in our products, require the establishment of additional recycling or take back programs or mandate the measurement and reduction of carbon emissions into the environment. We have implemented procedures and will likely continue to introduce new processes to comply with current and future safety and environmental legislation. However, measures taken now or in the future to comply with such legislation may adversely affect our manufacturing or personnel costs or product sales by requiring us to acquire costly equipment or materials, redesign production processes or to incur other significant expenses in adapting our manufacturing programs or waste disposal and emission management processes. Furthermore, safety or environmental claims or our failure to comply with present or future regulations could result in the assessment of damages or imposition of fines against us, or the suspension of affected operations, which could have an adverse effect on our business, financial condition and results of operations.

We are subject to many laws and regulations, and violation of those requirements could materially and adversely affect our business.

We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition and preventing corruption, including requirements applicable to U.S. government contractors. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. In addition, we may be exposed to potential liability resulting from our business partners’ violation of these requirements. Any of these consequences could materially and adversely impact our business and operating results.

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

We must maintain appropriate levels of service parts inventories. If we do not have sufficient service parts inventories, we may experience increased levels of customer dissatisfaction. If we hold excessive service parts inventories, we may incur financial losses.

We maintain levels of service parts inventories to satisfy future warranty obligations and also to earn service revenue by providing enhanced and extended warranty and repair service during and beyond the warranty period. We estimate the required amount of service parts inventories based on historical usage and forecasts of future warranty requirements, including estimates of failure rates and costs to repair, and out of warranty revenue. Given the significant levels of judgment inherently involved in the process, we cannot provide assurance that we will be able to maintain appropriate levels of service parts inventories to satisfy customer needs and to avoid financial losses from excess service parts inventories. If we are unable to maintain appropriate levels of service parts inventories, our business, financial condition and results of operations may be materially and adversely impacted.

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

From time to time we make acquisitions. The failure to successfully integrate future acquisitions could harm our business, financial condition and operating results.

As a part of our business strategy, we have in the past and may make acquisitions in the future. We may also make significant investments in complementary companies, products or technologies. If we fail to successfully integrate such acquisitions or significant investments, it could harm our business, financial condition and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

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

Certain changes in stock ownership could result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. Should we undergo such a change in stock ownership, it would severely limit the usage of these carryover tax attributes against future income, resulting in additional tax charges, which could be material.

We are exposed to fluctuations in foreign currency exchange rates, and an adverse change in foreign currency exchange rates relative to our position in such currencies could have a materially adverse impact on our business, financial condition and results of operations.

We do not currently use derivative financial instruments for foreign currency hedging or speculative purposes. To minimize foreign currency exposure, we use foreign currency obligations to match and offset net currency exposures associated with certain assets and liabilities denominated in non-functional currencies. We have used in the past, and may use in the future, foreign currency forward contracts to hedge our exposure to foreign currency exchange rates. To the extent that we have assets or liabilities denominated in a foreign currency that are inadequately hedged or not hedged at all, we may be subject to foreign currency losses, which could be significant.

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

Our headquarters are located in San Jose, California. We lease facilities in North America, Europe and Asia. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2009:

Location	Function
North America
San Jose, CA	Corporate headquarters, sales, research and development
Irvine, CA	Administration, sales, service, research and development
Colorado Springs, CO	Operations, service, research and development, administration
Boulder, CO	Research and development
Englewood, CO	Research and development, service and operations
Mendota Heights, MN	Research and development
Richardson, TX	Research and development
Bellevue, WA	Sales and administration
Other North America	Sales, research and development

Europe
Paris, France	Sales
Munich, Germany	Sales and service
Zurich, Switzerland	Operations and administration
Bracknell, UK	Sales and service
Northampton, UK	Sales and service
Other Europe	Sales, service and administration

Asia Pacific
Adelaide, Australia	Research and development
Brisbane, Australia	Sales and administration
Shanghai, China	Sales
Hyderabad, India	Research and development
Tokyo, Japan	Sales and media procurement center
Kuala Lumpur, Malaysia	Administration and customer service
Singapore City, Singapore	Sales and distribution
Other Asia Pacific	Sales

ITEM 3.	Legal Proceedings

For information regarding legal proceedings, refer to Note 18 “Litigation” to the Consolidated Financial Statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “QTM.” Prior to November 15, 2006, our stock traded under the symbol “DSS.” As of June 22, 2009, the closing price of our common stock was $0.80 per share. The prices per share reflected in the following table represent the range of high and low closing prices for the quarters indicated:

Fiscal 2009	High	Low
First quarter ended June 30, 2008	$2.39	$1.35
Second quarter ended September 30, 2008	1.87	0.98
Third quarter ended December 31, 2008	1.01	0.11
Fourth quarter ended March 31, 2009	0.77	0.28

Fiscal 2008	High	Low
First quarter ended June 30, 2007	$3.29	$2.60
Second quarter ended September 30, 2007	3.58	2.83
Third quarter ended December 31, 2007	4.15	2.49
Fourth quarter ended March 31, 2008	3.01	2.03

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends is restricted by the covenants in our credit facility. See Note 10 “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements.

As of June 22, 2009, there were 1,630 Quantum stockholders of record including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners.

The information required by this item regarding equity compensation plans is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return to stockholders of Quantum common stock at March 31, 2009, for the period since March 31, 2004, to the cumulative total return over such period of (i) the NASDAQ Composite Index, and (ii) the S & P Computer Storage & Peripherals Index. The graph assumes the investment of $100 on March 31, 2004 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at March 31, 2005, March 31, 2006, March 31, 2007, March 21, 2008 and March 31, 2009. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock.

ITEM 6.	Selected Financial Data

This summary of selected consolidated financial information of Quantum for fiscal 2005 to 2009 should be read along with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. We have acquired companies in addition to certain other items that affect the comparability of the selected financial information as described below.

Acquisitions

On August 22, 2006, we completed the acquisition of Advanced Digital Information Corporation (“ADIC”) and on January 5, 2005, we completed the acquisition of Certance Holdings (“Certance”). The selected information below includes the results of operations of our acquisitions from their respective acquisition dates.

Other Items

Fiscal 2009 results included $11.0 million of royalty revenue from a legal settlement and a $339.0 million goodwill impairment charge. The results of operations for fiscal 2007 included $14.7 million of purchased in-process research and development in connection with the acquisition of ADIC. The results of operations for fiscal 2006 included loss on settlement charges from two legal settlements totaling $20.5 million.

	For the year ended March 31,
(In thousands, except per-share data)	2009	2008	2007	2006	2005
Statement of Operations Data:
Total revenue	$808,972	$975,702	$1,016,174	$834,287	$794,168
Total cost of revenue	504,658	656,598	722,789	602,359	558,689
Gross margin	304,314	319,104	293,385	231,928	235,479
Loss from operations	(329,925)	(8,097)	(27,154)	(41,481)	(9,535)
Net loss	(358,264)	(60,234)	(64,094)	(41,479)	(3,496)
Basic and diluted net loss per share	(1.71)	(0.30)	(0.33)	(0.23)	(0.02)

	As of March 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$549,369	$1,065,725	$1,125,829	$663,344	$724,614
Short-term debt	4,000	4,000	25,000	—	—
Long-term debt	404,000	496,000	497,500	160,000	160,000

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “QTM.”

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and retention issues more easily, effectively and securely. In addition, we have the global scale and scope to support our worldwide customer base. As a pioneer in disk-based data protection, we have a broad portfolio of disk-based backup solutions featuring deduplication and replication technology. We have products spanning from entry-level autoloaders to enterprise libraries, and are a major supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We offer a full range of service with support available in more than 100 countries.

Business

We earn our revenue from the sale of products, systems and services through our sales force and an array of channel partners to reach end-user customers, which range in size from small businesses and satellite offices to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and the names of various OEM customers. We face a variety of challenges and opportunities in responding to the competitive dynamics of the technology market which is characterized by rapid change, evolving customer demands and strong competition, including competition with several companies who are also significant customers.

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

Our top priority at the start of fiscal 2009 was to grow our branded revenue, particularly our disk-based backup systems and software solutions revenues, to improve profitability and increase shareholder value. We were focused on delivering a better operating model, creating more growth potential and reducing much of the negative impact of our outstanding debt. During the year, the worldwide economic climate deteriorated significantly with the credit crisis, resulting in a global recession. The overall IT market tightened starting late in our second quarter of fiscal 2009 and worsened as the year progressed. The global financial crisis impacted our business as we had numerous customers defer purchases that in prior years typically would have resulted in sales. In general, sales took longer to close, our channel partners reduced inventory levels and market pricing was more aggressive than in historical periods as companies responded to the economic downturn. We re-evaluated our goals and priorities during the year, recognizing the worldwide economic climate was significantly deteriorating and affecting our business. We determined that our top priority for the fiscal year was unchanged.

In order to achieve our objectives for fiscal 2009, we continued our focus on growing the higher margin areas of our business, especially our branded business, and building upon our disk-based backup systems and software solutions. In response to the challenging economic environment, shifting our revenue mix to higher margin areas of our business became a higher priority. During the year, we improved our sales mix, adding revenues from a software OEM partner which provided higher-margin revenues, and increased the percentage of our non-royalty revenues. Our research and development efforts that optimize tape technologies, with continued focus on developing additional and improved disk-based backup systems and software solutions, were a priority for fiscal 2009. To that end, we released the DXi7500 and the DXi7500 Express, disk-based backup solutions for enterprise and midsize environments with replication and deduplication features. We also increased usable capacity of these products and released a set of software enhancements that provide new functionality for multi-site, multi-tier operations for these disk-based solutions.

Our objectives for fiscal 2009 also included continued efforts to reduce costs while retaining a solid execution platform and we reduced investments in more mature, declining market segments. In addition, we implemented several cost-saving initiatives in response to the global recession. Cost saving initiatives included restructuring actions that reduced our headcount to align our costs with our revenues, which impacted the sales and marketing and research and development areas of the business the most heavily. Discretionary expenses were generally cancelled, reduced or delayed during the second half of fiscal 2009. Generation of cash flow from operations remained a priority, but our use of those funds changed from more aggressively paying down our term debt and reducing our interest costs in the first half of the fiscal year, to retaining a higher cash balance in an effort to provide us with more flexibility to improve our capital structure in these uncertain economic times.

We also made a series of strategic adjustments in fiscal 2009 that position us to capitalize on future opportunities. These included investing more research and development efforts in disk-based backup systems and software solutions versus our tape offerings and further refining our product roadmaps. In addition, we changed our go-to-market model to focus more on gaining greater leverage through our partners and improving opportunities with lower costs. As a result of these actions, we are now more fully focused on new product execution and gaining market momentum. We believe these are critical steps that will allow us to transition our business model and improve our operating results in the future.

Looking broadly at the overall storage end-user market, it is unclear when a recovery will occur and whether this market will return to prior year levels. We expect some improvement as fiscal 2010 progresses, with increasing opportunity and a lessening of the pressure on our customers to delay purchases. The deduplication and replication market is still growing, even in this challenging economic environment. Although this market continues to show growth momentum, there remains a significant risk that demand for backup, storage and archive solutions will soften further as our customers manage their IT investments more carefully. We believe in this constrained environment, customers will be implementing tiered storage solutions more aggressively as part of their efforts to reduce their overall storage costs. This represents a key opportunity for our branded DXi-Series products, our deduplication software as implemented in products sold by our software partner, EMC Corporation (“EMC”), and our StorNext products. For this reason, growing our disk-based backup systems and software solutions is a dominant theme for our priorities for fiscal 2010.

For fiscal 2010 we have four key objectives to enable us to improve our operating results:

•	Articulating and communicating our edge-to-core vision to customers and end-users;

•	Building out our edge-to-core product and solutions portfolio;

•	Executing our go-to-market model to improve our alignment with our channel partners and

•	Completing a capital structure solution to address our convertible debt refinancing requirement.

We plan to place greater emphasis on articulating and communicating our edge-to-core vision of protecting and managing data from the edge of the network to the core data center, embracing backup, recovery and archive solutions. This vision includes our ability to deliver a single scalable disk-based architecture with deduplication and replication that can scale from protecting and managing a terabyte of data at a remote office to over 200 terabytes at a data center which is also compatible with solutions from multiple vendors. This vision also includes close integration with tape for disaster recovery, long-term archive and compliance as well as centralized management and secure data transfer across the environment.

Our second objective is to build out our edge-to-core offerings during fiscal 2010 through product enhancements and new products and solutions. We believe our product roadmaps are well defined, thus our focus is executing on those roadmaps. In the coming year we have planned a new hardware platform and two major software releases for our DXi-Series disk-based solutions to further improve our competitive position. We also have planned a significant new StorNext release and intend to expand our software data management and security offerings. Finally, we expect to expand the competitiveness of our tape automation systems product line through new products and enhancements to existing products. We believe these actions are central to capitalizing on our opportunities and expanding revenue.

We have integrated a series of changes in our go-to-market model, and our objective for fiscal 2010 is to execute on this model by improving our alignment with our channel partners. With better channel partner alignment, we believe we can leverage with each other to generate more leads, create more opportunity and become more aggressive in driving our overall market messages.

Our final objective for fiscal 2010 is to address our convertible debt maturing in August 2010, of which at least $135.0 million is required to be refinanced by February 2010 under our current credit agreement. Concurrently, we intend to reduce our overall debt level. These actions are underway as we commenced a tender offer on March 27, 2009 for the repurchase of a majority of our convertible notes and entered into a private transaction on June 26, 2009 to repurchase $50.7 million of additional notes outstanding. The tender offer closed June 3, 2009 with $87.2 million of aggregate principal amount of the notes tendered in exchange for $850 per $1,000 principal amount, or $74.1 million. For additional information regarding the refinancing, refer to the “Liquidity and Capital Resources” section below, Note 2 “Convertible Debt Refinancing” and Note 22 “Subsequent Events” to the Consolidated Financial Statements.

Customers’ backup, recovery and archive challenges are complex and rapidly evolving, and the need for a category expert is essential to success. We believe that our global scale and vertical integration in disk-based backup, software solutions and tape automation systems position us to build a stronger storage solutions business and improve our results of operations. We plan to leverage our disk-based backup solutions and our deduplication, replication and data movement technology to deliver integrated data protection and management offerings across the distributed enterprise providing edge-to-core solutions. We see a continued but different role for tape automation solutions, as well as devices and media, as disk-based solutions increasingly become the main target for backup. The role of tape has changed to one centered around disaster recovery, long-term archive and compliance, which is also closely integrated with disk. We have noted many of our DXi-Series end-users have integrated these disk-based backup solutions with tape for a comprehensive data protection strategy. For this reason, we believe a strong position in disk-based backup systems can generate benefits in our tape automation systems and software sales efforts as customers are more likely to engage with us on a broad basis for a complete solution. We recognize there are numerous risks to the successful execution of our business plans. For a discussion of some of the risks and uncertainties that impact our business, see “Risk Factors” in Item 1A.

Results

The results we are reporting for fiscal 2009 demonstrate the progress we have made to improve our operating model. As a result of the actions taken during the year, we have seen improvement in our gross margins, reflecting a mix of higher margin products; reduced operating expenses in most areas, largely from our cost-savings initiatives; and increased cash generated from operations. We did not meet our desired revenue or our intended operating income results for fiscal 2009, largely due to the impact of the deteriorating worldwide economic climate on our business.

In fiscal 2009, we had total revenue of $809.0 million, a 17% decrease from fiscal 2008 primarily due to decreased demand from the global economic recession. During fiscal 2009 we further shifted our focus away from pursuing lower margin revenues, such as devices and media sold through both OEM and branded channels and entry-level tape automation systems sold through our OEMs. Our product revenue from OEM customers decreased 28%, while revenue from branded products decreased 18% from fiscal 2008. Royalty revenue decreased due to lower media unit sales by licensees. Service revenue slightly increased primarily due to the increased installed base of our branded products. Our focus on growing the branded business during the fiscal year is reflected in the greater proportion of non-royalty revenue from our branded business at 67% in fiscal 2009 compared to 62% in fiscal 2008 and 53% in fiscal 2007. Decreased demand in the global IT market has increased competition for sales resulting in pricing pressure on the majority of our products. We continue to address this price-competitive environment by managing at the material margin level and continuing to shift our revenue mix toward higher margin opportunities.

Our gross margin percentage increased 490 basis points in fiscal 2009 to 37.6% primarily due to the change in product revenue sales mix toward higher margin disk-based systems and software solutions. Gross margin was also favorably impacted by cost-cutting measures and because product sales through our branded channels comprised a larger percentage of non-royalty revenue in fiscal 2009 than fiscal 2008. Although sales of branded products typically generate higher gross margins than sales to our OEM customers, OEM software license revenue provides one of our highest product margins. The gross margin percentage increase was tempered by a decrease in our royalty revenue.

During fiscal 2009, we invested more research and development efforts in disk-based backup systems and software solutions, reduced our investments in more mature, declining market segments and implemented several cost-saving initiatives. Our research and development expenses decreased 21% from fiscal 2008 to $70.5 million. Our investment in sales and marketing decreased in fiscal 2009 primarily due to initiatives to align our resources with market opportunities and implementing cost-savings initiatives in the second half of fiscal 2009. General and administrative expenses decreased in fiscal 2009 due to continued cost reduction efforts as we responded to the deteriorating economy. Our restructuring charges in fiscal 2009 were related to our cost-saving initiatives in response to the global recession and reduced demand for our products.

Due to a number of factors, including the global financial crisis and the steep decline in our stock price, we evaluated our goodwill and our long-lived assets for impairment in fiscal 2009. Our impairment analysis for long-lived assets, including amortizable intangible assets, indicated no impairment for fiscal 2009. However, our goodwill impairment analysis resulted in a $339.0 million impairment charge for fiscal 2009. Our operating expenses nearly doubled from fiscal 2008 as a result of the goodwill impairment charge. The goodwill impairment charge does not impact our cash balance, ability to generate cash flows from operations, liquidity or compliance with debt covenants.

Interest expense decreased in fiscal 2009, due to the combination of decreased principal balance, decreased market interest rates and costs incurred in the prior year from refinancing the debt that were not repeated. During fiscal 2009, we paid $92.0 million in principal, bringing our outstanding term debt to $248.0 million at March 31, 2009. We have reduced our acquisition-related debt by 50% since its inception in August 2006.

Operating activities generated positive cash flows of $88.1 million in fiscal 2009 compared to $25.7 million in fiscal 2008. Our focus on cash management was a top priority in fiscal 2009. During the first half of fiscal 2009, we reduced our outstanding debt with cash generated by operations, but due to the global credit crisis in the second half of fiscal 2009, we chose to maintain moderately higher cash balances than earlier in the fiscal year in an effort to provide us with more flexibility to improve our capital structure. Our total cash and cash equivalents were relatively unchanged between March 31, 2009 and 2008, reflecting our strategy of maintaining sufficient operating liquidity while reducing outstanding debt.

The following discussion of our financial condition and results of operations is intended to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements. The fiscal 2009 financial statements reported in this Form 10-K reflect a change from the financial information that we provided in our press release on April 29, 2009 due to a change in our method of accounting for service parts inventories. The fiscal 2009 net loss in the April 19, 2009 press release was 0.6%, or $2.2 million, lower than the fiscal 2009 net loss as reported in this Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2009, 2008 AND 2007

Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
		% of revenue		% of revenue		% of revenue
Product revenue	$556,484	68.8%	$714,837	73.3%	$780,323	76.8%	$(158,353)	(22.2)%	(65,486)	(8.4)%
Service revenue	164,664	20.4%	160,920	16.5%	121,933	12.0%	3,744	2.3%	38,987	32.0%
Royalty revenue	87,824	10.8%	99,945	10.2%	113,918	11.2%	(12,121)	(12.1)%	(13,973)	(12.3)%

Total revenue	$808,972	100.0%	$975,702	100.0%	$1,016,174	100.0%	$(166,730)	(17.1)%	$(40,472)	(4.0)%

Total revenue decreased $166.7 million to $809.0 million in fiscal 2009 compared to fiscal 2008 primarily due to both the global economic recession reducing market demand and because we chose not to pursue sales of products that typically have lower margins. Royalty revenues declined $12.1 million, or 12%, while service revenue increased $3.7 million, or 2%, compared to the prior fiscal year.

Total revenue decreased $40.5 million to $975.7 million in fiscal 2008 compared to fiscal 2007 primarily due to decreased product revenue from devices and media due to shifting our focus to the higher margin areas of the business. Royalty revenues declined $14.0 million, or 12%, while service revenue increased $39.0 million, or 32%, compared to fiscal 2007.

Product revenue

	For the year ended March 31,			Change
	2009	2008	2007	2009 to 2008	2008 to 2007
Disk-based backup systems and software solutions	$87,574	$49,226	$30,054	$38,348	$19,172
Tape automation systems	317,907	425,795	420,811	(107,888)	4,984
Devices and non-royalty media	151,003	239,816	329,458	(88,813)	(89,642)

Total product revenue	$556,484	$714,837	$780,323	$(158,353)	$(65,486)

Fiscal 2009 Compared to Fiscal 2008

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased in fiscal 2009 compared to fiscal 2008. Revenue from OEM sales decreased $82.1 million, while revenue from branded products decreased $76.2 million. The product revenue decrease was most pronounced in our tape automation systems and to a lesser extent from devices and media products. These decreases were partially offset by an increase in our disk-based backup systems and software solutions revenue.

Revenues from disk-based backup systems and software solutions increased $38.3 million to $87.6 million in fiscal 2009 compared to fiscal 2008 primarily due to the addition of OEM software license revenue from EMC. Increased sales of our StorNext software, especially in branded channels, and the addition of DXi7500 revenue also contributed to increased disk-based backup and software solutions revenue in fiscal 2009.

Tape automation system sales decreased $107.9 million to $317.9 million in fiscal 2009 compared to fiscal 2008. This decrease was due to both a decline in demand resulting from the global economic recession as well as our decision to exit portions of the entry level automation market in the second half of the fiscal year. Over half of the decrease was attributable to reduced revenue from OEM tape automation system sales in fiscal 2009.

Devices, including tape drives and removable hard drives, and media product revenues decreased $88.8 million to $151.0 million largely due to decreased sales of entry level drives sold to OEMs and to a lesser extent decreased sales of midrange drives sold to OEMs as our older tape drives reach their end of life. We continued to place emphasis on sales of non-royalty media that bring higher margins and to not pursue volume sales at lower margins, resulting in lower overall revenue from non-royalty media products.

Fiscal 2008 Compared to Fiscal 2007

Product revenue decreased $65.5 million in fiscal 2008 compared to fiscal 2007. Revenue from OEM sales decreased $87.3 million, partially offset by a $21.8 million increase in revenue from branded products. The product revenue decrease was primarily due to a decrease in revenue from devices and media products. Partially offsetting this decrease were increases in our disk-based backup systems and software solutions revenue and in tape automation system revenue.

Revenues from software solutions and disk-based backup systems increased $19.2 million to $49.2 million in fiscal 2008 compared to fiscal 2007 primarily due to increased sales of our DXi-Series disk-based products. Our StorNext software also contributed to increased revenues in fiscal 2008. By the fourth quarter of fiscal 2008, our legacy disk products comprised less than 10% of revenue from software solutions and disk-based backup systems, and we anticipated this trend would continue in fiscal 2009.

Tape automation system sales increased $5.0 million to $425.8 million in fiscal 2008 compared to fiscal 2007 primarily due to increased sales of our mid-range tape automation line, including the Scalar i500, and increased sales of our enterprise tape automation products, including the Scalar i2000. These increases were partially offset by decreases in our entry level tape automation products.

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

Service revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue increased $3.7 million to $164.7 million in fiscal 2009 compared to fiscal 2008 and increased $39.0 million to $160.9 million in fiscal 2008 compared to fiscal 2007. These increases were primarily due to increased service contract revenues from branded customers due to an increase in our installed base.

Royalty revenue

Royalty revenue declined $12.1 million to $87.8 million in fiscal 2009 primarily due to a decrease in tape media royalties partially offset by royalty revenue recorded in connection with a settlement agreement. Tape media royalties decreased $23.1 million in fiscal 2009 compared to fiscal 2008 primarily due to lower media unit sales. Royalties related to newer LTO media increased year-over-year, but at a slower rate than declines in royalties from the maturing DLT media products, where we experienced a net reduction in the installed base of DLTtape drives through the third quarter of fiscal 2009. By the fourth quarter of fiscal 2009, LTO media unit sales decreases had caused a decline in LTO royalty revenue, reflecting customer responses to the global economic recession. In addition, a scheduled royalty rate decline on certain LTO media contributed to decreased LTO media royalties during the fourth quarter of fiscal 2009. Partially offsetting the tape media royalty decrease was $11.0 million in royalty revenue recorded in connection with a settlement agreement with Riverbed Technology, Inc. that contains a mutual covenant not to sue related to the parties’ data deduplication patents. The covenant not to sue is similar to a cross-license. This $11.0 million was based on prior sales of the parties’ data deduplication products. See Note 18, “Litigation” to the Consolidated Financial Statements for additional information.

Tape media royalties decreased in fiscal 2008 compared to fiscal 2007 primarily due to lower media unit sales made through our OEM customers. Royalties related to our newer LTO products have been increasing, but at a slower rate than declines in royalties from our maturing DLT products, where we experienced a net reduction in the installed base of DLTtape drives. We expect LTO royalties will continue to increase as the installed base grows and DLT royalties will further decline over time as this installed base continues to decrease.

Looking Forward

We anticipate annual revenues to decrease in fiscal 2010 to $700.0 to $750.0 million due to the constrained marketplace from the global economic downturn. Looking broadly at the overall storage end-user market, it is unclear when the recovery will occur and whether this market will return to prior year levels. Customers have not been investing in IT at the same levels they were a year or two ago; however, we expect some improvement as the year progresses, with increasing sales opportunities and a lessening of pressure to defer purchases. We expect to grow our disk-based backup systems and software solutions revenue with planned releases of a new hardware platform and software for our DXi-Series products and a significant new StorNext release combined with expanded software data management and security offerings. We expect decreased royalty revenue in fiscal 2010. We anticipate LTO royalties will return to a trend of increased revenues as the installed base grows, and DLT royalties will further decline over time as this installed base continues to decrease.

Gross Margin

	For the year ended March 31,								Change
(dollars in thousands)	2009		2008			2007			2009 vs. 2008		2008 vs. 2007
	Margin	Margin Rate	Margin		Margin Rate	Margin		Margin Rate
Product gross margin	$176,889	31.8%	$182,900		25.6%	$150,016		19.2%	$(6,011)	(3.3)%	$32,884	21.9%
Service gross margin	39,601	24.0%	36,496		22.7%	30,351		24.9%	3,105	8.5%	6,145	20.2%
Royalty gross margin	87,824	100.0%	99,945		100.0%	113,918		100.0%	(12,121)	(12.1)%	(13,973)	(12.3)%

Gross margin	$304,314	37.6%	$319,104	*	32.7%	$293,385	*	28.9%	$(14,790)	(4.6)%	$25,719	8.8%

*	Fiscal years ending March 31, 2008 and March 31, 2007 include $0.2 million and $0.9 million, respectively, of restructuring charges related to cost of revenue.

Fiscal 2009 Compared to Fiscal 2008

The 490 basis point increase in gross margin percentage in fiscal 2009 compared to fiscal 2008 was largely due to a shift in our revenue mix as we emphasized sales of our disk-based backup systems and software solutions and branded revenues. Gross margins were also favorably impacted by cost-saving initiatives implemented in the current and prior years. Revenues from branded products and services in fiscal 2009 comprised 67% of non-royalty revenue compared to 62% of non-royalty revenue in fiscal 2008. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM software license revenue provides one of our highest product margins.

Product gross margin

Product gross margin dollars decreased $6.0 million or approximately 3% on a product revenue decrease of 22% in fiscal 2009 compared to fiscal 2008 while our product gross margin percentage improved approximately 620 basis points in fiscal 2009 compared to fiscal 2008. The increased product margin percentage was primarily attributable to a shift in our product revenue mix to higher margin products in addition to an increased percentage of branded product sales. Our disk-based backup systems and software solutions, which include our OEM software license revenues, increased to 16% of product revenue in fiscal 2009 compared to 7% in fiscal 2008. The addition of the EMC software license revenue in fiscal 2009 contributed approximately half of the product margin rate increase. In fiscal 2009 we continued to streamline production methods, increase purchasing efficiencies and reduce the number of outsource vendors for our entry-level and midrange product offerings. These actions combined to reduce the cost of product revenue for most all branded and OEM products in fiscal 2009 compared to fiscal 2008.

Service gross margin

Service gross margin dollars increased $3.1 million or approximately 9% and service gross margin increased by approximately 130 basis points compared to fiscal 2008. We increased our service revenues in fiscal 2009 while service costs were approximately the same as fiscal 2008. As noted earlier, service revenues increased due to increased service contract revenues from branded customers.

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

Product gross margin

In fiscal 2008 we streamlined production methods, gained purchasing efficiencies and moved toward an outsourced model for many of our entry level and mid-range product offerings. These actions combined to reduce the cost of product revenue for both branded and OEM products. Product margins increased in fiscal 2008 compared to fiscal 2007 due to the increase in the proportion of our product sales through branded channels. Additionally, revenue from media and devices was down $89.6 million from the prior year, contributing to higher margins within both branded and OEM than the prior year. Within both branded and OEM products, media and devices typically have lower margins than tape automation, disk and software products.

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

Looking Forward

In fiscal 2010, we anticipate similar to improved gross margins compared to fiscal 2009 as we continue to shift our revenue mix toward more profitable market segments and de-emphasize areas that have less growth and profit potential. We believe continued efforts to increase branded sales, especially our disk-based backup systems and software solutions, will improve our revenue mix in fiscal 2010. In addition, we continue efforts to reduce our manufacturing, service and repair costs. However, gross margins may be negatively impacted in fiscal 2010 by the continuing global economic recession.

Research and Development Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
		% of revenue		% of revenue		% of revenue
Research and development	$70,537	8.7%	$89,563	9.2%	$107,546	10.6%	$(19,026)	(21.2)%	$(17,983)	(16.7)%

Fiscal 2009 Compared to Fiscal 2008

Research and development expenses decreased during fiscal 2009 compared to fiscal 2008 primarily from reductions in salaries and benefits, external service providers, depreciation, facilities and project materials costs. Salaries and benefits decreased $6.8 million due to cost-savings initiatives which reduced headcount during the fiscal year as well as a six day operational shutdown in North America during the third quarter of fiscal 2009. External service provider costs decreased $4.5 million and project material costs decreased $1.7 million primarily due to completion of DXi7500 development and new projects underway that did not require significant outside resources. Depreciation expense decreased $3.1 million due to a number of assets supporting our research and development efforts becoming fully depreciated during the past year. Facilities expenses decreased $2.1 million due to reductions in the scope of research and development operations during fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

Research and development expenses decreased during fiscal 2008 compared to fiscal 2007 primarily due to reduced salaries and benefits from reduced headcount. Decreased project material costs and external service provider expenses also contributed to lower research and development expenses. In fiscal 2008, we restructured our research and development model to focus investments toward our target growth markets of disk-based backup systems and software solutions development and reduced investment in tape drive development. In addition, we commenced partnering with a third party on certain research and development efforts in the first quarter of fiscal 2008 which contributed to reduced research and development expenses during the remainder of fiscal 2008. The decreased research and development expenses were partially offset by increased intangible amortization resulting from a full year of amortization in fiscal 2008 in connection with our acquisition of ADIC in fiscal 2007.

Looking Forward

We expect our research and development expenses will be approximately the same in fiscal 2010 as in fiscal 2009 as we build out our edge-to-core offerings through product enhancements and new products and solutions. We continue to align our research and development investments with market growth potential, focusing more of our research and development investments on disk-based backup systems and software solutions development.

Sales and Marketing Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
		% of revenue		% of revenue		% of revenue
Sales and marketing	$141,250	17.5%	$149,367	15.3%	$123,134	12.1%	$(8,117)	(5.4)%	$26,233	21.3%

Fiscal 2009 Compared to Fiscal 2008

Sales and marketing expenses decreased during fiscal 2009 compared to fiscal 2008 primarily due to cost-saving initiatives and efforts implemented in the second half of the fiscal year to align our sales and marketing resources with market conditions and opportunities. Travel expenses decreased by $1.7 million, marketing support and tools including promotions decreased by $1.3 million and advertising decreased by $0.9 million due to cost-saving initiatives implemented in response to the current economic crisis. Amortization expense decreased by $1.7 million during fiscal 2009 compared to fiscal 2008 due to intangible assets related to the ADIC acquisition becoming fully amortized during fiscal 2008. Facilities expense decreased by $1.2 million due to headcount reductions during fiscal 2009 as well as a reduction in the space allocated to sales and marketing efforts.

Fiscal 2008 Compared to Fiscal 2007

The increase in sales and marketing expenses during fiscal 2008 compared to fiscal 2007 was primarily due to increased salaries, benefits and commissions from increased headcount. We increased our headcount in fiscal 2008 to support sales in branded channels. Sales through branded channels typically have higher selling costs than sales to OEM customers. We also had a $2.5 million increase in amortization of intangibles related to our acquisition of ADIC in August 2006 due to a full year of amortization in fiscal 2008 compared to approximately seven and a half months of ADIC related intangible amortization in fiscal 2007. Partially offsetting these increases were decreased advertising and marketing costs in fiscal 2008 compared to fiscal 2007.

Looking Forward

In fiscal 2010, we expect our sales and marketing expenses will decrease due to reduced headcount from restructuring efforts implemented during fiscal 2009 and from other cost-savings measures. We are focused on improving the return on our investment in our branded sales and marketing efforts by more effectively aligning our product portfolio, sales model, and marketing programs. We believe the changes we have made in our go-to-market model and activities planned in fiscal 2010 to leverage our channel partners will allow us to meet our sales and marketing goals with a reduced level of spending.

General and Administrative Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
		% of revenue		% of revenue		% of revenue
General and administrative	$76,645	9.5%	$78,789	8.1%	$63,251	6.2%	$(2,144)	(2.7)%	$15,538	24.6%

Fiscal 2009 Compared to Fiscal 2008

The decrease in general and administrative expenses during fiscal 2009 compared to fiscal 2008 was the net result of several items. Depreciation expense decreased by $3.7 million from fiscal 2009 compared to fiscal 2008 due to a number of assets becoming fully depreciated during the past year. Salaries and benefits decreased by $3.5 million primarily due to reduced headcount and a six day operational shutdown in North America during the third quarter of fiscal 2009. Audit and accounting related services decreased $1.0 million compared to the prior year. These decreases were partially offset by a $3.6 million increase in facilities expenses and a $3.0 million increase in legal expenses. During fiscal 2009, a higher proportion of our facilities costs were attributable to general corporate operations as a result of consolidation and outsourcing of certain manufacturing operations and reductions in the scope of research and development operations. Increased legal expenses related to our activities to protect our intellectual property. See Note 18 “Litigation” in the Consolidated Financial Statements for additional information related to legal actions.

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

Restructuring Charges

	For the year ended March 31,						Change
(dollars in thousands)	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
		% of revenue		% of revenue		% of revenue
Restructuring charges related to cost of revenue	$—	—%	$237	—%	$900	0.1%	$(237)	(100.0)%	$(663)	(73.7)%
Restructuring charges in operating expenses	6,807	0.8%	9,482	1.0%	11,908	1.2%	(2,675)	(28.2)%	(2,426)	(20.4)%

Total restructuring charges	$6,807	0.8%	$9,719	1.0%	$12,808	1.3%	$(2,912)	(30.0)%	$(3,089)	(24.1)%

Our restructuring actions are steps undertaken to reduce costs in an effort to return to profitability. In fiscal 2009, we initiated restructuring actions to consolidate operations supporting our business in response to the global economic recession and to better align our sales and marketing investments with market growth opportunities. We also identified additional cost reductions from partnering with a third party on certain research and development efforts. In fiscal 2008 and 2007, our restructuring actions were primarily the result of right-sizing our operations following acquisitions. For additional information and disclosure of restructuring charges refer to Note 12 “Restructuring” to the Consolidated Financial Statements. Until we achieve sustained profitability, we may incur additional charges in the future related to continued cost reductions efforts.

Fiscal 2009 Compared to Fiscal 2008

The decrease in restructuring charges in fiscal 2009 compared to fiscal 2008 was primarily due to negotiating settlements for lease liabilities on vacated facilities in Europe for amounts lower than the outstanding lease contracts in fiscal 2009. In fiscal 2009, we reversed $1.2 million of facility accruals compared to incurring $3.0 million in facility restructuring charges in fiscal 2008. Partially offsetting this decrease was an increase in severance restructuring charges, primarily related to restructuring actions in the second half of fiscal 2009 in response to the global economic downturn to realign our cost structure with market growth opportunities. The majority of the impacted employees were U.S. sales and marketing and research and development employees; however, all areas of the business, including international operations, were impacted by these restructuring actions.

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

Goodwill Impairment

	For the year ended March 31,						Change
(dollars in thousands)	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
		% of revenue		% of revenue		% of revenue
Goodwill impairment	$339,000	41.9%	$—	—%	$—	—%	$339,000	100.0%	$—	—%

We evaluate goodwill for impairment annually in the fourth quarter of our fiscal year or more frequently when indicators of impairment are present. We consider the indicators of impairment in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as well as indicators the Securities and Exchange Commission (“SEC”) has noted and evaluate any other relevant facts and circumstances that may indicate that the fair value of goodwill is less than its carrying amount. Because we operate in a single reporting unit, we consider the company as a whole when reviewing these factors.

During the third quarter of fiscal 2009, we determined that the following significant impairment indicators were present:

•	a significant decline in our stock price, bringing market capitalization below book value;

•	a significant adverse change in the business climate;

•	negative current events and changed long-term economic outlook as a result of the financial market collapse that started at the end of the second quarter of fiscal 2009; and

•	our need to test long-lived assets for recoverability under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS No. 144”).

As a result of the presence of these indicators of impairment, during the third quarter of fiscal 2009 we performed an interim test to determine if our goodwill was impaired and recorded an estimated impairment of $339.0 million. We completed our impairment analysis in the fourth quarter of fiscal 2009, which resulted in no change to the $339.0 million impairment charge recorded in the third quarter of fiscal 2009. For additional information, see Note 8 “Goodwill and Intangible Assets” to the Consolidated Financial Statements. The goodwill impairment does not impact our cash or cash equivalents balances, cash flows from operations, liquidity or compliance with debt covenants.

In-Process Research and Development

We had no in-process research & development (“IPR&D”) expenses in fiscal 2009 or fiscal 2008. During fiscal 2007, we expensed $14.7 million of IPR&D as a result of our acquisition of ADIC in August 2006.

In accordance with SFAS No. 141, Business Combinations, and SFAS No. 142 all identifiable assets acquired were analyzed to determine their fair value. The value assigned to IPR&D of $14.7 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows using a discount rate of 18% to their present value based on the percentage of completion of the IPR&D projects.

Interest Income and Other, Net

	For the year ended March 31,						Change
(dollars in thousands)	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
		% of revenue		% of revenue		% of revenue
Interest income and other, net	$41	0.0%	$6,008	0.6%	$8,746	0.9%	$(5,967)	(99.3)%	$(2,738)	(31.3)%

Interest income and other, net includes unrealized and realized foreign exchange gains and losses as well as unrealized gains and losses due to the change in market value of our interest rate collars.

Fiscal 2009 Compared to Fiscal 2008

The $6.0 million decrease in interest income and other, net in fiscal 2009 compared to fiscal 2008 was primarily due to the net impact of four items. We had a $3.8 million net decrease related to foreign exchange gains and losses due to losses during fiscal 2009 compared to gains in fiscal 2008 as a result of the U.S. dollar strengthening during fiscal 2009 and weakening during fiscal 2008. Interest income decreased $3.1 million in fiscal 2009 compared to fiscal 2008 due to lower average balances of interest-earning assets and lower market interest rates. An additional $2.1 million of the decrease relates to a realized gain in the first quarter of fiscal 2008 on the sale of Data Domain shares we sold in its initial public offering in July 2007. These decreases were partially offset by a $3.1 million increase in other income resulting from gains in fiscal 2009 on the change in market value of interest rate collars required by our current credit agreement compared to losses on these collars in fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

The decrease in interest income and other, net in fiscal 2008 compared to fiscal 2007 was primarily due to lower interest income as a result of a reduced level of interest-earning investments during the current year than in the prior year. Our financing strategy during fiscal 2008 was to prioritize the use of cash to reduce our long-term debt over investing those funds in interest-earning investments. We recorded expense related to market value decreases of two interest rate collars in fiscal 2008 which was largely offset by gains from the sale of shares received in the fourth quarter of fiscal 2007 as consideration for a license fee relating to a patent cross licensing agreement.

Interest Expense

	For the year ended March 31,						Change
(dollars in thousands)	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
		% of revenue		% of revenue		% of revenue
Interest expense	$29,261	3.6%	$58,627	6.0%	$40,748	4.0%	$(29,366)	(50.1)%	$17,879	43.9%

Fiscal 2009 Compared to Fiscal 2008

Interest expense decreased in fiscal 2009 compared to fiscal 2008 primarily due to a reduction of our outstanding term debt balance and to a lesser extent due to $12.6 million in costs to retire our prior debt facility in the second quarter of fiscal 2008. Decreased interest rates also contributed to lower interest expense in fiscal 2009. The costs to retire our prior debt facility included recognizing $8.1 million of capitalized debt costs related to the prior debt facility and $4.5 million in prepayment fees. Interest rate decreases were attributable to market interest rate decreases on the LIBOR rate along with refinancing our debt at more favorable terms in July 2007. Our weighted average interest rate decreased to 5.91% for fiscal 2009, inclusive of our interest rate collars that fix the interest rate in a specified range for a portion of the term debt. This compares to a weighted average interest rate of 7.77% for fiscal 2008.

In addition to the items noted above, interest expense includes the amortization of debt issuance costs for debt facilities and prepayment fees. For further information, refer to Note 10 “Convertible Subordinated Debt and Long-Term Debt” and Note 11 “Derivatives” to the Consolidated Financial Statements.

Fiscal 2008 Compared to Fiscal 2007

Interest expense increased in fiscal 2008 primarily due to costs related to retiring our prior debt facility, including recognizing the remaining $8.1 million outstanding balance of capitalized debt costs and $4.5 million in prepayment fees. Also contributing to the increased interest expense was a higher average balance of long-term debt during fiscal 2008. Our average debt balance was lower for fiscal 2007 compared to fiscal 2008 because we did not draw upon our debt facilities until August 2006 to fund our acquisition of ADIC. For additional information related to our long-term debt, refer to Note 10, “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements.

Looking Forward

In fiscal 2010, our interest expense may increase due to changes in our capital structure. While we intend to reduce our total debt balances in fiscal 2010, we anticipate refinancing the majority of our convertible subordinated notes during fiscal 2010 with long-term debt at a higher interest rate which may increase interest expense. In addition, market interest rates were near historic lows during fiscal 2009 and economic conditions for similar low interest rates may not continue in fiscal 2010. For additional information related to the refinancing of our convertible subordinated notes, refer to Note 2, “Convertible Debt Refinancing” and Note 22, “Subsequent Events” to the Consolidated Financial Statements.

Income Taxes

	For the year ended March 31,						Change
(dollars in thousands)	2009		2008		2007		2009 vs. 2008		2008 vs. 2007
		% of pre-tax loss		% of pre-tax loss		% of pre-tax loss
Income tax provision (benefit)	$(881)	0.2%	$(482)	0.8%	$4,938	(8.3)%	$(399)	(82.8)%	$(5,420)	(109.8)%

Fiscal 2009 Compared to Fiscal 2008

We recorded income tax benefits of $0.9 million and $0.5 million in fiscal 2009 and fiscal 2008, respectively. The tax benefit for fiscal 2009 was from the release of $3.4 million in tax liabilities due to a favorable settlement and expiration of their respective statutes of limitation partially offset by foreign income taxes and state taxes of $2.5 million. The tax benefit for fiscal 2008 was from the release of $2.3 million in tax liabilities due to a favorable settlement and expiration of their respective statutes of limitation partially offset by foreign income taxes and state taxes of $1.8 million.

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor, we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under the Tax Sharing Agreement was limited to $8.8 million. As of March 31, 2009, $6.0 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under the Tax Sharing Agreement.

Fiscal 2008 Compared to Fiscal 2007

In fiscal 2008, we recorded an income tax benefit of $0.5 million compared to tax expense of $4.9 million for fiscal 2007. The decrease in tax expense in fiscal 2008 was primarily due to closure of the examination of certain foreign subsidiaries that resulted in favorable settlement of tax positions.

Amortization of Intangible Assets

The following table details intangible asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Cost of revenue	$24,668	$30,825	$26,567	$(6,157)	$4,258
Research and development	400	1,032	999	(632)	33
Sales and marketing	15,035	16,754	14,217	(1,719)	2,537
General and administrative	100	100	209	—	(109)

	$40,203	$48,711	$41,992	$(8,508)	$6,719

The decrease in fiscal 2009 intangible asset amortization compared to fiscal 2008 is primarily due to purchased technology intangible assets related to the ADIC acquisition that became fully amortized during fiscal 2008. The increase in fiscal 2008 amortization compared to fiscal 2007 is mainly due to recording amortization expense for approximately seven and a half months in fiscal 2007 compared to twelve months of expense in fiscal 2008.

Intangible assets are amortized over their estimated useful lives, which range from one to eight years. Amortizable intangible and other long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist in accordance with SFAS No. 144. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. We had no amortizable intangible asset or long-lived asset impairments in fiscal 2009, 2008 or 2007. Refer to Note 8 “Goodwill and Intangible Assets” to the Consolidated Financial Statements for further information regarding our amortizable intangible assets and impairment testing.

Share-Based Compensation

The following table summarizes share-based compensation within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2009	2008	2007	2009 to 2008	2008 to 2007
Cost of revenue	$1,419	$1,929	$1,191	$(510)	$738
Research and development	2,722	3,778	2,544	(1,056)	1,234
Sales and marketing	2,695	3,269	1,965	(574)	1,304
General and administrative	3,756	5,022	3,272	(1,266)	1,750

	$10,592	$13,998	$8,972	$(3,406)	$5,026

The decrease in share-based compensation in fiscal 2009 compared to fiscal 2008 was primarily due to a decrease in options granted year over year. In addition, our Board of Directors cancelled rights to purchase shares under our employee stock purchase plan for the fourth quarter of fiscal 2009. During fiscal 2008, there were modifications to the vesting and exercise periods of stock awards held by certain employees that were not repeated in fiscal 2009, decreasing general and administrative share-based compensation expense in fiscal 2009.

The increase in share-based compensation expense in fiscal 2008 compared to fiscal 2007 is primarily due to increased grants of restricted stock units. Commencing in fiscal 2007, we began granting restricted stock units as our primary method of equity compensation rather than granting stock options to our existing employees. The increase in restricted stock outstanding, which is expensed over the requisite service period to receive the restricted shares, is the primary reason share-based compensation expense increased in cost of revenue as well as operating expenses. General and administrative share-based compensation also increased in fiscal 2008 due to the modification of the vesting and exercise periods of stock awards held by certain employees. For more information regarding share-based compensation, refer to Note 13 “Stock Incentive Plans and Share-Based Compensation” to the Consolidated Financial Statements.

NYSE Listing

On October 27, 2008, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requiring that securities trade at a minimum average closing price of $1.00 for thirty consecutive trading days. On December 5, 2008, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requirement that companies maintain an average market capitalization of at least $75 million over any thirty day trading period. In both instances, we are subject to having our common stock delisted from trading on the NYSE.

Since January 2009, our market capitalization has exceeded the $75 million minimum and has remained above that level. The trading price of our common stock has been above $1.00 for much of April and May 2009. For further discussion of our continued listing on the NYSE and our risk of delisting, see the “Risk Factors” in Item 1A.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 3 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,
(In thousands)	2009	2008	2007
Cash and cash equivalents	$87,305	$93,643	$59,926
Marketable securities	—	—	35,000

Total cash, cash equivalents and marketable securities	$87,305	$93,643	$94,926

Net loss	$(358,264)	$(60,234)	$(64,094)

Net cash provided by operating activities	$88,088	$25,741	$63,762
Net cash provided by (used in) investing activities	$(4,385)	$21,507	$(489,504)
Net cash provided by (used in) financing activities	$(90,041)	$(13,531)	$362,978

Fiscal 2009

The $446.4 million difference between reported net loss and cash provided by operating activities in fiscal 2009 was primarily due to $427.7 million of non-cash items including a $339.0 million goodwill impairment charge, $42.3 million of amortization, $20.7 million of service parts lower of cost or market adjustment, $15.5 million of depreciation and $10.6 million of share-based compensation. Cash provided by operations during the fiscal year was primarily due to a decrease in accounts receivable and an increase in deferred revenue, largely offset by the uses of cash in operations from decreased accounts payable. The $75.1 million decrease in accounts receivable was primarily due to lower sales and strong collections during fiscal 2009. The $11.5 million increase in deferred revenue was related to increased sales of service contracts. The $52.8 million decrease in accounts payable was largely due to lower expenditures for inventories and other operating costs.

Cash used in investing activities during fiscal 2009 reflects $5.4 million in purchases of property and equipment, partially offset by a $1.0 million return of principal from our private technology venture limited partnership investments. Equipment purchases were primarily the result of maintaining our day to day business operations infrastructure and included voice communication system upgrades, hardware and software to equip our consolidated data center and leasehold improvements. We also purchased development equipment to support disk-based product releases during the fiscal year.

Cash used in financing activities during fiscal 2009 was primarily related to $92.0 million of principal payments on our term loan.

Fiscal 2008

The difference between reported net loss and cash provided by operating activities was primarily due to non-cash items such as amortization, depreciation and share-based compensation related to stock incentive plans. The cash used to fund operations during the period was primarily due to an increase in accounts receivable and a decrease in accrued warranty. This was partially offset by increases in deferred revenue and accounts payable, net of the sale of a subsidiary. Accounts receivable increased primarily due to slower collections in fiscal 2008 after particularly strong collections during the fourth quarter of fiscal 2007. Accrued warranty decreased primarily due to decreases in our installed base of products under warranty in addition to improved quality and lower failure rates on certain products. Increases in deferred revenue are primarily related to increased sales of service contracts. Accounts payable increased primarily due to the timing of payments to our vendors.

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

Fiscal 2007

The difference between reported net loss and cash provided by operating activities was primarily due to non-cash items such as depreciation and amortization, in-process research and development and share-based compensation related to stock incentive plans. The cash used to fund operations during the period was primarily due to an increase in service parts inventories and payments on accrued restructuring. This was more than offset by a decrease in accounts receivable and inventories. Service parts inventories increased in order to support our growing installed base and meet the Restriction of Hazardous Substances (“RoHS”) compliance requirements in Europe. The cash outflow related to accrued restructuring was primarily due to severance payments made during the year related to restructuring obligations from our acquisition of ADIC. Accounts receivable decreased primarily due to strong collections in fiscal 2007. Inventories decreased as a result of ongoing inventory reduction efforts and reduced inventory levels of certain end of life products. These decreased inventory levels also decreased accounts payable.

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

Capital Resources and Financial Condition

We have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing to improve margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue and gross margin around current projections and to continue to control operating expenses in order to provide positive cash flow from operating activities. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by limitations on available cash associated with our existing credit facilities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

Under the terms of our senior secured credit agreement (“current credit agreement”), in order to avoid an acceleration of the maturity date of amounts borrowed under our current credit agreement, we are required to refinance at least $135.0 million of our outstanding 4.375% convertible subordinated notes (the “notes”) by February 1, 2010. On January 30, 2009, our credit rating was downgraded by Moody’s due to their concerns about our ability to retain sufficient liquidity in light of the potential accelerated maturity of our long-term debt in February 2010.

We have explored many options to refinance the notes and commenced refinancing a majority of the notes via a tender offer on March 27, 2009. For complete terms of the tender offer, see Forms SC TO-I and SC TO-IA as filed with the SEC at various dates from March 27, 2009 through June 1, 2009. The tender offer closed June 3, 2009 with $87.2 million of aggregate principal amount of the notes tendered for a purchase price of $74.1 million, with $72.8 million outstanding following the tender offer.

We received a commitment letter from EMC International Company, a subsidiary of EMC Corporation, on March 27, 2009, which was amended from time to time through June 1, 2009, for a term loan of up to $100.0 million to refinance a portion of the notes. On June 3, 2009, we entered into a term loan agreement with EMC International Company (“first EMC loan agreement”), and on June 5, 2009, we borrowed $75.4 million, of which $74.1 million was used to purchase the notes tendered and $1.3 million was used for payment of accrued and unpaid interest on the notes tendered.

The first EMC loan agreement requires quarterly interest payments and bears a 12.0% fixed interest rate. This loan is junior to borrowings under our current credit agreement and senior to all other indebtedness. There are no financial covenants and it is not secured by any collateral. Borrowings under the first EMC loan agreement mature on September 30, 2014 and prepayments are allowed to the extent they are not prohibited under our current credit agreement. In the event we replace, repay or refinance our current credit agreement, borrowings under the first EMC loan agreement mature the later of August 1, 2010 or one day after such replacement, repayment or refinancing.

We obtained an amendment to our current credit agreement (the “Amendment”) on April 15, 2009 which will permit us to refinance through issuance of equity or repurchase with our or any other funds the final $25.0 million of outstanding convertible notes. The Amendment also eliminated certain reductions to our annual requirement to make mandatory prepayments with excess cash flow. As a condition of the Amendment, we made a prepayment of $40.0 million on the term loan on April 22, 2009. We funded the $40.0 million in prepayments with $20.0 million of our cash on hand and $20.0 million from prepaid license fees under an OEM agreement. Once we have refinanced a total of $135.0 million aggregate principal amount of the notes, under the Amendment we are required to prepay another $20.0 million of principal on our current credit agreement term loan.

On June 26, 2009, we entered into a private transaction with a noteholder to purchase $50.7 million of aggregate principal amount of notes for $48.2 million. On June 29, 2009, we entered into a second, separate term loan agreement with EMC International Company (“second EMC loan agreement”) for up to $49.6 million to fund this refinancing transaction. Borrowings under the second EMC loan agreement have terms substantially similar to borrowings under the first EMC loan agreement, including quarterly interest payments at a 12.0% fixed interest rate. The second EMC loan agreement provides for two tranches of borrowings, with the first tranche having a scheduled maturity date of September 30, 2014 and the second tranche having a scheduled maturity date of December 31, 2011. The first tranche allows borrowings of up to $24.6 million and the second tranche allows borrowings of up to $25.0 million. Borrowings under the two tranches must be made concurrent with each other. We anticipate drawing on this second EMC loan agreement in July 2009, utilizing funding from both tranches, to finance the private transaction noted above.

As of March 31, 2009, we had credit available on our credit facility, described further in the “Long-Term Debt” section below. For additional information on our planned refinancing of the notes and accounting treatment, refer to Note 2 “Convertible Debt Refinancing” and Note 22 “Subsequent Events” to the Consolidated Financial Statements.

Generation of positive cash flow from operating activities has historically been and will continue to be an important source of our cash to fund operating needs and meet our current and long-term obligations. In addition, we believe generation of positive cash flow from operating activities will provide us with improved financing capacity. We have taken many actions to offset the negative impact of the recent economic downturn and continued competition within the backup, archive and recovery market. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at March 31, 2009, this would mean $248.0 million would become immediately payable.

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

Convertible Subordinated Debt

On July 30, 2003, we issued 4.375% convertible subordinated notes in the aggregate principal amount of $160.0 million in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. As noted above, we commenced a tender offer on March 27, 2009 to refinance a majority of the notes and entered into a private transaction to purchase additional notes in an effort to meet our current credit agreement requirement to refinance $135.0 million of the notes by February 1, 2010. The tender offer closed June 3, 2009 with $87.2 million of the aggregate principal of the notes tendered in exchange for $850 per $1,000 principal amount, or $74.1 million. On June 26, 2009, we entered into a private transaction with a noteholder to purchase $50.7 million of aggregate principal notes, which will reduce our outstanding notes to $22.1 million of aggregate principal amount when this transaction is funded in July 2009, thereby satisfying our requirement to refinance at least $135.0 million aggregate principal amount of the notes.

Long-Term Debt

To fund the acquisition of ADIC in August 2006, we entered into a secured senior credit facility (“August 2006 credit facility”) with a group of lenders that provided a $150.0 million revolving credit line, a $225.0 million term loan and a $125.0 million second lien term loan with maturity dates of August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

On July 12, 2007, we refinanced our August 2006 credit facility by entering into another senior secured credit agreement with a different group of lenders, providing a $50.0 million revolving credit facility and a $400.0 million term loan. We borrowed $400.0 million on the term loan to repay all borrowings under our August 2006 credit facility. We incurred and capitalized $8.1 million of loan fees related to this current credit agreement which are included in other long-term assets in our Consolidated Balance Sheets. These fees are being amortized to interest expense over the respective loan terms. In conjunction with the repayment of our August 2006 credit facility, the unamortized debt costs of $8.1 million related to that borrowing were written off to interest expense in the second quarter of fiscal 2008 and are included as a component of amortization in the Consolidated Statement of Cash Flows. Additionally, we incurred $4.5 million in prepayment fees when we repaid our August 2006 credit facility.

Under the current credit agreement, the $400.0 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date or convert into equity $135.0 million of the existing $160.0 million convertible subordinated notes prior to February 1, 2010. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a three month London Interbank Offered Rate (“LIBOR”) rate plus a margin of 3.5%. The interest rate on the term loan was 5.75% at March 31, 2009. Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. In addition, on an annual basis commencing with our fiscal year ended March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount. The fiscal 2009 and 2008 calculations of excess cash flow did not require additional principal payments. The Amendment, described above, eliminated the requirement to perform the calculation of excess cash flow in future years. During fiscal 2009 and in 2008, we made principal payments of $92.0 million and $60.0 million, respectively, on the term loan and incurred $0.5 million and $0.6 million, respectively, in prepayment fees.

Under the current credit agreement we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. We currently have letters of credit totaling $1.5 million, reducing the available borrowings on the revolver to $48.5 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loans including a limitation on issuing dividends. As of March 31, 2009, we were in compliance with the debt covenants. Our outstanding term debt was $248.0 million at March 31, 2009.

Derivatives

We do not engage in hedging activity for speculative or trading purposes. Since the third quarter of fiscal 2007 through December 31, 2008, we had an interest rate collar instrument with a financial institution that fixed the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49%. Whenever the three month LIBOR rate was lower than the floor, we remitted to the financial institution the difference between 4.64% and the prevailing three month LIBOR rate on the notional amount. During fiscal 2009, the three month LIBOR rate was below the floor and we incurred $1.0 million in additional interest expense. During fiscal 2008, the three month LIBOR rate was within the floor and the cap. This interest rate collar instrument expired on December 31, 2008.

Under the terms of the current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. During the third quarter of fiscal 2008, we entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixed the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 2009. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.25% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 2.68% and the current three month LIBOR rate on the notional amount. For this interest rate collar, the three month LIBOR rate was between the floor and cap in fiscal 2008, but was below the floor during the fourth quarter of fiscal 2009, and we incurred $0.3 million in additional interest expense in fiscal 2009.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We record fair market value in other accrued liabilities in the Consolidated Balance Sheets and the change in fair market value in interest income and other, net in the Consolidated Statements of Operations. As of March 31, 2009, the cumulative loss on the interest rate collar was $1.2 million and as of March 31, 2008, the cumulative loss on the interest rate collars was $2.2 million.

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

Commitments for Additional Investments

As of March 31, 2009, we had commitments to provide an additional $1.2 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. If the limited partnership venture capital funds make a capital call, we will invest funds as required until our remaining commitments are satisfied.

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2009, we had issued non-cancelable purchase commitments for $48.4 million to purchase finished goods from our contract manufacturers.

Stock Repurchases

As of March 31, 2009, there was approximately $87.9 million remaining under our authorization to repurchase Quantum common stock. No stock repurchases were made during the fiscal years ended March 31, 2009, 2008 and 2007. Our ability to repurchase common stock is restricted under the terms of our current credit agreement.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2009 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Convertible subordinated debt	$7,000	$163,500	$—	$—	$170,500
Long-term debt, including current portion	18,260	35,830	34,910	231,824	320,824
Purchase obligations	48,374	—	—	—	48,374
Operating leases	13,953	23,385	11,735	30,184	79,257

Total contractual cash obligations	$87,587	$222,715	$46,645	$262,008	$618,955

The contractual commitments shown above include $83.3 million in interest payments on our various debt obligations based on current interest rates as of March 31, 2009. Due to the nature of our agreements, the interest rate can vary over the terms of the loans. In April 2009, we entered into an amendment to our current credit agreement which required a $40.0 million prepayment of principal. For more information on the amendment see Note 22 “Subsequent Events” to the Consolidated Financial Statements.

As of March 31, 2009, we have $4.9 million of long-term tax liabilities for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN No. 48”), for which we cannot make a reasonably reliable estimate of the amount and period of payment.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the following accounting policies require our most difficult, subjective or complex judgments because of the need to make estimates about the effect of matters that are inherently uncertain. We believe the assumptions and estimates used and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Our revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition; Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables; Statements of Position No. 97-2 and No. 98-9, Software Revenue Recognition and Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP No. 97-2” and “SOP No. 98-9”); EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products and other applicable revenue recognition guidance and interpretations. Revenue consists of sales of hardware, software and services, as well as royalties we earn for the license of certain intellectual property. Revenue is recognized from the sale of products and services when it is realized or realizable and earned. Revenue is considered realized and earned when: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and when collectability is reasonably assured. Royalty revenue is recognized when earned or amounts can be reasonably estimated.

Product Revenue — Hardware

Revenue for hardware products sold to distributors, VARs, OEMs and end-users is generally recognized upon shipment. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which typically occurs after delivery and installation are completed.

In the period revenue is recognized, allowances are provided for estimated future price adjustments, such as volume rebates, price protection and future product returns. These allowances are based on programs in existence at the time revenue is recognized, plans regarding future price adjustments, the customers’ master agreements and historical product return rates. Since we have historically been able to reliably estimate the amount of allowances required, we recognize revenue, net of projected allowances, upon shipment to our customers. If we were unable to reliably estimate the amount of revenue adjustments in any specific reporting period, then we would be required to defer recognition of the revenue until the rights had lapsed and we were no longer under any obligation to reduce the price or accept the return of the product.

EITF 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, affirms that the revenue recognition guidance in SOP No. 97-2 also applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We do not currently have any non-software deliverables for which software is more than incidental and essential to the functionality.

Product Revenue — Software

Software revenue is generally recognized upon shipment or electronic delivery and when vendor-specific objective evidence (“VSOE”) of fair value for the undelivered elements exists. For arrangements with multiple elements, the residual method, as allowed by SOP No. 98-9, is used to determine the amount of product revenue to be recognized. Under the residual method, the VSOE of fair value for the undelivered elements is deferred and the remaining portion of the arrangement is recognized as product revenue, assuming all other revenue recognition criteria of SOP No. 97-2 and SOP No. 98-9 have been met. Revenue from post-contract customer support agreements, which entitle customers to both telephone support and any unspecified upgrades and enhancements during the term of the agreement, is recognized ratably over the term of the support agreement.

We license certain software to customers under software licensing agreements that allow those customers to embed this software into specific products they offer. As consideration, licensees pay us a fee based on the amount of sales of their products that incorporate our software. On a periodic and timely basis, the licensees provide us with reports listing their sales to end-users for which they owe us license fees. As the reports substantiate delivery has occurred, we recognize revenue based on the information in these reports or when amounts can be reasonably estimated.

Service Revenue

Revenue for service is generally recognized upon services being rendered. Service revenue consists of customer field support agreements for our hardware products, installation and professional services and out-of-warranty repairs. For customer field support agreements, revenue equal to the separately stated price of these service contracts for our hardware products is initially deferred and recognized as revenue ratably over the contract period in accordance with FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities and do not require specialized skills and may be performed by our customers or other vendors. Installation and professional services are recognized upon completion. Out-of-warranty repair revenue is recognized upon completion of the repair.

Royalty Revenue

We license certain intellectual property to third party manufacturers under arrangements that are represented by master contracts. The master contracts give the third party manufacturers rights to the intellectual property which include allowing them to either manufacture or include the intellectual property in products for resale. As consideration, the licensees pay us a per-unit royalty for sales of their products that incorporate our intellectual property. On a periodic and timely basis, the licensees provide us with reports listing units sold to end-users subject to the royalties. As the reports substantiate delivery has occurred, we recognize revenue based on the information in these reports. In the absence of these reports, royalty revenue is recognized when amounts can be reasonably estimated.

Multiple Element Arrangements

For other arrangements, when elements such as hardware, software and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for the undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

Service Cost of Revenue

We classify expenses as service cost of revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract, installation, integration and repair services. These estimates are based upon a variety of factors, including the nature of the support activity and the level of infrastructure required to support the activities from which we earn service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted. Service cost of revenue excludes costs associated with basic warranty support on new products.

Restructuring Charges

In recent periods and over the past several years, we have recorded significant restructuring charges related to the realignment and restructuring of our business operations which are accounted for under SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges represent expenses incurred in connection with certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, facilities charges, asset write-offs and other costs of exiting activities or geographies.

The charges for involuntary termination costs and associated expenses often require the use of estimates, primarily related to the number of employees to be paid severance and the amounts to be paid, largely based on years of service and statutory requirements. Assumptions to estimate facility exit costs include the ability to secure sublease income largely based on market conditions, the likelihood and amounts of a negotiated settlement for contractual lease obligations and other exit costs. Other estimates for restructuring charges consist of the realizable value of fixed assets including associated disposal costs and termination fees with third parties for other contractual commitments.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the Black-Scholes option pricing model to estimate the fair value of share-based awards at the date of grant. The Black-Scholes model requires the use of highly subjective assumptions, including expected life, expected volatility and expected risk-free rate of return. Other reasonable assumptions could provide differing results. We calculate a forfeiture rate to estimate the share-based awards that will ultimately vest based on types of awards and historical experience. Additionally, for awards which are performance based, we make estimates as to the probability of the underlying performance being achieved.

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

Following the guidance of FIN No. 48, we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The calculation of our tax liabilities requires judgment related to uncertainties in the application of complex tax regulations. As a result of the implementation of FIN No. 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

FIN No. 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. As a result of adopting FIN No. 48 in the first quarter of fiscal 2008, we reclassified unrecognized tax benefits to other long-term liabilities in the Consolidated Balance Sheets from current income taxes payable, where they had historically been classified. We recognize interest and penalties related to uncertain tax positions in income tax provision (benefit) in the Consolidated Statements of Operations. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. In addition, we have provided a full valuation allowance against certain of our international net deferred tax assets. Due to reorganizations in these jurisdictions, it is unclear whether we will be able to realize a benefit from these deferred tax assets. Also, certain changes in stock ownership could result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. Should we undergo such a change in stock ownership, it would severely limit the usage of these carryover tax attributes against future income, resulting in additional tax charges.

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

Inventories

Our inventory is stated at the lower of cost or market, with cost computed on a first-in, first-out (“FIFO”) basis. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include decline in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Service Parts Inventories

Our service parts inventories are stated at the lower of cost or market in accordance with Accounting Research Bulletin No. 43, Chapter 4. We carry service parts because we generally provide product warranty for 3 to 36 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Service parts inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Defective parts returned from customers that can be repaired are repaired and put back into service parts inventories at their fair value. We record adjustments to reduce the carrying value of inventory to its net realizable value, and we dispose of parts with a net realizable value of zero. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.

Amortizable Intangible and Other Long-lived Assets

In accordance with SFAS No. 144, we review amortizable intangible assets and long-lived assets (“long-lived assets”) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Indicators we consider include adverse changes in the business climate that could affect the value of our long-lived assets, changes in our stock price and resulting market capitalization relative to book value, downward revisions in our revenue outlook, decreases or slower than expected growth in sales of products and relative weakness in customer channels.

SFAS No. 144 requires a long-lived asset or asset group that is held for use to be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The statement notes when an asset or asset group does not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the asset group for that long-lived asset shall include all assets and liabilities of the entity.

We evaluate the company as a single reporting unit for business and operating purposes. We have attempted to identify cash flows at levels lower than the consolidated company; however, this is not possible because many of our revenue streams are generated by technology related to more than a single long-lived asset, and individual long-lived assets support more than one of our three reported revenue categories. In addition, the majority of our costs are, by their nature, shared costs that are not specifically identifiable with a particular long-lived asset or product line but relate to multiple products. As a result, there is a high degree of interdependency among our cash flows for levels below the consolidated company, and we do not have identifiable cash flows for an asset group separate from the consolidated company. Therefore, our impairment test considers the consolidated company as a single asset group.

We evaluate the recoverability of the asset group using an undiscounted cash flow approach in accordance with SFAS No. 144. Estimates of future cash flows used in our analysis incorporate company forecasts and our expectations of future use of our long-lived assets. Company forecasts and expectations of future use of long-lived assets are impacted by market conditions. SFAS No. 144 states the remaining useful life of an asset group shall be based on the remaining useful life of the primary asset of the group, where the primary asset is defined as the asset with the greatest cash flow generating ability. Our primary long-lived asset is an intangible technology asset supporting disk-based products and software license revenue. SFAS No. 144 further states if the primary asset of the asset group does not have the longest remaining life in the group, then a sale of the asset group is assumed at the end of life of the primary asset. Our primary long-lived asset does not have the longest remaining life of long-lived assets in our asset group; therefore, our impairment test assumes the asset group is sold after the end of the primary asset’s useful life, or our first quarter of fiscal 2015.

If the undiscounted cash flows, including residual value, exceed the carrying value of the consolidated company asset group we conclude no impairment of our long-lived assets exists. If the carrying value of the consolidated company asset group exceeds the undiscounted cash flows, including residual value, then we measure the impairment charge for the excess of the carrying value over the fair value of the long-lived assets.

Goodwill

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present in accordance with SFAS No. 142. We also review potential impairment indicators the SEC has noted and evaluate any other relevant facts and circumstances that may indicate that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include changes in our stock price and resulting market capitalization relative to book value, changes in the business climate, negative current events, changed long-term economic outlook, and testing long-lived assets for recoverability. Because we operate as a single reporting unit, we consider the company as a whole when reviewing these factors.

SFAS No. 142 requires a two-step method for determining goodwill impairment. In step one, the fair value of the company is compared to its carrying value. Because we have significant debt, we also compare the carrying value to business enterprise value. If the results indicate our fair value is less than our carrying value then a second step must be performed to quantify the amount of goodwill impairment, if any. In step two, we allocate the fair value of the company to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of our goodwill. The implied fair value of goodwill is compared to its respective carrying value and any excess carrying value is recorded as a non-cash goodwill impairment charge.

Solely for purposes of establishing inputs for the fair value calculations related to a goodwill impairment test, the following types of assumptions and estimates are used by management under the income approach. We derive discounted cash flows, using necessary estimates and assumptions about the future. Other significant assumptions used in this analysis may include: expected future revenue growth rates, operating profit margins, working capital levels, asset lives used to generate future cash flows, a discount rate, a terminal value multiple, income tax rates and utilization of net operating loss tax carryforwards. These assumptions are developed using current market conditions as well as internal projections. The discount rate considers market conditions and other relevant factors as well as the rate of return an outside investor would expect to earn. The hypothetical sale transaction may be assumed to be taxable or nontaxable based on the current tax situation of the company and other relevant market conditions. We perform a sensitivity analysis regarding the reasonableness of the concluded fair value of equity of the reporting unit by reviewing the concluded per share stock price and implied control premium.

Unanticipated changes in revenue growth rates, operating profit margins, working capital levels, asset lives used to generate cash flows, discount rates, cost of capital or income tax rates could result in a material impact on the estimated fair values of our reporting unit. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but they require judgment and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts, if any.

Inherent in our development of cash flow projections for the income approach used in an impairment test are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth, cost of capital and income tax rates. We also make certain assumptions about future economic conditions, applicable interest rates and other market data. Many of the factors used in assessing fair value are outside of our control. Future period results could differ from these estimates and assumptions, which could materially affect the determination of fair value of the company and future amounts of potential impairment.

Accrued Warranty

We generally warrant our hardware and software products against defects for periods ranging from three to 36 months from the date of sale. Our tape automation systems, disk-based backup systems and software may carry service agreements with customers that choose to extend or upgrade the warranty service. We provide repair services from our facility in Colorado Springs, Colorado as well as multiple third party providers inside and outside of the U.S. We use a combination of internal resources and third party service providers to supply field service and support. We continue to consolidate repair sites, which may affect the future costs of repair. If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ, for example due to negotiated agreements with third parties. We use a consistent model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our newer products mature, we are able to improve our estimates with respect to these products. It is reasonably likely that assumptions will be updated for failure rates and, therefore, our accrued warranty estimate could change in the future.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates and foreign currency fluctuations.

Market Interest Rate Risk

Changes in interest rates affect interest expense on our term debt, borrowings under our line of credit and interest income earned on our cash equivalents. Changes in interest rates also affect interest expense if interest rates are not within the floor and cap on our interest rate collar.

Our cash equivalents consisted solely of money market funds at March 31, 2009 and March 31, 2008. All auction rate securities owned by us at the end of fiscal 2007 were liquidated during fiscal 2008 at par value. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximately $0.4 million and $0.5 million decrease in interest income in fiscal 2009 and 2008, respectively.

Our outstanding convertible subordinated notes in the aggregate principal amount of $160.0 million have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these notes.

Interest accrues on our term loan and our revolving credit facility at our option, based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Under the terms of our current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. We had an interest rate collar that fixed the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 31, 2008. We have another interest rate collar that fixed the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 2009.

The following table shows the total impact to interest expense from a hypothetical 100 basis point increase and decrease in interest rates (in thousands):

	Hypothetical 100 basis point increase in interest rates		Hypothetical 100 basis point decrease in interest rates
	2009	2008	2009	2008
Interest expense increase (decrease) on term debt	$2,196	$3,809	$(2,196)	$(3,809)
Interest expense increase (decrease) on line of credit	44	—	(44)	—
Interest expense increase (decrease) from collars	(893)	(625)	950	399

Net interest expense increase (decrease)	$1,347	$3,184	$(1,290)	$(3,410)

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation of the U.S. dollar would have resulted in an approximately $1.2 million decrease in loss before income taxes in fiscal 2009. Such a change would have resulted from applying a different exchange rate to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Quantum Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Quantum Corporation and its subsidiaries at March 31, 2009 and the results of its operations and its cash flows for the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended March 31, 2009 listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

June 30, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quantum Corporation

We have audited the accompanying consolidated balance sheet of Quantum Corporation as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Corporation at March 31, 2008 and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 17 to the consolidated financial statements, effective April 1, 2007, Quantum Corporation adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/    ERNST & YOUNG LLP

Palo Alto, California

June 11, 2008

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	For the year ended March 31,
	2009	2008	2007
Product revenue	$556,484	$714,837	$780,323
Service revenue	164,664	160,920	121,933
Royalty revenue	87,824	99,945	113,918

Total revenue	808,972	975,702	1,016,174
Product cost of revenue	379,595	531,937	630,307
Service cost of revenue	125,063	124,424	91,582
Restructuring charges related to cost of revenue	—	237	900

Total cost of revenue	504,658	656,598	722,789

Gross margin	304,314	319,104	293,385
Operating expenses:
Research and development	70,537	89,563	107,546
Sales and marketing	141,250	149,367	123,134
General and administrative	76,645	78,789	63,251
Restructuring charges	6,807	9,482	11,908
Goodwill impairment	339,000	—	—
In-process research and development	—	—	14,700

	634,239	327,201	320,539

Loss from operations	(329,925)	(8,097)	(27,154)
Interest income and other, net	41	6,008	8,746
Interest expense	(29,261)	(58,627)	(40,748)

Loss before income taxes	(359,145)	(60,716)	(59,156)
Income tax provision (benefit)	(881)	(482)	4,938

Net loss	$(358,264)	$(60,234)	$(64,094)

Basic and diluted net loss per share	$(1.71)	$(0.30)	$(0.33)
Basic and diluted weighted-average common and common equivalent shares	209,041	202,432	192,236

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2009	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$87,305	$93,643
Accounts receivable, net of allowance for doubtful accounts of $1,999 and $5,746, respectively	107,851	182,998
Inventories	61,237	75,995
Service parts inventories	63,029	77,211
Deferred income taxes	9,935	12,060
Other current assets	24,745	30,601

Total current assets	354,102	472,508
Long-term assets:
Property and equipment, less accumulated depreciation	28,553	39,271
Purchased technology, less accumulated amortization	49,148	74,667
Other intangible assets, less accumulated amortization	60,088	75,223
Goodwill	46,770	390,776
Other long-term assets	10,708	13,280

Total long-term assets	195,267	593,217

	$549,369	$1,065,725

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$45,182	$97,965
Accrued warranty	11,152	19,862
Deferred revenue, current	84,079	73,525
Current portion of long-term debt	4,000	4,000
Accrued restructuring charges	4,681	3,834
Accrued compensation	27,334	32,397
Income taxes payable	4,752	3,515
Other accrued liabilities	34,550	47,085

Total current liabilities	215,730	282,183
Long-term liabilities:
Deferred revenue, long-term	32,082	31,152
Deferred income taxes	11,190	13,640
Long-term debt	244,000	336,000
Convertible subordinated debt	160,000	160,000
Other long-term liabilities	6,326	14,746

Total long-term liabilities	453,598	555,538
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2009 and March 31, 2008	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 210,231 and 206,927 shares issued and outstanding as of March 31, 2009 and 2008, respectively	2,102	2,069
Capital in excess of par value	349,850	337,332
Accumulated deficit	(477,763)	(119,499)
Accumulated other comprehensive income	5,852	8,102

Stockholders’ equity (deficit)	(119,959)	228,004

	$549,369	$1,065,725

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(358,264)	$(60,234)	$(64,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,452	25,184	29,416
Amortization	42,291	58,607	44,995
Service parts lower of cost or market adjustment	20,691	16,106	10,789
Goodwill impairment	339,000	—	—
In-process research and development	—	—	14,700
Realized gain on sale of investment	—	(2,122)	—
Gain on Ireland facility closure	—	—	(476)
Deferred income taxes	(325)	(260)	1,006
Share-based compensation	10,592	13,998	8,972
Fixed assets written off in restructuring	—	568	1,229
Common stock received for license fee	—	—	(3,319)
Changes in assets and liabilities, net of effects of acquisition and sale of subsidiary:
Accounts receivable	75,147	(32,908)	47,620
Inventories	6,591	(4,153)	26,430
Service parts inventories	1,658	1,322	(19,767)
Accounts payable	(52,783)	13,978	(4,914)
Accrued warranty	(8,710)	(10,807)	(8,698)
Accrued compensation	(5,063)	432	(6,742)
Deferred revenue	11,484	19,426	8,425
Accrued restructuring charges	847	(8,953)	(13,515)
Income taxes payable	1,237	(234)	1,305
Other assets and liabilities	(11,757)	(4,209)	(9,600)

Net cash provided by operating activities	88,088	25,741	63,762
Cash flows from investing activities:
Purchases of marketable securities	—	(65,000)	(714,758)
Proceeds from sale of marketable securities	—	100,000	781,834
Purchases of property and equipment	(5,423)	(21,110)	(17,195)
Proceeds from sale of facility	—	—	6,000
Return of principal from other investments	1,038	—	—
Proceeds from sale of investment	—	5,441	—
Net proceeds from sale of subsidiary, net of cash sold	—	2,176	—
Payments made in connection with business acquisitions, net of cash acquired	—	—	(545,385)

Net cash provided by (used in) investing activities	(4,385)	21,507	(489,504)
Cash flows from financing activities:
Borrowings of long-term debt, net	—	441,953	486,683
Principal payments on debt	(92,000)	(472,500)	(134,000)
Proceeds from issuance of common stock, net	1,959	17,016	10,295

Net cash provided by (used in) financing activities	(90,041)	(13,531)	362,978

Net increase (decrease) in cash and cash equivalents	(6,338)	33,717	(62,764)
Cash and cash equivalents at beginning of period	93,643	59,926	122,690

Cash and cash equivalents at end of period	$87,305	$93,643	$59,926

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$26,606	$46,323	$34,962

Income taxes, net of refunds	$(926)	$(4,273)	$2,515

Fair value of stock and options issued in connection with business acquisitions	$—	$—	$14,541

Value of common stock tendered in satisfaction of employees’ income taxes on vesting of employee restricted stock	$779	$1,343	$213

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
Balances as of March 31, 2006	188,841	$1,889	$272,690	$3,622	$2,870	$281,071
Comprehensive loss:
Net loss	—	—	—	(64,094)	—	(64,094)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	3,656	3,656
Comprehensive loss						(60,438)
Shares issued under employee stock purchase plan	2,451	24	4,110	—	—	4,134
Shares issued under employee stock incentive plans, net	4,650	46	6,921	—	—	6,967
Shares issued in connection with business acquisitions	1,875	19	4,051	—	—	4,070
Stock options assumed in connection with business acquisition	—	—	10,471	—	—	10,471
Share registration costs	—	—	(806)	—	—	(806)
Share-based compensation expense	—	—	8,972	—	—	8,972

Balances as of March 31, 2007	197,817	1,978	306,409	(60,472)	6,526	254,441
Comprehensive loss:
Net loss	—	—	—	(60,234)	—	(60,234)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	1,576	1,576
Comprehensive loss						(58,658)
Impact of adoption of FIN No. 48	—	—	—	1,207	—	1,207
Shares issued under employee stock purchase plan	2,615	26	5,409	—	—	5,435
Shares issued under employee stock incentive plans, net	6,495	65	11,516	—	—	11,581
Share-based compensation expense	—	—	13,998	—	—	13,998

Balances as of March 31, 2008	206,927	2,069	337,332	(119,499)	8,102	228,004
Comprehensive loss:
Net loss	—	—	—	(358,264)	—	(358,264)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(2,850)	(2,850)
Net unrealized gain on revaluation of long-term intercompany balance, net of tax of $0.2 million	—	—	—	—	600	600
Comprehensive loss						(360,514)
Shares issued under employee stock purchase plan	1,938	19	2,633	—	—	2,652
Shares issued under employee stock incentive plans, net	1,366	14	(707)	—	—	(693)
Share-based compensation expense	—	—	10,592	—	—	10,592

Balances as of March 31, 2009	210,231	$2,102	$349,850	$(477,763)	$5,852	$(119,959)

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

Note 2: Convertible Debt Refinancing

Tender Offer for Convertible Subordinated Notes

Under the terms of our senior secured credit agreement (“current credit agreement”), in order to avoid an acceleration of the maturity date of amounts borrowed under our current credit agreement, we are required to refinance at least $135.0 million of our outstanding 4.375% convertible subordinated notes (the “notes”) by February 1, 2010. We commenced a tender offer on March 27, 2009 to refinance a majority of the notes. The tender offer closed June 3, 2009 with $87.2 million of aggregate principal amount of the notes tendered for a purchase price of $74.1 million, with $72.8 million outstanding following the tender offer.

Private Transaction to Purchase Additional Convertible Subordinated Notes

On June 26, 2009, we entered into a private transaction with a noteholder to purchase $50.7 million of aggregate principal amount of notes for $48.2 million, which will increase the total notes refinanced to $137.9 million of aggregate principal amount. Once this transaction is complete, we will no longer be at risk of acceleration of the maturity date of amounts borrowed under our current credit agreement related to the convertible debt refinancing requirement and there will be $22.1 million aggregate principal amount of notes outstanding.

EMC Commitment and Loan Agreements

We received a commitment letter from EMC International Company, a subsidiary of EMC Corporation, on March 27, 2009, which was amended from time to time through June 1, 2009, for a term loan of up to $100.0 million to refinance a portion of the notes. On June 3, 2009, we entered into a term loan agreement with EMC International Company (“first EMC loan agreement”), and on June 5, 2009, we borrowed $75.4 million, of which $74.1 million was used to purchase the notes tendered and $1.3 million was used for payment of accrued and unpaid interest on the notes tendered.

The first EMC loan agreement requires quarterly interest payments and bears a 12.0% fixed interest rate. The loan is junior to borrowings under our current credit agreement and senior to all other indebtedness. There are no financial covenants and it is not secured by any collateral. Borrowings under the first EMC loan agreement mature on September 30, 2014 and prepayments are allowed to the extent not prohibited under our current credit agreement. In the event we replace, repay or refinance our current credit agreement, borrowings under the first EMC loan agreement mature the later of August 1, 2010 or one day after such replacement, repayment or refinancing.

On June 29, 2009, we entered into a second, separate term loan agreement with EMC International Company (“second EMC loan agreement”) for up to $49.6 million to fund the purchase of additional notes in the private transaction described above. Borrowings under the second EMC loan agreement have terms substantially similar to borrowings under the first EMC loan agreement, including quarterly interest payments at a 12.0% fixed interest rate. The second EMC loan agreement provides for two tranches of borrowings, with the first tranche having a scheduled maturity date of September 30, 2014 and the second tranche having a scheduled maturity date of December 31, 2011. The first tranche allows borrowings of up to $24.6 million and the second tranche allows borrowings of up to $25.0 million. Borrowings under the two tranches must be made concurrent with each other. We anticipate drawing on this second EMC loan agreement in July 2009, utilizing funding from both tranches, to finance the private transaction noted above.

Note 3: Accounting Change and Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior period transfers of inventories to service parts inventories have been reclassified to conform to current period presentation in the Consolidated Statements of Cash Flows.

On August 22, 2006, we completed our acquisition of Advanced Digital Information Corporation (“ADIC”). ADIC’s results of operations and cash flows are included in our Consolidated Statements of Operations and Cash Flows from this date forward.

Use of Estimates

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. We base estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Accounting Change

In the fourth quarter of fiscal 2009, we changed our method of accounting for service parts for maintenance. The previous accounting method was to classify service parts as long-lived assets and to amortize the parts over their estimated useful life of eight years. Our new method of accounting is to classify service parts as inventory and to account for the parts at lower of cost or market.

We treated the change in method of accounting for service parts as a change in accounting principle in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires that such accounting changes be made on a retrospective basis by adjusting the Consolidated Financial Statements to apply the inventory method retrospectively to all prior periods presented.

As a result of applying the accounting change retrospectively, net service parts of $77.2 million as of March 31, 2008 is now included as a separate caption called service parts inventories in current assets in the accompanying Consolidated Balance Sheets. Prior to the accounting change, this amount was reported as service parts for maintenance under long-term assets. In addition, expenses related to service parts of $16.1 million and $10.8 million for the years ended March 31, 2008 and 2007, respectively, have been reclassified in the Consolidated Statements of Cash Flows from amortization to a separate caption within the cash flows from operating activities section called service parts lower of cost or market adjustment. The impact of the accounting change on previously reported loss before income taxes, net loss and net loss per share of each prior period was not material. Accordingly, the cumulative effect of the change in accounting principle of $2.2 million was recorded as an increase in service cost of revenue in the Consolidated Statements of Operations for the year ended March 31, 2009. This cumulative effect adjustment resulted in a $2.2 million increase in loss before income taxes and net loss and a $0.01 increase in net loss per share for fiscal 2009.

Revenue Recognition

Our revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition; Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables; Statements of Position No. 97-2 and No. 98-9, Software Revenue Recognition and Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP No. 97-2” and “SOP No. 98-9”); EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products; and other applicable revenue recognition guidance and interpretations. Revenue consists of sales of hardware, software and services, as well as royalties we earn for the license of certain intellectual property. Revenue is recognized from the sale of products and services when it is realized or realizable and earned. Revenue is considered realized and earned when: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and when collectability is reasonably assured. Royalty revenue is recognized when earned or amounts can be reasonably estimated.

Product Revenue — Hardware

Revenue for hardware products sold to distributors, VARs, OEMs and end-users is generally recognized upon shipment. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end-user acceptance, which typically occurs after delivery and installation are completed.

In the period revenue is recognized, allowances are provided for estimated future price adjustments, such as volume rebates, price protection and future product returns. These allowances are based on programs in existence at the time revenue is recognized, plans regarding future price adjustments, the customers’ master agreements and historical product return rates. Since we have historically been able to reliably estimate the amount of allowances required, we recognize revenue, net of projected allowances, upon shipment to our customers. If we were unable to reliably estimate the amount of revenue adjustments in any specific reporting period, then we would be required to defer recognition of the revenue until the rights had lapsed and we were no longer under any obligation to reduce the price or accept the return of the product.

EITF No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, affirms that the revenue recognition guidance in SOP No. 97-2 also applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. We do not currently have any non-software deliverables for which software is more than incidental and essential to the functionality.

Product Revenue — Software

Software revenue is generally recognized upon shipment or electronic delivery and when vendor-specific objective evidence (“VSOE”) of fair value for the undelivered elements exists. For arrangements with multiple elements, the residual method, as allowed by SOP No. 98-9, is used to determine the amount of product revenue to be recognized. Under the residual method, the VSOE of fair value for the undelivered elements is deferred and the remaining portion of the arrangement is recognized as product revenue, assuming all other revenue recognition criteria of SOP No. 97-2 and SOP No. 98-9 have been met. Revenue from post-contract customer support agreements, which entitle customers to both telephone support and any unspecified upgrades and enhancements during the term of the agreement, is recognized ratably over the term of the support agreement.

We license certain software to customers under software licensing agreements that allow those customers to embed this software into specific products they offer. As consideration, licensees pay us a fee based on the amount of sales of their products that incorporate our software. On a periodic and timely basis, the licensees provide us with reports listing their sales to end-users for which they owe us license fees. As the reports substantiate delivery has occurred, we recognize revenue based on the information in these reports or when amounts can be reasonably estimated.

Service Revenue

Revenue for service is generally recognized upon services being rendered. Service revenue consists of customer field support agreements for our hardware products, installation and professional services and out-of-warranty repairs. For customer field support agreements, revenue equal to the separately stated price of these service contracts for our hardware products is initially deferred and recognized as revenue ratably over the contract period in accordance with FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities and do not require specialized skills and may be performed by our customers or other vendors. Installation and professional services are recognized upon completion. Out-of-warranty repair revenue is recognized upon completion of the repair.

Royalty Revenue

We license certain intellectual property to third party manufacturers under arrangements that are represented by master contracts. The master contracts give the third party manufacturers rights to the intellectual property which include allowing them to either manufacture or include the intellectual property in products for resale. As consideration, the licensees pay us a per-unit royalty for sales of their products that incorporate our intellectual property. On a periodic and timely basis, the licensees provide us with reports listing units sold to end-users subject to the royalties. As the reports substantiate delivery has occurred, we recognize revenue based on the information in these reports or when amounts can be reasonably estimated.

Multiple Element Arrangements

For other arrangements, when elements such as hardware, software and services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to the separate elements based on relative fair value, provided we have fair value for all elements of the arrangement. If in an arrangement we have fair value for the undelivered elements but not the delivered element, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

Service Cost of Revenue

We classify expenses as service cost of revenue by estimating the portion of our total cost of revenue that relates to providing field support to our customers under contract, installation, integration and repair services. These estimates are based upon a variety of factors, including the nature of the support activity and the level of infrastructure required to support the activities from which we earn service revenue. In the event our service business changes, our estimates of cost of service revenue may be impacted. Service cost of revenue excludes costs associated with basic warranty support on new products.

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $36.3 million, $42.6 million and $34.8 million in fiscal 2009, 2008 and 2007, respectively.

Research and Development Costs

Expenditures relating to the development of new products and processes are expensed as incurred. These costs include expenditures for employee compensation, materials used in the development effort, other internal costs, as well as expenditures for third party professional services. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material. We have expensed all software-related research and development costs when incurred.

Advertising Expense

We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2009, 2008 and 2007 was $3.2 million, $4.1 million and $9.3 million, respectively.

Restructuring Charges

In recent periods and over the past several years, we have recorded significant restructuring charges related to the realignment and restructuring of our business operations which are accounted for under SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). These charges represent expenses incurred in connection with certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, facilities charges, asset write-offs and other costs of exiting activities or geographies.

The charges for involuntary termination costs and associated expenses often require the use of estimates, primarily related to the number of employees to be paid severance and the amounts to be paid, largely based on years of service and statutory requirements. Assumptions to estimate facility exit costs include the ability to secure sublease income largely based on market conditions, the likelihood and amounts of a negotiated settlement for contractual lease obligations and other exit costs. Other estimates for restructuring charges consist of the realizable value of fixed assets including associated disposal costs and termination fees with third parties for other contractual commitments.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the Black-Scholes option pricing model to estimate the fair value of share-based awards at the date of grant. The Black-Scholes model requires the use of highly subjective assumptions, including expected life, expected volatility and expected risk-free rate of return. Other reasonable assumptions could provide differing results. We calculate a forfeiture rate to estimate the share-based awards that will ultimately vest based on types of awards and historical experience. Additionally, for awards which are performance based, we make estimates as to the probability of the underlying performance being achieved.

Foreign Currency Translation and Transactions

Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our material foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income within stockholders’ equity. Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in interest income and other, net in the Consolidated Statements of Operations. Foreign exchange gains and losses from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature are reported in accumulated other comprehensive income in our Consolidated Balance Sheets. Foreign currency gains and losses recorded in interest income and other, net were a $2.1 million loss in fiscal 2009, a $1.8 million gain in fiscal 2008 and a $0.4 million loss in fiscal 2007.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, (“FIN No. 48”). SFAS No. 109 requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

Following the guidance of FIN No. 48, we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The calculation of our tax liabilities requires judgment related to uncertainties in the application of complex tax regulations. As a result of the implementation of FIN No. 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional tax charge to the provision.

FIN No. 48 also addresses when a company should record interest and penalties related to tax positions and how the interest and penalties may be classified within the income statement and presented in the balance sheet. As a result of adopting FIN No. 48 in the first quarter of fiscal 2008, we reclassified unrecognized tax benefits to other long-term liabilities in the Consolidated Balance Sheets from current income taxes payable, where they had historically been classified. We recognize interest and penalties related to uncertain tax positions in income tax provision (benefit) in the Consolidated Statements of Operations. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

Cash Equivalents, Marketable Securities and Other Investments

We consider all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates their cost.

Investments in marketable debt securities with maturities of greater than three months at the time of purchase are classified as marketable securities. These investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Historically, all of our investments have been classified as available-for-sale and have been carried at fair market value. Realized gains and losses and declines in value judged to be other-than-temporary are recorded in interest income and other, net. The cost of securities sold is based on the specific identification method.

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

Investments in other privately held companies are accounted for under the cost method unless we hold a significant stake. We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. These evaluations require significant judgment and are based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts based on historical experience and expected collectability of outstanding accounts receivable. We record bad debt expense in general and administrative expenses.

Inventories

Our inventory is stated at the lower of cost or market, with cost computed on a first-in, first-out (“FIFO”) basis. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include declines in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Service Parts Inventories

Our service parts inventories are stated at the lower of cost or market in accordance with Accounting Research Bulletin No. 43, Chapter 4. We carry service parts because we generally provide product warranty for 3 to 36 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Service parts inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Defective parts returned from customers that can be repaired are repaired and put back into service parts inventories at their fair value. We record adjustments to reduce the carrying value of inventory to its net realizable value, and we dispose of parts with a net realizable value of zero. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.

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

Amortizable Intangible and Other Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we review amortizable intangible assets and long-lived assets (“long-lived assets”) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Indicators we consider include adverse changes in the business climate that could affect the value of our long-lived assets, changes in our stock price and resulting market capitalization relative to book value, downward revisions in our revenue outlook, decreases or slower than expected growth in sales of products and relative weakness in customer channels.

SFAS No. 144 requires a long-lived asset or assets group that is held for use to be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The statement notes when an asset or asset group does not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the asset group for that long-lived asset shall include all assets and liabilities of the entity.

We evaluate the company as a single reporting unit for business and operating purposes. We have attempted to identify cash flows at levels lower than the consolidated company; however, this is not possible because many of our revenue streams are generated by technology related to more than a single long-lived asset, and individual long-lived assets support more than one of our three reported revenue categories. In addition, the majority of our costs are, by their nature, shared costs that are not specifically identifiable with a particular long-lived asset or product line but relate to multiple products. As a result, there is a high degree of interdependency among our cash flows for levels below the consolidated company, and we do not have identifiable cash flows for an asset group separate from the consolidated company. Therefore, our impairment test considers the consolidated company as a single asset group.

We evaluate the recoverability of the asset group using an undiscounted cash flow approach in accordance with SFAS No. 144. Estimates of future cash flows used in our analysis incorporate company forecasts and our expectations of future use of our long-lived assets. Company forecasts and expectations of future use of long-lived assets are impacted by market conditions. SFAS No. 144 states the remaining useful life of an asset group shall be based on the remaining useful life of the primary asset of the group, where the primary asset is defined as the asset with the greatest cash flow generating ability. Our primary long-lived asset is an intangible technology asset supporting disk-based products and software license revenue. SFAS No. 144 further states if the primary asset of the asset group does not have the longest remaining life in the group, then a sale of the asset group is assumed at the end of life of the primary asset. Our primary long-lived asset does not have the longest remaining life of long-lived assets in our asset group; therefore, our impairment test assumes the asset group is sold after the end of the primary asset’s useful life, or our first quarter of fiscal 2015.

If the undiscounted cash flows, including residual value, exceed the carrying value of the consolidated company asset group we conclude no impairment of our long-lived assets exists. If the carrying value of the consolidated company asset group exceeds the undiscounted cash flows, including residual value, then we measure the impairment charge for the excess of the carrying value over the fair value of the long-lived assets. We continue to monitor relevant market and economic conditions, and will perform the appropriate impairment reviews in the future as necessary.

Goodwill

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). We also review potential impairment indicators the Securities and Exchange Commission (“SEC”) has noted and evaluate any other relevant facts and circumstances that may indicate that the fair value of goodwill is less than its carrying amount. Some of the impairment indicators we consider include changes in our stock price and resulting market capitalization relative to book value, changes in the business climate, negative current events, changed long-term economic outlook, and testing long-lived assets for recoverability. Because we operate as a single reporting unit, we consider the company as a whole when reviewing these factors.

SFAS No. 142 requires a two-step method for determining goodwill impairment. In step one, the fair value of the company is compared to its carrying value. Because we have significant debt, we also compare the carrying value to business enterprise value. If the results indicate our fair value is less than our carrying value then a second step must be performed to quantify the amount of goodwill impairment, if any. In step two, we allocate the fair value of the company to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of our goodwill. The implied fair value of goodwill is compared to its respective carrying value and any excess carrying value is recorded as a non-cash goodwill impairment charge.

During the third quarter of fiscal 2009, we noted the presence of several indicators of impairment and performed an interim test to determine if our goodwill was impaired and recorded an estimated impairment charge of $339.0 million. Due to the complexity of goodwill impairment testing, our impairment analysis was completed in the fourth quarter of fiscal 2009 and we determined no additional impairment charges were required.

Solely for purposes of establishing inputs for the fair value calculations related to a goodwill impairment test, the following assumptions and estimates are used by management under the income approach. We derive discounted cash flows, using necessary estimates and assumptions about the future. Other significant assumptions used in this analysis may include: expected future revenue growth rates, operating profit margins, working capital levels, asset lives used to generate future cash flows, a discount rate, a terminal value multiple, income tax rates and utilization of net operating loss tax carryforwards. These assumptions are developed using current market conditions as well as internal projections. The discount rate considers market conditions and other relevant factors as well as the rate of return an outside investor would expect to earn. The hypothetical sale transaction may be assumed to be taxable or nontaxable based on the current tax situation of the company and other relevant market conditions. We perform a sensitivity analysis regarding the reasonableness of the concluded fair value of equity of the reporting unit by reviewing the concluded per share stock price and implied control premium.

Unanticipated changes in revenue growth rates, operating profit margins, working capital levels, asset lives used to generate cash flows, discount rates, cost of capital or income tax rates could result in a material impact on the estimated fair values of our reporting unit. We believe that the assumptions and rates used in our annual impairment test under SFAS No. 142 are reasonable, but they require judgment and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts, if any.

Inherent in our development of cash flow projections for the income approach used in an impairment test are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth, cost of capital and income tax rates. We also make certain assumptions about future economic conditions, applicable interest rates and other market data. Many of the factors used in assessing fair value are outside of our control. Future period results could differ from these estimates and assumptions, which could materially affect the determination of fair value of the company and future amounts of potential impairment.

Accrued Warranty

We generally warrant our hardware and software products against defects for periods ranging from three to 36 months from the date of sale. Our tape automation systems, disk-based backup systems and software may carry service agreements with customers that choose to extend or upgrade the warranty service. We provide repair services from our facility in Colorado Springs, Colorado as well as multiple third party providers inside and outside of the U.S. We use a combination of internal resources and third party service providers to supply field service and support. We continue to consolidate repair sites, which may affect the future costs of repair. If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

We estimate future failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ, for example due to negotiated agreements with third parties. We use a consistent model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical rates of return are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rate. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our newer products mature, we are able to improve our estimates with respect to these products. It is reasonably likely that assumptions will be updated for failure rates and, therefore, our accrued warranty estimate could change in the future.

Derivative Financial Instruments

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”), all derivatives, whether designated in hedging relationships or not, are recognized on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Derivatives not designated or qualifying as a hedging instrument are adjusted to fair value through earnings. We may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures. We have entered into derivative instruments to meet the requirements of our current credit agreement.

We adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 on January 1, 2009. See Note 11 “Derivatives” for these disclosures and additional information.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of March 31, 2009 and 2008 was (in thousands):

	As of March 31, 2009
	2009	2008
Net unrealized gains on revaluation of long-term intercompany balances, net of tax	$600	$—
Foreign currency translation adjustment	5,252	8,102

Accumulated comprehensive other income	$5,852	$8,102

Common Stock Repurchases

During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2009 and 2008, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. Our ability to repurchase our common stock is restricted under our credit facility covenants.

Fair Value of Financial Instruments

We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on April 1, 2008 for financial assets and liabilities. We elected to defer adoption of SFAS No. 157 for our non-financial assets and liabilities until April 1, 2009 as permitted by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157.

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

Level 1:	Quoted (observable) market prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than Level 1 that are observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

Following is a summary table of fair value and the related carrying amounts of financial instruments (in thousands):

	As of March 31, 2009		As of March 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money market funds	$75,350	$75,350	$59,985	$59,985
Deferred compensation investments	910	910	2,013	2,013
Liabilities
Deferred compensation liabilities	910	910	2,013	2,013
Derivatives	1,175	1,175	2,188	2,188

The above fair values are based on quoted market prices at the respective balance sheet dates. In addition, the fair value of our convertible subordinated debt, based on quoted market prices, was $108.1 million and $136.4 million at March 31, 2009 and 2008, respectively. The fair value of our term loan, based on broker quotes, was $155.0 million and $340.0 million at March 31, 2009 and 2008, respectively.

Following are the values of our financial instruments measured at fair value as of March 31, 2009 by input level as defined by SFAS No. 157:

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$—	$75,350	$—	$75,350
Deferred compensation investments	—	910	—	910
Liabilities
Deferred compensation liabilities	—	910	—	910
Derivatives	—	1,175	—	1,175

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

A limited number of tape automation systems and storage products comprise a significant majority of our sales, and due to increasingly rapid technological change in the industry, our future operating results depend on our ability to develop and successfully introduce new products. For additional information regarding risks and uncertainties, refer to the “Risk Factors” in Item 1A.

Concentration of Credit Risk

We currently invest our excess cash in deposits with major banks and in money market funds. In the past, we have also held investments in short-term debt securities of companies with strong credit ratings from a variety of industries, and we may make investments in these securities in the future. We have not experienced any material losses on these investments and limit the amount of credit exposure to any one issuer and to any one type of investment.

We sell products to customers in a wide variety of industries on a worldwide basis. In countries or industries where we are exposed to material credit risk, we may require collateral, including cash deposits and letters of credit prior to the completion of a transaction. We do not believe we have significant credit risk beyond that provided for in the financial statements in the ordinary course of business.

Sales to our top five customers represented 42% of revenue in fiscal 2009, 2008 and 2007. Sales to our largest customer, Dell, were 14% of revenue in fiscal 2009 compared to 16% and 20% of revenue in fiscal 2008 and 2007, respectively. These sales concentrations do not include revenues from sales of media that were sold directly to these customers by our licensees, for which we earn royalty revenue, or revenues from sales of products sold directly to these customers by our other customers.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations — a Replacement of FASB Statement No. 141 (“SFAS No. 141R”). The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. The statement changes the treatment of taxes from prior business combinations such that subsequent changes in tax-related contingencies on prior business combinations are recognized in earnings after adoption of SFAS No. 141R. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be re-measured to fair value each subsequent reporting period. We will adopt SFAS No. 141R at the beginning of our 2010 fiscal year, or April 1, 2009. We do not expect this statement will have a significant impact on our consolidated financial position or results of operations upon adoption.

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

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. FAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for our first quarter of fiscal 2010. We do not expect the adoption of FSP 107-1/APB 28-1 to have an impact on our consolidated financial position or results of operations.

Note 4: Acquisition

Acquisitions are recorded using the purchase method of accounting and the results of operations are included in our consolidated results as of the date of each acquisition. We allocate the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The excess fair values over the purchase price is allocated as a pro-rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except (a) financial assets other than investments accounted for by the equity method, (b) assets to be disposed of by sale, (c) deferred tax assets, (d) prepaid assets relating to pension or other postretirement benefit plans and (e) any other current assets.

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

The total purchase price for ADIC was comprised of (in thousands, except share and per-share data):

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

As of August 22, 2006, ADIC had approximately 2.5 million stock options outstanding. Based on the exchange ratio of 5.9756 calculated in accordance with the formula in the Merger Agreement, we assumed the outstanding options of ADIC, which are exercisable for an aggregate of 14.7 million shares of Quantum common stock. The fair value of options assumed was calculated using the Black-Scholes valuation model with the following assumptions for vested and unvested options assumed, respectively: expected life of 1.4 to 2.7 years, risk-free interest rate of 5.22% and 5.07%, expected volatility of 36.8% to 45.8% and no dividend yield. The portion of the estimated fair value of unvested ADIC options related to future service is being recognized over the remaining vesting period.

The total purchase price was allocated to ADIC’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill (in thousands):

Current assets	$408,339
Property and equipment	29,758
Long-term assets	2,349
Intangible assets	190,278
Goodwill	338,592
Current liabilities *	(156,183)
Long-term liabilities	(34,889)
In-process research and development	14,700

Total purchase price	$792,944

*  Current liabilities included approximately $13.6 million of a restructuring liability related to the acquisition. The restructuring liability was primarily related to the severance benefits for pre-merger ADIC employees at the time of the acquisition.

Goodwill recorded in the ADIC purchase price allocation increased a net $0.4 million from our original preliminary purchase price allocation. Goodwill increased due to a decrease of $6.7 million in the estimated fair value of certain IT assets, $2.1 million due to a changed estimate of deferred tax liabilities associated with Australian taxes and $0.6 million related to a net change in the estimate of amounts to be paid to certain vendors and service providers. This was mostly offset by a $3.0 million decrease in tax liabilities due to settlement of a French tax contingency, a $2.2 million net decrease in the estimate of severance benefits paid to certain pre-merger ADIC employees, $2.0 million from increased tax receivables upon settlement of U.S. tax audits for pre-merger ADIC tax years, $1.0 million due to settlement of a German tax contingency and $0.8 million of other items.

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

$8,316

Note 6: Cash, Cash Equivalents and Other Investments

Cash and Cash Equivalents

The following is a summary of our cash and cash equivalents (in thousands):

	As of March 31,
	2009	2008
Cash	$10,995	$24,428
Certificates of deposit	960	9,230
Money market funds	75,350	59,985

	$87,305	$93,643

A substantial portion of cash was invested in overnight interest-bearing accounts as of March 31, 2009.

Other Investments

Other investments consist of private technology venture limited partnerships and privately held technology companies that are recorded in other long-term assets on the Consolidated Balance Sheets. At March 31, 2009 and March 31, 2008, we held $1.6 million and $2.1 million, respectively, of investments in private technology venture limited partnerships that are accounted for under the equity method. We recorded a $0.4 million net gain for fiscal 2009 and 2008 and a $0.2 million net gain for fiscal 2007 related to our investments in these limited partnerships. These gains were primarily based on the general partners’ estimates of the fair value of non-marketable securities held by the partnerships and realized gains and losses from the partnerships’ disposal of securities.

At March 31, 2009 and 2008, we did not hold any investments in privately held technology companies. During fiscal 2008, we recognized a net gain of $2.1 million from the sale of shares in a privately held technology company that completed an initial public offering during June 2007. Additionally, during fiscal 2008, we recognized a net $0.3 million loss due to an other-than-temporary impairment of an investment in a privately held technology company that had been accounted for under the cost method. In fiscal 2007, we realized $0.4 million in net gains related to other investments. In fiscal 2009, we realized $0.6 million in net losses from deferred compensation investments compared to immaterial gains and losses in fiscal 2008 and 2007.

Gains and losses realized from these investments are included in interest and other income, net on the Consolidated Statements of Operations. During fiscal 2009, 2008 and 2007, gross realized gains and losses from other investments were as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
2009	$1,099	(1,319)	$(220)
2008	2,990	(706)	$2,284
2007	617	—	$617

Note 7: Inventories, Service Parts Inventories and Property and Equipment

Inventories consisted of (in thousands):

	As of March 31,
	2009	2008
Materials and purchased parts	$28,100	$28,499
Work in process	3,669	3,256
Finished goods	29,468	44,240

	$61,237	$75,995

Service parts inventories consisted of (in thousands):

	As of March 31,
	2009	2008
Component parts	$26,607	$28,803
Finished goods	36,422	48,408

	$63,029	$77,211

Property and equipment consisted of (in thousands):

	As of March 31,
	2009	2008
Machinery and equipment	$149,321	$170,071
Furniture and fixtures	7,948	8,687
Leasehold improvements	22,519	23,103

	$179,788	$201,861
Less: accumulated depreciation	(151,235)	(162,590)

	$28,553	$39,271

Sale of Ireland Facility

In May 2006, we completed the sale of our facility in Dundalk, Ireland, where we performed service operations for several products. We sold the facility for $6.0 million, and the total gain on this asset held for sale was approximately $3.2 million which was recorded during fiscal 2007. This gain was partially offset by a foreign exchange adjustment resulting from the closure of our Ireland operations. We recorded a net gain of $0.5 million in general and administrative expenses in the Consolidated Statements of Operations in fiscal 2007.

Asset Retirement Obligations

We have asset retirement obligations related to certain leased facilities where we have contractual commitments to remove leasehold improvements in certain cases and return the property to a specified condition when the lease terminates. At March 31, 2009 and 2008, the estimated value of these obligations was $1.9 million and $2.5 million, respectively, and is classified in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. At March 31, 2009 and 2008, the net book value of the asset related to our asset retirement obligations approximated $0.7 million. The accretion associated with our asset retirement obligations for the years ended March 31, 2009, 2008 and 2007 was $0.4 million, $1.1 million, and $0.3 million respectively.

Note 8: Goodwill and Intangible Assets

Net goodwill and intangible assets as of March 31, 2009 and 2008 represented approximately 28% and 51% of total assets, respectively. The goodwill and intangible asset balances, net of amortization, as of March 31, 2009 and 2008 were $156.0 million and $540.7 million, respectively.

Goodwill

During fiscal 2009, goodwill decreased $344.0 million, of which $339.0 million was due to a goodwill impairment charge and $5.0 million was due to settlement of acquisition-related tax contingencies.

Goodwill Impairment Analysis

We evaluate goodwill for impairment annually in the fourth quarter of our fiscal year or more frequently when indicators of impairment are present. We consider the indicators of impairment in SFAS No. 142, as well as indicators the SEC has noted and evaluate any other relevant facts and circumstances that may indicate that the fair value of goodwill is less than its carrying amount. Because we operate as a single reporting unit, we consider the company as a whole when reviewing these factors.

During the third quarter of fiscal 2009, we determined that the following significant impairment indicators were present:

•	a significant decline in our stock price, bringing market capitalization below book value;

•	a significant adverse change in the business climate;

•	negative current events and changed long-term economic outlook as a result of the financial market collapse that started at the end of the second quarter of fiscal 2009; and

•	our need to test long-lived assets for recoverability under SFAS No. 144 as described below.

As a result of the presence of these indicators of impairment, during the third quarter of fiscal 2009 we performed an interim test to determine if our goodwill was impaired and recorded an estimated impairment charge of $339.0 million. Due to the complexity of goodwill impairment testing, our impairment analysis was completed in the fourth quarter of fiscal 2009 and we determined no additional impairment charges were required.

SFAS No. 142 requires a two-step method for determining goodwill impairment. In step one, we determined the fair value of the company. We looked at market and income approach to determine fair value. The market approach was not used as there were no applicable market comparables. We used the income approach, derived from a discounted cash flow methodology and other valuation techniques, as well as necessary estimates and assumptions about the future to determine fair value. The fair value of the company was compared to its carrying value using two comparisons. The first comparison was to net equity of the company. Because we have significant debt, we also compared the carrying value to business enterprise value. Under both comparisons, the results indicated our fair value was less than our carrying value, which required us to perform step two. In step two, we allocated the fair value of the company to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of our goodwill.

Inherent in the development of our cash flow projections using the income approach are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth, cost of capital and income tax rates. We also made certain assumptions about future economic conditions, applicable interest rates and other market data. Many of the factors used in assessing fair value are outside of our control. Future period results could differ from these estimates and assumptions, which could materially affect the determination of fair value of the company and future amounts of potential impairment. We used the following significant assumptions to determine fair value under the income approach:

•	expected future revenue growth rates ranging from -3% to 9%;

•	operating profit margins ranging from 7% to 21%;

•	working capital levels;

•	asset lives used to generate future cash flows;

•	a discount rate of 24% which is the rate of return an investor would expect to earn considering the relatively higher risk of newer hardware and software products;

•	a terminal value multiple of 3%;

•	a 38% income tax rate; and

•	utilization of net operating loss carryforwards.

We performed various levels of sensitivity analyses for our significant assumptions. For our cash flow projections, which include expected future growth rates, operating profit margins, working capital levels and asset lives, we evaluated various scenarios and their impact on projected cash flows. In particular, we made assumptions regarding market demand for our products which impacted our assumptions for sales volume, product mix and gross margins. We evaluated revenue projections by product revenue type and considered current and projected economic and industry trends.

When measuring for possible impairment, future cash flows were discounted at a rate that was consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital was an estimate of the total after-tax rate of return required by debt and equity holders of a business enterprise. In developing our discount rate assumption, we first considered a single discount rate for the whole business. Then we determined the relative risk of our newer hardware and software products should be factored into the required rate of return of a potential market participant, which increased the discount rate. As an additional sensitivity step, we evaluated the reasonableness of our implied rate of return on our intangible assets and residual goodwill resulting from our income method projections using both the single discount rate and a higher, blended discount rate that weighed the relative risk of future revenue projections from in-process product development and newer products. Increasing the discount rate from 2% to 6% on existing product intangibles with in-process research and development increased the implied value of goodwill by approximately $13.6 million.

A growth rate, or terminal value multiple, was used to calculate the terminal value of the business. The growth rate was the expected rate at which the income stream was projected to grow beyond the specified term used in projecting cash flows.

We assumed a 38 percent tax rate, adjusted for partial utilization of net operating loss carryforwards based on application of Internal Revenue Code Section 382. For our step two valuation, we measured the income tax impact by considering both a taxable and a nontaxable hypothetical sale transaction. Based on prior actual transactions, we concluded that a nontaxable sale to a potential market participant was more likely to occur. We recognized the associated fair value of deferred tax assets and liabilities assuming a nontaxable sale.

For purposes of this impairment test, we performed sensitivity analysis around the concluded fair value of equity of the reporting unit by comparing the concluded fair value per share of our stock as of the test valuation date to the trailing average price per share for 30 and 60 day periods preceding and following the test valuation dates, and to the closing per share price as of the test valuation date. Doing so enabled us to determine if the per share amount and percentage of implied control premium, if any, was reasonable. We determined that because of the relative high volatility of our stock price, it was more appropriate to review the reasonableness of implied control premium by reviewing closing prices over a period of time instead of a single point of time. This mitigates the fact that daily stock prices may not accurately reflect the long-term valuation of the Company as well as near term stock price movements around the test valuation date. The concluded fair value of equity of the reporting unit was $0.32 per share as of the test valuation date, which represented a 5.1% premium over the average stock price of $0.31 per share for the 30 trading days post-valuation date, a 12.8% premium above the trailing 30 days average price, and a 57% discount over the trailing 60 day average price. As a result of this stock price sensitivity, the concluded fair value of equity of the reporting unit was deemed reasonable.

Intangible Assets

Amortizable Intangible and Other Long-lived Assets Impairment Analysis

In accordance with SFAS No. 144, we review amortizable intangible and long-lived assets (“long-lived assets”) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. During the third quarter of fiscal 2009, we noted a significant adverse change in the business climate that could affect the value of our long-lived assets as a result of the financial market collapse that started in the second quarter of fiscal 2009. Other events and changes in circumstances we considered included: the continued decline in our stock price, bringing our market capitalization below book value; a downward revision in our revenue outlook; decreases or slower than expected growth in sales of automation and certain software products as well as softness in the branded customer channel. As a result of these events and indicators, we performed an interim impairment analysis on our long-lived assets in accordance with SFAS No. 144 in the third quarter of fiscal 2009.

Based on our analysis described below, we concluded no impairment of our long-lived assets existed at the end of our third quarter of fiscal 2009. During the fourth quarter of fiscal 2009, we evaluated impairment indicators and noted the business climate was relatively unchanged as were our business and revenue projections. Additionally, our stock price and market capitalization had increased from the third quarter of fiscal 2009. We concluded no additional impairment analysis was required for the fourth quarter of fiscal 2009 under SFAS No. 144. We will continue to monitor relevant market and economic conditions, and will perform the appropriate impairment reviews in the future as necessary should conditions continue to deteriorate such that we believe the value of our long-lived assets could be impaired.

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

We evaluate the company as a single reporting unit for business and operating purposes. We attempted to identify cash flows at levels lower than the consolidated company. This is not possible because many of our revenue streams are generated by technology related to more than a single long-lived asset, and individual long-lived assets support more than one of our three reported revenue categories. In addition, the majority of our costs are, by their nature, shared costs that are not specifically identifiable with a particular long-lived asset or product line but relate to multiple products. As a result, there is a high degree of interdependency among our cash flows for levels below the consolidated company and we do not have identifiable cash flows for an asset group separate from the consolidated company. Therefore, our impairment test considered the consolidated company as a single asset group.

We evaluated the recoverability of the asset group using an undiscounted cash flow approach. Estimates of future cash flows used in this analysis incorporated company forecasts and our expectation to continue usage of our long-lived assets consistent with current use. SFAS No. 144 states the remaining useful life of an asset group shall be based on the remaining useful life of the primary asset of the group, where the primary asset is defined as the asset with the greatest cash flow generating ability. Our primary long-lived asset is an intangible technology asset supporting disk-based backup products and software license revenue. SFAS No. 144 further states if the primary asset of the asset group does not have the longest remaining life in the group, then a sale of the asset group is assumed at the end of life of the primary asset. Our primary long-lived asset does not have the longest remaining life of long-lived assets in our asset group; therefore, our impairment test assumed the company was sold after the end of the primary long-lived asset’s useful life, or our first quarter of fiscal 2015. We assumed a hypothetical sale of the entity at that time, calculating a residual value under two scenarios. The first scenario assumed a 3% growth rate into perpetuity and the second scenario assumed no future growth after the hypothetical sale date. Under both scenarios, the result was that the undiscounted cash flows, including residual value, exceeded the carrying value of the consolidated company asset group.

Unanticipated changes in company forecasts, revenue growth, operating margins or use of long-lived assets could result in a material impact on the estimated fair values of our reporting unit. We believe that the assumptions and rates used in our SFAS No. 144 impairment analysis are reasonable, but they required judgment and variations in any of the assumptions or rates could result in materially different calculations.

Intangible Assets

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to eight years. In estimating the useful lives of intangible assets, we considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;

•	Our tape automation products, disk-based backup products and software, in particular, have long development cycles; these products have experienced long product life cycles; and

•	Our ability to leverage core technology into backup, recovery and archive solutions and, therefore, to extend the lives of these technologies.

Following is the weighted average amortization period for our intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	7.5
Non-compete agreements	5.0
Customer lists	7.0
All intangible assets	6.6

Intangible amortization within our Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007 follows (in thousands):

	For the year ended March 31,
	2009	2008	2007
Purchased technology	$25,067	$31,857	$27,712
Trademarks	2,018	3,457	3,347
Non-compete agreements	100	100	63
Customer lists	13,018	13,297	10,870

	$40,203	$48,711	$41,992

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized (in thousands):

	As of March 31, 2009			As of March 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,167	$(139,019)	$49,148	$188,619	$(113,952)	$74,667
Trademarks	27,260	(24,696)	2,564	27,260	(22,678)	4,582
Non-compete agreements	500	(268)	232	500	(168)	332
Customer lists	108,219	(50,927)	57,292	108,218	(37,909)	70,309

	$324,146	$(214,910)	$109,236	$324,597	$(174,707)	$149,890

In fiscal 2009, we recorded a $0.5 million reduction to purchased technology intangible assets due to the release of a pre-merger tax liability related to Certance Holdings that was recognized as liability assumed in a purchase business combination completed in fiscal 2005. In fiscal 2008, we wrote off $1.5 million of non-compete agreements and $0.1 million of customer lists intangibles and their associated accumulated amortization because these intangibles had no future value. These intangibles were related to business acquisitions completed several years ago. These intangibles were fully amortized and their write off did not impact our results of operations. Also during fiscal 2008, the purchased technology intangibles related to a software intangible purchased in fiscal 2007 intended to be used in future product development was determined to have no future value to our planned future operations. We accelerated $0.3 million of amortization to bring the net book value to zero and subsequently wrote off $0.5 million of purchased technology intangible and accumulated amortization in fiscal 2008.

The total expected future amortization related to intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2010	$35,977
Fiscal 2011	28,548
Fiscal 2012	20,385
Fiscal 2013	12,834
Fiscal 2014	8,400
Fiscal 2015	3,092

Total as of March 31, 2009	$109,236

Note 9: Accrued Warranty and Indemnifications

Accrued Warranty

The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2009	2008
Balance as of April 1	$19,862	$30,669
Additional warranties issued	13,533	27,307
Adjustments for warranties issued in prior fiscal years	(2,257)	(1,441)
Settlements	(19,986)	(36,673)

Balance as of March 31	$11,152	$19,862

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

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2009 and 2008, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Note 10: Convertible Subordinated Debt and Long-Term Debt

Our debt includes the following (in thousands):

	As of March 31,
	2009	2008
Convertible subordinated debt	$160,000	$160,000
Term loan	248,000	340,000

	$408,000	$500,000

Weighted-average interest rate for the year ended March 31	5.91%	7.77%

Convertible Subordinated Debt

On July 30, 2003, we issued 4.375% convertible subordinated notes (“the notes”) in the aggregate principal amount of $160.0 million in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010 and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share. As described in Note 2, “Convertible Debt Refinancing,” we commenced a tender offer on March 27, 2009 to refinance a majority of the notes and entered into a private transaction on June 26, 2009 to refinance additional notes. See Note 22, “Subsequent Events,” for additional information.

Long-Term Debt

To fund the acquisition of ADIC in August 2006, we entered into a secured senior credit facility (“August 2006 credit facility”) with a group of lenders that provided a $150.0 million revolving credit line, a $225.0 million term loan and a $125.0 million second lien term loan with maturity dates of August 22, 2009, August 22, 2012 and August 22, 2013, respectively.

On July 12, 2007, we refinanced our August 2006 credit facility by entering into another senior secured credit agreement (“current credit agreement”) with a different group of lenders, providing a $50.0 million revolving credit facility and a $400.0 million term loan. We borrowed $400.0 million on the term loan to repay all borrowings under our August 2006 credit facility. We incurred and capitalized $8.1 million of loan fees related to this current credit agreement which are included in other long-term assets in our Consolidated Balance Sheets. These fees are being amortized to interest expense over the respective loan terms. In conjunction with the repayment of our August 2006 credit facility, the unamortized debt costs of $8.1 million related to that borrowing were written off to interest expense in the second quarter of fiscal 2008 and are included as a component of amortization in the Consolidated Statement of Cash Flows. Additionally, we incurred $4.5 million in prepayment fees when we repaid our August 2006 credit facility.

Under the current credit agreement, the $400.0 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date or convert into equity $135.0 million of the existing $160.0 million convertible subordinated notes prior to February 1, 2010. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a three month London Interbank Offered Rate (“LIBOR”) rate plus a margin of 3.5%. The interest rate on the term loan was 5.75% at March 31, 2009. Commencing September 30, 2007, we began to make required quarterly principal payments of $1.0 million on the term loan and we will make a final payment of all outstanding principal and interest at maturity. In addition, on an annual basis commencing with our fiscal year ended March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount. The fiscal 2009 and 2008 calculations of excess cash flow did not require additional principal payments. The Amendment eliminated the requirement to perform the calculation of excess cash flow in future years. During fiscal 2009 and 2008, we made principal payments of $92.0 million and $60.0 million, respectively, on the term loan and incurred $0.5 million and $0.6 million, respectively, in prepayment fees.

Under the current credit agreement we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. We currently have letters of credit totaling $1.5 million, reducing the available borrowings on the revolver to $48.5 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loans including a limitation on issuing dividends. As of March 31, 2009, we were in compliance with the debt covenants.

Debt Maturities

A summary of the scheduled maturities for our convertible subordinated debt and outstanding term loan as of March 31, 2009 follows (in thousands):

Fiscal 2010	$4,000
Fiscal 2011	164,000
Fiscal 2012	4,000
Fiscal 2013	4,000
Fiscal 2014	4,000
Fiscal 2015	228,000

Total as of March 31, 2009	$408,000

Note 11: Derivatives

We do not engage in hedging activity for speculative or trading purposes. Since the third quarter of fiscal 2007 through December 31, 2008, we had an interest rate collar instrument with a financial institution that fixed the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49%. Whenever the three month LIBOR rate was lower than the floor, we remitted to the financial institution the difference between 4.64% and the prevailing three month LIBOR rate on the notional amount. During fiscal 2009, the three month LIBOR rate was below the floor and we incurred $1.0 million in additional interest expense. During fiscal 2008 and 2007, the three month LIBOR rate was within the floor and the cap. This interest rate collar instrument expired on December 31, 2008.

Under the terms of the current credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. During the third quarter of fiscal 2008, we entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixed the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 2009. Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between 5.25% and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between 2.68% and the current three month LIBOR rate on the notional amount. For this interest rate collar, the three month LIBOR rate was between the floor and cap in fiscal 2008, but was below the floor during the fourth quarter of fiscal 2009, and we incurred $0.3 million in additional interest expense in fiscal 2009.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting prescribed by SFAS No. 133. We record the fair market value in other accrued liabilities in the Consolidated Balance Sheets and the change in fair market value in interest income and other, net in the Consolidated Statements of Operations. As of March 31, 2009, the cumulative loss on the interest rate collar was $1.2 million and as of March 31, 2008, the cumulative loss on the interest rate collars was $2.2 million. In the Consolidated Statement of Operations we recognized a gain of $1.0 million in fiscal 2009 and a loss of $2.1 million in fiscal 2008.

	As of March 31, 2009
	Derivative Assets		Derivative Liabilities
	Location in the Consolidated Statement of Financial Position	Fair Value	Location in the Consolidated Statement of Financial Position	Fair Value
Interest Rate Collar
Derivatives	—	—	Other Accrued Liabilities	$1,175

	For the year ended March 31, 2009
	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives	Location of Gain on Hedged Item	Amount of Gain Recognized in Income Attributable to Risk Being Hedged
Interest Rate Collar
Derivatives	Interest Income and Other, Net	$1,013	—	—

Note 12: Restructuring Charges

Our restructuring actions are steps undertaken to reduce costs in an effort to return to profitability. In fiscal 2009, we initiated restructuring actions to consolidate operations supporting our business in response to the global economic recession and to better align our sales and marketing investments with market growth opportunities. In fiscal 2008 and 2007, our restructuring actions were primarily the result of right-sizing our operations following acquisitions. During fiscal 2007, management approved and began executing plans to restructure certain operations of Quantum and pre-merger ADIC to eliminate redundant costs resulting from our acquisition of ADIC, implement strategic roadmap decisions and improve efficiencies in operations. Substantially all of our restructuring efforts related to the ADIC acquisition were completed as of March 31, 2008.

The following tables show the type of restructuring expense (reversal) for fiscal 2009, 2008 and 2007 (in thousands):

	For the year ended March 31,
	2009	2008	2007
By expense type
Severance and benefits	$8,015	$5,778	$11,150
Facilities	(1,229)	2,957	(1,701)
Fixed assets	—	568	1,229
Other	21	416	2,130

Total	$6,807	$9,719	$12,808

By cost reduction action
Consolidate operations supporting our business	$6,394	$4,155	$10,247
Outsource certain manufacturing, repair and service functions	—	—	2,561
Partner with third party on certain research and development efforts	413	5,564	—

Total	$6,807	$9,719	$12,808

Fiscal 2009

During fiscal 2009, our restructuring severance and benefits resulted in a net expense of $8.0 million due primarily to our actions to consolidate operations supporting our business. The majority of our severance and benefits restructuring actions occurred in the second half of fiscal 2009 in response to the global economic downturn to realign our cost structure with market growth opportunities. The majority of the impacted employees were U.S. sales and marketing and research and development employees; however, all areas of the business, including international operations, were impacted by these restructuring actions. The remaining accrued severance and benefit restructuring charges are scheduled to be paid to the impacted employees during fiscal 2010.

The net reversal of facility restructuring charges in fiscal 2009 was primarily due to negotiating settlements for lease liabilities on vacated facilities in Europe for amounts lower than the outstanding lease contracts.

Fiscal 2008

During fiscal 2008, our restructuring severance and benefits resulted in a net expense of $5.8 million primarily due to our decision to partner with a third party on certain research and development efforts and to a lesser extent actions to improve efficiencies in operations. The net restructuring expense was offset in part by reversals, primarily due to severance and benefits costs for employees whose positions were retained in a variety of functions throughout the world. Severance and benefit restructuring charges accrued in fiscal 2008 were paid to the impacted employees during fiscal 2008 and 2009.

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

In addition to the restructuring expenses in fiscal 2007, we had $14.1 million of net restructuring costs associated with exiting activities of pre-merger ADIC, consisting primarily of severance and benefits costs for employees in a variety of functions throughout the world and, to a lesser extent, excess facilities obligations in the U.S. These costs were recognized as a liability assumed in the purchase business combination and were included in the allocation of the cost to acquire ADIC and, accordingly, resulted in an increase to goodwill rather than an expense in fiscal 2007.

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Fixed Assets	Other	Total
Balance as of March 31, 2006	$10,046	$2,973	$—	$—	$13,019
Restructuring costs	29,243	898	1,232	2,130	33,503
Restructuring charge reversal	(4,933)	(1,701)	—	—	(6,634)
Cash payments	(23,759)	(1,378)	—	(292)	(25,429)
Non-cash charges and other	150	—	(1,232)	(88)	(1,170)

Balance as of March 31, 2007	10,747	792	—	1,750	13,289
Restructuring costs	9,110	3,368	568	562	13,608
Restructuring charge reversal	(3,834)	(411)	—	(146)	(4,391)
Cash payments	(15,619)	(1,023)	—	(755)	(17,397)
Non-cash charges and other	99	6	(568)	(812)	(1,275)

Balance as of March 31, 2008	503	2,732	—	599	3,834
Restructuring costs	8,567	26	—	21	8,614
Restructuring charge reversal	(552)	(1,255)	—	—	(1,807)
Cash payments	(5,105)	(615)	—	(21)	(5,741)
Non-cash charges and other	41	(260)	—	—	(219)

Balance as of March 31, 2009	$3,454	$628	$—	$599	$4,681

Estimated timing of future payouts:
Fiscal 2010	$3,454	$246	$—	$599	$4,299
Fiscal 2011 to 2013	—	382	—	—	382

	$3,454	$628	$—	$599	$4,681

The $4.7 million restructuring accrual as of March 31, 2009 is comprised of obligations for severance and benefits and vacant facilities in addition to noncancellable purchase obligations. The severance and benefits charges will be paid during fiscal 2010. The facilities charges relating to vacant facilities in Europe and the U.S. will be paid over their respective lease terms, which continue through fiscal 2013. Other restructuring accruals relate to contractual termination fees and are expected to be paid in fiscal 2010.

Additional charges may be incurred in the future related to these restructurings, particularly if the actual costs associated with restructured activities are higher than estimated. Until we achieve sustained profitability, we may incur additional charges in the future related to additional cost reduction steps. Future charges that we may incur associated with future cost reductions are not estimable at this time.

Note 13: Stock Incentive Plans and Share-Based Compensation

Description of Stock Incentive Plans

Long-Term Incentive Plan

We have a Long-Term Incentive Plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers and affiliates. The Plan has authorized 76.5 million shares of stock of which 21.6 million shares of stock were available for grant as of March 31, 2009. There are 23.4 million options and restricted shares outstanding under the Long-Term Incentive Plan.

Beginning in the first quarter of fiscal 2007, under the Plan we began granting restricted stock units with a zero purchase price in place of stock options in most cases to our existing employees. We continue to grant stock options to our existing employees in certain circumstances. Newly hired employees are typically granted stock options under the Plan. Stock options granted to newly hired employees in fiscal 2009 and fiscal 2008 generally vest 25% on the first anniversary of the grant date with the remainder vesting monthly at the rate of 1/48th over the following three years and have contractual terms of seven years. Stock options granted to existing employees in fiscal 2009 and fiscal 2008 generally vest monthly over four years and have contractual terms of seven years. Grants in prior fiscal years typically had similar vesting terms and contractual terms of seven to ten years. Options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value. Restricted stock awards and units (“restricted stock”) generally vest over two to four years. Both options and restricted stock granted under the Plan are generally subject to forfeiture if employment terminates. In fiscal 2007, we granted restricted stock with both market and service vesting conditions that, upon meeting certain market conditions over one and two year periods from initial grant, vest over the two years following the grant date.

Supplemental Stock Plan

We have a Supplemental Stock Plan (the “SSOP”), which was not approved by our stockholders, that provided for the issuance of stock options and stock purchase rights to our employees and consultants. The SSOP was terminated effective April 1, 2003, from which time no new stock options or stock purchase rights have been or will be granted under the SSOP. Outstanding stock options and stock purchase rights granted under the SSOP prior to April 1, 2003 remained outstanding and continue to be governed by the terms and conditions of the SSOP. Options under the SSOP generally vested over two to four years and expire ten years after the grant date. Options granted under the SSOP are generally subject to forfeiture if employment terminates. There are 1.2 million options outstanding under the SSOP as of March 31, 2009, which expire at various times through January 2013.

Assumed Stock Option Plans

During the second quarter of fiscal 2007, in connection with our acquisition of ADIC, we assumed 14.7 million outstanding stock options granted under the four stock option plans of ADIC (“assumed option plans”). Outstanding options are governed by the Agreement and Plan of Merger (“Merger Agreement”) and generally vest over four years from initial ADIC grant. No additional options will be granted under these assumed option plans. There are 6.2 million options outstanding under the assumed stock option plans as of March 31, 2009 which expire at various times through May 2015.

Other Stock Option Plans

We have other stock option plans (the “Other Plans”) under which stock options, stock appreciation rights, stock purchase rights, restricted stock awards and long-term performance awards to our employees, consultants, officers and affiliates have been authorized. Restricted stock granted under the Other Plans generally vests over two to three years. Options granted under the Other Plans generally vest over one to four years and expire seven years after the grant date. Many of the Other Plans have been terminated. Outstanding stock options and stock purchase rights granted under those certain Other Plans that have been terminated remain outstanding and continue to be governed by the terms and conditions of the respective other stock option plans. Terminated plans included in Other Plans typically granted options which generally expire ten years from grant date. Options and restricted stock granted under all of the Other Plans are generally subject to forfeiture if employment terminates. Options under the Other Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. We have 6.1 million shares authorized under the Other Plans, of which 1.1 million options and restricted shares are outstanding, and 1.7 million shares were available for grant.

Stock Purchase Plan

We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Under the Stock Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. There were 9.2 million shares available for issuance as of March 31, 2009.

During fiscal 2009, our Board of Directors cancelled rights to purchase shares under our Purchase Plan for the fourth quarter of fiscal 2009 and for the second quarter of fiscal 2010. Employees purchased 1.9 million shares, 2.6 million shares and 2.5 million shares of common stock under the Purchase Plan in fiscal 2009, 2008 and 2007, respectively. The weighted-average price of stock purchased under the Purchase Plan was $1.37, $2.08 and $1.69, in fiscal 2009, 2008 and 2007, respectively.

Determining Fair Value Under SFAS No. 123R

Stock Options

We use the Black-Scholes option valuation model for estimating fair value of stock options granted under our plans and rights to acquire stock granted under our Purchase Plan. We amortize the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, exercise patterns and post-vesting forfeitures. We estimate volatility based on the historical volatility of our common stock over the most recent period corresponding with the estimated expected life of the award. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term equal to the expected life of the award. We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation for those awards that are expected to vest. In accordance with SFAS No. 123R, we adjust share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

The weighted-average estimated fair values and the assumptions used in calculating such values for stock options during each fiscal period are as follows:

	For the year ended March 31,
	2009	2008	2007
Option life (in years)	4.0	3.8	4.2
Risk-free interest rate	2.54%	4.51%	4.94%
Stock price volatility	56.59%	44.54%	60.26%
Dividend yield	—	—	—
Weighted-average grant date fair value	$0.66	$1.24	$1.13

The above assumptions were used to calculate the fair value of options granted under the Long-Term Incentive Plan and Other Plans. In fiscal 2007 we also assumed options in connection with our acquisition of ADIC. The fair value of the assumed options was calculated using the Black-Scholes option valuation model with the following assumptions for vested and unvested options assumed, respectively: expected life of 1.4 and 2.7 years, risk-free interest rate of 5.22% and 5.07%, expected volatility of 36.8% and 45.8% and no dividend yield. The portion of the estimated fair value of unvested options related to future service was allocated to future share-based compensation and is being recognized over the remaining vesting period.

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

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2009	2008	2007
Option life (in years)	0.50	0.50	0.50
Risk-free interest rate	2.84%	3.93%	5.17%
Stock price volatility	60.98%	48.49%	40.87%
Dividend yield	—	—	—
Weighted-average grant date fair value	$0.81	$0.79	$0.60

Share-Based Compensation Expense

The following tables summarize share-based compensation expense (in thousands):

	For the year ended March 31,
	2009	2008	2007
Share-based compensation expense included in operations:
Cost of revenue	$1,419	$1,929	$1,191
Research and development	2,722	3,778	2,544
Sales and marketing	2,695	3,269	1,965
General and administrative	3,756	5,022	3,272

Total share-based compensation expense	$10,592	$13,998	$8,972

	For the year ended March 31,
	2009	2008	2007
Share-based compensation by type of award:
Stock options	$3,450	$5,911	$5,330
Restricted stock	6,447	6,318	2,302
Stock purchase plan	695	1,769	1,340

Total share-based compensation expense	$10,592	$13,998	$8,972

The total share-based compensation cost capitalized as part of inventory as of March 31, 2009 and 2008 was not material. During fiscal 2009, 2008 and 2007, no tax benefit was realized for the tax deduction from option exercises and other awards due to our net operating losses and tax benefit carryforwards.

As of March 31, 2009, there was $5.9 million of total unrecognized compensation cost related to stock options granted under our plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years. Total intrinsic value of options exercised for the years ended March 31, 2009, 2008 and 2007 was $26,000, $5.4 million and $4.1 million, respectively. We settle stock option exercises by issuing additional common shares.

As of March 31, 2009, there was $8.0 million of total unrecognized compensation cost related to nonvested restricted stock granted under our plans. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 1.2 years. Total fair value of awards released during the years ended March 31, 2009, 2008 and 2007 was $2.6 million, $4.3 million and $0.9 million, respectively, based on the fair value of our common stock on the date of award release. We issue additional common shares upon vesting of restricted stock units.

Stock Activity

Stock Options

A summary of activity relating to all of our stock option plans is as follows (options and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	27,768	$4.90
Granted and assumed	20,269	1.73
Exercised	(4,854)	1.48
Forfeited	(5,828)	5.14
Expired	(1,096)	2.96

Outstanding as of March 31, 2007	36,259	3.62
Granted	4,985	3.15
Exercised	(5,847)	2.21
Forfeited	(6,947)	5.54
Expired	(283)	11.42

Outstanding as of March 31, 2008	28,167	3.27
Granted	2,597	1.60
Exercised	(61)	1.41
Forfeited	(4,159)	3.28
Expired	(918)	5.64

Outstanding as of March 31, 2009	25,626	$3.02	3.90	$66

Vested and expected to vest at March 31, 2009	25,081	$3.04	3.88	$52

Exercisable as of March 31, 2009	19,507	$3.24	3.66	$—

Included in stock options granted and assumed in fiscal 2007 were 14.7 million stock options assumed in connection with our acquisition of ADIC during the second quarter of fiscal 2007. The following table summarizes information about options outstanding and exercisable as of March 31, 2009 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Options Exercisable	Weighted- Average Exercise Price
$ 0.11 - $ 0.76	182	$0.31	6.75	—	$—
$ 0.88 - $ 1.32	593	0.98	4.68	369	0.95
$ 1.35 - $ 2.00	6,472	1.56	3.32	4,936	1.54
$ 2.05 - $ 3.01	10,284	2.45	4.00	8,136	2.51
$ 3.02 - $ 4.53	5,823	3.45	4.97	3,794	3.56
$ 4.55 - $ 6.80	685	6.68	2.69	685	6.68
$ 6.90 - $10.22	1,029	9.30	1.53	1,029	9.30
$10.23 - $15.35	453	12.16	1.73	453	12.16
$15.75 - $19.30	105	16.19	0.21	105	16.19

	25,626	$3.02	3.90	19,507	$3.24

Expiration dates ranged from April 2009 to March 2016 for options outstanding at March 31, 2009. Prices for options exercised during the three-year period ended March 31, 2009, ranged from $0.03 to $3.44.

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2006	789	$2.82
Granted	3,811	1.59
Vested	(373)	2.81
Forfeited	(513)	1.83

Nonvested at March 31, 2007	3,714	1.69
Granted	3,471	3.01
Vested	(1,355)	2.28
Forfeited	(922)	1.61

Nonvested at March 31, 2008	4,908	2.48
Granted	3,870	1.41
Vested	(1,887)	2.71
Forfeited	(633)	2.17

Nonvested at March 31, 2009	6,258	$1.78

Note 14: Patent Cross-License Agreement

During fiscal 2007, we recorded a $3.3 million license fee as royalty revenue relating to a patent cross-license agreement with Data Domain, a privately held company at the time. The cross-license agreement provides each party a license to the other’s patents covering data deduplication and certain other non-tape data storage technologies. Under the terms of our agreement, Data Domain paid the license fee with shares of its common stock. In fiscal 2008, we sold these shares of common stock in Data Domain’s initial public offering and recognized a gain of $2.1 million from the sale.

Note 15: 401K Plan

Substantially all of the U.S. employees are eligible to make contributions to our 401(k) savings and investment plan. We matched a percentage of our employees’ contributions through December 31, 2008 and may also make additional discretionary contributions to the plan. We made a discretionary contribution in the fourth quarter of fiscal 2009 in an amount approximating our prior matching contribution rate. Employer contributions were $2.9 million, $3.3 million and $3.2 million in fiscal 2009, 2008 and 2007, respectively.

Note 16: Income Taxes

Income tax provision (benefit) consists of the following (in thousands):

	For the year ended March 31,
	2009	2008	2007
Federal:
Current	$(3,205)	$150	$(765)
Deferred	—	—	—

	(3,205)	150	(765)
State:
Current	321	699	626
Deferred	—	—	—

	321	699	626
Foreign:
Current	2,319	(1,191)	4,071
Deferred	(316)	(140)	1,006

	2,003	(1,331)	5,077

Income tax provision (benefit)	$(881)	$(482)	$4,938

The income tax provision (benefit) differs from the amount computed by applying the federal statutory rate of 35% to loss before income taxes as follows (in thousands):

	For the year ended March 31,
	2009	2008	2007
Benefit at federal statutory rate	$(125,701)	$(21,251)	$(20,704)
State taxes	312	641	626
Unbenefited losses and credits	127,695	21,836	25,425
Net release of contingent tax reserves	(3,154)	(1,558)	—
Taxes on dividend repatriation	—	—	(765)
Other	(33)	(150)	356

	$(881)	$(482)	$4,938

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	For the year ended March 31,
	2009	2008
Deferred tax assets:
Inventory valuation method	$20,262	$19,093
Accrued warranty expense	4,516	8,044
Distribution reserves	2,906	5,442
Loss carryforwards	42,921	53,851
Foreign tax and research and development credit carryforwards	243,407	242,470
Restructuring charge accruals	1,565	1,416
Other accruals and reserves not currently deductible for tax purposes	31,260	30,735
Depreciation and amortization methods	19,886	29,486

	366,723	390,537
Less valuation allowance	(270,403)	(278,290)

Deferred tax asset	$96,320	$112,247

Deferred tax liabilities:
Acquired intangibles	$(43,062)	$(59,006)
Tax on unremitted foreign earnings	(18,951)	(19,673)
Other	(35,562)	(35,148)

Deferred tax liability	$(97,575)	$(113,827)

Net deferred tax liability	$(1,255)	$(1,580)

Pre-tax income (loss) reflected in the consolidated statements of operations for the years ended March 31, 2009, 2008 and 2007 are as follows:

	For the year ended March 31,
	2009	2008	2007
U.S.	$(361,178)	$(48,806)	$(76,229)
Foreign	2,033	(11,910)	17,073

	$(359,145)	$(60,716)	$(59,156)

A reconciliation of the gross unrecognized tax benefits follows (in thousands):

	For the year ended March 31,
	2009	2008
Balance at April 1	$22,572	$26,010
Settlement and effective settlements with tax authorities and related remeasurements	(3,136)	(2,926)
Lapse of statute of limitations	(2,430)	(631)
Increase in balances related to tax positions taken in prior period	—	631
Decreases for tax positions taken in prior year	(807)	(512)
Increases in balances related to tax positions taken during current period	16,011	—

Balance at March 31	$32,210	$22,572

During fiscal 2009, we recorded a net increase in our unrecognized tax benefits primarily due to closure of the examination of certain foreign subsidiaries. Including interest and penalties, the total unrecognized tax benefit at March 31, 2009 was $33.0 million. Of this total, $33.0 million, if recognized, would favorably affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. At March 31, 2009 accrued interest and penalties totaled $1.0 million.

We file our tax returns as prescribed by the laws of the jurisdictions in which we operate. Our U.S. tax returns have been audited for years through 2002 by the Internal Revenue Service. In other major jurisdictions, we are generally open to examination for the most recent three to five fiscal years. Although timing of the resolution and closure on audits is highly uncertain, we do not believe it is likely that the unrecognized tax benefits would materially change in the next 12 months.

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor, we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8.8 million. As of March 31, 2009, $6.0 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

As of March 31, 2009, we had federal net operating loss and tax credit carryforwards of approximately $167.6 million and $182.9 million, respectively. Our federal net operating loss carryforwards include $27.9 million attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2010 if not previously utilized, the utilization of which is limited under the tax law ownership change provision. These carryforwards include $11.9 million of acquired net operating losses and $9.9 million of credits.

Our manufacturing operations in Malaysia operated under a tax holiday which expires in fiscal 2016. We sold this Malaysia subsidiary in fiscal 2008 and had no material tax holiday benefits in fiscal 2009 or 2008. The net impact of the tax holiday in fiscal 2007 was to decrease our net loss by approximately $2.7 million or $0.01 per diluted share.

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

Certain changes in stock ownership could result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. Should the company undergo such a change in stock ownership, it would severely limit the usage of these carryover tax attributes against future income, resulting in additional tax charges.

Note 17: Net Loss Per Share

The following table set forth the computation of basic and diluted net loss per share (in thousands, except per-share data):

	For the year ended March 31,
	2009	2008	2007
Net loss	$(358,264)	$(60,234)	$(64,094)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	209,041	202,432	192,236

Basic and diluted net loss per share	$(1.71)	$(0.30)	$(0.33)

The computations of diluted net loss per share for the periods presented excluded the effect of the following because the effect would have been antidilutive:

•

4.375% convertible subordinated notes issued in July 2003, which are convertible into 36.8 million shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share.

•	Options to purchase 25.6 million shares, 28.2 million shares and 36.3 million shares of Quantum common stock, which were outstanding as of March 31, 2009, 2008 and 2007, respectively.

•	Unvested restricted stock of 6.3 million shares, 4.9 million shares and 3.7 million shares outstanding at March 31, 2009, 2008 and 2007, respectively.

Note 18: Litigation

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

Note 19: Commitments and Contingencies

Lease Commitments

We lease certain facilities under non-cancelable lease agreements. We also have equipment leases for various office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. These leases are operating leases as defined by SFAS No. 13, Accounting for Leases.

In February 2006, we leased a campus facility in Colorado Springs, Colorado, comprised of three buildings in three separate operating leases with initial terms of five, seven and 15 years. The future minimum lease payment schedule below includes $42.8 million for this location. A portion of this location is subleased and we expect to receive approximately $0.6 million under noncancellable subleases during fiscal 2010.

Rent expense was $15.5 million, $17.3 million and $17.6 million for fiscal 2009, 2008 and 2007, respectively. Sublease income was $1.3 million, $1.2 million and $1.5 million for fiscal 2009, 2008 and 2007, respectively.

Future minimum lease payments under operating leases and sublease income are as follows (in thousands):

	Lease Payments	Sublease Income
For the year ending March 31,
2010	$13,953	$678
2011	12,746	107
2012	10,639	44
2013	6,796	—
2014	4,939	—
Thereafter	30,184	—

	$79,257	$829

Commitments for Additional Investments

As of March 31, 2009, we had commitments to provide an additional $1.2 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. If the limited partnership venture capital funds make a capital call, we will invest funds as required until our remaining commitments are satisfied.

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2009, we had issued non-cancelable purchase commitments for $48.4 million to purchase finished goods from our contract manufacturers and had accrued $0.5 million and $1.1 million as of March 31, 2009 and 2008, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 20: Geographic and Customer Information

Revenue, attributed to regions based on the location of customers, and long-lived assets, comprised of property and equipment, by region were as follows (in thousands):

	For the year ended March 31,
	2009		2008		2007
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
Americas	$533,000	$25,787	$645,264	$35,580	$675,755	$40,889
Europe	218,157	1,610	263,624	2,417	259,071	3,233
Asia Pacific	57,815	1,156	66,814	1,274	81,348	6,119

	$808,972	$28,553	$975,702	$39,271	$1,016,174	$50,241

We had one customer that accounted for 10% or more of our revenue in current or prior years (revenue in millions):

	For the year ended March 31,
	2009		2008		2007
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Dell	$116.6	14%	$155.5	16%	$198.8	20%

Following are revenues attributable to each of our product groups and services (in thousands):

	For the year ended March 31,
	2009	2008	2007
Disk-based backup systems and software solutions	$87,574	$49,226	$30,054
Tape automation systems	317,907	425,795	420,811
Devices and non-royalty media	151,003	239,816	329,458
Service	164,664	160,920	121,933
Royalty	87,824	99,945	113,918

Total Revenue	$808,972	$975,702	$1,016,174

Note 21: Unaudited Quarterly Financial Data

(In thousands, except per-share data)

	For the year ended March 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$221,791	$215,390	$203,668	$168,123
Gross margin	$74,839	$82,875	$85,786	$60,814
Net loss	$(14,338)	$(3,264)	$(328,776)	$(11,886)
Basic and diluted loss per share	$(0.07)	$(0.01)	$(1.58)	$(0.05)

	For the year ended March 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$245,768	$248,507	$252,511	$228,916
Gross margin	$78,057	$78,275	$87,173	$75,599
Net loss	$(22,585)	$(20,467)	$(2,390)	$(14,792)
Basic and diluted loss per share	$(0.11)	$(0.10)	$(0.01)	$(0.08)

The results of operations for fiscal 2009 included a $339.0 million goodwill impairment charge which was recorded in the third quarter of fiscal 2009.

Note 22: Subsequent Events

Tender Offer for Convertible Subordinated Notes

The tender offer for our notes, described in Note 2 “Convertible Debt Refinancing,” closed on June 3, 2009 with $87.2 million of aggregate principal amount of the notes tendered in exchange for $850 per $1,000 principal amount. We paid $74.1 million plus accrued interest for these notes and will recognize a gain in our first quarter of fiscal 2010.

Private Transaction to Purchase Additional Convertible Subordinated Notes

As described in Note 2 “Convertible Debt Refinancing,” on June 26, 2009, we entered into a private transaction with a noteholder to purchase $50.7 million of aggregate principal amount of the notes for $950 per $1,000 principal amount, or $48.2 million. We anticipate this transaction will be funded in July 2009, at which time we will recognize the reduction of outstanding notes and any associated gain on extinguishment.

EMC Loan Agreements

As described in Note 2, “Convertible Debt Refinancing,” we entered into two term loan agreements with EMC International Company during June 2009. On June 5, 2009, under the first EMC loan agreement, we borrowed $75.4 million of which $74.1 million was used to purchase the notes tendered and $1.3 million for payment of the associated accrued interest. We anticipate borrowing under the second EMC loan agreement in July 2009 to fund the private transaction described above.

Amendment to Current Credit Agreement

We amended our current credit agreement (the “Amendment”) on April 15, 2009. The Amendment will permit us to refinance through issuance of equity or repurchase with our or any other funds the final $25.0 million outstanding convertible notes. The Amendment also eliminated certain requirements to make mandatory prepayments with excess cash flow. As a condition of the Amendment, we made a prepayment of $40.0 million on the term loan on April 22, 2009. We funded the $40.0 million prepayment with $20.0 million of our cash on hand and $20.0 million from prepaid license fees under an OEM agreement. Once we have refinanced a total of $135.0 million aggregate principal amount of the notes, under the Amendment we are required to prepay another $20.0 million of principal on our current credit agreement term loan.

Warrants

On June 17, 2009, we entered into an agreement with EMC Corporation (“EMC”) which provides for the issuance of certain warrants. The first warrant was issued on June 23, 2009 in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, and allows EMC to purchase 10,000,000 shares of Quantum’s common stock at a per share exercise price of $0.38 per share. This warrant will vest and be exercised only in the event of a change of control of Quantum (including a sale of all or substantially all of Quantum’s business or of certain assets, any person or group acquiring beneficial ownership of more than 50% of Quantum’s common stock, and a merger, consolidation, reorganization or similar business combination with respect to Quantum). This warrant will expire on the earlier to occur of (i) seven years from the date of issuance and (ii) three years following the occurrence of a change of control of the Company.

In addition, we will grant additional warrants to EMC to purchase a number of shares of Quantum common stock calculated based on a formula as described in the license agreement, as amended, which are issuable to EMC within 30 days following each of August 31, 2010 and August 31, 2011 with the same vesting and exercise conditions as the warrant issued June 23, 2009. In no event shall warrants issued to EMC under the amended purchase agreement be issued or exercisable to the extent that issuance or exercise thereof would result in EMC holding, or being deemed to hold, more than fifteen percent (15%) of the issued and outstanding capital stock of Quantum.

QUANTUM CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Additions assumed in ADIC acquisition	Additions charged to expense	Deductions (i)	Balance at end of period
For the year ended:
March 31, 2007	$7,843	$1,446	$133	$(2,991)	$6,431
March 31, 2008	6,431	—	444	(1,129)	5,746
March 31, 2009	5,746	—	569	(4,316)	1,999

(i)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of PwC as described below, for a more complete understanding of the matters presented.

Evaluation of Disclosure Controls and Procedures

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2009, as set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Non-Audit Services of Independent Auditors

Sections 201 and 202 of the Sarbanes-Oxley Act of 2002 (“the Act”), signed into law on July 30, 2002, require that all audit services and non-audit services by our independent auditors must be pre-approved by our Audit Committee. Furthermore, the Act prohibits an auditor from performing certain non-audit services for an audit client regardless of the Audit Committee’s approval, subject to certain exceptions issued by the Public Company Accounting Oversight Board. During the first quarter of fiscal 2009, Ernst & Young was our independent auditor while PwC was our independent auditor commencing with our second quarter of fiscal 2009. All services performed by PwC and by Ernst & Young in fiscal 2009 were approved by our Audit Committee, consistent with our internal policy.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2009. For information pertaining to our executive officers, refer to the “Executive Officers of Quantum Corporation” section of Part I, Item 1 of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our website. The Internet address for our website is: http://www.quantum.com, and the code of ethics may be found by clicking “Investors” from the home page and then choosing “Corporate Governance.” Copies of the code are available free upon request by a stockholder.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

We have adopted Corporate Governance Principles, which are available on our website at http://www.quantum.com, where they may be found by clicking “Investors” from the home page and then choosing “Corporate Governance.” Copies of our Corporate Governance Principles are available free upon request by a stockholder. The charters of our Audit Committee, Leadership and Compensation Committee and Corporate Governance and Nominating Committee are also available on our website at http://www.quantum.com, where they may be found by clicking “Investors” from the home page and then choosing “Corporate Governance.” Copies of these committee charters are available free upon request by a stockholder.

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following discloses our equity compensation plan information (securities in thousands):

	Year ended March 31, 2009
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity Compensation Plans approved by stockholders (1)	24,495	$2.43	32,467
Equity Compensation Plans not approved by stockholders (2)(3)	7,375	$2.59	—

	31,870	$2.47	32,467

(1)	Included in the stockholder approved plans are 6.2 million restricted stock units with a zero purchase price. The weighted average exercise price of outstanding options for stockholder approved plans is $3.25.
(2)	The Supplemental Stock Option Plan (“SSOP”) was terminated April 1, 2003, from which time no new stock options or stock purchase rights will be granted. Outstanding stock options granted under the SSOP prior to April 1, 2003, remain outstanding and continue to be governed by the terms and conditions of the SSOP.
(3)	Advanced Digital Information Corporation’s 1999 Stock Incentive Compensation Plan and 1996 Stock Option Plan were assumed by Quantum on August 22, 2006 according to the terms detailed in the Agreement and Plan of Merger dated May 2, 2006 (“Merger Agreement”). Such outstanding options granted under these plans continue to be governed by the terms and conditions of the respective plan; however, the number of options and exercise prices of the outstanding options were changed in accordance with the formula in the Merger Agreement for the right to purchase Quantum common stock.

The remaining information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2009.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2009.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

Investor Relations

Quantum Corporation

1650 Technology Drive, Suite 800

San Jose, California 95110

(408) 944-4450

(a) The following documents are filed as a part of this Report:

1.	Financial Statements — Our Consolidated Financials Statements are listed in the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules — Our consolidated valuation and qualifying accounts (Schedule II) financial statement schedule is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

(b) Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007

3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003

4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002

4.2	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003

10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007

10.2	Form of Amended and Restated Officer Change of Control Agreement between Registrant and the Executive Officers (other than the Chief Executive Officer). *	8-K	001-13449	10.4	November 15, 2007

10.3	Form of Amended and Restated Chief Executive Officer Change of Control Agreement, between Registrant and the Chief Executive Officer. *	8-K	001-13449	10.3	November 15, 2007

10.4	Form of Amended and Restated Director Change of Control Agreement, between Registrant and the Directors. (Other than the Chairman and the CEO). *	8-K	001-13449	10.5	November 15, 2007

10.5	Amended and Restated 1993 Long-Term Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.1	November 15, 2007

10.6	Form of Restricted Stock Unit Agreement. For U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.3	November 7, 2008

10.7	Form of Restricted Stock Unit Agreement. For non-U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.4	November 7, 2008

10.8	1993 Long-Term Incentive Plan Form of Stock Option Agreement. *	Schedule TO	005-35818	99(d)(5)	June 4, 2001

10.9	Amended and Restated Nonemployee Director Equity Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.2	November 15, 2007

10.10	Form of Director Grant Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *	8-K	001-13449	10.2	August 23, 2007

10.11	Form of Restricted Stock Unit Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *	10-Q	001-13449	10.2	November 7, 2008

10.12	Amended and Restated Employee Stock Purchase Plan, dated August 18, 2008. *	8-K	001-13449	10.1	August 22, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.13	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006

10.14	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.6	November 7, 2008

10.15	Employment Offer Letter, dated August 28, 2006, between Registrant and Jon W. Gacek. *	8-K	001-13449	10.3	September 7, 2006

10.16	Amendment to Employment Offer Letter between Registrant and Jon W. Gacek. *	10-Q	001-13449	10.7	November 7, 2008

10.17	Amendment to Employment Offer Letter between Registrant and Richard E. Belluzzo. *	10-Q	001-13449	10.5	November 7, 2008

10.18	Change of Control Agreement, dated as of May 14, 1999, between ADIC and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006

10.19	Change of Control Agreement, dated November 5, 1999, between ADIC and Jon W. Gacek. *	8-K	001-13449	10.1	July 25, 2006

10.20	Offer Letter, dated May 25, 2007, between Registrant and Joseph A. Marengi. *	8-K	001-13449	10.1	May 25, 2007

10.21	Senior Secured Credit Agreement, dated July 12, 2007, by and among the Registrant, Credit Suisse, as Collateral Agent, Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto.	10-Q	001-13449	10.8	August 9, 2007

10.22	Security Agreement, dated July 12, 2007, among the Registrant and the other Grantors referred to therein.	10-Q	001-13449	10.9	August 9, 2007

10.23	Amendment No. 1, dated as of April 15, 2009, to Senior Secured Credit Agreement, dated July 12, 2007, by and among the Registrant, Credit Suisse, as Administrative Agent, and the Lenders thereto.	8-K	001-13449	10.1	April 16, 2009

10.24	Offer Letter of Mr. Bruce A. Pasternack, dated July 12, 2007. *	8-K	001-13449	10.1	July 18, 2007

10.25	Offer Letter of Mr. Dennis P. Wolf, dated July 12, 2007. *	8-K	001-13449	10.2	July 18, 2007

10.26	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006

10.27	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006

10.28	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006

10.29	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
10.30	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006

10.31	Agreement and Plan of Merger by and among Registrant, Agate Acquisition Corp. and Advanced Digital Information Corporation, dated May 2, 2006.	8-K	001-13449	2.1	May 5, 2006

10.32	Particulars and Conditions of Sale between Quantum Peripheral Products (Ireland) Limited (as Vendor) and Ronan Egan (in Trust) (as Purchaser).	8-K	001-13449	10.1	May 9, 2006

10.33	License Agreement, between Quantum Peripheral Products (Ireland) Limited (as Licensee) and Ciaran O’ Donoghue and Nuiall O’ Donoghue (as Licensor).	8-K	001-13449	10.2	May 9, 2006

10.34	Amended and Restated Agreement and Plan of Merger and Reorganization dated as of October 3, 2000 by and among Registrant, Maxtor Corporation, Insula Corporation and Hawaii Corporation (excluding exhibits).	10-Q	001-13449	10.1	February 14, 2001

10.35	Tax Sharing and Indemnity Agreement by and among Registrant, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004

10.36	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005

10.37	Agreement and Plan of Merger, dated as of October 20, 2004, among Registrant, Certance Holdings, an exempted company organized under the laws of the Cayman Islands, New SAC, an exempted company organized under the laws of the Cayman Islands and the principal stockholder of Certance, and Quartz Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Registrant.	8-K	001-13449	10.1	October 25, 2004

10.38	Letter Agreement, dated December 19, 2005, between Registrant and New SAC.	8-K	001-13449	10.1	December 22, 2005

10.39	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007

10.40	Senior Subordinated Term Loan Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC International Company.	8-K	001-13449	10.1	June 9, 2009

10.41	Warrant Purchase Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 9, 2009

10.42	First Amendment to the Purchase Agreement, dated as of June 17, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 23, 2009

12.1	Ratio of Earnings to Fixed Charges. ‡

21	Quantum Subsidiaries. ‡

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. ‡

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP. ‡

24	Power of Attorney (see signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President,
Chief Financial Officer and Chief Operating Officer

Dated: June 30, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 30, 2009.

Signature	Title

/s/ RICHARD E. BELLUZZO Richard E. Belluzzo	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JON W. GACEK Jon W. Gacek	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ PAUL R. AUVIL III Paul R. Auvil III	Director

/s/ MICHAEL A. BROWN Michael A. Brown	Director

/s/ THOMAS S. BUCHSBAUM Thomas S. Buchsbaum	Director

/s/ EDWARD M. ESBER, JR. Edward M. Esber, Jr	Director

/s/ ELIZABETH A. FETTER Elizabeth A. Fetter	Director

/s/ JOSEPH A. MARENGI Joseph A. Marengi	Director

/s/ BRUCE A. PASTERNACK Bruce A. Pasternack	Director

/s/ DENNIS P. WOLF Dennis P. Wolf	Director