Form 10-Q
period 2009-06-30
QUANTUM CORP /DE/
filed 2009-08-07
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1-13449

______________

QUANTUM CORPORATION
______________

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of the close of business on July 31, 2009, approximately 211.9 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	June 30, 2009	June 30, 2008
Product revenue	$105,224	$157,584
Service revenue	38,902	42,257
Royalty revenue	16,214	21,950
Total revenue	160,340	221,791

Cost of product revenue	72,086	115,003
Cost of service revenue	26,611	31,949
Total cost of revenue	98,697	146,952
Gross margin	61,643	74,839
Operating expenses:
Research and development	16,532	18,990
Sales and marketing	27,293	40,037
General and administrative	14,505	22,025
Restructuring charges (benefit)	3,110	(50)
	61,440	81,002
Income (loss) from operations	203	(6,163)
Interest income and other, net	4	1,482
Interest expense	(5,651)	(8,775)
Gain on debt extinguishment, net of costs	11,290	—
Income (loss) before income taxes	5,846	(13,456)
Income tax provision	838	882
Net income (loss)	$5,008	$(14,338)

Net income (loss) per share:
Basic	$0.02	$(0.07)
Diluted	(0.02)	(0.07)

Income (loss) for purposes of computing net income (loss) per share:
Basic	$5,008	$(14,338)
Diluted	(5,592)	(14,338)

Weighted average common and common equivalent shares:
Basic	210,257	206,915
Diluted	226,522	206,915

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$77,915	$87,305
Accounts receivable, net of allowance for doubtful accounts of $986 and $1,999, respectively	88,509	107,851
Manufacturing inventories	55,792	61,237
Service parts inventories	59,420	63,029
Deferred income taxes	9,897	9,935
Other current assets	28,965	24,745
Total current assets	320,498	354,102

Long-term assets:
Property and equipment, less accumulated depreciation	27,241	28,553
Purchased technology, less accumulated amortization	43,573	49,148
Other intangible assets, less accumulated amortization	56,669	60,088
Goodwill	46,770	46,770
Other long-term assets	11,082	10,708
Total long-term assets	185,335	195,267
	$505,833	$549,369

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$50,887	$45,182
Accrued warranty	10,608	11,152
Deferred revenue, current	90,973	84,079
Current portion of long-term debt	2,085	4,000
Accrued restructuring charges	4,667	4,681
Accrued compensation	23,794	27,334
Income taxes payable	3,172	4,752
Other accrued liabilities	29,782	34,550
Total current liabilities	215,968	215,730

Long-term liabilities:
Deferred revenue, long-term	30,267	32,082
Deferred income taxes	10,999	11,190
Long-term debt	280,811	244,000
Convertible subordinated debt	72,819	160,000
Other long-term liabilities	7,035	6,326
Total long-term liabilities	401,931	453,598
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 210,353 and 210,231 shares issued and
outstanding at June 30, 2009 and March 31, 2009, respectively	2,104	2,102
Capital in excess of par	351,929	349,850
Accumulated deficit	(472,755)	(477,763)
Accumulated other comprehensive income	6,656	5,852
Total stockholders’ deficit	(112,066)	(119,959)
	$505,833	$549,369

See accompanying notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$5,008	$(14,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,288	4,508
Amortization	9,840	11,866
Service parts lower of cost or market adjustment	3,026	4,385
Gain on debt extinguishment	(13,077)	—
Deferred income taxes	(153)	(20)
Share-based compensation	2,138	2,694
Changes in assets and liabilities:
Accounts receivable	19,342	33,534
Manufacturing inventories	4,183	(4,973)
Service parts inventories	1,845	(484)
Accounts payable	5,705	(10,289)
Accrued warranty	(544)	(1,343)
Deferred revenue	5,079	(1,255)
Accrued restructuring charges	(14)	(493)
Accrued compensation	(3,540)	(1,434)
Income taxes payable	(1,580)	(321)
Other assets and liabilities	(7,210)	3,477
Net cash provided by operating activities	33,336	25,514

Cash flows from investing activities:
Purchases of property and equipment	(1,916)	(1,704)
Net cash used in investing activities	(1,916)	(1,704)

Cash flows from financing activities:
Borrowings of long-term debt, net	73,872	—
Repayments of long-term debt	(40,521)	(50,000)
Repayments of convertible subordinated debt	(74,104)	—
Payment of taxes due upon vesting of restricted stock	(57)	(9)
Proceeds from issuance of common stock, net	—	42
Net cash used in financing activities	(40,810)	(49,967)

Net decrease in cash and cash equivalents	(9,390)	(26,157)
Cash and cash equivalents at beginning of period	87,305	93,643
Cash and cash equivalents at end of period	$77,915	$67,486

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

Note 2: BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2009 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2009 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 30, 2009. We have presented service parts lower of cost or market adjustment separately from amortization in the prior year Condensed Consolidated Statement of Cash Flows to conform to current period presentation. This reclassification has no effect on total assets, stockholders’ deficit, net loss or cash flows as previously presented.

Note 3: SIGNIFICANT ACCOUNTING POLICIES; NEW ACCOUNTING STANDARDS

The significant accounting policies used in the preparation of our Condensed Consolidated Financial Statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 30, 2009.

On April 1, 2009, we adopted a number of accounting pronouncements, none of which had a material impact to our Condensed Consolidated Financial Statements. These pronouncements include: Business Combinations, Non-controlling Interests in Consolidated Financial Statements, Determinations of the Useful Life of Intangible Assets, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion, Interim Disclosure about Fair Value of Financial Instruments, Nonfinancial Asset and Liability Fair Value Measurements, Equity Method Investment Accounting Considerations and Subsequent Events.

There have not been any accounting pronouncements issued during the first quarter of fiscal 2010 that we expect will materially impact our results of operations or financial condition.

Note 4: OTHER INVESTMENTS AND FAIR VALUE

Other Investments

Other investments consist of private technology venture limited partnerships that are recorded in other long-term assets on the Condensed Consolidated Balance Sheets. At both June 30, 2009 and March 31, 2009, we held $1.6 million of investments in private technology venture limited partnerships that are accounted for under the equity method. We recorded negligible losses for the three months ended June 30, 2009 related to these limited partnership investments as compared to a $0.1 million gain for the period ending June 30, 2008. These gains and losses are primarily based on the general partners’ estimates of the fair value of nonmarketable securities held by the partnerships and realized gains and losses from the partnerships’ disposal of securities.

We held $1.1 million and $0.9 million in deferred compensation investments at June 30, 2009 and March 31, 2009, respectively, which are recorded in other current assets on the Condensed Consolidated Balance Sheet. We realized a $0.1 million gain in the first quarter of fiscal 2010 compared to negligible losses in the first quarter of fiscal 2009. Gains and losses realized from these investments and the other investments are included in interest and other income, net, on the Condensed Consolidated Statements of Operations.

We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability.

Fair Value

Following is a summary table of assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	As of June 30, 2009	As of March 31, 2009
Assets:
Money market funds	$67,990	$75,350
Deferred compensation investments	1,071	910
Liabilities:
Deferred compensation liabilities	1,071	910
Derivatives	1,039	1,175

Following are the fair values of assets and liabilities measured and recorded at fair value on a recurring basis by input level as of June 30, 2009 (in thousands):

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$67,990	$—	$67,990
Deferred compensation investments	—	1,071	—	1,071
Liabilities:
Deferred compensation liabilities	—	1,071	—	1,071
Derivatives	—	1,039	—	1,039

The above fair values are based on quoted market prices at the respective balance sheet dates.

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, intangible assets and goodwill. We did not have any non-recurring assets measured at fair value in the first quarter of fiscal 2010 or 2009. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value and fair value of these financial liabilities at June 30, 2009 and March 31, 2009 were as follows (in thousands):

	As of June 30, 2009		As of March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Suisse term loan(1)	$207,478	$169,095	$248,000	$155,000
Initial EMC term loan(2)	75,418	75,418	—	—
Convertible subordinated notes(3)	72,819	69,178	160,000	108,051

(1)	Fair value based on broker quotes.
(2)	Fair value is estimated at carrying value due to recent completion of this loan agreement and unchanged prime interest rate.
(3)	Fair value at June 30, 2009 was based on pricing from a private transaction on June 26, 2009. There were not public, market trades either shortly before or after June 30, 2009. Fair value at March 31, 2009 was based on quoted market prices.

Note 5: MANUFACTURING INVENTORIES AND SERVICE PARTS INVENTORIES

Manufacturing inventories and service parts inventories consisted of the following (in thousands):

	June 30, 2009	March 31, 2009
Manufacturing inventories:
Raw materials and purchased parts	$25,943	$28,100
Work in process	3,370	3,669
Finished goods	26,479	29,468
	$55,792	$61,237

Service parts inventories:
Component parts	$24,531	$26,607
Finished goods	34,889	36,422
	$59,420	$63,029

Note 6: GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2009 and March 31, 2009, goodwill and intangible assets, net of amortization, were $147.0 million and $156.0 million, respectively, and represented approximately 29% and 28% of total assets, respectively. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the first quarter of fiscal 2010 we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable intangible assets, and determined there were no indicators of impairment. Our conclusion considered both quantitative and qualitative factors. Qualitative factors supporting our conclusion included our assessment that there have been no material adverse changes to the overall business climate, current events or the long-term economic outlook since completion of our impairment assessments during the fourth quarter of fiscal 2009.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	As of June 30, 2009			As of March 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,167	$(144,594)	$43,573	$188,167	$(139,019)	$49,148
Trademarks	27,260	(24,899)	2,361	27,260	(24,696)	2,564
Non-compete agreements	500	(293)	207	500	(268)	232
Customer lists	108,219	(54,118)	54,101	108,219	(50,927)	57,292
	$324,146	$(223,904)	$100,242	$324,146	$(214,910)	$109,236

Total intangible amortization expense was $9.0 million and $11.2 million for the first quarter of fiscal 2010 and 2009, respectively.

Note 7: ACCRUED WARRANTY AND INDEMNIFICATIONS

The following table details the change in the accrued warranty balance (in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008
Beginning balance	$11,152	$19,862
Additional warranties issued	1,678	4,605
Adjustments for warranties issued in prior fiscal years	915	560
Settlements	(3,137)	(6,508)
Ending balance	$10,608	$18,519

Warranties

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

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of June 30, 2009 and March 31, 2009, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Note 8: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

Debt balances consist of the following (in thousands):

	June 30, 2009	March 31, 2009
Convertible subordinated debt	$72,819	$160,000
Credit Suisse term loan	207,478	248,000
Initial EMC term loan	75,418	—
	$355,715	$408,000

Convertible Subordinated Debt

On July 30, 2003, we issued 4.375% convertible subordinated notes (“the notes”) in the aggregate principal amount of $160 million in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holders at any time prior to maturity into an aggregate of 36.8 million shares of Quantum common stock at a conversion price of $4.35 per share.

Tender Offer for Convertible Subordinated Notes

On June 3, 2009, $87.2 million of aggregate principal of the notes were tendered in exchange for $850 per $1,000 principal amount, or $74.1 million. We also paid $1.3 million of accrued and unpaid interest on the notes tendered. As of June 30, 2009 we had $72.8 million in aggregate principal amount of convertible subordinated notes outstanding.

Gain on Debt Extinguishment, Net of Costs

In connection with settlement of the notes tendered during the first quarter of fiscal 2010, we recorded an $11.3 million gain on debt extinguishment, net of costs. This gain is comprised of the gross gain of $13.1 million from the notes tendered, reduced by $1.4 million in expenses and $0.4 million of unamortized debt costs related to the tendered notes. The $0.4 million of unamortized debt costs that were written off are included as a component of amortization in the Condensed Consolidated Statements of Cash Flows.

Private Transaction to Purchase Additional Convertible Subordinated Notes

On June 26, 2009, we entered into a private transaction with a noteholder to purchase $50.7 million of aggregate principal amount of notes for $48.2 million, which will increase the total notes refinanced to $137.9 million of aggregate principal amount. This transaction was completed on July 1, 2009 decreasing the aggregate principal amount of notes outstanding to $22.1 million.

Long-Term Debt

Credit Suisse Credit Agreement

On July 12, 2007, we refinanced a prior credit facility by entering into a senior secured credit agreement with Credit Suisse (“CS credit agreement”) providing a $50 million revolving credit facility and a $400 million term loan. We borrowed $400 million on the term loan to repay all borrowings under a prior credit facility. We incurred and capitalized $8.1 million of loan fees related to the CS credit agreement which are included in other long-term assets in our Condensed Consolidated Balance Sheets. These fees are being amortized to interest expense over the respective loan terms.

Under the CS credit agreement, the $400 million term loan matures on July 12, 2014, but is subject to accelerated maturity on February 1, 2010 if we do not repay, refinance to extend the maturity date, or convert into equity at least $125 million of the $160 million convertible subordinated debt prior to February 1, 2010. The private transaction described above was completed on July 1, 2009; therefore, we are no longer at risk of acceleration of the maturity date related to this refinancing requirement. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 4.10% at June 30, 2009.

Commencing September 30, 2007, we began to make required quarterly principal payments on the term loan based on a formula in the CS credit agreement and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time; however, for any prepayments made before July 12, 2008 a prepayment fee of 1% of the principal amount being prepaid was assessed on such prepayments. During the first quarter of fiscal 2010 and 2009, we made principal payments of $40.5 million and $50.0 million, respectively. We incurred $0.5 million in prepayment fees in the first quarter of fiscal 2009.

Under the CS credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. As of June 30, 2009, we have letters of credit totaling $1.5 million, reducing the amounts available to borrow on the revolver to $48.5 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loan including a limitation on issuing dividends or repurchasing our stock. As of June 30, 2009, we were in compliance with the debt covenants. We did not borrow from the revolving credit facility during the first quarter of fiscal 2010 or 2009. Our outstanding term debt under the CS credit agreement was $207.5 million at June 30, 2009 and $248.0 million at March 31, 2009.

Amendment to Credit Suisse Credit Agreement

We amended our CS credit agreement on April 15, 2009 (the “Amendment”). The Amendment permits us to refinance through issuance of equity or repurchase with our or any other funds the final $25.0 million outstanding convertible debt. The Amendment also eliminated certain requirements to make mandatory prepayments with excess cash flow. As a condition of the Amendment, once we have refinanced a total of $135.0 million aggregate principal amount of the notes under the Amendment, we agreed to prepay another $20.0 million of principal on the CS credit agreement term loan.

EMC Credit Agreements

On June 3, 2009, we entered into an initial term loan agreement with EMC International Company (“initial EMC loan agreement”) and on June 5, 2009 we borrowed $75.4 million, of which $74.1 million was used to purchase the notes tendered and $1.3 million was used for payment of accrued interest on the notes tendered. We incurred and capitalized $1.5 million of loan fees related to the initial EMC loan agreement which are included in other long-term assets in our Condensed Consolidated Balance Sheets. These fees are being amortized to interest expense over the loan term.

The initial EMC loan agreement requires quarterly interest payments and bears a 12.0% fixed interest rate. Borrowings under the initial EMC loan agreement are junior to borrowings under our CS credit agreement and senior to all other indebtedness. There are no financial covenants and it is not secured by any collateral. Under the initial EMC loan agreement, the $75.4 million term loan matures on September 30, 2014 and allows prepayments to the extent not prohibited under our CS credit agreement. In the event we replace or refinance our CS credit agreement, the term loan matures the later of August 1, 2010 or one day after such replacement or refinancing. In the event that we use cash on hand to repay all amounts outstanding under the CS credit agreement, we will have the option to exchange the initial EMC term loan for a senior secured term loan with terms substantially the same as the initial EMC loan agreement but with security, covenants and events of default similar to those contained in the CS credit agreement.

On June 29, 2009, we entered into a subsequent term loan agreement with EMC International Company (“subsequent EMC loan agreement”) that provides up to $49.6 million to fund the purchase of additional notes in the private transaction described above. Borrowings under the subsequent EMC loan agreement have terms substantially similar to borrowings under the initial EMC loan agreement, including quarterly interest payments at a 12.0% fixed interest rate. The subsequent EMC loan agreement provides for two tranches of borrowings, with Tranche A having a scheduled maturity date of September 30, 2014 and Tranche B having a scheduled maturity date of December 31, 2011. Tranche A allows borrowings of up to $24.6 million and Tranche B allows borrowings of up to $25.0 million. Borrowings under the two tranches must be made concurrent with each other in a single draw. We did not draw on the subsequent EMC loan agreement during the first quarter of fiscal 2010.

Note 9: DERIVATIVES

We do not engage in hedging activity for speculative or trading purposes. Under the terms of the CS credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009. We had an interest rate collar instrument with a financial institution that fixed the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% commencing the third quarter of fiscal 2007 through December 31, 2008 (“Collar 1”). We entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixed the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixes the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 2009 (“Collar 2”). Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current three month LIBOR rate on the notional amount.

During the first quarter of fiscal 2010, the three month LIBOR rate was below the floor of Collar 2 and we incurred $0.4 million in additional interest expense. During the first quarter of fiscal 2009, the three month LIBOR rate was within the floor and cap of Collar 2, but was below the floor of Collar 1 and we incurred $0.4 million in additional interest expense.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting and we record the change in fair market value in interest income and other, net in the Condensed Consolidated Statements of Operations and in other accrued liabilities in the Condensed Consolidated Balance Sheets. We recognized a gain of $0.1 million in the first quarter of fiscal 2010 and a gain of $1.3 million in the first quarter of fiscal 2009. As of June 30, 2009 and March 31, 2009, the cumulative loss on the interest rate collar was $1.0 million and $1.2 million, respectively.

	As of June 30, 2009
	Derivative Assets		Derivative Liabilities
	Location in the Consolidated Statement of Financial Position	Fair Value	Location in the Consolidated Statement of Financial Position	Fair Value
Interest rate collar derivatives	—	$—	Other accrued liabilities	$1,039

	For the three months ended June 30, 2009
	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives	Location of Gain on Hedged Item	Amount of Gain Recognized in Income Attributable to Risk Being Hedged
Interest rate collar derivatives	Interest income and other, net	$136	—	$—

Note 10: RESTRUCTURING CHARGES

In fiscal 2009 and continuing in fiscal 2010, restructuring actions that consolidated operations supporting the business were undertaken to improve operational efficiencies and to adapt our operations in recognition of economic conditions. The types of restructuring expense (benefit) for the three months ended June 30, 2009 and 2008 were (in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008
Severance and benefits	$327	$(50)
Facilities	2,982	—
Other	(199)	—
Total	$3,110	$(50)

Fiscal 2010

During the first quarter of fiscal 2010, severance and benefits restructuring expenses were primarily due to eliminating additional positions in the U.S. and to a lesser extent receiving new information related to on-going settlement negotiations with various local authorities in Europe.

We vacated a facility in Irvine, California during the first quarter of fiscal 2010 and accrued $2.7 million for the remaining contractual lease payments of this facility. We incurred $0.2 million in facility restructuring expenses to consolidate operations from the vacated facility into other locations during the first quarter of fiscal 2010.

Other restructuring benefits were due to negotiating a $0.2 million reduction in our liability with a vendor related to a research and development program cancelled in a prior year.

Fiscal 2009

During the first quarter of fiscal 2009, we did not initiate any new restructuring actions. Restructuring benefits during the first quarter of fiscal 2009 were primarily the result of changes in estimates of severance and benefits payable to impacted employees.

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	For the three months ended June 30, 2009
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2009	$3,454	$628	$599	$4,681
Restructuring charges	429	2,982	—	3,411
Reversals	(102)	—	(199)	(301)
Cash payments	(2,506)	(649)	—	(3,155)
Non-cash charges	31	—	—	31
Balance as of June 30, 2009	$1,306	$2,961	$400	$4,667

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2010	$1,306	$1,099	$400	$2,805
Fiscal 2011 to 2012	—	1,862	—	1,862
	$1,306	$2,961	$400	$4,667

The $4.7 million restructuring accrual as of June 30, 2009 is comprised of obligations for severance and benefits and vacant facilities in addition to noncancellable purchase obligations for research and development programs. We expect both the severance and benefits liability and the noncancellable purchase obligations to be paid in fiscal 2010. The facilities charges relating to vacant facilities in the U.S. will be paid over their respective lease terms, which continue through fiscal 2012.

Note 11: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Overview

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers and affiliates. The Plans have 110.6 million shares of stock authorized of which 23.2 million shares of stock were available for grant as of June 30, 2009.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. There were 9.2 million shares available for issuance as of June 30, 2009. The Board of Directors suspended the Purchase Plan in the fourth quarter of fiscal 2009 until our stock price is sufficiently above $1.00 per share. Our stock price has not increased to a level sufficient to reinstate the Purchase Plan.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008
Share-based compensation:
Cost of revenue	$300	$355
Research and development	638	765
Sales and marketing	458	741
General and administrative	742	833
	$2,138	$2,694

Share-based compensation (by type of award):
Stock options	$403	$1,013
Restricted stock	1,735	1,145
Stock purchase plan	—	536
	$2,138	$2,694

Stock Options

The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the first quarter of fiscal 2010 and 2009 were based on estimates at the date of grant as follows:

	Three Months Ended
	June 30, 2009	June 30, 2008
Option life (in years)	3.9	4.0
Risk-free interest rate	1.61%	2.53%
Stock price volatility	105.95%	46.03%
Dividend yield	—	—
Weighted-average grant date fair value	$0.70	$0.82

Restricted Stock

The fair value of the restricted stock units granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock units granted during the first quarter of fiscal 2010 and 2009 were $1.17 and $2.16, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted during the first quarter of fiscal 2010 or 2009.

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2009	25,626	$3.02
Granted	127	0.98
Forfeited	(789)	3.13
Expired	(125)	13.54
Outstanding as of June 30, 2009	24,839	$2.95	3.79	$95
Vested and expected to vest at June 30, 2009	24,461	$2.97	3.76	$77
Exercisable as of June 30, 2009	19,610	$3.12	3.54	$—

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2009	6,258	$1.78
Granted	853	1.17
Vested	(173)	1.76
Forfeited	(168)	1.81
Nonvested at June 30, 2009	6,770	$1.70

Note 12: INCOME TAXES

Income tax provision for the first quarter of fiscal 2010 and 2009 was $0.8 million and $0.9 million, respectively. The tax provision for both the first quarter of fiscal 2010 and fiscal 2009 reflects expenses for foreign income taxes and state taxes.

Note 13: NET INCOME (LOSS) PER SHARE

Equity Instruments Outstanding

We have granted stock options and restricted stock units under our Plans that, upon exercise and vesting, respectively, would increase shares outstanding. We issued 4.375% convertible subordinated notes which are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.35 per share. These notes, if converted, would increase shares outstanding.

On June 17, 2009, we entered into an agreement with EMC Corporation ("EMC”) which provides for the issuance of certain warrants. On June 23, 2009 we issued a warrant to EMC to purchase 10 million shares of our common stock at a $0.38 per share exercise price. This warrant will vest and be exercised only in the event of a change of control of Quantum and expires either seven years from the date of issuance or three years after a change of control, whichever occurs first. Due to these terms, no share-based compensation expense related to this warrant has been recorded to date.

In addition, under the June 17, 2009 agreement we will grant additional warrants to EMC based on a formula as described in our software license agreement with EMC, which are issuable to EMC within 30 days following August 31, 2010 and August 31, 2011 with the same vesting and exercise conditions as the warrant issued June 23, 2009. In no event shall warrants be issued or exercisable to the extent that issuance or exercise would result in EMC holding, or being deemed to hold, more than 15% of our issued and outstanding capital stock. Upon exercise, warrants would increase shares outstanding.

Net Income (Loss) per Share

The following is our computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	Three Months Ended
	June 30, 2009	June 30, 2008
Net income (loss)	$5,008	$(14,338)
Interest on dilutive notes	690	—
Gain on debt extinguishment, net of costs	(11,290)	—
Net loss for purposes of computing net loss per diluted share	$(5,592)	$(14,338)
Weighted average shares and common share equivalents (“CSE”):
Basic	210,257	206,915
Dilutive CSE from stock plans	1,253	—
Dilutive CSE from warrants	476	—
Dilutive CSE from convertible notes	14,536	—
Diluted	226,522	206,915

The computations of diluted net income (loss) per share for the periods presented exclude the following because the effect would have been anti-dilutive:

  4.375% convertible subordinated notes issued in July 2003, which are convertible into shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share. At June 30, 2009 and 2008, weighted equivalent shares of 16.7 million and 36.8 million, respectively, were excluded.
  Options to purchase 24.6 million shares and 27.9 million shares of Quantum common stock, which were outstanding as of June 30, 2009 and 2008, respectively.
  Unvested restricted stock units for 4.9 million shares at June 30, 2008.

Note 14: COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of tax, if any, for the three months ended June 30, 2009 and 2008 was (in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008
Net income (loss)	$5,008	$(14,338)
Net unrealized gains on revaluation of long-term intercompany balance, net of tax	875	258
Foreign currency translation adjustment, net of tax	(71)	(106)
Total comprehensive income (loss)	$5,812	$(14,186)

Note 15: COMMITMENTS AND CONTINGENCIES

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures manufacturing inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact to the contract manufacturer for any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete manufacturing inventory. As of June 30, 2009 and March 31, 2009, we had issued non-cancelable purchase commitments for $44.0 million and $48.4 million, respectively, to purchase finished goods from our contract manufacturers and had accrued $0.4 million and $0.5 million as of June 30, 2009 and March 31, 2009, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete manufacturing inventory.

Note 16: SUBSEQUENT EVENTS

We have evaluated subsequent events through August 7, 2009, the issuance date of our June 30, 2009 financial statements.

Private Transaction to Purchase Additional Convertible Subordinated Notes

As described in Note 8 “Convertible Subordinated Debt and Long-term Debt,” on June 26, 2009 we entered into a private transaction with a noteholder to purchase additional convertible subordinated notes. On July 1, 2009, we paid $48.2 million to purchase $50.7 million of aggregate principal amount of notes for $950 per $1,000 principal amount. We also paid $0.9 million in accrued and unpaid interest on the notes on July 1, 2009. We funded the $49.1 million with $2.8 million of our own funds and the remaining $46.3 million from loans described below.

Subsequent EMC Loan Agreement

As described in Note 8 “Convertible Subordinated Debt and Long-term Debt,” we entered into a subsequent EMC loan agreement for up to $49.6 million to fund the private refinancing transaction. On July 1, 2009, we drew $24.6 million on the Tranche A Term Loan and $21.7 million on the Tranche B Term Loan under the subsequent EMC loan agreement to fund the majority of the private transaction described above.

Credit Suisse Credit Agreement Amendment

Under the April 15, 2009 amendment to our CS credit agreement, we agreed to prepay $20.0 million of principal on the CS credit agreement term loan within five days of refinancing at least $135.0 million aggregate principal amount of the notes. On July 6, 2009, we made this $20.0 million principal prepayment.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our performance for the second quarter of fiscal 2010; (2) our expectations regarding our ongoing efforts to reduce our cost structure; (3) our expectations regarding the amounts and timing of any future restructuring charges, including cost-savings resulting therefrom; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (5) our expectations relating to growing our disk-based backup, software and services businesses; (6) our research and development plans and focuses; (7) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for the next 12 months; (8) our expectations about the timing and maximum amounts of our future contractual payment obligations; (9) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (10) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) the consequences of the continued U.S. and global financial crisis and the accompanying worldwide recession; (4) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for tape drives, devices, media, tape automation systems, disk-based backup systems and software solutions; (5) our ability to achieve anticipated gross margin levels; (6) our ability to maintain supplier relationships; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to capitalize on changes in market demand; (10) the availability of credit on terms that are beneficial to us, particularly in light of the continuing global credit crisis and worldwide recession; (11) our ability to comply with the New York Stock Exchange (“NYSE”) continued listing requirements to the satisfaction of the NYSE; and (12) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

For fiscal 2010 we identified the following key objectives to enable us to improve our operating results:

  Building out our edge-to-core product and solutions portfolio;
  Articulating and communicating our edge-to-core vision to customers and end-users;
  Executing our go-to-market model to improve our alignment with our channel partners and
  Completing a capital structure solution to address our convertible debt refinancing requirement.

We have embarked on a broad-based, new product cycle to expand our growth platform for disk-based backup and software solutions centered on deduplication and replication. Industry data suggests the market for target based deduplication systems is growing substantially despite the challenging economic environment and we believe we are well positioned to capitalize on this opportunity. In the past two months, we have introduced new products and enhancements to build out our edge-to-core product and solutions portfolio including the DXi2500-D, Quantum Vision 3.0, the esXpressTM backup software module and qualified the DXi7500 with Symantec OpenStorage direct-to-tape capability.

The DXi2500-D is a high-performance, low-cost deduplication appliance for remote and branch offices, or the edge, optimized for replication back to a central data center, or the core. We believe it offers significantly increased capacity at a similar price as competitor products. Quantum Vision 3.0 is an improved version of our backup management and reporting software that works across sites and our disk-based backup and tape automation systems. The esXpress backup software module provides a scalable and easy-to-use data protection solution for VMware environments using DXi-Series disk-based backup systems.

The recent acquisition of Data Domain, Inc. by EMC Corporation (“EMC”) and the bidding surrounding its acquisition has emphasized the significance of the deduplication market and competitive strengths and weaknesses of the various storage companies. This market consolidation changes portions of our strategy. The emphasis on building out our product and solutions portfolio is unchanged. However, we anticipate quarterly EMC software license revenue will begin to decline in the first quarter of fiscal 2011. In addition, we have shifted our go-to-market focus to emphasize building our branded disk-based backup business in the areas where we have particular strength, such as VTL environments where our scalability, tape integration and consultative approach are valued by customers has become a higher priority. We are also in discussions with new, potential go-to-market partners and believe we will engage with one or more of these potential partners in the future.

Our forward momentum of becoming a more systems focused company, improving and optimizing our core tape business and building a growth platform in data deduplication and replication continued to advance during the quarter. We believe the backup redesign, disaster recovery and compliance and archive segments of the storage industry will be the top storage spending priorities in the market according to several external surveys. We view our tape automation systems business as a mature segment of these solutions and have worked to improve our branded sales productivity and decrease our manufacturing cost structure for these products. Our investments in tape automation systems are intended to improve margins. We are selectively innovating and extending our platform, including the recent introduction of a new tape encryption solution. We plan to introduce a new platform in the midrange product family to improve our competitive position and provide incremental margin in this mature market segment. We are also working with our channel partners to take advantage of opportunities to reach end customers that have historically chosen competitor products, but due to consolidation in the market, we believe are more likely to select our products and solutions.

As of July 1, 2009, we have completed a capital structure solution which addresses the requirement that at least $135.0 million of our convertible subordinated debt must be refinanced by February 2010 under our senior secured credit agreement with Credit Suisse (“CS credit agreement”). We are no longer at risk of accelerated maturity of our CS credit agreement term debt related to this convertible debt refinancing requirement. Between March 31, 2009 and July 1, 2009, we successfully reduced our overall debt level by $16.2 million related to this capital structure solution. In addition, we made principal payments of $40.5 million on our CS credit agreement term loan during the first quarter of fiscal 2010 and made another principal payment of $20.0 million on July 6, 2009. Over the course of 14 weeks, we have reduced our outstanding debt by 19%, or $76.7 million, from these principal payments and refinancing our convertible debt.

Although the deduplication and replication market is growing in this challenging economic environment, there remains a significant risk that demand for backup, storage and archive solutions will soften further as our customers carefully manage their IT investments. We believe in this constrained environment, customers will be implementing tiered storage solutions more aggressively as part of their efforts to reduce their overall storage costs. This represents a key opportunity for our branded DXi-Series products, our deduplication software and our StorNext products.

Results

During the first quarter of fiscal 2010, we operated in a very challenging economic environment, which impacted our revenue results, yet our business model progress enabled us to show improvements in our gross margin and operating income compared to the prior year. Total revenue for the first quarter of fiscal 2010 decreased 28% to $160.3 million from $221.8 million in the first quarter of fiscal 2009 primarily reflecting a significantly weaker economy, a continued sales mix shift toward higher margin opportunities and lower-than-expected branded tape automation system volumes outside North America. Disk-based backup systems and software solutions increased to 11% of total revenue and 16% of product revenue in the first quarter of fiscal 2010 from 8% of total revenue and 12% of product revenue in the first quarter of fiscal 2009. We increased the proportion of branded tape automation systems revenue relative to OEM tape automation systems revenue and also increased the proportion of enterprise and mid-range tape automation product revenues in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

Gross margin and product gross margin increased 470 basis points and 450 basis points, respectively, for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 largely due to this shift in our revenue mix and cost reductions. Branded sales comprised 71% of non-royalty revenue for the first quarter of fiscal 2010 compared to 66% for the first quarter of fiscal 2009. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM software license revenue provides one of our highest product margins. Decreased demand in the global IT market has increased competition for sales resulting in pricing pressure on the majority of our products. We continue to address this price-competitive environment by managing our costs and continuing to shift our revenue mix toward higher margin opportunities. Service gross margin increased 720 basis points in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to efficiencies in our service delivery model.

Operating expenses decreased 24% to $61.4 million for the first quarter of fiscal 2010 from $81.0 million in the prior year. A 32% decrease in sales and marketing expenses comprised the majority of the $19.6 million operating expense reduction. We have reduced our overall sales and marketing expenditures to reflect our product portfolio and go-to-market partners through a variety of cost-reduction initiatives. These sales and marketing expense decreases were primarily due to reduced salaries and benefits from decreased headcount as a result of restructuring actions. In addition, general and administrative expenses decreased $7.5 million, or 34%, while research and development expenses decreased $2.5 million, or 13%, compared to the first quarter of fiscal 2009. Partially offsetting these decreases were increased restructuring charges primarily due to consolidating facilities. We have focused on improving our profitability by exiting certain lower margin OEM and entry-level markets, reducing both the associated cost of sales and operating expenses to support the business while investing strategically to advance our disk-based backup systems, software solutions and enterprise and midrange tape automation platforms.

Interest expense decreased $3.1 million in the first quarter of fiscal 2010 compared to the first quarter of the prior year primarily due to principal payments on our CS credit agreement term loan over the past year. During the first quarter of fiscal 2010, we refinanced $87.2 million of aggregate principal of our convertible subordinated debt (“the notes”) through a tender offer in exchange for $850 per $1,000 principal amount, or $74.1 million. In connection with settlement of the notes tendered, we recorded a gain on debt extinguishment, net of costs, of $11.3 million during the first quarter of fiscal 2010.

The combination of increased gross margin percentage, decreased operating expenses, decreased interest expense and the net gain on debt extinguishment resulted in net income of $5.0 million for the first quarter of fiscal 2010 compared to a net loss of $14.3 million for the first quarter of fiscal 2009. In addition, we generated $33.3 million of cash flow from operations in the first quarter of fiscal 2010 compared to $25.5 million of cash flow from operations in the first quarter of fiscal 2009.

For the second quarter of fiscal 2010, we anticipate total revenue between $160 million and $170 million, a small improvement in gross margin and slightly higher operating expenses than the first quarter of fiscal 2010. We expect this combination to result in similar to slightly increased operating income in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	June 30, 2009	% of revenue	June 30, 2008	% of revenue	Change	% Change
Product revenue	$105,224	65.6%	$157,584	71.1%	$(52,360)	(33.2)%
Service revenue	38,902	24.3%	42,257	19.0%	(3,355)	(7.9)%
Royalty revenue	16,214	10.1%	21,950	9.9%	(5,736)	(26.1)%
Total revenue	$160,340	100.0%	$221,791	100.0%	$(61,451)	(27.7)%

Total revenue decreased in the first quarter of fiscal 2010 primarily reflecting a significantly weaker economy reducing demand for products and a continued sales mix shift decreasing revenues from certain lower margin OEM and entry-level products compared to the first quarter of fiscal 2009. Although North America branded revenue showed sequential improvement this quarter, we expect economic conditions to remain slow in the second quarter of fiscal 2010 and anticipate total revenue for the upcoming quarter to be relatively similar to, or slightly higher than, the first quarter of fiscal 2010. We believe our greatest opportunities for revenue growth in the second quarter of fiscal 2010 will be in disk-based backup systems and software solutions as our new products and features gain traction in the market.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $52.4 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, primarily due to decreased sales of our branded products. Sales of products to our OEM customers also decreased as expected in the first quarter of fiscal 2010 compared to the prior year.

	Three Months Ended
(In thousands)	June 30, 2009	% of revenue	June 30, 2008	% of revenue	Change	% Change
Disk-based backup systems and software solutions	$16,840	10.5%	$18,208	8.2%	$(1,368)	(7.5)%
Tape automation systems	61,144	38.1%	85,684	38.6%	(24,540)	(28.6)%
Devices and non-royalty media	27,240	17.0%	53,692	24.2%	(26,452)	(49.3)%
Total revenue	$105,224	65.6%	$157,584	71.1%	$(52,360)	(33.2)%
Percentage columns may not add due to rounding.

We have focused on growing the higher margin areas of our business. In response to the challenging economic environment, shifting our revenue mix to higher margin areas of our business, such as disk-based backup systems and software solutions, is a high priority. Revenue from disk-based backup systems and software solutions decreased $1.4 million in the first quarter of fiscal 2010 to $16.8 million compared to the first quarter of fiscal 2009. This decrease was primarily due to reduced sales of our DXi-series disk-based products, mostly offset by increased OEM software license revenue. Although revenue decreased in the first quarter of fiscal 2010 compared to fiscal 2009, disk-based backup systems and software solutions comprised a greater proportion of both product revenue and total revenue. We expect increases in our disk-based backup systems and software solutions revenue in the future from several newly released disk-based backup systems and upgrades as they gain traction in the market.

Although North America had approximately the same branded tape automation revenue in the first quarter of fiscal 2010 as the first quarter of fiscal 2009, tape automation systems revenue decreased largely due to weakness in the worldwide economy, especially in Europe. We increased the proportion of branded tape automation systems revenue to OEM tape automation systems revenue and also increased the proportion of enterprise and mid-range tape automation product revenues in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Tape automation systems revenue for the quarter decreased $24.5 million to $61.1 million, with over half of the decline due to reduced sales of OEM products, especially our entry-level products. Branded tape automation systems revenue declines were also primarily from decreased sales of entry-level products.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined $26.5 million to $27.2 million compared to the first quarter of fiscal 2009, primarily due to anticipated decreases in sales of older technology devices that are nearing end of life in both the branded channels and with our OEM customers. We continue to be strategic in media sales opportunities and have not pursued media revenues that do not provide sufficient margins. Media revenue decreases were consistent with our expectations and were 40% lower than the first quarter of fiscal 2009.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue decreased $3.4 million compared to the first quarter of the prior year, largely due to decreased OEM product repair services and to a lesser extent reduced hardware service contract revenues from our OEM customers. Service revenue from our branded products increased slightly in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

We have noticed several recent changes in customer trends in the first quarter of fiscal 2010 that are reducing service revenues, including customers renewing their service contracts for shorter periods than the typical annual period, choosing lower cost and less stringent response time service levels and waiting longer periods after a contract lapses to renew. It appears these trends are in response to the slow economy and reduced IT budgets. We expect service revenue to be slightly lower in the second quarter of fiscal 2010 due to these trends.

Royalty Revenue

Tape media royalties decreased $5.7 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to lower media unit sales sold by media licensees. Royalties from maturing DLT media decreased more than royalties related to LTO media compared to the first quarter of fiscal 2009. For the first quarter in several periods, LTO media royalties showed sequential growth. In the second quarter of fiscal 2010, we expect LTO royalties will continue to increase modestly and DLT royalties will further decline resulting in similar to slightly higher media royalties than the first quarter of fiscal 2010.

Gross Margin

	Three Months Ended
(In thousands)	June 30, 2009	Gross margin %	June 30, 2008	Gross margin %	Change	% Change
Product gross margin	$33,138	31.5%	$42,581	27.0%	(9,443)	(22.2)%
Service gross margin	12,291	31.6%	10,308	24.4%	1,983	19.2%
Royalty gross margin	16,214	100.0%	21,950	100.0%	(5,736)	(26.1)%
Gross margin	$61,643	38.4%	$74,839	33.7%	$(13,196)	(17.6)%

The 470 basis point increase in gross margin percentage during the three months ended June 30, 2009 compared to the prior year was largely due to a shift in our revenue mix toward higher margin revenues and cost reductions. We emphasized sales of our disk-based backup systems and software solutions as well as enterprise and mid-range branded products. Gross margins were also favorably impacted by cost-saving initiatives implemented in the current quarter and prior periods. We had a higher proportion of our product sales through branded channels compared to the first quarter of fiscal 2009. Branded sales comprised 71% of non-royalty revenue for the first quarter of fiscal 2010 compared to 66% for the first quarter of fiscal 2009. Sales of branded products typically generate higher gross margins than sales to our OEM customers. In the second quarter of fiscal 2010, we expect gross margin to be approximately the same to slightly higher than the first quarter of fiscal 2010.

Product Margin

Our product gross margin dollars decreased $9.4 million, or 22%, primarily due to decreased product revenue in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The product gross margin rate increased 450 basis points largely due to the combination of a shift in our revenue mix and improvements in our manufacturing cost structure. Product gross margin rate was favorably impacted by our shift in sales mix toward higher margin disk-based systems and software solutions as well as an increased proportion of enterprise and mid-range branded products. Cost cutting measures and manufacturing efficiencies implemented during the quarter and in the prior fiscal year also contributed to improved product gross margins compared to the first quarter of fiscal 2009.

Service Margin

Service gross margin dollars increased $2.0 million, or 19%, primarily due to cost reductions in our service delivery model compared to the prior year. Service gross margin percentage increased 720 basis points in the first quarter of fiscal 2010 despite decreased service revenues. Efficiencies in our service delivery model that contributed to the increased service gross margin percentage included streamlining processes, consolidating service inventory locations, reducing headcount, decreasing third party external service providers and freight vendors.

Research and Development Expenses

	Three Months Ended
(In thousands)	June 30, 2009	% of revenue	June 30, 2008	% of revenue	Change	% Change
Research and development	$16,532	10.3%	$18,990	8.6%	$(2,458)	(12.9)%

Research and development expenses decreased $2.5 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to $1.5 million in reduced salaries and benefits from decreased headcount as a result of restructuring actions in the prior year. We also had a $0.4 million a decrease in depreciation due to research and development assets becoming fully depreciated during the prior fiscal year.

Sales and Marketing Expenses

	Three Months Ended

(In thousands)	June 30, 2009	% of revenue	June 30, 2008	% of revenue	Change	% Change
Sales and marketing	$27,293	17.0%	$40,037	18.1%	$(12,744)	(31.8)%

The $12.7 million decrease in sales and marketing expense for the three months ended June 30, 2009 was primarily due to a $6.8 million decrease in salaries and benefits as a result of reduction in force initiated in fiscal 2009. Cost-savings initiatives implemented company-wide also led to other sales and marketing expense decreases. The largest of these decreases were reduced travel expenses of $1.6 million and $0.9 million in trade show expenses. We also had a $0.7 million decrease in intangible amortization due to certain sales and marketing intangible assets becoming fully amortized in the prior year.

General and Administrative Expenses

	Three Months Ended
(In thousands)	June 30, 2009	% of revenue	June 30, 2008	% of revenue	Change	% Change
General and administrative	$14,505	9.0%	$22,025	9.9%	$(7,520)	(34.1)%

The $7.5 million decrease in general and administrative expenses for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was partially due to a $2.7 million reduction in legal expenses. In fiscal 2009 we had significant legal expenses associated with patent infringement lawsuits that were not repeated in fiscal 2010. Cost savings initiatives commencing in fiscal 2009 and continuing through the first quarter of fiscal 2010 were drivers of decreases across all general and administrative activities, the most significant included a $1.4 million decrease in salaries and benefits as a result of a reduction in force initiated in fiscal 2009 and a $0.7 million decrease for external service providers.

Restructuring Charges (Benefit)

	Three Months Ended
(In thousands)	June 30, 2009	% of revenue	June 30, 2008	% of revenue	Change	% Change
Restructuring charges (benefit)	$3,110	1.9%	(50)	—%	3,160	n/m

During the first quarter of fiscal 2010, we vacated a facility in Irvine, California and accrued $2.7 million for the remaining contractual lease payments of this facility. We incurred $0.2 million in facility restructuring expenses to consolidate operations from the vacated facility into other locations during the first quarter of fiscal 2010. For additional information, refer to Note 10 “Restructuring Charges.” Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps.

Interest Income and Other, Net

	Three Months Ended

(In thousands)	June 30, 2009	% of revenue	June 30, 2008	% of revenue	Change	% Change
Interest income and other, net	$4	—%	$1,482	0.7%	$(1,478)	(99.7)%

The $1.5 million decrease in interest income and other, net for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily due to the change in market value of our interest rate hedge compared to the prior year and to a lesser extent decreased interest income. Interest income decreased largely due to lower average balances of interest-earning assets and lower market interest rates in the first quarter of fiscal 2010 than the first quarter of fiscal 2009.

Interest Expense

	Three Months Ended
(In thousands)	June 30, 2009	% of revenue	June 30, 2008	% of revenue	Change	% Change
Interest expense	$5,651	3.5%	$8,775	4.0%	$(3,124)	(35.6)%

Interest expense decreased $3.1 million compared to the first quarter of fiscal 2009 primarily due to reducing our outstanding term debt balance under the CS credit agreement and to a lesser extent decreased market interest rates. During the first quarter of fiscal 2010, the weighted average balance outstanding on the CS credit agreement term loan was $217.3 million compared to $339.5 million for the first quarter of fiscal 2009, a 36% decrease. Although we reduced total debt by refinancing $87.2 million of our convertible subordinated debt during the current quarter, the impact to interest expense compared to the first quarter of fiscal 2009 was not significant since the transaction occurred late in this quarter and the replacement debt is at a higher interest rate.

Interest expense includes the amortization of debt issuance costs for debt facilities and prepayment fees. We also incurred $0.5 million in prepayment fees in the first quarter of fiscal 2009. For further information, refer to Note 8 “Convertible Subordinated Debt and Long-Term Debt” and Note 9 “Derivatives.”

Gain on Debt Extinguishment, Net of Costs

	Three Months Ended
(In thousands)	June 30, 2009	% of revenue	June 30, 2008	% of revenue	Change	% Change
Gain on debt extinguishment, net of costs	$11,290	7.0%	$—	—%	$11,290	n/m

During the first quarter of fiscal 2010, we refinanced $87.2 million aggregate principal amount of our convertible subordinated debt at $850 per $1,000 through a tender offer. In connection with this transaction, we recorded a gain on debt extinguishment, net of costs, of $11.3 million comprised of the gross gain of $13.1 million from the notes tendered, reduced by $1.4 million in expenses and $0.4 million of unamortized debt costs related to the tendered notes.

Income Taxes

	Three Months Ended
(In thousands)	June 30, 2009	% of pre-tax income	June 30, 2008	% of pre-tax loss	Change	% Change
Income tax provision	$838	14.3%	$882	(6.6)%	$(44)	(5.0)%

Income tax provision for the first quarter of fiscal 2010 and 2009 was $0.8 million and $0.9 million, respectively. Tax expense for both the first quarter of fiscal 2010 and 2009 reflects expenses for foreign income taxes and state taxes.

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

Amortization of Intangible Assets

The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008	Change
Cost of revenue	$5,475	$6,918	$(1,443)
Research and development	100	100	—
Sales and marketing	3,394	4,131	(737)
General and administrative	25	25	—
	$8,994	$11,174	$(2,180)

The decrease in intangible asset amortization for the first quarter of fiscal 2010 was due to purchased technology, trademark and customer list intangible assets that became fully amortized after the first quarter of fiscal 2009 as well as a tax adjustment made in the fourth quarter of fiscal 2009. For further information regarding amortizable intangible assets, refer to Note 6 “Goodwill and Intangible Assets.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008	Change
Share-based compensation:
Cost of revenue	$300	$355	$(55)
Research and development	638	765	(127)
Sales and marketing	458	741	(283)
General and administrative	742	833	(91)
	$2,138	$2,694	$(556)

The decrease in share-based compensation for the first quarter of fiscal 2010 was primarily due to cancellation of rights to purchase shares under our Purchase Plan. The Board of Directors suspended the Purchase Plan in the fourth quarter of fiscal 2009 until our stock price is sufficiently above $1.00 per share. Our stock price has not increased to a level sufficient to reinstate the Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008
Net income (loss)	$5,008	$(14,438)

Net cash provided by operating activities	$33,336	$25,514
Net cash used in investing activities	(1,916)	(1,704)
Net cash used in financing activities	(40,810)	(49,967)

Three Months Ended June 30, 2009

The $28.3 million difference between reported net income and cash provided by operating activities during the three months ended June 30, 2009 was primarily due a $19.3 million reduction in accounts receivable, a $5.7 million increase in accounts payable, a $5.1 million increase in deferred revenue and $5.1 million in non-cash items. The decrease in accounts receivable was primarily due to lower sales and strong collections during the first quarter of fiscal 2010. The increase in accounts payable was primarily due to timing of purchases and payments. Deferred revenue increases were attributable to prepaid license fees under an OEM agreement partially offset by lower service contract volumes. Non-cash items included amortization, depreciation, service parts lower of cost or market adjustment and share-based compensation partially offset by a gain on debt extinguishment.

Cash used in investing activities reflects $1.9 million of equipment purchases during the three months ended June 30, 2009. Equipment purchases were primarily for engineering and IT equipment to support product development activities and leasehold improvements for a facility.

Cash used in financing activities during the first three months of fiscal 2010 was primarily due to repaying $40.5 million of the CS credit agreement term debt. We refinanced a portion of our convertible subordinated notes during the quarter, and repayments of these notes were offset by borrowings of long-term debt, net, under the initial EMC loan agreement.

Three Months Ended June 30, 2008

The difference between reported net loss and cash provided by operating activities during the three months ended June 30, 2008 was primarily due a $33.5 million reduction in accounts receivable and $23.4 million in non-cash items such as depreciation, amortization, service parts lower of cost or market adjustment and share-based compensation. The decrease in accounts receivable was primarily due to lower sales and strong collections during the first quarter of fiscal 2009. Partially offsetting these items were uses of cash in operations from a $10.3 million decrease in accounts payable and a $5.0 million increase in manufacturing inventories. Accounts payable decreased due to timing of payments to vendors and lower expenses. Manufacturing inventories increased primarily due to ramping for production of the DXi7500 released during the quarter and lower than anticipated shipments in the last days of the quarter.

Cash used in investing activities reflects $1.7 million of equipment purchases during the three months ended June 30, 2008. Equipment purchases were primarily the result of maintaining our day to day business operations infrastructure and included voice communication system upgrades and hardware and software to equip our consolidated data center.

Cash used in financing activities during the first three months of fiscal 2009 was primarily due to a $50.0 million repayment of the CS credit agreement term debt.

Capital Resources and Financial Condition

We have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing to improve margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue and gross margin around current projections and to continue to control operating expenses in order to continue to provide positive cash flow from operating activities. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by limitations on available cash associated with our existing credit facilities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

Under the terms of our senior secured credit agreement (“CS credit agreement”), in order to avoid an acceleration of the maturity date of amounts borrowed under our CS credit agreement, we are required to refinance at least $135.0 million of our outstanding 4.375% convertible subordinated notes (the “notes”) by February 1, 2010. We initiated a tender offer on March 27, 2009 to refinance a majority of the outstanding notes. The tender offer closed June 3, 2009 with $87.2 million of aggregate principal amount of the notes tendered for a purchase price of $74.1 million, with $72.8 million outstanding following the tender offer.

We funded the payment of the notes tendered with proceeds from a term loan drawn on the June 3, 2009 term loan agreement with EMC International Company (“initial EMC loan agreement”). On June 5, 2009, we borrowed $75.4 million, of which $74.1 million was used to purchase the notes tendered and $1.3 million was used for payment of accrued and unpaid interest on the notes tendered.

On June 26, 2009, we entered into a private transaction with a noteholder to purchase $50.7 million of aggregate principal amount of notes for $48.2 million. On June 29, 2009, we entered into a separate term loan agreement with EMC International Company (“subsequent EMC loan agreement”) for up to $49.6 million to fund this refinancing transaction. On July 1, 2009 we borrowed $46.3 million under the subsequent loan agreement, with the Tranche A Term Loan comprising $24.6 million borrowed and the Tranche B Term Loan comprising $21.7 million borrowed. As of July 1, 2009, we have refinanced $137.9 million of aggregate principal of the notes and are no longer at risk of acceleration of the maturity date of the CS credit agreement term loan related to the refinancing requirement of the notes.

We made a principal prepayment of $40.0 million on the CS credit agreement term loan on April 22, 2009 in conjunction with an amendment to our CS credit agreement (the “Amendment”). We funded the $40.0 million in principal prepayments with $20.0 million of our cash on hand and $20.0 million from prepaid license fees under an OEM agreement. Once we have refinanced a total of $135.0 million aggregate principal amount of the notes, under the Amendment we are required to prepay another $20.0 million of principal on our CS agreement term loan. We made this $20.0 million principal prepayment on July 6, 2009, which was funded from additional prepaid license fees under an OEM agreement.

Under the CS credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. As of June 30, 2009, we have letters of credit totaling $1.5 million, reducing the amounts available to borrow on the revolver to $48.5 million. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

Our outstanding term debt under the CS credit agreement was $207.5 million at June 30, 2009. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 4.10% at June 30, 2009. We are required to make quarterly interest and principal payments on the term loan. The revolving credit facility and term loan under the CS credit agreement are secured by a blanket lien on all of our assets.

Under the terms of the CS credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009. We have an interest rate collar instrument that fixes the interest rate on $100.0 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2009.

As noted above, we have term loans under the initial EMC credit agreement and the subsequent EMC credit agreement. These loans have similar terms, including a 12.0% fixed interest rate. We are required to make quarterly interest payments on these loans.

The convertible subordinated notes carry a 4.375% interest rate which is payable semi-annually. For additional information regarding the terms of our debt and derivative instruments, refer to Note 8 “Convertible Subordinated Debt and Long-term Debt” and Note 9 “Derivatives.”

Generation of positive cash flow from operating activities has historically been and will continue to be an important source of our cash to fund operating needs and meet our current and long-term obligations. In addition, we believe generation of positive cash flow from operating activities has provided us with improved financing capacity. We have taken many actions to offset the negative impact of the recent economic downturn and continued competition within the backup, archive and recovery market. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of one or more of our lenders that provide our credit facilities to do any of the following:
  Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under, or termination of, the revolving credit line and term loans, or
  Approve any other amendments to a credit facility we may seek to obtain in the future.

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and term loans becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at July 6, 2009, this would mean $309.2 million could become immediately payable.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. We believe that the accounting policies requiring our most difficult, subjective or complex judgments because of the need to make estimates about the effect of matters that are inherently uncertain are unchanged and have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the Securities and Exchange Commission on June 30, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

There have not been any recent accounting pronouncements issued that we expect will materially impact our results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

Market Interest Rate Risk

Our outstanding convertible subordinated notes and our initial EMC loan agreement have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings. Changes in interest rates affect interest income earned on our cash equivalents and interest expense on our term debt under the CS credit agreement. Changes in interest rates also affect interest expense if interest rates are not within the floor and cap on our interest rate collar.

Our cash equivalents consisted solely of money market funds during the three months ended June 30, 2009. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximate $0.1 million decrease in interest income for the three months ended June 30, 2009.

Interest accrues on our CS term loan at our option, based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Under the terms of our CS credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. We have an interest rate collar that fixes the interest rate on $100.0 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2009.

The following table shows the total impact to interest expense from a hypothetical 100 basis point increase and decrease in interest rates (in thousands):

	Three months ended June 30, 2009
	Hypothetical 100 basis point increase in interest rates	Hypothetical 100 basis point decrease in interest rates

Interest expense increase (decrease) on CS term debt	$542	$(542)
Interest expense increase (decrease) from collars	(254)	244
Net interest expense increase (decrease)	$288	$(298)

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation of the U.S. dollar would have resulted in an approximately $0.2 million decrease in income before income taxes for the three months ended June 30, 2009. Such a change would have resulted from applying a different exchange rate to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

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

None

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

We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end-users, and to distributors such as Ingram Micro, Inc., Bell Microproducts, Inc. and others. We also have a relationship with EMC through which we make available our branded products that complement EMC’s product offerings. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end-user customers.

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
  The loss of one or more of such resellers; or
  Any financial difficulties of such resellers that result in their inability to pay amounts owed to us.

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

  We will introduce new products in the timeframe we are forecasting;
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

Our disk-based backup systems compete with product offerings of EMC, Hewlett Packard Co. (“HP”), International Business Machines (“IBM”) and NetApp, Inc. A number of our competitors also license technology from competing start-up companies such as FalconStor Software, Inc. and Sepaton Inc. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products and we face the risk that customers could choose competitor products over ours due to these features and technologies. Competition in the disk-based backup systems market, including deduplication and replication technologies, is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins for disk-based backup systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Our tape automation products compete with product offerings of Dell Inc. (“Dell”), EMC, IBM and Sun Microsystems, Inc. (“Sun”). Increased competition has resulted in decreased prices for entry-level tape automation products; however, due to our mix of entry-level, midrange and enterprise tape automation systems, our average unit prices and material margins have remained relatively consistent. Increased competition has also resulted in more product offerings by our competitors that incorporate new features and technologies. We face risks that customers could choose competitor products over ours due to these features and technologies. If competition further intensifies, or if industry consolidation occurs, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Our tape drive business competes with companies that develop, manufacture, market and sell tape drive and tape automation products. The principal competitors for our tape drive products include HP, IBM and Sun. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products. This intense competition, and additional factors, such as the possibility of industry consolidation, has resulted in decreased prices of tape drives and increasingly commoditized products. Our response has been to manage our tape drive business at the material margin level and we have chosen not to compete for sales in intense price-based situations. Our focus has shifted to higher margin opportunities in other product lines. Although revenue from tape drives has decreased in recent years, our material margins have remained relatively stable over this period. We face risk of reduced shipments of our tape drive products, and could have reduced margins on these products, which could materially and adversely impact our business, financial condition and results of operations.

Additionally, the competitive landscape continues to change due to merger and acquisition activity in the storage industry, such as the recent purchase of Sun by Oracle Corporation and the acquisition of Data Domain by EMC. Transactions such as these may impact us in a number of ways. For instance, they could result in:

  Smaller competitors having greater resources and becoming more competitive with us;
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

The current economic crisis in the U.S. and global financial markets has had and may continue to have a material and adverse impact on our business and our financial condition. Uncertainty about current economic conditions poses a risk as businesses may further reduce or postpone spending in response to tighter credit, negative financial news and declines in income or asset values. In addition, current economic conditions have resulted in the reduced credit worthiness and bankruptcies of certain customers and increased our potential exposure to bad debt. These factors have had a material negative effect on our business and the demand for our products, the initial impact of which was reflected in our results for the second quarter of fiscal 2009. We cannot predict the ultimate severity or length of the current economic crisis or the timing or severity of future economic or industry downturns. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. A prolonged recession or further decline in the global economy may continue to materially adversely affect our results of operations and financial condition. For additional information regarding the impact of current economic conditions on our results of operations and financial condition, refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A large percentage of our sales come from a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in fiscal 2009 represented 42% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to these customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. As an example, in fiscal 2009, sales to Dell contributed approximately 14% of our revenue, a significant decline from prior years. If we experience a significant decline in revenue from Dell or any of our other large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons. Merger and acquisition activity, such as the recent purchase of Data Domain by EMC could increase the risk that large customers reduce or terminate their purchases of our products.

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

In connection with our acquisition of Advanced Digital Information Corporation in August 2006, we incurred significant indebtedness and increased interest expense obligations. As of June 30, 2009, the total amount outstanding under the CS credit agreement was $207 million. In addition, in connection with our efforts to refinance our convertible subordinated notes, we have incurred additional subordinated long-term debt with EMC International Company that has a higher coupon interest rate. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.

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
  Requiring us to refinance our convertible subordinated notes early;
  Increasing our vulnerability to adverse economic and industry conditions;
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

Our CS credit agreement contains various covenants that limit our discretion in the operation of our business, which could have a materially adverse effect on our business, financial condition and results of operations.

Our CS credit agreement contains numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, thereby restricting our ability to:

  Incur debt;
  Incur liens;
  Make acquisitions of businesses or entities or sell certain assets;
  Make investments, including loans, guarantees and advances;
  Make capital expenditures beyond a certain threshold;
  Engage in transactions with affiliates;
  Pay dividends or engage in stock repurchases; and
  Enter into certain restrictive agreements.

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

Our CS credit agreement is secured by a pledge of all of our assets. If we were to default under our CS credit agreement and were unable to obtain a waiver for such a default, the lenders would have a right to foreclose on our assets in order to satisfy our obligations under the CS credit agreement. Any such action on the part of the lenders against us could have a materially adverse impact on our business, financial condition and results of operations.

Our tape media royalties and OEM software licenses are relatively profitable and can significantly impact total company profitability. If we were to experience a significant decline in royalty or software license revenues, our business, financial condition and operating results could be materially and adversely affected.

Our tape media royalty revenues are dependent on many factors, including the following:

  The size of the installed base of tape drives that use our tape cartridges;
  The performance of our strategic licensing partners, which sell tape media cartridges;
  The relative growth in units of newer tape drive products, since the associated media cartridges typically sell at higher prices than the media cartridges associated with older tape drive products;
  The media consumption habits and rates of end-users;
  The pattern of tape drive retirements; and
  The level of channel inventories.

To the extent that our media royalties depend upon royalty rates and the quantity of media consumed by the installed base of our tape drives, reduced royalty rates, or a reduced installed tape drive base, would result in further reductions in our media royalty revenue. This could materially and adversely affect our business, financial condition, and results of operations.

Our OEM software royalty revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM software licensing partners and the market acceptance of the resulting products. A reduction in our OEM software royalty revenue could materially and adversely affect our business, financial condition and results of operations.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to bring us back to profitability.

In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs, including those we undertook recently, as described above in “Results of Operations” within Item 2 “Management’s Discussion and Analysis.” These steps and additional future restructurings in response to rationalization of operations following strategic decisions, adverse changes in our business or industry or future acquisitions may require us to make cash payments that, if large enough, could materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition and operating results.

We have received notices from the New York Stock Exchange (“NYSE”) that we did not meet its continued listing requirements. If we are unable to maintain compliance with NYSE rules, our common stock will be delisted from trading on the NYSE, which could materially and adversely impair the liquidity and value of our common stock.

On December 5, 2008, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requiring that companies maintain an average market capitalization of at least $75 million over any thirty day trading period. Under NYSE rules, we have 18 months after the notice to correct this deficiency. Our average trailing thirty day market capitalization rose above the required $75 million threshold in January 2009 and has remained above it since that time. Once our market capitalization remains above $75 million for two consecutive fiscal quarters, under NYSE rules we may petition the NYSE to be reinstated as compliant with respect to the market capitalization requirement.

In addition, on October 27, 2008, we received notification from the NYSE that we were not in compliance with the NYSE’s continued listing standard requiring that our common stock trade at a minimum average close price of $1.00 for thirty consecutive trading days. Since that time, we regained compliance with the minimum price requirement, and although the minimum average close of our common stock for thirty consecutive trading days is now again below $1.00 per share, the NYSE has temporarily suspended the minimum price requirement. If the requirement is reinstated and our common stock price remains below $1.00 per share, the NYSE may again send us notice of non-compliance.

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

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We continue to monitor relevant market and economic conditions, including the price of our stock, and will perform the appropriate impairment reviews in the future as necessary should conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. It is possible that conditions may worsen due to economic or other factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our operating results could be materially and adversely affected.

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
  Open source software generally cannot be protected under trade secret law; and
  It may be difficult for us to accurately determine the origin of the open source code and whether the open source software infringes, misappropriates or violates third party intellectual property or other rights.

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

  Shortages in component parts and raw materials;
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
  Potential restrictions on the transfer of funds between countries;
  Political, military, social, and infrastructure risks, especially in emerging or developing economies;
  Import and export duties and value-added taxes; and
  Natural disasters, including earthquakes, typhoons and tsunamis.

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
  Declines in royalty revenues;
  Product development and ramp cycles and product performance or quality issues;
  Poor execution of and performance against expected sales and marketing plans and strategies;
  Reduced demand from our OEM customers; and
  Increased competition.

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

  Increased costs related to fulfillment of our warranty obligations;
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

Managing change is an important focus for us. Over the last several quarters, we have managed through several significant initiatives involving our sales and marketing, engineering and operations organizations, aimed at increasing our efficiency and better aligning these groups with our corporate strategy. In addition, we continue to reduce headcount to streamline and consolidate our supporting functions as appropriate following past acquisitions and in response to market or competitive conditions. If we are unable to successfully manage the changes that we implement, and detect and address issues as they arise, it could disrupt our business and adversely impact our results of operations and financial condition.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. As of March 31, 2009, we held 514 U.S. patents and had 143 U.S. patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Enforcing our intellectual property rights can sometimes only be accomplished through the use of litigation, such as in the recent litigation with Riverbed Technology, Inc. settled in the second quarter of fiscal 2009. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S.

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

We receive a royalty fee based on tape media cartridges sold by Fujifilm Corporation, Imation Corporation, Hitachi Maxell, Limited, Sony Corporation and TDK Corporation. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. Our royalty revenue varies depending on the level of sales of the various media cartridge offerings sold by the licensees. If licensees sell significantly fewer tape media cartridges, our royalty revenue would decrease, which could materially and adversely affect or financial condition and operating results.

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

Five institutional investors owned approximately 28% of our common stock as of March 31, 2009. If any or all of these investors were to decide to purchase significant additional shares or to sell significant or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position began to sell shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighed buying demand and our stock price declined. This situation has occurred due to our stock price falling below institutional investors’ price thresholds and our volatility increasing beyond investors’ volatility parameters causing even greater sell pressure.

Trading prices of our common stock may fluctuate in response to a number of other events and factors, such as:

  General economic conditions;
  Changes in interest rates;
  Fluctuations in the stock market in general and market prices for technology companies in particular;
  Quarterly variations in our operating results;
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

As a part of our business strategy, we have in the past and may make acquisitions in the future subject to certain debt covenants. We may also make significant investments in complementary companies, products or technologies. If we fail to successfully integrate such acquisitions or significant investments, it could harm our business, financial condition and operating results. Risks that we may face in our efforts to integrate any recent or future acquisitions include, among others:

  Failure to realize anticipated savings and benefits from the acquisition;
  Difficulties in assimilating and retaining employees;
  Potential incompatibility of business cultures;
  Coordinating geographically separate organizations;
  Diversion of management’s attention from ongoing business concerns;
  Coordinating infrastructure operations in a rapid and efficient manner;
  The potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
  Failure of acquired technology or products to provide anticipated revenue or margin contribution;
  Insufficient revenues to offset increased expenses associated with the acquisition;
  Costs and delays in implementing or integrating common systems and procedures;
  Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
  Impairment of existing customer, supplier and strategic relationships of either company;
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
  Dissatisfaction or performance problems with the acquired company;
  The assumption of risks of the acquired company that are difficult to quantify, such as litigation;
  The cost associated with the acquisition; and
  Assumption of unknown liabilities or other unanticipated adverse events or circumstances.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 23, 2009, we issued a warrant to EMC Corporation pursuant to a warrant purchase agreement, in the amount and on the terms described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

The Exhibit Index beginning on page 43 of this report is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer

Dated: August 7, 2009

QUANTUM CORPORATION

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger by and among Quantum Corporation, Agate Acquisition Corporation and Advanced Digital Information Corporation, dated as of May 2, 2006.	8-K	001-13449	2.1	May 5, 2006
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4	Certificate of Amendment of Amended and Restated By-laws of Registrant, effective August 23, 2007	8-K	001-13449	3.1	August 29, 2007
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.1	Amendment No. 1, dated as of April 15, 2009, to Senior Secured Credit Agreement dated July 12, 2007, by and among the Registrant, Credit Suisse, as Administrative Agent, and the Lenders thereto.	8-K	001-13449	10.1	April 16, 2009
10.2	Senior Subordinated Term loan Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC International Company.	8-K	001-13449	10.1	June 9, 2009
10.3	Warrant Purchase Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 9, 2009
10.4	First Amendment to the Warrant Purchase Agreement, dated as of June 17, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 23, 2009
10.5	Supplemental Senior Subordinated Term Loan Agreement dated as of June 29, 2009, by and between Quantum Corporation and EMC International Company.	8-K	001-13449	10.1	July 1, 2009
10.6	Note Purchase Agreement, dated as of June 26, 2009, by and between Quantum Corporation and Tennenbaum Multi-Strategy Master Fund.	8-K	001-13449	10.2	July 1, 2009
31.1‡	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2‡	Certification of the Executive Vice President, Chief Financial Officer and Chief Operating Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
32.2†	Certification of the Executive Vice President, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

‡ Filed herewith.
† Furnished herewith.