Form 10-Q
period 2009-09-30
QUANTUM CORP /DE/
filed 2009-11-06
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1-13449

______________

QUANTUM CORPORATION
______________

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No ☒

As of the close of business on October 30, 2009, approximately 213.0 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Product revenue	$118,327	$143,192	$223,551	$300,776
Service revenue	39,757	41,579	78,659	83,836
Royalty revenue	16,842	30,619	33,056	52,569
Total revenue	174,926	215,390	335,266	437,181

Cost of product revenue	73,077	99,631	145,163	214,634
Cost of service revenue	25,220	32,884	51,831	64,833
Total cost of revenue	98,297	132,515	196,994	279,467
Gross margin	76,629	82,875	138,272	157,714
Operating expenses:
Research and development	16,907	18,766	33,439	37,756
Sales and marketing	27,880	38,148	55,173	78,185
General and administrative	15,218	19,820	29,723	41,845
Restructuring charges	1,696	457	4,806	407
	61,701	77,191	123,141	158,193
Income (loss) from operations	14,928	5,684	15,131	(479)
Interest income and other, net	1,265	(385)	1,269	1,097
Interest expense	(6,935)	(7,510)	(12,586)	(16,285)
Gain on debt extinguishment, net of costs	1,569	—	12,859	—
Income (loss) before income taxes	10,827	(2,211)	16,673	(15,667)
Income tax provision (benefit)	(528)	1,053	310	1,935
Net income (loss)	$11,355	$(3,264)	$16,363	$(17,602)

Net income (loss) per share:
Basic	$0.06	$(0.01)	$0.08	$(0.08)
Diluted	0.04	(0.01)	0.02	(0.08)

Income (loss) for purposes of computing net income (loss) per share:
Basic	$11,355	$(3,264)	16,363	$(17,602)
Diluted	9,792	(3,264)	4,753	(17,602)

Weighted average common and common equivalent shares:
Basic	212,475	208,960	211,372	207,943
Diluted	213,794	208,960	225,752	207,943

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$84,772	$87,305
Accounts receivable, net of allowance for doubtful accounts of $786 and $1,999, respectively	106,007	107,851
Manufacturing inventories, net	51,069	61,237
Service parts inventories, net	57,140	63,029
Deferred income taxes	9,917	9,935
Other current assets	18,353	24,745
Total current assets	327,258	354,102

Long-term assets:
Property and equipment, less accumulated depreciation	25,495	28,553
Purchased technology, less accumulated amortization	37,974	49,148
Other intangible assets, less accumulated amortization	53,250	60,088
Goodwill	46,770	46,770
Other long-term assets	10,859	10,708
Total long-term assets	174,348	195,267
	$501,606	$549,369

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$50,362	$45,182
Accrued warranty	7,100	11,152
Deferred revenue, current	103,538	84,079
Current portion of long-term debt	1,884	4,000
Current portion of convertible subordinated debt	22,099	—
Accrued restructuring charges	5,392	4,681
Accrued compensation	28,648	27,334
Income taxes payable	2,569	4,752
Other accrued liabilities	25,599	34,550
Total current liabilities	247,191	215,730

Long-term liabilities:
Deferred revenue, long-term	28,096	32,082
Deferred income taxes	10,906	11,190
Long-term debt	306,841	244,000
Convertible subordinated debt	—	160,000
Other long-term liabilities	7,122	6,326
Total long-term liabilities	352,965	453,598

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 212,964 and 210,231 shares issued
and outstanding at September 30, 2009 and March 31, 2009, respectively	2,130	2,102
Capital in excess of par value	353,715	349,850
Accumulated deficit	(461,400)	(477,763)
Accumulated other comprehensive income	7,005	5,852
Stockholders’ deficit	(98,550)	(119,959)
	$501,606	$549,369

See accompanying Notes to Condensed Consolidated Financial Statements

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income (loss)	$16,363	$(17,602)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,257	8,524
Amortization	19,513	23,333
Service parts lower of cost or market adjustment	4,391	9,068
Gain on debt extinguishment	(15,613)	—
Deferred income taxes	(266)	174
Share-based compensation	4,813	5,760
Changes in assets and liabilities:
Accounts receivable	1,844	34,976
Manufacturing inventories, net	7,937	(7,490)
Service parts inventories, net	3,729	(1,099)
Accounts payable	5,180	(19,973)
Accrued warranty	(4,052)	(4,622)
Deferred revenue	15,473	3,356
Accrued restructuring charges	711	(320)
Accrued compensation	1,314	960
Income taxes payable	(2,183)	(154)
Other assets and liabilities	(690)	(4,312)
Net cash provided by operating activities	64,721	30,579

Cash flows from investing activities:
Purchases of property and equipment	(3,096)	(3,025)
Net cash used in investing activities	(3,096)	(3,025)

Cash flows from financing activities:
Borrowings of long-term debt, net	120,042	—
Repayments of long-term debt	(60,992)	(90,000)
Repayments of convertible subordinated debt	(122,288)	—
Payment of taxes due upon vesting of restricted stock	(928)	(759)
Proceeds from issuance of common stock, net	8	2,739
Net cash used in financing activities	(64,158)	(88,020)

Net decrease in cash and cash equivalents	(2,533)	(60,466)
Cash and cash equivalents at beginning of period	87,305	93,643
Cash and cash equivalents at end of period	$84,772	$33,177

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

Note 2: BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. We have evaluated subsequent events through November 6, 2009, the issuance date of our September 30, 2009 financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2009 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2009 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 30, 2009. We have presented service parts lower of cost or market adjustment separately from amortization in the prior year Condensed Consolidated Statement of Cash Flows to conform to current period presentation. This reclassification has no effect on total assets, stockholders’ deficit, net loss or cash flows as previously presented.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 changes accounting for certain multiple deliverable arrangements. ASU 2009-13 addresses the separation of deliverables and how to measure and allocate the arrangement consideration to one or more units of accounting in multiple deliverable arrangements. Currently, under the residual method of allocation, we use objective and reliable evidence of the fair value of the undelivered elements to separate deliverables in multiple deliverable arrangements. ASU 2009-13 eliminates the residual method and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. ASU 2009-13 requires additional disclosures related to multiple deliverable revenue arrangements upon adoption and is effective for fiscal years beginning after June 15, 2010, or the beginning of our fiscal 2012. In addition, ASU 2009-13 may be early adopted. It may be implemented with either prospective or retrospective application; however, if early adoption is chosen, the entity must either adopt at the beginning of its fiscal year, or adopt using retrospective application. We are currently evaluating the impact ASU 2009-13 will have on our consolidated financial position and results of operations, whether to early adopt and which implementation method to use upon adoption if not prescribed.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 changes the accounting for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. Under prior guidance such arrangements were accounted for as software if the software was determined to be more than incidental. ASU 2009-14 requires that any hardware components of such arrangements be excluded from software revenue guidance and that any essential software that is sold with or embedded within the product also be excluded from software revenue guidance. ASU 2009-14 notes that its application will likely cause entities to recognize revenue earlier than previously recognized. This ASU is effective for fiscal years beginning after June 15, 2010, or the beginning of our fiscal 2012. In addition, ASU 2009-14 may be early adopted. ASU 2009-14 may be implemented with either prospective or retrospective application; however, if early adoption is chosen, the entity must either adopt at the beginning of its fiscal year, or adopt using retrospective application. Further, ASU 2009-14 must be adopted in the same period and with the same implementation method as ASU 2009-13. We are currently evaluating the impact ASU 2009-14 will have on our consolidated financial position and results of operations, whether to early adopt and which implementation method to use upon adoption if not prescribed.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity must measure fair value using either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique consistent with fair value measurements such as an income approach or a market approach. ASU 2009-05 clarifies that no separate input, or adjustment to other inputs, must be made for the existence of a restriction that prevents the transfer of a liability when measuring fair value of a liability. ASU 2009-05 is effective for the first reporting period beginning after August 2009, or our third quarter of fiscal 2010. Adoption of ASU 2009-05 will not have an impact on our consolidated financial position or results of operations, but will require expanded disclosures.

Note 4: OTHER INVESTMENTS AND FAIR VALUE

Other Investments

Other investments consist of private technology venture limited partnerships that are recorded in other long-term assets on the Condensed Consolidated Balance Sheets. At September 30, 2009 and March 31, 2009, we held $1.7 and $1.6 million, respectively, of investments in private technology venture limited partnerships that are accounted for under the equity method. We recorded income of $0.1 million for the three and six month periods ended September 30, 2009. This compares to income of $0.2 million and $0.3 million for the three and six months ended September 30, 2008, respectively. Gains and losses are primarily based on the general partners’ estimates of the fair value of nonmarketable securities held by the partnerships and realized gains and losses from the partnerships’ disposal of securities.

We held $1.2 million and $0.9 million in deferred compensation investments at September 30, 2009 and March 31, 2009, respectively, which are recorded in other current assets on the Condensed Consolidated Balance Sheet. These investments consist of marketable mutual funds. We realized gains of $0.2 million and $0.3 million in the three and six month periods ending September 30, 2009, respectively. This compares to negligible losses for the three and six month periods ending September 30, 2008. These gains and losses are included in interest and other income, net, on the Condensed Consolidated Statements of Operations.

We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability.

Fair Value

Following is a summary table of assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	As of September 30, 2009	As of March 31, 2009
Assets:
Money market funds	$76,980	$75,350
Deferred compensation investments	1,233	910
Liabilities:
Deferred compensation liabilities	1,233	910
Derivatives	612	1,175

Following are the fair values of assets and liabilities measured and recorded at fair value on a recurring basis by input level as of September 30, 2009 (in thousands):

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$76,980	$—	$76,980
Deferred compensation investments	—	1,233	—	1,233
Liabilities:
Deferred compensation liabilities	—	1,233	—	1,233
Derivatives	—	612	—	612

The above fair values are based on quoted market prices at the respective balance sheet dates.

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, intangible assets and goodwill. We did not have any non-financial assets measured at fair value in the three or six months ending September 30, 2009 or 2008. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value and fair value of these financial liabilities at September 30, 2009 and March 31, 2009 were as follows (in thousands):

	As of September 30, 2009		As of March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Suisse term loan(1)	$187,008	$166,904	$248,000	$155,000
EMC term loans(2)	121,717	130,560	—	—
Convertible subordinated notes(3)	22,099	13,480	160,000	108,051
____________________

(1)	Fair value based on broker quotes.
(2)	Fair value is estimated from publicly traded debt with comparable terms.
(3)	Fair value based on quoted market prices.

Note 5: MANUFACTURING AND SERVICE PARTS INVENTORIES, NET

Manufacturing and service parts inventories, net consisted of the following (in thousands):

	September 30, 2009	March 31, 2009
Manufacturing inventories, net:
Finished goods	$23,364	$27,629
Work in process	2,549	3,669
Raw materials and purchased parts	25,156	29,939
	$51,069	$61,237

Service parts inventories, net:
Finished goods	$33,725	$36,422
Component parts	23,415	26,607
	$57,140	$63,029

Note 6: GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2009 and March 31, 2009, goodwill and intangible assets, net of amortization, were $138.0 million and $156.0 million, respectively, and represented approximately 28% of total assets for both periods. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the three and six months ending September 30, 2009 we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable intangible assets, and determined there were no indicators of impairment. Our conclusion considered both quantitative and qualitative factors. Qualitative factors supporting our conclusion included our assessment that there have been no material adverse changes to the overall business climate, current events or the long-term economic outlook of our business since completion of our impairment assessments during the fourth quarter of fiscal 2009.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	As of September 30, 2009			As of March 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,167	$(150,193)	$37,974	$188,167	$(139,019)	$49,148
Trademarks	27,260	(25,101)	2,159	27,260	(24,696)	2,564
Non-compete agreements	500	(318)	182	500	(268)	232
Customer lists	108,219	(57,310)	50,909	108,219	(50,927)	57,292
	$324,146	$(232,922)	$91,224	$324,146	$(214,910)	$109,236

Total intangible amortization expense was $9.0 million and $18.0 million for the three and six months ended September 30, 2009, respectively, as compared to $11.0 million and $22.1 million for the three and six months ended September 30, 2008, respectively.

Note 7: ACCRUED WARRANTY AND INDEMIFICATIONS

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Beginning balance	$10,608	$18,519	$11,152	$19,862
Additional warranties issued	2,560	3,548	4,238	8,153
Adjustments for warranties issued in prior fiscal years	(3,188)	(1,432)	(2,273)	(872)
Settlements	(2,880)	(5,395)	(6,017)	(11,903)
Ending balance	$7,100	$15,240	$7,100	$15,240

Warranties

We generally warrant our products against defects from three to 36 months. A provision for estimated future costs and estimated returns relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair including materials consumed in the repair, labor and overhead amounts necessary to perform the repair.

If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of September 30, 2009 and March 31, 2009, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Note 8: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

Debt balances consist of the following (in thousands):

	September 30, 2009	March 31, 2009
Convertible subordinated debt	$22,099	$160,000
Credit Suisse term loan	187,008	248,000
EMC term loans	121,717	—
	$330,824	$408,000

Convertible subordinated debt

On July 30, 2003, we issued 4.375% convertible subordinated notes (“the notes”) in the aggregate principal amount of $160 million in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.35 per share. As of September 30, 2009, the notes are included in current liabilities. In prior periods, the notes were included in long-term liabilities in the Condensed Consolidated Balance Sheets.

Tender Offer for Convertible Subordinated Notes

On June 3, 2009, $87.2 million of aggregate principal of the notes were tendered in exchange for $850 per $1,000 principal amount, or $74.1 million. We also paid $1.3 million of accrued and unpaid interest on the notes tendered. This transaction was funded by a loan from EMC International Company described below.

Private Transaction to Purchase Additional Convertible Subordinated Notes

On June 26, 2009, we entered into a private transaction with a noteholder to purchase $50.7 million of aggregate principal amount of notes for $48.2 million. We also paid $0.9 million in accrued and unpaid interest on the notes. We funded this transaction with $2.8 million of our own funds and the remaining $46.3 million with loans from EMC International Company, described below. This transaction was completed on July 1, 2009, decreasing the aggregate principal amount of notes outstanding to $22.1 million.

Gain on Debt Extinguishment, Net of Costs

In connection with the private transaction, during the second quarter of fiscal 2010, we recorded a gain on debt extinguishment, net of costs, of $1.6 million comprised of the gross gain of $2.5 million from the notes purchased, reduced by $0.7 million in expenses and $0.2 million of unamortized debt costs related to the purchased notes.

In connection with the tender offer and private transaction, during the first six months of fiscal 2010, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of the gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to the refinanced notes.

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

Under the CS credit agreement, the $400 million term loan matures on July 12, 2014, but was subject to accelerated maturity on February 1, 2010 if we did not repay, refinance to extend the maturity date, or convert into equity at least $125 million of the $160 million convertible subordinated debt prior to February 1, 2010. We are no longer at risk of acceleration of the maturity date related to this refinancing requirement as a result of the tender offer and private transaction described above. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 3.78% at September 30, 2009.

Commencing September 30, 2007, we began to make required quarterly principal payments on the term loan based on a formula in the CS credit agreement and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time; however, for any prepayments made before July 12, 2008 a prepayment fee of 1% of the principal amount being prepaid was assessed on such prepayments. During the second quarter of fiscal 2010, we made principal payments of $20.5 million on the CS credit agreement including a $20.0 million prepayment related to the April 15, 2009 amendment described below. For the first six months of fiscal 2010, we made principal payments of $61.0 million on the CS credit agreement. For the second quarter of fiscal 2009, we made principal payments of $40.0 million on the CS credit agreement. For the six months ended September 30, 2008, we made principal payments of $90.0 million on the term loan and incurred $0.5 million in prepayment fees.

Under the CS credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. As of September 30, 2009, we have letters of credit totaling $1.4 million, reducing the amounts available to borrow on the revolver to $48.6 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility. We did not borrow from the revolving credit facility during the second quarter or first six months of fiscal 2010. During the second quarter and first six months of fiscal 2009, we drew and repaid $15.0 million from our revolving credit facility.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loan including a limitation on issuing dividends or repurchasing our stock. As of September 30, 2009, we were in compliance with the debt covenants.

Amendment to Credit Suisse Credit Agreement

We amended our CS credit agreement on April 15, 2009 (the “Amendment”). The Amendment permits us to refinance through issuance of equity or repurchase with our or any other funds the final $25.0 million outstanding convertible debt. The Amendment also eliminated certain requirements to make mandatory prepayments with excess cash flow. As a condition of the Amendment, we made a prepayment of $40.0 million on the term loan on April 22, 2009. We funded this $40.0 million prepayment with $20.0 million of our cash on hand and $20.0 million from prepaid license fees under an OEM agreement. In addition, we agreed to prepay another $20.0 million of principal on the CS credit agreement upon refinancing a total of $135.0 million aggregate principal amount of the notes. We made this $20.0 million principal prepayment on July 6, 2009, which was funded from additional prepaid license fees under an OEM agreement.

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

The initial EMC loan agreement requires quarterly interest payments and bears a 12.0% fixed interest rate. Borrowings under the initial EMC loan agreement are junior to borrowings under our CS credit agreement and senior to all other indebtedness. There are no financial covenants and it is not secured by any collateral. Under the initial EMC loan agreement, the $75.4 million term loan matures on September 30, 2014 and allows prepayments to the extent not prohibited under our CS credit agreement. In the event we replace or refinance our CS credit agreement, the term loan matures the later of August 1, 2010 or one day after such replacement or refinancing. In the event that we use cash on hand to repay all amounts outstanding under the CS credit agreement, we have the right to exchange the initial EMC term loan for a senior secured term loan with terms substantially the same as the initial EMC loan agreement but with security, covenants and events of default similar to those contained in the CS credit agreement.

On June 29, 2009, we entered into a subsequent term loan agreement with EMC International Company (“subsequent EMC loan agreement”) and on July 1, 2009 we borrowed $46.3 million to fund the purchase of additional notes in the private transaction described above. We incurred and capitalized $0.2 million of loan fees related to the subsequent EMC loan agreement which are being amortized to interest expense over the loan term. Borrowings under the subsequent EMC loan agreement have terms substantially similar to borrowings under the initial EMC loan agreement, including quarterly interest payments at a 12.0% fixed interest rate. The subsequent EMC loan agreement has two tranches of borrowings, with Tranche A having a scheduled maturity date of September 30, 2014 and Tranche B having a scheduled maturity date of December 31, 2011. On July 1, 2009 we drew $24.6 million on the Tranche A Term Loan and $21.7 million on the Tranche B Term Loan under the subsequent EMC loan agreement.

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

During the second quarter and first six months of fiscal 2010, the three month LIBOR rate was below the floor of Collar 2 and we incurred $0.5 million and $0.9 million in additional interest expense, respectively. During the second quarter and first six months of fiscal 2009, the three month LIBOR rate was within the floor and cap of Collar 2 but was below the floor of Collar 1 and we incurred $0.4 million and $0.8 million, respectively, in additional interest expense.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting treatment. We recorded the change in fair market value in other accrued liabilities in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. We recognized a gain of $0.4 million and $0.6 million for the second quarter and first six months of fiscal 2010, respectively, compared to $0.5 million and $1.8 million in the second quarter and first six months of fiscal 2009, respectively. As of September 30, 2009, the cumulative loss on the interest rate collars was $0.6 million and as of March 31, 2009, the cumulative loss on the interest rate collars was $1.2 million.

	As of September 30, 2009
	Derivative Assets		Derivative Liabilities
	Location in the Consolidated Statement of Financial Position	Fair Value	Location in the Consolidated Statement of Financial Position	Fair Value
Interest rate collar derivatives	—	$—	Other accrued liabilities	$612

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives	Location of Gain on Hedged Item	Amount of Gain Recognized in Income Attributable to Risk Being Hedged
	For the three months ended September 30, 2009
Interest rate collar derivatives	Interest income and other, net	$427	—	$—

	For the six months ended September 30, 2009
Interest rate collar derivatives	Interest income and other, net	$563	—	$—

Note 10: RESTRUCTURING CHARGES

In fiscal 2009 and continuing in fiscal 2010, restructuring actions that consolidated operations supporting the business were undertaken to improve operational efficiencies and to adapt our operations in recognition of economic conditions. In fiscal 2009, we also restructured portions of our research and development operations by partnering with a third party on certain research and development efforts. The types of restructuring expense (benefit) for the three and six months ended September 30, 2009 and 2008 were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
By expense (benefit) type
Severance and benefits	$(169)	$1,253	$158	$1,203
Facilities	1,865	(796)	4,847	(796)
Other	—	—	(199)	—
Total	$1,696	$457	$4,806	$407
By cost reduction action
Consolidate operations supporting our business	$1,696	$44	$4,806	$(6)
Partner with third party on certain research and development efforts	—	413	—	413
Total	$1,696	$457	$4,806	$407

Fiscal 2010

We accrued $1.9 million for the remaining contractual lease payments for two facilities in Colorado and one facility in India that were vacated during the second quarter of fiscal 2010. Partially offsetting this restructuring expense was a $0.2 million reversal of severance and benefits charges due to new information related to on-going settlement negotiations with local authorities in Europe.

For the six months ended September 30, 2009, restructuring charges were primarily due to $4.8 million in remaining contractual lease payments for the three facilities vacated during the second quarter of fiscal 2010 and a California facility vacated during the first quarter of fiscal 2010. Severance and benefits restructuring charges for the six months ended September 30, 2009 were due to eliminating additional positions in the U.S. and changes in our estimates in Europe as we received new information related to on-going settlement negotiations with various local authorities. The other restructuring benefits for the six months ended September 30, 2009 were due to negotiating a $0.2 million reduction in our liability with a vendor related to a research and development program cancelled in a prior year.

Fiscal 2009

During the second quarter of fiscal 2009, severance and benefits expenses were primarily the result of canceling a next-generation tape automation project and to realize additional efficiencies identified as a result of our fiscal 2008 partnership with a third party on certain research and development efforts. We finalized liquidation of a European subsidiary and its related facilities. This liquidation resulted in a $0.8 million reversal of facility restructuring in the second quarter of fiscal 2009, largely offsetting the $1.3 million severance restructuring described above. For the six months ended September 30, 2008 restructuring for severance and benefits also included a reversal primarily due to changes in estimates of severance and benefits payable to impacted employees.

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

Accrued Restructuring

	Three Months Ended September 30, 2009
	Severance and Benefits	Facilities	Other	Total
Balance as of June 30, 2009	$1,306	$2,961	$400	$4,667
Restructuring charges	69	1,865	—	1,934
Reversals	(238)	—	—	(238)
Cash payments	(580)	(396)	—	(976)
Other	5	—	—	5
Balance as of September 30, 2009	$562	$4,430	$400	$5,392

	Six Months Ended September 30, 2009
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2009	$3,454	$628	$599	$4,681
Restructuring charges	498	4,847	—	5,345
Reversals	(340)	—	(199)	(539)
Cash payments	(3,086)	(1,045)	—	(4,131)
Other	36	—	—	36
Balance as of September 30, 2009	$562	$4,430	$400	$5,392

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2010	$562	$896	$400	$1,858
Fiscal 2011 to 2013	—	3,534	—	3,534
	$562	$4,430	$400	$5,392

The $5.4 million restructuring accrual as of September 30, 2009 is comprised of obligations for severance and benefits and vacant facilities in addition to noncancellable purchase obligations for research and development programs. We expect the severance and benefits liability and the noncancellable purchase obligations to be paid in fiscal 2010. The facilities charges relating to vacant facilities in the U.S. and India will be paid over their respective lease terms, which continue through fiscal 2013.

Note 11: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Overview

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers and affiliates. The Plans have 110.6 million shares of stock authorized of which 14.7 million shares of stock were available for grant as of September 30, 2009.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. There were 9.2 million shares available for issuance as of September 30, 2009. The Board of Directors suspended the Purchase Plan in the fourth quarter of fiscal 2009 until our stock price has sufficiently increased. As of September 30, 2009, our stock price had not increased to an adequate level to reinstate the Purchase Plan.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Share-based compensation
Cost of revenue	$319	$603	$619	$958
Research and development	582	807	1,220	1,572
Sales and marketing	760	972	1,218	1,713
General and administrative	1,014	684	1,756	1,517
	$2,675	$3,066	$4,813	$5,760

Share-based compensation (by type of award)
Stock options	$1,107	$783	$1,510	$1,796
Restricted stock	1,568	1,813	3,303	2,959
Stock purchase plan	—	470	—	1,005
	$2,675	$3,066	$4,813	$5,760

Stock Options

The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the second quarter and first six months of fiscal 2010 and 2009 were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Option life (in years)	3.9	4.0	3.9	4.0
Risk-free interest rate	2.07%	3.10%	2.06%	2.79%
Stock price volatility	107.64%	48.27%	107.62%	47.05%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$0.72	$0.72	$0.72	$0.77

Restricted Stock

The fair value of the restricted stock awards granted is the intrinsic value as of the respective grant date since the restricted stock awards are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock awards granted during the second quarter and first six months of fiscal 2010 were $0.98 and $1.06, respectively. The weighted-average grant date fair values of restricted stock awards granted during the second quarter and first six months of fiscal 2009 were $1.40 and $1.43, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted during the second quarter or first six months of fiscal 2010. The value of rights to purchase shares granted in the second quarter and first six months of fiscal 2009 respectively, was estimated at the date of the grant. The weighted-average fair values and the assumptions used in calculating fair values during the three and six month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Option life (in years)	N/A	0.5	N/A	0.5
Risk-free interest rate	N/A	1.98%	N/A	1.98%
Stock price volatility	N/A	61.57%	N/A	61.57%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	N/A	$0.51	N/A	$0.51

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2009	25,626	$3.02
Granted	9,317	0.99
Exercised	(7)	1.04
Forfeited	(131)	13.62
Expired	(1,269)	3.78
Outstanding as of September 30, 2009	33,536	$2.39	4.43	$2,802
Vested and expected to vest at September 30, 2009	31,372	$2.48	4.28	$2,233
Exercisable as of September 30, 2009	21,177	$3.00	3.36	$122

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2009	6,258	$1.78
Granted	1,909	1.06
Vested	(2,685)	1.99
Forfeited	(699)	0.74
Nonvested at September 30, 2009	4,783	$1.53

Note 12: INCOME TAXES

We had an income tax benefit of $0.5 million and income tax expense of $0.3 million for the second quarter and first six months of fiscal 2010, respectively, as compared to income tax expense of $1.1 million and $1.9 million for the second quarter and first six months of fiscal 2009, respectively. The income tax benefit for the second quarter of fiscal 2010 was primarily due to lower foreign income taxes and U.S. tax refunds from amended filings. The tax provision for the first six months of fiscal 2010 as well as the second quarter and first six months of fiscal 2009 were primarily comprised of expenses for foreign income taxes and state taxes.

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

On June 17, 2009, we entered into an agreement with EMC Corporation ("EMC”) which provides for the issuance of certain warrants. On June 23, 2009, we issued a warrant to EMC to purchase 10 million shares of our common stock at a $0.38 per share exercise price. Only in the event of a change of control of Quantum will this warrant vest and be exercisable. It expires either seven years from the date of issuance or three years after a change of control, whichever occurs first. Due to these terms, no share-based compensation expense related to this warrant has been recorded to date.

In addition, under the June 17, 2009 agreement, we will grant additional warrants to EMC if certain license revenue amounts are reached by specific dates. The necessary license revenue amounts are not forecasted to be reached by the specific dates to cause additional warrants to be earned. If additional warrants are earned, they are issuable to EMC within 30 days following August 31, 2010 and August 31, 2011 with the same vesting and exercise conditions as the warrant issued June 23, 2009. In no event shall warrants be issued or exercisable to the extent that issuance or exercise would result in EMC holding, or being deemed to hold, more than 15% of our issued and outstanding capital stock. Upon exercise, warrants would increase shares outstanding.

Net Income (Loss) per Share

The following is our computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income (loss)	$11,355	$(3,264)	$16,363	$(17,602)
Interest on dilutive notes	6	—	1,249	—
Gain on debt extinguishment, net of costs	(1,569)	—	(12,859)	—
Net income (loss) for purposes of computing net income (loss)
per diluted share	$9,792	$(3,264)	$4,753	$(17,602)

Weighted average shares and common share equivalents (“CSE”):
Basic	212,475	208,960	211,372	207,943
Dilutive CSE from stock plans	1,193	—	1,290	—
Dilutive CSE from convertible notes	126	—	13,090	—
Diluted	213,794	208,960	225,752	207,943

Due to the vesting contingency of the warrants, which had not been met as of September 30, 2009, the warrants are excluded from the computation of diluted net income (loss) per share for the second quarter and first six months of fiscal 2010. In addition, the following have been excluded from the periods presented because the effect would have been anti-dilutive:

  4.375% convertible subordinated notes issued in July 2003, which are convertible into shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share. For the second quarter and first six months of fiscal 2010, 5.1 million weighted equivalent shares were excluded. For the second quarter and first six months of fiscal 2009, 36.8 million weighted equivalent shares were excluded.
  For the second quarter and first six months of fiscal 2010, options to purchase 32.9 million and 28.8 million weighted average shares were excluded. For second quarter and first six months of fiscal 2009, options to purchase 26.8 million shares were excluded.
  Unvested restricted stock units for 1.0 million and 1.6 million weighted average shares for the second quarter and first six months of fiscal 2010, respectively, were excluded. Unvested restricted stock units for 6.8 million shares for both the second quarter and first six months of fiscal 2009 were excluded.

Note 14: COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of tax, if any, for the three and six months ended September 30, 2009 and 2008 was (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income (loss)	$11,355	$(3,264)	$16,363	$(17,602)
Net unrealized gains on revaluation of long-term
intercompany balance, net of tax	(139)	(898)	(210)	(1,004)
Foreign currency translation adjustment, net of tax	488	188	1,363	446
Total comprehensive income (loss)	$11,704	$(3,974)	$17,516	$(18,160)

Note 15: LITIGATION

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

Note 16: COMMITMENTS AND CONTINGENCIES

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of September 30, 2009 and March 31, 2009, we had issued non-cancelable purchase commitments for $36.7 million and $48.4 million, respectively, to purchase finished goods from our contract manufacturers in future periods. We also accrued $0.6 million and $0.5 million as of September 30, 2009 and March 31, 2009, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our performance for the third quarter and second half of fiscal 2010; (2) our expectations regarding our ongoing efforts to reduce our cost structure; (3) our expectations regarding the amounts and timing of any future restructuring charges, including cost-savings resulting therefrom; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (5) our expectations relating to growing our disk-based backup, software and services businesses; (6) our research and development plans and focuses; (7) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for the next 12 months; (8) our expectations about the timing and maximum amounts of our future contractual payment obligations; (9) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (10) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) the consequences of the continued U.S. and global financial crisis and the accompanying worldwide recession; (4) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for tape drives, devices, media, tape automation systems, disk-based backup systems and software solutions; (5) our ability to achieve anticipated gross margin levels; (6) our ability to maintain supplier relationships; (7) the successful execution of our strategy to expand our businesses into new directions; (8) our ability to successfully introduce new products; (9) our ability to capitalize on changes in market demand; (10) the availability of credit on terms that are beneficial to us, particularly in light of the continuing global credit crisis and worldwide recession; and (11) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

We have embarked on a broad-based, new product cycle to expand our growth platform for disk-based backup and software solutions centered on deduplication and replication. Industry data suggests the market for target based deduplication systems is growing substantially despite the challenging economic environment and we believe we are well positioned to capitalize on this opportunity. During the second quarter of fiscal 2010, we continued to introduce new products and enhancements to build out our edge-to-core product and solutions portfolio including the esXpressTM backup software module and qualified the DXi7500 with Symantec OpenStorage direct-to-tape capability focused on the midrange NAS segment of the disk backup market. The esXpress backup software module provides a scalable and easy-to-use data protection solution for VMware environments using DXi-Series disk-based backup systems. In addition, we recently announced the release of the DXi6500 family, disk-based backup appliances with advanced data deduplication technology targeted to meet the needs of midrange customers. The DXi6500 family consists of five preconfigured appliance models for protecting environments with three to 30 TB of primary data and has been designed to be simple for customers and end users to order, deploy, operate and manage while providing the advantages of data deduplication. The first models of the DXi6500 family will be available in the third quarter of fiscal 2010.

The second quarter of fiscal 2010 was a critical quarter for us given the changes in the deduplication landscape and the ongoing impact of the economic downturn. During the quarter, we made an aggressive shift in our go-to-market focus and our relationship with EMC Corporation (“EMC”) went through a dramatic change with regard to disk-based backup solutions due to its acquisition of Data Domain, Inc. (“Data Domain”). We expect software license revenue from EMC will be approximately the same over the next three quarters as it was in the first two quarters of fiscal 2010, with minimal ongoing opportunity with EMC related to deduplication in fiscal 2011. We expect to maintain our relationship with EMC in other markets. The EMC acquisition of Data Domain has created disruption in the distribution channel and with independent software vendors. We intend to capitalize on this changed market landscape and build a revenue stream to complement the traction we have obtained in the enterprise-VTL segment of the market. We believe the DXi6500 family is an ideal offering for the independent channel and will provide us incremental opportunities in a segment of the market where Data Domain has been strong.

There was measurable improvement in the storage purchasing environment during the second quarter of fiscal 2010. In recent quarters it has been difficult for deals to progress through customers’ approval processes, resulting in widespread delays and reduced overall sales. This quarter there continued to be deals that pushed out, but not as many as in recent quarters. It also appeared that channel inventory levels started to increase in order to replenish historically low levels. We saw the most improvement in the enterprise segment of the market, while the midrange continued to suffer from the constrained economic environment.

Our forward momentum of becoming a more systems focused company, building a growth platform in data deduplication and replication and improving and optimizing our core tape business, continued during the quarter. We view our tape automation systems business as a mature segment of storage solutions and have worked to improve our branded sales productivity and decrease our manufacturing cost structure for these products. We continue to manage our tape business in a manner that recognizes the mature nature of tape technology and expect to release products and upgrades that will deliver incremental revenue growth opportunities in the near term. We are also working with our channel partners to take advantage of opportunities to reach end customers that have historically chosen competitor products, but due to consolidation in the market, we believe are more likely to select our products and solutions.

In the near term, we are focused on three initiatives that complement our key objectives in order to improve our operating results. These are (1) extending our enterprise-VTL leadership position and growing revenues from products that serve enterprise customers, (2) establishing a strong position in the midrange NAS market and (3) developing new OEM and alliance partnerships. We believe executing on these initiatives will enable us to continue to build momentum and a broader revenue base in the fast growing disk-based backup and deduplication market.

As of July 1, 2009, we completed a capital structure solution which addressed the requirement that at least $135.0 million of our convertible subordinated debt (“the notes”) must be refinanced by February 2010 under our senior secured credit agreement with Credit Suisse (“CS credit agreement”). We are no longer at risk of acceleration of the maturity date related to this refinancing requirement. We reduced our overall debt level by $16.2 million related to this capital structure solution. In addition, we made principal payments of $20.5 million on our CS credit agreement term loan during the second quarter of fiscal 2010. We have repaid $309.5 million, or 62%, of our acquisition-related debt since borrowing those funds in August 2006.

Results

During the second quarter of fiscal 2010 economic conditions began to improve; however, we continued to operate in a challenging economic environment. These conditions impacted our revenue results, yet our progress in changing our business model enabled us to show improvements in our gross margin and operating income compared to the prior year. Total revenue for the second quarter of fiscal 2010 decreased 19% to $174.9 million from $215.4 million in the second quarter of fiscal 2009 primarily reflecting a significantly weaker economy, a continued sales mix shift toward higher margin opportunities and lower-than-expected midrange tape automation system revenues. In addition, royalty revenues decreased $13.8 million largely due to a one-time royalty payment of $11.0 million in the second quarter of the prior year. Disk-based backup systems and software solutions increased to 14% of total revenue and 21% of product revenue in the second quarter of fiscal 2010 from 9% of total revenue and 13% of product revenue in the second quarter of fiscal 2009. We increased the proportion of branded tape automation systems revenue relative to OEM tape automation systems revenue and also increased the proportion of enterprise and midrange tape automation product revenues in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

Gross margin and product gross margin increased 530 basis points and 780 basis points, respectively, for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 largely due to this shift in our revenue mix and from cost reductions. Branded sales comprised 73% of non-royalty revenue for the second quarter of fiscal 2010 compared to 66% for the second quarter of fiscal 2009. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM software license revenue provides one of our highest product margins. Although decreased demand within the global IT market has increased competition for sales resulting in pricing pressure on the majority of our products, these pressures eased during the second quarter of fiscal 2010. We continue to address this price-competitive environment by managing our costs and continuing to shift our revenue mix toward higher margin opportunities. Service gross margin increased to 36.6% in the second quarter of fiscal 2010 from 20.9% in the second quarter of fiscal 2009 due to efficiencies in our service delivery model and decreased OEM repair activities.

Operating expenses decreased 20% to $61.7 million for the second quarter of fiscal 2010 from $77.2 million in the second quarter of the prior year. A 27% decrease in sales and marketing expenses comprised the majority of the $15.5 million operating expense reduction. We have reduced our overall sales and marketing expenditures through a variety of cost-reduction initiatives to better align with our product portfolio while supporting our go-to-market partners and new product introductions. In addition, general and administrative expenses decreased $4.6 million, or 23%, while research and development expenses decreased $1.9 million, or 10%, compared to the second quarter of fiscal 2009. Partially offsetting these decreases were increased restructuring charges primarily due to consolidating facilities. We have focused on improving our profitability by exiting certain lower margin OEM and entry-level markets, by reducing manufacturing costs and decreasing operating expenses to support the business while investing strategically to advance our disk-based backup systems, software solutions and tape automation platforms.

Interest expense decreased $0.6 million in the second quarter of fiscal 2010 compared to the second quarter of the prior year primarily due to principal payments on our CS credit agreement term loan over the past year. During the second quarter of fiscal 2010, we refinanced an additional $50.7 million of aggregate principal of our convertible subordinated debt through a private transaction for $950 per $1,000 principal amount, or $48.2 million. In connection with this transaction, we recorded a gain on debt extinguishment, net of costs, of $1.6 million during the second quarter of fiscal 2010.

We had net income of $11.4 million for the second quarter of fiscal 2010 compared to a net loss of $3.3 million for the second quarter of fiscal 2009 primarily due to the combination of increased gross margin percentage and decreased operating expenses. In addition, we generated $64.7 million of cash flow from operations in the first six months of fiscal 2010 compared to $30.6 million in the first six months of fiscal 2009.

We had sequential growth in all revenue areas, including disk-based systems and software solutions revenue that nearly doubled from the first quarter of fiscal 2010, largely due to increased sales of our DXi-Series products. This is the first quarter we have had a sequential revenue increase since the third quarter of fiscal 2008. In addition, we had sequential revenue increases in both branded tape automation systems and OEM tape automation systems for the first time since the third quarter of fiscal 2007. We believe our increased operating income and net income in the second quarter of fiscal 2010 demonstrate the leverage in our business model that results from increasing revenue.

For the third quarter of fiscal 2010, we anticipate total revenue between $175 million and $185 million, a slightly lower gross margin percentage and modestly higher operating expenses compared to the second quarter of fiscal 2010. We expect this combination to result in a similar operating margin in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(in thousands)	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Product revenue	$118,327	67.6%	$143,192	66.5%	$(24,865)	(17.4)%
Service revenue	39,757	22.8%	41,579	19.3%	(1,822)	(4.4)%
Royalty revenue	16,842	9.6%	30,619	14.2%	(13,777)	(45.0)%
Total revenue	$174,926	100.0%	$215,390	100.0%	$(40,464)	(18.8)%

	Six Months Ended
	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Product revenue	$223,551	66.7%	$300,776	68.8%	$(77,225)	(25.7)%
Service revenue	78,659	23.4%	83,836	19.2%	(5,177)	(6.2)%
Royalty revenue	33,056	9.9%	52,569	12.0%	(19,513)	(37.1)%
Total revenue	$335,266	100.0%	$437,181	100.0%	$(101,915)	(23.3)%

Although economic conditions began to improve and technology spending increased during the second quarter of fiscal 2010, the economy was significantly weaker in the second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009. Total revenue decreased in the second quarter and first six months of fiscal 2010 reflecting the weaker economy that reduced demand for products. In addition, efforts to shift our sales mix continued in the second quarter and first six months of fiscal 2010 as we increased the proportion of revenue from higher margin products and services. We expect economic conditions to continue to improve and anticipate total revenue for the upcoming quarter to be relatively similar to, or somewhat higher than, the second quarter of fiscal 2010. We believe our greatest opportunities for revenue growth in the third quarter of fiscal 2010 will be in disk-based backup systems and software solutions as our new products and solutions become available and newer solutions continue to gain traction in the market.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $24.9 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to anticipated decreases in OEM sales. Product revenue for the first six months of fiscal 2010 decreased $77.2 million compared to the first six months of fiscal 2009 primarily due to decreased sales of our branded products. Sales of products to our OEM customers decreased as expected during the first six months of fiscal 2010 compared to the prior year period.

	Three Months Ended
(in thousands)	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Disk-based backup systems and software solutions	$25,160	14.4%	$18,529	8.6%	$6,631	35.8%
Tape automation systems	65,509	37.4%	85,841	39.9%	(20,332)	(23.7)%
Devices and non-royalty media	27,658	15.8%	38,822	18.0%	(11,164)	(28.8)%
Total product revenue	$118,327	67.6%	$143,192	66.5%	$(24,865)	(17.4)%

	Six Months Ended
	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Disk-based backup systems and software solutions	$42,000	12.5%	$36,737	8.4%	$5,263	14.3%
Tape automation systems	126,653	37.8%	171,525	39.2%	(44,872)	(26.2)%
Devices and non-royalty media	54,898	16.4%	92,514	21.2%	(37,616)	(40.7)%
Total product revenue	$223,551	66.7%	$300,776	68.8%	$(77,225)	(25.7)%

We have focused on growing the higher margin areas of our business. In response to the challenging economic environment, shifting our revenue mix to higher margin products, such as disk-based backup systems and software solutions, is a high priority this fiscal year. Revenue from disk-based backup systems and software solutions increased $6.6 million and $5.3 million in the second quarter and first six months of fiscal 2010, respectively, compared to the second quarter and first six months of fiscal 2009, respectively. The increase in the second quarter of fiscal 2010 was primarily due to sales of our DXi7500 products, and we also had modest increases in StorNext® software revenue. The disk-based backup systems and software solutions revenue increase in the first half of fiscal 2010 compared to the prior year was primarily due to OEM software license revenue and to a lesser extent, sales of our DXi7500 products. In addition, revenue from disk-based backup systems and software solutions comprised a greater proportion of both product revenue and total revenue for the second quarter and first six months of fiscal 2010. We expect increases in our disk-based backup systems and software solutions revenue in the future from several newly released disk-based backup systems and software solutions products and upgrades as they gain traction in the market.

Although tape automation systems revenue increased sequentially due to improving market conditions and sales efforts, tape automation systems revenue decreased $20.3 million and $44.9 million in the second quarter and first half of fiscal 2010, respectively, compared to the prior year periods, largely due to weakness in the worldwide economy. Tape automation systems revenue decreases for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 were primarily due to reduced sales of our branded tape automation products and to a lesser extent reduced sales to OEMs. The decline in branded tape automation products was primarily related to volume decreases in North America across midrange and entry-level products. For the first half of fiscal 2010, over half of the tape automation systems revenue decreases were due to reduced sales of OEM products, with slightly more of the OEM tape automation systems declines in midrange products than entry-level products compared to the first six months of fiscal 2009. We increased the proportion of branded tape automation systems revenue to OEM tape automation systems revenue and also increased the proportion of enterprise and midrange tape automation product revenues in the second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined $11.2 million and $37.6 million compared to the second quarter and first six months of fiscal 2009, respectively, primarily due to anticipated decreases in sales of older technology devices that are nearing end of life in both the branded channel and with our OEM customers. We continue to be strategic in media sales opportunities and have not pursued media revenues that do not provide sufficient margins. Media revenue decreases were consistent with our expectations and were approximately 22% and 35% lower than the second quarter and first half of fiscal 2009, respectively.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue decreased $1.8 million and $5.2 million in the second quarter and first six months of fiscal 2010, respectively, compared to the prior year periods, primarily due to reduced service revenues from our OEM customers. Service revenue from our branded products increased slightly in the first half of fiscal 2010 compared to the first half of fiscal 2009.

We noticed several changes in customer trends during the first quarter of fiscal 2010 that continued in the second quarter of fiscal 2010 and are reducing service revenues. These include customers renewing their service contracts for shorter periods, choosing lower cost and slower response time service levels and waiting longer periods after a contract lapses to renew. It appears these trends are in response to the slow economy and reduced IT budgets.

Royalty Revenue

Media royalties decreased $13.8 million and $19.5 million in the second quarter and first six months of fiscal 2010, respectively, compared to the second quarter and first six months of fiscal 2009 due to a one-time $11.0 million royalty payment in the prior year and lower media units sold by media licensees. Royalties related to LTO media decreased more than royalties from maturing DLT media compared to the second quarter of fiscal 2009. For the first six months of fiscal 2010, royalties from DLT media decreased more than royalties related to LTO media compared to the first six months of fiscal 2009. LTO media royalties had sequential growth in both the first and second quarters of fiscal 2010.

Gross Margin

	Three Months Ended
(in thousands)	September 30, 2009	Gross margin%	September 30, 2008	Gross margin%	Change	% Change
Product gross margin	$45,250	38.2%	$43,561	30.4%	$1,689	3.9%
Service gross margin	14,537	36.6%	8,695	20.9%	5,842	67.2%
Royalty gross margin	16,842	100.0%	30,619	100.0%	(13,777)	(45.0)%
Gross margin	$76,629	43.8%	$82,875	38.5%	$(6,246)	(7.5)%

	Six Months Ended
	September 30, 2009	Gross margin%	September 30, 2008	Gross margin%	Change	% Change
Product gross margin	$78,388	35.1%	$86,142	28.6%	$(7,754)	(9.0)%
Service gross margin	26,828	34.1%	19,003	22.7%	7,825	41.2%
Royalty gross margin	33,056	100.0%	52,569	100.0%	(19,513)	(37.1)%
Gross margin	$138,272	41.2%	$157,714	36.1%	$(19,442)	(12.3)%

The 530 basis point and 510 basis point increases in gross margin percentage for the second quarter and first six months of fiscal 2010, respectively, compared to the prior year periods, were largely due to a shift in our revenue mix toward higher margin revenues and manufacturing cost reductions. We emphasized sales of our disk-based backup systems and software solutions as well as enterprise branded products. Gross margins were also favorably impacted by cost-saving initiatives implemented in the current quarter and prior periods. We had a higher proportion of our product sales through branded channels compared to the second quarter and first six months of fiscal 2009. Branded sales comprised 73% and 72% of non-royalty revenue for the second quarter and first six months of fiscal 2010, respectively, compared to 66% for both the second quarter and first six months of fiscal 2009. Sales of branded products typically generate higher gross margins than sales to our OEM customers. We expect our gross margin percentage to be slightly lower in the third quarter of fiscal 2010 than the second quarter of fiscal 2010 due to revenue mix changes.

Product Margin

Our product gross margin dollars increased $1.7 million, or 4%, and the product gross margin rate increased 780 basis points in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. For the first six months of fiscal 2010, gross margin dollars decreased $7.8 million, or 9%, and the product gross margin rate increased 650 basis points compared to the first six months of fiscal 2009. The increased gross margin in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 was primarily due to the combination of a shift in our revenue mix and improvements in our manufacturing cost structure. Product gross margin rate was favorably impacted by our shift in sales mix toward higher margin disk-based systems and software solutions as well as an increased proportion of enterprise and midrange branded products in both the second quarter and first six months of fiscal 2010 compared to the prior year periods. Cost cutting measures and manufacturing efficiencies implemented during the quarter and in prior quarters also contributed to improved product gross margins compared to the second quarter and first six months of fiscal 2009.

Service Margin

Service gross margin dollars increased $5.8 million and $7.8 million in the second quarter and first six months of fiscal 2010, respectively, primarily due to cost reductions in our service delivery model and reduced OEM repair activities compared to the prior year periods. Service gross margin percentage increased 1,570 basis points and 1,140 basis points in the second quarter and first six months of fiscal 2010, respectively, despite decreased service revenues. Efficiencies in our service delivery model that contributed to the increased service gross margin percentage included streamlining processes, consolidating service inventory locations, reducing headcount and decreasing third party external service providers and freight vendors.

Research and Development Expenses

	Three Months Ended
(in thousands)	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Research and development	$16,907	9.7%	$18,766	8.7%	$(1,859)	(9.9)%

	Six Months Ended
	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Research and development	$33,439	10.0%	$37,756	8.6%	$(4,317)	(11.4)%

Research and development expenses decreased $1.9 million and $4.3 million in the three and six month periods ended September 30, 2009, respectively, compared to the same periods of the prior year largely due to cost cutting initiatives and efforts to streamline processes that reduced expenses while maintaining research and development activities in strategic areas of our business and developing several new products. Salaries and benefits decreased $1.0 million and $2.5 million during the second quarter and first six months of fiscal 2010, respectively, compared to the second quarter and first six months of fiscal 2009. We had a holiday shutdown in North America during July 2009 that did not occur in the prior year. Project materials decreased $0.6 million and $0.5 million due to less tape automation system development material needs in the second quarter and first six months of fiscal 2010, respectively, compared to the prior year periods. Depreciation expense was $0.3 million and $0.7 million lower than the second quarter and first six months of fiscal 2009, respectively, due to a number of assets supporting our research and development efforts becoming fully depreciated during the past year.

Sales and Marketing Expenses

	Three Months Ended
(in thousands)	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Sales and marketing	$27,880	15.9%	$38,148	17.7%	$(10,268)	(26.9)%

	Six Months Ended
	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Sales and marketing	$55,173	16.5%	$78,185	17.9%	$(23,012)	(29.4)%

The $10.3 million and $23.0 million decrease in sales and marketing expense for the second quarter and first six months of fiscal 2010, respectively, compared to the second quarter and first six months of fiscal 2009 was largely the result of reduced salaries and benefits from reduced headcount. Salaries and benefits decreased $5.3 million and $12.2 million for the second quarter and first six months of fiscal 2010, respectively, compared to the same periods of the prior year. In addition, we had a holiday shutdown in North America during July 2009 that did not occur in the prior year.

Cost-savings initiatives implemented company-wide also led to other sales and marketing expense decreases. The largest of these decreases were $1.8 million in decreased marketing expenses, such as trade show and telemarketing expenses, $1.2 million in decreased travel expenses and $0.4 million in decreased external service provider expenses for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. For the first six months of fiscal 2010, we had a $3.7 million decrease in marketing expenses, a $2.8 million decrease in travel expenses and a $0.8 million decrease in external service provider expenses compared to the first six months of fiscal 2009. We also had a $0.7 million and $1.5 million decrease in intangible amortization for the second quarter and first six months of fiscal 2010, respectively, due to certain sales and marketing intangible assets becoming fully amortized in the prior year.

General and Administrative Expenses

	Three Months Ended
(in thousands)	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
General and administrative	$15,218	8.7%	$19,820	9.2%	$(4,602)	(23.2)%

	Six Months Ended
	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
General and administrative	$29,723	8.9%	$41,845	9.6%	$(12,122)	(29.0)%

General and administrative expenses decreased for the second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009 largely due to significant legal expenses incurred in fiscal 2009 associated with patent infringement lawsuits that were not repeated in fiscal 2010. Legal expenses decreased $2.1 million and $4.8 million in the second quarter and first six months of fiscal 2010, respectively, compared to the second quarter and first six months of fiscal 2009. Cost savings initiatives commencing in fiscal 2009 and continuing through the second quarter of fiscal 2010 were drivers of expense decreases across many general and administrative activities, including a reduction in force initiated in fiscal 2009. Salaries and benefits decreased $0.8 million and $2.2 million for the second quarter and first six months of fiscal 2010, respectively, compared to the same periods of the prior year from reduced headcount. In addition, we had a holiday shutdown in North America during July 2009 that did not occur in the prior year. For the first six months of fiscal 2010, external service provider expense decreased $1.0 million compared to the first six months of fiscal 2009.

Restructuring Charges

	Three Months Ended
(in thousands)	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Restructuring charges	$1,696	1.0%	$457	0.2%	$1,239	271.1%

	Six Months Ended
	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Restructuring charges	$4,806	1.4%	$407	0.1%	$4,399	n/m

We accrued $1.9 million for the remaining contractual lease payments for two facilities in Colorado and one facility in India that were vacated during the second quarter of fiscal 2010. Partially offsetting this restructuring charge was a $0.2 million reversal of severance and benefits charges due to new information related to on-going settlement negotiations with various local authorities in Europe. These activities resulted in a $1.2 million increase in restructuring charges compared to the second quarter of fiscal 2009.

Restructuring charges increased $4.4 million for the first six months of fiscal 2010 primarily due to facility restructuring charges for contractual lease payments of four facilities vacated in fiscal 2010. Partially offsetting this increase were reduced severance and benefits restructuring charges due to a reduction in force in the first six months of fiscal 2009 compared to minimal severance and benefits restructuring activities in the first six months of fiscal 2010. For additional information, refer to Note 10 “Restructuring Charges.” Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps.

Interest Income and Other, Net

	Three Months Ended
(in thousands)	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Interest income and other, net	$1,265	0.7%	$(385)	(0.2)%	$1,650	n/m

	Six Months Ended
	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Interest income and other, net	$1,269	0.4%	$1,097	0.3%	$172	15.7%

The $1.7 million increase in interest income and other, net for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 was primarily due to increased foreign exchange gains. We had a net $1.6 million increase in foreign exchange gains and losses due to gains during the second quarter of fiscal 2010 compared to losses in the second quarter of fiscal 2009. The foreign exchange gains in the second quarter of fiscal 2010 were primarily due to the U. S. dollar weakening against the euro and the Australian dollar. The foreign exchange losses in the second quarter of fiscal 2009 were primarily due to the U.S. dollar strengthening against the euro and the Australian dollar.

For the six months ended September 30, 2009, interest income and other, net was relatively unchanged due the net impact of three items. The increase in foreign exchange gains and losses was mostly offset by losses from the change in market value of our interest rate hedge compared to the prior year and to a lesser extent decreased interest income. Interest income decreased largely due to lower market interest rates in the first six months of fiscal 2010 than the first six months of fiscal 2009.

Interest Expense

	Three Months Ended
(in thousands)	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Interest expense	$6,935	4.0%	$7,510	3.5%	$(575)	(7.7)%

	Six Months Ended
	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Interest expense	$12,586	3.8%	$16,285	3.7%	$(3,699)	(22.7)%

Interest expense decreased $0.6 million and $3.7 million compared to the second quarter and first six months of fiscal 2009, respectively, primarily due to reducing our outstanding term debt balance under the CS credit agreement. Partially offsetting this decrease was relatively higher interest expense for the second quarter and first six months of fiscal 2010 related to the $137.9 million of our convertible subordinated debt refinanced during the first half of fiscal 2010 because the replacement debt carries a higher interest rate. Interest expense includes the amortization of debt issuance costs for debt facilities and prepayment fees. We incurred $0.5 million in prepayment fees in the first half of fiscal 2009. For further information, refer to Note 8 “Convertible Subordinated Debt and Long-Term Debt” and Note 9 “Derivatives.”

Gain on Debt Extinguishment, Net of Costs

	Three Months Ended
(in thousands)	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Gain on debt extinguishment, net of costs	$1,569	0.9%	$—	—%	$1,569	n/m

	Six Months Ended
	September 30, 2009	% of revenue	September 30, 2008	% of revenue	Change	% Change
Gain on debt extinguishment, net of costs	$12,859	3.8%	$—	—%	$12,859	n/m

During the second quarter of fiscal 2010, we refinanced $50.7 million aggregate principal amount of our convertible subordinated debt at $950 per $1,000 through a private transaction. In connection with this transaction, we recorded a gain on debt extinguishment, net of costs, of $1.6 million comprised of the gross gain of $2.5 million from the notes purchased, reduced by $0.7 million in expenses and $0.2 million of unamortized debt costs related to the purchased notes.

During the first six months of fiscal 2010, we refinanced $137.9 million aggregate principal amount of our convertible subordinated debt, consisting of the $50.7 million noted above in the private transaction and $87.2 million through a tender offer. In connection with these transactions, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of the gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to the refinanced notes.

Income Taxes

	Three Months Ended
(in thousands)	September 30, 2009	% of pre-tax income	September 30, 2008	% of pre- tax loss	Change	% Change
Income tax provision (benefit)	$(528)	(4.9)%	$1,053	(47.6)%	$(1,581)	(150.1)%

	Six Months Ended
	September 30, 2009	% of pre-tax income	September 30, 2008	% of pre- tax loss	Change	% Change
Income tax provision	$310	1.9%	$1,935	(12.4)%	$(1,625)	(84.0)%

The income tax decrease for both the second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009 was primarily due to lower foreign income taxes and U.S. tax refunds from amended filings. The tax provision in the second quarter and first six months of fiscal 2009 was primarily comprised of foreign income taxes and state taxes.

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2009	September 30, 2008	Change
Cost of revenue	$5,499	$6,730	$(1,231)
Research and development	100	100	—
Sales and marketing	3,394	4,117	(723)
General and administrative	25	25	—
	$9,018	$10,972	$(1,954)

	Six Months Ended
	September 30, 2009	September 30, 2008	Change
Cost of revenue	$10,974	$13,648	$(2,674)
Research and development	200	200	—
Sales and marketing	6,788	8,248	(1,460)
General and administrative	50	50	—
	$18,012	$22,146	$(4,134)

The decrease in intangible asset amortization for the second quarter and first six months of fiscal 2010 was due to purchased technology, trademark and customer list intangible assets that became fully amortized after the first quarter of fiscal 2009 as well as a tax adjustment made in the fourth quarter of fiscal 2009. For further information regarding amortizable intangible assets, refer to Note 6 “Goodwill and Intangible Assets.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2009	September 30, 2008	Change
Cost of revenue	$319	$603	$(284)
Research and development	582	807	(225)
Sales and marketing	760	972	(212)
General and administrative	1,014	684	330
	$2,675	$3,066	$(391)

	Six Months Ended
	September 30, 2009	September 30, 2008	Change
Cost of revenue	$619	$958	$(339)
Research and development	1,220	1,572	(352)
Sales and marketing	1,218	1,713	(495)
General and administrative	1,756	1,517	239
	$4,813	$5,760	$(947)

The decrease in share-based compensation for the second quarter and first six months of fiscal 2010 was primarily due to cancellation of rights to purchase shares under our Purchase Plan. The Board of Directors suspended the Purchase Plan in the fourth quarter of fiscal 2009 until our stock price has sufficiently increased. As of September 30, 2009, our stock price had not increased to an adequate level to reinstate the Purchase Plan. Partially offsetting the decreases for the second quarter and first six months of fiscal 2010 were increased share-based compensation expenses from a higher number of options granted during the second quarter of fiscal 2010. Management limited cash compensation increases due to the economic recession, choosing to award more stock options. For additional information regarding share-based compensation by type of equity award, refer to Note 11 “Stock Incentive Plans and Share-based Compensation.”

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of net income (loss) and cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 30, 2009	September 30, 2008
Net income (loss)	$16,363	$(17,602)

Net cash provided by operating activities	$64,721	$30,579
Net cash used in investing activities	$(3,096)	$(3,025)
Net cash used in financing activities	$(64,158)	$(88,020)

Six Months Ended September 30, 2009

The $48.4 million difference between reported net income and cash provided by operating activities during the six months ended September 30, 2009 was due in part to $35.0 million in non-cash expenses, the largest of which were amortization, depreciation and share-based compensation. Non-cash expenses were partially offset by a $15.6 million non-cash gain on debt extinguishment. Cash provided by operating activities was also due to a $15.5 million increase in deferred revenue, a $7.9 million reduction in manufacturing inventories and a $5.2 million increase in accounts payable. Deferred revenue increases were primarily attributable to prepaid license fees under an OEM agreement partially offset by lower service contract volumes. Manufacturing inventories decreased due to planned reductions in inventory levels. The increase in accounts payable was primarily due to lower expenditures and the timing of purchases and payments.

Cash used in investing activities reflects $3.1 million of equipment purchases during the six months ended September 30, 2009. Equipment purchases were primarily for engineering and IT equipment to support product development activities and leasehold improvements for a facility.

Cash used in financing activities during the first six months of fiscal 2010 was primarily due to repaying $61.0 million of the CS credit agreement term debt. We refinanced the majority of our convertible subordinated notes during the first half of fiscal 2010, and repayments of these notes were mostly offset by borrowings of long-term debt, net, under the respective EMC loan agreements.

Six Months Ended September 30, 2008

The $48.2 million difference between net loss and cash provided by operating activities during the six months ended September 30, 2008 was primarily due to $46.9 million in non-cash expenses, the largest of which were amortization, depreciation, service parts lower of cost or market adjustment and share-based compensation. We also had a $35.0 million reduction in accounts receivable which was largely offset by uses of cash in operations including a $20.0 million decrease in accounts payable and a $7.5 million increase in manufacturing inventories. The decrease in accounts receivable was primarily due to lower sales and strong collections during the first six months of fiscal 2009. Accounts payable decreased due to lower expenditures and the timing of payments to vendors. Manufacturing inventories increased primarily due to ramping for production of the DXi7500 released during the first quarter of fiscal 2009 and lower than anticipated shipments in the last days of the quarter.

Cash used in investing activities reflects $3.0 million of equipment purchases during the six months ended September 30, 2008. Equipment purchases were primarily the result of maintaining our day to day business operations infrastructure and included voice communication system upgrades and hardware and software to equip our consolidated data center.

Cash used in financing activities during the first six months of fiscal 2009 was primarily due to repaying $90.0 million of the CS credit agreement term debt.

Capital Resources and Financial Condition

We have made progress in reducing operating costs, and we will continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing to maintain or improve margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue and gross margin around current projections and to continue to control operating expenses in order to provide positive cash flow from operating activities. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by limitations on available cash associated with our existing credit facilities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

Under the terms of our senior secured credit agreement (“CS credit agreement”), in order to avoid an acceleration of the maturity date of amounts borrowed under our CS credit agreement, we were required to refinance at least $135.0 million of our outstanding 4.375% convertible subordinated notes (the “notes”) by February 1, 2010. We initiated a tender offer on March 27, 2009 to refinance a majority of the outstanding notes. The tender offer closed June 3, 2009 with $87.2 million of aggregate principal amount of the notes tendered for a purchase price of $74.1 million.

We funded the payment of the notes tendered with proceeds from a term loan drawn on the June 3, 2009 term loan agreement with EMC International Company (“initial EMC loan agreement”). On June 5, 2009, we borrowed $75.4 million, of which $74.1 million was used to purchase the notes tendered and $1.3 million was used for payment of accrued and unpaid interest on the notes tendered.

On June 26, 2009, we entered into a private transaction with a noteholder to purchase $50.7 million of aggregate principal amount of notes for $48.2 million. We also paid $0.9 million in accrued and unpaid interest on the notes. We funded this transaction with $2.8 million of our own funds and the remaining $46.3 millions from loans from EMC International Company, described below (“subsequent EMC loan agreement”). This transaction was completed on July 1, 2009, resulting in $137.9 million aggregate principal amount of notes refinanced between the two transactions. We are no longer at risk of acceleration of the maturity date for borrowings under the CS credit agreement related to the convertible debt refinancing requirement.

We made a principal prepayment of $40.0 million on the CS credit agreement term loan on April 22, 2009 in conjunction with an amendment to our CS credit agreement (the “Amendment”). We funded this $40.0 million principal prepayment with $20.0 million of our cash on hand and $20.0 million from prepaid license fees under an OEM agreement. In addition, we agreed to prepay another $20.0 million of principal on the CS credit agreement upon refinancing a total of $135.0 million aggregate principal amount of the notes. We made this $20.0 million principal prepayment on July 6, 2009, which was funded from additional prepaid license fees under an OEM agreement.

Under the CS credit agreement, we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. As of September 30, 2009, we have letters of credit totaling $1.4 million, reducing the amounts available to borrow on the revolver to $48.6 million. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

Our outstanding term debt under the CS credit agreement was $187.0 million at September 30, 2009. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 3.78% at September 30, 2009. We are required to make quarterly interest and principal payments on the term loan. The revolving credit facility and term loan under the CS credit agreement are secured by a blanket lien on all of our assets.

Under the terms of the CS credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009. We have an interest rate collar instrument that fixes the interest rate on $100.0 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2009.

As noted above, we have term loans under the initial EMC loan agreement and the subsequent EMC loan agreement. These loans have similar terms, including a 12.0% fixed interest rate. We are required to make quarterly interest payments on these loans.

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and term loans becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at September 30, 2009, this would mean $308.7 million could become immediately payable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Recent Accounting Pronouncements in Note 3 “Significant Accounting Policies; New Accounting Standards” to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

Market Interest Rate Risk

Our outstanding convertible subordinated notes and our term loans under the initial EMC loan agreement and the subsequent EMC loan agreement have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings. Changes in interest rates affect interest income earned on our cash equivalents and interest expense on our term debt under the CS credit agreement. Changes in interest rates also affect interest expense if interest rates are not within the floor and cap on our interest rate collar.

Our cash equivalents consisted solely of money market funds during the six months ended September 30, 2009. Interest rates on these funds are under 1.0% and we earned less than $0.1 million in interest income during the first six months of fiscal 2010. A decrease in interest rates would cause an immaterial decrease in interest income.

Interest accrues on our CS credit agreement term loan at our option, based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Under the terms of our CS credit agreement, we are required to hedge floating interest rate exposure on 50% of our funded debt balance beginning December 31, 2007 through December 31, 2009. We have an interest rate collar that fixes the interest rate on $100.0 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2009.

The following table shows the total impact to interest expense from a hypothetical 100 basis point increase and decrease in interest rates (in thousands):

	Six months ended September 30, 2009
	Hypothetical 100 basis point increase in interest rates	Hypothetical 100 basis point decrease in interest rates
Interest expense increase (decrease) on CS term debt	$1,017	$(1,017)
Interest expense increase (decrease) from collar	(514)	388
Net interest expense increase (decrease)	$503	$(629)

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation of the U.S. dollar would have resulted in an approximately $0.5 million increase in income before income taxes for the six months ending September 30, 2009. Such a change would have resulted from applying a different exchange rate to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our tape automation products compete with product offerings of Dell Inc. (“Dell”), EMC, IBM and Sun Microsystems, Inc. (“Sun”). Increased competition has resulted in decreased prices for entry-level tape automation products. Increased competition has also resulted in more product offerings by our competitors that incorporate new features and technologies. We face risks that customers could choose competitor products over ours due to these features and technologies. If competition further intensifies, or if industry consolidation occurs, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Our tape drive business competes with companies that develop, manufacture, market and sell tape drive and tape automation products. The principal competitors for our tape drive products include HP, IBM and Sun. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products. This intense competition, and additional factors, such as the possibility of further industry consolidation, has resulted in decreased prices of tape drives and increasingly commoditized products. Our response has been to manage our tape drive business at the material margin level and we have chosen not to compete for sales in intense price-based situations. Our focus has shifted to higher margin opportunities in other product lines. Although revenue from tape drives has decreased in recent years, our material margins have remained relatively stable over this period. We face risk of reduced shipments of our tape drive products, and could have reduced margins on these products, which could materially and adversely impact our business, financial condition and results of operations.

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

The current economic crisis in the U.S. and global financial markets has had and may continue to have a material and adverse impact on our business and our financial condition. Uncertainty about current economic conditions poses a risk as businesses may further reduce or postpone spending in response to tighter credit, negative financial news and declines in income or asset values. In addition, current economic conditions have resulted in the reduced credit worthiness and bankruptcies of certain customers and increased our potential exposure to bad debt, and a global disruption in the credit markets, which continues to affect consumers’ and business’ efforts to obtain credit. These factors have had a material negative effect on our business and the demand for our products, the initial impact of which was reflected in our results for the second quarter of fiscal 2009. We cannot predict the ultimate severity or length of the current economic crisis or the timing or severity of future economic or industry downturns. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. A prolonged recession or further decline in the global economy may continue to materially adversely affect our results of operations and financial condition. For additional information regarding the impact of current economic conditions on our results of operations and financial condition, refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A large percentage of our sales come from a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in fiscal 2009 represented 42% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to these customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. As an example, in fiscal 2009, sales to Dell contributed approximately 14% of our revenue, a significant decline from prior years. If we experience a significant decline in revenue from Dell or any of our other large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons. Merger and acquisition activity, such as the recent purchase of Data Domain by EMC, could increase the risk that large customers reduce or terminate their purchases of our products.

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

In connection with our acquisition of Advanced Digital Information Corporation in August 2006, we incurred significant indebtedness and increased interest expense obligations. As of September 30, 2009, the total amount outstanding under the CS credit agreement was $187.0 million. In addition, in connection with our efforts to refinance our convertible subordinated notes, we have incurred $121.7 million in additional subordinated long-term debt with EMC International Company that has a higher coupon interest rate. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal off and interest on our indebtedness as it becomes due.

The significance of our substantial debt could have important consequences, such as:

  Requiring that we dedicate a significant portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, research and development and other cash requirements;
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

Our OEM software license revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM software licensing partners and the market acceptance of the resulting products. A reduction in our OEM software license revenue could materially and adversely affect our business, financial condition and results of operations.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to bring us back to consistent profitability.

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

In the past, we have received notices that we were not in compliance with the NYSE’s continued listing standards relating to average stock price and average market capitalization. Though we have regained compliance with these requirements, if our stock price or market capitalization fell again and we were unable to maintain compliance with the NYSE listing requirements, our common stock could be delisted from the NYSE. As a result of such a delisting, we would likely have our common stock quoted on the Over-the-Counter Bulletin Board, or the OTC BB, in order to have our common stock continue to be traded on a public market. Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. Delisting from the NYSE may also preclude us from using certain state securities law exemptions, which could make it more difficult and expensive for us to raise capital in the future and more difficult for us to provide compensation packages sufficient to attract and retain key employees. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, our reputation may suffer, which could result in a decrease in the trading price of our shares. The delisting of our common stock from the NYSE would significantly disrupt the ability of investors to trade our common stock and could materially and adversely affect the value and liquidity of our securities.

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
  Political, military, social and infrastructure risks, especially in emerging or developing economies;
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
  Focused failure analysis causing distraction of the sales, operations and management teams; or
  The loss of reputation in the market and customer goodwill.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of Quantum was held on August 19, 2009. The following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions for each proposal:

Proposal 1. Proposal to elect nine (9) directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

	For	Withheld
Paul R. Auvil III	171,748,911	3,248,234
Richard E. Belluzzo	169,685,448	5,311,697
Michael A. Brown	132,393,173	42,603,972
Thomas S. Buchsbaum	171,783,452	3,213,693
Edward M. Esber Jr.	171,469,197	3,527,948
Elizabeth A. Fetter	171,760,955	3,236,190
Joseph A. Marengi	171,603,818	3,393,327
Bruce A. Pasternack	171,767,556	3,229,589
Dennis P. Wolf	171,845,646	3,151,499

Proposal 2. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 21, 2010.

For: 173,824,694	Against: 838,160	Abstain: 334,290

Proposal 3. Proposal to authorize the Board to select and file an amendment to the Company’s certificate of incorporation effecting a reverse stock split, pursuant to which any whole number of outstanding shares of the Company’s Common Stock between and including three and twelve would be combined into one share of such stock.

For: 168,493,741	Against: 5,855,949	Abstain: 647,454

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

The Exhibit Index beginning on page 48 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer

Dated: November 6, 2009

QUANTUM CORPORATION

EXHIBIT INDEX

				Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2		Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000
3.3		Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4		Certificate of Amendment of Amended and Restated By-laws of Registrant, effective August 23, 2007	8-K	001-13449	3.1	August 29, 2007
4.1		Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2		Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.1		Supplemental Senior Subordinated Term Loan Agreement dated as of June 29, 2009, by and between Quantum Corporation and EMC International Company.	8-K	001-13449	10.1	July 1, 2009
10.2		Note Purchase Agreement, dated as of June 26, 2009, by and between Quantum Corporation and Tennenbaum Multi-Strategy Master Fund.	8-K	001-13449	10.2	July 1, 2009
31.1	‡	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	‡	Certification of the Executive Vice President, Chief Financial Officer and Chief Operating Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2	†	Certification of the Executive Vice President, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

‡ Filed herewith.
† Furnished herewith.