Form 10-Q
period 2009-12-31
QUANTUM CORP /DE/
filed 2010-02-05
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 1-13449

______________

QUANTUM CORPORATION
______________

Incorporated Pursuant to the Laws of the State of Delaware

IRS Employer Identification Number 94-2665054

1650 Technology Drive, Suite 800, San Jose, California 95110

(408) 944-4000
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of the close of business on January 29, 2010, approximately 214.3 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Product revenue	$124,580	$143,882	$348,131	$444,658
Service revenue	38,991	40,757	117,650	124,593
Royalty revenue	18,139	19,029	51,195	71,598
Total revenue	181,710	203,668	516,976	640,849

Cost of product revenue	82,509	88,949	227,672	303,583
Cost of service revenue	24,485	28,933	76,316	93,766
Total cost of revenue	106,994	117,882	303,988	397,349
Gross margin	74,716	85,786	212,988	243,500
Operating expenses:
Research and development	18,155	16,053	51,594	53,809
Sales and marketing	29,029	32,821	84,202	111,006
General and administrative	16,289	17,015	46,012	58,860
Restructuring charges (benefits)	(22)	4,062	4,784	4,469
Goodwill impairment	—	339,000	—	339,000
	63,451	408,951	186,592	567,144
Income (loss) from operations	11,265	(323,165)	26,396	(323,644)

Interest income and other, net	526	(594)	1,795	503
Interest expense	(6,813)	(7,276)	(19,399)	(23,561)
Gain on debt extinguishment, net of costs	—	—	12,859	—
Income (loss) before income taxes	4,978	(331,035)	21,651	(346,702)
Income tax provision (benefit)	342	(2,259)	652	(324)
Net income (loss)	$4,636	$(328,776)	$20,999	$(346,378)

Net income (loss) per share:
Basic	$0.02	$(1.58)	$0.10	$(1.66)
Diluted	0.02	(1.58)	0.04	(1.66)

Income (loss) for purposes of computing net income (loss) per share:
Basic	$4,636	$(328,776)	20,999	$(346,378)
Diluted	4,636	(328,776)	9,389	(346,378)

Weighted average common and common equivalent shares:
Basic	213,525	210,086	212,092	208,665
Diluted	220,710	210,086	223,143	208,665

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$100,700	$87,305
Accounts receivable, net of allowance for doubtful accounts of $1,400 and $1,999, respectively	116,553	107,851
Manufacturing inventories, net	49,829	61,237
Service parts inventories, net	54,688	63,029
Deferred income taxes	9,970	9,935
Other current assets	17,292	24,745
Total current assets	349,032	354,102

Long-term assets:
Property and equipment, less accumulated depreciation	25,128	28,553
Purchased technology, less accumulated amortization	32,326	49,148
Other intangible assets, less accumulated amortization	49,832	60,088
Goodwill	46,770	46,770
Other long-term assets	10,518	10,708
Total long-term assets	164,574	195,267
	$513,606	$549,369

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$56,571	$45,182
Accrued warranty	6,428	11,152
Deferred revenue, current	100,580	84,079
Current portion of long-term debt	1,884	4,000
Current portion of convertible subordinated debt	22,099	—
Accrued restructuring charges	4,522	4,681
Accrued compensation	28,925	27,334
Income taxes payable	2,674	4,752
Other accrued liabilities	26,209	34,550
Total current liabilities	249,892	215,730

Long-term liabilities:
Deferred revenue, long-term	29,445	32,082
Deferred income taxes	10,815	11,190
Long-term debt	306,370	244,000
Convertible subordinated debt	—	160,000
Other long-term liabilities	7,026	6,326
Total long-term liabilities	353,656	453,598

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 214,160 and 210,231 shares
issued and outstanding at December 31, 2009 and March 31, 2009, respectively	2,142	2,102
Capital in excess of par value	357,766	349,850
Accumulated deficit	(456,764)	(477,763)
Accumulated other comprehensive income	6,914	5,852
Stockholders’ deficit	(89,942)	(119,959)
	$513,606	$549,369

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income (loss)	$20,999	$(346,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,111	12,054
Amortization	28,987	32,804
Service parts lower of cost or market adjustment	8,092	13,832
Gain on debt extinguishment	(15,613)	—
Goodwill impairment	—	339,000
Deferred income taxes	(410)	141
Share-based compensation	7,155	8,092
Changes in assets and liabilities:
Accounts receivable, net	(8,702)	37,790
Manufacturing inventories, net	8,387	2,265
Service parts inventories, net	3,270	223
Accounts payable	11,389	(38,949)
Accrued warranty	(4,724)	(7,261)
Deferred revenue	13,864	11,012
Accrued restructuring charges	(159)	2,248
Accrued compensation	1,591	(5,385)
Income taxes payable	(2,078)	93
Other assets and liabilities	706	(11,704)
Net cash provided by operating activities	81,865	49,877

Cash flows from investing activities:
Purchases of property and equipment	(5,728)	(4,289)
Return of principal from other investments	166	1,038
Net cash used in investing activities	(5,562)	(3,251)

Cash flows from financing activities:
Borrowings of long-term debt, net	120,042	—
Repayments of long-term debt	(61,463)	(91,000)
Repayments of convertible subordinated debt	(122,288)	—
Payment of taxes due upon vesting of restricted stock	(960)	(768)
Proceeds from issuance of common stock	1,761	2,738
Net cash used in financing activities	(62,908)	(89,030)

Net increase (decrease) in cash and cash equivalents	13,395	(42,404)
Cash and cash equivalents at beginning of period	87,305	93,643
Cash and cash equivalents at end of period	$100,700	$51,239

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

Note 2: BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. We have evaluated subsequent events through February 5, 2010, the issuance date of our December 31, 2009 financial statements. The Condensed Consolidated Balance Sheet as of March 31, 2009 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2009 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 30, 2009. We have presented service parts lower of cost or market adjustment separately from amortization in the prior year Condensed Consolidated Statement of Cash Flows to conform to current period presentation. This reclassification has no effect on total assets, stockholders’ deficit, net loss or cash flows as previously presented.

Note 3: SIGNIFICANT ACCOUNTING POLICIES; NEW ACCOUNTING STANDARDS

The significant accounting policies used in the preparation of our Condensed Consolidated Financial Statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 30, 2009.

On April 1, 2009, a number of accounting pronouncements became effective for us. None of these pronouncements had a material impact to our Condensed Consolidated Financial Statements. These pronouncements include: Business Combinations, Non-controlling Interests in Consolidated Financial Statements, Determinations of the Useful Life of Intangible Assets, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion, Interim Disclosure about Fair Value of Financial Instruments, Nonfinancial Asset and Liability Fair Value Measurements, Equity Method Investment Accounting Considerations and Subsequent Events.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 changes accounting for certain multiple deliverable arrangements. ASU 2009-13 addresses the separation of deliverables and how to measure and allocate the arrangement consideration to one or more units of accounting in multiple deliverable arrangements. Currently, under the residual method of allocation, we use objective and reliable evidence of the fair value of the undelivered elements to separate deliverables in multiple deliverable arrangements. ASU 2009-13 eliminates the residual method and requires that consideration from the arrangement be allocated to all deliverables using the relative selling price method. ASU 2009-13 requires additional disclosures related to multiple deliverable revenue arrangements upon adoption and is effective for fiscal years beginning after June 15, 2010, or the beginning of our fiscal 2012. In addition, ASU 2009-13 may be early adopted. It may be implemented with either prospective or retrospective application; however, if early adoption is chosen, the entity must either adopt at the beginning of its fiscal year, or adopt using retrospective application. We are currently evaluating the impact ASU 2009-13 will have on our consolidated financial position and results of operations, whether to early adopt and which implementation method to use upon adoption if not prescribed.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 changes the accounting for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. Under prior guidance such arrangements were accounted for as software if the software was determined to be more than incidental. ASU 2009-14 requires that any hardware components of such arrangements be excluded from software revenue guidance and that any essential software that is sold with or embedded within the product also be excluded from software revenue guidance. This ASU is effective for fiscal years beginning after June 15, 2010, or the beginning of our fiscal 2012. In addition, ASU 2009-14 may be early adopted. ASU 2009-14 may be implemented with either prospective or retrospective application; however, if early adoption is chosen, the entity must either adopt at the beginning of its fiscal year, or adopt using retrospective application. Further, ASU 2009-14 must be adopted in the same period and with the same implementation method as ASU 2009-13. We are currently evaluating the impact ASU 2009-14 will have on our consolidated financial position and results of operations, whether to early adopt and which implementation method to use upon adoption if not prescribed.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity must measure fair value using either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique consistent with fair value measurements such as an income approach or a market approach. ASU 2009-05 clarifies that no separate input, or adjustment to other inputs, must be made for the existence of a restriction that prevents the transfer of a liability when measuring fair value of a liability. Adoption of ASU 2009-05 did not have an impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 increased disclosures to include transfers in and out of Levels 1 and 2 and clarified inputs, valuation techniques and level of disaggregation to be disclosed. Adoption of ASU 2010-06 is effective for periods beginning after December 15, 2009, or our fourth quarter of fiscal 2010, and will not have an impact on our consolidated financial position or results of operations.

Note 4: OTHER INVESTMENTS AND FAIR VALUE

Other Investments

Other investments include private technology venture limited partnership investments that are recorded in other long-term assets on the Condensed Consolidated Balance Sheets. At December 31, 2009 and March 31, 2009, we held $1.9 and $1.6 million, respectively, in limited partnership investments that are accounted for under the equity method. We received distributions of $0.2 million and $1.0 million during the third quarter of fiscal 2010 and fiscal 2009, respectively, from the limited partnership investments due to liquidation of an underlying holding. We recorded income of $0.3 million and $0.4 million for the three and nine month periods ended December 31, 2009, respectively. This compares to income of $0.4 million and $0.7 million for the three and nine months ended December 31, 2008, respectively. Income and losses are primarily based on the general partners’ estimates of the fair value of nonmarketable securities held by the partnership and realized gains and losses from the partnership’s disposal of securities.

We held $1.3 million and $0.9 million in deferred compensation investments at December 31, 2009 and March 31, 2009, respectively, which are recorded in other current assets on the Condensed Consolidated Balance Sheet. These investments consist of marketable mutual funds. We realized negligible gains in the third quarter of fiscal 2010 and a gain of $0.3 million in the first nine months of fiscal 2010. This compares to negligible losses for the three and nine month periods ending December 31, 2008. These gains and losses are included in interest and other income, net, on the Condensed Consolidated Statements of Operations.

We review non-marketable equity investments on a regular basis to determine if there has been any impairment of value which is other than temporary by reviewing their financial information, gaining knowledge of any new financing or other business agreements and assessing their operating viability.

Fair Value

Following is a summary table of assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	As of December 31, 2009	As of March 31, 2009
Assets:
Money market funds	$92,500	$75,350
Deferred compensation investments	1,282	910
Liabilities:
Deferred compensation liabilities	1,282	910
Derivatives	—	1,175

Following are the fair values of assets and liabilities measured and recorded at fair value on a recurring basis by input level as of December 31, 2009 (in thousands):

	Fair Value Measurements Using Input Levels
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$92,500	$—	$92,500
Deferred compensation investments	—	1,282	—	1,282
Liabilities:
Deferred compensation liabilities	—	1,282	—	1,282

The above fair values are based on quoted market prices at the respective balance sheet dates.

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, purchased technology, other intangible assets and goodwill. We did not record impairments to any non-financial assets in the three or nine months ending December 31, 2009. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value and fair value of these financial liabilities at December 31, 2009 and March 31, 2009 were as follows (in thousands):

	As of December 31, 2009		As of March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Suisse term loan(1)	$186,537	$173,013	$248,000	$155,000
EMC term loans(2)	121,717	133,984	—	—
Convertible subordinated debt(3)	22,099	20,994	160,000	108,051
____________________

(1)	Fair value based on non-binding broker quotes using current market information.
(2)	Fair value is based on publicly traded debt with comparable terms.
(3)	Fair value at December 31, 2009 based on pricing from a private transaction on June 26, 2009. Fair value based on quoted market prices for March 31, 2009.

Note 5: MANUFACTURING AND SERVICE PARTS INVENTORIES, NET

Manufacturing and service parts inventories, net consisted of the following (in thousands):

	December 31, 2009	March 31, 2009
Manufacturing inventories, net:
Finished goods	$21,904	$27,629
Work in process	2,973	3,669
Raw materials and purchased parts	24,952	29,939
	$49,829	$61,237

Service parts inventories, net:
Finished goods	$31,160	$36,422
Component parts	23,528	26,607
	$54,688	$63,029

Note 6: GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2009 and March 31, 2009, goodwill and intangible assets, net of amortization, were $128.9 million and $156.0 million, respectively, and represented approximately 25% and 28% of total assets, respectively. We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Intangible assets are evaluated for impairment whenever indicators of impairment are present. For the three and nine month periods ending December 31, 2009, we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable intangible assets, and determined there were no indicators of impairment. Our conclusion considered both quantitative and qualitative factors. Qualitative factors supporting our conclusion included our assessment that there have been no material adverse changes in the overall business climate, current events or the long-term economic outlook of our business since completion of our impairment assessments during the fourth quarter of fiscal 2009.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	December 31, 2009			March 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,167	$(155,841)	$32,326	$188,167	$(139,019)	$49,148
Trademarks	27,260	(25,303)	1,957	27,260	(24,696)	2,564
Non-compete agreements	500	(343)	157	500	(268)	232
Customer lists	108,219	(60,501)	47,718	108,219	(50,927)	57,292
	$324,146	$(241,988)	$82,158	$324,146	$(214,910)	$109,236

Total intangible amortization expense was $9.1 million and $27.1 million for the three and nine months ended December 31, 2009, respectively, as compared to $9.0 million and $31.2 million for the three and nine months ended December 31, 2008, respectively.

Note 7: ACCRUED WARRANTY AND INDEMNIFICATIONS

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Beginning balance	$7,100	$15,240	$11,152	$19,862
Additional warranties issued	2,322	3,476	6,560	11,629
Adjustments for warranties issued in prior fiscal years	(402)	(1,733)	(2,675)	(2,605)
Settlements	(2,592)	(4,382)	(8,609)	(16,285)
Ending balance	$6,428	$12,601	$6,428	$12,601

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

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of December 31, 2009 and March 31, 2009, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Note 8: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

Debt balances consist of the following (in thousands):

	December 31, 2009	March 31, 2009
Convertible subordinated debt	$22,099	$160,000
Credit Suisse term loan	186,537	248,000
EMC term loans	121,717	—
	$330,353	$408,000

Convertible Subordinated Debt

On July 30, 2003, we issued 4.375% convertible subordinated notes (“the notes”) in the aggregate principal amount of $160 million in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.35 per share. As of December 31, 2009, the notes are included in current liabilities and as of March 31, 2009 in long-term liabilities in the Condensed Consolidated Balance Sheet.

Gain on Debt Extinguishment, Net of Costs

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

In connection with the tender offer and private transaction, during the first nine months of fiscal 2010, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of the gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to the refinanced notes.

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

Under the CS credit agreement, the $400 million term loan matures on July 12, 2014, but was subject to accelerated maturity on February 1, 2010 if we did not repay, refinance to extend the maturity date, or convert into equity at least $135 million of the $160 million convertible subordinated debt prior to February 1, 2010. We are no longer at risk of acceleration of the maturity date related to this refinancing requirement as a result of the tender offer and private transaction described above. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 4.18% at December 31, 2009.

Commencing September 30, 2007, we began to make required quarterly principal payments on the term loan based on a formula in the CS credit agreement and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time; however, for any prepayments made before July 12, 2008 a prepayment fee of 1% of the principal amount being prepaid was assessed on such prepayments. In addition, on an annual basis commencing with the fiscal year ending March 31, 2008, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount if the excess cash flow requirements are not met. The fiscal 2009 calculation of excess cash flow did not require an additional principal payment. During the third quarter of fiscal 2010, we made principal payments of $0.5 million on the CS credit agreement. For the first nine months of fiscal 2010, we made principal payments of $61.5 million on the CS credit agreement including $60.0 million in prepayments related to the April 15, 2009 amendment described below. For the third quarter of fiscal 2009, we made principal payments of $1.0 million on the CS credit agreement. For the nine months ended December 31, 2008, we made principal payments of $91.0 million on the term loan and incurred $0.5 million in prepayment fees.

Under the CS credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. As of December 31, 2009, we have letters of credit totaling $1.4 million, reducing the amounts available to borrow on the revolver to $48.6 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility. We did not borrow from the revolving credit facility during the third quarter or first nine months of fiscal 2010. We drew and repaid $16.0 million and $31.0 million from our revolving credit facility during the third quarter and first nine months of fiscal 2009, respectively.

The revolving credit facility and term loan are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loan including a limitation on issuing dividends or repurchasing our stock. As of December 31, 2009, we were in compliance with the debt covenants.

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

Note 9: DERIVATIVES

We do not engage in hedging activity for speculative or trading purposes. Under the terms of the CS credit agreement, we were required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009. We had an interest rate collar instrument with a financial institution that fixed the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% commencing the third quarter of fiscal 2007 through December 31, 2008 (“Collar 1”). We entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixed the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixed the interest rate on $100 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 2009 (“Collar 2”). Whenever the three month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current three month LIBOR rate on the notional amount.

During the third quarter and first nine months of fiscal 2010, the three month LIBOR rate was below the floor of Collar 2 and we incurred $0.6 million and $1.5 million in additional interest expense, respectively. During the third quarter and first nine months of fiscal 2009, the three month LIBOR rate was within the floor and cap of Collar 2 but was below the floor of Collar 1 and we incurred $0.2 million and $1.0 million, respectively, in additional interest expense.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting treatment. We recorded the change in fair market value in other accrued liabilities in the Condensed Consolidated Balance Sheets and in interest income and other, net in the Condensed Consolidated Statements of Operations. We recognized a gain of $0.6 million and $1.2 million for the third quarter and first nine months of fiscal 2010, respectively, compared to a $1.1 million loss and a $0.7 million gain in the third quarter and first nine months of fiscal 2009, respectively. As of December 31, 2009, both interest rate collars had expired.

	As of December 31, 2009
	Derivative Assets		Derivative Liabilities
	Location in the Consolidated Statement of Financial Position	Fair Value	Location in the Consolidated Statement of Financial Position	Fair Value
Interest rate collar derivatives	—	$—	Other accrued liabilities	$—

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives	Location of Gain on Hedged Item	Amount of Gain Recognized in Income Attributable to Risk Being Hedged
	For the three months ended December 31, 2009
Interest rate collar derivatives	Interest income and other, net	$612	—	$—

	For the nine months ended December 31, 2009
Interest rate collar derivatives	Interest income and other, net	$1,175	—	$—

Note 10: RESTRUCTURING CHARGES

In fiscal 2009 and continuing in fiscal 2010, restructuring actions that consolidated operations supporting the business were undertaken to improve operational efficiencies and to adapt our operations in recognition of economic conditions. In fiscal 2009, we also restructured portions of our research and development operations by partnering with a third party on certain research and development efforts. The types of restructuring expense (benefit) for the three and nine months ended December 31, 2009 and 2008 were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
By expense (benefit) type
Severance and benefits	$(94)	$4,218	$64	$5,421
Facilities	72	(177)	4,919	(973)
Other	—	21	(199)	21
Total	$(22)	$4,062	$4,784	$4,469

By cost reduction action
Consolidate operations supporting our business	$(22)	$4,062	$4,784	$4,056
Partner with third party on certain research and development
efforts	—	—	—	413
Total	$(22)	$4,062	$4,784	$4,469

Fiscal 2010

During the third quarter of fiscal 2010, actual severance and benefits restructuring expenses were lower than estimated resulting in a $0.1 million reversal. These reversals were largely offset by facility expenses incurred during the third quarter of fiscal 2010 on vacant facilities in restructuring.

For the nine months ended December 31, 2009, restructuring charges were primarily due to $4.8 million in remaining contractual lease payments for the three facilities vacated during the second quarter of fiscal 2010 and a California facility vacated during the first quarter of fiscal 2010. Severance and benefits restructuring charges for the nine months ended December 31, 2009 were due to eliminating additional positions in the U.S. and changes in our estimates, primarily in Europe as we received new information related to on-going settlement negotiations with various local authorities. The other restructuring benefits for the nine months ended December 31, 2009 were due to negotiating a $0.2 million reduction in our liability with a vendor related to a research and development program cancelled in a prior year.

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

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

Accrued Restructuring

	Three Months Ended December 31, 2009
	Severance and Benefits	Facilities	Other	Total
Balance as of September 30, 2009	$562	$4,430	$400	$5,392
Restructuring charges	51	72	—	123
Reversals	(145)	—	—	(145)
Cash payments	(369)	(483)	—	(852)
Other	(1)	5	—	4
Balance as of December 31, 2009	$98	$4,024	$400	$4,522

	Nine Months Ended December 31, 2009
	Severance and Benefits	Facilities	Other	Total
Balance as of March 31, 2009	$3,454	$628	$599	$4,681
Restructuring charges	549	4,919	—	5,468
Reversals	(485)	—	(199)	(684)
Cash payments	(3,455)	(1,528)	—	(4,983)
Other	35	5	—	40
Balance as of December 31, 2009	$98	$4,024	$400	$4,522

	Severance and Benefits	Facilities	Other	Total
Estimated timing of future payouts:
Fiscal 2010	$98	$454	$400	$952
Fiscal 2011 to 2013	—	3,570	—	3,570
	$98	$4,024	$400	$4,522

The $4.5 million restructuring accrual as of December 31, 2009 is comprised of obligations for severance and benefits and vacant facilities in addition to noncancellable purchase obligations for research and development programs. We expect the severance and benefits liability and the noncancellable purchase obligations to be paid in fiscal 2010. The facilities charges relating to vacant facilities in the U.S. and India will be paid over their respective lease terms, which continue through fiscal 2013.

Note 11: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Overview

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers and affiliates. The Plans have 110.6 million shares of stock authorized of which 14.8 million shares of stock were available for grant as of December 31, 2009.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. There were 9.2 million shares available for issuance as of December 31, 2009. The Board of Directors suspended the Purchase Plan in the fourth quarter of fiscal 2009. On January 1, 2010 the Purchase Plan was reinstated and amended to set the maximum number of shares available in any one offering period to no more than two million shares.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Share-based compensation
Cost of revenue	$333	$141	$952	$1,099
Research and development	513	601	1,733	2,173
Sales and marketing	619	276	1,837	1,989
General and administrative	877	1,314	2,633	2,831
	$2,342	$2,332	$7,155	$8,092

Share-based compensation (by type of award)
Stock options	$1,045	$933	$2,555	$2,729
Restricted stock	1,297	1,709	4,600	4,668
Stock purchase plan	—	(310)	—	695
	$2,342	$2,332	$7,155	$8,092

Stock Options

The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the third quarter and first nine months of fiscal 2010 and 2009 were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Option life (in years)	3.9	4.0	3.9	4.0
Risk-free interest rate	1.82%	2.27%	2.06%	2.72%
Stock price volatility	109.12%	74.45%	107.66%	50.58%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$1.01	$0.42	$0.73	$0.73

Restricted Stock

The fair value of the restricted stock awards granted is the intrinsic value as of the respective grant date since the restricted stock awards are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock awards granted during the third quarter and first nine months of fiscal 2010 were $2.32 and $1.10, respectively. The weighted-average grant date fair values of restricted stock awards granted during the third quarter and first nine months of fiscal 2009 were $0.78 and $1.41, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted during the third quarter or first nine months of fiscal 2010 or during the third quarter of fiscal 2009. The value of rights to purchase shares granted in the first nine months of fiscal 2009 was estimated at the date of the grant. The weighted-average fair values and the assumptions used in calculating fair values during the nine month periods ended December 31, 2009 and 2008 were as follows:

	Nine Months Ended
	December 31, 2009	December 31, 2008
Option life (in years)	N/A	0.5
Risk-free interest rate	N/A	1.98%
Stock price volatility	N/A	61.57%
Dividend yield	—	—
Weighted-average grant date fair value	N/A	$0.51

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2009	25,626	$3.02
Granted	9,607	1.00
Exercised	(1,161)	1.52
Forfeited	(1,675)	3.38
Expired	(140)	13.57
Outstanding as of December 31, 2009	32,257	$2.41	4.29	$30,968
Vested and expected to vest at December 31, 2009	30,412	$2.49	4.16	$27,528
Exercisable as of December 31, 2009	20,482	$3.04	3.24	$11,593

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2009	6,258	$1.78
Granted	1,972	1.10
Vested	(2,747)	1.99
Forfeited	(769)	0.81
Nonvested at December 31, 2009	4,714	$1.53

Note 12: INCOME TAXES

We had an income tax expense of $0.3 million and $0.7 million for the third quarter and first nine months of fiscal 2010, respectively, as compared to an income tax benefit of $2.3 million and $0.3 million for the third quarter and first nine months of fiscal 2009, respectively. Tax expense for the third quarter of fiscal 2010 was primarily comprised of foreign income taxes and state taxes while tax expense for the first nine months of fiscal 2010 was comprised of foreign income taxes and state taxes partially reduced by U.S. tax refunds from amended filings. Tax benefits for the third quarter and first nine months of fiscal 2009 were from the release of a $2.9 million tax liability due to the expiration of a statute of limitation partially offset by foreign income taxes and state taxes of $0.6 million and $2.6 million, respectively.

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

Net Income (Loss) per Share

The following is our computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net income (loss)	$4,636	$(328,776)	$20,999	$(346,378)
Interest on dilutive notes	—	—	1,249	—
Gain on debt extinguishment, net of costs	—	—	(12,859)	—
Net income (loss) for purposes of computing net
income (loss) per diluted share	$4,636	$(328,776)	$9,389	$(346,378)
Weighted average shares and common share equivalents (“CSE”):
Basic	213,525	210,086	212,092	208,665
Dilutive CSE from stock plans	7,185	—	2,340	—
Dilutive CSE from convertible notes	—	—	8,711	—
Diluted	220,710	210,086	223,143	208,665

Due to the vesting contingency of the warrants, which had not been met as of December 31, 2009, the warrants are excluded from the computation of diluted net income (loss) per share for the third quarter and first nine months of fiscal 2010. In addition, the following have been excluded from the periods presented because the effect would have been anti-dilutive:
  4.375% convertible subordinated notes issued in July 2003, which are convertible into shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share. For the third quarter and first nine months of fiscal 2010, 5.1 million weighted equivalent shares were excluded. For the third quarter and first nine months of fiscal 2009, 36.8 million weighted equivalent shares were excluded.
  For the third quarter and first nine months of fiscal 2010, options to purchase 14.9 million and 29.1 million weighted average shares, respectively, were excluded. For third quarter and first nine months of fiscal 2009, options to purchase 26.1 million shares were excluded.
  Unvested restricted stock units for 0.4 million and 0.6 million weighted average shares for the third quarter and first nine months of fiscal 2010, respectively, were excluded. Unvested restricted stock units for 6.6 million shares for both the third quarter and first nine months of fiscal 2009 were excluded.
Note 14: COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of tax, for the three and nine months ended December 31, 2009 and 2008 was (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net income (loss)	$4,636	$(328,776)	$20,999	$(346,378)
Net unrealized gains (losses) on revaluation of long-
term intercompany balance, net of tax	58	101	(152)	547
Foreign currency translation adjustment, net of tax	(149)	(1,375)	1,214	(2,379)
Total comprehensive income (loss)	$4,545	$(330,050)	$22,061	$(348,210)

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

Note 16: COMMITMENTS AND CONTINGENCIES

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of December 31, 2009 and March 31, 2009, we had issued non-cancelable purchase commitments for $41.9 million and $48.4 million, respectively, to purchase finished goods from our contract manufacturers in future periods. We also accrued $1.6 million and $0.5 million as of December 31, 2009 and March 31, 2009, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our performance for the fourth quarter and fiscal year ending March 31, 2010; (2) our expectations relating to growing our disk-based backup, software and services businesses; (3) our research and development plans and focuses; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for at least the next 12 months; (6) our expectations regarding our ongoing efforts to reduce our cost structure; (7) our expectations about the timing and maximum amounts of our future contractual payment obligations; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (9) our business objectives, key focuses, opportunities and prospects are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to achieve anticipated gross margin levels; (5) our ability to maintain supplier relationships; (6) the successful execution of our strategy to expand our businesses into new directions; (7) our ability to successfully introduce new products; (8) our ability to capitalize on changes in market demand; (9) the availability of credit on terms that are beneficial to us, particularly in light of the continuing global credit crisis and worldwide recession; and (10) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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
We have worked through a series of significant changes during this fiscal year, including a challenging economic environment, an altered relationship with EMC, the pressures of a constrained debt market as well as market transitions. Throughout these changes, we have continued to focus on executing our business strategy, leading to a significantly improved business model with growth opportunities. Our results this quarter and in the second quarter of fiscal 2010 demonstrate our ability to deliver solid operating profit regardless of whether we have significant revenue from OEM DXiTM software, as we did in the second quarter of fiscal 2010, or do not have significant OEM DXi software revenue, as was the case in this quarter. We believe we have the foundation from which we can grow the company and improve our overall performance as we continue to launch critical new products.

We embarked on a broad-based new product cycle earlier this fiscal year to expand our growth platform for disk-based backup systems and software solutions centered on deduplication and replication. Industry data indicates the market for target-based deduplication systems is growing substantially despite the cautious economic environment, and we believe we are well positioned to capitalize on this opportunity. One way we intend to capitalize on this market opportunity is by building a revenue stream to complement the traction we have obtained in the enterprise-VTL segment of the market. During the third quarter of fiscal 2010, we continued to introduce new products and enhancements to build out our edge-to-core product and solutions portfolio, including the NAS-based DXi6500 family, disk-based backup appliances with advanced data deduplication technology targeted to meet the needs of midrange customers. The DXi6500 family consists of five preconfigured appliance models for protecting environments with three to 30 TB of primary data and has been designed to be simple for customers and end users to order, deploy, operate and manage while providing the advantages of data deduplication. The first two models of the DXi6500 family became available in the third quarter of fiscal 2010. We believe the DXi6500 family is an ideal offering for the independent channel and will provide us incremental opportunities. Our priority in the fourth quarter of fiscal 2010 is to begin shipping the remaining models and to work with our channel partners to increase sales of the DXi6500 products to meet the data deduplication and storage needs of end users.

We continue to provide enterprise disk-based solutions in the growing target-based deduplication systems market. Our current DXi results are dominated by the DXi7500 appliance in a VTL implementation, and we continue to pursue this market in a targeted manner. We believe there are additional opportunities in this market and we plan to expand and further improve our product line to deliver edge to core solutions.

Although deduplication disk systems are rapidly becoming the standard for backup and fast recovery of archive data, automated tape continues to hold a strong role in the data preservation hierarchy. We view our tape automation systems business as a mature segment of storage solutions and have worked to improve our branded sales productivity and decrease our manufacturing cost structure for these products. We continue to manage our tape business in a manner that recognizes the mature nature of tape technology. During the third quarter of fiscal 2010, we released products and upgrades that we expect will deliver incremental revenue growth opportunities in the near term due to our strength in this market. We introduced an encryption solution and the Scalar® i40 and i80 tape automation libraries that were designed to provide small and medium businesses and distributed data centers with more storage capacity, room for continued growth and simplified system management. We expect to introduce LTO5 technology-based solutions and a new enterprise library that is an extension of our current Scalar i2000 tape automation system in the fourth quarter of fiscal 2010. We anticipate these upcoming product offerings will expand our market opportunity into larger enterprise segments. We continue to work with our channel partners to take advantage of opportunities to reach end customers that have historically chosen competitor products, but due to consolidation in the market, we believe are more likely to select our products and solutions. Our focus is to capitalize on these incremental revenue and market-share building opportunities.

There was measurable improvement in the storage purchasing environment during the third quarter of fiscal 2010. IT budgets were more available, channel inventories began to replenish and, as a result, the industry had modest growth. However, there continued to be difficulties with deals progressing through customers’ approval processes resulting in reduced and delayed sales this quarter, but not as many sales were delayed as in recent quarters. We saw the most improvement in Europe, while North America continued to be impacted by the constrained economic environment.

In the near term, we are focused on executing our go-to-market strategies for recently introduced and additional new products, extending our disk-based enterprise-VTL leadership position and growing revenues from products that serve enterprise customers, establishing a strong position in the disk-based midrange NAS market, increasing the market reach of our StorNext® software solution and developing new OEM and alliance partnerships. We believe executing on these initiatives will enable us to continue to build momentum and a broader revenue base in the fast growing disk-based backup and deduplication market and in the tape market due to the strength of our tape automation systems product line.

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

Results

During the third quarter of fiscal 2010, economic conditions improved slightly; however, conditions have not returned to pre-recession levels and continued to impact our revenue results. Total revenue for the third quarter of fiscal 2010 decreased 11% to $181.7 million from $203.7 million in the third quarter of fiscal 2009 primarily reflecting the weaker economy and anticipated decreases in OEM revenue, including DXi software, tape automation systems and devices and media sales. The decrease in OEM DXi software revenue was due to the changed nature of our relationship with EMC as a result of their acquisition of Data Domain, a Quantum competitor, in July 2009. Disk-based backup systems and software solutions decreased to 18% of product revenue and 12% of total revenue in the third quarter of fiscal 2010 from 20% of product revenue and 14% of total revenue in the third quarter of fiscal 2009 due to lower OEM DXi software revenue. In addition, midrange tape automation system revenues decreased largely due to continued weakness in North America. We maintained our efforts to shift our sales mix toward higher-margin branded sales and away from lower-margin OEM sales. Partially offsetting the total revenue decrease was a significant increase in branded DXi-Series product sales and a moderate increase in branded software solutions revenue. In total, our branded disk-based systems and software solutions revenue, inclusive of related service revenue, increased 29% from the third quarter of fiscal 2009. We also increased the proportion of branded tape automation systems revenue relative to OEM tape automation systems revenue in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Total gross margin and product gross margin decreased 100 basis points and 440 basis points, respectively, for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 largely due to these shifts in our revenue mix. Branded sales comprised 76% of non-royalty revenue for the third quarter of fiscal 2010 compared to 65% for the third quarter of fiscal 2009. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM DXi software revenue provides one of our highest product margins. Gross margins were also impacted by increased lower of cost or market charges related to imminent end of life dates on certain product families and planned product roadmap transitions in addition to a reduction in benefit from lower warranty obligations in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Service gross margin increased to 37.2% in the third quarter of fiscal 2010 from 29.0% in the third quarter of fiscal 2009 primarily due to efficiencies in our service delivery model and decreased OEM repair activities.

Operating expenses decreased 84% to $63.5 million for the third quarter of fiscal 2010 from $409.0 million in the third quarter of the prior year primarily due to the $339.0 million goodwill impairment in the third quarter of fiscal 2009. Decreased restructuring charges and a 12% decrease in sales and marketing expenses comprised the majority of the remaining operating expense reduction. We have reduced our overall sales and marketing expenditures through a variety of cost-reduction initiatives to better align with our product portfolio while supporting our go-to-market partners and new product introductions. These decreases were partially offset by a $2.1 million, or 13%, increase in research and development expenses to execute our new product development plans. We have focused on improving our profitability by exiting certain lower margin OEM and entry-level markets, by reducing manufacturing costs and decreasing operating expenses to support the business while investing strategically to advance our disk-based backup systems, software solutions and tape automation platforms.

Interest expense decreased $0.5 million in the third quarter of fiscal 2010 compared to the third quarter of the prior year primarily due to principal payments over the past year on our CS credit agreement term loan. We had net income of $4.6 million for the third quarter of fiscal 2010 compared to a net loss of $328.8 million for the third quarter of fiscal 2009 primarily due to the goodwill impairment in the prior year. In addition, we generated $81.9 million of cash flow from operations in the first nine months of fiscal 2010 compared to $49.9 million in the first nine months of fiscal 2009.

Total revenue, including product revenue and royalty revenue, has increased for two consecutive quarters. We achieved a record level of branded disk-based systems and software solutions revenue in the third quarter of fiscal 2010. We also had sequential growth in both branded and OEM tape automation systems during the past two quarters. We believe these results are a reflection of our significantly improved business model and our focus on executing our strategies.

For the fourth quarter of fiscal 2010, we anticipate total revenue between $165 million and $175 million, gross margin percentage similar to the third quarter of fiscal 2010 and similar to slightly higher operating expenses from increased research and development and sales and marketing investments compared to the third quarter of fiscal 2010.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(in thousands)	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Product revenue	$124,580	68.6%	$143,882	70.6%	$(19,302)	(13.4)%
Service revenue	38,991	21.5%	40,757	20.0%	(1,766)	(4.3)%
Royalty revenue	18,139	10.0%	19,029	9.3%	(890)	(4.7)%
Total revenue	$181,710	100.0%	$203,668	100.0%	$(21,958)	(10.8)%

	Nine Months Ended
	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Product revenue	$348,131	67.3%	$444,658	69.4%	$(96,527)	(21.7)%
Service revenue	117,650	22.8%	124,593	19.4%	(6,943)	(5.6)%
Royalty revenue	51,195	9.9%	71,598	11.2%	(20,403)	(28.5)%
Total revenue	$516,976	100.0%	$640,849	100.0%	$(123,873)	(19.3)%
Percentage columns may not add due to rounding.

Although economic conditions improved and technology spending increased during the third quarter of fiscal 2010 from the second quarter of fiscal 2010, the economy and demand for technology products and solutions was weaker than the prior year. Total revenue decreased in the third quarter and first nine months of fiscal 2010 reflecting the economic downturn that has reduced overall IT spending compared to the same periods in the prior year. In addition, OEM DXi software revenue decreased significantly from the prior year periods due to the changes in our relationship with EMC. We are cautious about economic conditions and anticipate total revenue for the upcoming quarter will be somewhat lower than the third quarter of fiscal 2010 as we experience the traditional seasonal decrease from our third fiscal quarter. We believe there are opportunities for revenue growth in disk-based backup systems and software solutions in the fourth quarter of fiscal 2010 due to the release of new products and solutions and from increased traction in the market for our newer solutions.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $19.3 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to anticipated decreases in OEM sales including decreased OEM DXi software revenue. Product revenue for the first nine months of fiscal 2010 decreased $96.5 million compared to the first nine months of fiscal 2009 primarily due to decreased OEM sales; however, branded sales also decreased compared to the prior year period.

	Three Months Ended
(in thousands)	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Disk-based backup systems and software solutions	$21,814	12.0%	$29,154	14.3%	$(7,340)	(25.2)%
Tape automation systems	75,465	41.5%	85,034	41.8%	(9,569)	(11.3)%
Devices and non-royalty media	27,301	15.0%	29,694	14.6%	(2,393)	(8.1)%
Total product revenue	$124,580	68.6%	$143,882	70.6%	$(19,302)	(13.4)%

	Nine Months Ended
	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Disk-based backup systems and software solutions	$63,814	12.3%	$65,891	10.3%	$(2,077)	(3.2)%
Tape automation systems	202,118	39.1%	256,559	40.0%	(54,441)	(21.2)%
Devices and non-royalty media	82,199	15.9%	122,208	19.1%	(40,009)	(32.7)%
Total product revenue	$348,131	67.3%	$444,658	69.4%	$(96,527)	(21.7)%
Percentage columns may not add due to rounding.

Revenue from disk-based backup systems and software solutions decreased $7.3 million and $2.1 million from the third quarter and first nine months of fiscal 2009, respectively, due to OEM DXi software revenue reductions resulting from our changed relationship with EMC. Partially offsetting these decreases were increased revenues from our disk-based backup systems, such as the DXi7500, as well as increased sales of branded software.

Although tape automation systems revenue increased 15% sequentially from the second quarter of fiscal 2010 due to improving market conditions and sales efforts, tape automation systems revenue decreased $9.6 million and $54.4 million in the third quarter and first nine months of fiscal 2010, respectively, compared to the prior year periods, largely due to weakness in the worldwide economy. For both the third quarter and first nine months of fiscal 2010, over half of the tape automation systems revenue decreases were due to reduced sales of OEM products, with the largest decreases in OEM midrange products. We also had declines in branded tape automation sales that were primarily related to volume decreases of enterprise products and, to a lesser extent, midrange products in North America in both the third quarter and first nine months of fiscal 2010 compared to the prior year periods. We increased the proportion of branded tape automation systems revenue to OEM tape automation systems revenue in the third quarter and first nine months of fiscal 2010 compared to the third quarter and first nine months of fiscal 2009.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined $2.4 million and $40.0 million compared to the third quarter and first nine months of fiscal 2009, respectively, primarily due to anticipated decreases in sales of older technology devices that are nearing end of life in both the branded channel and with our OEM customers. Partially offsetting these decreases in the third quarter of fiscal 2010 were increased media revenues largely from customers making purchases in the current quarter that had been delayed due to reduced IT budgets in response to economic conditions. We continue to be strategic with media sales opportunities and have not pursued media revenues that do not provide sufficient margins. Media revenue decreases for the first nine months of fiscal 2010 were consistent with our expectations.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue decreased $1.8 million and $6.9 million in the third quarter and first nine months of fiscal 2010, respectively, compared to the prior year periods, primarily due to reduced service revenues from our OEM customers. Service revenue related to our branded products increased slightly in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

Partially offsetting the increased service revenue related to our branded products for the first nine months of fiscal 2010, were several changes in customer trends noted during the first half of fiscal 2010. These included customers renewing their service contracts for shorter periods, choosing lower cost and slower response time service levels and waiting longer periods after a contract lapsed to renew. It appears these trends were in response to the slow economy and reduced IT budgets. These trends changed in the third quarter of fiscal 2010, and customers chose a more typical mix of services including service contracts for longer periods, faster response time service levels and not to delay service contract renewals.

Royalty Revenue

Media royalties decreased $0.9 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to lower media units sold by media licensees. Media royalties decreased $20.4 million in the first nine months of fiscal 2010 compared to the prior year due to a one-time $11.0 million royalty payment in the prior year and lower media units sold by media licensees. For the third quarter and first nine months of fiscal 2010, royalties from maturing DLT media decreased more than royalties related to LTO media compared to the same periods in the prior year. LTO media royalties had sequential growth in each of the first three quarters of fiscal 2010.

Gross Margin

	Three Months Ended
(in thousands)	December 31, 2009	Gross margin%	December 31, 2008	Gross margin%	Change	% Change
Product gross margin	$42,071	33.8%	$54,933	38.2%	$(12,862)	(23.4)%
Service gross margin	14,506	37.2%	11,824	29.0%	2,682	22.7%
Royalty gross margin	18,139	100.0%	19,029	100.0%	(890)	(4.7)%
Gross margin	$74,716	41.1%	$85,786	42.1%	$(11,070)	(12.9)%

	Nine Months Ended
	December 31, 2009	Gross margin%	December 31, 2008	Gross margin%	Change	% Change
Product gross margin	$120,459	34.6%	$141,075	31.7%	$(20,616)	(14.6)%
Service gross margin	41,334	35.1%	30,827	24.7%	10,507	34.1%
Royalty gross margin	51,195	100.0%	71,598	100.0%	(20,403)	(28.5)%
Gross margin	$212,988	41.2%	$243,500	38.0%	$(30,512)	(12.5)%

The 100 basis point decrease in gross margin percentage for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 was largely due to a change in our revenue mix from decreased higher-margin OEM DXi software revenue. For the first nine months of fiscal 2010, our gross margin percentage increased 320 basis points primarily due to a shift in our revenue mix toward higher-margin revenues and manufacturing cost reductions. We continued to emphasize sales of our disk-based backup systems and software solutions as well as enterprise branded products. A higher proportion of our product sales were through branded channels compared to the third quarter and first nine months of fiscal 2009. Branded sales comprised 76% and 73% of non-royalty revenue for the third quarter and first nine months of fiscal 2010, respectively, compared to 65% and 66% for the third quarter and first nine months of fiscal 2009, respectively. Sales of branded products typically generate higher gross margins than sales to our OEM customers. We expect our gross margin percentage in the fourth quarter of fiscal 2010 to be similar to the third quarter of fiscal 2010.

Product Margin

Our product gross margin dollars decreased $12.9 million, or 23%, and the product gross margin rate decreased 440 basis points in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The decreased product gross margin rate in the third quarter of fiscal 2010 was primarily due to a change in our revenue mix from decreased OEM DXi software revenue. OEM DXi software revenue provides one of our highest product margins. Gross margins were also impacted by increased lower of cost or market charges related to imminent end of life dates on certain product families and planned product roadmap transitions in addition to a reduction in benefit from lower warranty obligations in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

For the first nine months of fiscal 2010, product gross margin dollars decreased $20.6 million, or 15%, but the product gross margin rate increased 290 basis points compared to the first nine months of fiscal 2009. This increased product gross margin rate was primarily due to the combination of a shift in our revenue mix and improvements in our manufacturing cost structure. For the first nine months of fiscal 2010, product gross margin rate was favorably impacted by our shift in sales mix toward higher-margin disk-based systems and software solutions as well as an increased proportion of enterprise and midrange branded products compared to the prior year period. Cost-cutting measures and manufacturing efficiencies implemented in the current and prior quarters also contributed to improved product gross margins compared to the first nine months of fiscal 2009. The change in our revenue mix from decreased OEM DXi software revenue tempered the product gross margin rate increases for the first nine months of fiscal 2010.

Service Margin

Service gross margin dollars increased $2.7 million and $10.5 million in the third quarter and first nine months of fiscal 2010, respectively, compared to the prior year periods, primarily due to cost reductions in our service delivery model and reduced lower-margin OEM repair activities. Service gross margin percentage increased 820 basis points and 1,040 basis points in the third quarter and first nine months of fiscal 2010, respectively, despite decreased service revenues. Efficiencies in our service delivery model that contributed to the increased service gross margin percentage included streamlining processes, consolidating service inventory locations, reducing headcount and decreasing third party external service providers and freight vendors as well as related expenses. In addition, we had decreased lower of cost or market charges related to imminent end of service life dates on certain product families and planned product roadmap transitions in the third quarter and first nine months of fiscal 2010 compared to the prior year periods.

Research and Development Expenses

	Three Months Ended
(in thousands)	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Research and development	$18,155	10.0%	$16,053	7.9%	$2,102	13.1%

	Nine Months Ended
	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Research and development	$51,594	10.0%	$53,809	8.4%	$(2,215)	(4.1)%

Research and development expenses increased $2.1 million compared to the third quarter of fiscal 2009, primarily due to a $1.4 million increase in salaries and benefits as well as a $0.6 million increase in external service provider expenses and a $0.2 million increase in project materials. Salaries and benefits increased due to higher headcount to execute our product development plans. External service provider and project materials expenses increased to support a number of new products under development.

Research and development expenses decreased $2.2 million in the nine month period ended December 31, 2009 compared to the same period of the prior year, largely due to cost-cutting initiatives and efforts to streamline processes that reduced expenses while maintaining research and development activities in strategic areas of our business and developing several new products. Salaries and benefits decreased $1.1 million from lower headcount during the majority of the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. In addition, depreciation expense was $0.9 million lower than the first nine months of fiscal 2009 due to a number of assets supporting our research and development efforts becoming fully depreciated during the past year. We anticipate similar to increased levels of research and development expenses in the fourth quarter of fiscal 2010 compared to the third quarter of fiscal 2010 to support our planned new product introductions and technology roadmap.

Sales and Marketing Expenses

	Three Months Ended
(in thousands)	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Sales and marketing	$29,029	16.0%	$32,821	16.1%	$(3,792)	(11.6)%

	Nine Months Ended
	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Sales and marketing	$84,202	16.3%	$111,006	17.3%	$(26,804)	(24.1)%

The $3.8 million and $26.8 million decrease in sales and marketing expense for the third quarter and first nine months of fiscal 2010, respectively, was largely the result of reduced salaries and benefits from lower headcount. Salaries and benefits decreased $1.4 million and $13.6 million for the third quarter and first nine months of fiscal 2010, respectively, compared to the same periods of the prior year.

Cost-savings initiatives implemented company-wide led to other sales and marketing expense decreases. The largest of these decreases were $0.6 million in travel expenses, $0.5 million in external service provider expenses and $0.5 million in marketing expenses, including trade show expenses, for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. For the first nine months of fiscal 2010, we had a $4.2 million decrease in marketing expenses, including trade show expenses, a $3.4 million decrease in travel expenses and a $1.3 million decrease in external service provider expenses compared to the first nine months of fiscal 2009. We also had a $1.5 million decrease in intangible amortization for the first nine months of fiscal 2010 due to certain sales and marketing intangible assets becoming fully amortized in the prior year. We expect similar to increased levels of sales and marketing expenses in the fourth quarter of fiscal 2010 compared to the third quarter of fiscal 2010 as we align our expanding product portfolio and revenue opportunities within our sales model.

General and Administrative Expenses

	Three Months Ended
(in thousands)	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
General and administrative	$16,289	9.0%	$17,015	8.4%	$(726)	(4.3)%

	Nine Months Ended
	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
General and administrative	$46,012	8.9%	$58,860	9.2%	$(12,848)	(21.8)%

General and administrative expenses decreased for the third quarter and first nine months of fiscal 2010, respectively, largely due to significant legal expenses incurred in fiscal 2009 associated with patent infringement lawsuits that were not repeated in fiscal 2010. Legal expenses decreased $0.9 million and $5.7 million in the third quarter and first nine months of fiscal 2010, respectively. Cost-savings initiatives commencing in fiscal 2009 and continuing through the third quarter of fiscal 2010 were drivers of expense decreases across many general and administrative activities, including a reduction-in-force initiated in fiscal 2009. Salaries and benefits decreased $0.4 million and $2.6 million for the third quarter and first nine months of fiscal 2010, respectively, compared to the same periods of the prior year from reduced headcount. External service provider expenses decreased $0.4 million and $1.4 million for the third quarter and first nine months of fiscal 2010, respectively. These decreases were partially offset by a $0.9 million increase in sales and use tax expense from the release of liabilities due to the expiration of the statute of limitations in a number of jurisdictions in the third quarter of fiscal 2009 that was not repeated.

Restructuring Charges (Benefits)

	Three Months Ended
(in thousands)	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Restructuring charges (benefits)	$(22)	—%	$4,062	2.0%	$(4,084)	n/m

	Nine Months Ended
	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Restructuring charges	$4,784	0.9%	$4,469	0.7%	$315	7.0%

The $4.1 million decrease in restructuring charges was due to minimal restructuring activity in the third quarter of fiscal 2010 compared to $4.2 million in severance and benefits restructuring charges for a reduction-in-force in the third quarter of fiscal 2009. For the first nine months of fiscal 2010, restructuring charges increased $0.3 million from the first nine months of fiscal 2009 primarily due to facility restructuring charges for contractual lease payments of four facilities vacated in fiscal 2010. Largely offsetting this increase were reduced severance and benefits restructuring charges compared to the prior year period. For additional information, refer to Note 10 “Restructuring Charges.” Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps to maintain or improve our cost structure.

Goodwill Impairment

	Three Months Ended
(in thousands)	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Goodwill impairment	—	—%	$339,000	166.4%	$(339,000)	n/m

	Nine Months Ended
	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Goodwill impairment	—	—%	$339,000	52.9%	$(339,000)	n/m

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. We consider the indicators of impairment in the accounting guidance, as well as indicators the Securities and Exchange Commission (“SEC”) has noted, and evaluate any other relevant facts and circumstances that may indicate that the fair value of goodwill is less than its carrying amount. Because we operate as a single reporting unit, we consider the company as a whole when reviewing these factors.

During the third quarter of fiscal 2009, we determined that the following significant impairment indicators were present:
  a significant decline in our stock price, bringing market capitalization below book value;
  a significant adverse change in the business climate;
  negative current events and changed long-term economic outlook as a result of the financial market collapse that started in the second quarter of fiscal 2009; and
  our need to test long-lived assets for recoverability under applicable accounting rules.
As a result of the presence of these indicators of impairment, during the third quarter of fiscal 2009 we performed an interim test to determine if our goodwill was impaired and recorded a goodwill impairment of $339.0 million. The goodwill impairment did not impact our cash or cash equivalents balances, cash flows from operations, liquidity or compliance with debt covenants. There were no impairment indicators in the third quarter or first nine months of fiscal 2010.

Interest Income and Other, Net

	Three Months Ended
(in thousands)	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Interest income and other, net	$526	0.3%	$(594)	(0.3)%	$1,120	n/m

	Nine Months Ended
	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Interest income and other, net	$1,795	0.3%	$503	0.1%	$1,292	n/m

The $1.1 million increase in interest income and other, net for the third quarter of fiscal 2010 was primarily due to gains from the change in market value of our interest rate hedge that expired on December 31, 2009 compared to losses on the interest rate hedge in the prior year.

For the nine months ended December 31, 2009, interest income and other, net increased $1.3 million primarily due to a net increase in foreign exchange gains and losses due to smaller losses during the first nine months of fiscal 2010 than in the first nine months of fiscal 2009. The foreign exchange losses in both periods were primarily due to the U.S. dollar strengthening against the euro and the Australian dollar.

Interest Expense

	Three Months Ended
(in thousands)	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Interest expense	$6,813	3.7%	$7,276	3.6%	$(463)	(6.4)%

	Nine Months Ended
	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Interest expense	$19,399	3.8%	$23,561	3.7%	$(4,162)	(17.7)%

Interest expense decreased $0.5 million and $4.2 million compared to the third quarter and first nine months of fiscal 2009, respectively, primarily due to reducing our outstanding term debt balance under the CS credit agreement as well as reducing our outstanding convertible subordinated notes. Partially offsetting this decrease was relatively higher interest expense for the third quarter and first nine months of fiscal 2010 related to the $137.9 million of our convertible subordinated debt refinanced during the first half of fiscal 2010 because the replacement debt carries a higher interest rate. Interest expense also includes the amortization of debt issuance costs for debt facilities and prepayment fees. We incurred $0.5 million in prepayment fees in the first nine months of fiscal 2009. For further information, refer to Note 8 “Convertible Subordinated Debt and Long-Term Debt” and Note 9 “Derivatives.”

Gain on Debt Extinguishment, Net of Costs

Three Months Ended
(in thousands)	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Gain on debt extinguishment, net of costs	—	—%	—	—%	—	—%

Nine Months Ended
	December 31, 2009	% of revenue	December 31, 2008	% of revenue	Change	% Change
Gain on debt extinguishment, net of costs	$12,859	2.5%	—	—%	$12,859	n/m

During the first nine months of fiscal 2010, we refinanced $137.9 million aggregate principal amount of our convertible subordinated debt, consisting of $50.7 million in a private transaction and $87.2 million through a tender offer. In connection with these transactions, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of the gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to the refinanced notes.

Income Taxes

	Three Months Ended
(in thousands)	December 31, 2009	% of pre-tax income	December 31, 2008	% of pre-tax loss	Change	% Change
Income tax provision (benefit)	$342	6.9%	$(2,259)	0.7%	$2,601	n/m

	Nine Months Ended
	December 31, 2009	% of pre-tax income	December 31, 2008	% of pre-tax loss	Change	% Change
Income tax provision (benefit)	$652	3.0%	$(324)	0.1%	$976	n/m

The increase in income tax expenses for both the third quarter and first nine months of fiscal 2010 compared to the third quarter and first nine months of fiscal 2009 was primarily due to the release of a tax liability in the third quarter of fiscal 2009. Tax expense for the third quarter of fiscal 2010 was primarily comprised of foreign income taxes and state taxes while tax expense for the first nine months of fiscal 2010 was comprised of foreign income taxes and state taxes partially reduced by U.S. tax refunds from amended filings. Tax benefits for the third quarter and first nine months of fiscal 2009 were from the release of a $2.9 million tax liability due to the expiration of a statute of limitation partially offset by foreign income taxes and state taxes of $0.6 million and $2.6 million, respectively.

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2009	December 31, 2008	Change
Cost of revenue	$5,548	$5,510	$38
Research and development	100	100	—
Sales and marketing	3,393	3,394	(1)
General and administrative	25	25	—
	$9,066	$9,029	$37

	Nine Months Ended
	December 31, 2009	December 31, 2008	Change
Cost of revenue	$16,522	$19,158	$(2,636)
Research and development	300	300	—
Sales and marketing	10,181	11,642	(1,461)
General and administrative	75	75	—
	$27,078	$31,175	$(4,097)

The decrease in intangible asset amortization for the first nine months of fiscal 2010 was due to purchased technology, trademark and customer list intangible assets that became fully amortized after the first quarter of fiscal 2009. For further information regarding amortizable intangible assets, refer to Note 6 “Goodwill and Intangible Assets.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2009	December 31, 2008	Change
Cost of revenue	$333	$141	$192
Research and development	513	601	(88)
Sales and marketing	619	276	343
General and administrative	877	1,314	(437)
	$2,342	$2,332	$10

	Nine Months Ended
	December 31, 2009	December 31, 2008	Change
Cost of revenue	$952	$1,099	$(147)
Research and development	1,733	2,173	(440)
Sales and marketing	1,837	1,989	(152)
General and administrative	2,633	2,831	(198)
	$7,155	$8,092	$(937)

The decrease in share-based compensation for the first nine months of fiscal 2010 was primarily due to cancellation of rights to purchase shares under our Purchase Plan. The Board of Directors suspended the Purchase Plan in the fourth quarter of fiscal 2009 and it was reinstated on January 1, 2010. For additional information regarding share-based compensation by type of equity award, refer to Note 11 “Stock Incentive Plans and Share-based Compensation.”

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of net income (loss) and cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	December 31, 2009	December 31, 2008
Net income (loss)	$20,999	$(346,378)

Net cash provided by operating activities	$81,865	$49,877
Net cash used in investing activities	$(5,562)	$(3,251)
Net cash used in financing activities	$(62,908)	$(89,030)

Nine Months Ended December 31, 2009

The $60.9 million difference between reported net income and cash provided by operating activities during the nine months ended December 31, 2009 was primarily due to $53.3 million in non-cash expenses, the largest of which were amortization, depreciation, service parts lower of cost or market expense and share-based compensation. Non-cash expenses were partially offset by a $15.6 million non-cash gain on debt extinguishment. Cash provided by operating activities was also impacted by a $13.9 million increase in deferred revenue, an $11.4 million increase in accounts payable and an $8.4 million reduction in manufacturing inventories, partially offset by an $8.7 million increase in accounts receivable. Deferred revenue increases were primarily attributable to prepaid license fees under an OEM agreement partially offset by lower deferred service contract balances. The increase in accounts payable was due to the timing of purchases and payments. Manufacturing inventories decreased due to planned reductions in inventory levels. The increase in accounts receivable was primarily due to increased sales and service contract billings at the end of the third quarter of fiscal 2010.

Cash used in investing activities primarily reflects $5.7 million of equipment purchases during the nine months ended December 31, 2009. Equipment purchases were primarily for engineering and IT equipment to support product development activities and to upgrade a data center in addition to leasehold improvements for a facility.

Cash used in financing activities during the first nine months of fiscal 2010 was primarily due to repaying $61.5 million of the CS credit agreement term debt. We refinanced the majority of our convertible subordinated notes during the first half of fiscal 2010, and repayments of these notes were mostly offset by borrowings of long-term debt, net, under the respective EMC loan agreements.

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

Cash used in financing activities during the first nine months of fiscal 2009 was primarily due to repaying $91.0 million of the CS term debt.

Capital Resources and Financial Condition

We have made progress in reducing operating costs and changing our capital structure. We continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing to maintain or improve margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue and gross margin around current projections and to continue to control operating expenses in order to provide positive cash flow from operating activities. This belief also assumes we will not be forced to make any additional significant cash payments or otherwise be impacted by limitations on available cash associated with our existing credit facilities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

Under the CS credit agreement, we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. As of December 31, 2009, we have letters of credit totaling $1.4 million, reducing the amounts available to borrow on the revolver to $48.6 million. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

Our outstanding term debt under the CS credit agreement was $186.5 million at December 31, 2009. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 4.18% at December 31, 2009. We are required to make quarterly interest and principal payments on the term loan. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount if the excess cash flow requirements are not met. The revolving credit facility and term loan under the CS credit agreement are secured by a blanket lien on all of our assets and contain certain financial and reporting covenants. As of December 31, 2009, we were in compliance with the debt covenants.

Under the terms of the CS credit agreement, we were required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009. We had an interest rate collar instrument that fixed the interest rate on $100.0 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 31, 2009.

We have term loans under the initial EMC loan agreement and the subsequent EMC loan agreement. These loans have similar terms, including a 12.0% fixed interest rate. We are required to make quarterly interest payments on these loans.

We have convertible subordinated notes that carry a 4.375% interest rate which is payable semi-annually. For additional information regarding the terms of our debt and derivative instruments, refer to Note 8 “Convertible Subordinated Debt and Long-term Debt” and Note 9 “Derivatives.”

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and term loans becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at December 31, 2009, this would mean $308.3 million could become immediately payable.

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

Market Interest Rate Risk

Our outstanding convertible subordinated notes and our term loans under the initial EMC loan agreement and the subsequent EMC loan agreement have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings. Changes in interest rates affect interest income earned on our cash equivalents and interest expense on our term debt under the CS credit agreement. Changes in interest rates also affected interest expense if interest rates were not within the floor and cap on our interest rate collar.

Our cash equivalents consisted solely of money market funds during the nine months ended December 31, 2009. Interest rates on these funds are under 1.0% and we earned approximately $0.1 million in interest income during the first nine months of fiscal 2010. A decrease in interest rates would cause an immaterial decrease in interest income.

Interest accrues on our CS credit agreement term loan at our option, based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. Under the terms of our CS credit agreement, we were required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009. We had an interest rate collar that fixed the interest rate on $100.0 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 31, 2009.

The following table shows the total impact to interest expense from a hypothetical 100 basis point increase and decrease in interest rates (in thousands):

	Nine months ended December 31, 2009
	Hypothetical 100 basis point increase in interest rates	Hypothetical 100 basis point decrease in interest rates
Interest expense increase (decrease) on CS term debt	$1,488	$(1,488)
Interest expense increase (decrease) from collar	(774)	450
Net interest expense increase (decrease)	$714	$(1,038)

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation of the U.S. dollar would have resulted in an approximately $0.1 million increase in income before income taxes for the nine months ending December 31, 2009. Such a change would have resulted from applying a different exchange rate to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

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
These transactions also create uncertainty and disruption in the market, given that it is often unknown whether a pending transaction will be completed, the timing of such a transaction, and its degree of impact. Given these factors and others, such merger and acquisition activity may materially and adversely impact our business, financial condition and results of operations

We continue to face risks related to the economic crisis.

The economic crisis in the U.S. and global financial markets had and may continue to have a material and adverse impact on our business and our financial condition. Uncertainty about economic conditions always poses a risk as businesses may further reduce or postpone spending in response to tighter credit, negative financial news and declines in income or asset values. In addition, economic conditions over the past year have resulted in the reduced credit worthiness and bankruptcies of certain customers and increased our potential exposure to bad debt, and a global disruption in the credit markets, which continues to affect consumers’ and business’ efforts to obtain credit. These factors have had a material negative effect on our business and the demand for our products, the initial impact of which was reflected in our results for the second quarter of fiscal 2009. We cannot predict the ultimate severity or length of the current economic crisis or the timing or severity of future economic or industry downturns. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. A prolonged recession or another global economic crisis like the one that we recently experienced would materially adversely affect our results of operations and financial condition. For additional information regarding the impact of current economic conditions on our results of operations and financial condition, refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In connection with our acquisition of Advanced Digital Information Corporation in August 2006, we incurred significant indebtedness and increased interest expense obligations. As of December 31, 2009, the total amount outstanding under the CS credit agreement was $186.5 million. In addition, in connection with our efforts to refinance our convertible subordinated notes, we have incurred $121.7 million in additional subordinated long-term debt with EMC International Company that has a higher coupon interest rate. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal and interest on our indebtedness as it becomes due.

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
In addition, there is a risk that we may not be able to repay our debt obligations as they become due. We incurred significant losses from fiscal 2002 through fiscal 2009. Our ability to meet our debt service obligations and fund our working capital, capital expenditures, acquisitions, research and development and other general corporate needs will depend upon our ability to generate sufficient cash flow from operations. We cannot provide assurance that we will generate sufficient cash flow from operations to service these debt obligations, or that future borrowings or equity financing will be available to us on commercially reasonable terms, or at all, or available in an amount sufficient to enable us to pay our debt obligations or fund our other liquidity needs. Unless we are able to maintain our cash flows from operations we may not generate sufficient cash flow to service our debt obligations, which would require that we reduce or delay capital expenditures and/or sell assets, thereby affecting our ability to remain competitive and materially and adversely affecting our business. Such a failure to repay our debt obligations when due would also result in default under our loan agreements, which would give our lenders the right to seize all of our assets. Any such inability to meet our debt obligations could therefore have a material and adverse effect on our business, financial condition and results of operations.

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

Our tape media royalties and OEM DXi software revenues are relatively profitable and can significantly impact total company profitability. If we were to experience a significant decline in royalty or OEM DXi software revenues, our business, financial condition and operating results could be materially and adversely affected.

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

Our OEM DXi software revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM DXi software partners, the effort our OEM DXi software partners put into marketing and selling the resulting products and the market acceptance of the resulting products. A reduction in our OEM DXi software revenue could materially and adversely affect our business, financial condition and results of operations.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.

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

Our quarterly operating results have fluctuated significantly in the past and could fluctuate significantly in the future. As a result, our quarterly operating results should not be used to predict future performance. Quarterly operating results could be materially and adversely affected by a number of factors, including, but not limited to:
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

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek Executive Vice President, Chief Financial Officer and Chief Operating Officer

Dated: February 5, 2010

QUANTUM CORPORATION

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	10-K	001-13449	3.2	June 28, 2000
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4	Certificate of Amendment of Amended and Restated By-laws of Registrant, effective August 23, 2007	8-K	001-13449	3.1	August 29, 2007
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.1	Amended and Restated Employee Stock Purchase Plan, dated January 1, 2010.	8-K	001-13449	10.1	January 6, 2010
10.2‡	Amendment to Employment Offer Letter between Registrant and Richard E. Belluzzo.*
10.3‡	Amendment to Employment Offer Letter between Registrant and William C. Britts.*
10.4‡	Amendment to Employment Offer Letter between Registrant and Jon W. Gacek.*
31.1‡	Certification of the Chairman and Chief Executive Officer pursuant to Section 302(a) of the Sarbanes- Oxley Act of 2002.
31.2‡	Certification of the Executive Vice President, Chief Financial Officer and Chief Operating Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
32.2†
Certification of the Executive Vice President, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement.
‡	Filed herewith.
†	Furnished herewith.