Form 10-K
period 2010-03-31
QUANTUM CORP /DE/
filed 2010-06-11
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
NONE
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐   NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   YES  ☐   NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☐   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒

The aggregate market value of Quantum Corporation’s common stock, $0.01 par value per share, held by nonaffiliates of the Registrant was approximately $218.7 million on September 30, 2009, the last day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on that date on the New York Stock Exchange. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of the close of business on June 4, 2010, there were approximately 215.9 million shares of Quantum Corporation’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 18, 2010, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect”, “believe” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our performance for fiscal 2011; (2) our expectations relating to growing our disk backup, software and services businesses; (3) our research and development plans and focuses; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for at least the next 12 months; (6) our expectations regarding our ongoing efforts to reduce our cost structure; (7) our expectations about the timing and maximum amounts of our future contractual payment obligations; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (9) our business objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) the successful execution of our strategy to expand our businesses in new directions; (6) our ability to successfully introduce new products; (7) our ability to capitalize on changes in market demand; (8) our ability to achieve anticipated gross margin levels; (9) the availability of credit on terms that are beneficial to us; and (10) those factors discussed under “Risk Factors” in Part I, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

ITEM 1. Business

Business Description

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “QTM.”

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and retention issues more easily, effectively and securely. In addition, we have the global scale and scope to support our worldwide customer base. As a pioneer in disk-based data protection, we have a broad portfolio of disk backup solutions featuring deduplication and replication technology. We are also the worldwide independent leader in open systems tape automation revenue, with products spanning from entry-level autoloaders to enterprise libraries, and are a major supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We offer a full range of service with support available in more than 100 countries. For further information see Note 17, “Geographic and Customer Information” to the Consolidated Financial Statements and Part II, Item 6, “Selected Financial Data.”

Industry Background

Information Technology (“IT”) departments continue to experience pressure around cost effectively storing rapidly increasing amounts of data. Even in the face of the recent economic downturn, companies still save data of all types, structured and unstructured, for both near and long-term retention. This rapid data growth combined with demands for ready access to data, expanding retention policies and laws regarding compliance, and limited IT budget increases represent major challenges for IT managers.

Many companies experience rapid data growth year over year and have data retention policies that require them to save data for lengthy periods or even forever. This is one factor driving the need for long-term data retention solutions and archive technologies. Additionally, many companies face regulatory requirements that mandate both long-term preservation of and secure access to data. Even in industries without strong regulatory requirements, companies are recognizing the value of securing access to their data as good business practice.

This rapid data growth combined with the need for ready access to data is driving the steady expansion of newer technologies such as deduplication and replication to help address these needs. Customers are increasingly looking to deploy these technologies at various points in their organizations to take advantage of storage optimization, effective data movement and increased disaster recovery capabilities. Deduplication technology is moving from being available primarily in dedicated appliances to being embedded in a broad variety of solutions, including most backup software.

Companies recognize that technologies alone cannot solve their problems and rely on organizations that can provide them with complete solutions, including the services, support and experience needed for complete customer satisfaction. Quantum is a specialist in the backup, recovery and archive business and offers worldwide support and maintenance from offices around the world to meet its customers’ needs.

Strategy Update

Backup, recovery and archive continues to be a major focus for customers who face a number of challenges in managing and protecting their data which continues to grow significantly year after year. Both recovery point and recovery time objectives are becoming shorter as users no longer tolerate data loss or downtime for their critical applications. There are also growing compliance and security requirements, particularly as the majority of data is stored outside of primary data centers, making data protection an important issue in remote locations. Finally, customers must address all these challenges in a time of constrained budgets and staffing levels.

With these customer challenges in mind, our strategy is to continue building out a portfolio of integrated solutions encompassing disk, tape, software and services to enable users to protect and manage data from the edge of the network to the core data center. A key component of this strategy is the value provided through our DXi™-Series platform, a single disk-based architecture with deduplication and replication for backup and recovery that can scale from protecting and managing a terabyte of data at a remote office to over 200 terabytes at a data center. We have designed the DXi-Series products to be closely integrated with tape for disaster recovery, long-term archive and compliance, and they also leverage our StorNext® software as the underlying file system. In addition, our edge-to-core strategy includes centralized management and secure data transfer across sites and storage tiers.

During fiscal 2011, we plan to continue building out our product and solutions portfolio that support this strategy. In addition, we intend to leverage growth through increased engagement with our channel partners to increase disk backup and software solutions revenue in addition to gaining share in the open systems tape automation market.

As we expand our branded business, we also intend to continue leveraging our leadership in deduplication and replication technology to create an open systems ecosystem with compatibility across multiple vendors’ solutions. We believe this will provide end user customers greater flexibility and choice in how they meet their backup, recovery and archive needs.

Products

As a leading global specialist in backup, recovery and archive, we provide a comprehensive range of disk, tape and software solutions supported by a worldwide sales and service organization. Our solutions are designed to provide IT departments in a wide variety of organizations with innovative and dependable tools for protecting, retaining and accessing their digital assets. We sell our products via our branded channels and through OEMs such as Dell, Inc. (“Dell”), Hewlett-Packard Company (“HP”) and International Business Machines Corporation (“IBM”). We divide our products into three broad categories: (1) tape automation systems, (2) disk backup systems and data management software and (3) devices and media. The devices and media category includes removable disk drives, standalone tape drives and media products.

Tape Automation Systems

We are the leading named supplier of tape automation shipments. Our tape automation portfolio includes a range of products from our SuperLoader3™ autoloader with one tape drive and up to sixteen cartridges, to large enterprise-class libraries which can hold hundreds of drives and thousands of cartridges. These products integrate tape drives into a system with automation technology, advanced connectivity and sophisticated management tools. Our automation products support multiple drive technologies, though the primary tape drive format for automation environments continues to be LTO.

Tying our libraries together from entry-level to enterprise is a common, integrated software called iLayer™, which provides monitoring, alerts and diagnostics, thereby reducing service calls, shortening issue resolution time and reducing the time users spend managing their tape automation solutions. This fiscal year we introduced new libraries, the Scalar® i40 and Scalar i80, which brought iLayer software to entry automation for the first time and were designed to compete directly with offerings in the entry-level market.

Our midrange and enterprise tape automation libraries, the Scalar i500 and Scalar i2000, can be easily scaled, allowing users to expand the capacity of their libraries as their data grows. In April 2010, we introduced the Scalar i6000, a product upgrade and expansion of the Scalar i2000 which adds capacity. We anticipate the Scalar i6000 will broaden our market reach. These products include connectivity options to improve backup performance and reliability in Storage Area Network (“SAN”) environments in an effort to make them the right fit for a variety of organizations from medium sized businesses to major enterprise datacenters.

Disk Backup Systems

We offer a broad range of disk solutions for backup and recovery, notably our DXi-Series disk backup appliances featuring data deduplication and replication technologies: the DXi7500, DXi7500 Express, DXi6500 family, DXi4500 family, DXi3500 and DXi2500-D. Data deduplication is an enabling technology that has been fundamentally changing the economics of disk storage and data transmission. By greatly increasing effective disk capacity, data deduplication enables users to retain backup data on fast recovery disk much longer than is possible using conventional disk and significantly reduces the bandwidth needed to move data between sites. We hold a key patent in one of the most common methods of data deduplication, known as variable-length data deduplication.

Our DXi-Series systems use this patented data deduplication technology to expand the amount of backup data users can retain on redundant array independent disk systems by 10 to 50 times. The result is a cost-effective means for IT departments to store backup data on disk for months instead of days, providing high speed restores, increasing available data recovery points and reducing media management. For disaster recovery in distributed environments, the DXi-Series also makes wide area network (“WAN”) replication practical because of the greatly reduced bandwidth required with data deduplication. DXi-Series solutions are integrated systems that are easy to install and use with leading backup applications. They provide superior performance and flexible, easy-to-use interface options including network-attached solutions (“NAS”), virtual tape library (“VTL”) or mixed presentations, along with Fibre Channel or iSCSI connectivity.

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

In fiscal 2010, we introduced the DXi6500 family of appliances designed to provide simple and affordable deduplication solutions for the midrange market. There are five turnkey models that come with the core set of deduplication and replication software and each model is customer installable and expandable. The DXi6500 family offers the highest performance of our DXi series, up to 2.5TB an hour adaptive ingest. All of the DXi6500 family systems provide support for the Symantec Open Storage (“OST”) Application Programming Interface for integration with NetBackup and BackupExec enabling end-to-end protection across sites for both disk and tape. Each model in the DXi6500 family is optimized for sales through channel partners.

In May 2010, we released the DXi4500 family of products comprised of two turnkey disk backup appliances designed to work with the leading backup software packages to provide non-disruptive deduplication for small and medium-size businesses and remote offices to simply and cost-effectively address their backup needs. Both DXi4500 models are bundled with DXi software to support backup, including in VMware environments, deduplication and replication. In addition, the DXi4500 products are optimized for sales through channel partners.

Data Management Software

Our data management software helps businesses with large-scale data needs to benefit from workflow efficiencies, storage consolidation and archive management. Designed for open system computing environments, our data management software products allow multiple applications to rapidly access a single data set, increasing productivity and maximizing storage utilization. They also transparently move data based on business value, reducing storage costs while providing embedded data protection. For several years, organizations within rich media production and broadcasting, the federal government, life sciences and other disciplines have utilized our data management software to derive more value from their data while controlling costs. Many of these customers now rely on our software as a key technology enabler for their business processes and workflow.

Designed for data-intensive SAN environments, our flagship software solution is StorNext, data management software that reduces the time and total cost of managing data for end users with large data sets and challenging distributed environments. StorNext provides high-performance shared access to data across different operating systems and storage platforms, and based on user-defined policies, it automatically copies and migrates data between different tiers of storage. The result is a scalable, high-performance data management solution that is designed to optimize the use of SAN storage while ensuring the long-term safety and recoverability of data.

StorNext also uses our deduplication technology which enables customers to more efficiently store data and use much lower bandwidth networks for replication. These software solutions make it practical to use standard WANs and replication for disaster recovery protection and also reduce tape handling requirements. StorNext software, in addition to being a standalone product, is also a key component within our DXi-Series product line.

Devices and Media

Our device and media products include removable disk devices as well as a broad family of tape drives and media representing all major tape technology formats including LTO, DLT and DAT/DDS. We sell performance line and value line tape drive devices to meet the varied needs of our customers.

Our GoVault drive is a removable and ruggedized disk backup device which combines attributes of disk and tape. GoVault utilizes a server-embedded dock with removable disk cartridges that can be stored in remote locations for data retention and disaster recovery. GoVault was designed to offer small businesses an alternative to other existing data protection technologies.

We offer tape drives and media based on the LTO format, the leading technology in the midrange and open systems enterprise market segment. Our LTO tape drives are designed to provide midrange and enterprise customers with disaster recovery solutions and with cost-effective backup. We strive to provide increased capacity and performance while also saving space with our newest generation tape drives. These products also include a feature called green mode which reduces power consumption by shutting off power to components inside the drive when idle or on standby and have been designed to use less power when actively operating. Our performance line DLT tape drive is the DLT-S4, and the latest value line DLT tape drive is the DLT-V4. Our DAT/DDS tape drives are intended to provide backup, recovery and archive for small businesses.

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

Through the combined use of new technology and traditional service components, we believe we can effectively meet the dynamic support needs of our customers. StorageCare™ is our comprehensive suite of services designed to meet our customers’ requirements for product support. StorageCare services include: StorageCareGuardian™, our remote service feature; the Customer Service Website, our web support capability; and Online Service Request, an enhanced online service request tool that includes access to an extensive knowledge base, allowing customers to perform basic troubleshooting themselves. We continue to provide conventional support capabilities such as technical support and on-site services.

Our extensive use of technology and innovative, built-in product intelligence allows us to scale our global services operations to meet the needs of our expanding installed base. We are currently able to provide service to customers in more than 100 countries, supported by 24-hour, multi-language technical support centers located in North America, Europe and Asia. We provide our customers with warranty coverage on all of our products. Customers with high availability requirements may also purchase additional service to extend the warranty period, obtain faster response times, or both, on our tape automation, disk backup systems and software products. We offer this additional support coverage at a variety of response levels up to 24-hours a day, seven-days-a-week, 365-days-a-year, for customers with stringent high-availability needs. Our service revenue includes the sale of hardware service contracts as well as repair, installation, integration and consulting services. We provide support ranging from repair and replacement to 24-hour rapid exchange to on-site service support for our midrange and enterprise-class products.

We generally warrant our hardware products against defects for periods ranging from one to three years from the date of sale. We provide hardware systems warranty and service from our facility in Colorado Springs, Colorado. Jabil Global Service provides screening and repair services for our products from their facilities in Reynosa, Mexico and in Szombathely, Hungary. Benchmark Electronics, Inc. also provides repair and warranty service for our products from their facilities in Huntsville, Alabama; Angleton, Texas and Penang, Malaysia. In addition, we utilize various other third party service providers throughout the world to perform repair and warranty services for us to reach additional geographic areas and industries in order to provide quality services in a cost-effective manner.

Research and Development

Our research and development teams are working on the next generation disk, tape automation, data deduplication and data movement technologies for the backup, recovery and archive markets. We continue to focus our research and development efforts on integrated software and hardware solutions that offer improvements in the cost of storing, moving, managing and protecting large amounts of data and closely integrating our products to provide compelling solutions for our customers.

Our efforts depend on the integration of multiple engineering disciplines to generate products that competitively meet or exceed market needs in a timely fashion. Our new product development is frequently stimulated by the availability of an enhanced or more cost-effective storage capacity technology, the emergence of new storage protocols and evolving end user requirements. We are constantly evaluating alternative technologies that can be incorporated into our products and provide us a competitive advantage. We identify and define new products based on their ability to meet a perceived market need in a rapidly evolving field. Our sales, marketing, product development, engineering, supply chain and global services organizations all contribute to the process of identifying and implementing advances in technology.

In fiscal 2010, we further expanded our disk backup product family employing our patented data deduplication technology with the DXi6500 family of NAS-based midrange platforms. Building on the launch of our second-generation DXi7500 platform products, we also introduced two significant software releases in fiscal 2010 that enhanced performance, scalability and reliability. We made improvements to our replication technology, enabling the more efficient copying of data to a remote replication site, a critical capability for disaster recovery. We continue to invest in building out our disk backup product line, striving to provide superior edge-to-core data protection and management solutions.

We are investing in software to provide superior disk and tape integration as well as highly differentiated end-to-end storage and data management solutions for the backup and nearline markets. New solutions will be integrated with or layered on our core deduplication, file system and replication technologies and focused on the distributed recovery management, server virtualization and file and email archiving markets. We introduced a significant enhancement to our StorNext file system offerings in fiscal 2010 with the launch of StorNext release 4.0. This release added replication capability to StorNext along with integrated deduplication of the file system.

Although deduplication disk systems are rapidly becoming the standard for backup and fast recovery of archive data, automated tape continues to maintain a strong role in the data preservation hierarchy. We view our tape automation systems business as a mature segment of storage solutions. As a result, our research and development investments in tape technology are measured and strategic, for example the Scalar i40 and Scalar i80. Strategic introductions in fiscal 2010 included an encryption solution for our tape automation systems and the Scalar i40 and Scalar i80 tape automation libraries that were designed to provide small and medium businesses and distributed data centers with more storage capacity, room for continued growth and simplified system management. In March 2010, we began to introduce LTO-5 technology-based solutions across the breadth of our product line. We continue LTO technology research and development efforts to maintain our technology position in the devices and media and tape automation systems markets, partnering with HP to jointly develop future generation LTO products as we have done in recent years. We continue to invest strategically in our enterprise, midrange and entry-level tape automation platforms to create innovative and differentiating technologies, features and solutions.

We maintain research and development facilities in Boulder, Colorado Springs and Englewood, Colorado; Irvine and San Jose, California; Mendota Heights, Minnesota; Richardson, Texas; Hyderabad, India and Adelaide, Australia. Research and development costs were $69.9 million, $70.5 million and $89.6 million for fiscal 2010, 2009 and 2008, respectively.

Sales and Marketing

Our sales and marketing employees are focused exclusively on backup, recovery and archive solutions for our customers. The expertise of our sales and marketing professionals enables us to provide tailored advice and targeted solutions for our end user customers. Furthermore, since we offer many different ways of protecting data involving disk, tape and software, our recommendations can be broad and are based on what serves the customer best. We rely on our sales force and an array of channel partners to reach end user customers, which range in size from small businesses to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and the names of various OEM customers. Our sales operations are based in Bellevue, Washington; Irvine and San Jose, California; Munich, Germany; Paris, France; Singapore City, Singapore and Shanghai, China, with regional and field offices throughout North America, Europe and Asia.

Quantum Branded Sales Channels

For Quantum-branded products, we utilize distributors, VARs and direct marketing resellers. We also maintain a reseller agreement with EMC Corporation (“EMC”), through which EMC sells Quantum-branded tape automation systems to its customer base and through its own network of resellers. Additionally, we sell directly to a select number of large corporate entities and governmental agencies.

Our integrated Quantum Alliance™ Reseller Program allows our channel partners the option to purchase products directly or through distribution and provides them access to a more comprehensive product line. In January 2010, Quantum was recognized as one of the best channel vendors by Business Solutions Magazine and we were ranked in the top 15 percent of all storage vendors for reliable products and exceptional service and support.

OEM Relationships

We sell our products to several OEM customers who generally resell our hardware products under their own brand name and typically assume responsibility for product sales, end user service and support. We also license DXi software to certain OEM customers who include this software in their own brand name products. These OEM relationships enable us to reach end users not served by our branded distribution channels or our direct sales force. They also allow us to sell to select geographic or vertical markets where specific OEMs have exceptional strength. We maintain ongoing discussions with numerous OEMs, including leading systems suppliers, regarding opportunities for our products.

Our OEM fulfillment models for hardware products vary, but generally require maintaining an inventory of OEM product in third party logistics centers near the OEM’s manufacturing or distribution facility. In these relationships, we generally maintain title to products until those products leave the third party logistics location. Service support differs widely from one OEM to another.

Customers

Customers for our systems products, including tape automation and disk backup systems and data management software, include Bell Microproducts, Inc. (“Bell Micro”), Dell, EMC, HP and IBM and a variety of other distributors, resellers and OEMs to reach end user customers from small businesses to government agencies and large, multinational corporations. Software OEMs include EMC, Fujitsu Technology Solutions GmbH and Grass Valley Group, Inc. Our devices and media have achieved broad market acceptance in the midrange network server market with leading computer equipment manufacturers such as Dell, HP and Oracle Corporation (“Oracle”).

Our sales are concentrated with several key customers because under our business model, as is typical for our industry, we sell to OEMs, distributors, VARs and direct marketing resellers to reach end user customers. Sales to our top five customers represented 37% of revenue in fiscal 2010 and 42% of revenue in both fiscal 2009 and 2008. Sales to Dell comprised 13% of revenue in fiscal 2010 compared to 14% of revenue in fiscal 2009 and 16% of revenue in fiscal 2008. These sales concentrations do not include revenues from sales of our media that were sold to our top five customers by media licensees, for which we earn royalty revenue, or revenues from sales of products sold to these customers by our other OEM customers.

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

We have entered into various licensing agreements with respect to our technology, patents and similar intellectual property which provide licensing revenues in certain cases and may expand the market for products and solutions using these technologies. We have licensed certain technology to software OEM partners, under which the partner may use our DXi-Series data deduplication and replication enterprise software to deliver its own solution. We anticipate licensing our technology, patents and similar intellectual property with select licensing partners in the future, expanding the licensing partner program based on market demand.

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

In the tape automation market, we primarily compete for midrange and enterprise reseller and end user business with Dell, IBM and Oracle as well as HP through its OEM relationship with other tape automation suppliers. Competitors for entry-level and OEM tape automation business include BDT Products, Inc. and several others that supply or manufacture similar products. In addition, disk backup products are a competitive alternative to tape products and solutions.

Our disk backup solutions compete with products sold by EMC, HP, IBM and NetApp, Inc. (“NetApp”). Additionally, a number of software companies that have traditionally been partners with us have added deduplication to their products and will at times compete with us, including CommVault Systems, Inc. and Symantec Corporation. A number of our competitors also license technology from competing start-up companies such as FalconStor Software, Inc. and Sepaton, Inc. Our StorNext software products face competition from Cray, IBM, Isilon Systems, Inc., Oracle and Silicon Graphics, Inc.

At the storage device level, our main competitors in the market for performance tape drives are HP, IBM and Tandberg Data. Both IBM and HP develop and sell their own LTO tape drives, which compete with our LTO and DLT-S4 offerings. Our value line tape drives, DAT/DDS and DLT-V4, largely compete with those from HP. We also face competition from disk alternatives, including removable disk drives in the entry-level market. Although we have our own removable disk drive in GoVault, several other companies sell removable disk drives, such as Imation Corporation, Iomega Corporation and Tandberg Data.

For a discussion of risks associated with competing technologies, see the Risk Factor in Item 1A titled, “We derive the majority of our revenue from products incorporating tape technology. If competition from new or alternative storage technologies continues or increases, our business, financial condition and operating results could be materially and adversely affected.”

Manufacturing

We utilize contract manufacturers to produce a number of our products and we manufacture various other products in our own facilities. During fiscal 2010 we continued to streamline our manufacturing processes and simplify our supply chain model through further integration and continuous improvement. We consolidated our externally manufactured products into a fewer number of key, quality contract manufacturing partners while reducing our overall cost and creating a stronger, more reliable chain of supply. We continue to improve our manufacturing operations by increasing the efficiency, cost effectiveness and quality of our manufacturing solutions in addition to reducing our inventory.

We outsource the manufacture of certain tape automation systems, tape devices and service parts from contract manufacturers. Our tape drives and head assemblies are sourced from Malaysia and Hungary. Certain automation products and assemblies are sourced in Singapore, Malaysia and the U.S.

We manufacture tape automation systems and our disk products and perform device and system configuration for our North American customers from our Colorado Springs, Colorado facility. In addition, we perform test and repair for these same products in that same facility.

Our recording tape media is manufactured by multiple tape media manufacturing companies, which are qualified and licensed to manufacture, use and sell one or more DLTtape and LTO Ultrium media products. In most cases, the media is produced in Japan and multi-sourced on a worldwide basis.

Backlog

We manufacture our products based on forecasts of customer demand. We also place inventory in strategic locations in order to enable certain key customers to obtain products on demand. Orders are generally placed by customers on an as-needed basis. Product orders are confirmed and, in most cases, shipped to customers within one week. More complex systems and product configurations often have longer lead times and may include on-site integration or customer acceptance. We ship most of the backlog that we accumulate during any particular fiscal quarter in the same quarter in which the backlog is first reported. Therefore, our backlog generally grows during each fiscal quarter and shrinks during the latter part of the quarter to reach its lowest levels at the end of that same quarter, by which time significant shipments have occurred. As a result, our backlog as of the end of any fiscal quarter frequently is not material. Our backlog was immaterial as of both March 31, 2010 and March 31, 2009.

Information Technology and Infrastructure

We are focused on continuous improvement of our internal business system and global information technology infrastructure. We continue to identify areas for consolidation and efficiencies gains. This includes the ongoing implementation and expansion of our core backup and archive products and a continuous process improvement focus. In the past few years our efforts to create a consolidated platform has allowed us to streamline processes and enable the IT function to serve as a strategic partner to internal business functions. We continue to focus on improved efficiencies and cost reduction measures within our infrastructure. These efforts have included expansion of virtualization tools, standardization on common architectures and the elimination of custom applications.

Technology

We develop and protect our technology and know-how, principally in the field of data storage. As of March 31, 2010, we hold 504 U.S. patents and have 96 pending U.S. patent applications. In general, these patents have a 20-year term from the first effective filing date for each patent. We also hold a number of foreign patents and patent applications for certain of our products and technologies. Although we believe that our patents and applications have significant value, rapidly changing storage industry technology means that our future success will also depend heavily on the technical competence and creative skills of our employees.

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

We have various patent licensing and cross-licensing agreements with other companies including EMC, HP, IBM, Maxtor Corporation, Riverbed Technology, Inc. (“Riverbed”) and Oracle. We may enter into patent cross-licensing agreements with other third parties in the future as part of our normal business activities. These agreements, when and if entered into, would enable these third parties to use certain patents that we own and enable us to use certain patents owned by these third parties.

Environmental Compliance

We are subject to federal, state, local and international environmental laws and regulations. Compliance with these laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position.

Employees

We had approximately 1,800 employees worldwide as of March 31, 2010.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at http://www.quantum.com generally when such reports are available on the Securities and Exchange Commission (“SEC”) website. The contents of our website are not incorporated into this Annual Report on Form 10-K.

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

New York Stock Exchange Certification

We submitted the certification of our Chief Executive Officer required by the NYSE Listing Standards, Section 303A.12(a), relating to our compliance with the NYSE Corporate Governance Listing Standards, to the NYSE on September 18, 2009 with no qualifications.

Executive Officers of Quantum Corporation

Set forth below are the names, ages (as of June 1, 2010), positions and offices held by, and a brief account of the business experience of each executive officer of Quantum.

Name	Age	Position with Quantum
Barbara L. Barrett	61	Senior Vice President, Human Resources
Richard E. Belluzzo	56	Chairman and Chief Executive Officer
William C. Britts	51	Executive Vice President, Sales and Marketing
Jon W. Gacek	48	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Shawn D. Hall	41	Senior Vice President, General Counsel and Secretary
Gerald G. Lopatin	51	Executive Vice President, Engineering

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

Mr. Britts became Executive Vice President of Sales, Marketing and Service in August 2006, upon Quantum’s acquisition of Advanced Digital Information Corporation (“ADIC”). In May 2009, he narrowed his focus to sales and marketing, assuming the role of Executive Vice President of Sales and Marketing. Before joining Quantum, Mr. Britts was the Co-Executive Vice President of Products, Sales and Service at ADIC. In his 12 years at ADIC, he held numerous leadership positions, including Executive Vice President of Worldwide Sales and Marketing, Vice President of Sales and Marketing and Director of Marketing. Prior to ADIC, Mr. Britts held a number of marketing and sales positions at Raychem Corp. and its subsidiary, Elo TouchSystems.

Mr. Gacek joined Quantum as Executive Vice President and Chief Financial Officer in August 2006, upon Quantum’s acquisition of ADIC and assumed the role of Executive Vice President, Chief Financial Officer and Chief Operating Officer in June 2009. Previously, he served as the Chief Financial Officer at ADIC from 1999 to 2006 and also led Operations during his last three years there. Prior to ADIC, Mr. Gacek was an audit partner at PricewaterhouseCoopers LLP and led the Technology Practice in the firm’s Seattle office. While at PricewaterhouseCoopers LLP, he assisted several private equity investment firms with a number of mergers, acquisitions, leveraged buyouts and other transactions. Mr. Gacek serves on the board of directors for Market Leader, Inc. and Power-One, Inc.

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

ITEM 1A. Risk Factors

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE PAGE 1 OF THIS REPORT FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors could negatively affect our operating results.

We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end users, and to distributors such as Bell Microproducts, Inc., Ingram Micro, Inc. and others. We also have a relationship with EMC Corporation (“EMC”) through which we make available our branded products that complement EMC’s product offerings. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers.

Certain of our contracts with our distributors contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise-class libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected by any number of factors including:

•	A change in competitive strategy that adversely affects a reseller’s willingness or ability to distribute our products;
•	The reduction, delay or cancellation of orders or the return of a significant amount of products;
•	The loss of one or more of such distributors or resellers;
•	Any financial difficulties of such distributors or resellers that result in their inability to pay amounts owed to us; or
•	Changes in requirements or programs that allow our products to be sold by third parties to government customers.

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

Competition has increased and evolved, and may increasingly intensify, in the tape and disk storage products markets as a result of competitors introducing products based on new technology standards, and merger and acquisition activity, which could materially and adversely affect our business, financial condition and results of operations.

Our disk backup systems compete with product offerings of EMC, Hewlett Packard Co. (“HP”), International Business Machines (“IBM”) and NetApp, Inc. A number of our competitors also license technology from competing start-up companies such as FalconStor Software, Inc. and Sepaton Inc. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products, and we face the risk that customers could choose competitor products over ours due to these features and technologies. Competition in the disk backup systems market, including deduplication and replication technologies, is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins for disk backup systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Our tape automation products compete with product offerings of Dell Inc. (“Dell”), HP, IBM and Oracle Corporation (“Oracle”). Increased competition has resulted in decreased prices for entry-level tape automation products and more product offerings by our competitors that incorporate new features and technologies. We face risks that customers could choose competitor products over ours due to these features and technologies. If competition further intensifies, or if industry consolidation occurs, our sales and gross margins for tape automation systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

Our tape drive business competes with companies that develop, manufacture, market and sell tape drive and tape automation products. The principal competitors for our tape drive products include HP and IBM. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products. This intense competition, and additional factors, such as the possibility of further industry consolidation, has resulted in decreased prices of tape drives and increasingly commoditized products. Our response has been to manage our tape drive business at the material margin level and we have chosen not to compete for sales in intense price-based situations. Our focus has shifted to higher margin opportunities in other product lines. Although revenue from tape drives has decreased in recent years, our material margins have remained relatively stable over this period. We face risk of reduced shipments of our tape drive products, and could have reduced margins on these products, which could materially and adversely impact our business, financial condition and results of operations.

Additionally, the competitive landscape continues to change due to merger and acquisition activity in the storage industry, such as the purchase of Sun by Oracle Corporation and the acquisition of Data Domain by EMC. Transactions such as these may impact us in a number of ways. For instance, they could result in:

•	Smaller number of competitors having greater resources and becoming more competitive with us;
•	Companies that we have not historically competed against entering into one or more of our primary markets and increasing competition in that market(s); and
•	Customers that are also competitors becoming more competitive with us and/or reducing their purchase of our products.

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

Managing change is an important focus for us. In recent years, we have implemented several significant initiatives involving our sales and marketing, engineering and operations organizations, aimed at increasing our efficiency and better aligning these groups with our corporate strategy. In addition, we have reduced headcount to streamline and consolidate our supporting functions as appropriate following past acquisitions and in response to market or competitive conditions. Our inability to successfully manage the changes that we implement, and detect and address issues as they arise could disrupt our business and adversely impact our results of operations and financial condition.

We derive the majority of our revenue from products incorporating tape technology. If competition from new or alternative storage technologies continues or increases, our business, financial condition and operating results could be materially and adversely affected.

We derive the majority of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a majority of our revenue from these products for the foreseeable future. As a result, our future operating results depend in significant part on the continued market acceptance of products employing tape drive technology. Our tape products, including tape drives and automation systems, are increasingly challenged by products using hard disk drive technology, such as VTL, standard disk arrays and NAS. If disk backup products gain comparable or superior market acceptance, or their costs decline far more rapidly than tape drive and media costs, the competition resulting from these products would increase as our tape customers migrate toward them.

We are working to address this risk through our own targeted investment in disk products and other alternative technologies, but these markets are characterized by rapid innovation, evolving customer demands and strong competition, including competition with several companies who are also significant customers. If we are not successful in our efforts, our business, financial condition and operating results could be materially and adversely affected.

We continue to face risks related to the economic crisis.

The economic crisis in the U.S. and global financial markets had and may continue to have a material and adverse impact on our business and our financial condition. Uncertainty about economic conditions always poses a risk as businesses may further reduce or postpone spending in response to tighter credit, negative financial news and declines in income or asset values. In addition, economic conditions over the past year have resulted in the reduced credit worthiness and bankruptcies of certain customers and increased our potential exposure to bad debt, and a global disruption in the credit markets, which continues to affect consumers’ and businesses’ efforts to obtain credit. These factors have had a material negative effect on our business and the demand for our products, the initial impact of which was reflected in our results for the second quarter of fiscal 2009. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions. Another global economic crisis like the one that we recently experienced would materially adversely affect our results of operations and financial condition. For additional information regarding the impact of current economic conditions on our results of operations and financial condition, refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A large percentage of our sales come from a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. Sales to our top five customers in fiscal 2010 represented 37% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to these customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. As an example, in fiscal 2010, sales to Dell contributed approximately 13% of our revenue, a decline from prior years. If we experience further declines in revenue from Dell or any of our other large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons. Merger and acquisition activity, such as the purchase of Data Domain by EMC, could increase the risk that large customers reduce or terminate their purchases of our products.

Many of our tape and disk products are primarily incorporated into larger storage systems or solutions that are marketed and sold to end users by our large OEM customers as well as our value added resellers, channel partners and other distributors. Because of this, we have limited market access to these end users, limiting our ability to reach and influence their purchasing decisions. These market conditions further our reliance on these OEM and other large customers. Thus if they were to significantly reduce, cancel or delay their orders with us, our results of operations could be materially and adversely affected.

If our products fail to meet our or our customers’ specifications for quality and reliability, our results of operations may be adversely impacted and our competitive position may suffer.

Although we place great emphasis on product quality, we may from time to time experience problems with the performance of our products, which could result in one or more of the following:

•	Increased costs related to fulfillment of our warranty obligations;
•	The reduction, delay or cancellation of orders or the return of a significant amount of products;
•	Focused failure analysis causing distraction of the sales, operations and management teams; or
•	The loss of reputation in the market and customer goodwill.

These factors could cause our business, financial condition and results of operations to be materially and adversely affected.

We have significant indebtedness, which has substantial debt service obligations and operating and financial covenants that constrain our ability to operate our business. Unless we are able to generate sufficient cash flows from operations to meet these debt obligations, our business, financial condition and operating results could be materially and adversely affected.

In connection with our acquisition of Advanced Digital Information Corporation in August 2006, we incurred significant indebtedness and increased interest expense obligations. As of March 31, 2010, the total amount outstanding under the Credit Suisse senior secured credit agreement (“CS credit agreement”) was $186.1 million. In addition, in connection with our efforts to refinance our convertible subordinated notes, we have incurred $121.7 million in additional subordinated long-term debt with EMC International Company that has a higher coupon interest rate. Our level of indebtedness presents significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal and interest on our indebtedness as it becomes due.

The significance of our substantial debt could have important consequences, such as:

•
Requiring that we dedicate a significant portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, research and development and other cash requirements;

•	Making it more difficult or impossible for us to make payments on other indebtedness or obligations;
•	Increasing our vulnerability to adverse economic and industry conditions;
•
Limiting our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, such as limiting our ability to engage in mergers and acquisitions activity, which may place us at a competitive disadvantage; and

•	Limiting our ability to incur additional debt on acceptable terms, if at all.

In addition, there is a risk that we may not be able to repay our debt obligations as they become due. We incurred significant losses from fiscal 2002 through fiscal 2009. Our ability to meet our debt service obligations and fund our working capital, capital expenditures, acquisitions, research and development and other general corporate needs depends upon our ability to generate sufficient cash flow from operations. We cannot provide assurance that we will generate sufficient cash flow from operations to service these debt obligations, or that future borrowings or equity financing will be available to us on commercially reasonable terms, or at all, or available in an amount sufficient to enable us to pay our debt obligations or fund our other liquidity needs. Unless we are able to maintain our cash flows from operations we may not generate sufficient cash flow to service our debt obligations, which would require that we reduce or delay capital expenditures and/or sell assets, thereby affecting our ability to remain competitive and materially and adversely affecting our business. Such a failure to repay our debt obligations when due would result in default under our loan agreements, which would give our lenders the right to seize all of our assets. Any such inability to meet our debt obligations could therefore have a material and adverse effect on our business, financial condition and results of operations.

Our Credit Suisse credit agreement contains various covenants that limit our discretion in the operation of our business, which could have a materially adverse effect on our business, financial condition and results of operations.

Our CS credit agreement contains numerous restrictive covenants that require us to comply with and maintain certain financial tests and ratios, as well as restrict our ability to:

•	Incur debt;
•	Incur liens;
•	Make acquisitions of businesses or entities or sell certain assets;
•	Make investments, including loans, guarantees and advances;
•	Make capital expenditures beyond a certain threshold;
•	Engage in transactions with affiliates;
•	Pay dividends or engage in stock repurchases; and
•	Enter into certain restrictive agreements.

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

Our tape media royalties, branded software and OEM DXi software revenues are relatively profitable and can significantly impact total company profitability. A significant decline in royalty, branded software or OEM DXi software revenues could materially and adversely affect our business, financial condition and operating results.

Our tape media royalty revenues depend on many factors, including the following:

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

Our branded software revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap and our effectiveness at marketing and selling our branded software solutions directly or through our channel partners.

Our OEM DXi software revenues also depend on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM DXi software partners, the effort our OEM DXi software partners put into marketing and selling the resulting products, the market acceptance of the resulting products and changes in the competitive landscape such as that which occurred with EMC’s purchase of Data Domain. Our relationship with EMC changed from partner to competitor in deduplication as a result of their acquisition of Data Domain. Following this acquisition, our OEM DXi software revenue has significantly declined, which has negatively impacted our results.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.

In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs, including those we undertook recently, as described below in “Results of Operations” within Item 2 “Management’s Discussion and Analysis.” These steps and additional future restructurings in response to rationalization of operations following strategic decisions, adverse changes in our business or industry or future acquisitions may require us to make cash payments that, if large enough, could materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition and operating results.

Our inability to attract and retain skilled employees could adversely impact our business.

We may be subject to increased turnover in our employee base or the inability to fill open headcount requisitions due to concerns about our operational performance, capital structure, competition or other factors. In addition, we may rely on the performance of employees whose skill sets are not sufficiently developed enough to completely realize the expected fulfillment of their job responsibilities. Either of these situations could impair or delay our ability to realize operational and strategic objectives and cause increased expenses and lost sales opportunities.

Economic or other business factors may lead us to further write down the carrying amount of our goodwill or long-lived assets, such as the $339 million goodwill impairment charge taken in fiscal 2009, which could have a material and adverse effect on our results of operations.

We evaluate our goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. We continue to monitor relevant market and economic conditions, including the price of our stock, and perform appropriate impairment reviews when conditions deteriorate such that we believe the value of our goodwill could be further impaired or an impairment exists in our long-lived assets. It is possible that conditions may worsen due to economic or other factors that affect our business, resulting in the need to write down the carrying amount of our goodwill or long-lived assets to fair value at the time of such assessment. As a result, our operating results could be materially and adversely affected.

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

A significant portion of our manufacturing and sales operations and supply chain occurs in countries other than the U.S. We also have sales outside the U.S. We utilize contract manufacturers to produce certain of our products and have suppliers for various components, several of which have operations located in foreign countries including China, Hungary, Japan, Malaysia, Mexico, Singapore and Taiwan. Because of these operations, we are subject to a number of risks including:

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
•
Inflexible employee contracts and employment laws that may make it difficult to terminate or change the compensation structure for employees in some foreign countries in the event of business downturns;

•	Potential restrictions on the transfer of funds between countries;
•	Political, military, social and infrastructure risks, especially in emerging or developing economies;
•	Import and export duties and value-added taxes; and
•	Natural disasters, including earthquakes, typhoons and tsunamis.

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

If we fail to meet our projected quarterly results, our business, financial condition and results of operations may be materially and adversely affected.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

Our future success and ability to compete depends in part on our proprietary technology. We rely on a combination of copyright, patent, trademark, and trade secrets laws and nondisclosure agreements to establish and protect our proprietary technology. As of March 31, 2010, we held 504 U.S. patents and had 96 U.S. patent applications pending. However, we cannot provide assurance that patents will be issued with respect to pending or future patent applications that we have filed or plan to file or that our patents will be upheld as valid or will prevent the development of competitive products or that any actions we have taken will adequately protect our intellectual property rights. We generally enter into confidentiality agreements with our employees, consultants, customers, potential customers and others as required, in which we strictly limit access to, and distribution of, our software, and further limit the disclosure and use of our proprietary information.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Enforcing our intellectual property rights can sometimes only be accomplished through the use of litigation, such as in the litigation with Riverbed Technology, Inc. settled in fiscal 2009. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S.

Because we may order components from suppliers in advance of receipt of customer orders for our products which include these components, we could face a material inventory risk, which could have a material and adverse effect on our results of operations and cash flows.

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

•
Quality and supplier conduct
We have limited control over the quality of products and components produced and services provided by our supply chain business partners. Therefore, the quality of the products, parts or services may not be acceptable to our customers and could result in customer dissatisfaction, lost revenue and increased warranty costs. In addition, we have limited control over the manner in which our business partners conduct their business. Sub-tier suppliers selected by the primary third party could have process control issues or could select components with latent defects that manifest over a longer period of time. Therefore, we may face negative consequences or publicity as a result of a third party’s failure to comply with applicable compliance, trade, environmental or employment regulations.

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

We receive a royalty fee based on tape media cartridges sold by Fujifilm Corporation, Imation Corporation, Hitachi Maxell, Limited, Sony Corporation and TDK Corporation. Under our license agreements with these companies, each of the licensees determines the pricing and number of units of tape media cartridges that it sells. Our royalty revenue varies depending on the level of sales of the various media cartridge offerings sold by the licensees. If licensees sell significantly fewer tape media cartridges, our royalty revenue would decrease, which could materially and adversely affect our financial condition and operating results.

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

Five institutional investors owned approximately 30% of our common stock as of March 31, 2010. If any or all of these investors were to decide to purchase significant additional shares or to sell significant or all of the common shares they currently own, that may cause our stock price to be more volatile. For example, there have been instances in the past where a shareholder with a significant equity position began to sell shares, putting downward pressure on our stock price for the duration of their selling activity. In these situations, selling pressure outweighed buying demand and our stock price declined. This situation has occurred due to our stock price falling below institutional investors’ price thresholds and our volatility increasing beyond investors’ volatility parameters causing even greater sell pressure.

Trading prices of our common stock may fluctuate in response to a number of other events and factors, such as:

•	General economic conditions;
•	Changes in interest rates;
•	Fluctuations in the stock market in general and market prices for technology companies in particular;
•	Quarterly variations in our operating results;
•	New products, services, innovations and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;
•	Changes in financial estimates by us or securities analysts and recommendations by securities analysts;
•	Changes in our capital structure, including issuance of additional debt or equity to the public; and
•	Strategic acquisitions.

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

We are subject to many laws and regulations, and violation of or changes in those requirements could materially and adversely affect our business.

We are subject to numerous U.S. and international laws regarding corporate conduct, fair competition, preventing corruption and import and export practices, including requirements applicable to U.S. government contractors. While we maintain a rigorous corporate ethics and compliance program, we may be subject to increased regulatory scrutiny, significant monetary fines or penalties, suspension of business opportunities or loss of jurisdictional operating rights as a result of any failure to comply with those requirements. We may also be exposed to potential liability resulting from our business partners’ violation of these requirements. In addition, U.S. regulatory agencies have recently introduced new enforcement efforts that may proactively seek conduct-related information from companies operating in certain targeted industries or locations, without regard for whether potential violations have been identified. If we were to receive such an information request, we may incur increased personnel and legal costs in order to adequately review and respond to the request. Further our U.S. and international business models are based on currently applicable regulatory requirements and exceptions. Changes in those requirements or exceptions could necessitate changes to our business model. Any of these consequences could materially and adversely impact our business and operating results.

We may be sued by our customers as a result of failures in our products.

We face potential liability for performance problems of our products because our end users employ our storage technologies for the storage and backup of important data and to satisfy regulatory requirements. Although we maintain technology errors and omissions insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or accrual of litigation costs that is not covered by insurance or is in excess of our insurance coverage could harm our business.

In addition, we could potentially face claims for product liability from our customers if our products cause property damage or bodily injury. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or accrual of litigation costs that is not covered by insurance or is in excess of our insurance coverage could harm our business.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our headquarters are located in San Jose, California. We lease facilities in North America, Europe and Asia Pacific. The following is a summary of the significant locations and primary functions of those facilities as of March 31, 2010:

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

ITEM 4. Reserved

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “QTM.” As of June 4, 2010, the closing price of our common stock was $2.28 per share. The prices per share reflected in the following table represent the range of high and low sales prices of our common stock for the quarters indicated:

Fiscal 2010	High	Low
First quarter ended June 30, 2009	$1.50	$0.66
Second quarter ended September 30, 2009	1.30	0.79
Third quarter ended December 31, 2009	3.15	1.15
Fourth quarter ended March 31, 2010	3.18	2.18

Fiscal 2009	High	Low
First quarter ended June 30, 2008	$2.55	$1.33
Second quarter ended September 30, 2008	1.95	0.96
Third quarter ended December 31, 2008	1.17	0.09
Fourth quarter ended March 31, 2009	0.94	0.24

Historically, we have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends is restricted by the covenants in our Credit Suisse senior secured credit agreement. See “Liquidity and Capital Resources” in Item 7 and Note 7 “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements.

As of June 4, 2010, there were 1,568 Quantum stockholders of record, including the Depository Trust Company, which holds shares of Quantum common stock on behalf of an indeterminate number of beneficial owners.

The information required by this item regarding equity compensation plans is provided in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph compares the cumulative total return to stockholders of Quantum common stock at March 31, 2010 for the period since March 31, 2005 to the cumulative total return over such period of (i) the NASDAQ Composite Index, and (ii) the S & P Computer Storage & Peripherals Index. The graph assumes the investment of $100 on March 31, 2005 in our common stock and in each of the indices listed on the graph and reflects the change in the market price of our common stock relative to the changes in the noted indices at March 31, 2006, March 31, 2007, March 31, 2008, March 21, 2009 and March 31, 2010. The performance shown below is based on historical data and is not indicative of, nor intended to forecast, future price performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quantum Corporation, The NASDAQ Composite Index
And The S&P Computer Storage & Peripherals Index

*$100 invested on 3/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved. Copyright© 2010 Dow Jones & Co. All rights reserved.

ITEM 6. Selected Financial Data

This summary of selected consolidated financial information of Quantum for fiscal 2006 to 2010 should be read along with our Consolidated Financial Statements contained in this Annual Report on Form 10-K. We have acquired companies in addition to certain other items that affect the comparability of the selected financial information as described below.

Acquisitions

On August 22, 2006, we completed the acquisition of Advanced Digital Information Corporation (“ADIC”). The selected information below includes the results of operations of our acquisition from the acquisition date.

Other Items

We had a $12.9 million gain on debt extinguishment, net of costs in fiscal 2010. Fiscal 2009 results included $11.0 million of royalty revenue from a legal settlement and a $339.0 million goodwill impairment charge. We had a $12.6 million loss on debt extinguishment, net of costs in fiscal 2008. The results of operations for fiscal 2007 included $14.7 million of purchased in-process research and development in connection with the acquisition of ADIC. The results of operations for fiscal 2006 included loss on settlement charges from two legal settlements totaling $20.5 million.

	For the year ended March 31,
(In thousands, except per-share data)	2010	2009	2008	2007	2006
Statement of Operations Data:
Total revenue	$681,427	$808,972	$975,702	$1,016,174	$834,287
Total cost of revenue	401,390	504,658	656,598	722,789	602,359
Gross margin	280,037	304,314	319,104	293,385	231,928
Income (loss) from operations	29,309	(329,925)	(8,097)	(27,154)	(41,481)
Net income (loss)	16,634	(358,264)	(60,234)	(64,094)	(41,479)
Basic net income (loss) share	0.08	(1.71)	(0.30)	(0.33)	(0.23)
Diluted net income (loss) per share	0.02	(1.71)	(0.30)	(0.33)	(0.23)

	As of March 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$504,143	$549,369	$1,065,725	$1,125,829	$663,344
Short-term debt	23,983	4,000	4,000	25,000	—
Long-term debt	305,899	404,000	496,000	497,500	160,000

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the New York Stock Exchange under the symbol “QTM.”

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and retention issues more easily, effectively and securely. In addition, we have the global scale and scope to support our worldwide customer base. As a pioneer in disk-based data protection, we have a broad portfolio of disk backup solutions featuring deduplication and replication technology. We have products spanning from entry-level autoloaders to enterprise libraries and are a major supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We offer a full range of service with support available in more than 100 countries.

Business

We earn our revenue from the sale of products, systems and services through our sales force and an array of channel partners to reach end user customers, which range in size from small businesses and satellite offices to government agencies and large, multinational corporations. Our products are sold under both the Quantum brand name and the names of various OEM customers. We face a variety of challenges and opportunities in responding to the competitive dynamics of the technology market which is characterized by rapid change, evolving customer demands and strong competition, including competition with several companies who are also significant customers.

We offer a comprehensive range of solutions in the data storage market, providing performance and value to organizations of all sizes. We have a broad portfolio of disk backup solutions, tape libraries, autoloaders, tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We also feature software options with products that provide disk and tape integration capabilities with our core deduplication and replication technologies. In addition, our service offerings include a broad range of coverage options to provide the level of support for the widest possible range of information technology (“IT”) environments, with service available in more than 100 countries.

For fiscal 2010 we identified the following key objectives to enable us to improve our operating results:

•	Building out our edge-to-core product and solutions portfolio;
•	Articulating and communicating our edge-to-core vision to customers and end users;
•	Executing our go-to-market model to improve our alignment with our channel partners and
•	Completing a capital structure solution to address our convertible debt refinancing requirement.

We worked through a series of significant changes during fiscal 2010, including a challenging economic environment, an altered relationship with EMC, the pressures of a constrained debt market as well as market transitions. Throughout these changes, we continued to focus on executing our business strategy, leading to a significantly improved business model with growth opportunities. We introduced a number of new products which expanded our edge-to-core product and solutions portfolio. In addition, by building out our portfolio we were able to better demonstrate edge-to-core solutions that we had been communicating to customers and end users.

Although the environment for IT spending, including storage, improved during fiscal 2010, there is still an atmosphere of caution. For example, storage projects continue to be highly scrutinized within companies and there were difficulties with deals progressing through customers’ approval processes resulting in reduced and delayed sales this fiscal year. However, there was measurable improvement in the storage purchasing environment during the second half of fiscal 2010. IT budgets were more available, channel inventories began to replenish and, as a result, the industry had modest growth.

Our results this fiscal year also demonstrated our ability to deliver operating profit regardless of whether we have significant revenue from OEM DXi™ software, as we did in the first half of fiscal 2010, or do not have significant OEM DXi software revenue, as was the case the second half of the fiscal year. We believe we have the foundation from which we can grow the company and improve our overall performance as we continue to launch new products.

As of July 1, 2009, we completed a capital structure solution which addressed the requirement that at least $135.0 million of our convertible subordinated debt (“the notes”) be refinanced by February 2010 under our senior secured credit agreement with Credit Suisse (“CS credit agreement”). We are no longer at risk of acceleration of the maturity date related to this refinancing requirement. We reduced our overall debt level by $16.2 million in connection with this capital structure solution.

As noted above, building out our edge-to-core product and solutions portfolio was a key objective and we launched a number of critical new products during fiscal 2010 to expand our growth platform for disk backup systems and software solutions centered on deduplication and replication. Industry data indicates the market for target-based deduplication systems is growing substantially despite the cautious economic environment, and we believe we are well positioned to capitalize on this opportunity. During fiscal 2010, new products and enhancements introduced included the NAS-based DXi6500 family, disk backup appliances with advanced data deduplication technology targeted to meet the needs of midrange customers. The DXi6500 family consists of five preconfigured appliance models and has been designed to be simple for customers and end users to order, deploy, operate and manage while providing the advantages of data deduplication. We believe the DXi6500 family is an ideal offering for the independent channel and will provide us incremental opportunities.

We continue to provide enterprise disk solutions in the growing target-based deduplication systems market. Our current DXi results are dominated by the DXi7500 appliance in a VTL implementation, and we believe there are additional opportunities in this market. We plan to expand and further improve our product line of disk solutions for the enterprise market to deliver edge-to-core solutions for end user customers and increase our revenue.

Although deduplication disk systems are rapidly becoming the standard for backup and fast recovery of archive data, automated tape continues to hold a strong role in the data preservation hierarchy. We view our tape automation systems business as a mature segment of storage solutions and have worked to improve our branded sales productivity and decrease our manufacturing cost structure for these products. We continue to manage our tape business in a manner that recognizes the mature nature of tape technology. During fiscal 2010, we released products and upgrades that we expect will deliver incremental revenue growth opportunities in the near term due to our strength in this market, including an encryption solution and the Scalar® i40 and Scalar i80 tape automation libraries that were designed to provide small and medium businesses and distributed data centers with more storage capacity, room for continued growth and simplified system management. In addition, we were the first company to introduce LTO-5 technology-based solutions. LTO-5 tape drives nearly double capacity and increase transfer rates by up to 15 percent over LTO-4 technology in addition to enabling media partitioning functionality. We believe these innovations, along with native encryption, enhance tape's role in providing long-term data retention, archiving and disaster recovery as an integral component of a broader tiered storage strategy.

In April 2010, we announced a new enterprise tape library, the Scalar i6000, designed to meet the challenges of high data growth while facilitating tape consolidation in tiered storage environments. The Scalar i6000 provides a significant increase in capacity, high availability and enhanced security over the previous generation enterprise library and incorporates the company's next-generation iLayer software. This combination of enhanced capabilities and intelligence provides enterprise customers with a long-term archive and data retention solution optimized for the evolving role of tape in data protection.

Also in April 2010, we released version 4.0 of the Quantum Vision™ software, which supports a tiered storage strategy by enhancing centralized monitoring and reporting of Scalar tape libraries and DXi-Series disk backup and deduplication products.

In May 2010, we released the DXi4500 family of products comprised of two turnkey disk backup appliances designed to work with the leading backup software packages to provide non-disruptive deduplication for small and medium-size businesses and remote offices to simply and cost-effectively address their backup needs. Both DXi4500 models are bundled with DXi software to support backup, including in VMware environments, deduplication and replication. In addition, the DXi4500 products are optimized for sales through channel partners.

We anticipate these recently introduced product offerings will expand our market opportunities. We continue to work with our channel partners to take advantage of opportunities to reach end customers that have historically chosen competitor products, but due to consolidation in the market and resulting actions by competitors, we believe are more likely to select our products and solutions.

We have been focused on transforming the company for several years; however, we view fiscal 2010 as the year where most aspects of this transformation were completed. We believe the transitions we worked through in fiscal 2010, including launching a number of new products and improving our engagement with channel partners, position us for stronger performance through revenue growth. Our product portfolio provides us with a competitive advantage and establishes the foundation for building revenue momentum. Capitalizing on this opportunity by growing revenue and continuing to improve our competitive position is our priority in fiscal 2011. Specifically, for fiscal 2011 our goals are:

•	To gain share in the open systems tape automation market;
•	To increase revenue from disk backup systems and software solutions; and
•	To deliver new technology in order to extend our ability to grow.

Our intent is to capitalize on the actions we have taken during fiscal 2010 and on the improved external environment to build revenue momentum in fiscal 2011. In order to achieve our goals, we are focused on three primary objectives. These objectives are to continue to extend and improve our product portfolio, to expand our position with the VAR channel and to further invest in our technology platform.

We believe we are well positioned with our product portfolio from a competitive perspective. Between new product releases in the fourth quarter of fiscal 2010 and in the first quarter of fiscal 2011, we have expanded our offerings for end user customers ranging from small business to large enterprise corporations. We believe this and future expansion of our product portfolio will enable us to increase sales of both our disk backup systems and software solutions and tape automation systems.

Our edge-to-core disk and tape offerings provide strategic solutions for independent VARs. We have seen increased engagement with this channel due to the combination of value from our product offerings and competitive dynamics in the market. We believe continuing to expand our engagement with VARs will be key toward improving our go-to-market leverage and growing our business, especially for sales of branded disk systems to midrange and small and medium-sized business end users.

We are investing in our technology platform for a number of market areas expected to have significant growth in order to extend our ability to grow. These include deduplication and replication technology as well as extending technology in our StorNext software to provide solutions into a broader market as companies struggle to manage the vast growth in unstructured data. We believe we are in the early evolution of deduplication and replication technology. In addition, cloud storage solutions are another area where we intend to invest resources to increase our ability to grow in the future.

The relative strength in the deduplication market, in addition to the fact that the majority of storage system end users have not implemented deduplication in their environments, provides us with opportunities for revenue growth. We also see growing strength in other market areas which reinforce our opportunities for revenue growth, especially for StorNext solutions, including tiered storage, rich media and consolidation. Although the role of tape continues to evolve, 85% of customers still use tape as part of a disk-to-tape strategy or on a standalone basis.1 We believe the market environment and our product offerings provide the path to achieve our revenue growth goals. We expect momentum to grow as the year progresses. We recognize there are numerous risks to the successful execution of our business plans, including changes in the economic environment. For a discussion of some of the risks and uncertainties that impact our business, see “Risk Factors” in Item 1A.

____________________

1	February 2010, Gartner, Inc. “Poll Shows Disk-Based Backup on the Rise, With a Few Surprises.” http://www.gartner.com

Results

We achieved our primary goals for fiscal 2010, improving our operating results and addressing the refinancing requirement of our convertible debt. Our operating income increased $359.2 million to $29.3 million in fiscal 2010 from an operating loss of $329.9 million in fiscal 2009. Although $339.0 million of the increase was due to the prior year goodwill impairment, we also increased our gross margin percentage and reduced operating expenses in fiscal 2010. The improvement in our gross margin reflects the continued mix shift to higher margin products in addition to improvements in our manufacturing cost structure and service delivery model. Operating expenses, led by sales and marketing expense, decreased primarily due to cost-savings initiatives. In addition, we increased cash generated from operations by $11.1 million to $100.2 million in fiscal 2010.

In fiscal 2010, we had total revenue of $681.4 million, a 16% decrease from fiscal 2009. Although there has been measurable improvement in the IT and storage purchasing environment during fiscal 2010, spending has not returned to pre-recession levels and was reflected in lower revenues in each quarter of fiscal 2010 compared to the corresponding quarter of fiscal 2009. Decreased demand in the global IT market has increased competition for sales resulting in pricing pressure on the majority of our products. We continue to address this price-competitive environment by managing at the material margin level and continuing to shift our revenue mix toward higher margin opportunities.

Between the recession and our continued strategy of shifting our sales mix toward higher margin opportunities, revenue decreases in fiscal 2010 were primarily due to expected reductions in OEM revenue, including tape automation systems and devices and media. In addition, we had decreased OEM DXi software revenue due to the changed nature of our relationship with EMC, from partner to competitor in deduplication, as a result of its July 2009 acquisition of Data Domain, a competitor of ours. Our product revenue from OEM customers decreased 34% while revenue from branded products decreased 8% from fiscal 2009. Service revenue decreased primarily due to reduced revenues from our OEM customers. Our focus on growing the branded business during the fiscal year is reflected in the greater proportion of non-royalty revenue from our branded business, at 74% in fiscal 2010 compared to 67% in fiscal 2009 and 62% in fiscal 2008. Royalty revenue decreased primarily due to $11.0 million from a settlement agreement in the prior year that was not repeated.

Our gross margin percentage increased 350 basis points in fiscal 2010 to 41.1% due to the continued shift in sales mix toward higher margin products and services in addition to efficiencies in our manufacturing structure and service delivery model. Gross margin was favorably impacted by cost-cutting measures and because product sales through our branded channels comprised a larger percentage of non-royalty revenue in fiscal 2010 than in fiscal 2009. Although sales of branded products typically generate higher gross margins than sales to our OEM customers, OEM DXi software revenue provides one of our highest product margins. The gross margin percentage increase was tempered by decreases in OEM DXi software revenue and in royalty revenue.

Operating expenses decreased $383.5 million due to the $339.0 million goodwill impairment in the prior year that was not repeated as well as reductions in all other operating expenses. Notably, we reduced our sales and marketing expenses by $26.6 million, or 19%, from our efforts to align our resources with market opportunities, and general and administrative expenses decreased $15.3 million, or 20%, in fiscal 2010 compared to the prior year. As a result of our increased gross margin rate and decreased operating expenses, we had $29.3 million in income from operations in fiscal 2010, our first operating profit in nine years.

Interest expense decreased in fiscal 2010 due to decreased principal balances. During fiscal 2010, we paid $61.9 million in principal on our senior secured term loan, decreasing our acquisition-related term debt to $186.1 million at March 31, 2010. We have reduced our acquisition-related debt by 63% since its inception in August 2006. We also reduced our debt level another $16.2 million from our convertible debt refinancing capital structure solution. We continued to increase cash flow generation from operating activities, with $100.2 million of cash from operating activities in fiscal 2010, up from $89.1 million and $24.2 million in fiscal 2009 and 2008, respectively. In addition, we increased our cash and cash equivalents by $29.4 million at March 31, 2010 compared to March 31, 2009.

The following discussion of our financial condition and results of operations is intended to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors for those changes.

RESULTS OF OPERATIONS FOR FISCAL 2010, 2009 AND 2008

Revenue

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of revenue		% of revenue		% of revenue
Product revenue	$456,101	66.9%	$556,484	68.8%	$714,837	73.3%	$(100,383)	(18.0)%	$(158,353)	(22.2)%
Service revenue	156,477	23.0%	164,664	20.4%	160,920	16.5%	(8,187)	(5.0)%	3,744	2.3%
Royalty revenue	68,849	10.1%	87,824	10.8%	99,945	10.2%	(18,975)	(21.6)%	(12,121)	(12.1)%
Total revenue	$681,427	100.0%	$808,972	100.0%	$975,702	100.0%	$(127,545)	(15.8)%	$(166,730)	(17.1)%

Total revenue decreased in fiscal 2010 compared to fiscal 2009 primarily due to expected reductions in product revenue, specifically OEM revenue, including tape automation systems and devices and media sales as a result of both the global recession reducing market demand and because we continued to choose not to pursue sales of products that typically have lower margins. These same factors were the primary reasons we also had decreased revenue from branded tape automation systems and devices and media. In addition, OEM DXi software revenue decreased from the changed nature of our relationship with EMC. Royalty revenues declined primarily from a royalty settlement in fiscal 2009 that was not repeated in fiscal 2010 while service revenue decreased from fiscal 2009, reflecting the reduction in our OEM product revenue and associated service relationships.

Total revenue decreased $166.7 million to $809.0 million in fiscal 2009 compared to fiscal 2008 primarily due to both the global recession reducing market demand and because we chose not to pursue sales of products that typically have lower margins. Royalty revenues declined $12.1 million, or 12%, while service revenue increased $3.7 million, or 2%, compared to fiscal 2008.

Product revenue

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of revenue		% of revenue		% of revenue
Disk backup systems and
software solutions	$83,508	12.3%	$87,574	10.8%	$49,226	5.1%	$(4,066)	(4.6)%	$38,348	77.9%
Tape automation systems	263,977	38.7%	317,907	39.3%	425,795	43.6%	(53,930)	(17.0)%	(107,888)	(25.3)%
Device and media	108,616	15.9%	151,003	18.7%	239,816	24.6%	(42,387)	(28.1)%	(88,813)	(37.0)%
Total product revenue	$456,101	66.9%	$556,484	68.8%	$714,837	73.3%	$(100,383)	(18.0)%	$(158,353)	(22.2)%

Fiscal 2010 Compared to Fiscal 2009

Our product revenue includes sales of our hardware and software products sold through both our Quantum branded and OEM channels. Revenue from OEM sales decreased $72.0 million, while revenue from branded products decreased $28.4 million. Similar to the prior year, the product revenue decrease was most pronounced in our tape automation systems and to a lesser extent from devices and media products. We had a modest decrease in our disk backup systems and software solutions revenue.

Revenues from disk backup systems and software solutions decreased $4.1 million to $83.5 million in fiscal 2010 compared to fiscal 2009 due to decreased DXi OEM software revenue which was partially offset by increases in branded disk backup systems and software solutions revenue. Our focus on expanding disk backup systems and software solutions revenue was reflected in increased sales of our branded DXi-Series products, including DXi7500 revenues and the addition of revenue from our DXi6500 product family. In addition, StorNext software revenue increased in fiscal 2010.

Tape automation system sales decreased $53.9 million to $264.0 million in fiscal 2010 compared to fiscal 2009. This decrease was primarily due to the decline in demand resulting from the global recession and to a lesser extent from our decision to exit portions of the entry-level automation market in current and prior years. Over half of the decrease was attributable to reduced revenue from OEM customers in fiscal 2010.

Devices, including tape drives and removable hard drives, and media product revenues decreased $42.4 million to $108.6 million largely due to decreased sales of midrange drives sold to OEMs and to a lesser extent decreased sales of entry-level drives sold to OEMs as our older tape drives reach their end of life. We continued to place emphasis on sales of non-royalty media that bring higher margins and to not pursue volume sales at lower margins, resulting in lower overall revenue from non-royalty media products.

Fiscal 2009 Compared to Fiscal 2008

Our product revenue decreased in fiscal 2009 compared to fiscal 2008. Revenue from OEM sales decreased $82.1 million, while revenue from branded products decreased $76.2 million. The product revenue decrease was most pronounced in our tape automation systems and to a lesser extent from devices and media products. These decreases were partially offset by an increase in our disk backup systems and software solutions revenue.

Revenues from disk backup systems and software solutions increased $38.3 million to $87.6 million in fiscal 2009 compared to fiscal 2008 primarily due to the addition of OEM DXi software revenue. Increased sales of our StorNext software, especially in branded channels, and the addition of DXi7500 revenue also contributed to increased disk backup and software solutions revenue in fiscal 2009.

Tape automation system sales decreased $107.9 million to $317.9 million in fiscal 2009 compared to fiscal 2008. This decrease was due to both a decline in demand resulting from the global economic recession as well as our decision to exit portions of the entry-level automation market in the second half of the fiscal year. Over half of the decrease was attributable to reduced revenue from OEM tape automation system sales in fiscal 2009.

Devices, including tape drives and removable hard drives, and media product revenues decreased $88.8 million to $151.0 million largely due to decreased sales of entry-level drives sold to OEMs and to a lesser extent decreased sales of midrange drives sold to OEMs as our older tape drives reach their end of life. We continued to place emphasis on sales of non-royalty media that bring higher margins and to not pursue volume sales at lower margins, resulting in lower overall revenue from non-royalty media products.

Service revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue decreased $8.2 million to $156.5 million in fiscal 2010 compared to fiscal 2009 primarily due to reduced service revenues from our OEM customers. Although service revenue related to our branded products increased slightly in fiscal 2010, this increase was tempered in the first half of fiscal 2010 due to several changes in customer trends during this period. These included customers renewing their service contracts for shorter periods, choosing lower cost and slower response time service levels and waiting longer periods after a contract lapsed to renew. It appears these changed trends for the first half of fiscal 2010 were in response to the recession and reduced IT budgets. Service revenue increased $3.7 million to $164.7 million in fiscal 2009 compared to fiscal 2008 primarily due to increased service contract revenues from branded customers due to an increase in our installed base.

Royalty revenue

Royalty revenue declined $19.0 million to $68.8 million in fiscal 2010 primarily due to $11.0 million in royalty revenue recorded in connection with a settlement agreement in the prior year that was not repeated. Tape media royalties decreased $8.0 million in fiscal 2010 compared to fiscal 2009 primarily due to lower media unit sales of DLT media and, to a lesser extent, LTO media. The recession decreased demand for media and was reflected in lower quarterly tape media royalties in each of the first three quarters of fiscal 2010 compared to the respective prior year periods. Royalties related to LTO media were higher in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009 from increased LTO media unit sales. We believe this result is due to purchases delayed in the first half of fiscal 2010 until the second half of fiscal 2010 as IT budgets became less constrained.

Royalty revenue declined $12.1 million to $87.8 million in fiscal 2009 primarily due to a decrease in tape media royalties partially offset by royalty revenue recorded in connection with a settlement agreement. Tape media royalties decreased $23.1 million in fiscal 2009 compared to fiscal 2008 primarily due to lower media unit sales. Royalties related to newer LTO media increased year-over-year, but at a slower rate than declines in royalties from the maturing DLT media products, where we experienced a net reduction in the installed base of DLT tape drives. By the fourth quarter of fiscal 2009, LTO media unit sales decreases had caused a decline in LTO royalty revenue, reflecting customer responses to the global recession. In addition, a scheduled royalty rate decline on certain LTO media contributed to decreased LTO media royalties during the fourth quarter of fiscal 2009. Partially offsetting the tape media royalty decrease was $11.0 million in royalty revenue recorded in connection with a settlement agreement with Riverbed Technology, Inc. that contains a mutual covenant not to sue related to the parties’ data deduplication patents. The covenant not to sue is similar to a cross-license. This $11.0 million was based on prior sales of the parties’ data deduplication products. See Note 14, “Litigation” to the Consolidated Financial Statements for additional information.

Looking Forward

For fiscal 2011, we anticipate execution of our plans will result in revenue growth to $700.0 million to $750.0 million for the fiscal year. To achieve this revenue growth, we plan to increase our market share in the tape automation systems market and to increase sales of disk backup systems and software solutions. Newly introduced products and the dynamics of the tape automation market are expected to drive revenue growth for tape automation systems in fiscal 2011. Revenue growth in disk backup systems and software solutions is expected from our recently expanded product portfolio, software upgrades and increased sales velocity with our channel partners. In addition, we anticipate additional new products and enhancements across our portfolio will contribute to increased revenue in fiscal 2011.

Gross Margin

	For the year ended March 31,							Change
(dollars in thousands)	2010		2009		2008			2010 vs. 2009		2009 vs. 2008
	Margin	Margin Rate	Margin	Margin Rate	Margin		Margin Rate
Product gross margin	$155,533	34.1%	$176,889	31.8%	$182,900		25.6%	$(21,356)	(12.1)%	$(6,011)	(3.3)%
Service gross margin	55,655	35.6%	39,601	24.0%	36,496		22.7%	16,054	40.5%	3,105	8.5%
Royalty gross margin	68,849	100.0%	87,824	100.0%	99,945		100.0%	(18,975)	(21.6)%	(12,121)	(12.1)%
Gross margin	$280,037	41.1%	$304,314	37.6%	$319,104	*	32.7%	$(24,277)	(8.0)%	$(14,790)	(4.6)%
* Fiscal year ending March 31, 2008 includes $0.2 million of restructuring charges related to cost of revenue.

Fiscal 2010 Compared to Fiscal 2009

The 350 basis point increase in gross margin percentage in fiscal 2010 compared to fiscal 2009 was largely due to a shift in our revenue mix as we emphasized sales of our disk backup systems and software solutions and branded revenues. Gross margin rates were also favorably impacted by cost-saving initiatives implemented in the current and prior years. Revenues from branded products and services in fiscal 2010 comprised 74% of non-royalty revenue compared to 67% of non-royalty revenue in fiscal 2009. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM DXi software revenue provides one of our highest product margins.

Product gross margin

Product gross margin dollars decreased $21.4 million or 12% on a product revenue decrease of 18% in fiscal 2010 compared to fiscal 2009 while our product gross margin percentage improved approximately 230 basis points in fiscal 2010 compared to fiscal 2009. The increased product gross margin percentage was primarily due to the combination of a continued shift in our product revenue mix to higher margin products and improvements in our manufacturing cost structure. The mix shift includes a greater proportion of branded products, including increased branded disk backup systems and software solutions. Although OEM DXi software revenue decreased in fiscal 2010, product revenue from disk backup systems and software solutions increased to 18% of product revenue in fiscal 2010 compared to 16% in fiscal 2009. Cost-cutting measures and manufacturing efficiencies implemented in the current and prior year also contributed to improved product gross margin rates compared to the prior year.

Service gross margin

Service gross margin dollars increased $16.1 million, or approximately 41%, despite a 5% reduction in service revenue in fiscal 2010 compared to the prior year. Additionally, our service gross margin percentage increased to 35.6% in fiscal 2010 from 24.0% in fiscal 2009. These increases were primarily due to cost reductions in our service delivery model and reduced lower-margin OEM repair activities. Efficiencies in our service delivery model that contributed to the increased service gross margin percentage included streamlining processes, consolidating service inventory locations, reducing headcount and decreasing third party external service providers and freight vendors as well as related expenses. In addition, we had decreased lower of cost or market inventory charges related to imminent end of service life dates on certain product families and planned product roadmap transitions compared to the prior year.

Fiscal 2009 Compared to Fiscal 2008

The 490 basis point increase in gross margin percentage in fiscal 2009 compared to fiscal 2008 was largely due to a shift in our revenue mix as we emphasized sales of our disk backup systems and software solutions and branded revenues. Gross margins were also favorably impacted by cost-saving initiatives implemented in the current and prior years. Revenues from branded products and services in fiscal 2009 comprised 67% of non-royalty revenue compared to 62% of non-royalty revenue in fiscal 2008.

Product gross margin

Product gross margin dollars decreased $6.0 million or approximately 3% on a product revenue decrease of 22% in fiscal 2009 compared to fiscal 2008 while our product gross margin percentage improved approximately 620 basis points in fiscal 2009 compared to fiscal 2008. The increased product margin percentage was primarily attributable to a shift in our product revenue mix to higher margin products in addition to an increased percentage of branded product sales. Our disk backup systems and software solutions, which include our OEM DXi software revenue, increased to 16% of product revenue in fiscal 2009 compared to 7% in fiscal 2008. The addition of the OEM DXi software revenue in fiscal 2009 contributed approximately half of the product margin rate increase. In fiscal 2009 we continued to streamline production methods, increase purchasing efficiencies and reduce the number of outsource vendors for our entry-level and midrange product offerings. These actions combined to reduce the cost of product revenue for most all branded and OEM products in fiscal 2009 compared to fiscal 2008.

Service gross margin

Service gross margin dollars increased $3.1 million or approximately 9% and service gross margin increased by approximately 130 basis points compared to fiscal 2008. We increased our service revenues in fiscal 2009 while service costs were approximately the same as fiscal 2008. As noted earlier, service revenues increased in fiscal 2009 due to increased service contract revenues from branded customers.

Looking Forward

In fiscal 2011, we anticipate a modest increase in gross margin rates compared to fiscal 2010 as we continue to shift our revenue mix toward more profitable products and solutions. We believe our planned revenue increases in disk backup systems and software solutions as well as branded tape automation systems will result in an improved revenue mix in fiscal 2011. In addition, we continue to closely manage our manufacturing, service and repair costs.

Research and Development Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of revenue		% of revenue		% of revenue
Research and development	$69,949	10.3%	$70,537	8.7%	$89,563	9.2%	$(588)	(0.8)%	$(19,026)	(21.2)%

Fiscal 2010 Compared to Fiscal 2009

Research and development expenses decreased slightly during fiscal 2010 compared to fiscal 2009 largely due to cost-cutting initiatives and efforts to streamline processes that reduced expenses. These cost reductions were largely offset by increased research and development activities in strategic areas of our business, including the release of several new products. Depreciation expense decreased $1.0 million due to a number of assets supporting our research and development efforts becoming fully depreciated during the past year. Salaries and benefits decreased $0.4 million primarily due to lower headcount compared to the prior year. A $0.3 million decrease in project materials was primarily due to reduced tape automation system development material needs compared to fiscal 2009. These decreases were partially offset by a $1.2 million increase in external service providers expense in support of a number of new products under development in fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008

Research and development expenses decreased during fiscal 2009 compared to fiscal 2008 primarily from reductions in salaries and benefits, external service providers, depreciation, facilities and project materials costs. Salaries and benefits decreased $6.8 million due to cost-savings initiatives which reduced headcount during the fiscal year as well as a six day operational shutdown in North America during the third quarter of fiscal 2009. External service provider costs decreased $4.5 million and project material costs decreased $1.7 million primarily due to completion of DXi7500 development and new projects underway that did not require significant outside resources. Depreciation expense decreased $3.1 million due to a number of assets supporting our research and development efforts becoming fully depreciated during fiscal 2009. Facilities expenses decreased $2.1 million due to reductions in the scope of research and development operations during fiscal 2009.

Sales and Marketing Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of revenue		% of revenue		% of revenue
Sales and marketing	$114,612	16.8%	$141,250	17.5%	$149,367	15.3%	$(26,638)	(18.9)%	$(8,117)	(5.4)%

Fiscal 2010 Compared to Fiscal 2009

Sales and marketing expenses decreased during fiscal 2010 compared to fiscal 2009 due to continued cost-saving initiatives and efforts to continue to align our sales and marketing resources with market conditions and opportunities. Salaries and benefits decreased $13.6 million due to reduced headcount in fiscal 2010. Marketing-related expenses, such as marketing materials and trade shows, decreased $4.7 million, travel expenses decreased $3.1 million and external service providers expense decreased $1.1 million in fiscal 2010 compared to the prior year. In addition, amortization expense decreased $1.5 million during fiscal 2010 compared to fiscal 2009 due to certain intangible assets related to the ADIC acquisition becoming fully amortized during fiscal 2009.

Fiscal 2009 Compared to Fiscal 2008

Sales and marketing expenses decreased during fiscal 2009 compared to fiscal 2008 primarily due to cost-saving initiatives and efforts implemented in the second half of the fiscal year to align our sales and marketing resources with market conditions and opportunities. Travel expenses decreased by $1.7 million, marketing support and tools including promotions decreased by $1.3 million and advertising decreased by $0.9 million due to cost-saving initiatives implemented in response to the recession. Amortization expense decreased by $1.7 million during fiscal 2009 compared to fiscal 2008 due to intangible assets related to the ADIC acquisition becoming fully amortized during fiscal 2009 and 2008. Facilities expense decreased by $1.2 million due to headcount reductions during fiscal 2009 as well as a reduction in the space allocated to sales and marketing efforts.

Looking Forward

In fiscal 2011, we anticipate increased sales and marketing expenses from demand generation activities and sales commissions commensurate with revenue growth.

General and Administrative Expenses

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of revenue		% of revenue		% of revenue
General and administrative	$61,372	9.0%	$76,645	9.5%	$78,789	8.1%	$(15,273)	(19.9)%	$(2,144)	(2.7)%

Fiscal 2010 Compared to Fiscal 2009

The $15.3 million decrease in general and administrative expenses during fiscal 2010 compared to fiscal 2009 was primarily due to decreases of $6.1 million in legal expenses, $3.4 million in salaries and benefits, $1.6 million in external service providers expense and $1.0 million in bad debt expense. Legal expenses decreased primarily due to intellectual property protection efforts in fiscal 2009 that did not reoccur in fiscal 2010 in addition to company-wide cost-savings initiatives. Salaries and benefits decreased in fiscal 2010 compared to fiscal 2009 due to reduced headcount, and external service providers expense decreased as a result of cost-savings initiatives. Bad debt expense decreased due to net recoveries from collection efforts and continued close monitoring of credit worthiness of customers in fiscal 2010.

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

Increased legal expenses related to our activities to protect our intellectual property. See Note 14 “Litigation” to the Consolidated Financial Statements for additional information related to legal actions.

Restructuring Charges

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of revenue		% of revenue		% of revenue
Restructuring charges related to cost
of revenue	$—	—%	$—	—%	$237	—%	$—	—%	$(237)	(100.0)%
Restructuring charges in operating
expenses	4,795	0.7%	6,807	0.8%	9,482	1.0%	(2,012)	(29.6)%	(2,675)	(28.2)%
Total restructuring charges	$4,795	0.7%	$6,807	0.8%	$9,719	1.0%	$(2,012)	(29.6)%	$(2,912)	(30.0)%

Our restructuring actions are steps undertaken to reduce costs in an effort to return to consistent profitability. In fiscal 2010 and 2009, restructuring actions to consolidate operations supporting our business were primarily in response to the global recession. In fiscal 2008, our restructuring actions were primarily the result of partnering with a third party and right-sizing our operations following acquisitions. For additional information and disclosure of restructuring charges refer to Note 9 “Restructuring” to the Consolidated Financial Statements. Until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.

Fiscal 2010 Compared to Fiscal 2009

Restructuring charges decreased in fiscal 2010 compared to fiscal 2009 primarily due to reduced severance activities. We responded to the global recession by decreasing headcount in the second half of fiscal 2009 to realign our cost structure with market opportunities. Although the recession continued to impact our business in fiscal 2010, we were better aligned with market opportunities as a result of these prior year severance actions. This was reflected in $0.6 million in severance costs in fiscal 2010 compared to $8.0 million in fiscal 2009. In addition, we negotiated a settlement for contract termination fees that resulted in a restructuring benefit of $0.6 million for other restructuring activities in fiscal 2010. Partially offsetting these decreases was an increase in facility restructuring charges as a result of $4.8 million in facility restructuring expense for vacating portions of four locations in the U.S. during fiscal 2010 compared to net facility restructuring benefits of $1.2 million in the prior year from negotiating settlements for amounts lower than the outstanding lease contracts.

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

Goodwill Impairment

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of revenue		% of revenue		% of revenue
Goodwill impairment	$—	—%	$339,000	41.9%	$—	—%	($339,000)	(100.0)%	$339,000	n/m

We evaluate goodwill for impairment annually in the fourth quarter of our fiscal year or more frequently when indicators of impairment are present. We had no goodwill impairment in fiscal 2010 or fiscal 2008 compared to a $339.0 million impairment in fiscal 2009. We were not at risk of failing step one of the fiscal 2010 annual goodwill impairment test. The fiscal 2009 impairment evaluation began in the third quarter of fiscal 2009 due to the following impairment indicators:

•	a significant decline in our stock price, bringing market capitalization below book value;
•	a significant adverse change in the business climate;
•	negative current events and changed long-term economic outlook as a result of the financial market collapse that started at the end of the second quarter of fiscal 2009; and
•	our need to test long-lived assets for recoverability under applicable accounting rules.

As a result of the presence of these indicators of impairment, during the third quarter of fiscal 2009, we performed an interim test to determine if our goodwill was impaired and recorded an estimated impairment of $339.0 million. We completed our goodwill impairment evaluation in the fourth quarter of fiscal 2009 and concluded no adjustments were needed to the $339.0 million impairment. The goodwill impairment did not impact our cash or cash equivalents balances, cash flows from operations, liquidity or compliance with debt covenants. For further information, see Note 5 “Goodwill and Intangible Assets” to the Consolidated Financial Statements.

Interest Income and Other, Net

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of revenue		% of revenue		% of revenue
Interest income and other, net	$1,255	0.2%	$41	0.0%	$6,008	0.6%	$1,214	n/m	$(5,967)	(99.3)%

Interest income and other, net includes unrealized and realized foreign exchange gains and losses as well as unrealized gains and losses due to the change in market value of interest rate collars.

Fiscal 2010 Compared to Fiscal 2009

Interest income and other, net increased $1.2 million primarily due to a net decrease in foreign exchange losses due to smaller losses during fiscal 2010 compared to fiscal 2009. The decrease in foreign exchange losses was primarily due to the U.S. dollar weakening against the British pound and the Australian dollar in fiscal 2010 compared to fiscal 2009. Two other items in interest income and other, net mostly offset each other. Investment gains increased $1.0 million due to gains on investments within the deferred compensation plan in fiscal 2010 compared to losses in fiscal 2009. Interest income decreased $0.9 million due to lower market interest rates in fiscal 2010 than in fiscal 2009.

Fiscal 2009 Compared to Fiscal 2008

The $6.0 million decrease in interest income and other, net in fiscal 2009 compared to fiscal 2008 was primarily due to the net impact of four items. We had a $3.8 million net decrease related to foreign exchange gains and losses due to losses during fiscal 2009 compared to gains in fiscal 2008 as a result of the U.S. dollar strengthening during fiscal 2009 and weakening during fiscal 2008. Interest income decreased $3.1 million in fiscal 2009 compared to fiscal 2008 due to lower average balances of interest-earning assets and lower market interest rates. An additional $2.1 million of the decrease relates to a realized gain in the first quarter of fiscal 2008 on the sale of Data Domain shares we sold in its initial public offering in July 2007. These decreases were partially offset by a $3.1 million increase in other income resulting from gains in fiscal 2009 on the change in market value of interest rate collars required by the CS credit agreement compared to losses on these collars in fiscal 2008.

Interest Expense

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of revenue		% of revenue		% of revenue
Interest expense	$25,515	3.7%	$29,261	3.6%	$46,025	4.7%	$(3,746)	(12.8)%	$(16,764)	(36.4)%

Fiscal 2010 Compared to Fiscal 2009

Interest expense decreased in fiscal 2010 compared to fiscal 2009 primarily due to reducing our outstanding term debt balance under the CS credit agreement by $61.9 million. In addition we refinanced $137.9 million of our outstanding convertible subordinated notes with $121.7 million in term loans, reducing our debt liability an additional $16.2 million in fiscal 2010. Partially offsetting this decrease was higher interest expense related to this refinancing because the replacement term debt carries a higher fixed interest rate. As a result, our weighted average interest rate increased approximately 100 basis points in fiscal 2010 compared to fiscal 2009.

In addition to the items noted above, interest expense includes the amortization of debt issuance costs for debt facilities and also included prepayment fees in fiscal 2009. For further information, refer to Note 7 “Convertible Subordinated Debt and Long-Term Debt” and Note 8 “Derivatives” to the Consolidated Financial Statements.

Fiscal 2009 Compared to Fiscal 2008

Interest expense decreased in fiscal 2009 compared to fiscal 2008 primarily due to a reduction of our outstanding term debt balance. Decreased interest rates also contributed to lower interest expense in fiscal 2009. Interest rate decreases were attributable to market interest rate decreases on the LIBOR rate along with refinancing our debt at more favorable terms in July 2007. Our weighted average interest rate decreased to 5.91% for fiscal 2009, inclusive of our interest rate collars that fix the interest rate in a specified range for a portion of the term debt. This compares to a weighted average interest rate of 7.77% for fiscal 2008.

Gain (Loss) on Debt Extinguishment, Net

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of revenue		% of revenue		% of revenue
Gain (loss) on debt
extinguishment, net	$12,859	1.9%	$—	—%	$(12,602)	1.3%	$12,859	n/m	$12,602	(100.0)%

During fiscal 2010, we refinanced $137.9 million aggregate principal amount of our convertible subordinated debt, consisting of $87.2 million through a tender offer and $50.7 million in a private transaction. In connection with these transactions, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of the gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to the refinanced notes.

During fiscal 2008, we recorded a $12.6 million loss due to retiring a prior debt facility. The costs to retire this prior debt facility included $8.1 million of unamortized debt costs related to the prior debt facility and $4.5 million in prepayment fees.

Income Taxes

	For the year ended March 31,						Change
(dollars in thousands)	2010		2009		2008		2010 vs. 2009		2009 vs. 2008
		% of pre-tax income		% of pre-tax loss		% of pre-tax loss
Income tax provision (benefit)	$1,274	7.1%	$(881)	0.2%	$(482)	0.8%	$2,155	n/m	$(399)	(82.8)%

We recorded income tax expense of $1.3 million in fiscal 2010 compared to tax benefits of $0.9 million in fiscal 2009 and $0.5 million in fiscal 2008. Tax expense in fiscal 2010 was primarily comprised of foreign income taxes and state taxes. The tax benefit for fiscal 2009 was from the release of $3.4 million in tax liabilities due to a favorable settlement and expiration of their respective statutes of limitation partially offset by foreign income taxes and state taxes of $2.5 million. The tax benefit for fiscal 2008 was from the release of $2.3 million in tax liabilities due to a favorable settlement and expiration of their respective statutes of limitation partially offset by foreign income taxes and state taxes of $1.8 million.

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor Corporation (“Maxtor”), we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under the Tax Sharing Agreement was limited to $8.8 million. As of March 31, 2010, $6.0 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under the Tax Sharing Agreement.

Amortization of Intangible Assets

The following table details intangible asset amortization expense by classification within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Cost of revenue	$22,069	$24,668	$30,825	$(2,599)	$(6,157)
Research and development	400	400	1,032	—	(632)
Sales and marketing	13,575	15,035	16,754	(1,460)	(1,719)
General and administrative	100	100	100	—	—
	$36,144	$40,203	$48,711	$(4,059)	$(8,508)

 The decreased intangible asset amortization in fiscal 2010 compared to fiscal 2009 and in fiscal 2009 compared to fiscal 2008 was primarily due to purchased technology intangible assets related to the ADIC acquisition becoming fully amortized during fiscal 2009 and 2008.

Intangible assets are amortized over their estimated useful lives, which range from one to eight years. Amortizable intangible and other long-lived assets are reviewed for impairment whenever events or circumstances indicate impairment might exist. Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether any impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. We had no amortizable intangible asset or long-lived asset impairments in fiscal 2010, 2009 or 2008. Refer to Note 5 “Goodwill and Intangible Assets” to the Consolidated Financial Statements for further information regarding our amortizable intangible assets.

Share-Based Compensation

The following table summarizes share-based compensation within our Consolidated Statements of Operations (in thousands):

	For the year ended March 31,			Change
	2010	2009	2008	2010 to 2009	2009 to 2008
Cost of revenue	$1,366	$1,419	$1,929	$(53)	$(510)
Research and development	2,373	2,722	3,778	(349)	(1,056)
Sales and marketing	2,581	2,695	3,269	(114)	(574)
General and administrative	3,469	3,756	5,022	(287)	(1,266)
	$9,789	$10,592	$13,998	$(803)	$(3,406)

The decrease in share-based compensation was due to cancellation of rights to purchase shares under our employee stock purchase plan (“ESPP”) for three six-month cycles as well as the type of share-based grants in fiscal 2010 compared to fiscal 2009. Share-based compensation related to the ESPP was $0.4 million lower in fiscal 2010 than in fiscal 2009 due to the timing of the cancellation and reinstatement of the ESPP relative to our fiscal year. We granted significantly more options than restricted stock units in fiscal 2010 compared to more restricted stock units granted than options in fiscal 2009. In general, a single option had lower share-based compensation expense than a single restricted stock unit in each of fiscal 2010, 2009 and 2008. In addition, more restricted stock vested in fiscal 2010, especially grants to our research and development employees, than was replaced by new restricted stock unit grants. This also contributed to decreased share-based compensation expense.

The decrease in share-based compensation in fiscal 2009 compared to fiscal 2008 was primarily due to a decrease in options granted year over year. In addition, our Board of Directors cancelled rights to purchase shares under our employee stock purchase plan in the fourth quarter of fiscal 2009. During fiscal 2008, there were modifications to the vesting and exercise periods of stock awards held by certain employees that were not repeated in fiscal 2009, decreasing general and administrative share-based compensation expense in fiscal 2009.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 “Financial Statement Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

	As of or for the year ended March 31,
(In thousands)	2010	2009	2008
Cash and cash equivalents	$114,947	$85,532	$92,150
Net income (loss)	$16,634	$(358,264)	$(60,234)
Net cash provided by operating activities	$100,164	$89,100	$24,182
Net cash provided by (used in) investing activities	$(8,541)	$(4,680)	$21,158
Net cash used in financing activities	$(62,398)	$(90,041)	$(13,531)

Fiscal 2010

The $83.5 million difference between reported net income and cash provided by operating activities in fiscal 2010 was primarily due to $71.8 million of non-cash expenses comprised of $38.5 million in amortization, $12.1 million in depreciation, $11.4 million in service parts lower of cost or market adjustment and $9.8 million in share-based compensation. These non-cash expenses were partially offset by a $15.6 million non-cash gain on debt extinguishment. Cash provided by operating activities was also due to an $11.5 million increase in accounts payable from the timing of payments and from increased purchases at the end of the fourth quarter of fiscal 2010. In addition, we had a $9.5 million increase in deferred revenue primarily from prepaid license fees under an OEM agreement.

Cash used in investing activities during fiscal 2010 was primarily due to $8.6 million in purchases of property and equipment. Equipment purchases were comprised of engineering, IT and marketing equipment to support product development initiatives. We also upgraded a data center and invested in leasehold improvements in another facility in fiscal 2010.

Cash used in financing activities during fiscal 2010 was primarily due to repaying $61.9 million of the CS credit agreement term debt. We refinanced a majority of our convertible subordinated debt during the first half of fiscal 2010, and repayments of these notes were mostly offset by borrowings of long-term debt, net, under two loan agreements with EMC International Company. For additional information regarding this refinancing, see Note 7 “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements.

Fiscal 2009

The $447.4 million difference between reported net loss and cash provided by operating activities in fiscal 2009 was primarily due to $427.7 million of non-cash items including a $339.0 million goodwill impairment charge, $42.3 million of amortization, $20.7 million of service parts lower of cost or market adjustment, $15.5 million of depreciation and $10.6 million of share-based compensation. Cash provided by operations during the fiscal year was primarily due to a decrease in accounts receivable and an increase in deferred revenue, largely offset by the uses of cash in operations from decreased accounts payable. The $75.1 million decrease in accounts receivable was primarily due to lower sales and strong collections during fiscal 2009. The $11.5 million increase in deferred revenue was related to increased sales of service contracts. The $52.7 million decrease in accounts payable was largely due to lower expenditures for inventories and other operating costs.

Cash used in investing activities during fiscal 2009 reflects $5.4 million in purchases of property and equipment, partially offset by a $1.0 million return of principal from our private technology venture limited partnership investments. Equipment purchases were primarily the result of maintaining our day to day business operations infrastructure and included voice communication system upgrades, hardware and software to equip our consolidated data center and leasehold improvements. We also purchased development equipment to support disk product releases during the fiscal year.

Cash used in financing activities during fiscal 2009 was primarily related to $92.0 million of principal payments on our term loan under the CS credit agreement.

Fiscal 2008

The difference between reported net loss and cash provided by operating activities was primarily due to non-cash items such as amortization, depreciation, service parts lower of cost or market adjustment, share-based compensation and loss on debt extinguishment. The cash used to fund operations during the period was primarily due to an increase in accounts receivable and a decrease in accrued warranty. This was partially offset by increases in deferred revenue and accounts payable, net of the sale of a subsidiary. Accounts receivable increased primarily due to slower collections in fiscal 2008 after particularly strong collections during the fourth quarter of fiscal 2007. Accrued warranty decreased primarily due to decreases in our installed base of products under warranty in addition to improved quality and lower failure rates on certain products. Increases in deferred revenue are primarily related to increased sales of service contracts. Accounts payable increased primarily due to the timing of payments to our vendors.

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

Cash used in financing activities during fiscal 2008 was primarily related to repayment of our August 2006 credit facility in addition to principal payments on both the August 2006 credit facility and the CS credit agreement. The repayment of the August 2006 credit facility was largely offset by borrowings on the CS credit agreement net of loan fees. Additionally, we received $18.4 million in net proceeds from the issuance of common stock related to employee stock incentive and stock purchase plans.

Capital Resources and Financial Condition

We have made progress in reducing operating costs, and continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing to improve margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. In addition, we may explore refinancing opportunities that reduce interest expense on our debt or provide other favorable terms. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to maintain revenue and gross margin and to continue to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary repayment terms including interest rates. For additional information, see Note 7 “Convertible Subordinated Debt and Long-Term Debt” to the Consolidated Financial Statements.

Under the CS credit agreement, we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. As of March 31, 2010, we have letters of credit totaling $1.4 million reducing the amounts available to borrow on this revolver to $48.6 million. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

Our outstanding term debt under the CS credit agreement was $186.1 million at March 31, 2010. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 3.79% at March 31, 2010. We are required to make quarterly interest and principal payments on the term loan. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount in certain circumstances. The annual calculations of excess cash flow have not required additional payments. There is a blanket lien on all of our assets under the CS credit agreement in addition to certain financial and reporting covenants. As of March 31, 2010, we were in compliance with all debt covenants.

We have $121.7 million in term loans under two credit agreements with EMC International Company (“EMC credit agreements”), of which $21.7 million matures on December 31, 2011 and $100.0 million matures on September 30, 2014. These loans have similar terms, including a 12.0% fixed interest rate. We are required to make quarterly interest payments on these loans.

We also have $22.1 million aggregate principal amount of convertible subordinated notes that carry a 4.375% interest rate which is payable semi-annually. The notes mature on August 1, 2010 and we intend to redeem the notes with cash at maturity.

Generation of positive cash flow from operating activities has historically been and will continue to be an important source of our cash to fund operating needs and meet our current and long-term obligations. In addition, we believe generation of positive cash flow from operating activities will provide us with improved financing capacity. We have taken many actions to offset the negative impact of the recent economic downturn and continued competition within the backup, archive and recovery market. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

(i)	Restrictions on our ability to manage or fund our existing operations, which could result in a material and adverse effect on our future results of operations and financial condition.

(ii)	Unwillingness on the part of the group lenders that provide our CS credit agreement to do any of the following:

•	Provide a waiver or amendment for any covenant violations we may experience in future periods, thereby triggering a default under, or termination of, the revolving credit line and term loan, or
•	Approve any other amendments to the CS credit agreement we may seek to obtain in the future.

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and CS term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In addition, the EMC credit agreements contain cross-default provisions. In the case of our borrowings at March 31, 2010, this would mean $307.8 million could become immediately payable.

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

Off Balance Sheet Arrangements

Lease Commitments

We lease certain facilities under non-cancelable lease agreements. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. We also have equipment leases for computers and other office equipment. Future minimum lease payments under these operating leases are shown below in the “Contractual Obligations” section.

Commitments for Additional Investments

As of March 31, 2010, we had commitments to provide an additional $1.1 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. If the limited partnership venture capital funds make a capital call, we will invest funds as required until our remaining commitments are satisfied.

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2010, we had issued non-cancelable purchase commitments for $40.3 million to purchase finished goods from our contract manufacturers.

Stock Repurchases

As of March 31, 2010, there was approximately $87.9 million remaining under our authorization to repurchase Quantum common stock. No stock repurchases were made during the fiscal years ended March 31, 2010, 2009 and 2008. Our ability to repurchase common stock is restricted under the terms of our CS credit agreement.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2010 (in thousands):

	Payments Due by Period
	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Convertible subordinated debt	$22,422	$—	$—	$—	$22,422
Long-term debt, including current portion	23,542	65,303	307,142	—	395,987
Purchase obligations	40,303	—	—	—	40,303
Operating leases	14,214	18,258	9,715	21,159	63,346
Total contractual cash obligations	$100,481	$83,561	$316,857	$21,159	$522,058

The contractual commitments shown above include $88.5 million in interest payments on our various debt obligations based on interest rates as of March 31, 2010. Due to the nature of our agreements, the interest rate can vary over the terms of certain loans.

As of March 31, 2010, we had $5.9 million of long-term tax liabilities for uncertain tax positions, for which we cannot make a reasonably reliable estimate of the amount and period of payment.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Our significant accounting policies are presented within Note 2 to the Consolidated Financial Statements. Our critical accounting estimates require the most difficult, subjective or complex judgments and are described below. An accounting estimate is considered critical if it requires estimates about the effect of matters that are inherently uncertain when the estimate is made, if different estimates reasonably could have been used or if changes in the estimate that are reasonably possible could materially impact the financial statements. We have discussed the development, selection and disclosure of our critical accounting policies with the Audit Committee of our Board of Directors. We believe the assumptions and estimates used and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Application of the various accounting principles related to measurement and recognition of revenue requires us to make judgments and estimates in the following related areas: determining fair value in arrangements with multiple deliverables, the amount of revenue allocated to undelivered elements in software arrangements using vendor-specific objective evidence (“VSOE”), the interpretation of non-standard terms and conditions in sales agreements, assessments of future price adjustments, such as rebates, price protection and future product returns and estimates for contractual licensee fees.

When we enter into sales arrangements with customers that contain multiple deliverables such as hardware, software and services, these arrangements require us to determine fair value of the undelivered elements. Additionally, we sometimes use judgment in determining whether any undelivered elements are essential to the functionality of the delivered elements in order to determine the appropriate timing of revenue recognition. If fair value does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

For any undelivered elements in multiple element software arrangements we determine fair value based on VSOE, which consists of the prices charged when these services are sold separately or, for new software products, the price established by management. If VSOE does not exist for undelivered elements, then revenue for the entire arrangement is deferred until all elements have been delivered.

While the majority of our sales arrangements contain standard terms and conditions, we sometimes apply judgment when interpreting complex arrangements with non-standard terms and conditions to determine the appropriate accounting. An example of such a judgment is deferring revenue related to significant post-delivery obligations and customer acceptance criteria until such obligations are fulfilled.

We record reductions to revenue for estimated future price adjustments, such as rebates, price protection and future product returns. These allowances are based on programs in existence at the time revenue is recognized, plans regarding future price adjustments, the customers’ master agreements and historical product return rates. We have historically been able to reliably estimate the amount of allowances required and recognize revenue, net of these projected allowances, upon shipment to our customers. If allowances cannot be reliably estimated in any specific reporting period, revenue would be deferred until the rights have lapsed and we are no longer under obligation to reduce the price or accept the return of the product.

We license certain software to customers under licensing agreements that allow those customers to embed the software into specific products they offer. As consideration, licensees pay us a fee based on the amount of sales of their products that incorporate our software. On a periodic and timely basis, the licensees provide us with reports listing their sales to end users for which they owe us license fees. Similarly, royalty revenue is estimated from licensee reports of units sold to end users subject to royalties under master contracts. In both cases, these reports are used to substantiate delivery and we recognize revenue based on the information in these reports or when amounts can be reasonably estimated.

Inventory Allowances

Our manufacturing and service parts inventories are stated at the lower of cost or market, with cost computed on a first-in, first-out (“FIFO”) basis. Adjustments to reduce the carrying value of both manufacturing and service parts inventories to their net realizable value are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include significant estimates and judgments about the future of product life cycles, product demand, rapid technological changes, development plans, product pricing, physical deterioration, quality issues, end of service life plans and volume of enhanced or extended warranty service contracts.

Impairment of Long-lived Assets and Goodwill

We apply judgment when reviewing amortizable intangible and other long-lived assets (“long-lived assets”) and goodwill for impairment. We apply judgment when evaluating potential impairment indicators. Indicators we consider include adverse changes in the business climate that could affect the value of our long-lived assets or goodwill, changes in our stock price and resulting market capitalization relative to book value, changed long-term economic outlook including downward revisions in our revenue projections, negative current events, decreases or slower than expected growth in sales of products and relative weakness in customer channels.

When an impairment indicator exists, we then evaluate long-lived assets or goodwill or both for impairment as appropriate. Because we operate as a single reporting unit, we consider the company as a whole when evaluating both our long-lived assets and goodwill for impairment. If our business operations were to change and revenue streams related to long-lived assets or to goodwill were to become identifiable at a lower level, we would apply significant judgment to determine the appropriate grouping of these assets for impairment testing.

We use an undiscounted cash flow approach to evaluate our long-lived assets for recoverability when there are impairment indicators. Estimates of future cash flows require significant judgments about the future and include company forecasts and our expectations of future use of our long-lived assets, both of which may be impacted by market conditions. Other critical estimates include determining the asset group or groups within our long-lived assets, the primary asset of an asset group and the primary asset’s useful life.

For our annual goodwill impairment testing, or if a goodwill impairment indicator exists in an interim period, we compare the fair value of the company to its carrying value. Because we have significant debt, we may also compare the carrying value to business enterprise value. Estimates to determine the fair value and the business enterprise value of the company require significant judgment. If the results indicate our fair value is less than our carrying value then a second step must be performed to quantify the amount of goodwill impairment.

If a step two test is required, a number of assumptions are used, whether an income or other reasonable approach is applied. Additional estimates and judgments are required in the step two test to allocate the fair value of the company to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of our goodwill. Such assumptions require judgment and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts, if any.

The following types of assumptions and estimates may be used by management when the income approach is used in a goodwill impairment test. We derive discounted cash flows using estimates and assumptions about the future. Other significant assumptions may include: expected future revenue growth rates, operating profit margins, working capital levels, asset lives used to generate future cash flows, a discount rate, a terminal value multiple, income tax rates and utilization of net operating loss tax carryforwards. These assumptions are developed using current market conditions as well as internal projections. The discount rate considers market conditions and other relevant factors as well as the rate of return an outside investor would expect to earn. In step two, a hypothetical sale transaction may be assumed to be taxable or nontaxable based on the current tax situation of the company and other relevant market conditions. We perform a sensitivity analysis regarding the reasonableness of the concluded fair value of equity of the reporting unit by reviewing the concluded per share stock price and implied control premium.

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

Accrued Warranty

We estimate future product failure rates based upon historical product failure trends as well as anticipated future failure rates if believed to be significantly different from historical trends. Similarly, we estimate future costs of repair based upon historical trends and anticipated future costs if they are expected to significantly differ, for example due to negotiated agreements with third parties. We use a consistent model and exercise considerable judgment in determining the underlying estimates. Our model requires an element of subjectivity for all of our products. For example, historical return rates are not completely indicative of future return rates and we must therefore exercise judgment with respect to future deviations from our historical return rates. When actual failure rates differ significantly from our estimates, we record the impact of these unforeseen costs or cost reductions in subsequent periods and update our assumptions and forecasting models accordingly. As our newer products mature, we are able to improve our estimates with respect to these products.

Income Taxes

Deferred tax assets and liabilities are recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. A number of estimates and judgments are necessary to determine deferred tax assets, deferred tax liabilities and valuation allowances.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The calculation of our tax liabilities requires judgment related to uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.

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

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents. In addition, changes in interest rates affect interest expense on our borrowings under the CS credit agreement and affected interest expense if interest rates were not within the floor and cap on our interest rate collars. Our outstanding convertible subordinated notes and our term loans under the EMC credit agreements have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings.

Our cash equivalents consisted solely of money market funds at March 31, 2010 and 2009. During fiscal 2010, interest rates on these funds were under 1.0% and we earned approximately $0.2 million in interest income. A hypothetical decrease in interest rates would cause an immaterial decrease in interest income for fiscal 2010. A hypothetical 100 basis point decrease in interest rates would have resulted in an approximately $0.4 million decrease in interest income in fiscal 2009.

Interest accrues on our CS credit agreement term loan at our option, based on either a prime rate plus a margin of 2.5% or a three month LIBOR rate plus a margin of 3.5%. Under the terms of our CS credit agreement, we were required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009. We had two interest rate collars during fiscal 2009 and one during fiscal 2010 to meet this requirement. We had an interest rate collar that fixed the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% through December 31, 2008. We had another interest rate collar that fixed the interest rate on $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 31, 2008 and fixed the interest rate on $100.0 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 31, 2009.

During fiscal 2010, we did not draw from our revolving line of credit under the CS credit agreement. We drew and repaid $31.0 million from our revolving credit facility during fiscal 2009. The following table shows the total impact to interest expense from a hypothetical 100 basis point increase and decrease in interest rates (in thousands):

	Hypothetical 100 basis point increase in interest rates		Hypothetical 100 basis point decrease in interest rates
	2010	2009	2010	2009
Interest expense increase (decrease) on CS term debt	$1,948	$2,196	$(1,948)	$(2,196)
Interest expense increase (decrease) from collars	(774)	(893)	450	950
Interest expense increase (decrease) on line of credit	—	44	—	(44)
Net interest expense increase (decrease)	$1,174	$1,347	$(1,498)	$(1,290)

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation of the U.S. dollar would have resulted in a $2.3 million decrease in income before income taxes in fiscal 2010 and $1.2 million increase in loss before income taxes in fiscal 2009. Conversely, a 10% depreciation of the U.S. dollar would have resulted in an approximately $2.3 million increase in income before income taxes in fiscal 2010 and an approximately $1.2 million decrease in loss before income taxes in fiscal 2009. Such a change would have resulted from applying a different exchange rate to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Quantum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of Quantum Corporation and its subsidiaries at March 31, 2010 and March 31 2009, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended March 31, 2010 and March 31, 2009 listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
June 11, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quantum Corporation

We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows of Quantum Corporation for the year ended March 31, 2008. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Quantum Corporation for the year ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California
June 11, 2008

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	For the year ended March 31,
	2010	2009	2008
Product revenue	$456,101	$556,484	$714,837
Service revenue	156,477	164,664	160,920
Royalty revenue	68,849	87,824	99,945
Total revenue	681,427	808,972	975,702
Product cost of revenue	300,568	379,595	531,937
Service cost of revenue	100,822	125,063	124,424
Restructuring charges related to cost of revenue	—	—	237
Total cost of revenue	401,390	504,658	656,598
Gross margin	280,037	304,314	319,104
Operating expenses:
Research and development	69,949	70,537	89,563
Sales and marketing	114,612	141,250	149,367
General and administrative	61,372	76,645	78,789
Restructuring charges	4,795	6,807	9,482
Goodwill impairment	—	339,000	—
	250,728	634,239	327,201
Income (loss) from operations	29,309	(329,925)	(8,097)
Interest income and other, net	1,255	41	6,008
Interest expense	(25,515)	(29,261)	(46,025)
Gain (loss) on debt extinguishment, net of costs	12,859	—	(12,602)
Income (loss) before income taxes	17,908	(359,145)	(60,716)
Income tax provision (benefit)	1,274	(881)	(482)
Net income (loss)	$16,634	$(358,264)	$(60,234)
Net income (loss) per share:
Basic	$0.08	$(1.71)	$(0.30)
Diluted	0.02	(1.71)	(0.30)
Income (loss) for purposes of computing net income (loss) per share:
Basic	$16,634	$(358,264)	$(60,234)
Diluted	5,024	(358,264)	(60,234)
Weighted average common and common equivalent shares:
Basic	212,672	209,041	202,432
Diluted	223,761	209,041	202,432

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2010	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$114,947	$85,532
Restricted cash	1,896	1,773
Accounts receivable, net of allowance for doubtful accounts of $798 and $1,999, respectively	103,397	107,851
Manufacturing inventories, net	54,080	61,237
Service parts inventories, net	53,217	63,029
Deferred income taxes	7,907	9,935
Other current assets	14,500	24,745
Total current assets	349,944	354,102
Long-term assets:
Property and equipment, less accumulated depreciation	24,528	28,553
Intangible assets, less accumulated amortization	73,092	109,236
Goodwill	46,770	46,770
Other long-term assets	9,809	10,708
Total long-term assets	154,199	195,267
	$504,143	$549,369

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$56,688	$45,182
Accrued warranty	5,884	11,152
Deferred revenue, current	94,921	84,079
Current portion of long-term debt	1,884	4,000
Current portion of convertible subordinated debt	22,099	—
Accrued restructuring charges	3,795	4,681
Accrued compensation	31,237	27,334
Income taxes payable	2,594	4,752
Other accrued liabilities	23,555	34,550
Total current liabilities	242,657	215,730
Long-term liabilities:
Deferred revenue, long-term	30,724	32,082
Deferred income taxes	8,676	11,190
Long-term debt	305,899	244,000
Convertible subordinated debt	—	160,000
Other long-term liabilities	7,444	6,326
Total long-term liabilities	352,743	453,598
Commitments and contingencies
Stockholders’ deficit:
Preferred stock:
Preferred stock, 20,000 shares authorized; no shares issued as of March 31, 2010 and
March 31, 2009	—	—
Common stock:
Common stock, $0.01 par value; 1,000,000 shares authorized; 214,946 and 210,231
shares issued and outstanding as of March 31, 2010 and 2009, respectively	2,149	2,102
Capital in excess of par value	361,374	349,850
Accumulated deficit	(461,129)	(477,763)
Accumulated other comprehensive income	6,349	5,852
Stockholders’ deficit	(91,257)	(119,959)
	$504,143	$549,369

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$16,634	$(358,264)	$(60,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,098	15,452	25,184
Amortization	38,461	42,291	50,516
Service parts lower of cost or market adjustment	11,424	20,691	16,106
(Gain) loss on debt extinguishment	(15,613)	—	8,091
Goodwill impairment	—	339,000	—
Deferred income taxes	(466)	(352)	(181)
Share-based compensation	9,789	10,592	13,998
Realized gain on sale of investment	—	—	(2,122)
Fixed assets written off in restructuring	—	—	568
Changes in assets and liabilities, net of effects of acquisition and sale of subsidiary:
Accounts receivable, net	4,454	75,132	(31,655)
Manufacturing inventories, net	2,328	6,591	(4,169)
Service parts inventories, net	3,217	1,658	1,238
Accounts payable	11,495	(52,692)	13,661
Accrued warranty	(5,268)	(8,710)	(10,823)
Deferred revenue	9,484	11,515	18,571
Accrued restructuring charges	(917)	968	(9,114)
Accrued compensation	3,824	(4,335)	(82)
Income taxes payable	(2,239)	1,794	(439)
Other assets and liabilities	1,459	(12,231)	(4,932)
Net cash provided by operating activities	100,164	89,100	24,182
Cash flows from investing activities:
Purchases of marketable securities	—	—	(65,000)
Proceeds from sale of marketable securities	—	—	100,000
Purchases of property and equipment	(8,595)	(5,423)	(21,110)
Increase in restricted cash	(112)	(295)	(349)
Return of principal from other investments	166	1,038	—
Proceeds from sale of investment	—	—	5,441
Net proceeds from sale of subsidiary, net of cash sold	—	—	2,176
Net cash provided by (used in) investing activities	(8,541)	(4,680)	21,158
Cash flows from financing activities:
Borrowings of long-term debt, net	120,042	—	441,953
Repayments of long-term debt	(61,934)	(92,000)	(472,500)
Repayments of convertible subordinated debt	(122,288)	—	—
Payment of taxes due upon vesting of restricted stock	(1,069)	(779)	(1,343)
Proceeds from issuance of common stock	2,851	2,738	18,359
Net cash used in financing activities	(62,398)	(90,041)	(13,531)
Effect of exchange rate changes on cash and cash equivalents	190	(997)	1,497
Net increase (decrease) in cash and cash equivalents	29,415	(6,618)	33,306
Cash and cash equivalents at beginning of period	85,532	92,150	58,844
Cash and cash equivalents at end of period	$114,947	$85,532	$92,150
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$24,781	$26,606	$46,323
Income taxes, net of refunds	$1,856	$(926)	$(4,273)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances as of March 31, 2007	197,817	$1,978	$306,409	$(60,472)	$6,526	$254,441
Comprehensive loss:
Net loss	—	—	—	(60,234)	—	(60,234)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	1,576	1,576
Comprehensive loss						(58,658)
Impact of adoption of tax contingency
accounting standard	—	—	—	1,207	—	1,207
Shares issued under employee stock purchase
plan	2,615	26	5,409	—	—	5,435
Shares issued under employee stock incentive
plans, net	6,495	65	11,516	—	—	11,581
Share-based compensation expense	—	—	13,998	—	—	13,998
Balances as of March 31, 2008	206,927	2,069	337,332	(119,499)	8,102	228,004
Comprehensive loss:
Net loss	—	—	—	(358,264)	—	(358,264)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(2,850)	(2,850)
Net unrealized gain on revaluation of long-term
intercompany balance, net of tax of $160	—	—	—	—	600	600
Comprehensive loss						(360,514)
Shares issued under employee stock purchase
plan	1,938	19	2,633	—	—	2,652
Shares issued under employee stock incentive
plans, net	1,366	14	(707)	—	—	(693)
Share-based compensation expense	—	—	10,592	—	—	10,592
Balances as of March 31, 2009	210,231	2,102	349,850	(477,763)	5,852	(119,959)
Comprehensive income:
Net income	—	—	—	16,634	—	16,634
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	459	459
Net unrealized gain on revaluation of long-term
intercompany balance, net of tax of $10	—	—	—	—	38	38
Comprehensive income						17,131
Shares issued under employee stock incentive
plans, net	4,715	47	1,735	—	—	1,782
Share-based compensation expense	—	—	9,789	—	—	9,789
Balances as of March 31, 2010	214,946	$2,149	$361,374	$(461,129)	$6,349	$(91,257)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation, and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to meet customers’ evolving data protection needs. Our stock is traded on the New York Stock Exchange.

Note 2: Financial Statement Presentation and Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying Consolidated Financial Statements include the accounts of Quantum and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Loss on debt extinguishment has been separated from interest expense in prior year periods to conform to current period presentation in the Consolidated Statements of Operations. Restricted cash has been separated from cash and cash equivalents in the prior periods to conform to current period presentation in the Consolidated Balance Sheets. Prior period impacts of foreign exchange rate changes on cash and cash equivalents and changes in restricted cash have been reclassified to conform to current period presentation in the Consolidated Statements of Cash Flows. These reclassifications had no impact on income (loss) from operations, net income (loss) or total assets. The impact to cash provided by operating activities was not significant.

Use of Estimates

The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. We base estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. Our reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Revenue Recognition

Revenue consists of sales of hardware, software and services, as well as royalties we earn for the license of certain intellectual property. Revenue is recognized from the sale of products and services when it is realized or realizable and earned. Revenue is considered realized and earned when: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and when collectibility is reasonably assured. Royalty revenue is recognized when earned or amounts can be reasonably estimated.

Product Revenue — Hardware

Revenue for hardware products sold to distributors, VARs, OEMs and end users is generally recognized upon shipment. When significant post-delivery obligations exist, the related revenue is deferred until such obligations are fulfilled. If there are customer acceptance criteria in the contract, we recognize revenue upon end user acceptance, which typically occurs after delivery and installation are completed.

In the period revenue is recognized, allowances are provided for estimated future price adjustments, such as rebates, price protection and future product returns. These allowances are based on programs in existence at the time revenue is recognized, plans regarding future price adjustments, the customers’ master agreements and historical product return rates. Since we have historically been able to reliably estimate the amount of allowances required, we recognize revenue, net of projected allowances, upon shipment to our customers. If we were unable to reliably estimate the amount of revenue adjustments in any specific reporting period, then we would be required to defer recognition of the revenue until the rights had lapsed and we were no longer under any obligation to reduce the price or accept the return of the product.

Product Revenue — Software

Software revenue is generally recognized upon shipment or electronic delivery and when vendor-specific objective evidence (“VSOE”) of fair value for the undelivered elements exists. For arrangements with multiple elements, the residual method is used to determine the amount of product revenue to be recognized. Under the residual method, the VSOE of fair value for the undelivered elements is deferred and the remaining portion of the arrangement is recognized as product revenue, assuming all other revenue recognition criteria of appropriate revenue guidance have been met. Revenue from post-contract customer support agreements, which entitle customers to both telephone support and any unspecified upgrades and enhancements during the term of the agreement, is recognized ratably over the term of the support agreement.

We license certain software to customers under licensing agreements that allow those customers to embed this software into specific products they offer. As consideration, licensees pay us a fee based on the amount of sales of their products that incorporate our software. On a periodic and timely basis, the licensees provide us with reports listing their sales to end users for which they owe us license fees. As the reports substantiate delivery has occurred, we recognize revenue based on the information in these reports or when amounts can be reasonably estimated.

Service Revenue

Revenue for service is generally recognized upon services being rendered. Service revenue consists of customer field support agreements for our hardware products, installation and professional services and out-of-warranty repairs. For customer field support agreements, revenue equal to the separately stated price of these service contracts for our hardware products is initially deferred and recognized as revenue ratably over the contract period. Installation and professional services are not considered essential to the functionality of our products as these services do not alter the product capabilities and do not require specialized skills and may be performed by our customers or other vendors. Installation and professional services are recognized upon completion. Out-of-warranty repair revenue is recognized upon completion of the repair.

Royalty Revenue

We license certain intellectual property to third party manufacturers under arrangements that are represented by master contracts. The master contracts give the third party manufacturers rights to the intellectual property which include allowing them to either manufacture or include the intellectual property in products for resale. As consideration, the licensees pay us a per-unit royalty for sales of their products that incorporate our intellectual property. On a periodic and timely basis, the licensees provide us with reports listing units sold to end users subject to the royalties. As the reports substantiate delivery has occurred, we recognize revenue based on the information in these reports or when amounts can be reasonably estimated.

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

Shipping and Handling Fees

Shipping and handling fees are included in cost of revenue and were $26.1 million, $36.3 million and $42.6 million in fiscal 2010, 2009 and 2008, respectively.

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

Advertising Expense

We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2010, 2009 and 2008 was $3.9 million, $3.2 million and $4.1 million, respectively.

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

Share-Based Compensation

We account for share-based compensation using the Black-Scholes option pricing model to estimate the fair value of share-based awards at the date of grant. The Black-Scholes model requires the use of highly subjective assumptions, including expected life, expected volatility and expected risk-free rate of return. Other reasonable assumptions could provide differing results. We calculate a forfeiture rate to estimate the share-based awards that will ultimately vest based on types of awards and historical experience. Additionally, for awards which are performance based, we make estimates as to the probability of the underlying performance being achieved.

Foreign Currency Translation and Transactions

Assets, liabilities and operations of foreign offices and subsidiaries are recorded based on the functional currency of the entity. For a majority of our material foreign operations, the functional currency is the U.S. dollar. The assets and liabilities of foreign offices with a local functional currency are translated, for consolidation purposes, at current exchange rates from the local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of other comprehensive income within stockholders’ equity (deficit). Assets and liabilities denominated in other than the functional currency are remeasured each month with the remeasurement gain or loss recorded in interest income and other, net in the Consolidated Statements of Operations. Foreign exchange gains and losses from changes in the exchange rates underlying intercompany balances that are of a long-term investment nature are reported in accumulated other comprehensive income in our Consolidated Balance Sheets. Foreign currency gains and losses recorded in interest income and other, net were a $0.6 million loss in fiscal 2010, a $2.1 million loss in fiscal 2009 and a $1.8 million gain in fiscal 2008.

Income Taxes

We recognize deferred tax assets and liabilities due to the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The calculation of our tax liabilities requires judgment related to uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional tax charge to the provision.

We recognize interest and penalties related to uncertain tax positions in income tax provision (benefit) in the Consolidated Statements of Operations. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

Cash Equivalents, Restricted Cash and Other Investments

We consider all highly liquid debt instruments with a maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value, which approximates their cost.

Restricted cash is comprised of bank guarantees and similar required minimum balances that serve as cash collateral in connection with various items including insurance requirements, value added taxes and leases in certain countries.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. These evaluations require significant judgment and are based on multiple sources of information and analyze such factors as our historical bad debt experience, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. We maintain an allowance for doubtful accounts based on historical experience and expected collectibility of outstanding accounts receivable. We record bad debt expense in general and administrative expenses.

Manufacturing Inventories

Our manufacturing inventory is stated at the lower of cost or market, with cost computed on a first-in, first-out (“FIFO”) basis. Adjustments to reduce the cost of manufacturing inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired balances. Factors influencing these adjustments include declines in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Service Parts Inventories

Our service parts inventories are stated at the lower of cost or market. We carry service parts because we generally provide product warranty for 12 to 36 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Service parts inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. Defective parts returned from customers that can be repaired are repaired and put back into service parts inventories at their fair value. We record adjustments to reduce the carrying value of service parts inventory to its net realizable value, and we dispose of parts with a net realizable value of zero. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.

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

Amortizable Intangible and Other Long-lived Assets

We review amortizable intangible and other long-lived assets (“long-lived assets”) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Indicators we consider include adverse changes in the business climate that could affect the value of our long-lived assets, changes in our stock price and resulting market capitalization relative to book value, downward revisions in our revenue outlook, decreases or slower than expected growth in sales of products and relative weakness in customer channels.

A long-lived asset or asset group that is held for use is required to be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When an asset or asset group does not have identifiable cash flows that are largely independent of the cash flows of other assets and liabilities, the asset group for that long-lived asset includes all assets and liabilities of the entity.

We evaluate the company as a single reporting unit for business and operating purposes. We have attempted to identify cash flows at levels lower than the consolidated company; however, this is not possible because many of our revenue streams are generated by technology related to more than a single long-lived asset, and individual long-lived assets support more than one of our three reported revenue categories. In addition, the majority of our costs are, by their nature, shared costs that are not specifically identifiable with a particular long-lived asset or product line but relate to multiple products. As a result, there is a high degree of interdependency among our cash flows for levels below the consolidated company, and we do not have identifiable cash flows for an asset group separate from the consolidated company. Therefore, we consider the consolidated company as a single asset group for purposes of impairment testing.

We evaluate the recoverability of the asset group using an undiscounted cash flow approach. Estimates of future cash flows incorporate company forecasts and our expectations of future use of our long-lived assets, and these factors are impacted by market conditions. We determine the remaining useful life of an asset group based on the remaining useful life of the primary asset of the group, where the primary asset is defined as the asset with the greatest cash flow generating ability. Our primary long-lived asset is an intangible technology asset supporting disk products and software license revenue. If the primary asset of the asset group does not have the longest remaining life in the group, then a sale of the asset group is assumed at the end of life of the primary asset. Our primary long-lived asset does not have the longest remaining life of long-lived assets in our asset group; therefore, for purposes of impairment testing, we assume the asset group is sold after the end of the primary asset’s useful life, or our first quarter of fiscal 2015.

If the undiscounted cash flows, including residual value, exceed the carrying value of the consolidated company asset group we conclude no impairment of our long-lived assets exists. If the carrying value of the consolidated company asset group exceeds the undiscounted cash flows, including residual value, then we measure the impairment charge for the excess of the carrying value over the fair value of the asset group. We monitor relevant market and economic conditions on a quarterly basis, and perform impairment reviews when there are indicators of impairment.

Goodwill

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Some of the impairment indicators we consider include changes in our stock price and resulting market capitalization relative to book value, changes in the business climate, negative current events, changed long-term economic outlook and testing long-lived assets for recoverability. Because we operate as a single reporting unit, we consider the company as a whole when reviewing these factors.

We use a two-step method for determining goodwill impairment. In step one, the fair value of the company is compared to its carrying value. Because we have significant debt, we may also compare the carrying value to business enterprise value. If the results indicate the fair value of the company is equal to or greater than its carrying value no further steps are performed. If the results indicate our fair value is less than our carrying value then a second step is performed to quantify the amount of goodwill impairment, if any.

In step two, we allocate the fair value of the company to all tangible and intangible assets and liabilities in a hypothetical sale transaction to determine the implied fair value of our goodwill. The implied fair value of goodwill is compared to its respective carrying value and any excess carrying value is recorded as a non-cash goodwill impairment charge.

We typically determine fair value using the income approach. For purposes of establishing inputs for the fair value calculations related to a goodwill impairment test under the income approach, we derive discounted cash flows, using necessary estimates and assumptions about the future. Significant estimates and assumptions used in this analysis may include: expected future revenue growth rates, operating profit margins, working capital levels, asset lives used to generate future cash flows, a discount rate, a terminal value multiple, income tax rates and utilization of net operating loss tax carryforwards. These assumptions are developed using current market conditions as well as internal projections. The discount rate considers market conditions and other relevant factors as well as the rate of return an outside investor would expect to earn. In step two, the hypothetical sale transaction may be assumed to be taxable or nontaxable based on the current tax situation of the company and other relevant market conditions. We perform a sensitivity analysis regarding the reasonableness of the concluded fair value of equity of the reporting unit by reviewing the concluded per share stock price and implied control premium.

Unanticipated changes in revenue growth rates, operating profit margins, working capital levels, asset lives used to generate cash flows, discount rates, cost of capital or income tax rates could result in a material impact on the estimated fair values of our reporting unit. We believe that the assumptions and rates used in impairment testing are reasonable, but they require judgment and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.

Accrued Warranty

We generally warrant our hardware products against defects for periods ranging from 12 to 36 months from the date of sale. Our tape automation systems and disk backup systems may carry service agreements with customers that choose to extend or upgrade the warranty service. We provide repair services from our facility in Colorado Springs, Colorado as well as multiple third party providers inside and outside of the U.S. We use a combination of internal resources and third party service providers to supply field service and support. We continue to evaluate repair sites, and any resulting actions taken may affect the future costs of repair. If the actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs or cost reductions in subsequent periods.

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

Derivative Financial Instruments

We recognize all derivatives, whether designated in hedging relationships or not, on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Derivatives not designated or qualifying as a hedging instrument are adjusted to fair value through earnings. We may, from time to time, enter into derivative instruments to hedge against known or forecasted market exposures. From the third quarter of fiscal 2007 until December 31, 2009, we held derivative instruments to meet the requirements of credit agreements.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of related tax effects, as of March 31, 2010 and 2009 was (in thousands):

	As of March 31,
	2010	2009
Net unrealized gains on revaluation of long-term intercompany balance	$638	$600
Foreign currency translation adjustment	5,711	5,252
Accumulated other comprehensive income	$6,349	$5,852

Common Stock Repurchases

During fiscal 2000, the Board of Directors authorized us to repurchase up to $700 million of our common stock in open market or private transactions. As of March 31, 2010 and 2009, there was approximately $87.9 million remaining on our authorization to repurchase Quantum common stock. Our ability to repurchase our common stock is restricted under our credit facility covenants.

Fair Value of Financial Instruments

We use exit prices, that is the price to sell an asset or transfer a liability, to measure assets and liabilities that are within the scope of the fair value measurements guidance. We classify these assets and liabilities based on the following fair value hierarchy:

Level 1:	Level 1: Quoted (observable) market prices in active markets for identical assets or liabilities.

Level 2:
Observable inputs other than Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Following is a summary table of assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	As of March 31, 2010	As of March 31, 2009
Assets:
Money market funds	$108,485	$75,350
Deferred compensation investments	1,154	910
Liabilities:
Deferred compensation liabilities	1,154	910
Derivatives	—	1,175

Following are the fair values of assets and liabilities measured and recorded at fair value on a recurring basis by input level as of March 31, 2010 (in thousands):

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$108,485	$—	$108,485
Deferred compensation investments	—	1,154	—	1,154
Liabilities:
Deferred compensation liabilities	—	1,154	—	1,154

The above fair values are based on quoted market prices for similar assets and liabilities at the respective balance sheet dates.

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, purchased technology, other intangible assets and goodwill. We did not record impairments to any non-financial assets fiscal 2010 or fiscal 2009, except for a goodwill impairment in fiscal 2009. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value and fair value of these financial liabilities at March 31, 2010 and March 31, 2009 were as follows (in thousands):

	As of March 31, 2010		As of March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Suisse term loan(1)	$186,066	$175,832	$248,000	$155,000
EMC term loans(2)	121,717	138,301	—	—
Convertible subordinated debt(3)	22,099	21,547	160,000	108,051
____________________

(1)	Fair value based on non-binding broker quotes using current market information.
(2)	Fair value based on publicly traded debt with comparable terms.
(3)	Fair value based on quoted market prices.

Risks and Uncertainties

As is typical in the information storage industry, a significant portion of our customer base is concentrated among a small number of OEMs, distributors and large VARs. The loss of any one of our more significant customers, or a significant decrease in the sales volume with one of these significant customers, could have a material adverse effect on our results of operations and financial condition. Furthermore, if general economic conditions were to worsen, the resulting effect on IT spending could also have a material adverse effect on our results of operations and financial condition. We also face additional competitive pressure since our competitors in one area may be customers or suppliers in another.

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

Sales to our top five customers represented 37% of revenue in fiscal 2010 compared to 42% of revenue in both fiscal 2009 and 2008. Sales to our largest customer, Dell, were 13% of revenue in fiscal 2010 compared to 14% of revenue in fiscal 2009 and 16% of revenue in fiscal 2008. These sales concentrations do not include revenues from sales of media that were sold directly to these customers by our licensees, for which we earn royalty revenue, or revenues from sales of products sold directly to these customers by our other customers.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 changes accounting for certain multiple deliverable arrangements. ASU 2009-13 addresses the separation of deliverables and how to measure and allocate the arrangement consideration to one or more units of accounting in multiple deliverable arrangements. Currently, under the residual method of allocation, we use objective and reliable evidence of the fair value of the undelivered elements to separate deliverables in multiple deliverable arrangements. ASU 2009-13 eliminates the residual method and requires that consideration from the arrangement be allocated to all deliverables using the relative selling price method. ASU 2009-13 requires additional disclosures related to multiple deliverable revenue arrangements upon adoption and is effective for fiscal years beginning after June 15, 2010, or the beginning of our fiscal 2012. In addition, ASU 2009-13 may be early adopted. It may be implemented with either prospective or retrospective application; however, if early adoption is chosen, the entity must either adopt at the beginning of its fiscal year, or adopt using retrospective application. We are still evaluating the impact of adoption; however, based on a preliminary assessment, we do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements. We are considering early adoption of this pronouncement in the first quarter of fiscal 2011.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 changes the accounting for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. Under prior guidance such arrangements were accounted for as software if the software was determined to be more than incidental. ASU 2009-14 requires that any hardware components of such arrangements be excluded from software revenue guidance and that any essential software that is sold with or embedded within the product also be excluded from software revenue guidance. This ASU is effective for fiscal years beginning after June 15, 2010, or the beginning of our fiscal 2012. In addition, ASU 2009-14 may be early adopted. ASU 2009-14 may be implemented with either prospective or retrospective application; however, if early adoption is chosen, the entity must either adopt at the beginning of its fiscal year, or adopt using retrospective application. Further, ASU 2009-14 must be adopted in the same period and with the same implementation method as ASU 2009-13. We are still evaluating the impact of adoption; however, based on a preliminary assessment, we do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements. We are considering early adoption of this pronouncement in the first quarter of fiscal 2011.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity must measure fair value using either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique consistent with fair value measurements such as an income approach or a market approach. ASU 2009-05 clarifies that no separate input, or adjustment to other inputs, must be made for the existence of a restriction that prevents the transfer of a liability when measuring fair value of a liability. We adopted ASU 2009-05 on October 1, 2009 and it did not have an impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 increased disclosures to include transfers in and out of Levels 1 and 2 and clarified inputs, valuation techniques and the level of disaggregation to be disclosed. We adopted ASU 2010-06 on January 1, 2010 and it did not have an impact on our consolidated financial position or results of operations.

Note 3: Cash, Cash Equivalents, Restricted Cash and Other Investments

Cash, Cash Equivalents and Restricted Cash

The following is a summary of our cash, cash equivalents and restricted cash (in thousands):

	As of March 31,
	2010	2009
Cash	$7,276	$10,995
Certificates of deposit	1,082	960
Money market funds	108,485	75,350
	$116,843	$87,305

Other Investments

Other investments consist of private technology venture limited partnerships and privately held technology companies that are recorded in other long-term assets on the Consolidated Balance Sheets. At March 31, 2010 and March 31, 2009, we held $1.8 million and $1.6 million, respectively, of investments in private technology venture limited partnerships that are accounted for under the equity method. We recorded a $0.4 million net gain for each of fiscal 2010, 2009 and 2008 related to our investments in these limited partnerships. These gains were primarily based on the general partners’ estimates of the fair value of non-marketable securities held by the partnerships and realized gains and losses from the partnerships’ disposal of securities.

At March 31, 2010 and 2009, we did not hold any investments in privately held technology companies. During fiscal 2008, we recognized a net gain of $2.1 million from the sale of shares in a privately held technology company that completed an initial public offering during June 2007. Additionally, during fiscal 2008, we recognized a net $0.3 million loss due to an other-than-temporary impairment of an investment in a privately held technology company that had been accounted for under the cost method. In fiscal 2010, we realized $0.4 million in net gains from deferred compensation investments compared to $0.6 million in net losses in fiscal 2009 and immaterial losses in fiscal 2008.

Gains and losses realized from these investments are included in interest and other income, net on the Consolidated Statements of Operations. During fiscal 2010, 2009 and 2008, gross realized gains and losses from other investments were as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
2010	$938	$(206)	$732
2009	1,099	(1,319)	(220)
2008	2,990	(706)	2,284

Note 4: Manufacturing Inventories, Service Parts Inventories and Property and Equipment

Manufacturing inventories, net consisted of (in thousands):

	As of March 31,
	2010	2009
Finished goods	$24,040	$29,468
Work in process	3,869	3,669
Materials and purchased parts	26,171	28,100
	$54,080	$61,237

Service parts inventories, net consisted of (in thousands):

	As of March 31,
	2010	2009
Finished goods	$30,073	$36,422
Component parts	23,144	26,607
	$53,217	$63,029

Property and equipment consisted of (in thousands):

	As of March 31,
	2010	2009
Machinery and equipment	$151,952	$149,321
Furniture and fixtures	7,365	7,948
Leasehold improvements	22,354	22,519
	$181,671	$179,788
Less: accumulated depreciation	(157,143)	(151,235)
	$24,528	$28,553

Asset Retirement Obligations

We have asset retirement obligations related to certain leased facilities where we have contractual commitments to remove leasehold improvements in certain cases and return the property to a specified condition when the lease terminates. At March 31, 2010 and 2009, the estimated value of these obligations was $1.8 million and $1.9 million, respectively, and is classified in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. At March 31, 2010 the net book value of the asset related to our asset retirement obligation was approximately $0.5 million compared to $0.7 million at March 31, 2009. The accretion associated with our asset retirement obligations for the years ended March 31, 2010, 2009 and 2008 was $0.2 million, $0.4 million, and $1.1 million respectively.

Note 5: Goodwill and Intangible Assets

Net goodwill and intangible assets as of March 31, 2010 and 2009 represented approximately 24% and 28% of total assets, respectively. The goodwill and intangible asset balances, net of amortization, as of March 31, 2010 and 2009 were $119.9 million and $156.0 million, respectively.

Goodwill

The following table presents goodwill balances and the activity during the fiscal years ended March 31, 2010 and 2009 (in thousands):

	Goodwill Amount	Accumulated Impairment	Total
Balance at March 31, 2008	$390,776	$—	$390,776
Adjustments	(5,006)	—	(5,006)
Impairments	—	(339,000)	(339,000)
Balance at March 31, 2009	385,770	(339,000)	46,770
Balance at March 31, 2010	$385,770	$(339,000)	$46,770

There were no changes to goodwill in fiscal 2010. The goodwill adjustment of $5.0 million in fiscal 2009 was due to settlement of acquisition-related tax contingencies.

Our annual impairment evaluation for goodwill in the fourth quarter of fiscal 2010 and fiscal 2008 did not indicate any impairment of our goodwill for fiscal 2010 or fiscal 2008. We were not at risk of failing step one of the fiscal 2010 annual impairment test. During the third quarter of fiscal 2009, we noted the presence of several indicators of impairment and performed an interim test to determine if our goodwill was impaired and recorded an estimated impairment charge of $339.0 million. Due to the complexity of goodwill impairment testing, our impairment analysis was completed in the fourth quarter of fiscal 2009 and we determined no additional impairment charges were required.

The interim impairment evaluation began in the third quarter of fiscal 2009 due to the following impairment indicators:

•	a significant decline in our stock price, bringing market capitalization below book value;
•	a significant adverse change in the business climate;
•	negative current events and changed long-term economic outlook as a result of the financial market collapse that started at the end of the second quarter of fiscal 2009; and
•	our need to test long-lived assets for recoverability under applicable accounting rules.

Significant assumptions used in this impairment test to determine fair value under the income approach were:

•	expected future revenue growth rates ranging from -3% to 9%;
•	operating profit margins ranging from 7% to 21%;
•	working capital levels;
•	asset lives used to generate future cash flows;
•	a discount rate of 24% which is the rate of return an investor would expect to earn considering the relatively higher risk of newer hardware and software products;
•	a terminal value multiple of 3%;
•	a 38% income tax rate; and
•	utilization of net operating loss carryforwards.

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

Intangible Assets

Acquired intangible assets are amortized over their estimated useful lives, which generally range from one to eight years. In estimating the useful lives of intangible assets, we considered the following factors:

•	The cash flow projections used to estimate the useful lives of the intangible assets showed a trend of growth that was expected to continue for an extended period of time;
•	Our tape automation products, disk backup products and software, in particular, have long development cycles; these products have experienced long product life cycles; and
•	Our ability to leverage core technology into backup, recovery and archive solutions and, therefore, to extend the lives of these technologies.

Following is the weighted average amortization period for our intangible assets:

Amortization (Years)
Purchased technology	6.2
Trademarks	7.5
Non-compete agreements	5.0
Customer lists	7.0
All intangible assets	6.6

Intangible amortization within our Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008 follows (in thousands):

	For the year ended March 31,
	2010	2009	2008
Purchased technology	$22,469	$25,067	$31,857
Trademarks	810	2,018	3,457
Non-compete agreements	100	100	100
Customer lists	12,765	13,018	13,297
	$36,144	$40,203	$48,711

The following tables provide a summary of the carrying amount of intangible assets that will continue to be amortized (in thousands):

	As of March 31, 2010			As of March 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,167	$(161,488)	$26,679	$188,167	$(139,019)	$49,148
Trademarks	27,260	(25,506)	1,754	27,260	(24,696)	2,564
Non-compete agreements	500	(368)	132	500	(268)	232
Customer lists	106,419	(61,892)	44,527	108,219	(50,927)	57,292
	$322,346	$(249,254)	$73,092	$324,146	$(214,910)	$109,236

The total expected future amortization related to intangible assets is provided in the table below (in thousands):

Amortization
Fiscal 2011	$28,381
Fiscal 2012	20,385
Fiscal 2013	12,834
Fiscal 2014	8,400
Fiscal 2015	3,092
Total as of March 31, 2010	$73,092

We did not have impairment indicators for our long-lived assets in fiscal 2010 and fiscal 2008. In fiscal 2009, we had impairment indicators and performed an impairment analysis of our long-lived assets. The result of our fiscal 2009 impairment analysis was that the undiscounted cash flows exceeded the carrying value of the asset group and we concluded no impairment of our long-lived assets.

Note 6: Accrued Warranty and Indemnifications

Accrued Warranty

The following table details the change in the accrued warranty balance (in thousands):

	For the year ended March 31,
	2010	2009
Balance as of April 1	$11,152	$19,862
Additional warranties issued	8,993	13,533
Adjustments for warranties issued in prior fiscal years	(2,887)	(2,257)
Settlements	(11,374)	(19,986)
Balance as of March 31	$5,884	$11,152

We generally warrant our products against defects from 12 to 36 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair including materials consumed in the repair, labor and overhead amounts necessary to perform the repair.

If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs to repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

Indemnifications

We have certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Other than certain product liabilities recorded as of March 31, 2010 and 2009, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage that we maintain.

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

Note 7: Convertible Subordinated Debt and Long-Term Debt

Our debt consists of the following (in thousands):

	As of March 31,
	2010	2009
Convertible subordinated debt	$22,099	$160,000
Credit Suisse term loan	186,066	248,000
EMC term loans	121,717	—
	$329,882	$408,000

Convertible Subordinated Debt

On July 30, 2003, we issued 4.375% convertible subordinated notes (“the notes”) in the aggregate principal amount of $160 million in a private placement transaction. The notes are unsecured obligations subordinated in right of payment to all of our existing and future senior indebtedness. The notes mature on August 1, 2010, and are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.35 per share. As of March 31, 2010, the notes are included in current liabilities and as of March 31, 2009 in long-term liabilities in the Consolidated Balance Sheets.

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

Gain (Loss) on Debt Extinguishment, Net of Costs

In connection with the tender offer and private transaction in fiscal 2010, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of the gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to the refinanced notes.

In fiscal 2008, we recorded a $12.6 million loss on debt extinguishment due to retiring a prior credit facility with the proceeds from the term loan under the Credit Suisse credit agreement. The $12.6 million loss on debt extinguishment was comprised of $8.1 million of unamortized debt costs related to the prior credit facility and $4.5 million in prepayment fees.

Long-Term Debt

Credit Suisse Credit Agreement

On July 12, 2007, we refinanced a prior credit facility by entering into a senior secured credit agreement with Credit Suisse (“CS credit agreement”) providing a $50 million revolving credit facility and a $400 million term loan. We borrowed $400 million on the term loan to repay all borrowings under a prior credit facility used to fund the Advanced Digital Information Corporation (“ADIC”) acquisition. We incurred and capitalized $8.1 million of loan fees related to the CS credit agreement which are included in other long-term assets in our Consolidated Balance Sheets. These fees are being amortized to interest expense over the respective loan terms.

Under the CS credit agreement, the $400 million term loan matures on July 12, 2014, but was subject to accelerated maturity on February 1, 2010 if we did not repay, refinance to extend the maturity date, or convert into equity at least $135 million of the $160 million convertible subordinated debt prior to February 1, 2010. We are no longer at risk of acceleration of the maturity date related to this refinancing requirement as a result of the tender offer and private transaction described above. Interest accrues on the term loan at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. The interest rate on the term loan was 3.79% at March 31, 2010.

We make required quarterly principal payments on the term loan based on a formula in the CS credit agreement and we will make a final payment of all outstanding principal and interest at maturity. The term loan may be prepaid at any time; however, for any prepayments made before July 12, 2008 a prepayment fee of 1% of the principal amount being prepaid was assessed on such prepayments. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount if the excess cash flow requirements are not met. The fiscal 2010 and 2009 calculations of excess cash flow did not require additional principal payments. During fiscal 2010 and 2009, we made principal payments of $61.9 and $92.0 million, respectively on the CS credit agreement term loan. During fiscal 2009, we also incurred $0.5 million in prepayment fees.

Under the CS credit agreement we have the ability to borrow up to $50 million under a senior secured revolving credit facility which expires July 12, 2012. As of March 31, 2010, we have letters of credit totaling $1.4 million, reducing the amounts available to borrow on the revolver to $48.6 million. Interest accrues on the revolving credit facility at our option based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility. We did not borrow from the revolving credit facility during fiscal 2010. We drew and repaid $31.0 million from our revolving credit facility during fiscal 2009.

There is a blanket lien on all of our assets under the CS credit agreement in addition to certain financial and reporting covenants which we are required to satisfy as a condition of the credit line and term loan including a limitation on issuing dividends or repurchasing our stock. As of March 31, 2010, we were in compliance with all covenants.

Amendment to Credit Suisse Credit Agreement

We amended our CS credit agreement on April 15, 2009 (the “Amendment”). The Amendment permitted us to refinance through issuance of equity or repurchase with our or any other funds the final $25.0 million outstanding convertible debt. As a condition of the Amendment, we made a prepayment of $40.0 million on the term loan on April 22, 2009. We funded this $40.0 million prepayment with $20.0 million of our cash on hand and $20.0 million from prepaid license fees under an OEM agreement. In addition, we agreed to prepay another $20.0 million of principal on the CS credit agreement upon refinancing a total of $135.0 million aggregate principal amount of the notes. We made this $20.0 million principal prepayment on July 6, 2009, which was funded from additional prepaid license fees under an OEM agreement.

EMC Credit Agreements

On June 3, 2009, we entered into an initial term loan agreement with EMC International Company (“initial EMC loan agreement”) and on June 5, 2009 we borrowed $75.4 million, of which $74.1 million was used to purchase the convertible notes tendered and $1.3 million was used for payment of accrued interest on the notes tendered. We incurred and capitalized $1.5 million of loan fees related to the initial EMC loan agreement which are included in other long-term assets in our Consolidated Balance Sheets. These fees are being amortized to interest expense over the loan term.

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

On June 29, 2009, we entered into a subsequent term loan agreement with EMC International Company (“subsequent EMC loan agreement”) and on July 1, 2009 we borrowed $46.3 million to fund the purchase of additional convertible notes in the private transaction described above. We incurred and capitalized $0.2 million of loan fees related to the subsequent EMC loan agreement which are being amortized to interest expense over the loan terms. Borrowings under the subsequent EMC loan agreement have terms substantially similar to borrowings under the initial EMC loan agreement, including quarterly interest payments at a 12.0% fixed interest rate. The subsequent EMC loan agreement has two tranches of borrowings, with Tranche A having a scheduled maturity date of September 30, 2014 and Tranche B having a scheduled maturity date of December 31, 2011. On July 1, 2009 we drew $24.6 million on the Tranche A Term Loan and $21.7 million on the Tranche B Term Loan under the subsequent EMC loan agreement.

Debt Maturities

A summary of the scheduled maturities for our convertible subordinated debt and outstanding term loans as of March 31, 2010 follows (in thousands):

Fiscal 2011	$23,983
Fiscal 2012	23,602
Fiscal 2013	1,884
Fiscal 2014	1,884
Fiscal 2015	278,529
Total as of March 31, 2010	$329,882

Note 8: Derivatives

We do not engage in hedging activity for speculative or trading purposes. From the third quarter of fiscal 2007 through December 31, 2008, we had an interest rate collar instrument with a financial institution that fixed the interest rate on $87.5 million of our variable rate term loan between a three month LIBOR rate floor of 4.64% and a cap of 5.49% (“Collar 1”) to minimize our exposure to interest rate changes. Under the terms of the CS credit agreement, we were required to hedge floating interest rate exposure on 50% of our funded debt balance through December 31, 2009. We entered into a separate interest rate collar instrument effective as of December 31, 2007 with another financial institution that fixed the interest rate on an additional $12.5 million of our variable rate term loan between a three month LIBOR rate floor of 2.68% and a cap of 5.25% through December 2008 and fixed the interest rate on $100.0 million of our variable rate term loan between the same floor and cap from December 31, 2008 through December 31, 2009 (“Collar 2”). Whenever the three month LIBOR rate was greater than the cap, we received from the financial institution the difference between the cap and the three month LIBOR rate on the notional amount. Conversely, whenever the three month LIBOR rate was lower than the floor, we remitted to the financial institution the difference between the floor and the three month LIBOR rate on the notional amount.

For Collar 1, during fiscal 2009, we incurred $1.0 million in additional interest expense because the three month LIBOR rate was below the floor. The three month LIBOR rate was within the floor and cap of Collar 1 during fiscal 2008. For Collar 2, we incurred $1.5 million and $0.3 million in additional interest expense in fiscal 2010 and 2009, respectively, because the three month LIBOR rate was below the floor of Collar 2. The three month LIBOR rate was within the floor and cap of Collar 2 during fiscal 2008.

Our interest rate collars did not meet all of the criteria necessary for hedge accounting. We recorded the fair market value in other accrued liabilities in the Consolidated Balance Sheets and the change in fair market value in interest income and other, net in the Consolidated Statements of Operations. We had a cumulative loss on the interest rate collar of $1.2 million as of March 31, 2009. In the Consolidated Statement of Operations we recognized gains of $1.2 million and $1.0 million in fiscal 2010 and 2009, respectively, and recognized loss of $2.1 million in fiscal 2008. As of March 31, 2010, both interest rate collars had expired.

	For the year ended March 31, 2010
(In thousands)	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives	Location of Gain on Hedged Item	Amount of Gain Recognized in Income Attributable to Risk Being Hedged
Interest Rate Collar Derivatives	Interest Income and Other, Net	$1,175	—	—

Note 9: Restructuring Charges

In fiscal 2009 and continuing in fiscal 2010, restructuring actions that consolidated operations supporting the business were undertaken to improve operational efficiencies and to adapt our operations in recognition of economic conditions. In fiscal 2008, restructuring actions were primarily due to restructuring portions of our research and development operations by partnering with a third party on certain research and development efforts. In addition, we also had restructuring actions in fiscal 2009 and 2008 that consolidated operations supporting our business as a result of right-sizing our operations following acquisitions. The following tables show the type of restructuring expense (reversal) for fiscal 2010, 2009 and 2008 (in thousands):

	For the year ended March 31,
	2010	2009	2008
By expense type
Severance and benefits	$602	$8,015	$5,778
Facilities	4,792	(1,229)	2,957
Fixed assets	—	—	568
Other	(599)	21	416
Total	$4,795	$6,807	$9,719

By cost reduction action
Consolidate operations supporting our business	$4,795	$6,394	$4,155
Partner with third party on certain research and development efforts	—	413	5,564
Total	$4,795	$6,807	$9,719

Fiscal 2010

For fiscal 2010, restructuring charges were due to $4.8 million in remaining contractual lease payments for facilities vacated in the U.S. during fiscal 2010. We also vacated a facility in India and negotiated a settlement for an amount lower than the outstanding lease contract. Severance and benefits restructuring charges for fiscal 2010 were due largely to eliminating additional positions in the U.S. and changes in our estimates, primarily in Europe, as we completed settlement negotiations with various local authorities. The other restructuring reversal in fiscal 2010 was due to negotiating a settlement for contract termination fees related to a program cancelled in a prior year.

Fiscal 2009

During fiscal 2009, our restructuring severance and benefits resulted in a net expense of $8.0 million due primarily to our actions to consolidate operations supporting our business. The majority of our severance and benefits restructuring actions occurred in the second half of fiscal 2009 in response to the global economic downturn to realign our cost structure with market growth opportunities. The majority of the impacted employees were U.S. sales and marketing and research and development employees; however, all areas of the business, including international operations, were impacted by these restructuring actions. Severance and benefits charges accrued in fiscal 2009 were paid to the impacted employees during fiscal 2009 and 2010.

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

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Severance and benefits	Facilities	Fixed Assets	Other	Total
Balance as of March 31, 2007	$10,747	$792	$—	$1,750	$13,289
Restructuring costs	9,110	3,368	568	562	13,608
Restructuring charge reversal	(3,834)	(411)	—	(146)	(4,391)
Cash payments	(15,619)	(1,023)	—	(755)	(17,397)
Non-cash charges and other	99	6	(568)	(812)	(1,275)
Balance as of March 31, 2008	503	2,732	—	599	3,834
Restructuring costs	8,567	26	—	21	8,614
Restructuring charge reversal	(552)	(1,255)	—	—	(1,807)
Cash payments	(5,105)	(615)	—	(21)	(5,741)
Non-cash charges and other	41	(260)	—	—	(219)
Balance as of March 31, 2009	3,454	628	—	599	4,681
Restructuring costs	1,182	5,047	—	—	6,229
Restructuring charge reversal	(580)	(255)	—	(599)	(1,434)
Cash payments	(3,597)	(2,124)	—	—	(5,721)
Non-cash charges and other	35	5	—	—	40
Balance as of March 31, 2010	$494	$3,301	$—	$—	$3,795
Estimated timing of future payouts:
Fiscal 2011	$494	$1,597	$—	$—	$2,091
Fiscal 2012 to 2013	—	1,704	—	—	1,704
	$494	$3,301	$—	$—	$3,795

The $3.8 million restructuring accrual as of March 31, 2010 is primarily comprised of obligations for vacant facilities in addition to severance and benefits. The amounts accrued for vacant facilities in the U.S. will be paid over their respective lease terms, which continue through fiscal 2013. The amounts accrued for severance and benefits will be paid to impacted employees during the first half of fiscal 2011.

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

Note 10: Stock Incentive Plans and Share-Based Compensation

Description of Stock Incentive Plans

Long-Term Incentive Plan

We have a Long-Term Incentive Plan (the “Plan”) that provides for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers and affiliates. The Plan has authorized 76.5 million shares of stock of which 13.3 million shares of stock were available for grant as of March 31, 2010. There are 29.7 million options and restricted shares outstanding under the Long-Term Incentive Plan.

Beginning in the first quarter of fiscal 2007, under the Plan we began granting restricted stock units with a zero purchase price in place of stock options in most cases to our existing employees. We continued to grant stock options to our existing employees in certain circumstances. Newly hired employees are typically granted stock options under the Plan. In fiscal 2010, due to a combination of factors including our share price at the beginning of the fiscal year, we primarily granted stock options to our existing employees. Stock options granted to existing employees in fiscal 2010 and fiscal 2009 generally vest annually over three years and have contractual terms of seven years. Stock options granted to newly hired employees in fiscal 2010 and fiscal 2009 generally vest 25% on the first anniversary of the grant date with the remainder vesting monthly at the rate of 1/48th over the following three years and have contractual terms of seven years. Grants in prior fiscal years typically had four year vesting terms and contractual terms of seven years while grants prior to fiscal 2004 had contractual terms of ten years. Options under the Plan are granted at prices determined by the Board of Directors, but at not less than the fair market value. The majority of restricted stock units granted in fiscal 2010 and 2009 vest over two years and restricted stock awards and units (“restricted stock”) granted prior to fiscal 2009 generally vest over two to four years. Both options and restricted stock granted under the Plan are subject to forfeiture if employment terminates. In fiscal 2007, we granted restricted stock with both market and service vesting conditions that, upon meeting certain market conditions over one and two year periods from initial grant, vested over the two years following the grant date.

Supplemental Stock Plan

We have a Supplemental Stock Plan (the “SSOP”), which was not approved by our stockholders, that provided for the issuance of stock options and stock purchase rights to our employees and consultants. The SSOP was terminated effective April 1, 2003, from which time no new stock options or stock purchase rights have been or will be granted under the SSOP. Outstanding stock options and stock purchase rights granted under the SSOP prior to April 1, 2003 remained outstanding and continue to be governed by the terms and conditions of the SSOP. Options under the SSOP generally vested over two to four years and expire ten years after the grant date. Options granted under the SSOP are subject to forfeiture if employment terminates. There are 0.9 million options outstanding under the SSOP as of March 31, 2010, which expire at various times through January 2013.

Assumed Stock Option Plans

During the second quarter of fiscal 2007, in connection with our acquisition of ADIC, we assumed 14.7 million outstanding stock options granted under the four stock option plans of ADIC (“assumed option plans”). Outstanding options are governed by the Agreement and Plan of Merger (“Merger Agreement”) and generally vest over four years from initial ADIC grant. No additional options will be granted under these assumed option plans. There are 4.3 million options outstanding under the assumed stock option plans as of March 31, 2010 which expire at various times through May 2015.

Other Stock Option Plans

We have other stock option plans (the “Other Plans”) under which stock options, stock appreciation rights, stock purchase rights, restricted stock awards and long-term performance awards to our employees, consultants, officers and affiliates have been authorized. Restricted stock granted under the Other Plans generally vests over two to three years. Options granted under the Other Plans generally vest over one to four years and expire seven years after the grant date. Many of the Other Plans have been terminated. Outstanding stock options and stock purchase rights granted under those certain Other Plans that have been terminated remain outstanding and continue to be governed by the terms and conditions of the respective other stock option plan. Terminated plans included in Other Plans typically granted options which generally expire ten years from grant date. Options and restricted stock granted under all of the Other Plans are subject to forfeiture if employment terminates. Options under the Other Plans are granted at prices determined by the Board of Directors, but at not less than the fair market value. We have 6.1 million shares authorized under the Other Plans, of which 1.5 million options and restricted shares are outstanding, and 1.1 million shares were available for grant.

Stock Purchase Plan

We have an employee stock purchase plan (the “Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code. Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. There were 9.2 million shares available for issuance as of March 31, 2010.

During fiscal 2009, our Board of Directors cancelled rights to purchase shares under our Purchase Plan for the fourth quarter of fiscal 2009 and for fiscal 2010. On January 1, 2010, the Purchase Plan was reinstated and amended to set the maximum number of shares available in any one offering period to no more than two million shares. Employees purchased 1.9 million shares and 2.6 million shares of common stock under the Purchase Plan in fiscal 2009 and 2008, respectively. The weighted-average price of stock purchased under the Purchase Plan was $1.37 and $2.08 in fiscal 2009 and 2008, respectively.

Determining Fair Value

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

The weighted-average estimated fair values and the assumptions used in calculating such values for stock options during each fiscal period are as follows:

	For the year ended March 31,
	2010	2009	2008
Option life (in years)	3.9	4.0	3.8
Risk-free interest rate	2.05%	2.54%	4.51%
Stock price volatility	107.67%	56.59%	44.54%
Dividend yield	—	—	—
Weighted-average grant date fair value	$0.73	$0.66	$1.24

The above assumptions were used to calculate the fair value of options granted under the Long-Term Incentive Plan and Other Plans.

Restricted Stock

The fair value of our restricted stock is the intrinsic value as of the grant date.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. Due to reinstatement of the Purchase Plan on January 1, 2010, rights to purchase shares were granted in February 2010 and such shares will be purchased in August 2010, or the second quarter of fiscal 2011. The weighted-average fair values and the assumptions used in calculating fair values during each fiscal period are as follows:

	For the year ended March 31,
	2010	2009	2008
Option life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.15%	2.84%	3.93%
Stock price volatility	69.14%	60.98%	48.49%
Dividend yield	—	—	—
Weighted-average grant date fair value	$0.82	$0.81	$0.79

Share-Based Compensation Expense

The following tables summarize share-based compensation expense (in thousands):

	For the year ended March 31,
	2010	2009	2008
Share-based compensation expense included in operations:
Cost of revenue	$1,366	$1,419	$1,929
Research and development	2,373	2,722	3,778
Sales and marketing	2,581	2,695	3,269
General and administrative	3,469	3,756	5,022
Total share-based compensation expense	$9,789	$10,592	$13,998

	For the year ended March 31,
	2010	2009	2008
Share-based compensation by type of award:
Stock options	$3,633	$3,450	$5,911
Restricted stock	5,878	6,447	6,318
Stock purchase plan	278	695	1,769
Total share-based compensation expense	$9,789	$10,592	$13,998

The total share-based compensation cost capitalized as part of inventory as of March 31, 2010 and 2009 was not material. During fiscal 2010, 2009 and 2008, no tax benefit was realized for the tax deduction from option exercises and other awards due to our net operating losses and tax benefit carryforwards.

As of March 31, 2010, there was $6.9 million of total unrecognized compensation cost related to stock options granted under our plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years. Total intrinsic value of options exercised for the years ended March 31, 2010, 2009 and 2008 was $1.9 million, $26,000 and $5.4 million, respectively. We settle stock option exercises by issuing additional common shares.

As of March 31, 2010, there was $4.3 million of total unrecognized compensation cost related to nonvested restricted stock granted under our plans. The unrecognized compensation cost for restricted stock is expected to be recognized over a weighted-average period of 1.0 years. Total fair value of awards released during the years ended March 31, 2010, 2009 and 2008 was $3.1 million, $2.6 million and $4.3 million, respectively, based on the fair value of our common stock on the date of award release. We issue additional common shares upon vesting of restricted stock units.

Stock Activity

Stock Options

A summary of activity relating to all of our stock option plans is as follows (options and intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2007	36,259	$3.62
Granted	4,985	3.15
Exercised	(5,847)	2.21
Forfeited	(6,947)	5.54
Expired	(283)	11.42
Outstanding as of March 31, 2008	28,167	3.27
Granted	2,597	1.60
Exercised	(61)	1.41
Forfeited	(4,159)	3.28
Expired	(918)	5.64
Outstanding as of March 31, 2009	25,626	3.02
Granted	9,655	1.01
Exercised	(1,883)	1.51
Forfeited	(1,778)	3.32
Expired	(291)	11.08
Outstanding as of March 31, 2010	31,329	$2.40	4.11	$23,624
Vested and expected to vest at March 31, 2010	30,008	$2.46	4.02	$21,544
Exercisable as of March 31, 2010	20,049	$3.02	3.10	$7,952

The following table summarizes information about options outstanding and exercisable as of March 31, 2010 (options in thousands):

Range of Exercise Prices			Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Options Exercisable	Weighted- Average Exercise Price
$0.11	-	$0.75	150	$0.32	5.74	41	$0.31
$0.77	-	$1.13	8,793	0.98	6.13	263	0.90
$1.14	-	$1.68	3,725	1.40	3.39	3,078	1.44
$1.69	-	$2.53	7,513	2.08	3.58	6,628	2.07
$2.54	-	$3.80	9,189	3.21	3.37	8,179	3.21
$3.82	-	$5.70	326	3.99	4.34	227	3.99
$6.70	-	$8.55	604	6.76	2.07	604	6.76
$8.72	-	$12.82	963	10.40	0.93	963	10.40
$13.25	-	$15.00	66	13.46	0.72	66	13.46
			31,329	$2.40	4.11	20,049	$3.02

Expiration dates ranged from May 2010 to March 2017 for options outstanding at March 31, 2010. Prices for options exercised during the three-year period ended March 31, 2010, ranged from $0.11 to $3.44.

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2007	3,714	$1.69
Granted	3,471	3.01
Vested	(1,355)	2.28
Forfeited	(922)	1.61
Nonvested at March 31, 2008	4,908	2.48
Granted	3,870	1.41
Vested	(1,887)	2.71
Forfeited	(633)	2.17
Nonvested at March 31, 2009	6,258	1.78
Granted	2,526	1.45
Vested	(2,853)	2.01
Forfeited	(796)	0.83
Nonvested at March 31, 2010	5,135	$1.64

Note 11: 401K Plan

Substantially all of the U.S. employees are eligible to make contributions to our 401(k) savings and investment plan. We matched a percentage of our employees’ contributions through December 31, 2008 and could make discretionary contributions to the plan. Commencing in the fourth quarter of fiscal 2009, the plan was amended to remove automatic matching contributions and retain discretionary contributions. We made discretionary contributions in fiscal 2010 and in the fourth quarter of fiscal 2009 in an amount approximating our prior matching contribution rate. Employer contributions were $2.5 million, $2.9 million and $3.3 million in fiscal 2010, 2009 and 2008, respectively.

Note 12: Income Taxes

Income tax provision (benefit) consists of the following (in thousands):

	For the year ended March 31,
	2010	2009	2008
Federal:
Current	$(465)	$(3,205)	$150
Deferred	—	—	—
	(465)	(3,205)	150
State:
Current	(361)	321	699
Deferred	—	—	—
	(361)	321	699
Foreign:
Current	2,577	2,319	(1,191)
Deferred	(477)	(316)	(140)
	2,100	2,003	(1,331)
Income tax provision (benefit)	$1,274	$(881)	$(482)

The income tax provision (benefit) differs from the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes as follows (in thousands):

	For the year ended March 31,
	2010	2009	2008
Expense (benefit) at federal statutory rate	$6,268	$(125,701)	$(21,251)
State taxes	340	312	641
Unbenefited losses and credits	(5,591)	127,695	21,836
Net accrual (release) of contingent tax reserves	315	(3,154)	(1,558)
Other	(58)	(33)	(150)
	$1,274	$(881)	$(482)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	For the year ended March 31,
	2010	2009
Deferred tax assets:
Inventory valuation method	$15,254	$20,262
Accrued warranty expense	2,383	4,516
Distribution reserves	1,785	2,906
Loss carryforwards	46,270	42,921
Foreign tax and research and development credit carryforwards	236,472	243,407
Restructuring charge accruals	1,537	1,565
Other accruals and reserves not currently deductible for tax purposes	31,505	31,260
Depreciation and amortization methods	14,448	19,886
	349,654	366,723
Less valuation allowance	(255,356)	(270,403)
Deferred tax asset	$94,298	$96,320
Deferred tax liabilities:
Acquired intangibles	$(28,881)	$(43,062)
Tax on unremitted foreign earnings	(18,053)	(18,951)
Other	(48,133)	(35,562)
Deferred tax liability	$(95,067)	$(97,575)
Net deferred tax liability	$(769)	$(1,255)

Pre-tax income (loss) reflected in the consolidated statements of operations for the years ended March 31, 2010, 2009 and 2008 are as follows (in thousands):

	For the year ended March 31,
	2010	2009	2008
U.S.	$16,374	$(361,178)	$(48,806)
Foreign	1,534	2,033	(11,910)
	$17,908	$(359,145)	$(60,716)

A reconciliation of the gross unrecognized tax benefits follows (in thousands):

	For the year ended March 31,
	2010	2009	2008
Balance at April 1	$32,210	$22,572	$26,010
Settlement and effective settlements with tax authorities and related remeasurements	—	(3,136)	(2,926)
Lapse of statute of limitations	(290)	(2,430)	(631)
Increase in balances related to tax positions taken in prior period	800	—	631
Decreases for tax positions taken in prior year	—	(807)	(512)
Increases in balances related to tax positions taken during current period	572	16,011	—
Balance at March 31	$33,292	$32,210	$22,572

During fiscal 2010, we recorded a net increase in our unrecognized tax benefits. Including interest and penalties, the total unrecognized tax benefit at March 31, 2010 was $34.0 million. Of this total, $34.0 million, if recognized, would favorably affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. At March 31, 2010 accrued interest and penalties totaled $1.0 million.

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

In connection with the disposition of our hard-disk drive business, HDD, to Maxtor, we entered into a Tax Sharing and Indemnity Agreement with Maxtor, dated as of April 2, 2001 (the “Tax Sharing Agreement”) that, among other things, defined each company’s responsibility for taxes attributable to periods prior to April 2, 2001. Pursuant to a settlement agreement entered into between the companies dated as of December 23, 2004, Maxtor’s remaining tax indemnity liability under section 3(a) of the Tax Sharing Agreement was limited to $8.8 million. As of March 31, 2010, $6.0 million remains as the indemnity liability. We believe that this amount is sufficient to cover the remaining potential tax liabilities under this section of the Tax Sharing Agreement.

As of March 31, 2010, we had federal net operating loss and tax credit carryforwards of approximately $176.9 million and $174.0 million, respectively. Our federal net operating loss carryforwards include $28.3 million attributable to excess tax deductions from stock option exercises, and are not included in the deferred tax assets shown above. The benefit of these loss carryforwards will be credited to equity when realized. The net operating loss and tax credit carryforwards expire in varying amounts beginning in fiscal 2011 if not previously utilized, the utilization of which is limited under the tax law ownership change provision. These carryforwards include $11.9 million of acquired net operating losses and $9.9 million of credits.

Our manufacturing operations in Malaysia operated under a tax holiday which expires in fiscal 2016. We sold this Malaysia subsidiary in fiscal 2008 and had no material tax holiday benefits in fiscal 2010, 2009 or 2008.

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

On June 3, 2009, we entered into an agreement with EMC Corporation ("EMC”) which provides for the issuance of certain warrants. On June 23, 2009, we issued a warrant to EMC to purchase 10 million shares of our common stock at a $0.38 per share exercise price. Only in the event of a change of control of Quantum will this warrant vest and be exercisable. It expires either seven years from the date of issuance or three years after a change of control, whichever occurs first. Due to these terms, no share-based compensation expense related to this warrant has been recorded to date.

In addition, under the June 3, 2009 agreement, as amended, we will grant additional warrants to EMC if certain DXi software revenue amounts are reached by specific dates. The necessary revenue amounts are not forecasted to be reached by the specific dates to cause additional warrants to be earned. If additional warrants are earned, they are issuable to EMC within 30 days following August 31, 2010 and August 31, 2011 with the same vesting and exercise conditions as the warrant issued June 23, 2009. In no event shall warrants be issued or exercisable to the extent that issuance or exercise would result in EMC holding, or being deemed to hold, more than 15% of our issued and outstanding capital stock. Upon exercise, warrants would increase shares outstanding.

Net Income (Loss) per Share

The following table set forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	For the year ended March 31,
	2010	2009	2008
Net income (loss)	$16,634	$(358,264)	$(60,234)
Interest on dilutive notes	1,249	—	—
Net gain on extinguishment of dilutive notes	(12,859)	—	—
Net income (loss) for purposes of computing net income (loss) per diluted share	$5,024	$(358,264)	$(60,234)
Weighted average shares and common share equivalents (“CSE”):
Basic	212,672	209,041	202,432
Dilutive CSE from stock plans	4,056	—	—
Dilutive CSE from purchase plan	471
Dilutive CSE from convertible notes	6,562	—	—
Diluted	223,761	209,041	202,432
Basic net income (loss) per share	$0.08	$(1.71)	$(0.30)
Diluted net income (loss) per share	$0.02	$(1.71)	$(0.30)

The computations of diluted net income (loss) per share for the periods presented excluded the following because the effect would have been antidilutive:

•
4.375% convertible subordinated notes issued in July 2003, which are convertible into shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share. For fiscal 2010, 5.1 million weighted equivalent shares were excluded. For fiscal 2009 and 2008, 36.8 million weighted equivalent shares were excluded.

•
For fiscal 2010, options to purchase 18.8 million weighted average shares were excluded. Options to purchase 25.6 million shares and 28.2 million shares were excluded for fiscal 2009 and 2008, respectively.

•
Unvested restricted stock units of 0.2 million weighted average shares for fiscal 2010 were excluded. Unvested restricted stock units of 6.3 million shares and 4.9 million shares outstanding at March 31, 2009 and 2008, respectively, were excluded.

Note 14: Litigation

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
$8,316

Note 16: Commitments and Contingencies

Lease Commitments

We lease certain facilities under non-cancelable lease agreements. We also have equipment leases for various office equipment. Some of the leases have renewal options ranging from one to ten years and others contain escalation clauses and provisions for maintenance, taxes or insurance. These leases are operating leases.

In February 2006, we leased a campus facility in Colorado Springs, Colorado, comprised of three buildings in three separate operating leases with initial terms of five, seven and 15 years. We negotiated a reduced lease term through November 2009 for a portion of one building, which we subleased to a third party. The future minimum lease payment schedule below includes $33.0 million for this Colorado Springs campus.

Rent expense was $13.8 million, $15.5 million and $17.3 million for fiscal 2010, 2009 and 2008, respectively. Sublease income was $0.7 million, $1.3 million and $1.2 million for fiscal 2010, 2009 and 2008, respectively.

Future minimum lease payments under operating leases and sublease income are as follows (in thousands):

	Lease Payments	Sublease Income
For the year ending March 31,
2011	$14,214	$107
2012	11,237	44
2013	7,021	—
2014	4,972	—
2015	4,743	—
Thereafter	21,159	—
	$63,346	$151

Commitments for Additional Investments

As of March 31, 2010, we had commitments to provide an additional $1.1 million in capital funding towards investments we currently hold in two limited partnership venture capital funds. If the limited partnership venture capital funds make a capital call, we will invest funds as required until our remaining commitments are satisfied.

Commitments to Purchase Inventory

We use contract manufacturers for certain manufacturing functions. Under these arrangements, the contract manufacturer procures inventory to manufacture products based upon our forecast of customer demand. We are responsible for the financial impact on the contract manufacturer of any reduction or product mix shift in the forecast relative to materials that the contract manufacturer had already purchased under a prior forecast. Such a variance in forecasted demand could require a cash payment for finished goods in excess of current customer demand or for costs of excess or obsolete inventory. As of March 31, 2010 and 2009, we had issued non-cancelable purchase commitments for $40.3 million and $48.4 million, respectively, to purchase finished goods from our contract manufacturers and had accrued $0.7 million and $0.5 million as of March 31, 2010 and 2009, respectively, for finished goods in excess of current customer demand or for the costs of excess or obsolete inventory.

Note 17: Geographic and Customer Information

Revenue, attributed to regions based on the location of customers, and long-lived assets, comprised of property and equipment, by region were as follows (in thousands):

	For the year ended March 31,
	2010		2009		2008
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
Americas	$448,830	$22,522	$533,000	$25,787	$645,264	$35,580
Europe	188,367	1,099	218,157	1,610	263,624	2,417
Asia Pacific	44,230	907	57,815	1,156	66,814	1,274
	$681,427	$24,528	$808,972	$28,553	$975,702	$39,271

We had one customer that accounted for 10% or more of our revenue in current and prior years (revenue in millions):

	For the year ended March 31,
	2010		2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Dell	$86.5	13%	$116.6	14%	$155.5	16%

Following are revenues attributable to each of our product groups, services and royalties (in thousands):

	For the year ended March 31,
	2010	2009	2008
Disk backup systems and software solutions	$83,508	$87,574	$49,226
Tape automation systems	263,977	317,907	425,795
Devices and non-royalty media	108,616	151,003	239,816
Service	156,477	164,664	160,920
Royalty	68,849	87,824	99,945
Total Revenue	$681,427	$808,972	$975,702

Note 18: Unaudited Quarterly Financial Data

(In thousands, except per-share data)

	For the year ended March 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$160,340	$174,926	$181,710	$164,451
Gross margin	$61,643	$76,629	$74,716	$67,049
Net income (loss)	$5,008	$11,355	$4,636	$(4,365)
Basic net income (loss) per share	$0.02	$0.06	$0.02	$(0.02)
Diluted net income (loss) per share	$(0.02)	$0.04	$0.02	$(0.02)

	For the year ended March 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$221,791	$215,390	$203,668	$168,123
Gross margin	$74,839	$82,875	$85,786	$60,814
Net loss	$(14,338)	$(3,264)	$(328,776)	$(11,886)
Basic and diluted net loss per share	$(0.07)	$(0.01)	$(1.58)	$(0.05)

Net income for fiscal 2010 included a $12.9 million gain on debt extinguishment, net of costs, of which $11.3 million and $1.6 million were recorded in the first and second quarters of fiscal 2010, respectively. The results of operations for fiscal 2009 included a $339.0 million goodwill impairment charge which was recorded in the third quarter of fiscal 2009.

QUANTUM CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Additions (Releases) charged to expense	Deductions (i)	Balance at end of period
For the year ended:
March 31, 2008	$6,431	$444	$(1,129)	$5,746
March 31, 2009	5,746	569	(4,316)	1,999
March 31, 2010	1,999	(453)	(748)	798

(i) Uncollectible accounts written off, net of recoveries.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of PricewaterhouseCoopers LLP (“PwC”) as described below, for a more complete understanding of the matters presented.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

PwC, our independent registered public accounting firm, has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2010, as set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Non-Audit Services of Independent Auditors

Sections 201 and 202 of the Sarbanes-Oxley Act of 2002 (“the Act”), signed into law on July 30, 2002, require that all audit services and non-audit services by our independent auditors must be pre-approved by our Audit Committee. Furthermore, the Act prohibits an auditor from performing certain non-audit services for an audit client regardless of the Audit Committee’s approval, subject to certain exceptions issued by the Public Company Accounting Oversight Board. All services performed by PwC during fiscal 2010 were approved by our Audit Committee, consistent with our internal policy.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth in our proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2010. For information pertaining to our executive officers, refer to the “Executive Officers of Quantum Corporation” section of Part I, Item 1 of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our website. The Internet address for our website is: http://www.quantum.com, and the code of ethics may be found by clicking “About Us” from the home page and then choosing “Corporate Governance.” Copies of the code are available free upon request by a stockholder.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

We have adopted Corporate Governance Principles, which are available on our website at http://www.quantum.com, where they may be found by clicking “About Us” from the home page and then choosing “Corporate Governance.” Copies of our Corporate Governance Principles are available free upon request by a stockholder. The charters of our Audit Committee, Leadership and Compensation Committee and Corporate Governance and Nominating Committee are also available on our website at http://www.quantum.com, where they may be found by clicking “About Us” from the home page and then choosing “Corporate Governance.” Copies of these committee charters are available free upon request by a stockholder.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2010.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following discloses our equity compensation plan information (securities in thousands):

	Year ended March 31, 2010
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity Compensation Plans approved by stockholders (1)	31,179	$2.00	14,417
Equity Compensation Plans not approved by stockholders (2), (3)	5,264	$2.60	—
	36,443	$2.09	14,417

____________________

(1)	Included in the stockholder approved plans are 5.1 million restricted stock units with a zero purchase price. The weighted average exercise price of outstanding options for stockholder approved plans is $2.39.

(2)	The Supplemental Stock Option Plan (“SSOP”) was terminated April 1, 2003, from which time no new stock options or stock purchase rights will be granted. Outstanding stock options granted under the SSOP prior to April 1, 2003, remain outstanding and continue to be governed by the terms and conditions of the SSOP.

(3)	Advanced Digital Information Corporation’s 1999 Stock Incentive Compensation Plan and 1996 Stock Option Plan were assumed by Quantum on August 22, 2006 according to the terms detailed in the Agreement and Plan of Merger dated May 2, 2006 (“Merger Agreement”). Such outstanding options granted under these plans continue to be governed by the terms and conditions of the respective plan; however, the number of options and exercise prices of the outstanding options were changed in accordance with the formula in the Merger Agreement for the right to purchase Quantum common stock.

We also have an employee stock purchase plan with 9.2 million shares available for issuance that has been approved by stockholders.

The remaining information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2010.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2010.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended March 31, 2010.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the Consolidated Financial Statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

     Investor Relations
     Quantum Corporation
     1650 Technology Drive, Suite 800
     San Jose, California 95110
     (408) 944-4450

     (a) The following documents are filed as a part of this Report:

1.	Financial Statements—Our Consolidated Financials Statements are listed in the Index to Consolidated Financial Statements.

2.	Financial Statement Schedules — Our consolidated valuation and qualifying accounts (Schedule II) financial statement schedule is listed in the Index to Consolidated Financial Statements. All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or the notes hereto.

      (b) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series B Junior Participating Preferred Stock.	S-3	333-109587	4.7	October 9, 2003
3.4	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
10.1	Form of Indemnification Agreement between Registrant and the Named Executive Officers and Directors. *	8-K	001-13449	10.4	April 4, 2007
10.2	Form of Amended and Restated Officer Change of Control Agreement between Registrant and the Executive Officers (other than the Chief Executive Officer). *	8-K	001-13449	10.4	November 15, 2007
10.3	Form of Amended and Restated Chief Executive Officer Change of Control Agreement, between Registrant and the Chief Executive Officer. *	8-K	001-13449	10.3	November 15, 2007
10.4	Form of Amended and Restated Director Change of Control Agreement, between Registrant and the Directors. (Other than the Chairman and the CEO). *	8-K	001-13449	10.5	November 15, 2007
10.5	Amended and Restated 1993 Long-Term Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.1	November 15, 2007
10.6	Form of Restricted Stock Unit Agreement. For U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.3	November 7, 2008
10.7	Form of Restricted Stock Unit Agreement. For non-U.S. employees under the Amended and Restated 1993 Long-Term Incentive Plan. *	10-Q	001-13449	10.4	November 7, 2008
10.8	1993 Long-Term Incentive Plan Form of Stock Option Agreement. *	Schedule TO	005-35818	99(d)(5)	June 4, 2001
10.9	Amended and Restated Nonemployee Director Equity Incentive Plan effective November 10, 2007. *	8-K	001-13449	10.2	November 15, 2007
10.10	Form of Director Grant Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *	8-K	001-13449	10.2	August 23, 2007
10.11	Form of Restricted Stock Unit Agreement under the Amended and Restated Nonemployee Director Equity Incentive Plan, effective November 10, 2007. *	10-Q	001-13449	10.2	November 7, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.12	Amended and Restated Employee Stock Purchase Plan, dated August 18, 2008. *	8-K	001-13449	10.1	August 22, 2008
10.13	Employment Offer Letter, dated August 31, 2006, between Registrant and William C. Britts. *	8-K	001-13449	10.1	September 7, 2006
10.14	Amendment to Employment Offer Letter between Registrant and William C. Britts. *	10-Q	001-13449	10.6	November 7, 2008
10.15	Amendment to Employment Offer Letter between Registrant and William C. Britts.*	10-Q	001-13449	10.3	February 5, 2010
10.16	Employment Offer Letter, dated August 28, 2006, between Registrant and Jon W. Gacek. *	8-K	001-13449	10.3	September 7, 2006
10.17	Amendment to Employment Offer Letter between Registrant and Jon W. Gacek. *	10-Q	001-13449	10.7	November 7, 2008
10.18	Amendment to Employment Offer Letter between Registrant and Jon W. Gacek.*	10-Q	001-13449	10.4	February 5, 2010
10.19	Amendment to Employment Offer Letter between Registrant and Richard E. Belluzzo. *	10-Q	001-13449	10.5	November 7, 2008
10.20	Amendment to Employment Offer Letter between Registrant and Richard E. Belluzzo.*	10-Q	001-13449	10.2	February 5, 2010
10.21	Offer Letter, dated May 25, 2007, between Registrant and Joseph A. Marengi. *	8-K	001-13449	10.1	May 25, 2007
10.22	Senior Secured Credit Agreement, dated July 12, 2007, by and among the Registrant, Credit Suisse, as Collateral Agent, Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto.	10-Q	001-13449	10.8	August 9, 2007
10.23	Security Agreement, dated July 12, 2007, among the Registrant and the other Grantors referred to therein.	10-Q	001-13449	10.9	August 9, 2007
10.24	Amendment No. 1, dated as of April 15, 2009, to Senior Secured Credit Agreement, dated July 12, 2007, by and among the Registrant, Credit Suisse, as Administrative Agent, and the Lenders thereto.	8-K	001-13449	10.1	April 16, 2009
10.25	Offer Letter of Mr. Bruce A. Pasternack, dated July 12, 2007. *	8-K	001-13449	10.1	July 18, 2007
10.26	Offer Letter of Mr. Dennis P. Wolf, dated July 12, 2007. *	8-K	001-13449	10.2	July 18, 2007
10.27	Agreement for Purchase and Sale of Real Property, dated as November 18, 2005, among Registrant, SELCO Service Corporation and CS/Federal Drive LLC, as amended by Amendments 1 through 6.	8-K	001-13449	10.1	February 10, 2006
10.28	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building A).	8-K	001-13449	10.2	February 10, 2006
10.29	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building B).	8-K	001-13449	10.3	February 10, 2006

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.30	Lease Agreement, dated February 6, 2006, between Registrant and CS/Federal Drive AB LLC (for Building C).	8-K	001-13449	10.4	February 10, 2006
10.31	Patent Cross License Agreement, dated February 27, 2006, between Registrant and Storage Technology Corporation.	8-K	001-13449	10.1	March 3, 2006
10.32	Tax Sharing and Indemnity Agreement by and among Registrant, Maxtor Corporation and Insula Corporation, dated April 2, 2001.	8-K	001-13449	10.1	December 29, 2004
10.33	Mutual General Release and Global Settlement Agreement, dated as of December 23, 2004, between Maxtor Corporation and Registrant.	10-Q	001-13449	10.4	February 2, 2005
10.34	Offer Letter, dated August 20, 2007, between Registrant and Paul Auvil. *	8-K	001-13449	10.1	August 29, 2007
10.35	Senior Subordinated Term Loan Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC International Company.	8-K	001-13449	10.1	June 9, 2009
10.36	Warrant Purchase Agreement, dated as of June 3, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 9, 2009
10.37	First Amendment to the Purchase Agreement, dated as of June 17, 2009, by and between Quantum Corporation and EMC Corporation.	8-K	001-13449	10.1	June 23, 2009
10.38	Supplemental Senior Subordinated Term Loan Agreement dated as of June 29, 2009, by and between Quantum Corporation and EMC International Company.	8-K	001-13449	10.1	July 1, 2009
10.39	Note Purchase Agreement, dated as of June 26, 2009, by and between Quantum Corporation and Tennenbaum Multi-Strategy Master Fund.	8-K	001-13449	10.2	July 1, 2009
10.40	Amended and Restated Employee Stock Purchase Plan, dated January 1, 2010.	8-K	001-13449	10.1	January 6, 2010
12.1	Ratio of Earnings to Fixed Charges. ‡
21	Quantum Subsidiaries. ‡
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. ‡
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP. ‡

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
24	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

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

Dated: June 11, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on June 11, 2010.

Signature		Title
/s/	RICHARD E. BELLUZZO	Chairman of the Board and Chief Executive Officer
Richard E. Belluzzo		(Principal Executive Officer)

/s/	JON W. GACEK	Executive Vice President, Chief Financial Officer
Jon W. Gacek		and Chief Operating Officer
(Principal Financial and Accounting Officer)

/s/	PAUL R. AUVIL III	Director
Paul R. Auvil III

/s/	MICHAEL A. BROWN	Director
Michael A. Brown

/s/	THOMAS S. BUCHSBAUM	Director
Thomas S. Buchsbaum

/s/	EDWARD M. ESBER, JR.	Director
Edward M. Esber, Jr.

/s/	ELIZABETH A. FETTER	Director
Elizabeth A. Fetter

/s/	JOSEPH A. MARENGI	Director
Joseph A. Marengi

/s/	BRUCE A. PASTERNACK	Director
Bruce A. Pasternack

/s/	DENNIS P. WOLF	Director
Dennis P. Wolf