Form 10-Q
period 2010-06-30
QUANTUM CORP /DE/
filed 2010-08-06
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of the close of business on July 30, 2010, 217.7 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	June 30, 2010	June 30, 2009
Product revenue	$108,454	$105,224
Service revenue	38,637	38,902
Royalty revenue	16,134	16,214
Total revenue	163,225	160,340
Cost of product revenue	70,635	72,086
Cost of service revenue	25,136	26,611
Total cost of revenue	95,771	98,697
Gross margin	67,454	61,643
Operating expenses:
Research and development	18,122	16,532
Sales and marketing	30,078	27,293
General and administrative	15,483	14,505
Restructuring charges (benefit)	(83)	3,110
	63,600	61,440
Income from operations	3,854	203
Interest income and other, net	(32)	4
Interest expense	(6,115)	(5,651)
Gain on debt extinguishment, net of costs	—	11,290
Income (loss) before income taxes	(2,293)	5,846
Income tax provision	403	838
Net income (loss)	$(2,696)	$5,008

Net income (loss) per share:
Basic	$(0.01)	$0.02
Diluted	(0.01)	(0.02)

Income (loss) for purposes of computing net income (loss) per share:
Basic	$(2,696)	$5,008
Diluted	(2,696)	(5,592)

Weighted average common and common equivalent shares:
Basic	215,448	210,257
Diluted	215,448	226,046

See accompanying notes to Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$97,288	$114,947
Restricted cash	1,813	1,896
Accounts receivable, net of allowance for doubtful accounts of $693 and $798, respectively	105,549	103,397
Manufacturing inventories, net	56,043	54,080
Service parts inventories, net	50,321	53,217
Deferred income taxes	7,746	7,907
Other current assets	14,399	14,500
Total current assets	333,159	349,944

Long-term assets:
Property and equipment, less accumulated depreciation	23,652	24,528
Intangible assets, less accumulated amortization	64,026	73,092
Goodwill	46,770	46,770
Other long-term assets	9,654	9,809
Total long-term assets	144,102	154,199
	$477,261	$504,143
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$52,099	$56,688
Accrued warranty	5,815	5,884
Deferred revenue, current	80,864	94,921
Current portion of long-term debt	1,884	1,884
Current portion of convertible subordinated debt	22,099	22,099
Accrued restructuring charges	2,446	3,795
Accrued compensation	26,921	31,237
Income taxes payable	1,874	2,594
Other accrued liabilities	22,872	23,555
Total current liabilities	216,874	242,657

Long-term liabilities:
Deferred revenue, long-term	29,595	30,724
Deferred income taxes	8,660	8,676
Long-term debt	305,428	305,899
Other long-term liabilities	7,409	7,444
Total long-term liabilities	351,092	352,743

Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 216,041 and 214,946 shares issued and
outstanding at June 30, 2010 and March 31, 2010, respectively	2,160	2,149
Capital in excess of par value	365,013	361,374
Accumulated deficit	(463,825)	(461,129)
Accumulated other comprehensive income	5,947	6,349
Total stockholders’ deficit	(90,705)	(91,257)
	$477,261	$504,143

See accompanying notes to Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$(2,696)	$5,008
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,974	3,288
Amortization	9,477	9,840
Service parts lower of cost or market adjustment	4,458	3,026
Gain on debt extinguishment	—	(13,077)
Deferred income taxes	156	(146)
Share-based compensation	3,042	2,138
Changes in assets and liabilities:
Accounts receivable, net	(2,152)	19,342
Manufacturing inventories, net	(3,204)	4,183
Service parts inventories, net	(321)	1,845
Accounts payable	(4,559)	5,690
Accrued warranty	(69)	(544)
Deferred revenue	(15,185)	5,078
Accrued restructuring charges	(1,351)	(32)
Accrued compensation	(4,136)	(3,712)
Income taxes payable	(623)	(1,714)
Other assets and liabilities	(1,520)	(7,047)
Net cash provided by (used in) operating activities	(15,709)	33,166

Cash flows from investing activities:
Purchases of property and equipment	(2,193)	(1,916)
Decrease in restricted cash	72	16
Return of principal from other investment	95	—
Net cash used in investing activities	(2,026)	(1,900)

Cash flows from financing activities:
Borrowings of long-term debt, net	—	73,872
Repayments of long-term debt	(471)	(40,521)
Repayments of convertible subordinated debt	—	(74,104)
Payment of taxes due upon vesting of restricted stock	(429)	(57)
Proceeds from issuance of common stock, net	1,037	—
Net cash provided by (used in) financing activities	137	(40,810)

Effect of exchange rate changes on cash and cash equivalents	(61)	163

Net decrease in cash and cash equivalents	(17,659)	(9,381)
Cash and cash equivalents at beginning of period	114,947	85,532
Cash and cash equivalents at end of period	$97,288	$76,151

See accompanying notes to Consolidated Financial Statements.

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

Note 2: BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Consolidated Balance Sheet as of March 31, 2010 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2010 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 11, 2010. Restricted cash has been separated from cash and cash equivalents in prior periods to conform to current period presentation in the Condensed Consolidated Balance Sheets. Prior period impacts of foreign exchange rate changes on cash and cash equivalents and changes in restricted cash have been reclassified to conform to current period presentation in the Condensed Consolidated Statements of Cash Flows. These reclassifications had no impact on income from operations, net income (loss) or total assets.

Note 3: SIGNIFICANT ACCOUNTING POLICIES; NEW ACCOUNTING STANDARDS

Except for the revenue recognition policy updates described below, the significant accounting policies used in the preparation of our Condensed Consolidated Financial Statements are unchanged and are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 11, 2010.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple deliverable revenue arrangements which changed how the deliverables in an arrangement should be separated and how the consideration should be allocated using the relative selling price method. This guidance requires an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”) and eliminates the use of the residual method except as allowed for in specific software revenue guidance.

Also in October 2009, the FASB issued guidance which amended the scope of software revenue recognition guidance. Tangible products containing software and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance and are accounted for based on other applicable revenue recognition guidance. In addition, this amendment requires that hardware components of a tangible product containing software be excluded from the software revenue guidance.

We elected to early adopt these standards at the beginning of our first fiscal quarter of 2011 on a prospective basis for applicable transactions originating or materially modified after April 1, 2010. The adoption of these standards did not have a material impact on our financial position or results of operations for the three months ended June 30, 2010.

Our multiple deliverable arrangements may include any combination of hardware and software products that may be sold with services such as customer field support agreements and installation. The nature and terms of these multiple deliverable arrangements will vary based on customer needs. For arrangements that consist of multiple deliverables, hardware and software products are generally delivered in one reporting period and the services are generally delivered across multiple reporting periods, either according to the terms of the arrangement or upon completion of the service. Our arrangements generally do not include any provisions for cancellation, termination or refunds that would significantly impact revenue recognition.

We evaluate each deliverable in an arrangement to determine whether they represent separate units of accounting using the following criteria: the delivered item has value to the customer on a standalone basis; and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of any undelivered item is considered probable and substantially in the control of the company. We consider a deliverable to have standalone value if the product or service is sold separately or could be sold on a standalone basis. Further, our revenue arrangements typically do not include a general right of return relative to the delivered products. If these criteria are met for each deliverable in the arrangement, consideration is allocated to the separate units of accounting based on each unit’s relative selling price as described below. If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being deferred until the earlier of when such criteria are met, when the last undelivered element is delivered or ratably over the contract term as appropriate.

To properly allocate revenue for these multiple deliverable arrangements we initially allocate the separately stated contract price to the hardware customer field support agreement and then allocate the remaining revenue to each deliverable based on the selling price hierarchy using VSOE, TPE or ESP. We have VSOE for installations and assign ESP for the products. VSOE is determined by the price charged when the service is sold separately and ESP is the price at which we would transact a sale if the product or service were regularly sold on a standalone basis. We determine ESP by considering our discounting and internal pricing practices, external market conditions and competitive positioning for similar offerings.

There have not been any accounting pronouncements issued during the first quarter of fiscal 2011 that we expect will materially impact our results of operations or financial condition. However, the Financial Accounting Standards Board issued several exposure drafts during the first quarter of fiscal 2011 that have the potential to impact our results of operations and statements of financial position if finalized. We are evaluating these various proposals for both potential implementation issues and their accounting impact.

Note 4: FAIR VALUE

Following is a summary table of assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	As of June 30, 2010	As of March 31, 2010
Assets:
Money market funds	$91,725	$108,485
Deferred compensation investments	1,096	1,154
Liabilities:
Deferred compensation liabilities	1,096	1,154

The above fair values are based on quoted market prices at the respective balance sheet dates. Following are the fair values of assets and liabilities measured and recorded at fair value on a recurring basis by input level as of June 30, 2010 (in thousands):

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$91,725	$—	$91,725
Deferred compensation investments	—	1,096	—	1,096
Liabilities:
Deferred compensation liabilities	—	1,096	—	1,096

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, intangible assets and goodwill. We did not have any non-recurring assets measured at fair value in the first quarter of fiscal 2011 or 2010. We do not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value and fair value of these financial liabilities at June 30, 2010 and March 31, 2010 were as follows (in thousands):

	As of June 30, 2010		As of March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Suisse term loan(1)	$185,595	$174,459	$186,066	$175,832
EMC term loans(2)	121,717	134,988	121,717	138,301
Convertible subordinated notes(3)	22,099	21,947	22,099	21,547
(1)	Fair value based on non-binding broker quotes using current market information.
(2)	Fair value based on publicly traded debt with comparable terms.
(3)	Fair value based on quoted market prices.

Note 5: MANUFACTURING INVENTORIES AND SERVICE PARTS INVENTORIES

Manufacturing inventories, net and service parts inventories, net consisted of the following (in thousands):

	June 30, 2010	March 31, 2010
Manufacturing inventories, net:
Finished goods	$25,243	$24,040
Work in process	3,535	3,869
Materials and purchased parts	27,265	26,171
	$56,043	$54,080
Service parts inventories, net:
Finished goods	$28,381	$30,073
Component parts	21,940	23,144
	$50,321	$53,217

Note 6: GOODWILL AND INTANGIBLE ASSETS

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the first quarter of fiscal 2011 and 2010, we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable intangible assets, and determined there were none.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	As of June 30, 2010			As of March 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,167	$(167,135)	$21,032	$188,167	$(161,488)	$26,679
Trademarks	27,260	(25,709)	1,551	27,260	(25,506)	1,754
Non-compete agreements	500	(393)	107	500	(368)	132
Customer lists	106,419	(65,083)	41,336	106,419	(61,892)	44,527
	$322,346	$(258,320)	$64,026	$322,346	$(249,254)	$73,092

Total intangible amortization expense was $9.0 million for both the first quarter of fiscal 2011 and 2010.

Note 7: ACCRUED WARRANTY

The following table details the change in the accrued warranty balance (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
Beginning balance	$5,884	$11,152
Additional warranties issued	2,622	1,678
Adjustments for warranties issued in prior fiscal years	391	915
Settlements	(3,082)	(3,137)
Ending balance	$5,815	$10,608

We generally warrant our products against defects from 12 to 36 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair including materials consumed in the repair, labor and overhead amounts necessary to perform the repair. If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs to repair were to differ significantly from our estimates, we record the impact of these unforeseen cost differences in subsequent periods.

Note 8: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

Debt balances consisted of the following (in thousands):

	June 30, 2010	March 31, 2010
Convertible subordinated debt	$22,099	$22,099
Credit Suisse term loan	185,595	186,066
EMC term loans	121,717	121,717
	$329,411	$329,882

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

Note 9: RESTRUCTURING CHARGES

In fiscal 2010 and continuing in fiscal 2011, restructuring actions that consolidated operations supporting the business were undertaken to improve operational efficiencies and to adapt our operations in recognition of economic conditions. The types of restructuring expense (benefit) for the three months ended June 30, 2010 and 2009 were (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
By expense (benefit) type
Severance and benefits	$555	$327
Facilities	(638)	2,982
Other	—	(199)
	$(83)	$3,110

Fiscal 2011

During the first quarter of fiscal 2011, severance and benefits restructuring expenses were due to eliminating additional positions worldwide across all operating functions. The net reversal of facility restructuring charges in the first quarter of fiscal 2011 was primarily due to negotiating settlements for lease liabilities on two vacated facilities in the U.S. for amounts lower than the outstanding lease contracts.

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

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	For the three months ended June 30, 2010
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2010	$494	$3,301	$3,795
Restructuring charges	555	47	602
Reversals	—	(685)	(685)
Cash payments	(550)	(716)	(1,266)
Balance as of June 30, 2010	$499	$1,947	$2,446

	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Fiscal 2011	$499	$1,220	$1,719
Fiscal 2012	—	727	727
	$499	$1,947	$2,446

Note 10: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Overview

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers and affiliates. The Plans have 110.6 million shares of stock authorized of which 14.5 million shares of stock were available for grant as of June 30, 2010.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. There were 9.2 million shares available for issuance as of June 30, 2010.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
Share-based compensation:
Cost of revenue	$460	$300
Research and development	749	638
Sales and marketing	885	458
General and administrative	948	742
	$3,042	$2,138
Share-based compensation by type of award:
Stock options	$1,104	$403
Restricted stock	1,461	1,735
Stock purchase plan	477	—
	$3,042	$2,138

Stock Options

The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the first quarter of fiscal 2011 and 2010 were based on estimates at the date of grant as follows:

	Three Months Ended
	June 30, 2010	June 30, 2009
Options life (in years)	4.2	3.9
Risk-free interest rate	2.02%	1.61%
Stock price volatility	106.75%	105.95%
Dividend yield	—	—
Weighted-average grant date fair value	$1.96	$0.70

Restricted Stock

The fair value of the restricted stock units granted is the intrinsic value as of the respective grant date since the restricted stock units are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock units granted during the first quarter of fiscal 2011 and 2010 were $2.86 and $1.17, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. No rights to purchase shares were granted during the first quarter of fiscal 2011 or 2010.

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2010	31,329	$2.40
Granted	204	2.66
Exercised	(696)	1.49
Forfeited	(190)	1.47
Expired	(347)	10.50
Outstanding as of June 30, 2010	30,300	$2.34	3.98	$9,768
Vested and expected to vest at June 30, 2010	29,227	$2.38	3.90	$8,882
Exercisable as of June 30, 2010	19,460	$2.91	2.99	$1,761

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2010	5,135	$1.64
Granted	563	2.86
Vested	(588)	1.18
Forfeited	(133)	1.86
Nonvested at June 30, 2010	4,977	$1.83

Note 11: INCOME TAXES

Income tax provision for the first quarter of fiscal 2011 and 2010 was $0.4 million and $0.8 million, respectively, and reflects expenses for foreign income taxes and state taxes.

Note 12: NET INCOME (LOSS) PER SHARE

Equity Instruments Outstanding

We have granted stock options and restricted stock units under our Plans that, upon exercise and vesting, respectively, would increase shares outstanding. We issued 4.375% convertible subordinated notes which are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.35 per share. These notes, if converted, would increase shares outstanding. We issued a warrant to purchase 10 million shares of our common stock that, in the event of a change of control of Quantum, vests and would be exercisable. Upon exercise, warrants would increase shares outstanding.

Net Income (Loss) per Share

The following is the computation of basic and diluted net income (loss) per share (in thousands, except per-share data):

	Three Months Ended
	June 30, 2010	June 30, 2009
Net income (loss)	$(2,696)	$5,008
Interest on dilutive notes	—	690
Gain on debt extinguishment, net of costs	—	(11,290)
Net loss for purposes of computing net loss per diluted share	$(2,696)	$(5,592)
Weighted average shares and common share equivalents (“CSE”):
Basic	215,448	210,257
Dilutive CSE from stock plans	—	1,253
Dilutive CSE from convertible notes	—	14,536
Diluted	215,448	226,046
Basic net income (loss) per share	$(0.01)	$0.02
Diluted net loss per share	(0.01)	(0.02)

The computations of diluted net loss per share for the periods presented exclude the following because the effect would have been anti-dilutive:

•	4.375% convertible subordinated notes issued in July 2003, which are convertible into shares of Quantum common stock (229.885 shares per $1,000 note) at a conversion price of $4.35 per share. At June 30, 2010 and 2009, weighted equivalent shares of 5.1 million and 16.7 million, respectively, were excluded.
•	Options to purchase 11.5 million and 24.6 million weighted average shares at June 30, 2010 and 2009, respectively, were excluded.
•	Unvested restricted stock units of 0.4 million and 1.9 million weighted average shares at June 30, 2010 and 2009, respectively, were excluded.

Note 13: COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of tax, if any, for the three months ended June 30, 2010 and 2009 was (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
Net income (loss)	$(2,696)	$5,008
Net unrealized gains on revaluation of long-term intercompany balance	215	875
Foreign currency translation adjustment	(617)	(71)
Total comprehensive income (loss)	$(3,098)	$5,812

Note 14: SUBSEQUENT EVENT

On July 30, 2010, we paid $22.1 million plus $0.5 million in accrued and unpaid interest to redeem the outstanding convertible subordinated notes (“the notes”) in accordance with the contractual terms at maturity. The notes matured August 1, 2010. We funded this payment with cash on hand.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our revenue, gross margin and operating expense performance for the second quarter of fiscal 2011; (2) our expectations relating to growing our disk systems, software and service revenues; (3) our research and development plans and focuses; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for at least the next 12 months; (6) our expectations regarding our ongoing efforts to control our cost structure; (7) our expectations about the timing and maximum amounts of our future contractual payment obligations; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (9) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) the successful execution of our strategy to expand our businesses in new directions; (6) our ability to successfully introduce new products; (7) our ability to capitalize on changes in market demand; (8) our ability to achieve anticipated gross margin levels; (9) the availability of credit on terms that are acceptable to us; and (10) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and retention issues more easily, effectively and securely. In addition, we have the global scale and scope to support our worldwide customer base. As a pioneer in disk-based data protection, we have a broad portfolio of disk system solutions featuring deduplication and replication technology. We have products spanning from entry-level autoloaders to enterprise libraries, and are a major supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We offer a full range of service with support available in more than 100 countries.

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

We launched a number of new products in the prior year and believe we are positioned for stronger performance in fiscal 2011 through revenue growth from the combination these and additional new products as well as increasing our engagement with channel partners. We believe our product portfolio provides us with a competitive advantage and establishes the foundation for building revenue momentum. Capitalizing on this opportunity by growing revenue and continuing to improve our competitive position is our priority in fiscal 2011. Specifically, for fiscal 2011 our goals are:

•	To gain share in the open systems tape automation market;
•	To increase revenue from disk systems and software solutions; and
•	To deliver new technology in order to extend our ability to grow.

In order to achieve our goals, we are focused on three primary objectives. These objectives are to continue to extend and improve our product portfolio by delivering new products, to expand our position with the VAR channel and to further invest in our technology platform. In addition, we are working to build a more diverse revenue foundation to provide greater revenue stability and growth potential to minimize the exposure we have to economic downturns by achieving our goals and objectives. With our current mix of revenue streams, we continue to be exposed to economic downturns and our results for the first quarter of fiscal 2011 reflected this exposure. In addition, revenue streams based on large orders can result in variability in quarterly revenue and was apparent this quarter due to delayed sales, especially in Europe, Middle East and Africa (“EMEA”). We had a slower than expected ramp of sales for midrange products in the channel and we are addressing this. We believe that establishing a strong position with the VAR channel will provide a larger, more stable revenue stream from midrange product sales and will help minimize the variability from large transactions and economic conditions in the future.

In regard to our goal to gain share in the open systems tape automation market, our efforts in the first quarter of fiscal 2011 enabled us to have a strong quarter in acquiring new enterprise tape customers. We increased revenue from disk systems and software solutions by 86% compared to the first quarter of fiscal 2010. We also had several product releases during the first quarter of fiscal 2011 described in more detail below. We extended our position with the VAR channel, in part due to availability of these new products, and we continued to invest research and development resources in our technology platform during the first quarter of fiscal 2011.

In April 2010, we announced a new enterprise tape library, the Scalar i6000, designed to meet the challenges of high data growth while facilitating tape consolidation in tiered storage environments. The Scalar i6000 provides a significant increase in capacity, high availability and enhanced security over the previous generation enterprise library and incorporates the company's next-generation iLayer software. This combination of enhanced capabilities and intelligence provides enterprise customers with a long-term archive and data retention solution optimized for the evolving role of tape in data protection. Also in April 2010, we released version 4.0 of the Quantum Vision™ software, which supports a tiered storage strategy by enhancing centralized monitoring and reporting of Scalar tape libraries and DXi-Series disk systems and deduplication products.

In May 2010, we released the DXi4500 family of products comprised of two turnkey disk appliances designed to work with the leading backup software packages to provide non-disruptive deduplication for small and medium-size businesses and remote offices to simply and cost-effectively address their backup needs. Both DXi4500 models are bundled with DXi software to support backup, including in VMware environments, deduplication and replication. In addition, the DXi4500 products are optimized for sales through channel partners.

We anticipate these recently introduced product offerings as well as the other components of our product portfolio will expand our market opportunities and enable us to create a revenue mix that provides both revenue stability and growth. We continue to work with our channel partners to take advantage of opportunities to reach end customers that have historically chosen competitor products, but due to consolidation in the market and resulting actions by competitors, we believe are more likely to select our products and solutions.

Although the deduplication and replication market is growing in this mixed economic environment, there remains a risk that demand for backup, storage and archive solutions could soften in certain geographies, especially in Europe, as our customers carefully manage their IT investments. We continue to pursue enterprise opportunities where we are best advantaged and are working to grow our midrange channel around the DXi6500 product family. Combined with the other elements of our go-to-market efforts for tape automation systems and also for software solutions, we believe this will create a more balanced revenue mix that will allow us to build a more profitable, growing business.

Results

Total revenue for the first quarter of fiscal 2011 increased $2.9 million to $163.2 million from $160.3 million in the first quarter of fiscal 2010 primarily reflecting growth in disk systems and software solutions, mostly offset by expected reductions of devices and media sales and lower than expected branded tape automation system sales in the U.S. and in EMEA. Although revenue increased from the prior year, revenue was lower than we had targeted for the first quarter of fiscal 2011 which we believe was primarily due to economic uncertainty in Europe causing customers to reduce overall spending by canceling or delaying purchases. Revenue from disk systems and software solutions increased $14.4 million in the first quarter of fiscal 2011 compared to prior year period primarily due to more than doubling sales of our branded DXi-series disk products in addition to increased OEM DXi software revenue recognized in accordance with contractual requirements. Disk systems and software solutions increased to 19% of total revenue and to 29% of product revenue in the first quarter of fiscal 2011 from 11% of total revenue and 16% of product revenue in the first quarter of fiscal 2010.

Gross margin increased 290 basis points and product gross margin increased 340 basis points compared to the first quarter of fiscal 2010 largely due to this shift in our revenue mix and, to a lesser extent, cost reductions. Branded sales comprised 73% of non-royalty revenue for the first quarter of fiscal 2011 compared to 71% for the first quarter of fiscal 2010. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM DXi software revenue provides one of our highest product margins. Service gross margin increased 330 basis points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to decreased external service provider expense from the combination of decreased volumes to these vendors, negotiating lower rates and the mix of services for OEM repairs and for our branded products under contract.

Operating expenses increased 3.5% to $63.6 million for the first quarter of fiscal 2011 from $61.4 million in the prior year primarily from increased sales and marketing expenses and investments in research and development, partially offset by decreased restructuring expenses. Sales and marketing expenses increased due to higher marketing expenses related to our go-to-market efforts for our new products as well as commissions from increased branded sales. Research and development expense increased due to hiring additional engineers in our disk systems and software development teams to extend and improve our product portfolio. Partially offsetting these increases were lower restructuring charges primarily due to facility consolidations in the prior year that were not repeated in the first quarter of fiscal 2011.

We are focused on growing the company to increase operating profits. Operating profit increased $3.7 million and we had a 2.4% operating margin for the first quarter of fiscal 2011 compared to breakeven for the first quarter of fiscal 2010. Interest expense increased $0.5 million primarily due to higher interest rates on the term debt that replaced the convertible subordinated debt we held in the prior year.

Although we had increased revenue, gross margin and operating profit in the first quarter of fiscal 2011 than the prior year, interest expense was higher than operating profit, resulting in a net loss of $2.7 million for the first quarter of fiscal 2011. In addition, we used $15.7 million of cash in operations in the first quarter of fiscal 2011 primarily due to the final utilization of an OEM DXi software prepayment. We ended the June 30, 2010 quarter with $99.1 million in cash, cash equivalents and restricted cash.

For the second quarter of fiscal 2010, we anticipate total revenue between $165.0 million and $180.0 million, slightly lower gross margin and increased operating expenses commensurate with revenue increases from the first quarter of fiscal 2011.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	June 30, 2010	% of revenue	June 30, 2009	% of revenue	Change	% Change
Product revenue	$108,454	66.4%	$105,224	65.6%	$3,230	3.1%
Service revenue	38,637	23.7%	38,902	24.3%	(265)	(0.7)%
Royalty revenue	16,134	9.9%	16,214	10.1%	(80)	(0.5)%
Total revenue	$163,225	100.0%	$160,340	100.0%	$2,885	1.8%

Total revenue increased in the first quarter of fiscal 2011 reflecting improved global economic conditions compared to the prior year, including significant strength in Asia Pacific and in a number of areas in North America. However, as noted earlier, revenue increases for the first quarter of fiscal 2011 were lower than expected, primarily due to canceled or delayed sales across all of our product lines from economic uncertainty in Europe. Although we remain cautious about the market in Europe due to the uncertain economic environment and typical seasonality in EMEA in the second quarter of fiscal 2011, we anticipate total revenue for the second quarter of fiscal 2011 will increase compared to the first quarter of fiscal 2011. We project revenue growth for our branded products in the second quarter of fiscal 2011, primarily from disk systems and software solutions as well as tape automation systems.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, increased $3.2 million for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, due to increased sales of our disk systems and software solutions, partially offset by decreases in devices and media sales and tape automation systems revenue. Revenue from sales of branded products increased 6% while sales of products to our OEM customers decreased as expected in the first quarter of fiscal 2011 compared to the prior year.

	Three Months Ended
(In thousands)	June 30, 2010	% of revenue	June 30, 2009	% of revenue	Change	% Change
Disk systems and software solutions	$31,257	19.1%	$16,840	10.5%	$14,417	85.6%
Tape automation systems	56,686	34.7%	61,144	38.1%	(4,458)	(7.3)%
Devices and non-royalty media	20,511	12.6%	27,240	17.0%	(6,729)	(24.7)%
Total revenue	$108,454	66.4%	$105,224	65.6%	$3,230	3.1%

As noted earlier, a primary goal for fiscal 2011 is to grow revenue from disk systems and software solutions, and our efforts, combined with OEM DXi software revenue recognized in accordance with contractual requirements, produced an 86% increase compared to the first quarter of fiscal 2010. Sales of our enterprise disk systems increased more than midrange disk system sales increased compared to the prior year period. As a result of these revenue increases, disk systems and software solutions comprised a greater proportion of both product revenue and total revenue in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. We expect revenue from our disk systems and software solutions to be a significant driver of growth in the remainder of fiscal 2011. We believe the market opportunity for these products is large, and that our products and solutions, including the product offerings introduced in the last year, fulfill a need for our channel partners.

Tape automation systems revenue decreased 7% from the first quarter of fiscal 2010 primarily due to decreased branded enterprise tape automation systems sales in North America. We had anticipated higher tape automation system revenue in both North America and EMEA for the first quarter of fiscal 2011. This decrease was tempered by increased branded tape automation systems revenue in Asia in the first quarter of fiscal 2011 compared to the prior year period. In addition, sales of the newer Scalar i40 and Scalar i80 products in the first quarter of fiscal 2011 more than replaced revenue from our legacy entry-level tape automation systems, increasing overall entry-level tape automation systems revenue by over 40% compared to the first quarter of fiscal 2010. Tape automation systems revenue from OEM customers was approximately the same in the first quarter of fiscal 2011 as the prior year.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined 25% to $20.5 million compared to the first quarter of fiscal 2010, primarily due to anticipated decreases in sales of older OEM technology devices that reached or are nearing end of life. Revenue from OEM devices decreased to less than $1.0 million in the first quarter of fiscal 2011 and has become an insignificant part of our overall revenue mix. We continue to be strategic in media sales opportunities and have not pursued media revenues that do not provide sufficient margins. Media revenue decreases were consistent with our expectations and were 20% lower than the first quarter of fiscal 2010.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Sales of hardware service contracts are typically purchased by our customers to extend the warranty or to provide faster service response time, or both. Service revenue was approximately the same as the first quarter of fiscal 2010. We continued to increase service revenue from our branded products, which was offset by decreased OEM product repair services and to a lesser extent reduced hardware service contract revenues from our OEM customers.

Royalty Revenue

Tape media royalties were slightly lower in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily due to lower media unit sales sold by media licensees. Royalties from maturing DLT media decreased slightly more than LTO media royalty increases in the three months ended June 30, 2010 compared to the prior year.

Gross Margin

	Three Months Ended
(In thousands)	June 30, 2010	Gross margin %	June 30, 2009	Gross margin %	Change	% Change
Product gross margin	$37,819	34.9%	$33,138	31.5%	$4,681	14.1%
Service gross margin	13,501	34.9%	12,291	31.6%	1,210	9.8%
Royalty gross margin	16,134	100.0%	16,214	100.0%	(80)	(0.5)%
Gross margin	$67,454	41.3%	$61,643	38.4%	$5,811	9.4%

The 290 basis point increase in gross margin percentage during the three months ended June 30, 2010 compared to the prior year was largely due to a shift in our revenue mix toward higher margin revenues. We emphasized sales growth of our disk systems and software solutions which increased to 19% of revenue in the first quarter of fiscal 2011 compared to 11% of revenue in the prior year. Gross margins were also favorably impacted by cost-saving initiatives implemented in the current quarter and prior periods. In addition, we had a higher proportion of our product sales through branded channels compared to the first quarter of fiscal 2010. Branded sales comprised 73% of non-royalty revenue for the first quarter of fiscal 2011 compared to 71% for the first quarter of fiscal 2010. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM DXi software revenue provides one of our highest product margins. In the second quarter of fiscal 2011, we expect gross margin to be slightly lower than the first quarter of fiscal 2011, primarily due to revenue mix changes resulting from decreased OEM DXi software revenue in the second quarter of fiscal 2011.

Product Margin

Our product gross margin dollars increased $4.7 million, or 14%, and product gross margin rate increased 340 basis points largely due to the shift in our revenue mix toward higher margin revenues. We had a higher proportion of revenue from disk systems and software solutions and a lower proportion of revenue from lower margin devices and media in the first quarter of fiscal 2011 compared to the prior year. Cost cutting measures implemented during the quarter and in the prior fiscal year also contributed to improved product gross margins compared to the first quarter of fiscal 2010.

Service Margin

Service gross margin dollars increased $1.2 million, or 10%, and service gross margin percentage increased 330 basis points primarily due to a decrease in external service provider expense compared to the prior year due to a combination of decreased volumes to these vendors, negotiating lower rates and the mix of services for OEM repairs and for our branded products under contract. Volume decreases to external service providers were due in part to repairing certain product lines in our facilities during the first quarter of fiscal 2011 that previously were repaired by external service providers.

Research and Development Expenses

	Three Months Ended
(In thousands)	June 30, 2010	% of revenue	June 30, 2009	% of revenue	Change	% Change
Research and development	$18,122	11.1%	$16,532	10.3%	$1,590	9.6%

The increase in research and development expenses compared to the first quarter of fiscal 2010 was due to a $1.6 million increase in salaries and benefits primarily due to additional headcount in our disk systems and software development teams for new product development efforts.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	June 30, 2010	% of revenue	June 30, 2009	% of revenue	Change	% Change
Sales and marketing	$30,078	18.4%	$27,293	17.0%	$2,785	10.2%

The increase in sales and marketing expense for the three months ended June 30, 2010 was primarily due to a $1.1 million increase in marketing and advertising expenses related to new product introductions in fiscal 2011 compared to the prior year. We also had a $1.0 million increase in salaries and benefits primarily due to higher commissions from increased branded revenue as well as slightly higher benefit costs. During the first quarter of fiscal 2011, we began a series of new marketing campaigns heavily focused on our installed base and we are also engaging with key channel partners to extend these marketing activities to their customer bases. We believe these programs will help us gain greater revenue momentum with both end users and the channel.

General and Administrative Expenses

	Three Months Ended
(In thousands)	June 30, 2010	% of revenue	June 30, 2009	% of revenue	Change	% Change
General and administrative	$15,483	9.5%	$14,505	9.0%	$978	6.7%

The $1.0 million increase in general and administrative expenses for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to benefits received in the prior year that were not repeated. These included $0.4 million more in bad debt recoveries in first quarter of fiscal 2010 and $0.3 million in insurance refunds received in the prior year. We also had a $0.3 million increase in IT and communications expense compared to the first quarter of fiscal 2010.

Restructuring Charges (Benefit)

	Three Months Ended
(In thousands)	June 30, 2010	% of revenue	June 30, 2009	% of revenue	Change	% Change
Restructuring charges (benefit)	$(83)	(0.1)%	$3,110	1.9%	$(3,193)	n/m

The $3.2 million decrease in restructuring charges was primarily due to facility restructuring expenses in first quarter of fiscal 2010 from vacating and accruing the remaining contractual lease payments on a U.S. facility compared to a minimal restructuring benefit in the first quarter of fiscal 2011. During the first quarter of fiscal 2011, we negotiated settlements on two vacant facilities in the U.S. for amounts lower than the outstanding lease contracts, mostly offset by severance for positions eliminated worldwide across all operating functions. For additional information, refer to Note 9 “Restructuring Charges.” Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps.

Interest Expense

	Three Months Ended
(In thousands)	June 30, 2010	% of revenue	June 30, 2009	% of revenue	Change	% Change
Interest expense	$6,115	3.7%	$5,651	3.5%	$464	8.2%

Interest expense increased $0.5 million compared to the first quarter of fiscal 2010 primarily due to the prior year refinancing of a portion of convertible subordinated debt and replacing it with term debt that has a higher interest rate. Interest expense includes the amortization of debt issuance costs for debt facilities.

Gain on Debt Extinguishment, Net of Costs

	Three Months Ended
(In thousands)	June 30, 2010	% of revenue	June 30, 2009	% of revenue	Change	% Change
Gain on debt extinguishment, net of costs	$—	—%	$11,290	7.0%	$(11,290)	n/m

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

Income Taxes

	Three Months Ended
(In thousands)	June 30, 2010	% of pre-tax loss	June 30, 2009	% of pre-tax income	Change	% Change
Income tax provision	$403	(17.6)%	$838	14.3%	$(435)	(51.9)%

The income tax provision for the both the first quarter of fiscal 2011 and 2010 reflects expenses for foreign income taxes and state taxes. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following table details intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009	Change
Cost of revenue	$5,547	$5,475	$72
Research and development	100	100	—
Sales and marketing	3,394	3,394	—
General and administrative	25	25	—
	$9,066	$8,994	$72

For further information regarding amortizable intangible assets, refer to Note 6 “Goodwill and Intangible Assets.”

Share-based Compensation

The following table summarizes share-based compensation expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009	Change
Share-based compensation:
Cost of revenue	$460	$300	$160
Research and development	749	638	111
Sales and marketing	885	458	427
General and administrative	948	742	206
	$3,042	$2,138	$904

The increase in share-based compensation for the first quarter of fiscal 2011 compared to the prior year was primarily due to a $0.7 million increase in share-based compensation expense for options, largely from options granted to employees in fiscal 2010. Due to economic conditions, the board of directors granted a larger number of stock options to employees in fiscal 2010 than in recent years. In addition, in the first quarter of fiscal 2011, we had $0.5 million of share-based compensation expense related to rights to purchase shares of company stock resulting from reinstatement of the Purchase Plan on January 1, 2010. The Purchase Plan was suspended throughout the first quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
Net income (loss)	$(2,696)	$5,008
Net cash provided by (used in) operating activities	(15,709)	33,166
Net cash used in investing activities	(2,026)	(1,900)
Net cash provided by (used in) financing activities	137	(40,810)

Three Months Ended June 30, 2010

The $13.0 million difference between reported net loss and cash used in operating activities during the three months ended June 30, 2010 was primarily due to a $15.2 million reduction in deferred revenue, a $4.6 million decrease in accounts payable, a $4.1 million decrease in accrued compensation and a $3.2 million increase in manufacturing inventories, offset in part by $20.1 million in non-cash expenses. The decrease in deferred revenue was primarily due to the final utilization of an OEM DXi software prepayment and to a lesser extent, a typical seasonal decline in service contract volumes. The majority of our service contracts renew in our third and fourth fiscal quarters. The decrease in accounts payable was primarily due to timing of payments and accrued compensation decreased primarily due to the timing of payroll payments. The increase in manufacturing inventories was primarily due to a build up of finished goods in support of anticipated sales in EMEA. Non-cash expenses included amortization, depreciation, service parts lower of cost or market adjustment and share-based compensation.

Cash used in investing activities was primarily due to $2.2 million of equipment purchases during the first quarter of fiscal 2011. Equipment purchases were primarily for engineering equipment and IT software to support product development activities.

Cash provided by financing activities during the first three months of fiscal 2011 was primarily due to $1.0 million in proceeds from issuance of common stock for employee stock option exercises, mostly offset by a $0.5 million principal payment on the Credit Suisse credit agreement (“CS credit agreement”) term debt and $0.4 million paid for taxes due upon vesting of restricted stock granted to employees in prior years.

Three Months Ended June 30, 2009

The $28.2 million difference between reported net income and cash provided by operating activities during the three months ended June 30, 2009 was primarily due a $19.3 million reduction in accounts receivable, a $5.7 million increase in accounts payable, a $5.1 million increase in deferred revenue and $5.1 million in non-cash items. The decrease in accounts receivable was primarily due to lower sales and strong collections during the first quarter of fiscal 2010. The increase in accounts payable was primarily due to timing of purchases and payments. Deferred revenue increases were attributable to prepaid license fees under an OEM agreement partially offset by lower service contract volumes. Non-cash items included amortization, depreciation, service parts lower of cost or market adjustment and share-based compensation partially offset by a gain on debt extinguishment.

Cash used in investing activities reflects $1.9 million of equipment purchases during the three months ended June 30, 2009. Equipment purchases were primarily for engineering and IT equipment to support product development activities and leasehold improvements for a facility.

Cash used in financing activities during the first three months of fiscal 2010 was primarily due to repaying $40.5 million of the CS credit agreement term debt. We refinanced a portion of our convertible subordinated notes during the quarter, and repayments of these notes were offset by borrowings of long-term debt, net, under a credit agreement with EMC International Company.

Capital Resources and Financial Condition

We have made progress in increasing operating income, and we continue to focus on improving our operating performance, including increasing revenue in higher margin areas of the business and continuing to improve margins in an effort to return to consistent profitability and to generate positive cash flows from operating activities. In addition, we may explore refinancing opportunities that reduce interest expense on our debt or provide other favorable terms. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve revenue and gross margin projections and to continue to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary repayment terms including interest rates.

Under the CS credit agreement, we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. As of June 30, 2010, we have letters of credit totaling $1.4 million reducing the amounts available to borrow on this revolver to $48.6 million. Quarterly, we are required to pay a 0.5% commitment fee on undrawn amounts under the revolving credit facility.

Our outstanding term debt under the CS credit agreement was $185.6 million at June 30, 2010. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 3.85% at June 30, 2010. We are required to make quarterly interest and principal payments on the term loan. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount in certain circumstances. The annual calculations of excess cash flow have not required additional payments. There is a blanket lien on all of our assets under the CS credit agreement in addition to certain financial and reporting covenants. As of June 30, 2010, we were in compliance with all debt covenants.

We have $121.7 million in term loans under two credit agreements with EMC International Company (“EMC credit agreements”), of which $21.7 million matures on December 31, 2011 and $100.0 million matures on September 30, 2014. These loans have similar terms, including a 12.0% fixed interest rate. We are required to make quarterly interest payments on these loans.

The $22.1 million aggregate principal amounts of convertible subordinated notes held at June 30, 2010 matured on August 1, 2010 and were redeemed with cash on July 30, 2010 to comply with contractual terms.

Generation of positive cash flow from operating activities has historically been and will continue to be an important source of our cash to fund operating needs and meet our current and long-term obligations. In addition, we believe generation of positive cash flow from operating activities will provide us with improved financing capacity. We have taken many actions to offset the negative impact of the recent economic downturn and its impact on the backup, archive and recovery market. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our businesses. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and CS term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In addition, the EMC credit agreements contain cross-default provisions. In the case of our borrowings at June 30, 2010, this would mean $307.3 million could become immediately payable.

(iii)	Further impairment of our financial flexibility, which could require us to raise additional funding in the capital markets sooner than we otherwise would, and on terms less favorable to us, if available at all.

Any of the above mentioned items, individually or in combination, could have a material and adverse effect on our results of operations, available cash and cash flows, financial condition, access to capital and liquidity.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments because these matters are inherently uncertain are unchanged except for revenue recognition estimates and policies described below. These critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the Securities and Exchange Commission on June 11, 2010.

Revenue Recognition

The following have been updated to reflect new standards adopted at the beginning of our first quarter of fiscal 2011.

Application of newly adopted accounting principles related to measurement and recognition of revenue requires us to make judgments and estimates in the separation and allocation of consideration for multiple deliverable revenue arrangements and the scope of the software revenue recognition guidance.

Tangible products containing software and nonsoftware components that function together to deliver the product’s essential functionality are no longer within the scope of software revenue guidance and; therefore, we use judgment to determine which guidance our new products are subject to. If scoped out of existing software revenue guidance, these arrangements are accounted for based on other applicable revenue recognition guidance. For any undelivered elements in multiple element software arrangements we determine fair value based on vendor-specific objective evidence (“VSOE”), which consists of the prices charged when these services are sold separately or, for new software products, the price established by management. If VSOE does not exist for undelivered elements, the revenue for the entire arrangement is deferred until all elements have been delivered.

When we enter into multiple deliverable revenue arrangements with customers which are not subject to software revenue guidance, we use judgment to (1) separate the deliverables based on specific criteria, (2) assign an estimated selling price to each deliverable based on the selling price hierarchy using VSOE, third-party evidence (“TPE”) or estimated selling prices (“ESP”) and (3) allocate the total arrangement consideration using the relative selling price method. When VSOE cannot be established we attempt to establish the selling price of each element based on TPE. TPE is determined based on competitor prices for largely interchangeable products when sold separately. When we are unable to establish selling price using VSOE or TPE, we use ESP. We use judgment to determine ESP, which is the price at which we would transact a sale if the product or service were regularly sold on a standalone basis. In this determination we consider our discounting and internal pricing practices, external market conditions and competitive positioning for similar offerings. Additionally, for certain transactions we use judgment in determining whether any undelivered elements are essential to the functionality of the delivered elements in order to determine the appropriate timing of revenue recognition. If specific criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being deferred until the earlier of when such criteria are met, when the last undelivered element is delivered or ratably over the contract term as appropriate.

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2011, we elected to early adopt the amended revenue recognition guidance for multiple element deliverable arrangements as well as for software revenue recognition on a prospective basis for applicable transactions originating or materially modified after April 1, 2010. The adoption of these standards did not have a material impact on our financial position or results of operations for the three months ended June 30, 2010. For additional information regarding the adoption of these amendments and our assessment of other recent accounting pronouncements, refer to Note 3 “Significant Accounting Policies; New Accounting Standards.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents. In addition, changes in interest rates affect interest expense on our borrowings under the CS credit agreement. Our outstanding convertible subordinated notes and our term loans under the EMC credit agreements have fixed interest rates, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings.

Our cash equivalents consisted solely of money market funds during the three months ended June 30, 2010. During the first quarter of fiscal 2011, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income.

Interest accrues on our CS term loan at our option, based on either, a prime rate plus a margin of 2.5%, or a three month LIBOR rate plus a margin of 3.5%. A hypothetical 100 basis point increase in interest rates would increase interest expense $0.5 million.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation of the U.S. dollar would have resulted in a $0.3 million decrease in loss before taxes in the first quarter of fiscal 2011. Such a change would have resulted from applying a different exchange rate to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

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

QUANTUM CORPORATION
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING QUANTUM. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT ARE CURRENTLY DEEMED IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS AND OPERATIONS. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING” STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” FOR ADDITIONAL DISCUSSION OF THESE FORWARD-LOOKING STATEMENTS.

We rely on indirect sales channels to market and sell our branded products. Therefore, the loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our disk systems revenue, could negatively affect our operating results.

We sell the majority of our branded products to value-added resellers, or VARs, and to direct marketing resellers such as CDW Corporation, who in turn sell our products to end users, and to distributors such as Avnet, Inc., Ingram Micro, Inc. and others. We also have a relationship with EMC Corporation (“EMC”) through which we make available our branded products that complement EMC’s product offerings. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our disk systems revenue, especially for midrange products.

Certain of our contracts with our distributors contain “most favored nation” pricing provisions mandating that we offer our products to these customers at the lowest price offered to other similarly situated customers. In addition, sales of our enterprise-class libraries, and the revenue associated with the on-site service of those libraries, are somewhat concentrated in specific customers, including government agencies and government-related companies. Our operating results could be adversely affected by any number of factors including:

•	A change in competitive strategy that adversely affects a reseller’s willingness or ability to distribute our products;
•	The reduction, delay or cancellation of orders or the return of a significant amount of products;
•	Our inability to gain traction in developing new indirect sales channels for our midrange disk system products;
•	The loss of one or more of such distributors or resellers;
•	Any financial difficulties of such distributors or resellers that result in their inability to pay amounts owed to us; or
•	Changes in requirements or programs that allow our products to be sold by third parties to government customers.

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

Our disk systems compete with product offerings of EMC, Hewlett Packard Co. (“HP”), International Business Machines (“IBM”) and NetApp, Inc. A number of our competitors also license technology from competing start-up companies such as FalconStor Software, Inc. and Sepaton Inc. These competitors are aggressively trying to advance and develop new technologies and products to compete against our technologies and products, and we face the risk that customers could choose competitor products over ours due to these features and technologies. Competition in the disk systems market, including deduplication and replication technologies, is characterized by technological innovation and advancement. As a result of competition and new technology standards, our sales or gross margins for disk systems could decline, which could materially and adversely affect our business, financial condition and results of operations.

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

We derive the majority of our revenue from products that incorporate some form of tape technology and we expect to continue to derive a majority of our revenue from these products for the foreseeable future. As a result, our future operating results depend in significant part on the continued market acceptance of products employing tape drive technology. Our tape products, including tape drives and automation systems, are increasingly challenged by products using hard disk drive technology, such as VTL, standard disk arrays and NAS. If disk products gain comparable or superior market acceptance, or their costs decline far more rapidly than tape drive and media costs, the competition resulting from these products would increase as our tape customers migrate toward them.

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

The economic crisis in the U.S. and global financial markets had and may continue to have a material and adverse impact on our business and our financial condition, including the impact to our results in the first quarter of fiscal 2011 from economic conditions in Europe. Uncertainty about economic conditions always poses a risk as businesses may further reduce or postpone spending in response to tighter credit, negative financial news and declines in income or asset values. In addition, economic conditions over the past year have resulted in the reduced credit worthiness and bankruptcies of certain customers and increased our potential exposure to bad debt, and a global disruption in the credit markets, which continues to affect consumers’ and businesses’ efforts to obtain credit. These factors have had a material negative effect on our business and the demand for our products, the initial impact of which was reflected in our results for the second quarter of fiscal 2009. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions. Another global economic crisis like the one that we recently experienced would materially adversely affect our results of operations and financial condition. For additional information regarding the impact of current economic conditions on our results of operations and financial condition, refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A large percentage of our sales come from a few customers, some of which are also competitors, and these customers generally have no minimum or long-term purchase commitments. The loss of, or a significant reduction in demand from, one or more key customers could materially and adversely affect our business, financial condition and operating results.

Our sales have been and continue to be concentrated among a few customers. For example, sales to our top five customers in fiscal 2010 represented 37% of total revenue. This sales concentration does not include revenues from sales of our media that our licensees sold to these customers, for which we earn royalty revenue. Furthermore, customers are not obligated to purchase any minimum product volume and our relationships with our customers are terminable at will. As an example, in fiscal 2010, sales to Dell contributed approximately 13% of our revenue, a decline from prior years. If we experience further declines in revenue from Dell or any of our other large customers, we could be materially and adversely affected. In addition, certain of our large customers are also our competitors, and such customers could decide to reduce or terminate their purchases of our products for competitive reasons. Merger and acquisition activity, such as the purchase of Data Domain by EMC, could increase the risk that large customers reduce or terminate their purchases of our products.

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

In addition, there is a risk that we may not be able to repay our debt obligations as they become due. We incurred significant losses from fiscal 2002 through fiscal 2009. Our ability to meet our debt service obligations and fund our working capital, capital expenditures, acquisitions, research and development and other general corporate needs depends upon our ability to generate sufficient cash flow from operations. We cannot provide assurance that we will generate sufficient cash flow from operations to service these debt obligations, or that future borrowings or equity financing will be available to us on commercially reasonable terms, or at all, or available in an amount sufficient to enable us to pay our debt obligations or fund our other liquidity needs. Unless we are able to consistently generate our cash flows from operations we may not generate sufficient cash flow to service our debt obligations, which would require that we reduce or delay capital expenditures and/or sell assets, thereby affecting our ability to remain competitive and materially and adversely affecting our business. Such a failure to repay our debt obligations when due would result in default under our loan agreements, which would give our lenders the right to seize all of our assets. Any such inability to meet our debt obligations could therefore have a material and adverse effect on our business, financial condition and results of operations.

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

Our media royalties depend in part upon royalty rates and the quantity of media consumed by the installed base of our tape drives, and reduced royalty rates, or a reduced installed tape drive base, would result in further reductions in our media royalty revenue. This could materially and adversely affect our business, financial condition and results of operations.

Our branded software revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap and our effectiveness at marketing and selling our branded software solutions directly or through our channel partners.

Our OEM DXi software revenues also depend on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM DXi software partners, the effort our OEM DXi software partners put into marketing and selling the resulting products, the market acceptance of the resulting products and changes in the competitive landscape such as that which occurred with EMC’s purchase of Data Domain. Our relationship with EMC changed from partner to competitor in deduplication as a result of their acquisition of Data Domain. Following this acquisition, except for the first quarter of fiscal 2011 when significant revenue was recognized in accordance with contractual requirements, our OEM DXi software revenue has significantly declined, which has negatively impacted our results.

We have taken considerable steps towards reducing our cost structure and may take further cost reduction actions. The steps we have taken and may take in the future may not reduce our cost structure to a level appropriate in relation to our future sales and therefore, these anticipated cost reductions may be insufficient to result in consistent profitability.

In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic, industry and competitive conditions. We may take future steps to further reduce our operating costs, including those we undertook recently as described in “Results of Operations” within “Management’s Discussion and Analysis.” These steps and additional future restructurings in response to rationalization of operations following strategic decisions, adverse changes in our business or industry or future acquisitions may require us to make cash payments that, if large enough, could materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level consistent with a future potential adverse sales environment, which may adversely affect our business, financial condition and operating results.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

The Exhibit Index beginning on page 38 of this report is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Chief Operating Officer, Chief Financial Officer
and Executive Vice President

Dated: August 6, 2010

QUANTUM CORPORATION
EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007
3.2	Amended and Restated By-laws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008
3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010
4.1	Stockholder Agreement, dated as of October 28, 2002, by and between Registrant and Private Capital Management.	10-Q	001-13449	4.2	November 13, 2002
4.2	Indenture, dated as of July 30, 2003, between Registrant and U.S. Bank National Association, related to the Registrant’s convertible debt securities.	S-3	333-109587	4.1	October 9, 2003
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

* Indicates management contract or compensatory plan, contract or arrangement.
‡ Filed herewith.
† Furnished herewith.