Form 10-Q
period 2010-09-30
QUANTUM CORP /DE/
filed 2010-11-05
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of the close of business on October 29, 2010, approximately 221.0 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Product revenue	$112,329	$118,327	$220,783	$223,551
Service revenue	37,728	39,757	76,365	78,659
Royalty revenue	17,665	16,842	33,799	33,056
Total revenue	167,722	174,926	330,947	335,266
Cost of product revenue	73,067	73,077	143,702	145,163
Cost of service revenue	23,259	25,220	48,395	51,831
Total cost of revenue	96,326	98,297	192,097	196,994
Gross margin	71,396	76,629	138,850	138,272
Operating expenses:
Research and development	18,128	16,907	36,250	33,439
Sales and marketing	29,119	27,880	59,197	55,173
General and administrative	14,941	15,218	30,424	29,723
Restructuring charges	94	1,696	11	4,806
	62,282	61,701	125,882	123,141
Income from operations	9,114	14,928	12,968	15,131
Interest income and other, net	306	1,265	274	1,269
Interest expense	(6,001)	(6,935)	(12,116)	(12,586)
Gain on debt extinguishment, net of costs	—	1,569	—	12,859
Income before income taxes	3,419	10,827	1,126	16,673
Income tax provision (benefit)	394	(528)	797	310
Net income	$3,025	$11,355	$329	$16,363

Net income per share:
Basic	$0.01	$0.06	$0.00	$0.08
Diluted	0.01	0.04	0.00	0.02

Income for purposes of computing net income per share:
Basic	$3,025	$11,355	$329	$16,363
Diluted	3,025	9,792	329	4,753

Weighted average common and common equivalent shares:
Basic	218,856	212,475	217,167	211,372
Diluted	221,999	213,794	224,267	225,752

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$96,212	$114,947
Restricted cash	1,830	1,896
Accounts receivable, net of allowance for doubtful accounts of $704 and $798, respectively	100,838	103,397
Manufacturing inventories, net	51,709	54,080
Service parts inventories, net	48,476	53,217
Deferred income taxes	7,919	7,907
Other current assets	13,489	14,500
Total current assets	320,473	349,944

Long-term assets:
Property and equipment, less accumulated depreciation	26,320	24,528
Intangible assets, less accumulated amortization	56,573	73,092
Goodwill	46,770	46,770
Other long-term assets	9,424	9,809
Total long-term assets	139,087	154,199
	$459,560	$504,143
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$53,116	$56,688
Accrued warranty	6,214	5,884
Deferred revenue, current	77,705	94,921
Current portion of long-term debt	1,884	1,884
Current portion of convertible subordinated debt	—	22,099
Accrued restructuring charges	1,063	3,795
Accrued compensation	28,207	31,237
Income taxes payable	1,677	2,594
Other accrued liabilities	22,782	23,555
Total current liabilities	192,648	242,657

Long-term liabilities:
Deferred revenue, long-term	29,797	30,724
Deferred income taxes	8,491	8,676
Long-term debt	304,957	305,899
Other long-term liabilities	7,346	7,444
Total long-term liabilities	350,591	352,743

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 219,705 and 214,946 shares issued and
outstanding at September 30, 2010 and March 31, 2010, respectively	2,197	2,149
Capital in excess of par value	368,132	361,374
Accumulated deficit	(460,800)	(461,129)
Accumulated other comprehensive income	6,792	6,349
Stockholders’ deficit	(83,679)	(91,257)
	$459,560	$504,143

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$329	$16,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,878	6,257
Amortization	17,327	19,513
Service parts lower of cost or market adjustment	7,053	4,391
Gain on debt extinguishment	—	(15,613)
Deferred income taxes	(171)	(235)
Share-based compensation	5,516	4,813
Changes in assets and liabilities:
Accounts receivable	2,559	1,844
Manufacturing inventories, net	(974)	7,937
Service parts inventories, net	1,033	3,729
Accounts payable	(3,595)	5,139
Accrued warranty	329	(4,052)
Deferred revenue	(18,142)	15,472
Accrued restructuring charges	(2,737)	683
Accrued compensation	(3,154)	976
Income taxes payable	(907)	(2,399)
Other assets and liabilities	145	(365)
Net cash provided by operating activities	10,489	64,453

Cash flows from investing activities:
Purchases of property and equipment	(7,677)	(3,096)
Decrease in restricted cash	69	74
Return of principal from other investments	95	—
Net cash used in investing activities	(7,513)	(3,022)

Cash flows from financing activities:
Borrowings of long-term debt, net	—	120,042
Repayments of long-term debt	(942)	(60,992)
Repayments of convertible subordinated debt	(22,099)	(122,288)
Payment of taxes due upon vesting of restricted stock	(2,076)	(928)
Proceeds from issuance of common stock	3,366	8
Net cash used in financing activities	(21,751)	(64,158)

Effect of exchange rate changes on cash and cash equivalents	40	251

Net decrease in cash and cash equivalents	(18,735)	(2,476)
Cash and cash equivalents at beginning of period	114,947	85,532
Cash and cash equivalents at end of period	$96,212	$83,056

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

NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Quantum and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2010 has been derived from the audited financial statements at that date. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements should be read in conjunction with the audited Consolidated Financial Statements for the fiscal year ended March 31, 2010 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 11, 2010. Restricted cash has been separated from cash and cash equivalents in prior periods to conform to current period presentation in the Condensed Consolidated Balance Sheets. Prior period impacts of foreign exchange rate changes on cash and cash equivalents and changes in restricted cash have been reclassified to conform to current period presentation in the Condensed Consolidated Statements of Cash Flows. These reclassifications had no impact on income from operations, net income or total assets.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES; NEW ACCOUNTING STANDARDS

Except for the revenue recognition policy updates described below, there have been no changes to the significant accounting policies used in the preparation of our Condensed Consolidated Financial Statements. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 11, 2010.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple deliverable revenue arrangements which changed how the deliverables in an arrangement should be separated and how the consideration should be allocated using the relative selling price method. This guidance requires an entity to allocate revenue in an arrangement using the estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”) and eliminates the use of the residual method except as allowed for in specific software revenue guidance.

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

We elected to early adopt these standards at the beginning of our first fiscal quarter of 2011 on a prospective basis for applicable transactions originating or materially modified on or after April 1, 2010. The adoption of these standards did not have a material impact on our financial position or results of operations.

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

There have not been any accounting pronouncements issued during the second quarter of fiscal 2011 that we expect will materially impact our results of operations or financial condition. However, the Financial Accounting Standards Board issued several exposure drafts during the first and second quarters of fiscal 2011 that have the potential to impact our results of operations and statements of financial position if finalized. We are evaluating these various proposals for both potential implementation issues and their accounting impact.

NOTE 4: FAIR VALUE

Following is a summary table of assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	As of September 30, 2010	As of March 31, 2010
Assets:
Money market funds	$89,840	$108,485
Deferred compensation investments	1,224	1,154
Liabilities:
Deferred compensation liabilities	1,224	1,154

The above fair values are based on quoted market prices at the respective balance sheet dates. Following are the fair values of assets and liabilities measured and recorded at fair value on a recurring basis by input level as of September 30, 2010 (in thousands):

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$89,840	$—	$89,840
Deferred compensation investments	—	1,224	—	1,224
Liabilities:
Deferred compensation liabilities	—	1,224	—	1,224

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, intangible assets and goodwill. We did not have any non-financial assets that were required to be measured at fair value in the second quarter or first six months of fiscal 2011 or 2010. We do not have any non-financial liabilities measured and recorded at fair value.

We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value and fair value of these financial liabilities at September 30, 2010 and March 31, 2010 were as follows (in thousands):

	As of September 30, 2010		As of March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Suisse term loan(1)	$185,124	$180,033	$186,066	$175,832
EMC term loans(2)	121,717	138,392	121,717	138,301
Convertible subordinated notes(3)	—	—	22,099	21,547

(1)	Fair value based on non-binding broker quotes using current market information.
(2)	Fair value based on publicly traded debt with comparable terms.
(3)	Fair value based on quoted market prices.

NOTE 5: MANUFACTURING INVENTORIES AND SERVICE PARTS INVENTORIES

Manufacturing and service parts inventories, net consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
Manufacturing inventories, net:
Finished goods	$23,123	$24,040
Work in process	3,663	3,869
Materials and purchased parts	24,923	26,171
	$51,709	$54,080

Service parts inventories, net:
Finished goods	$27,512	$30,073
Component parts	20,964	23,144
	$48,476	$53,217

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the second quarter of fiscal 2011 and 2010, we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable intangible assets, and determined there were none.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	As of September 30, 2010			As of March 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,167	$(171,201)	$16,966	$188,167	$(161,488)	$26,679
Trademarks	27,260	(25,911)	1,349	27,260	(25,506)	1,754
Non-compete agreements	500	(418)	82	500	(368)	132
Customer lists	106,419	(68,243)	38,176	106,419	(61,892)	44,527
	$322,346	$(265,773)	$56,573	$322,346	$(249,254)	$73,092

Total intangible amortization expense was $7.5 million and $16.5 million for the three and six months ended September 30, 2010, respectively, as compared to $9.0 million and $18.0 million for the three and six months ended September 30, 2009, respectively.

NOTE 7: ACCRUED WARRANTY

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Beginning balance	$5,815	$10,608	$5,884	$11,152
Additional warranties issued	2,583	2,560	5,205	4,238
Adjustments for warranties issued in prior fiscal
years	735	(3,188)	1,126	(2,273)
Settlements	(2,919)	(2,880)	(6,001)	(6,017)
Ending balance	$6,214	$7,100	$6,214	$7,100

We generally warrant our products against defects for 12 to 36 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair. Future costs of repair includes materials consumed in the repair, labor and overhead amounts necessary to perform the repair. If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs of repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

NOTE 8: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

Debt balances consist of the following (in thousands):

	September 30, 2010	March 31, 2010
Convertible subordinated debt	$—	$22,099
Credit Suisse term loan	185,124	186,066
EMC term loans	121,717	121,717
	$306,841	$329,882

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

NOTE 9: RESTRUCTURING CHARGES

In fiscal 2010 and continuing into the first quarter of fiscal 2011, restructuring actions that consolidated operations supporting the business were undertaken to improve operational efficiencies and to adapt our operations in recognition of economic conditions. The types of restructuring expense for the three and six months ended September 30, 2010 and 2009 were (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
By expense (benefit) type
Severance and benefits	$(6)	$(169)	$549	$158
Facilities	100	1,865	(538)	4,847
Other	—	—	—	(199)
Total	$94	$1,696	$11	$4,806

Fiscal 2011

During the second quarter of fiscal 2011, facilities restructuring expense was primarily due to negotiating a lease modification for a U.S. location. For the six months ended September 30, 2010, severance and benefits expense from additional positions eliminated was offset by facility reversals. The facility reversals were primarily due to negotiating settlements for lease liabilities on two vacated facilities in the U.S. for amounts lower than the outstanding lease contracts.

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

For the six months ended September 30, 2009, restructuring charges were primarily due to $4.8 million in remaining contractual lease payments for the three facilities vacated during the second quarter of fiscal 2010 and a California facility vacated during the first quarter of fiscal 2010. Severance and benefits restructuring charges for the six months ended September 30, 2009 were due to eliminating additional positions in the U.S. and changes in our estimates in Europe as we received new information related to on-going settlement negotiations with various local authorities. The other restructuring benefit for the six months ended September 30, 2009 was due to negotiating a $0.2 million reduction in our liability with a vendor related to a research and development program cancelled in a prior year.

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	For the three months ended September 30, 2010
	Severance
	and Benefits	Facilities	Total
Balance as of June 30, 2010	$499	$1,947	$2,446
Restructuring charges	—	260	260
Reversals	(6)	(160)	(166)
Cash payments	(493)	(984)	(1,477)
Balance as of September 30, 2010	$—	$1,063	$1,063

	For the six months ended September 30, 2010
	Severance
	and Benefits	Facilities	Total
Balance as of March 31, 2010	$494	$3,301	$3,795
Restructuring charges	555	307	862
Reversals	(6)	(845)	(851)
Cash payments	(1,043)	(1,700)	(2,743)
Balance as of September 30, 2010	$—	$1,063	$1,063

	Severance and
	Benefits	Facilities	Total
Estimated timing of future payouts:
Fiscal 2011	$—	$202	$202
Fiscal 2012 to 2016	—	861	861
	$—	$1,063	$1,063

NOTE 10: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Overview

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers and affiliates. The Plans have 110.6 million shares of stock authorized of which 12.4 million shares of stock were available for grant as of September 30, 2010.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. There were 7.6 million shares available for issuance as of September 30, 2010.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Share-based compensation:
Cost of revenue	$444	$319	$904	$619
Research and development	581	582	1,330	1,220
Sales and marketing	720	760	1,605	1,218
General and administrative	729	1,014	1,677	1,756
	$2,474	$2,675	$5,516	$4,813
Share-based compensation by type of award:
Stock options	$931	$1,107	$2,035	$1,510
Restricted stock	1,240	1,568	2,701	3,303
Stock purchase plan	303	—	780	—
	$2,474	$2,675	$5,516	$4,813

Stock Options

No stock options were granted in the second quarter of fiscal 2011. The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating these values for the second quarter and first six months of fiscal 2011 and 2010 were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Option life (in years)	n/a	3.9	4.2	3.9
Risk-free interest rate	n/a	2.07%	2.02%	2.06%
Stock price volatility	n/a	107.64%	106.75%	107.62%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	n/a	$0.72	$1.96	$0.72

Restricted Stock

The fair value of the restricted stock awards granted is the intrinsic value as of the respective grant date since the restricted stock awards are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock awards granted during the second quarter and first six months of fiscal 2011 were $1.82 and $1.93, respectively. The weighted-average grant date fair values of restricted stock awards granted during the second quarter and first six months of fiscal 2010 were $0.98 and $1.06, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are typically granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the second quarter and first six months of fiscal 2011, respectively, was estimated at the date of the grant. No rights to purchase shares were granted during the second quarter or first six months of fiscal 2010. The weighted-average grant date fair values and the assumptions used in calculating fair values for the three and six month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Option life (in years)	0.5	n/a	0.5	n/a
Risk-free interest rate	0.20%	n/a	0.20%	n/a
Stock price volatility	66.91%	n/a	66.91%	n/a
Dividend yield	—	—	—	—
Weighted-average grant date fair value	$0.48	n/a	$0.48	n/a

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of March 31, 2010	31,329	$2.40
Granted	204	2.66
Exercised	(1,017)	1.41
Forfeited	(1,375)	2.34
Expired	(986)	4.13
Outstanding as of September 30, 2010	28,155	$2.38	3.64	$11,553
Vested and expected to vest at September 30, 2010	27,557	$2.41	3.60	$10,934
Exercisable as of September 30, 2010	21,498	$2.76	3.01	$4,650

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at March 31, 2010	5,135	$1.64
Granted	5,014	1.93
Vested	(3,258)	1.54
Forfeited	(430)	1.19
Nonvested at September 30, 2010	6,461	$1.95

NOTE 11: INCOME TAXES

Income tax provision for the second quarter of fiscal 2011 was $0.4 million while the second quarter of fiscal 2010 had an income tax benefit of $0.5 million. Income tax provisions for the first six months of fiscal 2011 and fiscal 2010 were $0.8 million and $0.3 million, respectively. Income tax provisions for the second quarter and first six months of fiscal 2011 and the first six months of fiscal 2010 were primarily comprised of expenses for foreign income taxes and state taxes. The income tax benefit for the second quarter of fiscal 2010 was primarily due to lower foreign income taxes and U.S. tax refunds from amended filings.

NOTE 12: NET INCOME PER SHARE

Equity Instruments Outstanding

We have granted stock options and restricted stock units under our Plans that, upon exercise and vesting, respectively, would increase shares outstanding. We issued a warrant to purchase 10 million shares of our common stock that, in the event of a change of control of Quantum, vests and would become exercisable. Upon exercise, warrants would increase shares outstanding. At September 30, 2009, we had outstanding 4.375% convertible subordinated notes which were convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.35 per share.

Net Income per Share

The following is our computation of basic and diluted net income per share (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net income	$3,025	$11,355	$329	$16,363
Interest on dilutive notes	—	6	—	1,249
Gain on debt extinguishment, net of costs	—	(1,569)	—	(12,859)
Net income for purposes of computing net income
per diluted share	$3,025	$9,792	$329	$4,753
Weighted average shares and common share equivalents (“CSE”):
Basic	218,856	212,475	217,167	211,372
Dilutive CSE from stock plans	3,143	1,193	7,100	1,290
Dilutive CSE from convertible notes	—	126	—	13,090
Diluted	221,999	213,794	224,267	225,752
Basic net income per share	$0.01	$0.06	$0.00	$0.08
Diluted net income per share	$0.01	$0.04	$0.00	$0.02

The computations of diluted net income per share for the periods presented exclude the following because the effect would have been anti-dilutive:
  For the second quarter and first six months of fiscal 2011, options to purchase 18.5 million and 16.7 million weighted average shares were excluded. For the second quarter and first six months of fiscal 2010, options to purchase 32.9 million and 28.8 million weighted shares were excluded.
  Unvested restricted stock units for 5.0 million and 1.0 million weighted average shares for the second quarter and first six months of fiscal 2011, respectively, were excluded. Unvested restricted stock units for 1.0 million and 1.6 million weighted average shares for the second quarter and first six months of fiscal 2010, respectively, were excluded.
  For the second quarter and first six months of fiscal 2010, 5.1 million weighted equivalent shares of the 4.375% convertible subordinated notes were excluded.
NOTE 13: COMPREHENSIVE INCOME

Total comprehensive income, net of tax, if any, for the three and six months ended September 30, 2010 and 2009 was (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net income	$3,025	$11,355	$329	$16,363
Net unrealized losses on revaluation of long-term
intercompany balance	(231)	(139)	(16)	(210)
Foreign currency translation adjustment	1,076	488	459	1,363
Total comprehensive income	$3,870	$11,704	$772	$17,516

NOTE 14: SUBSEQUENT EVENTS

On October 26, 2010 we entered into a second amendment to the senior secured credit agreement with Credit Suisse (“the second amendment”) which, among other changes, provides us with additional flexibility to issue equity securities or certain subordinated debt securities in order to refinance our outstanding senior subordinated indebtedness under the credit agreement with EMC International Company.

On October 29, 2010, separate from the second amendment, we made a $20.0 million principal prepayment on the term loan under the Credit Suisse credit agreement, bringing our outstanding balance to $165.1 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our revenue, gross margin, operating expense and diluted earnings per share performance for the third quarter of fiscal 2011 and for the full fiscal year; (2) our expectations relating to growing our disk systems and software solutions and tape automation systems revenue; (3) our research and development plans and focuses; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for at least the next 12 months; (6) our expectations regarding our ongoing efforts to control our cost structure; (7) our expectations about the timing and maximum amounts of our future contractual payment obligations; (8) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (9) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) the successful execution of our strategy to expand our business in new directions; (6) our ability to successfully introduce new products; (7) our ability to capitalize on changes in market demand; (8) our ability to achieve anticipated gross margin levels; (9) the availability of credit on terms that are acceptable to us; and (10) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

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

At the beginning of fiscal 2011, we outlined our goals for the year and believe that we are positioned for stronger performance in fiscal 2011 through revenue growth from newer products as well as increasing our engagement with channel partners. We believe our product portfolio provides us with a competitive advantage and establishes the foundation for building revenue momentum. Capitalizing on this opportunity by growing revenue and continuing to improve our competitive position is our priority in fiscal 2011. Specifically, for fiscal 2011 our goals are:
  To increase revenue from disk systems and software solutions;
  To gain share in the open systems tape automation market; and
  To deliver new technology in order to extend our ability to grow.
In order to achieve our goals, we are focused on three primary objectives. These objectives are to continue to extend and improve our product portfolio by delivering new products, to expand our position with the VAR channel and to further invest in our technology platform.

Our results for the second quarter of fiscal 2011 improved over the first quarter of fiscal 2011 in virtually all financial metrics that we emphasize, including total revenue, gross margin rate, income from operations, net income and net cash provided by operating activities. We also had a sequential increase in revenue from branded disk systems and software solutions as well as tape automation systems revenue. During the second quarter of fiscal 2011, we began shipping two new products described in more detail below. As a result of these and other new product introductions, we have refreshed and expanded our DXi family of products to offer customers our latest software running on our latest high performance hardware. We extended our position with the VAR channel due, in part, to availability of these new products and due to our sales and marketing efforts. We also continued to invest in research and development resources for our technology platform during the second quarter of fiscal 2011.

We increased revenue from disk systems and software solutions during the quarter, with a 7% increase compared to the second quarter of fiscal 2010. In addition, revenue from branded disk systems and software solutions increased 21% sequentially and we achieved a record level of both branded disk systems revenue and branded software solutions revenue. However, overall disk systems and software solutions revenue in the second quarter of fiscal 2011 decreased 14% compared to the first quarter of fiscal 2011 from the anticipated decrease in OEM deduplication software revenue due to the terms of our OEM agreement with EMC.

With regard to our goal to gain share in the open systems tape automation market, our efforts in the second quarter of fiscal 2011 enabled us to continue to acquire new enterprise tape customers at an accelerated rate from the prior quarter as well as acquire new customers for our midrange branded tape automation products. We had an 11% sequential increase in tape automation systems revenue from the combination of new and repeat end user customer purchases.

In August 2010, we announced a new deduplication and replication appliance, the DXi6700, that leverages a virtual tape library, or VTL, interface and is designed to offer midrange and enterprise customers a combination of high performance, simplicity and value for Fibre Channel storage area network environments. The DXi6700 includes a bundle of licensed software features including deduplication, replication and direct tape creation. This bundling approach is intended to provide customers a low cost, easy to implement deduplication solution that works effectively with all leading backup applications to provide both multi-site and multi-tier data protection. In September 2010, we announced availability of Quantum RDX, a removable disk-based data protection system designed for small to medium-sized businesses to cost effectively meet data backup, disaster recovery and archiving requirements. In addition, in October 2010, we introduced a new high-performance backup and deduplication system, the DXi8500, which offers the power and flexibility to anchor a multi-tier, enterprise-wide disaster recovery and data retention strategy. The DXi8500 is designed to deliver the highest single unit VTL performance in its class to accommodate shrinking backup and recovery windows more effectively than competitor offerings. We expect to begin shipping the DXi8500 in the next several weeks.

During the second quarter of fiscal 2011, increased traction from our sales and marketing efforts enabled us to emphasize Quantum products and solutions in the VAR channel to both existing and new channel partners. These marketing efforts have provided our partners with increased opportunities. In addition, we believe we have continued to strengthen our competitive position and build greater market momentum during the second quarter of fiscal 2011. We continue to work with our channel partners to take advantage of opportunities to reach end customers that have historically chosen competitor products, but due to consolidation in the market and resulting actions by competitors, we expect are more likely to select our products and solutions.

We have noted we are exposed to variability in our quarterly revenue as a result of large orders, and we are working to reduce this variability by increasing the velocity of our midrange DXi product sales. Although we had a slower than expected ramp of sales for midrange products in the channel, we continue to focus on building revenue momentum through partnering with the VAR channel, increased sales and marketing efforts and an expanded midrange product line with products like the DXi6700. Our efforts to increase revenue momentum also include gaining greater uniformity across geographies, sales territories and with our channel partners. We view our second quarter of fiscal 2011 performance as the foundation from which we can achieve further improvements.

Results

Total revenue for the second quarter of fiscal 2011 decreased $7.2 million to $167.7 million from $174.9 million in the second quarter of fiscal 2010, primarily reflecting the expected decline in revenue from OEM customers, with the largest revenue decreases from devices, OEM deduplication software and service. Partially offsetting these decreases, we had a 31% increase in branded disk systems and software solutions revenue in the second quarter of fiscal 2011 compared to the prior year period primarily due to increased StorNext software sales and sales of our midrange DXi-series disk products. Disk systems and software solutions increased to 16% of total revenue and to 24% of product revenue in the second quarter of fiscal 2011, up from 14% of total revenue and 21% of product revenue in the second quarter of fiscal 2010. For the second quarter of fiscal 2011, 80% of non-royalty revenue was branded, compared to 73% for the second quarter of fiscal 2010.

Gross margin decreased 120 basis points and product gross margin decreased 320 basis points compared to the second quarter of fiscal 2010 largely due to decreased revenue and the resulting shift in our revenue mix from the expected decrease in OEM deduplication software revenue as well as higher costs from a reduction in warranty benefits. Warranty benefits in the prior year period were attributable to significantly decreasing overall service and repair costs, a declining number of in-warranty units repaired and numerous products reaching the end of their warranty coverage. Service gross margin increased 180 basis points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to expense reductions in our service delivery model and the changed mix of services for branded products under contract and OEM repairs.

Operating expenses increased 1% to $62.3 million for the second quarter of fiscal 2011 from $61.7 million in the prior year primarily from increased sales and marketing expenses and investments in research and development, mostly offset by decreased restructuring expenses. Sales and marketing expenses increased due to expanding our sales force to increase branded product sales as well as increased advertising and marketing expenses related to channel engagement and our go-to-market efforts for new products. Research and development expense increased due to increased salaries and benefits from investing in our disk systems and software development teams to extend and improve our product portfolio.

Operating profit decreased $5.8 million to $9.1 million, resulting in a 5.4% operating margin for the second quarter of fiscal 2011 compared to an 8.5% operating margin for the second quarter of fiscal 2010. Interest expense decreased $0.9 million primarily due to prior year expense for an interest rate collar. We had net income of $3.0 million for the second quarter of fiscal 2011 compared to $11.4 million for the second quarter of fiscal 2010. Both operating margin and net income were largely impacted by the same factors that decreased gross margin compared to the prior year period. In addition, we generated $26.2 million of cash from operations in the second quarter of fiscal 2011. We ended the September 30, 2010 quarter with $98.0 million in cash, cash equivalents and restricted cash.

For the third quarter of fiscal 2011, we anticipate total revenue between $185 million and $200 million, a slightly higher gross margin rate than the second quarter of fiscal 2011, operating expenses of $64 million to $68 million, similar interest expense and tax expense as the second quarter of fiscal 2011 and diluted net income per share of $0.04 to $0.06. We are reconfirming our total revenue forecast for fiscal 2011, anticipating between $700 million and $750 million in total revenue. In addition, we continue to anticipate a modest increase in gross margin rates and decreased operating expenses for fiscal 2011 compared to fiscal 2010.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Product revenue	$112,329	67.0%	$118,327	67.6%	$(5,998)	(5.1)%
Service revenue	37,728	22.5%	39,757	22.8%	(2,029)	(5.1)%
Royalty revenue	17,665	10.5%	16,842	9.6%	823	4.9%
Total revenue	$167,722	100.0%	$174,926	100.0%	$(7,204)	(4.1)%

	Six Months Ended
	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Product revenue	$220,783	66.7%	$223,551	66.7%	$(2,768)	(1.2)%
Service revenue	76,365	23.1%	78,659	23.4%	(2,294)	(2.9)%
Royalty revenue	33,799	10.2%	33,056	9.9%	743	2.2%
Total revenue	$330,947	100.0%	$335,266	100.0%	$(4,319)	(1.3)%

Total revenue decreased in the second quarter and first six months of fiscal 2011 reflecting the expected declines in OEM revenue. In addition, revenue decreases for the first half of fiscal 2011 were impacted by canceled or delayed sales across all of our product lines from economic uncertainty in Europe. For the third quarter of fiscal 2011, we believe the underlying market demand exists to support increased revenue results; however, we continue to face risk associated with economic uncertainty that could result in end user customers delaying purchase decisions and downsizing configurations. As noted earlier, we are working to increase revenue momentum with our channel partners. We anticipate increased total revenue for the third quarter of fiscal 2011 compared to the second quarter of fiscal 2011 and project revenue growth for our branded products, primarily from disk systems and software solutions as well as tape automation systems.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $6.0 million and $2.8 million for the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010, respectively, primarily due to anticipated decreases in OEM sales, specifically revenue from devices and media as well as OEM deduplication software revenue. Revenue from sales of branded products increased 6% for both the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010.

	Three Months Ended
	September 30,	% of	September 30,	% of		%
(In thousands)	2010	revenue	2009	revenue	Change	Change
Disk systems and software solutions	$26,963	16.1%	$25,160	14.4%	$1,803	7.2%
Tape automation systems	62,862	37.5%	65,509	37.4%	(2,647)	(4.0)%
Devices and media	22,504	13.4%	27,658	15.8%	(5,154)	(18.6)%
Product revenue	$112,329	67.0%	$118,327	67.6%	$(5,998)	(5.1)%

	Six Months Ended
	September 30,	% of	September 30,	% of		%
	2010	revenue	2009	revenue	Change	Change
Disk systems and software solutions	$58,220	17.6%	$42,000	12.5%	$16,220	38.6%
Tape automation systems	119,548	36.1%	126,653	37.8%	(7,105)	(5.6)%
Devices and media	43,015	13.0%	54,898	16.4%	(11,883)	(21.6)%
Product revenue	$220,783	66.7%	$223,551	66.7%	$(2,768)	(1.2)%

As noted earlier, a primary goal for fiscal 2011 is to grow revenue from disk systems and software solutions. For the second quarter of fiscal 2011, disk systems and software solutions revenue increased 7% compared to the second quarter of fiscal 2010 primarily due to increased sales of StorNext software, which grew by more than 50% from the prior year, and increased revenue from the DXi6500-Series and the recently introduced DXi6700-Series disk appliance families. Midrange disk systems revenue more than tripled from the second quarter of fiscal 2010. Largely offsetting these increases was the expected decrease in OEM deduplication software revenue. For the first six months of fiscal 2011, our efforts to increase disk systems and software solutions revenue, combined with OEM deduplication software revenue recognized in accordance with contractual requirements in the first quarter of fiscal 2011, produced a 39% increase compared to the first six months of fiscal 2010. Disk systems and software solutions revenue increases for the first six months of fiscal 2011 were primarily from increased sales of branded disk systems, for both midrange and enterprise disk systems, as well as increased StorNext software sales. As a result of these revenue increases, disk systems and software solutions comprised a greater proportion of both product revenue and total revenue in the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010. As noted above, we expect revenue from our disk systems and software solutions to be a significant driver of growth for the remainder of fiscal 2011.

Tape automation systems revenue decreased 4% and 6% from the second quarter and first six months of fiscal 2010, respectively, primarily due to decreased branded enterprise tape automation systems sales in North America. We had anticipated higher tape automation system revenue in both North America and EMEA for the second quarter and first six months of fiscal 2011. This decrease was tempered by increased branded tape automation systems revenue in Asia in the second quarter and first six months of fiscal 2011 compared to the respective prior year periods. In addition, sales of our newer Scalar i40 and i80 products more than replaced the revenue declines from our legacy entry-level tape automation systems. As a result, overall entry-level tape automation systems revenue increased by 28% and 35% compared to the second quarter and first six months of fiscal 2010, respectively. Enterprise and midrange tape automation systems revenue from OEM customers decreased as anticipated in the second quarter and first six months of fiscal 2011 compared to the prior year periods.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined 19% and 22% from the second quarter and first six months of fiscal 2010, respectively, primarily due to anticipated decreases in sales of older OEM technology devices that reached, or are nearing, end of life as well as projected declines in media revenue. Consistent with our expectations, revenue from OEM devices has become an insignificant part of our overall revenue mix. We continue to be strategic with media sales and have not pursued opportunities that do not provide sufficient margins.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Hardware service contracts are typically purchased by our customers to extend their warranties or to provide faster service response times, or both. Service revenue decreases of 5% and 3% for the second quarter and first six months of fiscal 2011, respectively, compared to the second quarter and first six months of fiscal 2010, were primarily due to decreased OEM product repair services and to a lesser extent reduced hardware service contract revenues from our OEM customers. Service revenue from our branded products was approximately the same as the second quarter of fiscal 2010, and service revenue from our branded products increased 2% for the first six months of fiscal 2011 compared to the first six months of fiscal 2010.

Royalty Revenue

Tape media royalties were slightly higher in the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010, respectively, primarily due to increased media unit sales by media licensees. Royalties from LTO media, primarily LTO-5 media formats, increased more than decreases from maturing DLT media in the three and six months ended September 30, 2010, compared to the prior year periods.

Gross Margin

	Three Months Ended
(In thousands)	September 30, 2010	Gross margin %	September 30, 2009	Gross margin %	Change	% Change
Product gross margin	$39,262	35.0%	$45,250	38.2%	$(5,988)	(13.2)%
Service gross margin	14,469	38.4%	14,537	36.6%	(68)	(0.5)%
Royalty gross margin	17,665	100.0%	16,842	100.0%	823	4.9%
Gross margin	$71,396	42.6%	$76,629	43.8%	$(5,233)	(6.8)%

	Six Months Ended
	September 30, 2010	Gross margin %	September 30, 2009	Gross margin %	Change	% Change
Product gross margin	$77,081	34.9%	$78,388	35.1%	$(1,307)	(1.7)%
Service gross margin	27,970	36.6%	26,828	34.1%	1,142	4.3%
Royalty gross margin	33,799	100.0%	33,056	100.0%	743	2.2%
Gross margin	$138,850	42.0%	$138,272	41.2%	$578	0.4%

The 120 basis point decrease in gross margin percentage for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was largely due to decreased revenue and the resulting change in our revenue mix. OEM deduplication software revenue provides one of our highest product margins and we had a significant decrease in OEM deduplication software revenue in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. In addition, we had a reduction in warranty benefits in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Warranty benefits in the prior year period were attributable to significantly decreasing overall service and repair costs, a declining number of in-warranty units repaired and numerous products reaching the end of their warranty coverage. Partially offsetting these decreases was an increased percentage of products sold through our branded channels compared to the second quarter of fiscal 2010. Branded sales comprised 80% of non-royalty revenue for the second quarter of fiscal 2011 compared to 73% for the second quarter of fiscal 2010. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, as noted above, OEM deduplication software revenue provides one of our highest product margins.

The gross margin rate decrease in the second quarter of fiscal 2011 was more than offset by gross margin rate increases in the first quarter of fiscal 2011, resulting in an 80 basis point increase in gross margin rate for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. This increase in gross margin percentage was primarily due to changes in our revenue mix, partially offset by the reduction in warranty benefits for the first half of fiscal 2011 compared to the first half of fiscal 2010. We have emphasized sales growth of our disk systems and software solutions which increased to 18% of revenue in the first six months of fiscal 2011 compared to 13% of revenue in the prior year period.

We expect slightly higher gross margin rates in the third quarter of fiscal 2011 compared to the second quarter of fiscal 2011 and a modest increase in gross margin rates for the full fiscal year compared to fiscal 2010.

Product Margin

Our product gross margin dollars decreased $6.0 million and $1.3 million in the second quarter and first six months of fiscal 2011, respectively, and product gross margin rate decreased 320 basis points and 20 basis points in the second quarter and first six months of fiscal 2011, respectively, compared to the second quarter and first six months of fiscal 2010. These decreases were largely due to decreased product revenue and the resulting change in our product revenue mix. As noted above, the decreased gross margin rates were impacted by the decrease in OEM deduplication software revenue and lower warranty benefits in the second quarter of fiscal 2011 than the second quarter of fiscal 2010.

Service Margin

Service gross margin dollars were relatively unchanged in the second quarter of fiscal 2011 and increased $1.1 million in the first six months of fiscal 2011 compared to the prior year periods. Our service gross margin percentage increased 180 basis points and 250 basis points in the second quarter and first six months of fiscal 2011, respectively, as compared to the second quarter and first six months of fiscal 2010, primarily due to expense reductions in our service delivery model and the changed mix of services for branded products under contract and OEM repairs. We have reduced expense in our service delivery model by repairing certain product lines in our facilities at a lower cost than we incurred with external service providers.

Research and Development Expenses

	Three Months Ended
(In thousands)	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Research and development	$18,128	10.8%	$16,907	9.7%	$1,221	7.2%

	Six Months Ended
	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Research and development	$36,250	11.0%	$33,439	10.0%	$2,811	8.4%

The increase in research and development expenses compared to the second quarter and first six months of fiscal 2010 was primarily due to a $0.8 million and $2.3 million increase, respectively, in salaries and benefits from investment in our disk systems and software development teams for new product development efforts. In addition, we have utilized external service providers more in our development efforts resulting in a $0.6 million increase in external service costs in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Sales and marketing	$29,119	17.4%	$27,880	15.9%	$1,239	4.4%

	Six Months Ended
	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Sales and marketing	$59,197	17.9%	$55,173	16.5%	$4,024	7.3%

The increase in sales and marketing expense for the second quarter and first six months of fiscal 2011 over the second quarter and first six months of fiscal 2010 was largely due to a $0.7 million and $1.7 million increase, respectively, in salaries and benefits from growing our branded sales force. In addition, we increased advertising and marketing expenditures by $0.6 million and $1.7 million in the second quarter and first six months of fiscal 2011, respectively, related to new product introductions and efforts to expand our position with the customer bases of our key channel partners. We believe these programs will help us gain greater revenue momentum with end users and within the channel.

General and Administrative Expenses

	Three Months Ended
(In thousands)	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
General and administrative	$14,941	8.9%	$15,218	8.7%	$(277)	(1.8)%

	Six Months Ended
	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
General and administrative	$30,424	9.2%	$29,723	8.9%	$701	2.4%

The decrease in general and administrative expenses for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was primarily due to decreased salaries and benefits. The increase in general and administrative expenses for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 was primarily from $0.6 million more in bad debt recoveries in the first half of fiscal 2010 than in the first six months of fiscal 2011.

Restructuring Charges

	Three Months Ended
(In thousands)	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Restructuring charges	$94	0.1%	$1,696	1.0%	$(1,602)	(94.5)%

	Six Months Ended
	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Restructuring charges	$11	—%	$4,806	1.4%	$(4,795)	(99.8)%

The decreases in restructuring charges for the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 was primarily due to facility restructuring from vacating and accruing the remaining contractual lease payments on four facilities in the prior year. For additional information, refer to Note 9 “Restructuring Charges.” Until we achieve sustained profitability, we may incur additional charges in the future related to further cost reduction steps.

Interest Income and Other, Net

	Three Months Ended
(In thousands)	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Interest income and other, net	$306	0.2%	$1,265	0.7%	$(959)	(75.8)%

	Six Months Ended
	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Interest income and other, net	$274	0.1%	$1,269	0.4%	$(995)	(78.4)%

The decrease in interest income and other, net for the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 was largely due to $0.4 million and $0.6 million, respectively, of fair value gains on an interest rate collar in the prior year periods. The interest rate collar expired December 31, 2009. In addition, we had a $0.4 million decrease from both the second quarter and first six months of fiscal 2010 due to higher net foreign exchange gains in the prior year periods. The foreign exchange gains in the second quarter and first six months of fiscal 2010 were primarily due to the U. S. dollar weakening against the euro and the Australian dollar.

Interest Expense

	Three Months Ended
(In thousands)	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Interest expense	$6,001	3.6%	$6,935	4.0%	$(934)	(13.5)%

	Six Months Ended
	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Interest expense	$12,116	3.7%	$12,586	3.8%	$(470)	(3.7)%

Interest expense decreased $0.9 million and $0.5 million in the second quarter and first six months of fiscal 2011, respectively, primarily due to interest paid in the second quarter and first six months of fiscal 2010 related to an interest rate collar. The collar expired on December 31, 2009. Interest expense also includes the amortization of debt issuance costs for debt facilities.

Gain on Debt Extinguishment, Net of Costs

	Three Months Ended
(In thousands)	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Gain on debt extinguishment, net of costs	$—	—%	$1,569	0.9%	$(1,569)	(100.0)%

	Six Months Ended
	September 30, 2010	% of revenue	September 30, 2009	% of revenue	Change	% Change
Gain on debt extinguishment, net of costs	$—	—%	$12,859	3.8%	$(12,859)	(100.0)%

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

Income Taxes

	Three Months Ended
(In thousands)	September 30, 2010	% of pre-tax income	September 30, 2009	% of pre-tax income	Change	% Change
Income tax provision (benefit)	$394	11.5%	$(528)	(4.9)%	$922	n/m

	Six Months Ended
	September 30, 2010	% of pre-tax income	September 30, 2009	% of pre-tax income	Change	% Change
Income tax provision	$797	70.8%	$310	1.9%	$487	157.1%

The income tax provision for the second quarter and first six months of fiscal 2011 and for the first six months of 2010 primarily reflects expenses for foreign income taxes and state taxes. The tax benefit for the second quarter of fiscal 2010 was due to lower foreign income taxes and U.S. tax refunds from amended filings. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2010	September 30, 2009	Change
Cost of revenue	$3,966	$5,499	$(1,533)
Research and development	100	100	—
Sales and marketing	3,362	3,394	(32)
General and administrative	25	25	—
	$7,453	$9,018	$(1,565)

	Six Months Ended
	September 30, 2010	September 30, 2009	Change
Cost of revenue	$9,513	$10,974	$(1,461)
Research and development	200	200	—
Sales and marketing	6,756	6,788	(32)
General and administrative	50	50	—
	$16,519	$18,012	$(1,493)

The decrease in intangible expense in the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 was due to certain intangibles becoming fully amortized in the second quarter of fiscal 2011. For further information regarding amortizable intangible assets, refer to Note 6 “Goodwill and Intangible Assets.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	September 30, 2010	September 30, 2009	Change
Cost of revenue	$444	$319	$125
Research and development	581	582	(1)
Sales and marketing	720	760	(40)
General and administrative	729	1,014	(285)
	$2,474	$2,675	$(201)

	Six Months Ended
	September 30, 2010	September 30, 2009	Change
Cost of revenue	$904	$619	$285
Research and development	1,330	1,220	110
Sales and marketing	1,605	1,218	387
General and administrative	1,677	1,756	(79)
	$5,516	$4,813	$703

The increase in share-based compensation for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 was primarily due to a $0.8 million increase from rights to purchase shares of company stock resulting from reinstatement of the Purchase Plan on January 1, 2010. The Purchase Plan was suspended throughout the first six months of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	September 30, 2010	September 30, 2009
Net income	$329	$16,363
Net cash provided by operating activities	10,489	64,453
Net cash used in investing activities	(7,513)	(3,022)
Net cash used in financing activities	(21,751)	(64,158)

Six Months Ended September 30, 2010

The $10.2 million difference between reported net income and cash provided by operating activities during the six months ended September 30, 2010 was primarily due to $35.6 million in non-cash expenses, the largest of which were amortization, depreciation, service parts lower of cost or market adjustment and share-based compensation. This was partially offset by an $18.1 million decrease in deferred revenue, a $3.6 million decrease in accounts payable and a $3.2 million decrease in accrued compensation. The decrease in deferred revenue was primarily due to the final utilization of an OEM deduplication software prepayment and to a lesser extent, a typical seasonal decline in service contract volumes. The majority of our service contracts renew in our third and fourth fiscal quarters. The decrease in accounts payable was primarily due to timing of vendor payments, and the decrease in accrued compensation was primarily due to the timing of payroll payments.

Cash used in investing activities reflects $7.7 million of equipment purchases during the six months ended September 30, 2010. Equipment purchases were primarily for engineering and IT software and engineering test equipment to support product development activities.

Cash used in financing activities during the first six months of fiscal 2011 was primarily due to repaying the outstanding $22.1 million of the convertible subordinated notes at maturity.

Six Months Ended September 30, 2009

The $48.1 million difference between reported net income and cash provided by operating activities during the six months ended September 30, 2009 was due in part to $34.7 million in non-cash expenses, the largest of which were amortization, depreciation and share-based compensation. Non-cash expenses were partially offset by a $15.6 million non-cash gain on debt extinguishment. Cash provided by operating activities was also due to a $15.5 million increase in deferred revenue, a $7.9 million reduction in manufacturing inventories and a $5.1 million increase in accounts payable. Deferred revenue increases were primarily attributable to prepaid license fees under an OEM agreement partially offset by lower service contract volumes. Manufacturing inventories decreased due to planned reductions in inventory levels. The increase in accounts payable was primarily due to lower expenditures and the timing of purchases and payments.

Cash used in investing activities reflects $3.1 million of equipment purchases during the six months ended September 30, 2009. Equipment purchases were primarily for engineering and IT equipment to support product development activities and leasehold improvements for a facility.

Cash used in financing activities during the first six months of fiscal 2010 was primarily due to repaying $61.0 million of our term debt under the senior secured credit agreement with Credit Suisse (“CS credit agreement”). We refinanced the majority of our convertible subordinated notes during the first half of fiscal 2010, and repayments of these notes were mostly offset by borrowings under two credit agreements with EMC International Company (“EMC credit agreements”).

Capital Resources and Financial Condition

We have made progress in increasing operating income levels, and we continue to focus on improving our operating performance. Our efforts are intended to increase revenue in higher margin areas of the business and to continue to improve margins in order to return to consistent profitability and to generate positive cash flows from operating activities. In addition, we may explore refinancing opportunities that reduce interest expense on our debt or provide other favorable terms. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve revenue and gross margin projections and to continue to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary repayment terms including interest rates.

Under the CS credit agreement, we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. As of September 30, 2010, we have letters of credit totaling $1.2 million reducing the amount available to borrow on this revolver to $48.8 million. Quarterly, we are required to pay a 0.5% commitment fee on the undrawn amount under the revolving credit facility.

Our outstanding term debt under the CS credit agreement was $185.1 million at September 30, 2010. We made a $20.0 million principal prepayment on October 29, 2010, reducing the balance of the term loan to $165.1 million. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 3.76% at September 30, 2010. We are required to make quarterly interest and principal payments on the term loan. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount in certain circumstances. To date, the annual calculations of excess cash flow have not required additional payments. There is a blanket lien on all of our assets under the CS credit agreement in addition to certain financial and reporting covenants. As of September 30, 2010, we were in compliance with all debt covenants.

In addition, on October 26, 2010, we entered into an amendment to the CS credit agreement that provides us, among other changes, with additional flexibility to issue equity securities or certain subordinated debt securities in order to refinance our outstanding senior subordinated indebtedness under the EMC credit agreements.

We have $121.7 million in term loans under the EMC credit agreements, of which $21.7 million matures on December 31, 2011 and $100.0 million matures on September 30, 2014. These loans have similar terms, including a 12.0% fixed interest rate. We are required to make quarterly interest payments on these loans.

The $22.1 million aggregate principal amount of convertible subordinated notes held at June 30, 2010 matured on August 1, 2010 and was repaid with cash on hand.

Generation of positive cash flow from operating activities has historically been, and will continue to be, an important source of cash to fund operating needs and meet our current and long-term obligations. In addition, we believe generation of positive cash flow from operating activities will provide us with improved financing capacity. We have taken many actions to offset the negative impact of the recession and its impact on the backup, archive and recovery market. We cannot provide assurance that the actions we have taken in the past or any actions we may take in the future will ensure a consistent, sustainable and sufficient level of net income and positive cash flow from operating activities to fund, sustain or grow our business. Certain events that are beyond our control, including prevailing economic, competitive and industry conditions, as well as various legal and other disputes, may prevent us from achieving these financial objectives. Any inability to achieve consistent and sustainable net income and cash flow could result in:

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and CS term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In addition, the EMC credit agreements contain cross-default provisions. In the case of our borrowings at October 29, 2010, this would mean $286.8 million could become immediately payable.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our discussion and analysis of the financial condition and results of operations is based on the accompanying Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make significant estimates and judgments about future uncertainties that affect reported assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. In the event that estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting estimates requiring our most difficult, subjective or complex judgments are unchanged except for the revenue recognition estimates and policies described below. Our critical accounting estimates and policies have been disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the Securities and Exchange Commission on June 11, 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2011, we elected to early adopt the amended revenue recognition guidance for multiple element deliverable arrangements as well as for software revenue recognition on a prospective basis for applicable transactions originating or materially modified on or after April 1, 2010. The adoption of these standards did not have a material impact on our financial position or results of operations. For additional information regarding the adoption of these amendments and our assessment of other recent accounting pronouncements, refer to Note 3 “Significant Accounting Policies; New Accounting Standards.”

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

Our cash equivalents consisted solely of money market funds during the six months ended September 30, 2010. During the first six months of fiscal 2011, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income.

Interest accrues on our CS term loan at our option, based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. A hypothetical 100 basis point increase in interest rates would have increased interest expense $0.9 million for the first six months of fiscal 2011.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation of the U.S. dollar would have resulted in an immaterial change to income before income taxes for the six months ended September 30, 2010. We determined this result by applying a different exchange rate to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

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
  The loss of one or more of such distributors or resellers;
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
In addition, there is a risk that we may not be able to repay our debt obligations as they become due. We incurred significant losses from fiscal 2002 through fiscal 2009. Our ability to meet our debt service obligations and fund our working capital, capital expenditures, acquisitions, research and development and other general corporate needs depends upon our ability to generate sufficient cash flow from operations. We cannot provide assurance that we will generate sufficient cash flow from operations to service these debt obligations, or that future borrowings or equity financing will be available to us on commercially reasonable terms, or at all, or available in an amount sufficient to enable us to pay our debt obligations or fund our other liquidity needs. Unless we are able to consistently generate cash flows from operations, we may not generate sufficient cash flow to service our debt obligations, which could require that we reduce or delay capital expenditures and/or sell assets, thereby affecting our ability to remain competitive and materially and adversely affecting our business. Such a failure to repay our debt obligations when due would result in default under our loan agreements, which would give our lenders the right to seize all of our assets. Any such inability to meet our debt obligations could therefore have a material and adverse effect on our business, financial condition and results of operations.

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

Our tape media royalties, branded software and OEM deduplication software revenues are relatively profitable and can significantly impact total company profitability. A significant decline in royalty, branded software or OEM deduplication software revenues could materially and adversely affect our business, financial condition and operating results.

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
  The media consumption habits and rates of end users;
  The pattern of tape drive retirements; and
  The level of channel inventories.
Our media royalties depend in part upon royalty rates and the quantity of media consumed by the installed base of our tape drives. Reduced royalty rates, or a reduced installed tape drive base, would result in further reductions in our media royalty revenue. This could materially and adversely affect our business, financial condition and results of operations.

Our branded software revenues are also dependent on many factors, including the success of competitive offerings, our ability to execute on our product roadmap and our effectiveness at marketing and selling our branded software solutions directly or through our channel partners.

Our OEM deduplication software revenues also depend on many factors, including the success of competitive offerings, our ability to execute on our product roadmap with our OEM deduplication software partners, the effort our OEM deduplication software partners put into marketing and selling the resulting products, the market acceptance of the resulting products and changes in the competitive landscape such as that which occurred with EMC’s purchase of Data Domain. Our relationship with EMC changed from partner to competitor in deduplication as a result of their acquisition of Data Domain. Following this acquisition, except for the first quarter of fiscal 2011 when significant revenue was recognized in accordance with contractual requirements, our OEM deduplication software revenue has significantly declined, which has negatively impacted our results.

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

The economic crisis in the U.S. and global financial markets had and may continue to have a material and adverse impact on our business and our financial condition, including the impact to our results in the first half of fiscal 2011 from economic conditions in Europe. Uncertainty about economic conditions always poses a risk as businesses may further reduce or postpone spending in response to tighter credit, negative financial news and declines in income or asset values. In addition, economic conditions over the past year have resulted in some customers’ reduced credit worthiness, bankruptcies of certain customers and the global disruption in the credit markets continues to affect customers’ and business’ efforts to obtain credit, each of which has increased our potential exposure to bad debt. These macroeconomic factors have had a material negative effect on our business and the demand for our products, the initial impact of which was reflected in our results for the second quarter of fiscal 2009. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions. Another global economic crisis like the one that we recently experienced could materially adversely affect our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     The Exhibit Index beginning on page 42 of this report sets forth a list of exhibits and is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM CORPORATION

/s/ JON W. GACEK
Jon W. Gacek
Chief Operating Officer, Chief Financial Officer
and Executive Vice President

Dated: November 5, 2010

QUANTUM CORPORATION
EXHIBIT INDEX

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007

3.2	Amended and Restated Bylaws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008

3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010

10.1	Termination Agreement and General Release between Quantum Corporation and Gerald G. Lopatin, dated July 21, 2010.*	8-K	001-13449	10.1	July 23, 2010

10.2	Amendment No. 2 to Senior Secured Credit Agreement. ‡	8-K	001-13449	10.1	October 26, 2010

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

*	Indicates management contract or compensatory plan, contract or arrangement.

‡	Filed herewith.

†	Furnished herewith.