Form 10-Q
period 2010-12-31
QUANTUM CORP /DE/
filed 2011-02-08
CIK 709283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of the close of business on January 31, 2011, approximately 225.4 million shares of Quantum Corporation’s common stock were issued and outstanding.

QUANTUM CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Product revenue	$123,218	$124,580	$344,001	$348,131
Service revenue	37,365	38,991	113,730	117,650
Royalty revenue	15,643	18,139	49,442	51,195
Total revenue	176,226	181,710	507,173	516,976

Cost of product revenue	77,456	82,509	221,158	227,672
Cost of service revenue	23,200	24,485	71,595	76,316
Total cost of revenue	100,656	106,994	292,753	303,988
Gross margin	75,570	74,716	214,420	212,988
Operating expenses:
Research and development	18,240	18,155	54,490	51,594
Sales and marketing	31,776	29,029	90,973	84,202
General and administrative	14,176	16,289	44,600	46,012
Restructuring charges (benefits)	—	(22)	11	4,784
	64,192	63,451	190,074	186,592
Income from operations	11,378	11,265	24,346	26,396
Interest income and other, net	(250)	526	24	1,795
Interest expense	(4,761)	(6,813)	(16,877)	(19,399)
Gain (loss) on debt extinguishment, net of costs	(1,186)	—	(1,186)	12,859
Income before income taxes	5,181	4,978	6,307	21,651
Income tax provision (benefit)	(683)	342	114	652
Net income	$5,864	$4,636	$6,193	$20,999

Net income per share:
Basic	$0.03	$0.02	$0.03	$0.10
Diluted	0.03	0.02	0.03	0.04

Income for purposes of computing net income per share:
Basic	$5,864	$4,636	$6,193	$20,999
Diluted	5,864	4,636	6,193	9,389

Weighted average common and common equivalent shares:
Basic	222,801	213,525	219,052	212,092
Diluted	235,099	220,710	228,154	223,143

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$91,198	$114,947
Restricted cash	1,667	1,896
Accounts receivable, net of allowance for doubtful accounts of $343 and $798, respectively	118,747	103,397
Manufacturing inventories, net	54,086	54,080
Service parts inventories, net	46,591	53,217
Deferred income taxes	8,079	7,907
Other current assets	10,667	14,500
Total current assets	331,035	349,944

Long-term assets:
Property and equipment, less accumulated depreciation	24,994	24,528
Intangible assets, less accumulated amortization	50,642	73,092
Goodwill	46,770	46,770
Other long-term assets	12,909	9,809
Total long-term assets	135,315	154,199
	$466,350	$504,143
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$58,708	$56,688
Accrued warranty	6,511	5,884
Deferred revenue, current	83,539	94,921
Current portion of long-term debt	1,477	1,884
Current portion of convertible subordinated debt	—	22,099
Accrued restructuring charges	944	3,795
Accrued compensation	30,259	31,237
Income taxes payable	1,408	2,594
Other accrued liabilities	22,527	23,555
Total current liabilities	205,373	242,657

Long-term liabilities:
Deferred revenue, long-term	32,793	30,724
Deferred income taxes	8,398	8,676
Long-term debt	143,227	305,899
Convertible subordinated debt	135,000	—
Other long-term liabilities	6,749	7,444
Total long-term liabilities	326,167	352,743

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value; 1,000,000 shares authorized; 225,031 and 214,946 shares
issued and outstanding at December 31, 2010 and March 31, 2010, respectively	2,250	2,149
Capital in excess of par value	380,793	361,374
Accumulated deficit	(454,936)	(461,129)
Accumulated other comprehensive income	6,703	6,349
Stockholders’ deficit	(65,190)	(91,257)
	$466,350	$504,143

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income	$6,193	$20,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,780	9,111
Amortization	23,728	28,987
Service parts lower of cost or market adjustment	10,957	8,092
(Gain) loss on debt extinguishment	1,186	(15,613)
Deferred income taxes	(417)	(387)
Share-based compensation	8,050	7,155
Changes in assets and liabilities:
Accounts receivable	(15,350)	(8,702)
Manufacturing inventories	(5,861)	8,387
Service parts inventories	1,524	3,270
Accounts payable	2,000	11,354
Accrued warranty	626	(4,724)
Deferred revenue	(9,312)	13,864
Accrued restructuring charges	(2,856)	(190)
Accrued compensation	(1,068)	1,312
Income taxes payable	(1,159)	(2,268)
Other assets and liabilities	1,900	954
Net cash provided by operating activities	28,921	81,601

Cash flows from investing activities:
Purchases of property and equipment	(9,348)	(5,728)
(Increase) decrease in restricted cash	222	(120)
Return of principal from other investments	95	166
Net cash used in investing activities	(9,031)	(5,682)

Cash flows from financing activities:
Borrowings of long-term debt, net	—	120,042
Repayments of long-term debt	(163,079)	(61,463)
Borrowings of convertible subordinated debt, net	130,022	—
Repayments of convertible subordinated debt	(22,099)	(122,288)
Payment of taxes due upon vesting of restricted stock	(2,165)	(960)
Proceeds from issuance of common stock	13,635	1,761
Net cash used in financing activities	(43,686)	(62,908)

Effect of exchange rate changes on cash and cash equivalents	47	248

Net increase (decrease) in cash and cash equivalents	(23,749)	13,259
Cash and cash equivalents at beginning of period	114,947	85,532
Cash and cash equivalents at end of period	$91,198	$98,791

See accompanying Notes to Condensed Consolidated Financial Statements.

QUANTUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”) (NYSE: QTM), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of distributors, value-added resellers, original equipment manufacturers and other suppliers to solve customers’ data protection, retention and management challenges.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES; NEW ACCOUNTING STANDARDS

Except for the revenue recognition policy update described below, there have been no changes to the significant accounting policies used in the preparation of our Condensed Consolidated Financial Statements. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 11, 2010.

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

We evaluate each deliverable in an arrangement to determine whether they represent separate units of accounting using the following criteria: the delivered item has value to the customer on a standalone basis; and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of any undelivered item is considered probable and substantially within the control of the company. We consider a deliverable to have standalone value if the product or service is sold separately or could be sold on a standalone basis. Further, our revenue arrangements typically do not include a general right of return relative to the delivered products. If these criteria are met for each deliverable in the arrangement, consideration is allocated to the separate units of accounting based on each unit’s relative selling price as described below. If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being deferred until the earlier of when such criteria are met, when the last undelivered element is delivered or ratably over the contract term as appropriate.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”) which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We will apply this standard beginning in fiscal 2012 and do not anticipate adoption will impact our statements of financial position or results of operations.

NOTE 3: FAIR VALUE

Following is a summary table of assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

	December 31, 2010	March 31, 2010
Assets:
Money market funds	$78,500	$108,485
Deferred compensation investments	1,336	1,154
Liabilities:
Deferred compensation liabilities	1,336	1,154

The above fair values are based on quoted market prices at the respective balance sheet dates. Following are the fair values of assets and liabilities measured and recorded at fair value on a recurring basis by input level as of December 31, 2010 (in thousands):

	Fair Value Measurements Using Input Levels:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$78,500	$—	$78,500
Deferred compensation investments	—	1,336	—	1,336
Liabilities:
Deferred compensation liabilities	—	1,336	—	1,336

We have certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment and they are recorded at fair value only when an impairment is recognized. These assets include property and equipment, intangible assets and goodwill. We did not have any non-financial assets that were required to be measured at fair value in the third quarter or first nine months of fiscal 2011 or 2010. We do not have any non-financial liabilities measured and recorded at fair value.

We have financial liabilities for which we are obligated to repay the carrying value, unless the holder agrees to a lesser amount. The carrying value and fair value of these financial liabilities at December 31, 2010 and March 31, 2010 were as follows (in thousands):

	December 31, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Suisse term loan(1)	$144,704	$143,980	$186,066	$175,832
EMC term loans(2)	—	—	121,717	138,301
Convertible subordinated notes(3)(4)	135,000	150,243	22,099	21,547
____________________

(1)	Fair value based on non-binding broker quotes using current market information.
(2)	Fair value based on publicly traded debt with comparable terms.
(3)	Fair value based on quoted market prices.
(4)	Carrying and fair value as of December 31, 2010 is for convertible subordinated notes issued November 2010. Carrying value and fair value at March 31, 2010 is for convertible subordinated notes issued July 2003.

NOTE 4: INVENTORIES

Inventories consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
Manufacturing inventories, net:
Finished goods	$23,727	$24,040
Work in process	4,347	3,869
Materials and purchased parts	26,012	26,171
	$54,086	$54,080
Service parts inventories, net:
Finished goods	$26,910	$30,073
Component parts	19,681	23,144
	$46,591	$53,217

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

We evaluate goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when indicators of impairment are present. Intangible assets are evaluated for impairment whenever indicators of impairment are present. During the third quarter of fiscal 2011 and 2010, we considered whether there were any indicators of impairment for both our goodwill and our long-lived assets, including amortizable intangible assets, and determined there were none.

The following provides a summary of the carrying value of amortizable intangible assets (in thousands):

	December 31, 2010			March 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Purchased technology	$188,167	$(173,775)	$14,392	$188,167	$(161,488)	$26,679
Trademarks	27,260	(26,113)	1,147	27,260	(25,506)	1,754
Non-compete agreements	500	(444)	56	500	(368)	132
Customer lists	106,419	(71,372)	35,047	106,419	(61,892)	44,527
	$322,346	$(271,704)	$50,642	$322,346	$(249,254)	$73,092

Total intangible amortization expense was $5.9 million and $22.5 million for the three and nine months ended December 31, 2010, respectively, compared to $9.1 million and $27.1 million for the three and nine months ended December 31, 2009, respectively.

NOTE 6: ACCRUED WARRANTY

The quarterly and year-to-date changes in the accrued warranty balance were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Beginning balance	$6,214	$7,100	$5,884	$11,152
Additional warranties issued	3,059	2,322	8,264	6,560
Adjustments for warranties issued in prior fiscal years	614	(402)	1,740	(2,675)
Settlements	(3,376)	(2,592)	(9,377)	(8,609)
Ending balance	$6,511	$6,428	$6,511	$6,428

We warrant our products against defects for 12 to 36 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded when products are shipped and revenue recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future failure rates and future costs of repair. Future costs of repair include materials consumed in the repair, labor and overhead amounts necessary to perform the repair. If future actual failure rates differ from our estimates, we record the impact in subsequent periods. If future actual costs of repair were to differ significantly from our estimates, we would record the impact of these unforeseen cost differences in subsequent periods.

NOTE 7: CONVERTIBLE SUBORDINATED DEBT AND LONG-TERM DEBT

Debt balances consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
Convertible subordinated debt	$135,000	$22,099
Credit Suisse term loan	144,704	186,066
EMC term loans	—	121,717
	$279,704	$329,882

Fiscal 2011

On October 26, 2010, we entered into a second amendment to the senior secured credit agreement with Credit Suisse which, among other changes, provides us with additional flexibility to issue equity securities or certain subordinated debt securities in order to refinance any senior subordinated indebtedness.

During the third quarter and first nine months of fiscal 2011, we made principal payments on the term loan under the Credit Suisse credit agreement of $40.4 million and $41.4 million, respectively, bringing our outstanding balance to $144.7 million at December 31, 2010.

On November 15, 2010, we issued $135.0 million aggregate principal amount of 3.50% convertible senior subordinated notes due November 15, 2015 (“current notes”) with a conversion price of $4.33 per share of our common stock. We may not redeem the notes prior to their maturity date although investors may convert the current notes into Quantum common stock until November 14, 2015 at their option. In addition, since purchasers are qualified institutional investors, as defined in Rule 144 under the Securities Act of 1933 (“Securities Act”), the current notes have not been registered under the Securities Act. We will pay 3.50% interest per annum on the principal amount of the current notes semi-annually on May 15 and November 15 of each year beginning in May 2011. Interest began to accrue on November 15, 2010. The terms of the current notes are governed by an agreement dated November 15, 2010 between Quantum and U.S. Bank National Association. The current notes are subordinated to any existing indebtedness and other liabilities.

On November 15, 2010, we paid $121.7 million plus $1.8 million in accrued and unpaid interest to settle the term loan dated as of June 3, 2009 and the supplemental term loan dated as of June 29, 2009 with EMC International Company. In connection with this debt extinguishment, we wrote off $1.2 million of unamortized debt costs related to these term loans. As a result of the voluntary prepayment in full of these term loans, we have satisfied all of our obligations under these loans. We funded this payment using proceeds from the current convertible notes.

On July 30, 2010, we paid $22.1 million plus $0.5 million in accrued and unpaid interest to redeem the convertible subordinated notes outstanding at that date, in accordance with the contractual terms at maturity. These notes matured August 1, 2010. We funded this payment with cash on hand.

Fiscal 2010

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

NOTE 8: RESTRUCTURING CHARGES

In fiscal 2010 and continuing into the first quarter of fiscal 2011, we undertook restructuring actions that consolidated operations supporting the business to improve operational efficiencies and to adapt our operations in recognition of economic conditions. The types of restructuring expense (benefit) for the three and nine months ended December 31, 2010 and 2009 were (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
By expense (benefit) type
Severance and benefits	$—	$(94)	$549	$64
Facilities	—	72	(538)	4,919
Other	—	—	—	(199)
Total	$—	$(22)	$11	$4,784

Fiscal 2011

For the nine months ended December 31, 2010, severance and benefits expense from additional positions eliminated was mostly offset by facility reversals. The facility reversals were primarily due to negotiating settlements for lease liabilities on two vacated facilities in the U.S. for amounts lower than the outstanding lease contracts.

Fiscal 2010

During the third quarter of fiscal 2010, actual severance and benefits restructuring expenses were lower than estimated resulting in a $0.1 million reversal. These reversals were largely offset by facility expenses incurred during the third quarter of fiscal 2010 on vacant facilities.

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

Accrued Restructuring

The following tables show the activity and the estimated timing of future payouts for accrued restructuring (in thousands):

	Three months ended December 31, 2010
	Severance and Benefits	Facilities	Total
Balance as of September 30, 2010	$—	$1,063	$1,063
Restructuring charges	—	—	—
Reversals	—	—	—
Cash payments	—	(119)	(119)
Balance as of December 31, 2010	$—	$944	$944

	Nine months ended December 31, 2010
	Severance and Benefits	Facilities	Total
Balance as of March 31, 2010	$494	$3,301	$3,795
Restructuring charges	555	307	862
Reversals	(6)	(845)	(851)
Cash payments	(1,043)	(1,819)	(2,862)
Balance as of December 31, 2010	$—	$944	$944

	Severance and Benefits	Facilities	Total
Estimated timing of future payouts:
Fiscal 2011	$—	$99	$99
Fiscal 2012 to 2016	—	845	845
	$—	$944	$944

NOTE 9: STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Overview

Our stock incentive plans (“Plans”) are broad-based, long-term retention programs that are intended to attract and retain talented employees and align stockholder and employee interests. The Plans provide for the issuance of stock options, stock appreciation rights, stock purchase rights and long-term performance awards to our employees, officers and affiliates. The Plans have 110.6 million shares of stock authorized of which 12.6 million shares of stock were available for grant as of December 31, 2010.

We also have an employee stock purchase plan (“Purchase Plan”) that allows for the purchase of stock at 85% of fair market value at the date of grant or the exercise date, whichever value is less. There were 7.6 million shares available for issuance as of December 31, 2010.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our Plans and rights to acquire stock granted under our Purchase Plan.

Share-Based Compensation

The following table summarizes share-based compensation (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Share-based compensation:
Cost of revenue	$459	$333	$1,363	$952
Research and development	603	513	1,933	1,733
Sales and marketing	786	619	2,391	1,837
General and administrative	686	877	2,363	2,633
	$2,534	$2,342	$8,050	$7,155
Share-based compensation by type of award:
Stock options	$772	$1,045	$2,807	$2,555
Restricted stock	1,287	1,297	3,988	4,600
Stock purchase plan	475	—	1,255	—
	$2,534	$2,342	$8,050	$7,155

Stock Options

No stock options were granted in the third quarter of fiscal 2011. The weighted-average grant date fair values of employee stock option grants, as well as the weighted-average assumptions used in calculating fair value for the first nine months of fiscal 2011 and for the third quarter and first nine months of fiscal 2010 were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Option life (in years)	n/a	3.9	4.2	3.9
Risk-free interest rate	n/a	1.82%	2.02%	2.06%
Stock price volatility	n/a	109.12%	106.75%	107.66%
Dividend yield	—	—	—	—
Weighted-average grant date fair value	n/a	$1.01	$1.96	$0.73

Restricted Stock

The fair value of the restricted stock awards granted is the intrinsic value as of the respective grant date since the restricted stock awards are granted at no cost to the employees. The weighted-average grant date fair values of restricted stock awards granted during the third quarter and first nine months of fiscal 2011 were $2.73 and $1.95, respectively. The weighted-average grant date fair values of restricted stock awards granted during the third quarter and first nine months of fiscal 2010 were $2.32 and $1.10, respectively.

Stock Purchase Plan

Under the Purchase Plan, rights to purchase shares are granted during the second and fourth quarter of each fiscal year. The value of rights to purchase shares granted in the first nine months of fiscal 2011 was estimated at the date of the grant. No rights to purchase shares were granted during the third quarter or first nine months of fiscal 2010. The weighted-average grant date fair values and the assumptions used in calculating fair values for the nine month periods ended December 31, 2010 and 2009 are as follows:

	Nine Months Ended
	December 31, 2010	December 31, 2009
Option life (in years)	0.5	n/a
Risk-free interest rate	0.20%	n/a
Stock price volatility	66.91%	n/a
Dividend yield	—	—
Weighted-average grant date fair value	$0.48	n/a

Stock Activity

Stock Options

A summary of activity relating to our stock options follows (options and aggregate intrinsic value in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2010	31,329	$2.40
Granted	204	2.66
Exercised	(6,195)	1.89
Forfeited	(1,637)	1.99
Expired	(998)	5.02
Outstanding as of December 31, 2010	22,703	$2.46	3.55	$34,668
Vested and expected to vest at December 31, 2010	22,255	$2.48	3.51	$33,501
Exercisable as of December 31, 2010	16,377	$2.98	2.82	$18,165

Restricted Stock

A summary of activity relating to our restricted stock follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2010	5,135	$1.64
Granted	5,111	1.95
Vested	(3,433)	1.56
Forfeited	(535)	1.47
Nonvested at December 31, 2010	6,278	$1.95

NOTE 10: INCOME TAXES

The tax benefit for the third quarter of fiscal 2011 was primarily due to release of tax liabilities in foreign jurisdictions and the tax expense for the third quarter of fiscal 2010 was primarily comprised of foreign income taxes and state taxes. The tax expense for the first nine months of fiscal 2011 was primarily comprised of foreign income taxes and state taxes largely reduced by release of tax liabilities in foreign jurisdictions. The tax expense for the first nine months of fiscal 2010 was comprised of foreign income taxes and state taxes partially reduced by U.S. tax refunds from amended filings.

NOTE 11: NET INCOME PER SHARE

Equity Instruments Outstanding

We have granted stock options and restricted stock units under our Plans that, upon exercise and vesting, respectively, would increase shares outstanding. At December 31, 2010, we had outstanding 3.50% notes which are convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.33 per share. The current notes, if converted, would increase shares outstanding. We issued a warrant to purchase 10 million shares of our common stock that, in the event of a change of control of Quantum, vests and would become exercisable. Upon exercise, warrants would increase shares outstanding.

At December 31, 2009, we had outstanding 4.375% convertible subordinated notes which were convertible at the option of the holders at any time prior to maturity into shares of Quantum common stock at a conversion price of $4.35 per share.

Net Income per Share

The following is our computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net income	$5,864	$4,636	$6,193	$20,999
Interest on dilutive notes	—	—	—	1,249
Gain on debt extinguishment, net of costs	—	—	—	(12,859)
Net income for purposes of computing net income
per diluted share	$5,864	$4,636	$6,193	$9,389
Weighted average shares and common share equivalents (“CSE”):
Basic	222,801	213,525	219,052	212,092
Dilutive CSE from stock plans	12,298	7,185	9,102	2,340
Dilutive CSE from convertible notes	—	—	—	8,711
Diluted	235,099	220,710	228,154	223,143
Basic net income per share	$0.03	$0.02	$0.03	$0.10
Diluted net income per share	$0.03	$0.02	$0.03	$0.04

The computations of diluted net income per share for the periods presented exclude the following because the effect would have been anti-dilutive:
  For the third quarter and first nine months of fiscal 2011, options to purchase 4.4 million and 11.6 million weighted average shares, respectively, were excluded. For the third quarter and first nine months of fiscal 2010, options to purchase 14.9 million and 29.1 million weighted average shares, respectively, were excluded.
  Negligible unvested restricted stock units were excluded for the third quarter of fiscal 2011. Unvested restricted stock units for 0.4 million weighted average shares for the first nine months of fiscal 2011 were excluded. Unvested restricted stock units for 0.4 million and 0.6 million weighted average shares for the third quarter and first nine months of fiscal 2010, respectively, were excluded.
  For the third quarter and first nine months of fiscal 2011, 15.6 million and 5.2 million, respectively, weighted equivalent shares of the 3.50% convertible subordinated notes were excluded. For the third quarter and first nine months of fiscal 2010, 5.1 million weighted equivalent shares of the 4.375% convertible subordinated notes were excluded.

NOTE 12: COMPREHENSIVE INCOME

Total comprehensive income, net of tax, if any, for the three and nine months ended December 31, 2010 and 2009 was (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net income	$5,864	$4,636	$6,193	$20,999
Net unrealized gains (losses) on revaluation of
long-term intercompany balance	58	58	42	(152)
Foreign currency translation adjustment	(147)	(149)	312	1,214
Total comprehensive income	$5,775	$4,545	$6,547	$22,061

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this report usually contain the words “will,” “estimate,” “anticipate,” “expect,” “believe,” “project” or similar expressions and variations or negatives of these words. All such forward-looking statements including, but not limited to, (1) our goals for future operating performance, including our expectations regarding our revenue, gross margin, operating expense and diluted earnings per share performance for the fourth quarter of fiscal 2011 and for the full fiscal year; (2) our expectations relating to growing our disk systems and software solutions and tape automation systems revenue; (3) our research and development plans and focuses; (4) our expectation that we will continue to derive a substantial majority of our revenue from products based on tape technology; (5) our belief that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments and sustain our operations for at least the next 12 months; (6) our expectations regarding our ongoing efforts to control our cost structure; (7) our belief that our ultimate liability in any infringement claims made by any third parties against us will not be material to us; and (8) our business goals, objectives, key focuses, opportunities and prospects which are inherently uncertain as they are based on management’s expectations and assumptions concerning future events, and they are subject to numerous known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, about which we speak only as of the date hereof. As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to: (1) the amount of orders received in future periods; (2) our ability to timely ship our products; (3) uncertainty regarding information technology spending and the corresponding uncertainty in the demand for our products and services; (4) our ability to maintain supplier relationships; (5) the successful execution of our strategy to expand our business in new directions; (6) our ability to successfully introduce new products; (7) our ability to capitalize on changes in market demand; (8) our ability to achieve anticipated gross margin levels; and (9) those factors discussed under “Risk Factors” in Part II, Item 1A. Our forward-looking statements are not guarantees of future performance. We disclaim any obligation to update information in any forward-looking statement.

OVERVIEW

Quantum Corporation (“Quantum”, the “Company”, “us” or “we”), founded in 1980, is a leading global storage company specializing in backup, recovery and archive solutions. Combining focused expertise, customer-driven innovation and platform independence, we provide a comprehensive, integrated range of disk, tape and software solutions supported by our sales and service organization. We work closely with a broad network of value-added resellers (“VARs”), original equipment manufacturers (“OEMs”) and other suppliers to solve customers’ data protection, retention and management challenges. Our stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “QTM.”

We offer a comprehensive range of solutions in the data storage market providing performance and value to organizations of all sizes. We believe our combination of expertise, innovation and platform independence allows us to solve customers’ data protection and retention issues more easily, effectively and securely. Our open systems solutions are designed to provide significant storage efficiencies and cost savings while minimizing risk and protecting customers’ prior investments. In addition, we have the global scale and scope to support our worldwide customer base. As a pioneer in disk-based data protection, we have a broad portfolio of disk system solutions featuring deduplication and replication technology. We have products spanning from entry-level autoloaders to enterprise libraries, and are a major supplier of tape drives and media. Our data management software provides technology for shared workflow applications and multi-tiered archiving in high-performance, large-scale storage environments. We offer a full range of service with support available in more than 100 countries.

We earn our revenue from the sale of products, systems and services through our sales force and an array of channel partners to reach end user customers, which range in size from small businesses to multinational enterprises. Our products are sold under both the Quantum brand name and the names of various OEM customers. We face a variety of challenges and opportunities in responding to the competitive dynamics of the technology market which is characterized by rapid change, evolving customer demands and strong competition, including competition with several companies who are also significant customers.

At the beginning of fiscal 2011, we outlined our goals for the year and believe that we are positioned for stronger performance through revenue growth from newer products as well as increasing our engagement with channel partners. We believe our product portfolio provides us with a competitive advantage and establishes the foundation for building revenue momentum. Capitalizing on this opportunity by growing revenue and continuing to improve our competitive position has been and continues to be our priority. Specifically, for fiscal 2011 our goals were:
  To increase revenue from disk systems and software solutions;
  To gain share in the open systems tape automation market; and
  To deliver new technology in order to extend our ability to grow.
In order to achieve these goals, we have been focused on continuing to extend and improve our product portfolio by delivering new products, expanding our position with the VAR channel and investing in our technology platform.

Our quarterly revenue from branded disk systems over the past year has been inconsistent as a result of slower than expected growth of the VAR channel business and the variability associated with large orders from enterprise disk customers. These dynamics changed in the third quarter of fiscal 2011. We made progress increasing the branded midrange disk run rate business, adding more new customers than in prior quarters, and expanding our position with the VAR channel significantly. However, we had decreased enterprise disk revenue in the third quarter of fiscal 2011 which we attributed to fewer large orders and a new product transition. Despite this decline in enterprise disk sales, branded disk systems revenue increased 32% from the third quarter of fiscal 2010 and was unchanged sequentially. We expect future quarters to have a more traditional pattern of large orders for enterprise disk products.

Revenue from disk systems and software solutions increased 23% compared to the third quarter of fiscal 2010, and we achieved a new record level of both branded disk systems revenue and branded software solutions revenue. The market for our high performance file sharing and advanced data archiving solution remains strong and we continue to believe we are well positioned to grow StorNext software revenue over the next year through a continued focus on vertical markets and through expanded features and functionality.

We believe our results for the third quarter of fiscal 2011 demonstrated the relative strength of our tape business. Although our branded tape automation revenue decreased slightly from the third quarter of fiscal 2010, the decline was less than the overall tape automation market, suggesting that we gained market share. In addition, tape automation revenue grew sequentially for a second consecutive quarter, with 15% and 11% sequential increases in the third and second quarters of fiscal 2011, respectively. We continue our efforts to grow market share in the tape automation market and are targeting incremental investments around solutions that make tape more valuable to customers in areas such as long-term retention and archive, encryption and the cloud. We continue to believe we have the opportunity to increase market share due to consolidation in the tape market which makes customers more likely to select our products and solutions.

During the third quarter of fiscal 2011, we introduced the DXi8500, a high-performance backup and deduplication system which offers the power and flexibility to anchor a multi-tier, enterprise-wide disaster recovery and data retention strategy. The DXi8500 is designed to deliver the highest single unit VTL performance in its class to accommodate shrinking backup and recovery windows more effectively than competitor offerings. Although the DXi8500 has been well received, customers transitioning to this new product delayed purchases in the third quarter of fiscal 2011 while they evaluated this new system in their enterprise environments. In addition, we announced DXi 2.0 in January 2011, our most significant software release to date, which we believe will strengthen our position in the disk backup and deduplication market.

We continue our efforts to increase revenue momentum and further improve our financial results. Over the next year we plan to expand our available market for StorNext software and other key technologies by delivering integrated solutions of hardware and software, expanding our addressable market and leveraging our go-to-market capability. Underlying these efforts is our ability and drive to position Quantum as the storage systems specialist by bringing these elements together to provide a common management framework and ensure that our service offerings provide unique expertise. We continue to believe we are well positioned to capitalize on the opportunities noted above. However, we have additional work to build our go-to-market position and further expand our product portfolio. We believe that our strategy will enable us to increase profitability by more than offsetting the impact of lost revenue from product lines that have planned revenue declines. While building revenue momentum has been a challenge, we saw distinct progress in the third quarter of fiscal 2011 and look forward to continued improvement.

During the third quarter of fiscal 2011, we improved our capital structure by refinancing our 12% term loans with EMC International Company (“EMC Term Loans”) with 3.5% convertible subordinated notes. These convertible subordinated notes will be due in November 2015. In addition, we paid $40.4 million principal on our senior secured debt during the third quarter of fiscal 2011.

Results

Total revenue for the third quarter of fiscal 2011 decreased $5.5 million to $176.2 million from $181.7 million in the third quarter of fiscal 2010, primarily due to an expected decline in revenue from OEM customers and, to a lesser extent, from decreased royalty revenue. The largest OEM revenue decreases were from devices, tape automation products and service, respectively. Partially offsetting these decreases was a 25% increase in branded disk systems and software solutions revenue in the third quarter of fiscal 2011, primarily due to sales of our newer midrange DXi-series disk products. Disk systems and software solutions increased to 15% of total revenue and to 22% of product revenue in the third quarter of fiscal 2011, up from 12% of total revenue and 18% of product revenue in the third quarter of fiscal 2010. For the third quarter of fiscal 2011, 78% of non-royalty revenue was branded, compared to 76% for the third quarter of fiscal 2010.

Gross margin increased 180 basis points and product gross margin increased 330 basis points compared to the third quarter of fiscal 2010 largely due to decreased intangible amortization expense from certain intangibles becoming fully amortized in the first half of fiscal 2011. Service gross margin increased 70 basis points in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 due to expense reductions in our service delivery model and the increase in branded service revenue compared to OEM service revenue due to declines in repairs for OEM customers. Product repairs and service for OEM customers typically have a lower service margin than repairs and service of branded products.

Operating expenses increased 1% to $64.2 million for the third quarter of fiscal 2011 from $63.5 million in the prior year primarily from increased sales and marketing expenses mostly offset by decreased general and administrative expenses. Sales and marketing expenses increased due to expanding our sales force and marketing team to increase channel engagement and drive growth in our branded business. General and administrative expenses decreased primarily due to lower doubtful accounts allowance requirements and provisions for value-added tax (“VAT”) audits that were recorded in the prior year but were not repeated in the third quarter of fiscal 2011.

Operating profit increased slightly, resulting in a 6.5% operating margin for the third quarter of fiscal 2011 compared to a 6.2% operating margin for the third quarter of fiscal 2010. Interest expense decreased $2.1 million primarily due to refinancing the EMC Term Loans with lower interest convertible subordinated notes. We had net income of $5.9 million for the third quarter of fiscal 2011 compared to $4.6 million for the third quarter of fiscal 2010. In addition, we generated $28.9 million of cash from operations during the first nine months of fiscal 2011. We ended the December 31, 2010 quarter with $92.9 million in cash, cash equivalents and restricted cash.

For the fourth quarter of fiscal 2011, we anticipate total revenue between $165 million and $175 million, a similar gross margin rate as the third quarter of fiscal 2011, operating expenses of $64.5 million to $66.5 million, interest expense decreasing to $3.2 million, tax expense of approximately $1.0 million and diluted net income per share of $0.01 to $0.02.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended
(In thousands)	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Product revenue	$123,218	69.9%	$124,580	68.5%	$(1,362)	(1.1)%
Service revenue	37,365	21.2%	38,991	21.5%	(1,626)	(4.2)%
Royalty revenue	15,643	8.9%	18,139	10.0%	(2,496)	(13.8)%
Total revenue	$176,226	100.0%	$181,710	100.0%	$(5,484)	(3.0)%

	Nine Months Ended
	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Product revenue	$344,001	67.9%	$348,131	67.3%	$(4,130)	(1.2)%
Service revenue	113,730	22.4%	117,650	22.8%	(3,920)	(3.3)%
Royalty revenue	49,442	9.7%	51,195	9.9%	(1,753)	(3.4)%
Total revenue	$507,173	100.0%	$516,976	100.0%	$(9,803)	(1.9)%

Total revenue decreased in the third quarter and first nine months of fiscal 2011 primarily due to expected declines in OEM revenue as well as decreased royalty revenue. Partially offsetting these decreases, branded revenue increased 2% and 4% in the third quarter and first nine months of fiscal 2011, respectively, led by increased revenue from disk systems and software solutions. As noted above, we are exposed to variability in our quarterly revenue as a result of large orders, and our decreased revenue for the third quarter of fiscal 2011 reflects a decrease in these orders, primarily for enterprise disk systems. We believe the decreased revenue from enterprise disk systems was also impacted by the introduction of our new DXi8500 product in the third quarter of fiscal 2011.

Product Revenue

Our product revenue, which includes sales of our hardware and software products sold through both our Quantum branded and OEM channels, decreased $1.4 million and $4.1 million for the third quarter and first nine months of fiscal 2011 compared to the third quarter and first nine months of fiscal 2010, respectively, primarily due to anticipated decreases in OEM sales revenue from devices and media and, to a lesser extent, from tape automation systems. Revenue from sales of branded products increased 3% and 5% in the third quarter and first nine months of fiscal 2011, respectively, compared to the third quarter and first nine months of fiscal 2010 primarily due to increased sales of disk systems and software solutions.

	Three Months Ended
(In thousands)	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Disk systems and software solutions	$26,868	15.2%	$21,814	12.0%	$5,054	23.2%
Tape automation systems	72,482	41.1%	75,465	41.5%	(2,983)	(4.0)%
Devices and media	23,868	13.6%	27,301	15.0%	(3,433)	(12.6)%
Product revenue	$123,218	69.9%	$124,580	68.5%	$(1,362)	(1.1)%

	Nine Months Ended
	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Disk systems and software solutions	$85,088	16.8%	$63,814	12.3%	$21,274	33.3%
Tape automation systems	192,030	37.9%	202,118	39.1%	(10,088)	(5.0)%
Devices and media	66,883	13.2%	82,199	15.9%	(15,316)	(18.6)%
Product revenue	$344,001	67.9%	$348,131	67.3%	$(4,130)	(1.2)%

As noted earlier, a primary goal for fiscal 2011 is to grow revenue from disk systems and software solutions. For the third quarter and first nine months of fiscal 2011, disk systems and software solutions revenue increased 23% and 33%, respectively, compared to the third quarter and first nine months of fiscal 2010, primarily due to increased revenue from our midrange disk products. Midrange disk systems revenue more than doubled from both the third quarter and first nine months of fiscal 2010. In addition, sales of StorNext software also increased in the third quarter and first nine months of fiscal 2011. As a result of these revenue increases, disk systems and software solutions comprised a greater proportion of both product revenue and total revenue in the third quarter and first nine months of fiscal 2011 compared to the third quarter and first nine months of fiscal 2010.

Tape automation systems revenue decreased 4% from the third quarter of fiscal 2010, with decreases in OEM sales and branded revenue contributing evenly to the decrease. For the first nine months of fiscal 2011, tape automation systems revenue decreased 5% primarily due to decreased branded enterprise tape automation systems sales in North America. We had anticipated higher tape automation system revenue in both North America and EMEA for the first nine months of fiscal 2011. Sales of our newer Scalar i40 and i80 products more than replaced the revenue declines from our legacy entry-level tape automation systems in both the third quarter and first nine months of fiscal 2011. As a result, branded entry-level tape automation systems revenue increased by 26% and 32% compared to the third quarter and first nine months of fiscal 2010, respectively. Enterprise and midrange tape automation systems revenue from OEM customers decreased as anticipated in the third quarter and first nine months of fiscal 2011 compared to the prior year periods.

Product revenue from devices, which includes tape drives and removable hard drives, and non-royalty media sales declined 13% and 19% from the third quarter and first nine months of fiscal 2010, respectively, primarily due to anticipated decreases in sales of older OEM device technologies that reached, or are nearing, end of life. We continue to be strategic with media sales and have chosen to not pursue opportunities that do not provide sufficient margins. This resulted in a 6% increase in media revenue compared to the third quarter of fiscal 2010 and a 6% decrease compared to the first nine months of fiscal 2010.

Service Revenue

Service revenue includes revenue from sales of hardware service contracts, product repair, installation and professional services. Hardware service contracts are typically purchased by our customers to extend their warranties or to provide faster service response times, or both. Service revenue decreases of 4% and 3% for the third quarter and first nine months of fiscal 2011, respectively, compared to the third quarter and first nine months of fiscal 2010, were primarily due to decreased OEM product repair services and to a lesser extent reduced hardware service contract revenues from our OEM customers. OEM service revenue decreases are due to many of our device products that have reached or are nearing end of service life. Service revenue from our branded products was approximately the same as the third quarter and first nine months of fiscal 2010.

Royalty Revenue

Tape media royalties were lower in the third quarter and first nine months of fiscal 2011 compared to the third quarter and first nine months of fiscal 2010, respectively, primarily due to decreased media unit sales by media licensees. Royalties decreased from the third quarter of fiscal 2010, primarily due to decreases of maturing DLT media and, to a lesser extent, from lower LTO media royalties. Royalties from LTO media, primarily LTO-5 media formats, increased in the first nine months of fiscal 2011; however, these increases were more than offset by decreases of maturing DLT media, compared to the first nine months of fiscal 2010.

Gross Margin

	Three Months Ended
(In thousands)	December 31, 2010	Gross margin %	December 31, 2009	Gross margin %	Change	% Change
Product gross margin	$45,762	37.1%	$42,071	33.8%	$3,691	8.8%
Service gross margin	14,165	37.9%	14,506	37.2%	(341)	(2.4)%
Royalty gross margin	15,643	100.0%	18,139	100.0%	(2,496)	(13.8)%
Gross margin	$75,570	42.9%	$74,716	41.1%	$854	1.1%

	Nine Months Ended
	December 31, 2010	Gross margin %	December 31, 2009	Gross margin %	Change	% Change
Product gross margin	$122,843	35.7%	$120,459	34.6%	$2,384	2.0%
Service gross margin	42,135	37.0%	41,334	35.1%	801	1.9%
Royalty gross margin	49,442	100.0%	51,195	100.0%	(1,753)	(3.4)%
Gross margin	$214,420	42.3%	$212,988	41.2%	$1,432	0.7%

The 180 and 110 basis point increase in gross margin percentage for the third quarter and first nine months of fiscal 2011 compared to the third quarter and first nine months of fiscal 2010 was primarily due to lower intangible amortization from certain intangibles becoming fully amortized in the first half of fiscal 2011. In addition, we had changes in our sales mix including a $2.5 million and $1.8 million decrease in royalty revenue from the third quarter and first nine months of fiscal 2010, respectively, and an increased percentage of products that were sold through our branded channels compared to the prior year periods. Branded sales comprised 78% and 77% of non-royalty revenue for the third quarter and first nine months of fiscal 2011, respectively, compared to 76% and 73% for the third quarter and first nine months of fiscal 2010, respectively. Sales of branded products typically generate higher gross margins than sales to our OEM customers; however, OEM deduplication software revenue provides one of our highest product margins. Contributing to the change in our revenue mix was our emphasis on sales growth of our disk systems and software solutions which increased to 15% and 17% of revenue in the third quarter and first nine months of fiscal 2011, respectively, compared to 12% of revenue in the respective prior year periods. We expect similar gross margin rates in the fourth quarter of fiscal 2011 compared to the third quarter of fiscal 2011.

Product Margin

Product gross margin increased $3.7 million and $2.4 million in the third quarter and first nine months of fiscal 2011, respectively, and product gross margin rate increased 330 basis points and 110 basis points in the third quarter and first nine months of fiscal 2011, respectively, compared to the third quarter and first nine months of fiscal 2010. These increases were primarily due to a $3.0 million and $4.4 million decrease in intangible amortization, respectively, compared to the third quarter and first nine months of fiscal 2010. Product gross margin was also impacted by the change in our product revenue mix compared to the prior year periods. Revenue from branded product sales increased 3% and 5% in the third quarter and first nine months of fiscal 2011, respectively. In addition, revenue from disk systems and software solutions increased to 22% and 25% of product revenue in the third quarter and first nine months of fiscal 2011, respectively, compared to 18% of product revenue in the respective prior year periods.

Service Margin

Service gross margin decreased $0.3 million in the third quarter of fiscal 2011 and increased $0.8 million in the first nine months of fiscal 2011 compared to the prior year periods. However, service gross margin percentage increased 70 basis points and 190 basis points in the third quarter and first nine months of fiscal 2011, respectively, compared to the third quarter and first nine months of fiscal 2010, primarily due to expense reductions in our service delivery model and the increase in branded service revenue compared to OEM service revenue due to declines in repairs for OEM customers. As noted above, product repairs and service for OEM customers typically have a lower service margin than repairs and service of branded products. We have reduced expense in our service delivery model by repairing certain product lines in our facilities at a lower cost than we incurred with external service providers.

Research and Development Expenses

	Three Months Ended
(In thousands)	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Research and development	$18,240	10.4%	$18,155	10.0%	$85	0.5%

	Nine Months Ended
	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Research and development	$54,490	10.7%	$51,594	10.0%	$2,896	5.6%

The increase in research and development expenses for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 was primarily due to a $2.5 million increase in salaries and benefits from investment in our disk systems and software engineering teams to support new product development efforts.

Sales and Marketing Expenses

	Three Months Ended
(In thousands)	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Sales and marketing	$31,776	18.0%	$29,029	16.0%	$2,747	9.5%

	Nine Months Ended
	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Sales and marketing	$90,973	17.9%	$84,202	16.3%	$6,771	8.0%

The increase in sales and marketing expense for the third quarter and first nine months of fiscal 2011 from the third quarter and first nine months of fiscal 2010 was primarily due to an increase in salaries and benefits from growing our branded sales force and marketing team. Salaries and benefits increased $2.1 million and $3.8 million, respectively, compared to the third quarter and first nine months of fiscal 2010. In addition, advertising and marketing expenditures increased by $1.8 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due to new product introductions and efforts to expand our position with the customer bases of our key channel partners. We believe these programs will help us gain greater revenue momentum with end users and within the channel.

General and Administrative Expenses

	Three Months Ended
(In thousands)	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
General and administrative	$14,176	8.0%	$16,289	9.0%	$(2,113)	(13.0)%

	Nine Months Ended
	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
General and administrative	$44,600	8.8%	$46,012	8.9%	$(1,412)	(3.1)%

The decrease in general and administrative expense for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was largely due to a $1.0 million net decrease in bad debt expense resulting from lower allowance for doubtful accounts requirements in the third quarter of fiscal 2011. In addition, we had a $0.8 million and a $1.0 million decrease in net VAT expense for the third quarter and first nine months of fiscal 2011, respectively, primarily due to provisions for VAT audits during the first nine months of fiscal 2010 that were not repeated in the first nine months of fiscal 2011. For the first nine months of fiscal 2011, the decrease in general and administrative expense was primarily due to this VAT expense decrease. We also had a $0.7 million decrease in legal fees for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

Restructuring Charges (Benefits)
	Three Months Ended
(In thousands)	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Restructuring charges (benefits)	$—	—%	$(22)	—%	$22	n/m

	Nine Months Ended
	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Restructuring charges	$11	—%	$4,784	0.9%	$(4,773)	(99.8)%

The decrease in restructuring charges for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 was primarily due to facility restructuring charges from vacating and accruing the remaining contractual lease payments on four facilities in the prior year. For additional information, refer to Note 8 “Restructuring Charges.” Although we anticipate the current expense trend to continue in the near term, until we achieve sustained profitability we may incur additional charges in the future related to further cost reduction steps.

Interest Income and Other, Net

	Three Months Ended
(In thousands)	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Interest income and other, net	$(250)	(0.1)%	$526	0.3%	$(776)	n/m

	Nine Months Ended
	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Interest income and other, net	$24	—%	$1,795	0.3%	$(1,771)	(98.7)%

The decrease in interest income and other, net compared to the third quarter of fiscal 2010 was primarily due to $0.9 million in fees for an amendment to our senior secured credit agreement in the third quarter of fiscal 2011. The decrease in interest income and other, net for the first nine months of fiscal 2011 was primarily due to $1.2 million in fair value gains on an interest rate collar in first nine months of fiscal 2010 that expired December 31, 2009. The amendment fees also contributed to the decrease in interest income and other, net for the first nine months of fiscal 2011.

Interest Expense

	Three Months Ended
(In thousands)	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Interest expense	$4,761	2.7%	$6,813	3.7%	$(2,052)	(30.1)%

	Nine Months Ended
	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Interest expense	$16,877	3.3%	$19,399	3.8%	$(2,522)	(13.0)%

Interest expense decreased $2.1 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 primarily due to paying off higher interest EMC Term Loans during the third quarter of fiscal 2011. Interest expense decreased $2.5 million in the first nine months of fiscal 2011 primarily due to interest paid in the first nine months of fiscal 2010 related to an interest rate collar that expired on December 31, 2009. Interest expense also includes the amortization of debt issuance costs for debt facilities.

Gain (Loss) on Debt Extinguishment, Net of Costs

	Three Months Ended
(In thousands)	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Loss on debt extinguishment	$(1,186)	(0.7)%	$—	—%	$(1,186)	n/m

	Nine Months Ended
	December 31, 2010	% of revenue	December 31, 2009	% of revenue	Change	% Change
Gain (loss) on debt extinguishment, net of costs	$(1,186)	(0.2)%	$12,859	2.5%	$(14,045)	n/m

During the third quarter of fiscal 2011, we issued $135.0 million aggregate principal of 3.50% convertible subordinated notes (“current notes”). We used the proceeds from the issuance to fully repay the EMC Term Loans. In connection with this debt extinguishment, we wrote off $1.2 million of unamortized debt costs related to the EMC Term Loans.

During the first nine months of fiscal 2010, we refinanced $137.9 million aggregate principal amount of our 4.375% convertible subordinated notes due August 2010 (“prior notes”), consisting of $50.7 million in a private transaction and $87.2 million through a tender offer. In connection with these transactions, we recorded a gain on debt extinguishment, net of costs, of $12.9 million comprised of the gross gain of $15.6 million, reduced by $2.1 million in expenses and $0.6 million of unamortized debt costs related to the prior notes.

Income Taxes

	Three Months Ended
(In thousands)	December 31, 2010	% of pre-tax income	December 31, 2009	% of pre-tax income	Change	% Change
Income tax provision (benefit)	$(683)	(13.2)%	$342	6.9%	$(1,025)	n/m

	Nine Months Ended
	December 31, 2010	% of pre-tax income	December 31, 2009	% of pre-tax income	Change	% Change
Income tax provision	$114	1.8%	$652	3.0%	$(538)	(82.5)%

The decrease in income tax expense for both the third quarter and first nine months of fiscal 2011 compared to the third quarter and first nine months of fiscal 2010 was primarily due to the release of tax liabilities in foreign jurisdictions in the third quarter of fiscal 2011. The tax benefit for the third quarter of fiscal 2011 was primarily due to release of tax liabilities in foreign jurisdictions and the tax expense for the third quarter of fiscal 2010 was primarily comprised of foreign income taxes and state taxes. The tax expense for the first nine months of fiscal 2011 was primarily comprised of foreign income taxes and state taxes, largely reduced by release of tax liabilities in foreign jurisdictions. The tax expense for the first nine months of fiscal 2010 was comprised of foreign income taxes and state taxes partially reduced by U.S. tax refunds from amended filings.

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

Amortization of Intangible Assets

The following tables detail intangible asset amortization expense within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2010	December 31, 2009	Change
Cost of revenue	$2,574	$5,548	$(2,974)
Research and development	—	100	(100)
Sales and marketing	3,332	3,393	(61)
General and administrative	25	25	—
	$5,931	$9,066	$(3,135)

	Nine Months Ended
	December 31, 2010	December 31, 2009	Change
Cost of revenue	$12,087	$16,522	$(4,435)
Research and development	200	300	(100)
Sales and marketing	10,088	10,181	(93)
General and administrative	75	75	—
	$22,450	$27,078	$(4,628)

The decrease in intangible expense in the third quarter and first nine months of fiscal 2011 compared to the third quarter and first nine months of fiscal 2010 was due to certain intangibles becoming fully amortized in the first and second quarters of fiscal 2011. For further information regarding amortizable intangible assets, refer to Note 5 “Goodwill and Intangible Assets.”

Share-based Compensation

The following table summarizes share-based compensation within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	December 31, 2010	December 31, 2009	Change
Cost of revenue	$459	$333	$126
Research and development	603	513	90
Sales and marketing	786	619	167
General and administrative	686	877	(191)
	$2,534	$2,342	$192

	Nine Months Ended
	December 31, 2010	December 31, 2009	Change
Cost of revenue	$1,363	$952	$411
Research and development	1,933	1,733	200
Sales and marketing	2,391	1,837	554
General and administrative	2,363	2,633	(270)
	$8,050	$7,155	$895

The increase in share-based compensation for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 was primarily due to a $1.3 million increase from rights to purchase shares of company stock resulting from reinstatement of the employee stock purchase plan (“Purchase Plan”) on January 1, 2010. The Purchase Plan was suspended throughout the first nine months of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	December 31, 2010	December 31, 2009
Net income	$6,193	$20,999
Net cash provided by operating activities	28,921	81,601
Net cash used in investing activities	(9,031)	(5,682)
Net cash used in financing activities	(43,686)	(62,908)

Nine Months Ended December 31, 2010

The $22.7 million difference between reported net income and cash provided by operating activities during the nine months ended December 31, 2010 was primarily due to $52.3 million in non-cash expenses, the largest of which were amortization, depreciation, service parts lower of cost or market adjustment and share-based compensation. This was partially offset by a $15.4 million increase in accounts receivable and a $9.3 million decrease in deferred revenue. Accounts receivable increased primarily due to an increase in revenue in the third quarter of fiscal 2011 compared to the fiscal quarter ended March 31, 2010. The decrease in deferred revenue was primarily due to the final utilization of an OEM deduplication software prepayment during the first nine months of fiscal 2011.

Cash used in investing activities reflects $9.3 million of equipment purchases during the nine months ended December 31, 2010. Equipment purchases were primarily for engineering test equipment to support product development activities.

Cash used in financing activities during the first nine months of fiscal 2011 was primarily due to repaying a net $55.2 million of outstanding debt, partially offset by $13.6 million received from the issuance of common stock.

Nine Months Ended December 31, 2009

The $60.6 million difference between reported net income and cash provided by operating activities during the nine months ended December 31, 2009 was primarily due to $53.3 million in non-cash expenses, the largest of which were amortization, depreciation, service parts lower of cost or market expense and share-based compensation. Non-cash expenses were partially offset by a $15.6 million non-cash gain on debt extinguishment. Cash provided by operating activities was also impacted by a $13.9 million increase in deferred revenue, an $11.4 million increase in accounts payable and an $8.4 million reduction in manufacturing inventories, partially offset by an $8.7 million increase in accounts receivable. Deferred revenue increases were primarily attributable to prepaid license fees under an OEM agreement partially offset by lower deferred service contract balances. The increase in accounts payable was due to the timing of purchases and payments. Manufacturing inventories decreased due to planned reductions in inventory levels. The increase in accounts receivable was primarily due to increased sales and service contract billings at the end of the third quarter of fiscal 2010.

Cash used in investing activities primarily reflects $5.7 million of equipment purchases during the nine months ended December 31, 2009. Equipment purchases were primarily for engineering and IT equipment to support product development activities and to upgrade a data center in addition to leasehold improvements for a facility.

Cash used in financing activities during the first nine months of fiscal 2010 was primarily due to repaying $61.5 million of our term debt under the senior secured credit agreement with Credit Suisse (“CS credit agreement”). We refinanced the majority of our prior convertible subordinated notes during the first half of fiscal 2010, and repayments of these notes were mostly offset by borrowings under two credit agreements with EMC International Company.

Capital Resources and Financial Condition

We have made progress increasing operating income levels, and we continue to focus on improving our operating performance. Our efforts are intended to increase revenue in higher margin areas of the business and to continue to improve margins in order to return to consistent profitability and to generate positive cash flows from operating activities. We believe that our existing cash and capital resources will be sufficient to meet all currently planned expenditures, debt repayments, contractual obligations and sustain operations for at least the next 12 months. This belief is dependent upon our ability to achieve revenue and gross margin projections and to continue to control operating expenses in order to provide positive cash flow from operating activities. Should any of the above assumptions prove incorrect, either in combination or individually, it would likely have a material negative effect on our cash balances and capital resources.

The following is a description of our existing capital resources including outstanding balances, funds available to borrow, and primary debt repayment terms including interest rates.

On November 15, 2010, we issued $135.0 million aggregate principal amount of 3.50% convertible subordinated notes due November 15, 2015. We are required to make semi-annual interest payments on the current notes. The terms are governed by an agreement between Quantum and U.S. Bank National Association. For additional terms of the current notes, refer to Note 7, “Convertible Subordinated Debt and Long-term Debt.”

Also on November 15, 2010, we repaid in full all amounts outstanding, plus accrued and unpaid interest on the EMC Term Loans using proceeds received from issuing the current convertible notes. As a result of this voluntary prepayment, we have satisfied all of our obligations under the EMC Term Loans.

Under the CS credit agreement, we have the ability to borrow up to $50.0 million under a senior secured revolving credit facility which expires July 12, 2012. As of December 31, 2010, we have letters of credit totaling $1.2 million reducing the amount available to borrow on this revolver to $48.8 million. Quarterly, we are required to pay a 0.5% commitment fee on the undrawn amount under the revolving credit facility.

During the third quarter of fiscal 2011, we paid $40.4 million principal under the CS credit agreement. Our outstanding term debt under the CS credit agreement was $144.7 million at December 31, 2010. This loan matures on July 12, 2014 and has a variable interest rate. The interest rate on the term loan was 3.80% at December 31, 2010. We are required to make quarterly interest and principal payments on the term loan. In addition, on an annual basis, we are required to perform a calculation of excess cash flow which may require an additional payment of the principal amount in certain circumstances. To date, the annual calculations of excess cash flow have not required additional payments. There is a blanket lien on all of our assets under the CS credit agreement in addition to certain financial and reporting covenants. As of December 31, 2010, we were in compliance with all debt covenants.

In addition, on October 26, 2010, we entered into an amendment to the CS credit agreement that provides us, among other changes, with additional flexibility to issue equity securities or certain subordinated debt securities.

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

Any lack of renewal, waiver, or amendment, if needed, could result in the revolving credit line and CS term loan becoming unavailable to us and any amounts outstanding becoming immediately due and payable. In the case of our borrowings at December 31, 2010, this would mean $144.7 million could become immediately payable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2011, we elected to early adopt the amended revenue recognition guidance for multiple element deliverable arrangements as well as for software revenue recognition on a prospective basis for applicable transactions originating or materially modified on or after April 1, 2010. The adoption of these standards did not have a material impact on our financial position or results of operations. For additional information regarding the adoption of these amendments and our assessment of other recent accounting pronouncements, refer to Note 2 “Significant Accounting Policies; New Accounting Standards.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations.

Market Interest Rate Risk

Changes in interest rates affect interest income earned on our cash equivalents. In addition, changes in interest rates affect interest expense on our borrowings under the CS credit agreement. Our outstanding convertible subordinated notes have a fixed interest rate, thus a hypothetical 100 basis point increase in interest rates would not impact interest expense on these borrowings.

Our cash equivalents consisted solely of money market funds during the nine months ended December 31, 2010. During the first nine months of fiscal 2011, interest rates on these funds were under 1.0% and we earned negligible amounts in interest income.

Interest accrues on our CS term loan at our option, based on either, a prime rate plus a margin of 2.5%, or a LIBOR rate plus a margin of 3.5%. A hypothetical 100 basis point increase in interest rates would have increased interest expense $1.4 million for the first nine months of fiscal 2011.

Foreign Currency Exchange Rate Risk

As a multinational corporation, we are exposed to changes in foreign exchange rates. The assets and liabilities of many of our non-U.S. subsidiaries have functional currencies other than the U.S. dollar and are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% depreciation of the U.S. dollar would have resulted in a $0.2 million increase to income before income taxes for the nine months ended December 31, 2010. We determined this result by applying the exchange rate resulting from a 10% depreciation of the U.S. dollar to translate and revalue the financial statements of our subsidiaries with a functional currency other than the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

In the last several years, we have recorded significant restructuring charges and made cash payments in order to reduce our cost of sales and operating expenses to rationalize our operations following past acquisitions and in response to adverse economic and industry conditions. We may take future steps to further reduce our operating costs, including future cost reduction steps or restructurings in response to rationalization of operations following strategic decisions, adverse changes in our business or industry or future acquisitions may require us to make cash payments that, if large enough, could materially and adversely affect our liquidity. We may be unable to reduce our cost of sales and operating expenses at a rate and to a level appropriate in relation to our future sales, which may adversely affect our business, financial condition and operating results.

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
  Sole source of product supply
  In many cases, our business partner may be the sole source of supply for the products or parts they manufacture, or the services they provide, for us. Because we are relying on one supplier, we are at greater risk of experiencing shortages, reduced production capacity or other delays in customer deliveries that could result in customer dissatisfaction, lost sales and increased expenses, each of which could materially damage customer relationships and result in lost revenue.
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

The economic crisis in the U.S. and global financial markets had and may continue to have a material and adverse impact on our business and our financial condition, including the impact to our results in the first half of fiscal 2011 from economic conditions in Europe. Uncertainty about economic conditions always poses a risk as businesses may further reduce or postpone spending in response to tighter credit, negative financial news and declines in income or asset values. In addition, economic conditions in recent years have resulted in some customers’ reduced credit worthiness, bankruptcies of certain customers and the global disruption in the credit markets continues to affect customers’ and business’ efforts to obtain credit, each of which has increased our potential exposure to bad debt. These macroeconomic factors have had a material negative effect on our business and the demand for our products, the initial impact of which was reflected in our results for the second quarter of fiscal 2009. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions. Another global economic crisis like the one that we recently experienced could materially adversely affect our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 15, 2010, we issued $135.0 million aggregate principal amount of 3.50% convertible senior subordinated notes due 2015 (“the Notes”) to the initial purchasers in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”). The net proceeds from the offering were $130.0 million after deducting discounts, commissions and other offering expenses of $5.0 million. We offered and sold the Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

The Notes and the underlying common stock issuable upon conversion of the Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

QUANTUM CORPORATION

/s/ LINDA M. BREARD
Linda M. Breard
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Dated: February 8, 2011

QUANTUM CORPORATION
EXHIBIT INDEX

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-13449	3.1	August 16, 2007

3.2	Amended and Restated Bylaws of Registrant, as amended.	8-K	001-13449	3.1	December 5, 2008

3.3	Certification of Amendment to the Bylaws of Quantum Corporation, as adopted on January 20, 2010.	8-K	001-13449	3.1	January 26, 2010

4.1	Indenture for 3.50% Convertible Senior Subordinated Notes due 2015, between the Registrant and U.S. Bank National Association, as trustee, dated November 15, 2010, including the form of 3.50% Convertible Senior Subordinated Note due 2015.	8-K	001-13449	4.1	November 15, 2010

10.1	Amendment No. 2 to Senior Secured Credit Agreement, between the Registrant and Credit Suisse AG, as administrative agent, dated October 26, 2010.	8-K	001-13449	10.1	October 26, 2010

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. ‡

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002. †

‡	Filed herewith.
†	Furnished herewith.